Form 10-Q
period 1995-03-31
IMMUNOMEDICS INC
filed 1995-05-12
CIK 722830

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


                                  FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended           March 31, 1995.

Commission File Number:    0-12104

                              IMMUNOMEDICS, INC.

(Exact name of registrant as specified in its charter.)

          Delaware                                 61-1009366
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)


300 American Road, Morris Plains, New Jersey       07950
(Address of principal executive offices)         (Zip code)

(201) 605-8200
(Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 [X] Yes  [ ] No


   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   As of May 8, 1995 there were 30,274,585 shares of the registrant's common stock outstanding.

                                IMMUNOMEDICS, INC.
                             Condensed Balance Sheets
                                  (Unaudited)
                                                        March 31,     June 30,
                                                          1995         1994
                                                      ____________ ____________
ASSETS
Current Assets:
     Cash and Cash Equivalents                        $  2,178,525    6,371,245
     Marketable Securities                              22,485,205   18,858,609
     Other Current Assets                                  636,436    1,087,452
                                                      ____________ ____________
          Total Current Assets                          25,300,166   26,317,306

Property and Equipment, net of accumulated
    depreciation of $4,084,000 and $3,490,000 at
    March 31, 1995 and June 30, 1994, respectively       4,652,773    5,515,729
                                                      ____________ ____________
                                                      $ 29,952,939   31,833,035


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                    1,867,000    2,191,315
     Accrued Expenses                                    1,753,288    2,246,299
                                                      ____________ ____________
          Total Current Liabilities                      3,620,288    4,437,614

Commitments and Contingencies
Stockholders' Equity:
     Preferred stock; $.01 par value, authorized
      10,000,000 shares; Series B convertible,
      authorized 200,000 shares;
      issued and outstanding 150,000 shares                  1,500            0
     Common stock; $.01 par value, authorized
      50,000,000 shares; issued and outstanding
      30,080,469 and 30,055,469 shares at
      March 31, 1995 and June 30, 1994, respectively       300,805      300,555
     Capital contributed in excess of par               72,103,956   64,676,957
     Accumulated deficit                              (45,946,724) (37,377,656)
     Accumulated net unrealized loss on securities       (126,886)    (204,435)
                                                      ____________ ____________
          Total Stockholders' Equity                    26,332,651   27,395,421
                                                      ____________ ____________
                                                      $ 29,952,939   31,833,035

See accompanying notes to unaudited condensed financial statements.

                              IMMUNOMEDICS, INC.
                       Condensed Statements of Operations
                                 (Unaudited)
                                 Three Months Ended         Nine Months Ended
                                      March 31,                 March 31,
                                  1995         1994         1995         1994
                             ____________ ____________ ____________ ____________
REVENUES:
 Product sales and royalties $     69,214 $    127,594 $    138,975 $    319,144
 Research & development           385,000      500,000    1,385,000    1,500,000
 Grants                            17,500       24,401      161,000      150,000
 Interest                         254,695      384,564      734,203    1,145,427
                             ____________ ____________ ____________ ____________
                                  726,409    1,036,559    2,419,178    3,114,571

COSTS AND EXPENSES:
 Cost of goods sold                14,218       62,521       32,694      158,257
 Research & development         3,118,556    3,792,897    9,233,189   11,127,845
 General and administrative       546,779    1,024,452    1,722,363    3,452,487
                             ____________ ____________ ____________ ____________
                                3,679,553    4,879,870   10,988,246   14,738,589
                             ____________ ____________ ____________ ____________
Net loss                     $(2,953,144)  (3,843,311)  (8,569,068) (11,624,018)
                             ____________ ____________ ____________ ____________
Net loss per share           $     (0.10)       (0.13)       (0.29)       (0.39)
                             ____________ ____________ ____________ ____________
Weighted average number of
  shares outstanding           30,056,025   30,055,269   30,055,651   30,050,094

See accompanying notes to unaudited condensed financial statements.

                             IMMUNOMEDICS, INC.
                     Condensed Statements of Cash Flows
                                (Unaudited)
                                                         Nine Months Ended
                                                              March 31,
                                                         1995        1994
                                                     ____________ ____________

Net cash used in operating activities                $(7,772,659) (10,354,859)

Cash flows provided by/
  (used in) investing activities:

  Purchase of marketable securities                  (11,653,788) (19,614,299)
  Proceeds from maturities of marketable securities     7,748,531   18,995,669
  Proceeds from sales of marketable securities            250,000    3,871,305
  Additions to property and equipment                   (193,553)  (1,875,802)
                                                     ____________ ____________
        Net cash provided by/
          (used in) investing activities              (3,848,810)    1,875,802

Cash flows provided by/
  (used in) financing activites:

  Issuance of convertible preferred stock, net          7,372,499            0
  Exercise of stock options                                56,250       34,312
  Principal payments of long-term debt                          0     (23,642)
                                                     ____________ ____________
        Net cash provided by financing activities       7,428,749       10,670

Increase/(decrease) in cash and cash equivalents      (4,192,720)  (8,468,387)

Cash and cash equivalents at beginning of period        6,371,245   10,560,319
                                                     ____________ ____________
Cash and cash equivalents at end of period           $  2,178,525    2,091,932

See accompanying notes to unaudited condensed financial statements.

                            IMMUNOMEDICS, INC.
                  Notes to Condensed Financial Statements
                              (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited condensed financial statements of Immunomedics, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule
     10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at June 30, 1994 has been derived from the audited financial statements at that date. Operating results for the nine-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1995.

     For further information, refer to the annual financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1994.

(2)  Cash Equivalents and Marketable Securities

     The Company considers all highly liquid investments with maturities of three months or less, at the time of purchase, to be cash equivalents. Included in other current assets at March 31, 1995 and June 30, 1994 is accrued interest earned on cash equivalents and marketable securities of $180,000 and $306,000, respectively.

(3)  Income Taxes

     The Company has never made payments of Federal or State income taxes and does not  anticipate generating book income in fiscal 1995;
     therefore, no income taxes have been    reflected for the nine-month
     period ended March 31, 1995.

(4)  Net Loss Per Share

     Net loss per share is based upon the weighted average number of common shares outstanding. Common share equivalents, consisting of outstanding stock options and convertible preferred stock, are not included in the computations since the effect would be antidilutive.

                             IMMUNOMEDICS, INC.
           Notes to Condensed Financial Statements (Continued)
                                (Unaudited)

(5)  In Vitro Diagnostic Business

     In June 1994, the Company assigned, to an independent third party, all of the Company's manufacturing and marketing rights associated with its in vitro diagnostic products, excluding those rights relating to the Company's HAMA in vitro diagnostic product. In exchange for assigning these rights, the Company is to receive royalty payments through June 2003 on annual sales derived from such products, such royalty payments to be received quarterly. Included in product sales and royalties for the three and nine months ended March 31, 1995, is royalty income of $42,000 and $76,000, respectively.

(6)  Related-Party Transactions

     The Company is currently seeking to determine whether amendments to the terms of its license agreement with The Center for Molecular Medicine and Immunology ("CMMI") may be necessary to conform with federal law and regulations, including guidelines recently issued by the National Institutes of Health. Such amendments, if required, would modify certain of the Company's rights and obligations under the license agreement. See Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, under the caption "Relationship with The Center for Molecular Medicine and Immunology", for a description of certain of the Company's rights under the license agreement.

(7)  Commitments and Contingencies

     On February 1, 1994, the Company entered into a master lease agreement pursuant to which the Company leased equipment for research and development purposes. The basic lease payments under the master lease agreement were determined based on current market rates of interest at the inception of each equipment schedule take-down, and are payable in monthly installments over a four-year period. The lease agreement contains an early purchase option, at an amount which is deemed to be fair value, exercisable no later than ninety days before the thirty-sixth installment is due. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company would be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default. As of April 30, 1995, the Company has leased equipment having a long-term commitment aggregating $1,466,000 under the master lease agreement. This constitutes an increase of $598,000 in the Company's aggregate commitment since June 30, 1994.

                            IMMUNOMEDICS, INC.
           Notes to Condensed Financial Statements (Continued)
                              (Unaudited)

(8)  Stockholders' Equity

     On January 18, 1995, the Company completed an equity financing pursuant to Regulation S under the Securities Act of 1933, pursuant to which a group of investors purchased 150,000 shares of non-dividend paying Series B Convertible Preferred Stock (the "Series B Preferred Stock") for $7,500,000. At the Company's option, one investor will purchase an additional 50,000 shares, for $2,500,000, of the Convertible Preferred Stock in June 1995 under substantially the same terms and conditions of the original offering, provided that the average price of the Company's Common Stock is equal to or greater than $2.75 per share during the 20-day trading period immediately preceding the exercise date of such option. The terms of the transaction allow the investors, at their discretion, to convert the Preferred Stock into shares of the Company's Common Stock during a twenty-two month period beginning in March 1995, at pre-determined discounts from the average market price per share over a 40-day trading period surrounding the date of conversion. In May 1995, 10,000 preferred shares were converted into 194,116 shares of the Company's Common Stock.

                             IMMUNOMEDICS, INC.

Part I - Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since its inception, the Company has been engaged primarily in the research and development of proprietary products relating to the detection, diagnosis and treatment of cancer, and more recently infectious diseases. In
April 1991, the Company filed a Product License Application ("PLA") with the Food and Drug Administration ("FDA") seeking approval to manufacture and market, in the United States, CEA-ScanTM, an in vivo colorectal cancer diagnostic imaging product. In May 1994, the Company received a letter from the FDA indicating that the PLA filed for CEA-Scan for colorectal cancer imaging was not approvable at that time. In July 1994, the Company met with FDA officials to review the status of CEA-Scan and believes it reached an understanding with the FDA at that meeting that the results of the Phase III pivotal clinical trial would be analyzed, in conjunction with the FDA, to ascertain potentially approvable claims for the product based upon its current trial results, and what additional steps need to be taken to achieve approvability. The Company has now completed further analysis of the Phase III data and has presented a potential product claim to the FDA. In addition, the Company has responded to the manufacturing and clinical questions raised by the FDA in the May 1994 letter. In February 1992, the Company filed with the Health Protection Branch ("HPB") to market CEA-Scan in Canada. In March 1992, the Company filed with the Committee for Proprietary Medicinal Products ("CPMP") seeking approval to market CEA-ScanTM in Europe. In December 1994, the Company received notification from the Department of Health Medicines Control Agency ("MCA") in the United Kingdom that the Company's manufacturing operations are in general compliance with the guidelines of Good Manufacturing Principles ("cGMP"). The Company continues to work diligently with the U.S. and European regulatory authorities and remains fully committed to the eventual approval of CEA-Scan in the U.S., Europe, and Canada. However, no assurance can be given as to if or when any such approvals could be forthcoming.

With respect to LeukoScan , the Company's infectious disease diagnostic imaging product, the Company has held pre-PLA filing meetings with European and FDA officials and is preparing applications for filing with both of these regulatory agencies. The Company is presently further analyzing the Phase III clinical data for the bone infection and diabetic foot ulcer indications and is discussing with the FDA a filing and clinical trial strategy, which will include continuing to enroll patients into the Phase III trial for these indications. Currently, the earliest that the Company believes it will be in a position to file a PLA with the FDA is the fourth quarter of calendar year 1995. The European regulatory submission is currently being prepared and should be filed prior to the FDA PLA filing. Phase III trials for the infected prothesis and appendicitis indications are continuing, and the Company is examining other potential applications for this product. As with all regulatory filings, there can be no assurance that these filings will be acceptable for review by the regulatory authorities.

The Company is also engaged in developing other biopharmaceutical products, which are in various stages of development, testing, and the FDA approval process. The Company has not achieved profitable operations and does not anticipate achieving profitable operations during fiscal year 1995. The Company will continue to experience operating losses until such time as the Company is able to generate sufficient revenues from sales of its proposed in vivo products. Further, the Company's working capital will continue to decrease until such time as the Company is able to generate positive cash flow from operations or until such time, if at all, as the Company receives an additional infusion of cash from the sale of the Company's securities or from corporate alliances to finance the Company's operating expenses and capital expenditures.

Results of Operations

Revenues for the nine-month period ended March 31, 1995 were $2,419,000 as compared to $3,115,000 for the same period in 1994, representing a decrease of $696,000. The decrease in revenues was principally due to decreases in in vitro product sales, interest income and research and development revenue. In vitro product sales and royalties for the nine-month period ended March 31, 1995 were $139,000, including $76,000 of royalty income, as compared to $319,000 for the same period in 1994. This resulted from the Company's assignment in June 1994 of manufacturing and marketing rights for all but one of its in vitro diagnostic products to an independent third party in exchange for royalty payments (see Note 5 to unaudited condensed financial statements). Interest income of $734,000 for the nine-month period ended March 31, 1995 declined by $411,000 as compared to the same period in 1994. This resulted from a decrease in cash, cash equivalents, and marketable securities as cash was used to fund the Company's operations (see "Liquidity and Capital Resources"). Revenues for the nine-month period ended March 31, 1995 also included $1,385,000 in research and development revenue from a corporate partner as compared to $1,500,000 for the same period in 1994 (see "Liquidity and Capital Resources").

Revenues for the three-month period ended March 31, 1995 were $726,000 as compared to $1,037,000 for the same period in 1994, representing a decrease of $311,000. The decrease in revenues was principally due to decreases in in vitro product sales, interest income and research and development revenue. In vitro product sales and royalties for the three-month period ended March 31, 1995 were $69,000, including $42,000 of royalty income, as compared to $128,000 for the same period in 1994. This resulted from the Company's assignment, in June 1994, of certain manufacturing and marketing rights, as discussed above. (See Note 5 to unaudited condensed financial statements.) Interest income of $255,000 for the three-month period ended March 31, 1995 decreased $130,000, as compared to the same period in 1994. This resulted from a decrease in cash, cash equivalents and marketable securities as cash was used to fund the
Company's operations (see "Liquidity and Capital Resources").   Revenues for
the three months ended March 31, 1995 included $385,000 in research and development revenue from a corporate partner as compared to $500,000 for the same period in 1994 (see "Liquidity and Capital Resources").

Total operating expenses for the nine-month period ended March 31, 1995 were $10,988,000 as compared to $14,739,000 for the same period in 1994, representing a decrease of $3,751,000. Contributing to this decrease were research and development costs, which were $1,895,000 lower than in the same period in the prior year. General and administrative costs for the nine-month period ended March 31, 1995 were $1,730,000 less than during the comparable period in the prior year. The decrease in research and development costs for the nine-month period ended March 31, 1995 was due in part to lower manufacturing and related costs, resulting primarily from the completion of activities surrounding the validation and qualification of the Company's interim manufacturing processes and facility for CEA-Scan . The decrease was also due to lower clinical costs. The decrease in general and administrative costs was largely due to a decrease in legal expenses associated with patent-related activities.

Total operating expenses for the three-month period ended March 31, 1995 were $3,680,000 as compared to $4,880,000 for the same period in 1994, representing a decrease of $1,200,000. Research and development costs during the three-month period ended March 31, 1995, decreased by $674,000 as compared to the same period in 1994. The decrease was due to lower manufacturing and related costs, as well as clinical costs, as explained above. General and administrative costs for the three-month period ended March 31, 1995 decreased by $477,000 as compared to the same period in 1994, due to a decrease in legal expenses as discussed above.

Net loss for the nine-month period ended March 31, 1995 was $8,569,000, or $0.29 per share, as compared to a loss of $11,624,000, or $0.39 per share, for the same period in 1994, representing a decreased loss of $3,055,000. Net loss for the three-month period ended March 31, 1995 was $2,953,000, or $0.10 per share, as compared to a loss of $3,843,000, or $0.13 per share, for the same period in 1994, representing a decreased loss of $890,000. The changes from 1994 for the three- and nine-month periods principally result from lower operating expenses as discussed above.

Liquidity and Capital Resources

At March 31, 1995, the Company had working capital of $21,680,000, essentially unchanged from June 30, 1994, and had no long-term debt other than certain lease obligations (see Note 7 to unaudited condensed financial statements). Working capital employed to fund operating expenses was offset by cash received from a January 1995 financing transaction.

In January 1995, a group of investors purchased 150,000 shares, for $7,500,000, of non-dividend paying Convertible Preferred Stock in connection with a $10,000,000 equity financing. At the Company's option, one investor will purchase an additional $2,500,000 of such preferred stock in June 1995 under substantially the same terms and conditions of the original offering, provided that the average price of the Company's Common Stock is equal to or greater than $2.75 per share during the 20-day trading period immediately preceding the exercise date. The terms of the transaction allow the investors, at their discretion, to convert the Preferred Stock into shares of the Company's Common Stock during a twenty-two month period beginning in March 1995, at pre-determined discounts from the average market price per share over a 40-day trading period surrounding the date of conversion. In May 1995, 10,000 preferred shares were converted into 194,116 shares of the Company's Common Stock. The proceeds from this financing transaction will assist the Company in fulfilling its plans to file for U.S. and European regulatory approval to market LeukoScan, advance CEA-Scan through the regulatory review process and initiate clinical trials for cancer therapeutic products under development.

The Company has a Development and License Agreement with a corporate partner
for the marketing and selling of CEA-Scan   in North America.  As part of a
reordering by the Company and its corporate partner of their respective priorities and resources, resulting in part from recent changes in the healthcare, oncology, and nuclear medicine markets, the Company and its corporate partner are currently discussing a further restructuring of their relationship. While all of the terms have not yet been finalized, the restructuring would include, among other things, the Company reacquiring the marketing and selling rights to CEA-Scan in North America. The Company is currently reviewing various opportunities for the marketing and selling of CEA-Scan to the nuclear medicine and oncology markets, which may include a role for another corporate partner as well as its current partner.

In March 1995, the Company signed a License Agreement with Mallinckrodt Medical B.V. Under the terms of the Agreement, Mallinckrodt Medical B.V. will market, sell, and distribute CEA-Scan throughout Western Europe and in select Eastern European countries, subject to receipt of regulatory approval in the specified countries. The Company will manufacture CEA-Scan for which Mallinckrodt will pay the Company a pre-determined royalty. Mallinckrodt Medical B.V., based in Petten, the Netherlands, is a leading producer and distributor of radiopharmaceuticals and is a subsidiary of Mallinckrodt Group, Inc., located in St. Louis, Missouri.

On February 1, 1994, the Company entered into a master lease agreement pursuant to which the Company leased equipment for research and development purposes. The basic lease payments under the master lease agreement were determined based on current market rates of interest at the inception of each equipment schedule take-down, and are payable in monthly installments over a four-year period. The lease agreement contains an early purchase option, at an amount which is deemed to be fair value, exercisable no later than ninety days before the thirty-sixth installment is due. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company would be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default.

As of April 30, 1995, the Company has leased equipment aggregating $1,466,000 under the master lease agreement (see Note 7 to unaudited condensed financial statements).

The Company's liquid asset position, measured by its cash, cash equivalents and marketable securities, was $24,664,000 at March 31, 1995, representing a decrease of $566,000 from June 30, 1994. The Company believes that its financial resources will be sufficient to fund anticipated operating expenses and capital expenditures through calendar year 1996. The Company intends to supplement its financial resources from time to time as market conditions permit through additional financing and through collaborative marketing and distribution agreements. In addition, the Company continues to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of its proprietary technology. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements or financing. There can be no assurance that the Company will be able to obtain additional funds in the future.

PART II - Other Information:

Item 1.   Legal Proceedings

          In April 1995, the United States District Court for the District of New Jersey granted the Company's motion to dismiss the shareholder lawsuit that was filed June 2, 1994. The complaint alleged that public disclosures from January 30, 1992 through May 25, 1994 about the future prospects of the Company were fraudulent and misleading. The court held, among other things, that the claims made by the Plaintiff were insufficient on which to base a securities fraud action. Plaintiff served his Notice of Appeal on May 11, 1995.

Items 2-5 Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.20 License Agreement, dated as of March 10, 1995, between the Registrant and Mallinckrodt
                         Medical, B.V.  Confidentiality has been
                         requested for certain portions of the Agreement.

          (b)  Reports on Form 8-K

               The Registrant filed Current Reports on Form 8-K, dated January 18, 1995 and February 7, 1995 with respect to
               Item 5 - Other Events.

                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        IMMUNOMEDICS, INC.
                                        (Registrant)




     DATE:  May 11, 1995
                                        David M. Goldenberg,
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



     DATE:  May 11, 1995
                                        Amy Factor,
                                        Executive Vice President
                                        (Principal Accounting Officer)

                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        IMMUNOMEDICS, INC.

                                        (Registrant)




     DATE:  May 11, 1995                 /s/ David M. Goldenberg
                                        David M. Goldenberg,
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



     DATE:  May 11, 1995                 /s/ Amy Factor
                                        Amy Factor,
                                        Executive Vice President
                                        (Principal Accounting Officer)