Form 10-Q/A
period 1994-12-31
IMMUNOMEDICS INC
filed 1995-05-19
CIK 722830

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                FORM 10-Q/A
                             (Amendment No. 1)


  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended                        December 31, 1994

Commission File Number:       0-12104


                   IMMUNOMEDICS, INC.
 (Exact name of registrant as specified in its charter)

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

   As of January 31, 1995, there were 30,055,469 shares of the registrant's common stock outstanding.

                      PART II - Other Information:

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               4.2 Certificate of Designation of the Registrant's Series B Convertible Preferred Stock

               10.19 Convertible Stock Purchase Agreement, dated as of January 6, 1995, between the Registrant and the purchasers named therein.

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



     DATE:  May 19, 1995

                                        /s/ David M. Goldenberg
                                        David M. Goldenberg,
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



     DATE:  May 19, 1995

                                        /s/ Amy Factor
                                        Amy Factor,
                                        Executive Vice President
                                        (Principal Accounting Officer)