Form 10-Q/A
period 1995-03-31
IMMUNOMEDICS INC
filed 1995-07-18
CIK 722830

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

          (a)  Exhibits

               10.20 License Agreement, dated as of March 10, 1995, between the Registrant and Mallinckrodt
                         Medical, B.V.  * Confidential portions
                         omitted and filed separately with the Commission.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        IMMUNOMEDICS, INC.
                                        (Registrant)




     DATE:  July 18, 1995               /s/ David M Goldenberg
                                        David M. Goldenberg,
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



     DATE:  July 18, 1995               /s/ Amy Factor
                                        Amy Factor,
                                        Executive Vice President
                                        (Principal Accounting Officer)