Form 10-K
period 1995-06-30
IMMUNOMEDICS INC
filed 1995-09-27
CIK 722830

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the fiscal year ended June 30, 1995.

Commission File Number:       0-12104

                      IMMUNOMEDICS, INC.
     (Exact name of registrant as specified in its charter.)

        Delaware                                 61-1009366
(State or Incorporation)             (IRS Employer Identification No.)

300 American Road, Morris Plains, New Jersey       07950
(Address of principal executive offices)         (Zip code)

(201) 605-8200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
  (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes  [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [  ]

     As of September 26, 1995, 32,727,749 shares of the registrant's common stock were outstanding, and the aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the last reported sale price for the registrant's common stock on the Nasdaq National Market at that date was $171,175,134.

Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement to be mailed to stockholders in connection with the Annual Meeting of Stockholders of the registrant to be held on November 8, 1995 (the "1995 Definitive Proxy Statement"), which will be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III hereof. Further, portions of the registrant's 1995 Annual Report to Stockholders are incorporated by reference in Part IV hereof.

                     PART I

Item 1.  Business


Introduction

     Immunomedics, Inc. (the "Company") is a biopharmaceutical company applying innovative proprietary technology in antibody selection, modification and chemistry to the development of products for the detection and treatment of cancers and infectious diseases. Integral to these products are highly specific monoclonal antibodies designed to deliver radioisotopes, chemotherapeutic agents or toxins to tumors and sites of infection.

     The Company is developing a line of in vivo imaging products for the detection of various cancers and infectious diseases. In April 1991, the Company filed a Product License Application ("PLA"), to which a supplement was filed in June 1993, with the U.S. Food and Drug
Administration ("FDA") seeking approval to manufacture and market, in the United States, the Company's proprietary in vivo colorectal cancer imaging product, CEA-Scan . In May 1994, the Company received a letter from the FDA indicating that the PLA for CEA-Scan for colorectal cancer imaging was not approvable at that time. In July 1994, the Company met with FDA officials to review the status of CEA-Scan and believes it reached an understanding with the FDA that the results of the Phase III pivotal clinical trial would be further analyzed to ascertain potentially approvable claims for the product and what additional steps would need to be taken to achieve approvability. In March 1995, the Company submitted a response to the FDA's questions, including an analysis suggesting that CEA-Scan would be useful in the pre-surgical evaluation of recurrent colorectal cancer patients, particularly in the assessment of tumor resectability for these patients. In September 1995, the FDA scheduled the Company to present clinical trial data on CEA-Scan to the Oncology Drugs Advisory Committee ("ODAC") on October
17, 1995. At the same time, the FDA sent an action letter to the Company requesting clarification of the data which the Company had provided in response to the FDA's May 1994 letter, along with additional information and analyses. Accordingly, the status of the Company's PLA remained not-yet-approvable at the time of its notification of the ODAC presentation. The FDA could delay the meeting if, upon receipt of the clarification to be provided by the Company, the FDA deemed it needed more time to analyze the data or that the data did not support the clinical efficacy of the product. It is the Company's intention to present data to the ODAC supporting the use of CEA-Scan to better define the spread of colorectal cancer and provide the surgeon with more complete diagnostic information, helping to avoid unnecessary surgery in patients who would not benefit from the procedure. In February 1992, the Company filed with the Health
Protection Branch ("HPB") to market CEA-Scan  in Canada, and in March
1992, the Company filed with the Committee for Proprietary Medicinal
Products ("CPMP") to market the product in Europe. In December 1994, the Company's interim manufacturing facility in Newark, New Jersey (the
"Newark Facility") was certified by the Department of Health Medicines
Control Agency ("MCA") in the United Kingdom to be in general compliance with the guidelines of Good

 Manufacturing Principles ("cGMP"). The Company continues to work diligently with the U.S. and foreign regulatory authorities and remains fully committed to the eventual approval of CEA-Scan in the U.S., Europe and Canada. However, no assurance can be given as to if or when any such approvals could be forthcoming. Clinical trials of CEA-Scan for the detection of lung and breast cancers are currently in Phase III and Phase II trials, respectively.

     With respect to LeukoScan , an in vivo infectious disease diagnostic imaging product, the Company has filed for regulatory approval with the European Medicines Evaluation Agency ("EMEA"), seeking approval to market the product in all fifteen countries which are members of the
European Union.  The application seeks approval for  LeukoScan  to be used in the detection and diagnosis of osteomyelitis (bone infection) in long bones and diabetic foot ulcers. In March 1995, the Company held a pre-PLA filing meeting with FDA officials to obtain input from the FDA on proposed claims for the product.  As a result of the meeting, the Company is conducting further analysis of its Phase III clinical data for the bone infection and diabetic foot ulcer indications and has discussed with the FDA a filing and clinical trial strategy, which includes the continued enrollment of patients into the Phase III trial for these indications. Accordingly, the earliest the Company believes it will be in a position to file a PLA for LeukoScan with the FDA is the fourth quarter of calendar year 1995.
Phase III trials for infected prosthesis and appendicitis are continuing, and
the Company is examining other applications for the product.   As with all
regulatory filings, there can be no assurance that such filings will be
acceptable for review, or ultimately approved, by the FDA.   In addition,
the Company has developed two other in vivo cancer imaging products for the detection and diagnosis of liver and germ cell cancers (AFP-Scan ), currently in a Phase I/II clinical trial, and lymphomas (LymphoScan ), for which a Phase III clinical trial protocol is in development (see "Clinical Trial Programs").

     The Company is also applying its expertise in antibody selection, modification and chemistry to develop therapeutic products for cancer using monoclonal antibodies labeled with radioisotopes or conjugated with drugs. The Company has been conducting a multicenter Phase I/II clinical trial for ImmuRAIT -LL2, its B-cell lymphoma therapeutic product. This trial was designed to obtain knowledge about antibody targeting and dosing. The Company is working towards advancing its humanized antibody program into Phase I clinical trials and accordingly does not currently plan to advance ImmuRAIT -LL2 into Phase III trials with the murine antibody form (see "In Vivo Therapeutic Products").

     In July 1991, the Company entered into a Development and License Agreement with Pharmacia, Inc. (formerly Adria Laboratories Division of Erbamont Inc.) ("Pharmacia"), whose parent is Sweden-based Pharmacia
AB, for the exclusive marketing and distribution in the United States and Canada of the Company's CEA-Scan , AFP-Scan and LymphoScan in vivo cancer imaging products. In June 1994, the Company and Pharmacia, in the context of discussions directed towards restructuring their relationship, released Pharmacia from certain obligations, whereby the Company regained its marketing and selling rights and assumed financial responsibility for all future clinical, marketing and selling activities for

LymphoScan  and AFP-Scan .  On August 2, 1995, the agreement with
Pharmacia was terminated, and the Company announced that it had regained the North American marketing and selling rights for CEA-Scan from Pharmacia. The Company is discussing with Pharmacia the amount of a final payment by Pharmacia to the Company to satisfy Pharmacia's remaining obligations. The Company has assumed financial responsibility for all future clinical, marketing and selling activities for CEA-Scan and is now discussing the licensing of certain marketing and selling rights to CEA-Scan with other potential partners.

     Immunomedics, Inc. was incorporated in Delaware in 1982.  The
Company's principal offices are located at 300 American Road, Morris
Plains, New Jersey 07950.  The Company's telephone number is (201) 605-8200.

Clinical Trial Programs

     In Vivo Imaging Products

     The Company's in vivo imaging products utilize radioimmunodetection. Radioimmunodetection involves injecting a patient with a radioisotope linked (conjugated) to an antibody. An antibody is a protein that can recognize and selectively attach itself to a specific substance called an antigen. Such antigens are present on tumor cells, white blood cells which accumulate at the sites of infections, and other disease entities. By attaching a radioisotope to a disease-targeting antibody, the radioisotope may be delivered to a disease site for imaging. A gamma camera (standard nuclear medicine equipment used for imaging) is then used to display radioisotope concentrations revealing the presence, location and approximate size of the site of disease.

     The Company's in vivo imaging products utilize only one of the upper arms of the antibody, the Fab' fragment. The Company uses its proprietary chemistry to produce the Fab' fragment of a mouse-derived antibody capable of direct and virtually instant attachment or "labeling" with technetium-99m. Technetium-99m is the radioisotope most frequently used in nuclear medicine because of its high quality imaging capabilities, short half-life, widespread availability and low cost. The use of a fragment of the antibody, rather than the whole, minimizes the human body's immune response to the injection of mouse-derived antibodies. This benefit is enhanced by the low Fab' dosage used in the Company's imaging products. An additional advantage of using technetium-99m and an antibody fragment is that imaging is enhanced in the liver, the first site of metastasis for many cancers. Intact antibodies and certain other imaging radioisotopes accumulate in the liver, potentially interfering with adequate imaging of tumors in this organ.

     The Company's in vivo imaging products, contained in single vials, can be easily prepared by nuclear medicine technicians without assistance from a radiochemist or nuclear pharmacist. Once the technetium-99m is added to the vial, the product is ready for injection in approximately five minutes.

     Immunomedics has five proposed in vivo imaging products in various stages of clinical testing and regulatory review, three for cancer imaging, one for imaging infectious diseases in general, and one for imaging of Pneumocystis carinii pneumonia ("PCP"). Phase III clinical trials have been completed for CEA-Scan and a PLA for this product was filed with the FDA in April 1991, with the Canadian HPB in February
1992 and with the European Community CPMP in March 1992, for the use of CEA-Scan in patients with recurrent and/or metastatic colorectal cancer (see "Introduction").

     The antibody in CEA-Scan is directed at carcinoembryonic antigen ("CEA"), which is abundant at the site of virtually all cancers of the colon or rectum (both primary tumors and metastases). CEA is also associated with many other cancers, and the Company estimates that three quarters of all human cancer patients have elevated CEA levels at some of their tumor sites. The Company is performing Phase III clinical trials, using CEA-Scan , for imaging lung cancer. In addition, Phase I/II clinical trials for breast cancer imaging are nearing completion (see "Introduction").

     LeukoScan is a monoclonal antibody fragment which seeks out and binds to granulocytes (white blood cells) associated with a potentially wide range of infectious diseases. Phase III clinical trials have been completed for LeukoScan , and the Company has recently filed for European regulatory approval to market the product for detecting and diagnosing osteomyelitis (bone infection) in long bones and diabetic foot ulcers. The Company has discussed with the FDA a filing and clinical trial strategy which includes the continued enrollment of patients into the Phase III trial for the diagnosis of osteomyelitis and diabetic foot ulcer indications. Accordingly, the earliest the Company believes it will be in a position to file an application for marketing approval is the fourth quarter of calendar year 1995. In addition, Phase III clinical trials are continuing for the use of LeukoScan in the detection of infected prosthetic joints and in appendicitis.

     Two other imaging products are being studied pursuant to Investigational New Drug applications ("IND") submitted to the FDA. The Company also has ongoing clinical trials in Europe for these agents:

     - LymphoScan , employing an antibody capable of targeting an antigen on non-Hodgkin's lymphoma (Phase III clinical trial protocol in development).

     - AFP-Scan , employing an antibody capable of targeting alpha-fetoprotein, a marker on liver cancer and germ cell tumors of the ovaries and testes (Phase II clinical trials).

PCP-Scan is being studied for the imaging and diagnosis of PCP in a pilot clinical trial in collaboration with the Center for Molecular Medicine and Immunology ("CMMI"), a not-for-profit cancer research center (see "Relationship with the Center for Molecular Medicine and Immunology").
In these trials it has been shown that specific antibodies against a pathogenic organism, such as Pneumocystis, can target to the disease site. Further studies to evaluate this potential product are in progress. PCP is a serious opportunistic infection of immunosuppressed patients, such as organ transplant patients and certain patients with cancer or Acquired Immune Deficiency Syndrome ("AIDS").

        In managing and allocating resources related to its clinical trial program, the Company's top priorities remain the approval of CEA-Scan for colorectal cancer imaging, and the PLA filing for LeukoScan . It is therefore the Company's intention to maintain its diagnostic imaging clinical trial program on a steady course until further feedback is received from the FDA on the review process for CEA-Scan and until the PLA for LeukoScan is filed.

     In Vivo Therapeutic Products

     The Company is applying its expertise in antibody selection, modification and chemistry to the area of therapy, using monoclonal antibodies labeled with therapeutic radioisotopes or conjugated with drugs. The Company is engaged in developing products for treating cancer which primarily use a technique called radioimmunotherapy. The principal advantage of this technique may be its ability to deliver radioactive therapeutic agents to tumor sites more selectively while minimizing debilitating side effects. The Company has been conducting a multicenter Phase I/II clinical trial for ImmuRAIT -LL2, its non-Hodgkin's B-cell lymphoma proposed therapeutic product for the past four years. This product consists of a monoclonal antibody, highly specific in targeting B-cell lymphomas, labeled with the radioisotope iodine-131. In this Phase I/II clinical trial of ImmuRAIT -LL2, several patients, all of whom were late-stage and were unresponsive to other therapies, experienced varying degrees of tumor regression. Reversible bone marrow toxicity has also been observed. By conducting this trial the Company has increased its knowledge of antibody targeting and dosage. The Company is working towards advancing its humanized antibody program into Phase I clinical trials; therefore it does not currently plan to advance ImmuRAIT -LL2 into Phase III trials with the murine antibody form. The Company is currently conducting, in collaboration with CMMI, research on murine and humanized forms of targeting antibodies, alternative radioisotopes and new conjugation methods (see "Research Programs").

Research Programs

     The Company spent approximately $12,492,000, $14,698,000 and
$10,639,000 for research and development during its fiscal years ended June 30, 1995, 1994 and 1993, respectively.

     Antibody Engineering

     A major obstacle in the field of monoclonal antibody therapy has been the patient's immune response to mouse-derived antibodies, making repeated use of such products impracticable. The Company is currently researching whether this response may be avoided by clinically altering the dose, antibody form, and schedule of administration. However, this may be only a partial solution to the problem and, consequently, the Company is actively investigating methods to engineer the mouse antibody molecule in such a way that it retains the desirable targeting features to cancer cells, and also minimizes the amount of mouse-derived protein present. The
Company has made significant progress in humanizing certain mouse antibodies (i.e., replacing certain components of a mouse antibody with human antibody components).

     During fiscal years 1995 and 1994 the Company, in collaboration with CMMI, demonstrated successful targeting in patients with the Company's humanized monoclonal antibody (hMN-14) against the CEA cancer marker, as compared to the murine form (MN-14). The anticancer humanized antibody is about 95% human and has shown very good uptake in the patients' tumors. In August 1995, data were presented from a pilot clinical trial which demonostrated that the low immunogenicity and high cancer-binding capability of these antibodies allowed repeated administration to increase the amount of therapeutic radiation delivered directly to the sites of disease. As many as three injections were given without evoking an immune response to the antibody. Accordingly, the Company plans to proceed with clinical testing at therapeutic doses.

     Alternative Radioisotopes

     The Company is employing iodine-131 in its proposed lymphoma therapy product, currently the subject of a Phase I/II clinical trial. Iodine-131 has several limitations for radioimmunotherapy, including, in general, difficulty in forming a stable bond between the antibody and the radioisotope, an inferior level of radiation for cellular destruction in large tumors, and, more particularly in the case of the lymphoma antibody, its rapid intake into the cell followed by release of the radioisotope. The Company is researching the use of the radioisotope yttrium-90 as a replacement for iodine-131. Yttrium-90 has the advantage of being retained in the tumor cell even after uptake of the antibody. It also is potentially a more effective isotope for killing cancer cells and can potentially be used in an out-patient clinic. The Company had researched the use of the radioisotope rhenium-188. However, yttrium-90 was selected over rhenium-188 because it proved superior in eliminating cancer grown in immuno-deficient mice. The Company has several issued patents covering methods of attachment of metallic radioisotopes, such as rhenium-188, yttrium-90 and technetium-99m, to antibodies and other proteins (see
"Patents and Proprietary Rights").

     New Conjugation Methods

     One of the limiting factors to the use of monoclonal antibodies as delivery molecules for certain cytotoxic substances is the limited amount of the toxic agent which can be "loaded" onto the antibody molecule. The Company is developing a process to load large amounts of chemotherapeutic drugs or other agents onto an intermediate carrier and then link the carrier to the antibody molecule. A patent was issued to CMMI in October 1991 relating to certain technology utilized in this process. The Company has a right of first negotiation to market products covered by this patent.

     The Company has made additional progress in the development of new methods for the construction of immunoconjugates, including the discovery of a novel carbohydrate component on the variable region of the lymphoma targeting antibody, LL2, which facilitates the creation of more efficient immunoconjugates, and which appears to be appropriate for use with antibody fragments. This carbohydrate component is relatively distant from the antigen binding site, representing a novel conjugation site which would not interfere with the immunoreactivity of the antibody. This is significant because, to date, efforts to directly link antibodies and drugs have been limited by a resulting loss of the antibody's ability to bind to the cancer site. This work supports the Company's hypothesis that by using antibody engineering techniques, this carbohydrate component can be "grafted" on the corresponding regions of different antibodies and used as a conjugation site for the attachment of drugs or radioisotopes, with no adverse effects on immunoreactivity. Furthermore, the Company's scientists have been able to engineer this carbohydrate addition site on antibody fragments. The Company believes that this has the advantage of greater tumor penetration and less human immune response, potentially leading to the creation of fragment-based cancer therapeutics as a central part of the Company's future product development efforts. There can be no assurance, however, that these developments will lead to products that are successful for treating cancers in patients.

     Peptides

     During fiscal year 1995, the Company established a research program focused on the development of several peptides designed for imaging and treatment of breast, ovarian, prostate, colon, and lung cancers. Proprietary methods for rapid radiolabeling of the peptides with technetium-99m and rhenium-188 have been developed, and evaluation of the first agent in an animal tumor model is underway.

     Government Grants

     During fiscal year 1995, the Company received a Phase I Small
Business Innovation Research ("SBIR") grant totaling $100,000, payable during fiscal years 1995 and 1996, from the National Cancer Institute
("NCI") of the National Institutes of Health ("NIH") to support the Company's antibody program. The goal of the grant is to determine whether a humanized, lymphoma-targeting antibody labeled with the radioisotope yttrium-90 is potentially a clinically efficacious, commercially useful cancer therapeutic. If the results of the Phase I grant are encouraging, the Company will be permitted to apply for additional Phase
II grants which may aggregate up to $750,000 each. The Company has applied for, but with no assurance that it will receive, a $750,000 Phase II grant covering research for further comparison of several new antibodies for better imaging in the area of kidney and quicker blood clearance.

Relationship With The Center for Molecular Medicine and Immunology

     The Company's product development has involved, to varying degrees, CMMI, a specialized cancer research center, for the performance of certain basic research and patient evaluations. CMMI is a not-for-profit corporation funded primarily by grants from the NCI. CMMI is currently located adjacent to the Company's Newark facility. Dr. David Goldenberg, Chairman of the Board and Chief Executive Officer of the Company, was the founder of, and is currently President and a member of the Board of Trustees of CMMI. Dr. Goldenberg spends substantially more of his time working for CMMI than for the Company. Certain consultants to the Company have employment relationships with CMMI, and Drs. Carl
Pinsky and Hans Hansen, officers of the Company, are Adjunct Members at CMMI. Despite these relationships, CMMI is independent of the Company and CMMI's management and fiscal operations are the responsibility of CMMI's Board of Trustees (see "Certain Relationships and Related Transactions").

     CMMI performs pilot and pre-clinical trials in product areas of importance to the Company. In addition, CMMI conducts basic research and patient evaluations in a number of areas of potential interest to the Company, the results of which are made available to the Company pursuant to a collaborative research and license agreement.

     In July 1995, the Company amended its license agreement with CMMI to assist CMMI in complying with Internal Revenue Service criteria for their recently completed tax-exempt financing. Under the original terms of the license agreement, the Company had an exclusive, worldwide license to manufacture and market potential products developed by CMMI
(other than those funded by third parties) for specified royalty payments and on other specified terms. Under the amended license agreement, the Company maintains the right of first negotiation to obtain exclusive, worldwide licenses from CMMI to manufacture and market potential products and technology covered by the license agreement under the terms representing fair market price, to be negotiated in good faith at the time the license is obtained. To date, no products have been licensed from CMMI.

     The amended license agreement terminates on December 31, 1999, with the Company having the right to seek good faith negotiation to extend the agreement for an additional five-year period. The Company retains licensing rights to inventions made during the term of the agreement for a period of five years from the time of disclosure. Prior to amendment, the license agreement terminated on December 11, 2010, with the Company having the right to extend the agreement for two additional five-year periods with specified minimum annual royalties to be paid during these two periods. The Company is in the process of evaluating what additional amendments to the license agreement to the license agreement may be necessary to satisfy Federal laws and rules, including recently issued NIH guidelines.

     The potential for conflicts of interest exists in the relationship between the Company and CMMI, and the provisions of the agreement between the Company and CMMI have been designed to prevent such conflicts from occurring. The Company and CMMI have agreed that neither will have any right, title or interest in or to the research grants, contracts or other agreements obtained by the other. The decision as to whether a potential product has reached the stage of development such that it must be offered by CMMI to the Company is made by the Board of Trustees of CMMI, and Dr. Goldenberg has agreed not to participate in the determination of any such issue. The decision by the Company as to whether or not to exercise its right of first negotiation or release any potential product offered by CMMI is determined by a majority vote of the Board of Directors (or a subcommittee thereof), and Dr. Goldenberg also has agreed not to participate in the determination of any such issue.

     The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amount of approximately $57,000, $548,000 and $426,000 during the years ended June 30, 1995, 1994 and 1993, respectively. The Company also provides CMMI with laboratory materials and supplies in connection with research conducted in areas of potential interest to the Company at no cost to CMMI.

     During the years ending June 30, 1995, 1994 and 1993, the Board of Directors of the Company authorized grants to CMMI of $300,000, $200,000 and $200,000, respectively, to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI.

Business Risks

     The Company's products are in early and advanced stages of development and face a high degree of technological, regulatory and competitive risk. The Company's products must be approved for marketing by the FDA, and no assurance can be given as to if or when such approvals could be forthcoming. Product discovery and product development activities are capital intensive. Until the Company's first product is successfully commercialized, future revenues will be dependent in large part upon the Company entering into new arrangements with collaborative partners and upon public and private financings. It will also need to finance the construction of a commercial-scale plant or to find other means of securing adequate production capacity before any additional products can be launched in the marketplace. Similarly, the Company does not presently have a sales and marketing component. No assurance can be given that its manufacturing costs will be economically viable, or that it can develop an effective sales and marketing strategy to promote any marketed product.
The risks discussed herein reflect the Company's immediate stage of development. Inherent in this stage is a range of additional risks, including the Company's history of losses and the need for and uncertainty of future financing. The Company also faces numerous risks stemming from the nature of the biopharmaceutical industry, including the risk of competition, the risk of regulatory change, including potential changes in health care coverage, and uncertainties associated with obtaining and enforcing patents and proprietary technology, among others.

Marketing and Sales

     In Vivo Products

     The Company's marketing strategy includes forming corporate alliances with nuclear medicine pharmaceutical companies for the sale and distribution of its proposed in vivo imaging and therapeutic products. A partner's established marketing, sales and distribution networks will minimize the Company's need to expend funds to develop these areas of expertise and increase the likelihood that the Company will maximize market penetration of its proposed products. However, the financial return to the Company, in the event the product is a commercial success, may not be as great had the Company marketed, sold and distributed the proposed products on its own.

     Pursuant to its 1991 agreement with Pharmacia, the Company granted to Pharmacia an exclusive license to market and sell CEA-Scan , AFP-Scan and LymphoScan products for certain specified indications in the United States and Canada. In June 1994, the Company and
Pharmacia, in the context of discussions directed towards restructuring their relationship, agreed to release Pharmacia from certain obligations, whereby the Company regained its marketing and selling rights and assumed financial responsibility for all future clinical, marketing and selling activities for LymphoScan and AFP-Scan . On August 2, 1995, the
Company announced that it had regained the North American marketing and selling rights for CEA-Scan from Pharmacia. The Company is discussing with Pharmacia the amount of a final payment by Pharmacia to the Company to satisfy Pharmacia's remaining obligations. Similarly, the Company assumed financial responsibility for all future clinical, marketing and selling activities for CEA-Scan and is now discussing the licensing of certain marketing and selling rights to CEA-Scan with other potential partners.

     In March 1995, the Company signed a license agreement with Mallinckrodt Medical, B.V., ("Mallinckrodt"), a leading producer and distributor of radiopharmaceuticals in Europe. Under the terms of the agreement, Mallinckrodt will market, sell and distribute CEA-Scan throughout Western Europe and in select Eastern European countries, subject to receipt of regualtory approval in the specified countries. In addition, the Company will manufacture CEA-Scan , for which Mallinckrodt will pay the Company the greater of a pre-determined fixed price per vial or a pre-determined percentage of the net selling price.

     The Company's intent, possibly in collaboration with another corporate partner, is to combine LymphoScan with the Company's proposed lymphoma therapy product as companion detection/therapy clinical applications to focus on disease management for lymphoma patients.

     In Vitro Products

     Through June 1994, the Company marketed and sold in vitro diagnostic products under the name "ImmuSTRIP ". These products are used by clinical laboratories in the detection of circulating immune complexes associated with autoimmune diseases, such as rheumatoid arthritis and systemic lupus erythematosus. In June 1994, the Company assigned, to an independent third party, all of the Company's manufacturing and marketing rights associated with its in vitro diagnostic products, excluding those rights relating to the Company's HAMA in vitro diagnostic product. In exchange for assigning these rights, the Company is to receive royalty payments through June 2003 on annual sales derived from such products. In fiscal year 1995, the Company recorded royalty income of $120,000 on sales of these products by the licensee.

     The Company has developed and has been distributing for research purposes two in vitro diagnostic products to detect levels of human anti-mouse antibodies ("HAMA") produced in patients as an immune response when injected with monoclonal antibodies derived from mouse cells. One product is designed to detect response to intact mouse antibodies, and one to detect response to mouse antibody fragments. In August 1993, the Company filed a Pre-Market Application ("PMA") with the FDA seeking approval to market its ImmuSTRIP HAMA-IgG product. Although the Company believes that it can answer the FDA questions posed with regard to this submission, it has not yet decided whether it is in its strategic interest to continue to pursue approval of this product because of its detracting from other product opportunities.

     Domestic sales of the Company's in vitro diagnostic products represented approximately 76%, 27%, and 19% of total sales during fiscal years 1995, 1994, and 1993, respectively. A distribution agreement with an international distributor expired in March 1993, and for the nine months ended March 31, 1993, sales through this distributor were $395,000.

Manufacturing

     The Company has to date manufactured all materials used in the Company's clinical trial programs. The Company currently performs antibody processing and purification of its clinical in vivo products at the Newark Facility (see "Properties"). The Company has agreed to manufacture and supply all of Mallinckrodt's requirements for CEA-Scan , subject to certain conditions and limitations, and will receive transfer fees in consideration therefor. The Company is finalizing manufacturing agreements with Pharmacia and other entities pursuant to which Pharmacia, currently the primary site, and a second entity will perform certain end-stage portions of the manufacturing process. Under the terms of such agreements, the Company will pay according to an established price structure for these services.

     The Company believes it has enhanced the Newark Facility to meet the requirements of the Establishment License Application ("ELA") submitted to the FDA (see "Government Regulation") as well as to meet a portion of what the Company projects will be initial production requirements for CEA-Scan , subject to FDA licensing of such product and approval of the manufacturing facility. In December 1994, the Company received notification from the Department of Health Medicines Control Agency ("MCA") in the United Kingdom that the Company's manufacturing operations are in general compliance with the guidelines of cGMP. However, there can be no assurances as to if or when the product and facility approvals may be received from either the FDA or the European authorities. The Company continues to scale-up to commercial levels its antibody purification and fragmentation manufacturing processes. The Company believes that it is in compliance with the regulations established by the FDA for good laboratory and manufacturing practices.

     The Company's facility in Morris Plains, New Jersey (see
"Properties") is to be the site of a commercial-scale antibody manufacturing facility and currently houses the Company's regulatory, medical, research and development, finance, marketing and executive offices. The Company has committed approximately $2,700,000 for the design, construction and equipping of this facility, which will consist of four independent antibody manufacturing suites, several support areas, and a quality control ("QC") laboratory. There can be no assurance at this time that the facility will be approved by the regulatory authorities to meet the manufacturing needs of the Company in a timely manner.

     The Company's proposed monoclonal antibody products are currently derived from ascites fluid produced in mice, and the Company has entered into an agreement with a third-party supplier as the source for the production of ascites fluid. Regulatory authorities, particularly in Europe, have expressed concerns about the use of ascites for the production of monoclonal antibodies. The Company believes that its current quality control procedures help ensure the purity of the ascites used in its products, but there can be no assurance that the regulatory authorities will agree that these procedures are adequate. The Company's effort to convert to in vitro production (cell fermentation) for certain monoclonal antibodies is progressing. Products manufactured by in vitro tissue culture processes will require FDA approval for this substantial change in process, and will require additional manufacturing equipment and resources for this effort.


Patents and Proprietary Rights

     The Company actively pursues a policy of seeking patent protection, both in the United States and abroad, for its proprietary technology. The Company has a diverse patent portfolio, currently consisting of 27 issued United States patents and 114 issued foreign patents, with 41 United States patent applications and 90 foreign applications pending. Included in the foregoing are 8 United States patents and their foreign counterparts, to which the Company has rights pursuant to an exclusive license granted by Dr. Goldenberg. The Company also has certain rights with respect to patents and patent applications owned by CMMI, by virtue of a license agreement between the Company and CMMI. That license agreement is currently under review to assure compliance with NIH guidelines and to assure compliance with certain tax provisions relating to CMMI's tax-exempt status (see "Relationship With The Center For Molecular Medicine and Immunology"). In addition, one of the Company's in vitro diagnostic products and the related antibody are covered by a U.S. patent and foreign counterparts that are owned by the Company and included in the totals above.

     The Company owns or has licensed patents which contain broad claims covering significant aspects of current radioimmunodetection technology for tumor imaging with radiolabeled antibodies and antibody fragments. These United States issued patents expire beginning in 1999, subject to extension under certain circumstances. The Company's patents also contain broad claims relating to tumor therapy with radiolabeled antibodies and antibody fragments. These patents contain claims covering the Company's potential in vivo cancer imaging and therapeutic products currently under development.

     During fiscal year 1995, the Company was issued several additional patents throughout the world. In July 1994, the Company was awarded a U.S. patent covering kits and methods for targeting diagnostic agents to various kinds of infections, including those caused by viruses, bacteria, and parasites. The imaging methods involve nuclear or magnetic resonance imaging. The former method uses a radioisotope attached to the targeting agent, while the latter targets a magnetic resonance enhancer to the infections. Whereas virtually all current imaging agents are not specific for particular infections, but reveal changes in organ appearance, the patented inventions cover agents and methods for disease or organism-specific imaging, which could be useful for better diagnosis and detection, as well as for developing effective therapies. The targeting agents are polyspecific antibodies against these pathogens, which include such prevalent and threatening organisms as the HIV of AIDS and Hepatitis virus; Legionella, Streptococci, Tuberculosis and E. Coli bacteria; and Malaria, Toxoplasma, and other dangerous parasites.

     In August 1994, the Company was awarded a U.S. patent covering a method for producing an isotope-labeled monovalent antibody fragment. The small fragment is labeled with technetium-99m, rhenium-186 or rhenium-188 by a direct, 1-step conjugation process. The fragments to be used in imaging or therapeutic applications are Fab or Fab' forms, which are one-third the size of intact IgG antibody molecules, and to which chemical binders can be attached to reduce their immunogenicity (rendering the compounds hypoimmunogenic). For therapeutic purposes, the binders can also contain radiosensitizing chemicals, so that the radiotherapeutic fragment, such as the rhenium-conjugates, can also target the radiosensitizer to a cancer.

     In November 1994, a U.S. patent was awarded to the Company covering new methods and compounds to detect certain cardiovascular lesions, such as myocardial infarction, clots, and atherosclerosis. In applying the patented methods, specific targeting is achieved by an antibody conjugate directed against two or more antigens present at the lesion, such as white blood cells, platelets, fibrin, or damaged heart cells.

     In August 1995, the Company was issued three patents in Japan as counterparts to the U.S. patents licensed to the Company in 1982. The patents cover (1) compositions of antibody-based cancer imaging and therapeutic agents involving radiolabeled antibodies and fragments, (2) the imaging of cancers when targeted antigens are either on the surface of, or inside, the cancer cell, and (3) the neutron-capture therapy method whereby an inert substance (e.g., boron) is attached to radioactive antibodies and then activated to produce toxic radiation at a tumor site.

     Also in August 1995, two additional U.S. patents were issued to the Company. The first of these involved novel agents and methods for the treatment of infectious and inflammatory sites in the body, claiming the use of antibodies that bind to white blood cells (granulocytes) which accumulate around infectious and inflammatory lesions in order to deliver a therapeutic radioisotope or antimicrobial drug to the disease site. The second U.S. patent covered new substances and methods to image and treat sites of disease and involves the use of an "immunoconjugate" having a unique carbohydrate site attached as a binding site for imaging and therapeutic agents.

     Two of the Company's granted European patents were involved in oppositions at the European Patent Office during fiscal year 1995, and in both cases the opposers were unsuccessful. In an opposition by Behringwerke, the Company's patent for CEA-specific antibodies was maintained as originally granted. In an opposition by Akzo, the Company's patent for second antibody clearance was maintained in amended form.

     One of the Company's basic U.S. patent applications for direct radiolabeling of antibody fragments was involved in an interference with two issued patents owned by RhoMed. The parties were able to reach a settlement of the interference which resulted in limitation of the claims of the RhoMed patents and termination of the interference with a decision affirming the Company's right to a patent for its labeling methodology.

     Pursuant to a License Agreement between the Company and Dr.
Goldenberg, certain patent applications owned by Dr. Goldenberg were licensed to the Company at the time of the Company's formation in exchange for a royalty in the amount of 0.5% of the first $20,000,000 of annual net sales of all products covered by any of such patents and 0.25% of annual net sales of such products in excess of $20,000,000. Dr. Goldenberg's Amended and Restated Employment Agreement with the Company dated November 1,
1993 (the "Employment Agreement") extends the ownership rights of the Company, with an obligation to diligently pursue all ideas, discoveries, developments and products, into the entire medical field, which, at any time during his past or continuing employment by the Company (but not when performing services for CMMI), Dr. Goldenberg has made or conceived or hereafter makes or conceives, or the making or conception of which he has materially contributed to or hereafter contributes to, all as defined in the Employment Agreement (collectively "Goldenberg Discoveries").

     Further, pursuant to the Employment Agreement, Dr. Goldenberg will receive incentive compensation of 0.5% on the first $75,000,000 of all defined Annual Net Revenue of the Company and 0.25% on all such Annual
Net Revenue in excess thereof (collectively "Revenue Incentive
Compensation"). Annual Net Revenue includes the proceeds of certain dispositions of assets or interests therein (other than defined Undeveloped Assets), including defined Royalties, certain equivalents thereof and, to the extent approved by the Board, non-royalty license fees. Revenue Incentive Compensation will be paid with respect to the period of Dr. Goldenberg's employment, and two years thereafter, unless he unilaterally terminates his employment without cause or he is terminated by the Company for cause.
With respect to the period that Dr. Goldenberg is entitled to receive Revenue Incentive Compensation on any given products, it will be in lieu of any other percentage compensation based on sales or revenue due him with respect to such products under this Agreement or the existing License Agreement between the Company and Dr. Goldenberg. With respect to any periods that Dr. Goldenberg is not receiving such Revenue Incentive Compensation for any products covered by patented Goldenberg Discoveries or by certain defined Prior Inventions of Dr. Goldenberg, he will receive 0.5% on cumulative annual net sales of, royalties on, certain equivalents thereof, and, to the extent approved by the Board, other consideration received by the Company for such products, up to a cumulative annual aggregate of $75,000,000 and 0.25% on any cumulative Annual Net Revenue in excess of $75,000,000 (collectively "Royalty Payments"). A $100,000 annual minimum payment will be paid in the aggregate against all Revenue
Incentive Compensation and Royalty Payments ("Annual Minimum
Payment").

     Dr. Goldenberg will also receive a percent, not less than 20%, to be determined by the Board, of net consideration (including license fees) which the Company receives for any disposition, by sale, license or otherwise (discussions directed to which commence during the term of his employment plus two years) of any defined Undeveloped Assets of the Company which are not budgeted as part of the Company's strategic plan.

     Dr. Goldenberg will not be entitled to any incentive compensation with respect to any products, technologies or businesses acquired from third parties for a total consideration in excess of $5,000,000, unless the Company had made a material contribution to the invention or development of such products, technologies or businesses prior to the time of acquisition. Except as affected by a defined Change in Control or otherwise approved by the

Board, Dr. Goldenberg will also not be entitled to any Revenue Incentive Compensation or Royalty Payments other than the Annual Minimum
Payment with respect to any time during the period of his employment (plus two years, unless employment is terminated by mutual agreement or by Dr. Goldenberg's death or permanent disability) that he is not the direct or beneficial owner of shares of the Company's voting stock with an aggregate market value of at least twenty times his defined annual cash compensation.


     Pursuant to a License Agreement dated July 7, 1983, the Company must pay to Dr. F. James Primus, a co-inventor with Dr. Goldenberg of certain monoclonal antibodies and immunoassays which are the subject matter of a U.S. patent and foreign counterparts thereof that are owned jointly by Drs. Primus and Goldenberg, a royalty in the amount of 0.25% of the first $20,000,000 of annual net sales of certain products utilizing a CEA-specific antibody (e.g., CEA-Scan ), and 0.125% of annual net sales of such products in excess of $20,000,000.

     The Company has entered into patent license agreements with non-affiliated companies, pursuant to which the Company granted to the licensee, for an initial non-refundable fee plus royalties, a non-exclusive license under the Company's patents to manufacture and sell certain cancer imaging products. To date, no royalties have been received under these licenses. In addition, the Company has sought to enter into patent license agreements with companies which may be developing or marketing products which could infringe on one or more of the patents which the Company owns or has licensed. In certain situations, such companies have declined to enter into license agreements with the Company and have raised questions as to the scope and validity of certain of the Company's patents. Discussions are continuing with these companies and the Company intends to vigorously protect and enforce its patent rights. Although there can be no assurances as to the outcome of any patent disputes, the Company, based upon advice of its patent counsel, believes that its patents are valid and will be upheld if challenged (see "Legal Proceedings").

     On September 16, 1994, the Company and NeoRx Corporation
("NeoRx") settled a patent infringement lawsuit which NeoRx brought against the Company in July 1991. The settlement also involved the Company's counterclaim against NeoRx, which sought certain declarations regarding the NeoRx patent. Under the settlement, the Company obtained from NeoRx a non-exclusive, royalty-free license to U.S. Patent No. 4,877,868 for all of the Company's imaging products. In addition, NeoRx obtained from the Company a non-exclusive, royalty-free license to U.S. Patent No. 4,331,647 for certain of NeoRx's imaging products. Neither party will pay or receive cash in consideration for the settlement.

     The Company also relies in part on trade secrets, unpatented know-how and continuing technological advancements to maintain its competitive position. It is the practice of the Company to enter into confidentiality agreements with employees, consultants and corporate sponsors. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of the Company's trade secrets and know-how.

     The mark "IMMUNOMEDICS" is registered in 24 foreign countries and the Company's logo also is registered in several foreign countries. The Company is currently applying for re-registration of the marks "IMMUNOMEDICS" and "IMMUSTRIP" and for the logo in the United
States Patent & Trademark Office. In addition, the Company has applied for registration in the United States of 9 other trademarks for use on products now in development or testing, and for corresponding foreign registrations in 10 countries for 3 of those marks.

Government Regulation

     The manufacture and marketing of pharmaceutical or biological products requires approval of the FDA and comparable agencies in foreign countries and, to a lesser extent, state regulatory authorities. In the United States, the regulatory approval process for antibody-based products, which are considered "biologics" under FDA regulations, is similar to that for any new drug for human use. The FDA has established mandatory procedures and safety standards which apply to the clinical testing, manufacturing and marketing of pharmaceutical products. Noncompliance with applicable requirements can result in fines, recalls or seizure of products, total or partial suspension of production, refusal of the FDA to approve product license applications or to allow the Company to enter into supply contracts, and criminal prosecution. The FDA also has the authority to revoke previously granted product licenses and establishment licenses.

     Generally, there is a substantial period of time between technological conception of a proposed product and its availability for commercial sale. The period between technological conception and product license application to the FDA is usually five to ten years for in vivo products and a minimum of two to three years for in vitro diagnostic products. The period between the date of submission to the FDA and the date of approval has averaged two to four years for in vivo products, although the approval process may take
longer.   The amount of time taken for this approval process is a function of a number of variables, including the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question and the workload at the FDA. There can be no assurance that any new drug will successfully proceed through this approval process or that it will be approved in any specific period of time. Depending upon marketing and distribution plans and arrangements for a particular product, the Company may require additional time before a proposed in vivo product is available for commercial sale.

     The steps required before biological products can be produced and marketed usually include preclinical non-human studies, the filing of an IND application, human clinical trials and the filing and approval of a PLA. In addition to obtaining FDA approval for each product, an Establishment License Application ("ELA") must be filed and the FDA must approve any production facilities for the product.

     Pre-clinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the drug's effectiveness and to identify major safety problems. The results of these studies are submitted to the FDA as part of the IND application before approval can be obtained for the commencement of testing in humans. The human clinical testing program required for a new biologic or pharmaceutical product involves several phases. The initial clinical evaluation, Phase I, consists of administering the product and testing for safe and tolerable dosages while noting the effectiveness of the product at the various dose levels. Typically, for cancer agents, testing is done with a small group of patients with widespread cancers that have been unresponsive to other forms of therapy.
Phase II involves a study to evaluate the effectiveness of the product for a particular indication and to refine optimal dosage and schedule of administration and identify possible side effects and risks in a larger patient group. When a product is determined to be effective in Phase II trials, it is then evaluated in Phase III clinical trials. Phase III trials consist of additional testing for effectiveness and safety with a further expanded patient group, usually at multiple test sites. A therapeutic cancer product must be compared to standard treatments, if such treatments exist, to determine its relative effectiveness in randomized trials.


     Human clinical trials of in vivo monoclonal antibody products may combine Phase I and Phase II trials. In selected cases, a more traditional Phase II study may be performed to examine the effectiveness of a single product in one or a limited number of configurations or dose schedules in a single tumor type.

     When Phase III studies are complete, the results of the preclinical and clinical studies, along with manufacturing information, are submitted to the FDA in the form of a PLA. The PLA involves considerable data collection, verification and analysis, as well as the preparation of summaries of the production and testing processes, pre-clinical studies and clinical trials.
The PLA is submitted to the FDA for product marketing approval, and an ELA is submitted for licensing of the product production facilities. The FDA must approve the PLA and ELA before the product may be marketed. The FDA may also require post-marketing testing, including extensive Phase IV studies, and surveillance to monitor the effects of the product in general use. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may limit its market potential, and also make it difficult and expensive to administer, and usually requires prior approval of promotional materials.

     The Company seeks to have its proposed products, when applicable, designated as "Orphan Drugs" under the Orphan Drug Act of 1983. The
Orphan Drug Act generally provides incentives to manufacturers to develop and market products to treat relatively rare diseases or diseases affecting fewer than 200,000 persons in the United States. The Company has received Orphan Drug designation for, among others, AFP-Scan , LymphoScan and ImmuRAIT -LL2, the Company's liver and germ cell imaging, lymphoma imaging and lymphoma therapeutic products, respectively, and has other such applications pending at the FDA. A drug that receives Orphan Drug designation and is the first product to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States for that product's claim. However, a drug that is considered by the FDA to be different from a particular Orphan Drug is not barred from sale in the United States during this seven-year exclusive marketing period.

     Manufacture of a biological product must be in a facility covered by an FDA-approved ELA. The manufacture, holding and distribution of both biological and nonbiological drugs must be in compliance with Good
Manufacturing Practices ("GMP"). Manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance with those requirements. The labeling, advertising and promotion of drug or biological product must be in compliance with FDA regulatory requirements. Failure to comply with applicable requirements relating to manufacture, distribution or promotion can lead to FDA demands that production and shipment cease, and, in some cases, that products be recalled, or to enforcement actions that can include seizures, injunctions and criminal prosecution. Such failures, or new information reflecting on the safety and effectiveness of the drug that comes to light after approval, can also lead to FDA withdrawal of approval to market the product.

     The drug approval process is similar in other countries and is also regulated by specific agencies in each geographic area. Approval by the FDA does not ensure approval in other countries. Generally, however, products which are approved by the FDA in the U.S. will ultimately gain marketing approval in other countries, but may require considerable amounts of time.

     The Company's ability to commercialize its products successfully may also depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health insurers and other organizations. Such third-party payors are increasingly challenging the price of medical products and services. Several proposals have been made that may lead to a government-directed national health care system. Adoption of such a system could further limit reimbursement for medical products, and there can be no assurance that adequate third-party coverage will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on this investment in product development. In addition, there can be no assurance that the U.S. government will not implement a system of price controls. Any such system might adversely affect the ability of the Company to market its products profitably.

     The Company's present and future business is also subject to regulation under state and Federal law regarding work place safety, laboratory practices, the use and handling of radioisotopes, environmental protection and hazardous substance control and to other present and possible future local, federal and foreign regulations. The Company believes its operations comply, in all material respects, with applicable environmental laws and regulations, and the Company is continuing its efforts to ensure its full compliance with such laws and regulations.

Competition

     The biotechnology industry is highly competitive, particularly in the area of cancer diagnostic, imaging and therapeutic products. The Company is likely to encounter significant competition with respect to its proposed products currently under development. A number of companies which are engaged in the biotechnology field, and in particular the development of cancer diagnostic and therapeutic products, have financial, technical and marketing resources significantly greater than those of the Company. Some companies with established positions in the pharmaceutical industry may be better equipped than the Company to develop, refine and market products based on technologies applied to the diagnosis and treatment of cancers and infectious diseases. The Company's ability to compete in the future will depend, in part, on its ability to foster an environment in which multi-disciplinary teams work together to develop low-cost, well-defined processes and bring cost-beneficial products successfully through clinical testing and regulatory approval. A significant amount of research and antibody-based technology are also carried out at universities and other non-profit research organizations, which are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent and other proprietary rights, as well as licensing revenues.

     The Company is pursuing an area of product development in which there is the potential for extensive technological innovation in relatively short periods of time. The Company's competitors may succeed in developing products that are safer or more effective than those of the Company's potential products. Rapid technological change or developments by others may result in the Company's present products and potential products becoming obsolete or non-competitive.

     The Company believes that the technological attributes of its proposed diagnostic imaging products, including the ease of use (e.g., single vial, rapid imaging), employment of technetium-99m (the most widely available radioisotope) and its use of an antibody fragment (better liver imaging, decreased HAMA response) will enable the Company to compete effectively in the marketplace.

Employees and Consultants

     As of September 21, 1995, the Company employed 85 persons on a full-time basis, 16 of whom are in research and development departments, 17 of whom are in medical and regulatory affairs departments, 36 of whom are engaged in operations and manufacturing, and 16 of whom are engaged in finance, administration and marketing. Of these employees, 35 hold M.D., Ph.D. or other advanced degrees. The Company believes that it has been highly successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intensifying. The Company's employees are not covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is excellent.

Item 2.  Properties

     The Company's headquarters are located at 300 American Road,
Morris Plains, New Jersey where it leases approximately 60,000 square feet. The Company has a seven-year lease expiring in May 1999, plus two renewal periods for a total of 15 years, at a base annual rental of $410,000 through May 1997, $471,000 through May 1998 and $448,000 through May 1999.
The lease provides for an option to purchase the facility, subject to certain terms and conditions as specified in the lease. The Company's regulatory, medical, research and development laboratories, finance, marketing and executive offices are currently located in this facility, occupying approximately 40,000 square feet. The Company has committed approximately $2,700,000 for the design, construction and equipping of a commercial-scale manufacturing facility to occupy the remaining 20,000 square feet at the Morris Plains headquarters. This facility will consist of four independent antibody manufacturing suites, several support areas, and a QC laboratory (see "Manufacturing").

     The Company also leases approximately 12,000 square feet of office and laboratory space on the campus of The University of Medicine and Dentistry of New Jersey ("UMDNJ") at 5 Bruce Street, Newark, New Jersey at a base annual rental of approximately $93,000 through October 1996. The lease agreement, as amended, expires on October 1, 1996, subject to the Company's right to renew the lease through March 1997. In August 1995, the Company notified UMDNJ of its intent to extend this lease through March 1997. The annual rental upon renewal is subject to adjustment under certain circumstances.

Item 3.  Legal Proceedings

     Except as set forth below, the Company is not involved in any material pending legal proceedings other than ordinary routine litigation incidental to its business.

     In June 1994, the Company and certain of its officers were named in a complaint filed in the United States District Court for the District of New Jersey relating to public disclosures since June 30, 1992, about the future prospects of the Company, particularly as they relate to the Company's ability to obtain FDA approval for CEA-Scan for colorectal cancer imaging. On
April 18, 1995, the court granted the Company's motion to dismiss the law suit, holding, among other things, that the claims made by the Plaintiff were "simply an insufficient basis on which to bring a securities fraud action." In May 1995, the Plaintiff filed an appeal which is currently pending before the U.S. Court of Appeals for the Third Circuit.

     The Company is involved in various other claims and litigation arising in the normal course of business. Management believes, based on the opinion of counsel, that the outcome of such claims and litigation will not have a material effect on the Company's financial position and results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of securities holders during the fourth quarter of fiscal year 1995.



Executive Officers of the Registrant

     The Executive Officers of the Company and their positions with the Company are as follows:

Name                          Age       Position with the
Company

David M. Goldenberg           57        Chairman of the Board, CEO
                                        and Director

Amy Factor                    37        Executive Vice President
                                        Secretary and Treasurer

Hans J. Hansen                62        Vice President
                                        Research and Development

Carl M. Pinsky                57        Vice President
                                        Medical Affairs

Christopher Tama              36        Vice President
                                        Marketing


     Each of the Executive Officers was elected as such by the Board of Directors of the Company and holds his or her office at the discretion of the Board of Directors or until his or her earlier death or resignation, except that Dr. Goldenberg holds his office pursuant to an employment agreement. (See "Executive Compensation".)

     Dr. David M. Goldenberg founded the Company in July 1982 and, since that time, has been Chairman of the Board of the Company. Dr. Goldenberg has served as Chief Executive Officer since February 1994 and also served as Chief Executive Officer of the Company from July 1982 through July 1992. Dr. Goldenberg was Professor of Pathology at the University of Kentucky Medical Center from 1973 until 1983 and Director of such University's Division of Experimental Pathology from 1976 until 1983. From 1975 to 1980 he also served as Executive Director of the Ephraim McDowell Community Cancer Network, Inc., and from 1978 to
1980 he was President of the Ephraim McDowell Cancer Research
Foundation, Inc., both in Lexington, Kentucky. Dr. Goldenberg is a graduate of the University of Chicago College and Division of Biological Sciences (S.B.), the University of Erlangen-Nuremberg (Germany) Faculty of Natural Sciences (Sc.D.), and the University of Heidelberg (Germany)
School of Medicine (M.D.). He has written or co-authored more than 800 journal articles, book chapters and abstracts on cancer research, detection and treatment, and has researched and written extensively in the area of radioimmunodetection using radiolabeled antibodies. In addition to his position with the Company, Dr. Goldenberg is President of CMMI, an independent non-profit research center, and its clinical unit, the Garden State Cancer Center. He also holds the positions of Adjunct Professor of Surgery with The University of Medicine and Dentistry of New Jersey
(New Jersey Medical School) and Adjunct Professor of Microbiology and Immunology with the New York Medical College. In 1985 and again in
1992, Dr. Goldenberg received an "Outstanding Investigator grant" award from the National Cancer Institute ("NCI") for his work in radioimmunodetection, and in 1986, he received the New Jersey Pride
Award in Science and Technology. Dr. Goldenberg was honored as the ninth Herz Lecturer of the Tel Aviv University Faculty of Life Sciences.
In addition, Dr. Goldenberg received the 1991 Mayneord 3M Award and Lectureship of the British Institute of Radiology for his contributions to the development of radiolabeled monoclonal antibodies used in the imaging and treatment of cancer. He was also named the co-recipient of the 1994
Abbott Award by the International Society for Oncodevelopmental Biology and Medicine.

     Amy Factor has been Executive Vice President since February 1994 and prior thereto had been Vice President - Finance and Administration since October 1988 and Secretary and Treasurer since October 1989. From May 1986 to October 1988, Ms. Factor was Vice President, Finance and Administration for The Vista Organization, Ltd., an entertainment company, and prior thereto was associated with the accounting firm of KPMG Peat Marwick LLP. Ms. Factor is a New Jersey Certified Public Accountant and received her Masters in Business Administration from Rutgers University and is a member of the Board of Trustees of the Biotechnology Council of New Jersey.

     Dr. Hans J. Hansen has been Vice President - Research and
Development since March 1987. Prior to joining the Company in 1985 as Director of Cell Biology, he was for three years the Director of Product Development at Ortho Diagnostic Systems, Inc., a subsidiary of Johnson
& Johnson Corporation, where he developed monoclonal antibodies for the diagnosis of leukemia and other cancers. From 1969 to 1982, Dr. Hansen was with Hoffmann-La Roche in a variety of positions, becoming Director of the Department of Immunology in 1982. While at Hoffmann-La Roche, he developed the first in vitro diagnostic CEA immunoassay and had a major role in establishing its clinical importance in the diagnosis and management of cancer. Dr. Hansen has spent 36 years conducting clinical and basic research in the fields of cancer and autoimmune disease. His work has resulted in the issuance of eight United States patents and over 90 publications relating to cancer and autoimmune diseases.

     Dr. Carl M. Pinsky has been Vice President - Medical Affairs since
May 1989.  From August 1988 through May 1989, Dr. Pinsky was the
Vice President, Medical Affairs of IMRE Corp., a pharmaceutical
company.   From 1985 through 1988, Dr. Pinsky was a Branch Chief and
Chief Medical Officer at the Biological Response Modifiers Program
("BRMP") of the National Cancer Institute of the National Institutes of Health, where he directed a $25 million program of grants and contracts covering both basic science and clinical trials involving biological response modifiers. At the BRMP, Dr. Pinsky directed the formulation of the initial plan for NCI's extramural development of monoclonal antibodies.

Following his formal training at the University of Pennsylvania (A.B.), Jefferson Medical College (M.D.) and the University of Kentucky Medical School (Intern/Resident), Dr. Pinsky has 29 years of diversified experience in basic and clinical cancer research, including 19 years at Memorial Sloan-Kettering Cancer Center, where he conducted major studies evaluating immunodeficiency in cancer patients and helped pioneer the development of immunotherapy for these patients.

     Christopher Tama joined Immunomedics in July 1995 as Vice
President - Marketing. Prior to joining the Company, he served as Vice President, Marketing, U.S. Operations at the G.D. Searle Division of Monsanto. From 1981 to 1994, Mr. Tama held various marketing, sales and strategic planning positions at Pharmacia. Mr. Tama's positions included Director, Marketing and Sales for the Peptide Hormone Division, National Sales Manager, Regional Sales Manager and Product Manager in the areas of cancer and autoimmune disease. Mr. Tama has extensive international experience in Europe, where he lived and worked from 1985 through 1988. During this period, Mr. Tama held positions in international product management and strategic business planning where he was responsible for the launch and re-launch of several products in the U.S. and international markets. Mr. Tama received his Bachelor of Arts degree from Villanova University.

                      PART II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

     The Information appearing under the caption "Price Range of Common Stock" on page 16 in the Company's 1995 Annual Report to
Stockholders is incorporated herein by reference.

Item 6.   Selected Financial Data

     The information appearing under the caption "Selected Financial Data" on page 1 in the Company's 1995 Annual Report to Stockholders is incorporated herein by reference.


Item 7.   Management's Discussion and Analysis of
      Financial Condition and Results of Operations

      The information appearing under the caption "Management's
Discussion and Analysis of Financial Condition and Results of Operations" on pages 2,3, and 4 in the Company's 1995 Annual Report to Stockholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      See Index to Financial Statements and Schedules on page F-1 of this Annual Report on Form 10-K for financial data incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None


                     PART III

Item 10.  Directors and Executive Officers of the Registrant

          The information required for this item is incorporated herein by reference to the 1995 Definitive Proxy Statement. See also "Executive Officers of the Registrant" in Part I, following Item 4.

Item 11.  Executive Compensation

      The information required for this item is incorporated herein by reference to the 1995 Definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

      The information required for this item is incorporated herein by reference to the 1995 Definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

      The information required for this item is incorporated herein by reference to the 1995 Definitive Proxy Statement.

                      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)  Documents filed as part of this Report:

      (1) Financial Statements (see index to Financial Statements on page F-1 of this Annual Report on Form 10-K for financial data incorporated herein by reference):

          Report of Independent Auditors - KPMG Peat Marwick LLP

          Balance Sheets at June 30, 1995 and 1994

          Statements of Operations for the years ended June 30, 1995, 1994 and 1993

          Statements of Changes in Stockholders' Equity for the years ended June 30, 1995, 1994 and 1993

          Statements of Cash Flows for the years ended June 30, 1995, 1994, and 1993

          Notes to Financial Statements

      (2)  Financial Statement Schedules:

          Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (3)  Exhibits:

3.   Articles of incorporation and by-laws

     3.1(a) Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on July 6, 1982 [e]

     3.1(b) Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on April 4, 1983 [e]

     3.1(c) Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on December 14, 1984 [e]

     3.1(d) Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on March 19, 1986 [e]
     3.1(e) Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 17, 1986 [e]

     3.1(f) Certificate of Amendment of the Certificate of Incorpora-tion of the Company as filed with the Secretary of State of the State of Delaware on November 21, 1990 [f]

     3.1(g) Certificate of Designation of Rights and Preferences and with the Secretary of State of the State of Delaware on March 1, 1991 [g]

     3.1(h) Certificate of Amendment of the Certificate of Incorpora-tion of the Company filed with the Secretary of State of the State of Delaware on December 7, 1992 [k]

     3.1(i) Certificate of Designation of Rights and Preferences of the Registrant's Series B Convertible Preferred Stock (m)

     3.2  Amended and Restated By-Laws of the Company [k]

4.  Instruments defining the rights of security holders, including indentures

     4.1  Specimen Certificate for Common Stock [e]

10.  Material contracts

     10.1(a)   1983 Stock Option Plan, as amended [h]

     10.1(b)   Form of Stock Option Agreement [e]

     10.2 Exclusive License Agreement with David M. Goldenberg dated as of July 14, 1982 [a]

     10.3 Agreement among The University of Medicine and Den-tistry of New Jersey, the Center of Molecular Medicine and Immunology, Inc. and Immunomedics, Inc., dated September 16, 1983, including Lease Agreement [a]

     10.4 Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc. dated May 1983 [a]

     10.5 Memorandum of Understanding with David M. Golden-berg dated September 10, 1984 [b]

     10.6  Immunomedics, Inc. 401(k) Retirement Plan [c]

     10.7  Executive Supplemental Benefits Agreement with David
           M. Goldenberg dated as of July 18, 1986 [c]

     10.8  License Agreement between Hoffmann-La Roche, Inc. and
           David M. Goldenberg dated as of April 29, 1986 [c]

     10.9  License Agreement with F. James Primus dated July 7,
           1983 [d]

     10.10 Employment Letter with Carl Pinsky dated April 29, 1989 [e]

     10.11 Convertible Preferred Stock Purchase Agreement dated
           March 4, 1991 [g]

     10.12 Amended and Restated License Agreement among the
           Company, CMMI and David M. Goldenberg dated
           December 11, 1990 [h]

     10.13 Development and License Agreement with Adria
           Laboratories Division of Erbamont Inc. (Confidential treatment has been requested for certain portions of this Exhibit.) [h]

     10.14 Lease Agreement with Baker Properties Limited partnership dated January 16, 1992 [i]

     10.15 Amendment to Lease between the University of Medicine and Dentistry of New Jersey and Immunomedics, Inc.
           dated August 13, 1992 [j]

     10.16 Immunomedics, Inc. 1992 Stock Option Plan [k]

     10.17 Amended and Restated Employment Agreement dated
           November 1, 1993 between the Company and Dr. David
           M. Goldenberg [l]

     10.18 Convertible Stock Purchase Agreement, dated as of
           January 6, 1995, between the purchasers named therein
           [n]

     10.19 License Agreement, dated as of March 10, 1995, between the Registrant and Mallinckrodt Medical, B.V.
           Confidentiality has been requested for certain portions of the Agreement [o]

     10.20 Amendment, dated March 11, 1995, to the Amended and
           Restated License Agreement among the Company, CMMI, and David M. Goldenberg dated December 11, 1990.

11. Statement re computation of per share earnings - Not required since such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.

12. Statements re computation of ratios - Not applicable.

13. Immunomedics, Inc. 1995 Annual Report to Stockholders, portions of which are incorporated by reference into this Annual Report on Form 10-K.

21. Subsidiaries of the registrant - None.

23. Consent of Experts and Counsel

  23.1  Consent of Independent Auditors - KPMG Peat Marwick LLP

27. Financial Data Schedule


    [a]   Incorporated by reference from the Exhibits to Registrant's
Registration Statement on Form S-1 effective October 6, 1983 (Commission File No. 2-84940).

    [b]   Incorporated by reference from the Exhibits to Registrant's
Annual Report on Form 10-K for the year ended June 30, 1985.

    [c]   Incorporated by reference from the Exhibits to Registrant's
Annual Report on Form 10-K for the fiscal year ended June 30, 1986.

    [d]   Incorporated by reference from the Exhibits to Registrant's
Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

    [e]   Incorporated by reference from the Exhibits to Registrant's
Annual Report on Form 10-K for the fiscal year ended June 30, 1990.

    [f]   Incorporated by reference from the Exhibits to Registrant's
Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1990.

    [g]   Incorporated by reference from the Exhibits to Registrant's
Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1991.

    [h]   Incorporated by reference from the Registrant's Registration
Statement on Form S-2 effective July 24, 1991 (Commission File No. 33-41053).

    [i]   Incorporated by reference from the Registrant's Registration
Statement on Form S-2 effective January 30, 1992 (Commission File No.
33-44750).

    [j]   Incorporated by reference from the Exhibits to Registrant's
Annual Report on Form 10-K for the fiscal year ended June 30, 1992.

    [k]   Incorporated by reference from the Exhibits to the
Registrant's Annual Report on Form 10-K for the fiscal year ended June
30, 1993.

    [l]   Incorporated by reference to the Registrant's Quarterly
Report on Form 10-Q for the fiscal quarter ended September 30, 1993.

    [m]   Incorporated by reference to the Registrant's Quarterly
Report on Form 10-Q for the fiscal quarter ended December 31, 1994.

    [n]   Incorporated by reference to Amendment No. 1 to
Registrant's Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 1994.


    [o]   Incorporated by reference to the Registrant's Quarterly
Report on Form 10-Q for the fiscal quarter ended March 31, 1995.


(b)  Reports on Form 8-K:

    No Current Reports on Form 8-K were filed by the Company during the fourth quarter of its fiscal year ended June 30, 1995.

                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            IMMUNOMEDICS, INC.

Date:   September 26, 1995   By:     /s/ David M. Goldenberg
                             David M. Goldenberg,
                             Chairman and Chief Executive Officer
                             (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   September 26, 1995   By:      /s/ David M. Goldenberg
                             David M. Goldenberg, Director

Date:   September 26, 1995   By:      /s/ Albert D. Angel
                             Albert D. Angel, Director

Date:   September 26, 1995   By:      /s/ A.E. Cohen
                             A.E. Cohen, Director

Date:   September 26, 1995   By:      /s/ Marvin E. Jaffe
                             Marvin E. Jaffe, Director

Date:   September 26, 1995   By:      /s/ Richard R. Pivirotto
                             Richard R. Pivirotto, Director

Date:   September 26, 1995   By:      /s/ Warren W. Rosenthal
                             Warren W. Rosenthal, Director

Date:   September 26, 1995   By:      /s/ Richard C. Williams
                             Richard C. Williams, Director

Date:   September 26, 1995   By:      /s/ Amy Factor
                             Amy Factor, Executive Vice President
                             (Principal Accounting and Financial Officer)

                Immunomedics, Inc.
          Index to Financial Statements





Financial Statements:                                              Page


        Balance Sheets - June 30, 1995 and 1994                      *
        Statements of Operations for the years                       *
               ended June 30, 1995, 1994 and 1993
        Statements of Stockholders' Equity for the years             *
               ended June 30, 1995, 1994 and 1993
        Statements of Cash Flows for the years                       *
               ended June 30, 1995, 1994 and 1993
        Notes to Financial Statements                                *
        Report of Independent Auditors - KPMG Peat Marwick LLP       *




__________________________
* The information required appears on pages 5 through 16 of the Company's 1995 Annual Report to Stockholders and is incorporated by reference into this Annual Report on Form 10-K.

All schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.