Form 10-Q
period 1995-09-30
IMMUNOMEDICS INC
filed 1995-11-14
CIK 722830

UNITED STATES
       SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C.  20549


                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the period ended September 30, 1995

 Commission File Number:    0-12104

           IMMUNOMEDICS, INC.
 (Exact name of registrant as specified in its charter)

           Delaware                                61-1009366
 (State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

 300 American Road, Morris Plains, New Jersey            07950
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

As of November 8, 1995, there were 32,776,919 shares of the registrant's common stock outstanding.

                        IMMUNOMEDICS, INC.
                          Balance Sheets
                            (Unaudited)
                                                                  September 30,     June 30,
                                                                     1995            1995
________________________________________________________________  _____________  _____________
ASSETS
Current Assets:
  Cash and Cash Equivalents                                         12,197,373      7,162,837
  Marketable Securities                                             17,184,117     15,651,369
  Other Current Assets                                               1,039,750        687,674
                                                                  _____________  _____________
  Total Current Assets                                              30,421,240     23,501,880

Property and Equipment, net of accumulated
  depreciation of $4,661,000 and $4,427,000 at
  September 30, 1995  and June 30, 1995, respectively                4,671,104      4,722,604
                                                                  _____________  _____________
                                                                    35,092,344     28,224,484
                                                                  _____________  _____________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                                                   1,696,163      1,932,908
  Other Current Liabilities                                          2,716,886      2,662,401
                                                                  _____________  _____________
          Total Current Liabilities                                  4,413,049      4,595,309
                                                                  _____________  _____________
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock; $.01 par value, authorized 10,000,000 shares;
    Series B convertible, authorized 200,000 shares;
    issued and outstanding 5,271 and 124,527 shares at
    September 30, 1995 and June 30, 1995, respectively                      53          1,245

    Series C convertible, authorized 200,000 shares;
    issued and outstanding 200,000 shares at September 30,1995           2,000              0
  Common stock; $.01 par value, authorized 50,000,000 shares;
    issued and outstanding 32,727,749 and 30,624,585 shares
    at September 30, 1995 and June 30, 1995, respectively              327,277        306,246
 Capital contributed in excess of par                               82,431,369     72,098,771
 Accumulated deficit                                               (52,089,715)   (48,781,384)
 Accumulated net unrealized gain on securities                           8,311          4,297
                                                                  _____________  _____________
          Total Stockholders' Equity                                30,679,295     23,629,175
                                                                  _____________  _____________
                                                                  $ 35,092,344     28,224,484
                                                                  _____________  _____________

See accompanying notes to unaudited condensed financial statements.

                              IMMUNOMEDICS, INC.
                        Condensed Statements of Operations
                                (Unaudited)

                                          Three Months Ended
                                             September 30,
                                           1995         1994
_____________________________________ ___________  ___________
REVENUES:
     Product sales and royalties    $     51,842       42,524
     Research and development             67,500      593,576
     Interest                            324,384      227,692
                                      ___________  ___________
                                         443,726      863,792

COSTS AND EXPENSES:
     Cost of goods sold                    7,000       16,861
     Research and development          3,062,954    3,164,422
     General and administrative          682,103      629,130
                                      ___________  ___________
                                       3,752,057    3,810,413
                                      ___________  ___________
Net loss                            $ (3,308,331)  (2,946,621)
                                      ___________  ___________
Net loss per share                  $      (0.11)       (0.10)
                                      ___________  ___________
Weighted average number of
  shares outstanding                  31,434,581   30,055,469
                                      ___________  ___________

See accompanying notes to unaudited condensed financial statements.

                        IMMUNOMEDICS, INC.
                Condensed Statements of Cash Flows
                           (Unaudited)

                                                              Three Months Ended
                                                                September 30,
                                                             1995            1994
______________________________________________________  _____________   _____________
Net cash used in operating activities                   $ (3,591,874)       (341,897)

Cash flows provided by/(used in) investing activities:

  Purchase of marketable securities                       (4,029,956)              0
  Proceeds from maturities of marketable securities        2,484,609       4,340,151
  Additions to property and equipment                       (182,680)       (103,536)
                                                        _____________   _____________
   Net cash provided by/(used in) investing activities    (1,728,027)     (4,236,615)
                                                        _____________   _____________

Cash flows provided by financing activities:

  Issuance of convertible preferred stock, net             9,982,500               0
  Exercise of stock options                                  371,937               0
                                                        _____________   _____________

   Net cash provided by financing activities              10,354,437               0
                                                        _____________   _____________
Increase in cash and cash equivalents                      5,034,536         817,644

Cash and cash equivalents at beginning of period           7,162,837       6,371,245
                                                        _____________   _____________
Cash and cash equivalents at end of period              $ 12,197,373       7,188,889
                                                        _____________   _____________

See accompanying notes to unaudited condensed financial statements.

              IMMUNOMEDICS, INC.
     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 (UNAUDITED)
(1)  Basis of Presentation

     The accompanying unaudited condensed financial statements of Immunomedics, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date. Operating results for the three-month period ended
     September 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1996.

     For further information, refer to the annual financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1995.

(2)  Cash Equivalents and Marketable Securities

     The Company considers all highly liquid investments with maturities of three months or less, at the time of purchase, to be cash equivalents. Included in other current assets at September 30, 1995 and June 30, 1995 is accrued interest earned on cash equivalents and marketable securities of $228,000 and $231,000, respectively.

(3)  Income Taxes

     The Company has never made payments of Federal or state income taxes and does not anticipate generating book income in fiscal 1996; therefore, no income taxes have been reflected for the three-month period ended September 30, 1995.

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

                IMMUNOMEDICS, INC.
    NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                  (UNAUDITED)


(5)  Stockholders' Equity

     On September 29, 1995, the Company completed an equity financing in accordance with Regulation S under the Securities Act of 1933, pursuant to which a group of investors purchased 200,000 shares of non-dividend paying Series C Convertible Preferred
     Stock for $10,000,000. The terms of the transaction allow the investors, at their discretion, to convert the Preferred Stock into shares of the Company's Common Stock during a pre-determined period subject to extension. The conversion price will be based on pre-determined discounts of up to 9 3/4% from the average market price per common share over a 30-day trading period surrounding the dates conversion notices are received.

(6)  License and Distribution Agreements

     On August 2, 1995, the Company announced that its Development and License Agreement with Pharmacia, Inc. ("Pharmacia" - formerly Adria Laboratories Division of Erbamont, Inc.) was terminated, as a result of which the Company regained the North American marketing and selling rights for CEA-Scan . The
     Company is discussing with Pharmacia the amount of payments to be made by Pharmacia to the Company to satisfy Pharmacia's remaining obligations; however, no agreement has been reached on such amounts.

(7)  Commitments and Contingencies

     On February 1, 1994, the Company entered into a master lease agreement, which was subsequently amended, pursuant to which the Company may lease equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement will be determined on the basis of current market rates of interest at the inception of each equipment schedule take-down, and payable in monthly installments over a four-year period. The lease agreement contains an early purchase option, at an amount which is deemed to be fair value, exercisable no later than ninety days before the thirty-sixth installment is due. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default. As of November 8, 1995, the Company has leased equipment aggregating $1,355,000 under the master lease agreement and recorded lease expense for the three months ended September 30, 1995 of $95,000.

Part I - Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since its inception, the Company has been engaged primarily in the research and development of proprietary products relating to the detection, diagnosis and treatment of cancer, and more recently infectious diseases.
In April 1991, the Company filed a Product License Application ("PLA") with the U.S. Food and Drug Administration ("FDA") seeking approval to manufacture and market, in the United States, CEA-Scan , an in vivo colorectal cancer imaging product. In May 1994, the Company received a letter from the FDA indicating that the PLA for CEA-Scan for colorectal cancer imaging was not approvable at that time. In July 1994, the Company met with FDA officials to review the status of CEA-Scan and believed that it had reached at that time an understanding with the FDA that the results of the Phase III pivotal clinical trial would be further analyzed to ascertain potentially approvable claims for the product and what additional steps would need to be taken to achieve approvability. In March 1995, the Company submitted a response to the FDA's questions, including an analysis suggesting that CEA-Scan will be useful in the pre-surgical evaluation of recurrent colorectal cancer patients, particularly in the assessment of tumor resectability for these patients. In September 1995, the FDA scheduled the Company to present clinical trial data on CEA-Scan to the Oncologic Drugs Advisory Committee ("ODAC") on
October 17, 1995. At the same time, the FDA sent an action letter to the Company requesting clarification of the data, additional information, and additional analyses which the Company had provided in response to the FDA's May 1994 letter. Accordingly, the status of the Company's PLA remained not-yet-approvable at the time of its notification of the ODAC presentation. On October 17, 1995, the Company presented data to the ODAC supporting the use of CEA-Scan to better define the spread of colorectal cancer and to provide the surgeon with more complete diagnostic information, thereby helping to avoid unnecessary surgery in patients who would not benefit from the procedure. At the conclusion of the meeting, the ODAC deferred a decision on the approvability of CEA-Scan and recommended that the product may be more suitable for review by the Medical Imaging Drugs Advisory Committee ("MIDAC") and select oncology consultants. The Company is now working with the FDA to resolve certain differences in data and imaging interpretation with the ultimate objective of preparing a cohesive presentation to MIDAC.

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

The Company has not achieved profitable operations and does not anticipate achieving profitable operations during fiscal year 1996. The Company will continue to experience operating losses until such time as the Company is able to generate sufficient revenues from sales of its proposed in vivo products. Further, the Company's working capital will continue to decrease until such time as the Company is able to generate positive cash flow from operations or until such time, if at all, as the Company receives an infusion of cash from the sale of the Company's securities or from corporate alliances to finance the Company's operating expenses and capital expenditures.

Results of Operations

Revenues for the three-month period ended September 30, 1995 were $444,000 as compared to $864,000 for the same period in 1994, representing a decrease of $420,000, which was due to a decrease in research and development revenue. On August 2, 1995, the Company announced that its Development and License Agreement with Pharmacia had been terminate and that it had regained the North American marketing and selling rights to CEA-Scan (see Note 6 to unaudited condensed financial statements). Accordingly, research and development revenues for the three months ended September 30, 1995 were significantly lower than the $594,000 recorded for the same period in 1994, of which $500,000 was received from Pharmacia. Interest income for the three-month period ended September 30, 1995 increased by $97,000 as compared to the same period in 1994. This was due to an increase in cash, cash equivalents and marketable securities resulting from the financing transaction completed in January 1995.

Total operating expenses for the three-month period ended September 30, 1995 were $3,752,000 as compared to $3,810,000 for the same period in 1994, representing a decrease of $58,000. Research and development costs during the three-month period ended September 30, 1995 decreased by $101,000 as compared to the same period in 1994, principally due to lower salary expense partially offset by an increase in costs associated with regulatory filings.

General and administrative costs for the three-month period ended
September 30, 1995 increased by $53,000 as compared to the same period in 1994, due to higher marketing and consulting expenses, partially offset by lower legal expenses.

Net loss for the three-month period ended September 30, 1995 was $3,308,000, or $0.11 per share, as compared to a loss of $2,947,000, or $0.10 per share, for the same period in 1994, representing an increased loss of $361,000, or $0.01 per share. The change principally resulted from decreased revenues as noted above.

Liquidity and Capital Resources

At September 30, 1995, the Company had working capital of $26,008,000, representing an increase of $7,101,000 from June 30, 1995, and had virtually no long-term debt. The increase in working capital resulted principally from a September 1995 financing transaction, pursuant to which several foreign investors purchased 200,000 shares of non-dividend paying Series C Convertible Preferred Stock for $10,000,000. The terms of the transaction allow the investors, at their discretion, to convert the Preferred Stock into shares of the Company's Common Stock during a pre-determined period subject to extension. The conversion price will be based on pre-determined discounts of up to 9 3/4% from the average market price per share over a 30-day trading period surrounding the dates conversion notices are received.

On February 1, 1994, the Company entered into a master lease agreement which was subsequently amended, pursuant to which the Company may lease equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement will be determined on the basis of current market rates of interest at the inception of each equipment schedule take-down, and payable in monthly installments over a four-year period. The lease agreement contains an early purchase option, at an amount which is deemed to be fair value, exercisable no later than ninety days before the thirty-sixth installment is due. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default. As of November 8, 1995, the Company has leased equipment aggregating $1,355,000 under the master lease agreement (see Note 7 to unaudited condensed financial statements).

The Company's liquid asset position, measured by its cash, cash equivalents and marketable securities, was $29,381,000 at September 30, 1995, representing an increase of $6,567,000 from June 30, 1995. This increase was principally attributable to the financing transaction discussed above. It is anticipated that working capital and cash, cash equivalents and marketable securities will continue to decrease during fiscal year 1996 as a result of planned operating expenses and capital expenditures. At present, the Company believes that its financial resources will be sufficient to fund anticipated operating expenses and capital expenditures through calendar year 1997. The Company intends to supplement its financial resources from time to time, as market conditions permit, through additional financing and through collaborative marketing and distribution agreements. In addition, the Company continues to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of its proprietary technology. At the present time, the Company is unable to determine whether any of these activities will be successful and, if so, the terms and timing of any definitive agreements. There can be no assurance that the Company will be able to obtain additional funds.

PART II - Other Information:

Items 1-3.  Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders:

     (a)    On November 8, 1995, the Annual Meeting of
            Stockholders of the Company was held.

     (b) All seven Directors were re-elected: David M. Goldenberg, Albert D. Angel, A. E. Cohen, Marvin
            E. Jaffe, Richard R. Pivirotto, Warren W.
            Rosenthal and Richard C. Williams. The selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending June 30, 1996 was ratified.

     (c)1. The votes for re-election of the seven Directors were as follows:

            For David M. Goldenberg were 31,024,696 for and 87,004 withheld For Marvin E. Jaffe were 31,024,896 for and 86,804 withheld
            For Albert D. Angel were 31,024,696 for and 87,004 withheld
            For A. E. Cohen were 31,024,896 for and 86,804 withheld
            For Richard R. Pivirotto were 31,024,696 for and 87,004 withheld For Warren W. Rosenthal were 31,023,796 for and 87,904 withheld For Richard C. Williams 31,024,896 for and 86,804 withheld

        2. The votes for ratification of the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending June 30, 1996 were 31,023,055 for and 45,360 against, with 43,285 shares abstaining.

     (d)    Not applicable.

Item 5.     Not applicable

Item 6.     Exhibits and Reports on Form 8-K

          (a)  Exhibits

                 4.3     Certificate of Designation of the
                         Registrant's Series C Convertible Preferred
                         Stock.

               10.21     Convertible Stock Purchase Agreement
                         dated as of September 29, 1995, between
                         the Registrant and the purchasers named
                         therein.

          (b) The Registrant filed a current report on Form 8-K, dated October 2, 1995 with respect to Item 5 -
               Other Events.

                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        IMMUNOMEDICS, INC.
                                        (Registrant)


     DATE:  November 13, 1995           /s/ David M. Goldenberg

                                        David M. Goldenberg,
                                        Chairman of the Board
                                        and Chief Executive Officer
                                        (Principal Executive Officer)



     DATE:  November 13, 1995           /s/ Amy Factor

                                        Amy Factor,
                                        Executive Vice President
                                        (Principal Accounting Officer)