Form 10-Q
period 1995-12-31
IMMUNOMEDICS INC
filed 1996-02-14
CIK 722830

UNITED STATES
       SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C.  20549


                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the period ended December 31, 1995

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

As of February 7, 1996, there were 33,325,310 shares of the registrant's common stock outstanding.

                         IMMUNOMEDICS, INC
               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited)
                                                                       December 31,     June 30,
                                                                           1995           1995
____________________________________________________________________  ______________ ______________
ASSETS
Current Assets:
     Cash and Cash Equivalents                                        $   2,034,078      7,162,837
     Marketable Securities                                               24,436,301     15,651,369
     Other Current Assets                                                 1,137,088        687,674
                                                                      ______________ ______________
          Total Current Assets                                           27,607,467     23,501,880

Property and Equipment, net of accumulated
    depreciation of $4,896,000 and $4,427,000 at
    December 31, 1995 and June 30, 1995, respectively                     5,054,241      4,722,604
                                                                      ______________ ______________
                                                                      $  32,661,708     28,224,484


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                                     2,096,076      1,932,908
     Other Current Liabilities                                            3,007,025      2,662,401
                                                                      ______________ ______________
         Total Current Liabilities                                        5,103,101      4,595,309

Commitments and Contingencies
Stockholders' Equity:
     Preferred stock; $.01 par value, authorized 10,000,000 shares;
         Series B convertible, authorized 200,000 shares;
         issued  and outstanding 124,527 shares at June 30, 1995                  0          1,245

         Series C convertible, authorized 200,000 shares;
         issued and outstanding 200,000 shares at December 31, 1995           2,000              0
     Common stock; $.01 par value, authorized 50,000,000 shares;
         issued and outstanding 32,776,919 and 30,624,585 shares
         at December 31, 1995 and June 30, 1995, respectively               327,769        306,246
     Capital contributed in excess of par                                82,430,930     72,098,771
     Accumulated deficit                                                (55,258,828)   (48,781,384)
     Accumulated net unrealized gain on securities                           56,736          4,297
                                                                      ______________ ______________
         Total Stockholders' Equity                                      27,558,607     23,629,175
                                                                      ______________ ______________
                                                                      $  32,661,708     28,224,484

See accompanying notes to unaudited condensed consolidated financial statements.

                         IMMUNOMEDICS, INC
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                       Three Months Ended         Six Months Ended
                                          December 31,               December 31,
                                        1995          1994         1995         1994
________________________________  ____________  ____________ ____________ ____________
REVENUES:
     Product sales and royalties  $    47,130        27,237       98,972       69,761
     Research and development          22,500       549,924       90,000    1,143,500
     Interest                         417,315       251,814      741,699      479,506
                                  ____________  ____________ ____________ ____________
                                      486,945       828,975      930,671    1,692,767

COSTS AND EXPENSES:
     Cost of goods sold                 4,884         1,615       11,884       18,476
     Research and development       3,045,006     2,950,211    6,107,960    6,114,633
     General and administrative       606,168       546,454    1,288,271    1,175,584
                                  ____________  ____________ ____________ ____________
                                    3,656,058     3,498,280    7,408,115    7,308,693
                                  ____________  ____________ ____________ ____________
Net loss                          $(3,169,113)   (2,669,305)  (6,477,444)  (5,615,926)
                                  ____________  ____________ ____________ ____________
Net loss per share                $     (0.10)        (0.09)       (0.20)       (0.19)
Weighted average number of        ____________  ____________ ____________ ____________
   shares outstanding              32,767,833    30,055,469   32,099,576   30,055,469

See accompanying notes to unaudited condensed consolidated financial statements.

                        IMMUNOMEDICS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                                  SIX MONTHS ENDED
                                                                    DECEMBER 31,
                                                               1995            1994
___________________________________________________________ _____________   ___________
Net cash used in operating activities                       ($ 5,912,190)   (5,920,800)

Cash flows provided by/(used in) investing activities:

     Purchase of marketable securities                       (15,435,391)   (4,527,098)
     Proceeds from maturities of marketable securities         6,664,382     4,867,823
     Proceeds from sales of marketable securities                      0       250,000
     Additions to property and equipment                        (799,997)      (50,228)
                                                            _____________   ___________
       Net cash provided by/( used in) investing activities   (9,571,006)      540,497

Cash flows provided by financing activities:

     Issuance of convertible preferred stock, net              9,982,500            0
     Exercise of stock options                                   371,937            0

                                                            _____________   ___________
          Net cash provided by financing activities           10,354,437            0

Decrease in cash and cash equivalents                         (5,128,759)  (5,380,303)

Cash and cash equivalents at beginning of period               7,162,837    6,371,245
                                                            _____________   ___________
Cash and cash equivalents at end of period                  $  2,034,078      990,942


See accompanying notes to unaudited condensed consolidated financial statements.


                       IMMUNOMEDICS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Immunomedics, Inc. (the "Company"), which incorporate the Company's wholly-owned subsidiary
     Immunomedics, B.V., have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date. Operating results for the six-month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1996.

     For further information, refer to the annual financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1995.

(2)  Cash Equivalents and Marketable Securities

     The Company considers all highly liquid investments with maturities of three months or less, at the time of purchase, to be cash equivalents. Included in other current assets at December 31, 1995 and June 30, 1995 is accrued interest earned on cash equivalents and marketable securities of $446,000 and $231,000, respectively.

(3)  Income Taxes

     The Company has never made payments of Federal or state income taxes and does not anticipate generating book income in fiscal 1996; therefore, no income taxes have been reflected for the six-month period ended December 31, 1995.

(4)  Net Loss Per Share

     Net loss per share is based upon the weighted average number of common shares outstanding. Common share equivalents, consisting of outstanding stock options, are not included in the computations since the effect would be antidilutive.

                       IMMUNOMEDICS, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (UNAUDITED)

(5)  Stockholders' Equity

     On September 29, 1995, the Company completed an equity
     financing in accordance with Regulation S under the Securities Act of 1933, pursuant to which a group of investors purchased 200,000 shares of non-dividend paying Series C Convertible Preferred
     Stock for $10,000,000.   The terms of the transaction allow the
     investors, at their discretion, to convert the Preferred Stock into shares of the Company's Common Stock during a pre-determined period subject to extension. The conversion price is based on pre-determined discounts of up to 9 3/4% from the average market price per common share over a 30-day trading period surrounding the dates conversion notices are received.

(6)  License and Distribution Agreements

     On August 2, 1995, the Company announced that its Development and License Agreement with Pharmacia, Inc. ("Pharmacia" - formerly Adria Laboratories Division of Erbamont, Inc.) was terminated, as a result of which the Company regained the North American marketing and selling rights for CEA-Scan. The
     Company and Pharmacia were engaged in discussions on the amount of payments to be made by Pharmacia to the Company to satisfy Pharmacia's remaining obligations; however, these discussions concluded without any agreement between the parties on the amounts that were due to the Company. The Company is now preparing to take what legal actions it believes are advisable to collect the amounts it believes it is owed.

(7)  Commitments and Contingencies

     On February 1, 1994, the Company entered into a master lease agreement, which was subsequently amended, pursuant to which the Company may lease equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement are determined based on current market rates of interest at the inception of each equipment schedule take-down, and are payable in monthly installments over a four-year period. The lease agreement contains an early purchase option, at an amount which is deemed to be fair value, exercisable no later than ninety days before the thirty-sixth installment is due. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default.
     As of January 31, 1996, the Company has leased equipment with a cost basis aggregating $1,630,000 under the master lease agreement and recorded lease expense for the three and six months ended December 31, 1995 of $96,000 and $191,000, respectively.

Part I - Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Overview

Since its inception, the Company has been engaged primarily in the research and development of proprietary products relating to the detection, diagnosis and treatment of cancer, and more recently infectious diseases. In April 1991, the Company filed a Product License Application ("PLA") with the Food and Drug Administration ("FDA") seeking approval to manufacture and market, in the United States, CEA-Scan, an in vivo colorectal cancer imaging product.
In May 1994, the Company received a letter from the FDA indicating that the PLA filed for CEA-Scan for colorectal cancer imaging was not approvable at that time.  In July 1994, the Company met with FDA officials to review the
status of CEA-Scan   and believed it had  reached at that time an
understanding with the FDA that the results of the Phase III pivotal clinical trial would be further analyzed, to ascertain potentially approvable claims for the product and what additional steps would need to be taken to achieve
approvability.   In March 1995, the Company submitted a response to the
FDA's questions, including an analysis suggesting that CEA-Scan   will be
useful in the pre-surgical evaluation of recurrent colorectal cancer patients, particularly in the assessment of tumor resectability for these patients. In September 1995, the FDA scheduled the Company to present clinical data on CEA-Scan to the Oncologic Drug Advisory Committee ("ODAC") on
October 17, 1995. At the same time, the FDA sent an action letter to the Company requesting clarification of the data, additional information, and additional analyses which the Company had provided in response to the FDA's May 1994 letter. Accordingly, the status of the Company's PLA remained not-yet approvable at the time of its notification of the ODAC presentation. On October 17, 1995, the Company presented data to the ODAC supporting the use of CEA-Scan to better define the spread of colorectal cancer and to provide the surgeon with more complete diagnostic information, thereby helping to avoid unnecessary surgery in patients who could not benefit from the procedure. At the conclusion of the meeting, the ODAC deferred a decision on the approvability of CEA-Scan, recommended that the FDA and the Company resolve certain differences in their respective approaches to the data, and further recommended that the product may be more suitable for review by the Medical Imaging Drugs
Advisory Committee ("MIDAC") and select oncology consultants.  In
January 1996, the Company announced that the FDA scheduled a MIDAC review for February 16, 1996. In preparation for this meeting, the Company believes it has now resolved all differences with the FDA concerning data and imaging interpretation and is working toward its ultimate objective of making a cohesive presentation to MIDAC.

In February 1992, the Company filed with the Health Protection Branch
("HPB") to market CEA-Scan   in Canada.  In March 1992, the Company
filed with the Committee for Proprietary Medicinal Products ("CPMP") seeking approval to market CEA-Scan in Europe. In December 1994, the Company received notification from the Department of Health Medicines Control Agency ("MCA") in the United Kingdom that the Company's manufacturing operations are in general compliance with the guidelines of Good Manufacturing Principles ("cGMP"). Meanwhile, the Company continues to work diligently with the U.S. and foreign regulatory authorities and remains fully committed to the eventual approval of CEA-Scan in the U.S., Europe and Canada. However, no assurance can be given at this time as to if or when any such approvals could be forthcoming.

The Company has not achieved profitable operations and does not anticipate achieving profitable operations during fiscal year 1996. The Company will continue to experience operating losses until such time as the Company is able to generate sufficient revenues from sales of its proposed in vivo products. Further, the Company's working capital will continue to decrease until such time as the Company is able to generate positive cash flow from operations or until such time, if at all, as the Company receives an additional infusion of cash from the sale of the Company's securities, from other financings, or from corporate alliances to finance the Company's operating expenses and capital expenditures.

Results of Operations

Revenues for the six-month period ended December 31, 1995 were $931,000 as compared to $1,693,000 for the same period in 1994, representing a decrease of $762,000, which was due to a decrease in research and development revenue. On August 2, 1995, the Company announced that its Development and License Agreement with Pharmacia had been terminated and that it had regained the North American marketing rights to CEA-Scan. Accordingly, research and development revenues for the six months ended December 31, 1995 were significantly lower than the $1,144,000 recorded for the same period in 1994, of which $1,000,000 was received from Pharmacia.
In vitro product sales and royalties for the six-month period ended December 31, 1995 were $99,000, as compared to $70,000 for the same period in 1994. Interest income of $742,000 for the six-month period ended December 31, 1995 increased by $262,000 as compared to the same period in 1994. This was due to an increase in cash, cash equivalents, and marketable securities resulting from the completion of financing transactions (see "Liquidity and Capital Resources").

Revenues for the three-month period ended December 31, 1995 were $487,000 as compared to $829,000 for the same period in 1994, representing a decrease of $342,000. The decrease in revenues was principally due to a decrease in research and development revenue, as discussed above. Interest income of $417,000 for the three-month period ended December 31, 1995 increased by $165,000, as compared to the same period in 1994. This was due to an increase in cash, cash equivalents, and marketable securities resulting from the completion of financing transactions (see "Liquidity and Capital Resources").

Total operating expenses for the six-month period ended December 31, 1995 were $7,408,000 as compared to $7,309,000 for the same period in 1994. The increase in total expenses of $99,000 was principally related to an increase in general and administrative costs of $106,000, which was attributable to higher consulting expenses.

Total operating expenses for the three-month period ended December 31,
1995 were $3,656,000 as compared to $3,498,000 for the same period in
1994,  representing an  increase of $158,000.  Research and development costs for the three-month period ended December 31, 1995 increased by $95,000 as compared to the same period in 1994, resulting from an increase
in the number of patients enrolled in clinical trials.   General and
administrative costs for the three-month period ended December 31, 1995 increased by $60,000 as compared to the same period in 1994, as explained in the preceding paragraph.

Net loss for the six-month period ended December 31, 1995 was $6,477,000, or $0.20 per share, as compared to a loss of $5,616,000, or $0.19 per share, for the same period in 1994, representing an increased loss of $861,000.
Net loss for the three-month period ended December 31, 1995 was $3,169,000, or $0.10 per share, as compared to a loss of $2,669,000, or $0.09 per share, for the same period in 1994, representing an increased loss of $500,000. The increases in net losses in 1995 as compared to 1994 principally result from lower research and development revenues, partially offset by higher interest
income,  as discussed above.   In addition, the net losses per share for the
three- and six-month periods ended December 31, 1995 were positively impacted by the higher weighted average number of common shares outstanding for those periods, as compared to the same periods in 1994. The increase in the weighted average number of common shares outstanding was principally due to the conversion of Preferred Stock into the Company's Common Stock (see "Liquidity and Capital Resources").

Liquidity and Capital Resources

At December 31, 1995, the Company had working capital of $22,504,000, representing an increase of $3,597,000 from June 30, 1995, and had no long-term debt other than certain lease obligations (see Note 7 to Unaudited
Condensed Consolidated Financial Statements).   The net increase in working
capital resulted principally from an equity financing of $10,000,000 which
occurred in September 1995,  pursuant   to which a group of investors
purchased 200,000 shares of non-dividend paying Series C Convertible
Preferred Stock for $10,000,000.   The terms of this transaction allow the
investors, at their discretion, to convert the Preferred Stock into shares of the Company's Common Stock during a pre-determined period subject to
extension.   The conversion price is based on pre-determined discounts of up to 9 3/4% from the average market price per common share over a 30-day trading period surrounding the dates conversion notices are received.

On February 1, 1994, the Company entered into a master lease agreement, which was subsequently amended, pursuant to which the Company may lease equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement will be determined based on current market rates of interest at the inception of each equipment schedule take-down, and payable in monthly installments over a four-year period. The lease agreement contains an early purchase option, at an amount which is deemed to be fair value, exercisable no later than ninety days before the thirty-sixth installment is due. Under the

Liquidity and Capital Resources (Continued)

lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default. As of January 31, 1996, the Company has leased equipment with a cost basis aggregating $1,630,000 under the master lease agreement (see Note 7 to Unaudited Condensed Consolidated Financial Statements).

The Company's liquid asset position, measured by its cash, cash equivalents and marketable securities, was $26,470,000 at December 31, 1995, representing an increase of $3,656,000 from June 30, 1995. This increase was principally attributable to the September 1995 financing transaction discussed above. Although the Company's liquid asset position at December 31, 1995 improved from June 30, 1995, it is anticipated that working capital and cash, cash equivalents and marketable securities will decrease during the remainder of fiscal year 1996 as a result of planned operating and capital expenditures. At present, the Company believes that its financial resources will be sufficient to fund anticipated operating expenses and capital expenditures through calendar year 1997. The Company intends to supplement its financial resources from time to time as market conditions permit through additional financing and through collaborative marketing and distribution agreements.
In addition, the Company continues to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of its proprietary technology. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. There can be no assurance that the Company will be able to obtain additional funds in the future.

PART II - Other Information:

Item 1.   Legal Proceedings

          In January 1996, the United States Court of Appeals for the Third Circuit affirmed the District Court's April 1995 dismissal of the shareholder lawsuit that was originally filed June 2, 1994. The complaint alleged that public disclosures from January 30, 1992 through May 25, 1994 about the future prospects of the Company were fraudulent and misleading.
          The District Court held, among other things, that the claims made by the Plaintiff were "simply an insufficient basis on which to bring a securities fraud action."

Items 2-5 Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  None

          (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K, dated
          October 2, 1995, with respect to Item 5 - Other Events.

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