Form 10-Q
period 1996-03-31
IMMUNOMEDICS INC
filed 1996-05-15
CIK 722830

UNITED STATES
       SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C.  20549


                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the period ended March 31, 1996

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

As of May 8, 1996, there were 34,064,014 shares of the registrant's common stock outstanding.

                        IMMUNOMEDICS, INC.

                              INDEX

                                                                  Page No.

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets -                     3
          March 31, 1996 and June 30, 1995

          Condensed Consolidated Statements of Operations -           4
          three and nine months ended March 31, 1996 and 1995

          Condensed Consolidated Statements of Cash Flows -           5
          nine months ended March 31, 1996 and 1995

          Notes to Condensed Consolidated Financial Statements -      6
          March 31, 1996

Item 2.   Management's Discussion and Analysis of                     9
          Financial Condition and Results of Operations



PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                            12


SIGNATURES                                                            13

                             IMMUNOMEDICS, INC.
                   Condensed Consolidated Balance Sheets
                              (Unaudited)

                                                                      March 31,      June 30,
                                                                        1996           1995
___________________________________________________________________  _____________ _____________
ASSETS
Current Assets:
     Cash and Cash Equivalents                                       $  3,313,299     7,162,837
     Marketable Securities                                             18,479,321    15,651,369
     Other Current Assets                                                 728,971       687,674
                                                                     _____________ _____________
          Total Current Assets                                         22,521,591    23,501,880

Property and Equipment, net of accumulated
    depreciation of $5,137,000 and $4,427,000 at
    March 31, 1996  and June 30, 1995, respectively                     6,322,306     4,722,604
                                                                     _____________ _____________
                                                                     $ 28,843,897    28,224,484


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                                   1,552,592     1,932,908
     Other Current Liabilities                                          3,027,825     2,662,401
                                                                     _____________ _____________
          Total Current Liabilities                                     4,580,417     4,595,309

Commitments and Contingencies
Stockholders' Equity:
     Preferred stock; $.01 par value, authorized 10,000,000 shares;
          Series B convertible, authorized 200,000 shares;
          issued and outstanding 124,527 shares at June 30, 1995                0         1,245

          Series C convertible, authorized 200,000 shares;
          issued and outstanding 80,899 shares at March 31, 1996              809             0
     Common stock; $.01 par value, authorized 50,000,000 shares;
           issued and outstanding 33,828,514 and 30,624,585 shares
          at March 31, 1996 and June 30, 1995, respectively               338,285       306,246
     Capital contributed in excess of par                              82,595,275    72,098,771
     Accumulated deficit                                              (58,661,359)  (48,781,384)
     Accumulated net unrealized gain on securities                         (9,530)        4,297
                                                                     _____________ _____________
          Total Stockholders' Equity                                   24,263,480    23,629,175
                                                                     _____________ _____________
                                                                     $ 28,843,897    28,224,484


See accompanying notes to unaudited condensed consolidated financial statements.

                             IMMUNOMEDICS, INC.
              Condensed Consolidated Statements of Operations
                               (Unaudited)


                                       Three Months Ended         Nine Months Ended
                                            March 31,                 March 31,
                                        1996        1995          1996        1995
                                    ____________ ____________ ____________ ____________
REVENUES:
     Product sales and royalties   $     50,676       69,214      149,648      138,975
     Research and development            22,500      402,500      112,500    1,546,000
     Interest                           341,548      254,695    1,083,247      734,203
                                    ____________ ____________ ____________ ____________
                                        414,724      726,409    1,345,395    2,419,178

COSTS AND EXPENSES:
     Cost of goods sold                   5,209       14,21        17,093       32,694
     Research and development         3,169,967    3,118,556    9,277,927    9,233,189
     General and administrative         642,079      546,779    1,930,350    1,722,363
                                    ____________ ____________ ____________ ____________
                                      3,817,255    3,679,553   11,225,370   10,988,246
                                    ____________ ____________ ____________ ____________
Net loss                           $ (3,402,531)  (2,953,144)  (9,879,975)  (8,569,068)
                                    ____________ ____________ ____________ ____________
Net loss per share                 $      (0.10)       (0.10)       (0.30)       (0.29)
Weighted average number of          ____________ ____________ ____________ ____________
   shares outstanding                33,338,337   30,056,025   32,516,653   30,055,651


See accompanying notes to unaudited condensed consolidated financial statements.

                             IMMUNOMEDICS, INC.
                Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                                                                  Nine Months Ended
                                                                       March 31,
                                                               1996              1995
                                                         _______________  _______________
Net cash used in operating activities                       ($9,173,300)      (7,772,659)

Cash flows provided by/(used in) investing activities:

     Purchase of marketable securities                      (28,907,142)     (11,653,788)
     Proceeds from maturities of marketable securities       26,011,891        7,748,531
     Proceeds from sales of marketable securities                     0          250,000
     Additions to property and equipment                     (2,309,096)        (193,553)
                                                         _______________  _______________
          Net cash used in investing activities              (5,204,347)      (3,848,810)

Cash flows provided by financing activities:

     Issuance of convertible preferred stock, net             9,982,500        7,372,499
     Exercise of stock options                                  545,609           56,250
                                                         _______________  _______________
          Net cash provided by financing activities          10,528,109        7,428,749

Decrease in cash and cash equivalents                        (3,849,538)      (4,192,720)

Cash and cash equivalents at beginning of period              7,162,837        6,371,245
                                                         _______________  _______________
Cash and cash equivalents at end of period               $    3,313,299        2,178,525


See accompanying notes to unaudited condensed consolidated financial statements.

                      IMMUNOMEDICS, INC.
         Notes to Condensed Consolidated Financial Statements
                        (Unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Immunomedics, Inc. (the "Company"), which incorporate the Company's wholly-owned subsidiary Immunomedics, B.V., have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date. Operating results for the nine-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1996.

For further information, refer to the annual financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1995.

(2)  Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less, at the time of purchase, to be cash equivalents. Included in other current assets at March 31, 1996 and June 30, 1995 is accrued interest earned on cash equivalents and marketable securities of $245,000 and $231,000, respectively.

(3)  Income Taxes

The Company has never made payments of Federal or state income taxes and does not anticipate generating book income in fiscal 1996; therefore, no income taxes have been reflected for the nine-month period ended March 31, 1996.

(4)  Net Loss Per Share

Net loss per share is based upon the weighted average number of common shares outstanding. Common share equivalents, consisting of outstanding stock options, are not included in the computations since the effect would be antidilutive.

                  IMMUNOMEDICS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
                      (Unaudited)


(5)  Stockholders' Equity

On September 29, 1995, the Company completed an equity financing in accordance with Regulation S under the Securities Act of 1933, pursuant to which a group of investors purchased 200,000 shares of non-dividend paying Series C
Convertible Preferred Stock for $10,000,000.   The terms of the transaction
allow the investors, at their discretion, to convert the Preferred Stock into shares of the Company's Common Stock during a pre-determined period. The conversion price is based on pre-determined discounts of up to 9 3/4% from the average market price per common share over a 30-day trading period surrounding the dates conversion notices are received.

(6)       License and Distribution Agreements

On August 2, 1995, the Company announced that its Development and License Agreement with Pharmacia, Inc. ("Pharmacia" - formerly Adria Laboratories Division of Erbamont, Inc.) was terminated, as a result of which the Company regained the North American marketing and selling rights for CEA-Scan(TM). The Company and Pharmacia were engaged in dis- cussions on the amount of payments to be made by Pharmacia to the Company to satisfy Pharmacia's remaining obligations; however, these discussions concluded without any agreement
between the parties on the amounts that were due to the Company.   The Company
is now preparing to take what legal actions it believes are advisable to collect the amounts it believes it is owed.

(7)       Commitments and Contingencies

On February 1, 1994, the Company entered into a master lease agreement, which was subsequently amended, pursuant to which the Company may lease equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement are determined based on current market rates of interest at the inception of each equipment schedule take-down, and are payable in monthly installments over a four-year period. The lease agreement contains an early purchase option, at an amount which is deemed to be fair value, exercisable no later than ninety days before the thirty-sixth installment is due. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company

                   IMMUNOMEDICS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
                      (Unaudited)

will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default. As of April 30, 1996, the Company has leased equipment with a cost basis aggregating $1,630,000 under the master lease agreement. The Company has recorded lease expense for the three and nine months ended March 31, 1996 of $111,000 and $302,000, respectively.

Part I - Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as in the Company's Annual Report on Form 10-K for the year ended June 30, 1995, including Part I (Item 1) and Part II (Item 7).

Since its inception, the Company has been engaged primarily in the research and development of proprietary products relating to the detection, diagnosis
and treatment of cancer, and more recently infectious diseases.   In April
1996, the Company was notified by the Food and Drug Administration ("FDA") that its Product License Application for CEA-Scan(TM), an in vivo colorectal cancer imaging product, is approvable, subject mainly to the FDA's review and approval of product labeling. In February 1992, the Company filed with the Health Protection Branch ("HPB") to market CEA-Scan(TM) in Canada. In March 1992, the Company filed with the Committee for Proprietary Medicinal Products ("CPMP") seeking approval to market CEA-Scan(TM) in Europe. In December 1994, the Company received notification from the Department of Health Medicines Control Agency ("MCA") in the United Kingdom that the Company's manufacturing operations are in general compliance with the guidelines of Good
Manufacturing Principles ("cGMP").    The Company continues to work
diligently with the Canadian and European regulatory authorities and remains fully committed to the eventual approval of CEA-Scan(TM) in Canada and Europe. However, no assurance can be given at this time as to if or when any such approvals could be forthcoming.

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

Results of Operations

Revenues for the nine-month period ended March 31, 1996 were $1,345,000 as compared to $2,419,000 for the same period in 1995, representing a decrease of $1,074,000, which was principally due to a decrease in research and development revenue. On August 2, 1995, the Company announced that its Development and License Agreement with Pharmacia had been terminated and that it had regained the North American marketing rights to CEA-Scan(TM). Accordingly, research and development revenues of $112,500 for the nine months ended March 31, 1996 were significantly lower than the $1,546,000 recorded for the same period in 1995, of which $1,385,000 was received from Pharmacia. Partially offsetting the decrease in research and development revenue was increased interest income of $349,000, as compared to the same period in 1995. This increase was due to an increase in cash, cash equivalents, and marketable securities resulting from the completion of a financing transaction (see Note 5 to Unaudited Condensed Consolidated Financial Statements).

Revenues for the three-month period ended March 31, 1996 were $415,000 as compared to $726,000 for the same period in 1995, representing a decrease of $311,000. This decrease was principally due to a decrease in research and development revenue, as discussed above. Partially offsetting this decrease was an increase in interest income of $87,000, as compared to the same period in 1995. This was due to an increase in cash, cash equivalents, and marketable securities, as discussed above.

Total operating expenses for the nine-month period ended March 31, 1996 were
$11,225,000 as compared to $10,988,000 for the same period in 1995.   The
increase in total expenses of $237,000 was principally related to an increase in general and administrative costs of $208,000, which was attributable to higher consulting expenses.

Total operating expenses for the three-month period ended March 31, 1996 were $3,817,000 as compared to $3,680,000 for the same period in 1995, representing an increase of $137,000. Research and development costs for the three-month period ended March 31, 1996 increased by $51,000 as compared to the same period in 1995, resulting from an increase in the number of patients
enrolled in clinical trials.   General and administrative costs for the
three-month period ended March 31, 1996 increased by $95,000 as compared to the same period in 1995, as explained in the preceding paragraph.

Net loss for the nine-month period ended March 31, 1996 was $9,880,000, or $0.30 per share, as compared to a loss of $8,569,000, or $0.29 per share, for the same period in 1995, representing an increased loss of $1,311,000. Net loss for the three-month period ended March 31, 1996 was $3,402,000, or $0.10 per share, as compared to a loss of $2,953,000, or $0.10 per share, for the same period in 1995, representing an increased loss of $449,000. The increases in net losses in 1996 as compared to 1995 principally result from lower research and development revenues, partially offset by higher interest
income,  as discussed above.   In addition, the net losses per share for the
three- and nine-month periods ended March 31, 1996 were positively impacted by the higher weighted average number of common shares outstanding for those periods, as compared to the same periods in 1995. The increase in the weighted average number of common shares outstanding was principally due to the conversion of Preferred Stock into the Company's Common Stock (see Note 5 to Unaudited Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

At March 31, 1996, the Company had working capital of $17,941,000, which represents a decrease of $966,000 from June 30, 1995, and had no long-term debt other than certain lease obligations (see

Note 7 to Unaudited Condensed Consolidated Financial Statements).   The net
decrease in working capital resulted from the funding of operating expenses, offset by a September 1995 equity financing of $10,000,000.

In April 1996, the Company entered into a Distribution and Marketing Agreement with Mallinckrodt Medical, Inc. Under the terms of the agreement, and subject to FDA approval of CEA-Scan(TM), Mallinckrodt will market, sell and distribute CEA-Scan(TM) for use in colorectal cancer diagnostic imaging in the U.S. on a consignment basis. The Company will retain manufacturing rights to CEA-Scan(TM). Mallinckrodt will commit financial resources for marketing and distribution, and the Company will particpate in the marketing, including, potentially, committing additional financial resources. Mallinckrodt Medical,
B. V., an affilate of Mallinckrodt Group, holds the European marketing rights for CEA-Scan(TM), in accordance with a licensing agreement entered into in March 1995.

On February 1, 1994, the Company entered into a master lease agreement, which was subsequently amended, pursuant to which the Company may lease
equipment  for  research,  development  and   manufacturing purposes having an
aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement will be determined based on current market rates of interest at the inception of each equipment schedule take-down, and payable in monthly installments over a four-year period. The lease agreement contains an early purchase option, at an amount which is deemed to be fair value, exercisable no later than ninety days before the thirty-sixth installment is due. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default. As of April 30, 1996, the Company has leased equipment with a cost basis aggregating $1,630,000 under the master lease agreement (see Note 7 to Unaudited Condensed Consolidated Financial Statements).

The Company's liquid asset position, measured by its cash, cash equivalents and marketable securities, was $21,793,000 at March 31, 1996, representing a decrease of $1,021,000 from June 30, 1995. This decrease was principally attributable to the funding of operating expenses, offset by an equity financing of $10,000,000 which occurred in September 1995, as discussed above. It is anticipated that working capital and cash, cash equivalents and marketable securities will decrease during the remainder of fiscal year 1996 as a result of planned operating and capital expenditures. At present, the Company believes that its projected financial resources will be sufficient to fund anticipated operating expenses and capital expenditures through calendar year 1997. The Company intends to supplement its financial resources from time to time as market conditions permit through additional financing and through collaborative marketing and distribution agreements. In addition, the Company continues to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of its proprietary technology. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. There can be no assurance that the Company will be able to obtain additional funds in the future.

PART II - Other Information:

Items 1-5 Not applicable

Item   6. Exhibits and reports on Form 8-K

          (a)  Exhibits

               10.22 Distribution and Marketing Agreement, dated as of April 4, 1996, between the Registrant and Mallinckrodt Medical, Inc.
                           * Confidential portions have been omitted and filed separately with the Commission.

          (b)  Reports on Form 8-K

               The Company did not file a Current Report on Form 8-K during the three-month period ended March 31, 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 IMMUNOMEDICS, INC.
                                                    (Registrant)





     DATE: May 13, 1996                 /s/ David M. Goldenberg
                                        _______________________
                                        David M. Goldenberg,
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)




     DATE: May 13, 1996                 /s/ Amy Factor
                                        ________________________
                                        Amy Factor,
                                        Executive Vice President
                                        (Principal Accounting Officer)
Page 13 of 13