Form 10-Q/A
period 1996-03-31
IMMUNOMEDICS INC
filed 1996-07-19
CIK 722830

UNITED STATES
       SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C.  20549


                    FORM 10-Q/A
                 (Amendment No. 1)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the period ended March 31, 1996

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

                                                 IMMUNOMEDICS, INC.
                                                    (Registrant)





     DATE: July 19, 1996           /s/ David M. Goldenberg

                                   _______________________
                                   David M. Goldenberg,
                                   Chairman of the Board,
                                   Chief Executive Officer, and Treasurer
                                   (Principal Executive Officer
                                   and Principal Accounting Officer)