Form 10-K
period 1996-06-30
IMMUNOMEDICS INC
filed 1996-09-30
CIK 722830

                                                                      FORM 10-K

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------

                                   FORM 10-K

(MARK ONE)

[X]                         ANNUAL REPORT PURSUANT TO
                            SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                      OR

[_]                       TRANSITION REPORT PURSUANT TO
                            SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        COMMISSION FILE NUMBER 0-12104
                               ----------------

                              IMMUNOMEDICS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              61-1009366
       (State of Incorporation)         (I.R.S. Employer Identification No.)

 300 AMERICAN ROAD, MORRIS PLAINS,
           NEW JERSEY                                   07950
 (Address of principal executive                      (Zip Code)
            offices)

      Registrant's telephone number, including area code: (201) 605-8200

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.01 PAR VALUE
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

  Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of September 23, 1996, 34,880,365 shares of the registrant's common stock were outstanding, and the aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the last reported sale price for the registrant's common stock on the Nasdaq National Market at that date was $185,906,081.

  Documents Incorporated by Reference: PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE MAILED TO STOCKHOLDERS IN CONNECTION WITH THE ANNUAL MEETING OF STOCKHOLDERS OF THE REGISTRANT TO BE HELD ON NOVEMBER 6, 1996 (THE "1996 DEFINITIVE PROXY STATEMENT"), WHICH WILL BE FILED WITH THE COMMISSION NOT LATER THAN 120 DAYS AFTER THE END OF THE FISCAL YEAR TO WHICH THIS REPORT RELATES, ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    PART I

ITEM 1--BUSINESS

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

  The Company is developing a line of in vivo imaging products for the detection of various cancers and infectious diseases. In April 1991, the Company filed a Product License Application, now called a Biologics License Application ("BLA"), to which a supplement was filed in June 1993, with the U.S. Food and Drug Administration ("FDA") seeking approval to manufacture and market, in the United States, the Company's proprietary in vivo colorectal cancer imaging product, CEA-Scan(R). In April 1996, the Company received a letter from the FDA indicating that the BLA for CEA-Scan(R) for colorectal cancer imaging was approvable. On June 28, 1996, the FDA licensed CEA-Scan(R) for use with standard diagnostic modalities ("SDM") for the detection of recurrent and/or metastatic colorectal cancer. In February 1992, the Company filed with the Health Protection Branch ("HPB") to market CEA-Scan(R) in Canada, and in March 1992, the Company filed with the Committee for Proprietary Medicinal Products ("CPMP") to market the product in Europe. On May 22, 1996, CEA-Scan(R) was recommended for European approval in a unanimous opinion by the CPMP. This constitutes the final regulatory step before marketing authorization is granted by the European Commission for use of the product in the 15 countries comprising the European Union. The Company continues to work diligently with Canadian regulatory authorities and remains fully committed to the eventual approval of CEA-Scan(R) in Canada. Clinical trials of CEA-Scan(R) for the detection of lung and breast cancers are currently in Phase III and Phase II trials, respectively. However, no assurance can be given as to if or when final regulatory approvals for any of the products named above (for which final regulatory approval has not yet been received) will be forthcoming.

  With respect to LeukoScan(R), an in vivo infectious disease diagnostic imaging product, the Company has filed for regulatory approval with the European Medicines Evaluation Agency ("EMEA"), seeking approval to market the product in all 15 countries which are members of the European Union. The application seeks approval for LeukoScan(R) to be used in the detection and diagnosis of osteomyelitis (bone infection) in long bones and in diabetic foot ulcer patients. In preparation for filing an application for this product with the FDA, the Company conducted further analysis of its Phase III clinical data for the bone infection and diabetic foot ulcer indications and has discussed with the FDA a filing and clinical trial strategy, which included the continued enrollment of patients into the Phase III trial for these indications. The Company is now in the final stages of assembling the application and believes it will be in a position to file a BLA for LeukoScan(R) with the FDA before the end of calendar year 1996. Meanwhile, Phase III trials for infected prosthesis and appendicitis are continuing, and the Company is examining other applications for the product. As with all regulatory filings, there can be no assurance that such filing will be acceptable for review, or ultimately approved, by the FDA or other regulatory agencies. In addition, the Company has developed two other in vivo cancer imaging products for the detection and diagnosis of liver and germ cell cancers (AFP-Scan(TM)), currently in a Phase II clinical trial, and lymphomas (LymphoScan(TM)), for which a Phase III clinical trial was recently begun (see "Clinical Trial Programs").

  The Company is also applying its expertise in antibody selection, modification and chemistry to develop therapeutic products for cancer using monoclonal antibodies labeled with radioisotopes or conjugated with drugs. The Company has been conducting a multicenter Phase I/II clinical trial for ImmuRAIT(TM)-LL2, its non-Hodgkin's B-cell lymphoma therapeutic product. This trial was designed to obtain knowledge about antibody targeting and dosing. The Company is working towards advancing its humanized antibody program into Phase I clinical trials and accordingly does not currently plan to advance ImmuRAIT(TM)-LL2 into Phase III trials with the murine antibody form (see "In Vivo Therapeutic Products").

  In December 1994, the Company's interim manufacturing facility in Newark, New Jersey (the "Newark Facility") was certified by the Department of Health Medicines Control Agency ("MCA") in the United Kingdom to be in general compliance with the guidelines of Good Manufacturing Principles ("cGMP"). In addition, the Newark Facility has been inspected and approved by the FDA as part of the process of approving the BLA for CEA-Scan(R). The Company has also recently completed construction of a manufacturing facility at its Morris Plains headquarters (see "Manufacturing").

  In March 1995, the Company entered into a License Agreement with Mallinckrodt Medical B.V. ("Mallinckrodt Medical"), a leading producer and distributor of radiopharmaceuticals in Europe and an affiliate of Mallinckrodt Group Inc. ("Mallinckrodt Group" and with Mallinckrodt Medical, collectively, "Mallinckrodt"). Mallinckrodt Medical will market, sell and distribute CEA-Scan(R) throughout Western Europe and in specified Eastern European countries, subject to receipt of regulatory approval in the specified countries. In April 1996, the Company entered into a Marketing and Distribution Agreement with Mallinckrodt Group, pursuant to which Mallinckrodt Group will market, sell and distribute CEA-Scan(R) for use in colorectal cancer diagnostic imaging in the U.S. on a consignment basis (see "Marketing and Sales").

  In August 1995, the Company announced that its license agreement with Pharmacia, Inc. (which subsequently became Pharmacia & Upjohn Inc.-- "Pharmacia") had been terminated. In June 1996, the Company filed a claim against Pharmacia before the American Arbitration Association claiming damages for breach of contract and fiduciary duty in an amount in excess of $60 million plus punitive damages (see "Marketing and Sales").

  Immunomedics, Inc. was incorporated in Delaware in 1982. The Company's principal offices are located at 300 American Road, Morris Plains, New Jersey 07950. The Company's telephone number is (201) 605-8200. The Company has also formed a subsidiary, Immunomedics, B.V., with offices located in Petten, The Netherlands, to manage the Company's sales and marketing efforts and coordinate clinical trials in Europe.

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

  The Company's in vivo imaging products utilize only one of the upper arms of the antibody, the Fab' fragment. The Company uses its proprietary chemistry to produce the Fab' fragment of a mouse-derived antibody capable of direct and virtually instant attachment or "labeling" with technetium-99m. Technetium-99m is the radioisotope most frequently used in nuclear medicine because of its high quality imaging capabilities, short half-life, widespread availability and low cost. The use of a fragment of the antibody, rather than the whole, minimizes the human body's immune response to the injection of mouse-derived antibodies. This benefit is enhanced by the low Fab' dosage used in the Company's imaging products. An additional advantage of using technetium-99m and an antibody fragment is that imaging is enhanced in the liver, the first site of distant metastasis for many cancers. Intact antibodies and certain other imaging radioisotopes accumulate in the liver, potentially interfering with adequate imaging of tumors in this organ.

  The Company's in vivo imaging products, contained in single vials, can be easily prepared by nuclear medicine technicians without assistance from a radiochemist or nuclear pharmacist. Once the technetium-99m is added to the vial, the product is ready for injection in approximately five minutes.

  On June 28, 1996, the FDA licensed CEA-Scan(R) for the detection of colorectal cancer in conjunction with SDM. A license application for CEA-Scan(R) was filed with the Canadian HPB in February 1992 and with the European Community CPMP in March 1992 (see "Introduction"). Immunomedics also has five proposed in vivo imaging products in various stages of clinical testing and regulatory review, three for cancer imaging, one for imaging infectious diseases, and one for the specific imaging of Pneumocystis carinii pneumonia ("PCP").

  The antibody in CEA-Scan(R) is directed at carcinoembryonic antigen ("CEA"), which is abundant at the site of virtually all cancers of the colon or rectum (both primary tumors and metastases). CEA is also associated with many other cancers, and the Company estimates that three quarters of all human cancer patients have elevated CEA levels at some of their tumor sites. As part of receiving FDA approval for CEA-Scan(R), the Company has agreed to conduct Phase IV clinical studies to evaluate the product following readministration. The Company also is performing Phase III clinical trials, using CEA-Scan(R), for imaging lung cancer. In addition, Phase II clinical trials for breast cancer imaging are nearing completion.

  LeukoScan(R) is a monoclonal antibody fragment which seeks out and binds to granulocytes (white blood cells) associated with a potentially wide range of infectious diseases. Phase III clinical trials have been completed for LeukoScan(R), and in August 1995, the Company filed for European regulatory approval to market the product for detecting and diagnosing osteomyelitis (bone infection) in long bones and in diabetic foot ulcer patients. In addition, Phase III clinical trials are continuing for the use of LeukoScan(R) in the detection of infected prosthetic joints and in appendicitis (see "Introduction").

  Two other imaging products are being studied pursuant to Investigational New Drug applications ("IND") submitted to the FDA. The Company also has ongoing clinical trials in Europe for these agents:

  -- LymphoScan(TM), employing an antibody capable of targeting an antigen on non-Hodgkin's B-cell lymphoma (Phase III clinical trial is underway).

  -- AFP-Scan(TM), employing an antibody capable of targeting alpha-fetoprotein, a marker on liver cancer and germ cell tumors of the ovaries and testes (Phase II clinical trial is underway).

  PCP-Scan(TM) has been studied for the imaging and diagnosis of Pneumocystis carinii pneumonia ("PCP") in a pilot clinical trial in collaboration with the Center for Molecular Medicine and Immunology ("CMMI"), a not-for-profit cancer research center (see "Relationship with the Center for Molecular Medicine and Immunology"). This trial has shown that specific antibodies against a pathogenic organism, such as Pneumocystis, can target the disease site. Further studies to evaluate this potential product are planned. PCP is a serious opportunistic infection of immunosuppressed patients, such as organ transplant patients and certain patients with cancer or Acquired Immune Deficiency Syndrome ("AIDS").

  In managing and allocating resources related to its clinical trial program, the Company's top priorities are the commencement of commercial shipments of CEA-Scan(R) in the U.S. and approval and launch of CEA-Scan(R) in Europe, as well as the BLA filing for LeukoScan(R). It is the Company's intention, however, to increase resources allocated to its diagnostic imaging clinical trial program.

  In Vivo Therapeutic Products

  The Company is applying its expertise in antibody selection, modification and chemistry to the area of therapy, using monoclonal antibodies labeled with therapeutic radioisotopes or conjugated with drugs. The Company is engaged in developing products for treating cancer which primarily use a technique called radioimmunotherapy. The principal advantage of this technique may be its ability to deliver radioactive therapeutic agents to tumor sites more selectively while minimizing debilitating side effects. The Company has been conducting a multicenter Phase I/II clinical trial for ImmuRAIT(TM)-LL2, its non-Hodgkin's B-cell lymphoma proposed therapeutic product, for the past four years. This product consists of a monoclonal antibody, highly specific in targeting B-cell lymphomas, labeled with the radioisotope iodine-131. In this Phase I/II clinical trial of ImmuRAIT(TM)-LL2, several patients, all of whom were late-stage and were unresponsive to other therapies, experienced varying degrees of tumor regression. Reversible bone marrow toxicity has also been observed. By conducting this trial, the Company has increased its knowledge of antibody targeting and dosage. The Company is working towards advancing its humanized antibody program into Phase I clinical trials; therefore it does not currently plan to advance ImmuRAIT(TM)- LL2 into Phase III trials with the murine antibody form. The Company is currently conducting, in collaboration with CMMI, research on murine and humanized forms of targeting antibodies, alternative radioisotopes and new conjugation methods (see "Research Programs").

RESEARCH PROGRAMS

  The Company incurred approximately $12,504,000, $12,492,000, and $14,698,000 in total research and development expense during fiscal years 1996, 1995 and 1994, respectively.

   Antibody Engineering

  A major obstacle in the field of monoclonal antibody therapy has been the patient's immune response to mouse-derived antibodies, making repeated use of such products impracticable. The Company is currently researching whether this response may be avoided by clinically altering the dose, antibody form, and schedule of administration. However, this may be only a partial solution to the problem and, consequently, the Company is actively investigating methods to engineer the mouse antibody molecule in such a way that it retains the desirable targeting features to cancer cells, while minimizing the amount of mouse-derived protein present. The Company has made significant progress in humanizing certain mouse antibodies (i.e., replacing certain components of a mouse antibody with human antibody components). Moreover, using the techniques of molecular biology, the Company's scientists have re-engineered the humanized antibodies with improved characteristics, such as favorable pharmacokinetic properties and increased radionuclide and drug loading capacities.

  During fiscal years 1996, 1995 and 1994, the Company, in collaboration with CMMI, demonstrated successful targeting in patients with the Company's humanized monoclonal antibodies (hMN-14 and hLL2) against the CEA cancer marker and non-Hodgkin's B-cell lymphoma, respectively, as compared to the murine counterparts (MN-14 and LL2). The anticancer humanized antibodies are about 95% human and have shown very good uptake in the patients' tumors. In August 1995, data were presented from a pilot clinical trial which demonstrated that the low immunogenicity and high cancer-binding capability of these antibodies allowed repeated administration to increase the amount of therapeutic radiation delivered directly to the sites of disease. As many as three injections were given without evoking an immune response to the antibody. Accordingly, the Company is proceeding with clinical testing at therapeutic doses.

   Alternative Radioisotopes

  The Company is using iodine-131 to label its anti-lymphoma antibody (LL2) currently in a phase I/II clinical trial against non-Hodgkin's lymphoma. Investigators at several institutions have found that this disease responds well to radioimmunotherapy using iodine-131 labeled anti-lymphoma antibodies. However, one potential drawback of an iodine-131-labeled LL2 antibody is the finding that LL2, as a rapidly internalizing antibody, is readily metabolized with the iodine-131-bound metabolite and is quickly excreted from the target cell. This means that full advantage is not taken of the eight-day half-life of the iodine-131 radionuclide. In contrast, yttrium-90 from administered yttrium-90 labeled LL2 has been shown to be retained inside lymphoma cells for long periods after antibody metabolism. For this reason, and also for reasons of greater efficacy against larger tumors and the potential for out-patient use due to lack of any associated gamma-ray emissions, the Company's scientists are developing yttrium-90-LL2 as a second-generation product (see "Government Grants").

   New Conjugation Methods

  During fiscal year 1996, the Company made additional progress in the development of new methods for the construction of immunoconjugates, including the discovery of novel carbohydrate components on the variable region of the lymphoma targeting antibody, LL2, which facilitates the creation of more efficient immunoconjugates, and which appears to be appropriate for use with antibody fragments. These carbohydrate components are relatively distant from the antigen binding site, representing novel conjugation sites which would not interfere with the immunoreactivity of the antibody. This is significant because, to date, efforts to directly link antibodies and drugs have been limited by a resulting loss of the antibody's ability to bind to the cancer site. This work supports the Company's hypothesis that by using antibody engineering techniques, this carbohydrate component can be "grafted" on the corresponding regions of different antibodies and used as a conjugation site for the attachment of drugs or radioisotopes, with no adverse effects on immunoreactivity. Furthermore, the Company's scientists have been able to engineer this carbohydrate addition site on antibody fragments. The Company believes that this has the advantage of greater tumor penetration and less human immune response, potentially leading to the creation of fragment-based cancer therapeutics as a central part of the Company's future product development efforts. In August 1995, a patent was issued to the Company relating to the use of one of these sites for conjugation. There can be no assurance, however, that these developments will lead to products that are successful for treating cancers.

   Other Antibody-Directed Therapy Approaches

  The Company is continuing work on selective coupling of therapeutic site-specific agents onto engineered carbohydrate residues on antibody fragments. The proprietary antibody constructs offer the advantage of loading multiple therapeutic moieties onto antibody fragments at a particular site and in a manner which is known not to interfere with antigen binding. The Company is also investigating "pre-targeting", whereby an antibody is administered first and then followed by a separate radionuclide administration. Secondary recognition groups are attached, one to the targeting antibody and the other to the radionuclide, such that the radionuclide is localized to the antibody pre-targeted to the tumor site. Using such methods in preclinical animal tumor models, target-to-blood uptake ratios of radionuclide have been improved by orders of magnitude compared to the antibody radiolabeled in the conventional manner. The advantage of markedly increased target-to-blood ratios is somewhat offset by the greater complexity involved in multiple administration and timing of reagents. Accordingly, there can be no assurance at the present time that this "pre-targeting" approach will offer a practical alternative for radioimmunotherapy.

   Peptides

  During fiscal year 1996, the Company successfully developed proprietary methods for technetium-99m radiolabeling of peptides up to clinical-scale levels using single vial kits. These new automated synthetic methods will be generally applicable to the preparation of radioconjugates of other diverse chelate-peptides. This will enable rapid evaluation of different peptide-receptor systems directly with peptide analogs labeled with technetium-99m, the optimum imaging radionuclide. In related work, the Company has used similar novel synthetic methods to prepare chelate-peptide conjugates which can be radiolabeled with indium-111 and yttrium-90.

   Government Grants

  In September 1996, the Company was awarded a Phase II Small Business Innovation Research ("SBIR") grant from the National Cancer Institute ("NCI") of the National Institutes of Health ("NIH"), totaling $750,000 and payable over two years. These funds will support development of a yttrium-90 radiolabeled humanized LL2 antibody for clinical radioimmunotherapy of radiosensitive non-Hodgkin's lymphoma. The work aims to identify the optimal form of the radioimmunoconjugate and advance this product through a Phase I/II trial. The Company has also applied for two $100,000 SBIR Phase I grants, each of which is concerned with therapy applications using the Company's antibodies. The first application covers the identification of an optimal drug conjugate anti-PCP antibody to be used for treatment of AIDS patients suffering from this type of infection. The second application covers the development of radioiodinated antibodies, prepared using novel chemistries, from which the iodine-131 is retained for extended periods inside tumor cells, like yttrium-90, for enhanced iodine-131 radioimmunotherapy. Each of the applications has received recommendation for funding in the NCI peer review process. However, there can be no assurance as to if or when either grant will be received.

RELATIONSHIP WITH THE CENTER FOR MOLECULAR MEDICINE AND IMMUNOLOGY

  The Company's product development has involved, to varying degrees, CMMI, a specialized cancer research center, for the performance of certain basic research and patient evaluations. CMMI is a not-for-profit corporation funded primarily by grants from the NCI. CMMI is currently located adjacent to the Company's Newark Facility, but will be moving in the near future to improved facilities in Belleville, New Jersey. Dr. David Goldenberg, Chairman of the Board and Chief Executive Officer of the Company, was the founder of, and is currently President and a member of the Board of Trustees of CMMI. Dr. Goldenberg devotes substantially more of his time working for CMMI than for the Company. Certain consultants to the Company have employment relationships with CMMI, and Drs. Carl Pinsky and Hans Hansen, Executive Officers of the Company, are adjunct members of CMMI. Despite these relationships, CMMI is independent of the Company, and CMMI's management and fiscal operations are the responsibility of CMMI's Board of Trustees.

  CMMI performs pilot and pre-clinical trials in product areas of importance to the Company. In addition, CMMI conducts basic research and patient evaluations in a number of areas of potential interest to the Company, the results of which are made available to the Company pursuant to a collaborative research and license agreement.

  In July 1995, the Company amended its license agreement with CMMI to assist CMMI in complying with Internal Revenue Service criteria for its then recently completed tax-exempt financing. Under the terms of the amended license agreement, the Company has the right of first negotiation to obtain exclusive, worldwide licenses from CMMI to manufacture and market potential products and technology covered by the license agreement under terms representing fair market price, to be negotiated in good faith at the time the license is obtained. To date, no products have been licensed from CMMI.

  The amended license agreement terminates on December 31, 1999, with the Company having the right to seek good faith negotiation to extend the agreement for an additional five-year period. The Company retains licensing rights to inventions made during the term of the agreement for a period of five years from the time of disclosure. The Company is in the process of evaluating what additional amendments to the license agreement may be necessary to satisfy Federal laws and rules, including NIH guidelines.

  The potential for conflicts of interest exists in the relationship between the Company and CMMI, and the provisions of the agreement between the Company and CMMI have been designed to prevent such conflicts from occurring. The Company and CMMI have agreed that neither will have any right, title or interest in or to the research grants, contracts or other agreements obtained by the other. The decision as to whether a potential product has reached the stage of development such that it must be offered by CMMI to the Company is made by the Board of Trustees of CMMI, and Dr. Goldenberg has agreed not to participate in the determination of any such issue. The decision by the Company as to whether or not to exercise its right of first negotiation or release any potential product offered by CMMI is determined by a majority vote of the Board of Directors of the Company (or a subcommittee thereof), and Dr. Goldenberg also has agreed not to participate in the determination of any such issue.

  The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amount of approximately $64,000, $57,000, and $548,000 during fiscal years 1996, 1995 and 1994, respectively. The Company also provides CMMI with laboratory materials and supplies in connection with research conducted in areas of potential interest to the Company at no cost to CMMI.

  During fiscal years 1996, 1995 and 1994, the Board of Directors of the Company authorized grants to CMMI of $200,000, $300,000, and $200,000, respectively, to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI.

BUSINESS RISKS

  The Company's products are in various stages of development and face a high degree of technological, regulatory and competitive risk. In addition, the Company's products must be approved for marketing by the FDA and other regulatory agencies (with the exception of CEA-Scan(R), which has been licensed by the FDA for limited use), and no assurance can be given as to if or when such approvals will be forthcoming. Product discovery and product development activities are capital intensive. At least until CEA-Scan(R) is successfully commercialized, future revenues will be dependent in large part upon the Company entering into new arrangements with collaborative partners and upon public and private financings. In addition, the Company does not presently have a sales and marketing component. However, the Company has entered into agreements with Mallinckrodt for the distribution of CEA-Scan(R) in the U.S. and Europe (see "Marketing and Sales"). To date, the Company has not manufactured or sold significant commercial quantities of its products, and no assurance can be given that its manufacturing costs will be economically viable or that it can develop an effective sales and marketing strategy to promote any marketed product. The risks discussed herein reflect the Company's immediate stage of development. Inherent in this stage is a range of additional risks, including the Company's history of losses and the need for and uncertainty of future financing. The Company also faces numerous risks stemming from the nature of the biopharmaceutical industry, including, among others, the risk of competition, the risk of regulatory change, including potential changes in health care coverage, and uncertainties associated with obtaining and enforcing patents and proprietary technology.

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

  Pursuant to its 1991 agreement with Pharmacia, the Company granted to Pharmacia an exclusive license to market and sell CEA-Scan(R), AFP-Scan(TM) and LymphoScan(TM) products for certain specified indications in the United States and Canada. In June 1994, the Company and Pharmacia, in the context of discussions directed towards restructuring their relationship, agreed to release Pharmacia from certain obligations, whereby the Company regained the marketing and selling rights and assumed financial responsibility for all future clinical, marketing and selling activities for LymphoScan(TM) and AFP-Scan(TM). On August 2, 1995, the Company announced that its agreement with Pharmacia was terminated, and that the Company had regained the North American marketing and selling rights for CEA-Scan(R) from Pharmacia. Subsequent to termination of the Agreement, the Company and Pharmacia were unable to agree on the amount of a final payment by Pharmacia to the Company to satisfy Pharmacia's remaining obligations. In June 1996, the Company filed a claim against Pharmacia before the American Arbitration Association claiming damages for breach of contract and fiduciary duty in the amount of $60 million plus punitive damages. However, no assurance can be given as to the amount, if any, that the Company may receive with respect to this claim.

  In March 1995, the Company entered into a License Agreement with Mallinckrodt Medical, pursuant to which Mallinckrodt Medical will market, sell and distribute CEA-Scan(R) throughout Western Europe and in specified Eastern European countries, subject to receipt of regulatory approval in the specified countries. The Company will manufacture CEA-Scan(R), for which Mallinckrodt Medical will pay the Company a pre-determined royalty per vial or a pre-determined percentage of the net selling price.

  In April 1996, the Company entered into a Marketing and Distribution Agreement with Mallinckrodt Group, pursuant to which Mallinckrodt Group will market, sell and distribute CEA-Scan(R) for use in colorectal cancer diagnostic imaging in the U.S. on a consignment basis, and will commit financial resources to this effort. The

Company will retain manufacturing and co-promotional rights, will pay Mallinckrodt Group a pre-determined amount or percentage of the net selling price, and will potentially commit additional financial resources to promotional activities.

  The Company's intent, possibly in collaboration with another corporate partner, is to combine LymphoScan(TM) with the Company's proposed lymphoma therapy product as companion detection/therapy clinical applications to focus on disease management for lymphoma patients.

   In Vitro Products

  Through June 1994, the Company marketed and sold in vitro diagnostic products under the name "ImmuSTRIP(R)". These products are used by clinical laboratories in the detection of circulating immune complexes associated with autoimmune diseases, such as rheumatoid arthritis and systemic lupus erythematosus. In June 1994, the Company assigned, to an independent third party, all of the Company's manufacturing and marketing rights associated with its in vitro diagnostic products, excluding those rights relating to the Company's HAMA in vitro diagnostic product. In exchange for assigning these rights, the Company will receive royalty payments through June 2003 on annual sales derived from such products. In fiscal year 1996, the Company recorded royalty income of $131,000 on sales of these products by the licensee.

  The Company has developed and has been distributing for research purposes two in vitro diagnostic products to detect levels of human anti-mouse antibodies ("HAMA") produced in patients as an immune response when injected with monoclonal antibodies derived from mouse cells. One product is designed to detect response to intact mouse antibodies, and one to detect response to mouse antibody fragments. In August 1993, the Company filed a Pre-Market Application ("PMA") with the FDA seeking approval to market its ImmuSTRIP(R) HAMA-IgG product. Although the Company believes that it can answer the FDA questions posed with regard to this submission, it has not yet decided whether it is in its strategic interest to continue to pursue approval of this product because of its detracting from other product opportunities.

MANUFACTURING

  The Company has to date manufactured all monoclonal antibody products used in its clinical trial programs and currently manufactures CEA-Scan(R) for commercial use. The Company currently performs antibody processing and purification of its clinical products at its Newark Facility (see "Properties"). The Company has agreed to manufacture and supply all of Mallinckrodt's requirements for CEA-Scan(R), subject to certain conditions and limitations, and will receive transfer fees in consideration therefor (see "Marketing and Sales"). The Company has entered into a manufacturing agreement with Pharmacia, pursuant to which Pharmacia will perform certain end-stage portions of the manufacturing process. Under the terms of such agreement, the Company will pay according to an established price structure for these services. The Company is presently negotiating with a second entity to perform similar end-stage manufacturing.

  The Newark Facility has been approved by both the FDA and European regulatory authorities for the manufacture of CEA-Scan(R). The Company has scaled-up to commercial levels its antibody purification and fragmentation manufacturing processes. The Company believes the Newark Facility is in compliance with the regulations established by the FDA for good laboratory and manufacturing practices.

  The Company has completed construction of a 7,500 square-foot commercial-scale antibody manufacturing facility at its headquarters in Morris Plains, New Jersey, which also houses the Company's regulatory, medical, research and development, finance, marketing and executive offices (see "Properties"). The new manufacturing facility consists of four independent antibody manufacturing suites, several support areas, and a quality control ("QC") laboratory. Validation of the new facility has recently begun, whereby the Company intends to adopt a new, more efficient manufacturing process. However, there can be no assurance if or when this facility will be approved by the regulatory authorities to meet the manufacturing needs of the Company in a timely manner.

  The Company's proposed monoclonal antibody products are currently derived from ascites fluid produced in mice, and the Company has entered into an agreement with a third-party supplier for the production of ascites fluid. Although CEA-Scan(R) has been approved in the U.S. and recommended for approval in Europe, regulatory authorities, particularly in Europe, have expressed concerns about the use of ascites for the production of monoclonal antibodies. The Company believes that its current quality control procedures ensure the purity of the ascites used in its products, but there can be no assurance that the regulatory authorities will agree that these procedures will be adequate for future products. The Company's effort to convert to cell culture production for certain monoclonal antibodies is progressing. Products manufactured by cell culture involve a substantial change in process which will require FDA approval, as well as additional manufacturing equipment and resources.

PATENTS AND PROPRIETARY RIGHTS

  The Company actively pursues a policy of seeking patent protection, both in the United States and abroad, for its proprietary technology. The Company has a diverse patent portfolio, currently consisting of 30 issued United States patents and 143 issued foreign patents, with 49 United States patent applications pending, of which one has been allowed, and 116 foreign patent applications pending, of which 10 have been allowed. Included in the foregoing are eight United States patents and their foreign counterparts, to which the Company has exclusive rights pursuant to a license granted by Dr. Goldenberg. The Company also has certain rights with respect to patents and patent applications owned by CMMI, by virtue of a license agreement between the Company and CMMI. That license agreement is currently under review to assure compliance with NIH guidelines and to assure compliance with certain tax provisions relating to CMMI's tax-exempt status (see "Relationship With The Center For Molecular Medicine and Immunology"). In addition, one of the Company's in vitro diagnostic products and the related antibody are covered by a U.S. patent and foreign counterparts that are owned by the Company and included in the totals above.

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

  One of the Company's basic U.S. patent applications for direct radiolabeling of antibody fragments was involved in an interference with two issued patents owned by RhoMed. The parties were able to reach a settlement of the interference which resulted in limitation of the claims of the RhoMed patents and termination of the interference with a decision affirming the Company's right to a patent for its labeling methodology. The U.S. Patent & Trademark Office issued a patent in May 1996 covering claims successfully defended in the interference.

  In January 1996, the Company was issued a U.S. patent covering several pre-targeting methods for detecting and treating cancerous, infectious and cardiovascular lesions. The patented methods use a polymeric carrier molecule at one or more stages of the pre-targeting sequence for amplification, which greatly increases the number of targets at the lesion for attachment of a drug or radioisotope.

  In April 1996, the Company was issued three patents in Japan covering imaging and therapy technologies as well as most of its products. The first patent covers radiolabeled antibodies and fragments against a variety of cancer-associated substances used to treat diverse cancer types, where the cancer-associated substances are present either on or within the cancer cell. The second patent covers the use of anti-antibodies to reduce the therapeutic antibody's deposition in normal tissues to enhance the specific targeting of cancers or sites of infection. The third patent covers the Company's method of directly labeling a protein or antibody with the imaging isotope, technetium-99m, or the therapeutic isotopes, rhenium-186 and rhenium-188.

  In May 1996, the Company was issued a U.S. patent covering methods for labeling proteins particularly monovalent antibody fragments, with technetium and rhenium isotopes. This was the Company's third U.S. patent covering technetium labeling technology, and the fifth to cover CEA-Scan(R).

  In June 1996, two additional U.S. patents were issued to the Company. The first patent covers new methods of detecting and/or treating certain disease conditions such as cancers, infectious diseases and cardiovascular conditions. The second patent covers a pre-targeting method involving a three-or four-step procedure that is intended to increase the binding of antibodies to cancers or other diseased tissues, as well as to increase the deposition of the detection or therapeutic agents in lesions.

  In August 1996, the Company was issued a U.S. patent covering new conjugates useful in cancer or infectious disease therapy. These conjugates involve diverse drugs or toxins bound to a targeting substance, such as an antibody, which binds to a cancer or to an infectious organism. In a series of 16 claims, the patent covers the treatment of various forms of cancer, toxoplasma and mycoplasma, as well as viruses, bacteria and fungi.

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

  Further, pursuant to the Employment Agreement, Dr. Goldenberg will receive incentive compensation of 0.5% on the first $75,000,000 of all defined Annual Net Revenue of the Company and 0.25% on all such Annual Net Revenue in excess thereof (collectively "Revenue Incentive Compensation"). Annual Net Revenue includes the proceeds of certain dispositions of assets or interests therein (other than defined Undeveloped Assets), including defined Royalties, certain equivalents thereof and, to the extent approved by the Board, non-royalty license fees. Revenue Incentive Compensation will be paid with respect to the period of Dr. Goldenberg's employment, and two years thereafter, unless he unilaterally terminates his employment without cause or he is terminated by the Company for cause. With respect to the period that Dr. Goldenberg is entitled to receive Revenue Incentive Compensation on any given products, it will be in lieu of any other percentage compensation based on sales or revenue due him with respect to such products under this Agreement or the existing License Agreement between the Company and Dr. Goldenberg. With respect to any periods that Dr. Goldenberg is not receiving such Revenue Incentive Compensation for any products covered by patented Goldenberg Discoveries or by certain defined Prior Inventions of Dr. Goldenberg, he will receive 0.5% on cumulative annual net sales of, royalties on, certain equivalents thereof, and, to the extent approved by the Board, other consideration received by the Company for such products, up to a cumulative annual aggregate of $75,000,000 and 0.25% on any cumulative Annual Net Revenue in excess of $75,000,000 (collectively "Incentive Payments"). A $100,000 annual minimum payment will be paid in the aggregate against all Revenue Incentive Compensation and Incentive Payments ("Annual Minimum Payment").

  Dr. Goldenberg will also receive a percent, not less than 20%, to be determined by the Board of Directors of the Company, of net consideration (including license fees) which the Company receives for any disposition, by sale, license or otherwise (discussions directed to which commence during the term of his employment plus two years) of any defined Undeveloped Assets of the Company which are not budgeted as part of the Company's strategic plan.

  Dr. Goldenberg will not be entitled to any incentive compensation with respect to any products, technologies or businesses acquired from third parties for a total consideration in excess of $5,000,000, unless the Company had made a material contribution to the invention or development of such products, technologies or businesses prior to the time of acquisition. Except as affected by a defined Change in Control or otherwise approved by the Board of Directors of the Company, Dr. Goldenberg will also not be entitled to any Revenue Incentive Compensation or Incentive Payments other than the Annual Minimum Payment with respect to any time during the period of his employment (plus two years, unless employment is terminated by mutual agreement or by Dr.

Goldenberg's death or permanent disability) that he is not the direct or beneficial owner of shares of the Company's voting stock with an aggregate market value of at least twenty times his defined annual cash compensation.

  Pursuant to a License Agreement dated July 7, 1983, the Company must pay to Dr. F. James Primus, a co-inventor with Dr. Goldenberg of certain monoclonal antibodies and immunoassays which are the subject matter of a U.S. patent and foreign counterparts thereof that are owned jointly by Drs. Primus and Goldenberg, a royalty in the amount of 0.25% of the first $20,000,000 of annual net sales of certain products utilizing a CEA-specific antibody (e.g., CEA-Scan(R)), and 0.125% of annual net sales of such products in excess of $20,000,000.

  The Company has entered into patent license agreements with non-affiliated companies, pursuant to which the Company granted to the licensee, for an initial non-refundable fee plus royalties, a non-exclusive license under the Company's patents to manufacture and sell certain cancer imaging products. To date, no royalties have been received under these licenses. In addition, the Company has sought to enter into patent license agreements with companies which may be developing or marketing products which could infringe on one or more of the patents which the Company owns or has licensed. In certain situations, such companies have declined to enter into license agreements with the Company and have raised questions as to the scope and validity of certain of the Company's patents. Discussions are continuing with these companies and the Company intends to vigorously protect and enforce its patent rights. Although there can be no assurances as to the outcome of any patent disputes, the Company believes that its patents are valid and will be upheld if challenged.

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

  The mark "IMMUNOMEDICS" is registered in the United States and 21 foreign countries, and the Company's logo also is registered in the United States and in several foreign countries. The mark "IMMUSTRIP" is registered in the United States and Canada. The mark "CEA-SCAN" is registered in the United States and 6 foreign countries, applications are pending in 5 foreign countries and an application for a European Community Trademark is pending. The mark "LEUKOSCAN" is registered in the United States and 8 foreign countries, applications are pending in 4 foreign countries and an application for a European Community Trademark is pending. An application for the mark "LYMPHOSCAN" is pending in the United States, the mark is registered in 7 foreign countries, applications are pending in 5 foreign countries and an application for a European Community Trademark is pending. In addition, the Company has applied for registration in the United States for 4 other trademarks for use on products now in development or testing, and for corresponding foreign and/or European Community Trademarks for certain of those marks.

GOVERNMENT REGULATION

  The manufacture and marketing of pharmaceutical or biological products requires approval of the FDA and comparable agencies in foreign countries and, to a lesser extent, state regulatory authorities. In the United States, the regulatory approval process for antibody-based products, which are considered "biologics" under FDA regulations, is similar to that for any new drug for human use. The FDA has established mandatory procedures and safety standards which apply to the clinical testing, manufacturing and marketing of pharmaceutical products. Noncompliance with applicable requirements can result in fines, recalls or seizure of products, total or partial suspension of production, refusal of the FDA to approve Biologics License Applications or to allow the Company to enter into supply contracts, and criminal prosecution. The FDA also has the authority to revoke previously granted product licenses and establishment licenses.

  Generally, there is a substantial period of time between technological conception of a proposed product and its availability for commercial sale. The period between technological conception and filing of a Biologics License Application with the FDA is usually five to ten years for in vivo products and a minimum of two to three years for in vitro diagnostic products. The period between the date of submission to the FDA and the date of approval has averaged two to four years for in vivo products, although the approval process may take longer, as was the case with CEA-Scan(R). The amount of time taken for this approval process is a function of a number of variables, including the quality of the submission and studies presented, the potential contribution that the compound will make in improving the diagnosis and/or treatment of the disease in question and the workload at the FDA. There can be no assurance that any new product will successfully proceed through this approval process or that it will be approved in any specific period of time. Depending upon marketing and distribution plans and arrangements for a particular product, the Company may require additional time before a proposed in vivo product is available for commercial sale.

  The steps required before biological products can be produced and marketed usually include preclinical non-human studies, the filing of an IND application, human clinical trials and the filing and approval of a BLA. In addition to obtaining FDA approval for each product, the FDA must also approve any production facilities for the product.

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

  When Phase III studies are complete, the results of the preclinical and clinical studies, along with manufacturing information, are submitted to the FDA in the form of a BLA. The BLA involves considerable data collection, verification and analysis, as well as the preparation of summaries of the production and testing processes, pre-clinical studies and clinical trials. The BLA is submitted to the FDA for product marketing approval. The FDA must approve the BLA and manufacturing facilities before the product may be marketed. The FDA may also require post-marketing testing, including extensive Phase IV studies, and surveillance to monitor the effects of the product in general use. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may limit its market potential, and also make it difficult and expensive to administer.

  The Company seeks to have its proposed products, when applicable, designated as "Orphan Drugs" under the Orphan Drug Act of 1983. The Orphan Drug Act generally provides incentives to manufacturers to develop and market products to treat relatively rare diseases, i.e., diseases affecting fewer than 200,000 persons in the United States. The Company has received Orphan Drug designation for, among others, AFP-Scan(TM), LymphoScan(TM) and ImmuRAIT(TM)-LL2, the Company's liver and germ cell imaging, lymphoma imaging and lymphoma therapeutic products, respectively, and for CEA-Scan(R) for the diagnosis of medullary thyroid cancer. A drug that receives Orphan Drug designation and is the first product to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States for that product's claim. However, a drug that is considered by the FDA to be different from a particular Orphan Drug is not barred from sale in the United States during this seven-year exclusive marketing period.

  Manufacture of a biological product must be in a facility approved by the FDA for such product. The manufacture, holding and distribution of both biological and nonbiological drugs must be in compliance with Good Manufacturing Practices ("GMP"). Manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance with those requirements. The labeling, advertising and promotion of drug or biological product must be in compliance with FDA regulatory requirements. Failure to comply with applicable requirements relating to manufacture, distribution or promotion can lead to FDA demands that production and shipment cease, and, in some cases, that products be recalled, or to enforcement actions that can include seizures, injunctions and criminal prosecution. Such failures, or new information reflecting on the safety and effectiveness of the drug that comes to light after approval, can also lead to FDA withdrawal of approval to market the product.

  The drug approval process is similar in other countries and is also regulated by specific agencies in each geographic area. Approval by the FDA does not ensure approval in other countries. Generally, however, products which are approved by the FDA in the U.S. will ultimately gain marketing approval in other countries, but may require considerable amounts of time.

  The Company's ability to successfully commercialize its products may depend, in part, on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health insurers and other organizations. Such third-party payers are increasingly challenging the price of medical products and services. Several proposals have been made that may lead to a government-directed national health care system. Adoption of such a system could further limit reimbursement for medical products, and there can be no assurance that adequate third-party coverage will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development. In addition, there can be no assurance that the U.S. government will not implement a system of price controls. Any such system might adversely affect the ability of the Company to market its products profitably.

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

COMPETITION

  The biotechnology industry is highly competitive, particularly in the area of cancer diagnostic, imaging and therapeutic products. The Company is likely to encounter significant competition with respect to its current products or products under development. A number of companies which are engaged in the biotechnology field, and in particular the development of cancer diagnostic and therapeutic products, have financial, technical and marketing resources significantly greater than those of the Company. Some companies with established positions in the pharmaceutical industry may be better equipped than the Company to develop, refine and market products based on technologies applied to the diagnosis and treatment of cancers and infectious diseases. The Company's ability to compete in the future will depend, in part, on its ability to foster an environment in which multi-disciplinary teams work together to develop low-cost, well-defined processes and bring cost-beneficial products successfully through clinical testing and regulatory approval. A significant amount of research and antibody-based technology are also carried out at universities and other non-profit research organizations, which are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent and other proprietary rights, as well as licensing revenues.

  The Company is pursuing an area of product development in which there is the potential for extensive technological innovation in relatively short periods of time. The Company's competitors may succeed in developing products that are safer or more effective than those of the Company's current or potential products. Rapid technological change or developments by others may result in the Company's present products and potential products becoming obsolete or non-competitive.

  The Company believes that the technological attributes of its current and proposed diagnostic imaging products, including the ease of use (e.g., single vial, rapid imaging), employment of technetium-99m (the most widely available radioisotope) and its use of an antibody fragment (better liver imaging, decreased HAMA response) will enable the Company to compete effectively in the marketplace.

EMPLOYEES

  As of September 23, 1996, the Company employed 92 persons on a full-time basis, 26 of whom are engaged in research and development, 23 of whom are engaged in clinical research and regulatory affairs, 27 of whom are engaged in operations and manufacturing, and 16 of whom are engaged in finance, administration and marketing. Of these employees, 23 hold M.D., Ph.D. or other advanced degrees. The Company believes that it has been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intensifying. The Company's employees are not covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is excellent.

ITEM 2--PROPERTIES

  The Company's headquarters is located at 300 American Road, Morris Plains, New Jersey where it leases approximately 60,000 square feet. The Company has a seven-year lease expiring in May 1999, plus two renewal periods for a total of 15 years, at a base annual rental of $410,000 through May 1997, $471,000 through May 1998 and $448,000 through May 1999. The lease provides for an option to purchase the facility, subject to certain terms and conditions as specified in the lease. The Company's regulatory, medical, research and development laboratories, finance, marketing and executive offices are currently located in this facility, occupying approximately 40,000 square feet. The Company has recently completed the construction and equipping of a 7,500 square-foot commercial-scale manufacturing facility at its Morris Plains headquarters, which consists of four independent antibody manufacturing suites, several support areas, and a QC laboratory (see "Manufacturing").

  The Company also leases approximately 12,000 square feet to house its Newark Facility as well as office and laboratory space on the campus of The University of Medicine and Dentistry of New Jersey ("UMDNJ") at 5 Bruce Street, Newark, New Jersey at a base annual rental of approximately $93,000. In August 1995, the Company exercised its right to extend this lease through March 1, 1997. Upon or before expiration of the lease, the Company intends to relocate personnel and equipment from the Newark Facility to its Morris Plains headquarters.

ITEM 3--LEGAL PROCEEDINGS

  The Company is involved in various claims and litigation arising in the normal course of business. Management believes that the outcome of such claims and litigation will not have a material adverse effect on the Company's financial position and results of operations.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of securities holders during the fourth quarter of fiscal year 1996.
                               ----------------

EXECUTIVE OFFICERS OF THE REGISTRANT

  The Executive Officers of the Company and their positions with the Company are as follows:

NAME                                              AGE POSITION WITH THE COMPANY
- ----                                              --- -------------------------
David M. Goldenberg..............................  58 Chairman of the Board, CEO
                                                      and Director
Hans J. Hansen...................................  63 Vice President
                                                      Research and Development
Carl M. Pinsky...................................  58 Vice President
                                                      Medical Affairs
Donald H. Marks..................................  47 Vice President
                                                      Clinical Research

  Each of the Executive Officers was elected as such by the Board of Directors of the Company and holds his office at the discretion of the Board of Directors or until his earlier death or resignation, except that Dr. Goldenberg holds his office pursuant to an employment agreement (See "Executive Compensation").

  Dr. David M. Goldenberg founded the Company in July 1982 and, since that time, has been Chairman of the Board of the Company. Dr. Goldenberg has served as Chief Executive Officer since February 1994. He has also served as Chief Executive Officer of the Company from July 1982 through July 1992 and as Treasurer of the Company since July 1996. Dr. Goldenberg was Professor of Pathology at the University of Kentucky Medical Center from 1973 until 1983 and Director of such University's Division of Experimental Pathology from 1976 until 1983. From 1975 to 1980 he also served as Executive Director of the Ephraim McDowell Community Cancer Network, Inc., and from 1978 to 1980 he was President of the Ephraim McDowell Cancer Research Foundation, Inc., both in Lexington, Kentucky. Dr. Goldenberg is a graduate of the University of Chicago College and Division of Biological Sciences (S.B.), the University of Erlangen-Nuremberg (Germany) Faculty of Natural Sciences (Sc.D.), and the University of Heidelberg (Germany) School of Medicine (M.D.). He has written or co-authored more than 900 journal articles, book chapters and abstracts on cancer research, detection and treatment, and has researched and written extensively in the area of radioimmunodetection using radiolabeled antibodies. In addition to his position with the Company, Dr. Goldenberg is President of CMMI, an independent non-profit research center, and its clinical unit, the Garden State Cancer Center. He also holds the position of Adjunct Professor of Microbiology and Immunology with the New York Medical College in Valhalla, New York. In 1985 and again in 1992, Dr. Goldenberg received an "Outstanding Investigator grant" award from the National Cancer Institute ("NCI") for his work in radioimmunodetection, and in 1986 he received the New Jersey Pride Award in Science and Technology. Dr. Goldenberg was honored as the ninth Herz Lecturer of the Tel Aviv University Faculty of Life Sciences. In addition, he received the 1991 Mayneord 3M Award and Lectureship of the British Institute of Radiology for his contributions to the development of radiolabeled monoclonal antibodies used in the imaging and treatment of cancer. Dr. Goldenberg was also named the co-recipient of the 1994 Abbott Award by the International Society for Oncodevelopmental Biology and Medicine.

  Dr. Hans J. Hansen has been Vice President, Research and Development since March 1987. Prior to joining the Company in 1985 as Director of Cell Biology, he was for three years the Director of Product Development at Ortho Diagnostic Systems, Inc., a subsidiary of Johnson & Johnson Corporation, where he developed monoclonal antibodies for the diagnosis of leukemia and other cancers. From 1969 to 1982, Dr. Hansen was with Hoffmann-La Roche in a variety of positions, becoming Director of the Department of Immunology in 1982. While at Hoffmann-La Roche, he developed the first in vitro diagnostic CEA immunoassay and had a major role in establishing its clinical importance in the diagnosis and management of cancer. Dr. Hansen has spent 37 years conducting clinical and basic research in the fields of cancer and autoimmune disease. His work has resulted in the issuance of eight United States patents and over 90 publications relating to cancer and autoimmune diseases.

  Dr. Carl M. Pinsky has been Vice President, Medical Affairs since May 1989. From August 1988 through May 1989, Dr. Pinsky was the Vice President, Medical Affairs of IMRE Corp., a pharmaceutical company. From 1985 through 1988, Dr. Pinsky was a Branch Chief and Chief Medical Officer at the Biological Response Modifiers Program ("BRMP") of the National Cancer Institute of the National Institutes of Health, where he directed a $25 million program of grants and contracts covering both basic science and clinical trials involving biological response modifiers. At the BRMP, Dr. Pinsky directed the formulation of the initial plan for NCI's extramural development of monoclonal antibodies. Following his formal training at the University of Pennsylvania (A.B.), Jefferson Medical College (M.D.) and the University of Kentucky Medical School (Intern/Resident), Dr. Pinsky has 30 years of diversified experience in basic and clinical cancer research, including 19 years at Memorial Sloan-Kettering Cancer Center, where he conducted major studies evaluating immunodeficiency in cancer patients and helped pioneer the development of immunotherapy for these patients.

  Dr. Donald H. Marks has been Vice President, Clinical Research, since July 1996. From June 1995 through July 1996, he was Director, Clinical Research and Regulatory Affairs at PerImmune Inc., a monoclonal antibody research company, and prior thereto, Director, Clinical Research at Pasteur-Merieux-Connaught from January 1992 through June 1995. From 1988 to 1991 he had been Associate Director, Clinical Research for Hoffmann-LaRoche, Inc. Dr. Marks is a graduate of the University of California at Los Angeles (M.D., Ph.D.) and is a board-certified internal medicine physician.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

  The Company's Common Stock is traded on The Nasdaq National Market under the symbol "IMMU". The table below sets forth for the periods indicated the high and low sales prices for the Company's Common Stock, as reported by The Nasdaq Stock Market.

  As of September 23, 1996, there were approximately 1,200 holders of record of the Company's Common Stock.

FISCAL QUARTER ENDED                                                 HIGH   LOW
- --------------------                                                ------ -----
September 30, 1994.................................................  5 3/8 3
December 31, 1994..................................................  5 1/8 3
March 31, 1995.....................................................  4 1/8 2 3/4
June 30, 1995......................................................  3 5/8 2 1/8
September 30, 1995.................................................  8 1/2 2 1/4
December 31, 1995..................................................  8 1/4 3 3/4
March 31, 1996..................................................... 10 3/8 5 1/8
June 30, 1996......................................................  9 7/8 6 1/2

ITEM 6--SELECTED FINANCIAL DATA (fiscal year ends June 30)

                                   1996      1995      1994     1993     1992
                                 --------  --------  --------  -------  -------
                                   IN THOUSANDS EXCEPT PER SHARE AMOUNTS
Total revenues.................  $  1,700  $  3,189  $  4,237  $ 5,055  $ 8,810
Total operating expenses.......    15,000    14,593    19,293   14,482   10,198
Net loss.......................   (13,300)  (11,404)  (15,056)  (9,427)  (1,388)
Net loss per share.............     (0.40)    (0.38)    (0.50)   (0.32)   (0.05)
Weighted average shares out-
 standing......................    32,904    30,098    30,051   29,420   26,461
Cash, cash equivalents and mar-
 ketable securities............  $ 28,691  $ 22,814  $ 25,230  $41,813  $50,288
Total assets...................    35,720    28,224    31,833   46,165   53,687
Stockholders' equity(1)........    31,153    23,629    27,395   42,622   51,735

- --------
(1) The Company has not paid cash dividends on its Common Stock since its inception.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business" and elsewhere in this Annual Report on Form 10-K.

  Since its inception, the Company has been engaged primarily in the research and development of proprietary products relating to the detection, diagnosis and treatment of cancer, and more recently infectious diseases. On June 28, 1996, the FDA licensed CEA-Scan(R) for the detection of recurrent and/or metastatic colorectal cancer. In February 1992, the Company filed with the Health Protection Branch ("HPB") to market CEA-Scan(R) in Canada. In March 1992, the Company filed with the Committee for Proprietary Medicinal Products ("CPMP") to market the product in Europe. On May 22, 1996, CEA-Scan(R) was recommended for European approval in a unanimous opinion by the CPMP. This constitutes the final regulatory step before marketing authorization is granted by the European Commission for use of the product in the 15 countries comprising the European Union. The Company also has filed for regulatory approval with the EMEA, seeking approval to market LeukoScan(R) in all 15 countries which are members of the European Union (see "Business-- Introduction").

  The Company is also engaged in developing other biopharmaceutical products, which are in various states of development and clinical testing. The Company has not achieved profitable operations and does not anticipate achieving profitable operations during fiscal 1997. The Company will continue to experience operating losses until such time, if at all, that it is able to generate sufficient revenues from sales of CEA-Scan(R) and its other proposed in vivo products. Further, the Company's working capital will continue to decrease until such time, if at all, that the Company is able to generate positive cash flow from operations or until such time, if at all, that the Company receives an additional infusion of cash from the sale of the Company's securities or from corporate alliances to finance the Company's operating expenses and capital expenditures.

  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," which is effective for fiscal years beginning after December 15, 1995. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is also effective for fiscal years beginning after December 15, 1995. Neither of these standards is expected to have any effect on either the results of operations or financial position of the Company.

RESULTS OF OPERATIONS
FISCAL 1996 COMPARED TO FISCAL 1995

  Revenues for fiscal 1996 were $1,700,000 as compared to $3,189,000 in fiscal 1995, representing a decrease of $1,489,000. The decrease was principally due to a decrease in research and development revenue resulting from the termination, in August 1995, of the Development and License Agreement with Pharmacia. Accordingly, research and development revenues decreased by $1,728,500 to $150,000 in fiscal 1996. In fiscal 1995, these revenues totaled $1,878,500, of which $1,665,000 were received from Pharmacia. Partly offsetting the decline in research and development revenue was increased interest income of $254,000 in fiscal 1996, as compared to fiscal 1995, primarily as a result of higher levels of cash available for investment resulting from completion of two financing transactions (see "Liquidity and Capital Resources").

  Total operating expenses for fiscal 1996 were $15,000,000 as compared to $14,593,000 in fiscal 1995, representing an increase of $407,000. The increase was due to higher general and administrative expense, largely due to increases in consulting, recruiting and employee benefits expenses of $178,000, $102,000 and $96,000, respectively. The higher consulting expenses were primarily due to a strategic planning study undertaken in fiscal 1996. The higher employee benefits expenses reflected higher payroll taxes, due in part to the exercise of stock options by employees, and higher expenses for life insurance for an Executive Officer of the Company. Research and development costs in fiscal 1996 were essentially unchanged from fiscal 1995.

  Net loss for fiscal 1996 was $13,299,000, or $0.40 per share, as compared to a net loss of $11,404,000, or $0.38 per share, in fiscal 1995. The greater net loss resulted principally from lower research and development revenue and increased general and administrative expense, as explained above. The net loss per share for fiscal 1996 was impacted by the higher weighted average number of shares outstanding during such period as compared to fiscal 1995, which increase was principally due to the conversion of the Company's preferred stock (see "Liquidity and Capital Resources").

FISCAL 1995 COMPARED TO FISCAL 1994

  Revenues for fiscal 1995 were $3,189,000 as compared to $4,237,000 in fiscal 1994, representing a decrease of $1,048,000. Sales and royalties on the Company's in vitro diagnostic products accounted for $193,000 of the decrease in revenues for fiscal 1995 as compared to fiscal 1994. In June 1994, the Company assigned, to an independent third party, all of the Company's manufacturing and marketing rights associated with its in vitro diagnostic products, excluding those rights relating to the Company's HAMA in vitro diagnostic product. In exchange for assigning these rights, the Company will receive royalty payments through June 2003 on annual sales derived from such products and recorded $120,000 in royalties during fiscal 1995. Interest income in fiscal 1995 as compared to fiscal 1994 decreased by $321,000, primarily as a result of reduced levels of cash available for investments (see "Liquidity and Capital Resources"). Revenues in fiscal 1995 included $1,665,000 of research and development payments received from Pharmacia, as compared to $2,250,000 of such revenue recorded in fiscal 1994 (see "Liquidity and Capital Resources").

  Total operating expenses for fiscal 1995 were $14,593,000 as compared to $19,293,000 in fiscal 1994, representing a decrease of $4,700,000. Research and development costs for fiscal 1995 decreased by $2,206,000 as compared to fiscal 1994 due to decreased in vivo product manufacturing, clinical and regulatory, and research and development costs of $1,263,000, $524,000 and $419,000, respectively. The Company's decrease in manufacturing costs of $1,263,000 was due principally to the completion of activities directed at the validation and qualification of the Company's interim manufacturing process and facility for CEA-Scan(R). The decrease in clinical and regulatory costs of $524,000 resulted principally from the lower costs associated with patient enrollment in Phase III clinical trials for LeukoScan(R) in fiscal 1995, as well as the reduced costs associated with regulatory reviews for CEA-Scan(R). The decrease in research and development costs of $419,000 was due, in part, to reduced support for the Center for Molecular Medicine and Immunology ("CMMI") in fiscal 1995 as compared to fiscal 1994 (see "Business-- Relationship with The Center for Molecular Medicine and Immunology").

  General and administrative expense for fiscal 1995 decreased by $2,333,000 as compared to fiscal 1994. This was largely due to a decrease in legal expenses of $1,631,000, principally associated with patent-related activities.

  Net loss for fiscal 1995 was $11,404,000, or $0.38 per share, as compared to a net loss of $15,056,000, or $0.50 per share, in fiscal 1994. The lower net loss resulted principally from decreased expenditures in manufacturing, clinical, and legal activities. Lower revenues, as explained above, partly offset the positive impact the lower operating expenses had on the net loss.

LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1996, the Company had working capital of $25,043,000, representing an increase of $6,136,000 from June 30, 1995, and had no long-term debt other than certain lease obligations (see Note 11 of Notes to Consolidated Financial Statements). The increase in working capital resulted principally from the cash received from financing transactions in September 1995 and June 1996, partially offset by the net loss during fiscal year 1996 of $13,299,000.

  On June 27, 1996, the Company completed an equity financing pursuant to Regulation S under the Securities Act of 1933 ("Regulation S"), pursuant to which several foreign investors purchased 200,000 shares of 5% Series D Convertible Preferred Stock (the "Series D Preferred") for $10,000,000. The terms of the transaction allow the investors, at their discretion, to convert the Series D Preferred into shares of the Company's common stock during a twenty-four month period beginning in June 1996, at a price equal to 89% of the average market price per share over a 20-day trading period surrounding the date of conversion. Dividends on the Series D Preferred are payable annually commencing June 30, 1997, on all shares of Series D Preferred that have not been converted into common stock as of the dividend payment date. As of September 23, 1996, 44,670 shares of Series D Preferred had been converted into 333,809 shares of common stock.

  On September 29, 1995, the Company completed an equity financing pursuant to Regulation S, pursuant to which several foreign investors purchased 200,000 shares of non-dividend paying Series C Convertible Preferred Stock (the "Series C Preferred") for $10,000,000. The terms of the transaction allowed the investors, at their discretion, to convert the Series C Preferred into shares of the Company's common stock during a twenty-two month period beginning in September 1995, at pre-determined discounts from the average market price per share over a 30-day trading period surrounding the date of conversion. As of June 30, 1996, 171,585 shares of Series C Preferred had been converted into 1,356,041 shares of common stock. In July 1996, the remaining 28,415 shares of Series C Preferred were converted into 182,646 shares of common stock.

  In addition, during fiscal 1996, the remaining 124,527 shares of the Company's non-dividend paying Series B Preferred Stock (the "Series B Preferred") were converted into 2,000,584 shares of the Company's common stock. The Company had issued an aggregate of 150,000 shares of the Series B Preferred in fiscal 1995 for $7,500,000.

  On August 2, 1995, the Company announced that its Development and License Agreement with Pharmacia was terminated and that the Company had regained the North American marketing and selling rights for CEA-Scan(R) from Pharmacia (see "Business--Marketing and Sales").

  In March 1995, the Company entered into a license agreement with Mallinckrodt Medical for distribution of CEA-Scan(R) in Europe and in April 1996, the Company entered into a distribution agreement with Mallinckrodt Group for the distribution of CEA-Scan(R) in the United States (see "Business--Marketing and Sales").

  In February 1994, the Company entered into a master lease agreement, which was subsequently amended, pursuant to which the Company may lease equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement are determined based on current market rates of interest at the inception of each equipment schedule take-down, and are payable in monthly installments over a four-year period. The lease agreement contains an early purchase option, at an amount which is deemed to be fair value, exercisable for each equipment schedule take-down no later than ninety days before the thirty-sixth installment is due. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default. As of June 30, 1996, the Company has leased equipment aggregating $2,014,000 under the master lease agreement and recorded lease expense for fiscal 1996 of $406,000.

  The Company's liquid asset position, as measured by its cash, cash equivalents and marketable securities, was $28,691,000 at June 30, 1996, representing an increase of $5,877,000 from June 30, 1995. It is anticipated that working capital and cash, cash equivalents, and marketable securities will decrease during fiscal 1997 as a result of planned operating expenses and capital expenditures, offset in part by projected revenues from CEA-Scan(R) in the U.S. and Europe. However, there can be no assurance, as to the amount of revenues, if any, that CEA-Scan(R) will provide. At present, the Company believes that its financial resources will be sufficient to fund anticipated operating expenses and capital expenditures through calendar year 1997. The Company intends to supplement its financial resources from time to time, as market conditions permit, through additional financing and through collaborative marketing and distribution agreements. In addition, the Company continues to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of its proprietary technology. At the present time, the Company is unable to determine whether any of these activities will be successful and, in such cases, the terms and timing of any definitive agreements or financing. There can be no assurance that the Company will be able to obtain additional funds in the future.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               IMMUNOMEDICS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                            JUNE 30,
                                                    --------------------------
                                                        1996          1995
                                                    ------------  ------------
ASSETS
Current Assets:
 Cash and cash equivalents......................... $ 13,646,000  $  7,162,837
 Marketable securities.............................   15,044,821    15,651,369
 Inventory.........................................      193,672           --
 Other current assets..............................      725,291       687,674
                                                    ------------  ------------
  Total current assets.............................   29,609,784    23,501,880
Property and equipment, net of accumulated
 depreciation of $5,372,000 and $4,427,000 at June
 30, 1996 and 1995, respectively...................    6,110,191     4,722,604
                                                    ------------  ------------
                                                    $ 35,719,975  $ 28,224,484
                                                    ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable..................................    1,631,071     1,932,908
 Other current liabilities.........................    2,935,698     2,662,401
                                                    ------------  ------------
  Total current liabilities........................    4,566,769     4,595,309
                                                    ------------  ------------
Commitments and contingencies
Stockholders' Equity:
 Preferred stock; $.01 par value, authorized
  10,000,000 shares;
  Series B convertible, authorized 200,000 shares;
   issued and outstanding 124,527 shares at June
   30, 1995........................................          --          1,245
  Series C convertible, authorized 200,000 shares;
   issued and outstanding 28,415 shares at June 30,
   1996............................................          284           --
  Series D convertible, authorized 200,000 shares;
   issued and outstanding 200,000 shares at June
   30, 1996........................................        2,000           --
 Common stock; $.01 par value,
  authorized 50,000,000 shares; issued and
  outstanding
  34,305,485 and 30,624,585 shares at June 30, 1996
  and 1995, respectively...........................      343,055       306,246
 Capital contributed in excess of par..............   92,894,349    72,098,771
 Accumulated deficit...............................  (62,080,861)  (48,781,384)
 Accumulated net unrealized (loss)/gain on securi-
  ties.............................................       (5,621)        4,297
                                                    ------------  ------------
                                                      31,153,206    23,629,175
                                                    ------------  ------------
                                                    $ 35,719,975  $ 28,224,484
                                                    ============  ============


          See accompanying notes to consolidated financial statements.

                               IMMUNOMEDICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               YEARS ENDED JUNE 30,
                                      ----------------------------------------
                                          1996          1995          1994
                                      ------------  ------------  ------------
REVENUES:
 Product sales and royalties......... $    185,887  $    201,006  $    394,039
 Research and development............      150,000     1,878,500     2,412,500
 Interest............................    1,364,205     1,109,721     1,430,276
                                      ------------  ------------  ------------
                                         1,700,092     3,189,227     4,236,815
COSTS AND EXPENSES:
 Cost of goods sold..................       28,124        41,829       202,930
 Research and development............   12,503,837    12,491,847    14,698,025
 General and administrative..........    2,467,608     2,059,279     4,391,831
                                      ------------  ------------  ------------
                                        14,999,569    14,592,955    19,292,786
                                      ------------  ------------  ------------
NET LOSS............................. ($13,299,477) ($11,403,728) ($15,055,971)
                                      ============  ============  ============
NET LOSS PER SHARE...................       ($0.40)       ($0.38)       ($0.50)
                                      ============  ============  ============
Weighted average number of shares
 outstanding.........................   32,903,764    30,097,584    30,051,434
                                      ============  ============  ============





          See accompanying notes to consolidated financial statements.

                               IMMUNOMEDICS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                            CONVERTIBLE                             CAPITAL                   ACCUMULATED
                          PREFERRED STOCK        COMMON STOCK     CONTRIBUTED                 UNREALIZED
                         ------------------- --------------------  IN EXCESS   ACCUMULATED    (LOSS)/GAIN
                          SHARES   PAR VALUE   SHARES   PAR VALUE   OF PAR       DEFICIT     ON SECURITIES    TOTAL
                         --------  --------- ---------- --------- -----------  ------------  ------------- -----------
Balance, at June 30,
 1993...................       --   $    --  30,040,219 $300,402  $64,642,797  $(22,321,685)         --    $42,621,514
 Exercise of options to
  purchase common stock.       --        --      15,250      153       34,160            --          --         34,313
 Net unrealized loss on
  securities............       --        --          --       --           --            --    (204,435)      (204,435)
 Net loss...............       --        --          --       --           --   (15,055,971)         --    (15,055,971)
                         --------   -------  ---------- --------  -----------  ------------    --------    -----------
Balance, at June 30,
 1994...................       --        --  30,055,469  300,555   64,676,957   (37,377,656)   (204,435)    27,395,421
 Issuance of convertible
  preferred stock
  (Series B), net.......  150,000     1,500          --       --    7,371,000            --          --      7,372,500
 Issuance of common
  stock in exchange for
  convertible preferred
  stock (Series B), net.  (25,473)     (255)    544,116    5,441       (5,186)           --          --             --
 Exercise of options to
  purchase common stock.       --        --      25,000      250       56,000            --          --         56,250
 Net unrealized gain on
  securities............       --        --          --       --           --            --     208,732        208,732
 Net loss...............       --        --          --       --           --   (11,403,728)         --    (11,403,728)
                         --------   -------  ---------- --------  -----------  ------------    --------    -----------
Balance, at June 30,
 1995...................  124,527     1,245  30,624,585  306,246   72,098,771   (48,781,384)      4,297     23,629,175
 Issuance of common
  stock in exchange for
  convertible preferred
  stock (Series B), net. (124,527)   (1,246)  2,000,584   20,006      (18,761)           --          --             --
 Issuance of convertible
  preferred stock
  (Series C), net.......  200,000     2,000          --       --    9,980,500            --          --      9,982,500
 Issuance of common
  stock in exchange for
  convertible preferred
  stock (Series C), net. (171,585)   (1,716)  1,368,041   13,550      (11,844)           --          --             --
 Issuance of convertible
  preferred stock
  (Series D), net.......  200,000     2,000          --       --    9,980,500            --          --      9,982,500
 Exercise of options to
  purchase common stock.       --        --     324,275    3,243      865,183            --          --        868,426
 Net unrealized loss on
  securities............       --        --          --       --           --            --      (9,918)        (9,918)
 Net loss...............       --        --          --       --           --   (13,299,477)         --    (13,299,477)
                         --------   -------  ---------- --------  -----------  ------------    --------    -----------
Balance, at June 30,
 1996...................  228,415   $ 2,284  34,305,485 $343,055  $92,894,349  $(62,080,861)   $ (5,621)   $31,153,206
                         ========   =======  ========== ========  ===========  ============    ========    ===========

          See accompanying notes to consolidated financial statements.

                               IMMUNOMEDICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               YEARS ENDED JUNE 30,
                                      ----------------------------------------
                                          1996          1995          1994
                                      ------------  ------------  ------------
CASH FLOWS USED IN OPERATING
 ACTIVITIES:
 Net loss............................ $(13,299,477) $(11,403,728) $(15,055,971)
 Adjustments to reconcile net loss to
  net cash used in operating
  activities:
  Depreciation and amortization......      944,282       937,107     1,042,307
  Amortization of bond premium.......       61,632       113,318       311,245
  Changes in operating assets and li-
   abilities:
   Inventory.........................     (193,672)           --            --
   Other current assets..............      (37,617)      399,778       444,619
   Accounts payable..................     (301,837)     (258,407)      716,747
   Other current liabilities.........      273,297       416,102       206,591
                                      ------------  ------------  ------------
   Net cash used in operating activi-
    ties.............................  (12,553,392)   (9,795,830)  (12,334,462)
                                      ------------  ------------  ------------
CASH FLOWS (USED IN)/PROVIDED BY
 INVESTING ACTIVITIES:
 Purchase of marketable securities...  (32,047,487)  (11,639,212)  (20,493,754)
 Proceeds from maturities of market-
  able securities....................   32,582,485    14,691,866    27,097,771
 Proceeds from sale of marketable se-
  curities...........................           --       250,000     5,274,821
 Additions to property and equipment.   (2,331,869)     (143,982)   (3,738,277)
                                      ------------  ------------  ------------
   Net cash (used in)/provided by in-
    vesting activities...............   (1,796,871)    3,158,672     8,140,561
                                      ------------  ------------  ------------
CASH FLOWS PROVIDED BY FINANCING
 ACTIVITIES:
 Issuance of convertible preferred
  stock, net.........................   19,965,000     7,372,500            --
 Exercise of stock options...........      868,426        56,250        34,313
 Principal payments of long-term
  debt...............................           --            --       (29,486)
                                      ------------  ------------  ------------
   Net cash provided by financing ac-
    tivities.........................   20,833,426     7,428,750         4,827
                                      ------------  ------------  ------------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.........................    6,483,163       791,592    (4,189,074)
CASH AND CASH EQUIVALENTS, AT
 BEGINNING OF YEAR...................    7,162,837     6,371,245    10,560,319
                                      ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, AT END OF
 YEAR................................ $ 13,646,000  $  7,162,837  $  6,371,245
                                      ============  ============  ============

          See accompanying notes to consolidated financial statements.

                              IMMUNOMEDICS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS OVERVIEW

  Immunomedics, Inc. (the "Company") is engaged in researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based diagnostics and therapeutics for cancer and infectious diseases.

  The Company's operations encompass all the risks inherent in developing and expanding a new business enterprise, including: (1) a limited operating history and uncertainty regarding the timing and amount of future revenues to be derived from the Company's technology; (2) obtaining future capital as needed; (3) attracting and retaining key personnel; and (4) a business environment with heightened competition, rapid technological change and strict government regulation.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS AND MARKETABLE SECURITIES

  The Company considers all highly liquid investments with maturities of three months or less, at the time of purchase, to be cash equivalents.

  The Company's investments in marketable securities are available for sale to fund growth in operations as the Company begins commercialization of its products. The Company, subject to changes in market conditions, does not intend to hold all marketable securities to their maturity dates and, accordingly, the portfolio has been classified as a current asset. The portfolio primarily consists of U.S. government securities, corporate bonds, and equity securities.

CONCENTRATION OF CREDIT RISK

  The Company invests its cash in U.S. government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates.

INVENTORY

  Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. Inventory at June 30, 1996 consists of the cost of vials of CEA-Scan(R) which were produced following the Company's receipt on April 9, 1996 of an approvability letter from the U.S. Food and Drug Administration. Final marketing clearance for this product was received on June 28, 1996.

PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives (5-10 years) of the respective assets.

REVENUE RECOGNITION

  Payments received under contracts to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Payments received in advance which are related to future performance are deferred and recognized as revenue when the research projects are performed.

                              IMMUNOMEDICS, INC.

  Non-refundable payments received under licensing arrangements are recognized as revenue in the period in which they are received.

  Revenue from the sale of in vitro diagnostic products is recognized at the time of shipment.

RESEARCH AND DEVELOPMENT COSTS

  Research and development costs are expensed as incurred.

INCOME TAXES

  The Company utilizes Statement of Financial Accounting Standards Number 109 ("SFAS No. 109") to account for income taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities relating to the expected future tax consequences of events that have been recognized in the Company's financial statements and tax returns. The Company has not recorded any tax benefits associated with its net deferred tax assets.

NET LOSS PER SHARE

  Net loss per share is based upon the weighted average number of common shares outstanding. Common share equivalents, consisting of outstanding stock options and convertible preferred stock, are not included in the computations since the effect would be antidilutive.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

RECLASSIFICATION

  Certain 1995 and 1994 balances have been reclassified to conform to the 1996 presentation.

3.MARKETABLE SECURITIES

  The Company utilizes Statement of Financial Accounting Standards Number 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities," to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity. The Company considers all of its current investments to be available-for-sale. Consequently, pursuant to SFAS No. 115, a $6,000 unrealized holding loss and a $4,000 unrealized holding gain are recorded in a separate component of stockholders' equity as of June 30, 1996 and 1995, respectively. Marketable securities at June 30, 1996 and 1995 consist of the following:

                              IMMUNOMEDICS, INC.

                                                          FAIR     UNREALIZED
                                              COST       MARKET      HOLDING
JUNE 30, 1996                                 BASIS       VALUE    GAIN/(LOSS)
- -------------                              ----------- ----------- -----------
Securities with contractual maturities
 from date of
 acquisition of one year or less:
U.S. Debt Securities...................... $ 2,934,000 $ 2,984,000  $ 50,000
Corporate Debt Securities.................   7,399,000   7,397,000    (2,000)
Equity Securities.........................     541,000     470,000   (71,000)
                                           ----------- -----------  --------
                                           $10,874,000 $10,851,000  $(23,000)
                                           =========== ===========  ========
Securities with contractual maturities
 from date of
 acquisition greater than one year:
U.S. Debt Securities...................... $ 4,177,000 $ 4,194,000  $ 17,000
                                           =========== ===========  ========
Total Marketable Securities............... $15,051,000 $15,045,000  $ (6,000)
                                           =========== ===========  ========
                                                          FAIR     UNREALIZED
                                              COST       MARKET      HOLDING
JUNE 30, 1995                                 BASIS       VALUE    GAIN/(LOSS)
- -------------                              ----------- ----------- -----------
Securities with contractual maturities
 from date of
 acquisition of one year or less:
U.S. Debt Securities...................... $ 5,631,000 $ 5,676,000  $ 45,000
Equity Securities.........................     541,000     479,000   (62,000)
                                           ----------- -----------  --------
                                           $ 6,172,000 $ 6,155,000  $(17,000)
                                           =========== ===========  ========
Securities with contractual maturities
 from date of
 acquisition greater than one year:
U.S. Debt Securities...................... $ 6,722,000 $ 6,721,000  $ (1,000)
Corporate Debt Securities.................   2,753,000   2,775,000    22,000
                                           ----------- -----------  --------
                                           $ 9,475,000 $ 9,496,000  $ 21,000
                                           =========== ===========  ========
Total Marketable Securities............... $15,647,000 $15,651,000  $  4,000
                                           =========== ===========  ========

4.OTHER CURRENT ASSETS

  Included in other current assets is accrued interest income earned on marketable securities and cash equivalents of approximately $181,000 and $231,000 at June 30, 1996 and 1995, respectively. Also included in other current assets are prepaid expenses of $314,000 and $88,000 at June 30, 1996 and 1995, respectively.

5.PROPERTY AND EQUIPMENT

  Property and equipment consists of the following at June 30:

                                                          1996         1995
                                                       -----------  -----------
      Machinery and equipment......................... $ 3,069,000  $ 2,936,000
      Leasehold improvements..........................   7,343,000    5,199,000
      Furniture and fixtures..........................     548,000      530,000
      Computer equipment..............................     522,000      485,000
                                                       -----------  -----------
                                                        11,482,000    9,150,000
      Accumulated depreciation and amortization.......  (5,372,000)  (4,427,000)
                                                       -----------  -----------
                                                       $ 6,110,000  $ 4,723,000
                                                       ===========  ===========

                              IMMUNOMEDICS, INC.

6.OTHER CURRENT LIABILITIES

  Included in other current liabilities are amounts payable to medical institutions participating in the Company's clinical trial programs of approximately $546,000 and $468,000 at June 30, 1996 and 1995, respectively. Also included are amounts payable to various legal counsel of approximately $177,000 and $284,000, and accrued health insurance liabilities of approximately $246,000 and $252,000 at June 30, 1996 and 1995, respectively. Further, included at June 30, 1996 and 1995 is $1,042,000 and $912,000,
respectively, received from a former corporate partner for the funding of ongoing clinical trials (see Note 10).

7.STOCKHOLDERS' EQUITY

  The Certificate of Incorporation of the Company authorizes the issuance of 10,000,000 shares of preferred stock at $.01 par value per share. The preferred stock may be issued from time to time in one or more series, with such distinctive serial designations, rights and preferences as shall be determined by the Board of Directors.

  On January 18, 1995, the Company completed an equity financing pursuant to Regulation S under the Securities Act of 1933 ("Regulation S"), pursuant to which several foreign investors purchased 150,000 shares of non-dividend paying Series B Convertible Preferred Stock (the "Series B Preferred") for $7,500,000. The terms of the transaction allowed the investors, at their discretion, to convert the Series B Preferred into shares of the Company's common stock during a twenty-two month period beginning in March 1995, at pre-determined discounts from the average market price per share over a 40-day trading period surrounding the date of conversion. As of June 30, 1996, all 150,000 shares of Series B Preferred had been converted into 2,544,700 shares of the Company's common stock.

  On September 29, 1995, the Company completed an equity financing pursuant to Regulation S, pursuant to which several foreign investors purchased 200,000 shares of non-dividend paying Series C Convertible Preferred Stock (the "Series C Preferred") for $10,000,000. The terms of the transaction allowed the investors, at their discretion, to convert the Series C Preferred into shares of the Company's common stock during a twenty-two month period beginning in September 1995, at pre-determined discounts from the average market price per share over a 30-day trading period surrounding the date of conversion. As of June 30, 1996, 171,585 shares of Series C Preferred had been converted into 1,356,041 shares of the Company's common stock. In July 1996, the remaining 28,415 shares of Series C Preferred were converted into 182,646 shares of common stock.

  On June 27, 1996, the Company completed an equity financing pursuant to Regulation S, pursuant to which several foreign investors purchased 200,000 shares of 5% Series D Convertible Preferred Stock (the "Series D Preferred") for $10,000,000. The terms of the transaction allow the investors, at their discretion, to convert the Series D Preferred into shares of the Company's common stock during a twenty-four month period beginning in June 1996, at a price equal to 89% of the average market price per share over a 20-day trading period surrounding the date of conversion. As of August 1, 1996, no shares of Series D Preferred had been converted into shares of the Company's common stock.

  Under the terms of the Company's 1983 Stock Option, as amended (the "1983 Plan"), stock options were granted to employees and members of the Board of Directors, as determined by the Compensation Committee of the Board of Directors, at fair market value, become exercisable at 25% per year on each of the first through fourth anniversaries of the date of grant, and terminate if not exercised within ten years. In June 1993, the 1983 Plan expired, although options granted under the 1983 plan which have not terminated may continue to be exercised. On November 5, 1992, the Company's Annual Meeting of Stockholders, adoption of the Company's 1992 Stock Option Plan (the "1992 Plan") was ratified. The basic terms of the 1992 Plan are substantially similar to those under the Company's 1983 Plan. Under the 1992 Plan, 3,000,000 shares were originally reserved

                              IMMUNOMEDICS, INC.

for possible future issuance upon exercise of stock options, of which 1,101,525 were still available at June 30, 1996 for future grant. At June 30, 1996, 3,252,725 shares of common stock were reserved for possible future issuance upon exercise of stock options outstanding and future stock option grants.

  Pursuant to the terms of the 1992 Plan, each outside Director of the Company is granted, on the date he or she joins the Board of Directors, an option to purchase 10,000 shares of the Company's common stock at fair market value. In addition, each outside Director of the Company who had been a Director prior to July 1 is granted, on the first business day of July of each year, an option to purchase 10,000 shares of the Company's common stock (subject to proration for Directors who have served less than a full year) at fair market value. On July 1, 1996, 60,000 stock options were granted to these Directors, and on June 26, 1996, the Company granted 10,000 stock options to a Director who joined the board on such date.

  On April 11, 1995, the Compensation Committee of the Board of Directors granted the Company's employees the opportunity to terminate their existing options and receive new options at fair market value of the Company's common stock on April 11, 1995, with a corresponding recommencement of vesting. Accordingly, options to purchase 790,000 shares were terminated and an equal number of new options were issued, which is reflected in the table below.

  Information concerning options for the years ended June 30, 1996, 1995 and 1994 is summarized as follows:

                                                           FISCAL 1996
                                                  ------------------------------
                                                    SHARES    OPTION PRICE RANGE
                                                  ----------  ------------------
      Outstanding, July 1, 1995..................  1,800,000    $2.25 - 10.75
      Granted....................................    890,500     2.31 -  9.50
      Exercised..................................   (324,275)    2.25 -  6.75
      Terminated.................................    (85,750)    2.63 -  6.63
                                                  ----------    -------------
      Outstanding, June 30, 1996.................  2,280,475    $2.25 - 10.75
                                                  ==========    =============
      Exercisable, June 30, 1996.................    569,475
                                                  ==========
                                                           FISCAL 1995
                                                  ------------------------------
                                                    SHARES    OPTION PRICE RANGE
                                                  ----------  ------------------
      Outstanding, July 1, 1994..................  1,655,750    $2.25 - 10.75
      Granted....................................  1,214,000     2.63 -  3.38
      Exercised..................................    (25,000)            2.25
      Terminated................................. (1,044,750)    2.25 -  9.13
                                                  ----------    -------------
      Outstanding, June 30, 1995                   1,800,000    $2.25 - 10.75
                                                  ==========    =============
      Exercisable, June 30, 1995.................    558,750
                                                  ==========
                                                           FISCAL 1994
                                                  ------------------------------
                                                    SHARES    OPTION PRICE RANGE
                                                  ----------  ------------------
      Outstanding, July 1, 1993..................  1,675,500    $2.25 - 10.75
      Granted....................................    461,000     3.63 -  7.12
      Exercised..................................    (15,250)            2.25
      Terminated.................................   (465,500)    2.25 - 10.75
                                                  ----------    -------------
      Outstanding, June 30, 1994.................  1,655,750    $2.25 - 10.75
                                                  ==========    =============
      Exercisable, June 30, 1994.................    771,000
                                                  ==========

                              IMMUNOMEDICS, INC.

8.INCOME TAXES

  The Company utilizes SFAS No. 109 to account for income taxes. Pursuant to the accounting standard, the tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets as of June 30, 1996 and 1995 are presented below:

                                                         1996          1995
                                                     ------------  ------------
Deferred tax assets:
  Net operating loss carryforwards.................. $ 24,362,000  $ 18,882,000
  Research and development credits..................    3,253,000     2,640,000
  Property and equipment............................      293,000       226,000
  Other.............................................      422,000        62,000
                                                     ------------  ------------
  Total.............................................   28,330,000    21,810,000
Valuation allowance.................................  (28,330,000)  (21,810,000)
                                                     ------------  ------------
Net deferred taxes.................................. $        --   $        --
                                                     ============  ============

  The valuation allowances for fiscal year 1996, 1995 and 1994 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. The valuation allowances as of June 30, 1996, 1995 and 1994 include $6,520,000, $4,851,000 and $6,500,000 relating to fiscal years 1996, 1995 and 1994 operations, respectively.

  At June 30, 1996, the Company has available net operating loss carryforwards for Federal income tax reporting purposes of approximately $61,147,000, which expire beginning in fiscal year 1998. The Company made no payments of Federal or state income taxes during fiscal years 1996, 1995 and 1994.

9.RELATED-PARTY TRANSACTIONS

  The Center for Molecular Medicine and Immunology ("CMMI") is a not-for-profit corporation, established in 1983 by Dr. David M. Goldenberg, Chairman of the Board, Chief Executive Officer, Treasurer, and the major shareholder of the Company. CMMI is devoted primarily to cancer research.

  Dr. Goldenberg currently serves as the President of CMMI pursuant to an employment agreement and devotes substantially more of his working time to CMMI than to the Company. Allocations between CMMI and the Company regarding research projects are overseen by the Board of Trustees of CMMI and the Board of Directors of the Company, excluding Dr. Goldenberg, to minimize potential conflicts of interest. Certain employees of CMMI serve as consultants to the Company, and certain Executive Officers of the Company are adjunct members of CMMI.

  CMMI is currently conducting basic research and patient evaluations in a number of areas of potential interest to the Company. Effective in July 1995, the Company amended its license agreement with CMMI to assist CMMI in complying with Internal Revenue Service criteria for its then recently completed tax-exempt financing. Under the original terms of the license agreement, the Company had the right to an exclusive, worldwide license to manufacture and market potential products developed by CMMI (other than those funded by third parties) for specified royalty payments and on other specified terms. Under the amended license agreement, the Company maintains the right of first negotiation to obtain exclusive, worldwide licenses from CMMI to manufacture and market potential products and technology covered by the license agreement under terms representing fair market price, to be determined at the time the license is obtained.

                              IMMUNOMEDICS, INC.

  The amended license agreement terminates on December 31, 1999, with the Company having the right to seek good-faith negotiation to extend the agreement for an additional five-year period. The Company retains such amended licensing rights to inventions made during the term of the agreement for a period of five years from the time of disclosure. Prior to amendment, the license agreement terminated on December 11, 2010, with the Company having the right to extend the agreement for two additional five-year periods with specified minimum annual royalties to be paid during these two periods. The Company is in the process of evaluating what additional amendments to the license agreement may be necessary to satisfy Federal laws and rules, including National Institutes of Health Guidelines.

  The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amount of approximately $64,000, $57,000 and $548,000 during the years ended June 30, 1996, 1995 and 1994, respectively. The Company also provides CMMI with laboratory materials and supplies in connection with research conducted in areas of potential interest to the Company at no cost to CMMI.

  During the years ending June 30, 1996, 1995 and 1994, the Board of Directors of the Company authorized grants to CMMI of $200,000, $300,000 and $200,000, respectively, to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI.

10.LICENSE AND DISTRIBUTION AGREEMENTS

  On August 2, 1995, the Company announced that its Development and License Agreement with Pharmacia, Inc. (which subsequently became Pharmacia & Upjohn Inc.--"Pharmacia") was terminated and that the Company regained the North American marketing and selling rights for CEA-Scan(R). The Company and Pharmacia were subsequently unable to agree on the amount of a final payment by Pharmacia to the Company to satisfy Pharmacia's remaining obligations. In June 1996, the Company filed a claim against Pharmacia before the American Arbitration Association, claiming damages for breach of contract and fiduciary duty in the amount of $60 million plus punitive damages. Payments previously received from Pharmacia to fund ongoing clinical trials for CEA-Scan(R) are being recorded as income as the trials are conducted (see Note 6).

  In March 1995, the Company entered into a License Agreement with Mallinckrodt Medical B.V., ("Mallinckrodt Medical"), pursuant to which, Mallinckrodt Medical will market, sell and distribute CEA-Scan(R) throughout Western Europe and in specified Eastern European countries, subject to receipt of regulatory approval in the specified countries. The Company will manufacture CEA-Scan(R), for which Mallinckrodt Medical will pay the Company a pre-determined royalty per vial or a pre-determined percentage of the net selling price.

  In April 1996, the Company signed a U.S. Marketing and Distribution Agreement for CEA-Scan(R) with Mallinckrodt Group Inc. ("Mallinckrodt Group"). Under the terms of the agreement, Mallinckrodt Group will market, sell and distribute CEA-Scan(R) in the U.S. on a consignment basis, and will commit financial resources to this effort. The Company will retain manufacturing and co-promotional rights, will pay Mallinckrodt Group a pre-determined amount or percentage of the net selling price, and will potentially commit additional financial resources to these activities.

  In June 1994, the Company assigned to an independent third party all of the Company's manufacturing and marketing rights associated with its in vitro diagnostic products, excluding those rights relating to the Company's HAMA in vitro diagnostic product. In exchange for assigning these rights, the Company will receive royalty payments through June 2003 on annual sales derived from such products. In fiscal years 1996 and 1995, the Company recorded royalty income of $131,000 and $120,000, respectively.

                              IMMUNOMEDICS, INC.

11.COMMITMENTS AND CONTINGENCIES

  On November 1, 1993, the Company and Dr. Goldenberg entered into a five-year employment agreement (the "Agreement") with an additional one-year assured renewal and thereafter automatically renewable for additional one-year periods unless terminated by either party as provided in the Agreement. Dr. Goldenberg will receive an annual base salary of not less than $220,000, subject to increases as determined by the Board of Directors. Effective July 1, 1996, the Board of Directors increased Dr. Goldenberg's annual base salary to $250,000.

  Pursuant to the Agreement, Dr. Goldenberg may engage in other business, general investment and scientific activities, provided such activities do not materially interfere with the performance of any of his obligations under the Agreement, allowing for those activities he presently performs for CMMI. The Agreement extends the ownership rights of the Company to, with an obligation to diligently pursue all ideas, discoveries, developments and products in the entire medical field, which, at any time during his past or continuing employment by the Company (but not when performing services for CMMI), Dr. Goldenberg has made or conceived or hereafter makes or conceives, or the making or conception of which he has materially contributed to or hereafter contributes to, all as defined in the Agreement (collectively "Goldenberg Discoveries").

  Further, pursuant to the Agreement, Dr. Goldenberg will receive, subject to certain restrictions, incentive compensation of 0.5% on the first $75,000,000 of all defined annual net revenue of the Company and 0.25% on all such annual net revenue in excess thereof (collectively "Revenue Incentive Compensation"). With respect to the period that Dr. Goldenberg is entitled to receive Revenue Incentive Compensation on any given products, it will be in lieu of any other percentage compensation based on sales or revenue due him with respect to such products under this Agreement or the existing License Agreement between the Company and Dr. Goldenberg. With respect to any periods that Dr. Goldenberg is not receiving such Revenue Incentive Compensation for any products covered by patented Goldenberg Discoveries or by certain defined prior inventions of Dr. Goldenberg, he will receive 0.5% on cumulative annual net sales of, royalties, certain equivalents thereof, and, to the extent approved by the Board, other consideration received by the Company for such products, up to a cumulative annual aggregate of $75,000,000 and 0.25% on any cumulative annual aggregate in excess of $75,000,000 (collectively "Incentive Payments"). A $100,000 annual minimum payment will be paid in the aggregate against all Revenue Incentive Compensation and Incentive Payments. Dr. Goldenberg will also receive a percent, not less than 20%, to be determined by the Board of Directors of the Company, of net consideration (including license fees) which the Company receives for any disposition, by sale, license or otherwise (discussions directed to which commence during the term of his employment plus two years) of any defined Undeveloped Assets of the Company which are not budgeted as part of the Company's strategic plan.

  On February 1, 1994, the Company entered into a master lease agreement, which was subsequently amended, pursuant to which the Company may lease equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement are determined based on current market rates of interest at the inception of each equipment schedule take-down, and payable in monthly installments over a four-year period. The lease agreement contains an early purchase option, at an amount which is deemed to be fair value, exercisable for each equipment schedule take-down no later than ninety days before the thirty-sixth installment is due. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default. As of June 30, 1996, the Company has leased equipment aggregating $2,014,000 under the master lease agreement and recorded lease expense of $406,000 and $332,000 for fiscal years 1996 and 1995, respectively.

                              IMMUNOMEDICS, INC.

  The Company is obligated under two operating leases for facilities used for research and development, manufacturing and office space. The leases currently expire in March 1997 and May 1999, with the latter containing renewal provisions as specified in the respective lease. The lease expiring in May 1999 provides for escalating lease payments and an option to purchase the facility, exercisable by the Company any time after December 1993, subject to certain terms and conditions as specified in the lease. Lease expense was approximately $453,000, $495,000 and $484,000 in fiscal years 1996, 1995 and
1994, respectively. Minimum lease commitments for facilities and equipment are as follows:


            1997................................ $975,000
            1998................................ $988,000
            1999................................ $699,000
            Thereafter..........................        0

  The Company is involved in various claims and litigation arising in the normal course of business. Management believes that the outcome of such claims and litigation will not have a material adverse effect on the Company's financial position and results of operations.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Immunomedics, Inc.:

  We have audited the accompanying consolidated balance sheets of Immunomedics, Inc. and subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immunomedics, Inc. and subsidiary as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.

Short Hills, New Jersey
August 1, 1996                                            KPMG Peat Marwick LLP

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required for this item is incorporated herein by reference to the 1996 Definitive Proxy Statement. See also "Executive Officers of the Registrant" in Part I, following Item 4.

ITEM 11--EXECUTIVE COMPENSATION

  The information required for this item is incorporated herein by reference to the 1996 Definitive Proxy Statement.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required for this item is incorporated herein by reference to the 1996 Definitive Proxy Statement.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required for this item is incorporated herein by reference to the 1996 Definitive Proxy Statement.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)DOCUMENTS FILED AS PART OF THIS REPORT:

1.Consolidated Financial Statements:

  Consolidated Balance Sheets--June 30, 1996 and 1995
  Consolidated Statements of Operations for the years ended June 30, 1996, 1995 and 1994
  Consolidated Statements of Stockholders' Equity for the years ended June 30, 1996, 1995, and 1994
  Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995, and 1994
  Notes to Consolidated Financial Statements
  Independent Auditors' Report--KPMG Peat Marwick LLP

2.Financial Statements Schedules:

  All schedules have been omitted because of the absence of conditions under which they would be required or because the required information is included in the consolidated financial statements or the notes thereto.

3.Articles of incorporation and by-laws

  3.1(a) Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on July 6, 1982 [e]

  3.1(b) Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on April 4, 1983 [e]

  3.1(c) Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 14, 1984 [e]

  3.1(d) Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 19, 1986 [e]

  3.1(e) Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 17, 1986 [e]

  3.1(f) Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 21, 1990 [f]

  3.1(g) Certificate of Designation of Rights and Preferences of the Company's Series A Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on March 1, 1991 [g]

  3.1(h) Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 7, 1992 [k]

  3.1(i) Certificate of Designation of Rights and Preferences of the Company's Series B Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on December 21, 1994 (m)

  3.1(j) Certificate of Designation of Rights and Preferences of the Company's Series C Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on September 25,
         1995 (q)

  3.1(k) Certificate of Designation of Rights and Preferences of the Company's Series D Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on June 26, 1996.

  3.2  Amended and Restated By-Laws of the Company [k]

4.Instruments defining the rights of security holders, including indentures

  4.1  Specimen Certificate for Common Stock [e]

10.Material contracts

  10.1(a) 1983 Stock Option Plan, as amended [h]

  10.1(b) Form of Stock Option Agreement [e]

  10.2 Exclusive License Agreement with David M. Goldenberg, dated as of July 14, 1982 [a]

  10.3 Agreement among The University of Medicine and Dentistry of New Jersey, the Center of Molecular Medicine and Immunology, Inc. and Immunomedics, Inc., dated September 16, 1983, including Lease Agreement [a]

  10.4 Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc. dated, May 1983 [a]

  10.5 Memorandum of Understanding with David M. Goldenberg, dated September 10, 1984 [b]

  10.6 Immunomedics, Inc. 401(k) Retirement Plan [c]

  10.7 Executive Supplemental Benefits Agreement with David M. Goldenberg, dated as of July 18, 1986 [c]

  10.8 License Agreement between Hoffmann-La Roche, Inc. and David M. Goldenberg, dated as of April 29, 1986 [c]

  10.9 License Agreement with F. James Primus dated July 7, 1983 [d]

  10.10 Employment Letter with Carl Pinsky dated April 29, 1989 [e]

  10.11 Amended and Restated License Agreement among the Company, CMMI and David M. Goldenberg, dated December 11, 1990 [h]

  10.12 Development and License Agreement with Adria Laboratories Division of Erbamont Inc. (Confidential treatment has been requested for certain portions of the Agreement) [h]

  10.13 Lease Agreement with Baker Properties Limited partnership, dated January 16, 1992 [i]

  10.14 Amendment to Lease between the University of Medicine and Dentistry of New Jersey and Immunomedics, Inc., dated August 13, 1992 [j]

  10.15 Immunomedics, Inc. 1992 Stock Option Plan [k]

  10.16 Amended and Restated Employment Agreement, dated November 1, 1993, between the Company and Dr. David M. Goldenberg [l]

  10.17 Convertible Stock Purchase Agreement, dated January 6, 1995, between the Company and purchasers named therein [n]

  10.18 License Agreement, dated March 10, 1995, between the Company and Mallinckrodt Medical, B.V. (Confidential treatment has been requested for certain portions of the Agreement) [o]

  10.19 Amendment, dated March 11, 1995, to the Amended and Restated License Agreement among the Company, CMMI, and David M. Goldenberg, dated December 11, 1990. [p]

  10.20 Convertible Stock Purchase Agreement, dated September 29, 1995, between the Company and the purchasers named therein [q]

  10.21 Distribution and Marketing Agreement, dated April 4, 1996, between the Company and Mallinckrodt Medical, Inc. (Confidential treatment has been requested for certain portions of the Agreement) [r]

  10.22 Manufacturing Agreement, dated June 14, 1996, between the Company and Pharmacia & Upjohn Oncology Division (Confidential treatment has been requested for certain portions of the Agreement)

  10.23 Convertible Stock Purchase Agreement, dated June 27, 1996, between the Company and the purchasers named therein

11. Statement re computation of per share earnings--Not required since such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.

12. Statements re computation of ratios--Not applicable.

21. Subsidiaries of the registrant--Immunomedics, B.V.

23. Consent of Experts and Counsel

    23.1 Consent of Independent Auditors--KPMG Peat Marwick LLP

27. Financial Data Schedule

                               ----------------

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

  [h] Incorporated by reference from the Exhibits to the Registrant's Registration Statement on Form S-2 effective July 24, 1991 (Commission File No. 33-41053).

  [i] Incorporated by reference from the Exhibits to the Registrant's Registration Statement on Form S-2 effective January 30, 1992 (Commission File No. 33-44750).

  [j] Incorporated by reference from the Exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.

  [k] Incorporated by reference from the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

  [l] Incorporated by reference from the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993.

  [m] Incorporated by reference from the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1994.

  [n] Incorporated by reference from the Exhibits to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 1994.

  [o] Incorporated by reference from the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.

  [p] Incorporated by reference from the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

  [q] Incorporated by reference from the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.

  [r] Incorporated by reference from the Exhibits to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 1996.

(b)REPORTS ON FORM 8-K:

  The Company filed a Current Report on Form 8-K dated June 28, 1996, with respect to Item 5--Other Events.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              IMMUNOMEDICS, INC.

Date: September 26, 1996               By:      /s/ DAVID M. GOLDENBERG
                                           ----------------------------------
                                           David M. Goldenberg,
                                           Chairman, Chief Executive Officer
                                           and Treasurer
                                           (Principal Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: September 26, 1996               By:      /s/ DAVID M. GOLDENBERG
                                           ----------------------------------
                                           David M. Goldenberg, Chairman
                                           Chief Executive Officer, and
                                           Treasurer
                                           (Principal Executive Officer and
                                           Principal Accounting Officer)

Date: September 26, 1996               By:        /s/ ALBERT D. ANGEL
                                           ----------------------------------
                                           Albert D. Angel, Director

Date: September 26, 1996               By:           /s/ A.E. COHEN
                                           ----------------------------------
                                           A.E. Cohen, Director

Date: September 26, 1996               By:         /s/ ROLF H. HENEL
                                           ----------------------------------
                                           Rolf H. Henel, Director

Date: September 26, 1996               By:        /s/ MARVIN E. JAFFE
                                           ----------------------------------
                                           Marvin E. Jaffe, Director

Date: September 26, 1996               By:      /s/ RICHARD R. PIVIROTTO
                                           ----------------------------------
                                           Richard R. Pivirotto, Director

Date: September 26, 1996               By:      /s/ WARREN W. ROSENTHAL
                                           ----------------------------------
                                           Warren W. Rosenthal, Director

Date: September 26, 1996               By:      /s/ RICHARD C. WILLIAMS
                                           ----------------------------------
                                           Richard C. Williams, Director