Form 10-Q
period 1996-09-30
IMMUNOMEDICS INC
filed 1996-11-13
CIK 722830

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended September 30, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to _________

     Commission File Number: 0-12104

                               IMMUNOMEDICS, INC.
             (Exact name of registrant as specified in its charter)

     Delaware                                             61-1009366
-------------------------------                 --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

  300 American Road, Morris Plains, New Jersey                     07950
--------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip code)

                                 (201) 605-8200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of November 11, 1996, there were 35,126,297 shares of the registrant's common stock outstanding.

                               IMMUNOMEDICS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements (Unaudited):

               Condensed Consolidated Balance Sheets -                         3
               September 30, 1996 and June 30, 1996

               Condensed Consolidated Statements of Operations -               4
               three months ended September 30, 1996 and 1995

               Condensed Consolidated Statements of Cash Flows -               5
               three months ended September 30, 1996 and 1995

               Notes to Condensed Consolidated Financial Statements -          6
               September 30, 1996

Item 2.        Management's Discussion and Analysis of                         9
               Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders            12

Item 6.        Exhibits and Reports on Form 8-K                               13


SIGNATURES                                                                    14

                               IMMUNOMEDICS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                September 30,        June 30,
                                                    1996               1996
                                               -------------       ------------
ASSETS
Current Assets:
     Cash and Cash Equivalents                 $  11,677,033         13,646,000
     Marketable Securities                        13,588,755         15,044,821
     Inventory                                       542,742            193,672
     Other Current Assets                            990,751            725,291
                                               -------------       ------------
          Total Current Assets                    26,799,281         29,609,784

 Property and Equipment, net of accumulated
     depreciation of $4,038,000 and $5,372,000
     at September 30, 1996  and June 30, 1996,
     respectively                                  5,883,607          6,110,191
                                               -------------       ------------
                                               $  32,682,888         35,719,975
                                               -------------       ------------
                                               -------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

     Accounts Payable                              1,682,702          1,631,071
     Other Current Liabilities                     2,907,144          2,935,698
                                               -------------       ------------
          Total Current Liabilities                4,589,846          4,566,769
                                               -------------       ------------
Commitments and Contingencies
Stockholders' Equity:

      Preferred stock; $.01 par value,
        authorized 10,000,000 shares;
        Series C convertible, authorized
        200,000 shares; issued  and outstanding
        28,415 shares at June 30,1996                      -                284
      Series D convertible, authorized 200,000
        shares; issued and outstanding 155,330
        and 200,000 shares at September 30, 1996
        and June 30, 1996,  respectively               1,553              2,000
      Common stock; $.01 par value, authorized
        50,000,000 shares; issued and outstanding
        34,880,365 and 34,305,485 shares
        at September 30, 1996 and June 30,
        1996,  respectively                           348,803           343,055
     Capital contributed in excess of par          93,070,367        92,894,349
     Accumulated deficit                          (65,325,758)      (62,080,861)

     Accumulated net unrealized loss on
        securities                                    (1,923)            (5,621)
                                               -------------        ------------
         Total Stockholders' Equity               28,093,042         31,153,206
                                               -------------        ------------
                                                $ 32,682,888         35,719,975
                                               -------------        ------------
                                               -------------        ------------


See accompanying notes to unaudited condensed consolidated financial statements.


                               IMMUNOMEDICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                         Three Months Ended
                                                                June 30,
                                                     1996                1995
                                                  ----------         -----------
REVENUES:
     Product sales and royalties                     534,659             51,842
     Research and development                         52,500             67,500
     Interest                                        386,301            324,384
                                                  ----------         -----------
                                                    973,460            443,726
                                                  ----------         -----------
COSTS AND EXPENSES:
     Cost of goods sold                                4,290              7,000
     Research and development                      3,273,654          3,062,954
     General and administrative                      940,413            682,103
                                                  ----------         -----------
                                                   4,218,357          3,752,057
                                                  ----------         -----------
Net loss                                          (3,244,897)        (3,308,331)
                                                  ----------         -----------
                                                  ----------         -----------
Net loss per share                                     (0.09)             (0.11)
                                                  ----------         -----------
                                                  ----------         -----------
Weighted average number of
   shares outstanding                             34,606,737         31,434,581
                                                  ----------         -----------
                                                  ----------         -----------



See accompanying notes to unaudited condensed consolidated financial statements.

                               IMMUNOMEDICS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                         Three Months Ended
                                                            September 30,
                                                          1996          1995
                                                          ----          ----

Cash flows from operating activities:
      Net loss                                      $ (3,244,897)   $(3,308,331)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation and amortization                      330,721        250,793
      Changes in operating assets and liabilities       (591,453)      (534,336)
                                                      ----------     ----------
          Net cash used in operating activities       (3,505,629)    (3,591,874)
                                                      ----------     ----------
Cash flows from investing activities:
     Purchase of marketable securities                (8,391,848)    (4,029,956)
     Proceeds from maturities of marketable
     securities                                        9,846,256      2,484,609
     Proceeds from sales of marketable securities             --             --
     Additions to property and equipment                 (98,782)      (182,680)
                                                      ----------     -----------
          Net cash provided by/(used in)
          investing                                    1,355,626     (1,728,027)
                                                      ----------     -----------

Cash flows from financing activities:
      Issuance of convertible preferred stock, net            --      9,982,500
     Exercise of stock options                           181,036        371,937
                                                       ---------      ---------
          Net cash provided by financing activities      181,036     10,354,437
                                                       ---------      ---------
Increase (Decrease) in cash and cash equivalents      (1,968,967)     5,034,536
Cash and cash equivalents at beginning of period      13,646,000      7,162,837
                                                     -----------    -----------
Cash and cash equivalents at end of period           $11,677,033    $12,197,373
                                                     ===========    ===========



See accompanying notes to unaudited condensed consolidated financial statements.

                               IMMUNOMEDICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)       Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Immunomedics, Inc. (the "Company"), which incorporate the Company's wholly-owned subsidiary Immunomedics, B.V., have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date. Operating results for the three-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.

          For further information, refer to the annual financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1996.

(2)       Cash Equivalents and Marketable Securities

          The Company considers all highly liquid investments with maturities of three months or less, at the time of purchase, to be cash equivalents. Included in other current assets at September 30, 1996 and June 30, 1996 is accrued interest earned on cash equivalents and marketable securities of $230,000 and $181,000, respectively.

(3)       Income Taxes

          The Company has never made payments of Federal or state income taxes and does not anticipate generating book income in fiscal 1997; therefore, no income taxes have been reflected for the three-month period ended September 30, 1996.

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

                               IMMUNOMEDICS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(5)       Stockholders' Equity

          On June 27, 1996, the Company completed an equity financing pursuant to Regulation S under the Securities Act of 1933, pursuant to which several foreign investors purchased 200,000 shares of 5% Series D
          Convertible Preferred Stock (the "Series D Preferred") for $10,000,000. The terms of the transaction allow the investors, at their discretion, to convert the Series D Preferred into shares of the Company's common stock during a twenty-four month period beginning in June 1996, at a price equal to 89% of the average market price per share over a 20-day trading period surrounding the date of conversion. As of November 11, 1996, 99,500 shares of Series D Preferred had been converted into 731,000 shares of common stock.

(6)       License and Distribution Agreements

          In April 1996, the Company entered into a U.S. Marketing and Distribution Agreement for CEA-Scan'r' with Mallinckrodt Group Inc. ("Mallinckrodt Group"). Under the terms of the agreement, Mallinckrodt Group will market, sell and distribute CEA-Scan'r' in the U.S. on a consignment basis, and will commit financial resources to this effort. The Company will retain manufacturing and co-promotional rights, will pay Mallinckrodt Group a pre-determined amount or percentage of the net selling price, and will potentially commit additional financial resources to these activities.

          In March 1995, the Company entered into a License Agreement with Mallinckrodt Medical B.V. ("Mallinckrodt Medical"), pursuant to which Mallinckrodt Medical will market, sell and distribute CEA-Scan'r' throughout Western Europe and in specified Eastern European countries, subject to receipt of regulatory approval in the specified countries. In addition, the Company will manufacture CEA-Scan'r', for which Mallinckrodt Medical will pay the Company a pre-determined royalty per vial or a pre-determined percentage of the net selling price.

(7)       Commitments and Contingencies

          On February 1, 1994, the Company entered into a master lease agreement, which was subsequently amended, pursuant to which the Company may lease equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement are determined based on current market rates of interest at the inception of each equipment schedule take-down, and are payable in monthly installments over a four-year period. The lease agreement contains an early purchase option for each equipment schedule, at an amount which is deemed to be fair

                                      IMMUNOMEDICS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                         (UNAUDITED)

        value, exercisable no later than ninety days before the thirty-sixth installment is due. On November 1, 1996, the Company exercised the early purchase option on equipment leased on February 14, 1994. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default. As of October 31, 1996, the Company has leased equipment with a cost basis aggregating $2,014,000 under the master lease agreement. The Company has recorded lease expense for the three months ended September 30, 1996 of $130,000.

                                       IMMUNOMEDICS, INC.

Part I - Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Except for the historical information contained herein, the following discussion contains forward- looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as in the Company's Annual Report on Form 10-K for the year ended June 30, 1996, including Part I (Item 1) and Part II (Item 7).

Since its inception, the Company has been engaged primarily in the research and development of proprietary products relating to the detection, diagnosis and treatment of cancer, and more recently infectious diseases. On June 28, 1996, the FDA licensed CEA-Scan'r' for the detection of recurrent and/or metastatic colorectal cancer. On October 4, 1996 the Company received final clearance from the European Commission to market CEA-Scan'r' in all 15 countries comprising the European Union. In February 1992, the Company filed with the Health Protection Branch ("HPB") to market CEA-Scan'r' in Canada. This application remains under active review.

The Company has also filed with the Committee for Proprietary Medicinal Products ("CPMP"), seeking approval to market LeukoScan'r', an infectious disease imaging agent, for the detection and diagnosis of osteomyelitis in long bones and in diabetic foot ulcer patients. On October 16, 1996, the CPMP unanimously rendered a positive opinion for the approval of LeukoScan'r', which constitutes the final regulatory step before marketing authorization is granted by the European Commission. The Company plans to file by December 31, 1996, for FDA approval of LeukoScan'r' for use in patients with bone infection or with atypical appendicitis, a second indication. In addition, the Company is currently negotiating with potential partners for marketing LeukoScan'r' in Europe and the U.S., if or when the product is approved. However, there can be no assurance that a successful arrangement will be concluded, if at all, on terms acceptable to the Company.

The Company is also engaged in developing other biopharmaceutical products, which are in various states of development and clinical testing. The Company has not achieved profitable operations and does not anticipate achieving profitable operations during fiscal year 1997. The Company will continue to experience operating losses until such time, if at all, that it is able to generate sufficient revenues from sales of CEA-Scan'r' and its other proposed in vivo products. Further, the Company's working capital will continue to decrease until such time, if at all, that the Company is able to generate positive cash flow from operations or until such time, if at all, that the Company receives an additional infusion of cash from the sale of the Company's securities or from corporate alliances to finance the Company's operating expenses and capital expenditures.

Results of Operations

Revenues for the three-month period ended September 30, 1996 were $973,000 as compared to $444,000 for the same period in 1995, representing a increase of $529,000. This increase was principally due to receipt of a license fee of $500,000 from a corporate partner. No sales revenues from CEA-Scan'r' were recorded in the current period as sales of the product did not commence until October 1996.

Total  operating  expenses for the  three-month  period ended September 30, 1996 were $4,218,000 as compared to $3,752,000 for the same period in 1995, representing an increase of $466,000. Research and development costs for the three-month period ended September 30, 1996 increased by $211,000 as compared to the same period in 1995, principally resulting from expenses attributable to validation of the Company's new manufacturing facility. General and administrative costs for the three-month period ended September 30, 1996 increased by $258,000 as compared to the same period in 1995. This increase was principally due to additional CEA-Scan'r' marketing expenses prior to launch of the product and increased legal expenses in connection with the arbitration claim against Pharmacia & Upjohn, Inc., which was filed in June 1996.

Net loss for the three-month period ended September 30, 1996 was $3,245,000, or $0.09 per share, as compared to a loss of $3,308,000, or $0.11 per share, for the same period in 1995. The lower net loss in 1996 as compared to 1995 principally resulted from higher revenues, partially offset by higher operating expenses, as discussed above. In addition, the net loss per share for the three-month period ended September 30, 1996 was positively impacted by the higher weighted average number of common shares outstanding for this period, as compared to the same period in 1995. The increase in the weighted average number of common shares outstanding was principally due to the conversion of Preferred Stock into the Company's Common Stock (see Note 5 to Unaudited Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

At September 30, 1996, the Company had working capital of $22,209,000, which represents a decrease of $2,834,000 from June 30, 1996, and had no long-term debt other than certain lease obligations (see Note 7 to Unaudited Condensed Consolidated Financial Statements). The net decrease in working capital resulted principally from the funding of operating expenses and capital expenditures.

In April 1996, the Company entered into a U.S. Marketing and Distribution Agreement with Mallinckrodt Group, Inc. ("Mallinckrodt Group"). Under the terms of the agreement, Mallinckrodt Group will market, sell and distribute CEA-Scan'r' for use in colorectal cancer diagnostic imaging in the U.S. on a consignment basis. The Company will retain manufacturing rights to CEA-Scan'r'. Mallinckrodt Group will commit financial resources for marketing and distribution, and the Company will particpate in the marketing, including, potentially, committing additional financial resources (see Note 6 to Unaudited Condensed Consolidated Financial Statements).

In March 1995, the Company entered into a License Agreement with Mallinckrodt Medical B.V. ("Mallinckrodt Medical"), pursuant to which Mallinckrodt Medical will market, sell and distribute CEA- Scan'r' throughout Western Europe and in specified Eastern European countries, subject to receipt of regulatory approval in the specified countries. In addition, the Company will manufacture CEA-Scan'r', for which Mallinckrodt Medical will pay the Company a pre-determined royalty per vial or a pre-determined percentage of the net selling price (see Note 6 to Unaudited Condensed Consolidated Financial Statements).

On February 1, 1994, the Company entered into a master lease agreement, which was subsequently amended, pursuant to which the Company may lease equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement will be determined based on current market rates of interest at the inception of each equipment schedule take-down, and payable in monthly installments over a four-year period. The lease agreement contains an early purchase option for each equipment schedule, at an amount which is deemed to be fair value, exercisable no later than ninety days before the thirty-sixth installment is due. On November 1, 1996, the Company exercised the early purchase option on equipment leased on February 14, 1994. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default. As of October 31, 1996, the Company has leased equipment with a cost basis aggregating $2,014,000 under the master lease agreement (see Note 7 to Unaudited Condensed Consolidated Financial Statements).

The Company's liquid asset position, measured by its cash, cash equivalents and marketable securities, was $25,266,000 at September 30, 1996, representing a decrease of $3,425,000 from June 30, 1996. This decrease was principally attributable to the funding of operating expenses and capital expenditures as discussed above. It is anticipated that working capital and cash, cash equivalents and marketable securities will decrease during the remainder of fiscal year 1997 as a result of planned operating and capital expenditures. At present, the Company believes that its projected financial resources will be sufficient to fund anticipated operating expenses and capital expenditures at least through calendar year 1997. The Company intends to supplement its financial resources from time to time as market conditions permit through additional financing and through collaborative marketing and distribution agreements. In addition, the Company continues to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of its proprietary technology. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. There can be no assurance that the Company will be able to obtain additional funds in the future.

PART II - Other Information:

Items 1-3   Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders:

            (a) On November 6, 1996, the Annual Meeting of Stockholders of the Company was held at the Company's headquarters in Morris Plains, New Jersey.

            (b) All eight Directors were re-elected: David M. Goldenberg, Albert D. Angel, A.E. Cohen, Rolf H. Henel, Marvin E. Jaffe, Richard R. Pivirotto, Warren W. Rosenthal and Richard C. Williams. The amendments to the 1992 Stock Option Plan were approved. The amendment to the Company's Certificate of Incorporation to authorize additional shares of common stock was approved. The selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending June 30, 1997 was ratified.

            (c)  1. Voting for re-election of eight Directors was as follows:

                       David M. Goldenberg: 28,217,710 for and 914,263 withheld Albert D. Angel: 28,214,110 for and 911,863 withheld
                       A.E. Cohen: 28,213,710 for and 912,263 withheld
                       Rolf H. Henel: 28,214,110 for and 914,863 withheld
                       Marvin E. Jaffe: 28,214,110 for and 911,863 withheld Richerd R. Pivirotto: 28,214,110 for and 911,863 withheld Warren W. Rosenthal: 28,213,210 for and 912,763 withheld Richard C. Williams: 28,385,770 for and 911,863 withheld

                 2. Voting on approval of amendments to the 1992 Stock Option
                    Plan was as follows:
                    25,261,742 for and 2,354,912 against, with 168,869 shares
                    abstaining.

                 3. Voting on approval of the amendment to the Company's
                    Certificate of Incorporation to authorize additional shares of common stock was as follows: 26,385,681 for and 1,725,853 against, with 963,099 shares abstaining.

                 4. Voting for ratification of the selection of KPMG Peat
                    Marwick LLP as the Company's independent auditors for the fiscal year ending June 30, 1997 was as follows:
                    28,990,414 for and 69,939 against, with 65,620 shares abstaining.

               (d)  Not applicable.

Item   5.      Not applicable

Item   6.      Exhibits and reports on Form 8-K

               (a)  Exhibits

                    3.1(l) Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 7, 1996.

                   10.15  Immunomedics, Inc. 1992 Stock Option Plan, as amended.

               (b)    Reports on Form 8-K

                      The Company did not file a Current Report on Form 8-K during the three-month period ended September 30, 1996.

                                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  IMMUNOMEDICS, INC.
                                                  ---------------------
                                                      (Registrant)

DATE: November 13, 1996
                                                  /s/ David M. Goldenberg,
                                                  --------------------------
                                                  David M. Goldenberg,
                                                  Chairman, Chief Executive
                                                  Officer and Treasurer
                                                  (Principal Executive Officer
                                                  and Principal Accounting
                                                  Officer)