Form 10-K/A
period 1996-06-30
IMMUNOMEDICS INC
filed 1996-12-04
CIK 722830

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT:

1.   Financial Statements:

     Balance  Sheets - June 30, 1996 and 1995
     Statements of Operations  for the years ended June 30, 1996, 1995 and 1994
     Statements of Stockholders' Equity for the years ended June 30, 1996, 1995, and 1994
     Statements of Cash Flows for the years  ended  June 30,  1996,  1995,  and 1994
     Notes to  Financial Statements
     Report of Independent Auditors - KPMG Peat Marwick LLP



2.   Financial Statements Schedules:

     All schedules have been omitted because of the absence of conditions under which they would be required or because the required information is included in the financial statements or the notes thereto.

3.   Articles of incorporation and by-laws

     3.1(a) Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on July 6, 1982 [e]

     3.1(b) Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on April 4, 1983 [e]

     3.1(c) Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on December 14, 1984 [e]

     3.1(d) Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on March 19, 1986 [e]

     3.1(e) Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 17, 1986 [e]

     3.1(f) Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 21, 1990 [f]

     3.1(g) Certificate of Designation of Rights and Preferences, as filed with the Secretary of State of the State of Delaware on March 1, 1991 [g]

     3.1(h) Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 7, 1992 [k]

     3.1(i) Certificate of Designation of Rights and Preferences of the Company's Series B Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on December 21, 1994 [m]

     3.1(j) Certificate of Designation of Rights and Preferences of the Company's Series C Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on September 25, 1995 [q]

     3.1(k) Certificate of Designation of Rights and Preferences of the Company's Series D Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on June 26, 1996 [s]

     3.2       Amended and Restated By-Laws of the Company [k]


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

     10.13 Lease Agreement with Baker Properties Limited partnership, dated January 16, 1992 [i]

     10.14 Amendment to Lease between the University of Medicine and Dentistry of New Jersey and Immunomedics, Inc., dated August 13, 1992 [j]

     10.15     Immunomedics, Inc. 1992 Stock Option Plan [k]

     10.16 Amended and Restated Employment Agreement, dated November 1, 1993, between the Company and Dr. David M. Goldenberg [l]

     10.17 Convertible Stock Purchase Agreement, dated as of January 6, 1995, between the purchasers named therein [n]

     10.18 License Agreement, dated as of March 10, 1995, between the Registrant and Mallinckrodt Medical, B.V. (Confidential treatment has been requested for certain portions of the Agreement) [o]

     10.19     Amendment,  dated March 11,  1995,  to the  Amended and  Restated
               License   Agreement  among  the  Company,   CMMI,  and  David  M.
               Goldenberg, dated December 11, 1990 [p]

     10.20 Convertible Stock Purchase Agreement, dated as of September 29, 1995, between the Registrant and the purchasers named therein [q]

     10.21 Distribution and Marketing Agreement, dated as of April 4, 1996, between the Registrant and Mallinckrodt Medical, Inc (Confidential treatment has been requested for certain portions of the Agreement) [r]

     10.22 Manufacturing Agreement, dated June 14, 1996, between the Company and Pharmacia & Upjohn Oncology Division (Confidential treatment has been requested for certain portions of the Agreement)

     10.23 Convertible Stock Purchase Agreement, dated as of June 27, 1996, between the Registrant and the purchasers named therein [s]

11. Statement re computation of per share earnings - Not required since such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.

12.  Statements re computation of ratios - Not applicable.

21.  Subsidiaries of the registrant - Immunomedics, B.V.

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

        [s] Incorporated by reference from the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.




(b)  REPORTS ON FORM 8-K:

        The Company filed a Current Report on Form 8-K dated June 28, 1996, with respect to Item 5 - Other Events.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IMMUNOMEDICS, INC.

Date:        December 2, 1996              By:/s/ David M. Goldenberg
                                              ------------------------

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

Date:        December 2, 1996              By: /s/ David M. Goldenberg
                                              ------------------------
                                              David M. Goldenberg, Chairman
                                              Chief Executive Officer, and
                                              Treasurer (Principal Executive
                                              Officer and Principal Accounting
                                              Officer)

Date:        December 2, 1996              By: /s/ Albert D. Angel
                                              --------------------
                                              Albert D. Angel, Director

Date:        December 2, 1996              By: /s/ A.E. Cohen
                                              ---------------
                                              A.E. Cohen, Director

Date:        December 2, 1996              By: /s/ Rolf H. Henel
                                              ------------------
                                              Rolf H. Henel, Director

Date:        December 2, 1996              By:/s/ Marvin E. Jaffe
                                              -------------------
                                              Marvin E. Jaffe, Director

Date:        December 2, 1996              By:/s/ Richard R. Pivirotto
                                              ------------------------
                                              Richard R. Pivirotto, Director

Date:        December 2, 1996              By: /s/ Warren W. Rosenthal
                                              ------------------------
                                              Warren W. Rosenthal, Director

Date:        December 2, 1996              By: /s/ Richard C. Williams
                                              ------------------------
                                              Richard C. Williams, Director