Form 10-K/A
period 1996-06-30
IMMUNOMEDICS INC
filed 1997-02-05
CIK 722830

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

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

21.  Subsidiaries of the registrant - Immunomedics, B.V.

23.  Consent of Experts and Counsel

     23.1      Consent of Independent Auditors - KPMG Peat Marwick LLP [s]

27.  Financial Data Schedule [s]


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

                                       IMMUNOMEDICS, INC.

Date:        February 5, 1997              By:/s/ David M. Goldenberg
                                              ------------------------

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

Date:        February 5, 1997              By: /s/ David M. Goldenberg
                                              ------------------------
                                              David M. Goldenberg, Chairman
                                              Chief Executive Officer, and
                                              Treasurer (Principal Executive
                                              Officer and Principal Accounting
                                              Officer)

Date:        February 5, 1997              By: /s/ Albert D. Angel
                                              --------------------
                                              Albert D. Angel, Director

Date:        February 5, 1997              By: /s/ A.E. Cohen
                                              ---------------
                                              A.E. Cohen, Director

Date:        February 5, 1997              By: /s/ Rolf H. Henel
                                              ------------------
                                              Rolf H. Henel, Director

Date:        February 5, 1997              By:/s/ Marvin E. Jaffe
                                              -------------------
                                              Marvin E. Jaffe, Director

Date:        February 5, 1997              By:/s/ Richard R. Pivirotto
                                              ------------------------
                                              Richard R. Pivirotto, Director

Date:        February 5, 1997              By: /s/ Warren W. Rosenthal
                                              ------------------------
                                              Warren W. Rosenthal, Director

Date:        February 5, 1997              By: /s/ Richard C. Williams
                                              ------------------------
                                              Richard C. Williams, Director

                  STATEMENT OF DIFFERENCES
                  ------------------------
The section symbol shall be expressed as.......................'SS'
The registered trademark symbol shall be expressed as..........'r'
The trademark symbol shall be expressed as.....................'tm'
The less than or equal to symbol shall be expressed as.........'<='
The greater than or equal to  symbol shall be expressed as.....'>='
The mu symbol shall be expressed as............................'u'
The plus/equal symbol shall be expressed as....................'+='
The degree symbol shall be expressed as........................'[d]'
The double dagger symbol shall be expressed as.................'DD'
The dagger symbol shall be expressed as........................'D'