Form 10-Q
period 1996-12-31
IMMUNOMEDICS INC
filed 1997-02-14
CIK 722830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended DECEMBER 31, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 934. For the transition period from ------------ to -----------

Commission File Number:  0-12104
                       ---------------------------------------------------------
                                IMMUNOMEDICS INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                             61-1009366
    -------------------------------      --------------------------------
    (State or other jurisdiction of      (IRS Employer Identification No.)
    incorporation or organization)


   300 American Road, Morris Plains, New Jersey                     07950
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

                                                                   [X] Yes [ ]No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of February 12, 1997, there were 35,988,170 shares of the registrant's common stock outstanding.

                               IMMUNOMEDICS, INC.

                                      INDEX
                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets -                           3
          December 31, 1996 and June 30,1996

          Condensed Consolidated Statements of Operations -                 4
          three and six months ended December 31, 1996 and 1995

          Condensed Consolidated Statements of Cash Flows -                 5
          six months ended December 31, 1996 and 1995

          Notes to Condensed Consolidated Financial Statements -            6
          December 31, 1996

Item 2.   Management's Discussion and Analysis of                           9
          Financial Condition and Results of Operations


PART II- OTHER INFORMATION
--------------------------

Item 6.   Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                 13
----------

                               IMMUNOMEDICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   DECEMBER 31,      JUNE 30,
                                                                       1996           1996
                                                                   -----------     ----------
ASSETS
Current Assets:
  Cash and Cash Equivalents                                       $  3,567,236     13,646,000
  Marketable Securities                                             17,780,552     15,044,821
  Inventory                                                            706,126        193,672
  Other Current Assets                                               1,262,109        725,291
                                                                  ------------    -----------
    Total Current Assets                                            23,316,023     29,609,784

Property and Equipment, net of accumulated
  depreciation of $4,269,000 and $5,372,000 at
  December 31,1996 and June 30,1996, respectively                    5,772,185      6,110,191

                                                                  ------------    -----------
                                                                  $ 29,088,208     35,719,975
                                                                  ============    ===========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
  Accounts Payable                                                   1,430,738      1,631,071
  Other Current Liabilities                                          3,008,122      2,935,698
                                                                  ------------    -----------
    Total Current Liabilities                                        4,438,860      4,566,769
                                                                  ------------    -----------


Commitments and Contingencies
Stockholders' Equity:
  Preferred stock; $01 par value, authorized 10,000,000 shares;
    Series C convertible, authorized 200,000 shares;
    issued and outstanding 28,415 shares at June 30,1996                    --            284
    Series D convertible, authorized 200,000 shares;
    issued and outstanding 74,685 and 200,000 shares
    at December 31,1996 and June 30,1996, respectively                     747          2,000
  Common  stock;  $.01 par value, authorized 50,000,000 shares;
    issued and outstanding 35,519,995 and 34,305,485 shares
    at December 31,1996 and June 30, 1996, respectively                355,200        343,055
  Capital contributed in excess of par                              93,064,776     92,894,349
  Accumulated deficit                                              (68,837,098)   (62,080,861)
  Accumulated net unrealized gain/(loss) on securities                  65,723         (5,621)
                                                                  ------------     ----------
    Total Stockholders' Equity                                      24,649,348     31,153,206
                                                                  ------------     ----------

                                                                  $ 29,088,208     35,719,975
                                                                  ============     ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                               IMMUNOMEDICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                        DECEMBER 31,                  DECEMBER 31,
                                      1996          1995            1996          1995
                                  -----------    ----------    -----------    ----------
REVENUES:
    Product sales and royalties   $   262,406        47,130        797,065        98,972

    Research and development          215,147        22,500        267,647        90,000

    Interest                          325,757       417,315        712,058       741,699
                                  -----------    ----------    -----------    ----------
                                      803,310       486,945      1,776,770       930,671
                                  -----------    ----------    -----------    ----------


COSTS AND EXPENSES:

    Cost of goods sold                  3,677         4,884          7,967        11,884

    Research and development        3,364,313     3,045,006      6,637,967     6,107,960

    General and administrative        946,660       606,168      1,887,073     1,288,271
                                  -----------    ----------    -----------    ----------
                                    4,314,650     3,656,058      8,533,007     7,408,115
                                  -----------    ----------    -----------    ----------
NET LOSS                          $(3,511,340)   (3,169,113)   $(6,756,237)   (6,477,444)
                                  ===========    ==========    ===========    ==========
NET LOSS PER SHARE                $     (0.10)  $     (0.10)   $     (0.19)        (0.20)
                                  ===========    ==========    ===========    ==========
Weighted average number of
    shares outstanding             35,251,126    32,767,833     34,928,931    32,099,576
                                  ===========    ==========    ===========    ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                               IMMUNOMEDICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                            1996            1995

Cash flows from operating activities:
  Net loss                                              $ (6,756,237)   $ (6,477,444)

Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization                            563,516         506,874
    Changes in operating assets and liabilities           (1,177,181)         58,380
                                                        ------------    ------------

        Net cash used in operating activities             (7,369,902)     (5,912,190)
                                                        ------------    ------------
Cash flows from investing activities:
    Purchase of marketable securities                    (20,280,120)    (15,435,391)
    Proceeds from maturities of marketable securities     17,608,581       6,664,382
    Additions to property and equipment                     (218,359)       (799,997)
                                                        ------------    ------------
        Net cash used in investing activities             (2,889,898)     (9,571,006)
                                                        ------------    ------------
Cash flows from financing activities:

    Issuance of convertible preferred stock, net                  --       9,982,500
    Exercise of stock options                                181,036         371,937
                                                        ------------    ------------
        Net cash provided by financing activities            181,036      10,354,437
                                                        ------------    ------------

Decrease in cash and cash equivalents                    (10,078,764)     (5,128,759)

Cash and cash equivalents at beginning of period          13,646,000       7,162,837
                                                        ------------    ------------
Cash and cash equivalents at end of period              $  3,567,236    $  2,034,078
                                                        ============    ============

                               IMMUNOMEDICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)       BASIS OF PRESENTATION
          ---------------------

          The accompanying unaudited condensed consolidated financial statements of Immunomedics, Inc. (the "Company"), which incorporate the Company's wholly-owned subsidiary Immunomedics, B.V., have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date. Operating results for the six-month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.

          For further information, refer to the annual financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1996.

(2)       CASH EQUIVALENTS AND MARKETABLE SECURITIES
          ------------------------------------------

          The Company considers all highly liquid investments with maturities of three months or less, at the time of purchase, to be cash equivalents. Included in other current assets at December 31, 1996 and June 30, 1996 is accrued interest earned on cash equivalents and marketable securities of $237,000 and $181,000, respectively.

(3)       INCOME TAXES
          ------------

          The Company has never made payments of Federal or state income taxes and does not anticipate generating book income in fiscal 1997; therefore, no income taxes have been reflected for the six-month period ended December 31, 1996.

(4)       NET LOSS PER SHARE
          ------------------

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

                               IMMUNOMEDICS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(5)       STOCKHOLDERS' EQUITY
          --------------------

          On June 27, 1996, the Company completed an equity financing pursuant to Regulation S under the Securities Act of 1933, pursuant to which several foreign investors purchased 200,000 shares of 5% Series D
          Convertible Preferred Stock (the "Series D Preferred") for $10,000,000. The terms of the transaction allow the investors, at their discretion, to convert the Series D Preferred into shares of the Company's common stock during a twenty-four month period beginning in June 1996, at a price equal to 89% of the average market price per share over a 20-day trading period surrounding the date of conversion. As of February 12, 1997, 171,081 shares of Series D Preferred had been converted into 1,433,439 shares of common stock.

(6)       LICENSE AND DISTRIBUTION AGREEMENTS
          -----------------------------------

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

          In March 1995, the Company entered into a License Agreement with Mallinckrodt Medical B.V. ("Mallinckrodt Medical"), pursuant to which Mallinckrodt Medical will market, sell and distribute CEA-Scan(R) throughout Western Europe and in specified Eastern European countries, subject to receipt of regulatory approval in the specified countries. In addition, the Company will manufacture CEA-Scan(R), for which Mallinckrodt Medical will pay the Company a pre-determined royalty per vial or a pre-determined percentage of the net selling price.

(7)       COMMITMENTS AND CONTINGENCIES
          -----------------------------

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

          value, exercisable no later than ninety days before the thirty-sixth installment is due. On November 1, 1996 and December 9, 1996, Company exercised the early purchase options on equipment leased on February 14, 1994 and April 1, 1994, respectively. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default. As of January 31, 1997, the Company has leased equipment with a cost basis aggregating $2,014,000 under the master lease agreement. The Company has recorded lease expense for the three and six months ended December 31, 1996 of $139,000 and $269,000, respectively.

                                  IMMUNOMEDICS

PART I - ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
--------

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

Since its inception, the Company has been engaged primarily in the research and development of proprietary products relating to the detection, diagnosis and treatment of cancer, and more recently infectious diseases. On June 28, 1996, the FDA licensed CEA-Scan(R) for the detection of recurrent and/or metastatic colorectal cancer. On October 4, 1996 the Company received final clearance from the European Commission to market CEA-Scan(R) in all 15 countries comprising the European Union. In February 1992, the Company filed with the Health Protection Branch ("HPB") to market CEA-Scan(R) in Canada. This application remains under active review.

The Company has also filed with the Committee for Proprietary Medicinal Products ("CPMP"), seeking approval to market LeukoScan(R), an infectious disease imaging agent, for the detection and diagnosis of osteomyelitis in long bones and in diabetic foot ulcer patients. On February 14, 1997, the European Commission granted final clearance to market LeukoScan(R) in all 15 countries comprising the European Union. On December 19, 1996, the Company submitted an application to the U.S. Food and Drug Administration ("FDA") for approval of LeukoScan(R) for use in patients with bone infection or with atypical appendicitis, a second indication. On February 10, 1997, the FDA notified the Company that it had accepted this application for filing and was commencing its review. At the present time, the Company is continuing to negotiate with potential partners for the distribution of LeukoScan(R) in Europe, and in the U.S., if or when the product is approved. However, there can be no assurance that successful arrangements will be concluded, if at all, on terms acceptable to the Company.

The Company is also engaged in developing other biopharmaceutical products, which are in various states of development and clinical testing. The Company has not achieved profitable operations and does not anticipate achieving profitable operations during fiscal year 1997. The Company will continue to experience operating losses until such time, if at all, that it is able to generate sufficient revenues from sales of CEA-Scan(R), LeukoScan(R) and its other proposed IN VIVO products. Further, the Company's working capital will continue to decrease until such time, if at all, that the Company is able to generate positive cash flow from operations or until such time, if at all, that the Company receives an additional infusion of cash from the sale of the Company's securities, from other financing or from corporate alliances to finance the Company's operating expenses and capital expenditures.

RESULTS OF OPERATIONS
---------------------

Revenues for the six-month period ended December 31, 1996 were $1,777,000 as compared to $931,000 for the same period in 1995, representing an increase of $846,000. This increase was principally due to receipt of a license fee of $500,000 from a corporate partner, sales revenues from CEA-Scan(R) following its launch in October 1996, and higher government grant income.

Revenues for the three-month period ended December 31, 1996 were $803,000 as compared to $487,000 for the same period in 1995, representing an increase of $316,000. This increase was principally due to sales revenues from CEA-Scan(R) and higher government grant income, partially offset by lower interest income resulting from less cash available for investment.

Total operating expenses for the six-month period ended December 31, 1996 were $8,533,000 as compared to $7,408,000 for the same period in 1995, representing an increase of $1,125,000. Research and development costs for the six-month period ended December 31, 1996 increased by $530,000 as compared to the same period in 1995, principally resulting from expenses attributable to ongoing validation of the Company's new manufacturing facility. General and administrative costs for the six-month period ended December 31, 1996 increased by $599,000 as compared to the same period in 1995. This increase was principally due to operating expenses for Immunomedics, B.V., pre-launch marketing expenses for CEA-Scan(R) and increased legal expenses. The higher legal expenses were incurred in connection with the arbitration claim against Pharmacia & Upjohn, Inc., which was filed in June 1996, and also in connection with increased patent activity during the six-month period ended December 31, 1996.

Total operating expenses for the three-month period ended December 31, 1996 were $4,315,000 as compared to $3,656,000 for the same period in 1995, representing an increase of $659,000. Research and development costs for the three-month period ended December 31, 1996 increased by $319,000 as compared to the same period in 1995, for the same reasons as discussed above. Similarly, general and administrative costs for the three-month period ended December 31, 1996 increased by $341,000 as compared to the same period in 1995, for the same reasons as discussed above.

Net loss for the six-month period ended December 31, 1996 was $6,756,000, or $0.19 per share, as compared to a loss of $6,477,000, or $0.20 per share, for the same period in 1995. Net loss for the three-month period ended December 31, 1996 was $3,511,000, or $0.10 per share, as compared to a loss of $3,169,000, or $0.10 per share, for the same period in 1995. The higher net losses of $279,000 and $342,000 for the six- and three-month periods ended December 31, 1996 as compared to the same periods in 1995 principally resulted from higher operating expenses, partially offset by higher revenues, as discussed above. The net loss per share for the six- and three-month periods ended December 31, 1996 was positively impacted by the higher weighted average number of common shares outstanding for these periods, as compared to the same periods in 1995. The increase in the weighted average number of common shares outstanding was principally due to the conversion of Preferred Stock into the Company's Common Stock (see Note 5 to Unaudited Condensed Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 1996, the Company had working capital of $18,877,000, which represents a decrease of $6,166,000 from June 30, 1996, and had no long-term debt other than certain lease obligations (see Note 7 to Unaudited Condensed Consolidated Financial Statements). The net decrease in working capital resulted principally from the funding of operating expenses and capital expenditures.

On February 1, 1994, the Company entered into a master lease agreement, which was subsequently amended, pursuant to which the Company may lease equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement will be determined based on current market rates of interest at the inception of each equipment schedule take-down, and payable in monthly installments over a four-year period. The lease agreement contains an early purchase option for each equipment schedule, at an amount which is deemed to be fair value, exercisable no later than ninety days before the thirty-sixth installment is due. On November 1, 1996 and December 9, 1996, the Company exercised early purchase options on equipment leased on February 14, 1994 and April 1, 1994, respectively. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default. As of January 31, 1997 the Company has leased equipment with a cost basis aggregating $2,014,000 under the master lease agreement (see Note 7 to Unaudited Condensed Consolidated Financial Statements).

The Company's liquid asset position, measured by its cash, cash equivalents and marketable securities, was $21,348,000 at December 31, 1996, representing a decrease of $7,343,000 from June 30, 1996. This decrease was principally attributable to the funding of operating expenses and capital expenditures as discussed above. It is anticipated that working capital and cash, cash equivalents and marketable securities will decrease during the remainder of fiscal year 1997 as a result of planned operating and capital expenditures. At present, the Company believes that its projected financial resources will be sufficient to fund anticipated operating expenses and capital expenditures at least through calendar year 1997. The Company intends to supplement its financial resources from time to time as market conditions permit through additional financing and/or through collaborative marketing and distribution agreements. In addition, the Company continues to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of its proprietary technology. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. There can be no assurance that the Company will be able to obtain additional funds in the future.

PART II - OTHER INFORMATION:

Items 1-3   Not applicable

Item 6.     Exhibits and reports on Form 8-K

            (a)      Exhibits

                     10.24 Consulting Agreement, dated December 16, 1996, between the Company and Rolf H. Henel.

                     10.25 License Agreement, dated January 21, 1997, between the Company and the Center for Molecular Medicine and Immunology, Inc.

            (b)      Reports on Form 8-K

                     The Company did not file a Current Report on Form 8-K during the three-month period ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     IMMUNOMEDICS INC.
                                     ----------------------
                                        (Registrant)



DATE:    February 14, 1997           /s/ David M. Goldenberg
                                     -----------------------
                                     David M. Goldenberg,
                                     Chairman, Chief Executive Officer and
                                     Treasurer (Principal Executive Officer
                                     and Principal Accounting Officer)