Form 10-Q
period 1997-03-31
IMMUNOMEDICS INC
filed 1997-05-09
CIK 722830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended MARCH 31, 1997 OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act  of  1934.   For  the   transition   period  from   -------------------   to
-----------------------

Commission File Number: 0-12104
                       ---------------------------------------------------------

                               IMMUNOMEDICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          61-1009366
--------------------------------               ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

    300 AMERICAN ROAD, MORRIS PLAINS, NEW JERSEY                        07950
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

As of May 7, 1997, there were 36,089,670 shares of the registrant's common stock outstanding.

                               IMMUNOMEDICS, INC.

                                      INDEX

                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.           Condensed Consolidated Financial Statements (Unaudited):

                  Condensed Consolidated Balance Sheets -                    3
                  March 31, 1997 and June 30, 1996

                  Condensed Consolidated Statements of Operations -          4
                  three and nine months ended March 31, 1997 and 1996

                  Condensed Consolidated Statements of Cash Flows -          5
                  nine months ended March 31, 1997 and 1996

                  Notes to Condensed Consolidated Financial Statements -     6
                  March 31, 1997

Item 2.           Management's Discussion and Analysis of                    9
                  Financial Condition and Results of Operations



PART II - OTHER INFORMATION
---------------------------

Item 6.           Exhibits and Reports on Form 8-K                          12


SIGNATURES                                                                  13
----------

                               IMMUNOMEDICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   MARCH 31,        JUNE 30,
                                                                     1997             1996
                                                                 ------------    -----------
ASSETS
Current Assets:
Cash and Cash Equivalents                                        $  4,988,860     13,646,000
Marketable Securities                                              12,986,389     15,044,821
Inventory                                                             706,126        193,672
Other Current Assets                                                1,006,407        725,291
                                                                 ------------    -----------

Total Current Assets                                               19,687,782     29,609,784

Property and Equipment, net of accumulated
depreciation of $4,558,000 and $5,372,000 at
March 31, 1997 and June 30, 1996, respectively                      5,802,585      6,110,191

                                                                 ============    ===========
                                                                 $ 25,490,367     35,719,975
                                                                 ============    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                                    1,621,959      1,631,071
Other Current Liabilities                                           3,256,457      2,935,698
                                                                 ------------    -----------

Total Current Liabilities                                           4,878,416      4,566,769
                                                                 ------------    -----------

Commitments and Contingencies
Stockholders' Equity:
Preferred stock; $.01 par value, authorized 10,000,000 shares;
Series C convertible, authorized 200,000 shares;
issued and outstanding 28,415 shares at June 30,1996                     --              284
Series D convertible, authorized 200,000 shares;
issued and outstanding 28,919 and 200,000 shares
at March 31, 1997 and June 30, 1996, respectively                         289          2,000
Common stock; $.01 par value, authorized 70,000,000 shares at
March 31, 1997 and 50,000,000 shares at June 30, 1996;
issued and outstanding 35,989,170 and 34,305,485 shares
at March 31, 1997 and June 30, 1996, respectively                     359,891        343,055
Capital contributed in excess of par                               93,090,455     92,894,349
Accumulated deficit                                               (72,889,069)   (62,080,861)
Accumulated net unrealized gain/(loss) on securities                   50,385         (5,621)
                                                                 ------------    -----------

Total Stockholders' Equity                                         20,611,951     31,153,206
                                                                 ------------    -----------

                                                                 $ 25,490,367     35,719,975
                                                                 ============    ===========



See accompanying notes to unaudited condensed consolidated financial statements.

                               IMMUNOMEDICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                         MARCH 31,                     MARCH 31,
                                  1997           1996            1997            1996
                              ------------    -----------    ------------     ----------
REVENUES:
Product sales and royalties   $    339,139         50,676    $  1,136,204        149,648
Research and development           196,449         22,500         464,096        112,500
Interest and other                 316,566        341,548       1,028,624      1,083,247
                              ------------    -----------    ------------    -----------
                                   852,154        414,724       2,628,924      1,345,395
                              ------------    -----------    ------------    -----------

COSTS AND EXPENSES:
Cost of goods sold                   5,570          5,209          13,537         17,093
Research and development         3,479,020      3,169,967      10,116,987      9,277,927
General and administrative       1,419,535        642,079       3,306,608      1,930,350
                              ------------    -----------    ------------    -----------
                                 4,904,125      3,817,255      13,437,132     11,225,370
                              ------------    -----------    ------------    -----------
NET LOSS                      $ (4,051,971)    (3,402,531)   $(10,808,208)    (9,879,975)
                              ============    ===========    ============    ===========
NET LOSS PER SHARE            $      (0.11)         (0.10)   $      (0.31)         (0.30)
                              ============    ===========    ============    ===========
Weighted average number of
shares outstanding              35,820,962     33,338,337      35,221,934     32,516,653
                              ============    ===========    ============    ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                             IMMUNOMEDICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                    MARCH 31,
                                                              1997           1996
                                                         ------------     ----------
Cash flows from operating activities:

Net loss                                                 $(10,808,208)    (9,879,975)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization                                 852,731        762,864
Changes in operating assets and liabilities                  (481,923)       (56,189)
                                                         ------------    -----------

Net cash used in operating activities                     (10,437,400)    (9,173,300)
                                                         ------------    -----------

Cash flows from investing activities:

Purchase of marketable securities                         (30,641,313)   (28,907,142)
Proceeds from maturities of marketable securities          32,748,506     26,011,891
Additions to property and equipment                          (537,880)    (2,309,096)
                                                         ------------    -----------

Net cash provided by / (used in) investing activities       1,569,313     (5,204,347)
                                                         ------------    -----------

Cash flows from financing activities:

Issuance of convertible preferred stock, net                     --        9,982,500
Exercise of stock options                                     210,947        545,609
                                                         ------------    -----------

Net cash provided by financing activities                     210,947     10,528,109
                                                         ------------    -----------

Decrease in cash and cash equivalents                      (8,657,140)    (3,849,538)

Cash and cash equivalents at beginning of period           13,646,000      7,162,837
                                                         ------------    -----------

Cash and cash equivalents at end of period               $  4,988,860      3,313,299
                                                         ============    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                               IMMUNOMEDICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited condensed consolidated financial statements of Immunomedics, Inc. (the "Company"), which incorporate the Company's wholly-owned subsidiary Immunomedics, B.V., have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at June 30, 1996 has been derived from the audited financial statements at that date. Operating results for the nine-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.

         For further information, refer to the annual financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1996.

(2)      CASH EQUIVALENTS AND MARKETABLE SECURITIES
         ------------------------------------------

         The Company considers all highly liquid investments with maturities of three months or less, at the time of purchase, to be cash equivalents. Included in other current assets at March 31, 1997 and June 30, 1996 is accrued interest earned on cash equivalents and marketable securities of $124,000 and $181,000, respectively.

(3)      INCOME TAXES
         ------------

         The Company has never made payments of Federal or state income taxes and does not anticipate generating book income in fiscal 1997; therefore, no income taxes have been reflected for the nine-month period ended March 31, 1997.

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

                               IMMUNOMEDICS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(5)      STOCKHOLDERS' EQUITY
         --------------------

         On June 27, 1996, the Company completed an equity financing pursuant to Regulation S under the Securities Act of 1933, pursuant to which several foreign investors purchased 200,000 shares of 5% Series D Convertible Preferred Stock (the "Series D Preferred") for $10,000,000. The terms of the transaction allow the investors, at their discretion, to convert the Series D Preferred into shares of the Company's common stock during a twenty-four month period beginning in June 1996, at a price equal to 89% of the average market price per share over a 20-day trading period surrounding the date of conversion. As of May 7, 1997, 179,159 shares of Series D Preferred had been converted into 1,533,439 shares of common stock.

(6)      LICENSE AND DISTRIBUTION AGREEMENTS
         -----------------------------------

         In  April  1996,  the  Company  entered  into  a  U.S.   Marketing  and
         Distribution Agreement with Mallinckrodt, Inc. ("Mallinckrodt") for CEA-Scan(R) for colorectal cancer diagnostic imaging. Under the terms of the agreement, Mallinckrodt markets, sells and distributes CEA-Scan(R) in the U.S. on a consignment basis, and is required to commit financial resources to this effort. The Company retains manufacturing and co-promotional rights, pays Mallinckrodt a pre-determined amount or percentage of the net selling price, and may commit additional financial resources to these activities.

         In March 1995, the Company entered into a License Agreement with Mallinckrodt Medical B.V. ("Mallinckrodt Medical"), pursuant to which Mallinckrodt Medical markets, sells and distributes CEA-Scan(R) throughout Western Europe and in specified Eastern European countries, subject to receipt of regulatory approval in the specified countries. In addition, the Company manufactures CEA-Scan(R), for which Mallinckrodt Medical pays the Company a pre-determined percentage of the net selling price per vial, on all units sold.

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

         value, exercisable no later than ninety days before the thirty-sixth installment is due. On November 1, 1996 , December 9, 1996, and April 1, 1997, the Company exercised early purchase options on equipment leased on February 14, 1994, April 1, 1994, and June 1, 1994, respectively. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default. As of April 30, 1997, the Company has leased equipment with a cost basis aggregating $1,247,000 under the master lease agreement. The Company has recorded lease expense for the three- and nine-month periods ended March 31, 1997 of $135,000 and $404,000, respectively.

                               IMMUNOMEDICS, INC.

Part I - Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
--------

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors, including those identified in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

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

On February 14, 1997, the European Commission granted final clearance to market LeukoScan(R), an infectious disease imaging agent for the detection and diagnosis of osteomyelitis in long bones and in diabetic foot ulcer patients, in all 15 countries comprising the European Union. On December 19, 1996, the Company submitted a Biologics License Application ("BLA") to the U.S. Food and Drug Administration ("FDA") for approval of LeukoScan(R) for use in patients with bone infection or with atypical appendicitis, a second indication. On February 10, 1997, the FDA notified the Company that it had accepted the BLA for filing and was commencing its review. The Company presently intends to sell LeukoScan(R) in Europe through its own sales force and to use Mallinckrodt Medical to assist in the product distribution.

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

RESULTS OF OPERATIONS
---------------------

Revenues for the nine-month period ended March 31, 1997 were $2,627,000 as compared to $1,345,000 for the same period in 1996, representing an increase of $1,282,000. This increase was principally due to receipt of a license fee of $500,000 from a corporate partner, sales revenues from CEA-Scan(R) and higher government grant income.

Revenues for the three-month period ended March 31, 1997 were $852,000 as compared to $415,000 for the same period in 1996, representing an increase of $437,000. This increase was principally due to sales revenues from CEA-Scan(R) and higher government grant income, partially offset by lower interest income resulting from less cash available for investment.

Total operating expenses for the nine-month period ended March 31, 1997 were $13,437,000 as compared to $11,225,000 for the same period in 1996, representing an increase of $2,212,000. Research and development costs for the nine-month period ended March 31, 1997 increased by $839,000 as compared to the same period in 1996. The increase principally resulted from expenses attributable to ongoing validation of the Company's new manufacturing facility and expenses related to the filing of an application to the FDA for approval of LeukoScan(R). General and administrative costs for the nine-month period ended March 31, 1997 increased by $1,376,000 as compared to the same period in 1996. This increase was principally due to operating expenses for Immunomedics, B.V., marketing expenses for CEA-Scan(R) and higher legal expenses. The higher legal expenses were incurred in connection with the arbitration claim against Pharmacia & Upjohn, Inc., which was filed in June 1996, and also in connection with increased patent activity during the nine-month period ended March 31, 1997.

Total operating expenses for the three-month period ended March 31, 1997 were $4,904,000 as compared to $3,817,000 for the same period in 1996, representing an increase of $1,087,000. Research and development costs for the three-month period ended March 31, 1997 increased by $309,000 as compared to the same period in 1996, for the same reasons as discussed above. General and administrative costs for the three-month period ended March 31, 1997 increased by $777,000 as compared to the same period in 1996, for the same reasons as discussed above.

Net loss for the nine-month period ended March 31, 1997 was $10,808,000, or $0.31 per share, as compared to a loss of $9,880,000, or $0.30 per share, for the same period in 1996. Net loss for the three-month period ended March 31, 1997 was $4,052,000, or $0.11 per share, as compared to a loss of $3,403,000, or $0.10 per share, for the same period in 1996. The higher net loss of $928,000 for the nine-month period and $649,000 for the three-month period ended March 31, 1997 as compared to the same periods in 1996, principally resulted from higher operating expenses, partially offset by higher revenues, as discussed above. In addition, the net loss per share for the nine- and three-month periods ended March 31, 1997 was positively impacted by the higher weighted average number of common shares outstanding for these periods, as compared to the same period in 1996. The increase in the weighted average number of common shares outstanding was principally due to the conversion of Series D Preferred Stock into the Company's Common Stock (see Note 5 to Unaudited Condensed Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 1997, the Company had working capital of $14,809,000, which represents a decrease of $10,234,000 from June 30, 1996, and had no long-term debt other than certain lease obligations (see Note 7 to Unaudited Condensed Consolidated Financial Statements). The net decrease in working capital resulted principally from the funding of operating expenses and capital expenditures.

On February 1, 1994, the Company entered into a master lease agreement, which was subsequently amended, pursuant to which the Company may lease equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement will be determined based on current market rates of interest at the inception of each equipment schedule take-down, and payable in monthly installments over a four-year period. The lease agreement contains an early purchase option for each equipment schedule, at an amount which is deemed to be fair value, exercisable no later than ninety days before the thirty-sixth installment is due. On November 1, 1996 , December 9, 1996, and April 1, 1997 the Company exercised early purchase options on equipment leased on February 14, 1994, April 1, 1994, and June 1, 1994, respectively. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default. As of April 30, 1997, the Company has leased equipment with a cost basis aggregating $1,247,000 under the master lease agreement (see
Note 7 to Unaudited Condensed Consolidated Financial Statements).

The Company's liquid asset position, measured by its cash, cash equivalents and marketable securities, was $17,975,000 at March 31, 1997, representing a decrease of $10,716,000 from June 30, 1996. This decrease was principally attributable to the funding of operating expenses and capital expenditures as discussed above. It is anticipated that working capital and cash, cash equivalents and marketable securities will decrease during the remainder of fiscal year 1997 as a result of planned operating and capital expenditures. At present, the Company believes that its projected financial resources will be sufficient to fund anticipated operating expenses and capital expenditures at least for the next 12 months. The Company intends to supplement its financial resources from time to time as market conditions permit through additional financing and/or through collaborative marketing and distribution agreements. In addition, the Company continues to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of its proprietary technology. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. There can be no assurance that the Company will be able to obtain additional funds in the future.

PART II - Other Information:

Items 1-3         Not applicable

Item   6.         Exhibits and reports on Form 8-K

                  (a)      Exhibit 27 Financial Data Schedule

                  (b)      Reports on Form 8-K

                           The Company did not file a Current Report on Form 8-K during the three-month period ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              IMMUNOMEDICS, INC.
                                              ------------------
                                                 (Registrant)





DATE: May 7, 1997
                                              /s/ DAVID M. GOLDENBERG
                                              ----------------------------------
                                                  David M. Goldenberg,
                                                  Chairman of the Board and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)



DATE: May 7, 1997
                                              /s/ ROBERT KOMENDA
                                              ----------------------------------
                                                  Robert Komenda,
                                                  Vice President, Finance &
                                                  Administration (Principal
                                                  Accounting Officer)