Form 10-K
period 1997-06-30
IMMUNOMEDICS INC
filed 1997-09-29
CIK 722830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ]             ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended JUNE 30, 1997

                  OR

[   ]             TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-12104
                                                -------

                               IMMUNOMEDICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                 61-1009366
          ------------------------ ------------------------------------
          (State of Incorporation) (I.R.S. Employer Identification No.)

             300 AMERICAN ROAD, MORRIS PLAINS, NEW JERSEY     07950
             --------------------------------------------   ----------
               (Address of principal executive offices)     (Zip Code)

       The Company's telephone number, including area code: (973) 605-8200
                                                            --------------

        Securities registered pursuant to Section 12(b) of the Act: NONE
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
         Yes  [ X ]    No   [   ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of September 23, 1997, 36,363,002 shares of the Company's common stock were outstanding, and the aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the last reported sale price for the Company's common stock on the Nasdaq National Market at that date, was $115,833,627.

Documents Incorporated by Reference: PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT TO BE MAILED TO STOCKHOLDERS IN CONNECTION WITH THE ANNUAL MEETING OF STOCKHOLDERS OF THE REGISTRANT TO BE HELD ON NOVEMBER 5, 1997 (THE "1997 DEFINITIVE PROXY STATEMENT"), WHICH WILL BE FILED WITH THE COMMISSION NOT LATER THAN 120 DAYS AFTER THE END OF THE FISCAL YEAR TO WHICH THIS REPORT RELATES, ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

                                     PART I
                                     ------

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

         The Company is developing a line of IN VIVO imaging products for the detection of various cancers and infectious diseases. In April, 1991, the Company filed a Product License Application, now called a Biologics License Application ("BLA"), to which a supplement was filed in June, 1993, with the U.S. Food and Drug Administration ("FDA") seeking approval to manufacture and market, in the United States, the Company's proprietary IN VIVO colorectal cancer imaging product, CEA-Scan(R). On June 28, 1996, the FDA licensed CEA-Scan for use with other standard diagnostic modalities for the detection of recurrent and/or metastatic colorectal cancer. In March, 1992, the Company filed with the Committee for Proprietary Medicinal Products ("CPMP") to market the product in Europe. On October 4, 1996, the Company was granted marketing authorization by the European Commission for use of CEA-Scan in the 15 countries comprising the European Union for the same indication as approved in the United States. Phase III clinical trials of CEA-Scan for the detection of lung cancer are continuing, and the Company is in discussion with both the FDA and CPMP to evaluate Phase II clinical trial data for the detection of breast cancer. However, no assurance can be given as to if, or when, final regulatory approvals for any of these additional indications for CEA-Scan may be forthcoming. In February, 1992, the Company filed with the Health Protection Branch ("HPB") to market CEA-Scan in Canada. On September 16, 1997, the Company received a notice of compliance from the HPB permitting it to market CEA-Scan in Canada for colorectal cancer for recurrent and metastatic colorectal cancer.

         On February 14, 1997, the Company was granted regulatory approval by the European Commission to market LeukoScan(R), an IN VIVO infectious disease diagnostic imaging product, in all 15 countries which are members of the European Union, for the detection and diagnosis of osteomyelitis (bone infection) in long bones and in diabetic foot ulcer patients. On December 19, 1996, the Company filed a BLA for LeukoScan with the FDA for the same indication approved in Europe, plus an additional indication for the diagnosis of acute, atypical appendicitis. The Company has also been pursuing the broadening of its approval for LeukoScan in Europe to include the acute, atypical appendicitis indication. As with all regulatory filings, there can be no assurance that such filings will be approved by the FDA or by the European Commission. Phase III trials for infected prostheses are continuing, and the Company is examining other applications for the product.

         The Company has developed and filed an Investigational New Drug application ("IND") for two other IN VIVO cancer imaging products: AFP-Scan(TM) for the detection and diagnosis of liver and germ cell cancers, currently in Phase II clinical trials, and LymphoScan(TM) for detection and diagnosis of non-Hodgkin's lymphomas, currently in Phase III clinical trials (see "Clinical Trial Programs").

         The Company also is applying its expertise in antibody selection, modification and chemistry to develop therapeutic products for cancer using monoclonal antibodies labeled with radioisotopes or conjugated with drugs. The Company has been conducting a multicenter Phase I/II clinical trial for LymphoCide(TM) (formerly ImmuRAIT-LL2), a non-Hodgkin's B-cell lymphoma therapeutic product. This trial was designed to obtain knowledge about targeting and dosing with the murine form of the monoclonal antibody. The Company is now advancing the humanized form of LymphoCide into Phase I/II clinical trials and is discontinuing trials with the murine form (see "IN VIVO Therapeutic Products").

         In March, 1995, the Company entered into a license agreement with Mallinckrodt Medical B.V., pursuant to which Mallinckrodt Medical B.V., markets, sells and distributes CEA-Scan throughout Western Europe and in specified Eastern European countries, subject to receipt of regulatory approval in the specified countries. In April, 1996, the Company entered into a marketing and distribution agreement with Mallinckrodt Medical, Inc., pursuant to which Mallinckrodt Medical, Inc., markets, sells and distributes CEA-Scan for use in colorectal cancer diagnostic imaging in the U.S. on a consignment basis (see "Marketing and Sales" for the current status of these agreements).

         In August, 1995, the Company announced that its license agreement with Pharmacia, Inc. (formerly Adria Laboratories Division of Erbamont, Inc., and which subsequently became Pharmacia & Upjohn) ("Pharmacia"), had been terminated. In June, 1996, the Company filed a claim against Pharmacia before the American Arbitration Association claiming damages for breach of contract and fiduciary duty in an amount in excess of $60 million plus punitive damages. Final closing arguments were made on September 17, 1997, and a decision should be forthcoming in the near future. The Company is unable at this time to predict the outcome of these proceedings (see "Legal Proceedings").

         The Company was incorporated in Delaware in 1982. The Company's principal offices are located at 300 American Road, Morris Plains, New Jersey 07950. The Company's telephone number is (973) 605-8200. The Company also has a subsidiary, Immunomedics Europe, with offices located in Hillegom, The Netherlands, to assist the Company in managing sales and marketing efforts and coordinate clinical trials in Europe.

CLINICAL TRIAL PROGRAMS

         IN VIVO Imaging Products

         The Company's IN VIVO imaging products utilize radioimmunodetection, which involves injecting a patient with a radioisotope linked, or conjugated, to an antibody. An antibody is a protein that can recognize and selectively attach itself to a specific substance called an antigen. Such antigens are present on tumor cells, white blood cells that accumulate at the sites of infections, and other disease entities. By attaching a radioisotope to a disease-targeting antibody, the radioisotope may be delivered to a disease site for imaging. A gamma camera (standard nuclear medicine equipment used for imaging) is then used to display radioisotope concentrations, revealing the presence, location and approximate size of the site of disease.

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

         The Company's IN VIVO imaging products, contained in single vials, can be easily prepared by nuclear medicine technicians without assistance from a radiochemist or nuclear pharmacist. Once the technetium-99m is added to the vial in a saline solution, the product is ready for injection in approximately five minutes.

         On June 28, 1996, the FDA licensed CEA-Scan for the detection of colorectal cancer for use with other standard diagnostic modalities. On October 4, 1996, this product also was approved by the European Commission for the same indication. On September 16, 1997, the Company received a notice of compliance from the HPB permitting it to market CEA-Scan in Canada for recurrent and metastatic colorectal cancer. In addition, Immunomedics has seven proposed IN VIVO imaging products or indications in various stages of clinical testing and regulatory review by the FDA - four for cancer imaging (CEA-Scan for lung and breast cancer and AFP-Scan for liver and germ cell cancer), one for imaging infectious diseases (LeukoScan), one for non-Hodgkin's lymphoma imaging (LymphoScan), and one for the specific imaging of Pneumocystis carinii pneumonia ("PCP")(PCP-Scan(TM)).

         The antibody in CEA-Scan is directed at carcinoembryonic antigen ("CEA"), which is abundant at the site of virtually all cancers of the colon or rectum (both primary tumors and metastases). CEA is also associated with many other cancers, and the Company estimates that three quarters of all human cancer patients have elevated CEA levels at some of their tumor sites. As part of receiving FDA approval for CEA-Scan, the Company has agreed to conduct Phase IV clinical studies to evaluate the product following readministration. The Company also is performing Phase III clinical trials, using CEA-Scan, for imaging lung cancer. In addition, Phase II clinical trials for breast cancer imaging have been completed, results of which are currently being discussed with FDA and CPMP officials to determine whether such data will support the submission of applications for this additional indication in the U.S. and Europe, respectively.

         LeukoScan is a monoclonal antibody fragment which seeks out and binds to granulocytes (white blood cells) associated with a potentially wide range of infectious diseases. On February 14, 1997, the Company received European regulatory approval to market the product for detecting and diagnosing osteomyelitis (bone infection) in long bones and in diabetic foot ulcer patients. On December 19, 1996, the Company filed a BLA with the FDA, seeking approval to market LeukoScan in the U.S. for the same indication approved in Europe, plus an additional indication for diagnosis of acute, atypical appendicitis.  The  Company  is also  discussing  with the  European  regulatory
authorities   expansion  of  the  LeukoScan   approval  to  include  the  latter
indication.

         Two other imaging products are being studied pursuant to IND's submitted to the FDA. The Company also has ongoing clinical trials in Europe for these agents:

         - LymphoScan, employing an antibody capable of targeting an antigen on non-Hodgkin's B-cell lymphoma (Phase III clinical trials are underway).

         - AFP-Scan, employing an antibody capable of targeting alpha-fetoprotein, a marker on liver cancer and germ cell tumors of the ovaries and testes (Phase II clinical trials are underway).

         PCP-Scan has been studied for the imaging and diagnosis of Pneumocystis carinii pneumonia (PCP) in a pilot clinical trial in collaboration with the Center for Molecular Medicine and Immunology ("CMMI"), a not-for-profit cancer research center (see "Relationship with the Center for Molecular Medicine and Immunology"). In these trials it has been shown that specific antibodies against a pathogenic organism, such as Pneumocystis, can target the disease site. Further studies to evaluate this potential product are beginning. PCP is a serious opportunistic infection of immunosuppressed patients, such as organ transplant patients and certain patients with cancer or Acquired Immune Deficiency Syndrome ("AIDS").

         IN VIVO Therapeutic Products

         The Company is applying its expertise in antibody selection, modification and chemistry to cancer therapeutics, using monoclonal antibodies labeled with therapeutic radioisotopes or conjugated with drugs. The Company is engaged in developing products for treating cancer which primarily use a technique called radioimmunotherapy. The principal advantage of this technique may be its ability to deliver radioactive therapeutic agents to tumor sites more selectively, while minimizing debilitating side effects. The Company conducted a multicenter Phase I/II clinical trial with the murine form of its non-Hodgkin's B-cell lymphoma proposed therapeutic product, LymphoCide, for over four years. This product consists of a monoclonal antibody, highly specific in targeting B-cell lymphomas, labeled with the radioisotope iodine-131. In this Phase I/II clinical trial of LymphoCide, several patients, all of whom were late-stage and were unresponsive to other therapies, experienced varying degrees of tumor regression. Reversible bone marrow toxicity was also observed. By conducting this trial, the Company increased its knowledge of antibody targeting and dosage. The Company is now advancing its humanized antibody program into Phase I/II clinical trials and is discontinuing its trials with the murine antibody form of LymphoCide. The Company is currently conducting, in collaboration with CMMI and other academic or research centers, research on murine and humanized forms of targeting antibodies, alternative radioisotopes and new conjugation methods (see "Research Programs").

RESEARCH PROGRAMS

         The  Company  incurred  approximately   $13,114,000,   $12,504,000  and
$12,492,000, in total research and development expense during its fiscal years ended June 30, 1997, 1996 and 1995, respectively.

         Antibody Engineering

         A major obstacle in the field of monoclonal antibody therapy has been the patient's immune response to mouse-derived antibodies, making repeated use of such products impracticable. The Company is currently researching whether this response may be avoided by clinically altering the dose, antibody form, and schedule of administration. However, this may be only a partial solution to the problem and, consequently, the Company is actively investigating methods to engineer the mouse antibody molecule in such a way that it retains the desirable targeting features to cancer cells, and also minimizes the amount of mouse-derived protein present. The Company has made significant progress in humanizing certain mouse antibodies (i.e., replacing certain components of a mouse antibody with human antibody components), and with respect thereto the Company has licensed technology from a third party. Moreover, using the techniques of molecular biology, the Company's scientists have re-engineered the humanized antibodies with improved characteristics, such as favorable pharmacokinetic properties and increased radionuclide and drug loading capacities.

         During fiscal years 1997, 1996 and 1995, the Company, in collaboration with CMMI, continued to demonstrate successful targeting in patients with the Company's humanized monoclonal antibodies (hMN-14 and hLL2) against the CEA cancer marker and non-Hodgkin's B-cell lymphoma, respectively, as compared to the murine counterparts (MN-14 and LL2). The anticancer humanized antibodies are about 95% human and have shown very good uptake in the patients' tumors. In August, 1995, data were presented from a pilot clinical trial which demonstrated that the low immunogenicity and high cancer-binding capability of these antibodies allowed repeated administration to increase the amount of therapeutic radiation delivered directly to the sites of disease. As many as three injections were given without evoking an immune response to the antibody. Accordingly, the Company has proceeded with clinical testing at therapeutic doses.

         Alternative Radioisotopes

         The Company has used  iodine-131  to label its  anti-lymphoma  antibody
(LL2),  which  has  been  evaluated  in a  phase  I/II  clinical  trial  against non-Hodgkin's lymphoma. This disease has previously been found to respond well to radioimmunotherapy using iodine-131- labeled, murine-based anti-lymphoma antibodies by investigators at several institutions. However, one potential drawback of an iodine-131-labeled LL2 antibody is the finding that LL2, as a rapidly internalizing antibody, is readily metabolized with the iodine-131-bound metabolite and is quickly excreted from the target cell. This means that full advantage is not taken of the eight-day half-life of the iodine-131 radionuclide, in this one particular disease. In contrast, yttrium-90 from administered yttrium-90 labeled LL2 has been shown to be retained inside lymphoma cells for long periods after antibody metabolism. For this reason, and also for reasons of greater efficacy against larger tumors and the potential for out-patient use due to lack of any associated gamma-ray emissions, the Company's scientists are developing yttrium-90-LL2 as a second-generation product (see "Government Grants"). The Company anticipates beginning a Phase I/II clinical trial early in calendar year 1998, or earlier.

         New Conjugation Methods

         During fiscal year 1997, the Company made additional progress in the development of new methods for the construction of immunoconjugates, utilizing the discovery of novel carbohydrate components on the variable region of the lymphoma targeting antibody, LL2, which facilitates the creation of more efficient immunoconjugates, and which appears to be appropriate for use with antibody fragments. These carbohydrate components are relatively distant from the antigen-binding site, representing novel conjugation sites, which would not interfere with the immunoreactivity of the antibody. This is significant because, to date, efforts to directly link antibodies and drugs have been limited by a resulting loss of the antibody's ability to bind to the cancer site. This work supports the Company's hypothesis that, by using antibody engineering techniques, this carbohydrate component can be "grafted" on the corresponding regions of different antibodies and used as a conjugation site for the attachment of drugs or radioisotopes with no adverse effects on immunoreactivity. Furthermore, the Company's scientists have been able to engineer this carbohydrate addition site on antibody fragments. The Company believes that this has the advantage of greater tumor penetration and less human immune response, potentially leading to the creation of fragment-based cancer therapeutics as a central part of the Company's future product development efforts. A patent was issued to the Company in August, 1995, relating to the use of one of these sites for conjugation. There can be no assurance, however, that these developments will lead to products that are successful for treating cancers in patients.

         Other Antibody-Directed Therapy Approaches

         The Company is continuing work on selective coupling of therapeutic site-specific agents onto engineered carbohydrate residues on antibody fragments. The proprietary antibody constructs offer the advantage of loading multiple therapeutic moieties onto antibody fragments at a particular site and in a manner, which is known not to interfere with antigen binding. The Company also is continuing to investigate "pre-targeting", whereby an antibody is administered first and then followed by a separate radionuclide administration. Secondary recognition groups are attached, one to the targeting antibody and the other to the radionuclide, such that the radionuclide is localized to the antibody pre-targeted to the tumor site. Using such methods in preclinical animal tumor models, target-to-blood uptake ratios of radionuclide have been improved by orders of magnitude compared to the antibody radiolabeled in the conventional manner. The advantage of markedly increased target-to-blood ratios is somewhat offset by the greater complexity involved in multiple administration and timing of reagents. Accordingly, there can be no assurance at the present time that this "pre-targeting" approach will offer a practical alternative for radioimmunotherapy.

         Peptides

         During fiscal year 1997, the Company continued to improve its proprietary methods for technetium-99m radiolabeling of peptides, which were successfully developed in fiscal year 1996, up to clinical-scale levels using single vial kits. These automated synthetic methods will be generally applicable to the preparation of radioconjugates of other diverse chelate-peptides, and will enable rapid evaluation of different peptide-receptor systems directly with peptide analogs labeled with technetium-99m, the optimum imaging radionuclide. This technology has been applied to the preparation of analogs of somatostratin and has demonstrated reagent utility in preclinical IN VIVO models. In related work, similar novel synthetic methods have also been used to prepare chelate-peptide conjugates which can be radiolabeled with indium-111 and yttrium-90.

         Intraoperative Cancer Detection

         The Company has been developing intraoperative cancer detection applications with CEA-Scan, utilizing hand-held, radiation-detecting probes. The Company has learned that surgeons have successfully used CEA-Scan in this way, within 48 hours of its injection and external imaging. A U.S. patent was issued in 1990 to the Company for this and endoscopic applications, and another important patent will soon be issued. The company is planning additional clinical trials in support of gaining regulatory approval for this new intraoperative use of CEA-Scan. However, there can be no assurance that such clinical trials or regulatory filings will be successful.

         Government Grants

         During fiscal year 1997, the Company was awarded a phase I Small Business Innovation Research ("SBIR") grant from the National Cancer Institute ("NCI") of the National Institutes of Health, for $100,000, for therapy applications using the Company's antibodies. The grant covers the development of radioiodinated antibodies, prepared using novel chemistries, from which the iodine-131 is retained for extended periods inside tumor cells (like yttrium-90) for enhanced radioimmunotherapy. Also during fiscal year 1997, the Company was awarded a SBIR Phase I grant for $100,000 supporting the development of an antibody-targeted drug for the treatment of PCP (see "IN VIVO Imaging Products").

RELATIONSHIP WITH THE CENTER FOR MOLECULAR MEDICINE AND IMMUNOLOGY

         The Company's product development has involved, to varying degrees, CMMI, a specialized cancer research center, for the performance of certain basic research and patient evaluations. CMMI is a not-for-profit corporation funded primarily by grants from the NCI. CMMI was previously located adjacent to the Company's former Newark, New Jersey manufacturing facility (Newark Facility), but in November, 1996, moved to improved facilities in Belleville, New Jersey. Dr. David M. Goldenberg, Chairman of the Board and Chief Executive Officer of the Company, is the founder, current President and a member of the Board of Trustees of CMMI. Dr. Goldenberg devotes more of his time working for CMMI than for the Company. Certain consultants to the Company have employment relationships with CMMI, and Drs. Carl Pinsky and Hans Hansen, officers of the Company, are adjunct members of CMMI. Despite these relationships, CMMI is independent of the Company, and CMMI's management and fiscal operations are the responsibility of CMMI's Board of Trustees (see "Certain Relationships and Related Transactions").

         CMMI performs pilot and pre-clinical trials in product areas of importance to the Company. In addition, CMMI and its clinical subsidiary, The Garden State Cancer Center, conduct basic research and patient evaluations in a number of areas of potential interest to the Company, the results of which are made available to the Company pursuant to a collaborative research and license agreement.

         Effective July, 1995, the Company amended its license agreement with CMMI to assist CMMI in complying with Internal Revenue Service criteria for its then recently completed tax-exempt financing. Under the terms of the amended license agreement, the Company has the right of first negotiation to obtain exclusive, worldwide licenses from CMMI to manufacture and market potential products and technology covered by the license agreement under terms representing fair market price, to be negotiated in good-faith at the time the license is obtained. To date, no products have been licensed from CMMI. The Company retains licensing rights to inventions made during the term of the agreement for a period of five years from the time of disclosure. The amended license agreement terminates on December 31, 1999, with the Company having the right to seek good-faith negotiation to extend the agreement for an additional five-year period.

         The potential for conflicts of interest exists in the relationship between the Company and CMMI, and the provisions of the agreement between the Company and CMMI have been designed to prevent such conflicts from occurring. The Company and CMMI have agreed that neither will have any right, title or interest in or to the research grants, contracts or other agreements obtained by the other. The decision as to whether a potential product has reached the stage of development such that it must be offered by CMMI to the Company is made by the Board of Trustees of CMMI, and Dr. Goldenberg has agreed not to participate in the determination of any such issue. Similarly, the decision by the Company as to whether or not to exercise its right of first negotiation or release of any potential product offered by CMMI is determined by a majority vote of the Board of Directors (or a subcommittee thereof), and Dr. Goldenberg has agreed not to participate in the determination of any such issue.

         The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amount of approximately $69,000, $64,000 and $57,000 during the years ended June 30, 1997, 1996 and 1995, respectively. The Company also provides, at no cost to CMMI, laboratory materials and supplies in connection with research conducted in areas of potential interest to the Company.

         During the years ending June 30, 1997, 1996 and 1995 the Board of Directors of the Company made grants to CMMI of $200,000, $200,000 and $300,000, respectively, to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI. Pursuant to a collaborative research and license agreement, dated as of January 21, 1997, between the Company and CMMI, the Company has agreed to pay CMMI an annual license fee of $200,000.

BUSINESS RISKS

         The Company's products are in various stages of development and face a high degree of technological, regulatory and competitive risk. In addition, the Company's products must be approved for marketing by regulatory agencies such as the FDA (with the exception of CEA-Scan and LeukoScan, which have been licensed as discussed above), and no assurance can be given as to if or when such approvals could be forthcoming. Product discovery and development activities require substantial cash outlays. At least until CEA-Scan and/or LeukoScan are successfully commercialized, future revenues will be dependent in large part upon the Company entering into new arrangements with collaborative partners and upon public and private financings. In addition, the Company has only recently established a sales and marketing organization, including the addition of specialized salesforces in the U.S. and Europe (see "Marketing and Sales"). No assurance can be given that the Company's manufacturing costs will be economically viable, or that the Company can develop an effective sales and marketing strategy to effectively promote any marketed product.

         The risks discussed herein reflect the Company's immediate stage of development. Inherent in this stage is a range of additional risks, including the Company's history of losses and the need for, and uncertainty of, obtaining future financing. The Company also faces numerous risks stemming from the nature of the biopharmaceutical industry, including the risk of competition and competing patents, the risk of regulatory change, including potential changes in health care coverage, and uncertainties associated with obtaining and enforcing patents and proprietary technology, among others.

MARKETING AND SALES

         IN VIVO Products

         The Company's marketing strategy initially consisted of forming corporate alliances with pharmaceutical companies for the sale and distribution of its proposed IN VIVO imaging and therapeutic products, whereby the partner's established marketing, sales and distribution networks would minimize the Company's need to expend funds to develop these areas of expertise. However, the Company now believes that development of its own salesforce, complementary to those of its partners, will be necessary to increase the likelihood of maximizing market penetration for its products.

         In March, 1995, the Company entered into a license agreement with Mallinckrodt Medical B.V., pursuant to which Mallinckrodt Medical B.V., markets, sells and distributes CEA-Scan throughout Western Europe and in specified Eastern European countries, subject to receipt of regulatory approval in the specified countries. The Company manufactures CEA-Scan, for which Mallinckrodt Medical B.V., pays the Company a pre-determined percentage of the net selling price.

         In April, 1996, the Company entered into a Marketing and Distribution Agreement with Mallinckrodt Medical, Inc., pursuant to which Mallinckrodt Medical, Inc., markets, sells and distributes CEA-Scan for use in colorectal cancer diagnostic imaging in the U.S. on a consignment basis, and is required to commit financial resources to this effort. The Company retains manufacturing and co-promotional rights, pays Mallinckrodt Medical, Inc., a pre-determined amount or percentage of the net selling price, and is allowed to commit additional financial resources to promotional activities. In connection therewith, the Company has entered into an agreement with MMD Specialty Services, Inc. ("MMD") pursuant to which MMD will provide the Company, during fiscal year 1998, with a full-time oncology sales force for the marketing and sale of CEA-Scan in the United States.

         The Company has not been satisfied with the performance of Mallinckrodt Medical B.V., or Mallinckrodt Medical, Inc., (collectively, the "Mallinckrodt Affiliates") under the respective agreements. This has raised a number of issues which have been the subject of meeting and correspondence between the parties. If these issues cannot be resolved, the Company may have no alternative but to terminate the agreements with the Mallinckrodt Affiliates for what it believes to be cause under those respective agreements. Meanwhile, the Company is exploring potential relationships with new distributors for CEA-Scan in the United States and Europe. At the same time, working with its marketing consultant, the Company has been building, directly and through MMD, an oncology sales and marketing force in the United States. See "Legal Proceedings".

         The Company is currently negotiating with several companies for marketing and distribution rights to CEA-Scan in Canada.

         In connection with the launch of LeukoScan in Europe, which occurred in April, 1997, the Company has retained all marketing, selling and distribution of the product and is in the process of adding personnel to assist in this effort. Accordingly, the Company has moved its European operations to new facilities in Hillegom, The Netherlands.

         The Company's intent, possibly in collaboration with another corporate partner, is to combine LymphoScan with the Company's proposed lymphoma therapy product, LymphoCide, as companion detection/therapy clinical applications to focus on disease management for lymphoma patients.

MANUFACTURING

         To date, the Company has manufactured all materials used in its clinical trial programs and currently manufactures CEA-Scan and LeukoScan for commercial use. The Company performs antibody processing and purification of its clinical products at its Morris Plains, New Jersey, facility (see "Properties"). The Company has agreed to manufacture and supply all of Mallinckrodt Medical, Inc.'s and Mallinckrodt Medical B.V.'s requirements for CEA-Scan, subject to certain conditions and limitations, and will receive transfer fees in consideration therefore (see "Marketing and Sales"). The Company has entered into a manufacturing agreement with SP Pharmaceuticals, formerly the Oncology Division of Pharmacia & Upjohn, pursuant to which SP Pharmaceuticals performs certain end-stage portions of the manufacturing process. Under the terms of such agreement, the Company pays according to an established price structure for these services. The Company has identified and qualified a second entity to perform similar end-stage manufacturing and is presently negotiating an agreement with such entity.

         In February, 1997, the Company closed its Newark, New Jersey, manufacturing facility and moved these operations to the Company's Morris Plains headquarters, which also houses regulatory, medical, research and development, finance, marketing and executive offices (see "Properties"). The Company has now scaled-up to commercial levels its antibody purification and fragmentation manufacturing processes. The new manufacturing facility consists of four independent antibody-manufacturing suites, several support areas, and a quality control ("QC") laboratory. Start-up validation and inspection of the new facility has been completed, encompassing the adoption of a new, more efficient manufacturing process. However, there can be no assurance at this time that the regulatory authorities will approve this facility in a timely manner to meet the manufacturing needs of the Company.

         The Company's proposed monoclonal antibody products are currently derived from ascites fluid produced in mice, and the Company has entered into an agreement with a third-party supplier for the production of ascites fluid. Although CEA-Scan has been approved in the U.S., Canada, and Europe, and LeukoScan has been approved in Europe, regulatory authorities, particularly in Europe, have expressed concerns about the use of ascites for the production of monoclonal antibodies. The Company believes that its current quality control procedures help ensure the purity of the ascites used in its products, but there can be no assurance that the regulatory authorities will agree that these procedures will be adequate for future products. The Company's effort to convert to cell culture production for certain monoclonal antibodies is progressing. Products manufactured by cell culture processes will require regulatory approval for this substantial change in process, and will require additional manufacturing equipment and resources for this effort.

PATENTS AND PROPRIETARY RIGHTS

         The Company actively pursues a policy of seeking patent protection, both in the United States and abroad, for its proprietary technology. The Company has a diverse patent portfolio for its IN VIVO diagnostic products, currently consisting of 35 issued United States patents and 193 issued foreign patents, with 29 United States patent applications pending, of which 8 have been allowed, and 120 foreign patent applications pending, of which 2 have been allowed. Included in the foregoing are 8 United States patents and their foreign counterparts, to which the Company has rights pursuant to an exclusive license granted by Dr. Goldenberg. The Company also has certain rights with respect to patents and patent applications owned by CMMI, by virtue of a license agreement between the Company and CMMI.

         The Company owns or has licensed patents that contain broad claims covering significant aspects of current radioimmunodetection technology for tumor imaging with radiolabeled antibodies and antibody fragments. These United States issued patents expire beginning in 1999, subject to extension under certain circumstances. The Company's patents also contain broad claims relating to tumor therapy with radiolabeled antibodies and antibody fragments. These patents contain claims covering the Company's potential IN VIVO cancer imaging and therapeutic products currently under development.

         In March, 1997, the Company was issued a U.S. patent with claims to methods of treating infection and autoimmune disease with a combination of antibody-targeted drugs and cytokines to mitigate side effects. At the same time, a Japanese patent was issued to the Company covering a class of highly specific antibodies to the tumor-associated marker CEA, their use for detection of the CEA-specific antigen in body fluids and tissues, and for the imaging and treatment of cancers expressing the CEA marker.

         In May, 1997, the Company was issued a U.S. patent covering antibody-targeted imaging and therapy using chimeric antibodies, which are proteins engineered to resemble human antibodies but having binding regions derived from non-human mammals.

         In June, 1997, the Company was issued two U.S. patents, the first with claims to an agent for imaging a tumor or an infection, for which the agent is efficiently excreted. With resulting inhibited kidney uptake, target sites in proximity to the kidneys can be detected more easily. The second patent claims methods of diagnosis and therapy of infections using an agent that can bind to more than one kind of white blood cell. The enhanced binding capability can help to more efficiently target a diagnostic or therapeutic component of the agent to the infection.

         In July, 1997, the Company was issued a U.S. patent covering new methods and agents for the imaging and detection of cardiovascular lesions, such as atherosclerotic plaques, vascular clots (including thrombi and emboli) and myocardial infarcts. This patent's claims involve the use of an antibody conjugate targeted to monocytes or to other antigens present at the disease site, such as platelets or fibrin.

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

         Further, pursuant to the Employment Agreement, Dr. Goldenberg will receive incentive compensation of 0.5% on the first $75,000,000 of all defined Annual Net Revenue of the Company and 0.25% on all such Annual Net Revenue in excess thereof (collectively "Revenue Incentive Compensation"). Annual Net Revenue includes the proceeds of certain dispositions of assets or interests therein (other than defined Undeveloped Assets), including defined Royalties, certain equivalents thereof and, to the extent approved by the Board, non-royalty license fees. Revenue Incentive Compensation will be paid with respect to the period of Dr. Goldenberg's employment, and two years thereafter, unless he unilaterally terminates his employment without cause or he is terminated by the Company for cause. With respect to the period that Dr. Goldenberg is entitled to receive Revenue Incentive Compensation on any given products, it will be in lieu of any other percentage compensation based on sales or revenue due him with respect to such products under this Agreement or the existing License Agreement between the Company and Dr. Goldenberg. With respect to any periods that Dr. Goldenberg is not receiving such Revenue Incentive Compensation for any products covered by patented Goldenberg Discoveries or by certain defined Prior Inventions of Dr. Goldenberg, he will receive 0.5% on cumulative annual net sales of, royalties on, certain equivalents thereof, and, to the extent approved by the Board, other consideration received by the Company for such products, up to a cumulative annual aggregate of $75,000,000 and 0.25% on any cumulative Annual Net Revenue in excess of $75,000,000 (collectively "Incentive Payments"). A $100,000 annual minimum payment will be paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments ("Annual Minimum Payment") and the License Agreement (discussed above).

         Dr. Goldenberg also will receive a percent, not less than 20%, to be determined by the Board, of net consideration (including license fees) which the Company receives for any disposition, by sale, license or otherwise (discussions directed to which commence during the term of his employment plus two years) of any defined Undeveloped Assets of the Company which are not budgeted as part of the Company's strategic plan.

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

         Pursuant to a License Agreement dated July 7, 1983, the Company must pay to Dr. F. James Primus, a co-inventor with Dr. Goldenberg of certain monoclonal antibodies and immunoassays which are the subject matter of a U.S. patent and foreign counterparts thereof that are owned jointly by Drs. Primus and Goldenberg, a royalty in the amount of 0.25% of the first $20,000,000 of annual net sales of certain products utilizing a CEA-specific antibody (e.g., CEA-Scan), and 0.125% of annual net sales of such products in excess of $20,000,000.

         The Company has entered into patent license agreements with non-affiliated companies, pursuant to which the Company granted to the licensee, for an initial non-refundable fee plus royalties, a non-exclusive license under the Company's patents to manufacture and sell certain cancer imaging products. To date, no royalties have been received under these licenses. In addition, the Company has sought to enter into patent license agreements with companies that may be developing or marketing products that could infringe on one or more of the patents which the Company owns or has licensed. In certain situations, such companies have declined to enter into license agreements with the Company and have raised questions as to the scope and validity of certain of the Company's patents. Discussions are continuing with these companies and the Company intends to vigorously protect and enforce its patent rights. Although there can be no assurances as to the outcome of any patent disputes, the Company believes that its patents are valid and will be upheld if challenged.

         In November, 1996, the Company filed an infringement action in The Netherlands against Hoffmann-La Roche for infringement of the Company's European patent covering specific anti-CEA antibodies, which Roche is using in its CEA immunoassay. The patent also covers the antibody, which the Company uses in its CEA-Scan imaging product. The Company is seeking an injunction prohibiting sale of Roche's assay in The Netherlands and other European Union countries in which the Company's European patent has been issued. Roche has denied infringement and has filed nullity proceedings in The Netherlands and in Germany, seeking to invalidate the Company's patents in those countries. The Company has filed its Statement of Defense in the Dutch nullity action and expects to file shortly its German defense. Trial on the infringement action commenced in The Hague on August 8, 1997. There can be no assurance that the Company will prevail in the infringement suit or that its patents will survive the nullity actions, although the Company believes that Roche's infringement defense and nullity attacks are unlikely to succeed.

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

         The mark "IMMUNOMEDICS" is registered in the United States and 20 foreign countries, and the Company's logo also is registered in the United States and in several foreign countries. The mark "IMMUSTRIP" is registered in the United States and Canada. The mark "CEA-SCAN" is registered in the United States and 6 foreign countries, applications are pending in three foreign countries and an application for a European Community Trademark is pending. The mark "LEUKOSCAN" is registered in the United States and 11 foreign countries, applications are pending in 3 foreign countries, and an application for a European Community Trademark is pending. An application for the mark
"LYMPHOSCAN" is pending in the United States, the mark is registered in 7 foreign countries, applications are pending in 2 foreign countries, and an application for a European Community Trademark is pending. In addition, the Company has applied for registration in the United States for several other trademarks for use on products now in development or testing, and for corresponding foreign and/or European Community Trademarks for certain of those marks.

GOVERNMENT REGULATION

         The manufacture and marketing of pharmaceutical or biological products requires approval of the FDA and comparable agencies in foreign countries and, to a lesser extent, state regulatory authorities. In the United States, the regulatory approval process for antibody-based products, which are considered "biologics" under FDA regulations, is similar to that for any new drug for human use. The FDA has established mandatory procedures and safety standards that apply to the clinical testing, manufacturing and marketing of pharmaceutical products. Noncompliance with applicable requirements can result in fines, recalls or seizure of products, total or partial suspension of production, refusal of the FDA to approve product license applications or to allow the Company to enter into supply contracts, and criminal prosecution. The FDA also has the authority to revoke previously granted product licenses and establishment licenses.

         Generally, there is a substantial period of time between technological conception of a proposed product and its availability for commercial sale. The period between technological conception and filing of a Biologics License Application with the FDA is usually five to ten years for IN VIVO products and a minimum of two to three years for IN VITRO diagnostic products. The period between the date of submission to the FDA and the date of approval has averaged two to four years for IN VIVO products, although the approval process may take longer, as was the case with CEA-Scan.

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

         When Phase III studies are complete, the results of the pre-clinical and clinical studies, along with manufacturing information, are submitted to the FDA in the form of a BLA. The BLA involves considerable data collection, verification and analysis, as well as the preparation of summaries of the production and testing processes, pre-clinical studies and clinical trials. The BLA is submitted to the FDA for product marketing approval. The FDA must approve the BLA and manufacturing facilities before the product may be marketed. The FDA may also require post-marketing testing, including extensive Phase IV studies, and surveillance to monitor the effects of the product in general use. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may limit its market potential, and also make it difficult and expensive to administer.

         The Company seeks to have its proposed products, when applicable, designated as "Orphan Drugs" under the Orphan Drug Act of 1983. The Orphan Drug Act generally provides incentives to manufacturers to develop and market products to treat relatively rare diseases, i.e., diseases affecting fewer than 200,000 persons in the United States. The Company has received Orphan Drug designation for, among others, AFP-Scan, LymphoScan and LymphoCide, the Company's liver and germ cell imaging, lymphoma imaging and lymphoma therapeutic products, respectively, and for CEA-Scan for the diagnosis of medullary thyroid cancer. A drug that receives Orphan Drug designation and is the first product to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States for that claim for the product. However, a drug that is considered by the FDA to be different from a particular Orphan Drug is not barred from sale in the United States during this seven-year exclusive marketing period.

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

         The drug approval process is similar in other countries and is also regulated by specific agencies in each geographic area. Approval by the FDA does not ensure approval in other countries. Generally, however, products that are approved by the FDA in the U.S. will ultimately gain marketing approval in other countries, but may require considerable additional time to do so.

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

         EMPLOYEES

         As of September 26, 1997, the Company employed 91 persons on a full-time basis, 23 of whom are in research and development departments, 22 of whom are engaged in clinical research and regulatory affairs, 21 of whom are engaged in operations and manufacturing, and 25 of whom are engaged in finance, administration and marketing. Of these employees, 20 hold M.D., Ph.D. or other advanced degrees. In addition, through MMD, there are 14 sales representatives working in marketing. The Company believes that it has been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intensifying. The Company's employees are not covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is excellent.

ITEM 2--PROPERTIES

         The Company's headquarters is located at 300 American Road, Morris Plains, New Jersey, where it leases approximately 60,000 square feet. The Company has a seven-year lease expiring in May, 1999, plus two renewal periods for a total of 15 years, at a base annual rental of $471,000 through May, 1998 and $448,000 through May, 1999. The lease provides for an option to purchase the facility, subject to certain terms and conditions as specified in the lease. The Company's regulatory, medical, research and development laboratories, finance, marketing and executive offices are currently located in this facility, occupying approximately 40,000 square feet. The Company has also completed the construction and equipping of a 7,500 square-foot commercial-scale manufacturing facility at its Morris Plains headquarters, which consists of four independent antibody manufacturing suites, several support areas, and a QC laboratory (see "Manufacturing"). In addition, the Company's European subsidiary, Immunomedics Europe, leases executive office space in Hillegom, The Netherlands.

ITEM 3--LEGAL PROCEEDINGS

         Pursuant to its 1991 agreement with Adria Laboratories Division of Erbamont, Inc., which later became Pharmacia, Inc. and subsequently Pharmacia & Upjohn ("Pharmacia"), the Company granted to Pharmacia an exclusive license to market and sell CEA-Scan, AFP-Scan and LymphoScan products for certain specified indications in the United States and Canada. In June, 1994, the Company and Pharmacia, in the context of discussions directed towards restructuring their relationship, agreed to release Pharmacia from certain obligations, whereby the Company regained the marketing and selling rights and assumed financial responsibility for all future clinical, marketing and selling activities for LymphoScan and AFP-Scan. On August 2, 1995, the Company announced that its agreement with Pharmacia was terminated, and that the Company had regained the North American marketing and selling rights for CEA-Scan from Pharmacia. Subsequent to termination of the Agreement, the Company and Pharmacia were unable to agree on the amount of a final payment by Pharmacia to the Company to satisfy Pharmacia's remaining obligations. In June, 1996, the Company filed a claim against Pharmacia before the American Arbitration Association claiming damages for breach of contract and fiduciary duty in the amount of $60 million plus punitive damages. Arbitration proceedings commenced soon thereafter. Final closing arguments were made on September 17, 1997, and a decision should be forthcoming in the near future. The Company and its attorneys are unable at this time to predict the outcome of the case.

         As described in "Business-Marketing and Sales", the Company is attempting to resolve a number of outstanding issues with the Mallinckrodt Affiliates under the respective agreements with those entities. In the course of those attempts, the Company understood that the Mallinckrodt Affiliates had agreed in principle to the Company's request to the voluntary termination of the respective agreements and the return to the Company of all their rights thereunder with respect to CEA-Scan, with full cooperation during the transition period. However, the Mallinckrodt Affiliates are denying that there was any such agreement in principle, asserting that they are awaiting a proposal of definitive terms and conditions, including an exchange of general releases covering such termination, and further alleging breaches by the Company of the respective agreements and tortuous interference with the Mallinckrodt Affiliates' alleged contractual relationships. The Company does not believe that is has breached either of the agreements or that it has tortuously interfered with any alleged contractual relationships. Moreover, the Company is unwilling to give the releases demanded by the Mallinckrodt Affiliates without having the opportunity to evaluate the full extent of damages the Company may have suffered as a result of what it believes to be the failure of the Mallinckrodt Affiliates to perform their obligations under the agreements and has reserved all of its rights and remedies in connection therewith including the right to terminate the agreements and to damages, if the outstanding issues cannot otherwise be resolved.

         The Company is involved in various other claims and litigation arising in the normal course of business. Management believes that the outcome of such claims and litigation will not have a material adverse effect on the Company's financial position and results of operations.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of securities holders during the fourth quarter of fiscal year 1997.

                                 -------------

EXECUTIVE OFFICERS OF THE REGISTRANT

         The Executive Officers of the Company and their positions with the Company are as follows:

NAME                             AGE      POSITION WITH THE COMPANY
----                             ---      -------------------------

David M. Goldenberg              59       Chairman of the Board, CEO
                                          and Director

Hans J. Hansen                   64       Vice President,
                                          Research and Development

Carl M. Pinsky                   59       Vice President,
                                          Medical Affairs

Robert F. Komenda                58       Vice President,
                                          Finance & Administration,
                                          Treasurer and Chief Financial Officer

Joseph E. Presslitz              56       Vice President, Regulatory Affairs

         Each of the Executive Officers was elected as such by the Board of Directors of the Company and holds his office at the discretion of the Board of Directors or until his earlier death or resignation, except that Dr. Goldenberg holds his office pursuant to an employment agreement (See "Executive Compensation").

         Dr. David M. Goldenberg founded the Company in July, 1982, and since that time, has been Chairman of the Board of the Company. Dr. Goldenberg has served as Chief Executive Officer since February, 1994. He has also served as Chief Executive Officer of the Company from July, 1982, through July, 1992, and as Treasurer of the Company from July, 1996, until March, 1997. Dr. Goldenberg was Professor of Pathology at the University of Kentucky Medical Center from 1973 until 1983 and Director of such University's Division of Experimental Pathology from 1976 until 1983. From 1975 to 1980 he also served as Executive Director of the Ephraim McDowell Community Cancer Network, Inc., and from 1978 to 1980 he was President of the Ephraim McDowell Cancer Research Foundation, Inc., both in Lexington, Kentucky. Dr. Goldenberg is a graduate of the University of Chicago College and Division of Biological Sciences (S.B.), the University of Erlangen-Nuremberg (Germany) Faculty of Natural Sciences (Sc.D.), and the University of Heidelberg (Germany) School of Medicine (M.D.). He has written or co-authored more than 950 journal articles, book chapters and abstracts on cancer research, detection and treatment, and has researched and written extensively in the area of radioimmunodetection using radiolabeled antibodies. In addition to his position with the Company, Dr. Goldenberg is President of CMMI, an independent non-profit research center, and its clinical unit, the Garden State Cancer Center. He also holds the position of Adjunct Professor of Microbiology and Immunology with the New York Medical College in Valhalla, New York. In 1985 and again in 1992, Dr. Goldenberg received an "Outstanding Investigator grant" award from the National Cancer Institute ("NCI") for his work in radioimmunodetection, and in 1986 he received the New Jersey Pride Award in Science and Technology. Dr. Goldenberg was honored as the ninth Herz Lecturer of the Tel Aviv University Faculty of Life Sciences. In addition, he received the 1991 Mayneord 3M Award and Lectureship of the British Institute of Radiology for his contributions to the development of radiolabeled monoclonal antibodies used in the imaging and treatment of cancer. Dr. Goldenberg was also named the co-recipient of the 1994 Abbott Award by the International Society for Oncodevelopmental Biology and Medicine.

         Dr. Hans J. Hansen has been Vice President, Research and Development, since March 1987. Prior to joining the Company in 1985 as Director of Cell Biology, he was for three years the Director of Product Development at Ortho Diagnostic Systems, Inc., a subsidiary of Johnson & Johnson Corporation, where he developed monoclonal antibodies for the diagnosis of leukemia and other cancers. From 1969 to 1982, Dr. Hansen was with Hoffmann-La Roche in a variety of positions, becoming Director of the Department of Immunology in 1982. While at Hoffmann-La Roche, he developed the first IN VITRO diagnostic CEA immunoassay and had a major role in establishing its clinical importance in the diagnosis and management of cancer. Dr. Hansen has spent 38 years conducting clinical and basic research in the fields of cancer and autoimmune disease. His work has resulted in the issuance of eight United States patents and over 90 publications relating to cancer and autoimmune diseases.

         Dr. Carl M. Pinsky has been Vice President, Medical Affairs since May, 1989, focusing since 1996 in medical marketing activities. From August, 1988 through May, 1989, Dr. Pinsky was the Vice President, Medical Affairs of IMRE Corp., a pharmaceutical company. From 1985 through 1988, Dr. Pinsky was a Branch Chief and Chief Medical Officer at the Biological Response Modifiers Program ("BRMP") of the National Cancer Institute of the National Institutes of Health, where he directed a $25 million program of grants and contracts covering both basic science and clinical trials involving biological response modifiers. At the BRMP, Dr. Pinsky directed the formulation of the initial plan for NCI's extramural development of monoclonal antibodies. Following his formal training at the University of Pennsylvania (A.B.), Jefferson Medical College (M.D.) and the University of Kentucky Medical School (Intern/Resident), Dr. Pinsky has 31 years of diversified experience in basic and clinical cancer research, including 19 years at Memorial Sloan-Kettering Cancer Center, where he conducted major studies evaluating immunodeficiency in cancer patients and helped pioneer the development of immunotherapy for these patients.

         Mr. Robert Komenda has been Vice President, Finance and Administration, Treasurer, and Chief Financial Officer since March, 1997. Prior to joining the Company, Mr. Komenda was a consultant with the consulting firms of KPMG Baymark Strategies from September, 1995, until March, 1996, and Whitestone Associates from May, 1996, until February, 1997. From January, 1993, until May, 1995, Mr. Komenda was Chief Financial Officer of Colorado Prime, Inc., a food purveyor. From October, 1989, until January, 1993, Mr. Komenda was Chief Financial Officer of NuKote International, Inc., a manufacturing company. Mr. Komenda has a B.A. degree from Harvard College and an M.B.A. from Harvard Business School.

         Dr.  Joseph  E.  Presslitz  has  been  employed  by the  Company  since
February, 1992, and has served as Vice President, Regulatory Affairs since September, 1997, and prior thereto as Executive Director, Regulatory Affairs. From 1985 until 1992, he held the position of Director, International Regulatory Affairs at the Lederle Division of American Cyanamid. From 1980 until 1985, he was Director of Laboratories at Masti-Kure, Inc., a veterinary pharmaceutical company. Prior thereto, Dr. Presslitz spent nine years in research and development in the areas of infectious disease and rheumatology at Pfizer, Inc. He received his Ph.D. in biochemistry from St. Louis University, and post-doctoral training in molecular biology at the Massachusetts Institute of Technology.

                                     PART II
                                     -------

ITEM 5--MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


         The Company's Common Stock is traded on The Nasdaq National Market under the symbol "IMMU". The table below sets forth for the periods indicated the high and low sales prices for the Company's Common Stock, as reported by The Nasdaq Stock Market. As of September 23, 1997, there were approximately 1,200 holders of record of the Company's Common Stock.

FISCAL QUARTER ENDED                        HIGH                 LOW
-----------------------------------------------------------------------

September 30, 1995                         8 1/2                2 1/4
December 31, 1995                          8 1/4                3 3/4
March 31, 1996                            10 3/8                5 1/8
June 30, 1996                              9 7/8                6 1/2

-----------------------------------------------------------------------
September 30, 1996                        13                    6 3/8
December 31, 1996                          8 5/8                4 1/2
March 31, 1997                             7 3/8                3 5/8
June 30, 1997                              6 1/16               3 11/16

-----------------------------------------------------------------------


ITEM 6--SELECTED FINANCIAL DATA (FISCAL YEAR ENDED JUNE 30)

                                 1997        1996        1995        1994        1993
                               --------------------------------------------------------
                                          In thousands, except per share amounts

Total revenues                 $  3,841    $  1,700    $  3,189    $  4,237    $  5,055
Total operating expenses         17,775      15,000      14,593      19,293      14,482
Net loss prior to dividend      (13,934)    (13,300)    (11,404)    (15,056)     (9,427)
Dividends on preferred stock         13          --          --          --          --
Net loss                        (13,947)    (13,300)    (11,404)    (15,056)     (9,427)
Net loss per common share      $  (0.39)   $  (0.40)   $  (0.38)   $  (0.50)   $  (0.32)
Weighted average
Shares outstanding               35,445      32,904      30,098      30,051      29,420
Cash, cash equivalents and
Marketable securities          $ 15,024    $ 28,691    $ 22,814    $ 25,230    $ 41,813
Total assets                     22,635      35,720      28,224      31,833      46,165
Stockholders' equity (1)         17,446      31,153      23,629      27,392      42,622


(1) The Company has not paid cash dividends on its Common Stock since its inception.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Statements made in this Form 10-K, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the `safe harbor' provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors, including those identified in "Business" and elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

         Since its inception, the Company has been engaged primarily in the research and development and, more recently, the commercialization of proprietary products relating to the detection, diagnosis and treatment of cancer and infectious diseases. On June 28, 1996, the FDA licensed CEA-Scan for the detection of recurrent and/or metastatic colorectal cancer. On October 4, 1996, the European Commission granted marketing authorization for use of the product in the 15 countries comprising the European Union. On February 19, 1997, the Company received European Commission approval for LeukoScan for the diagnosis of osteomyelitis in long bones and in patients with diabetic foot ulcers. The product is currently under review by the FDA for the same indication approved in Europe, with the additional indication for diagnosis of acute, atypical appendicitis. On September 16, 1997, the Company received a notice of compliance from the HPB permitting it to market CEA-Scan in Canada for recurrent and metastatic colorectal cancer.

         The Company is also engaged in developing other biopharmaceutical products, which are in various stages of development and clinical testing. The Company has not achieved profitable operations and does not anticipate achieving profitable operations during fiscal year 1998. The Company will continue to experience operating losses until such time, if at all, that it is able to generate sufficient revenues from sales of CEA-Scan, LeukoScan, and its other proposed IN VIVO products. Further, the Company's working capital will continue to decrease until such time, if at all, that the Company is able to generate positive cash flow from operations or until such time, if at all, that the Company receives an additional infusion of cash from the sale of the Company's securities, from other financings or from corporate alliances to finance the Company's operating expenses and capital expenditures.

RESULTS OF OPERATIONS
FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

         Revenues for fiscal year 1997 were $3,841,000 as compared to $1,700,000 in fiscal year 1996, representing an increase of $2,141,000. The increase was principally due to product sales and an increase in research and development revenues, partially offset by lower interest income. Product sales and royalty revenue for fiscal year 1997 was $1,975,000 as compared to $186,000 in fiscal year 1996, representing an increase of $1,789,000, of which $1,332,000 is attributable to product sales. In addition, the Company received a license fee of $500,000 from a corporate partner. Research and development revenues for fiscal year 1997 were $620,000 as compared to $150,000 in fiscal year 1996, representing an increase of $470,000 which is mainly due to an increase in government grant income. Interest income in fiscal year 1997 as compared to fiscal year 1996 decreased by $236,000, primarily as a result of reduced levels of cash available for investment (see "Liquidity and Capital Resources").

         Total operating expenses for fiscal year 1997 were $17,776,000 as compared to $15,000,000 in fiscal year 1996, representing an increase of $2,776,000. Research and development costs increased by $610,000 as compared to fiscal year 1996 due to ongoing validation of the Company's new manufacturing facility and expenses related to the filing of the application to the FDA for approval of LeukoScan. General and administrative costs increased by $2,179,000 as compared to fiscal year 1996. This increase was principally due to legal expenses of $944,000 incurred in connection with a claim against Pharmacia & Upjohn, Inc. filed in June, 1996, marketing expenses for CEA-Scan of $674,000 and operating expenses for Immunomedics, B.V. of $488,000, which expenses were not significant in the prior year.

         Net loss for fiscal year 1997 was $13,947,000, or $0.39 per share, as compared to a net loss of $13,299,000, or $0.40 per share, in fiscal year 1996. The greater net loss resulted principally from higher general and administrative expense partially offset by product sales and increased royalty revenues, as explained above. The net loss per share for fiscal year 1997 was impacted by the higher weighted average number of shares outstanding during such period, as compared to fiscal year 1996, due to the conversion of the Company's preferred stock (see "Liquidity and Capital Resources").

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

         Revenues for fiscal year 1996 were $1,700,000 as compared to $3,189,000 in fiscal year 1995, representing a decrease of $1,489,000. The decrease was principally due to a decrease in research and development revenue resulting from the termination, in August, 1995, of the Development and License Agreement with Pharmacia. Accordingly, research and development revenues decreased by $1,728,500 to $150,000 in fiscal year 1996. In fiscal year 1995, these revenues totaled $1,878,500, of which $1,665,000 was received from Pharmacia. Partly offsetting the decline in research and development revenue was increased interest income of $254,000 in fiscal year 1996, as compared to fiscal year 1995, primarily as a result of higher levels of cash available for investment resulting from completion of two financing transactions (see "Liquidity and Capital Resources").

         Total operating expenses for fiscal year 1996 were $15,000,000 as compared to $14,593,000 in fiscal year 1995, representing an increase of $407,000. The increase was due to higher general and administrative expense, largely due to increases in consulting, recruiting and employee benefits expenses of $178,000, $102,000 and $96,000, respectively. The higher consulting expenses were primarily due to a strategic planning study undertaken in fiscal year 1996. The higher employee benefits expenses reflected higher payroll taxes, due in part to the exercise of stock options by employees, and higher expenses for executive life insurance for an executive officer of the Company. Research and development costs in fiscal year 1996 were essentially unchanged from fiscal year 1995.

         Net loss for fiscal year 1996 was $13,299,000, or $0.40 per share, as compared to a net loss of $11,404,000, or $0.38 per share, in fiscal year 1995. The greater net loss resulted principally from lower research and development revenue and increased general and administrative expense, as explained above. The net loss per share for fiscal year 1996 was impacted by the higher weighted average number of shares outstanding during such period as compared to fiscal year 1995, which increase was principally due to the conversion of the Company's preferred stock (see Liquidity and Capital Resources").

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company had working capital of $11,753,000, representing a decrease of $13,290,000 from June 30, 1996, and had no long-term debt other than certain lease obligations (see Note 11 of Notes to Consolidated Financial Statements). The decrease in working capital resulted principally from the funding of operating expenses and capital expenditures.

         On June 27, 1996, the Company completed an equity financing pursuant to Regulation S under the Securities Act of 1933 ("Regulation S"), pursuant to which several foreign investors purchased 200,000 shares of 5% Series D Convertible Preferred Stock (the "Series D Preferred") for $10,000,000. The terms of the transaction allowed the investors, at their discretion, to convert the Series D Preferred into shares of the Company's common stock during a twenty-four month period beginning in June, 1996, at a price equal to 89% of the average market price per share over a 20-day trading period surrounding the date of conversion. Dividends on the Series D Preferred were payable annually, commencing June 30, 1997, on all shares of Series D Preferred that have not been converted into common stock as of the dividend payment date. (In August, 1997, a dividend payment of $12,498 was made.) As of June 30, 1997, 195,001 shares of Series D Preferred had been converted into 1,733,439 shares of the Company's common stock. In August, 1997, the remaining 4,999 shares of Series D Preferred were converted into 62,332 shares of the Company's common stock.

         In addition, during fiscal year 1997, the remaining 28,415 shares of the Company's Series C Preferred Stock (the "Series C Preferred") were converted into 182,646 shares of the Company's common stock. The Company had issued an aggregate of 200,000 shares of the Series C Preferred in fiscal 1996 for $10,000,000.

         On August 2, 1995,  the  Company  announced  that its  Development  and
License Agreement with Pharmacia was terminated and that the Company had regained the North American marketing and selling rights for CEA-Scan from Pharmacia (see "Legal Proceedings").

         In February, 1994, the Company entered into a master lease agreement, which was subsequently amended, pursuant to which the Company may lease equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement are determined based on current market rates of interest at the inception of each equipment schedule take-down and are payable in monthly installments over a four-year period. The lease agreement contains an early purchase option, at an amount that is deemed to be fair value, exercisable no later than ninety days before the thirty-sixth installment is due. On November 1, 1996, December 9, 1996, and April 1, 1997 the Company exercised early purchase options on equipment leased on February 14, 1994, April 1, 1994, and June 1, 1994, respectively.

         Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default. As of June 30, 1997, the Company has leased equipment with a cost basis aggregating $1,247,000 under the master lease agreement and recorded lease expense for fiscal year 1997 of $497,000.

         The Company's liquid asset position, as measured by its cash, cash equivalents and marketable securities, was $15,024,000 at June 30, 1997, representing a decrease of $13,667,000 from June 30, 1996. It is anticipated that working capital and cash, cash equivalents, and marketable securities will decrease during fiscal year 1998 as a result of planned operating expenses and capital expenditures, offset in part by projected revenues from product sales in the U.S. and Europe. However, there can be no assurance as to the amount of revenues, if any, these products will provide. At present, the Company believes that its financial resources will be sufficient to fund operating expenses and capital expenditures through fiscal year 1998 based on reduced spending levels, if necessary. The Company intends to supplement its financial resources from time to time, as market conditions permit, through additional financing, bank loans and collaborative marketing and distribution agreements. In addition, the Company continues to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of its proprietary technology. At the present time, the Company is unable to determine whether any of these activities will be successful and, in such cases, the terms and timing of any definitive agreements or financing. There can be no assurance that the Company will be able to obtain additional funds in the future.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 establishes standards for computing and presenting earnings per share. In accordance with the effective date of SFAS 128, the Company will adopt SFAS 128 as of December 31, 1997. This statement is not expected to have a material impact on the Company's financial statements.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               IMMUNOMEDICS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                    June 30,        June 30,
                                                                      1997           1996
                                                                  ------------    -----------
ASSETS
Current Assets:
  Cash and cash equivalents                                       $  6,013,355     13,646,000
  Marketable securities                                              9,010,275     15,044,821
  Inventory                                                            690,695        193,672
  Other current assets                                               1,227,000        725,291
                                                                  ------------    -----------
    Total current assets                                            16,941,325     29,609,784

Property and equipment, net of accumulated
  depreciation of $4,852,000 and $5,372,000 at
  June 30, 1997 and June 30, 1996, respectively                      5,693,193      6,110,191
                                                                  ------------    -----------
                                                                  $ 22,634,518     35,719,975
                                                                  ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                   2,360,256      1,631,071
  Other current liabilities                                          2,827,970      2,935,698
                                                                  ------------    -----------
    Total current liabilities                                        5,188,226      4,566,769
                                                                  ------------    -----------
Commitments and contingencies
Stockholders' Equity:
  Preferred stock; $.01 par value, authorized 10,000,000 shares;
    Series C convertible, authorized 200,000 shares;
      issued and outstanding 28,415 shares at June 30,1996                  --            284
    Series D convertible, authorized 200,000 shares;
      issued and outstanding 4,999 and 200,000 shares
      at June 30, 1997 and June 30, 1996, respectively                      50          2,000
  Common stock; $.01 par value, authorized 70,000,000 shares at
    June 30, 1997 and 50,000,000 shares at June 30, 1996;
    issued and outstanding 36,297,170 and 34,305,485 shares
    at June 30, 1997 and June 30, 1996, respectively                   362,971        343,055
Capital contributed in excess of par                                93,111,855     92,894,349
Accumulated deficit                                                (76,027,392)   (62,080,861)
Accumulated net unrealized loss on securities                           (1,192)        (5,621)
                                                                  ------------    -----------
    Total stockholders' equity                                      17,446,292     31,153,206
                                                                  ------------    -----------
                                                                  $ 22,634,518     35,719,975
                                                                  ============    ===========

                               IMMUNOMEDICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                YEARS ENDED JUNE 30,
                                   --------------------------------------------
                                       1997            1996            1995
                                   ------------    ------------    ------------
REVENUES:
     Product sales and royalties   $  1,974,806    $    185,887    $    201,006
     Research and development ..        620,543         150,000       1,878,500
     Interest and other ........      1,246,118       1,364,205       1,109,721
                                   ------------    ------------    ------------
                                      3,841,467       1,700,092       3,189,227
                                   ------------    ------------    ------------

COSTS AND EXPENSES:
     Cost of goods sold ........         14,508          28,124          41,829
     Research and development ..     13,113,991      12,503,837      12,491,847
     General and administrative.      4,647,001       2,467,608       2,059,279
                                   ------------    ------------    ------------
                                     17,775,500      14,999,569      14,592,955
                                   ------------    ------------    ------------
Net loss prior to dividends ....    (13,934,033)    (13,299,477)    (11,403,728)
                                   ------------    ------------    ------------
Dividends ......................         12,498              --              --
Net loss .......................   $(13,946,531)   $(13,299,477)   $(11,403,728)
                                   ============    ============    ============
Net loss per common share ......   $      (0.39)    $     (0.40)   $      (0.38)
                                   ============    ============    ============
Weighted average number of
   common shares outstanding ...     35,445,033      32,903,764      30,097,584
                                   ============    ============    ============



          See accompanying notes to consolidated financial statements.


                                                         IMMUNOMEDICS, INC.

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                               CAPITAL
                                      CONVERTIBLE            COMMON            CAPITAL                   ACCUMULATED
                                    PREFERRED STOCK           STOCK          CONTRIBUTED                  UNREALIZED
                                  ----------------------------------------    IN EXCESS    ACCUMULATED   (LOSS)/GAIN
                                   SHARES    AMOUNT      SHARES    AMOUNT       OF PAR       DEFICIT    ON SECURITIES       TOTAL
                                  --------------------------------------------------------------------------------------------------
Balance, at June 30, 1994 .......       --  $    --   30,055,469  $300,555   $ 64,676,957  $(37,377,656)  $(204,435)   $27,395,421
 Issuance of convertible
  preferred stock (Series B), net  150,000    1,500           --        --      7,371,000            --          --      7,372,500
 Issuance of common stock
  in exchange for convertible
  preferred stock (Series B), net  (25,473)    (255)     544,116     5,441         (5,186)           --          --             --
 Exercise of options to ..........
  purchase common stock ...........     --       --       25,000       250         56,000            --          --         56,250
 Net unrealized gain on securities      --       --           --        --             --            --     208,732        208,732
 Net loss ........................      --       --           --        --             --   (11,403,728)         --    (11,403,728)
------------------------------------------------------------------------------------------------------------------------------------
Balance, at June 30, 1995 .......  124,527    1,245   30,624,585   306,246     72,098,771   (48,781,384)      4,297     23,629,175
 Issuance of common stock
  in exchange for convertible
  preferred stock (Series B), net (124,527)  (1,245)   2,000,584    20,006        (18,761)           --          --             --
 Issuance of convertible
  preferred stock (Series C), net  200,000    2,000           --        --      9,980,500            --          --      9,982,500
 Issuance of common stock
  in exchange for convertible
  preferred stock (Series C), net (171,585)  (1,716)   1,356,041    13,560        (11,844)           --          --             --
 Issuance of convertible
  preferred stock (Series D), net  200,000    2,000           --        --      9,980,500            --          --      9,982,500
 Exercise of options to
  purchase common stock ..........      --       --      324,275     3,243        865,183            --          --        868,426
 Net unrealized loss on securities      --       --           --        --             --            --      (9,918)        (9,918)
 Net loss ........................      --       --           --        --             --   (13,299,477)         --    (13,299,477)
------------------------------------------------------------------------------------------------------------------------------------
Balance, at June 30, 1996 .......  228,415    2,284   34,305,485   343,055     92,894,349   (62,080,861)     (5,621)    31,153,206
 Issuance of common stock
  in exchange for convertible
  preferred stock (Series C), net  (28,415)    (284)     182,646     1,826         (1,542)           --          --             --
 Issuance of common stock
  in exchange for convertible
  preferred stock (Series D), net (195,001)  (1,950)   1,733,439    17,334        (15,384)           --          --             --
 Exercise of options to
  purchase common stock ..........      --       --       75,600       756        234,432            --          --        235,188
 Dividend on preferred stock .....      --       --           --        --             --       (12,498)         --        (12,498
 Net unrealized gain on securities      --       --           --        --             --            --       4,429          4,429
 Net loss ........................      --       --           --        --             --   (13,934,033)         --    (13,934,033)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, at June 30, 1997 .......    4,999  $    50   36,297,170  $362,971   $ 93,111,855  $(76,027,392)   $ (1,192)  $ 17,446,292
===================================================================================================================================


                                    See accompanying notes to consolidated financial statements.

                                                                 31


                                                         IMMUNOMEDICS, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years ended June 30,
                                                                       ----------------------------------------------
                                                                             1997            1996            1995
                                                                       --------------  --------------  --------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
      Net loss                                                          $(13,946,531)   $(13,299,477)   $(11,403,728)
      Adjustments to reconcile net loss to net cash used in
          operating activities:
              Depreciation and amortization                                1,139,163         944,282         937,107
              Amortization of bond premium                                     7,245          61,632         113,318
              Changes in operating assets and liabilities:
                  Inventories                                               (497,023)       (193,672)          9,349
                  Other current assets                                      (501,709)        (37,617)        390,429
                  Accounts payable                                           716,687        (301,837)       (258,407)
                  Other Current Liabilities                                  (95,229)        273,297         416,102
                                                                        ------------    ------------    ------------
                  Net cash used in operating activities                  (13,177,397)    (12,553,392)     (9,795,830)
                                                                        ------------    ------------    ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
    Purchase of marketable securities                                    (36,095,876)    (32,047,487)    (11,639,212)
    Proceeds from maturities of marketable securities                     42,127,605      32,582,485      14,691,866
    Proceeds from sale of marketable securities                                   --              --         250,000
    Additions to property and equipment                                     (722,165)     (2,331,869)       (143,982)
                                                                        ------------    ------------    ------------
                  Net cash provided by (used in) investing activities      5,309,564      (1,796,871)      3,158,672
                                                                        ------------    ------------    ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Issuance of convertible preferred stock, net                                  --      19,965,000       7,372,500
    Exercise of stock options                                                235,188         868,426          56,250
                                                                        ------------    ------------    ------------
                  Net cash provided by financing activities                  235,188      20,833,426       7,428,750
                                                                        ------------    ------------    ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (7,632,645)      6,483,163         791,592
CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                           13,646,000       7,162,837       6,371,245
                                                                        ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, AT END OF YEAR                               $  6,013,355    $ 13,646,000    $  7,162,837
                                                                        ============    ============    ============


                                    See accompanying notes to consolidated financial statements.


                                                                 32

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS OVERVIEW

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The  consolidated   financial   statements   include  the  accounts  of
Immunomedics, Inc. and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

         The Company considers all highly liquid investments with maturities of three months or less, at the time of purchase, to be cash equivalents.

         The Company's investments in marketable securities are available for sale to fund its operations. The Company, subject to changes in market conditions, does not intend to hold all marketable securities to their maturity dates and, accordingly, the portfolio has been classified as a current asset. The portfolio primarily consists of U.S. government securities, corporate bonds, and equity securities.

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

INVENTORY

         Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. Inventory at June 30, 1997 and 1996 consists of the cost of vials of CEA-Scan which were produced following the Company's receipt on April 9, 1996 of an approvability letter from the U.S. Food and Drug Administration. Final marketing clearance for this product was received on June 28, 1996.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives (5-10 years) of the respective assets.

REVENUE RECOGNITION

         Payments received under contracts to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Payments received in advance, which are related to future performance, are deferred and recognized as revenue when the research projects are performed.

         Non-refundable payments received under licensing arrangements are recognized as revenue in the period in which they are received.

         Revenue from the sale of diagnostic products is recognized at the time of shipment.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed as incurred.

INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities relate to the expected future tax consequences of events that have been recognized in the Company's financial statements and tax returns. The Company has not recorded any tax benefits associated with its net deferred tax assets.

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

LONG-LIVED ASSETS TO BE DISPOSED OF

         In accordance with SFAS No. 121, the Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows. Adoption of SFAS No. 121 in fiscal 1997 did not have a material impact on the Company's consolidated financial position, operating results or cash flows.

EMPLOYEE STOCK OPTIONS

         Employee stock options are granted with an exercise price equal to the market price and, therefore, compensation expense is not recognized on the issuance of employee stock options. Effective July 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. For the fair value of the employee stock options issued, see Note 7.

FINANCIAL INSTRUMENTS

         The carrying amounts of cash, marketable securities, and other current assets and current liabilities approximate fair value due to the short-term maturity of these instruments.

3.       MARKETABLE SECURITIES

         The Company classifies securities for which there is not the positive intent and ability to hold to maturity as available-for-sale, and they are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity. The Company considers all of its current investments to be available-for-sale. Consequently, the Company has recognized an approximate $1,000 unrealized holding loss and a $6,000 unrealized holding loss as a separate component of stockholders' equity as of June 30, 1997 and 1996, respectively. Marketable securities at June 30, 1997 and 1996 consist of the following:



                                                                  FAIR MARKET  UNREALIZED HOLDING
JUNE 30, 1997                                      COST BASIS        VALUE         GAIN/(LOSS)
------------------------------------------------  ------------   ------------  ------------------
Securities with contractual maturities from date
of Acquisition of one year or less:

     U.S. Debt Securities                          $ 2,459,000   $  2,459,000       $     --
     Corporate Debt Securities                       6,437,000      6,437,000             --
                                                   -----------   ------------       --------
                                                   $ 8,896,000   $  8,896,000       $     --
                                                   ===========   ============       ========

Securities with contractual maturities from date of Acquisition of greater than one year:

    U.S. Debt Securities                           $   115,000   $    114,000       $ (1,000)
                                                   ===========   ============       ========

Total Marketable Securities                        $ 9,011,000   $  9,010,000       $ (1,000)
                                                   ===========   ============       ========




                                                                  FAIR MARKET  UNREALIZED HOLDING
JUNE 30, 1996                                      COST BASIS        VALUE         GAIN/(LOSS)
------------------------------------------------  ------------   ------------  ------------------
Securities with contractual maturities from date
of Acquisition of one year or less:

     U.S. Debt Securities                          $ 2,934,000   $  2,984,000       $ 50,000
     Corporate Debt Securities                       7,399,000      7,397,000         (2,000)
     Equity Securities                                 541,000        470,000        (71,000)
                                                   -----------   ------------       --------
                                                   $10,874,000   $ 10,851,000       $(23,000)
                                                   ===========   ============       ========

Securities with contractual maturities from date of Acquisition of greater than one year:

    U.S. Debt Securities                           $ 4,177,000   $  4,194,000       $ 17,000
                                                   ===========   ============       ========


Total Marketable Securities                        $15,051,000   $ 15,045,000       $ (6,000)
                                                   ===========   ============       ========


4.       OTHER CURRENT ASSETS

         Included in other current assets are trade accounts receivable of $559,000 and $3,000 at June 30, 1997 and 1996, respectively. Also included in other current assets is accrued interest income earned on marketable securities and cash equivalents of approximately $104,000 and $181,000 at June 30, 1997 and 1996, respectively. Further, included at June 30, 1997 and 1996 are prepaid expenses of $120,000 and $314,000, respectively.

5.       PROPERTY AND EQUIPMENT

         Property and Equipment consists of the following at June 30:

                                                1997            1996
                                            ------------    ------------

Machinery and equipment                     $  2,857,000    $  3,069,000
Leasehold improvements                         6,463,000       7,343,000
Furniture and fixtures                           637,000         548,000
Computer equipment                               588,000         522,000
                                            ------------    ------------
                                              10,545,000      11,482,000

Accumulated depreciation and amortization     (4,852,000)     (5,372,000)
                                            ------------    ------------
                                            $  5,693,000    $  6,110,000
                                            ============    ============


Fully amortized property and equipment totaling $1,553,000 were retired in fiscal year 1997.

6.       OTHER CURRENT LIABILITIES

         Included in other current liabilities are amounts payable to medical institutions participating in the Company's clinical trial programs of approximately $458,000 and $546,000 at June 30, 1997 and 1996, respectively. Also included are amounts payable to various legal counsel of approximately $417,000 and $177,000, and accrued health insurance liabilities of approximately $239,000 and $246,000 at June 30, 1997 and 1996, respectively. Further, included at June 30, 1997 and 1996 is $892,000 and $1,042,000, respectively, received from a former corporate partner for the funding of ongoing clinical trials (see
Note 10).

7.       STOCKHOLDERS' EQUITY

         The Certificate of Incorporation of the Company authorizes 10,000,000 shares of preferred stock at $.01 par value per share. The preferred stock may be issued from time to time in one or more series, with such distinctive serial designations, rights and preferences as shall be determined by the Board of Directors.

         On September 29, 1995, the Company completed an equity financing pursuant to Regulation S under the Securities Act of 1933 ("Regulation S"), pursuant to which several foreign investors purchased 200,000 shares of non-dividend paying Series C Convertible Preferred Stock (the "Series C Preferred") for $10,000,000. The terms of the transaction allowed the investors, at their discretion, to convert the Series C Preferred into shares of the Company's common stock during a twenty-two month period beginning in September 1995, at pre-determined discounts from the average market price per share over a 30-day trading period surrounding the date of conversion. As of June 30, 1997, all 200,000 shares of Series C Preferred had been converted into 1,538,687 shares of the Company's common stock.

         On June 27, 1996, the Company completed an equity financing pursuant to Regulation S, pursuant to which several foreign investors purchased 200,000 shares of 5% Series D Convertible Preferred Stock (the "Series D Preferred") for $10,000,000. The terms of the transaction allowed the investors, at their discretion, to convert the Series D Preferred into shares of the Company's common stock during a twenty-four month period beginning in June, 1996, at a price equal to 89% of the average market price per share over a 20-day trading period surrounding the date of conversion. As of June 30, 1997, 195,001 shares of Series D Preferred had been converted into 1,733,439 shares of the Company's common stock. In August, 1997, the remaining 4,999 shares of Series D Preferred were converted into 62,332 shares of common stock.

         Under the terms of the Company's 1983 Stock Option, as amended (the "1983 Plan"), stock options were granted to employees and members of the Board of Directors, as determined by the Compensation Committee of the Board of Directors, at fair market value, become exercisable at 25% per year on each of the first through fourth anniversaries of the date of grant, and terminate if not exercised within ten years. In June, 1993, the 1983 Plan expired, although options granted under the 1983 plan which have not terminated may continue to be exercised. On November 5, 1992, at the Company's Annual Meeting of Stockholders, adoption of the Company's 1992 Stock Option Plan (the "1992 Plan") was ratified. The basic terms of the 1992 Plan are substantially similar to those under the Company's 1983 Plan. Under the 1992 Plan, 3,000,000 shares were originally reserved for possible future issuance upon exercise of stock options, of which 962,975 were still available at June 30, 1997 for future grant. At June 30, 1997, 3,127,125 shares of common stock were reserved for possible future issuance upon exercise of stock options outstanding and future stock option grants.

         Pursuant to the terms of the 1992 Plan, each outside Director of the Company who was a Director on July 1 is granted, on the first business day of July of each year, an option to purchase 10,000 shares of the Company's common stock, subject to reduction if such individual was a Director for less than 12 months, at fair market value at the date of grant. On July 1, 1997, 40,000 stock options were granted to these Directors, and on June 25, 1997, the Company granted 10,000 stock options to a Director who joined the Board on such date.

         On April 11, 1995, the Compensation Committee of the Board of Directors granted the Company's employees the opportunity to terminate their existing options and receive new options at fair market value of the Company's common stock on April 11, 1995, with a corresponding recommencement of vesting. Accordingly, options to purchase 790,000 shares were terminated and an equal number of new options were issued, which is reflected in the following table.

         The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and applies APB Opinion No. 25 in accounting for its plans and, accordingly, has not recognized compensation cost for stock option plans and stock purchase plans in its financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net loss would have been changed to the pro forma amounts indicated below:

--------------------------------------------------------------------------------
                                                 1997             1996
--------------------------------------------------------------------------------
Net loss-as reported                      $   13,946,531   $   13,299,477
Net loss-pro forma                            14,225,532       13,463,193
Net loss per share-as reported                       .39              .40
Net loss per share-pro forma                         .40              .41
--------------------------------------------------------------------------------

         The fair value of the stock options granted in 1997 and 1996 is estimated at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997 and 1996; dividend yield of 0%; expected volatility of 42%; a risk-free interest rate of 6.5%; and expected lives of 9.9 years.

         The pro forma effects on net income (loss) and earnings (loss) per share for 1997 and 1996 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extends beyond the reported years.

         Information concerning options for the years ended June 30, 1997, 1996 and 1995 is summarized as follows:

Option Price Plan
                                            FISCAL  1997
                                     SHARES         OPTION PRICE RANGE
                                     ------         ------------------

Outstanding, July 1, 1996          2,280,475          $2.25 - 10.75
Granted                              552,000           4.75 - 12.88
Exercised                            (75,600)          2.25 -  3.63
Terminated                          (536,625)          2.31 - 12.88
                                  ----------
Outstanding, June 30, 1997         2,220,250           2.25 - 12.88
                                  ==========          =============
Exercisable, June 30, 1997           842,625
                                  ==========

                                            FISCAL  1996
                                     SHARES         OPTION PRICE RANGE
                                     ------         ------------------

Outstanding, July 1, 1995          1,800,000          $2.25 - 10.75
Granted                              890,500           2.31 -  9.50
Exercised                           (324,275)          2.25 -  6.75
Terminated                           (85,750)          2.63 -  6.63
                                  ----------
Outstanding, June 30, 1996         2,280,475           2.25 - 10.75
                                  ==========          =============
Exercisable, June 30, 1996           569,475
                                  ==========

                                            FISCAL  1995
                                     SHARES         OPTION PRICE RANGE
                                     ------         ------------------

Outstanding, July 1, 1994          1,655,750          $2.25 - 10.75
Granted                            1,214,000           2.63 -  3.38
Exercised                            (25,000)                  2.25
Terminated                        (1,044,750)          2.25 -  9.13
                                  ----------
Outstanding, June 30, 1995         1,800,000           2.25 - 10.75
                                  ==========          =============
Exercisable, June 30, 1995           558,750
                                  ==========

8.       INCOME TAXES

         The Company utilizes SFAS No. 109 to account for income taxes. Pursuant to the accounting standard, the tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets as of June 30, 1997 and 1996 are presented below:


                                           1997            1996
                                       ------------    ------------
Deferred tax assets:

   Net operating loss carry forwards   $ 29,210,000    $ 24,362,000
   Research and development credits       3,830,000       3,253,000
   Property and equipment                   500,000         293,000
   Other                                    565,000         422,000
                                       ------------    ------------

Total                                    34,105,000      28,330,000

Valuation allowance                     (34,105,000)    (28,330,000)
                                       ------------    ------------
Net deferred taxes                     $         --    $         --
                                       ============    ============


         The valuation allowances for fiscal years 1997, 1996 and 1995 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. The valuation allowances as of June 30, 1997, 1996 and 1995 include $5,775,000, $6,250,000 and $4,851,000 relating to fiscal years 1997, 1996 and 1995 operations, respectively.

         At June 30, 1997, the Company has available net operating loss carryforwards for federal income tax reporting purposes of approximately $73,845,000 which expire beginning in fiscal year 1998. The Company made no payments of federal or state income taxes during fiscal years 1997, 1996 and 1995.

9.       RELATED-PARTY TRANSACTIONS

         The Center for Molecular Medicine and Immunology ("CMMI") is a not-for-profit corporation established in 1983 by Dr. David M. Goldenberg, Chairman of the Board, Chief Executive Officer and the major shareholder of the Company. CMMI is devoted primarily to cancer research.

         Dr. Goldenberg currently serves as the President of CMMI pursuant to an employment agreement and devotes substantially more of his working time to CMMI than to the Company. Allocations between CMMI and the Company regarding research projects are overseen by the Board of Trustees of CMMI and the Board of Directors of the Company, excluding Dr. Goldenberg, to minimize potential conflicts of interest. Certain employees of CMMI serve as consultants to the Company.

         CMMI is currently conducting basic research and patient evaluations in a number of areas of potential interest to the Company. Effective July, 1995, the Company amended its license agreement with CMMI to assist CMMI in complying with Internal Revenue Service criteria for its then recently completed tax-exempt financing. Under the original terms of the license agreement, the Company had the right to an exclusive, worldwide license to manufacture and market potential products developed by CMMI (other than those funded by third parties) for specified royalty payments and on other specified terms. Under the amended license agreement, the Company maintains the right of first negotiation to obtain exclusive, worldwide licenses from CMMI to manufacture and market potential products and technology covered by the license agreement under terms representing fair market price, to be determined at the time the license is obtained. The Company retains licensing rights to inventions made during the term of the agreement for a period of five years from the time of disclosure.

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

         The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amount of approximately $69,000, $64,000 and $57,000 during the years ended June 30, 1997, 1996 and 1995, respectively. The Company also provides CMMI with laboratory materials and supplies in connection with research conducted in areas of potential interest to the Company at no cost to CMMI.

         During the years ended June 30, 1997, 1996 and 1995, the Board of Directors of the Company authorized grants to CMMI of $200,000, $200,000 and $300,000, respectively, to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI. Pursuant to a collaborative research and license agreement, dated as of January 21, 1997, between the Company and CMMI, the Company has agreed to pay CMMI an annual license fee of $200,000.

10.      LICENSE AND DISTRIBUTION AGREEMENTS

         On August 2, 1995, the Company announced that its Development and License Agreement with Pharmacia, Inc. (which subsequently became Pharmacia & Upjohn Inc.--"Pharmacia") was terminated and that the Company regained the North American marketing and selling rights for CEA-Scan. The Company and Pharmacia were subsequently unable to agree on the amount of a final payment by Pharmacia to the Company to satisfy Pharmacia's remaining obligations. In June, 1996, the Company filed a claim against Pharmacia before the American Arbitration Association, claiming damages for breach of contract and fiduciary duty in the amount of $60 million plus punitive damages. Payments previously received from Pharmacia to fund ongoing clinical trials for CEA-Scan are being recorded as income as the trials are conducted.

         In March, 1995, the Company entered into a license agreement with Mallinckrodt Medical (Mallinckrodt), pursuant to which Mallinckrodt markets, sells and distributes CEA-Scan throughout Western Europe and in specified Eastern European countries, subject to receipt of regulatory approval in the specified countries. The Company manufactures CEA-Scan, for which Mallinckrodt pays the Company a pre-determined percentage of the net selling price.

         In April, 1996, the Company entered into a Marketing and Distribution Agreement with Mallinckrodt Medical, Inc., pursuant to which Mallinckrodt Medical, Inc. markets, sells and distributes CEA-Scan for use in colorectal cancer diagnostic imaging in the U.S. on a consignment basis, and is required to commit financial resources to this effort. The Company retains manufacturing and co-promotional rights, pays Mallinckrodt Medical, Inc. a pre-determined amount or percentage of the net selling price, and is allowed to commit additional financial resources to promotional activities. The Company is currently attempting to resolve a number of outstanding issues with Mallinckrodt under the U.S. and European marketing and distribution agreements for CEA-Scan. It is unclear at this time what the ultimate resolution of these issues will be and the effect, if any, on future performance by both parties under the agreements. The Company has recently entered into an agreement with MMD Specialty Services, Inc. ("MMD") pursuant to which MMD will provide the Company, during fiscal year 1998, with a full-time oncology sales force for the marketing and sale of CEA-Scan in the United States.

11.      COMMITMENTS AND CONTINGENCIES

         On November 1, 1993, the Company and Dr. Goldenberg entered into a five-year employment agreement (the "Agreement") with an additional one-year assured renewal and thereafter automatically renewable for additional one-year periods unless terminated by either party as provided in the Agreement. Dr. Goldenberg will receive an annual base salary of not less than $220,000, subject to increases as determined by the Board of Directors. Effective July 1, 1997, the Board of Directors increased Dr. Goldenberg's annual base salary to $265,000.

         Pursuant to the Agreement, Dr. Goldenberg may engage in other business, general investment and scientific activities, provided such activities do not materially interfere with the performance of any of his obligations under the Agreement, allowing for those activities he presently performs for CMMI (see
Note 9). The Agreement extends the ownership rights of the Company, with an obligation to diligently pursue all ideas, discoveries, developments and products, in the entire medical field, which, at any time during his past or continuing employment by the Company (but not when performing services for CMMI), Dr. Goldenberg has made or conceived or hereafter makes or conceives, or the making or conception of which he has materially contributed to or hereafter contributes to, all as defined in the Agreement (collectively "Goldenberg Discoveries").

         Further, pursuant to the Agreement, Dr. Goldenberg will receive, subject to certain restrictions, incentive compensation of 0.5% on the first $75,000,000 of all defined annual net revenue of the Company and 0.25% on all such annual net revenue in excess thereof (collectively "Revenue Incentive Compensation"). With respect to the period in which Dr. Goldenberg is entitled to receive Revenue Incentive Compensation on any given products, it will be in lieu of any other percentage compensation based on sales or revenue due him with respect to such products under this Agreement or the existing License Agreement between the Company and Dr. Goldenberg. With respect to any periods in which Dr. Goldenberg is not receiving such Revenue Incentive Compensation for any products covered by patented Goldenberg Discoveries or by certain defined prior inventions of Dr. Goldenberg, he will receive 0.5% on cumulative annual net sales of royalties, certain equivalents thereof, and, to the extent approved by the Board, other consideration received by the Company for such products, up to a cumulative annual aggregate of $75,000,000 and 0.25% on any cumulative annual aggregate in excess of $75,000,000 (collectively "Incentive Payments"). A $100,000 annual minimum payment will be paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments and any payments under the License Agreement. Dr. Goldenberg will also receive a percent, not less than 20%, to be determined by the Board, of net consideration (including license fees) which the Company receives for any disposition, by sale, license or otherwise (discussions directed to which commence during the term of his employment plus two years), of any defined Undeveloped Assets of the Company which are not budgeted as part of the Company's strategic plan.

         On February 1, 1994, the Company entered into a master lease agreement, which was subsequently amended, pursuant to which the Company may lease equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement are determined based on current market rates of interest at the inception of each equipment schedule take-down, and payable in monthly installments over a four-year period. The lease agreement contains an early purchase option, at an amount that is deemed to be fair value, exercisable no later than ninety days before the thirty-sixth installment is due. On November 1, 1996, December 9, 1996, and April 1, 1997 the Company exercised early purchase options on equipment leased on February 14, 1994, April 1, 1994, and June 1, 1994, respectively.

         Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default. As of June 30, 1997, the Company has leased equipment with a cost basis aggregating $1,247,000 under the master lease agreement and recorded lease expense for fiscal year 1997 of $497,000.

         The Company is obligated under an operating lease for facilities used for research and development, manufacturing and office space. The lease currently expires in May, 1999, with the latter containing renewal provisions as specified in the respective lease. The lease expiring in May, 1999 provides for escalating lease payments and an option to purchase the facility, exercisable by the Company any time after December, 1993, subject to certain terms and conditions as specified in the lease. Lease expense was approximately $428,000, $453,000 and $495,000 in fiscal years 1997, 1996 and 1995, respectively. Minimum lease commitments for facilities and equipment are as follows:

                 1998 ...........................   $819,000
                 1999 ...........................   $705,000
                 Thereafter .....................   $155,000


         The Company is involved in various claims and litigation arising in the normal course of business. Management believes that the outcome of such claims and litigation will not have a material adverse effect on the Company's financial position and results of operations.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Immunomedics, Inc.:

         We have audited the accompanying consolidated balance sheets of Immunomedics, Inc., as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of
Immunomedics, Inc. as of June 30, 1997 and 1996, and the result of its operations and its cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.



Short Hills, New Jersey                                    KPMG Peat Marwick LLP
August 4, 1997

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III
                                    --------

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required for this item is incorporated herein by reference to the 1997 Definitive Proxy Statement. See also "Executive Officers of the Registrant" in Part I, following Item 4.

ITEM 11--EXECUTIVE COMPENSATION

         The information required for this item is incorporated herein by reference to the 1997 Definitive Proxy Statement.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required for this item is incorporated herein by reference to the 1997 Definitive Proxy Statement.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required for this item is incorporated herein by reference to the 1997 Definitive Proxy Statement.

                                     PART IV
                                     -------


ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)      DOCUMENTS FILED AS PART OF THIS REPORT:

1.       Consolidated Financial Statements:
         Consolidated Balance sheets - June 30, 1997 and 1996
         Consolidated Statements of Operations for the years ended June 30, 1997, 1996, and 1995 Consolidated Statements of Stockholders' Equity for the years ended June 30, 1997, 1996, 1995 Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996, 1995 Notes to Consolidated Financial Statements Independent Auditors' Report - KPMG Peat Marwick LLP

2.       Financial Statement:

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

         3.1(h) Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 7, 1992 [k]

         3.1(i) Certificate of Designation of Rights and Preferences of the Company's Series B Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on December 21, 1994 (m)

         3.1(j) Certificate of Designation of Rights and Preferences of the Company's Series C Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on September 25, 1995 (q)

         3.1(k) Certificate of Designation of Rights and Preferences of the Company's Series D Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on June 26, 1996 (s)

         3.1(l) Certification of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 7, 1996 (u).

         3.2      Amended and Restated By-Laws of the Company [k]

4.       Instruments   defining  the  rights  of  security  holders,   including
         indentures.

         4.1      Specimen Certificate for Common Stock [e]

10.      Material contracts

         10.1(a)  1983 Stock Option Plan, as amended [h]

         10.1(b)  Form of Stock Option Agreement [e]

         10.2 Exclusive License Agreement with David M. Goldenberg, dated as of July 14, 1982 [a]

         10.3 Agreement among the University of Medicine and Dentistry of New Jersey, the Center of Molecular Medicine and Immunology, Inc. and the Company, dated September 16, 1983, including Lease Agreement [a]

         10.4 Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc. dated, May, 1983 [a]

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

         10.15    Immunomedics, Inc. 1992 Stock Option Plan [u]

         10.16 Amended and Restated Employment Agreement, dated November 1, 1993, between the Company and Dr. David M. Goldenberg [l]

         10.17 Convertible Stock Purchase Agreement, dated as of January 6, 1995, between the purchasers named therein [n]

         10.18 License Agreement, dated as of March 10, 1995, between the Company and Mallinckrodt Medical, B.V. (Confidential treatment has been requested for certain portions of the Agreement) [o]

         10.19 Amendment, dated March 11, 1995, to the Amended and Restated License Agreement among the Company, CMMI, and David M. Goldenberg, dated December 11, 1990 [p]

         10.20 Convertible Stock Purchase Agreement, dated as of September 29, 1995, between the Company and the purchasers named therein [q]

         10.21 Distribution and Marketing Agreement, dated as of April 4, 1996, between the Company and Mallinckrodt Medical, Inc.(Confidential treatment has been requested for certain portions of the Agreement) [r]

         10.22 Manufacturing Agreement, dated as of April 4, 1996, between the Company and SP Pharmaceuticals, formerly the Oncology Division of Pharmacia & Upjohn (Confidential treatment has been requested for certain portions of the Agreement) [s]

         10.23 License Agreement, dated as of January 21, 1997, between the Company and the Center for Molecular Medicine and Immunology, Inc. [v]

         10.24 Consulting Agreement, dated as of June 23, 1997, between the Company and MMD Specialty Services, Inc. (Confidential treatment has been requested for certain portions of the Agreement)

         10.25 Convertible Stock Purchase Agreement, dated as of June 27, 1996, between the Company and the purchasers named therein [r]

         11. Statement recomputation of per share earnings - Not required since such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.

         12.      Statements re computation of ratios - Not applicable.

         21.      Subsidiaries of the Company - Immunomedics Europe

         23.      Consent of Experts and Counsel

         23.1     Consent of Independent Accountants - KPMG Peat Marwick LLP

         27.      Financial Data Schedule

                  [a] Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-1
                           effective October 6, 1983 (Commission File No. 2-84940).

                  [b] Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1985.

                  [c] Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1986.

                  [d] Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

                  [e] Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.

                  [f] Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1990.

                  [g] Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1991.

                  [h] Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-2
                           effective   July  24,  1991   (Commission   File  No.
                           33-41053).

                  [i] Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-2 effective January 30, 1992 (Commission File No. 33-44750).

                  [j] Incorporated by reference from the Exhibits to The Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.

                  [k] Incorporated by reference from the Exhibits to the The Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

                  [l] Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993.

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

                  [t]      Incorporated   by  reference  from  the  Exhibits  to
                           Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

                  [u] Incorporated by reference from the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

                  [v] Incorporated by reference from the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.

         (B)      REPORTS ON FORM 8-K:

                  None

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    IMMUNOMEDICS, INC.




Date: September 29, 1997            By: /s/ DAVID M. GOLDENBERG
                                        ----------------------------------------
                                            David M. Goldenberg,
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: September 29, 1997            By: /s/ DAVID M. GOLDENBERG
                                        ----------------------------------------
                                            David M. Goldenberg,
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


Date: September 29, 1997            By: /s/ ROBERT F. KOMENDA
                                        ----------------------------------------
                                            Robert F. Komenda
                                            Vice President, Finance &
                                            Administration (Principal
                                            Financial and Accounting Officer)


Date: September 29, 1997            By: /s/ W. ROBERT FRIEDMAN, JR.
                                        ----------------------------------------
                                            W. Robert Friedman, Jr., Director


Date: September 29, 1997            By: /s/ MARVIN E. JAFFE
                                        ----------------------------------------
                                            Marvin E. Jaffe, Director


Date: September 29, 1997            By: /s/ RICHARD R. PIVIROTTO
                                        ----------------------------------------
                                            Richard R. Pivirotto, Director


Date: September 29, 1997            By: /s/ WARREN W. ROSENTHAL
                                        ----------------------------------------
                                            Warren W. Rosenthal, Director


Date: September 29, 1997            By: /s/ RICHARD C. WILLIAMS
                                        ----------------------------------------
                                            Richard C. Williams, Director