Form 10-Q
period 1997-09-30
IMMUNOMEDICS INC
filed 1997-11-13
CIK 722830

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the period ended September 30, 1997

Commission File Number:    0-12104

                     IMMUNOMEDICS, INC.
(Exact name of registrant as specified in its charter.)

             Delaware                   61-1009366
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)      Identification No.)

300 American Road, Morris Plains, New Jersey, U.S.A.  07950
(Address of principle executive offices)              (Zip code)

Registrant's telephone number, including area code:
(973) 605-8200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     Common stock, $0.01 Par Value - 36,364,502 shares as of
November 13, 1997.


                     PART I. - FINANCIAL INFORMATION

                            IMMUNOMEDICS, INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)



                                       September 30,            June 30,
                                       1997                     1997
                                       ______________           ______________
ASSETS
Current Assets
  Cash and cash equivalents            $    6,221,023           $    6,013,355
  Marketable securities                     5,518,252                9,010,275
  Inventory                                   683,442                  690,695
  Other current assets                      1,144,893                1,227,000
                                       ______________           ______________
Total Current Assets                       13,567,610               16,941,325
  Property and equipment, net of
   accumulated depreciation of
   $5,009,000 and $4,852,000 at
   September 30, 1997 and June
   30, 1997, respectively                   5,529,033                5,693,193
                                       ______________           ______________
TOTAL ASSETS                               19,096,643               22,634,518

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                     $    2,479,528           $    2,360,256
  Other current liabilities                 2,589,477                2,827,970
                                       ______________           ______________
Total Current Liabilities                   5,069,005                5,188,226
Commitments and Contingencies
  Preferred stock; $.01 par value,
   authorized 10,000,000 shares;
   series D convertible, authorized
   200,000 shares; issued and
   outstanding none and 4,999
   shares at September 30, 1997 and
   June 30, 1997, respectively                      0                       50
  Common stock; $.01 par value,
   authorized 70,000,000 shares at
   September 30, 1997; issued and
   outstanding 36,363,002 and
   36,297,170 shares at
   September 30, 1997 and
   June 30, 1997, respectively                363,630                  362,971
  Capital contributed in excess
   of par                                  93,123,931               93,111,855
  Accumulated deficit                     (79,458,210)             (76,027,392)
  Accumulated net unrealized
   loss on securities                          (1,713)                  (1,192)
                                       ______________           ______________
Total stockholders' equity             $   14,027,638           $   17,446,292
                                       ______________           ______________
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       19,096,643               22,634,518

See accompanying notes to condensed consolidated financial statements.



                            IMMUNOMEDICS, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)




                                           Three Months Ended Septemer 30,
                                       1997                     1996
                                       ______________           ______________
Cash Flows From Operating Activities:
  Net loss                             $   (3,430,818)          $   (3,244,897)

Adjustments to reconsile net loss to
 net cash used in operating
 activities:
  Depreciation and amortization               235,802                  330,721
  Change in operating assets and
   liabilities                                (29,861)                (591,453)
                                       ______________           ______________
Net Cash Used In Operating
 Activities                            $   (3,224,877)          $   (3,505,629)
                                       ______________           ______________

Cash Flows From Investing Activities:
  Purchase of marketable securities        (5,415,631)              (8,391,848)
  Proceeds from maturities of
   marketable securities                    8,907,133                9,846,256
  Additions to property and
   equipment                                  (71,642)                 (98,782)
                                       ______________           ______________
Net Cash Provided By Investing
 Activities                            $    3,419,860           $    1,355,626
                                       ______________           ______________

Cash Flows From Financing Activities:
 Exercise of stock options                     12,685                  181,036
                                       ______________           ______________
Net Cash Provided By Financing
 Activities                            $       12,685           $      181,036
                                       ______________           ______________


Increase (Decrease) in cash
 equivalents                                  207,668               (1,968,967)

Cash and cash equivalents at beginning
 of period                                  6,013,355               13,646,000
                                       ______________           ______________
Cash and cash equivalents at end
 of period                             $    6,221,023           $   11,677,033

See accompanying notes to condenced consolidated financial statements.

                            IMMUNOMEDICS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF CASH OPERATIONS
                                (Unaudited)



[CAPTION]

                                           Three Months Ended Septemer 30,
                                       1997                     1996
                                       ______________           ______________
REVENUES:
  Product sales                        $      971,299           $        8,330
  Royalties and license fee                     5,299                  526,329
  Research and development                    146,039                   52,500
  Interest and other                          177,918                  386,301
                                       ______________           ______________
                                            1,300,555                  973,460
                                       ______________           ______________

COST AND EXPENSES:
  Cost of goods sold                           24,236                    4,290
  Research and development                  3,016,537                3,273,654
  General and administrative                1,690,600                  940,413
                                       ______________           ______________
                                            4,731,373                4,218,357
                                       ______________           ______________
NET LOSS                               $   (3,430,818)          $   (3,244,897)
                                       ______________           ______________
NET LOSS PER SHARE                     $        (0.09)          $        (0.09)
                                       ______________           ______________
Weighted average number of common
 shares outstanding                        36,324,582               34,606,737

See accompanying notes to condensed consolidated financial statements.

                            IMMUNOMEDICS, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Immunomedics, Inc. (the "Company"), which incorporate the Company's wholly-owned subsidiary Immunomedics Europe, have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date. Operating results for the three-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

     For further information, refer to the annual financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1997.

(2)  Cash Equivalents and Marketable Securities

     The Company considers all highly liquid investments with maturities of three months or less, at the time of purchase, to be cash equivalents. Included in other current assets at September 30, 1997 and June 30, 1997 is accrued interest earned on cash equivalents and marketable securities of $79,000 and $104,000, respectively.

(3)  Income Taxes

     The Company has never made payments of Federal or State income taxes and does not anticipate generating book income in fiscal 1998; therefore, no income taxes have been reflected for the three-month period ended September 30, 1997.

(4)  Net Loss Per Share

     Net loss per share is based upon the weighted average number of common shares outstanding. Common share equivalents, outstanding stock options, are not included in the computations since the effect would be antidilutive.

                            IMMUNOMEDICS, INC.

                               (UNAUDITED)


(5)  Stockholders' Equity

     On June 27, 1996, the Company completed an equity financing pursuant to Regulation S under the Securities Act of 1933, pursuant to which several foreign investors purchased 200,000 shares of 5% Series D Convertible Preferred Stock (the "Series D Preferred") for $10,000,000. The terms of the transaction allow the investors, at their discretion, to convert the Series D Preferred into shares of the Company's common stock during a twenty-four month period beginning in June 1996, at a price equal to 89% of the average market price per share over a 20-day trading period surrounding the date of conversion. As of November 11, 1997, all of the 200,000 shares of Series D Preferred had been converted into 1,795,771 shares of common stock.

(6)  License and Distribution Agreements

     In March 1995, the Company entered into a License Agreement with Mallinckrodt Medical B.V., pursuant to which Mallinckrodt Medical B.V. markets, sells and distributes CEA-Scan(r) throughout Western Europe and in specified Eastern European countries, subject to receipt of regulatory approval in the specified Eastern European countries.
     The Company manufactures CEA-Scan, for which Mallinckrodt Medical B.V.
     pays the Company a predetermined percentage of the net selling price.
     In April 1996, the Company entered into a U.S. Marketing and Distribution Agreement with Mallinckrodt Medical, Inc., pursuant to which Mallinckrodt Medical, Inc. markets, sells and distributes CEA-Scan for use in colorectal cancer diagnostic imaging in the U.S. on a consignment basis, and is required to commit financial resources to this effort. The Company retains manufacturing and co-promotional rights, pays Mallinckrodt Medical, Inc. a pre-determined amount or percentage of the net selling price, and is allowed to commit additional financial resources to promotional activities. In connection therewith, the Company has entered into an agreement with MMD Specialty Services, Inc. ("MMD") pursuant to which MMD provides the Company, during fiscal year 1998, with a fulltime oncology sales force for the marketing and sale of CEA-Scan in the U.S.

     The Company has not been satisfied with the performance of Mallinckrodt Medical B.V. or Mallinckrodt Medical Inc. (collectively, the "Mallinckrodt Affiliates") under the respective agreements. This has raised a number of issues which have been the subject of meetings and the correspondence between parties. If these issues cannot be resolved, the Company may have no alternative but to terminate the agreements with the Mallinckrodt Affiliates for what it believes to be cause under those respective agreements.

                            IMMUNOMEDICS, INC.

                               (UNAUDITED)

(7)  Commitments and Contingencies

     On February 1, 1994, the Company entered into a master lease agreement, which was subsequently amended, pursuant to which the Company may lease equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement are determined based on current market rates of interest at the inception of each equipment schedule take-down, and are payable in monthly installments over a four-year period. The lease agreement contains an early purchase option for each equipment schedule, at an amount which is deemed to be fair value, exercisable no later than ninety days before the thirty-sixth installment is due. On November 1, 1996, December 9, 1996, and April 1, 1997, the Company exercised the early purchase options on equipment leased on February 14, 1994, April 1, 1994, and June 1, 1994, respectively. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default. As of September 30, 1997, the Company was not in compliance with certain of these ratios, but the lessor has not yet declared an event of default or requested a letter of credit. The Company does not believe that such a request would have a material adverse effect on the Company. As of October 31, 1997, the Company has leased equipment with a cost basis aggregating $1,247,000 under the master lease agreement. The Company has recorded lease expense for the three months ended September 30, 1997 of $87,000.

Part I - Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Overview

Statements made in this form 10-Q, other than those concerning historical information, should be considered foward-looking and subject to various risks and uncertainties. Such foward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor' provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these foward-looking statements as a result of a variety of factors, including those identified in "Business" and elsewhere in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

Since its inception, the Company has been engaged primarily in the research and development and, more recently, the commercialization of proprietary products relating to the detection, diagnosis and treatment of cancer and infectious diseases. On June 28, 1996, the U.S. Food and Drug Administration ("FDA") licensed CEA-Scan for use with other standard diagnostic modalities for the detection of recurrent and/or metastatic colorectal cancer. On
October 4, 1996, the European Commission granted marketing authorization for use of the product in the 15 countries comprising the European Union for the same indication. On September 16, 1997, the Company received a notice of compliance from the Health Protection Branch permitting it to market CEA-Scan in Canada for colorectal cancer for recurrent and metastatic colorectal cancer.

On February 14, 1997, the Company was granted regulatory approval by the European Commission to market LeukoScan(r), an in vivo infectious disease diagnostic imaging product, in all 15 countries which are members of the European Union, for the detection and diagnosis of osteomyelitis (bone infection) in long bones and in diabetic foot ulcer patients. On December 19, 1996, the Company filed a Biologics License Application ("BLA") for LeukoScan with the FDA for the same indication approved in Europe, plus an additional indication for the diagnosis of acute, atypical appendicitis. The Company has also been pursuing the broadening of its approval for LeukoScan in Europe to include the acute, atypical appendicitis indication. As with all filings, there can be no assurance that the regulatory approval for such indications will be received.

The Company is also engaged in developing other biopharmaceutical products, which are in various states of development and clinical testing. The Company has not achieved profitable operations and does not anticipate achieving profitable operations during fiscal year 1998. The Company will continue to experience operating losses until such time, if at all, that it is able to generate sufficient revenues from sales of CEA-Scan, LeukoScan and its other proposed in vivo products. Further, the Company's working capital will continue to decrease until such time, if at all, that the Company is able to generate positive cash flow from operations or until such time, if at all, that the Company receives an additional infusion of cash from the sale of the Company's securities, from other financing or from corporate alliances to finance the Company's operating expenses and capital expenditures.

Results of Operations

Revenues for the three-month period ended September 30, 1997 were $1,301,000 as compared to $973,000 for the same period in 1996, representing a increase of $328,000. The product sales for the three-month period ended September 30, 1997, increased by $963,000 as compared to the same period of 1996, as the Company's results included sales of products which were not sold during the prior period as the product launch did not occur until October 30, 1996. Research and development revenue increased by $94,000 for the three-month period ended September 30, 1997 as compared to the same period of 1996, due to higher grant income. Offsetting these increases, were a decrease in revenue for royalties and license fees of $521,000, mainly due to the receipt of a non-recurring $500,000 license fee from a corporate partner in July 1996. Interest income decreased by $208,000 due to less cash available for investments.

Total operating expenses for the three-month period ended September 30, 1997 were $4,731,000 as compared to $4,218,000 for the same period in 1996, representing an increase of $513,000. Research and development costs for the three-month period ended September 30, 1997 decreased by $257,000 as compared to the same period in 1996, primarily due to decrease in a level of expenditures required to obtain validation of the Company's new manufacturing facility. General and administrative costs for the three-month period ended September
30, 1997 increased by $750,000 as compared to the same period in 1996.
This increase was principally due to marketing expenses of $399,000 for the Company's full-time oncology sales force provided by MMD Specialty Services, Inc. In addition, operating expences for Immunomedics Europe increased by $346,000, from an insignificant amount during the period ended September 30, 1996.

Net loss for the three-month period ended September 30, 1997 was $3,431,000, or $0.09 per share, as compared to a loss of $3,245,000, or $0.09 per share, for the same period in 1996. The higher net loss of $186,000 in 1997 as compared to 1996 principally resulted from higher operating expences, partially offset by higher revenues, as discussed above. In addition, the net loss per share for the three-month period ended September 30, 1997 was positively impacted by the higher weighted average number of common shares outstanding for this period, as compared to the same period in 1996. The increase in the weighted average number of common shares outstanding was principally due to the conversion of Preferred Stock into the Company's Common Stock (see Note
5 to Unaudited Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

At September 30, 1997, the Company had working capital of $8,499,000, which represents a decrease of $3,254,000 from June 30, 1997, and had no long-term debt other than certain lease obligations (see Note 7 to Unaudited Condensed Consolidated Financial Statements). The net decrease in working capital resulted principally from the funding of operating expenses and capital expenditures.

On February 1, 1994, the Company entered into a master lease agreement, which was subsequently amended, pursuant to which the Company may lease equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement will be determined based on current market rates of interest at the inception of each equipment schedule take-down, and payable in monthly installments over a four-year period. The lease agreement contains an early purchase option for each equipment schedule, at an amount which is deemed to be fair value, exercisable no later than ninety days before the thirty-sixth installment is due. On November 1, 1996, December 9, 1996, and April 1, 1997, the Company exercised the early purchase options on equipment leased on February 14, 1994, April 1, 1994, and June 1, 1994, respectively. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default. As of September 30, 1997, the Company was not in compliance with certain of these ratios, but the lessor has not yet declared an event of default or requested a letter of credit. The Company does not believe that such a request would have a material adverse effect on the Company. As of October 31, 1997, the Company has leased equipment with a cost basis aggregating $1,247,000 under the master lease agreement (see Note 7 to Unaudited Condensed Consolidated Financial Statements).

The Company's liquid asset position, measured by its cash, cash equivalents and marketable securities, was $11,739,000 at September 30, 1997, representing a decrease of $3,285,000 from June 30, 1997. This decrease was principally attributable to the funding of operating expenses and capital expenditures as discussed above. It is anticipated that working capital and cash, cash equivalents and marketable securities will decrease during the remainder of fiscal year 1998 as a result of planned operating and capital expenditures. At present, the Company believes that its projected financial resources will be sufficient to fund anticipated operating expenses and capital expenditures through fiscal year 1998. However, the Company believes that it will require additional financial resourses by the beginning of fiscal 1999 in order for it to continue its budgeted levels of research and development and clinical trials of its proposed products and regulatory filings for new indications of existing products. The Company has commenced the planning process to raise such funds and anticipates that such funds should be available through a private placement of securities or other financial alternatives. However, there can be no assurance that any such additional funds will be available upon terms acceptable to the Company, or at all. The failure to obtain such funds on a timely basis would have a material adverse effect on the Company. In addition, the Company intends to supplement its financial resources from time to time as market conditions permit through additional financing and through collaborative marketing and distribution agreements.
Also, the Company continues to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of its proprietary technology. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 establishes standards for computing and presenting earnings per share. In accordance with the effective date of SFAS 128, the Company will adopt SFAS 128 as of December 31, 1997. This statement is not expected to have a material impact on the Company's financial statements.

Item 6.	Exhibits and reports on Form 8-K

(a)	Exhibits

        Not Applicable

(b)	Reports on Form 8-K

        The Company did not file a Current Report on Form 8-K during the three-month period ended September 30, 1997.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               IMMUNOMEDICS, INC.
                                               (Registrant)


       DATE: November 13, 1997                 /s/ David M. Goldenberg

                                               David M. Goldenberg
                                               Chairman of the Board
                                               and Chief Executive Officer
                                               (Principal Executive Officer)


       DATE:  November 13, 1997                /s/ Robert Komenda

                                               Robert Komenda
                                               Vice President,
                                               Finance & Administration
                                               (Principal Financial and
                                               Accounting Officer)