Form 10-Q
period 1997-12-31
IMMUNOMEDICS INC
filed 1998-02-13
CIK 722830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended December 31, 1997

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____________to__________

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

                                 (973) 605-8200
              (Registrant's telephone number, including area code)

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

As of February 13, 1998, there were 36,414,752 shares of the registrant's common stock outstanding.

                               IMMUNOMEDICS, INC.

                                      INDEX


                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements (Unaudited):

                  Condensed Consolidated Balance Sheets -                      3
                  December 31, 1997 and June 30, 1997

                  Condensed Consolidated Statements of Operations -            4
                  three and six months ended December 31, 1997 and 1996

                  Condensed Consolidated Statements of Cash Flows -            5
                  six months ended December 31, 1997 and 1996

                  Notes to Condensed Consolidated Financial Statements -       6
                  December 31, 1997

Item 2.           Management's Discussion and Analysis of                     10
                  Financial Condition and Results of Operations



PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                            15



SIGNATURES                                                                    16


                         PART I. - FINANCIAL INFORMATION

                               IMMUNOMEDICS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                       December 31,             June 30,
                                       1997                     1997
                                       ______________           ______________
ASSETS
Current Assets
  Cash and cash equivalents            $    4,239,644                6,013,355
  Marketable securities                     3,551,258                9,010,275
  Inventory                                   655,010                  690,695
  Other current assets                      2,932,820                1,227,000
                                       ______________           ______________
Total Current Assets                       11,378,732               16,941,325
  Property and equipment, net of
   accumulated depreciation of
   $5,325,000 and $4,852,000 at
   December 31, 1997 and June
   30, 1997, respectively                   5,377,687                5,693,193
                                       ______________           ______________
TOTAL ASSETS                           $   16,756,419               22,634,518
                                       ______________           ______________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                     $    2,029,625                2,360,256
  Other current liabilities                 2,318,132                2,827,970
                                       ______________           ______________
Total Current Liabilities                   4,347,757                5,188,226
Commitments and Contingencies
  Preferred stock; $.01 par value,
   authorized 10,000,000 shares;
   series D convertible, authorized
   200,000 shares; issued and
   outstanding none and 4,999
   shares at December 31, 1997 and
   June 30, 1997, respectively                      0                       50
  Common stock; $.01 par value,
   authorized 70,000,000 shares;
   issued and outstanding 36,364,502
   and 36,297,170 shares at
   December 31, 1997 and
   June 30, 1997, respectively                363,645                  362,971
  Capital contributed in excess
   of par                                  93,129,101               93,111,855
  Accumulated deficit                     (81,082,826)             (76,027,392)
  Accumulated net unrealized
   loss on securities                          (1,258)                  (1,192)
                                       ______________           ______________
Total stockholders' equity                 12,408,662               17,446,292
                                       ______________           ______________
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $   16,756,419               22,634,518
                                       ______________           ______________

See accompanying notes to condensed consolidated financial statements.

                                  Page 3 of 16


                               IMMUNOMEDICS, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH OPERATIONS
                                   (Unaudited)



                               Three Months Ended        Six Months Ended
                                  December 31,              December 31,

                            1997         1996         1997         1996
                            ___________  ___________  ___________  ___________
REVENUES:
  Product sales             $   888,498      231,085    1,859,797      270,736
  Royalties and licence
    fees                          7,755       31,321       13,054      526,329
  Research and development      760,546      215,147      906,585      267,647
  Interest and other          1,953,866      325,757    2,131,784      712,058
                            ___________  ___________  ___________  ___________
                              3,610,665      803,310    4,911,220    1,776,770
                            ___________  ___________  ___________  ___________

COST AND EXPENSES:
  Cost of goods sold             45,186        3,677       69,422        7,967
  Research and development    3,116,310    3,364,313    6,132,847    6,637,967
  Sales and Marketing         1,440,632      326,224    2,522,600      663,219
  General and administrative    633,153      620,436    1,241,785    1,223,854
                            ___________  ___________  ___________  ___________
                              5,235,281    4,314,650    9,966,654    8,533,007
                            ___________  ___________  ___________  ___________
NET LOSS                    $(1,624,616)  (3,511,340)  (5,055,434)  (6,756,237)
                            ___________  ___________  ___________  ___________
Basic net loss per share    $     (0.04)       (0.10)       (0.14)       (0.19)
                            ___________  ___________  ___________  ___________
Diluted net loss per share  $     (0.04)       (0.10)       (0.14)       (0.19)
                            ___________  ___________  ___________  ___________
Weighted average number of
 common shares outstanding   36,364,209   35,251,126   36,344,396   34,928,931
                            ___________  ___________  ___________  ___________

See accompanying notes to condensed consolidated financial statements.

                                  Page 4 of 16



                               IMMUNOMEDICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                           Six Months Ended December 31,
                                       1997                     1996
                                       ______________           ______________
Cash Flows From Operating Activities:
  Net loss                             $   (5,055,434)              (6,756,237)

Adjustments to reconsile net loss to
 net cash used in operating
 activities:
  Depreciation and amortization               473,093                  563,516
  Change in operating assets and
   liabilities                             (2,510,604)              (1,177,181)
                                       ______________           ______________
Net Cash Used In Operating
 Activities                            $   (7,092,945)              (7,369,902)
                                       ______________           ______________

Cash Flows From Investing Activities:
  Purchase of marketable securities        (8,865,541)             (20,280,120)
  Proceeds from maturities of
   marketable securities                   14,324,492               17,608,581
  Additions to property and
   equipment                                 (157,587)                (218,359)
                                       ______________           ______________
Net Cash Provided By / (used in)
 Investing Activities                  $    5,301,364               (2,889,898)
                                       ______________           ______________

Cash Flows From Financing Activities:
 Exercise of stock options                     17,870                  181,036
                                       ______________           ______________
Net Cash Provided By Financing
 Activities                            $       17,870                  181,036
                                       ______________           ______________


Increase (Decrease) in cash
 equivalents                               (1,773,711)             (10,078,764)

Cash and cash equivalents at beginning
 of period                                  6,013,355               13,646,000
                                       ______________           ______________
Cash and cash equivalents at end
 of period                             $    4,239,644                3,567,236
                                       ______________           ______________

See accompanying notes to condenced consolidated financial statements.

                                  Page 5 of 16

                               IMMUNOMEDICS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Immunomedics, Inc. (the "Company"), which incorporate the Company's wholly-owned subsidiary Immunomedics Europe, have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date. Operating results for the six-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

         For further information, refer to the annual financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1997.

(2)      Cash Equivalents and Marketable Securities

         The Company considers all highly liquid investments with maturities of three months or less, at the time of purchase, to be cash equivalents. Included in other current assets at December 31, 1997 and June 30, 1997 is accrued interest earned on cash equivalents and marketable securities of $56,000 and $104,000, respectively.

(3)      Income Taxes

         The Company has never made payments of Federal or State income taxes and does not anticipate generating book income in fiscal 1998; therefore, no income taxes have been reflected for the six-month period ended December 31, 1997.

(4)      Net Loss Per Share

         For the period ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

         Basic loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period.

                               IMMUNOMEDICS, INC.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

         Diluted loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Common share equivalents, such as outstanding stock options, are not included in the computations since the effect would be antidilutive.

(5)      Stockholders' Equity

         On December 23, 1997, the Company entered into a structured Equity Line Flexible Financing Agreement (the "Equity Line") with an investor (the "Investor"), pursuant to which, subject to the satisfaction of certain conditions, the Company may receive up to an aggregate of $30 million over a 36-month period. During each three month period (each, an "Investment Period") with the first Investment Period commencing March 1, 1998, the Company, subject to the satisfaction of certain conditions, can require the Investor to purchase shares of the Company's common stock for an aggregate purchase price of between $1.0 million and $2.5 million and the Investor, at its option, may purchase additional shares of common stock for an aggregate purchase price of $1.0 million, subject, in either case, to the right of the Company to provide that no purchases shall be made in such Investment Period. The Investor may select the dates on which the purchase of shares of the Company's common stock will occur. The purchase price per share to be paid by the Investor for the shares of the Company's common stock acquired under the Equity Line will equal 98% of the lowest sales price of the common stock during the three trading days immediately preceding the notice of purchase by the Investor. The Investor's obligation to purchase shares of the Company's common stock under the Equity Line is subject to various conditions, including, among other things, the price of the Company's common stock being at least such price as the Company may from time to time set as the minimum purchase price. In addition, the Investor is not required to purchase, in any Investment Period, an amount in excess of 8% of the product of the daily average value of open market trading of the common stock and the number of trading days in the Investment Period during either the current or immediately preceding Investment Period.

         On June 27, 1996, the Company completed an equity financing pursuant to Regulation S under the Securities Act of 1933, pursuant to which several foreign investors purchased 200,000 shares of 5% Series D Convertible Preferred Stock (the "Series D Preferred") for $10,000,000. The terms of the transaction allow the investors, at their discretion, to convert the Series D Preferred into shares of the Company's common stock during a twenty-four month period beginning in June 1996, at a price equal to 89% of the average market price per share over a 20-day trading period surrounding the date of conversion. As of February 13, 1998, all of the 200,000 shares of Series D Preferred had been converted into 1,795,771 shares of common stock.

                               IMMUNOMEDICS, INC.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

(6)      License and Distribution Agreements

         On November 24, 1997, the Company entered into a Distribution Agreement with Eli Lilly Deutschland GmbH ("Lilly") pursuant to which Lilly will package and distribute LeukoScan(R) within the countries comprising the European Union and certain other countries subject to receipt of regulatory approvals. The Company will pay Lilly a service fee based primarily on the number of units of product packaged and shipped. The parties contemplate that other Company products may be handled under this arrangement when appropriate.

         On August 2, 1995, the Company announced that its Development and License Agreement with Pharmacia, Inc. (which subsequently became Pharmacia & Upjohn Inc.- "Pharmacia") was terminated and the Company regained the North American marketing and selling rights for CEA-Scan. The Company and Pharmacia were subsequently unable to agree on the amount owed to the Company as a result of termination. In June, 1996, the Company filed a claim against Pharmacia before the American Arbitration Association. On November 28, 1997, the Company was awarded $1.8 million, including interest. Additionally, the Company recognized as revenue a portion of funds previously received from Pharmacia pertaining to CEA-Scan clinical trials for which the Company no longer has an obligation. Such amounts had been recorded as deferred revenue.

         In March 1995, the Company entered into a License Agreement with Mallinckrodt Medical B.V., pursuant to which Mallinckrodt Medical B.V. undertook to market, sell and distribute CEA-Scan(R)throughout Western Europe and in specified Eastern European countries, subject to receipt of regulatory approval in the specified Eastern European countries. In April 1996, the Company entered into a U.S. Marketing and Distribution Agreement with Mallinckrodt Medical, Inc., pursuant to which Mallinckrodt Medical, Inc. undertook to market, sell and distribute CEA-Scan for use in colorectal cancer diagnostic imaging in the U.S. on a consignment basis. The Company has notified both Mallinckrodt Medical B.V. and Mallinckrodt Medical Inc. that it will be terminating the respective agreements on or before April 6, 1998. The Company is exploring potential relationships with new distributors for CEA-Scan in the United States. Working with its marketing consultant, the Company has been building an oncology sales and marketing force in the United States. The Company anticipates that Lilly will serve as the distributor for CEA-Scan in Europe under the terms of the Distribution Agreement described above.

(7)       Commitments and Contingencies

         On February 1, 1994, the Company entered into a master lease agreement, which was subsequently amended, pursuant to which the Company may lease equipment for research,

                               IMMUNOMEDICS, INC.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)



         development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement are determined based on current market rates of interest at the inception of each equipment schedule take- down, and are payable in monthly installments over a four-year period. The lease agreement contains an early purchase option for each equipment schedule, at an amount which is deemed to be fair value, exercisable no later than ninety days before the thirty-sixth installment is due. On November 1, 1996, December 9, 1996, and April 1, 1997, the Company exercised the early purchase options on equipment leased on February 14, 1994, April 1, 1994, and June 1, 1994, respectively. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default. As of December 31, 1997, the Company was not in compliance with certain of these ratios, but the lessor has not yet declared an event of default or requested a letter of credit. The Company does not believe that such a request would have a material adverse effect on the Company. As of January 31, 1998, the Company has leased equipment with a cost basis aggregating $1,247,000 under the master lease agreement. The Company has recorded lease expense for the three and six months ended December 31, 1997 of $87,000 and $174,000, respectively.

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

On February 14, 1997, the Company was granted regulatory approval by the European Commission to market LeukoScan, an in vivo infectious disease diagnostic imaging product, in all 15 countries which are members of the European Union, for the detection and diagnosis of osteomyelitis (bone infection) in long bones and in diabetic foot ulcer patients. On December 19, 1996, the Company filed a Biologics License Application for LeukoScan with the FDA for the same indication approved in Europe, plus an additional indication for the diagnosis of acute, atypical appendicitis. The Company has also been pursuing the broadening of its approval for LeukoScan in Europe to include the acute, atypical appendicitis indication. As with all filings, there can be no assurance that regulatory approval for such indications will be received.

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

Results of Operations

Revenues for the six-month period ended December 31, 1997 were $4,911,000 as compared to $1,777,000 for the same period in 1996, representing an increase of $3,134,000. The product sales for the six-month period ended December 31, 1997 increased by $1,589,000 as compared to the same period of 1996, as the product launch for CEA-Scan and LeukoScan did not occur until October 1996 and April 1997, respectively. Royalties and license fees for the six-month period ended December 31, 1997 decreased by $513,000 primarily due to the receipt of a non-recurring $500,000 license fee from a corporate partner in July 1996. Research and development revenue for the six-month period ended December 31, 1997 increased by $639,000 as compared to same period of 1996, due to higher grant income and recognition of previously deferred revenue received from Pharmacia & Upjohn. Interest and other income for the six-month period ended December 31, 1997 increased by $1,420,000, primarily due to the receipt of an arbitration award of $1.8 million including interest for its dispute with Pharmacia & Upjohn, offset by a decrease in interest income of $399,000 due to less cash available for investments.

Revenues for the three-month period ended December 31, 1997 were $3,611,000 as compared to $803,000 for the same period in 1996, representing a increase of $2,808,000. The product sales for the three-month period ended December 31, 1997 increased by $657,000 as compared to the same period of 1996, as the product launch for CEA-Scan and LeukoScan did not occur until October 1996 and April 1997, respectively. Research and development revenue for the three-month period ended December 31, 1997 increased by $545,000 as compared to same period of 1996, primarily due to the recognition of previously deferred revenue received from Pharmacia & Upjohn. Interest and other income for the three-month period ended December 31, 1997 increased by $1,628,000, primarily due to the receipt of an arbitration award of $1.8 million including interest for it's dispute with Pharmacia & Upjohn, offset by a decrease in interest income of $191,000 due to less cash available for investments.

Total operating expenses for the six-month period ended December 31, 1997 were $9,967,000 as compared to $8,533,000 for the same period in 1996, representing an increase of $1,434,000. Research and development costs for the six-month period ended December 31, 1997 decreased by $505,000 as compared to the same period in 1996, primarily due to a decrease in the level of expenditures required to obtain validation of the Company's new manufacturing facility. Sales and marketing expenses for the six-month period ended December 31, 1997 increased by $1,860,000 primarily due to expenses of $832,000 associated with the Company's full-time oncology sales force provided by MMD Specialty Services, Inc. and operating expenses for Immunomedics Europe which increased by $884,000 as compared to the same period of 1996. General and administrative costs did not change materially for the six-month period ended December 31, 1997 as compared to the same period of 1996.

Total operating expenses for the three-month period ended December 31, 1997 were $5,235,000 as compared to $4,315,000 for the same period in 1996, representing an increase of $920,000. Research and development costs for the three-month period ended December 31, 1997 decreased by $248,000 as compared to the same period in 1996, primarily due to a decrease in the level of expenditures required to obtain validation of the Company's new manufacturing facility. Sales and marketing expenses for the three-month period ended December 31, 1997 increased by $1,115,000 primarily due to expenses of $434,000 associated with the Company's full-time oncology sales force provided by MMD Specialty

Services, Inc. and operating expenses for Immunomedics Europe which increased by $652,000 as compared to the same period of 1996. General and administrative costs did not change materially for the three-month period ended December 31, 1997 as compared to the same period in 1996.

Net loss for the six-month period ended December 31, 1997 was $5,055,000, or $0.14 per share, as compared to a loss of $6,756,000, or $0.19 per share, for the same period in 1996. The lower net loss of $1,701,000 in 1997 as compared to 1996 primarily resulted from higher revenues, partially offset by higher operating expenses, as discussed above. In addition, the net loss per share for the six-month period ended December 31, 1997 was positively impacted by the higher weighted average number of common shares outstanding for this period, as compared to the same period in 1996. The increase in the weighted average number of common shares outstanding was primarily due to the conversion of Preferred Stock into the Company's Common Stock (see Note 5 to Unaudited Condensed Consolidated Financial Statements).

Net loss for the three-month period ended December 31, 1997 was $1,625,000, or $0.04 per share, as compared to a loss of $3,511,000, or $0.10 per share, for the same period in 1996. The lower net loss of $1,886,000 in 1997 as compared to 1996 primarily resulted from higher revenues, partially offset by higher operating expenses, as discussed above. In addition, the net loss per share for the three-month period ended December 31, 1997 was positively impacted by the higher weighted average number of common shares outstanding for this period, as compared to the same period in 1996. The increase in the weighted average number of common shares outstanding was primarily due to the conversion of Preferred Stock into the Company's Common Stock (see Note 5 to Unaudited Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

At December 31, 1997, the Company had working capital of $7,031,000, which represents a decrease of $4,722,000 from June 30, 1997, and had no long-term debt other than certain lease obligations (see Note 7 to Unaudited Condensed Consolidated Financial Statements). The net decrease in working capital resulted principally from the funding of operating expenses and capital expenditures.

On February 1, 1994, the Company entered into a master lease agreement, which was subsequently amended, pursuant to which the Company may lease equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement will be determined based on current market rates of interest at the inception of each equipment schedule take-down, and payable in monthly installments over a four-year period. The lease agreement contains an early purchase option for each equipment schedule, at an amount which is deemed to be fair value, exercisable no later than ninety days before the thirty-sixth installment is due. On November 1, 1996, December 9, 1996, and April 1, 1997, the Company exercised the early purchase options on equipment leased on February 14, 1994, April 1, 1994, and June 1, 1994, respectively. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default. As of December 31, 1997, the Company was not in compliance with certain of these ratios, but the lessor has not yet declared an event of default or requested a letter of credit. The Company does not believe that such a request would have a material adverse effect on the Company. As of January 31, 1998, the Company has leased equipment with a cost basis aggregating $1,247,000 under the master lease agreement (see Note 7 to Unaudited Condensed Consolidated Financial Statements).

The Company's liquid asset position, measured by its cash, cash equivalents and marketable securities, was $7,791,000 at December 31, 1997, representing a decrease of $7,233,000 from June 30, 1997. This decrease was primarily attributable to the funding of operating expenses and capital expenditures as discussed above. It is anticipated that working capital and cash, cash equivalents and marketable securities will decrease during the remainder of fiscal year 1998 as a result of planned operating and capital expenditures. At present, the Company believes that its projected financial resources will be sufficient to fund anticipated operating expenses and capital expenditures through fiscal year 1998. However, the Company believes that it will require additional financial resources by the beginning of fiscal 1999 in order for it to continue its budgeted levels of research and development and clinical trials of its proposed products and regulatory filings for new indications of existing products.

On December 23, 1997, the Company entered into a structured Equity Line Flexible Financing Agreement (the "Equity Line") with an investor (the "Investor"), pursuant to which, subject to the satisfaction of certain conditions, the Company may receive up to an aggregate of $30 million over a 36- month period. During each three month period (each, an "Investment Period") with the first Investment Period commencing March 1, 1998, the Company, subject to the satisfaction of certain conditions, can require the Investor to purchase shares of the Company's common stock for an aggregate purchase price of between $1.0 million and $2.5 million and the Investor, at its option, may purchase additional shares of common stock for an aggregate purchase price of $1.0 million, subject, in either case, to the right of the Company to provide that no purchases shall be made in such Investment Period. The Investor may select the dates on which the purchase of shares of the Company's common stock will occur. The purchase price per share to be paid by the Investor for the shares of the Company's common stock acquired under the Equity Line will equal 98% of the lowest sales price of the common stock during the three trading days immediately preceding the notice of purchase by the Investor. The Investor's obligation to purchase shares of the Company's common stock under the Equity Line is subject to various conditions, including, among other things, the price of the Company's common stock being at least such price as the Company may from time to time set as the minimum purchase price. In addition, the Investor is not required to purchase, in any Investment Period, an amount in excess of 8% of the product of the daily average value of open market trading of the common stock and the number of trading days in the Investment Period during either the current or immediately preceding Investment Period. The net proceeds from the Equity Line, if and when received, will be used for general corporate purposes, including research and development, marketing, sales, and clinical and regulatory activities (see Note 5 to Unaudited Condensed Consolidated Financial Statements).

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

Item   6.         Exhibits and reports on Form 8-K

                  (a)      Exhibits
                           3.1 (m) Certificate of Designation of Rights and Preferences of the Company's Series E Junior Participating
                                            Preferred  Stock,  as filed with the
                                            Secretary  of the State of the State
                                            of Delaware on January 23, 1998. [a]

                           4.1 Structured Equity Line Flexible Financing Agreement, dated as of
                                            December  23,   1997,   between  the
                                            Company  and  Cripple  Creek
                                            Securities, LLC. [b]

                           4.2 Registration Rights Agreement, dated as of December 23, 1997, between the Company and Cripple Creek Securities, LLC. [b]

                           4.3 Common Stock Purchase Warrant issued to Cripple Creek Securities, LLC.[b]

                           4.4 Form of additional Common Stock Purchase Warrant issuable to Cripple Creek Securities, LLC. [b]

                           4.5 Rights Agreement, dated as of January 23, 1998, between the Company and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate. [a]

                           10.26 Distribution Agreement, dated as of November 24, 1997, between the Company and Eli Lilly Deutschland GmbH (Confidential treatment has been requested for certain portions of the Agreement).

                           27               Financial Data Schedule


                  [a] Incorporated by reference from the exhibits to the Company's Registration Statement on Form 8-A, as filed with the Commission of January 29, 1998.

                  [b] Incorporated by reference from the exhibits to the Company's Registration Statement on Form S-3, as filed with the Commission of January 29, 1998.

                  (b)      Reports on Form 8-K

                           The Company did not file a Current Report on Form 8-K during the three-month period ended December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              IMMUNOMEDICS, INC.
                                                                    (Registrant)





DATE: February 13, 1998                  /s/David M. Goldenberg
                                         David M. Goldenberg,
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         (Principal Executive Officer)








DATE: February 13, 1998                  /s/Kevin F.X. Brophy
                                         Kevin F.X. Brophy,
                                         Vice President, Finance &
                                         Administration (Principal Financial and
                                         Accounting Officer)