Form 10-Q
period 1998-03-31
IMMUNOMEDICS INC
filed 1998-05-13
CIK 722830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended March 31, 1998

                                                        OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from____________ to ____________

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

As of May 13, 1998, there were 37,586,087 shares of the registrant's common stock outstanding.

                               IMMUNOMEDICS, INC.

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements (Unaudited):

             Condensed Consolidated Balance Sheets -                           3
             March 31, 1998 and June 30, 1997

             Condensed Consolidated Statements of Operations -                 4
             three and nine months ended March 31, 1998 and 1997

             Condensed Consolidated Statements of Cash Flows -                 5
             nine months ended March 31, 1998 and 1997

             Notes to Condensed Consolidated Financial Statements -            6
             March 31, 1998

Item 2.      Management's Discussion and Analysis of                          10
             Financial Condition and Results of Operations



PART II - OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds                        16

Item 6.      Exhibits and Reports on Form 8-K                                 17



SIGNATURES                                                                    18


                         PART I. - FINANCIAL INFORMATION

                               IMMUNOMEDICS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                       March 31,                June 30,
                                       1998                     1997
                                       ______________           ______________
ASSETS
Current Assets
  Cash and cash equivalents            $    6,181,021                6,013,355
  Marketable securities                     1,578,986                9,010,275
  Inventory                                   630,730                  690,695
  Other current assets                      1,345,050                1,227,000
                                       ______________           ______________
Total Current Assets                        9,735,787               16,941,325
  Property and equipment, net of
   accumulated depreciation of
   $5,569,000 and $4,852,000 at
   March 31, 1998 and June
   30, 1997, respectively                   5,184,369                5,693,193
                                       ______________           ______________
TOTAL ASSETS                           $   14,920,156               22,634,518
                                       ______________           ______________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                     $    1,670,416                2,360,256
  Other current liabilities                 2,547,766                2,827,970
                                       ______________           ______________
Total Current Liabilities                   4,218,182                5,188,226
Commitments and Contingencies
  Preferred stock; $.01 par value,
   authorized 10,000,000 shares;
   series D convertible, authorized
   200,000 shares; issued and
   outstanding none and 4,999
   shares at March 31, 1998 and
   June 30, 1997, respectively                      0                       50
  Common stock; $.01 par value,
   authorized 70,000,000 shares;
   issued and outstanding 36,818,832
   and 36,297,170 shares at
   March 31, 1998 and
   June 30, 1997, respectively                368,188                  362,971
  Capital contributed in excess
   of par                                  94,754,001               93,111,855
  Accumulated deficit                     (84,418,921)             (76,027,392)
  Accumulated net unrealized
   loss on securities                          (1,294)                  (1,192)
                                       ______________           ______________
Total stockholders' equity                 10,701,974               17,446,292
                                       ______________           ______________
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $   14,920,156               22,634,518
                                       ______________           ______________

See accompanying notes to condensed consolidated financial statements.

                               IMMUNOMEDICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                               Three Months Ended       Nine Months Ended
                                    March 31,                March 31,

                            1998         1997         1998         1997
                            ___________  ___________  ___________  ___________
REVENUES:
  Product sales             $   998,756      325,464    2,858,553      564,880
  Royalties and licence
    fees                          1,347       13,675       14,401      571,324
  Research and development      160,638      196,449    1,067,223      464,096
  Interest and other             99,129      316,566    2,230,913    1,028,624
                            ___________  ___________  ___________  ___________
                              1,259,870      852,154    6,171,090    2,628,924
                            ___________  ___________  ___________  ___________

COST AND EXPENSES:
  Cost of goods sold             77,758        5,570      147,180       13,537
  Research and development    2,806,298    3,479,020    8,939,145   10,116,987
  Sales and Marketing         1,216,880      510,337    3,739,480    1,174,222
  General and administrative    495,029      909,198    1,736,814    2,132,386
                            ___________  ___________  ___________  ___________
                              4,595,965    4,904,125   14,562,619   13,437,132
                            ___________  ___________  ___________  ___________
NET LOSS                    $(3,336,095)  (4,051,971)  (8,391,529) (10,808,208)
                            ___________  ___________  ___________  ___________
Basic net loss per share    $     (0.09)       (0.11)       (0.23)       (0.31)
                            ___________  ___________  ___________  ___________
Diluted net loss per share  $     (0.09)       (0.11)       (0.23)       (0.31)
                            ___________  ___________  ___________  ___________
Weighted average number of
 common shares outstanding   36,448,634   35,820,962   36,378,635   35,221,934
                            ___________  ___________  ___________  ___________

See accompanying notes to condensed consolidated financial statements.


                               IMMUNOMEDICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                             Nine Months Ended March 31,
                                       1998                     1997
                                       ______________           ______________
Cash Flows From Operating Activities:
  Net loss                             $   (8,391,529)             (10,808,208)

Adjustments to reconsile net loss to
 net cash used in operating
 activities:
  Depreciation and amortization               716,864                  852,731
  Change in operating assets and
   liabilities                             (1,028,129)                (481,923)
                                       ______________           ______________
Net Cash Used In Operating
 Activities                            $   (8,702,794)             (10,437,400)
                                       ______________           ______________

Cash Flows From Investing Activities:
  Purchase of marketable securities       (10,345,629)             (30,641,313)
  Proceeds from maturities of
   marketable securities                   17,776,816               32,748,506
  Additions to property and
   equipment                                 (208,040)                (537,880)
                                       ______________           ______________
Net Cash Provided By
 Investing Activities                  $    7,223,147                1,569,313
                                       ______________           ______________

Cash Flows From Financing Activities:
 Issuance of common stock, net              1,482,500                        0
 Exercise of stock options                    164,813                  210,947
                                       ______________           ______________
Net Cash Provided By Financing
 Activities                            $    1,647,313                  210,947
                                       ______________           ______________


Increase / (Decrease) in cash
 equivalents                                  167,666               (8,657,140)

Cash and cash equivalents at beginning
 of period                                  6,013,355               13,646,000
                                       ______________           ______________
Cash and cash equivalents at end
 of period                             $    6,181,021                4,988,860
                                       ______________           ______________
                                       ______________           ______________

See accompanying notes to condenced consolidated financial statements.

                               IMMUNOMEDICS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Immunomedics, Inc. (the "Company"), which incorporate the Company's wholly-owned subsidiary Immunomedics Europe, have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date. Operating results for the nine-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

         For further information, refer to the annual financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1997.

(2)      Cash Equivalents and Marketable Securities

         The Company considers all highly liquid investments with maturities of three months or less, at the time of purchase, to be cash equivalents. Included in other current assets at March 31, 1998 and June 30, 1997 is accrued interest earned on cash equivalents and marketable securities of $31,000 and $104,000, respectively.

(3)      Income Taxes

         The Company has never made payments of Federal or State income taxes and does not anticipate generating book income in fiscal 1998; therefore, no income taxes have been reflected for the nine-month period ended March 31, 1998.

(4)      Net Loss Per Share

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

                               IMMUNOMEDICS, INC.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)


(5)      Stockholders' Equity

         On December 23, 1997, the Company entered into a structured Equity Line Flexible Financing Agreement (the "Equity Line") with an investor (the "Investor"), pursuant to which, subject to the satisfaction of certain conditions, the Company may receive up to an aggregate of $30 million over a 36-month period. During each three month period (each, an "Investment Period"), the Company, subject to the satisfaction of certain conditions, can require the Investor to purchase shares of the Company's common stock for an aggregate purchase price of between $1.0 million and $2.5 million and the Investor, at its option, may purchase additional shares of common stock for an aggregate purchase price of $1.0 million. The Company retains the right to provide that no purchases can be made in any given Investment Period. The Investor may select the dates on which the purchase of shares of the Company's common stock will occur. The purchase price per share to be paid by the Investor for the shares of the Company's common stock acquired under the Equity Line will equal 98% of the lowest sales price of the common stock during the three trading days immediately preceding the notice of purchase by the Investor. The Investor's obligation to purchase shares of the Company's common stock under the Equity Line is subject to various conditions, including, among other things, the price of the Company's common stock being at least such price as the Company may from time to time set as the minimum purchase price. In addition, the Investor is not required to purchase, in any Investment Period, an amount in excess of 8% of the product of the daily average value of open market trading of the common stock and the number of trading days in the Investment Period during either the current or immediately preceding Investment Period. The Company has granted the Investor the right to purchase additional $1.0 million during the Investment Period ending May 31, 1998. As of March 31,1998, the Company had received $1.5 million for which the Company issued 404,080 shares of common stock. During the first Investment Period, which commenced March 1, 1998 through May 13, 1998, the Company has received total of $4.5 million for which the Company has issued 1,056,835 shares of common stock.

         In connection with entering into the Equity Line, the Investor received a four-year warrant (the "Warrant") to purchase 50,000 shares of the Common Stock at an exercise price equal to $7.5375 per share (180% of closing sales price of Common Stock at the time of issuance). In addition, the Company has agreed to issue to the Investor, at the end of each calendar year an additional four-year warrant (each, an "Additional Warrant" and collectively, the Additional Warrants") to purchase Common Stock in an amount equal to 5,000 shares for each $500,000 of Common Stock purchased by the Investor during such year. The exercise price will be equal to 180% of the weighted average purchase price of the Common Stock purchased by the Investor during the year, provided that the number of shares issuable upon exercise of all the Additional Warrants will not exceed 125,000.

                               IMMUNOMEDICS, INC.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

         On June 27, 1996, the Company completed an equity financing pursuant to Regulation S under the Securities Act of 1933, pursuant to which several foreign investors purchased 200,000 shares of 5% Series D Convertible Preferred Stock (the "Series D Preferred") for $10,000,000. The terms of the transaction allow the investors, at their discretion, to convert the Series D Preferred into shares of the Company's common stock during a twenty-four month period beginning in June 1996, at a price equal to 89% of the average market price per share over a 20-day trading period surrounding the date of conversion. As of May 13, 1998, all of the 200,000 shares of Series D Preferred had been converted into 1,795,771 shares of common stock.

(6)      License and Distribution Agreements

         On November 24, 1997, the Company entered into a Distribution Agreement with Eli Lilly Deutschland GmbH ("Lilly") pursuant to which Lilly packages and distributes LeukoScan(R) within the countries comprising the European Union and certain other countries subject to receipt of regulatory approvals. Also, effective April 6, 1998, Lilly began packaging and distributing CEA-Scan within the countries comprising the European Union. The Company will pay Lilly a service fee based primarily on the number of units of product packaged and shipped. The parties contemplate that other Company products may be handled under this arrangement when appropriate.

         On August 2, 1995, the Company announced that its Development and License Agreement with Pharmacia, Inc. (which subsequently became Pharmacia & Upjohn Inc.- "Pharmacia") was terminated and the Company regained the North American marketing and selling rights for CEA-Scan. The Company and Pharmacia were subsequently unable to agree on the amount owed to the Company as a result of termination. In June, 1996, the Company filed a claim against Pharmacia before the American Arbitration Association. On November 28, 1997, the Company was awarded $1.8 million, including interest, which was recognized as revenue during the quarter ended December 31, 1997. Additionally, the Company recognized as revenue a portion of funds previously received from Pharmacia pertaining to CEA-Scan clinical trials for which the Company no longer has an obligation. Such amounts had been recorded as deferred revenue.

         In March 1995, the Company entered into a License Agreement with Mallinckrodt Medical B.V., pursuant to which Mallinckrodt Medical B.V. undertook to market, sell and distribute CEA-Scan(R) throughout Western Europe and in specified Eastern European countries, subject to receipt of regulatory approval in the specified Eastern European countries. In April 1996, the Company entered into a U.S. Marketing and Distribution Agreement with Mallinckrodt Medical, Inc. Pursuant to which Mallinckrodt Medical, Inc. undertook to market,

                               IMMUNOMEDICS, INC.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

         sell and distribute CEA-Scan for use in colorectal cancer diagnostic imaging in the U.S. on a consignment basis. Effective as of April 6, 1998, the Company terminated the agreements with Mallinckrodt Medical B.V. and Mallinckrodt Medical Inc.. In addition, effective as of April 30, 1998, the Company terminated its agreement with MMD Specialty Services, Inc. and employed directly substantially all of the people who previously comprised the contract sales force.

         Effective as of April 6, 1998, the Company entered into a non-exclusive Distributor and Product Service Agreement (the "Agreement") with Bergen Brunswig Specialty Company ("BBSC") pursuant to which BBSC undertook to provide product support services including distribution, order management and customer services for CEA-Scan and other products as agreed from time to time. The Company has agreed to sell CEA-Scan to BBSC at a fixed price per vial, for resale to certain customers. The Company has retained the right to sell CEA- Scan to certain national accounts for which it has agreed to pay a service fee based primarily on the number of units shipped. The Company and BBSC are currently discussing a modification to the Agreement pursuant to which sales to all customers would be made by BBSC on a consignment basis.

         (7)       Commitments and Contingencies

         On February 1, 1994, the Company entered into a master lease agreement, which was subsequently amended, pursuant to which the Company may lease equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement are determined based on current market rates of interest at the inception of each equipment schedule take- down, and are payable in monthly installments over a four-year period. The lease agreement contains an early purchase option for each equipment schedule, at an amount which is deemed to be fair value, exercisable no later than ninety days before the thirty-ninth installment is due. On November 1, 1996, December 9, 1996, and April 1, 1997, the Company exercised the early purchase options on equipment leased on February 14, 1994, April 1, 1994, and June 1, 1994, respectively. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default. As of March 31, 1998, the Company was not in compliance with certain of these ratios, but the lessor has not yet declared an event of default or requested a letter of credit. The Company does not believe that such a request would have a material adverse effect on the Company. As of April 30, 1998, the Company has leased equipment with a cost basis aggregating $1,247,000 under the master lease agreement. The Company has recorded lease expense for the three and nine months ended March 31, 1998 of $87,000 and $261,000, respectively.

                               IMMUNOMEDICS, INC.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

(8)      Reclassification

         Certain amounts previously reported have been reclassified to conform to current year presentation.

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

Results of Operations

Revenues for the nine-month period ended March 31, 1998 were $6,171,000 as compared to $2,629,000 for the same period in 1997, representing an increase of $3,542,000. The product sales for the nine-month period ended March 31, 1998 increased by $2,294,000 as compared to the same period of 1997, as the product launch for CEA-Scan and LeukoScan did not occur until October 1996 and April 1997, respectively. Royalties and license fees for the nine-month period ended March 31, 1998 decreased by $557,000 primarily due to the receipt of a non-recurring $500,000 license fee from a corporate partner in July 1996. Research and development revenue for the nine-month period ended March 31, 1998 increased by $603,000 as compared to same period of 1997, due to higher grant income and recognition of previously deferred revenue received from Pharmacia & Upjohn. Interest and other income for the nine-month period ended March 31, 1998 increased by $1,202,000, primarily due to the receipt of an arbitration award of $1.8 million, including interest, in its dispute with Pharmacia & Upjohn, offset by a decrease in interest income of $615,000 due to less cash available for investments.

Revenues for the three-month period ended March 31, 1998 were $1,260,000 as compared to $852,000 for the same period in 1997, representing a increase of $408,000. The product sales for the three-month period ended March 31, 1998 increased by $673,000 as compared to the same period of 1997, as the product launch for CEA-Scan and LeukoScan did not occur until October 1996 and April 1997, respectively. Research and development revenue for the three-month period ended March 31, 1998 decreased by $36,000 as compared to same period of 1997 primarily due to reduced deferred revenue recognition. Interest and other income for the three-month period ended March 31, 1998 decreased by $217,000, primarily due to less cash available for investments.

Total operating expenses for the nine-month period ended March 31, 1998 were $14,563,000 as compared to $13,437,000 for the same period in 1997, representing an increase of $1,126,000. Research and development costs for the nine-month period ended March 31, 1998 decreased by $1,178,000 as compared to the same period in 1997, primarily due to a decrease in the level of expenditures required to obtain validation of the Company's new manufacturing facility and lower cost associated with reduced patient enrollment for clinical trials. Sales and marketing expenses for the nine-month period ended March 31, 1998 increased by $2,565,000 primarily due to expenses of $1,183,000 associated with the Company's full-time oncology sales force provided by MMD Specialty Services,
Inc. and operating expenses for Immunomedics Europe which increased by $1,088,000 as compared to the same period of 1997. General and administrative costs for the nine-month period ended March 31, 1998 decreased by $396,000 as compared to the same period of 1997, primarily due to reduced legal costs as a result of the conclusion of the Pharmacia & Upjohn arbitration which was settled in November 1997.

Total operating expenses for the three-month period ended March 31, 1998 were $4,596,000 as compared to $4,904,000 for the same period in 1997, representing a decrease of $308,000. Research and development costs for the three-month period ended March 31, 1998 decreased by $673,000 as compared to the same period in 1997, primarily due to a decrease in the level of expenditures required to obtain validation of the Company's new manufacturing facility and lower cost associated with reduced patient enrollment for clinical trials. Sales and marketing expenses for the three-month period ended March 31, 1998 increased by $707,000 primarily due to expenses of $460,000 associated with the Company's full-time oncology sales force provided by MMD Specialty Services, Inc. and operating expenses for Immunomedics Europe which increased by $254,000 as compared to the same period of 1997. General and administrative costs for the three-month period ended March 31, 1998 decreased by $414,000 as compared to the same period of 1997, primarily due to reduced legal costs as a result of the conclusion of the Pharmacia & Upjohn arbitration which was settled in November 1997.

Net loss for the nine-month period ended March 31, 1998 was $8,392,000, or $0.23 per share, as compared to a loss of $10,808,000, or $0.31 per share, for the same period in 1997. The lower net loss of $2,416,000 in 1998 as compared to 1997 primarily resulted from higher revenues, partially offset by higher operating expenses, as discussed above. In addition, the net loss per share for the nine-month period ended March 31, 1998 was positively impacted by the higher weighted average number of common shares outstanding for this period, as compared to the same period in 1997. The increase in the weighted average number of common shares outstanding was primarily due to the conversion of Preferred Stock into the Company's Common Stock (see Note 5 to Unaudited Condensed Consolidated Financial Statements).

Net loss for the three-month period ended March 31, 1998 was $3,336,000, or $0.09 per share, as compared to a loss of $4,052,000, or $0.11 per share, for the same period in 1997. The lower net loss of $716,000 in 1998 as compared to 1997 primarily resulted from higher revenues and reduced operating expenses, as discussed above. In addition, the net loss per share for the three-month period ended March 31, 1998 was positively impacted by the higher weighted average number of common shares outstanding for this period, as compared to the same period in 1997. The increase in the weighted average number of common shares outstanding was primarily due to the conversion of Preferred Stock into the Company's Common Stock (see Note 5 to Unaudited Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

At March 31, 1998, the Company had working capital of $5,518,000, which represents a decrease of $6,235,000 from June 30, 1997, and had no long-term debt other than certain lease obligations (see Note 7 to Unaudited Condensed Consolidated Financial Statements). The net decrease in working capital resulted principally from the funding of operating expenses and capital expenditures.

On February 1, 1994, the Company entered into a master lease agreement, which was subsequently amended, pursuant to which the Company may lease equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement will be determined based on current market rates of interest at the inception of each equipment schedule take-down, and payable in monthly installments over a four-year period. The lease agreement contains an early purchase option for each equipment schedule, at an amount which is deemed to be fair value, exercisable no later than ninety days before the thirty-ninth installment is due. On November 1, 1996, December 9, 1996, and April 1, 1997, the Company exercised the early purchase options on equipment leased on February 14, 1994, April 1, 1994, and June 1, 1994,
respectively. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default. As of March 31, 1998, the Company was not in compliance with certain of these ratios, but the lessor has not yet declared an event of default or requested a letter of credit. The Company does not believe that such a request would have a material adverse effect on the Company. As of April 30, 1998, the Company has leased equipment with a cost basis aggregating $1,247,000 under the master lease agreement (see Note 7 to Unaudited Condensed Consolidated Financial Statements).

The Company's liquid asset position, measured by its cash, cash equivalents and marketable securities, was $7,760,000 at March 31, 1998, representing a decrease of $7,264,000 from June 30, 1997. This decrease was primarily attributable to the funding of operating expenses and capital expenditures as discussed above. It is anticipated that working capital and cash, cash equivalents and marketable securities will decrease during the remainder of fiscal year 1998 as a result of planned operating and capital expenditures. At present, the Company believes that its current cash resources and funds available under the Equity Line, as described below, will be sufficient to fund anticipated operating expenses and capital expenditures through fiscal year 1999.

On December 23, 1997, the Company entered into a structured Equity Line Flexible Financing Agreement (the "Equity Line") with an investor (the "Investor"), pursuant to which, subject to the satisfaction of certain conditions, the Company may receive up to an aggregate of $30 million over a 36- month period. During each three month period (each, an "Investment Period"), the Company, subject to the satisfaction of certain conditions, can require the Investor to purchase shares of the Company's common stock for an aggregate purchase price of between $1.0 million and $2.5 million and the Investor, at its option, may purchase additional shares of common stock for an aggregate purchase price of $1.0 million. The Company retains the right to provide that no purchases can be made in any given Investment Period. The Investor may select the dates on which the purchase of shares of the Company's common stock will occur. The purchase price per share to be paid by the Investor for the shares of the Company's common stock acquired under the Equity Line will equal 98% of the lowest sales price of the common stock during the three trading days immediately preceding the notice of purchase by the Investor. The Investor's obligation to purchase shares of the Company's common stock under the Equity Line is subject to various conditions, including, among other things, the price of the Company's common stock being at least such price as the Company may from time to time set as the minimum purchase price. In addition, the Investor is not required to purchase, in any Investment Period, an amount in excess of 8% of the product of the daily average value of open market trading of the common stock and the number of trading days in the Investment Period during either the current or immediately preceding Investment Period (see Note 5 to Unaudited Condensed Consolidated Financial Statements).

In addition to the funds available under the Equity Line, the Company believes that it may require additional financial resources by the beginning of fiscal year 2000 in order for it to continue its projected levels of research and development and clinical trials of its proposed products and regulatory filings for new indications of existing products.

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

Part II - Other Information

Item 2.           Changes in Securities and Use of Proceeds.

As discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," on December 23, 1997, the Company entered into the Equity Line. During the fiscal quarter ended March 31, 1998, the Company issued 404,080 shares of its common stock to the Investor and received gross proceeds of $1.5 million. The proceeds from the Equity Line have been and will continue to be used for general corporate purposes, including research and development, marketing, sales and clinical and regulatory activities. The share of common stock issued to the Investor under the Equity Line were offered for sale, and were sold, without registration thereof under the Securities Act of 1933, pursuant to the exemption from registration provided by Section 4 (2) under such Act.

On January 23, 1998, the Company adopted a standard Shareholder Rights Plan (the "Plan"). Pursuant to the Plan, one Right was distributed as a dividend on each outstanding share of the Company's common stock. Pursuant to the Plan, if a party makes a tender offer to acquire 15% or more of the Company's common stock, each Right will entitle shareholders, other than the acquiring party, to buy one-hundredth of a share of a new series of junior participating preferred stock, which is equivalent to one share of common stock. The exercise price is $37 per Right. Should a party or group acquire 15% or more of the Company's outstanding common stock, each Right will entitle its holder (other than such acquiring party) to purchase, at the Right's exercise price, the Company's common shares having a market value of twice the exercise price in lieu of receiving preferred stock. Under those circumstances, the Board of Directors may instead allow each Right (other than Rights owned by such acquiring party), to be exchanged for one share of common stock. The exercising or exchanging of this Right by Shareholders would have a substantial dilutive effect on the acquiring party. The dividend distribution was made on February 2, 1998 to shareholders of record on that date. The Rights will expire on January 23, 2008.

Item   6.         Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           10.27 Distribution and Product Services Agreement, dated as of March 13, 1998, between Immunomedics, Inc. and Alternate Site Distributors, Inc. d.b.a. Bergen Brunswig Specialty Company (Confidentiality treatment has been requested for certain portions of the Agreement).

                           27       Financial Data Schedule.

                  (b)      Reports on Form 8-K

                           The Company did not file a Current Report on Form 8-K during the three-month period ended March 31, 1998.

                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                              IMMUNOMEDICS, INC.
                                                                    (Registrant)




DATE: May 13, 1998                       /s/ David M. Goldenberg
                                         ------------------------
                                         David M. Goldenberg,
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         (Principal Executive Officer)









DATE: May 13, 1998                       /s/ Kevin F.X. Brophy
                                         ----------------------
                                         Kevin F.X. Brophy,
                                         Vice President, Finance &
                                         Administration (Principal Financial and
                                         Accounting Officer)