Form 10-K
period 1998-06-30
IMMUNOMEDICS INC
filed 1998-09-28
CIK 722830

------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             -------------------
                                  FORM 10-K

(Mark One)
   [x]                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE SECURITIES EXCHANGE ACT OF 1934

                                FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                                  OR

   [ ]                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 0-12104

                             -------------------
                              IMMUNOMEDICS, INC.
            (Exact name of registrant as specified in its charter)

                             -------------------

                   Delaware                       61-1009366
          (State of incorporation) (I.R.S. Employer Identification No.)

 300 American Road, Morris Plains, New Jersey                       07950
   (Address of principal executive offices)                       (Zip Code)

     The Company's telephone number, including area code: (973) 605-8200

                             -------------------
         Securities registered pursuant to Section 12(b) of the Act:
                                     None

         Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                               (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of September 24, 1998, 37,586,087 shares of the Company's common stock were outstanding, and the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sale price for the Company's common equity on the Nasdaq National Market at that date, was $87,645,237.

                     Documents Incorporated by Reference:

    Portions of the Company's definitive Proxy Statement to be mailed to stockholders in connection with the Annual Meeting of Stockholders of the registrant to be held on November 4, 1998 (the '1998 Definitive Proxy Statement'), which will be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III hereof.

------------------------------------------------------------------------------

                                    PART I

Item 1 -- Business

Introduction

    Immunomedics, Inc. (the 'Company') is a biopharmaceutical company applying innovative proprietary technology in antibody and peptide selection, modification and chemistry to the development of products for the detection and treatment of cancers and other diseases. Integral to these products are highly specific monoclonal antibodies designed to deliver radioisotopes, chemotherapeutic agents, toxins, dyes or other substances to a specific disease site or organ system.

    The Company is developing a line of in vivo imaging products for the detection of various cancers and other diseases. In April, 1991, the Company filed a Product License Application, now called a Biologics License Application ('BLA'), to which an amendment was filed in June, 1993, with the U.S. Food and Drug Administration ('FDA') seeking approval to manufacture and market, in the United States, the Company's proprietary in vivo colorectal cancer imaging product, CEA-Scan'r'. On June 28, 1996, the FDA licensed CEA-Scan for use with other standard diagnostic modalities for the detection of recurrent and/or metastatic colorectal cancer. In March, 1992, the Company filed with the Committee for Proprietary Medicinal Products ('CPMP') to market the product in Europe. On October 4, 1996, the Company was granted marketing authorization by the European Commission for use of CEA-Scan in the 15 countries comprising the European Union for the same indication as approved in the United States. Phase III clinical trials of CEA-Scan for the detection of lung cancer are continuing, and the Company is in discussion with both the FDA and CPMP to evaluate Phase II clinical trial data for the detection of breast cancer. However, no assurance can be given as to if, or when, final regulatory approvals for any of these additional indications for CEA-Scan may be forthcoming. In February, 1992, the Company filed with the Health Protection Branch ('HPB') to market CEA-Scan in Canada. On September 16, 1997, the Company received a notice of compliance from the HPB permitting it to market CEA-Scan in Canada for recurrent and metastatic colorectal cancer.

    On February 14, 1997, the Company was granted regulatory approval by the European Commission to market LeukoScan'r', an in vivo infectious disease diagnostic imaging product, in all 15 countries which are members of the European Union, for the detection and diagnosis of osteomyelitis (bone infection) in long bones and in diabetic foot ulcer patients. On December 19, 1996, the Company filed a BLA for LeukoScan with the FDA for the same indication approved in Europe, plus an additional indication for the diagnosis of acute, atypical appendicitis. A New Drug Submission for LeukoScan for the same indications as in the U.S. was filed with the HPB in Canada on March 24, 1998 and a marketing application was filed in Switzerland in September, 1998. The Company also has decided not to continue pursuing the broadening of its approval for LeukoScan in Europe to include the acute, atypical appendicitis indication, but will instead publish its Phase III efficacy data. As with all regulatory filings, there can be no assurance that such filings will be approved by the FDA or by the HPB. Phase III trials for infected prostheses are continuing, and the Company is examining other applications for the product.

    The Company has developed and filed an Investigational New Drug application ('IND') for two other in vivo cancer imaging products: AFP-Scan'r' for the detection and diagnosis of liver and germ cell cancers, currently in Phase II clinical trials, and LymphoScan'TM' for diagnosis and staging of non- Hodgkin's lymphomas, currently in Phase III clinical trials (see 'Products and Projects in Development').

    The Company also is applying its expertise in antibody selection, modification and chemistry to develop therapeutic products for cancer using humanized monoclonal antibodies labeled with radioisotopes or conjugated with drugs or unlabeled monoclonal antibodies. The Company has been conducting a multicenter Phase I/II clinical trial with LymphoCide'TM' (formerly ImmuRAIT-LL2), a non-Hodgkin's B-cell lymphoma therapeutic product. This trial was designed to obtain knowledge about targeting and dosing with the murine form of the monoclonal antibody. The Company has now advanced the humanized form of LymphoCide into Phase I/II clinical trials and is discontinuing trials with the murine form (see 'In Vivo Therapeutic Products'). Solid tumor therapy with CEA-Cide'r' for treatment of patients with inoperable, residual and recurrent solid tumors is advancing into Phase I/II clinical trials in the U.S. and European Union. CEA-Cide targets receptor sites on CEA-expressing solid tumors of the breast, lung, digestive and other organ systems.

    On November 24, 1997, the Company entered into a Distribution Agreement with Eli Lilly Deutschland GmbH ('Lilly') pursuant to which Lilly packages and distributes LeukoScan within the countries comprising the European Union and certain other countries subject to receipt of certain regulatory approvals.

    Effective as of April 6, 1998, the Company terminated its license agreements with Mallinckrodt Medical, B.V. and Mallinckrodt Medical, Inc. The Company has entered into an agreement with Lilly to distribute CEA-Scan in the European Union and an agreement with the ICS Division of Bergen Brunswig Speciality Corporation to provide product support services in the U.S., including distribution, order management and customer service for CEA-Scan and other products from time to time.

    The Company assumed full responsibility for sales and marketing of CEA-Scan worldwide and has employed its own sales and marketing organizations in the U.S. and Europe and negotiated local distribution agreements in certain markets outside the U.S. (see 'Marketing, Sales and Distribution' for the current status of these agreements).

    In November, 1997, the Company was awarded damages in the amount of $1.8 million, including interest in its arbitration claim against Pharmacia, Inc. ('Pharmacia') for breach of contract and fiduciary duty arising out of the license agreement with a predecessor of Pharmacia that had been terminated in 1995 (see 'Legal Proceedings').

    In June, 1998, the Company announced its intention to form a joint venture with Beckman Coulter, Inc. for the development of compatible technologies to advance the next generation of cancer therapeutics. Beckman Coulter will license a bi-specific antibody targeting technology known as 'Affinity Enhancement System' to IBC Pharmaceuticals, LLC, the new joint venture. The Company will license technology and commercialization expertise to the venture.

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

Products and Projects in Development

In Vivo Imaging Products

    The Company's in vivo imaging products utilize radioimmunodetection, which involves injecting a patient with a radioisotope linked, or conjugated, to an antibody. An antibody is a protein that can recognize and selectively attach itself to a specific substance called an antigen. Such antigens are present on tumor cells, white blood cells that accumulate at the sites of infections, and other disease entities. By attaching a radioisotope to a disease-targeting antibody, the radioisotope may be delivered to a disease site for imaging. A gamma camera (standard nuclear medicine equipment used for imaging) is then used to detect and display radioisotope concentrations, revealing the presence, location and approximate size of the site of disease.

    The Company's in vivo imaging products utilize only one of the upper arms of the antibody, the Fab' fragment. The Company uses its proprietary chemistry to produce the Fab' fragment of a mouse-derived antibody capable of direct and virtually instant attachment or 'labeling' with technetium-99m. Technetium-99m is the radioisotope most frequently used in nuclear medicine because of its high quality imaging capabilities, short half-life, widespread availability and low cost. The use of a fragment of the antibody, rather than the whole, minimizes the human body's immune response to the injection of mouse-derived antibodies. This benefit is enhanced by the low Fab' dosage used in the Company's imaging products. An additional advantage of using technetium-99m and an antibody fragment is that imaging is enhanced in the liver, the first site of distant metastasis for many cancers. Intact antibodies and certain other imaging radioisotopes accumulate in the liver, potentially interfering with adequate imaging of tumors in this organ. Finally, technetium-99m labeled antibody fragments not taken up by tumors are quickly excreted via the kidneys, enhancing tumor-to-background ratios in other regions.

    The Company's in vivo imaging products, contained in single vials, can be easily prepared by nuclear medicine technicians without assistance from a radiochemist or nuclear pharmacist. Once the technetium-99m is added to the vial in a saline solution, the product is ready for injection in approximately five minutes.

    On June 28, 1996, the FDA licensed CEA-Scan for use in conjunction with other standard diagnostic modalities for the detection of the presence, location and extent of recurrent and/or metastatic colorectal cancer. On October 4, 1996, this product also was approved by the European Commission for the same indication. On September 16, 1997, the Company received a notice of compliance from the HPB permitting it to market CEA-Scan in Canada for recurrent and metastatic colorectal cancer. In addition, the Company has six proposed in vivo imaging products or indications in various stages of clinical testing and regulatory review by the FDA -- five for cancer imaging (CEA-Scan for lung and breast cancer, AFP-Scan for liver and germ cell cancer and LymphoScan for non-Hodgkin's lymphoma) and one for imaging infectious diseases (LeukoScan). Clinical trials of PCP-Scan'TM' ('PCP') for imaging of Pneumocystis carinii pneumonia were discontinued as the Company continues to assess the product's commercial value.

    The antibody in CEA-Scan is directed at carcinoembryonic antigen ('CEA'), which is abundant at the site of virtually all cancers of the colon or rectum (both primary tumors and metastases). CEA is also associated with many other cancers, and the Company estimates that three quarters of all human cancer patients have elevated CEA levels at some of their tumor sites. As part of receiving FDA approval for CEA-Scan, the Company has agreed to conduct Phase IV clinical studies to evaluate the product following re-administration. The Company also is performing Phase III clinical trials, using CEA-Scan, for imaging lung cancer. In addition, Phase II clinical trials for breast cancer imaging have been completed, results of which are currently being discussed with FDA and CPMP officials to determine whether such data will support the submission of applications for this additional indication in the U.S. and Europe, respectively.

    LeukoScan is a monoclonal antibody fragment which seeks out and binds to granulocytes (white blood cells) associated with a potentially wide range of infectious and inflammatory diseases. On February 14, 1997, the Company received European regulatory approval to market the product for detecting and diagnosing osteomyelitis (bone infection) in long bones and in diabetic foot ulcer patients. On December 19, 1996, the Company filed a BLA with the FDA, seeking approval to market LeukoScan in the U.S. for the same indication approved in Europe, plus an additional indication for diagnosis of acute, atypical appendicitis. A New Drug Submission for the same indications as in the U.S. was filed with the HPB in Canada on March 24, 1998, and a marketing application was filed in Switzerland in September, 1998.

    Three other imaging products are being studied pursuant to IND's submitted to the FDA. The Company also has ongoing clinical trials in Europe for these agents:

            -- LymphoScan, employing an antibody capable of targeting an antigen on non-Hodgkin's B-cell lymphomas (Phase III clinical trials are underway).

            -- AFP-Scan,    employing   an   antibody   capable   of   targeting
               alpha-fetoprotein, a marker on liver cancer and germ-cell tumors of the ovaries and testes (Phase II clinical trials are underway).

            -- MyeloScan'TM',  Tc-99m -- labeled  murine  antibody  for  nuclear imaging of bone marrow for detection of metastatic marrow disease (Phase I/II clinical trials are completed).

In Vivo Therapeutic Products

    The Company is applying its expertise in antibody selection, modification and chemistry to cancer therapeutics, using monoclonal antibodies labeled with therapeutic radioisotopes or conjugated with drugs. The Company is engaged in developing anti-cancer products, principally with a technique called radioimmunotherapy. This technique may deliver radiolabeled therapeutic agents to tumor sites more selectively than current radiation therapy technologies, while minimizing debilitating side effects. The Company conducted a multicenter Phase I/II clinical trial with the murine form of its non-Hodgkin's B-cell lymphoma proposed therapeutic product, LymphoCide, for over four years. This product consists of a monoclonal antibody, highly specific in targeting B-cell lymphomas, labeled with the radioisotope iodine-131. In this Phase I/II clinical trial of LymphoCide, several patients, all of whom were late-stage and were unresponsive to other therapies, experienced varying degrees of tumor regression. Reversible bone marrow toxicity was also observed. By conducting this trial, the Company increased its knowledge of antibody targeting and dosage. The Company has now advanced its humanized antibody program into Phase I/II clinical trials and is discontinuing its trials with the murine antibody form of LymphoCide. The Company is currently conducting, in collaboration with the Center for Molecular Medicine and Immunology ('CMMI') (also known as the Garden State Cancer Center) and other academic or research centers, research on murine and humanized forms of targeting antibodies, alternative radioisotopes and new conjugation methods (see 'Research Programs').

Research Programs

    The Company incurred approximately $11,738,000, $13,114,000 and $12,504,000, in total research and development expense during its fiscal years ended June 30, 1998, 1997 and 1996, respectively.

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

    During the past four fiscal years, the Company, in collaboration with CMMI and other investigators, continued to demonstrate successful targeting in patients with the Company's humanized monoclonal antibodies (hMN-14 and hLL2) against the CEA cancer marker and non-Hodgkin's B-cell lymphoma, respectively, as compared to the murine counterparts (MN-14 and LL2). The anticancer humanized antibodies are about 95% human and have shown very good uptake in the patients' tumors. The Company has now begun focusing on the study of these humanized monoclonal antibodies labeled with a pure beta-emitting isotope, yttrium-90, in patients with the appropriate target tumors (discussed below).

Alternative Radioisotopes

    The Company has used iodine-131 to label its anti-lymphoma antibody (LL2), which has been evaluated in a phase I/II clinical trial against non-Hodgkin's lymphoma. This disease has previously been found to respond well to radioimmunotherapy using iodine-131-labeled, murine-based anti-lymphoma antibodies by investigators at several institutions. However, one potential drawback of an iodine-131-labeled LL2 antibody is the finding that LL2, as a rapidly internalizing antibody, is readily metabolized with the iodine-131-bound metabolite quickly excreted from the target cell. This means that full advantage is not taken of the eight-day half-life of the iodine-131 radionuclide in this one particular disease. In contrast, yttrium-90 from administered yttrium-90-labeled LL2 has been shown to be retained inside lymphoma cells for long periods after antibody metabolism. For this reason, and also for reasons of greater efficacy against larger tumors and the potential for out-patient use due to lack of any associated gamma-ray emissions, the Company's scientists have developed yttrium-90-LL2 as a second-generation product. The Company has developed a proprietory technology using a compound called 'DOTA' to tightly bind yttrium-90 to antibodies, assuring that the isotope will stay attached during circulation, and thus minimally impact the bone marrow and other organ systems. The Company has begun Phase I/II clinical trials with yttrium-90-labeled humanized antibodies, and early reports are promising, with some evidence of tumor regression. The Company is not alone in substituting yttrium-90 for iodine-131 as an antibody-delivered isotope therapeutic. At least one other competitor is labeling an antibody with yttrium-90 for similar indications. There can be no assurance that the Company's clinical trials will result in a successful BLA submission, or that the resulting product will prove successful in the marketplace.

Other Antibody-Directed Therapy Approaches

    The Company is continuing work on selective coupling of therapeutic site-specific agents onto engineered carbohydrate residues on antibody fragments. The proprietary antibody constructs offer the advantage of loading multiple therapeutic moieties onto antibody fragments at a particular site and in a manner, which is known not to interfere with antigen binding. The Company also is continuing to investigate 'pre-targeting', whereby an antibody is administered first and then followed by a separate radionuclide administration. Secondary recognition groups are attached, one to the targeting antibody and the other to the radionuclide, such that the radionuclide is localized to the antibody pre-targeted to the tumor site. Using such methods in preclinical animal tumor models, target-to-blood uptake ratios of radionuclide have been improved by orders of magnitude compared to the antibody radiolabeled in the conventional manner. The advantage of markedly increased target-to-blood ratios is somewhat offset by the greater complexity involved in multiple administration and timing of reagents. Accordingly, there can be no assurance at the present time that this 'pre-targeting' approach will offer a practical alternative for radioimmunotherapy. Further, other companies also developing pre-targeting methods may prove to be more successful or faster to commercialization.

Peptides

    During fiscal year 1998, the Company continued to improve its proprietary methods for technetium-99m radiolabeling of peptides, which were developed in fiscal year 1996, up to clinical-scale levels using single-vial kits. These automated synthetic methods will be generally applicable to the preparation of radioconjugates of other diverse chelate-peptides, and will enable rapid evaluation of different peptide-receptor systems directly with peptide analogs labeled with technetium-99m, the optimum imaging radionuclide. This technology has been applied to the preparation of analogs of somatostatin and has demonstrated reagent utility in pre-clinical in vivo models. In related work, similar novel synthetic methods have also been used to prepare chelate-peptide conjugates which can be radiolabeled with indium-111 and yttrium-90.

Intraoperative Cancer Detection

    The Company has been developing intraoperative cancer detection applications with CEA-Scan, utilizing hand-held, radiation-detecting probes. The Company has learned that surgeons have successfully used CEA-Scan in this way, within 48 hours of its injection and external imaging. The Company has remained in contact with these surgeons, one of whom reported to the Society of Surgical Oncology on a prospective study of CEA-Scan imaging and probe-guided surgery in twenty (20) patients. That study concluded that the probe and CEA-Scan provided useful new information in 7 of 20 patients, encouraging more aggressive postoperative care, including chemotherapy. A U.S. patent was issued in 1990 to the Company for this and endoscopic applications. The Company has discussed with the FDA the use of CEA-Scan with gamma probes, and is planning clinical trials along lines proposed by the FDA, with the objectives of gaining regulatory approval for this new intraoperative use of CEA-Scan. However, there can be no assurance that such clinical trials or regulatory filings will be successful.

Government Grants

    During fiscal year 1998, the Company was awarded a phase I Small Business Innovation Research ('SBIR') grant from The National Cancer Institute ('NCI') of the National Institutes of Health, for $100,000, to design a hormone releasing peptide imaging agent which will be used to non-invasively image breast tumor receptors. Such an agent could potentially provide very specific benchmark information which could categorize tumors, stage the disease, determine a cost-effective course of therapy and monitor treatment progress.

    In September 1998, the Company was awarded two phase I SBIR grants for $100,000 each. The first is to produce monoclonal antibody-based agents for use in early detection of cancer by positron-emission tomography ('PET'). The second is for improving tumor radioimmunotherapy by peptide nucleic acid ('PNA') pre-targeting. (see 'In Vivo Imaging Products').

Relationship with The Center for Molecular Medicine and Immunology

    The Company's product development has involved, to varying degrees, CMMI, a specialized cancer research center, for the performance of certain basic research and patient evaluations, the results of which are made available to the Company pursuant to a collaborative research and license agreement. CMMI is a not-for-profit corporation funded primarily by grants from the NCI. CMMI was previously located adjacent to the Company's former Newark, New Jersey, manufacturing facility (Newark Facility), but in November 1996, moved to improved facilities in Belleville, New Jersey. Dr. David M. Goldenberg, Chairman of the Board and former Chief Executive Officer of the Company, is the founder, current President and a member of the Board of Trustees of CMMI. Dr. Goldenberg devotes more of his time working for CMMI than for the Company. Certain consultants to the Company have employment relationships with CMMI, and Dr. Hans Hansen, an officer of the Company, is an adjunct member of CMMI. Despite these relationships, CMMI is independent of the Company, and CMMI's management and fiscal operations are the responsibility of CMMI's Board of Trustees (see 'Certain Relationships and Related Transactions').

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

    The potential for conflicts of interest may exist in the relationship between the Company and CMMI, and the provisions of the agreement between the Company and CMMI have been designed to prevent such conflicts from occurring. The Company and CMMI have agreed that neither will have any right, title or interest in or to the research grants, contracts or other agreements obtained by the other. The decision as to whether a potential product has reached the stage of development such that it must be offered by CMMI to the Company is made by the Board of Trustees of CMMI, and Dr. Goldenberg has agreed not to participate in the determination of any such issue. Similarly, the decision by the Company as to whether or not to exercise its right of first negotiation or release of any potential product offered by CMMI is determined by a majority vote of the Board of Directors (or a subcommittee thereof), and Dr. Goldenberg has agreed not to participate in the determination of any such issue.

    The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amount of approximately $98,000, $69,000 and $64,000 during the years ended June 30, 1998, 1997 and 1996, respectively. The Company also provides, at no cost to CMMI, laboratory materials and supplies in connection with research conducted in areas of potential interest to the Company.

    During each of the years ending June 30, 1998, 1997 and 1996 the Board of Directors of the Company made grants to CMMI of $200,000, to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI. Pursuant to a collaborative research and license agreement, dated as of January 21, 1997, between the Company and CMMI, the Company has agreed to pay CMMI an annual license fee of

$200,000, for which the Company has the first right and option to negotiate a worldwide commercialization license.

Business Risks

    The Company's products are in various stages of development and face a high degree of technological, regulatory and competitive risk. In addition, the Company's products must be approved for marketing by regulatory agencies such as the FDA (with the exception of CEA-Scan and LeukoScan, which have been licensed as discussed above), and no assurance can be given as to if or when such approvals could be forthcoming. Product discovery and development activities require substantial cash outlays. At least until CEA-Scan and/or LeukoScan are successfully commercialized, future revenues will be dependent in large part upon the Company entering into new arrangements with collaborative partners and upon public and private financings. In addition, the Company has only recently established a sales and marketing organization, including the addition of specialized sales forces in the U.S. and Europe (see 'Marketing, Sales and Distribution'). No assurance can be given that the Company's manufacturing costs will be economically viable, or that the Company can develop an effective sales and marketing strategy to effectively promote any marketed product.

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

Marketing, Sales and Distribution

In Vivo Products

    The Company's marketing strategy initially consisted of forming corporate alliances with pharmaceutical companies for the sale and distribution of its in vivo imaging and therapeutic products, whereby the partner's established marketing, sales and distribution networks would minimize the Company's need to expend funds to develop these areas of expertise. However, the Company now believes that development of its own sales force, complementary to those of its partners, will be necessary to increase the likelihood of maximizing market penetration for its imaging products.

    In March, 1995, the Company entered into a license agreement with Mallinckrodt Medical B.V., pursuant to which Mallinckrodt Medical B.V. marketed, sold and distributed CEA-Scan throughout Western Europe and in specified Eastern European countries, subject to receipt of regulatory approval in the specified countries.

    In April, 1996, the Company entered into a Marketing and Distribution Agreement with Mallinckrodt Medical, Inc., pursuant to which Mallinckrodt Medical, Inc., marketed, sold and distributed CEA-Scan for use in colorectal cancer diagnostic imaging in the U.S. on a consignment basis, and was required to commit financial resources to that effort. The Company retained manufacturing and co-promotional rights, paid Mallinckrodt Medical, Inc. a pre-determined amount or percentage of the net selling price, and was allowed to commit additional financial resources to promotional activities. In connection therewith, the Company entered into an agreement with MMD Specialty Services, Inc. ('MMD') pursuant to which MMD provided the Company, during fiscal year
1998, with a full-time oncology sales force for the marketing and sale of CEA-Scan in the United States.

    In April, 1997, the Company launched LeukoScan in Europe. All marketing, selling and distribution rights to the product have been retained by the Company and the Company continues to build a sales and marketing organization to support this effort. Accordingly, the Company has moved its European operations to new facilities in Hillegom, The Netherlands. In November, 1997, the Company entered into a Distribution Agreement with Lilly pursuant to which Lilly packages and distributes LeukoScan within the countries comprising the European Union and certain other countries subject to the receipt of regulatory approval. The Company has established sales representation in major

European markets, including Germany, the United Kingdom, France and Italy. The expansion of the sales and marketing organization also has enhanced the Company's capability to market products in Europe through the appointment of BYK-Gulden as distributor in Italy, and local distributors in Spain (Nuclear Iberica) and Greece (P.N. Gerolymontes S.A.). The European headquarters support staff and infrastructure has been expanded to include a sales manager, and a physician with responsibilities as Medical Director.

    The Company was dissatisfied with the performance of Mallinckrodt Medical B.V. and Mallinckrodt Medical, Inc., (collectively, the 'Mallinckrodct Affiliates') under the respective agreements. After protracted discussions with Mallinckrodt management, the Company decided it was in the best interest of customers and shareholders to terminate its agreements with Mallinckrodt and, on April 6, 1998, assumed full control of marketing, sales and distribution of all its products (See 'Legal Proceedings'). On that date, the Company appointed Lilly to distribute CEA-Scan in the European Union and a division of Bergen Brunswig Company as a non-exclusive U.S. distributor of CEA-Scan. Upon further review, the Company determined that the sales and marketing efforts would be better supported through a structure that directly identified the Company to its customers. Accordingly, in May 1998, the Company revised its arrangements with BBSC, entering into an agreement with Integrated Commercialization Solutions, Inc. ('ICS'), a subsidiary of Bergen Brunswig Corporation and terminated the original agreement. Under the new agreement, ICS serves as an agent of the Company providing product support services including customer service, order management, distribution, invoicing and collection.

    On September 9, 1998, the Company entered into an agreement with Syncor International, the world's leading provider of radiopharmacy services, under which Syncor will make CEA-Scan available to its hospitals and clinic accounts throughout the U.S., supported by Immunomedics' sales and technical support specialists. Syncor will support the Company's efforts with their own team of field specialists as well as the licensed radiopharmacists who manage their 118 U.S. facilities. The Company continues to have discussions with other radiopharmacy chains regarding arrangements which will make CEA-Scan more widely available to hospitals and clinics, but as of the date of this report no other agreements have been consumated, and there can be no assurance that any additional agreements will be entered into.

    On January 1, 1998, in anticipation of the Company taking an increasing role in the marketing and sales of its products worldwide, the Company appointed a vice president of marketing. On May 1, 1998, the Company acquired substantially all of its MMD contract sales organization following which the Company added additional representatives in territories formerly covered by Mallinckrodt. The Company also has appointed a national sales director and a marketing manager, each with more than a decade of experience in the pharmaceutical industry. By October 1, 1998, the Company expects to have 22 sales representatives and three regional managers concentrated in major metropolitan markets.

    Prior to April 1998, the marketing of CEA-Scan was adversely impacted by the absence of field training personnel and materials dedicated to training new users how to properly perform, process and interpret CEA-Scan studies. In response, the Company has hired a manager of technical services with more than a decade of nuclear medical technology consulting, and more recently, a Western region technical specialist. Three similarly skilled Company employees also provide technical support to customers on an ad-hoc basis.

    The Company recently repositioned its marketing and sales efforts to focus on the contributions of CEA-Scan to the evaluation of patients with primary colorectal cancer, up to a third of whom have unsuspected metastatic disease at the time of the disease being discovered. In such cases, CEA-Scan holds the possibilities of detecting those metastases before the patient is taken to the operating room, allowing for alternative courses of action. By encouraging preoperative imaging with CEA-Scan, the Company hopes to prepare surgeons for the day when the residual radiation from those preoperative studies can be detected by gamma probes, thus reducing the likelihood that unsuspected malignant tissue will be inadvertently left behind. Also, by 'benchmarking' colorectal cancer patients for metastases before surgery, surgeons can use CEA-Scan to routinely follow those same patients for recurrence. The Company is initiating a clinical trial modeled after a paper presented at the 1998 World

Federation of Surgical Oncology Societies meeting. The authors followed 40 rectal cancer patients with CT, colonoscopy, blood studies and CEA-Scan over a five-year period. They concluded that only CEA-Scan picked up recurrent disease at a point when it was still surgically curable in about a quarter of the patients suffering a relapse.

Manufacturing

    To date, the Company has manufactured all investigational agents used in its clinical trial programs and currently manufactures CEA-Scan and LeukoScan for commercial use. The Company performs antibody processing and purification of its clinical products at its Morris Plains, New Jersey, facility (see 'Properties'). The Company has entered into a manufacturing agreement with SP Pharmaceuticals, formerly the Oncology Division of Pharmacia & Upjohn, pursuant to which SP Pharmaceuticals performs certain end-stage portions of the manufacturing process. Under the terms of such agreement, the Company pays according to an established price structure for these services. The Company has identified and qualified a second entity to perform similar end-stage manufacturing as a second source to SP Pharmaceuticals.

    In February, 1997, the Company closed its Newark, New Jersey, manufacturing facility and moved these operations to the Company's Morris Plains headquarters, which also houses regulatory, medical, research and development, finance, marketing and executive offices (see 'Properties'). The Company has now scaled-up to commercial levels its antibody purification and fragmentation manufacturing processes. The new manufacturing facility consists of four independent antibody-manufacturing suites, several support areas, and a quality control ('QC') laboratory. Start-up validation and inspection of the new facility has been completed, encompassing the adoption of a new, more efficient manufacturing process. In May, 1998, the manufacturing facility and product manufacturing processes were approved by the CPMP of the European Commission. The facility and processes are under final review by the FDA. However, there can be no assurance at this time that the FDA will approve this facility in a timely manner to meet the manufacturing needs of the Company.

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

Patents and Proprietary Rights

    The Company actively pursues a policy of seeking patent protection, both in the United States and abroad, for its proprietary technology. The Company has a diverse patent portfolio for its in vivo diagnostic products, currently consisting of 54 issued United States patents and 192 issued foreign patents, with 38 U.S. patent applications pending, of which 5 have been allowed, and 134 foreign patent applications pending, of which 18 have been allowed. Included in the foregoing are 8 United States patents and their foreign counterparts, to which the Company has rights pursuant to an exclusive license granted by Dr. Goldenberg. The Company also has certain rights with respect to patents and patent applications owned by CMMI, by virtue of a license agreement between the Company and CMMI.

    The Company owns or has licensed patents that contain broad claims covering significant aspects of current radioimmunodetection technology for tumor imaging with radiolabeled antibodies and antibody fragments. These U.S. issued patents expire beginning in 1999, subject to extension under certain circumstances. The Company's patents also contain broad claims relating to tumor therapy with radiolabeled antibodies and antibody fragments. These patents contain claims covering the Company's potential in vivo cancer imaging and therapeutic products currently under development.

    In September, 1997, the Company was issued a U.S. patent for modified radioantibody fragments that are cleared from the body with reduced uptake by the kidneys.

    In October, 1997, the Company was issued a U.S. Patent covering a new technology for detecting and treating infectious and inflammatory lesions using a chimeric (or hybrid) antibody. This hybrid antibody consists of an antigen-binding part that targets human granulocytes, combined with a different antibody region that bonds to receptors on human mononuclear lymphoid cells which are involved in chronic infections and inflammations. This represents an extension of the LeukoScan technology to more chronic infections and to inflammations.

    In November and December, 1997, the Company was issued two U.S. patents covering broad claims for drugs designed to treat and diagnose chemotherapy-resistant cancers or infections. Resistance to anti-cancer drugs is related to the increased expression of certain proteins on the membrane of resistant cells, such as P-glycoprotein which gives rise to multi-drug resistance (MDR). The process makes the use of the antibodies fused together to result in a bi-specific weapon to target both the cancer cells and the P-glycoproteins of MDR. Attaching diagnostic imaging agents to the bi-specific drugs for the potential identification of tumors expressing P-glycoproteins and MDR is also covered in the patent.

    Also in December, 1997, two U.S. patents were issued to the Company. One covers a method for removing non-malignant cells or tissue, such as ectopic tissue, retained tissue, normal organ tissue and bone marrow, using antibodies to target the cells or tissue and a cytotoxic agent linked to the antibodies to kill the cells. This technique is useful for removal of tissues that may be difficult to access using surgery. The second patent covers a method for reducing the immunogenicity of avidins such as streptavidin, using a carbohydrate polymer.

    In January, 1998, the Company was issued a U.S. patent for polyspecific antibody conjugates useful for treating infections. The conjugates have binding components that seek out different types of white blood cells that are found in large numbers at sites of infections.

    In  February,   1998,  the  Company  was  awarded  a  U.S.  patent  covering disease-seeking antibody technology for detection and treatment of cancer, infections, clots and coronary heart disease. The patent covers small antibody molecules, or fragments, that target disease with payloads of isotopes, drugs, fluorescent dyes and other substances that detect and treat diseases. The antibody fragments attach payloads to unique proteins on the surface of tumors, drug resistant bacteria, blood clots, and even blood cells that collect on fat-clogged arteries. The patent further grants exclusive rights to use hand-held radiation-detecting probes, laparoscopes and endoscopes to locate disease sites where these antibody fragments and their payloads attach.

    In March, 1998, a U.S. patent was issued to the Company covering a new method for labeling proteins with radioactive phosphorus atoms for therapy, using a labeling molecule that is more stable than those previously used. The claims also cover proteins labeled with the stable radiophosphorus group.

    In April and May, 1998, the Company was awarded two U.S. Patents containing multiple claims for detecting and treating cancers and infectious and cardiovascular lesions by delivering imaging or therapeutic agents with targeting antibodies, fragments or peptides. The first uses a 'pre-targeting approach' involving a first step of localizing a molecule to the diseased area, followed by enhanced bonding of the matched molecule bearing a diagnostic or therapeutic agent. The patent claims an improvement in this method using naturally occurring molecules carrying diagnostic and therapeutic agents. The second patent covers new methods of attaching technetium or rhenium isotopes to peptides. The invention solves a problem in labeling targeting peptides.

    Also in May, 1998, a U.S. patent was issued to the Company covering radiometal-binding analogues of a peptide which binds to certain receptors on certain types of hormone-sensitive tumors, especially ovarian, breast, pancreatic and prostate cancers.

    In June, 1998, the Company was awarded a Japanese patent and two U.S. patents related to new radiopharmaceuticals that are either already being commercialized or are in various stages of development for imaging or treating cancers, infections or other diseases. The Japanese patent, the counterpart of an already issued U.S. patent, covers the Company's basic method of attaching technetium and rhenium isotopes to disease-targeting antibodies.

    The  U.S.  patent  extends  the  labeling   technology  to  receptor-binding
peptides, providing a new method for attaching technetium and rhenium isotopes to this new class of targeting agents.

    In July, 1998, two U.S. patents were issued to the Company covering nuclear imaging and MRI (Magnetic Resourance Imaging) methods to reveal anatomically displaced cells or tissues by using very special detector molecules to locate abnormal cells or tissues by external scanning of the patient. Management of endometriosis, a painful and debilitating disease occurring in about 10-15% of women ages 20-40, may be improved as a result of this new targeting method.

    Also in July, 1998, the Company was issued another U.S. patent which provides a method of protecting non-cancerous tissues and cells from the toxicities of treating cancer with radiation or chemotherapy by selectively targeting protective drugs to such tissues. Subsequently, thereapeutic doses of radiation or drugs given to the patient kill cancer cells while normal tissues and cells, such as in bone marrow, are protected by the drug.

    In August, 1998, two U.S. patents were issued to the Company. The first covers humanized antibodies that target lymphoma and leukemia cells and are useful for imaging and therapy, in conjunction with drugs and radioactive agents. The second patent has broad claims to a new type of vaccine that operates in stages and is able to induce a more complete immune response against antigens found on tumors and infectious agents.

    Pursuant to a License Agreement between the Company and Dr. Goldenberg, certain patent applications owned by Dr. Goldenberg were licensed to the Company at the time of the Company's formation in exchange for a royalty in the amount of 0.5% of the first $20,000,000 of annual net sales of all products covered by any of such patents and 0.25% of annual net sales of such products in excess of $20,000,000. Dr. Goldenberg's Amended and Restated Employment Agreement with the Company dated November 1, 1993 (the 'Employment Agreement') extends the ownership rights of the Company, with an obligation to diligently pursue all ideas, discoveries, developments and products, into the entire medical field, which, at any time during his past or continuing employment by the Company (but not when performing services for CMMI), Dr. Goldenberg has made or conceived or hereafter makes or conceives, or the making or conception of which he has materially contributed to or hereafter contributes to, all as defined in the Employment Agreement (collectively 'Goldenberg Discoveries').

    Further, pursuant to the Employment Agreement, Dr. Goldenberg will receive incentive compensation of 0.5% on the first $75,000,000 of all defined Annual Net Revenue of the Company and 0.25% on all such Annual Net Revenue in excess thereof (collectively 'Revenue Incentive Compensation'). Annual Net Revenue includes the proceeds of certain dispositions of assets or interests therein (other than defined Undeveloped Assets), including defined Royalties, certain equivalents thereof and, to the extent approved by the Board, non-royalty license fees. Revenue Incentive Compensation will be paid with respect to the period of Dr. Goldenberg's employment, and two years thereafter, unless he unilaterally terminates his employment without cause or he is terminated by the Company for cause. With respect to the period that Dr. Goldenberg is entitled to receive Revenue Incentive Compensation on any given products, it will be in lieu of any other percentage compensation based on sales or revenue due him with respect to such products under this Agreement or the existing License Agreement between the Company and Dr. Goldenberg. With respect to any periods that Dr. Goldenberg is not receiving such Revenue Incentive Compensation for any products covered by patented Goldenberg Discoveries or by certain defined Prior Inventions of Dr. Goldenberg, he will receive 0.5% on cumulative annual net sales of, royalties on, certain equivalents thereof, and, to the extent approved by the Board, other consideration received by the Company for such products, up to a cumulative annual aggregate of $75,000,000 and 0.25% on any cumulative Annual Net Revenue in excess of $75,000,000 (collectively 'Incentive Payments'). A $100,000 annual minimum payment will be paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments ('Annual Minimum Payment') and the License Agreement (discussed above).

    Dr. Goldenberg also will receive a percent, not less than 20%, to be determined by the Board, of net consideration (including license fees) which the Company receives for any disposition, by sale, license or otherwise (discussions directed to which commence during the term of his employment plus two years) of any defined Undeveloped Assets of the Company which are not budgeted as part of the Company's strategic plan. Dr. Goldenberg will receive not less than a 20% interest in the Company's investment in IBC Pharmaceuticals, LLC, upon consummation of the joint venture between the Company and Beckman Coulter, Inc.

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

    The Company has agreed to extend Dr. Goldenberg's employment agreement for a five-year period. Pursuant to this extension, Dr. Goldenberg's annual base salary will continue at $265,000. Further, the Company acknowledged and approved Dr. Goldenberg's continuing involvement with CMMI and IBC Pharmaceuticals, LLC.

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

    In November of 1996, the Company brought suit in The Netherlands against F. Hoffmann-LaRoche and its Roche Diagnostics subsidiary and European affiliates for infringement of the Company's European patent covering specific anti-CEA antibodies which Roche is using in its CEA immunoassay. Roche denied infringement and countered with nullity actions in The Netherlands and Germany, seeking to invalidate the Company's Dutch and German patents. A trial was held on the infringement claim before the Patent Court in The Hague on August 8, 1997, resulting in dismissal of the action. The dismissal was based in part on the trial judge's inability to resolve validity issues without a full trial of the nullity action. The Company has appealed.

    A trial on the Dutch nullity action was held before the Patent Court in The Hague on June 5, 1998, resulting in dismissal of that action and maintenance of all claims of the Company's patent. Affirmation of the validity of this patent is important because its claims also protect the antibody used in the Company's in vivo CEA-Scan cancer imaging product and CEA-Cide cancer therapy product, as well as the use of highly specific CEA antibodies for a number of other uses. Trial in the German nullity action is scheduled for December, 1998. The Company believes that its European patents are valid and infringed, and that an unfavorable outcome in the infringement and nullity actions is unlikely.

    In July, 1998, a license agreement was signed between the Company and Dako A/B under the Company's worldwide patents for specific anti-CEA monoclonal antibodies, which Dako markets for in vitro use. The Company is engaged in active discussions with other companies that may be using its patented technology without the Company's approval in current products or products now in development or clinical testing.

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

    The mark 'IMMUNOMEDICS' is registered in the United States and 20 foreign countries, and the Company's logo also is registered in the United States and in several foreign countries. The mark 'IMMUSTRIP' is registered in the United States and Canada. The mark 'CEA-SCAN' is registered in the United States and 8 foreign countries and an application for a European Community Trademark is pending. The mark 'LEUKOSCAN' is registered in the United States and 9 foreign countries, application is pending in Canada, and an application for a European Community Trademark is also pending. The mark 'LYMPHOSCAN' is registered in the United States and 9 foreign countries, and an application for a European Community Trademark is pending. In addition, the Company has applied for registration in the United States for several other trademarks for use on products now in development or testing, and for corresponding foreign and/or European Community Trademarks for certain of those marks.

Government Regulation

    The manufacture and marketing of pharmaceutical or biological products requires approval of the FDA and comparable agencies in foreign countries and, to a lesser extent, state regulatory authorities. In the United States, the regulatory approval process for antibody-based products, which are considered 'biologics' under FDA regulations, is similar to that for any new drug for human use. The FDA has established mandatory procedures and safety standards that apply to the clinical testing, manufacturing and marketing of pharmaceutical products. Noncompliance with applicable requirements can result in fines, recalls or seizure of products, total or partial suspension of production, refusal of the FDA to approve product license applications or to allow the Company to enter into supply contracts, and criminal prosecution. The FDA also has the authority to revoke previously granted product licenses and establishment licenses.

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

    The Company seeks to have its proposed products, when applicable, designated as 'Orphan Drugs' under the Orphan Drug Act of 1983. The Orphan Drug Act generally provides incentives to manufacturers to develop and market products to treat relatively rare diseases, i.e., diseases affecting fewer than 200,000 persons in the United States. The Company has received Orphan Drug designation for, among others, AFP-Scan, LymphoScan and LymphoCide, the Company's liver and germ-cell imaging, lymphoma imaging and lymphoma therapeutic products, respectively, and for CEA-Scan for the diagnosis of medullary thyroid cancer. A drug that receives Orphan Drug designation and is the first product to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States for that claim for the product. However, a drug that is considered by the FDA to be different from a particular Orphan Drug is not barred from sale in the United States during this seven-year exclusive marketing period.

    Manufacture of a biological product must be in a facility approved by the FDA for such product. The manufacture, storage and distribution of both biological and nonbiological drugs must be in compliance with Good Manufacturing Practices ('GMP'). Manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance with those requirements. The labeling, advertising and promotion of drug or biological product must be in compliance with FDA regulatory requirements. Failure to comply with applicable requirements relating to manufacture, distribution or promotion can lead to FDA demands that production and shipment cease, and, in some cases, that products be recalled, or to enforcement actions that can include seizures, injunctions and criminal prosecution. Such failures, or new information reflecting on the safety and effectiveness of the drug that comes to light after approval, can also lead to FDA withdrawal of approval to market the product.

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

Employees

    As of September 28, 1998, the Company employed 115 persons on a full-time basis, 24 of whom are in research and development departments, 20 of whom are engaged in clinical research and regulatory affairs, 18 of whom are engaged in operations and manufacturing, and 53 of whom are engaged in finance, administration, sales and marketing. Of these employees, 25 hold M.D., Ph.D. or other advanced degrees. The Company believes that it has been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel continues to be intense. The Company's employees are not covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is excellent.

Item 2 -- Properties

    The Company's headquarters is located at 300 American Road, Morris Plains, New Jersey, where it leases approximately 60,000 square feet. On May 29, 1998, the Company exercised its right to renew the lease, which otherwise would have expired in May 1999, for an additional term of three years expiring in May, 2002 at a base annual rental of $441,000. The lease provides for a second renewal period of five years expiring on May, 2007. The lease provides for an option to purchase the facility, subject to certain terms and conditions as specified in the lease. The Company's manufacturing, regulatory, medical, research and development laboratories, finance, marketing and executive offices are currently located in this facility, occupying approximately 60,000 square feet. The Company has also completed the construction and equipping of a 7,500 square-foot commercial-scale manufacturing facility within the Morris Plains headquarters, which consists of four independent antibody manufacturing suites, several support areas, and a QC laboratory (see 'Manufacturing'). In addition, the Company's European Subsidiary, Immunomedics Europe, leases executive office space in Hillegom, The Netherlands.

Item 3 -- Legal Proceedings

    Pursuant to its 1991 agreement with Adria Laboratories Division of Erbamont, Inc., which later became Pharmacia, Inc. and subsequently Pharmacia & Upjohn ('Pharmacia'), the Company granted to Pharmacia an exclusive license to market and sell CEA-Scan, AFP-Scan and LymphoScan products for certain specified indications in the United States and Canada. In June, 1994, the Company and Pharmacia, in the context of discussions directed towards restructuring their relationship, agreed to release Pharmacia from certain obligations, whereby the Company regained the marketing and selling rights and assumed financial responsibility for all future clinical, marketing and selling activities for LymphoScan and AFP-Scan. On August 2, 1995, the Company announced that its agreement with Pharmacia was terminated, and that the Company had regained the North American marketing and selling rights for CEA-Scan from Pharmacia. Subsequent to termination of the Agreement, the Company and Pharmacia were unable to agree on the amount of a final payment by Pharmacia to the Company to satisfy Pharmacia's remaining obligations. In June, 1996, the Company filed a claim against Pharmacia before the American Arbitration Association claiming damages for breach of contract and fiduciary duty in the amount of $60 million plus punitive damages. Arbitration proceedings commenced soon thereafter. Final closing arguments were made on September 17, 1997. On November 28, 1997, the Company was awarded damages in the amount of $1.8 million, including interest.

    As described in 'Business -- Marketing, Sales and Distribution', the Company terminated its agreements with the Mallinckrodt Affiliates on April 6, 1998. Pursuant to the agreements, the Company has the right to audit certain aspects of performance of the Mallinckrodt Affiliates. Further, the Company has reserved all of its rights and remedies in connection with the agreements until a full assessment of compliance with the terms and conditions of the agreements has been completed.

    The Company is involved in various other claims and litigation arising in the normal course of business. Management believes that the outcome of such claims and litigation will not have a material adverse effect on the Company's financial position and results of operations.

Item 4 -- Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of securities holders during the fourth quarter of fiscal year 1998.

Executive Officers of the Registrant

    The Executive Officers of the Company and their positions with the Company are as follows:

Name                              Age                  Position with the Company
----------------------------  -----------  -------------------------------------------------
David M. Goldenberg.........          60   Chairman of the Board and Director
Robert J. DeLuccia..........          53   President, Chief Executive Officer and Director
Hans J. Hansen..............          65   Vice President, Research and Development
Kevin F.X. Brophy...........          46   Vice President, Finance & Administration and
                                           Chief Financial Officer
Joseph E. Presslitz.........          56   Vice President, Regulatory Affairs
Melvin Snyder...............          55   Vice President, Marketing and Business
                                           Development

    Each of the Executive Officers was elected as such by the Board of Directors of the Company and holds his office at the discretion of the Board of Directors or until his earlier death or resignation, except that Dr. Goldenberg and Mr. DeLuccia hold their offices pursuant to employment agreements (See 'Executive Compensation').

    Dr. David M. Goldenberg founded the Company in July, 1982, and since that time, has been Chairman of the Board of the Company. Dr. Goldenberg served as Chief Executive Officer from July, 1982, through July, 1992, and from February, 1994 through May 1998. Dr. Goldenberg was Professor of Pathology at the University of Kentucky Medical Center from 1973 until 1983 and Director of such University's Division of Experimental Pathology from 1976 until 1983. From 1975 to 1980 he also served as Executive Director of the Ephraim McDowell Community Cancer Network, Inc., and from 1978 to 1980 he was President of the Ephraim McDowell Cancer Research Foundation, Inc., both in Lexington, Kentucky. Dr. Goldenberg is a graduate of the University of Chicago College and Division of Biological Sciences (S.B.), the University of Erlangen-Nuremberg (Germany) Faculty of Natural Sciences (Sc.D.), and the University of Heidelberg (Germany) School of Medicine (M.D.). He has written or co-authored more than 950 journal articles, book chapters and abstracts on cancer research, detection and treatment, and has researched and written extensively in the area of radioimmunodetection using radiolabeled antibodies. In addition to his position with the Company, Dr. Goldenberg is President of CMMI, an independent non-profit research center, and its clinical unit, the Garden State Cancer Center. He also holds the position of Adjunct Professor of Microbiology and Immunology with the New York Medical College in Valhalla, New York. In 1985 and again in 1992, Dr. Goldenberg received an 'Outstanding Investigator grant' award from the National Cancer Institute ('NCI') for his work in radioimmunodetection, and in 1986 he received the New Jersey Pride Award in Science and Technology. Dr. Goldenberg was honored as the ninth Herz Lecturer of the Tel Aviv University Faculty of Life Sciences. In addition, he received the 1991 Mayneord 3M Award and Lectureship of the British Institute of Radiology for his contributions to the development of radiolabeled monoclonal antibodies used in the imaging and treatment of cancer. Dr. Goldenberg was also named the co-recipient of the 1994 Abbott Award by the International Society for Oncodevelopmental Biology and Medicine.

    Robert J. DeLuccia has over 28 years of pharmaceutical industry experience including sales, marketing, new product development and general management. In 1994, Mr. DeLuccia was appointed President of Sanofi Winthrop Pharmaceuticals U.S., the U.S. subsidiary of Paris based Sanofi. In 1984, he joined Winthrop Pharmaceuticals as vice president of marketing for its imaging and therapeutic product lines and held positions of increasing responsibility in Sterling Winthrop Pharmaceuticals. His pharmaceutical career began in 1970 as a sales representative for Pfizer Laboratories, and over the succeeding 14 years he rose to the position of vice president of marketing and sales operations of Pfizer's Roerig Division. Mr. DeLuccia holds a master's degree in Business Administration from Iona College.

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

    Mr. Kevin F.X. Brophy has been Vice President, Finance and Administration, and Chief Financial Officer since January 1998. Prior to joining the Company, Mr. Brophy was Assistant Treasurer with Harris Chemical Group, Inc., a leveraged buyout group, from February 1996 until December 1997 From October 1980 until April 1995, Mr. Brophy held a series of financial positions with American Cyanamid Company including Controller of Lederle Pharmaceuticals, and Director of Finance for Cyanamid Great Britain and Cyanamid Latin America. Prior to American Cyanamid Company, he was employed by KPMG Peat Marwick. Mr. Brophy is a Certified Public Account licensed in New Jersey. He is a graduate of St. Peters College and attended Fairleigh Dickinson University graduate school.

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

    Mr. Mel Snyder has been Vice President of Marketing and Business Development since January 1998 after serving as consultant, director of marketing, since February 1997. In 1975, Mr. Snyder founded ProClinica Inc., a medical education and marketing communications company in New York. Over the succeeding 19 years, its clients included New England Nuclear, the predecessor to DuPont radiopharmaceuticals; the former Hoffmann-LaRoche Medi-Physics division, and Amersham. In 1988, Mr. Snyder launched RadNET, The Nuclear Network, the first online doctor-to-doctor computer network, designed to enable sharing of cases and information among nuclear physicians and technologists worldwide. He has been active in the Society of Nuclear Medicine since 1978. At the 1992 and 1993 SNM annual meetings, he ran categorical seminars on 'Marketing Your Nuclear Medicine Department under Managed Care.' He has lectured in the U.S. and Japan on managed care and disease management. He has consulted for some of Japan's largest pharmaceutical companies, on strategies for entering the U.S. healthcare market. For the first two years after the dissolution of the Soviet Union, Mr. Snyder was consultant to the Ministry of Health & Welfare of the Republic of Ukraine, helping that nation to convert seized Soviet military factories into medical products manufacturing. Mr. Snyder holds a bachelor's degree from Lehigh University.

                                   PART II

Item 5 -- Market For Registrant's Common Stock and Related Stockholder Matters

    The Company's Common Stock is traded on The Nasdaq National Market under the symbol 'IMMU'. The table below sets forth for the periods indicated the high and low sales prices for the Company's Common Stock, as reported by The Nasdaq Stock Market. As of September 24, 1998, there were approximately 1,140 holders of record of the Company's Common Stock.

                 Fiscal Quarter Ended                      High        Low
-------------------------------------------------------  ---------  ---------

September 30, 1996.....................................     13         6 3/8
December 31, 1996......................................      8 5/8     4 1/2
March 31, 1997.........................................      7 3/8     3 5/8
June 30, 1997..........................................      6 1/16    3 11/16
                                                               ---        ---
September 30, 1997.....................................      5 1/2     3 15/16
December 31, 1997......................................      5 1/2     3  1/8
March 31, 1998.........................................      5 1/8     2  3/4
June 30, 1998..........................................      6 5/8     3  3/4
                                                               ---        ---

Item 6 -- Selected Financial Data (fiscal year ended June 30)



                                                   1998       1997       1996       1995       1994
                                                 ---------  ---------  ---------  ---------  ---------
                                                       (In thousands, except per share amounts)

Total revenues.................................  $   7,595  $   3,841  $   1,700  $   3,189  $   4,237
Total operating expenses.......................     19,406     17,775     15,000     14,593     19,293
Net loss prior to dividends....................    (11,811)   (13,934)   (13,300)   (11,404)   (15,056)
Dividends on preferred stock...................     --             13     --         --         --
Net loss.......................................    (11,811)   (13,947)   (13,300)   (11,404)   (15,056)
Net loss per common share......................  $   (0.32) $   (0.39) $   (0.40) $   (0.38) $   (0.50)
Weighted average shares outstanding............     36,643     35,445     32,904     30,098     30,051
Cash, cash equivalents and marketable
  securities...................................  $   7,583  $  15,024  $  28,691  $  22,814  $  25,230
Total assets...................................     14,942     22,635     35,720     28,224     31,833
Stockholders' equity(1)........................     10,526     17,446     31,153     23,629     27,395

---------

(1) The Company has not paid cash dividends on its Common Stock since its inception.

Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Statements made in this Form 10-K, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the 'safe harbor' provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors, including those identified in 'Business' and elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

    Since its inception, the Company has been engaged primarily in the research and development and, more recently, the commercialization of proprietary products relating to the detection, diagnosis and treatment of cancer and infectious diseases. On June 28, 1996, the U.S. Food and Drug Administration ('FDA') licensed CEA-Scan for use with other standard diagnostic modalities for the detection of recurrent and/or metastatic colorectal cancer. On October 4, 1996, the European Commission granted marketing authorization for use of the product in the 15 countries comprising the European Union for the same indication. On September 16, 1997, the Company received a notice of compliance from the

Health Protection Branch permitting it to market CEA-Scan in Canada for colorectal cancer for recurrent and metastatic colorectal cancer.

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

    The Company is also engaged in developing other biopharmaceutical products, which are in various stages of development and clinical testing. The Company has not achieved profitable operations and does not anticipate achieving profitable operations during fiscal year 1999. The Company will continue to experience operating losses until such time, if at all, that it is able to generate sufficient revenues from sales of CEA-Scan, LeukoScan and its other proposed in vivo products. Further, the Company's working capital will continue to decrease until such time, if at all, that the Company is able to generate positive cash flow from operations or until such time, if at all, that the Company receives an additional infusion of cash from the sale of the Company's securities, from other financing or from corporate alliances to finance the Company's operating expenses and capital expenditures.

Results of Operations

Fiscal Year 1998 compared to Fiscal Year 1997

    Revenues for fiscal year 1998 were $7,595,000 as compared to $3,841,000 in fiscal year 1997, representing an increase of $3,754,000. The product sales for fiscal year 1998 were $4,049,000 as compared to $1,387,000 in fiscal year 1997, representing an increase of $2,662,000. The increase in product sales is attributable  to  increased  market  acceptance  of  CEA-Scan  and the launch of
LeukoScan in April 1997. Royalties and license fees for fiscal year 1998 decreased by $554,000, primarily due to the receipt of a nonrecurring $500,000 license fee from a corporate partner in fiscal 1997. Research and development revenue for fiscal year 1998 increased by $550,000 as compared to fiscal 1997, due to the recognition of previously deferred revenue received from Pharmacia. Interest and other income for fiscal year 1998 increased by $1,096,000, primarily due to the receipt of an arbitration award of $1.8 million, including interest, in its dispute with Pharmacia offset by a decrease in interest income of $721,000 due to reduced levels of cash available for investments (see 'Liquidity and Capital Resources').

    Total operating expenses for fiscal year 1998 were $19,406,000 as compared to $17,775,000 in fiscal year 1997, representing an increase of $1,631,000. Research and development costs decreased by $1,376,000 as compared to the same period in 1997, primarily due to a decrease in the level of expenditures required to obtain validation of the Company's manufacturing facility and lower cost associated with reduced patient enrollment for clinical trials. Sales and marketing expenses for fiscal year 1998 were $5,380,000 as compared to $1,792,000 in fiscal year 1997, representing an increase of $3,588,000, primarily due to expenses of $1,753,000 associated with the Company's newly hired full-time oncology sales force and operating expenses for Immunomedics Europe which increased by $1,632,000 as compared to the same period of 1997. General and administrative costs for fiscal year 1998 decreased by $758,000 as compared to the same period of 1997, primarily due to reduced legal costs as a result of the conclusion of the Pharmacia arbitration, which was settled in November 1997.

    Net loss for the fiscal year 1998 was $11,811,000, or $0.32 per share, as compared to a net loss of $13,947,000, or $0.39 per share, in fiscal year 1997. The lower net loss of $2,136,000 in 1998 as compared to 1997 primarily resulted from higher revenues, partially offset by higher operating expenses, as discussed above. In addition, the net loss per share for fiscal 1998 was impacted by the higher weighted average number of shares outstanding during such period as compared to fiscal 1997, which increase was principally due to the conversion of the Company's preferred stock (see 'Liquidity and Capital Resources').

Fiscal Year 1997 compared to Fiscal Year 1996

    Revenues for fiscal year 1997 were $3,841,000 as compared to $1,700,000 in fiscal year 1996, representing an increase of $2,141,000. The product sales for fiscal year 1997 were $1,387,000 as compared to $55,000 in fiscal year 1996, representing an increase of $1,332,000 as the product launch for CEA-Scan and LeukoScan did not occur until October 1996 and April 1997, respectively. Royalties and license fees for fiscal year 1997 increased by $456,000, primarily due to the receipt of a nonrecurring $500,000 license fee from a corporate partner in fiscal 1997. Research and development revenue for fiscal year 1997 increased by $471,000, as compared to fiscal 1996, due to increased grants. Interest and other income for fiscal year 1997 decreased by $236,000, as compared to fiscal 1996, primarily due to reduced levels of cash available for investments (see 'Liquidity and Capital Resources').

    Total operating expenses for the fiscal year 1997 were $17,775,000 as compared to $15,000,000 in fiscal year 1996, representing an increase of $2,775,000. Research and development costs increased by $610,000 as compared to fiscal 1996 due to expenses associated with the validation of the Company's manufacturing facility and expenses related to the filing of the application to the FDA for approval of LeukoScan . Sales and marketing expenses for fiscal year 1997 were $1,792,000 as compared to $630,000 in fiscal year 1996, representing an increase of $1,162,000, primarily due to marketing expenses for CEA-Scan of $674,000 and operating expenses for Immunomedics Europe which increased by $488,000 as compared to the same period of 1996. The general and administrative costs increased by $1,017,000 as compared to fiscal 1996, of which, $944,000 was principally due to higher legal expenses incurred in connection with the arbitration claim against Pharmacia.

    Net loss for the fiscal year 1997 was $13,947,000, or $0.39 per share, as compared to a net loss of $13,300,000, or $0.40 per share, in fiscal year 1996. The greater net loss resulted principally from higher general and administrative expense partially offset by increased sales and royalty revenues, as explained above. The net loss per share for the fiscal 1997 was impacted by the higher weighted average number of shares outstanding during such period as compared to fiscal 1996, which increase was principally due to the conversion of the Company's preferred stock (see 'Liquidity and Capital Resources').

Liquidity and Capital Resources

    At June 30, 1998, the Company had working capital of $5,466,000, representing a decrease of $6,287,000 from June 30, 1997, and had no obligations other than certain lease obligations (see Note 11 of Notes to Consolidated Financial Statements). The decrease in working capital resulted principally from the funding of operating expenses and capital expenditures.

    On June 27,  1996,  the Company  completed an equity  financing  pursuant to
Regulation S under the Securities Act of 1933 ('Regulation S'), pursuant to which several foreign investors purchased 200,000 shares of 5% Series D Convertible Preferred Stock (the 'Series D Preferred') for $10,000,000. The terms of the transaction allowed the investors, at their discretion, to convert the Series D Preferred into shares of the Company's common stock during a 24-month period which began in June 1996, at a price equal to 89% of the average market price per share over a 20-day trading period surrounding the date of conversion. Dividends on the Series D Preferred were payable annually, commencing June 30, 1997, on all shares of Series D Preferred that have not been converted into common stock as of the dividend payment date. In August 1997, the Company made a dividend payment of $12,498 of the Series D Preferred. As of June 30, 1998, all 200,000 shares of Series D Preferred had been converted into 1,795,771 shares of the Company's common stock.

    On December 23, 1997, the Company entered into a structured Equity Line Flexible Financing Agreement (the 'Equity Line') with an investor (the 'Investor'), pursuant to which, subject to the satisfaction of certain conditions, the Company may receive up to an aggregate of $30 million over a 36-month period. During each three-month period (each, an 'Investment Period'), the Company, subject to the satisfaction of certain conditions, can require the Investor to purchase shares of the Company's common stock for an aggregate purchase price of between $1.0 million and $2.5 million, and the Investor, at its option, may purchase additional shares of common stock for an aggregate purchase price of $1.0 million. The Company retains the right to provide that no purchases can be made in any given Investment Period. The Investor may select the dates on which the purchase of shares of the

Company's common stock will occur. The purchase price per share to be paid by the Investor for the shares of the Company's common stock acquired under the Equity Line will equal 98% of the lowest sales price of the common stock during the three trading days immediately preceding the notice of purchase by the Investor. The Investor's obligation to purchase shares of the Company's common stock under the Equity Line is subject to various conditions, including, among other things, the price of the Company's common stock being at least such price as the Company may from time to time set as the minimum purchase price. In addition, the Investor is not required to purchase, in any Investment Period, an amount in excess of 8% of the product of the daily average value of open market trading of the common stock and the number of trading days in the Investment Period during either the current or immediately preceding Investment Period. The Company granted the Investor the right to purchase an additional $1.0 million during the Investment Period ended May 31, 1998. As of June 30, 1998, the Company received a total of $4.5 million for which the Company issued 1,056,835 shares of common stock.

    In connection with entering into the Equity Line with an Investor, the Investor received a four-year warrant (the 'Warrant') to purchase 50,000 shares of the common stock at an exercise price equal to $7.5375 per share (180% of closing sales price of common stock at the time of issuance). In addition, the Company has agreed to issue to the Investor, at the end of each calendar year, an additional four-year warrant (each, an 'Additional Warrant' and collectively, the 'Additional Warrants') to purchase common stock in an amount equal to 5,000 shares for each $500,000 of common stock purchased by the Investor during such year. The exercise price will be equal to 180% of the weighted average purchase price of the common stock purchased by the Investor during the year, provided that the number of shares issuable upon exercise of all the Additional Warrants will not exceed 125,000.

    In February 1994, the Company entered into a master lease agreement, which was subsequently amended, pursuant to which the Company may lease equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement are determined based on current market rates of interest at the inception of each equipment schedule take-down, and are payable in monthly installments over a four-year period. The lease agreement contains an early purchase option, at an amount which is deemed to be fair value.

    On November 1, 1996, December 9, 1996, April 1, 1997 and September 1, 1998, the Company exercised early purchase options on equipment leased on February 14, 1994, April 1, 1994, June 1, 1994 and August 26, 1994, respectively. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default, which was approximately $412,000 at June 30, 1998. As of June 30, 1998, the Company was not in compliance with certain of these ratios, but the lessor has not yet declared an event of default or requested a letter of credit. The Company does not believe that such a request would have a material adverse effect on the Company. As of June 30, 1998, the Company has leased equipment with a cost basis aggregating $1,247,000 under the master lease agreement and recorded lease expense for fiscal years 1998, 1997 and 1996 of $348,000, $497,000 and $406,000, respectively. The
Company has a commitment to refinance the outstanding lease obligations and anticipates closing during the second quarter of fiscal year 1999.

    The Company's liquid asset position, as measured by its cash, cash equivalents and marketable securities, was $7,583,000 at June 30, 1998, representing a decrease of $7,441,000 from June 30, 1997. It is anticipated that working capital and cash, cash equivalents, and marketable securities will decrease during fiscal year 1999 as a result of planned operating expenses and capital expenditures, offset in part by projected revenues from product sales in the U. S. and Europe. However, there can be no assurance, as to the amount of revenues, if any, these products will provide. At present, the Company believes that its current cash resources and funds available under the Equity Line, as discussed above, will be sufficient to fund anticipated operating expenses and capital expenditures through calendar year 1999.

    In addition to the funds available under the Equity Line, the Company believes that it may require additional financial resources by the beginning of calendar year 2000 in order for it to continue its projected levels of research and development and clinical trials of its proposed products and regulatory filings for new indications of existing products.

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

Impact of Year 2000

    The Company is in the process of conducting a review of its business systems, including its computer systems and manufacturing equipment, and has sent written inquiries to its customers, distributors and vendors as to their progress in identifying and addressing problems that their systems may face in correctly interpreting and processing date information as the year 2000 approaches and is reached. This review is expected to be complete by March 1999. Based on this review, the Company will implement a plan to achieve year 2000 compliance. The Company believes that it will achieve year 2000 compliance in a manner which will be non-disruptive to its operations. In addition, the Company has commenced work on various types of contingency planning to address potential problem areas with internal systems, suppliers and other third parties. Year 2000 compliance should not have a material adverse effect on the Company, including the Company's financial condition, results of operations or cash flow. The Company has incurred no costs to date related to year 2000. The Company estimates the cost of its year 2000 efforts to be approximately $250,000. The total cost estimate is based on management's current assessment and is subject to change.

    However, the Company may encounter problems with supplier and or revenue sources which could adversely affect the Company's financial condition, results of operations or cash flow. The Company cannot accurately predict the occurrence and or outcome of any such problems, nor can the dollar amount of such problem be estimated. In addition, there can be no assurance that the failure to ensure year 2000 compliance by a third party would not have a material adverse effect on the Company.

Item 8 -- Financial Statements and Supplementary Data

                         PART I. - FINANCIAL INFORMATION

                               IMMUNOMEDICS, INC.

                           CONSOLIDATED BALANCE SHEETS



                                       June 30,                 June 30,
                                       1998                     1997
                                       ______________           ______________
ASSETS
Current Assets
  Cash and cash equivalents            $    7,568,147                6,013,355
  Marketable securities                        14,845                9,010,275
  Accounts receivable                       1,039,477                  559,017
  Inventory                                   913,927                  690,695
  Other current assets                        345,491                  667,983
                                       ______________           ______________
Total Current Assets                        9,881,887               16,941,325

Property and equipment, net of
   accumulated depreciation of
   $5,815,000 and $4,852,000 at
   June 30, 1998 and 1997,
   respectively                             5,059,935                5,693,193
                                       ______________           ______________
TOTAL ASSETS                           $   14,941,822               22,634,518
                                       ______________           ______________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                     $    1,831,458                2,360,256
  Other current liabilities                 2,584,769                2,827,970
                                       ______________           ______________
Total Current Liabilities                   4,416,227                5,188,226

Commitments and Contingencies
  Preferred stock; $.01 par value,
   authorized 10,000,000 shares;
   Series D convertible, authorized
   200,000 shares; issued and
   outstanding none and 4,999
   shares at June 30, 1998 and 1997,
   respectively                                     0                       50
  Common stock; $.01 par value,
   authorized 70,000,000 shares;
   issued and outstanding 37,586,087
   and 36,297,170 shares at
   June 30, 1998 and 1997, respectively       375,861                  362,971
  Capital contributed in excess
   of par                                  97,987,728               93,111,855
  Accumulated deficit                     (87,837,979)             (76,027,392)
  Accumulated net unrealized
   loss on securities                             (15)                  (1,192)
                                       ______________           ______________
Total stockholders' equity                 10,525,595               17,446,292
                                       ______________           ______________
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $   14,941,822               22,634,518
                                       ______________           ______________

See accompanying notes to consolidated financial statements.


                               IMMUNOMEDICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                            Years ended June 30,
                            __________________________________________________

                            1998               1997              1996
                            ____________        ___________       ___________
REVENUES:
  Product sales             $  4,049,031          1,387,042            54,609
  Royalties and licence
    fees                          33,751            587,764           131,278
  Research and development     1,170,252            620,543           150,000
  Interest and other           2,342,505          1,246,118         1,364,205
                            ____________        ___________        ___________
                               7,595,539          3,841,467         1,700,092
                            ____________        ___________        ___________

COST AND EXPENSES:
  Cost of goods sold             191,343             14,508             28,124
  Research and development    11,738,155         13,113,991         12,503,837
  Sales and marketing          5,379,728          1,792,117            630,091
  General and administrative   2,096,900          2,854,884          1,837,517
                            ____________        ___________        ___________
                              19,406,126         17,775,500         14,999,569
                            ____________        ___________        ___________
Net loss prior to
 dividends                   (11,810,587)       (13,934,033)       (13,299,477)
Dividends                              0             12,498                  0
                            ____________        ___________        ___________
Net Loss                    $(11,810,587)       (13,946,531)       (13,299,477)
                            ____________        ___________        ___________
Net loss per basic and
 diluted common share       $      (0.32)             (0.39)             (0.40)
                            ____________        ___________        ___________
Weighted average number of
 common shares outstanding    36,643,319         35,445,033         32,903,764
                            ____________        ___________        ___________

See accompanying notes to consolidated financial statements.

                                                                       IMMUNOMEDICS, INC.

                                                  Consolidated Statements of Changes in Stockholders' Equity

                                         Convertible              Common            Capital                  Accumulated
                                       Preferred Stock            Stock           Contributed                Unrealized
                                    --------------------------------------------   in Excess   Accumulated   Gain/(Loss)
                                       Shares   Amount      Shares       Amount     of Par       Deficit    On Securities     Total
                                    -----------------------------------------------------------------------------------------------
Balance, at June 30, 1995...........  124,527  $ 1,245   30,624,585    $ 306,246 $ 72,098,771 $ (48,781,384)  $ 4,297  $ 23,629,175
  Issuance of common stock
    in exchange for convertible
    preferred stock (Series B), net. (124,527)  (1,245)   2,000,584       20,006      (18,761)            0         0             0
  Issuance of convertible
    preferred stock (Series C), net.  200,000    2,000            0            0    9,980,500             0         0     9,982,500
  Issuance of common stock
    in exchange for convertible
    preferred stock (Series C), net. (171,585)  (1,716)   1,356,041       13,560      (11,844)            0         0             0
  Issuance of convertible
    preferred stock (Series D), net.  200,000    2,000            0            0    9,980,500             0         0     9,982,500
  Exercise of options to
    purchase common stock...........        0        0      324,275        3,243      865,183             0         0       868,426
  Net unrealized loss on securities.        0        0            0            0            0             0    (9,918)       (9,918)
  Net loss..........................        0        0            0            0            0   (13,299,477)        0   (13,299,477)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, at June 30, 1996...........  228,415      2,284 34,305,485      343,055   92,894,349   (62,080,861)   (5,621)   31,153,206
  Issuance of common stock
    in exchange for convertible
    preferred stock (Series C), net.  (28,415)      (284)   182,646        1,826       (1,542)            0         0             0
Issuance of common stock
    in exchange for convertible
    preferred stock (Series D), net. (195,001)    (1,950) 1,733,439       17,334      (15,384)            0         0             0
  Exercise of options to
    purchase common stock...........        0          0     75,600          756      234,432             0         0       235,188
  Dividend on preferred stock.......        0          0          0            0                    (12,498)        0       (12,498)
  Net unrealized gain on securities.        0          0          0            0            0             0     4,429         4,429
  Net loss..........................        0          0          0            0            0    13,934,033)        0   (13,934,033)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, at June 30, 1997...........    4,999         50 36,297,170      362,971   93,111,855   (76,027,392)   (1,192)   17,446,292
  Issuance of common stock
    in exchange for convertible
    preferred stock (Series D), net.   (4,999)       (50)    62,332          623         (573)            0         0             0
  Issuance of common stock
    pursuant to Equity Line,  net...        0          0  1,056,835       10,569    4,446,931             0         0     4,457,500
  Exercise of options to
    purchase common stock...........        0          0    169,750        1,698      429,515             0         0       431,213
  Net unrealized gain on securities.        0          0          0            0            0             0     1,177         1,177
  Net loss..........................        0          0          0            0            0   (11,810,587)        0   (11,810,587)
-----------------------------------------------------------------------------------------------------------------------------------
                                    ===============================================================================================
Balance, at June 30, 1998                   0        $ 0 37,586,087    $ 375,861 $ 97,987,728 $ (87,837,979)    $ (15) $ 10,525,595
                                    ===============================================================================================

See accompanying notes to consolidated financial statements.



                               IMMUNOMEDICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                             Years ended June 30,
                                       1998          1997           1996
                                       ____________  ____________  ____________
Cash Flows From Operating Activities:
  Net loss                             $(11,810,587)  (13,946,531)  (13,299,477)

Adjustments to reconcile net loss to
 net cash used in operating
 activities:
  Depreciation and amortization             962,943     1,139,163       944,282
  Amortization of bond premium                    0         7,245        61,632
  Change in operating assets and
   liabilities:
    Accounts receivable                    (480,460)     (555,880)           33
    Inventories                            (223,232)     (497,023)     (193,672)
    Other current assets                    322,492        54,171       (37,650)
    Accounts payable                       (528,798)      716,687)     (301,837)
    Other current liabilities              (243,201)      (95,229)      273,297
                                       ____________   ___________  ____________
Net Cash Used In Operating
 Activities                            $(12,000,843)  (13,177,397)  (12,553,392)
                                       ____________   ___________  ____________

Cash Flows Provided by (Used in)
 Investing Activities:
  Purchase of marketable securities     (10,345,629)  (36,095,876)  (32,047,487)
  Proceeds from maturities of
   marketable securities                 19,342,236    42,127,605    32,582,485
  Additions to property and
   equipment                               (329,685)     (722,165)   (2,331,869)
                                       ____________   ___________  ____________
Net cash provided by (Used in)
 investing activities                  $  8,666,922     5,309,564    (1,796,871)
                                       ____________   ___________  ____________

Cash Flows Provided by
 Financing Activities:
  Issuance of convertible stock, net              0             0    19,965,000
  Issuance of common stock, net           4,457,500             0             0
  Exercise of stock options                 431,213       235,188       868,426
                                       ____________   ___________  ____________
Net cash provided by financing
 activities                            $  4,888,713       235,188    20,833,426
                                       ____________   ___________  ____________

Increase / (decrease) in cash and
 cash equivalents                         1,554,792    (7,632,645)    6,483,163
Cash and Cash Equivalents, at
 beginning of year                        6,013,355    13,646,000     7,162,837
                                       ____________   ___________  ____________
Cash and Cash Equivalents, at
 end of year                           $  7,568,147     6,013,355    13,646,000
                                       ____________   ___________  ____________
                                       ____________   ___________  ____________

See accompanying notes to consolidated financial statements.

                              IMMUNOMEDICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Overview

    Immunomedics, Inc. (the 'Company') is engaged in researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based diagnostics and therapeutics for cancer and infectious diseases. The Company currently markets and sells CEA-Scan'r' in the U.S., and CEA-Scan and LeukoScan'r' throughout Europe and in certain other markets outside the U.S.

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

Cash Equivalents and Marketable Securities

    The Company considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents.

    The Company's investments in cash equivalents and marketable securities are available for sale to fund growth in operations as the Company begins commercialization of its products. The portfolio primarily consists of U.S. government securities and corporate bonds.

Concentration of Credit Risk

    The Company invests its cash in U.S. Government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates. During fiscal year 1998 and 1997, one company represented approximately 58% and 99%, respectively, of the Company's product sales.

Inventory

    Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead.

Property and Equipment

    Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives (5-10 years) of the respective assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. The Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows. SFAS No. 121 has not had a material impact on the Company's consolidated financial position, operating results or cash flows.

                              IMMUNOMEDICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

Net Loss Per Share

    Basic and diluted loss per common share is based on the net loss for the relevant period, adjusted for Preferred Stock dividends, divided by the weighted average number of shares issued and outstanding during the period. For the purposes of the diluted loss per share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the years ended June 30, 1998, 1997 and 1996. The Company has certain securities outstanding at June 30, 1998 that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

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

Employee Stock Options

    The Company applies Accounting Principles Board ('APB') Opinion No. 25, 'Accounting for Stock Issued to Employees,' and related interpretation in accounting for stock options issued to employees. Employee stock options are granted with an exercise price equal to the market price and, in accordance with APB No. 25, compensation expense is not recognized. Effective July 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. For the fair value of the employee stock options issued, see Note 7.

Financial Instruments

    The carrying amounts of cash, marketable securities, and other current assets and current liabilities approximate fair value due to the short-term maturity of these instruments.

Reclassification

    Certain 1996 and 1997 balances have been reclassified to conform to the 1998 presentation.

3. Marketable Securities

    The Company utilizes Statement of Financial Accounting Standards Number 115 ('SFAS No. 115'), 'Accounting for Certain Investments in Debt and Equity Securities,' to account for

                              IMMUNOMEDICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity. The Company considers all of its current investments to be available-for-sale. Consequently, pursuant to SFAS No. 115, for the years ended June 30, 1998 and 1997, unrealized holding losses of $0 and $1,000, respectively, have been recorded in a separate component of stockholders' equity. Marketable securities at June 30, 1998 and 1997 consist of the following:


                                                           Fair       Unrealized
                                                Cost      Market        Holding
June 30, 1998                                   Basis      Value      Gain/(Loss)
--------------------------------------------  ---------  ---------  ---------------
Securities with contractual  maturities from date of Acquisition of greater than one year:
    U.S. Debt Securities....................  $  15,000  $  15,000     $  --
                                              ---------  ---------       -------
                                              ---------  ---------       -------
        Total Marketable Securities.........  $  15,000  $  15,000     $  --
                                              ---------  ---------       -------
                                              ---------  ---------       -------

                                                           Fair       Unrealized
                                                Cost      Market        Holding
June 30, 1997                                   Basis      Value      Gain/(Loss)
--------------------------------------------  ---------  ---------  ---------------

Securities with  contractual  maturities from date of Acquisition of one year or less:
    U.S. Debt Securities....................  $2,459,000 $2,459,000    $  --
    Corporate Debt Securities...............  6,437,000  6,437,000        --
                                              ---------  ---------       -------
                                              $8,896,000 $8,896,000    $  --
                                              ---------  ---------       -------
                                              ---------  ---------       -------
Securities with contractual  maturities from date of Acquisition of greater than one year:
    U.S. Debt Securities....................  $ 115,000  $ 114,000     $  (1,000)
                                              ---------  ---------       -------
                                              ---------  ---------       -------
        Total Marketable Securities.........  $9,011,000 $9,010,000    $  (1,000)
                                              ---------  ---------       -------
                                              ---------  ---------       -------

4. Inventory

    Inventory consists of the following at June 30:

                                                                    1998       1997
                                                                  ---------  ---------
Finished goods..................................................  $ 607,000  $ 691,000
Raw materials...................................................    307,000     --
                                                                  ---------  ---------
                                                                  $ 914,000  $ 691,000
                                                                  ---------  ---------
                                                                  ---------  ---------

5. Property and Equipment

    Property and equipment consists of the following at June 30:

                                                                 1998       1997
                                                              ----------  ---------
Machinery and equipment.....................................  $2,909,000  $2,857,000
Leasehold improvements......................................   6,564,000   6,463,000
Furniture and fixtures......................................     666,000     637,000
Computer equipment..........................................     736,000     588,000
                                                              ----------  ---------
                                                              10,875,000  10,545,000
Accumulated depreciation and amortization...................  (5,815,000) (4,852,000)
                                                              ----------  ---------
                                                              $5,060,000  $5,693,000
                                                              ----------  ---------
                                                              ----------  ---------

                              IMMUNOMEDICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

    Fully amortized property and equipment totaling $1,553,000 were retired in fiscal year 1997.

6. Other Current Liabilities

    Included in other current liabilities are amounts payable to medical institutions participating in the Company's clinical trial programs of approximately $568,000 and $458,000 at June 30, 1998 and 1997, respectively. Also included are amounts payable to various legal counsel of approximately $178,000 and $417,000, and accrued health insurance liabilities of approximately $239,000 and $239,000 at June 30, 1998 and 1997, respectively. Further included at June 30, 1998 and 1997 is $292,000 and $892,000, respectively, received from a former corporate partner for the funding of ongoing clinical trials (see Note
10).

7. Stockholders' Equity

    The Certificate of Incorporation of the Company authorizes 10,000,000 shares of preferred stock at $.01 par value per share. The preferred stock may be issued from time to time in one or more series, with such distinctive serial designations, rights and preferences as shall be determined by the Board of Directors.

    On June 27, 1996, the Company completed an equity financing pursuant to Regulation S, pursuant to which several foreign investors purchased 200,000 shares of 5% Series D Convertible Preferred Stock (the 'Series D Preferred') for $10,000,000. The terms of the transaction allowed the investors, at their discretion, to convert the Series D Preferred into shares of the Company's common stock during a 24-month period which began in June 1996, at a price equal to 89% of the average market price per share over a 20-day trading period surrounding the date of conversion. As of June 30, 1998, all 200,000 shares of Series D Preferred had been converted into 1,795,771 shares of the Company's common stock.

    On December 23, 1997, the Company entered into a structured Equity Line Flexible Financing Agreement (the 'Equity Line') with an investor (the 'Investor'), pursuant to which, subject to the satisfaction of certain conditions, the Company may receive up to an aggregate of $30 million over a 36-month period. During each three-month period (each, an 'Investment Period'), the Company, subject to the satisfaction of certain conditions, can require the Investor to purchase shares of the Company's common stock for an aggregate purchase price of between $1.0 million and $2.5 million and the Investor, at its option, may purchase additional shares of common stock for an aggregate purchase price of $1.0 million. The Company retains the right to provide that no purchases can be made in any given Investment Period. The Investor may select the dates on which the purchase of shares of the Company's common stock will occur. The purchase price per share to be paid by the Investor for the shares of the Company's common stock acquired under the Equity Line will equal 98% of the lowest sales price of the common stock during the three trading days immediately preceding the notice of purchase by the Investor. The Investor's obligation to purchase shares of the Company's common stock under the Equity Line is subject to various conditions, including, among other things, the price of the Company's common stock being at least such price as the Company may from time to time set as the minimum purchase price. In addition, the Investor is not required to purchase, in any Investment Period, an amount in excess of 8% of the product of the daily average value of open market trading of the common stock and the number of trading days in the Investment Period during either the current or immediately preceding Investment Period. The Company granted the Investor the right to purchase an additional $1.0 million during the Investment Period ended May 31, 1998. As of June 30, 1998, the Company received a total of $4.5 million for which the Company issued 1,056,835 shares of common stock.

    In connection with entering into the Equity Line with an Investor, the Investor received a four-year warrant (the 'Warrant') to purchase 50,000 shares of the common stock at an exercise price equal to $7.5375 per share (180% of closing sales price of common stock at the time of issuance). In addition, the Company has agreed to issue to the Investor, at the end of each calendar year, an additional four-year warrant (each, an 'Additional Warrant' and collectively, the 'Additional Warrants') to purchase common stock in an amount equal to 5,000 shares for each $500,000 of common stock purchased by the

                              IMMUNOMEDICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Investor during such year. The exercise price will be equal to 180% of the weighted average purchase price of the common stock purchased by the Investor during the year, provided that the number of shares issuable upon exercise of all the Additional Warrants will not exceed 125,000.

    Under the terms of the Company's 1983 Stock Option Plan, as amended (the '1983 Plan'), stock options were granted to employees and members of the Board of Directors, as determined by the Compensation Committee of the Board of Directors, at fair market value, become exercisable at 25% per year on each of the first through fourth anniversaries of the date of grant, and terminate if not exercised within ten years. In June 1993, the 1983 Plan expired, although options granted under the 1983 plan which have not terminated may continue to be exercised. On November 5, 1992, at the Company's Annual Meeting of Stockholders, adoption of the Company's 1992 Stock Option Plan (the '1992 Plan') was ratified. The basic terms of the 1992 Plan are substantially similar to those under the Company's 1983 Plan. Under the 1992 Plan, 3,000,000 shares were originally reserved for possible future issuance upon exercise of stock options, of which 1,025,875 were still available at June 30, 1998 for future grant. At June 30, 1998, 2,957,375 shares of common stock were reserved for possible future issuance upon exercise of stock options outstanding and future stock option grants.

    Pursuant to the terms of the 1992 Plan, each outside Director of the Company who had been a Director prior to July 1 is granted, on the first business day of July of each year, an option to purchase 10,000 shares of the Company's common stock at fair market value. On July 1, 1998, 50,000 stock options were granted to these Directors.

    The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and applies APB Opinion No. 25 in accounting for the 1983 plan and, accordingly, has not recognized compensation cost for stock option plan in its financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net loss would have been the pro forma amounts indicated below:

                                                 1998        1997        1996
                                               ---------  ----------  ----------

Net loss -- as reported......................$11,810,587 $13,946,531 $13,299,477
Net loss -- pro forma........................ 11,957,299  14,225,532  13,463,193
Net loss per share -- as reported............        .32         .39         .40
Net loss per share -- pro forma..............        .33         .40         .41

    The fair value of each option granted during the three years ended June 30 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions; (I) dividend yield of 0%, (II) expected term of 8 years, 9.9 years and 9.9 years, (III) expected volatility of 42%, and (IV) a risk-free interest rate of 5.57%, 6.5% and 6.5% for the years ended June 30, 1998, 1997 and 1996, respectively. The weighted average fair value at the date of grant for options granted during the years ended June 30, 1998, 1997 and 1996 was $2.55, $4.91 and $2.34 per share, respectively.

    The pro forma effects on net loss and net loss per share for 1998, 1997 and 1996 may not be representative of the pro forma effects in future years since
(i) compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extends beyond the reported years, and (ii) does not take into effect the proforma compensation expense related to grants made prior to the year ended June 30, 1996.

                              IMMUNOMEDICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

    Information concerning options for the years ended June 30, 1998, 1997 and 1996 is summarized as follows:

                                                             Fiscal 1998
                                                      --------------------------
                                                                  Option Price
                                                       Shares         Range
                                                      ---------  ---------------

Outstanding, July 1, 1997...........................  2,220,250  $2.25 - 12.88
Granted.............................................    138,000   4.38 -  5.31
Exercised...........................................   (169,750)  2.25 -  3.63
Terminated..........................................   (201,000)  3.13 -  7.38
                                                      ---------
Outstanding, June 30, 1998..........................  1,987,500   2.25 - 12.88
                                                      ---------  ---------------
Exercisable, June 30, 1998..........................  1,078,500
                                                      ---------

                                                             Fiscal 1997
                                                      --------------------------
                                                                  Option Price
                                                       Shares         Range
                                                      ---------  ---------------

Outstanding, July 1, 1996...........................  2,280,475  $2.25 - 10.75
Granted.............................................    552,000   4.75 - 12.88
Exercised...........................................    (75,600)  2.25 -  3.63
Terminated..........................................   (536,625)  2.31 - 12.88
                                                      ---------
Outstanding, June 30, 1997..........................  2,220,250   2.25 - 12.88
                                                      ---------  ---------------

                                                             Fiscal 1996
                                                      --------------------------
                                                                  Option Price
                                                       Shares         Range
                                                      ---------  ---------------
Outstanding, July 1, 1995...........................  1,800,000  $2.25 - 10.75
Granted.............................................    890,500   2.31 -  9.50
Exercised...........................................   (324,275)  2.25 -  6.75
Terminated..........................................    (85,750)  2.63 -  6.63
                                                      ---------
Outstanding, June 30, 1996..........................  2,280,475   2.25 - 10.75
                                                      ---------  ---------------

8. Income Taxes

    The Company utilizes SFAS No. 109 to account for income taxes. Pursuant to the accounting standard, the tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets as of June 30, 1998, 1997 and 1996 are presented below:

                                             1998         1997         1996
                                            ----------  -----------  -----------

Deferred tax assets:
    Net operating loss carry forwards..  $33,040,000  $29,210,000  $24,362,000
    Research and development credits...    4,160,000    3,830,000    3,253,000
    Property and equipment.............      647,000      500,000      293,000
    Other..............................      574,000      565,000      422,000
                                         -----------  -----------  -----------
        Total..........................   38,421,000   34,105,000   28,330,000
Valuation allowance....................  (38,421,000) (34,105,000) (28,330,000)
                                         -----------  -----------  -----------
Net deferred taxes.....................  $   --       $   --       $   --
                                         -----------  -----------  -----------
                                         -----------  -----------  -----------

    The valuation allowances for fiscal years 1998, 1997 and 1996 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. The valuation allowances as of June 30, 1998, 1997 and 1996 include $4,316,000, $5,775,000 and $6,250,000 relating to fiscal years 1998, 1997 and 1996 operations, respectively. The tax benefit assumed using the federal statutory tax rate of 34% has been reduced to an actual benefit of zero due principally to the aforementioned valuation allowance.

    At June 30, 1998, the Company has available net operating loss carryforwards for federal income tax reporting purposes of approximately $83,000,000, some of which expire beginning in fiscal 1999. The

                              IMMUNOMEDICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Company made no payments of federal or state income taxes during the years ended June 30, 1998, 1997 and 1996.

9. Related-Party Transactions

    The Center for Molecular Medicine and Immunology ('CMMI') (also known as the Garden State Cancer Center) is a not-for-profit corporation, established in 1983 by Dr. David M. Goldenberg, Chairman of the Board, former Chief Executive Officer and the major shareholder of the Company. CMMI is devoted primarily to cancer research.

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

    The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amounts of approximately $98,000, $69,000 and $64,000 during the years ended June 30, 1998, 1997 and 1996, respectively. The Company also provides CMMI with laboratory materials and supplies in connection with research conducted in areas of potential interest to the Company at no cost to CMMI.

    During each of the years ended June 30, 1998, 1997 and 1996, the Board of Directors of the Company authorized grants to CMMI of $200,000 to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI. Pursuant to a collaborative research and license agreement, dated as of January 21, 1997, between the Company and CMMI, the Company has paid to CMMI an annual license fee of $200,000 in fiscal years 1998 and 1997.

10. License and Distribution Agreements

    On November 24, 1997, the Company entered into a Distribution Agreement with Eli Lilly Deutschland GmbH ('Lilly') pursuant to which Lilly will package and distribute LeukoScan within the countries comprising the European Union and certain other countries subject to receipt of regulatory approvals. Also, effective April 6, 1998, Lilly began packaging and distributing CEA-Scan within the countries comprising the European Union. The Company pays Lilly a service fee based primarily on the

                              IMMUNOMEDICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

number of units of product packaged and shipped. The parties contemplate that other Company products may be handled under this arrangement when appropriate.

    Effective as of April 6, 1998, the Company appointed a subsidiary of Bergen Brunswig Specialty Corporation as a non-exclusive distributor of CEA-Scan in the U.S.. Such subsidiary (currently Integrated Commercialization Solutions, Inc. ('ICS')) serves as an agent of the Company in providing product support services, including customer service, order management, distribution, invoicing and collections.

    On November 28, 1997, the Company was awarded $1.8 million, including interest, from its arbitration claim against Pharmacia for breach of contract and fiduciary duty arising out of the license agreement with a predecessor of Pharmacia that had been terminated in 1995. This amount was recognized as revenue during the quarter ended December 31, 1997. Additionally, the Company recognized as revenue a portion of funds previously received from Pharmacia pertaining to CEA-Scan clinical trials for which the Company no longer has an obligation. Such amounts had been recorded as deferred revenue.

    In March 1995, the Company entered into a License Agreement with Mallinckrodt Medical B.V., pursuant to which Mallinckrodt Medical B.V. marketed, sold and distributed CEA-Scan throughout Western Europe and in specified Eastern European countries. In April 1996, the Company entered into a U.S. Marketing and Distribution Agreement with Mallinckrodt Medical, Inc., pursuant to which Mallinckrodt Medical, Inc., was to market, sell and distribute CEA-Scan for use in colorectal cancer diagnostic imaging in the U.S. on a consignment basis. Effective as of April 6, 1998, the Company terminated the agreements with Mallinckrodt Medical B.V. and Mallinckrodt Medical Inc.. In addition, effective as of April 30, 1998, the Company terminated its agreement with MMD Specialty Services, Inc. and employed directly substantially all of the people who previously comprised the contract sales force.

11. Commitments and Contingencies

    On November 1, 1993, the Company and Dr. Goldenberg entered into a five-year employment agreement (the 'Agreement') with an additional one-year assured renewal and thereafter automatically renewable for additional one-year periods unless terminated by either party as provided in the Agreement. Dr. Goldenberg will receive an annual base salary of not less than $220,000, subject to increases as determined by the Board of Directors. Effective July 1, 1997, the Board of Directors increased Dr. Goldenberg's annual base salary to $265,000. The Company has agreed to extend Dr. Goldenberg's employment agreement for a five-year period. Pursuant to this extension Dr. Goldenberg's annual base salary will continue at $265,000. Further, the Company acknowledged and approved Dr. Goldenberg's continuing involvement with CMMI and IBC Pharmaceuticals, LLC (a joint venture being formed between the Company and Beckman Coulter, Inc.).

    Pursuant to the Agreement, Dr. Goldenberg may engage in other business, general investment and scientific activities, provided such activities do not materially interfere with the performance of any of his obligations under the Agreement, allowing for those activities he presently performs for CMMI (see
Note 9). The Agreement extends the ownership rights of the Company, with an obligation to diligently pursue all ideas, discoveries, developments and products, in the entire medical field, which, at any time during his past or continuing employment by the Company (but not when performing services for CMMI), Dr. Goldenberg has made or conceived or hereafter makes or conceives, or the making or conception of which he has materially contributed to or hereafter contributes to, all as defined in the Agreement (collectively 'Goldenberg Discoveries').

    Further, pursuant to the Agreement, Dr. Goldenberg will receive, subject to certain restrictions, incentive compensation of 0.5% on the first $75,000,000 of all defined annual net revenue of the Company and 0.25% on all such annual net revenue in excess thereof (collectively 'Revenue Incentive Compensation'). With respect to the period that Dr. Goldenberg is entitled to receive Revenue Incentive Compensation on any given products, it will be in lieu of any other percentage compensation

                              IMMUNOMEDICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

based on sales or revenue due him with respect to such products under this Agreement or the existing License Agreement between the Company and Dr. Goldenberg. With respect to any periods that Dr. Goldenberg is not receiving such Revenue Incentive Compensation for any products covered by patented Goldenberg Discoveries or by certain defined prior inventions of Dr. Goldenberg, he will receive 0.5% on cumulative annual net sales of, royalties, certain equivalents thereof, and, to the extent approved by the Board, other consideration received by the Company for such products, up to a cumulative annual aggregate of $75,000,000 and 0.25% on any cumulative annual aggregate in excess of $75,000,000 (collectively 'Incentive Payments'). A $100,000 annual minimum payment will be paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments. Dr. Goldenberg will also receive a percent, not less than 20%, to be determined by the Board, of net consideration (including license fees) which the Company receives for any disposition, by sale, license or otherwise (discussions directed to which commence during the term of his employment plus two years) of any defined Undeveloped Assets of the Company which are not budgeted as part of the Company's strategic plan.

    On February 1, 1994,  the Company  entered  into a master  lease  agreement, which was subsequently amended, pursuant to which the Company may lease equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement are determined based on current market rates of interest at the inception of each equipment schedule take-down, and payable in monthly installments over a four-year period. The lease agreement contains an early purchase option, at an amount which is deemed to be fair value. On November 1, 1996, December 9, 1996, April 1, 1997 and September 1, 1998, the Company exercised early purchase options on equipment leased on February 14, 1994, April 1, 1994, June 1, 1994 and August 26, 1994, respectively. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default, which was approximately $412,000 at June 30, 1998. As of June 30, 1998, the Company was not in compliance with certain of these ratios, but the lessor has not yet declared an event of default or requested a letter of credit. The Company does not believe that such a request would have a material adverse effect on the Company. As of June 30, 1998, the Company has leased equipment with a cost basis aggregating $1,247,000 under the master lease agreement and recorded lease expense for fiscal years 1998, 1997 and 1996 of $348,000, $497,000 and $406,000, respectively. The
Company has a commitment to refinance the outstanding lease obligations and anticipates closing during the second quarter of fiscal year 1999.

    The Company is obligated under one operating lease for facilities used for research and development, manufacturing and office space. The lease currently expires in May 1999, with the latter containing renewal provisions as specified in the respective lease. On May 29, 1998, the Company exercised its right to renew for an additional term of three years expiring in May 2002 at a base annual rate of $441,000. The lease provides for a second renewal period of 5 years expiring May 2007. The lease provides for an option to purchase the facility, subject to certain terms and conditions as specified in the lease. Lease expense related to this lease was approximately $425,000, $428,000 and $453,000 in fiscal years 1998, 1997 and 1996, respectively. Minimum lease commitments for facilities and equipment are as follows:

1999......................................................  $ 683,000
2000......................................................  $ 596,000
2001......................................................  $ 441,000
2002......................................................  $ 441,000
2003......................................................  $ 441,000

    The Company is involved in various claims and litigation arising in the normal course of business. Management believes that the outcome of such claims and litigation will not have a material adverse effect on the Company's financial position and results of operations.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of IMMUNOMEDICS, INC.:

    We have audited the accompanying consolidated balance sheets of Immunomedics, Inc. and subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immunomedics, Inc. and subsidiary as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Short Hills, New Jersey
August 3, 1998

Item 9 -- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

                                   PART III

Item 10 -- Directors and Executive Officers of the Registrant

    The information required for this item is incorporated herein by reference to the 1998 Definitive Proxy Statement. See also 'Executive Officers of the Registrant' in Part I, following Item 4.

Item 11 -- Executive Compensation

    The information required for this item is incorporated herein by reference to the 1998 Definitive Proxy Statement.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management

    The information required for this item is incorporated herein by reference to the 1998 Definitive Proxy Statement.

Item 13 -- Certain Relationships and Related Transactions

    The information required for this item is incorporated herein by reference to the 1998 Definitive Proxy Statement.

                                   PART IV

Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) Documents filed as part of this Report:

   1.      -- Consolidated Financial Statements:
             Consolidated Balance Sheets -- June 30, 1998 and 1997
             Consolidated Statements of Operations for the years ended June 30, 1998, 1997 and 1996 Consolidated Statements of Stockholders' Equity for the years ended June 30, 1998, 1997 and 1996 Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996 Notes to Consolidated Financial Statements Independent Auditors' Report -- KPMG Peat Marwick, LLP
   2.      -- Financial Statement Schedules:
             All schedules have been omitted because of the absence of conditions under which they would be required or because the required information is included in the financial statements or the notes thereto.
   3.      -- Articles of incorporation and by-laws
   3.1(a) -- Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on July 6, 1982(e)
   3.1(b) -- Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on April 4, 1983(e)
   3.1(c) -- Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on December 14, 1984(e)
   3.1(d) -- Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on March 19, 1986(e)
   3.1(e) -- Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 17, 1986(e)
   3.1(f) -- Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 21, 1990(f)
   3.1(g) -- Certificate of Designation of Rights and Preferences, as filed with the Secretary of State of the State of Delaware on March 1, 1991(g)
   3.1(h) -- Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 7, 1992(j)
   3.1(i)    --  Certificate  of  Designation  of Rights and  Preferences of the
             Company's Series B Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on December 21, 1994(l)

   3.1(j)    -- Certificate  of   Designation  of Rights and  Preferences of the
             Company's  Series C Convertible  Preferred Stock, as filed with the
             Secretary  of  State of the  State of  Delaware  on  September  25,
             1995(n)
   3.1(k)    -- Certificate  of   Designation  of Rights and  Preferences of the
             Company's  Series D Convertible  Preferred Stock, as filed with the
             Secretary of State of the State of Delaware on June 26, 1996(o)
   3.1(l)    -- Certification  of  Amendment of the Certificate of Incorporation
             of the Company as filed with the Secretary of State of the State of
             Delaware on November 7, 1996(u).
   3.1(m)    -- Certificate  of   Designation  of Rights and  Preferences of the
             Company's Series E Junior  Participating  Preferred Stock, as filed with the Secretary of State of the State of Delaware on January 23,
             1998(r)
   3.2       -- Amended and Restated By-Laws of the Company(j)
   4.        -- Instruments defining the rights of security holders,   including
             indentures.
   4.1       -- Specimen Certificate for Common Stock(e)
   4.2       -- Structured Equity Line Flexible Financing Agreement,   dated  as
             of December 23,  1997, between Immunomedics, Inc. and Cripple Creek
             Securities, LLC(s)
   4.3       -- Registration Rights Agreement,  dated as of December  23,  1997, between Immunomedics, Inc. and Cripple Creek Securities, LLC(s)
   4.4       -- Common  Stock   Purchase   Warrant  issued   to   Cripple  Creek
             Securities, LLC(s)
   4.5       -- Form  of  additional  Common  Stock Purchase Warrant issuable to
             Cripple Creek Securities, LLC(s)
   4.6       -- Rights  Agreement,  dated   as  of  January  23,  1998,  between
             Immunomedics,  Inc. and American  Stock Transfer and Trust Company,
             as rights agent, and form of Rights Certificate(r)
  10.        -- Material contracts
  10.1(a)    -- 1983 Stock Option Plan, as amended(h)
  10.1(b)    -- Form of Stock Option Agreement(e)
  10.2       -- Exclusive License Agreement with David  M. Goldenberg,  dated as of July 14, 1982(a)
  10.3       -- Agreement among the Company,  David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc. dated, May, 1983(a)
  10.4       -- Memorandum  of  Understanding  with  David  M. Goldenberg, dated
             September 10, 1984(b)
  10.5       -- Immunomedics, Inc. 401(k) Retirement Plan(c)
  10.6       -- Executive   Supplemental   Benefits   Agreement  with  David  M.
             Goldenberg, dated as of July 18, 1986(c)
  10.7       -- License  Agreement  between Hoffmann-La Roche, Inc. and David M.
             Goldenberg, dated as of April 29, 1986(c)
  10.8       -- License Agreement with F. James Primus dated July 7, 1983(d)
  10.9       -- Amended and Restated License Agreement among the Company,   CMMI
             and David M. Goldenberg, dated December 11, 1990(h)
  10.10      -- Lease Agreement with Baker Properties Limited partnership, dated
             January 16, 1992(i)
  10.11      -- Imunomedics, Inc. 1992 Stock Option Plan(p)
  10.12      -- Amended and Restated  Employment  Agreement,  dated November  1,
             1993, between the Company and Dr. David M. Goldenberg(k)
  10.13      -- Amendment,  dated  March 11,  1995,  to the Amended and Restated
             License Agreement among the Company, CMMI, and David M. Goldenberg, dated December 11, 1990(m)
  10.14      -- Manufacturing Agreement,  dated as of April 4, 1996, between the
             Company and SP  Pharmaceuticals,  formerly the Oncology Division of
             Pharmacia & Upjohn  (Confidential  treatment has been requested for certain portions of the Agreement)(o)
  10.15      -- License  Agreement,  dated as of January 21,  1997,  between the
             Company and Center for Molecular Medicine and Immunology, Inc.(q)
  10.16      -- Distribution  Agreement,  dated as of November 24, 1997, between
             Immunomedics,  Inc. and Eli Lilly  Deutschland GmbH  (*Confidential
             treatment  has  been   requested   for  certain   portions  of  the
             Agreement)(t)
  10.17      -- Employment  Agreement,   dated  as  of  May  15,  1998,  between
             Immunomedics, Inc. and Robert DeLuccia.
  10.18      -- Distribution and Product Services Agreement, dated as of May 15,
             1998, between Immunomedics,  Inc. and Integrated  Commercialization
             Solutions, Inc. (Confidentiality treatment has been requested for certain portions of the Agreement).

  11.      -- Statement  recomputation  of  per  share  earnings -- Not required since such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.
  12.      -- Statements re computation of ratios -- Not applicable.
  21.      -- Subsidiaries of the Company -- Immunomedics Europe
  23.      -- Consent of Experts and Counsel
  23.1     -- Consent of Independent Accountants -- KPMG Peat Marwick LLP
  27.      -- Financial Data Schedule
    (a) -- Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-1 effective October 6, 1983 (Commission File No. 2-84940).
    (b) -- Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1985.
    (c) -- Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1986.
    (d) -- Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.
    (e) -- Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
    (f) -- Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1990.
    (g) -- Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1991.
    (h) -- Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-2 effective July 24, 1991 (Commission File No. 33-41053).
    (i) -- Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-2 effective January 30, 1992 (Commission File No. 33-44750).
    (j) -- Incorporated by reference from the Exhibits to the The Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
    (k) -- Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993.
    (l) -- Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1994.
    (m) -- Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
    (n) -- Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.
    (o) -- Incorporated by reference from the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.
    (p) -- Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.
    (q) -- Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.
    (r) -- Incorporated by reference from the Exhibits to the Company's Registration Statement on Form 8-A, as filed with the Commission on January 29, 1998.
    (s) -- Incorporated by reference from the exhibits to the Company's Registration Statement on Form S-3, as filed with the Commission on January 29, 1998.
    (t) -- Incorporated by reference from the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997.

       (b) Reports on Form 8-K:

    None

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IMMUNOMEDICS, INC.

Date: September 28, 1998
                                          By       /s/ ROBERT J. DELUCCIA
                                              ................................
                               Robert J. DeLuccia
                          President and Chief Executive
                                     Officer
                          (Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                              Title                         Date
----------------------------------  ------------------------------------  ------------------
     /s/ DAVID M. GOLDENBERG        Chairman                              September 28, 1998
 .................................
       David M. Goldenberg

      /s/ ROBERT J. DELUCCIA        President, Chief Executive Officer    September 28, 1998
 .................................    and Director (Principal Executive
        Robert J. DeLuccia            Officer)

      /s/ KEVIN F.X. BROPHY         Vice President, Finance &             September 28, 1998
 .................................    Administration (Principal
        Kevin F.X. Brophy             Financial and Accounting Officer)

   /s/ W. ROBERT FRIEDMAN, JR.      Director                              September 28, 1998
 .................................
     W. Robert Friedman, Jr.

       /s/ MARVIN E. JAFFE          Director                              September 28, 1998
 .................................
         Marvin E. Jaffe

     /s/ RICHARD R. PIVIROTTO       Director                              September 28, 1998
 .................................
       Richard R. Pivirotto

     /s/ WARREN W. ROSENTHAL        Director                              September 28, 1998
 .................................
       Warren W. Rosenthal

     /s/ RICHARD C. WILLIAMS        Director                              September 28, 1998
 .................................
       Richard C. Williams