Form 10-Q
period 1998-09-30
IMMUNOMEDICS INC
filed 1998-11-13
CIK 722830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended September 30, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934. For the transition period from _______________to__________________

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

As of November 13, 1998, there were 37,781,632 shares of the registrant's common stock outstanding.

                               IMMUNOMEDICS, INC.

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements (Unaudited):

                  Condensed Consolidated Balance Sheets -                      3
                  September 30, 1998 and June 30, 1998

                  Condensed Consolidated Statements of Operations              4
                  and Comprehensive Loss -
                  three months ended September 30, 1998 and 1997

                  Condensed Consolidated Statements of Cash Flows -            5
                  three months ended September 30, 1998 and 1997

                  Notes to Condensed Consolidated Financial Statements -       6
                  September 30, 1998

Item 2.           Management's Discussion and Analysis of                     10
                  Financial Condition and Results of Operations



PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                            14



SIGNATURES                                                                    15

                               IMMUNOMEDICS, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                    September 30,        June 30,
                                                                        1998               1998
                                                                    ------------       ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                       $ 4,352,340          7,568,147
     Marketable securities                                                     -             14,845
     Accounts receivable                                               1,556,150          1,039,477
     Inventory                                                           956,424            913,927
     Other current assets                                                479,387            345,491
                                                                    ------------       ------------

          Total current assets                                         7,344,301          9,881,887

Property and equipment, net of accumulated
   depreciation of $6,068,000 and $5,815,000 at
   September 30, 1998 and June 30, 1998, respectively                  4,880,141          5,059,935

                                                                    ============       ============
                                                                    $ 12,224,442         14,941,822
                                                                    ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                $ 2,217,747          1,831,458
     Other current liabilities                                         2,469,221          2,584,769
                                                                    ------------       ------------

          Total current liabilities                                    4,686,968          4,416,227
                                                                    ------------       ------------

Commitments and Contingencies
Stockholders' Equity:
     Common stock; $.01 par value, authorized 70,000,000 shares;
      issued and outstanding 37,586,087 and 37,586,087 shares
      at September 30, 1998 and June 30, 1998, respectively              375,861            375,861
     Capital contributed in excess of par                             97,987,728         97,987,728
     Accumulated deficit                                             (90,766,582)       (87,837,979)
     Other comprehensive loss                                            (59,533)               (15)
                                                                    ------------       ------------

          Total stockholders' equity                                   7,537,474         10,525,595
                                                                    ------------       ------------

                                                                    $ 12,224,442         14,941,822
                                                                     ===========       ============

See  accompanying  notes  to  condensed   consolidated   financial statements.


                               IMMUNOMEDICS, INC.
     Condensed Consolidated Statements of Operations and Comprehensive Loss
                                   (Unaudited)


                                                                        Three Months Ended
                                                                            September 30,
                                                                        1998              1997
                                                                    ------------      -------------
REVENUES:
     Product sales                                                   $ 1,667,272            971,299
     Royalties and license fee                                             4,387              5,299
     Research and development                                             86,622            146,039
     Interest and other                                                   85,345            177,918
                                                                    ------------      -------------
               Total revenues                                          1,843,626          1,300,555
                                                                    ------------      -------------

COSTS AND EXPENSES:
     Cost of goods sold                                                   68,662             24,236
     Research and development                                          2,620,799          3,016,537
     Sales and marketing                                               1,575,694          1,081,968
     General and administrative                                          507,074            608,632
                                                                    ------------      -------------
               Total expenses                                          4,772,229          4,731,373
                                                                    ------------      -------------
Net loss                                                              (2,928,603)        (3,430,818)

OTHER COMPREHENSIVE LOSS:
     Unrealized gain / (loss)  on securities available for sale               15               (521)
     Unrealized loss on foreign exchange                                 (59,533)                 -
                                                                    ------------      -------------
               Total other comprehensive loss                            (59,518)              (521)
                                                                    ------------      -------------
Comprehensive loss                                                  $ (2,988,121)        (3,431,339)
                                                                    ============      =============
Net loss per basic and diluted common share                              $ (0.08)             (0.09)
                                                                    ============      =============
Weighted average number of
   shares outstanding                                                 37,586,087         36,324,582
                                                                    ============      =============



See accompanying notes to condensed consolidated financial statements.


                               IMMUNOMEDICS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                            Three Months Ended
                                                                                September 30,
                                                                        1998               1997
                                                                    ------------      -------------

Cash flows from operating activities:

      Net loss                                                      $(2,928,603)         (3,430,818)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation and amortization                                      257,923            235,802
      Changes in operating assets and liabilities                       (422,325)           (29,861)
      Unrealized loss on foreign exchange                                (59,533)                 -
                                                                    ------------      -------------

          Net cash used in operating activities                       (3,152,538)        (3,224,877)
                                                                    ------------      -------------

Cash flows from investing activities:

     Purchase of marketable securities                                         -         (5,415,631)
     Proceeds from maturities of marketable securities                    14,860          8,907,133
     Additions to property and equipment                                 (78,129)           (71,642)
                                                                    ------------      -------------

          Net cash provided by / (used in) investing activities          (63,269)         3,419,860
                                                                    ------------      -------------

Cash flows from financing activities:

     Exercise of stock options                                                 -             12,685
                                                                    ------------      -------------

          Net cash provided by  investing activities                           -             12,685
                                                                    ------------      -------------

Increase / (decrease) in cash and cash equivalents                    (3,215,807)           207,668

Cash and cash equivalents at beginning of period                       7,568,147          6,013,355
                                                                    ------------      -------------

Cash and cash equivalents at end of period                           $ 4,352,340          6,221,023
                                                                    ============      =============


See accompanying notes to condensed consolidated financial statements.

                               IMMUNOMEDICS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Immunomedics, Inc. (the "Company"), which incorporate the Company's wholly-owned subsidiary Immunomedics Europe, have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date. Operating results for the three-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

         For further information, refer to the annual financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1998.

(2)      Cash Equivalents and Marketable Securities

         The Company considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents. Included in other current assets at September 30, 1998 and June 30, 1998 is accrued interest earned on cash equivalents and marketable securities of $8,000 and $24,000, respectively.

(3)      Income Taxes

         The Company has never made payments of Federal or State income taxes and does not anticipate generating book income in fiscal 1999; therefore, no income taxes have been reflected for the three-month period ended September 30, 1998.

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

                               IMMUNOMEDICS, INC.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)


(5)      Comprehensive Income

         On July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. In accordance with SFAS 130, the Company has
         displayed   the   components  of  "Other   comprehensive   income"  and
         "Comprehensive loss" in the accompanying Financial Statements. All prior-period data has been reclassified to conform with the provisions of SFAS No. 130.

(6)      Inventory

         Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead.

(7)      Stockholders' Equity

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

         On December 23, 1997, the Company entered into a Structured Equity Line Flexible Financing Agreement (the "Equity Line") with an investor (the "Investor"), pursuant to which, subject to the satisfaction of certain conditions, the Company may receive up to an aggregate of $30 million over a 36-month period. During each three-month period (each, an "Investment Period"), the Company, subject to the satisfaction of certain conditions, can require the Investor to purchase shares of the Company's common stock for an aggregate purchase price of between $1.0 million and $2.5 million, and the Investor, at its option, may purchase additional shares of common stock for an aggregate purchase price of $1.0 million. The Company retains the right to provide that no purchases can be made in any given Investment Period. The Investor may select the dates on which the purchase of shares of the Company's common stock will occur. The purchase price per share to be paid by the Investor for the

                               IMMUNOMEDICS, INC.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

         shares of the Company's common stock acquired under the Equity Line will equal 98% of the lowest sales price of the common stock during the three trading days immediately preceding the notice of purchase by the Investor. The Investor's obligation to purchase shares of the Company's common stock under the Equity Line is subject to various conditions, including, among other things, the price of the Company's common stock being at least such price as the Company may from time to time set as the minimum purchase price. In addition, the Investor is not required to purchase, in any Investment Period, an amount in excess of 8% of the product of the daily average value of open market trading of the common stock and the number of trading days in the Investment Period during either the current or immediately preceding Investment Period. As of November 13, 1998, the Company received a total of $5,050,000 for which the Company issued 1,252,380 shares of common stock.

         In connection with entering into the Equity Line with an Investor, the Investor received a four-year warrant (the "Warrant") to purchase 50,000 shares of the common stock at an exercise price equal to $7.5375 per share (180% of closing sales price of common stock at the time of issuance). In addition, the Company has agreed to issue to the Investor, at the end of each calendar year, an additional four-year warrant (each, an "Additional Warrant" and collectively, the "Additional Warrants") to purchase common stock in an amount equal to 5,000 shares for each $500,000 of common stock purchased by the Investor during such year. The exercise price will be equal to 180% of the weighted average purchase price of the common stock purchased by the Investor during the year, provided that the number of shares issuable upon exercise of all the Additional Warrants will not exceed 125,000.

(8)      License and Distribution Agreements

         On November 24, 1997, the Company entered into a Distribution Agreement with Eli Lilly Deutschland GmbH ("Lilly") pursuant to which Lilly will package and distribute LeukoScan within the countries comprising the European Union and certain other countries subject to receipt of regulatory approvals. Also, effective April 6, 1998, Lilly began packaging and distributing CEA-Scan within the countries comprising the European Union. The Company pays Lilly a service fee based primarily on the number of units of product packaged and shipped. The parties contemplate that other future Company products may be handled under this arrangement when appropriate.

         Effective as of April 6, 1998, the Company appointed a subsidiary of Bergen Brunswig Specialty Corporation as a non-exclusive distributor of CEA-Scan in the U.S.. Such subsidiary (currently Integrated Commercialization Solutions, Inc. ("ICS")) serves as an agent of the Company in providing product support services, including customer service, order management, distribution, invoicing and collections.

                               IMMUNOMEDICS, INC.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

         On November 28, 1997, the Company was awarded $1.8 million, including interest, from its arbitration claim against Pharmacia for breach of contract and fiduciary duty arising out of the license agreement with a predecessor of Pharmacia that had been terminated in 1995.

(9)       Commitments and Contingencies

         In February 1994, the Company entered into a master lease agreement, which was subsequently amended, pursuant to which the Company may lease equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement are determined based on current market rates of interest at the inception of each equipment schedule take-down, and are payable in monthly installments over a four-year period. The lease agreement contains an early purchase option, at an amount which is deemed to be fair value. On November 1, 1996, December 9, 1996, April 1, 1997, September 1, 1998 and October 28, 1998 the Company exercised early purchase options on equipment leased on February 14, 1994, April 1, 1994, June 1, 1994, August 26, 1994, December 21, 1995 and June 21, 1996 respectively. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default. As of September 30, 1998, the Company was not in compliance with certain of these ratios, but the lessor has not yet declared an event of default or requested a letter of credit. The Company does not believe that such a request would have a material adverse effect on the Company. As of October 31, 1998, the Company has leased equipment with a cost basis aggregating $372,000 under the master lease agreement and recorded lease expense for the three months ended September 30, 1998 of $82,330.

         On October 28, 1998 the Company entered into an Equipment Financing Agreement with the New England Capital Corporation, pursuant to which the Company has received $450,000, to be repaid over a 36-month period. The proceeds of such financing were used to exercise the early purchase options for the equipment leased on December 21, 1995 and June 21, 1996 through the master lease agreement detailed above. The financing is secured by various used equipment and an irrevocable letter of credit in the amount of $225,000. The letter of credit is collateralized by a cash deposit of an equivalent amount.

(10)     Reclassification

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

Since its inception, the Company has been engaged primarily in the research and development and, more recently, the commercialization of proprietary products relating to the detection, diagnosis and treatment of cancer and infectious diseases. On June 28, 1996, the U.S. Food and Drug Administration ("FDA") licensed CEA-Scan(R) for use with other standard diagnostic modalities for the detection of recurrent and/or metastatic colorectal cancer. On October 4, 1996, the European Commission granted marketing authorization for use of the product in the 15 countries comprising the European Union for the same indication. On September 16, 1997, the Company received a notice of compliance from the Health Protection Branch permitting it to market CEA-Scan in Canada for colorectal cancer for recurrent and metastatic colorectal cancer.

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

Results of Operations

Revenues for the three-month period ended September 30, 1998 were $1,844,000 as compared to $1,301,000 for the same period in 1997, representing a increase of $543,000. Product sales for the three-month period ended September 30, 1998 increased by $696,000 as compared to the same period of 1997, mainly due to increased market acceptance of CEA-Scan and LeukoScan. Research and development revenue decreased by $59,000 for the three-month period ended September 30, 1998 as compared to same period of 1997, due to lower grant income. Interest income decreased by $93,000 due to less cash available for investments.

Total operating expenses for the three-month period ended September 30, 1998 were $4,772,000 as compared to $4,731,000 for the same period of 1997, representing an increase of $41,000. Research and development costs for the three-month period ended September 30, 1998 decreased by $396,000 as compared to the same period of 1997, primarily due to a decrease in a level of expenditures required to obtain validation of the Company's new manufacturing facility. Sales and marketing expenses for the three-month period ended September 30, 1998 were $1,576,000 as compared to $1,082,000 for the same period of 1997, representing an increase of $494,000, primarily due to increased expenses associated with the Company's full-time oncology sales force in U.S. and increased operating expenses for Immunomedics Europe as compared to the same period of 1997. General and administrative costs for the three-month period ended September 30, 1998 decreased by $102,000 as compared to the same period of 1997, primarily due to reduced legal costs as a result of the conclusion of the Pharmacia arbitration, which was settled in November 1997.

Net loss for the three-month period ended September 30, 1998 was $2,929,000, or $0.08 per share, as compared to a loss of $3,431,000, or $0.09 per share, for the same period in 1997. The lower net loss of $502,000 in 1998 as compared to 1997 principally resulted from higher sales revenues, partially offset by higher operating expenses, as discussed above. In addition, the net loss per share for the three-month period ended September 30, 1998 was positively impacted by the higher weighted average number of common shares outstanding for this period, as compared to the same period in 1997, which increase was principally due to the conversion of the Company's preferred stock and the issuance of common stock pursuant to the Company's Structured Equity Line Flexible Financing Agreement (see Note 7 to Unaudited Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

At September 30, 1998, the Company had working capital of $2,651,000, which represents a decrease of $2,814,000 from June 30, 1998, and had no long-term debt other than certain lease obligations (see Note 9 to Unaudited Condensed Consolidated Financial Statements). The net decrease in working capital resulted principally from the funding of operating expenses and capital expenditures.

In February 1994, the Company entered into a master lease agreement, which was subsequently amended, pursuant to which the Company may lease equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement are determined based on current market rates of interest at the inception of each equipment schedule take-down, and are payable in monthly installments over a four-year period. The lease agreement contains an early purchase option, at an amount which is deemed to be fair value. On November 1, 1996, December 9, 1996, April 1, 1997, September 1, 1998 and October 28, 1998 the Company exercised early purchase options on equipment leased on February 14, 1994, April 1, 1994, June 1, 1994, August 26, 1994, December 21,
1995 and June 21, 1996 respectively. Under the lease agreement, continued compliance with certain financial ratios is required and, in the event of default, the Company will be required to provide an irrevocable letter of credit which is generally equal to the outstanding balance of lease payments due at the time of default. As of September 30, 1998, the Company was not in compliance with certain of these ratios, but the lessor has not yet declared an event of default or requested a letter of credit. The Company does not believe that such a request would have a material adverse effect on the Company. As of October 31, 1998, the Company has leased equipment with a cost basis aggregating $372,000 under the master lease agreement and recorded lease expense for the three months ended September 30, 1998 of $82,330.

On October 28, 1998 the Company entered into an Equipment Financing Agreement with the New England Capital Corporation, pursuant to which the Company has received $450,000, to be repaid over a 36-month period. The proceeds of such financing were used to exercise the early purchase options for the equipment leased on December 21, 1995 and June 21, 1996 through the master lease agreement detailed above. The financing is secured by various used equipment and an irrevocable letter of credit in the amount of $225,000. The letter of credit is collateralized by a cash deposit of an equivalent amount.

The Company's liquid asset position, measured by its cash, cash equivalents and marketable securities, was $4,352,000 at September 30, 1998, representing a decrease of $3,231,000 from June 30, 1998. This decrease was principally attributable to the funding of operating expenses and capital expenditures as discussed above. It is anticipated that working capital and cash, cash equivalents and marketable securities will decrease during the remainder of fiscal year 1999 as a result of planned operating and capital expenditures. At present, the Company believes that its projected financial resources and funds available under the Equity Line (see Note 7 to Unaudited Condensed Consolidated Financial Statements) will be sufficient to fund anticipated operating expenses and capital expenditures through fiscal year 1999. However, the Company believes that it will require additional financial resources by the beginning of fiscal 2000 in order for it to continue its budgeted levels of research and development and clinical trials of its proposed products and regulatory filings for new indications of existing products. The Company has commenced the planning process to raise such funds and anticipates that such funds should be available through a private placement of securities or other financing alternatives. However, there can be no assurance that any such additional funds will be available upon terms acceptable to the Company, or at all. The failure to obtain such terms on a timely basis would have a material adverse effect on the Company.

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

Item   6.         Exhibits and reports on Form 8-K

                  (a)      Exhibits

                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K

                           The Company did not file a Current Report on Form 8-K during the three-month period ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              IMMUNOMEDICS, INC.
                                                                    (Registrant)





DATE: November 13, 1998
                                             ___________________________________
                                             Robert J. DeLuccia,
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)








DATE: November 13, 1998
                                             ___________________________________
                                             Kevin F.X. Brophy,
                                             Vice President, Finance &
                                             Administration (Principal Financial
                                             and Accounting Officer)

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                              IMMUNOMEDICS, INC.
                                                                    (Registrant)




DATE: November 13, 1998                     /s/ Robert J. DeLuccia
                                             ___________________________________
                                             Robert J. DeLuccia,
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)









DATE: November 13, 1998                      /s/ Kevin F.X. Brophy
                                             ___________________________________
                                             Kevin F.X. Brophy,
                                             Vice President, Finance &
                                             Administration (Principal Financial
                                             and Accounting Officer)