Form 10-Q
period 1998-12-31
IMMUNOMEDICS INC
filed 1999-02-12
CIK 722830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended December 31, 1998 _________________________ OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act  of  1934.   For  the  transition   period  from   to_______________________
_______________________

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

As of February 12, 1999, there were 37,888,090 shares of the registrant's common stock outstanding.

                               IMMUNOMEDICS, INC.

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements (Unaudited):

                  Condensed Consolidated Balance Sheets -
                  December 31, 1998 and June 30, 1998                      3

                  Condensed Consolidated Statements of Operations
                  and Comprehensive Loss-
                  three and six months ended December 31, 1998 and 1997    4

                  Condensed Consolidated Statements of Cash Flows -
                  six months ended December 31, 1998 and 1997              5

                  Notes to Condensed Consolidated Financial Statements -
                  December 31, 1998                                        6

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           10



PART II - OTHER INFORMATION

Item 2.  Change in Securities and Use of Proceeds                         15

Item 6.  Exhibits and Reports on Form 8-K                                 18


SIGNATURES                                                                19

                               IMMUNOMEDICS, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                    December 31,                  June 30,
                                                                                        1998                        1998
                                                                                ---------------------       ---------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                          $ 11,414,669                   7,568,147
     Marketable securities                                                                 2,959,873                      14,845
     Accounts receivable                                                                   1,801,066                   1,039,477
     Inventory                                                                               919,619                     913,927
     Other current assets                                                                    562,206                     345,491
                                                                                ---------------------       ---------------------

          Total current assets                                                            17,657,433                   9,881,887

Property and equipment, net of accumulated
   depreciation of $6,325,000 and $5,815,000 at
   December 31, 1998  and June 30, 1998, respectively                                      5,141,954                   5,059,935

Other Long-term Assets                                                                       225,000                           -
                                                                                =====================       =====================
                                                                                        $ 23,024,387                  14,941,822
                                                                                =====================       =====================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of debt                                                            $    126,164                           -
     Accounts payable                                                                      1,903,954                   1,831,458
     Other current liabilities                                                             2,580,702                   2,584,769
                                                                                ---------------------       ---------------------

          Total current liabilities                                                        4,610,820                   4,416,227
                                                                                ---------------------       ---------------------

Long-Term Debt                                                                               302,052                           -

Commitments and Contingencies
Stockholders' Equity:
     Preferred stock; $.01 par value,  authorized  10,000,000  shares;  Series F convertible, authorized 2,000 shares; issued and outstanding 1,250 and
          0  shares  at  December  31,  1998 and  June  30,  1998,  respectively
          (Liquidation preference aggregating $12,528,750 and $0
          at Dec 31, 1998 and June 30, 1998,  respectively)                                       13                           -
     Common stock; $.01 par value, authorized 70,000,000 shares;
          issued and outstanding 37,888,090 and 37,586,087 shares
          at December 31, 1998 and June 30, 1998,  respectively                              378,881                     375,861
     Capital contributed in excess of par                                                111,184,495                  97,987,728
     Accumulated deficit                                                                 (93,434,848)                (87,837,979)
     Other comprehensive loss                                                                (17,026)                        (15)
                                                                                ---------------------       ---------------------

          Total stockholders' equity                                                      18,111,515                  10,525,595
                                                                                ---------------------       ---------------------

                                                                                        $ 23,024,387                  14,941,822
                                                                                =====================       =====================

See accompanying notes to condensed consolidated financial statements.

                                  Page 3 of 19

                              IMMUNOMEDICS, INC.
     Condensed Consolidated Statements of Operations and Comprehensive Loss
                                   (Unaudited)

                                                                   Three Months Ended              Six Months Ended
                                                                       December 31,                   December 31,
                                                                   1998           1997           1998            1997
                                                              ------------     ----------     -----------     ----------

REVENUES:
     Product sales                                            $  1,578,586        888,498       3,245,858      1,859,797
     Royalties and license fee                                       6,217          7,755          10,604         13,054
     Research and development                                      141,800        760,546         228,422        906,585
     Interest and other                                            379,953      1,953,866         465,298      2,131,784
                                                              -------------    -----------    -----------    -----------
               Total revenues                                    2,106,556      3,610,665       3,950,182      4,911,220
                                                              -------------    -----------    -----------    -----------

COSTS AND EXPENSES:
     Cost of goods sold                                             69,766         45,186         138,428         69,422
     Research and development                                    2,515,718      3,116,310       5,136,517      6,132,847
     Sales and marketing                                         1,698,118      1,440,632       3,273,812      2,522,600
     General and administrative                                    491,220        633,153         998,294      1,241,785
                                                              -------------    -----------    -----------    -----------
               Total expenses                                    4,774,822      5,235,281       9,547,051      9,966,654
                                                              -------------    -----------    -----------    -----------
Net loss                                                      $ (2,668,266)    (1,624,616)     (5,596,869)    (5,055,434)
                                                              -------------    -----------    -----------    -----------
Preferred stock dividends                                           31,944              -          31,944              -
                                                              -------------    -----------    -----------    -----------
Net loss to common shareholders                               $ (2,700,210)    (1,624,616)    (5,628,813)    (5,055,434)
                                                              =============    ===========    ===========    ===========

OTHER COMPREHENSIVE LOSS:
     Net loss                                                   (2,668,266)    (1,624,616)     (5,596,869)    (5,055,434)
     Unrealized gain / (loss)  on securities
     available for sale                                                  -            455              15            (66)
     Unrealized gain / (loss) on foreign
     exchange                                                       42,507              -         (17,026)             -
                                                              -------------    ----------     -----------    -----------
               Total other comprehensive gain
               / (loss)                                             42,507           455         (17,011)           (66)
                                                              -------------    ----------     -----------    -----------
Comprehensive loss                                            $ (2,625,759)    (1,624,161)     (5,613,880)    (5,055,500)
                                                              =============    ==========     ===========    ===========
Net loss per basic and diluted common share                   $      (0.07)         (0.04)          (0.15)         (0.14)
                                                              =============    ==========     ===========    ===========
Weighted average number of
   shares outstanding                                           37,770,684     36,364,209      37,678,386     36,344,396
                                                              =============    ==========     ===========    ===========




See accompanying notes to condensed consolidated financial statements.

                                  Page 4 of 19

                               IMMUNOMEDICS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                  Six Months Ended
                                                                                    December 31,
                                                                         1998                          1997
                                                                  -------------------           -------------------

Cash flows from operating activities:

      Net loss                                                          $ (5,596,869)                   (5,055,434)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation and amortization                                          514,513                       473,093
      Changes in operating assets and liabilities                           (915,567)                   (2,510,604)
      Unrealized loss on foreign exchange                                    (17,026)                            -
                                                                  -------------------           -------------------

          Net cash used in operating activities                           (6,014,949)                   (7,092,945)
                                                                  -------------------           -------------------

Cash flows from investing activities:

     Purchase of marketable securities                                    (2,959,873)                   (8,865,541)
     Proceeds from maturities of marketable securities                        14,860                    14,324,492
     Additions to property and equipment                                    (596,532)                     (157,587)
                                                                  -------------------           -------------------

          Net cash provided by / (used in) investing activities           (3,541,545)                    5,301,364
                                                                  -------------------           -------------------

Cash flows from financing activities:

     Issuance of preferred stock, net                                     12,349,800                             -
     Issuance of common stock, net                                           850,000                             -
     Deposits - cash collateral                                             (225,000)                            -
     Proceeds from debt                                                      450,000                             -
     Payments of debt                                                        (21,784)                            -
     Exercise of stock options                                                     -                        17,870
                                                                  -------------------           -------------------

          Net cash provided by  investing activities                      13,403,016                        17,870
                                                                  -------------------           -------------------

Increase / (decrease) in cash and cash equivalents                         3,846,522                    (1,773,711)

Cash and cash equivalents at beginning of period                           7,568,147                     6,013,355
                                                                  -------------------           -------------------

Cash and cash equivalents at end of period                               $11,414,669                     4,239,644
                                                                  ===================           ===================



See accompanying notes to condensed consolidated financial statements.

                                  Page 5 of 19

                               IMMUNOMEDICS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Immunomedics, Inc. (the "Company"), which incorporate the Company's wholly-owned subsidiary Immunomedics Europe, have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date. Operating results for the six-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

         For further information, refer to the annual financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1998.

(2)      Cash Equivalents and Marketable Securities

         The Company considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents. Included in other current assets at December 31, 1998 and June 30, 1998 is accrued interest earned on cash equivalents and marketable securities of $46,000 and $24,000, respectively.

(3)      Income Taxes

         The Company has never made payments of Federal or State income taxes and does not anticipate generating book income in fiscal 1999; therefore, no income taxes have been reflected for the six-month period ended December 31, 1998.

(4)      Net Loss Per Share

         Basic loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period.

         Diluted loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Common share equivalents, such as outstanding stock options, and common stock issuable upon conversion of the Series F Preferred Stock are not included in the computations since the effect would be antidilutive. The accretion of the 4% annual increase in stated value of the Series F Preferred Stock in the amount of $31,944 and $31,944 for the three and six months ended December 31, 1998 increased the net loss attributable to common shareholders to $2,700,210 and $5,628,813, respectively. Net loss per share was not effected.

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

(7)      Stockholders' Equity

         On June 27, 1996, the Company completed an equity financing pursuant to Regulation S under the Securities Act of 1933 pursuant to which several foreign investors purchased 200,000 shares of 5% Series D Convertible Preferred Stock (the "Series D Preferred") for $10,000,000. The terms of the transaction allowed the investors, at their discretion, to convert the Series D Preferred into shares of the Company's common stock during a 24-month period which began in June 1996, at a price equal to 89% of the average market price per share over a 20-day trading period surrounding the date of conversion. As of June 30, 1998, all 200,000 shares of Series D Preferred had been converted into 1,795,771 shares of the Company's common stock.

         On December 23, 1997, the Company entered into a Structured Equity Line Flexible Financing Agreement (the "Equity Line") with an investor (the "Investor"), pursuant to which, subject to the satisfaction of certain conditions, the Company could have received up to an aggregate of $30,000,000 over a 36-month period. The Company terminated the Equity Line as of December 9, 1998. As of the termination date, the Company had received a total of $5,350,000 for which the Company issued 1,358,838 shares of common stock. In connection with the Equity Line, the Company issued to the Investor a four-year warrant to purchase 50,000 shares of the common stock at an exercise price of $7.5375 per share (180% of closing sales price of common stock at the time of issuance). In addition, the Company is required to issue to the Investor an additional four-year warrant to purchase 54,000 shares of common stock (representing 5,000 shares for each $500,000 of common stock purchased by the Investor under the Equity Line during calendar
         1998). The exercise price of such additional warrant is $7.087 per share (180% of the weighted average purchase price of the common stock purchased by the Investor during the year).

         On December 9, 1998, the Company completed a private placement of 1,250 shares of 4% Series F Convertible Preferred Stock (the "Series F Stock") to several institutional investors and received net proceeds of approximately $12,330,000, after payment or

                               IMMUNOMEDICS, INC.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

         accrual of approximately $170,000 of expenses. The Series F Stock is convertible at the option of the investors, in whole or in part, beginning on June 8, 1999, subject to acceleration in certain instances. The number of shares of common stock issuable upon conversion of each share of Series F Stock will be determined by dividing the stated value of $10,000 plus an accretion of 4% per annum, by the conversion price then in effect. The conversion price for the Series F Stock generally will be the lesser of (a) 125% of the average market price on June 6, 1999 and (b) the average closing bid price of the Company's common stock during a specified period prior to conversion. The Series F Stock is redeemable under certain circumstances and, under certain other circumstances, the Company may be required to pay penalties and/or adjust the conversion price of the Series F Stock. If the Company were required to redeem the Series F Stock or make the penalty payments, it may not have the financial ability to make such payments. Even if the Company did have the financial ability to redeem the Series F Stock or pay the required penalties, such payment could significantly and adversely affect its financial condition and deplete its cash resources.

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

         On November 28, 1997, the Company was awarded $1,800,000, including interest, from its arbitration claim against Pharmacia Inc. for breach of contract and fiduciary duty arising out of the license agreement with a predecessor of Pharmacia Inc.
         that had been terminated in 1995.

         Effective as of April 6, 1998, the Company appointed a subsidiary of Bergen Brunswig Specialty Corporation as a non-exclusive distributor of CEA-Scan in the U.S. Such subsidiary (currently Integrated Commercialization Solutions, Inc.) serves as an agent of the Company in providing product support services, including customer service, order management, distribution, invoicing and collection.

         The Company received $300,000 in final settlement of all claims between the Company and Mallinckrodt, Inc. and its affiliate under the prior distribution agreements, which were terminated in April 1998.

(9)      Commitments and Contingencies

         In February 1994, the Company entered into a master lease agreement, which was

                               IMMUNOMEDICS, INC.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

         development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement are determined based on current market rates of interest at the inception of each equipment schedule take-down, and are payable in monthly installments over a four-year period. The lease agreement contains an early purchase option, at an amount which is deemed to be fair value. As of December 31, 1998, the Company exercised early purchase options on all equipment leased under the master lease agreement. The Company has recorded lease expense for the three and six months ended December 31, 1998 of $26,943 and $109,273, respectively.

(10)     Debt

         On October 28, 1998, the Company entered into an Equipment Financing Agreement with the New England Capital Corporation, pursuant to which the Company has received $450,000, at the interest rate of 10.12% per annum, to be repaid over a 36-month period. The proceeds of such financing were used to exercise the early purchase options for the equipment leased through the master lease agreement detailed above. The financing is secured by various equipment and an irrevocable letter of credit in the amount of $225,000. The letter of credit is collateralized by a cash deposit of an equivalent amount which is included in "Other Long Term Assets" on the accompanying balance sheet. At December 31, 1998, the Company's indebtedness under the Agreement was $428,216.

(11)     Reclassification

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

On February 14, 1997, the Company was granted regulatory approval by the European Commission to market LeukoScan(R), an in vivo infectious disease diagnostic imaging product, in all 15 countries which are members of the European Union, for the detection and diagnosis of osteomyelitis (bone infection) in long bones and in diabetic foot ulcer patients. On December 19, 1996, the Company filed a Biologics License Application for LeukoScan with the FDA for the same indication approved in Europe, plus an additional indication for the diagnosis of acute, atypical appendicitis. As part of the review process, the Company is in discussions with the FDA to address their comments regarding the adequacy of the Company's data to support final approval for these indications. The Company is confident that it can bring these discussions with the FDA to successful and timely closure. In the meantime, the Company is continuing to implement its plans for market introduction, and is working diligently on preparation to bring this new product to the U.S. marketplace. As with all filings, there can be no assurance that regulatory approval for such indications will be received.

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

Results of Operations

Revenues for the six-month period ended December 31, 1998 were $3,950,000 as compared to $4,911,000 for the same period in 1997, representing a decrease of $961,000. Product sales for the six-month period ended December 31, 1998 increased by $1,386,000 as compared to the same period of 1997, mainly due to increased market acceptance of CEA-Scan and LeukoScan. Research and development revenue for the six-month period ended December 31, 1998 decreased by $678,000 as compared to same period of 1997, primarily due to the recognition of previously deferred revenue received from Pharmacia Inc. and lower grant revenue of $106,000. Interest and other income for the six-month period ended December 31, 1998 decreased by $1,666,000. Interest income decreased by $147,000 due to less cash available for investments. Other income decreased by $1,519,000 primarily due to the receipt, in November 1997, of an arbitration award of $1,819,000 including interest from its dispute with Pharmacia Inc. The decrease in other income was offset in part by the receipt of $300,000 in final settlement of all claims between the Company and Mallinckrodt, Inc. and its affiliate under the prior distribution agreements, which were terminated in April 1998.

Revenues for the three-month period ended December 31, 1998 were $2,107,000 as compared to $3,611,000 for the same period in 1997, representing a decrease of $1,504,000. Product sales for the three-month period ended December 31, 1998 increased by $690,000 as compared to the same period of 1997, mainly due to increased market acceptance of CEA-Scan and LeukoScan. Research and development revenue for the three-month period ended December 31, 1998 decreased by $619,000 as compared to same period of 1997, primarily due to the recognition of previously deferred revenue received from Pharmacia Inc., and lower grant revenue of $39,000. Interest and other income for the three-month period ended December 31, 1998 decreased by $1,574,000. Interest income decreased by $55,000 due to less cash available for investments. Other income decreased by $1,519,000 primarily due to the receipt, in November 1997, of an arbitration award of $1,819,000 including interest from its dispute with Pharmacia Inc. The decrease on other income was offset in part by the receipt of $300,000 in final settlement of all claims between the Company and Mallinckrodt, Inc. and its affiliate under the prior distribution agreements, which were terminated in April 1998.

Total operating expenses for the six-month period ended December 31, 1998 were $9,547,000 as compared to $9,967,000 for the same period in 1997, representing a decrease of $420,000. Research and development costs for the six-month period ended December 31, 1998 decreased by $996,000 as compared to the same period in 1997, primarily due to a decrease in the level of expenditures required to obtain validation of the Company's manufacturing facility Cost of goods sold for the three and six months ended December 31, 1998 increased as a result of increased product sales. However, the decrease in costs of goods sold as a percentage of product sales reflects the benefit of product sales from inventory which was previously expensed by the Company prior to receiving product approval. Sales and marketing expenses for the six-month period ended December 31, 1998 increased by $751,000, primarily due to an increase in personnel associated with the Company's full-time oncology sales force in U.S. and increased operating expenses for Immunomedics Europe as compared to the same period of 1997. General and administrative costs for the six-month period ended December 31, 1998 decreased by $243,000 as compared to the same period in 1997, primarily due to reduced legal costs as a result of the conclusion of the Pharmacia arbitration in November 1997.

Total operating expenses for the three-month period ended December 31, 1998 were $4,775,000 as compared to $5,235,000 for the same period in 1997, representing a decrease of $460,000. Research and development costs for the three-month period ended December 31, 1998 decreased by $601,000 as compared to the same period in 1997, primarily due to a decrease in the level of expenditures required to obtain validation of the Company's manufacturing facility. Sales and marketing expenses for the three-month period ended December 31, 1998 increased by $257,000, primarily due to an increase in personnel associated with the Company's full-time oncology sales force in U.S. and increased operating expenses for Immunomedics Europe as compared to the same period of 1997. General and administrative costs for the three-month period ended December 31, 1998 decreased by $142,000 as compared to the same period in 1997, primarily due to reduced legal costs as a result of the conclusion of the Pharmacia arbitration in November 1997.

Net loss for the six-month period ended December 31, 1998 was $5,597,000, or $0.15 per share, as compared to a loss of $5,055,000, or $0.14 per share, for the same period in 1997. The higher net loss of $542,000 in 1998 as compared to 1997 primarily resulted from lower revenues, partially offset by reduced operating expenses, as discussed above. In addition, the net loss per share for the six-month period ended December 31, 1998 was positively impacted by the higher weighted average number of common shares outstanding for this period, as compared to the same period in 1997. The increase in the weighted average number of common shares outstanding was primarily due to the conversion of Company's Series D Preferred Stock (which was fully converted as of June 30, 1998) and the issuance of common stock pursuant to the Company's Structured Equity Line
Flexible Financing Agreement (see Note 7 to Unaudited Condensed Consolidated Financial Statements).

Net loss for the three-month period ended December 31, 1998 was $2,688,000, or $0.07 per share, as compared to a loss of $1,625,000, or $0.04 per share, for the same period in 1997. The higher net loss of $1,043,000 in 1998 as compared to 1997 primarily resulted from lower revenues, partially offset by reduced operating expenses, as discussed above. In addition, the net loss per share for the three-month period ended December 31, 1998 was positively impacted by the higher weighted average number of common shares outstanding for this period, as compared to the same period in 1997. The increase in the weighted average number of common shares outstanding was primarily due to the conversion of Company's Series D Preferred Stock (which was fully converted as of June 30, 1998) and the issuance of common stock pursuant to the Company's Structured Equity Line
Flexible Financing Agreement (see Note 7 to Unaudited Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

At December 31, 1998, the Company had working capital of $13,047,000, which represents an increase of $7,581,000 from June 30, 1998. The net increase in working capital resulted primarily from the Company's December 1998 private placement offset by funding of operating expenses and capital expenditures.

In February 1994, the Company entered into a master lease agreement, which was subsequently amended, pursuant to which the Company may lease equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement are determined based on current market rates of interest at the inception of each equipment schedule take-down, and are payable in monthly installments over a four-year period. The lease agreement contains an early purchase option, at an amount which is deemed to be fair value. As of December 31, 1998, the Company exercised early purchase options on all equipment leased under the master lease agreement. The Company has recorded lease expense for the three and six months ended December 31, 1998 of $26,943 and $109,273, respectively (see Note 9 to Unaudited Condensed Consolidated Financial Statements).

On October 28, 1998, the Company entered into an Equipment Financing Agreement with the New England Capital Corporation, pursuant to which the Company has received $450,000, to be repaid over a 36-month period. The proceeds of such financing were used to exercise the early purchase options for the equipment leased through the master lease agreement detailed above. The financing is secured by various used equipment and an irrevocable letter of credit in the amount of $225,000. The letter of credit is collateralized by a cash deposit of an equivalent amount.

The Company's liquid asset position, measured by its cash, cash equivalents and marketable securities, was $14,375,000 at December 31, 1998, representing an increase of $6,792,000 from June 30, 1998. This increase was primarily attributable to the Company's December 1998 private placement of the Series F Stock financing which raised net proceeds of approximately $12,300,000, offset by the funding of operating expenses and capital expenditures as discussed above. It is anticipated that working capital and cash, cash equivalents and marketable securities will decrease during the remainder of fiscal year 1999 as a result of planned operating and capital expenditures. At present, the Company believes that its projected financial resources will be sufficient to fund anticipated operating expenses and capital expenditures through calendar year 1999. However, the Company believes that it will require additional financial resources by the beginning of calendar year 2000 in order for it to continue its budgeted levels of research and development and clinical trials of its proposed products and regulatory filings for new indications of existing products. The Company has commenced the planning process to raise such funds and anticipates that such funds should be available through a private placement of securities or other financing alternatives. However, there can be no assurance that any such additional funds will be available upon terms acceptable to the Company, or at all. The failure to obtain such terms on a timely basis would have a material adverse effect on the Company.

In addition, the Company intends to supplement its financial resources from time to time as market conditions permit through additional financing and through collaborative marketing and distribution agreements. Also, the Company continues to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of its proprietary technology. At the present time, the Company is unable to determine whether any of these future activities will be successful and if so, the terms and timing of any definitive agreements.

On December 9, 1998, the Company completed a private placement of 1,250 shares of 4% Series F Convertible Preferred Stock (the "Series F Stock") to several institutional investors and received net proceeds of approximately $12,330,000, after payment or accrual or approximately $170,000 of expenses. The Series F Stock is convertible at the option of the investors, in whole or in part, beginning on June 8, 1999, subject to acceleration in certain instances. The number of shares of common stock issuable upon conversion of each share of Series F Stock will be determined by dividing the stated value of $10,000 plus an accretion of 4% per annum, by the conversion price then in effect. The conversion price for the Series F Stock generally will be the lesser of (a) 125% of the average market price on June 6, 1999 and (b) the average closing bid price of the Company's common stock during a specified period prior to conversion. The Series F Stock is redeemable under certain circumstances and, under certain other circumstances, the Company may be required to pay penalties and/or adjust the conversion price of the Series F Stock. If the Company were required to redeem the Series F Stock or make the penalty payments, it may not have the financial ability to make such payments. Even if the Company did have the financial ability to redeem the Series F Stock or pay the required penalties, such payment could significantly and adversely affect its financial condition and deplete its cash resources. For more information with respect to the Series F Stock, see Item 2 "Changes in Securities and Use of Proceeds."

On December 23, 1997, the Company entered into a Structured Equity Line Flexible Financing Agreement (the "Equity Line") with an investor (the "Investor"), pursuant to which, subject to the satisfaction of certain conditions, the Company could have received up to an aggregate of $30,000,000 over a 36-month period. The Company terminated the Equity Line as of December 9, 1998. As of the termination date, the Company had received a total of $5,350,000 for which the Company issued 1,358,838 shares of common stock.

Impact of Year 2000

The Company is in the process of conducting a review of its business systems, including its computer systems and manufacturing equipment, and has sent written inquiries to its customers, distributors and vendors as to their progress in identifying and addressing problems that their systems may face in correctly interpreting and processing date information as the year 2000 approaches and is reached. This review is expected to be complete by March 1999. Based on this review, the Company will implement a plan to achieve year 2000 compliance. The Company believes that it will achieve year 2000 compliance in a manner which will be non-disruptive to its operations. In addition, the Company has commenced work on various types of contingency planning to address potential problem areas with internal systems, suppliers and other third parties. Year 2000 compliance should not have a material adverse effect on the Company, including the Company's financial condition, results of operations or cash flow. The Company has incurred approximately $50,000 of costs to date related to year 2000. The Company estimates the cost of its year 2000 efforts to be approximately $250,000. The total cost estimate is based on management's current assessment and is subject to change.

However, the Company may encounter problems with supplier and/or revenue sources which could adversely affect the Company's financial condition, results of operations or cash flow. The Company cannot accurately predict the occurrence and/or outcome of any such problems, nor can the dollar amount of such problems be estimated. In addition, there can be no assurance that the failure to ensure year 2000 compliance by a third party would not have a material adverse effect on the Company.

Part II - Other Information
Item 2.           Changes in Securities and Use of Proceeds

On December 9, 1998, the Company completed a private placement of 1,250 shares of its Series F Stock, par value $.01 per share, to several institutional investors (the "Investors") and received gross proceeds of $12,500,000.

Each share of Series F Stock has an initial stated value of $10,000, which increases at the rate of 4% per annum (such amount, as increased from time to time, the "Liquidation Value"). The Series F Stock is convertible, in whole or in part at the option of the holder, beginning on June 8, 1999, subject to acceleration in certain instances, into such number of shares of the Company's common stock, par value $.01 per share (the "Common Stock") as is determined by dividing the Liquidation Value by the conversion price then in effect. The conversion price generally is equal to (a) the Variable Conversion Price (as defined below), if such Variable Conversion Price is less than the Trigger Price (as defined below), (b) the Trigger Price, if the Variable Conversion Price is equal to or greater than the Trigger Price and less than 150% of the Trigger Price or (c) the Trigger Price plus one-half of the amount, if any, by which the Variable Conversion Price exceeds 150% of the Trigger Price, if the Variable Conversion Price is greater that 150% of the Trigger Price. The "Trigger Price" is equal to 125% of the Initial Fixed Price. The "Initial Fixed Price" is equal to the average closing bid price of the Common Stock during the 20 trading days ending June 6, 1999. The "Variable Conversion Price" is equal to the average of the 15 lowest closing bid prices for the Common Stock during the 45 trading days preceding a conversion date.

To the extent that the Series F Stock would be convertible at a price less than 90% of the Initial Fixed Price, the Investors have agreed to certain restrictions on the number of shares of Series F Stock that can be converted during the first several months after the Series F Stock becomes convertible. Any shares of Series F Stock outstanding on December 9, 2003 will automatically be converted into Common Stock.

Subject to certain conditions and limitations, including that the Variable Conversion Price has been at least equal to 125% of the Trigger Price for a specified period of time, the Company, during the 90-day period commencing on December 1, 1999 may, at its option, require the Investors to purchase up to an additional 750 shares ($7,500,000) of Series F Stock. Under certain circumstances and at certain prices, the Company may elect to redeem any shares of Series F Stock and under certain circumstances may require the Investors to convert their Series F Stock. The Company has granted the Investors certain participation rights if the Company issues any future floating rate convertible securities.

Upon the occurrence of a Major Transaction (as defined in Section (3)(c) of the Amended Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock (the "Certificate of Designations")), a Trigger Event (as defined in Section (3)(d) of the Certificate of Designations), or the delisting of the Common Stock from the Nasdaq National Market other than as a result of the limitations imposed by the Exchange Cap (as defined below), the Investors may require the Company to redeem the Series F Stock at a price per share (the "Redemption Price") equal to the greater of (i) 125% of the Liquidation Value and (ii) the value of the Common Stock issuable upon conversion of the Series F Stock.

Notwithstanding the foregoing, under the circumstances set forth below in lieu of permitting the holders of the Series F Stock to require the Company to redeem their Series F Stock, the Company may elect the following:

         (a) if, despite the best efforts of the Company, the registration statement (the "Registration Statement") under the Securities Act of 1933 covering the resale by the investors of the Common Stock issuable upon conversion of the Series F Stock is not declared effective on or before May 8, 1999; then the Company, at its option, may (x) redeem the Series F Stock at the Redemption Price or (y) pay a penalty equal to 1% of the Liquidation Value per day (the "Redemption Penalty") and readjust the Initial Fixed Price to 80% of the lowest Variable Conversion Price during the period commencing the 150th day after closing and ending on the day the Registration Statement is declared effective.

         (b) if, after the Registration Statement becomes effective and despite the best efforts of the Company to keep it available for use by the Investor; such Registration Statement ceases to be available for more than 10 consecutive days, then the Company, at its option, may (x) redeem the Series F Stock at the Redemption Price or (y) pay the Redemption Penalty and readjust the Initial Fixed Price to 80% of the lowest Variable Conversion Price during the period commencing on the day the Registration Statement became unavailable and ending on the day the Registration Statement is again available for use.

         (c) if the Common Stock is delisted from the Nasdaq National Market (other than as a result of a voluntary delisting by the Company as a result of the Exchange Cap; then the Company, at its option, may (x) redeem the Series F Stock at the Redemption Price or (y) readjust the Initial Fixed Price to 68.5% of the lowest Variable Conversion Price during the period commencing on the date of delisting and continuing for 45 days thereafter or (z) pay the Redemption Penalty.

         (d) if a purchase, tender or exchange offer is accepted by holders of more than a specified percentage of the Common Stock which was not approved or recommended by the Board of Directors of the Company or a proxy or consent solicitation is made which results in consolidation, merger or other business combination where such proxy or consent solicitation was not approved or recommended by the Board of Directors of the Company; then the Company may (x) redeem the Preferred Shares at the Liquidation Value or (y) readjust the Initial Fixed Price to 80% of the lower of (A) the lowest Variable Conversion Price during the period beginning on the date such offers or solicitation is announced and ending on the date such offer or solicitation is consummated, abandoned or terminated or (B) the Initial Fixed Price then in effect or (z) pay the Redemption Penalty.

The Company is not required to pay the Redemption Penalty, in the aggregate, for more than 15 days (or 10 days in the case of the events set forth in clause (d) above) in any 365-day period.

The Company also has agreed to hold a Special Meeting of Stockholders on or before March 24, 1999, to seek approval of the issuance of any shares upon conversion of the Series F Stock in excess of 20% of the number of outstanding shares of Common Stock on December 9, 1998 (i.e., 7,577,617 in accordance with the rules and The Nasdaq Market, Inc. (the "Exchange Cap"). Approval of the proposal will only require a majority of the shares voting in person or by proxy at the Special Meeting of Stockholders. Dr. Goldenberg, certain members of his family and certain executive officers of the Company, holding in the aggregate approximately 30% of the currently outstanding Common Stock have agreed to vote their shares in favor of such proposal. Such persons also have agreed not to dispose of shares constituting approximately 27% of the currently outstanding shares of Common Stock prior to such stockholders meeting. The Company has agreed, among other things, to the payment of certain penalties if the Special Meeting is not held on or before March 24, 1999 or if the proposal is not approved by stockholders. The Investors have agreed that if they engage in short sales transactions or other hedging activities during the 45 trading days immediately preceding a Conversion Date (the "Pricing Period") which involve, among other things, sales of shares of Common Stock, the Investors will place their sale orders for common stock in the course of such activities so as not to complete or effect any such sale on any trading day during the Pricing Period at a price which is lower than the lowest sale effected on such day by persons other than such Investor and its affiliates. The Investors also have agreed not to enter into any short sales or other hedging activities which involve, among other things, sales of shares of Common Stock, during the 25 trading days ending June 7, 1999 (the date on which the Initial Fixed Price is determined).

The Company has agreed to cause the Registration Statement to become effective on or before April 8, 1999 and to maintain effectiveness (subject to certain penalties for non-compliance in addition to the penalties set forth above), of the Registration Statement. The Company has agreed to reimburse the Investors for their expenses in connection with their investment in the Series F Stock and the preparation of the Registration Statement, up to a maximum of $50,000.

The offer and sale of the Series F Stock and the common stock issuable upon conversion thereof was made pursuant to the exemption from registration provided Regulation D under the Securities Act of 1933.

The foregoing summaries of agreements are necessarily incomplete and selective, and are qualified in their entirety by reference to the agreements summarized, each of which is incorporated herein as an exhibit.

Item   6.         Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  3.1(n) Amended Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of Immunomedics, Inc.[a]

                  10.19    Securities  Purchase  Agreement,  dated  December  9,
                           1998,  by  and  among  Immunomedics,   Inc.  and  the
                           Investors.[a]

                  10.20 Registration Rights Agreement by and among dated December 9, 1998, by and among Immunomedics, Inc. and the Investors.[a]

                  27       Financial Data Schedule

                           [a] Incorporated by reference from the exhibits to the Company's Current Report on Form 8-K, dated December 15, 1998

                 (b)       Reports on Form 8-K

                           The Company filed a Current Report on Form 8-K on December 15, 1998, responding to Item 5. - "Other Events."

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                              IMMUNOMEDICS, INC.
                                                                    (Registrant)




DATE: February 12, 1999                                  /s/ Robert J. DeLuccia
                                                         -----------------------
                                                         Robert J. DeLuccia,
                                                         President and
                                                         Chief Executive Officer
                                                         (Principal Executive
                                                         Officer)









DATE: February 12, 1999                                  /s/ Kevin F.X. Brophy
                                                         -----------------------
                                                         Kevin F.X. Brophy,
                                                         Vice President, Finance
                                                         & Administration
                                                         (Principal Financial
                                                         and Accounting Officer)