Form 10-Q
period 1999-03-31
IMMUNOMEDICS INC
filed 1999-05-14
CIK 722830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended March 31, 1999

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

As of May 14, 1999, there were 37,888,090 shares of the registrant's common stock outstanding.

                               IMMUNOMEDICS, INC.

                                      INDEX

                                                                        Page No.

PART I -  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets -                               3
         March 31, 1999 and June 30, 1998

         Condensed Consolidated Statements of Operations
         and Comprehensive Loss-                                               4
         three and nine months ended March 31, 1999 and 1998

         Condensed Consolidated Statements of Cash Flows -                     5
         nine months ended March 31, 1999 and 1998

         Notes to Condensed Consolidated Financial Statements -                6
         March 31, 1999

Item 2.  Management's Discussion and Analysis of                              12
         Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 6.  Exhibits and Reports on Form 8-K                                     18


SIGNATURES                                                                    19


                               IMMUNOMEDICS, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                                          March 31,                June 30,
                                                                             1999                    1998
                                                                      -------------------      ------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                              $  4,448,408               7,568,147
     Marketable securities                                                     6,904,604                  14,845
     Accounts receivable                                                       1,450,276               1,039,477
     Inventory                                                                   888,086                 913,927
     Other current assets                                                        621,454                 345,491
                                                                      -------------------      ------------------
          Total current assets                                                14,312,828               9,881,887

Property and equipment, net of accumulated
   depreciation of $6,580,000 and $5,815,000 at
   March 31, 1999  and June 30, 1998, respectively                             4,997,825               5,059,935

Other long-term assets                                                           225,000                       -
                                                                      ===================      ==================
                                                                            $ 19,535,653              14,941,822
                                                                      ===================      ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of debt                                                $    140,388                       -
     Accounts payable                                                          1,973,354               1,831,458
     Other current liabilities                                                 1,995,843               2,584,769
                                                                      -------------------      ------------------
          Total current liabilities                                            4,109,585               4,416,227
                                                                      -------------------      ------------------

Long-Term Debt                                                                   265,697                       -

Minority Interest                                                                182,000                       -

Commitments and Contingencies
Stockholders' Equity:
     Preferred stock; $.01 par value,  authorized  10,000,000  shares;  Series F convertible, authorized 2,000 shares; issued and outstanding 1,250 and
          0  shares  at  March  31,  1999  and  June  30,   1998,   respectively
          (Liquidation preference aggregating $12,656,944 and $0
          at March 31, 1999 and June 30, 1998,  respectively)                         13                       -
     Common stock; $.01 par value, authorized 70,000,000 shares;
          issued and outstanding 37,888,090 and 37,586,087 shares
          at March 31, 1999 and June 30, 1998,  respectively                     378,881                 375,861
     Capital contributed in excess of par                                    111,184,495              97,987,728
     Accumulated deficit                                                     (96,561,618)            (87,837,979)
     Other comprehensive loss                                                    (23,400)                    (15)
                                                                      -------------------      ------------------
          Total stockholders' equity                                          14,978,371              10,525,595
                                                                      -------------------      ------------------

                                                                            $ 19,535,653              14,941,822
                                                                      ===================      ==================

See accompanying notes to condensed  consolidated financial statements.



                               IMMUNOMEDICS, INC.
     Condensed Consolidated Statements of Operations and Comprehensive Loss
                                   (Unaudited)



                                                             Three Months Ended                  Nine Months Ended
                                                                 March 31,                             March 31,
                                                         1999              1998                1999               1998
                                                    ---------------  -----------------   ----------------   ----------------
REVENUES:
     Product sales                                    $  1,587,298            998,756        $ 4,833,156          2,858,553
     Royalties and license fee                               2,598              1,347             13,202             14,401
     Research and development                               46,934            160,638            275,356          1,067,223
     Interest and other                                    174,551             99,129            639,849          2,230,913
                                                    ---------------  -----------------   ----------------   ----------------
               Total revenues                            1,811,381          1,259,870          5,761,563          6,171,090
                                                    ---------------  -----------------   ----------------   ----------------

COSTS AND EXPENSES:
     Cost of goods sold                                     46,100             77,758            184,528            147,180
     Research and development                            2,591,412          2,806,298          7,727,929          8,939,145
     Sales and marketing                                 1,658,310          1,216,880          4,932,122          3,739,480
     General and administrative                            642,329            495,029          1,640,623          1,736,814
                                                    ---------------  -----------------   ----------------   ----------------
               Total expenses                            4,938,151          4,595,965         14,485,202         14,562,619
                                                    ---------------  -----------------   ----------------   ----------------
Net loss                                              $ (3,126,770)        (3,336,095)        (8,723,639)        (8,391,529)
                                                    ---------------  -----------------   ----------------   ----------------
Preferred stock dividends ( including
   assumed incremental yield attributable to
   a beneficial conversion feature of $79,050
   and $0 for the three and nine months ended
   March 31, 1999 and 1998, respectively.)                 204,050                  -            235,994                  -
                                                    ---------------  -----------------   ----------------   ----------------
Net loss to common shareholders                        $(3,330,820)        (3,336,095)      $ (8,959,633)        (8,391,529)
                                                    ===============  =================   ================   ================

OTHER COMPREHENSIVE LOSS:
     Net loss                                           (3,126,770)        (3,336,095)        (8,723,639)        (8,391,529)
     Unrealized gain / (loss)  on securities
     available for sale                                          -                (36)                15               (102)
     Unrealized loss on foreign exchange                    (6,374)                 -            (23,400)                 -
                                                    ---------------  -----------------   ----------------   ----------------
               Total other comprehensive loss               (6,374)               (36)           (23,385)              (102)
                                                    ---------------  -----------------   ----------------   ----------------
Comprehensive loss                                    $ (3,133,144)        (3,336,131)      $ (8,747,024)        (8,391,631)
                                                    ===============  =================   ================   ================
Net loss per basic and diluted common share           $      (0.09)             (0.09)           $ (0.24)             (0.23)
                                                    ===============  ====================================   ================
Weighted average number of
   shares outstanding                                   37,888,090         36,448,634         37,747,267         36,378,635
                                                    ===============  =================   ================   ================




     See accompanying notes to condensed consolidated financial statements.
                                  Page 4 of 19



                               IMMUNOMEDICS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                       Nine Months Ended
                                                                           March 31,
                                                                1999                      1998
                                                           ----------------          ----------------
Cash flows from operating activities:

      Net loss                                                 $(8,723,639)               (8,391,529)

Adjustments to reconcile net loss to net cash used in operating activities:

      Minority interest                                            182,000                         -
      Depreciation and amortization                                770,117                   716,864
      Changes in operating assets and liabilities               (1,107,951)               (1,028,129)
      Unrealized loss on foreign exchange                          (23,400)                        -
                                                           ----------------          ----------------

          Net cash used in operating activities                 (8,902,873)               (8,702,794)
                                                           ----------------          ----------------

Cash flows from investing activities:

     Purchase of marketable securities                          (9,864,477)              (10,345,629)
     Proceeds from maturities of marketable securities           2,974,733                17,776,816
     Additions to property and equipment                          (708,007)                 (208,040)
                                                           ----------------          ----------------

          Net cash provided by / (used in) investing activities (7,597,751)                7,223,147
                                                           ----------------          ----------------

Cash flows from financing activities:

     Issuance of preferred stock, net                           12,349,800                         -
     Issuance of common stock, net                                 850,000                 1,482,500
     Deposits - cash collateral                                   (225,000)                        -
     Proceeds from debt                                            450,000                         -
     Payments of debt                                              (43,915)                        -
     Exercise of stock options                                           -                   164,813
                                                           ----------------          ----------------

          Net cash provided by  investing activities            13,380,885                 1,647,313
                                                           ----------------          ----------------

Increase / (decrease) in cash and cash equivalents              (3,119,739)                  167,666

Cash and cash equivalents at beginning of period                 7,568,147                 6,013,355
                                                           ----------------          ----------------

Cash and cash equivalents at end of period                     $ 4,448,408                 6,181,021
                                                           ================          ================



     See accompanying notes to condensed consolidated financial statements.



                               IMMUNOMEDICS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Immunomedics, Inc. and subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date. Operating results for the nine-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

         For further information, refer to the annual financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1998.

(2)      Cash Equivalents and Marketable Securities

         The Company considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents. Included in other current assets at March 31, 1999 and June 30, 1998 is accrued interest earned on cash equivalents and marketable securities of $57,000 and $24,000, respectively.

(3)      Income Taxes

         The Company has never made payments of Federal or State income taxes and does not anticipate generating book income in fiscal 1999; therefore, no income taxes have been reflected for the nine-month period ended March 31, 1999.

(4)      Net Loss Per Share

         Basic loss per share is based on net loss for the relevant period adjusted for cumulative Series F Preferred Stock dividends, divided by the weighted average number of common shares outstanding during the period. The accretion of the 4% annual increase in stated value of the Series F Preferred Stock plus the incremental yield of the conversion discount in the amount of $204,050 and $235,994 for the three and nine months ended March 31, 1999, respectively, increased the net loss attributable to common shareholders to $3,330,820 and $8,959,633, respectively.

                               IMMUNOMEDICS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

         Diluted loss per share is based on net loss for the relevant period adjusted for cumulative Series F Preferred Stock dividends, divided by the weighted average number of common shares outstanding during the period. Common share equivalents, such as outstanding stock options, and common stock issuable upon conversion of the Series F Preferred Stock are not included in the computations since the effect would be antidilutive.

(5)      Comprehensive Income

         On July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. In accordance with SFAS 130, the Company has
         displayed   the   components  of  "Other   comprehensive   income"  and
         "Comprehensive loss" in the accompanying Financial Statements. All prior-period data include the requirements of SFAS No. 130.

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

         On December 23, 1997, the Company entered into a Structured Equity Line Flexible Financing Agreement (the "Equity Line") with an investor (the "Investor"), pursuant to which, subject to the satisfaction of certain conditions, the Company could have received up to an aggregate of $30,000,000 over a 36-month period. The Company terminated the Equity Line as of December 9, 1998. As of the termination date, the Company had received a total of $5,350,000 for which the Company issued 1,358,838 shares of common stock. In connection with the Equity Line, the Company issued to the Investor

                               IMMUNOMEDICS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

         (a) a four-year warrant to purchase 50,000 shares of the common stock at an exercise price of $7.5375 per share (180% of closing sales price of common stock at the time of issuance) and (b) an additional four-year warrant to purchase 54,000 shares of common stock (representing 5,000 shares for each $500,000 of common stock purchased by the Investor under the Equity Line during calendar 1998) at an exercise price of $7.087 per share (180% of the weighted average purchase price of the common stock purchased by the Investor during the year). The Company terminated the Equity Line, effective as of December 9, 1998.

         On December 9, 1998, the Company completed a private placement of 1,250 shares of 4% Series F Convertible Preferred Stock (the "Series F Stock") to several institutional investors and received net proceeds of approximately $12,330,000, after payment or accrual of approximately $170,000 of expenses. The Series F Stock is convertible at the option of the investors, in whole or in part, beginning on June 8, 1999, subject to acceleration in certain instances. The number of shares of common stock issuable upon conversion of each share of Series F Stock will be determined by dividing the stated value of $10,000 plus an accretion of 4% per annum, by the conversion price then in effect. The conversion price for the Series F Stock generally will be the lesser of
         (a) 125% of the average market price on June 6, 1999 and (b) the average closing bid price of the Company's common stock during a specified period prior to conversion. The Series F Stock is redeemable under certain circumstances and, under certain other circumstances, the Company may be required to pay penalties and/or adjust the conversion price of the Series F Stock. If the Company were required to redeem the Series F Stock or make the penalty payments, such payments could significantly and adversely affect it's financial condition and deplete its cash resources. In accordance with the terms of the Series F Preferred Stock, the Company is required to recognize a assumed incremental yield of $127,500 (calculated at the date of issuance and based on a beneficial conversion feature). Such amount is being.
         amortized as a preferred stock dividend over a six month period beginning with the date of issuance. Accrued dividends payable were $156,944 at March 31, 1999. Additionally, the Company has recognized an incremental yield attributable to a beneficial conversion feature of $79,050 at March 31, 1999.

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

                               IMMUNOMEDICS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

         On December 21, 1998, the Company received $300,000 in final settlement of all claims between the Company and Mallinckrodt, Inc. and its affiliate under the prior distribution agreements, which were terminated in April 1998.

         Pursuant to the terms of a previously announced letter of intent, IMG Technology, LLC ("IMG"), an 80% owned subsidiary of the Company, formed a joint venture with Coulter Corporation ("Coulter") for the purpose of developing targeted cancer therapeutics. The joint venture, known as IBC Pharmaceuticals, LLC ("IBC"), was organized as a Delaware limited liability company. On March 5, 1999, the Company contributed to IBC, on behalf of IMG, certain rights to its proprietary humanized antibodies against the cancer marker carcinoembryonic antigen (which had a carrying value of zero), which is used in its CEA-Cide(tm) therapeutic, and Coulter contributed to IBC certain rights to its bispecific targeting technology called the "Affinity Enhancement System" or AES. The Company assigned its rights pursuant to the terms of a license agreement with IBC dated March 5, 1999 in exchange for the grant to IMG of its interest in IBC ("Immunomedics License Agreement"). Coulter received its interest in IBC in exchange for its contribution. The license granted to IBC is a worldwide, royalty free, exclusive license which is limited to the "IBC Field" with respect to the "Immunomedics Patent Property" and the "Immunomedics Biotechnology Assets," as those terms are defined in Section 1 of the Immunomedics License Agreement. Additionally on March 5, 1999, several investors contributed $3,000,000 to IBC in exchange for a 7% interest in the venture, resulting in a corresponding reduction of IMG's and Coulter's interests in IBC to 49.55% and 43.45% respectively. Coulter, IMG and the investors entered into an operating agreement (the "IBC Operating Agreement") which establishes the rights and obligations of the respective members. Under the terms of the IBC Operating Agreement, neither

                               IMMUNOMEDICS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

         IMG nor Coulter may sell any portion of its interest in IBC without first providing the other with a right of first refusal with respect to such sale, provided that after a public offering of IBC securities, IMG and Coulter will be permitted to sell up to 20% of their respective interests in IBC free of such right of first refusal. IMG is a Delaware limited liability company owned 80% by the Company and 20% by Dr. David Goldenberg. Dr. Goldenberg, who is the Chairman of the Board of the Company, received his interest pursuant to the terms of his employment agreement with the Company. IMG is intended to be a single purpose entity, its sole asset being its interest in IBC. Dr. Goldenberg and IMG have entered into an operating agreement (the "IMG Operating Agreement") which establishes their relative rights and obligations. In connection with Dr. Goldenberg's receipt of an interest in IMG, the Company recognized $182,000 of compensation expense, based on fair value of technology transferred, and has reflected his interest as a minority interest on the financial statements.

(9)      Commitments and Contingencies

         In February 1994, the Company entered into a master lease agreement pursuant to which the Company leased equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement were determined based on current market rates of interest at the inception of each equipment schedule take-down, and were payable in monthly installments over a four-year period. The lease agreement contained an early purchase option, at an amount which was deemed to be fair value. As of December 31, 1998, the Company has exercised early purchase options on all equipment leased under the master lease agreement. The Company has recorded lease expense for the three and nine months ended March 31, 1999 of $0 and $109,273, respectively. The lease was terminated as of December 31, 1998.

(10)     Debt

         On October 28, 1998, the Company entered into an Equipment Financing Agreement with the New England Capital Corporation, pursuant to which the Company has received $450,000, at the interest rate of 10.12% per annum, to be repaid over a 36-month period. The proceeds of such financing were used to exercise the early purchase options for the equipment leased through the master lease agreement detailed above. The financing is secured by various equipment and an irrevocable letter of credit in the amount of $225,000. The letter of credit is collateralized by a cash deposit of an equivalent amount which is included in "Other Long Term Assets" on the accompanying balance sheet. At March 31, 1999, the Company's indebtedness under the Agreement was $406,085.

                               IMMUNOMEDICS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(11)     Reclassification

         Certain amounts previously reported have been reclassified to conform to current year presentation.

(12)     Subsequent Events

         In April 1999, a cost reduction program was implemented by the Company, the workforce was reduced by twelve employees, for which the Company incurred severance expense of approximately $20,000.

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

Since its inception, the Company has been engaged primarily in the research and development and, more recently, the commercialization of proprietary products relating to the detection, diagnosis and treatment of cancer and infectious diseases. On June 28, 1996, the U.S. Food and Drug Administration ("FDA") licensed CEA-Scan(R) for use in conjunction with other standard diagnostic modalities for the detection of recurrent and/or metastatic colorectal cancer. On October 4, 1996, the European Commission granted marketing authorization for use of the product in the 15 countries comprising the European Union for the same indication. On September 16, 1997, the Company received a notice of compliance from the Health Protection Branch permitting it to market CEA-Scan in Canada for colorectal cancer for recurrent and metastatic colorectal cancer.

On February 14, 1997, the Company was granted regulatory approval by the European Commission to market LeukoScan(R), an in vivo infectious disease diagnostic imaging product, in all 15 countries which are members of the European Union, for the detection and diagnosis of osteomyelitis (bone infection) in long bones and in diabetic foot ulcer patients. On December 19, 1996, the Company filed a Biologics License Application for LeukoScan with the FDA for the same indication approved in Europe, plus an additional indication for the diagnosis of acute, atypical appendicitis. As part of the review process, the Company is in discussions with the FDA to address their comments regarding the adequacy of the Company's data to support final approval for these indications. The Company is confident that it can bring these discussions with the FDA to successful closure. In the meantime, the Company is continuing to implement its plans for market introduction, and is working diligently on preparation to bring this new product to the U.S. marketplace. However, as with all filings, there can be no assurance that regulatory approval for such indications will be received. The Company also has filed applications, in Canada and several other countries, for approval to market LeukoScan for the same indications as in the U.S.

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

Results of Operations

Revenues for the nine-month period ended March 31, 1999 were $5,762,000 as compared to $6,171,000 for the same period in 1998, representing a decrease of $409,000. Product sales for the nine-month period ended March 31, 1999 increased by $1,975,000 as compared to the same period of 1998, mainly due to increased market acceptance of CEA-Scan and LeukoScan. Research and development revenue for the nine-month period ended March 31, 1999 decreased by $792,000 as compared to same period of 1998, primarily due to the recognition of previously deferred revenue received from Pharmacia Inc. ("Pharmacia") and lower grant revenue of $212,000. Interest and other income for the nine-month period ended March 31, 1999 decreased by $1,591,000. Interest income decreased by $92,000 due to less cash available for investments. Other income decreased by $1,499,000 primarily due to the receipt, in November 1997, of an arbitration award of $1.8 million including interest from its dispute with Pharmacia. The decrease in other income was offset in part by the receipt of $300,000 in final settlement of all claims between the Company and Mallinckrodt, Inc. and its affiliate under the prior distribution agreements, which were terminated in April 1998.

Revenues for the three-month period ended March 31, 1999 were $1,811,000 as compared to $1,260,000 for the same period in 1998, representing an increase of $552,000. Product sales for the three-month period ended March 31, 1999 increased by $589,000 as compared to the same period of 1998, mainly due to increased market acceptance of CEA-Scan and LeukoScan. Research and development revenue for the three-month period ended March 31, 1999 decreased by $114,000 as compared to same period of 1998, primarily due to lower grant revenue of $106,000. Interest and other income for the three-month period ended March 31, 1999 increased by $75,000, as compared to the same period of 1998, primarily due to more cash available for investments.

Total operating expenses for the nine-month period ended March 31, 1999 were $14,485,000 as compared to $14,563,000 for the same period in 1998, representing a decrease of $78,000. Research and development costs for the nine-month period ended March 31, 1999 decreased by $1,211,000 as compared to the same period in 1998, primarily due to a decrease in the level of expenditures required to obtain validation of the Company's manufacturing facility. Cost of goods sold for the nine months ended March 31, 1999 increased as a result of increased product sales. However, cost of goods sold decreased as a percentage of product sales reflecting product sales from inventory which inventory items previously had been expensed by the Company, as they were produced prior to the Company's receipt of marketing approval for the products.

Sales and marketing expenses for the nine-month period ended March 31, 1999 increased by $1,193,000, primarily due to an increase in personnel associated with the Company's full-time oncology sales force in U.S. and increased operating expenses for Immunomedics Europe as compared to the same period of 1998. General and administrative costs for the nine-month period ended March 31, 1999 decreased by $96,000 as compared to the same period in 1998, primarily due to reduced legal costs as a result of the conclusion of the Pharmacia arbitration in November 1997.

Total operating expenses for the three-month period ended March 31, 1999 were $4,938,000 as compared to $4,596,000 for the same period in 1998, representing an increase of $342,000. Research and development costs for the three-month period ended March 31, 1999 decreased by $215,000 as compared to the same period in 1998, primarily due to a decrease in the level of expenditures required to obtain validation of the Company's manufacturing facility. Sales and marketing expenses for the three-month period ended March 31, 1999 increased by $441,000, primarily due to an increase in personnel associated with the Company's full-time oncology sales force in U.S. and increased operating expenses for Immunomedics Europe as compared to the same period of 1998. General and administrative costs for the three-month period ended March 31, 1999 increased by $147,000 as compared to the same period in 1998, primarily due to recognition of $182,000 of compensation expense and corresponding minority interest in IBC Pharmaceuticals, LLC issued to Dr. David Goldenberg (see Note 8 to Unaudited Condensed Consolidated Financial Statements). See "Liquidity and Capital Resources" for information concerning the Company's recently implemented cost reduction program.

Net loss to common shareholders for the nine-month period ended March 31, 1999 was $8,960,000, or $0.24 per share, as compared to a loss of $8,392,000, or $0.23 per share, for the same period in 1998. The higher net loss of $568,000 in 1999 as compared to 1998 primarily resulted from lower revenues and increased preferred stock dividends, partially offset by reduced operating expenses, as discussed above. In addition, the net loss per share for the nine-month period ended March 31, 1999 was positively impacted by the higher weighted average number of common shares outstanding for this period, as compared to the same period in 1998. The increase in the weighted average number of common shares outstanding was primarily due to the conversion of the Company's Series D Preferred Stock (which was fully converted as of June 30, 1998) and the issuance of common stock pursuant to the Company's Structured Equity Line Flexible Financing Agreement (see Note 7 to Unaudited Condensed Consolidated Financial Statements).

Net loss for the three-month period ended March 31, 1999 was $3,331,000, or $0.09 per share, as compared to a loss of $3,336,000, or $0.09 per share, for the same period in 1998. The lower net loss of $5,000 in 1999 as compared to 1998 primarily resulted from higher revenues, partially offset by increased operating expenses and increased preferred stock dividends, as discussed above. In addition, the net loss per share for the three-month period ended March 31, 1999 was positively impacted by the higher weighted average number of common shares outstanding for this period, as compared to the same period in 1998.

The increase in the weighted average number of common shares outstanding was primarily due to the conversion of the Company's Series D Preferred Stock (which was fully converted as of June 30, 1998) and the issuance of common stock pursuant to the Company's Structured Equity Line Flexible Financing Agreement (see Note 7 to Unaudited Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

At March 31, 1999, the Company had working capital of $10,203,000, which represents an increase of $4,737,000 from June 30, 1998. The net increase in working capital resulted primarily from the Company's December 1998 private placement offset by funding of operating expenses and capital expenditures.

In February 1994, the Company entered into a master lease agreement pursuant to which the Company leased equipment for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,200,000. The basic lease payments under the master lease agreement were determined based on current market rates of interest at the inception of each equipment schedule take-down, and were payable in monthly installments over a four-year period. The lease agreement contained an early purchase option, at an amount which was deemed to be fair value. As of December 31, 1998, the Company has exercised early purchase options on all equipment leased under the master lease agreement. The Company has recorded lease expense for the three and nine months ended March 31, 1999 of $0 and $109,273, respectively. The lease was terminated as of December 31, 1998. (See Note 9 to Unaudited Condensed Consolidated Financial Statements.)

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

The Company's liquid asset position, measured by its cash, cash equivalents and marketable securities, was $11,353,000 at March 31, 1999, representing an increase of $3,770,000 from June 30, 1998. This increase was primarily attributable to the Company's December 1998 private placement of the Series F Convertible Preferred Stock financing which raised net proceeds of approximately $12,330,000, offset by the funding of operating expenses and capital expenditures as discussed above. It is anticipated that working capital and cash, cash equivalents and marketable securities will decrease during the remainder of fiscal year 1999 as a result of planned operating and capital expenditures. In April 1999, the Company implemented a cost reduction program which the Company anticipates saving approximately $3.5 million during the next 12 months. In April 1999, a cost reduction program was implemented by the Company, the workforce was reduced by twelve employees, for which the Company incurred severance expense of approximately $20,000.

At present, the Company believes that its projected financial resources will be sufficient to fund anticipated operating expenses and capital expenditures through calendar year 1999. However, the Company believes that it will require additional financial resources by the beginning of calendar year 2000 in order for it to continue its budgeted levels of research and development and clinical trials of its proposed products and regulatory filings for new indications of existing products. The Company has commenced the planning process to raise such funds and anticipates that such funds should be available through a private placement of securities or other financing alternatives. However, there can be no assurance that any such additional funds will be available upon terms acceptable to the Company, or at all. The failure to obtain such terms on a timely basis would have a material adverse effect on the Company. The Company is considering other financing structures.

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

On December 9, 1998, the Company completed a private placement of 1,250 shares of 4% Series F Convertible Preferred Stock (the "Series F Stock") to several institutional investors and received net proceeds of approximately $12,330,000, after payment or accrual or approximately $170,000 of expenses. The Series F Stock is convertible at the option of the investors, in whole or in part, beginning on June 8, 1999, subject to acceleration in certain instances. The number of shares of common stock issuable upon conversion of each share of Series F Stock will be determined by dividing the stated value of $10,000 plus an accretion of 4% per annum, by the conversion price then in effect. The conversion price for the Series F Stock generally will be the lesser of (a) 125% of the average market price on June 6, 1999 and (b) the average closing bid price of the Company's common stock during a specified period prior to conversion. The Series F Stock is redeemable under certain circumstances and, under certain other circumstances, the Company may be required to pay penalties and/or adjust the conversion price of the Series F Stock. If the Company were required to redeem the Series F Stock or make the penalty payments, such payments could significantly and adversely affect its financial condition and deplete its cash resources.

In accordance with the terms of the Series F Preferred Stock, the Company is required to recognize a assumed incremental yield of $127,500 (calculated at the date of issuance and based on a beneficial conversion feature). Such amount is being amortized as a preferred stock dividend over a six-month period beginning with the date of issuance. Accrued dividends payable were $156,944 at March 31, 1999. Additionally, the Company has recognized an incremental yield attributable to the beneficial conversion feature of the Series F Preferred Stock of $79,050 at March 31, 1999.

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

Impact of Year 2000

The Company has completed a review of its business systems, including its computer systems and manufacturing equipment, and has sent written inquiries to its customers, distributors and vendors as to their progress in identifying and addressing problems that their systems may face in correctly interpreting and processing date information as the year 2000 approaches and is reached. Based on this review, the Company is implementing a plan to achieve year 2000 compliance. The Company believes that it will achieve year 2000 compliance in a manner which will be non-disruptive to its operations. In addition, the Company has commenced work on various types of contingency planning to address potential problem areas with internal systems, suppliers and other third parties. Year 2000 compliance should not have a material adverse effect on the Company, including the Company's financial condition, results of operations or cash flow. The Company has incurred approximately $120,000 of costs to date related to year 2000. The Company estimates the cost of its year 2000 efforts to be approximately $250,000. The total cost estimate is based on management's current assessment and is subject to change.

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

Item 4.           Submission of Matters to a Vote of Security Holders

On March 19, 1999, the Company held a Special Meeting of its stockholders, at which meeting the proposal to approve the issuance of any shares of the Company's common stock in excess of 7,577,617 shares of common stock issuable upon conversion of shares of Series F Convertible Preferred Stock issued or issuable to investors in the Company's December 1998 private placement was approved as follows:

                 For              Against           Abstain

             19,563,002          2,309,329          157,953



Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           10.1 Operating Agreement, dated March 5, 1999, by and among IMG Technology, LLC, Coulter Corporation and the investors named therein (incorporated by reference from the exhibits to the Company's Current Report on Form 8-K for the event occurring March 5, 1999)

                           10.2 License Agreement, dated March 5, 1999, by and between Immunomedics, Inc. and IBC Pharmaceuticals, LLC. (incorporated by reference from the exhibits to the Company's Current Report on Form 8-K for the event occurring March 5, 1999)

                           10.3 Operating Agreement, dated March 5, 1999, by and between IMG Technology, LLC and David M. Goldenberg (incorporated by reference from the exhibits to the Company's Current Report on Form 8-K for the event occurring March 5,
                                    1999)

                           27       Financial Data Schedule

                  (b)      Reports

                           The Company filed a Current Report on Form 8-K on March 24, 1999, which responded to Item 5. - Other Events.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                              IMMUNOMEDICS, INC.
                                                              (Registrant)

DATE: May 14, 1999                               By:  /s/ Robert J. DeLuccia
                                                      --------------------------
                                                      Robert J. DeLuccia,
                                                      President and
                                                      Chief Executive Officer
                                                      (Principal Executive
                                                      Officer)





DATE: May 14, 1999                               By:  /s/ Shailesh R. Asher
                                                      --------------------------
                                                      Shailesh R. Asher,
                                                      Controller
                                                      Principal Financial and
                                                      Accounting Officer)