Form 10-K
period 1999-06-30
IMMUNOMEDICS INC
filed 1999-10-13
CIK 722830

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
________________________________________________________________________________

                                   FORM 10-K

(Mark One)

      [x]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER: 0-12104
________________________________________________________________________________

                               IMMUNOMEDICS, INC.
             (Exact name of registrant as specified in its charter)
________________________________________________________________________________

            Delaware                                 61-1009366
      (State of incorporation)         (I.R.S. Employer Identification No.)

 300 American Road, Morris Plains, New Jersey                       07950
   (Address of principal executive offices)                       (Zip Code)

       The Company's telephone number, including area code: (973) 605-8200

            ________________________________________________________

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                         Preferred Share Purchase Rights
                                (Title of class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes _X_ No____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of October 7, 1999, 38,082,084 shares of the Company's common stock were outstanding, and the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sale price for the Company's common equity on the Nasdaq National Market at that date, was $44,493,202.

                      Documents Incorporated by Reference:

         Portions of the Company's definitive Proxy Statement to be mailed to stockholders in connection with the Annual Meeting of Stockholders of the registrant to be held on December 1, 1999 (the "1999 Definitive Proxy Statement"), which will be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III hereof.

                                     PART I

Item 1 -- Business

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

         The Company is developing a line of in vivo imaging products for the detection of various cancers and other diseases. In April, 1991, the Company filed a Product License Application, now called a Biologics License Application ("BLA"), to which an amendment was filed in June, 1993, with the U.S. Food and Drug Administration ("FDA") seeking approval to manufacture and market, in the United States, the Company's proprietary in vivo colorectal cancer imaging product, CEA-Scan(R). On June 28, 1996, the FDA licensed CEA-Scan for use with other standard diagnostic modalities for the detection of recurrent and/or metastatic colorectal cancer. In March, 1992, the Company filed with the Committee for Proprietary Medicinal Products ("CPMP") to market the product in Europe. On October 4, 1996, the Company was granted marketing authorization by the European Commission for use of CEA-Scan in the 15 countries comprising the European Union for the same indication as approved in the United States. Phase III clinical trials of CEA-Scan for the detection of lung cancer are continuing, and the Company is in discussion with both the FDA and CPMP to evaluate Phase II clinical trial data for the detection of breast cancer. However, no assurance can be given as to if, or when, final regulatory approvals for any of these additional indications for CEA-Scan may be forthcoming. In February, 1992, the Company filed with the Health Protection Branch ("HPB") to market CEA-Scan in Canada. On September 16, 1997, the Company received a notice of compliance from the HPB permitting it to market CEA-Scan in Canada for recurrent and metastatic colorectal cancer.

         On February 14, 1997, the Company was granted regulatory approval by the European Commission to market LeukoScan(R), an in vivo infectious disease diagnostic imaging product, in all 15 countries which are members of the European Union, for the detection and diagnosis of osteomyelitis (bone infection) in long bones and in diabetic foot ulcer patients. On December 19, 1996, the Company filed a BLA for LeukoScan with the FDA for the same indication approved in Europe, plus an additional indication for the diagnosis of acute, atypical appendicitis. A New Drug Submission for LeukoScan for the same indications as in the U.S. was filed with the HPB in Canada on March 24, 1998. The Company also has decided not to continue pursuing the broadening of its approval for LeukoScan in Europe to include the acute, atypical appendicitis indication, but has instead published its Phase III efficacy data. The Company is examining other applications for the product.

         The Company has developed and filed an Investigational New Drug application ("IND") for two other in vivo cancer imaging products: AFP-Scan(R) for the detection and diagnosis of liver and germ cell cancers, currently in Phase II clinical trials, and LymphoScan(TM) for diagnosis and staging of non-Hodgkin's lymphomas, currently in Phase III clinical trials (see "Products and Projects in Development").

         The Company also is applying its expertise in antibody selection, modification and chemistry to develop therapeutic products for cancer using humanized monoclonal antibodies labeled with radioisotopes or conjugated with drugs or unlabeled monoclonal antibodies. The Company has been conducting a multicenter Phase I/II clinical trial with LymphoCide(TM) (formerly ImmuRAIT-LL2), a non-Hodgkin's B-cell lymphoma therapeutic product. This trial was designed to obtain knowledge about targeting and dosing with the murine form of the monoclonal antibody. The Company has now advanced the humanized form of LymphoCide into Phase I/II clinical trials, evaluating the agent as an unlabeled (non-isotopic) therapeutic product and as a yttrium-90 labeled therapeutic product, and has discontinued trials with the murine form (see "In Vivo" Therapeutic Products"). A Phase II clinical trial has been completed in Germany for solid tumor therapy with CEA-Cide(R), labeled with iodine-131, for treatment of patients with small volume, inoperable, metastatic colorectal cancer. The Company also is evaluating CEA-Cide, labeled with yttrium-90, in a Phase I/II clinical trial, in patients with colorectal and pancreatic cancers. CEA-Cide targets receptor sites on CEA-expressing solid tumors of the breast, lung, digestive and other organ systems.

         The Company is directly responsible for sales and marketing of CEA-Scan worldwide and has employed its own sales and marketing organizations in the U.S. and Europe and negotiated local distribution agreements in certain markets outside the U.S. (see "Marketing, Sales and Distribution" for the current status of these agreements). On September 9, 1998, the Company announced that Syncor International agreed to make CEA-Scan available to its hospital and clinic accounts across the U.S., supported by Immunomedics' sales and technical support specialists. The Company has entered into an agreement with the ICS Division of Bergen Brunswig Specialty Corporation to provide product support services in the U.S., including distribution, order management and customer service for CEA-Scan and other products from time to time.

         The Company has entered into a Distribution Agreement with Eli Lilly Deutschland GmbH ("Lilly") pursuant to which Lilly packages and distributes CEA-Scan and LeukoScan within the countries comprising the European Union and certain other countries subject to receipt of certain regulatory approvals.

         The Company, through its 80% owned subsidiary, IMG Technology, LLC ("IMG"), has formed a joint venture with Coulter Corporation ("Coulter") for the purpose of developing targeted cancer therapeutics. The joint venture, known as IBC Pharmaceuticals, LLC ("IBC"), was organized as a Delaware limited liability company. On March 5, 1999 the Company contributed to IBC, on behalf of IMG, certain rights to its proprietary humanized antibodies against the cancer marker carcinoembryonic antigen (which had a financial reporting carrying value of zero), which is used in its CEA-Cide therapeutic, and Coulter contributed to IBC certain rights to its bispecific targeting technology called the "Affinity Enhancement System" or AES. The Company assigned its rights pursuant to the terms of a license agreement with IBC dated March 5, 1999 in exchange for the grant to IMG of its interest in IBC ("Immunomedics License Agreement"). Coulter received its interest in IBC in exchange for its contribution. The license granted to IBC is a worldwide, royalty free, exclusive license which is limited to the "IBC Field" with respect to the "Immunomedics Patent Property" and the "Immunomedics Biotechnology Assets," as those terms are defined in the Immunomedics License Agreement. Additionally on March 5, 1999, several investors contributed $3,000,000 to IBC in exchange for a 7% interest in the venture. IMG's and Coulter's interests in IBC are 49.55% and 43.45% respectively. Coulter, IMG and the investors entered into an operating agreement (the "IBC Operating Agreement") which establishes the rights and obligations of the respective members. Under the terms of the IBC Operating Agreement, neither IMG nor Coulter may sell any portion of its interest in IBC without first providing the other with a right of first refusal with respect to such sale, provided that after a public offering of IBC securities, IMG and Coulter will be permitted to sell up to 20% of their respective interests in IBC free of such right of first refusal. IMG is a Delaware limited liability company owned 80% by the Company and 20% by Dr. David Goldenberg. Dr. Goldenberg received his interest pursuant to the terms of his employment agreement with the Company. IMG is intended to be a single purpose entity, its sole asset being its interest in IBC. Dr. Goldenberg and IMG have entered into an operating agreement (the "IMG Operating Agreement") which establishes their relative rights and obligations (see Note 11 to Consolidated Financial Statements).

         The Company was incorporated in Delaware in 1982. The Company's principal offices are located at 300 American Road, Morris Plains, New Jersey 07950. The Company's telephone number is (973) 605-8200. The Company also has a subsidiary, Immunomedics B.V., with offices located in Hillegom, The Netherlands, to assist the Company in managing sales and marketing efforts and coordinate clinical trials in Europe.


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

         On June 28, 1996, the FDA licensed CEA-Scan for use in conjunction with other standard diagnostic modalities for the detection of the presence, location and extent of recurrent and/or metastatic colorectal cancer. On October 4, 1996, this product also was approved by the European Commission for the same indication. On September 16, 1997, the Company received a notice of compliance from the HPB permitting it to market CEA-Scan in Canada for recurrent and metastatic colorectal cancer. In addition, the Company has six other in vivo imaging products or indications in various stages of clinical testing and regulatory review by the FDA -- five for cancer imaging (CEA-Scan for lung and breast cancer, AFP-Scan for liver and germ cell cancer and LymphoScan for non-Hodgkin's lymphoma) and one for imaging infectious diseases (LeukoScan).

         The antibody in CEA-Scan is directed at carcinoembryonic antigen ("CEA"), which is abundant at the site of virtually all cancers of the colon or rectum (both primary tumors and metastases). CEA is also associated with many other cancers, and the Company estimates that three quarters of all human cancer patients have elevated CEA levels in their tumors. As part of receiving FDA approval for CEA-Scan, the Company has agreed to conduct Phase IV clinical studies to evaluate the product following re-administration. The Company also is performing Phase III clinical trials, using CEA-Scan, for imaging lung cancer. In addition, Phase II clinical trials for breast cancer imaging have been completed, results of which are currently being discussed with FDA and CPMP officials to determine whether such data will support the submission of applications for this additional indication in the U.S.
and Europe, respectively.

         LeukoScan is a monoclonal antibody fragment which seeks out and binds to granulocytes (white blood cells) associated with a potentially wide range of infectious and inflammatory diseases. On February 14, 1997, the Company received European regulatory approval to market the product for detecting and diagnosing osteomyelitis (bone infection) in long bones and in diabetic foot ulcer patients. On December 19, 1996, the Company filed a BLA with the FDA, seeking approval to market LeukoScan in the U.S. for the same indication approved in Europe, plus an additional indication for diagnosis of acute, atypical appendicitis. A New Drug Submission for the same indications as in the U.S. is under review with the HPB in Canada, (filed on March 24, 1998), and in Switzerland, (filed in September,1998).

         Two other imaging products are being studied pursuant to IND's submitted to the FDA. The Company also has ongoing clinical trials for these agents:

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

In Vivo Therapeutic Products

         The Company is applying its expertise in antibody selection, modification and chemistry to cancer therapeutics, using monoclonal antibodies labeled with therapeutic radioisotopes or conjugated with drugs. The Company is engaged in developing anti-cancer products, principally with a technique called radioimmunotherapy. This technique may deliver radiolabeled therapeutic agents to tumor sites more selectively than current radiation therapy technologies, while minimizing debilitating side effects. The Company completed a Phase I clinical trial with the murine form of its non-Hodgkin's B-cell lymphoma proposed therapeutic product, LymphoCide. This product consists of a monoclonal antibody, highly specific in targeting B-cell lymphomas, labeled with the radioisotope iodine-131. In this Phase I/II clinical trial of LymphoCide, several patients, all of whom were late-stage and were unresponsive to other therapies, experienced varying degrees of tumor regression. Reversible bone marrow toxicity also was observed. By conducting this trial, the Company increased its knowledge of antibody targeting and dosage. The Company has now advanced its humanized antibody program into Phase I/II clinical trials and has discontinued its trials with the murine antibody form of LymphoCide. The Company is currently evaluating LymphoCide in Phase I/II studies at several sites in the U.S. and Europe. The product is being evaluated as an unlabeled antibody or conjugated with the therapeutic isotope, yttrium-90. These initial studies have indicated that both forms of the product show clinical responses (partial or complete remissions), even when patients failed chemotherapy or prior antibody therapy. In February, 1999, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI") covering the development and use of its humanized lymphoma antibody conjugated to recombinant ribonucleases as a potential new anticancer agent. The Company contributed its humanized lymphoma antibody and the NCI contributed the recombinant ribonucleases. The antibody delivers the conjugated ribonuclease to the cancer cell where it destroys the cell's ribonucleic acid (RNA), which is essential for cell division. A Phase II clinical trial has been completed with the Company's colorectal cancer therapeutic, CEA-Cide. This trial was conducted in Europe in patients with metastatic colorectal cancer who failed chemotherapy. The Company has begun to enter patients into a Phase I/II clinical trial with its humanized CEA antibody, labeled with yttrium-90. This trial will evaluate the safety of the product in patients with colorectal or pancreatic cancer. The Company is currently conducting, in collaboration with The Center for Molecular Medicine and Immunology ("CMMI") (also known as the Garden State Cancer Center), and other academic or research centers, research on murine and humanized forms of targeting antibodies, alternative radioisotopes and new conjugation methods (see "Research Programs").


Research Programs

         The  Company  incurred  approximately   $10,100,000,   $11,738,000  and
$13,114,000, in total research and development expense during its fiscal years ended June 30, 1999, 1998 and 1997, respectively.

Antibody Engineering

         A major obstacle in the field of monoclonal antibody therapy has been the patient's immune response to mouse-derived antibodies, making repeated use of such products impracticable. The Company has made significant progress in humanizing certain mouse antibodies (i.e., replacing certain components of a mouse antibody with human antibody components), and with respect thereto the Company has licensed certain technology from a third party. Moreover, using the techniques of molecular biology, the Company's scientists have re-engineered the humanized antibodies with improved characteristics, such as favorable pharmacokinetic properties and increased radionuclide and drug loading capacities.

         During the past five fiscal years, the Company, in collaboration with CMMI and other investigators, continued to demonstrate successful targeting in patients with the Company's humanized monoclonal antibodies (hMN-14 and hLL2) against the CEA cancer marker and non-Hodgkin's B-cell lymphoma, respectively, as compared to the murine counterparts. The anticancer humanized antibodies are about 95% human and have shown very good uptake in the patients' tumors. The Company is now focusing on the study of these humanized monoclonal antibodies unlabeled (non-isotopic) and labeled with a pure beta-emitting isotope, yttrium-90, in patients with the appropriate target tumors (discussed below).

Alternative Radioisotopes

         The Company has used  iodine-131  to label its  anti-lymphoma  antibody
(LL2), which has been evaluated in a phase I clinical trial against non-Hodgkin's lymphoma. This disease has previously been found to respond well to radioimmunotherapy using iodine-131-labeled, murine-based anti-lymphoma antibodies by investigators at several institutions. However, one potential drawback of an iodine-131-labeled LL2 antibody is the finding that LL2, as a rapidly internalizing antibody, is readily metabolized with the iodine-131-bound metabolite and is quickly excreted from the target cell. This means that full advantage is not taken of the eight-day half-life of the iodine-131 radionuclide, in this one particular disease. In contrast, yttrium-90 from administered yttrium-90-labeled LL2 has been shown to be retained inside lymphoma cells for long periods after antibody metabolism. For this reason, and also for reasons of greater efficacy against larger tumors and the potential for out-patient use due to lack of any associated gamma-ray emissions, the Company's scientists have developed yttrium-90-LL2 as a second-generation product. The Company has developed a proprietary technology using a compound called "DOTA" to tightly bind yttrium-90 to antibodies, assuring that the isotope will stay attached during circulation, and thus minimally impact the bone marrow and other organ systems. The labeling procedure has been developed by the Company as a 15-minute, simple labeling method resulting in over 90% incorporation of the yttrium onto the antibody. The Company has begun Phase I/II clinical trials with yttrium-90-labeled humanized antibodies, and early reports are promising, with some evidence of tumor regression. The Company is not alone in substituting yttrium-90 for iodine-131 as an antibody-delivered isotope therapeutic. At least one other competitor is labeling an antibody with yttrium-90 for similar indications.

Other Antibody-Directed Therapy Approaches

         The Company is continuing work on selective coupling of therapeutic site-specific agents onto engineered carbohydrate residues on antibody fragments. The proprietary antibody constructs offer the advantage of loading multiple therapeutic moieties onto antibody fragments at a particular site and in a manner that is known not to interfere with antigen binding. The Company also is continuing to investigate "pre-targeting", whereby an antibody is administered first and then followed by a separate radionuclide administration. Secondary recognition groups are attached, one to the targeting antibody and the other to the radionuclide or therapeutic drug, such that the radionuclide or drug is localized to the antibody pre-targeted to the tumor site. Using such methods in preclinical animal tumor models, target-to-blood uptake ratios of radionuclide have been improved by orders of magnitude compared to the antibody radiolabeled in the conventional manner. The advantage of markedly increased target-to-blood ratios is somewhat offset by the greater complexity involved in multiple administration and timing of reagents.

Peptides
         During fiscal year 1999, the Company continued to improve its proprietary methods for technetium-99m radiolabeling of peptides, which were developed in fiscal year 1996, up to clinical-scale levels using single-vial kits. These automated synthetic methods will be generally applicable to the preparation of radioconjugates of other diverse chelate-peptides, and will enable rapid evaluation of different peptide-receptor systems directly with peptide analogs labeled with technetium-99m, the optimum imaging radionuclide. This technology has been applied to the preparation of analogs of somatostatin and has demonstrated reagent utility in pre-clinical in vivo models. In related work, similar novel synthetic methods have also been used to prepare chelate-peptide conjugates which can be radiolabeled with indium-111 and yttrium-90.

Intraoperative Cancer Detection

         The Company has been developing intraoperative cancer detection applications with CEA-Scan, utilizing hand-held, radiation-detecting probes. The Company has learned that surgeons have successfully used CEA-Scan in this way, within 48 hours of its injection and external imaging. The Company has remained in contact with these surgeons, one of whom reported to the Society of Surgical Oncology on a prospective study of CEA-Scan imaging and probe-guided surgery in twenty (20) patients. That study concluded that the probe and CEA-Scan provided useful new information in 7 of 20 patients, encouraging more aggressive operative intervention and postoperative care, including chemotherapy. A U.S. patent was issued in 1990 to the Company for this and endoscopic applications. The Company has discussed with the FDA the use of CEA-Scan with gamma probes, and is planning clinical trials along lines proposed by the FDA, with the objectives of gaining regulatory approval for this new intraoperative use of CEA-Scan.

Government Grants

         During fiscal year 1999, the Company was awarded two phase I SBIR grants from the NCI, for $100,000 each. The first grant will support the development of a bacterial expression system for producing a ribonuclease
(RNase). Once incorporated into the cancer cells, the RNase destroys their capability to reproduce, bringing them to rapid cell death. The second grant will support the development of bispecific antibodies that will be used in a two-injection protocol, optimizing the delivery of radionuclides to cancers. This method is expected to dramatically reduce background radionuclide uptake levels in all non-cancerous tissues, thereby leading to greater contrast with diagnostic agents and improved therapeutic ratios with radioimmunotherapy.

         In September, 1999, the Company was awarded a phase II SBIR grant from the NCI for $750,000. The grant will support the development of a therapeutic product for metastatic breast cancer. This project includes the use of a new humanized antibody specific for breast, ovarian, lung and prostate cancers. This new antibody has a unique feature of internalizing into cancer cells very rapidly. The Company anticipates delivering higher cancer killing doses of isotopes or drugs to tumor sites without affecting normal cells.


Relationship with The Center for Molecular Medicine and Immunology

         The Company's product development has involved, to varying degrees, CMMI, a not-for-profit specialized cancer research center, for the performance of certain basic research and patient evaluations, the results of which are made available to the Company pursuant to a collaborative research and license agreement. CMMI is funded primarily by grants from the NCI. CMMI is located in

Belleville, New Jersey. Dr. David M. Goldenberg, Chairman of the Board and Chief Executive Officer of the Company, is the founder, current President and a member of the Board of Trustees of CMMI. Dr. Goldenberg devotes more of his time working for CMMI than for the Company. Certain consultants to the Company have employment relationships with CMMI, and Dr. Hans Hansen, an officer of the Company, is an adjunct member of CMMI. Despite these relationships, CMMI is independent of the Company, and CMMI's management and fiscal operations are the responsibility of CMMI's Board of Trustees (see "Certain Relationships and Related Transactions").

         Under the terms of its license agreement with CMMI, the Company has the right of first negotiation to obtain exclusive, worldwide licenses from CMMI to manufacture and market potential products and technology covered by the license agreement under terms representing fair market price, to be negotiated in good-faith at the time the license is obtained. To date, no products have been licensed from CMMI. The Company retains licensing rights to inventions made during the term of the agreement for a period of five years from the time of disclosure. The license agreement terminates on December 31, 1999, with the Company having the right to seek good-faith negotiation to extend the agreement for an additional five-year period.

         The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amount of approximately $45,000, $98,000 and $69,000 during the years ended June 30, 1999, 1998 and 1997, respectively. The Company also provides, at no cost to CMMI, laboratory materials and supplies in connection with research conducted in areas of potential interest to the Company.

         During each of the years ending June 30, 1999, 1998 and 1997 the Board of Directors of the Company made grants to CMMI of $200,000, to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI. Pursuant to a collaborative research and license agreement, dated as of January 21, 1997, between the Company and CMMI, the Company has paid CMMI an annual license fee of $200,000 in fiscal years 1999, 1998 and 1997.


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

         In April, 1997, the Company launched LeukoScan in Europe. All marketing, selling and distribution rights to the product have been retained by the Company and the Company continues to build a sales and marketing organization to support this effort. The Company has entered into a Distribution Agreement with Eli Lilly Deutschland GmbH ("Lilly") pursuant to which Lilly currently packages and distributes LeukoScan and CEA-Scan within the countries comprising the European Union and certain other countries subject to the receipt of regulatory approval. The Company has established sales representation and/or local distributors in major markets. The Company's European operations are located in Hillegom, The Netherlands.

         The Company has entered into an agreement with Integrated Commercialization Solutions, Inc. ("ICS"), a subsidiary of Bergen Brunswig Corporation. Under the agreement, ICS serves as an agent of the Company providing product support services for CEA-Scan in the United States including customer service, order management, distribution, invoicing and collection.

         On September 9, 1998, the Company entered into an agreement with Syncor International, the world's leading provider of radiopharmacy services, under which Syncor will make CEA-Scan available to its hospitals and clinic accounts throughout the U.S., supported by the Company's sales and technical support specialists. Syncor is supporting the Company's efforts with their own team of field specialists as well as the licensed radiopharmacists who manage their 118 U.S. facilities. The Company continues to have discussions with other radiopharmacy chains regarding arrangements which will make CEA-Scan more widely available to hospitals and clinics, but as of the date of this report no other agreements have been consummated, and there can be no assurance that any additional agreements will be entered into.

         On April 5, 1999, the Company announced the implementation of a cost-reduction and restructuring plan which included company-wide staff reductions and the redeployment of the sales force. The U.S. sales force for CEA-Scan became focused on new customers in major medical centers that will become colorectal cancer "Centers of Excellence." The Company intends to assess this strategy for future products, including LeukoScan. The Company believes this new focus would improve the productivity of its sales force and marketing efforts, as well as enhance its ability to in-license imaging and therapy products from other companies desiring a highly skilled sales force.


Manufacturing

         To date, the Company has manufactured all investigational agents used in its clinical trial programs and currently manufactures CEA-Scan and LeukoScan for commercial use. The Company performs antibody processing and purification of its clinical products at its Morris Plains, New Jersey facility (see "Properties").

         The Company has entered into a manufacturing agreement with SP Pharmaceuticals, formerly the Oncology Division of Pharmacia & Upjohn, pursuant to which SP Pharmaceuticals performs certain end-stage portions of the manufacturing process. Under the terms of such agreement, the Company pays according to an established price structure for these services.

         The Company's Morris Plains headquarters also houses regulatory, medical, research and development, finance, marketing and executive offices (see "Properties"). The Company has now scaled-up to commercial levels its antibody purification and fragmentation manufacturing processes. The manufacturing facility consists of four independent antibody-manufacturing suites, several support areas, and a quality control ("QC") laboratory. Start-up validation and inspection of the facility were completed in December , 1998. The manufacturing facility and product manufacturing processes were approved by the Committee on Proprietary Medicinal Products (CPMP) of the European Commission in May, 1998. The facility and processes were approved by the FDA for CEA-Scan in December, 1998.

Patents and Proprietary Rights

         The Company actively pursues a policy of seeking patent protection, both in the United States and abroad, for its proprietary technology. The Company has a diverse patent portfolio for its products, currently consisting of 59 issued United States patents and 200 issued foreign patents, with 51 United States patent applications pending, of which 5 have been allowed, and 134 foreign patent applications pending, of which 18 have been allowed. Included in the foregoing are 8 United States patents and their foreign counterparts, to which the Company has rights pursuant to an exclusive license granted by Dr. Goldenberg. The Company also has certain rights with respect to patents and patent applications owned by CMMI, by virtue of a license agreement between the Company and CMMI.

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

         In July, 1998, two U.S. patents were issued to the Company covering nuclear imaging and MRI (Magnetic Resonance Imaging) methods to reveal anatomically displaced cells or tissues by using very special detector molecules to locate abnormal cells or tissues by external scanning of the patient. Management of endometriosis, a painful and debilitating disease occurring in about 10-15% of women ages 20-40, may be improved as a result of this new targeting method.

         Also in July, 1998, the Company was issued another U.S. patent which provides a method of protecting non-cancerous tissues and cells from the toxicities of treating cancer with radiation or chemotherapy by selectively targeting protective drugs to such tissues. Therapeutic doses of radiation or drugs can then be given to the patient killing cancer cells while normal tissues and cells, such as in bone marrow, are protected by the drug.

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

         In September, 1998, a Japanese patent was issued to the Company which covers a new product and technology for diagnosing (by gamma, positron, or magnetic resonance imaging) sites of infection, as well as treating these sites by combining an isotope or antimicrobial drug to the new targeting agent.

         In December, 1998, the Company announced the issuance of two U.S. patents, the first involving methods to counteract the complications of organ graft rejection. The method involves overcoming the toxicity to normal blood cells that can occur after immunosuppressive treatment of patients having organ transplantation. The patent covers the administration of certain cytokines with immunosuppressive drugs and in combination with antibodies specific for
T-lymphocytes. The second patent covers a new process to treat cancers with selectively-directed neutron irradiation. The method involves targeting boron atoms to cancer cells by means of a two-step, "pretargeting" procedure that allows for high, selective uptake of boron atoms at the tumor site. When irradiated, the boron atoms convert to radioisotopes that emit highly potent alpha-particles, which are lethal to cells at the site.

         In January, 1999, the Company announced the issuance of a U.S. patent comprising a method for antibody targeting of therapeutic drugs. The patent involves a universal method which permits the therapeutic drug to be activated preferentially at the site of disease. This method is applicable to diseases such as cancers, infections, clots, myocardial infarctions and atherosclerotic plaques.

         In February, 1999, a U.S. patent was issued to the Company, claiming a humanized monoclonal antibody against carcinoembryonic antigen (CEA). Furthermore, the patent covers conjugates of the antibody, including imaging and therapeutic agents. The Company is evaluating this antibody in therapeutic clinical trials in diverse cancers.

         In June, 1999, a U.S. patent was issued to the Company, claiming another "pre-targeting" method for bringing radioisotopes to a target site using conjugates of naturally-occurring metal ion chelating proteins.

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

         Dr. Goldenberg also will receive a percent, not less than 20%, to be determined by the Board, of net consideration (including license fees) which the Company receives for any disposition, by sale, license or otherwise (discussions directed to which commence during the term of his employment plus two years) of any defined Undeveloped Assets of the Company which are not budgeted as part of the Company's strategic plan. Pursuant thereto, Dr. Goldenberg received a 20% interest in IBC Pharmaceuticals, LLC (see "Introduction").

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

         The Company has extended Dr. Goldenberg's employment agreement for a five-year period, expiring on October 31, 2003. Dr. Goldenberg voluntarily reduced his annual base salary effective June 1999 from $265,000 to $225,000. Further, the Company acknowledged and approved Dr. Goldenberg's continuing involvement with CMMI and IBC Pharmaceuticals, LLC.

         Pursuant to a License Agreement dated July 7, 1983, the Company pays a royalty to Dr. F. James Primus, a co-inventor with Dr. Goldenberg of certain monoclonal antibodies and immunoassays which are the subject matter of a U.S. patent and foreign counterparts thereof that are owned jointly by Drs. Primus and Goldenberg.

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

         In November,  1996, the Company brought suit in The Netherlands against
F. Hoffmann-LaRoche and its Roche Diagnostics subsidiary and European affiliates for infringement of the Company's European patent covering specific anti-CEA antibodies, which Roche is using in its CEA immunoassay. Roche denied infringement and countered with nullity actions in The Netherlands and Germany, seeking to invalidate the Company's Dutch and German patents. A trial was held on the infringement claim before the Patent Court in The Hague on August 8, 1997, resulting in dismissal of the action. The dismissal was based in part on the trial judge's inability to resolve validity issues without a full trial of the nullity action. The Company has appealed.

         A trial on the Dutch nullity action was held before the Patent Court in The Hague on June 5, 1998, resulting in dismissal of that action and maintenance of all claims of the Company's patent. Affirmation of the validity of this patent is important because its claims also protect the antibody used in the Company's in vivo CEA-Scan cancer imaging product and CEA-Cide cancer therapy product, as well as the use of highly specific CEA antibodies for a number of other uses. In December, 1998, the German Patent Court upheld the patent for the Company's CEA antibodies. Additionally, an anonymous Opposition challenging the validity of a corresponding Japanese patent was also defeated.

         In July, 1998, a license agreement was signed between the Company and Dako A/B under the Company's worldwide patents for specific anti-CEA monoclonal antibodies, which Dako markets for in vitro use. The Company is engaged in active discussions with other companies that may be using its patented technology without the Company's approval in current products or products now in development of clinical testing.

         The mark "IMMUNOMEDICS" is registered in the United States and 19 foreign countries and a European Community Trademark has been granted. The Company's logo also is registered in the United States and in several foreign countries. The mark "IMMUSTRIP" is registered in the United States and Canada. The mark "CEA-SCAN" is registered in the United States and 8 foreign countries, an application is pending in 1 foreign country, and a European Community Trademark has been granted. The mark "LEUKOSCAN" is registered in the United States and 10 foreign countries, and a European Community Trademark has been granted. The mark "LYMPHOSCAN" is registered in the United States and 9 foreign countries, and a European Community Trademark has been granted. The mark "CEA-CIDE" is registered in the United States, and a European Community Trademark has been granted. The mark "LYMPHOCIDE" is registered in the United States, and a European Community Trademark has been granted. In addition, the Company has applied for registration in the United States for several other trademarks for use on products now in development or testing, and for corresponding foreign and/or European Community Trademarks for certain of those marks.


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

         The Company seeks to have its proposed products, when applicable, designated as "Orphan Drugs" under the Orphan Drug Act of 1983. The Orphan Drug Act generally provides incentives to manufacturers to develop and market products to treat relatively rare diseases, i.e., diseases affecting fewer than 200,000 persons in the United States. The Company has received Orphan Drug designation for, among others, AFP-Scan, LymphoScan and LymphoCide, the Company's liver and germ-cell imaging, lymphoma imaging and lymphoma therapeutic products, respectively, CEA-Scan for the diagnosis of medullary thyroid cancer and for CEA-Cide for therapy of pancreatic, ovarian and lung cancers. A drug that receives Orphan Drug designation and is the first product to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States for that claim for the product. However, a drug that is considered by the FDA to be different from a particular Orphan Drug is not barred from sale in the United States during this seven-year exclusive marketing period.

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


Competition

         The biotechnology industry is highly competitive, particularly in the area of cancer diagnostic, imaging and therapeutic products. The Company is likely to encounter significant competition with respect to its proposed products currently under development. A number of companies which are engaged in the biotechnology field, and in particular the development of cancer diagnostic and therapeutic products, have financial, technical and marketing resources significantly greater than those of the Company. Some companies with established positions in the pharmaceutical industry may be better equipped than the Company to develop, refine and market products based on technologies applied to the diagnosis and treatment of cancers and infectious diseases. The Company expects to face increasing competition from universities and other non-profit research institutions. These institutions carry out a significant amount of research and antibody-based technology, are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent and other proprietary rights, as well as licensing revenues.

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

Employees

         As of October 7, 1999, the Company employed 80 persons on a full-time basis, 20 of whom are in research and development departments, 10 of whom are engaged in clinical research and regulatory affairs, 15 of whom are engaged in operations and manufacturing, and 35 of whom are engaged in finance, administration, sales and marketing. Of these employees, 23 hold M.D., Ph.D. or other advanced degrees (see "Marketing, Sales and Distribution"). The Company believes that it has been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel continues to be intense. The Company's employees are not covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is excellent.

Business Risks

         The Company's products are in various stages of development and face a high degree of technological, regulatory and competitive risk. In addition, the Company's products must be approved for marketing by regulatory agencies such as the FDA (with the exception of CEA-Scan and LeukoScan, which have been licensed as discussed above), and no assurance can be given as to if or when such approvals could be forthcoming. Product discovery and development activities require substantial cash outlays. At least until CEA-Scan and/or LeukoScan are successfully commercialized, future revenues will be dependent in large part upon the Company entering into new arrangements with collaborative partners and upon public and private financings. In addition, the Company is relying upon its own internal sales and marketing organization (see "Marketing, Sales and Distribution"). No assurance can be given that the Company's manufacturing costs will be economically viable, or that the Company can develop an effective sales and marketing strategy to effectively promote any marketed product.

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

         All products in development face a high degree of uncertainty, including the following: (i) the Company may not receive regulatory approval to perform human clinical trials for the products the Company currently has planned or it may be unable to successfully complete ongoing clinical trials; (ii) the results from preclinical studies and clinical trials may not be indicative of results that will be obtained in later-stage testing; (iii) the Company may be unable to timely recruit a sufficient number of patients for its clinical trials, which may result in increased costs and delays; (iv) the Company may be unable to obtain approval from the FDA and comparable foreign authorities because it is unable to demonstrate that the product is safe and effective for the intended use, or obtaining regulatory approval may take significantly more time and cost significantly more money than the Company currently anticipates;
(v) the Company may discover that the product has undesirable or unintended side effects or other characteristics that make it impossible or impracticable for it to continue development or which may limit the product's commercial use or may even result in de-registration for use; (vi) the Company does not expect that any new product which is currently in research and development will be commercially available for at least several years; (vii) the Company may be unable to produce the product in commercial quantities at reasonable cost;
(viii) the Company may be unable to successfully market the product or to find an appropriate corporate partner, if necessary, to assist us in the marketing of the product; (ix) the product may not gain satisfactory market acceptance; and
(x) the product may be superceded by another product commercialized for the same indication or use. If the Company is unable to continue to develop products that it can successfully market, its business, financial condition and results of operations will be significantly and adversely affected.

         There can be no assurance CMMI will be successful in its research activities or that it will develop any potential products which can be licensed by the Company. In addition, if CMMI were no longer to conduct such research and patient evaluations, the Company would have to make arrangements with third parties for the performance of this aspect of our clinical research, which may prolong and increase expenses associated with pre-clinical testing and initial clinical trials.

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

         The Company currently does not have the resources to internally develop and maintain the operating procedures required by the FDA and comparable foreign regulatory authorities to oversee distribution of its products. As a result, it has entered into arrangements with Lilly and ICS to perform such function for the foreseeable future. If these agreements are terminated, the Company will be required to enter into arrangements with other government approved third parties in order to be able to distribute its products. The Company will be unable to continue to distribute its products until an acceptable alternative is identified. If the Company were even only temporarily unable to distribute its products, its business could be significantly and adversely effected.

         CEA-Scan and certain of the Company's other imaging agents are derived from ascites fluid produced in mice, which are provided by a third-party supplier. Regulatory authorities, particularly in Europe, have expressed concerns about the use of mice fluid for the production of monoclonal antibodies. While the Company believes that its current quality control procedures ensure the purity of the fluid it uses, there can be no assurance that regulatory authorities will agree that these procedures will be adequate for future products. While the Company is continuing its development efforts to produce certain monoclonal antibodies using cell culture methods, this process constitutes a substantial production change, which will require additional manufacturing equipment and new regulatory approval. There can be no assurance that the Company will have the resources to acquire the additional manufacturing equipment and resources or that it will receive the required regulatory approval on a timely basis, if at all. The Company also has contracted with a third party for the development and production of certain humanized antibodies; however, there can be no assurance that such efforts will be successful.

         The Company's commercial success is highly dependent upon its patents and other proprietary rights that it owns or licenses. While it actively seeks patent protection both in the United States and abroad for its proprietary technology, there can be no assurance that its key patents will not be invalidated or will provide the Company protection that has commercial significance. Litigation may be necessary to protect its patent positions, which could be costly and time consuming. If any of the key patents that the Company owns or licenses are invalidated, its business may be significantly and adversely affected. The Company also relies in part on trade secrets, unpatented know-how and continuing technological advancements to maintain its competitive position. It is the practice of the Company to enter into confidentiality agreements with employees, consultants and corporate sponsors. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of the Company's trade secrets and know-how. In addition, other companies may independently develop similar trade secrets or know-how or obtain access to the Company's trade secrets, know-how or proprietary technology, which could significantly and adversely affect its business. Other companies may have filed applications for or have been issued patents and obtained other proprietary rights to technology which may be potentially useful to the Company. If the Company determines that the inventions covered by such patents are necessary or useful for it, it may attempt to license such rights. There can be no assurance you that such rights will be available at all or even upon terms the Company considers acceptable. If the Company is unable to obtain such rights, its business could be significantly and adversely affected.

         Third-party payers are increasingly challenging the price of medical products and services. Several proposals have been made that may lead to a government-directed national health care system. Adoption of such a system could further limit reimbursement for medical products, and there can be no assurance that adequate third-party coverage will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development. In addition, there can be no assurance that the U.S. government will not implement a system of price controls. Any such system might significantly and adversely affect the Company's ability to market its products profitably. Similar risks are present in foreign markets.


Item 2 -- Properties

         The Company's headquarters is located at 300 American Road, Morris Plains, New Jersey, where it leases approximately 60,000 square feet. On May 29, 1998, the Company exercised its right to renew the lease for an additional term of three years expiring in May, 2002 at a base annual rental of $441,000. The lease provides for a second renewal period of five years expiring on May, 2007. The lease provides for an option to purchase the facility, subject to certain terms and conditions as specified in the lease. The Company's manufacturing, regulatory, medical, research and development laboratories, finance, marketing and executive offices are currently located in this facility, occupying approximately 60,000 square feet. The Company has also completed the construction and equipping of a 7,500 square-foot commercial-scale manufacturing facility within the Morris Plains headquarters, which consists of four independent antibody manufacturing suites, several support areas, and a QC laboratory (see "Manufacturing"). In addition, the Company's European Subsidiary, Immunomedics Europe, leases executive office space in Hillegom, The Netherlands.


Item 3 -- Legal Proceedings

         The Company is involved in various claims and litigation arising in the normal course of business. Management believes that the outcome of such claims and litigation will not have a material adverse effect on the Company's financial position and results of operations.


Item 4 -- Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of securities holders during the fourth quarter of fiscal year 1999.

Executive Officers of the Registrant

         The Executive Officers of the Company and their positions with the Company are as follows:

  Name                            Age           Position with the Company

  David M. Goldenberg              61           Chairman & Chief Executive
                                                Officer
  Cynthia L. Sullivan              44           Executive Vice President & Chief
                                                Operating Officer
  Hans J. Hansen                   66           Vice President, Research and
                                                Development
  Joseph E. Presslitz              57           Vice President, Regulatory
                                                Affairs

         Each of the Executive Officers was elected as such by the Board of Directors of the Company and holds his office at the discretion of the Board of Directors or until his earlier death or resignation, except that Dr. Goldenberg is employed pursuant to an employment agreement (See "Executive Compensation").

         Dr. David M. Goldenberg founded the Company in July, 1982, and since that time, has been Chairman of the Board of the Company. Dr. Goldenberg served as Chief Executive Officer from July, 1982, through July, 1992; from February, 1994 through May 1998 and resumed his responsibilities as Chief Executive Officer effective July, 1999. Dr. Goldenberg was Professor of Pathology at the University of Kentucky Medical Center from 1973 until 1983 and Director of such University's Division of Experimental Pathology from 1976 until 1983. From 1975 to 1980 he also served as Executive Director of the Ephraim McDowell Community Cancer Network, Inc., and from 1978 to 1980 he was President of the Ephraim McDowell Cancer Research Foundation, Inc., both in Lexington, Kentucky. Dr. Goldenberg is a graduate of the University of Chicago College and Division of Biological Sciences (S.B.), the University of Erlangen-Nuremberg (Germany) Faculty of Natural Sciences (Sc.D.), and the University of Heidelberg (Germany) School of Medicine (M.D.). He has written or co-authored more than 950 journal articles, book chapters and abstracts on cancer research, detection and treatment, and has researched and written extensively in the area of radioimmunodetection using radiolabeled antibodies. In addition to his position with the Company, Dr. Goldenberg is President of CMMI, an independent non-profit research center, and its clinical unit, the Garden State Cancer Center. He also holds the position of Adjunct Professor of Microbiology and Immunology with the New York Medical College in Valhalla, New York. In 1985 and again in 1992, Dr. Goldenberg received an "Outstanding Investigator grant" award from the National Cancer Institute ("NCI") for his work in radioimmunodetection, and in 1986 he received the New Jersey Pride Award in Science and Technology. Dr. Goldenberg was honored as the ninth Herz Lecturer of the Tel Aviv University Faculty of Life Sciences. In addition, he received the 1991 Mayneord 3M Award and Lectureship of the British Institute of Radiology for his contributions to the development of radiolabeled monoclonal antibodies used in the imaging and treatment of cancer. Dr. Goldenberg was also named the co-recipient of the 1994 Abbott Award by the International Society for Oncodevelopmental Biology and Medicine.
Dr. Goldenberg also serves as Chairman of the Board of IBC.

         Cynthia L. Sullivan has been employed by the Company since October, 1985, and has served as Executive Vice President and Chief Operating Officer since June, 1999. Prior thereto, she held positions of increasing responsibilities in the Company, including Executive Director, Operations from

April, 1994 to June, 1999. Prior to joining the Company, Ms. Sullivan was employed by Ortho Diagnostic Systems, Inc., a subsidiary of Johnson and Johnson. Ms. Sullivan's educational background includes: a BS from Merrimack College, North Andover, MA, followed by a year of clinical internship with the school of Medical Technology at Muhlenberg Hospital, Plainfield, NJ, resulting in a MT
(ASCP) certification in 1979. Ms. Sullivan completed a M.S. degree in 1986 from Fairleigh Dickinson University, where she also received her M.B.A. in December 1991.

         Dr. Hans J. Hansen has been Vice President, Research and Development, since March 1987. Effective July, 1999, Dr. Hansen reduced his employment with the Company to a part-time basis. Prior to joining the Company in 1985 as Director of Cell Biology, he was for three years the Director of Product Development at Ortho Diagnostic Systems, Inc., a subsidiary of Johnson & Johnson Corporation, where he developed monoclonal antibodies for the diagnosis of leukemia and other cancers. From 1969 to 1982, Dr. Hansen was with Hoffmann-La Roche in a variety of positions, becoming Director of the Department of Immunology in 1982. While at Hoffmann-La Roche, he developed the first in vitro diagnostic CEA immunoassay and had a major role in establishing its clinical importance in the diagnosis and management of cancer. Dr. Hansen has spent 38 years conducting clinical and basic research in the fields of cancer and autoimmune disease. His work has resulted in the issuance of eight United States patents and over 90 publications relating to cancer and autoimmune diseases.

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

         There are no family relationships between directors and executive officers except that Dr. Goldenberg and Ms. Sullivan are husband and wife.

                                     PART II

Item 5 -- Market For Registrant's Common Stock and Related Stockholder Matters

         The Company's Common Stock is traded on The Nasdaq National Market under the symbol 'IMMU'. The table below sets forth for the periods indicated the high and low sales prices for the Company's Common Stock, as reported by The Nasdaq Stock Market. As of October 7, 1999, there were approximately 1,011 holders of record of the Company's Common Stock.

 Fiscal Quarter Ended                                    High          Low

 September 30, 1997..................................... 5 1/2        3 15/16
 December 31, 1997...................................... 5 1/2        3 1/8
 March 31, 1998......................................... 5 1/8        2 3/4
 June 30, 1998.......................................... 6 5/8        3 3/4

 September 30, 1998..................................... 4 15/16      2 5/8
 December 31, 1998...................................... 4 3/8        2 5/8
 March 31, 1999......................................... 4 3/16       2 1/16
 June 30, 1999.......................................... 2 7/8        1 1/8


Item 6 -- Selected Financial Data (fiscal year ended June 30)

                                                      1999            1998           1997           1996           1995
                                                         (In thousands, except per share amounts)

  Total revenues.................................     $  7,559        $  7,595       $  3,841       $  1,700     $  3,189
  Total operating expenses.......................       18,838          19,406         17,775         15,000       14,593
  Net loss.......................................      (11,279)        (11,811)       (13,934)       (13,300)     (11,404)
  Dividends on preferred stock...................          409              --             13             --           --
  Net loss allocable to common shareholders            (11,688)        (11,811)       (13,947)       (13,300)     (11,404)
  Net loss per common share......................     $  (0.31)       $  (0.32)      $  (0.39)      $  (0.40)    $  (0.38)
  Weighted average shares outstanding............       37,782          36,643         35,445         32,904       30,098
  Cash, cash equivalents and marketable
    securities...................................     $  9,422        $  7,583       $ 15,024       $ 28,691     $ 22,814
  Total assets...................................       16,959          14,942         22,635         35,720       28,224
  Long-term debt.................................          228              --             --             --           --
  Stockholders' equity(1)........................       12,455          10,526         17,446         31,153       23,629

(1) The Company has not paid cash dividends on its Common Stock since its inception.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Statements made in this Form 10-K, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the 'safe harbor' provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors, including those identified in "Business" and elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

         Since its inception, the Company has been engaged primarily in the research and development and, more recently, the commercialization of proprietary products relating to the detection, diagnosis and treatment of cancer and infectious diseases. The Company has incurred significant operating losses since its formation in 1982 and has not earned a profit since its inception. These operating losses and failure to be profitable have been due mainly to the significant amount of money that the Company has had to spend on research and development. As of June 30, 1999, the Company had an accumulated deficit of approximately $99,000,000. The Company expects to continue to experience operating losses until such time, if at all, that it is able to generate sufficient revenues from sales of CEA-Scan(R), LeukoScan(R) and its other potential products.

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

         CEA-Scan and LeukoScan are the only products which the Company is currently licensed to market and sell. To date, the Company has received only limited revenues from the sale of these products. There can be no assurance that these products will achieve market acceptance or generate significant sales.

Unless the Company receives substantial revenues from these products, future revenues will be dependent in large part upon its receiving payments from corporate partners under licensing and research agreements or from government grants. However, there can be no assurance that the Company will receive such payments in a timely manner, or at all.

         While the Company expects to receive approval from the FDA to market and sell LeukoScan in the United States, there can be no assurance that such approval will be received in a timely manner, if at all.

         The Company is also engaged in developing other biopharmaceutical products, which are in various stages of development and clinical testing.


Results of Operations
Fiscal Year 1999 compared to Fiscal Year 1998

         Revenues for fiscal year 1999 were $7,559,000 as compared to $7,595,000 in fiscal year 1998, representing a decrease of $36,000. The product sales for fiscal year 1999 were $6,097,000 as compared to $4,049,000 in fiscal year 1998, representing an increase of $2,048,000. The increase in product sales is mainly due to increased market acceptance of CEA-Scan and LeukoScan. Research and development revenue for fiscal year 1999 decreased by $484,000 as compared to fiscal 1998, primarily due to the recognition in fiscal year 1998, of previously deferred revenue received from Pharmacia Inc.("Pharmacia") in fiscal year 1997 and a decrease in grant revenue of $176,000. Interest and other income for fiscal year 1999 decreased by $1,585,000. Interest income decreased by $86,000 due to less cash available for investments. Other income decreased by $1,499,000 primarily due to the receipt, in November 1997, of an arbitration award of $1,800,000 including interest from its dispute with Pharmacia. The decrease in other income was offset in part by the receipt and recognition in fiscal year 1999 of $300,000 in final settlement of all claims between the Company and Mallinckrodt, Inc. and its affiliate under the prior distribution agreements, which were terminated in April 1998.
(see "Liquidity and Capital Resources").

         Total operating expenses for fiscal year 1999 were $18,838,000 as compared to $19,406,000 in fiscal year 1998, representing a decrease of $568,000. Research and development costs decreased by $1,638,000 as compared to fiscal year 1998, primarily due to a decrease in the level of expenditures required to obtain validation of the Company's manufacturing facility and lower cost associated with reduced patient enrollment for clinical trials. Cost of goods sold for fiscal year 1999 increased by $87,000 as compared to fiscal year 1998, mainly due to increased product sales. However, the decrease in cost of goods sold as a percentage of product sales reflects the benefit of product sales from inventory which was previously expensed by the Company prior to receiving product approval. Sales and marketing expenses for fiscal year 1999 were $6,524,000 as compared to $5,380,000 in fiscal year 1998, representing an increase of $1,144,000, primarily due to an increase in personnel associated with the Company's full-time oncology sales force in U.S. and increased operating expenses for Immunomedics Europe which increased by $288,000 as compared to fiscal year 1998. General and administrative costs for fiscal year 1999 decreased by $161,000 as compared to fiscal year 1998, primarily due to reduced legal costs as a result of the conclusion of the Pharmacia arbitration, which was settled in November 1997.

         Net loss allocable to common shareholders for fiscal year 1999 was $11,688,000, or $0.31 per share, as compared to a net loss of $11,811,000, or $0.32 per share, in fiscal year 1998. The lower net loss of $123,000 in 1999 as compared to 1998 primarily resulted from lower operating expenses, partially offset by slightly lower revenues, as discussed above and the accretion of preferred stock dividends on the Series F Preferred Stock issued in December 1998 (see "Liquidity and Capital Resources"). In addition, the net loss per share for fiscal 1999 was positively impacted by the higher weighted average number of shares outstanding during such period as compared to fiscal 1998, which increase was principally due to the conversion of the Company's Series D Preferred Stock (which was fully converted as of June 30, 1998) and the issuance of common stock pursuant to the Company's Structured Equity Line Flexible Financing Agreement (see Note 7 to Consolidated Financial Statements).

Fiscal Year 1998 compared to Fiscal Year 1997

         Revenues for fiscal year 1998 were $7,595,000 as compared to $3,841,000 in fiscal year 1997, representing an increase of $3,754,000. The product sales for fiscal year 1998 were $4,049,000 as compared to $1,387,000 in fiscal year 1997, representing an increase of $2,662,000. The increase in product sales was attributable to increased market acceptance of CEA-Scan and the launch of
LeukoScan in April 1997. Royalties and license fees for fiscal year 1998 decreased by $554,000, primarily due to the receipt of a nonrecurring $500,000 license fee from a corporate partner in fiscal year 1997. Research and development revenue for fiscal year 1998 increased by $550,000 as compared to fiscal year 1997, due to the recognition of previously deferred revenue received from Pharmacia. Interest and other income for fiscal year 1998 increased by $1,096,000, primarily due to the receipt of an arbitration award of $1,800,000, including interest, in its dispute with Pharmacia offset by a decrease in interest income of $721,000 due to reduced levels of cash available for investments.

         Total operating expenses for fiscal year 1998 were $19,406,000 as compared to $17,775,000 in fiscal year 1997, representing an increase of $1,631,000. Research and development costs decreased by $1,376,000 as compared to fiscal year 1997, primarily due to a decrease in the level of expenditures required to obtain validation of the Company's manufacturing facility and lower cost associated with reduced patient enrollment for clinical trials. Cost of goods sold for fiscal year 1998 increased by $177,000 as compared to fiscal year 1997, mainly due to increased product sales. Cost of goods sold as a percentage of product sales reflects the benefit of product sales from inventory which was previously expensed by the Company prior to receiving product approval. Sales and marketing expenses for fiscal year 1998 were $5,380,000 as compared to $1,792,000 in fiscal year 1997, representing an increase of $3,588,000, primarily due to expenses of $1,753,000 associated with the Company's then newly hired full-time oncology sales force and operating expenses for Immunomedics Europe which increased by $1,632,000 as compared to the same period of 1997. General and administrative costs for fiscal year 1998 decreased by $758,000 as compared to the same period of 1997, primarily due to reduced legal costs as a result of the conclusion of the Pharmacia arbitration, which was settled in November 1997.

         Net loss allocable to common shareholders for the fiscal year 1998 was $11,811,000, or $0.32 per share, as compared to a net loss of $13,947,000, or $0.39 per share, in fiscal year 1997. The lower net loss of $2,136,000 in 1998 as compared to 1997 primarily resulted from higher revenues, partially offset by higher operating expenses, as discussed above. In addition, the net loss per share for fiscal year 1998 was impacted by the higher weighted average number of shares outstanding during such period as compared to fiscal year 1997, which increase was principally due to the conversion of the Company's Series D Preferred Stock (see Note 7 to Consolidated Financial Statements).

Liquidity and Capital Resources

         At June 30, 1999, the Company had working capital of $7,823,000, representing an increase of $2,357,000 from June 30, 1998. The Company has long term obligations of $228,000 and certain other lease obligations (see Note 11 of Notes to Consolidated Financial Statements). The net increase in working capital resulted principally from the Company's December 1998 private placement partially offset by the net loss allocable to common shareholders during fiscal year 1999 of $11,688,000 and capital expenditures.

         On December 23, 1997, the Company entered into a Structured Equity Line Flexible Financing Agreement (the "Equity Line") with an investor (the "Investor"), pursuant to which, subject to the satisfaction of certain conditions, the Company could have received up to an aggregate of $30,000,000 over a 36-month period. The Company terminated the Equity Line as of December 9, 1998. As of the termination date, the Company had received a total of $5,350,000 for which the Company issued 1,358,838 shares of common stock. In connection with the Equity Line, the Company issued to the Investor a four-year warrant to purchase 50,000 shares of the common stock at an exercise price of $7.5375 per share (180% of closing sales price of common stock at the time of issuance). In addition, the Company issued to the Investor an additional four-year warrant to purchase 54,000 shares of common stock (representing 5,000 shares for each $500,000 of common stock purchased by the Investor under the Equity Line during calendar 1998). The exercise price of such additional warrant is $7.087 per share (180% of the weighted average purchase price of the common stock purchased by the Investor during the year).

         On December 9, 1998, the Company completed a private placement of 1,250 shares of Series F Convertible Preferred Stock (the "Series F Stock") to several investors and received net proceeds of $12,349,800. Each share of Series F Stock has an initial stated value of $10,000, which increases at the rate of 4% per annum. The increase in stated value of the Series F Stock totaled $281,944 at June 30, 1999. The Series F Stock became convertible at the option of the investors, in whole or in part, on June 8, 1999. The number of shares of common stock issuable upon conversion of each share of Series F Stock will be determined by dividing the stated value of $10,000 plus an accretion of 4% per annum, by the conversion price then in effect. In accordance with the terms of the Series F Preferred Stock, the Company was required to recognize an assumed incremental yield of $127,500 (calculated at the date of issuance and based on a beneficial conversion feature). Such amount was amortized as a preferred stock dividend over a six month period beginning with the date of issuance.

         The conversion price is equal to:

         (a) the Variable Price, if such Variable Price is less than $2.50; except that prior to December 9, 1999, subject to acceleration in certain instances, if the Variable Price is greater than $2.25 and less than $2.50, the conversion price will equal $2.50;

         (b) $2.50, if the Variable Price is equal to or greater than $2.50 and less $3.75; and

         (c) $2.50 plus one-half of the amount, if any, by which the Variable Price exceeds $3.75, if the Variable Price is greater that $3.75.

         The $2.50 conversion price was set based on 125% of the "Initial Fixed Price" of $2.00, which was set as the average closing bid price of the Common Stock during the 20 trading days ended June 6, 1999. The "Variable Price" will be equal to the average of the 15 lowest closing bid prices for the Common Stock during the 45 trading days immediately preceding a conversion date.
         If all the Series F Stock had been converted as of September 24, 1999, the Company would have been required to issue approximately 10,974,000 shares of Common Stock.

         Under certain circumstances and at certain prices, the Company may elect to redeem any shares of Series F Stock. Under certain circumstances, the Company may require the investors to convert their Series F Stock. The Company has granted the investors certain participation rights if the Company issues any future floating rate convertible securities. The holders of the Series F Stock generally do not have the right to vote for the election of directors or on other matters, except to the extent their rights would be adversely affected.

         Upon the occurrence of certain events, the Company may be required to redeem the Series F Stock, pay certain penalties and/or adjust the conversion price. These events include the following:

         (a) If the Company consolidates, merges or otherwise combines with another entity and as a result the stockholders of the Company immediately prior to such transaction do not retain sufficient voting power to elect a majority of the board of directors of the new or combined entity, then the holders of the Series F Stock may require the Company to redeem their shares at a price per share equal to the greater of (1) 125% of the stated value of $10,000 per share plus the accretion of 4% per annum, and (2) the value of the Common Stock that would be issuable upon conversion of the Series F Stock. However, if the consolidation, merger or other business combination occurs as a result of a proxy solicitation which was not approved or recommended by the Company's Board of Directors, then, if the holders exercise their redemption rights, the Company may, in lieu of redemption, either (y) readjust the Initial Fixed Price to 80% of the lower of (A) the lowest Variable Price during the period beginning on the date such solicitation is announced and ending on the date such solicitation is consummated, abandoned or terminated or (B) the Initial Fixed Price then in effect, or (z) pay a penalty of 1% per day of the stated value of $10,000 per share plus the accretion of 4% per annum for a maximum of 10 days in any 365-day period.

         (b) If at least a  specified  percentage  of the  holders of the Common
Stock accept a purchase, tender or exchange offer, then the holders of the Series F Stock may require the Company to redeem their shares at a price per share equal to the greater of (1) 125% of the stated value of $10,000 per share plus the accretion of 4% per annum, and (2) the value of the Common Stock that would be issuable upon conversion of the Series F Stock. However, if such purchase, tender or exchange offer was not approved or recommended by the Company's Board of Directors; then, if the holders exercise their redemption rights, the Company may, in lieu of redemption, either (y) readjust the Initial Fixed Price to 80% of the lower of (A) the lowest Variable Price during the period beginning on the date such offer is announced and ending on the date such offer is consummated, abandoned or terminated or (B) the Initial Fixed Price then in effect, or (z) pay a penalty of 1% per day of the stated value of $10,000 per share plus the accretion of 4% per annum for a maximum of 10 days in any 365-day period.

         (c) If the Company completes a sale of all or substantially all of its assets, then the holders of the Series F Stock may require the Company to redeem their shares at a price per share equal to the greater of (1) 125% of the stated value of $10,000 per share plus the accretion of 4% per annum, and (2) the value of the Common Stock that would be issuable upon conversion of the Series F Stock.

         (d) If the registration statement under the Securities Act of 1933 covering the resale by the investors of the Common Stock issuable upon conversion of the Series F Stock ceases to be available to the investors for the resale of their shares for more than 10 consecutive days, then the holders of the Series F Stock may require the Company to redeem their shares at a price per share equal to the greater of (1) 125% of the stated value of $10,000 per share plus the accretion of 4% per annum, and (2) the value of the Common Stock that would be issuable upon conversion of the Series F Stock. However, if the unavailability of the registration statement is not the result of the Company's failure to use its best efforts, then, if the holders exercise their redemption rights, the Company may, in lieu of redemption, (y) pay a penalty of 1% per day of the stated value of $10,000 per share plus the accretion of 4% per annum for a maximum of 15 days in any 365-day period, and (z) readjust the Initial Fixed Price to 80% of the lowest Variable Price during the period commencing on the day the registration statement became unavailable and ending on the day the registration statement is again available for use.

         (e) If the Common Stock is delisted or suspended from the Nasdaq National Market for a period of more than five consecutive days, then the holders of the Series F Stock may require the Company to redeem their shares at a price per share equal to the greater of (1) 125% of the stated value of $10,000 per share plus the accretion of 4% per annum, and (2) the value of the Common Stock that would be issuable upon conversion of the Series F Stock. However, if the Common Stock is delisted from the Nasdaq National Market then, if the holders exercise their redemption rights, the Company may, in lieu of redemption, (y) readjust the Initial Fixed Price to 68.5% of the lowest Variable Price during the period commencing on the date of delisting and continuing for 45 days thereafter, or (z) pay a penalty of 1% per day of the stated value of $10,000 per share plus the accretion of 4% per annum for a maximum of 15 days in any 365-day period.

         Pursuant to its agreement with the investors, the Company called a Special Meeting of Stockholders on March 19, 1999, at which meeting stockholders approved the issuance of any shares upon conversion of the Series F Stock in excess of 20% of the number of shares of common stock the Company had outstanding on December 9, 1998 (i.e., 7,577,617) in accordance with the rules and regulations of The Nasdaq Stock Market, Inc.

         Each investor has agreed that if it engages in short sales transactions or other hedging activities during the 45 trading days immediately preceding a conversion date which involve, among other things, sales of shares of the Common Stock, the investor will place its sale orders for common stock in the course of such activities so as not to complete or effect any such sale on any trading day during such period at a price which is lower than the lowest sale effected on such day by persons other than such investor or its affiliates.

         Because the market price of the Common Stock is subject to fluctuation, the Company agreed, pursuant to the terms of a registration rights agreement, to register for resale by the investors at least 200% of the number of shares of common stock that would be issuable if all the Series F Stock were converted as of the date of the filing of the registration statement and, thereafter, maintain the registration of at least 150% of the number of shares of common stock that would be issuable if all the Series F Stock were then converted. The registration statement currently in effect covers 10,000,000 shares of common stock. If the registration statement is insufficient to permit the resale by the investors of all the common shares issuable upon conversion of the Series F Stock, the investors, in addition to any other remedies, have the right to require the Company to redeem all or any portion of the remaining outstanding shares of Series F Stock (at a price equal to the greater of 125% of the stated value of $10,000 per share plus the accretion of 4% per annum and the value of the Common Stock which would have been issued upon conversion) as well as pay to them a penalty of $5 per share of Series F Stock for each day that sales cannot be made. The registration statement would not cover a sufficient number of shares to permit the investors to resell all the shares they could acquire upon conversion if the Variable Price is less than approximately $1.29 (which threshold will increase over time due to the 4% accretion to the stated value). The Common Stock in the recent past has traded below this price.

         The Company has received a waiver, dated October 11, 1999, from the holders of the Series F Stock with respect to the rights discussed above either to require redemption or to receive penalties conditioned upon the Company (a) filing a registration statement, on or before November 11, 1999, covering at least 200% of the number of shares of common stock that would be issuable if all the Series F Stock were converted as of the date of the filing of the registration statement and (b) having such registration statement declared effective on or before December 11, 1999. However, if failure of the registration statement to be declared effective by December 11, 1999 is not the result of the Company's failure to use its best efforts, then, if the holders exercise their redemption rights, the Company may, in lieu of redemption, (y) pay a penalty of 1% per day of the stated value of $10,000 per share plus the accretion of 4% per annum for a maximum of 15 days in any 365-day period, and
(z) readjust the Initial Fixed Price to 80% of the lowest Variable Price during the period commencing on the day the registration statement became unavailable for sale of all the shares and ending on the day the registration statement is again available for use for sale of all the shares. In addition, notwithstanding whether or not the Company has used its best efforts, if the registration statement is not filed by November 11, 1999 and declared effective by December 11, 1999, the investors also will be entitled to the $5 per day penalty (discussed above) accruing from the first day that the Company was in breach of such registration obligation, which penalties would be significant. The Company intends to file the registration statement on or before November 11, 1999 and to use its best efforts to have it declared effective on or before December 11, 1999. While the new registration statement will cover a significant number of additional shares, the Company would not be required to issue any shares which are the subject of this additional registration statement unless the Variable Price at the time of conversion is below $1.29 (increased over time due to the 4% accretion to the stated value).

         The Company will also continue its discussions with the investors concerning a possible restructuring of certain other terms of the Series F Stock. However, there can be no assurance that any restructuring can be obtained upon terms acceptable to the Company, if at all.

         If the Company were required to redeem the Series F Stock or make any of the penalty payments, it may not have the financial ability to make such payments. Even if the Company did have the financial ability to redeem the Series F Stock or pay the required penalties, such payment could significantly and adversely affect its financial condition and deplete its cash resources.

         As of October 7, 1999, 22 shares of the Series F Stock had been converted into 193,994 shares of Common Stock. If all the remaining outstanding shares of Series F Stock had been converted as of October 7, 1999, the Company would have been required to issue approximately 10,836,000 additional shares of Common Stock.

         On October 28, 1998, the Company entered into an Equipment Financing Agreement with the New England Capital Corporation, pursuant to which the Company has received $450,000, to be repaid over a 36-month period. The proceeds of such financing were used to exercise the early purchase options for equipment previously leased through a master lease agreement. The financing is secured by various used equipment and an irrevocable letter of credit in the amount of $225,000. The letter of credit is collateralized by a cash deposit of an equivalent amount.

         The Company's liquid asset position, as measured by its cash, cash equivalents and marketable securities, was $9,422,000 at June 30, 1999, representing an increase of $1,839,000 from June 30, 1998. It is anticipated that working capital and cash, cash equivalents, and marketable securities will decrease during fiscal year 2000 as a result of planned operating expenses and capital expenditures, offset in part by projected revenues from product sales in the U. S. and Europe. However, there can be no assurance, as to the amount of revenues, if any, these products will provide. In April 1999, the Company implemented a cost reduction program which the Company anticipates saving approximately $3.5 million during the next 12 months. As part of such program, the workforce was reduced by twelve employees, for which the Company incurred severance expense of approximately $20,000.

         To date, the Company has not generated positive cash flow from operations. The Company believes that its existing working capital should be sufficient to meet its capital and liquidity requirements through fiscal year 2000 based on reduced spending levels, if necessary. However, the Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these are the success of its product commercialization and selling products, the technological advantages and pricing of the Company's products, and access to capital markets that can provide the Company with the resources when necessary to fund its strategic priorities. Without a significant increase in product revenues or other infusion of capital, the Company will be required to significantly reduce its operating expenses, including the amount of resources devoted to marketing and sales, product development and clinical trials, which could have a significant and adverse effect on the Company. The Company believes that it will require additional financial resources by the beginning of fiscal year 2001 in order for it to continue its projected levels of research and development and clinical trials of its proposed products and regulatory filings for new indications of existing products. There can no assurance that any additional financing will be available to the Company at all or on terms it finds acceptable or that the terms of such financing will not cause substantial dilution to existing stockholders.

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

Impact of Year 2000

         The Company has completed a review of its business systems, including its computer systems and manufacturing equipment, and has sent written inquiries to its customers, distributors and vendors as to their progress in identifying and addressing problems that their systems may face in correctly interpreting and processing date information as the year 2000 approaches and is reached. Based on this review, the Company is implementing a plan to achieve year 2000 compliance which the Company expects to complete by October, 1999. The Company believes that it will achieve year 2000 compliance in a manner which will be non-disruptive to its operations. In addition, the Company has commenced work on various types of contingency planning to address potential problem areas with internal systems, suppliers and other third parties which the Company expects to complete by October, 1999. Year 2000 compliance should not have a material adverse effect on the Company, including the Company's financial condition, results of operations or cash flow. The Company has incurred approximately $120,000 of costs to date related to year 2000. The Company estimates the additional cost of its year 2000 efforts to be approximately $130,000 based on management's current assessment and is subject to change. This additional cost will mainly consist of replacing its current telecommunication system and upgrading certain equipment.

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


Item 7A -- Quantitative and Qualitative Disclosures About Market Risk

         The following discussion about the Company's exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

         The Company's holdings of financial instruments are comprised primarily of corporate debt. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company's debt security portfolio represents funds held temporarily pending use in its business and operations. The Company manages these funds accordingly. The
Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate or return. The Company's market risk exposure consists principally of exposure to changes in interest rates. The Company's holdings also are exposed to the risks of changes in the credit quality of issuers. The Company typically invests in the shorter-end of the maturity spectrum, and at June 30, 1999 virtually all of the Company's holdings were in instruments maturing in one year or less.

Item 8 -- Financial Statements and Supplementary Data

                                                IMMUNOMEDICS, INC.

                                            CONSOLIDATED BALANCE SHEETS


                                                                            June 30,                 June 30,
                                                                              1999                     1998
                                                                       -------------------      -------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                $ 3,469,261              $ 7,568,147
     Marketable securities                                                      5,952,398                   14,845
     Accounts receivable, net of allowance for
       doubtful accounts of $39,398 and $21,398 at
      June 30, 1999  and 1998, respectively                                     1,101,820                1,039,477
     Inventory                                                                    818,883                  913,927
     Other current assets                                                         573,420                  345,491
                                                                       -------------------      -------------------

          Total current assets                                                 11,915,782                9,881,887

Property and equipment, net of accumulated
   depreciation of $6,789,157 and $5,815,070 at
   June 30, 1999  and 1998, respectively                                        4,818,139                5,059,935

Other long-term assets                                                            225,000                        -
                                                                       ===================      ===================
                                                                             $ 16,958,921             $ 14,941,822
                                                                       ===================      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                                       $    143,757             $          -
     Accounts payable                                                           2,078,562                1,831,458
     Other current liabilities                                                  1,870,949                2,584,769
                                                                       -------------------      -------------------

          Total current liabilities                                             4,093,268                4,416,227
                                                                       -------------------      -------------------

Long-term debt                                                                    228,470                        -

Minority interest                                                                 182,000                        -

Commitments and Contingencies
Stockholders' Equity:
     Preferred stock; $.01 par value, authorized 10,000,000 shares;
          Series F convertible, authorized 2,000 shares;
          issued and outstanding 1,250 and 0 shares
          at June 30, 1999 and 1998,  respectively
          (Liquidation preference aggregating $12,781,944 and $0
          at June 30, 1999 and 1998,  respectively)                                    13                        -
     Common stock; $.01 par value, authorized 70,000,000 shares;
          issued and outstanding 37,888,090 and 37,586,087 shares
          at June 30, 1999 and 1998,  respectively                                378,881                  375,861
     Capital contributed in excess of par                                     111,466,439               97,987,728
     Accumulated deficit                                                      (99,398,278)             (87,837,979)
     Accumulated other comprehensive income / (loss)                                8,128                      (15)
                                                                       -------------------      -------------------

          Total stockholders' equity                                           12,455,183               10,525,595
                                                                       -------------------      -------------------

                                                                             $ 16,958,921             $ 14,941,822
                                                                       ===================      ===================

See accompanying notes to consolidated financial statements.


                                                          IMMUNOMEDICS, INC.

                                     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                                Years ended June 30,
                                                                               ------------         ------------         -----------
                                                                                      1999                 1998                1997
                                                                               ------------         ------------         -----------

REVENUES:
     Product sales.............................................................$ 6,096,628          $ 4,049,031         $ 1,387,042
     Royalties and license fee.................................................     18,454               33,751             587,764
     Research and development..................................................    686,537            1,170,252             620,543
     Interest and other........................................................    757,813            2,342,505           1,246,118

                                                                               ------------         ------------         -----------
                                                                                 7,559,432            7,595,539           3,841,467
                                                                               ------------         ------------         -----------
COSTS AND EXPENSES:


     Cost of goods sold........................................................    278,135              191,343              14,508
     Research and development.................................................. 10,099,893           11,738,155          13,113,991
     Sales and marketing.......................................................  6,523,634            5,379,728           1,792,117
     General and administrative................................................  1,936,125            2,096,900           2,854,884
                                                                               ------------         ------------         -----------
                                                                                18,837,787           19,406,126          17,775,500
                                                                               ------------         ------------         -----------
Net loss ......................................................................(11,278,355)         (11,810,587)        (13,934,033)
Preferred stock dividends ( including assumed
   incremental yield attributable to a beneficial
   conversion feature of $127,500 for the year
   ended June 30, 1999 ).......................................................    409,444                    -              12,498

                                                                             --------------       --------------      --------------
Net loss allocable to common shareholders                                    $ (11,687,799)       $ (11,810,587)      $ (13,946,531)
                                                                             ==============       ==============      ==============

COMPREHENSIVE LOSS:

     Net loss................................................................$ (11,278,355)       $ (11,810,587)      $ (13,934,033)
     Other comprehensive income, net of tax:
          Foreign currency translation adjustments...........................        8,128                    -                   -
          Unrealized gain on securities .....................................           15                1,177               4,429
                                                                             --------------       --------------      --------------
     Other comprehensive income                                                      8,143                1,177               4,429
                                                                             --------------       --------------      --------------
Comprehensive loss ..........................................................$ (11,270,212)       $ (11,809,410)      $ (13,929,604)
                                                                             ==============       ==============      ==============
PER SHARE DATA:

Net loss per basic and diluted common share..................................$       (0.31)       $       (0.32)      $       (0.39)
                                                                             ==============       ==============      ==============
Weighted average number of common
   shares outstanding........................................................   37,782,376           36,643,319          35,445,033
                                                                             ==============       ==============      ==============


See accompanying notes to consolidated financial statements.

                                               IMMUNOMEDICS, INC.

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                     Years Ended June 30,
                                                                  ____________________________________________________
                                                                        1999                1998                1997
                                                                  ______________       _____________      _____________
Cash flows used in operating activities:

      Net loss                                                     $(11,278,355)       $(11,810,587)      $(13,934,033)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation and amortization                                     978,975             962,943          1,139,163
      Amortization of bond premium                                            -                   -              7,245
      Compensation expense for granting of minority interest            182,000                   -                  -
      Other                                                               8,128                   -                  -
      Changes in operating assets and liabilities:
           Accounts receivable                                          (62,343)           (480,460)          (555,880)
           Inventories                                                   95,044            (223,232)          (497,023)
           Other current assets                                        (227,929)            322,492             54,171
           Accounts payable                                             247,104            (528,798)           716,687
           Other current liabilities                                   (713,820)           (243,201)           (95,229)
                                                                  ______________        ____________       ____________

          Net cash used in operating activities                     (10,771,196)        (12,000,843)       (13,164,899)
                                                                  ______________        ____________       ____________

Cash flows provided by (used in) investing activities:

     Purchases of marketable securities                             (15,816,875)        (10,345,629)       (36,095,876)
     Proceeds from maturities of marketable securities                9,879,337          19,342,236         42,127,605
     Additions to property and equipment                               (737,179)           (329,685)          (722,165)
                                                                  ______________        ____________       ____________

          Net cash provided by / (used in)  investing activities     (6,674,717)          8,666,922          5,309,564
                                                                  ______________        ____________       ____________

Cash flows provided by financing activities:
     Issuance of convertible preferred stock, net                    12,349,800                   -                  -
     Issuance of common stock, net                                      850,000           4,457,500                  -
     Deposits - cash collateral                                        (225,000)                  -                  -
     Proceeds from debt                                                 450,000                   -                  -
     Payments of debt                                                   (77,773)                  -                  -
     Preferred stock dividends paid                                           -                   -            (12,498)
     Exercise of stock options                                                -             431,213            235,188
                                                                  ______________        ____________       ____________

          Net cash provided by financing activities                  13,347,027           4,888,713            222,690
                                                                  ______________        ____________       ____________

Increase / (Decrease) in cash and cash equivalents                   (4,098,886)          1,554,792         (7,632,645)
Cash and cash equivalents at beginning of period                      7,568,147           6,013,355         13,646,000
                                                                  ______________        ____________       ____________

Cash and cash equivalents at end of period                          $ 3,469,261         $ 7,568,147        $ 6,013,355
                                                                  ==============        ============       ============


See accompanying notes to consolidated financial statements.


                                                         IMMUNOMEDICS, INC.

                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                 Capital                     Accumulated
                                       Convertible             Common          Contributed                      Other
                                     Preferred Stock            Stock           in Excess   Accumulated     Comprehensive
                                  ---------------------------------------------
                                    Shares     Amount    Shares         Amount    of Par      Deficit       Income / (Loss)   Total
                                  --------------------------------------------------------------------------------------------------
Balance, at June 30, 1996........... 228,415  $ 2,284   34,305,485   $ 343,055  $92,894,349 $ (62,080,861)   $ (5,621) $ 31,153,206
  Issuance of common stock
    in exchange for convertible
    preferred stock (Series C), net..(28,415)    (284)     182,646       1,826       (1,542)            -           -             -
  Issuance of common stock
    in exchange for convertible
    preferred stock (Series D), net.(195,001)  (1,950)   1,733,439      17,334      (15,384)            -           -             -
  Exercise of options to
    purchase common stock..........        -        -       75,600         756      234,432             -           -       235,188
  Dividend on preferred stock......        -        -            -           -            -       (12,498)                  (12,498)
  Other comprehensive income.......        -        -            -           -            -             -       4,429         4,429
  Net loss.........................        -        -            -           -            -   (13,934,033)          -   (13,934,033)
------------------------------------------------------------------------------------------------------------------------------------
Balance, at June 30, 1997..............4,999       50   36,297,170     362,971   93,111,855   (76,027,392)     (1,192)   17,446,292
  Issuance of common stock
    in exchange for convertible
    preferred stock (Series D), net...(4,999)     (50)      62,332         623         (573)           -            -             -
  Issuance of common stock pursuant to
    Equity Line, net..........             -        -    1,056,835      10,569    4,446,931            -            -     4,457,500
  Exercise of options to
    purchase common stock..............    -        -      169,750       1,698      429,515            -            -       431,213
  Other comprehensive income...........    -        -            -           -            -            -        1,177         1,177
  Net loss.............................    -        -            -           -            -   (11,810,587)          -   (11,810,587)
------------------------------------------------------------------------------------------------------------------------------------
Balance, at June 30, 1998                  -        -   37,586,087     375,861   97,987,728   (87,837,979)        (15)   10,525,595
  Issuance of common stock
    pursuant to Equity Line, net.......... -        -      302,003       3,020      846,980            -            -       850,000
  Issuance of convertible
    preferred stock (Series F), net... 1,250       13            -           -   12,349,787            -            -    12,349,800
  Accretion of preferred
    stock dividends...................     -        -            -           -      281,944      (281,944)          -             -
  Other comprehensive income......                                                                              8,143         8,143
  Net loss............................     -        -            -           -            -   (11,278,355)          -   (11,278,355)
------------------------------------------------------------------------------------------------------------------------------------
Balance, at June 30, 1999              1,250     $ 13   37,888,090   $ 378,881 $111,466,439 $ (99,398,278)    $ 8,128  $ 12,455,183
                                  ==================================================================================================

See accompanying notes to consolidated financial statements.

                               Immunomedics, Inc.
                   Notes to Consolidated Financial Statements

1.     Business Overview

         Immunomedics, Inc. (the "Company") is engaged in researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based diagnostics and therapeutics for cancer and infectious diseases. The Company currently markets and sells CEA-Scan(R) in the U.S., and CEA-Scan and LeukoScan(R) throughout Europe and in certain other markets outside the U.S.

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

         The Company has not yet achieved profitable operations and there is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company's future operations are dependent on, among other things, the success of the Company's commercialization efforts and market acceptance of the Company's products.

         Since its inception in 1982, the Company's source of funds has been primarily dependent on private and public offerings of equity securities, revenues from research and development alliances, and product sales. The Company believes that its existing working capital should be sufficient to meet its capital and liquidity requirements through fiscal 2000 based on reduced spending levels, if necessary.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

         The consolidated financial statements include the accounts of Immunomedics, Inc. and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest is recorded for a majority-owned subsidiary (see Note 10).

Cash Equivalents and Marketable Securities

         The Company considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents.

         The Company's investments in cash equivalents and marketable securities are available for sale to fund growth in operations as the Company begins commercialization of its products. The portfolio at June 30, 1999 primarily consists of corporate debt securities.

Concentration of Credit Risk

         The  Company  invests   its  cash  in  debt  instruments  of  financial

                               Immunomedics, Inc.
            Notes to Consolidated Financial Statements - (Continued)

institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates.

Inventory

         Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead.

Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives (5-10 years) of the respective assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. The Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows. Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" has not had a material impact on the Company's consolidated financial position, operating results or cash flows.

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

Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities relate to the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements and tax returns. The Company has not recorded any tax benefits associated with its net deferred tax assets.

                               Immunomedics, Inc.
            Notes to Consolidated Financial Statements - (Continued)

Net Loss Per Share

         Basic and diluted net loss allocable to common shareholders is based on the net loss for the relevant period, adjusted for Preferred Stock dividends which includes $127,500 of an assumed incremental yield related to a beneficial conversion feature and $281,944 related to a 4% per annum stated value increase in security (see Note 7), divided by the weighted average number of shares issued and outstanding during the period. For the purposes of the diluted loss per share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the years ended June 30, 1999, 1998 and 1997. The Company has certain securities outstanding at June 30, 1999 that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.
Actual results could differ from those estimates.

Comprehensive Income

         On July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income consists of net income (loss) and net unrealized gains (losses) on securities and certain foreign exchange changes and is presented in the consolidated statements of operations and comprehensive loss. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Employee Stock Options

         The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretation in accounting for stock options issued to employees. Employee stock options are granted with an exercise price equal to the market price and, in accordance with APB No. 25, compensation expense is not recognized. Effective July 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". For the fair value of the employee stock options issued (see Note 7).

Financial Instruments

         The  carrying  amounts  of  cash   and  cash  equivalents,   marketable
securities and other current assets and current liabilities approximate fair value due to the short-term maturity of these

                               Immunomedics, Inc.
            Notes to Consolidated Financial Statements - (Continued)

instruments. Long-term debt rates are consistent with market rates so carrying value approximates fair value.

Reclassification

         Certain 1997 and 1998 balances have been reclassified to conform to the 1999 presentation.

3.     Marketable Securities

The Company utilizes SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income/(loss). The Company considers all of its current investments to be available-for-sale. Marketable securities at June 30, 1999 and 1998 consist of the following:

                                                                              Fair           Unrealized
                                                                              Market           Holding
  June 30, 1999                                             Cost Basis        Value          Gain/(Loss)
  _____________                                             __________     ___________       ___________
  Securities with contractual maturities
   from Date of Acquisition of one year or less:
      Corporate Debt Securities.......................      $5,952,000      $5,952,000       $     --
                                                            ==========      ==========       ===========
          Total Marketable Securities.................      $5,952,000      $5,952,000       $     --
                                                            ==========      ==========       ===========

                                                                              Fair           Unrealized
                                                                              Market           Holding
  June 30, 1998                                             Cost Basis        Value          Gain/(Loss)
  _____________                                             __________     ___________       ___________
  Securities with contractual  maturities from date
   of Acquisition of greater than one year:

      U.S. Debt Securities............................      $   15,000      $   15,000       $     --
                                                            ==========      ==========       ===========
          Total Marketable Securities.................      $   15,000      $   15,000       $     --
                                                            ==========      ==========       ===========

4.     Inventory
         Inventory consists of the following at June 30:

                                                    1999                 1998
                                               ___________          ___________
            Finished goods ................... $   446,000          $   607,000

            Raw materials.....................     373,000              307,000
                                               ___________          ___________
                                               $   819,000          $   914,000
                                               ===========          ===========

                               Immunomedics, Inc.
            Notes to Consolidated Financial Statements - (Continued)

5.     Property and Equipment

        Property and equipment consists of the following at June 30:

                                                   1999                 1998
                                              ____________         ____________

         Machinery and equipment............. $  3,112,000         $  2,909,000

         Leasehold improvements..............    6,925,000            6,564,000

         Furniture and fixtures..............      679,000              666,000

         Computer equipment..................      891,000              736,000
                                              ____________         ____________
                                                11,607,000           10,875,000

         Accumulated depreciation and
          amortization.......................   (6,789,000)          (5,815,000)
                                              ____________         ____________
                                              $  4,818,000         $  5,060,000
                                              ============         ============

6.     Other Current Liabilities

         Included in other current liabilities are amounts payable to medical institutions participating in the Company's clinical trial programs of approximately $640,000 and $568,000 at June 30, 1999 and 1998, respectively. Also included are amounts payable to various legal counsel of approximately $260,000 and $178,000, and accrued health insurance liabilities of approximately $239,000 at June 30, 1999 and 1998.

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

         On December 23, 1997, the Company entered into a Structured Equity Line Flexible Financing Agreement (the "Equity Line") with an investor (the "Investor"), pursuant to which, subject to the satisfaction of certain conditions, the Company could have received up to an aggregate

                               Immunomedics, Inc.
            Notes to Consolidated Financial Statements - (Continued)

of $30,000,000 over a 36-month period. The Company terminated the Equity Line as of December 9, 1998. As of the termination date, the Company had received a total of $5,350,000 for which the Company issued 1,358,838 shares of common stock. In connection with the Equity Line, the Company issued to the Investor a four-year warrant to purchase 50,000 shares of the common stock at an exercise price of $7.5375 per share (180% of closing sales price of common stock at the time of issuance). In addition, the Company issued to the Investor an additional four-year warrant to purchase 54,000 shares of common stock (representing 5,000 shares for each $500,000 of common stock purchased by the Investor under the Equity Line during calendar 1998). The exercise price of such additional warrant is $7.087 per share (180% of the weighted average purchase price of the common stock purchased by the Investor during the year).

         On December 9, 1998, the Company completed a private placement of 1,250 shares of 4% Series F Convertible Preferred Stock (the "Series F Stock") to several investors and received net proceeds of approximately $12,349,800. Each share of Series F Stock has an initial stated value of $10,000, which increases at the rate of 4% per annum. The increase in stated value of the Series F Stock totaled $281,944 at June 30, 1999. The Series F Stock became convertible at the option of the investors, in whole or in part, on June 8, 1999, subject to acceleration in certain instances. The number of shares of common stock issuable upon conversion of each share of Series F Stock will be determined by dividing the stated value of $10,000 plus an accretion of 4% per annum, by the conversion price then in effect. The conversion price for the Series F Stock generally will be the lesser of (a) 125% of the average market price on June 7, 1999 and (b) the average closing bid price of the Company's common stock during a specified period prior to conversion. In accordance with the terms of the Series F Preferred Stock, the Company was required to recognize an assumed incremental yield of $127,500 (calculated at the date of issuance and based on a beneficial conversion feature). Such amount was amortized as a preferred stock dividend over the six month period beginning with the date of issuance.

         Upon the occurrence of certain events, the Company may be required to redeem the Series F Stock, pay certain penalties and/or adjust the conversion price. These events include the following:

         (a) If the Company consolidates, merges or otherwise combines with another entity and as a result the stockholders of the Company immediately prior to such transaction do not retain sufficient voting power to elect a majority of the board of directors of the new or combined entity, then the holders of the Series F Stock may require the Company to redeem their shares at a price per share equal to the greater of (1) 125% of the stated value of $10,000 per share plus the accretion of 4% per annum, and (2) the value of the Common Stock that would be issuable upon conversion of the Series F Stock. However, if the consolidation, merger or other business combination occurs as a result of a proxy solicitation which was not approved or recommended by the Company's Board of Directors, then, if the holders exercise their redemption rights, the Company may, in lieu of redemption, either (y) readjust the Initial Fixed Price to 80% of the lower of (A) the lowest Variable Price during the period beginning on the date such solicitation is announced and ending on the date such solicitation is consummated, abandoned or terminated or (B) the Initial Fixed Price then in effect, or (z) pay a penalty of 1% per day of the stated value of $10,000 per share plus the accretion of 4% per annum for a maximum of 10 days in any 365-day period.

                               Immunomedics, Inc.
            Notes to Consolidated Financial Statements - (Continued)

         (b) If at least a  specified  percentage  of the  holders of the Common
Stock accept a purchase, tender or exchange offer, then the holders of the Series F Stock may require the Company to redeem their shares at a price per share equal to the greater of (1) 125% of the stated value of $10,000 per share plus the accretion of 4% per annum, and (2) the value of the Common Stock that would be issuable upon conversion of the Series F Stock. However, if such purchase, tender or exchange offer was not approved or recommended by the Company's Board of Directors; then, if the holders exercise their redemption rights, the Company may, in lieu of redemption, either (y) readjust the Initial Fixed Price to 80% of the lower of (A) the lowest Variable Price during the period beginning on the date such offer is announced and ending on the date such offer is consummated, abandoned or terminated or (B) the Initial Fixed Price then in effect, or (z) pay a penalty of 1% per day of the stated value of $10,000 per share plus the accretion of 4% per annum for a maximum of 10 days in any 365-day period.

         (c) If the Company completes a sale of all or substantially all of its assets, then the holders of the Series F Stock may require the Company to redeem their shares at a price per share equal to the greater of (1) 125% of the stated value of $10,000 per share plus the accretion of 4% per annum, and (2) the value of the Common Stock that would be issuable upon conversion of the Series F Stock.

         (d) If the registration statement under the Securities Act of 1933 covering the resale by the investors of the Common Stock issuable upon conversion of the Series F Stock ceases to be available to the investors for the resale of their shares for more than 10 consecutive days, then the holders of the Series F Stock may require the Company to redeem their shares at a price per share equal to the greater of (1) 125% of the stated value of $10,000 per share plus the accretion of 4% per annum, and (2) the value of the Common Stock that would be issuable upon conversion of the Series F Stock. However, if the unavailability of the registration statement is not the result of the Company's failure to use its best efforts, then, if the holders exercise their redemption rights, the Company may, in lieu of redemption, (y) pay a penalty of 1% per day of the stated value of $10,000 per share plus the accretion of 4% per annum for a maximum of 15 days in any 365-day period, and (z) readjust the Initial Fixed Price to 80% of the lowest Variable Price during the period commencing on the day the registration statement became unavailable and ending on the day the registration statement is again available for use.

         (e) If the Common Stock is delisted or suspended from the Nasdaq National Market for a period of more than five consecutive days, then the holders of the Series F Stock may require the Company to redeem their shares at a price per share equal to the greater of (1) 125% of the stated value of $10,000 per share plus the accretion of 4% per annum, and (2) the value of the Common Stock that would be issuable upon conversion of the Series F Stock. However, if the Common Stock is delisted from the Nasdaq National Market then, if the holders exercise their redemption rights, the Company may, in lieu of redemption, (y) readjust the Initial Fixed Price to 68.5% of the lowest Variable Price during the period commencing on the date of delisting and continuing for 45 days thereafter, or (z) pay a penalty of 1% per day of the stated value of $10,000 per share plus the accretion of 4% per annum for a maximum of 15 days in any 365-day period.

         Pursuant to its agreement with the investors, the Company called a Special Meeting of Stockholders on March 19, 1999, at which meeting stockholders approved the issuance of any shares

                               Immunomedics, Inc.
            Notes to Consolidated Financial Statements - (Continued)

upon conversion of the Series F Stock in excess of 20% of the number of shares of common stock the Company had outstanding on December 9, 1998 (i.e., 7,577,617) in accordance with the rules and regulations of The Nasdaq Stock Market, Inc.

         Each investor has agreed that if it engages in short sales transactions or other hedging activities during the 45 trading days immediately preceding a conversion date which involve, among other things, sales of shares of the Common Stock, the investor will place its sale orders for common stock in the course of such activities so as not to complete or effect any such sale on any trading day during such period at a price which is lower than the lowest sale effected on such day by persons other than such investor or its affiliates.

         Because the market price of the Common Stock is subject to fluctuation, the Company agreed, pursuant to the terms of a registration rights agreement, to register for resale by the investors at least 200% of the number of shares of common stock that would be issuable if all the Series F Stock were converted as of the date of the filing of the registration statement and, thereafter, maintain the registration of at least 150% of the number of shares of common stock that would be issuable if all the Series F Stock were then converted. The registration statement currently in effect covers 10,000,000 shares of common stock. If the registration statement is insufficient to permit the resale by the investors of all the common shares issuable upon conversion of the Series F Stock, the investors, in addition to any other remedies, have the right to require the Company to redeem all or any portion of the remaining outstanding shares of Series F Stock (at a price equal to the greater of 125% of the stated value of $10,000 per share plus the accretion of 4% per annum and the value of the Common Stock which would have been issued upon conversion) as well as pay to them a penalty of $5 per share of Series F Stock for each day that sales cannot be made. The registration statement would not cover a sufficient number of shares to permit the investors to resell all the shares they could acquire upon conversion if the Variable Price is less than approximately $1.29 (which threshold will increase over time due to the 4% accretion to the stated value). The Common Stock in the recent past has traded below this price.

         The Company has received a waiver, dated October 11, 1999, from the holders of the Series F Stock with respect to the rights discussed above either to require redemption or to receive penalties conditioned upon the Company (a) filing a registration statement, on or before November 11, 1999, covering at least 200% of the number of shares of common stock that would be issuable if all the Series F Stock were converted as of the date of the filing of the registration statement and (b) having such registration statement declared effective on or before December 11, 1999. However, if failure of the registration statement to be declared effective by December 11, 1999 is not the result of the Company's failure to use its best efforts, then, if the holders exercise their redemption rights, the Company may, in lieu of redemption, (y) pay a penalty of 1% per day of the stated value of $10,000 per share plus the accretion of 4% per annum for a maximum of 15 days in any 365-day period, and
(z) readjust the Initial Fixed Price to 80% of the lowest Variable Price during the period commencing on the day the registration statement became unavailable for sale of all the shares and ending on the day the registration statement is again available for use for sale of all the shares. In addition, notwithstanding whether or not the Company has used its best efforts, if the registration statement is not filed by November 11, 1999 and declared effective by December 11, 1999, the investors also will be entitled to the $5 per day penalty (discussed above) accruing from the

                               Immunomedics, Inc.
            Notes to Consolidated Financial Statements - (Continued)

first day that the Company was in breach of such registration obligation, which penalties would be significant. The Company intends to file the registration statement on or before November 11, 1999 and to use its best efforts to have it declared effective on or before December 11, 1999. While the new registration statement will cover a significant number of additional shares, the Company would not be required to issue any shares which are the subject of this additional registration statement unless the Variable Price at the time of conversion is below $1.29 (increased over time due to the 4% accretion to the stated value).

         If the Company were required to redeem the Series F Stock or make any of the penalty payments, it may not have the financial ability to make such payments. Even if the Company did have the financial ability to redeem the Series F Stock or pay the required penalties, such payment could significantly and adversely affect its financial condition and deplete its cash resources.

         As of October 7, 1999, 22 shares of the Series F Stock had been converted into 193,994 shares of Common Stock. If all the remaining outstanding shares of Series F Stock had been converted as of October 7, 1999, the Company would have been required to issue approximately 10,836,000 additional shares of Common Stock.

         Under the terms of the Company's 1983 Stock Option Plan, as amended (the "1983 Plan"), stock options were granted to employees and members of the Board of Directors, as determined by the Compensation Committee of the Board of Directors, at fair market value, become exercisable at 25% per year on each of the first through fourth anniversaries of the date of grant, and terminate if not exercised within ten years. In June 1993, the 1983 Plan expired, although options granted under the 1983 plan which have not terminated may continue to be exercised. On November 5, 1992, at the Company's Annual Meeting of Stockholders, adoption of the Company's 1992 Stock Option Plan (the "1992 Plan") was ratified. The basic terms of the 1992 Plan are substantially similar to those under the Company's 1983 Plan. Under the 1992 Plan, 3,000,000 shares were originally reserved for possible future issuance upon exercise of stock options, of which 497,875 were still available at June 30, 1999 for future grant. At June 30, 1999, 2,857,375 shares of common stock were reserved for possible future issuance upon exercise of stock options outstanding and future stock option grants.

         Pursuant to the terms of the 1992 Plan, each outside Director of the Company who had been a Director prior to July 1 is granted, on the first business day of July of each year, an option to purchase shares of the Company's common stock at fair market value, the amount of which is determined at the discretion of the Company's Board of Directors. On July 1, 1999, 80,000 stock options were granted to these Directors.

         The Company has adopted the disclosure-only provisions of SFAS No. 123, and applies APB Opinion No. 25 in accounting for its plans and, accordingly, has not recognized compensation cost for its stock option plan in its consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS

                               Immunomedics, Inc.
            Notes to Consolidated Financial Statements - (Continued)

No. 123, the Company's net loss allocable to common shareholders and related per share amounts would have been the pro forma amounts indicated below:

                                                         1999             1998           1997
                                                      ___________     ___________    ___________

Net loss allocable to common
 shareholders- as reported..........................  $11,687,799     $11,810,587    $13,946,531

Net loss allocable to common
 shareholders- pro forma............................   11,962,194      11,957,299     14,225,532

Net loss allocable to common
 shareholders per share - as reported...............          .31             .32            .39

Net loss allocable to common
 shareholders per share - pro forma.................          .32             .33            .40


         The fair value of each option granted during the three years ended June 30, 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions; (I) dividend yield of 0%,
(II) expected term of 8 years, 8 years and 9.9 years, (III) expected volatility of 80% at June 30, 1999 and 42% at June 30, 1998 and 1997, and (IV) a risk-free interest rate of 5.06%, 5.57% and 6.50% for the years ended June 30, 1999, 1998 and 1997, respectively. The weighted average fair value at the date of grant for options granted during the years ended June 30, 1999, 1998 and 1997 was $1.26, $2.55 and $4.91 per share, respectively.

         The pro forma effects on net loss allocable to common shareholders and related per share amounts for 1999, 1998 and 1997 may not be representative of the pro forma effects in future years since (i) compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extends beyond the reported years, (ii) and does not take into effect the proforma compensation expense related to grants made prior to the year ended June 30, 1996.

         Information concerning options for the years ended June 30, 1999, 1998 and 1997 is summarized as follows:

                                                                     Fiscal 1999
                                                                     ___________
                                                           Shares       Option  Price Range
                                                          _________     ___________________
  Outstanding, July 1, 1998.............................. 1,987,500      $2.25    -   12.88

  Granted................................................   945,000       1.78    -    4.63

  Exercised..............................................         -               -

  Terminated.............................................  (573,000)      2.25    -   12.88
                                                          _________
  Outstanding, June 30, 1999............................. 2,359,500       1.78    -   12.88
                                                          _________
  Exercisable, June 30, 1999............................. 1,343,625       2.25    -   12.88
                                                          _________     ___________________

                               Immunomedics, Inc.
            Notes to Consolidated Financial Statements - (Continued)

                                                                     Fiscal 1998
                                                                     ___________
                                                           Shares       Option  Price Range
                                                          _________     ___________________


  Outstanding, July 1, 1997.............................  2,220,250      $2.25   -   12.88

  Granted...............................................    138,000       4.38   -    5.31

  Exercised.............................................  (169,750)       2.25   -    3.63

  Terminated............................................  (201,000)       3.13   -    7.38
                                                          _________
  Outstanding, June 30, 1998............................  1,987,500       2.25   -   12.88
                                                          _________     ___________________

                                                                     Fiscal 1997
                                                                     ___________
                                                           Shares       Option  Price Range
                                                          _________     ___________________

  Outstanding, July 1, 1996.............................  2,280,475      $2.25   -   10.75

  Granted...............................................    552,000       4.75   -   12.88

  Exercised.............................................    (75,600)      2.25   -    3.63

  Terminated............................................   (536,625)      3.13   -    7.38
                                                          _________
  Outstanding, June 30, 1997............................  2,220,250       2.25   -   12.88
                                                          _________     ___________________

8.     Income Taxes

         The Company utilizes SFAS No. 109, "Accounting for Income Taxes" to account for income taxes. Pursuant to the accounting standard, the tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets as of June 30, 1999, 1998 and 1997 are presented below:

                                                                    1999             1998             1997
                                                                 ____________     ____________     ____________
Deferred tax assets:
      Net operating loss carry forwards..................        $37,722,000      $33,040,000      $29,210,000
      Research and development credits...................          4,364,000        4,160,000        3,830,000
      Property and equipment.............................            838,000          647,000          500,000
      Other..............................................            383,000          574,000          565,000
                                                                 ____________     ____________     ____________
  Total..................................................         43,307,000       38,421,000       34,105,000

  Valuation allowance....................................        (43,307,000)     (38,421,000)     (34,105,000)
                                                                 ____________     ____________     ____________
  Net deferred taxes.....................................        $       --       $        --        $      --
                                                                 ============     ============     ============

                               Immunomedics, Inc.
            Notes to Consolidated Financial Statements - (Continued)

         The valuation allowances for fiscal years 1999, 1998 and 1997 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. The valuation allowances as of June 30, 1999, 1998 and 1997 include $4,886,000, $4,316,000 and $5,775,000 relating to fiscal years 1999, 1998 and 1997 operations, respectively. The tax benefit assumed using the federal statutory tax rate of 34% has been reduced to an actual benefit of zero due principally to the aforementioned valuation allowance.

         At June 30, 1999, the Company has available net operating loss carryforwards for federal income tax reporting purposes of approximately $96,000,000, which expire at various dates between 2000 and 2019. Pursuant to
Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company's net operating loss and research credit carryforwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. As a result of certain financing arrangements, the Company may have experienced such ownership changes. Accordingly, the Company's net operating loss carryforwards available to offset future federal taxable income arising before such ownership changes may be limited. Similarly, the Company may be restricted in using its research credit carryforwards arising before such ownership changes to offset future federal income tax expense. The Company made no payments of federal or state income taxes during the years ended June 30, 1999, 1998 and 1997.

9.     Related-Party Transactions

         The Center for Molecular Medicine and Immunology ("CMMI") (also known as the Garden State Cancer Center) is a not-for-profit corporation, established in 1983 by Dr. David M. Goldenberg, Chairman of the Board, Chief Executive Officer and the major shareholder of the Company. CMMI is devoted primarily to cancer research.

         Dr. Goldenberg currently serves as the President of CMMI pursuant to an employment agreement and during fiscal 1999 devoted more of his working time to CMMI than to the Company. Allocations between CMMI and the Company regarding research projects are overseen by the Board of Trustees of CMMI and the Board of Directors of the Company, excluding Dr. Goldenberg, to minimize potential conflicts of interest. Dr. Hans Hansen, an officer of the Company, is an adjunct member of CMMI. Certain employees of CMMI serve as consultants to the Company.

         CMMI is currently conducting basic research and patient evaluations in a number of areas of potential interest to the Company. Under its license agreement with CMMI, the Company has the right of first negotiation to obtain exclusive, worldwide licenses from CMMI to manufacture and market potential products and technology covered by the license agreement under terms representing fair market price, to be determined at the time the license is obtained.

         The license agreement terminates on December 31, 1999, with the Company having the right to seek good-faith negotiation to extend the agreement for an additional five-year period. The Company retains licensing rights to inventions made during the term of the agreement for a period of five years from the time of disclosure.

         The Company has reimbursed CMMI for expenses incurred on behalf of the Company,

                               Immunomedics, Inc.
            Notes to Consolidated Financial Statements - (Continued)

including amounts incurred pursuant to research contracts, in the amounts of approximately $45,000, $98,000 and $69,000 during the years ended June 30, 1999, 1998 and 1997, respectively. The Company also provides CMMI with laboratory materials and supplies in connection with research conducted in areas of potential interest to the Company at no cost to CMMI.

         During each of the years ended June 30, 1999, 1998 and 1997, the Board of Directors of the Company authorized grants to CMMI of $200,000 to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI. Pursuant to a collaborative research and license agreement, dated as of January 21, 1997, between the Company and CMMI, the Company has paid to CMMI an annual license fee of $200,000 in fiscal years 1999, 1998 and 1997.

10.    License and Distribution Agreements

         On November 24, 1997, the Company entered into a Distribution Agreement with Eli Lilly Deutschland GmbH ("Lilly") pursuant to which Lilly packages and distributes LeukoScan within the countries comprising the European Union and certain other countries subject to receipt of regulatory approvals. Also, effective April 6, 1998, Lilly began packaging and distributing CEA-Scan within the countries comprising the European Union. The Company pays Lilly a service fee based primarily on the number of units of product packaged and shipped. The parties contemplate that other Company products may be handled under this arrangement when appropriate.

         On November 28, 1997, the Company was awarded $1.8 million, including interest, from its arbitration claim against Pharmacia for breach of contract and fiduciary duty arising out of the license agreement with a predecessor of Pharmacia that had been terminated in 1995. This amount was recognized as other revenue in fiscal year 1998. Additionally, the Company recognized as revenue a portion of funds previously received from Pharmacia pertaining to CEA-Scan clinical trials for which the Company no longer has an obligation. Such amounts had been recorded as deferred revenue.

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

         On December 21, 1998, the Company received $300,000 in final settlement of all claims between the Company and Mallinckrodt, Inc. and its affiliate under the prior distribution agreements, which were terminated in April 1998. This amount was recognized as other revenue in fiscal year 1999.

The Company, through its 80% owned subsidiary, IMG Technology, LLC ("IMG"), has formed a joint venture with Coulter Corporation ("Coulter") for the purpose of developing targeted cancer therapeutics. The joint venture, known as IBC Pharmaceuticals, LLC ("IBC") was organized as a Delaware limited liability company. On March 5, 1999 the Company contributed to IBC, on

                               Immunomedics, Inc.
            Notes to Consolidated Financial Statements - (Continued)

behalf of IMG , certain rights to its proprietary humanized antibodies against the cancer marker carcinoembryonic antigen (which had a financial reporting carrying value of zero), which is used in its CEA-Cide therapeutic, and Coulter contributed to IBC certain rights to its bispecific targeting technology called the "Affinity Enhancement System" or AES. The Company assigned its rights pursuant to the terms of a license agreement with IBC dated March 5, 1999 in exchange for the grant to IMG of its interest in IBC ("Immunomedics License
Agreement"). Coulter received its interest in IBC in exchange for its contribution. The license granted to IBC is a worldwide, royalty free, exclusive license which is limited to the "IBC Field" with respect to the "Immunomedics Patent Property" and the "Immunomedics Biotechnology Assets," as those terms are defined in the Immunomedics License Agreement. Additionally on March 5, 1999, several investors contributed $3,000,000 to IBC in exchange for a 7% interest in the venture. IMG's and Coulter's interests in IBC are 49.55% and 43.45% respectively. Coulter, IMG and the investors entered into an operating agreement (the "IBC Operating Agreement") which establishes the rights and obligations of the respective members. Under the terms of the IBC Operating Agreement, neither IMG nor Coulter may sell any portion of its interest in IBC without first providing the other with a right of first refusal with respect to such sale, provided that after a public offering of IBC securities, IMG and Coulter will be permitted to sell up to 20% of their respective interests in IBC free of such right of first refusal. IMG is a Delaware limited liability company owned 80% by the Company and 20% by Dr. David Goldenberg. Dr. Goldenberg received his interest pursuant to the terms of his employment agreement with the Company. IMG is intended to be a single purpose entity, its sole asset being its interest in IBC. Dr. Goldenberg and IMG have entered into an operating agreement (the "IMG Operating Agreement") which establishes their relative rights and obligations (see Note 11). In connection with Dr. Goldenberg's receipt of an interest in IMG, the Company recognized $182,000 of compensation expense, based on the fair value of technology transferred, and has reflected his interest as a minority interest on the consolidated financial statements as of June 30, 1999. Dr. Goldenberg also serves as Chairman of the Board of IBC.

11.    Commitments and Contingencies

         On November 1, 1993, the Company and Dr. Goldenberg entered into a five-year employment agreement (the "Agreement") with an additional one-year assured renewal and thereafter automatically renewable for additional one-year periods unless terminated by either party as provided in the Agreement. Dr. Goldenberg will receive an annual base salary of not less than $220,000, subject to increases as determined by the Board of Directors. Effective July 1, 1997, the Board of Directors increased Dr. Goldenberg's annual base salary to $265,000. The Company has agreed to extend Dr. Goldenberg's employment agreement for a five-year period which expires on October 31, 2003. Dr. Goldenberg voluntarily reduced his annual base salary effective June 1999, from $265,000 to $225,000. Further, the Company acknowledged and approved Dr. Goldenberg's continuing involvement with CMMI and IBC.

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

                               Immunomedics, Inc.
            Notes to Consolidated Financial Statements - (Continued)

performing services for CMMI), Dr. Goldenberg has made or conceived or hereafter makes or conceives, or the making or conception of which he has materially contributed to or hereafter contributes to, all as defined in the Agreement (collectively "Goldenberg Discoveries").

         Further, pursuant to the Agreement, Dr. Goldenberg will receive, subject to certain restrictions, incentive compensation of 0.5% on the first $75,000,000 of all defined annual net revenue of the Company and 0.25% on all such annual net revenue in excess thereof (collectively "Revenue Incentive Compensation"). With respect to the period that Dr. Goldenberg is entitled to receive Revenue Incentive Compensation on any given products, it will be in lieu of any other percentage compensation based on sales or revenue due him with respect to such products under this Agreement or the existing License Agreement between the Company and Dr. Goldenberg. With respect to any periods that Dr. Goldenberg is not receiving such Revenue Incentive Compensation for any products covered by patented Goldenberg Discoveries or by certain defined prior inventions of Dr. Goldenberg, he will receive 0.5% on cumulative annual net sales of, royalties, certain equivalents thereof, and, to the extent approved by the Board, other consideration received by the Company for such products, up to a cumulative annual aggregate of $75,000,000 and 0.25% on any cumulative annual aggregate in excess of $75,000,000 (collectively "Incentive Payments"). A $100,000 annual minimum payment will be paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments. For each of the years ended June 30, 1999, 1998 and 1997, the Company paid Dr. Goldenberg the minimum required payment of $100,000. Dr. Goldenberg will also receive a percent, not less than 20%, to be determined by the Board, of net consideration (including license fees) which the Company receives for any disposition, by sale, license or otherwise (discussions directed to which commence during the term of his employment plus two years) of any defined Undeveloped Assets of the Company which are not budgeted as part of the Company's strategic plan. Pursuant thereto, Dr. Goldenberg received his interest in IMG (See Note 10).

         The Company is obligated under an operating lease for facilities used for research and development, manufacturing and office space. On May 29, 1998, the Company exercised its right to renew for an additional term of three years expiring in May 2002 at a base annual rate of $441,000. The lease provides for a second renewal period of five years expiring May 2007. The lease provides for an option to purchase the facility, subject to certain terms and conditions as specified in the lease. Rental expense related to this lease was approximately $425,000, $425,000 and $428,000 in fiscal years 1999, 1998 and 1997, respectively. Minimum lease commitments for facilities and equipment are as follows for fiscal years ending:

                2000 ..............................$596,000
                2001 ............................. $441,000
                2002 ..............................$441,000
                2003 ..............................$446,000
                2004 ..............................$449,000

         The Company is involved in various claims and litigation arising in the normal course of business. Management believes that the outcome of such claims and litigation will not have a material adverse effect on the Company's financial position and results of operations.

                               Immunomedics, Inc.
            Notes to Consolidated Financial Statements - (Continued)

12.    Debt

         On October 28, 1998, the Company entered into an Equipment Financing Agreement with the New England Capital Corporation, pursuant to which the Company has received $450,000, at the interest rate of 9.52% per annum, to be repaid over a 36-month period. The proceeds of such financing were used to exercise the early purchase options for equipment previously leased through a master lease agreement. The financing is secured by various equipment and an irrevocable letter of credit in the amount of $225,000. The letter of credit is collateralized by a cash deposit of an equivalent amount which is included in "Other long- term assets" on the accompanying consolidated balance sheet. At June 30, 1999, the Company's indebtedness under this agreement was $372,227. In the fiscal year ended June 30, 1999, the Company paid $23,162 in interest under this agreement.

13.      Geographic Segments

         Effective July 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". As discussed in Note 1, the Company manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based diagnostics and therapeutics for cancer and infectious diseases, and it currently reports as a single industry segment. The Company markets and sells its products in the U.S. and throughout Europe. During fiscal year 1999, revenues from one major customer amounted to approximately 16% of total consolidated revenues.

         The following table presents financial information based on the geographic location of the facilities of Immunomedics, Inc. as of and for the year ending June 30, 1999:

                           United States          Europe               Total
                           _____________        __________          ___________

    Total assets           $ 15,759,669         $1,199,252          $16,958,921
    Long-lived assets         4,764,546             53,593            4,818,139
    Revenues                  4,594,966          2,964,466            7,559,432

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Immunomedics, Inc.:

     We have audited the accompanying consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immunomedics, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.



Short  Hills,  New  Jersey                                    KPMG LLP
August  20,  1999,  except as to
paragraphs nine through eleven of
Note 7, which are as of
October 11, 1999

Item 9 -- Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure

         Not applicable.


                                    PART III


Item 10 -- Directors and Executive Officers of the Registrant

         The information required for this item is incorporated herein by reference to the 1999 Definitive Proxy Statement. See also "Executive Officers of the Registrant" in Part I, following Item 4.


Item 11 -- Executive Compensation

         The information required for this item is incorporated herein by reference to the 1999 Definitive Proxy Statement.


Item 12 -- Security Ownership of Certain Beneficial Owners and Management

         The information required for this item is incorporated herein by reference to the 1999 Definitive Proxy Statement.


Item 13 -- Certain Relationships and Related Transactions

         The information required for this item is incorporated herein by reference to the 1999 Definitive Proxy Statement.



                                     PART IV

Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Documents filed as part of this Report:
1.       -- Consolidated Financial Statements:
            Consolidated Balance sheets - June 30, 1999 and 1998
            Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 1999, 1998 and 1997
            Consolidated Statements of Stockholders' Equity for the years ended June 30, 1999, 1998 and 1997
            Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997
            Notes to Consolidated Financial Statements
            Independent Auditors' Report - KPMG LLP

2.        -- Financial Statement:
             All schedules have been omitted because of the absence of conditions under which they would be required or because the required information is included in the financial statements or the notes thereto.
 3.       -- Articles of incorporation and by-laws
 3.1(a)   -- Certificate of Incorporation of the Company, as filed with the
             Secretary of State of the State of Delaware on July 6, 1982(e)
 3.1(b)   -- Certificate of Amendment of the Certificate of  Incorporation of
             the Company as filed with the Secretary of State of the State of Delaware on April 4, 1983(e)
 3.1(c)   -- Certificate of Amendment of the Certificate of  Incorporation of
             the Company as filed with the Secretary of State of the State of Delaware on December 14, 1984(e)
 3.1(d)   -- Certificate of Amendment of the Certificate of  Incorporation of
             the Company as filed with the Secretary of State of the State of Delaware on March 19, 1986(e)
 3.1(e)   -- Certificate of Amendment of the Certificate of  Incorporation of
             the Company as filed with the Secretary of State of the State of Delaware on November 17, 1986(e)
 3.1(f)   -- Certificate of Amendment of the Certificate of  Incorporation of
             the Company as filed with the Secretary of State of the State of Delaware on November 21, 1990(f)
 3.1(g)   -- Certificate of Designation of Rights and Preferences, as filed with the Secretary of State of the State of Delaware on March 1, 1991(g)
 3.1(h)   -- Certificate of Amendment of the Certificate of  Incorporation of
             the Company, as filed with the Secretary of State of the State of Delaware on December 7, 1992(j)
 3.1(i)   -- Certificate of Designation of Rights and Preferences of the
             Company's Series B Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on December 21, 1994(l)
 3.1(j)   -- Certificate of Designation of Rights and Preferences of the
             Company's Series C Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on September 25, 1995
             (n)
 3.1(k)   -- Certificate of Designation of Rights and Preferences of the
             Company's Series D Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on June 26, 1996(o)
 3.1(l)   -- Certification of Amendment of the Certificate of Incorporation of
             the Company as filed with the Secretary of State of the State of Delaware on November 7, 1996(p).
 3.1(m)   -- Certificate of Designation of Rights and Preferences of the
             Company's Series E Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on January 23, 1998(r)
 3.1(n)   -- Amended Certificate of Designations, Preferences and Rights of
             Series F Convertible Preferred Stock of Immunomedics, Inc.(v)
 3.2      -- Amended and Restated By-Laws of the Company(j)
 4.       -- Instruments defining the rights of security holders, including indentures.
 4.1      -- Specimen Certificate for Common Stock(e)
 4.2      -- Structured Equity Line Flexible Financing Agreement, dated as of
             December 23, 1997, between Immunomedics, Inc. and Cripple Creek Securities, LLC(s)
 4.3      -- Registration Rights Agreement, dated as of December 23, 1997, between Immunomedics, Inc. and Cripple Creek Securities, LLC(s)
 4.4      -- Common Stock Purchase Warrant issued to Cripple Creek Securities,
             LLC(s)
 4.5      -- Form of additional Common Stock Purchase Warrant issuable to
             Cripple Creek Securities, LLC(s)
 4.6      -- Rights Agreement, dated as of January 23, 1998, between
             Immunomedics, Inc. and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate(r)

10.       -- Material contracts
10.1(a)   -- 1983 Stock Option Plan, as amended(h)
10.1(b)   -- Form of Stock Option Agreement(e)
10.2      -- Exclusive License Agreement with David M. Goldenberg, dated as of
             July 14, 1982(a)
10.3      -- Agreement among the Company, David M. Goldenberg and the Center for
             Molecular Medicine and Immunology, Inc. dated, May, 1983(a)
10.4      -- Memorandum of Understanding with David M. Goldenberg, dated
             September 10, 1984(b)
10.5      -- Immunomedics, Inc. 401(k) Retirement Plan(c)
10.6.     -- Executive Supplemental Benefits Agreement with David M. Goldenberg, dated as of July 18, 1986(c)
10.7.     -- License Agreement between Hoffmann-La Roche, Inc. and David M.
             Goldenberg, dated as of April 29, 1986(c)
10.8      -- License  Agreement  with F. James  Primus  dated July 7, 1983(d)
10.9      -- Amended and Restated License Agreement among the Company, CMMI and
             David M. Goldenberg, dated December 11, 1990(h)
10.10     -- Lease Agreement with Baker Properties Limited partnership, dated
             January 16, 1992(i)
10.11     -- Immunomedics, Inc. 1992 Stock Option Plan(p)
10.12.    -- Amended and Restated Employment Agreement, dated November 1, 1993, between the Company and Dr. David M. Goldenberg(k)
10.13.    -- Amendment,  dated March 11, 1995, to the Amended and Restated
             License  Agreement  among  the  Company,   CMMI,  and  David  M.
             Goldenberg, dated December 11, 1990(m)
10.14.    -- Manufacturing  Agreement,  dated as of April 4, 1996, between the
             Company and SP Pharmaceuticals, formerly the Oncology Division of Pharmacia & Upjohn (Confidential treatment has been requested for certain portions of the Agreement)(o)
10.15     -- License Agreement, dated as of January 21, 1997, between the
             Company and Center for Molecular Medicine and Immunology, Inc.(q)
10.16     -- Distribution  Agreement,  dated  as of  November  24,  1997, between Immunomedics, Inc. and Eli Lilly Deutschland GmbH (Confidential treatment has been requested for certain portions of the Agreement)(t)
10.17     -- Distribution and Product Services Agreement, dated as of May 15,
             1998, between Immunomedics, Inc. and Integrated Commercialization Solutions, Inc. (Confidentiality treatment has been requested for certain portions of the Agreement)(u).
10.18     -- Securities Purchase Agreement, dated December 9, 1998, by and among
             Immunomedics, Inc. and the Investors.(v)
10.19     -- Registration Rights Agreement by and among dated December 9, 1998, by and among Immunomedics, Inc. and the Investors.(v)
10.20     -- Operating  Agreement,  dated March 5, 1999,  by and among IMG
             Technology, LLC, Coulter Corporation and the investors named therein.(w)
10.21     -- License Agreement, dated March 5, 1999, by and between
             Immunomedics, Inc. and IBC Pharmaceuticals, LLC.(w)
10.22     -- Operating Agreement, dated March 5, 1999, by and between IMG
             Technology, LLC and David M. Goldenberg.(w)

11.       -- Statement recomputation of per share earnings -- Not required since such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.
12.       -- Statements re computation of ratios -- Not applicable.
21.       -- Subsidiaries of the Company
23.       -- Consent of Experts and Counsel
23.1      -- Consent of Independent Accountants -- KPMG LLP
27.       -- Financial Data Schedule
____________________________________

   (a) -- Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-1 effective October 6, 1983 (Commission File No. 2-84940).
   (b)    -- Incorporated by reference from the Exhibits to the Company's
             Annual Report on Form 10-K for the year ended June 30, 1985.
   (c)    -- Incorporated by reference from the Exhibits to the Company's
             Annual  Report on Form 10-K for the  fiscal  year ended June 30,
             1986.
   (d) -- Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.
   (e) -- Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
   (f) -- Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December31, 1990.
   (g) -- Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1991.
   (h) -- Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-2 effective July 24, 1991 (Commission File No. 33-41053).
   (i) -- Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-2 effective January 30, 1992 (Commission File No. 33-44750).
   (j) -- Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
   (k) -- Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993.
   (l) -- Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1994.
   (m) -- Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
   (n) -- Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.
   (o)    -- Incorporated   by  reference   from  the  Exhibits  to  the
             Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.
   (p) -- Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.
   (q) -- Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.
   (r) -- Incorporated by reference from the Exhibits to the Company's Registration Statement on Form 8-A, as filed with the Commission on January 29, 1998.
   (s) -- Incorporated by reference from the exhibits to the Company's Registration Statement on Form S-3, as filed with the Commission on January 29, 1998.

   (t) -- Incorporated by reference from the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997.
   (u) -- Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.
   (v) -- Incorporated by reference from the Exhibits to the Company's Current Report on Form 8-K, dated December 15, 1998.
   (w) -- Incorporated by reference from the Exhibits to the Company's Current Report on Form 8-K, dated March 23, 1999.

   (b) Reports on Form 8-K:

            None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                     IMMUNOMEDICS, INC.

Date: October 13, 1999
                                                   By  /s/ DAVID M. GOLDENBERG
                                                      __________________________
                                                        David M. Goldenberg
                                                    Chairman and Chief Executive
                                                               Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Title                          Date

/s/ DAVID M. GOLDENBERG          Chairman and Chief             October 13, 1999
 ..........................       Executive Officer
David M. Goldenberg              (Principal Executive Officer)


/s/ SHAILESH R. ASHER            Controller and Acting          October 13, 1999
 ..........................       Chief Financial Officer
Shailesh R. Asher                (Principal Financial
                                 and Accounting Officer)

/s/ MARVIN E. JAFFE              Director                       October 13, 1999
 .........................
Marvin E. Jaffe

/s/ RICHARD R. PIVIROTTO         Director                       October 13, 1999
 .........................
Richard R. Pivirotto

/s/ RICHARD C. WILLIAMS          Director                       October 13, 1999
 .........................
Richard C. Williams