Form 10-Q
period 1999-09-30
IMMUNOMEDICS INC
filed 1999-11-15
CIK 722830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended September 30, 1999

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______________ to _______________

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

As of November 12, 1999, there were 39,938,021 shares of the registrant's common stock outstanding.

                               IMMUNOMEDICS, INC.

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements (Unaudited):

                  Condensed Consolidated Balance Sheets -                      3
                  September 30, 1999 and June 30, 1999

                  Condensed Consolidated Statements of Operations
                  and Comprehensive Loss-                                      4
                  three months ended September 30, 1999 and 1998

                  Condensed Consolidated Statements of Cash Flows -            5
                  three months ended September 30, 1999 and 1998

                  Notes to Condensed Consolidated Financial Statements -       6
                  September 30, 1999

Item 2.  Management's Discussion and Analysis of                              15
                  Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risks          22


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     23


SIGNATURES                                                                    24


                                             IMMUNOMEDICS, INC.
                                    Condensed Consolidated Balance Sheets
                                                 (Unaudited)

                                                                          September 30,            June 30,
                                                                              1999                   1999
                                                                         ---------------       ---------------
                               ASSETS
Current Assets:
     Cash and cash equivalents                                           $   1,937,379         $    3,469,261
     Marketable securities                                                   5,722,026              5,952,398
     Accounts receivable, net of allowance for
       doubtful accounts of $45,398 and $39,398 at
       September 30, 1999 and June 30, 1999, respectively                      772,556              1,101,820
     Inventory                                                                 802,877                818,883
     Other current assets                                                      569,121                573,420
                                                                         ---------------       ---------------
          Total current assets                                               9,803,959             11,915,782

Property and equipment, net of accumulated
       depreciation of $7,033,706 and $6,789,157 at
       September 30, 1999  and June 30, 1999, respectively                   4,597,802              4,818,139

Other long-term assets                                                         225,000                225,000
                                                                         ---------------       ---------------
                                                                         $  14,626,761         $   16,958,921
                                                                         ===============       ===============


                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                                   $     147,298         $      143,757
     Accounts payable                                                        2,111,117              2,078,562
     Other current liabilities                                               1,644,365              1,870,949
                                                                         ---------------       ---------------
          Total current liabilities                                          3,902,780              4,093,268
                                                                         ---------------       ---------------
Long-term debt                                                                 190,349                228,470

Minority interest                                                              182,000                182,000

Commitments and Contingencies
Stockholders' Equity:
     Preferred stock; $.01 par value, authorized 10,000,000 shares;
          Series F convertible, authorized 2,000 shares;
          issued and outstanding 1,250 and 1,250 shares
          at September 30, 1999 and June 30, 1999,  respectively
          (Liquidation preference aggregating $12,906,944 and $12,781,944
          at September 30, 1999 and June 30, 1999,  respectively                    13                     13
     Common stock; $.01 par value, authorized 70,000,000 shares;
          issued and outstanding 37,888,090 and 37,888,090 shares
          at September 30, 1999 and June 30, 1999,  respectively               378,881                378,881
     Capital contributed in excess of par                                  111,591,439            111,466,439
     Accumulated deficit                                                  (101,639,637)           (99,398,278)
     Accumulated other comprehensive income                                     20,936                  8,128
                                                                         ---------------       ---------------
          Total stockholders' equity                                        10,351,632             12,455,183
                                                                         ---------------       ---------------
                                                                         $  14,626,761         $   16,958,921
                                                                         ===============       ===============


                   See accompanying notes to condensed consolidated financial statements.


                                             IMMUNOMEDICS, INC.
                    Condensed Consolidated Statements of Operations and Comprehensive Loss
                                                 (Unaudited)


                                                                               Three Months Ended
                                                                                  September 30,
                                                                          1999                    1998
                                                                    -----------------      -------------------
Revenues:
     Product sales                                                  $      1,153,788       $        1,667,272
     Royalties and license fee                                                 1,438                    4,387
     Research and development                                                126,792                   86,622
     Interest and other                                                      105,024                   85,345
                                                                    -----------------      -------------------
                                                                           1,387,042                1,843,626
                                                                    -----------------      -------------------

Costs and Expenses:
     Cost of goods sold                                                       61,722                   68,662
     Research and development                                              2,055,478                2,620,799
     Sales and marketing                                                     881,215                1,575,694
     General and administrative                                              504,986                  507,074
                                                                    -----------------      -------------------
                                                                           3,503,401                4,772,229
                                                                    -----------------      -------------------
Net loss                                                                  (2,116,359)              (2,928,603)
                                                                    -----------------      -------------------

Preferred stock dividends                                                    125,000                        -
                                                                    -----------------      -------------------
Net loss allocable to common shareholders                           $     (2,241,359)      $       (2,928,603)
                                                                    =================      ===================

Comprehensive Loss:
     Net loss                                                       $     (2,116,359)      $       (2,928,603)
                                                                    -----------------      -------------------
    Other comprehensive income (loss), net of tax:
         Foreign currency translation adjustments                             12,808                  (59,533)
         Unrealized gain on securities available for sale                          -                       15
                                                                    -----------------      -------------------
    Other comprehensive income (loss)                                         12,808                  (59,518)
                                                                    -----------------      -------------------
Comprehensive loss                                                  $     (2,103,551)      $       (2,988,121)
                                                                    =================      ===================
Per Share Data:
Net loss per basic and diluted common share                         $          (0.06)      $            (0.08)
                                                                    =================      ===================
Weighted average number of common
   shares outstanding                                                     37,888,090               37,586,087
                                                                    =================      ===================


                     See accompanying notes to condensed consolidated financial statements.

                                                      IMMUNOMEDICS, INC.
                                        Condensed Consolidated Statements of Cash Flows
                                                          (Unaudited)


                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                  1999                             1998
                                                                          ---------------------            ---------------------
Cash flows used in operating activities:

      Net loss                                                            $        (2,116,359)             $        (2,928,603)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation and amortization                                                    244,549                          257,923
      Changes in operating assets and liabilities                                      155,540                         (422,325)
      Other                                                                             12,808                          (59,533)
                                                                          ---------------------            ---------------------

          Net cash used in operating activities                                     (1,703,462)                      (3,152,538)
                                                                          ---------------------            ---------------------

Cash flows from investing activities:

     Purchases of marketable securities                                             (5,722,026)                               -
     Proceeds from maturities of marketable securities                               5,952,398                           14,860
     Additions to property and equipment                                               (24,212)                         (78,129)
                                                                          ---------------------            ---------------------

          Net cash provided by  (used in) investing activities                         206,160                          (63,269)
                                                                          ---------------------            ---------------------

Cash flows used in financing activities - payments of debt                             (34,580)                               -
                                                                          ---------------------            ---------------------

Decrease in cash and cash equivalents                                               (1,531,882)                      (3,215,807)

Cash and cash equivalents at beginning of period                                     3,469,261                        7,568,147
                                                                          ---------------------            ---------------------

Cash and cash equivalents at end of period                                $          1,937,379             $          4,352,340
                                                                          =====================            =====================


                            See accompanying notes to condensed consolidated financial statements.

                               IMMUNOMEDICS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)      Business Overview and Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Immunomedics, Inc. (the "Company"), which incorporate the Company's majority owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000 or any other period.

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

         For further information, refer to the annual financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1999.

(2)      Cash Equivalents and Marketable Securities

         The Company considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents. Included in other current assets at September 30, 1999 and June 30, 1999 is accrued interest earned on cash equivalents and marketable securities of $39,100 and $38,600, respectively.

(3)      Income Taxes

         The Company has never made payments of Federal or State income taxes and does not anticipate generating book income in fiscal 2000; therefore, no income taxes have been reflected for the three-month period ended September 30, 1999.

                               IMMUNOMEDICS, INC.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

(4)      Net Loss Per Share

         Basic and diluted net loss allocable to common shareholders is based on the net loss for the relevant period, adjusted for Preferred Stock dividends of $125,000 related to a 4% per annum stated value increase in security (see Note 7), divided by the weighted average number of shares issued and outstanding during the period. For the purposes of the diluted loss per share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the period ended September 30, 1999 and 1998. The Company has certain securities outstanding at September 30, 1999 that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

(5)      Comprehensive Income

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

         On December 9, 1998, the Company completed a private placement of 1,250 shares of Series F Convertible Preferred Stock (the "Series F Stock") to several investors and

                               IMMUNOMEDICS, INC.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

         received net proceeds of $12,349,800. Each share of Series F Stock has an initial stated value of $10,000, which increases at the rate of 4% per annum. The increase in stated value of the Series F Stock totaled $406,944 at September 30, 1999. The Series F Stock became convertible at the option of the investors, in whole or in part, on June 8, 1999. The number of shares of common stock issuable upon conversion of each share of Series F Stock will be determined by dividing the stated value of $10,000 plus an accretion of 4% per annum, by the conversion price then in effect. In accordance with the terms of the Series F Preferred Stock, the Company was required to recognize an assumed incremental yield of $127,500 (calculated at the date of issuance and based on a beneficial conversion feature). Such amount was amortized as a preferred stock dividend over a six month period beginning with the date of issuance.

         The conversion price is equal to:

         (a) the Variable Price, if the Variable Price is less than $2.50; except that prior to December 9, 1999, subject to acceleration in certain instances, if the Variable Price is greater than $1.80 and less than $2.50, the conversion price will equal $2.50; or

         (b) $2.50, if the Variable Price is equal to or greater than the $2.50 and less than $3.75; or

         (c) $2.50 plus one-half of the amount, if any, by which the Variable Price exceeds $3.75, if the Variable Price is greater than $3.75.

         The $2.50 conversion price was set based on 125% of the "Initial Fixed Price" of $2.00, which was the average closing bid price of the Common Stock during the 20 trading days ended June 6, 1999. The "Variable Price" is equal to the average of the 15 lowest closing bid prices for the Common Stock during the 45 trading days immediately preceding a conversion date.

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

         Upon the occurrence of certain events, the Company may be required to redeem the Series F Stock, pay certain penalties and/or adjust the conversion price. These events include the following:

         (a) If the Company consolidates, merges or otherwise combines with another entity and as a result the stockholders of the Company immediately prior to the transaction do not retain sufficient voting power to elect a majority of the board of directors of the new or

                               IMMUNOMEDICS, INC.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

         combined entity, then the holders of the Series F Stock may require the Company to redeem their shares at a price per share equal to the greater of (1) 125% of the stated value of $10,000 per share plus the accretion of 4% per annum, and (2) the value of the Common Stock that would be issuable upon conversion of the Series F Stock. However, if the consolidation, merger or other business combination occurs as a result of a proxy solicitation which was not approved or recommended by the Company's Board of Directors, then, if the holders exercise their redemption rights, the Company may, in lieu of redemption, (y) readjust the Initial Fixed Price to 80% of the lower of (A) the lowest Variable Price during the period beginning on the date the solicitation is announced and ending on the date the solicitation is consummated, abandoned or terminated or (B) the Initial Fixed Price then in effect, and (z) pay a penalty of 1% per day of the stated value of $10,000 per share plus the accretion of 4% per annum for a maximum of 10 days in any 365-day period.

         (b) If at least a specified percentage of the holders of the Common Stock accept a purchase, tender or exchange offer, then the holders of the Series F Stock may require the Company to redeem their shares at a price per share equal to the greater of (1) 125% of the stated value of $10,000 per share plus the accretion of 4% per annum, and (2) the value of the Common Stock that would be issuable upon conversion of the Series F Stock. However, if the purchase, tender or exchange offer was not approved or recommended by the Company's Board of Directors; then, if the holders exercise their redemption rights, the Company may, in lieu of redemption, (y) readjust the Initial Fixed Price to 80% of the lower of (A) the lowest Variable Price during the period beginning on the date such offer is announced and ending on the date such offer is consummated, abandoned or terminated or (B) the Initial Fixed Price then in effect, and (z) pay a penalty of 1% per day of the stated value of $10,000 per share plus the accretion of 4% per annum for a maximum of 10 days in any 365-day period.

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

                               IMMUNOMEDICS, INC.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

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

         In certain cases, if the events described above occur more than once in any 365-day period, there will be a further downward adjustment of the Initial Fixed Price.

         Pursuant to its agreement with the investors, the Company called a Special Meeting of Stockholders on March 19, 1999, at which meeting stockholders approved the issuance of any shares of common stock upon conversion of the Series F Stock in excess of 20% of the number of shares of common stock the Company had outstanding on December 9, 1998 (i.e., 7,577,617) in accordance with the rules and regulations of The Nasdaq Stock Market, Inc.

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

         Because the market price of the Common Stock is subject to fluctuation, the Company agreed, pursuant to the terms of a registration rights agreement, to register for resale by the investors at least 200% of the number of shares of common stock that would be issuable if all the Series F Stock were converted as of the date of the filing of the registration statement and, thereafter, maintain the registration of at least 150% of the number of shares of common stock that would be issuable if all the Series F Stock were then converted. Accordingly, when the Company originally filed its registration statement in December 1998, the prospectus covered 10,000,000 shares of common stock, which was the Company's good faith estimate of this obligation at that time. As the registration shares

                               IMMUNOMEDICS, INC.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

         issuable upon conversion of the Series F Stock, the investors, in addition to any other remedies, claimed they had the right to require the Company to redeem all or any portion of the remaining outstanding shares of Series F Stock (at a price equal to the greater of 125% of the stated value of $10,000 per share plus the accretion of 4% per annum and the value of the Common Stock which would have been issued upon conversion) as well as pay to them a penalty of $5 per share of Series F Stock with respect to each day that the registration statement was insufficient.

         The Company has received a waiver, dated October 11, 1999, from the holders of the Series F Stock with respect to the rights discussed above either to require redemption or to receive penalties, conditioned upon the Company's (a) filing a registration statement, on or before November 11, 1999, covering at least 200% of the number of shares of common stock that would be issuable if all the Series F Stock were converted as of the date of the filing of the registration statement and (b) having such registration statement declared effective on or before December 11, 1999. The Company filed such registration statement on November 9, 1999, covering an additional 9,878,463 shares of Common Stock. However, if failure of the registration statement to be declared effective by December 11, 1999 is not the result of the Company's failure to use its best efforts, then, if the holders exercise their redemption rights, the Company may, in lieu of redemption, (y) pay a penalty of 1% per day of the stated value of $10,000 per share plus the accretion of 4% per annum for a maximum of 15 days in any 365-day period, and (z) readjust the Initial Fixed Price to 80% of the lowest Variable Price during the period commencing on the day the registration statement became unavailable for sale of all the shares and ending on the day the registration statement is again available for use for sale of all the shares. In addition, notwithstanding whether or not the Company has used its best efforts, if the registration statement is not declared effective by December 11, 1999, the investors also will be entitled to the $5 per day penalty (discussed above) accruing from the first day that the Company was in breach of such registration obligation, which penalties would be significant. The Company intends to use its best efforts to have the registration statement declared effective on or before December 11, 1999. Even though the Company filed the registration statement on November 9, 1999, there can be no assurance that it will be declared effective by December 11, 1999; the timing of such declaration of effectiveness is, for the most part, within the discretion of the SEC.

         In addition, until the registration statement is declared effective, the Company will be unable to exercise certain of its rights with respect to the Series F Stock and assuming that the Company had otherwise satisfied the other conditions to the exercise of these rights, including (a) the right, upon 20 days advanced notice, to redeem all of the outstanding shares of Series F Stock at a 20% annualized premium, and (b) the right, upon three days advanced notice, to require the investors to convert their Series F Stock if the closing bid price of the Company's common stock has exceeded $5.00 for a specified period of time. The Company will lose these rights altogether if the Company fails to have the registration statement declared effective by December 11, 1999. The Company continues to have the right, upon five days advanced notice, to redeem any or all shares of Series F Stock presented for conversion at a conversion price of less than $1.80 at a redemption price equal to 105% of the stated value of $10,000 per share plus the accretion of 4% per annum.

                               IMMUNOMEDICS, INC.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

         While the registration statement filed on November 9, 1999 covers an additional 9,878,463 shares of the Company's Common Stock in addition to the 7,950,069 shares of Common Stock included in the Company's prior prospectus, the Company would not be required to issue any shares which are the subject of this additional registration statement unless the Variable Price at the time of conversion on average is below $1.33
        (increased over time due to the 4% accretion to the stated value).

         The Company also plans to continue its separate discussions with each of the investors concerning a possible restructuring of certain other terms of the Series F Stock. However, the Company cannot assure that any restructuring can be accomplished upon terms the Company finds acceptable, if at all.

         If the Company were required to redeem the Series F Stock or make any of the penalty payments, it may not have the financial ability to make such payments. Even if the Company did have the financial ability to redeem the Series F Stock or pay the required penalties, such payment could significantly and adversely affect its financial condition and deplete its cash resources.

         As of November 12, 1999, 232.5 shares of the Series F Stock had been converted into 2,049,931 shares of Common Stock. If all the remaining outstanding shares of Series F Stock had been converted as of November 12, 1999, the Company would have been required to issue approximately 8,750,000 additional shares of Common Stock.

(8)      License and Distribution Agreements

         On November 24, 1997, the Company entered into a Distribution Agreement with Eli Lilly Deutschland GmbH ("Lilly") pursuant to which Lilly will package and distribute LeukoScan within the countries comprising the European Union and certain other countries, subject to receipt of regulatory approvals. Also, effective April 6, 1998, Lilly began packaging and distributing CEA-Scan within the countries comprising the European Union. The Company pays Lilly a service fee based primarily on the number of units of product packaged and shipped. The parties contemplate that other future Company products may be handled under this arrangement when appropriate.

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

                               IMMUNOMEDICS, INC.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

         The Company, through its 80% owned subsidiary, IMG Technology, LLC ("IMG"), has formed a joint venture with Coulter Corporation ("Coulter") for the purpose of developing targeted cancer therapeutics. The joint venture, known as IBC Pharmaceuticals, LLC ("IBC"), has been organized as a Delaware limited liability company. On March 5, 1999 the Company contributed to IBC, on behalf of IMG , certain rights to its proprietary humanized antibodies against the cancer marker carcinoembryonic antigen (which had a financial reporting carrying value of zero), which is used in its CEA-Cide therapeutic, and Coulter contributed to IBC certain rights to its bispecific targeting technology called the "Affinity Enhancement System" or AES. The Company assigned its rights pursuant to the terms of a license agreement with IBC dated March 5, 1999 in exchange for the grant to IMG of its interest in IBC ("Immunomedics License Agreement"). Coulter received its interest in IBC in exchange for its contribution. The license granted to IBC is a worldwide, royalty free, exclusive license which is limited to the "IBC Field" with respect to the "Immunomedics Patent Property" and the "Immunomedics Biotechnology Assets," as those terms are defined in the Immunomedics License Agreement. Additionally on March 5, 1999, several investors contributed $3,000,000 to IBC in exchange for a 7% interest in the venture. IMG's and Coulter's interests in IBC are 49.55% and 43.45% respectively. Coulter, IMG and the investors entered into an operating agreement (the "IBC Operating Agreement") which establishes the rights and obligations of the respective members. Under the terms of the IBC Operating Agreement, neither IMG nor Coulter may sell any portion of its interest in IBC without first providing the other with a right of first refusal with respect to such sale, provided that after a public offering of IBC securities, IMG and Coulter will be permitted to sell up to 20% of their respective interests in IBC free of such right of first refusal. IMG is a Delaware limited liability company owned 80% by the Company and 20% by Dr. David Goldenberg, the Chairman of the Board and Chief Executive Officer of the Company. Dr. Goldenberg received his interest pursuant to the terms of his employment agreement with the Company. IMG is intended to be a single purpose entity, its sole asset being its interest in IBC. Dr. Goldenberg and IMG have entered into an operating agreement (the "IMG Operating Agreement") which establishes their relative rights and obligations. In connection with Dr. Goldenberg's receipt of an interest in IMG, the Company recognized $182,000 of compensation expense, based on the fair value of technology transferred, and has reflected his interest as a minority interest on the consolidated financial statements as of June 30, 1999. Dr. Goldenberg also serves as Chairman of the Board of IBC.

(9)      Debt

         On October 28, 1998, the Company entered into an Equipment Financing Agreement with the New England Capital Corporation, pursuant to which the Company has received $450,000, at the interest rate of 9.52% per annum, to be repaid over a 36-month period. The proceeds of such financing were used to exercise the early purchase options for equipment previously leased through a master lease agreement. The financing is secured by various equipment and an irrevocable letter of credit in the amount of $225,000. The letter of credit is collateralized by a cash deposit of an equivalent amount which is included in "Other long- term assets" on the accompanying condensed consolidated balance sheet. At

                               IMMUNOMEDICS, INC.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

         September 30, 1999, the Company's indebtedness under this agreement was $337,647. The Company paid $8,587 for the three months ended September 30, 1999, in interest under this agreement.

(10)     Geographic Segment

         The Company manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based diagnostics and therapeutics for cancer and infectious diseases, and it currently reports as a single industry segment. The Company markets and sells its products in the U.S. and throughout Europe.

         The following table presents financial information based on the geographic location of the facilities of Immunomedics, Inc. as of and for the three-month periods ended September 30, 1999 and 1998:

                                       September 30, 1999
                                      --------------------

                               United States           Europe              Total
                               -------------       -------------       -------------
         Revenues               $   707,541         $   679,501         $ 1,387,042
         Net income (loss)       (2,282,689)            166,330          (2,116,359)

                                       September 30, 1998
                                      --------------------

                               United States           Europe              Total
                               -------------       -------------       -------------
         Revenues               $ 1,148,124         $   695,502         $ 1,843,626
         Net income (loss)       (3,079,599)            150,996          (2,928,603)


Part I - Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management. Such forward-looking statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors, including (i) the risks described in Exhibit 99 to this Form 10-Q, (ii) the risks described under the caption "Business-Business Risks in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "1999 10-K"), (iii) the risks described elsewhere under the caption "Business" in the 1999 10-K and (iv) the risks described elsewhere in the 1999 10-K. The Company assumes no obligation to update its forward-looking statements.

Since its inception, the Company has been engaged primarily in the research and development and, more recently, the commercialization of proprietary products relating to the detection, diagnosis and treatment of cancer and infectious diseases. The Company has incurred significant operating losses since its formation in 1982 and has not earned a profit since its inception. These operating losses and failure to be profitable have been due mainly to the significant amount of money that the Company has had to spend on research and development. As of September 30, 1999, the Company had an accumulated deficit of approximately $101,640,000. The Company expects to continue to experience operating losses until such time, if at all, that it is able to generate sufficient revenues from sales of CEA-Scan(R), LeukoScan(R) and its other potential products.

On June 28, 1996, the U.S. Food and Drug Administration ("FDA") licensed CEA-Scan for use with other standard diagnostic modalities for the detection of recurrent and/or metastatic colorectal cancer. On October 4, 1996, the European Commission granted marketing authorization for use of this product in the 15 countries comprising the European Union for the same indication. On September 16, 1997, the Company received a notice of compliance from the Health Protection Branch permitting it to market CEA-Scan in Canada for colorectal cancer for recurrent and metastatic colorectal cancer.

On February 14, 1997, the Company was granted regulatory approval by the European Commission to market LeukoScan, an in vivo infectious disease diagnostic imaging product, in all 15 countries which are members of the European Union, for the detection and diagnosis of osteomyelitis (bone infection) in long bones and in diabetic foot ulcer patients. On December 19, 1996, the Company filed a Biologics License Application for LeukoScan with the FDA for the same indication approved in Europe, plus an additional indication for the diagnosis of acute, atypical appendicitis. As part of the review process, the Company is in discussions with the FDA to address the FDA's comments regarding the adequacy of the Company's data to support final approval for these indications. The Company believes that it can bring these discussions with the FDA to successful and timely closure, although no assurances can be given that the Company will receive approval from the FDA to market and sell LeukoScan in the United States in a timely manner, if at all. In the meantime, the Company is continuing to implement its plans for market introduction, and is working diligently on preparations to bring this new product to the U.S. marketplace.

CEA-Scan and LeukoScan are the only products which the Company is currently licensed to market and sell. To date, the Company has received only limited revenues from the sale of these products. There can be no assurance that these products will achieve market acceptance or generate significant sales. Unless the Company receives substantial revenues from these products, future revenues will be dependent in large part upon its receiving payments from corporate partners under licensing and research agreements or from government grants. The Company is now engaged in such negotiations. However, there can be no assurance that the Company will receive such payments in a timely manner, or at all.

The Company is also engaged in developing other biopharmaceutical products, which are in various stages of development and clinical testing.

Results of Operations

Revenues for the three-month period ended September 30, 1999 were $1,387,000 as compared to $1,844,000 for the same period in 1998, representing a decrease of $457,000. Product sales for the three-month period ended September 30, 1999 decreased by $513,000 as compared to the same period of 1998, mainly due to the reorganization of the U.S. and European sales forces which occurred in April 1999. Research and development revenue for the three-month period ended September 30, 1999 increased by $40,000 as compared to same period of 1998, primarily due to the higher grant revenue. Interest and other income for the three-month period ended September 30, 1999 increased by $20,000, as compared to the same period of 1998, primarily due to more cash available for investments as a result of the Company's Series F Preferred Stock financing.

Total operating expenses for the three-month period ended September 30, 1999 were $3,503,000 as compared to $4,772,000 for the same period in 1998, representing a decrease of $1,269,000. Research and development costs for the three-month period ended September 30, 1999 decreased by $565,000 as compared to the same period in 1998, primarily due to the reduced patient enrollment in clinical trials and continued decrease in the level of expenditures required to obtain validation of the Company's manufacturing facility and due to the Company's restructuring in fiscal 1999. Sales and marketing expenses for the three-month period ended September 30, 1999 decreased by $694,000, primarily due to Company-wide reorganization/restructuring. General and administrative costs for the three-month periods ended September 30, 1999 and 1998 are essentially the same.

Net loss allocable to common shareholders for the three-month period ended September 30, 1999 was $2,241,000, or $0.06 per share, as compared to a loss of $2,929,000, or $0.08 per share, for the same period in 1998. The lower net loss in 1999 as compared to 1998 primarily resulted from reduced expenses partially offset by lower revenues and dividends relating to the Series F Preferred Stock. In addition, the net loss per share for the three-month period ended September 30, 1999 was positively impacted by the higher weighted average number of common shares outstanding for this period, as compared to the same period in 1998. The increase in the weighted average number of common shares outstanding was primarily due to prior year equity financings (see Note 7 to Unaudited Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

At September 30, 1999, the Company had working capital of $5,901,000, which represents a decrease of $1,921,000 from June 30, 1999. The decrease in working capital resulted primarily due to the funding of operating expenses.

On October 28, 1998, the Company entered into an Equipment Financing Agreement with the New England Capital Corporation, pursuant to which the Company has received $450,000, to be repaid over a 36-month period. The proceeds of such financing were used to exercise the early purchase options for the equipment previously leased through a master lease agreement. The financing is secured by various used equipment and an irrevocable letter of credit in the amount of $225,000. The letter of credit is collateralized by a cash deposit of an equivalent amount (see Note 9 to Unaudited Condensed Consolidated Financial Statements).

The Company's liquid asset position, measured by its cash, cash equivalents and marketable securities, was $7,659,000 at September 30, 1999, representing a decrease of $1,763,000 from June 30, 1999. This decrease was primarily attributable to the funding of operating expenses as discussed above. It is anticipated that working capital and cash, cash equivalents and marketable securities will decrease during the remainder of fiscal year 2000 as a result of planned operating expenses and capital expenditures, offset in part by projected revenues from product sales in the U. S. and Europe. However, there can be no assurance, as to the amount of revenues, if any, these products will provide. In April 1999, the Company implemented a cost reduction program which the Company anticipates will produce cost savings of approximately $3.5 million during the 12 months ending March 31, 2000. Primarily due to the restructuring, the Company has recognized savings during the six months ended September 30, 1999 of approximately $1,600,000.

To date, the Company has not generated positive cash flow from operations. The Company believes that its existing working capital should be sufficient to meet its capital and liquidity requirements through fiscal year 2000 based on reduced spending levels, if necessary. However, the Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these are the success of its product commercialization and selling products, the technological advantages and pricing of the Company's products, and access to capital markets that can provide the Company with the resources when necessary to fund its strategic priorities. Without a significant increase in product revenues or other infusion of capital, the Company will be required to significantly reduce its operating expenses, including the amount of resources devoted to marketing and sales, product development and clinical trials, which could have a significant and adverse effect on the Company. The Company believes that it will require additional financial resources by the beginning of fiscal year 2001 in order for it to continue its projected levels of research and development and clinical trials of its proposed products and regulatory filings for new indications of existing products. There can be no assurance that any additional financing will be available to the Company at all or on terms it finds acceptable or that the terms of any equity financing will not cause substantial dilution to existing stockholders.

The Company will seek to supplement its financial resources from time to time as market conditions permit through additional financing and/or through collaborative marketing and distribution agreements. The Company continues to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of its proprietary technology. At the Liquidity and present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

On December 9, 1998, the Company completed a private placement of 1,250 shares of Series F Convertible Preferred Stock (the "Series F Stock") to several investors and received net proceeds of $12,349,800. Each share of Series F Stock has an initial stated value of $10,000, which increases at the rate of 4% per annum. The increase in stated value of the Series F Stock totaled $406,944 at September 30, 1999. The Series F Stock became convertible at the option of the investors, in whole or in part, on June 8, 1999. The number of shares of common stock issuable upon conversion of each share of Series F Stock will be determined by dividing the stated value of $10,000 plus an accretion of 4% per annum, by the conversion price then in effect. In accordance with the terms of the Series F Preferred Stock, the Company was required to recognize an assumed incremental yield of $127,500 (calculated at the date of issuance and based on a beneficial conversion feature). Such amount was amortized as a preferred stock dividend over a six month period beginning with the date of issuance.

The conversion price is equal to:

         (a) the Variable Price, if the Variable Price is less than of $2.50; except that prior to December 9, 1999, subject to acceleration in certain instances, if the Variable Price is greater than $1.80 and less than $2.50, the conversion price will equal $2.50; or

         (b) $2.50, if the Variable Price is equal to or greater than $2.50 and less than $3.75; or

         (c) $2.50 plus one-half of the amount, if any, by which the Variable Price exceeds $3.75, if the Variable Price is greater than $3.75.

The $2.50 conversion price was set based on 125% of the "Initial Fixed Price" of $2.00, which was the average closing bid price of the Common Stock during the 20 trading days ended June 6, 1999. The "Variable Price" will be equal to the average of the 15 lowest closing bid prices for the Common Stock during the 45 trading days immediately preceding a conversion date.

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

Upon the occurrence of certain events, the Company may be required to redeem the Series F Stock, pay certain penalties and/or adjust the conversion price. These events include the following:

(a) If the Company consolidates, merges or otherwise combines with another entity and as a result the stockholders of the Company immediately prior to the transaction do not retain sufficient voting power to elect a majority of the board of directors of the new or combined entity, then the holders of the Series F Stock may require the Company to redeem their shares at a price per share equal to the greater of (1) 125% of the stated value of $10,000 per share plus the accretion of 4% per annum, and (2) the value of the Common Stock that would be issuable upon conversion of the Series F Stock. However, if the consolidation, merger or other business combination occurs as a result of a proxy solicitation which was not approved or recommended by the Company's Board of Directors, then, if the holders exercise their redemption rights, the Company may, in lieu of redemption, (y) readjust the Initial Fixed Price to 80% of the lower of (A) the lowest Variable Price during the period beginning on the date the solicitation is announced and ending on the date the solicitation is consummated, abandoned or terminated or (B) the Initial Fixed Price then in effect, and (z) pay a penalty of 1% per day of the stated value of $10,000 per share plus the accretion of 4% per annum for a maximum of 10 days in any 365-day period.

         (b) If at least a specified percentage of the holders of the Common Stock accept a purchase, tender or exchange offer, then the holders of the Series F Stock may require the Company to redeem their shares at a price per share equal to the greater of (1) 125% of the stated value of $10,000 per share plus the accretion of 4% per annum, and (2) the value of the Common Stock that would be issuable upon conversion of the Series F Stock. However, if the purchase, tender or exchange offer was not approved or recommended by the Company's Board of Directors; then, if the holders exercise their redemption rights, the Company may, in lieu of redemption, (y) readjust the Initial Fixed Price to 80% of the lower of (A) the lowest Variable Price during the period beginning on the date such offer is announced and ending on the date such offer is consummated, abandoned or terminated or (B) the Initial Fixed Price then in effect, and (z) pay a penalty of 1% per day of the stated value of $10,000 per share plus the accretion of 4% per annum for a maximum of 10 days in any 365-day period.

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

In certain cases, if the events described above occur more than once in any 365-day period, there will be a further downward adjustment of the Initial Fixed Price.

Pursuant to its agreement with the investors, the Company called a Special Meeting of Stockholders on March 19, 1999, at which meeting stockholders approved the issuance of any shares of common stock upon conversion of the Series F Stock in excess of 20% of the number of shares of common stock the Company had outstanding on December 9, 1998 (i.e., 7,577,617) in accordance with the rules and regulations of The Nasdaq Stock Market, Inc.

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

Because the market price of the Common Stock is subject to fluctuation, the Company agreed, pursuant to the terms of a registration rights agreement, to register for resale by the investors at least 200% of the number of shares of common stock that would be issuable if all the Series F Stock were converted as of the date of the filing of the registration statement and, thereafter, maintain the registration of at least 150% of the number of shares of common stock that would be issuable if all the Series F Stock were then converted. Accordingly, when the Company originally filed its registration statement in December 1998, the prospectus covered 10,000,000 shares of common stock, which was the Company's good faith estimate of this obligation at that time. As the registration statement became insufficient to permit the resale by the investors of all the common shares issuable upon conversion of the Series F Stock, the investors, in addition to any other remedies, claimed they had the right to require the Company to redeem all or any portion of the remaining outstanding shares of Series F Stock (at a price equal to the greater of 125% of the stated value of $10,000 per share plus the accretion of 4% per annum and the value of the Common Stock which would have been issued upon conversion) as well as pay to them a penalty of $5 per share of Series F Stock with respect to each day that the registration statement was insufficient.

The Company has received a waiver, dated October 11, 1999, from the holders of the Series F Stock with respect to the rights discussed above either to require redemption or to receive Penalties, conditioned upon the Company's (a) filing a registration statement, on or before November 11, 1999, covering at least 200% of the number of shares of common stock that would be issuable if all the Series F Stock were converted as of the date of the filing of the registration statement and (b) having such registration statement declared effective on or before December 11, 1999. The Company filed such registration statement on November 9, 1999, covering an additional 9,878,463 shares of Common Stock.

However, if failure of the registration statement to be declared effective by December 11, 1999 is not the result of the Company's failure to use its best efforts, then, if the holders exercise their redemption rights, the Company may, in lieu of redemption, (y) pay a penalty of 1% per day of the stated value of $10,000 per share plus the accretion of 4% per annum for a maximum of 15 days in any 365-day period, and (z) readjust the Initial Fixed Price to 80% of the lowest Variable Price during the period commencing on the day the registration statement became unavailable for sale of all the shares and ending on the day the registration statement is again available for use for sale of all the shares. In addition, notwithstanding whether or not the Company has used its best efforts, if the registration statement is declared effective by December 11, 1999, the investors also will be entitled to the $5 per day penalty (discussed above) accruing from the first day that the Company was in breach of such registration obligation, which penalties would be significant. The Company intends to use its best efforts to have the registration statement declared effective on or before December 11, 1999. Even though the Company filed the registration statement on November 9, 1999, there can be no assurance that it will be declared effective by December 11, 1999; the timing of such declaration of effectiveness is, for the most part, within the discretion of the SEC.

In addition, until the registration statement is declared effective, the Company will be unable to exercise certain of its rights with respect to the Series F Stock and assuming that the Company had otherwise satisfied the other conditions to the exercise of these rights, including (a) the right, upon 20 days advanced notice, to redeem all of the outstanding shares of Series F Stock at a 20% annualized premium, and (b) the right, upon three days advanced notice, to require the investors to convert their Series F Stock if the closing bid price of the Company's common stock has exceeded $5.00 for a specified period of time. The Company will lose these rights altogether if the Company fails to have the registration statement declared effective by December 11, 1999. The Company continues to have the right, upon five days advanced notice, to redeem any or all shares of Series F Stock presented for conversion at a conversion price of less than $1.80 at a redemption price equal to 105% of the stated value of $10,000 per share plus the accretion of 4% per annum.

While the registration statement filed on November 9, 1999, covers an additional 9,878,463 shares of the Company's Common Stock in addition to the 7,950,069 shares of Common Stock included in the Company's prior prospectus, the Company would not be required to issue any shares which are the subject of this additional registration statement unless the Variable Price at the time of conversion on average is below $1.33 (increased over time due to the 4% accretion to the stated value).

The Company also plans to continue its separate discussions with each of the investors concerning a possible restructuring of certain other terms of the Series F Stock. However, the Company cannot assure that any restructuring can be accomplished upon terms the Company finds acceptable, if at all.

If the Company were required to redeem the Series F Stock or make any of the penalty payments, it may not have the financial ability to make such payments. Even if the Company did have the financial ability to redeem the Series F Stock or pay the required penalties, such payment could significantly and adversely affect its financial condition and deplete its cash resources.

As of November 12, 1999, 232.5 shares of the Series F Stock had been converted into 2,049,931 shares of Common Stock. If all the remaining outstanding shares of Series F Stock had been converted as of November 12, 1999, the Company would have been required to issue approximately 8,750,000 additional shares of Common Stock.

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

Impact of Year 2000

The Company has completed a review of its business systems, including its computer systems and manufacturing equipment, and has sent written inquiries to its customers, distributors and vendors as to their progress in identifying and addressing problems that their systems may face in correctly interpreting and processing date information as the year 2000 approaches and is reached. Based on this review, the Company has implemented a plan to achieve year 2000 compliance which the Company expects to complete by early December, 1999. The Company believes that it will achieve year 2000 compliance in a manner which will be non-disruptive to its operations. In addition, the Company has commenced work on various types of contingency planning to address potential problem areas with internal systems, suppliers and other third parties which the Company expects to complete by early December, 1999. Year 2000 compliance should not have a material adverse effect on the Company, including the Company's financial condition, results of operations or cash flow. The Company has incurred approximately $210,000 of costs to date related to year 2000. The Company estimates the additional cost of its year 2000 efforts to be approximately $30,000 based on management's current assessment and is subject to change.

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


Item 3.           Quantitative and Qualitative Disclosures About Market Risks

See Item 7A of the 1999 10-K.

Item   6.         Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           27       Financial Data Schedule

                           99       Risk Factors


                  (b) Reports on Form 8-K during the quarter ended September 30, 1999:

                          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                              IMMUNOMEDICS, INC.
                                                                    (Registrant)




DATE: November 15, 1999                         /s/ David M. Goldenberg
                                                --------------------------------
                                                David M. Goldenberg
                                                Chairman and Chief executive
                                                Officer
                                                (Principal Executive Officer)









DATE: November 15, 1999                         /s/ Shailesh R. Asher
                                                --------------------------------
                                                Shailesh R. Asher
                                                Controller and Acting Chief
                                                Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)