Form 10-Q
period 1999-12-31
IMMUNOMEDICS INC
filed 2000-02-14
CIK 722830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended December 31, 1999 OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from_______________to_______________

Commission File Number:    0-12104
                       --------------

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

                                 (973) 605-8200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of February 10, 2000, there were 46,416,746 shares of the registrant's common stock outstanding.

                               IMMUNOMEDICS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION
------------------------------
Item 1.           Condensed Consolidated Financial Statements (Unaudited):

                  Condensed Consolidated Balance Sheets -                      3
                  December 31, 1999 and June 30, 1999

                  Condensed Consolidated Statements of Operations

                  and Comprehensive Loss -                                     4
                  three and six months ended December 31, 1999 and 1998

                  Condensed Consolidated Statements of Cash Flows -            5
                  six months ended December 31, 1999 and 1998

                  Notes to Condensed Consolidated Financial Statements -       6
                  December 31, 1999

Item 2.  Management's Discussion and Analysis of                              12
                  Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risks           16



PART II - OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities and Use of Proceeds                            17

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 6.  Exhibits and Reports on Form 8-K                                     18


SIGNATURES                                                                    19
----------


                                             IMMUNOMEDICS, INC.
                                    Condensed Consolidated Balance Sheets
                                                 (Unaudited)

                                                                         December 31,            June 30,

                                                                            1999                   1999
                                                                     ------------------      -----------------
                               ASSETS

Current Assets:
     Cash and cash equivalents                                       $       4,892,577       $      3,469,261
     Marketable securities                                                   2,165,343              5,952,398
     Accounts receivable, net of allowance for
       doubtful accounts of $51,398 and $39,398 at
       December 31, 1999 and June 30, 1999,  respectively                      558,607              1,101,820
     Inventory                                                                 787,286                818,883
     Other current assets                                                      461,689                573,420
                                                                     ------------------      -----------------
          Total current assets                                               8,865,502             11,915,782

     Property and equipment, net of accumulated
       depreciation of $7,278,582 and $6,789,157 at
       December 31, 1999 and June 30, 1999,  respectively                    4,393,088              4,818,139

Other long-term assets                                                         225,000                225,000
                                                                     ------------------      -----------------
                                                                     $      13,483,590       $     16,958,921
                                                                     ==================      =================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                               $         150,738       $        143,757
     Accounts payable                                                        2,170,940              2,078,562
     Other current liabilities                                               1,474,946              1,870,949
                                                                     ------------------      -----------------
          Total current liabilities                                          3,796,624              4,093,268
                                                                     ------------------      -----------------
Long-term debt                                                                 151,314                228,470

Minority interest                                                              182,000                182,000

Commitments and Contingencies
Stockholders' Equity:
     Preferred stock; $.01 par value, authorized 10,000,000 shares;
          Series F convertible, authorized 2,000 shares;
          issued and outstanding 0 and 1,250 shares
          at December 31, 1999 and June 30, 1999,  respectively
          (Liquidation preference aggregating $0 and $12,781,944
          at December 31, 1999 and June 30, 1999, respectively)                      -                     13
     Common stock; $.01 par value, authorized 70,000,000 shares;
          issued and outstanding 46,260,121 and 37,888,090 shares
          at December 31, 1999 and June 30, 1999,  respectively                462,601                378,881
     Capital contributed in excess of par                                  112,923,655            111,466,439
     Accumulated deficit                                                  (104,067,254)           (99,398,278)
     Accumulated other comprehensive income                                     34,650                  8,128
                                                                     ------------------      -----------------
          Total stockholders' equity                                         9,353,652             12,455,183
                                                                     ------------------      -----------------
                                                                     $      13,483,590       $     16,958,921
                                                                     ==================      =================

                   See accompanying notes to condensed consolidated financial statements.


                                                     IMMUNOMEDICS, INC.
                           Condensed Consolidated Statements of Operations and Comprehensive Loss
                                                        (Unaudited)
                                                             Three Months Ended                      Six Months Ended
                                                                 December 31,                           December 31,
                                                           1999              1998                 1999              1998
                                                       -------------     -------------       --------------     -------------
Revenues:
     Product sales                                     $    905,434       $ 1,578,586        $   2,059,222      $  3,245,858
     Royalties and license fee                                4,133             6,217                5,571            10,604
     Research and development                               197,690           141,800              324,482           228,422
     Interest and other                                     104,457           379,953              209,481           465,298
                                                       -------------     -------------       --------------     -------------
                                                          1,211,714         2,106,556            2,598,756         3,950,182
                                                       -------------     -------------       --------------     -------------

Costs and Expenses:
     Cost of goods sold                                      76,162            69,766              137,884           138,428
     Research and development                             2,036,380         2,515,718            4,091,858         5,136,517
     Sales and marketing                                    708,089         1,698,118            1,589,304         3,273,812
     General and administrative                             447,016           491,220              952,002           998,294
                                                       -------------     -------------       --------------     -------------
                                                          3,267,647         4,774,822            6,771,048         9,547,051
                                                       -------------     -------------       --------------     -------------
Net loss                                                 (2,055,933)       (2,668,266)          (4,172,292)       (5,596,869)
                                                       -------------     -------------       --------------     -------------
Preferred stock dividends ( including 5%
   additional dividend accretion to repurchase
   Series F Preferred Stock of $297,500 and $0 for the
   three and the six months ended
   December 31, 1999 and 1998, respectively. )              371,684            31,944              496,684            31,944
                                                       -------------     -------------       --------------     -------------
Net loss allocable to common shareholders              $ (2,427,617)     $ (2,700,210)       $  (4,668,976)     $ (5,628,813)
                                                       =============     =============       ==============     =============
Comprehensive Loss:
     Net loss                                          $ (2,055,933)     $ (2,668,266)       $  (4,172,292)     $ (5,596,869)
                                                       -------------     -------------       --------------     -------------
    Other comprehensive income, net of tax:
         Foreign currency translation adjustments            13,714            42,507               26,522           (17,026)
         Unrealized gain / (loss)  on securities
         available for sale                                       -                 -                    -                15
                                                       -------------     -------------       --------------     -------------
    Other comprehensive income                               13,714            42,507               26,522           (17,011)
                                                       -------------     -------------       --------------     -------------
Comprehensive loss                                     $ (2,042,219)     $ (2,625,759)       $  (4,145,770)     $ (5,613,880)
                                                       =============     =============       ==============     =============
Per Share Data:
Net loss per basic and diluted common share            $      (0.06)     $      (0.07)       $       (0.12)     $      (0.15)
                                                       =============     =============       ==============     =============
Weighted average number of common
   shares outstanding                                    41,121,065        37,770,684           39,504,578        37,678,386
                                                       =============     =============       ==============     =============

                           See accompanying notes to condensed consolidated financial statements.

                                                        Page 4 of 19


                                              IMMUNOMEDICS, INC.
                               Condensed Consolidated Statements of Cash Flows
                                                 (Unaudited)


                                                                              Six Months Ended
                                                                                 December 31,
                                                                   1999                              1998
                                                             -----------------                 -----------------
Cash flows used in operating activities:

      Net loss                                               $    (4,172,292)                  $    (5,596,869)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation and amortization                                  489,425                           514,513
      Changes in operating assets and liabilities                    382,916                          (915,567)
      Other                                                           26,522                           (17,026)
                                                             -----------------                 -----------------

          Net cash used in operating activities                   (3,273,429)                       (6,014,949)
                                                             -----------------                 -----------------

Cash flows from investing activities:

     Purchases of marketable securities                           (7,887,369)                       (2,959,873)
     Proceeds from maturities of marketable securities            11,674,424                            14,860
     Additions to property and equipment                             (64,374)                         (596,532)
                                                             -----------------                 -----------------

          Net cash provided by (used in) investing activities      3,722,681                        (3,541,545)
                                                             -----------------                 -----------------

Cash flows from financing activities:

     Issuance of preferred stock, net                                      -                        12,349,800
     Issuance of common stock, net                                 7,216,739                           850,000
     Purchase of preferred stock, net                             (5,950,000)                                -
     Preferred stock dividends paid                                 (535,500)                                -
     Exercise of stock options                                       313,000                                 -
     Deposits - cash collateral                                            -                          (225,000)
     Proceeds from debt                                                    -                           450,000
     Payments of debt                                                (70,175)                          (21,784)
                                                             -----------------                 -----------------

          Net cash provided by investing activities                  974,064                        13,403,016
                                                             -----------------                 -----------------

Increase in cash and cash equivalents                              1,423,316                         3,846,522

Cash and cash equivalents at beginning of period                   3,469,261                         7,568,147
                                                             -----------------                 -----------------

Cash and cash equivalents at end of period                   $     4,892,577                   $    11,414,669
                                                             =================                 =================



                    See accompanying notes to condensed consolidated financial statements.

                               IMMUNOMEDICS, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Immunomedics, Inc. (the "Company"), which incorporate the Company's wholly-owned subsidiary Immunomedics B.V., have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date. Operating results for the six-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

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

(2)      Cash Equivalents and Marketable Securities

         The Company considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents. Included in other current assets at December 31, 1999 and June 30, 1999 is accrued interest earned on cash equivalents and marketable securities of $23,800 and $38,600, respectively.

(3)      Income Taxes

         The Company has never made payments of Federal or State income taxes and does not anticipate generating book income in fiscal 2000; therefore, no income taxes have been reflected for the six-month period ended December 31, 1999.

                               IMMUNOMEDICS, INC.

                                   (Unaudited)

 (4)     Net Loss Per Share

         Basic and diluted net loss allocable to common shareholders is based on the net loss for the relevant period, adjusted for Preferred Stock dividends of $199,184 related to a 4% per annum stated value increase in security (see Note 7), divided by the weighted average number of shares issued and outstanding during the period. In addition, a $297,500 premium paid in December 1999 in connection with the redemption of the Series F Preferred Stock has been included in the net loss allocable to common shareholders (see Note 7). For the purposes of the diluted net loss per share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the periods ended December 31, 1999 and 1998. The Company has certain securities outstanding at December 31, 1999 that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

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

                                  Page 7 of 19.

                               IMMUNOMEDICS, INC.

                                   (Unaudited)

         On December 9, 1998, the Company completed a private placement of 1,250 shares of Series F Convertible Preferred Stock (the "Series F Stock") to several investors and received net proceeds of $12,349,800. Each share of Series F Stock has an initial stated value of $10,000, which increases at the rate of 4% per annum. The Series F Stock became convertible at the option of the investors, in whole or in part, on June 8, 1999. The number of shares of common stock issuable upon conversion of each share of Series F Stock was determined by dividing the stated value of $10,000 plus an accretion of 4% per annum, by the conversion price then in effect. In accordance with the terms of the Series F Preferred Stock, the Company was required to recognize an assumed incremental yield of $127,500 (calculated at the date of issuance and based on a beneficial conversion feature). Such amount was amortized as a preferred stock dividend over a six month period beginning with the date of issuance.

         The Company received a waiver, dated October 11, 1999, from the holders of the Series F Stock either to require redemption or to receive penalties conditioned upon the Company (a) filing a registration statement, on or before November 11, 1999, covering at least 200% of the number of shares of common stock that would have been issuable if all the Series F Stock were converted as of the date of the filing of the registration statement and (b) having such registration statement declared effective on or before December 11, 1999.

         The Company filed the registration statement on November 9, 1999 and it was declared effective on December 6, 1999.

         As of December 16, 1999, 655 shares of the Series F Stock had been converted into 5,772,031 shares of Common Stock. The remaining 595 shares of Series F Stock were repurchased, in accordance with the terms of the Series F Stock, by the Company on that date from the current holders at a price equal to 109% of the stated value of $10,000 per share of Series F Preferred Stock.

         On December 16, 1999, the Company issued a warrant covering 75,000 shares of its Common Stock at an exercise price of $6.50 per share. The warrants were issued to induce a financial advisor to enter into a financial advisory agreement with the Company. The Company did not register the warrant under federal law; instead, the Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, based upon the fact that there was one acquirer of the warrant, which investor the Company believes to be an accredited investor.

         On December 14, 1999, the Company completed a private placement of 2,500,000 shares of Common Stock at $3.00 per share to several investors and received net proceeds of $7,220,000. Substantially all of the net proceeds were used to redeem the Series F Preferred Stock as described above.

                               IMMUNOMEDICS, INC.

                                   (Unaudited)

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

                               IMMUNOMEDICS, INC.

                                   (Unaudited)

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

(9)       Debt

          On October 28, 1998, the Company entered into an Equipment Financing Agreement with the New England Capital Corporation, pursuant to which the Company has received $450,000, at the interest rate of 9.52% per annum, to be repaid over a 36-month period. The proceeds of such financing were used to exercise the early purchase options for equipment previously leased through a master lease agreement. The financing is secured by various equipment and an irrevocable letter of credit in the amount of $225,000. The letter of credit is collateralized by a cash deposit of an equivalent amount which is included in "Other long- term assets" on the accompanying consolidated balance sheet. At December 31, 1999, the Company's indebtedness under this agreement was $302,052. The Company paid $16,342 and $3,571 for the six months ended December 31, 1999 and 1998, respectively, in interest under this agreement.

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

          The following tables present financial information based on the geographic location of the facilities of Immunomedics, Inc. as of and for the three and six-month periods ended December 31, 1999 and 1998:

                               IMMUNOMEDICS, INC.

                                   (Unaudited)

Three Months Ended

                                December 31, 1999
                                -----------------
                              United States        Europe            Total
                              -------------       --------       ------------
         Revenues             $     691,834       $519,880       $ 1,211,714
         Net income (loss)       (2,131,593)        75,660        (2,055,933)


                                December 31, 1998
                                -----------------
                              United States        Europe            Total
                              -------------       --------       ------------

         Revenues             $   1,432,116       $674,440       $  2,106,556
         Net income (loss)       (2,712,152)        43,886         (2,668,266)

Six Months Ended

                                December 31, 1999
                                -----------------
                              United States        Europe            Total
                              -------------       --------       ------------

         Revenues             $   1,399,375     $1,199,381       $  2,598,756
         Net income (loss)       (4,414,282)       241,990         (4,172,292)


                                December 31, 1998
                                -----------------
                              United States        Europe            Total
                              -------------       --------       ------------

         Revenues             $   2,580,240     $1,369,942       $  3,950,182
         Net income (loss)       (5,791,751)       194,882         (5,596,869)


(11)     Reclassification

         Certain amounts previously reported have been reclassified to conform to current year presentation.

Part I - Financial Information

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Since its inception, the Company has been engaged primarily in the research and development and, more recently, the commercialization of proprietary products relating to the detection, diagnosis and treatment of cancer and infectious diseases. The Company has incurred significant operating losses since its formation in 1982 and has not earned a profit since its inception. These operating losses and failure to be profitable have been due mainly to the significant amount of money that the Company has had to spend on research and development. As of December 31, 1999, the Company had an accumulated deficit of approximately $104,067,000. The Company expects to continue to experience operating losses until such time, if at all, that it is able to generate sufficient revenues from sales of CEA-Scan(R), LeukoScan(R) and its other potential products.

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

On February 14, 1997, the Company was granted regulatory approval by the European Commission to market LeukoScan, an in vivo infectious disease diagnostic imaging product, in all 15 countries which are members of the European Union, for the detection and diagnosis of osteomyelitis (bone infection) in long bones and in diabetic foot ulcer patients. On December 19, 1996, the Company filed a Biologics License Application for LeukoScan with the FDA for the same indication approved in Europe, plus an additional indication for the diagnosis of acute, atypical appendicitis. As part of the review process, the Company is in discussions with the FDA to address its comments regarding the adequacy of the Company's data to support final approval for these indications. The Company is confident that it can bring these discussions with the FDA to successful and timely closure. In the meantime, the Company is continuing to implement its plans for market introduction, and is working diligently on preparation to bring this new product to the U.S. marketplace.

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

Results of Operations

Revenues for the six-month period ended December 31, 1999 were $2,599,000 as compared to $3,950,000 for the same period in 1998, representing a decrease of $1,351,000. Product sales for the six-month period ended December 31, 1999 decreased by $1,187,000 as compared to the same period of 1998, mainly due to the reorganization of the U.S. and European sales forces, which occurred in April 1999. Research and development revenue for the six-month period ended December 31, 1999 increased by $96,000 as compared to the same period of 1998, primarily due to the higher grant revenue. Interest and other income for the six-month period ended December 31, 1999 decreased by $256,000. Interest income increased by $33,000 due to more cash available for investments. Other income decreased by $289,000 primarily due to the receipt of $300,000 in December 1998, in final settlement of all claims between the Company and Mallinckrodt, Inc. and its affiliate under the prior distribution agreements, which were terminated in April 1998.

Revenues for the three-month period ended December 31, 1999 were $1,212,000 as compared to $2,107,000 for the same period in 1998, representing a decrease of $895,000. Product sales for the three-month period ended December 31, 1999 decreased by $673,000 as compared to the same period of 1998, mainly due to reorganization of the U.S. and European sales forces, which occurred in April 1999. Research and development revenue for the three-month period ended December 31, 1999 increased by $56,000 as compared to same period of 1998, primarily due to higher grant revenue. Interest and other income for the three-month period ended December 31, 1999 decreased by $275,000. Interest income increased by $11,000 due to more cash available for investments. Other income decreased by $286,000 primarily due to the receipt of $300,000 in December 1998, in final settlement of all claims between the Company and Mallinckrodt, Inc. and its affiliate under the prior distribution agreements, which were terminated in April 1998.

Total operating expenses for the six-month period ended December 31, 1999 were $6,771,000 as compared to $9,547,000 for the same period in 1998, representing a decrease of $2,776,000. Research and development costs for the six-month period ended December 31, 1999 decreased by $1,045,000 as compared to the same period in 1998, primarily due to the reduced patient enrollment in clinical trials and continued decrease in the level of expenditures required to obtain validation of the Company's manufacturing facility and due to the Company's restructuring in fiscal 1999. Sales and marketing expenses for the six-month period ended December 31, 1999 decreased by $1,685,000 primarily due to the Company-wide reorganization/restructuring. General and administrative costs for the six-month period ended December 31, 1999 decreased by $46,000 as compared to the same period in 1998, primarily due to reduced legal costs.

Total operating expenses for the three-month period ended December 31, 1999 were $3,268,000 as compared to $4,775,000 for the same period in 1998, representing a decrease of $1,507,000. Research and development costs for the three-month period ended December 31, 1999 decreased by $479,000 as compared to the same period in 1998, primarily due to the reduced patient enrollment in clinical trials and continued decrease in the level of expenditures required to obtain validation of the Company's manufacturing facility and due to the Company's restructuring in fiscal 1999. Sales and marketing expenses for the three-month period ended December 31, 1999 decreased by $990,000, primarily due the Company-wide reorganization/restructuring. General and administrative costs for the three-month period ended December 31, 1999 decreased by $44,000 as compared to the same period in 1998, primarily due to reduced legal costs.

Net loss allocable to common shareholders for the six-month period ended December 31, 1999 was $4,669,000, or $0.12 per share, as compared to a loss of $5,629,000, or $0.15 per share, for the same period in 1998. The lower net loss (by $960,000) in 1999 as compared to 1998 primarily resulted from reduced expenses partially offset by lower revenues and increased preferred stock dividends, as discussed above. In addition, the net loss per share for the six-month period ended December 31, 1999 was positively impacted by the higher weighted average number of common shares outstanding for this period, as compared to the same period in 1998. The increase in the weighted average number of common shares outstanding was primarily due to the conversion of shares related to the prior year equity financings and the private placement which occurred in December 1999 (see Note 7 to Unaudited Condensed Consolidated Financial Statements).

Net loss allocable to common shareholders for the three-month period ended December 31, 1999 was $2,428,000, or $0.06 per share, as compared to a loss of $2,700,000, or $0.07 per share, for the same period in 1998. The lower net loss (by $272,000) in 1999 as compared to 1998 primarily resulted from reduced expenses offset by lower revenues and increased preferred stock dividends, as discussed above. In addition, the net loss per share for the three-month period ended December 31, 1999 was positively impacted by the higher weighted average number of common shares outstanding for this period, as compared to the same period in 1998. The increase in the weighted average number of common shares outstanding was primarily due to the conversion of shares related to the prior year equity financings and the private placement which occurred in December 1999 (see Note 7 to the Unaudited Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

At December 31, 1999, the Company had working capital of $5,069,000, which represents a decrease of $2,754,000 from June 30, 1999. The net decrease in working capital resulted primarily from the funding of operating expenses.

On October 28, 1998, the Company entered into an Equipment Financing Agreement with the New England Capital Corporation, pursuant to which the Company has received $450,000, to be repaid over a 36-month period. The proceeds of such financing were used to exercise the early purchase options for the equipment leased through a master lease agreement. The financing is secured by various used equipment and an irrevocable letter of credit in the amount of $225,000. The letter of credit is collateralized by a cash deposit of an equivalent amount (see Note 9 to the Unaudited Condensed Consolidated Financial Statements).

The Company's liquid asset position, measured by its cash, cash equivalents and marketable securities, was $7,058,000 at December 31, 1999, representing a decrease of $2,364,000 from June 30, 1999. This decrease was primarily attributable to the Company's funding of operating expenses. It is anticipated that absent external financing, working capital and cash, cash equivalents and marketable securities will decrease during the remainder of fiscal year 2000 as a result of planned operating and capital expenditures, offset in part by projected revenues from product sales in the U.S. and Europe. However, there can be no assurance, as to the amount of revenues, if any, these products will provide. In April 1999, the Company implemented a cost reduction program which the Company anticipates saving approximately $3.5 million during the 12 months ending March 31, 2000. Primarily due to the restructuring, the Company has recognized savings during the nine months ended December 31, 1999 of approximately $2,776,000. No assurances can be given that the balance of the anticipated savings will be recognized during the three months ending March 31, 2000.

To date, the Company has not generated positive cash flow from operations. Accordingly, it has relied primarily upon external financing to supply necessary cash flow. The Company believes that its existing working capital should be sufficient to meet its capital and liquidity requirements through fiscal year 2000 based on reduced spending levels, if necessary. However, the Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these are the success of its product commercialization and selling products, the technological advantages and pricing of the Company's products, and access to capital markets that can provide the Company with the resources when necessary to fund its strategic priorities. Without a significant increase in product revenues or other infusion of capital, the Company will be required to significantly reduce its operating expenses, including the amount of resources devoted to marketing and sales, product development and clinical trials, which could have a significant and adverse effect on the Company. The Company believes that it will require additional financial resources by the beginning of fiscal year 2001 in order for it to continue its projected levels of research and development and clinical trials of its proposed products and regulatory filings for new indications of existing products. There can be no assurance that any additional financing will be available to the Company at all or on terms it finds acceptable or that the terms of any equity financing will not cause substantial dilution to existing stockholders.

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

On December 14, 1999, the Company completed a private placement of 2,500,000 shares of Common Stock at $3.00 per share to several investors and received net proceeds of $7,220,000. Substantially all of the net proceeds were used to redeem the Series F Preferred Stock as described below.

On December 9, 1998, the Company completed a private placement of 1,250 shares of Series F Convertible Preferred Stock (the "Series F Stock") to several investors and received net proceeds of $12,349,800. Each share of Series F Stock has an initial stated value of $10,000, which increases at the rate of 4% per annum. The Series F Stock became convertible at the option of the investors, in whole or in part, on June 8, 1999. The number of shares of common stock issuable upon conversion of each share of Series F Stock was determined by dividing the stated value of $10,000 plus an accretion of 4% per annum, by the conversion price then in effect. In accordance with the terms of the Series F Preferred Stock, the Company was required to recognize an assumed incremental yield of $127,500 (calculated at the date of issuance and based on a beneficial conversion feature). Such amount was amortized as a preferred stock dividend over a six month period beginning with the date of issuance.

The Company was required to file a registration statement, on or before November 11, 1999, covering at least 200% of the number of shares of common stock that would have been issuable if all the Series F Stock were converted as of the date of the filing of the registration statement and (b) having such registration statement declared effective on or before December 11, 1999.

The Company filed the registration statement on November 9, 1999 and it was declared effective on December 6, 1999.

As of December 16, 1999, 655 shares of the Series F Stock had been converted into 5,772,031 shares of Common Stock. The remaining 595 shares of Series F Stock were repurchased, in accordance with the terms of the Series F Stock, by the Company on that date from the current holders at a price equal to 109% of the stated value of $10,000 per share of Series F Preferred Stock.

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

Impact of Year 2000

The Company achieved year 2000 compliance without disruption to its operations and has not encountered any unforeseen year 2000 problems to date. The Company estimates that it incurred approximately $196,000 of costs related to year 2000 compliance issues. It is conceivable that the Company may encounter year 2000 problems with supplier and/or revenue sources which could adversely affect the Company's financial condition, results of operations or cash flow, although the Company knows of no such instances to date. The Company cannot accurately predict the occurrence and/or outcome of any such problems in the future, nor can the dollar amount of such problems be estimated.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

See Item 7A of the 1999 Form 10-K.

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds.

On December 14, 1999, the Company completed a private placement of 2,500,000 shares of its Common Stock at $3.00 per share to several investors and received gross proceeds of $7,500,000 and net proceeds of $7,220,000. A total of $262,500 was paid to the Company's placement agent. Substantially all of the net proceeds were used to redeem the Series F Preferred Stock as described below. The Company did not register the shares under federal law; instead, the Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, based upon the fact that there were a small number of investors, each of whom the Company understands were accredited investors and each of whom made certain investment representations to the Company.

On December 16, 1999, the Company issued a warrant covering 75,000 shares of its Common Stock at an exercise price of $6.50 per share. The warrants were issued to induce a financial advisor to enter into a financial advisory agreement with the Company. The Company did not register the warrant under federal law; instead, the Company relied upon the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, based upon the fact that there was one acquirer of the warrant, which investor the Company believes to be an accredited investor.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of stockholders was held on December 1, 1999. At that meeting, David M. Goldenberg, Marvin E. Jaffe, Richard R. Pivirotto and Richard Williams were elected as directors and the stockholders ratified the selection of KPMG LLP as the Company's independent auditors for the fiscal year ending June 30, 2000.

The following number of shares were voted with respect to the matters considered at the annual meeting:

                                                                         BROKER
                           FOR          AGAINST       ABSTENTION        NON-VOTE
                           ---          -------       ----------        --------
Election of directors:

David M. Goldenberg     35,862,663     1,120,863             0                 0

Marvin E. Jaffe         35,873,513     1,120,013             0                 0

Richard R. Pivirotto    35,873,613     1,119,913             0                 0

Richard Williams        35,873,613     1,119,913             0                 0

Selection of auditors   36,135,283       718,453       139,790                 0

Item   6.         Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                    10.1 - Common Stock Purchase Agreement, dated as of December
                         14, 1999, by and among the Company and the investors named therein, as amended by a side letter dated January 7, 2000, is incorporated by reference to
                         Exhibit 4.2 to the Company's registration statement on Form S-3 (No. 333-94415)

                    10.2 - Warrant, dated as of December 16, 1999, issued by the
                         Company, is incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-3 (No. 333- 94415)


                    27   Financial Data Schedule

                    99   Risk Factors

                  (b) Reports on Form 8-K during the quarter ended December 31, 1999:

                           A Current Report on Form 8-K was filed by the Company on November 26, 1999 to report (under Item 5) that the Company had entered into an agreement with respect to the conversion and redemption of certain shares of its Series F Stock.

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

                                                              IMMUNOMEDICS, INC.
                                                              ------------------
                                                                  (Registrant)




DATE: February 14, 2000                                /s/ David M. Goldenberg
                                                       ------------------------
                                                       David M. Goldenberg
                                                       Chairman and
                                                       Chief Executive Officer
                                                       (Principal Executive
                                                       Officer)


DATE: February 14, 2000                                /s/ Shailesh R. Asher
                                                       ----------------------
                                                       Shailesh R. Asher
                                                       Controller and Acting
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                        Accounting Officer)