Form 10-Q
period 2000-03-31
IMMUNOMEDICS INC
filed 2000-05-15
CIK 722830

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended March 31, 2000
                                  --------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________________to_________________

Commission File Number:    0-12104
                          ---------

                               IMMUNOMEDICS, INC.
      -------------------------------------------------------------------
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

                                 (973) 605-8200
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of May 15, 2000, there were 49,283,121 shares of the registrant's common stock outstanding.

                               IMMUNOMEDICS, INC.

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.   Condensed Consolidated Financial Statements (Unaudited):

                  Condensed Consolidated Balance Sheets -                      3
                  March 31, 2000 and June 30, 1999

                  Condensed Consolidated Statements of Operations

                  and Comprehensive Loss -                                     4
                  three and nine months ended March 31, 2000 and 1999

                  Condensed Consolidated Statements of Cash Flows -            5
                  nine months ended March 31, 2000 and 1999

                  Notes to Condensed Consolidated Financial Statements -       6
                  March 31, 2000

Item 2.  Management's Discussion and Analysis of                              13
                  Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risks           17



PART II - OTHER INFORMATION
---------------------------
Item 2.  Changes in Securities and Use of Proceeds                            18

Item 6.  Exhibits and Reports on Form 8-K                                     18


SIGNATURES                                                                    19
----------


                                             IMMUNOMEDICS, INC.
                                    Condensed Consolidated Balance Sheets
                                                 (Unaudited)

                                                                            March 31,               June 30,
                                                                              2000                    1999
                               ASSETS                                   ---------------         -------------
Current Assets:
     Cash and cash equivalents                                            $ 17,489,379          $   3,469,261
     Marketable securities                                                  25,365,025              5,952,398
     Accounts receivable, net of allowance for
       doubtful accounts of $57,398 and $39,398 at
       March 31, 2000 and June 30, 1999,  respectively                         775,914              1,101,820
     Inventory                                                                 767,542                818,883
     Other current assets                                                    1,337,378                573,420
                                                                        ---------------         -------------
          Total current assets                                              45,735,238             11,915,782
Property and equipment, net of accumulated
  depreciation of $7,523,536 and $6,789,157 at
  March 31, 2000  and June 30, 1999,  respectively                           4,175,216              4,818,139
Other long-term assets                                                         225,000                225,000
                                                                        ---------------         -------------
                                                                          $ 50,135,454          $  16,958,921
                                                                        ===============         =============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                                    $    154,355          $     143,757
     Accounts payable                                                        2,140,303              2,078,562
     Other current liabilities                                               1,381,837              1,870,949
                                                                        ---------------         -------------
          Total current liabilities                                          3,676,495              4,093,268
                                                                        ---------------         -------------
Long-term debt                                                                 111,343                228,470

Minority interest                                                              182,000                182,000

Commitments and Contingencies
Stockholders' Equity:
     Preferred stock; $.01 par value, authorized 10,000,000 shares; Series F convertible, authorized 2,000 shares; issued and outstanding 0 and 1,250 shares at March 31, 2000 and June 30, 1999, respectively
          (Liquidation preference aggregating $0 and $12,781,944

          at March 31, 2000 and June 30, 1999,  respectively)                        -                     13
     Common stock; $.01 par value, authorized 70,000,000 shares;
          issued and outstanding 49,277,621 and 37,888,090 shares
          at March 31, 2000 and June 30, 1999,  respectively                   492,776                378,881
     Capital contributed in excess of par                                  152,619,596            111,466,439
     Accumulated deficit                                                  (106,822,894)           (99,398,278)
     Accumulated other comprehensive income                                   (123,862)                 8,128
                                                                        ---------------         -------------
          Total stockholders' equity                                        46,165,616             12,455,183
                                                                        ---------------         -------------
                                                                          $ 50,135,454          $  16,958,921
                                                                        ===============         =============
                   See accompanying  notes to condensed  consolidated  financial statements.



                                                        IMMUNOMEDICS, INC.
                              Condensed Consolidated Statements of Operations and Comprehensive Loss
                                                           (Unaudited)


                                                                  Three Months Ended                     Nine Months Ended
                                                                      March 31,                                March 31,
                                                              2000              1999                   2000              1999
                                                         ---------------  ----------------       ----------------   ---------------
Revenues:
     Product sales                                          $ 1,225,557       $ 1,587,298            $ 3,284,779       $ 4,833,156
     Royalties and license fee                                    5,523             2,598                 11,094            13,202
     Research and development                                   181,853            46,934                506,335           275,356
     Interest and other                                         346,180           174,551                555,661           639,849
                                                         ---------------  ----------------       ----------------   ---------------
                                                              1,759,113         1,811,381              4,357,869         5,761,563
                                                         ---------------  ----------------       ----------------   ---------------

Costs and Expenses:
     Cost of goods sold                                          57,332            46,100                195,216           184,528
     Research and development                                 2,670,957         2,591,412              6,762,815         7,727,929
     Sales and marketing                                        753,911         1,658,310              2,343,215         4,932,122
     General and administrative                               1,032,553           642,329              1,984,555         1,640,623
                                                         ---------------  ----------------       ----------------   ---------------
                                                              4,514,753         4,938,151             11,285,801        14,485,202
                                                         ---------------  ----------------       ----------------   ---------------
Net loss                                                     (2,755,640)       (3,126,770)            (6,927,932)       (8,723,639)
                                                         ---------------  ----------------       ----------------   ---------------
Preferred stock dividends                                             -           204,050                496,684           235,994
                                                         ---------------  ----------------       ----------------   ---------------
Net loss allocable to common shareholders                  $ (2,755,640)     $ (3,330,820)          $ (7,424,616)     $ (8,959,633)
                                                         ===============  ================       ================   ===============

Comprehensive Loss:
     Net loss                                              $ (2,755,640)     $ (3,126,770)          $ (6,927,932)     $ (8,723,639)
                                                         ---------------  ----------------       ----------------   ---------------
    Other comprehensive income (loss), net of tax:

         Foreign currency translation adjustments              (133,074)           (6,374)               (98,424)          (23,400)
         Unrealized gain / (loss) on securities
          available for sale                                    (25,438)                -                (25,438)               15
                                                         ---------------  ----------------       ----------------   ---------------
    Other comprehensive income (loss)                          (158,512)           (6,374)              (123,862)          (23,385)
                                                         ---------------  ----------------       ----------------   ---------------
                                                         ---------------  ----------------       ----------------   ---------------
Comprehensive loss                                         $ (2,914,152)     $ (3,133,144)          $ (7,051,794)     $ (8,747,024)
                                                         ===============  ================       ================   ===============
Per Share Data (Basic and Diluted):
     Net loss allocable to common shareholders                  $ (0.06)          $ (0.09)               $ (0.18)          $ (0.24)
                                                         ===============  ================       ================   ===============
Weighted average number of common
   shares outstanding                                        47,811,205        37,888,090             42,219,357        37,747,267
                                                         ===============  ================       ================   ===============




                               See accompanying notes to condensed  consolidated
financial statements.



                                                IMMUNOMEDICS, INC.
                                  Condensed Consolidated Statements of Cash Flows
                                                    (Unaudited)


                                                                                Nine Months Ended
                                                                                    March 31,

                                                                     2000                                1999
                                                               ------------------                  -----------------
Cash flows used in operating activities:

      Net loss                                                      $ (6,927,932)                       $(8,723,639)

Adjustments to reconcile net loss to net cash used in operating activities:

      Minority interest                                                        -                            182,000
      Expense relating to issuance of warrants                           517,374                                  -
      Depreciation and amortization                                      734,379                            770,117
      Changes in operating assets and liabilities                       (156,360)                        (1,107,951)
      Other                                                             (131,990)                           (23,400)
                                                               ------------------                  -----------------

          Net cash used in operating activities                       (5,964,529)                        (8,902,873)
                                                               ------------------                  -----------------

Cash flows from investing activities:

     Purchases of marketable securities                              (32,269,131)                        (9,864,477)
     Proceeds from maturities of marketable securities                12,856,504                          2,974,733
     Additions to property and equipment                                 (91,456)                          (708,007)
                                                               ------------------                  -----------------

          Net cash used in investing activities                      (19,504,083)                        (7,597,751)
                                                               ------------------                  -----------------

Cash flows from financing activities:

     Issuance of preferred stock, net                                          -                         12,349,800
     Issuance of common stock, net                                    42,659,739                            850,000
     Purchase of preferred stock, net                                 (5,950,000)                                 -
     Preferred stock dividends paid                                     (535,500)                                 -
     Exercise of stock options                                         3,421,020                                  -
     Deposits - cash collateral                                                -                           (225,000)
     Proceeds from debt                                                        -                            450,000
     Payments of debt                                                   (106,529)                           (43,915)
                                                               ------------------                  -----------------

          Net cash provided by financing activities                   39,488,730                         13,380,885
                                                               ------------------                  -----------------

Increase (decrease) in cash and cash equivalents                      14,020,118                         (3,119,739)

Cash and cash equivalents at beginning of period                       3,469,261                          7,568,147
                                                               ------------------                  -----------------

Cash and cash equivalents at end of period                          $ 17,489,379                        $ 4,448,408
                                                               ==================                  =================



                      See accompanying notes to condensed consolidated financial statements.


                               IMMUNOMEDICS, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Immunomedics, Inc. (the "Company"), which incorporate the Company's wholly-owned subsidiary Immunomedics B.V., have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at June 30, 1999 has been derived from the audited consolidated financial statements at that date. Operating results for the nine-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

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

         For further information, refer to the annual consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

(2)      Cash Equivalents and Marketable Securities

         The Company considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents. Included in other current assets at March 31, 2000 and June 30, 1999 is accrued interest earned on cash equivalents and marketable securities of $218,000 and $38,600, respectively.

(3)      Income Taxes

         The Company has never made payments of Federal or state income taxes and does not anticipate generating book income in fiscal 2000; therefore, no income taxes have been reflected for the nine-month period ended March 31, 2000.

                               IMMUNOMEDICS, INC.

                                   (Unaudited)

 (4)     Net Loss Per Share

         Basic and diluted net loss allocable to common shareholders is based on the net loss for the relevant period, adjusted for Preferred Stock dividends divided by the weighted average number of shares issued and outstanding during the period. Preferred Stock dividends for the nine months ended March 31, 2000 included $199,184 related to a 4% per annum stated value increase in security and a $297,500 premium paid in December 1999 in connection with the redemption of the Series F
         Preferred Stock. Preferred Stock dividends for the three and nine months ended March 31, 1999 included $125,000 and $156,944, respectively related to a 4% per annum stated value increase in security and the assumed incremental yield attributable to a beneficial conversion feature of $79,050. For the purposes of the diluted net loss per share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the periods ended March 31, 2000 and 1999. The Company has certain securities outstanding at March 31, 2000 that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

(5)      Comprehensive Income

         Comprehensive income consists of net income (loss) and net unrealized gains (losses) on securities available for sale and certain foreign exchange changes and is presented in the unaudited condensed consolidated statements of operations and comprehensive loss.

(6)      Inventory

         Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. At March 31, 2000, the inventory balance consisted of $373,234 of raw materials and $394,308 of finished goods.

(7)      Stockholders' Equity

         On December 23, 1997, the Company entered into a Structured Equity Line Flexible Financing Agreement (the "Equity Line") with an investor (the "Investor"), pursuant to which, subject to the satisfaction of certain conditions, the Company could have received up to an aggregate of $30,000,000 over a 36-month period. The Company terminated the Equity Line as of December 9, 1998. As of the termination date, the Company had received a total of $5,350,000 for which the Company issued 1,358,838 shares of Common Stock. In connection with the Equity Line, the Company issued to the Investor a four-year warrant to purchase 50,000 shares of the Common Stock at an exercise price of $7.5375 per share (180% of closing sales price of Common Stock at the time of issuance). In addition, the Company was required to issue to the Investor an additional four-year warrant to purchase 54,000 shares of Common Stock (representing 5,000 shares for each $500,000 of Common Stock purchased by the Investor under the Equity Line

                               IMMUNOMEDICS, INC.

                                   (Unaudited)

         during calendar 1998). The exercise price of such additional warrant is $7.087 per share (180% of the weighted average purchase price of the Common Stock purchased by the Investor during the year).

         On December 9, 1998, the Company completed a private placement of 1,250 shares of Series F Convertible Preferred Stock (the "Series F Stock") to several investors and received net proceeds of $12,349,800. Each share of Series F Stock had an initial stated value of $10,000, which increased at the rate of 4% per annum. The Series F Stock became convertible at the option of the investors, in whole or in part, on June 8, 1999. The number of shares of Common Stock issuable upon conversion of each share of Series F Stock was determined by dividing the stated value of $10,000 plus an accretion of 4% per annum, by the conversion price then in effect. In accordance with the terms of the Series F Stock, the Company was required to recognize an assumed incremental yield of $127,500 (calculated at the date of issuance and based on a beneficial conversion feature). Such amount was amortized as a preferred stock dividend over a six month period beginning with the date of issuance. Accrued dividends payable were $156,944 at March 31, 1999. Additionally, the Company has recognized an incremental yield attributable to a beneficial conversion feature of $79,050 at March 31, 1999.

         As of December 16, 1999, 655 shares of the Series F Stock had been converted into 5,772,031 shares of Common Stock. The remaining 595 shares of Series F Stock were repurchased, in accordance with the terms of the Series F Stock, by the Company on that date from the then current holders at a price equal to 109% of the stated value of $10,000 per share of Series F Stock.

         On December 16, 1999, the Company issued a warrant covering 75,000 shares of its Common Stock at an exercise price of $6.50 per share. The warrants were issued to induce a financial advisor to enter into a financial advisory agreement with the Company. In accordance with EITF Issue No 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and other relative accounting literature, the Company is required to measure the expense associated with the warrants at each reporting date and recognize the appropriate portion of the expense at the end of each reporting period until the measurement date is reached (December 31, 2000 in this transaction). As a result, the Company recognized a proportionate share of the general and administrative expense amounting to $517,374 in the quarter ended March 31, 2000 based on the estimated value of the warrants as of that date.

         On December 14, 1999, the Company completed a private placement of 2,500,000 shares of Common Stock at $3.00 per share to several investors and received net proceeds of $7,220,000. Substantially all of the net proceeds were used to redeem the Series F Stock as described above.

         On February 16, 2000, the Company completed a private placement of 2,350,000 shares of Common Stock at $16.00 per share to several investors and received net proceeds of

                               IMMUNOMEDICS, INC.

                                   (Unaudited)

         $35,443,000. Currently, the cash is invested in marketable securities, and will be used as required to fund the continued operations of the Company.

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

         On December 21, 1998, the Company received $300,000 in final settlement of all claims between the Company and Mallinckrodt, Inc. and its affiliate under certain prior distribution agreements, which were terminated in April 1998. This amount was recognized as other revenue in fiscal year 1999.

         The Company, through its 80% owned subsidiary, IMG Technology, LLC ("IMG"), has formed a joint venture with Coulter Corporation ("Coulter") for the purpose of developing targeted cancer therapeutics. The joint venture, known as IBC Pharmaceuticals, LLC ("IBC"), was organized as a Delaware limited liability company. On March 5, 1999 the Company contributed to IBC, on behalf of IMG, certain rights to its proprietary humanized antibodies against the cancer marker carcinoembryonic antigen (which had a financial reporting carrying value of zero), which is used in its CEA-Cide therapeutic, and Coulter contributed to IBC certain rights to its bispecific targeting technology called the "Affinity Enhancement System" or AES. The Company assigned its rights pursuant to the terms of a license agreement with IBC dated March 5, 1999 in exchange for the grant to IMG of its interest in IBC ("Immunomedics License Agreement"). Coulter received its interest in IBC in exchange for its contribution. The license granted to IBC is a worldwide, royalty free, exclusive license which is limited to the "IBC Field" with respect to the "Immunomedics Patent Property" and the "Immunomedics Biotechnology Assets," as those terms are defined in the Immunomedics License Agreement. Additionally on March 5, 1999, several investors contributed $3,000,000 to IBC in exchange for a 7% interest in the venture. IMG's and Coulter's interests in IBC are 49.55% and 43.45% respectively. Coulter, IMG and the investors entered into an operating agreement (the "IBC Operating Agreement") which establishes

                               IMMUNOMEDICS, INC.

                                   (Unaudited)

         the rights and obligations of the respective members. Under the terms of the IBC Operating Agreement, neither IMG nor Coulter may sell any portion of its interest in IBC without first providing the other with a right of first refusal with respect to such sale, provided that after a public offering of IBC securities, IMG and Coulter will be permitted to sell up to 20% of their respective interests in IBC free of such right of first refusal. IMG is a Delaware limited liability company owned 80% by the Company and 20% by Dr. David M. Goldenberg, the Chairman of the Board and Chief Executive Officer of the Company. Dr. Goldenberg received his interest pursuant to the terms of his employment agreement with the Company. IMG is intended to be a single purpose entity, its sole asset being its interest in IBC. Dr. Goldenberg and IMG have entered into an operating agreement (the "IMG Operating Agreement") which establishes their relative rights and obligations. In connection with Dr. Goldenberg's receipt of an interest in IMG, the Company recognized $182,000 of compensation expense, based on the fair value of technology transferred, and has reflected his interest as a minority interest on the consolidated financial statements as of June 30, 1999. Dr. Goldenberg also serves as Chairman of the Board of IBC.

(9)      Debt

         On October 28, 1998, the Company entered into an Equipment Financing Agreement with the New England Capital Corporation, pursuant to which the Company received $450,000, at the interest rate of 9.52% per annum, to be repaid over a 36-month period. The proceeds of such financing were used to exercise the early purchase options for equipment previously leased through a master lease agreement. The financing is secured by various items of used equipment and an irrevocable letter of credit in the amount of $225,000. The letter of credit is collateralized by a cash deposit of an equivalent amount which is included in "Other long- term assets" on the accompanying consolidated balance sheet. At March 31, 2000, the Company's indebtedness under this agreement was $265,698. The Company paid $23,243 and $13,763 for the nine months ended March 31, 2000 and 1999, respectively, in interest under this agreement.

(10)     Geographic Segment

         The Company manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based diagnostics and therapeutics for cancer and infectious diseases, and it currently reports as a single industry segment. The Company markets and sells its products in the U.S. and Europe.

         The following tables present financial information based on the geographic location of the facilities of Immunomedics, Inc. as of and for the three and nine-month periods ended March 31, 2000 and 1999:

                               IMMUNOMEDICS, INC.

                                   (Unaudited)


Three Months Ended

                                 March 31, 2000

                                 --------------

                                       United States                      Europe                 Total
                                      ----------------                  ----------           --------------

         Revenues                     $    1,086,138                     $672,975              $1,759,113
         Net income (loss)                (2,936,717)                     181,077              (2,755,640)


                                 March 31, 1999

                           United States Europe Total

         Revenues                     $    1,052,210                     $759,171              $1,811,381
         Net income (loss)                (3,319,897)                     193,127              (3,126,770)


Nine Months Ended

                                 March 31, 2000

                                 --------------

                                       United States                      Europe                 Total
                                      ----------------                  ----------           --------------

         Revenues                     $    2,485,513                   $1,872,356              $4,357,869
         Net income (loss)                (7,350,999)                     423,067              (6,927,932)


                                 March 31, 1999

                                 --------------

                                       United States                      Europe                 Total
                                      ----------------                  ----------           --------------

         Revenues                      $   3,632,450                   $2,129,113              $5,761,563
         Net income (loss)                (9,111,648)                     388,009              (8,723,639)


(11)     Subsequent Events

         In April, 2000, David M. Goldenberg, the Company's Chief Executive Officer and his wife, Cynthia L. Goldenberg, the Company's Chief
         Operating Officer, paid to the Company the sum of $657,722 in accordance with the provisions of Section 16(b) of the Securities Exchange Act of 1934. The Company recorded such amount as a contribution of capital in its March 31, 2000 balance sheet as it is related to a transaction with the Company's equity.

                               IMMUNOMEDICS, INC.

                                   (Unaudited)

 (12)    Reclassification

         Certain amounts previously reported have been reclassified to conform to the current year presentation.

Part I - Financial Information

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors, including those identified in "Business" and elsewhere in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and in Exhibit 99 to this Quarterly Report on Form 10-Q.

Since its inception, the Company has been engaged primarily in the research and development and, more recently, the commercialization of proprietary products relating to the detection, diagnosis and treatment of cancer and infectious diseases. The Company has incurred significant operating losses since its formation in 1982 and has not earned a profit since its inception. These operating losses and failure to be profitable have been due mainly to the significant amount of money that the Company has had to spend on research and development. As of March 31, 2000, the Company had an accumulated deficit of approximately $106,823,000. The Company expects to continue to experience operating losses until such time, if at all, that it is able to generate sufficient revenues from sales of CEA-Scan(R), LeukoScan(R) and its other potential products.

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

On February 14, 1997, the Company was granted regulatory approval by the European Commission to market LeukoScan, an in vivo infectious disease diagnostic imaging product, in all 15 countries which are members of the European Union, for the detection and diagnosis of osteomyelitis (bone infection) in long bones and in diabetic foot ulcer patients. On December 19, 1996, the Company filed a Biologics License Application for LeukoScan with the FDA for the same indication approved in Europe, plus an additional indication for the diagnosis of acute, atypical appendicitis. As part of the review process, the Company is in discussions with the FDA to address its comments regarding the adequacy of the Company's data to support final approval for these indications. Consistent with the Company's decision to focus primarily on cancer therapeutic products, on April 12, 2000, the Company withdrew the CEA-Scan breast cancer imaging application submitted on January 26, 1999 to the European Medicines Evaluation Agency (EMEA).

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

Results of Operations

Revenues for the nine-month period ended March 31, 2000 were $4,358,000 as compared to $5,762,000 for the same period in 1999. Product sales for the nine-month period ended March 31, 2000 decreased by $1,548,000 as compared to the same period of 1999, mainly due to the reorganization of the U.S. and European sales forces, which occurred in April 1999. Research and development revenue for the nine-month period ended March 31, 2000 increased by $231,000 as compared to the same period of 1999, primarily due to higher grant revenue. Interest income increased by $236,000 due to more cash available for investments. Other income decreased by $320,000 primarily due to the receipt of $300,000 in December 1998, in final settlement of all claims between the Company and Mallinckrodt, Inc. and its affiliate under certain prior distribution agreements, which were terminated in April 1998.

Revenues for the three-month period ended March 31, 2000 were $1,759,000 as compared to $1,811,000 for the same period in 1999. Product sales for the three-month period ended March 31, 2000 decreased by $362,000 as compared to the same period of 1999, mainly due to reorganization of the U.S. and European sales forces. Research and development revenue for the three-month period ended March 31, 2000 increased by $135,000 as compared to same period of 1999, primarily due to higher grant revenue. Interest and other income for the three-month period ended March 31, 2000 increased by $172,000, primarily reflecting increased interest income due to more cash available for investments.

Total operating expenses for the nine-month period ended March 31, 2000 were $11,286,000 as compared to $14,485,000 for the same period in 1999. Research and development costs for the nine-month period ended March 31, 2000 decreased by $965,000 as compared to the same period in 1999, primarily due to the Company's restructuring efforts in fiscal 1999 and due to the reduced patient enrollment in clinical trials. Sales and marketing expenses for the nine-month period ended March 31, 2000 decreased by $2,589,000 primarily due to the Company-wide reorganization/restructuring. General and administrative costs for the nine-month period ended March 31, 2000 increased by $344,000 as compared to the same period in 1999, primarily due to the recognition of an expense of $517,000 associated with warrants issued to a financial advisor partially offset by reduced legal costs.

Total operating expenses for the three-month period ended March 31, 2000 were $4,515,000 as compared to $4,938,000 for the same period in 1999. Research and development costs for the three-month period ended March 31, 2000 increased by $80,000 as compared to the same period in 1999, primarily due to the manufacturing of products for clinical trials. Sales and marketing expenses for the three-month period ended March 31, 2000 decreased by $904,000, primarily due to the Company-wide reorganization/restructuring. General and administrative costs for the three-month period ended March 31, 2000 increased by $390,000 as compared to the same period in 1999, primarily due to the recognition of an expense of $517,000 associated with warrants issued to a financial advisor partially offset by reduced legal costs.

Net loss allocable to common shareholders for the nine-month period ended March 31, 2000 was $7,425,000, or $0.18 per share, as compared to $8,960,000, or $0.24 per share, for the same period in 1999. The lower net loss allocable to common shareholders in 2000 as compared to 1999 primarily resulted from reduced expenses partially offset by lower revenues and increased preferred stock dividends, as discussed above and in Note 4 to the Unaudited Condensed Consolidated Financial Statements. In addition, the net loss per share for the nine-month period ended March 31, 2000 was positively impacted by the higher weighted average number of common shares outstanding for this period, as compared to the same period in 1999. The increase in the weighted average number of common shares outstanding was primarily due to the conversion of shares related to the prior year equity financings and the private placements which occurred in December 1999 and February 2000 (see Note 7 to the Unaudited Condensed Consolidated Financial Statements).

Net loss allocable to common shareholders for the three-month period ended March 31, 2000 was $2,756,000, or $0.06 per share, as compared to $3,331,000, or $0.09 per share, for the same period in 1999. The lower net loss allocable to common shareholders in 2000 as compared to 1999 primarily resulted from reduced expenses and preferred stock dividends, partially offset by lower revenues as discussed above. In addition, the net loss per share for the three-month period ended March 31, 2000 was positively impacted by the higher weighted average number of common shares outstanding for this period, as compared to the same period in 1999. The increase in the weighted average number of common shares outstanding was primarily due to the conversion of shares related to the prior year equity financings and the private placements which occurred in December 1999 and February 2000 (see Note 7 to the Unaudited Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

At March 31, 2000, the Company had working capital of $42,059,000, which represents an increase of $34,236,000 from June 30, 1999. The net increase in working capital resulted primarily from the private placements which occurred in December 1999 and February 2000 partially offset by the funding of operating expenses.

On October 28, 1998, the Company entered into an Equipment Financing Agreement with the New England Capital Corporation, pursuant to which the Company received $450,000, to be repaid over a 36-month period. The proceeds of such financing were used to exercise the early purchase options for the equipment leased through a master lease agreement. The financing is secured by various items of used equipment and an irrevocable letter of credit in the amount of $225,000. The letter of credit is collateralized by a cash deposit of an equivalent amount (see Note 9 to the Unaudited Condensed Consolidated Financial Statements).

The Company's liquid asset position, measured by its cash, cash equivalents and marketable securities, was $42,854,000 at March 31, 2000, representing an increase of $33,433,000 from June 30, 1999. This increase was primarily attributable to the private placements which occurred in December 1999 and

February 2000 partially offset by the funding of operating expenses. It is anticipated that absent external financing, working capital and cash, cash equivalents and marketable securities will decrease during the remainder of fiscal year 2000 as a result of planned Liquidity and Capital Resources (Continued)

operating and capital expenditures, offset in part by projected revenues from product sales in the U.S. and Europe. However, there can be no assurance as to the amount of revenues, if any, these products will provide. In April 1999, the Company implemented a cost reduction program which the Company anticipated saving approximately $3.5 million during the 12 months ending March 31, 2000. Primarily due to the restructuring, the Company has realized savings during the twelve months ended March 31, 2000 of approximately $3.8 million.

To date, the Company has not generated positive cash flow from operations. Accordingly, it has relied primarily upon external financing to supply necessary cash flow. The Company believes that its existing working capital should be sufficient to meet its capital and liquidity requirements for approximately three to four years, based on current spending levels. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from such statement for a variety of reasons. The Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these are the success of its product commercialization and selling products, the technological advantages and pricing of the Company's products, and access to capital markets that can provide the Company with the resources when necessary to fund its strategic priorities. Unless there is a significant increase in product revenues, the Company will require additional financial resources after it utilizes its current liquid assets in order for it to continue its projected levels of research and development and clinical trials of its proposed products and regulatory filings for new indications of existing products. There can be no assurance that any additional financing will be available to the Company at all or on terms it finds acceptable or that the terms of any equity financing will not cause substantial dilution to existing stockholders.

The Company may supplement its financial resources from time to time as market conditions permit through additional financing and/or through collaborative marketing and distribution agreements. The Company continues to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of its proprietary technology. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

On February 16, 2000, the Company completed a private placement of 2,350,000 shares of Common Stock at $16.00 per share to several investors and received net proceeds of $35,443,000.

On December 14, 1999, the Company completed a private placement of 2,500,000 shares of Common Stock at $3.00 per share to several investors and received net proceeds of approximately $7,220,000. Substantially all of the net proceeds were used to redeem the Series F Preferred Stock as described below.

On December 9, 1998, the Company completed a private placement of 1,250 shares of Series F Convertible Preferred Stock (the "Series F Stock") to several investors and received net proceeds of $12,349,800. Each share of Series F Stock had an initial stated value of $10,000, which increased at the rate of 4% per annum. The Series F Stock became convertible at the option of the investors, in whole or in part, on June 8, 1999. The number of shares of Common Stock issuable upon conversion of each share of Series F Stock was determined by dividing the stated

Liquidity and Capital Resources (Continued)

value of $10,000 plus an accretion of 4% per annum, by the conversion price then in effect. In accordance with the terms of the Series F Stock, the Company was required to recognize an assumed incremental yield of $127,500 (calculated at the date of issuance and based on a beneficial conversion feature). Such amount was amortized as a preferred stock dividend over a six month period beginning with the date of issuance. Accrued dividends payable were $156,944 at March 31, 1999. Additionally, the Company has recognized an incremental yield attributable to a beneficial conversion feature of $79,050 at March 31, 1999.

As of December 16, 1999, 655 shares of the Series F Stock had been converted into 5,772,031 shares of Common Stock. The remaining 595 shares of Series F Stock were repurchased, in accordance with the terms of the Series F Stock, by the Company on that date from the current holders at a price equal to 109% of the stated value of $10,000 per share of Series F Stock.

On December 23, 1997, the Company entered into a Structured Equity Line Flexible Financing Agreement (the "Equity Line") with an investor (the "Investor"), pursuant to which, subject to the satisfaction of certain conditions, the Company could have received up to an aggregate of $30,000,000 over a 36-month period. The Company terminated the Equity Line as of December 9, 1998. As of the termination date, the Company had received a total of $5,350,000 for which the Company issued 1,358,838 shares of Common Stock. The Company also issued certain warrants to the Investor (see Note 7 to the Unaudited Condensed Consolidated Financial Statements).

Item 3. Quantitative and Qualitative Disclosures About Market Risks

         See Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds.

On February 16, 2000, the Company completed a private placement of 2,350,000 shares of Common Stock at $16.00 per share to several investors and received net proceeds of $35,443,000. The Company intends to use the net proceeds for continuing research and development for its existing product line, for future clinical trials, for general working capital purposes and in the operation of the Company's business. The Company did not register the shares under federal law; instead, the Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, based upon the fact that there were a limited number of investors, each of whom the Company understands were accredited investors and each of whom made certain investment representations to the Company.

Item   6.         Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           10.1 - Common Stock Purchase Agreement, dated as of February 14, 2000, by and among the Company and the investors named therein (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 333-31178).

                           27   -   Financial Data Schedule

                           99   -   Risk Factors

                  (b)      Reports on Form 8-K during the quarter ended March
                           31, 2000:

A Current Report on Form 8-K was filed by the Company on February 23, 2000 to report (under Item 5) the consummation of the private placement described in
Item 2 of Part II of this Quarterly Report on Form 10-Q.

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

                                                              IMMUNOMEDICS, INC.
                                                              ------------------
                                                                 (Registrant)




DATE: May 15, 2000                                 /s/ David M. Goldenberg
                                                   -----------------------------
                                                   David M. Goldenberg
                                                   Chairman and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

DATE: May 15, 2000                                 /s/ Shailesh R. Asher
                                                   -----------------------------
                                                   Shailesh R. Asher
                                                   Controller and Acting Chief
                                                   Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)