Form 10-K
period 2000-06-30
IMMUNOMEDICS INC
filed 2000-09-29
CIK 722830

------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             -------------------
                                  FORM 10-K

          (Mark One)
              [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

     Common Stock, $.01 par value (Title of class) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes _X_ No____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 22, 2000, 49,479,871 shares of the Company's common stock were outstanding, and the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sale price for the Company's common equity on the Nasdaq National Market at that date, was $969,007,968.

                      Documents Incorporated by Reference:

     Portions of the Company's definitive Proxy Statement to be mailed to stockholders in connection with the Annual Meeting of Stockholders of the registrant to be held on December 6, 2000 (the "2000 Definitive Proxy Statement"), which will be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III hereof.

                                     PART I

Item 1 - Business

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

     The Company is applying its expertise in antibody selection, modification and chemistry to develop therapeutic products for cancer using humanized monoclonal antibodies unlabeled, or conjugated with isotopes or drugs. The Company conducted a Phase I/II clinical trial with LymphoCide'TM' (epratuzumab), a non-radioactive non-Hodgkin's lymphoma (NHL)therapeutic. This trial was designed to obtain knowledge about targeting and dosing with the unlabeled humanized form of the monoclonal antibody which targets the CD22 receptor of B-cells and B-cell lymphomas. The Company has now advanced the humanized form of epratuzumab to Phase III clinical testing, evaluating the agent in certain indolent non-Hodgkin's lymphoma patients. The Company is preparing a second Phase III clinical trial to evaluate epratuzumab in patients with a specific type of aggressive lymphoma. The Company also is conducting a Phase II clinical trial to determine the safety and efficacy of epratuzumab in combination with Rituxan'r' (rituxamab, IDEC Pharmaceuticals and Genentech), in both indolent and aggressive forms of NHL. The Company also is evaluating the humanized antibody as a yttrium-90 labeled therapeutic product, and has discontinued all clinical trials with the murine form (see "In Vivo Therapeutic Products"). A Phase II clinical trial is being conducted in Germany with CEA-Cide'r' (labetuzumab), labeled with iodine-131, for treatment of patients with small volume, inoperable, metastatic colorectal cancer. The Company also is evaluating labetuzumab as an unlabeled antibody in a Phase I/II clinical trial in colorectal and breast cancer patients, and as a labeled antibody with yttrium-90, in a Phase I/II clinical trial, in patients with colorectal and pancreatic cancers. Labetuzumab targets receptor sites on CEA-expressing solid tumors of the breast, lung, digestive and other organ systems.

     The Company also is developing a line of in vivo imaging products for the detection of various cancers and other diseases. These agents are being developed by the Company as companion diagnostic products, that may be used in conjunction with the therapeutic agents, thereby providing total patient management. On June 28, 1996, the FDA licensed CEA-Scan for use with other standard diagnostic modalities for the detection of recurrent and/or metastatic colorectal cancer. On October 4, 1996, the Company was granted marketing authorization by the European Commission for use of CEA-Scan in the 15 countries comprising the European Union for the same indication as approved in the United States. On September 16, 1997, the Company received a notice of compliance from the Health Protection Branch permitting it to market CEA-Scan in Canada for recurrent and metastatic colorectal cancer.

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

     The Company has developed and filed an Investigational New Drug application ("IND") for two other in vivo cancer imaging products: AFP-Scan'r' for the detection and diagnosis of liver and germ cell cancers, currently in Phase II clinical trials, and LymphoScan'TM' for diagnosis and staging of non-Hodgkin's lymphomas, currently in Phase III clinical trials (see "Products and Projects in Development").

     The Company has been directly responsible for sales and marketing of CEA-Scan worldwide and has employed its own sales and marketing organizations in the U.S. and Europe and negotiated local distribution agreements in certain markets outside the U.S. On February 29, 2000, the Company signed a Letter Agreement with KOL Bio-Medical Instruments, Inc. (KOL), granting KOL exclusive rights to market and sell CEA-Scan in the northeastern U.S. (see "Marketing, Sales and Distribution" for the current status of these agreements). On September 9, 1998, the Company announced that Syncor International agreed to make CEA-Scan available to its hospital and clinic accounts across the U.S. supported by Immunomedics' technical support specialists. The Company has entered into an agreement with the ICS Division of Bergen Brunswig Specialty Corporation to provide product support services in the U.S., including distribution, order management and customer service for CEA-Scan and other products from time to time.

     The  Company  has  entered  into a  Distribution  Agreement  with Eli Lilly
Deutschland GmbH ("Lilly") pursuant to which Lilly packages and distributes CEA-Scan and LeukoScan within the countries comprising the European Union and certain other countries subject to receipt of certain regulatory approvals.

     The Company, through its 80% owned subsidiary, IMG Technology, LLC ("IMG"), has formed a joint venture with Coulter Corporation ("Beckman Coulter") for the purpose of developing targeted cancer therapeutics. The joint venture, known as IBC Pharmaceuticals, LLC ("IBC"), was organized as a Delaware limited liability company. On March 5, 1999 the Company contributed to IBC, on behalf of IMG, certain rights to its proprietary humanized antibodies against the cancer marker carcinoembryonic antigen (which had a financial reporting carrying value of zero), which is used in its CEA-Cide therapeutic, and Beckman Coulter contributed to IBC certain rights to its bispecific targeting technology called the "Affinity Enhancement System" or AES. The Company assigned its rights pursuant to the terms of a license agreement with IBC dated March 5, 1999 in exchange for the grant to IMG of its interest in IBC ("Immunomedics License Agreement"). Beckman Coulter received its interest in IBC in exchange for its contribution. The license granted to IBC is a worldwide, royalty free, exclusive license which is limited to the "IBC Field" with respect to the "Immunomedics Patent Property" and the "Immunomedics Biotechnology Assets," as those terms are defined in the Immunomedics License Agreement. Additionally on March 5, 1999, several investors contributed $3,000,000 to IBC in exchange for a 7% interest in the venture. IMG's and Beckman Coulter's interests in IBC are 49.55% and 43.45% respectively. Subsequent capital contributions by individual investors in December 1999 and June 2000 total $328,000, but have a negligible effect on ownership interest. Beckman Coulter, IMG and the investors entered into an operating agreement (the "IBC Operating Agreement") which establishes the rights and obligations of the respective members. Under the terms of the IBC Operating Agreement, neither IMG nor Beckman Coulter may sell any portion of its interest in IBC without first providing the other with a right of first refusal with respect to such sale, provided that after a public offering of IBC securities, IMG and Beckman Coulter will be permitted to sell up to 20% of their respective interests in IBC free of such right of first refusal. IMG is a Delaware limited liability company owned 80% by the Company and 20% by Dr. David Goldenberg. Dr. Goldenberg received his interest pursuant to the terms of his employment agreement with the Company. IMG is intended to be a single purpose entity, its sole asset being its interest in IBC. Dr. Goldenberg and IMG have entered into an operating agreement which establishes their relative rights and obligations.

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

Products and Projects in Development

In Vivo Therapeutic Products

     The Company is applying its expertise in antibody selection, modification and chemistry to cancer therapeutics, using monoclonal antibodies labeled with therapeutic radioisotopes or conjugated with drugs. The Company is engaged in developing anti-cancer products, principally with a technique called radioimmunotherapy. This technique may deliver radiolabeled therapeutic agents to tumor sites more selectively than current radiation therapy technologies, while minimizing debilitating side effects. The Company completed a Phase I clinical trial with the murine form of its non-Hodgkin's B-cell lymphoma proposed therapeutic product, LymphoCide (epratuzumab)at the University of Nebraska. This product consisted of a monoclonal antibody, highly specific in targeting B-cell lymphomas, labeled with the radioisotope iodine-131. In this Phase I clinical trial of epratzumab, several patients, all of whom were late-stage and were unresponsive to other therapies, experienced varying degrees of tumor regression. Reversible bone marrow toxicity also was observed. By conducting this trial, the Company increased its knowledge of antibody targeting and dosage. The Company is completing the evaluation of epratuzumab in its humanized form and radiolabeled with yttrium-90 in Phase I/II studies at several sites in the U.S. The Company has also tested the unlabeled (cold) form of epratuzumab in a Phase I/II trial of about 100 patients with both indolent and aggressive forms of NHL, and has found the agent to show good safety, tolerability, and evidence of activity. Importantly, epratuzumab may be infused in as little as fifteen minutes without compromising safety or efficacy. An agreement to enter into Phase III clinical trials in certain indolent non-Hodgkin's lymphoma patients has been reached by the Company and FDA. The Phase III clinical trial will be conducted in approximately thirty sites in the U.S. and Europe. The Company is preparing for a second Phase III clinical trial to evaluate epratuzumab in patients with a specific type of aggressive non-Hodgkin's lymphoma. The Company has begun a Phase II clinical trial to evaluate the safety and efficacy of epratuzumab, in combination with Rituxan (rituxamab), in both indolent and aggressive NHL patients. The product is being evaluated as an unlabeled antibody. The initial studies of the unlabeled and labeled forms of epratuzumab have indicated that both forms of the product show clinical responses (partial or complete remissions), even when patients failed chemotherapy or prior antibody therapy.

     In February 1999, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI") covering the development anduse of its humanized lymphoma antibody conjugated to recombinant ribonucleases (RNase) as a potential new anticancer agent. The Company contributed its humanized lymphoma antibody and the NCI contributed the RNase. The antibody delivers the RNase to the cancer cell where it destroys the cell's ribonucleic acid (RNA), which is essential for cell division. In May 1999, the Company entered into a Clinical Trials Agreement (CTA) with the Cancer Therapy Evaluation Program (CTEP) of the Division of Cancer Treatment and Diagnosis (DCTD) at the NCI. The agreement serves as the basis for the co-development of epratuzumab by the Company and DCTD. The Company provides epratuzumab to DCTD for evaluation under mutually agreed upon clinical protocol(s).

     A Phase II clinical trial has been completed with the Company's colorectal cancer therapeutic, CEA-Cide(labetuzumab). This trial was conducted in Europe in patients with metastatic colorectal cancer who failed chemotherapy. The Company has begun to enter patients into a Phase I/II clinical trial with its humanized CEA antibody, unlabeled and labeled with yttrium-90. These trials will evaluate the safety of the product in patients with colorectal, pancreatic and breast cancer. The Company is currently conducting, in collaboration with several academic or research centers, research on humanized forms of targeting antibodies, alternative radioisotopes and new conjugation methods (see "Research Programs").

In Vivo Imaging Products

     The Company's in vivo imaging products utilize radioimmunodetection, which involves injecting a patient with a radioisotope linked to an antibody. An antibody is a protein that can recognize and selectively attach itself to a specific substance called an antigen. Such antigens are present on tumor cells, white blood cells that accumulate at the sites of infections, and other disease entities. By attaching a radioisotope to a disease-targeting antibody, the radioisotope may be delivered to a disease site for imaging. A gamma camera (standard nuclear medicine equipment used for imaging) is then used to detect and display radioisotope concentrations, revealing the presence, location and approximate size of the site of disease.

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

     On June 28, 1996, the FDA licensed CEA-Scan (arcitumomab) for use in conjunction with other standard diagnostic modalities for the detection of the presence, location and extent of recurrent and/or metastatic colorectal cancer. On October 4, 1996, this product also was approved by the European Commission for the same indication. On September 16, 1997, the Company received a notice of compliance from the HPB permitting it to market CEA-Scan in Canada forrecurrent and metastatic colorectal cancer. In addition, the Company has six other in vivo imaging products or indications in various stages of clinical testing and regulatory review by the FDA -- five for cancer imaging (CEA-Scan for lung and breast cancer, AFP-Scan for liver and germ cell cancer and LymphoScan for non-Hodgkin's lymphoma) and one for imaging infectious diseases (LeukoScan).

     The antibody in CEA-Scan is directed at carcinoembryonic antigen ("CEA"), which is abundant at the site of virtually all cancers of the colon or rectum (both primary tumors and metastases). CEA is also associated with many other cancers, and the Company estimates that three quarters of all human cancer patients have elevated CEA levels in their tumors. As part of receiving FDA approval for CEA-Scan, the Company has agreed to conduct Phase IV clinical studies to evaluate the product following re-administration. The Company also is performing Phase III clinical trials, using CEA-Scan, for imaging lung cancer. In addition, Phase II clinical trials for breast cancer imaging have been completed, results of which have been published in the July 2000 issue of Cancer.

     LeukoScan (sulesomab) is a monoclonal antibody fragment, which seeks out and binds to granulocytes (white blood cells) associated with a potentially wide range of infectious and inflammatory diseases. On February 14, 1997, the Company received European regulatory approval to market the product for detecting and diagnosing osteomyelitis (bone infection) in long bones and in diabetic foot ulcer patients. On December 19, 1996, the Company filed a BLA with the FDA, seeking approval to market LeukoScan in the U.S. for the same indication approved in Europe, plus an additional indication for diagnosis of acute, atypical appendicitis. A New Drug Submission for the same indications as in the U.S. is under review with the HPB in Canada, (filed on March 24, 1998), and in Switzerland, (filed in September, 1998).

     Two other imaging products are being studied pursuant to IND's submitted to the FDA. The Company also has ongoing clinical trials for these agents:

    -- LymphoScan, employing an antibody capable of targeting an antigen on non-
       Hodgkin's B-cell lymphomas (Phase III clinical trials are underway).

    -- AFP-Scan, employing an antibody capable of targeting alpha-fetoprotein, a marker on liver cancer and germ-cell tumors of the ovaries and testes (Phase II clinical trials are underway).

Research Programs

     The Company incurred approximately $8,670,000, $10,100,000 and $11,738,000, in total research and development expense during its fiscal years ended June 30, 2000, 1999 and 1998, respectively.

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

     During the past fiscal year, the Company, in collaboration with other investigators, continued to demonstrate successful targeting in patients with the Company's humanized monoclonal antibodies (hMN-14 and hLL2) against the CEA cancer marker and non-Hodgkin's B-cell lymphoma, respectively, as compared to the murine counterparts. The anticancer humanized antibodies are about 95% human and have shown very good uptake in the patients' tumors. The Company is now focusing on the study of these humanized monoclonal antibodies unlabeled (non-isotopic) and labeled with a pure beta-emitting isotope, yttrium-90, in patients with the appropriate target tumors (discussed below).

Alternative Radioisotopes

     The Company has used iodine-131 to label its anti-lymphoma antibody (LL2), which has been evaluated in a phase I clinical trial against non-Hodgkin's lymphoma. This disease has previously been found to respond well to radioimmunotherapy using iodine-131-labeled, murine-based anti-lymphoma antibodies by investigators at several institutions. However, one potential drawback of an iodine-131-labeled LL2 antibody is the finding that LL2, as a rapidly internalizing antibody, is readily metabolized with the iodine-131-bound metabolite and is quickly excreted from the target cell. This means that full advantage is not taken of the eight-day half-life of the iodine-131 radionuclide,  in this one  particular  disease.  In contrast,  yttrium-90  from administered yttrium-90-labeled LL2 has been shown to be retained inside lymphoma cells for long periods after antibody metabolism. For this reason, and also for reasons of greater efficacy against larger tumors and the potential for outpatient use due to lack of any associated gamma-ray emissions, the Company's scientists have developed yttrium-90-LL2 as a second-generation product. The Company has developed a proprietary technology using a compound called "DOTA" to tightly bind yttrium-90 to antibodies, assuring that the isotope will stay attached during circulation, and thus minimally impact the bone marrow and other organ systems. The labeling procedure has been developed by the Company as a 15-minute, simple labeling method resulting in over 90% incorporation of the yttrium onto the antibody. The Company has begun Phase I/II clinical trials with yttrium-90-labeled humanized antibodies. The Company is not alone in substituting yttrium-90 for iodine-131 as an antibody-delivered isotope therapeutic. At least one other competitor is labeling an antibody with yttrium-90 for similar indications.

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

Peptides

     During fiscal year 2000, the Company continued to improve its proprietary methods for technetium-99m radiolabeling of peptides, which were developed in fiscal year 1996, up to clinical-scale levels using single-vial kits. These automated synthetic methods will be generally applicable to the preparation of radioconjugates of other diverse chelate-peptides, and will enable rapid evaluation of different peptide-receptor systems directly with peptide analogs labeled with technetium-99m, the optimum imaging radionuclide. This technology has been applied to the preparation of analogs of somatostatin and has demonstrated reagent utility in pre-clinical in vivo models. In related work, similar synthetic methods have also been used to prepare chelate-peptide conjugates, which can be radiolabeled with indium-111 and yttrium-90.

Intraoperative Cancer Detection

     The Company has been developing intraoperative cancer detection applications with CEA-Scan, utilizing hand-held, radiation-detecting probes. The Company has learned that surgeons have successfully used CEA-Scan in this way, within 48 hours of its injection and external imaging. The Company has remained in contact with these surgeons, one of whom reported to the Society of Surgical Oncology on a prospective study of CEA-Scan imaging and probe-guided surgery in twenty (20) patients. That study concluded that the probe and CEA-Scan provided useful new information in 7 of 20 patients, encouraging more aggressive operative intervention and postoperative care, including chemotherapy. A U.S. patent was issued in 1990 to the Company for this and for laser and endoscopic applications. In March 2000, the Company was awarded a U.S. patent covering the use of very small portions of antibodies that bind to certain diseased tissues allowing for improved intraoperative, intravascular and endoscopic detection. The Company has discussed with the FDA the use of CEA-Scan with gamma probes, and plans to conduct clinical trials along lines proposed by the FDA, with the objectives of gaining regulatory approval for this new intraoperative use of CEA-Scan.

Government Grants

     The Company has begun work in September 2000 on a new SBIR Phase II grant from the National Cancer Institute ("NCI"), with funding of $800,000 over two years. The work performed under this grant will investigate the use of bispecific antibodies for the enhanced delivery of radioimmunotherapy to colon tumors. Preliminary results from the Phase I SBIR work suggest that the approach may lead to drastically improved therapeutic ratios (the amount of radiation deposited in a tumor versus the amount deposited in normal tissues). The injected radioactivity either binds to the pretargeted bispecific antibody at the tumor, or it is rapidly and harmlessly excreted. The method under development by the Company is applicable to any type of radioimmunotherapy.

     The Company is also entering the second year of another SBIR Phase II grant from NCI, originally awarded in September 1999, at a budget of $750,000 over two years. This project will be completed during calendar year 2001, and may result in an advanced radioimmunotherapy agent for the treatment of breast cancer.

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

     Under the terms of its license agreement with CMMI, the Company has the right of first negotiation to obtain exclusive, worldwide licenses from CMMI to manufacture and market potential products and technology covered by the license agreement under terms representing fair market price, to be negotiated in good-faith at the time the license is obtained. To date, no products have been licensed from CMMI. The Company retains licensing rights to inventions made during the term of the agreement for a period of five years from the time of disclosure. The license agreement terminates on January 21, 2002, with the Company having the right to seek good-faith negotiation to extend the agreement for an additional five-year period. Pursuant to a collaborative research and license agreement, dated as of January 21, 1997, between the Company and CMMI, the Company has paid CMMI an annual license fee of $200,000 in each of the fiscal years 2000, 1999 and 1998.

     The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amount of approximately $128,000, $45,000 and $98,000 during the years ended June 30, 2000, 1999 and 1998, respectively. The Company also provides, at no cost to CMMI, laboratory materials and supplies. However, any inventions made independently of Immunomedics at CMMI are the property of CMMI.

     During each of the fiscal years 1999 and 1998, the Board of Directors of the Company authorized grants to CMMI of $200,000 to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI.

Marketing, Sales and Distribution

In Vivo Products

     In April 1997, the Company launched LeukoScan in Europe. All marketing, selling and distribution rights to the product have been retained by the Company and the Company continues to build a sales and marketing organization to support this effort. The Company has entered into a Distribution Agreement with Eli Lilly Deutschland GmbH ("Lilly") pursuant to which Lilly currently packages and distributes LeukoScan and CEA-Scan within the countries comprising the European Union and certain other countries subject to the receipt of regulatory approval. The Company has established sales representation and/or local distributors in major markets. The Company's European operations are located in Hillegom, The Netherlands.

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

     On February 29, 2000, the Company signed a Letter Agreement with KOL Bio-Medical Instruments, Inc.(KOL), granting KOL exclusive rights to market and sell CEA-Scan in the northeastern U.S. The Company is considering the expansion of this Letter Agreement to a Marketing and Sales Agreement, granting KOL, and its agents, exclusive rights to market and sell CEA-Scan in the entire U.S.

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

     The Company's Morris Plains headquarters also houses regulatory, medical, research and development, finance, marketing and executive offices (see "Properties"). The Company has now scaled-up to commercial levels its antibody purification and fragmentation manufacturing processes. The manufacturing facility consists of four independent antibody-manufacturing suites, several support areas, and a quality control ("QC") laboratory. Start-up validation and inspection of the facility were completed in December 1998. The manufacturing facility and product manufacturing processes were approved by the Committee on Proprietary Medicinal Products (CPMP) of the European Commission in May, 1998. The facility and processes were approved by the FDA for CEA-Scan in December, 1998.

Patents and Proprietary Rights

     The Company actively pursues a policy of seeking patent protection, both in the United States and abroad, for its proprietary technology. The Company has a diverse patent portfolio for its products, currently consisting of 61 issued United States patents (5 of the Company's earliest patents have now expired) and 200 issued foreign patents, with 51 United States patent applications pending, of which 5 have been allowed, and 134 foreign patent applications pending, of which 18 have been allowed. Included in the foregoing are 3 United States patents and foreign counterparts of 6 United States patents, to which the Company has rights pursuant to an exclusive license granted by Dr. Goldenberg. The Company also has certain rights with respect to patents and patent applications owned by CMMI, by virtue of a license agreement between the Company and CMMI.

     The Company's patents contain claims covering its current in vivo cancer imaging products, as well as imaging and therapy products currently under development.

     In September 1999, the Company was issued a U.S. patent covering an improvement in a pretargeting system that enhances the delivery of diagnostic or therapeutic drugs to a target site, which could be a cancer or an infection, by using a second step-clearing agent to remove the non-targeted agent from the blood.

     In January 2000, a U.S. patent was issued to the Company describing a method of radiolabeling proteins by use of a new radiometal-binding compound comprised of mercaptobutyryl glycinate ligands.

     Also in January 2000, the Company was allowed a U.S. patent covering new methods of treating cancers by a two-step process involving bispecific fusion proteins. The fusion proteins are engineered molecules designed to have two binding ends, one that binds to the cancer and the other to a second, complementary agent.

     In February 2000, the Company was awarded two U.S. patents for therapeutic radiopharmaceuticals. The first describes new methods of linking phosphorus-32 and phosphorus-33 to diverse disease targeting proteins, such that they retain the ability to bind to abnormal cells. The second patent describes a general method of labeling proteins with a radioisotope, providing a one-vial kit, and is especially useful for linking Cu-67, Hg-197, Pb-203, Ag-111 and Bi-212 to antibodies, drugs, cytokines, enzymes, hormones and immune modulators.

     Also in February 2000, the Company was allowed a U.S. patent covering positron emission tomography (PET) with gallium-68 (Ga-68) chelates, using bispecific fusion proteins as the delivery agent.

     In March, 2000, the Company was awarded a U.S. patent covering the method of using very small portions of antibodies that bind to diseased tissues for better detection during surgical, endoscopic and laparoscopic procedures.

     In April 2000, the Company was allowed a U.S. patent for a new therapeutic method involving cell-specific cytokines, such as IL-15, to be bound with a therapeutic isotope or RNase. The patent also covers the use of a bispecific antibody that recognizes a cancer cell and also a region of IL-15, permitting delivery of the IL-15 conjugated to RNase to the cancer cell.

     Among the foreign patents issued to the Company during the last fiscal year were two important Japanese patents, the first covering humanized antibodies and immunoconjugates specific for B-cell lymphoma and leukemia cells which are important for the Company's lymphoma diagnostic and therapeutic products, the second covering the highly specific anti-CEA antibodies used in the Company's colorectal cancer diagnostic and therapeutic products and having potential use for other types of cancer.

     Pursuant to a License Agreement between the Company and Dr. Goldenberg, certain patent applications owned by Dr. Goldenberg were licensed to the Company at the time of the Company's formation in exchange for a royalty in the amount of 0.5% of the first $20,000,000 of annual net sales of all products covered by any of such patents and 0.25% of annual net sales of such products in excess of $20,000,000. Five of the licensed United States patents have now expired. Dr.Goldenberg's Amended and Restated Employment Agreement with the Company dated November 1, 1993 (the "Employment Agreement") extends the ownership rights of the Company, with an obligation to diligently pursue all ideas, discoveries, developments and products, into the entire medical field, which, at any time during his past or continuing employment by the Company (but not when performing services for CMMI), Dr. Goldenberg has made or conceived or hereafter makes or conceives, or the making or conception of which he has materially contributed to or hereafter contributes to, all as defined in the Employment Agreement (collectively "Goldenberg Discoveries").

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

     Pursuant to a License Agreement dated July 7, 1983, the Company paid a royalty to Dr. F. James Primus, a co-inventor with Dr. Goldenberg of certain monoclonal antibodies and immunoassays which are the subject matter of a U.S. patent and foreign counterparts thereof that are owned jointly by Drs. Primus and Goldenberg. Under the agreement, a final payment was made to Dr. Primus in June 2000.

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

     In November 1996, the Company brought suit in The Netherlands against F. Hoffmann-LaRoche and its Roche Diagnostics subsidiary and European affiliates for infringement of the Company's European patent covering specific anti-CEA antibodies, which Roche is using in its CEA immunoassay. The suit sought an injunction against the sale of CEA immunoassays by Roche that infringe the Company's European patents, as well as damages for past infringement. Roche denied infringement and countered with nullity actions in The Netherlands and Germany, seeking to invalidate the Company's Dutch and German patents. A trial was held before the Patent Court in The Hague on August 8, 1997, resulting in dismissal of the action. The Company has appealed. A trial on the Dutch nullity action was held before the Patent Court in The Hague on June 5, 1998, resulting in dismissal of that action and maintenance of all claims of the Company's patent. Roche has appealed. The appeals of the Dutch infringement and nullity actions were heard concurrently on March 2, 2000, and a decision is expected in November 2000. A trial on the German nullity action was held in Munich on December 9, 1998, resulting in maintenance of the patent in amended form, which continues to protect the Company's products, and which the Company believes is still infringed by Roche's immunoassays. Roche did not appeal. The Company's patent counsel believes that the patents are valid and infringed, and that an unfavorable outcome is unlikely, although no assurances can be given in this regard. To the extent that Roche contests or challenges the Company's patents, or files appeals or further nullity actions, there can be no assurance that significant costs for defending such patents may not be incurred.

     The Company has also sued Cytogen, Inc. and C.R. Bard, Inc. for infringement of the Company's licensed patent by Cytogen's sale of its "Prostascint" prostate cancer-imaging product. The complaint was filed in New Jersey on February 23, 2000 and served on March 20, 2000 after two unsuccessful attempts at settlement. Although the Company believes that its patent is valid and infringed, there can be no assurance that a judge will interpret the claims properly or that a jury will find infringement or that the Company will not incur significant costs in pursuing the suit despite a negotiated fee arrangement with its patent counsel.

     In July 1998, a license agreement was signed between the Company and Dako A/B under the Company's worldwide patents for specific anti-CEA monoclonal antibodies, which Dako markets for in vitro use. The Company is engaged in active discussions with other companies that may be using its patented technology without the Company's approval in current products or products now in development or clinical testing.

     The mark "IMMUNOMEDICS" is registered in the United States and 19 foreign countries and a European Community Trademark has been granted. The Company's logo also is registered in the United States and in 2 foreign countries. The mark "IMMUSTRIP" is registered in the United States and Canada. The mark "CEA-SCAN" is registered in the United States and 7 foreign countries, and a European Community Trademark has been granted. The mark "LEUKOSCAN" is registered in the United States and 10 foreign countries, and a European Community Trademark has been granted. The mark "LYMPHOSCAN" is registered in the United States and 8 foreign countries, and a European Community Trademark has been granted. The mark "CEA-CIDE" is registered in the United States, and a European Community Trademark has been granted. The mark "LYMPHOCIDE" is registered in the United States, and a European Community Trademark has been granted. In addition, the Company has applied for registration in the United States for several other trademarks for use on products now in development or testing, and for corresponding foreign and/or European Community Trademarks for certain of those marks.

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

     The Company seeks to have its proposed products, when applicable, designated as "Orphan Drugs" under the Orphan Drug Act of 1983. The Orphan Drug Act generally provides incentives to manufacturers to develop and market products to treat relatively rare diseases, i.e., diseases affecting fewer than 200,000 persons in the United States. The Company has received Orphan Drug designation for, among others, AFP-Scan, LymphoScan and LymphoCide, the Company's liver and germ-cell imaging, lymphoma imaging and lymphoma therapeutic products, respectively, CEA-Scan for the diagnosis of medullary thyroid cancer and CEA-Cide for therapy of pancreatic, ovarian and lung cancers. A drug that receives Orphan Drug designation and is the first product to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States for that claim for the product. However, a drug that is considered by the FDA to be different from a particular Orphan Drug is not barred from sale in the United States during this seven-year exclusive marketing period.

     Manufacture of a biological product must be in a facility approved by the FDA for such product. The manufacture, storage and distribution of both biological and nonbiological drugs must be in compliance with current Good Manufacturing Practices ("cGMP"). Manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance with those requirements. The labeling, advertising and promotion of drug or biological products must be in compliance with FDA regulatory requirements. Failure to comply with applicable requirements relating to manufacture, distribution or promotion can lead to FDA demands that production and shipment cease, and, in some cases, that products be recalled, or to enforcement actions that can include seizures, injunctions and criminal prosecution. Such failures, or new information reflecting on the safety and effectiveness of the drug that comes to light after approval, can also lead to FDA withdrawal of approval to market the product.

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

Employees

     As of September 22, 2000, the Company employed 65 persons on a full-time basis, 14 of whom are in research and development departments, 12 of whom are engaged in clinical research and regulatory affairs, 24 of whom are engaged in operations and manufacturing and quality control, and 15 of whom are engaged in finance, administration, sales and marketing. Of these employees, 18 hold M.D., Ph.D. or other advanced degrees. The Company believes that it has been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel continues to be intense. The Company's employees are not covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is excellent.

Business Risks

     The Company's products are in various stages of development and face a high degree of technological, regulatory and competitive risk. In addition, the Company's products must be approved for marketing by regulatory agencies such as the FDA (with the exception of CEA-Scan and LeukoScan, which have been licensed as discussed above), and no assurance can be given as to if or when such approvals could be forthcoming. Product discovery and development activities require substantial cash outlays. At least until CEA-Scan and/or LeukoScan are successfully commercialized, future revenues will be dependent in large part upon the Company entering into new arrangements with collaborative partners and upon public and private financings. No assurance can be given that such arrangements and/or financings will be available to the Company on acceptable terms or at all. In addition, the Company is relying upon its own internal sales and marketing organization (see "Marketing, Sales and Distribution"). No assurance can be given that the Company's manufacturing costs will be economically viable, or that the Company can develop an effective sales and marketing strategy to effectively promote any marketed product.

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

     All products in development face a high degree of uncertainty, including the following: (i) the Company may not receive regulatory approval to perform human clinical trials for the products the Company currently has planned or it may be unable to successfully complete ongoing clinical trials; (ii) the results from preclinical studies and clinical trials may not be indicative of results that will be obtained in later-stage testing; (iii) the Company may be unable to timely recruit a sufficient number of patients for its clinical trials, which may result in increased costs and delays; (iv) the Company may be unable to obtain approval from the FDA and comparable foreign authorities because it is unable to demonstrate that the product is safe and effective for the intended use, or obtaining regulatory approval may take significantly more time and cost significantly more money than the Company currently anticipates; (v) the Company may discover that the product has undesirable or unintended side effects or other characteristics that make it impossible or impracticable for it to continue development or which may limit the product's commercial use or may even result in de-registration for use; (vi) the Company does not expect that any new product which is currently in research and development will be commercially available for at least several years; (vii) the Company may be unable to produce the product in commercial quantities at reasonable cost; (viii) the Company may be unable to successfully market the product or to find an appropriate corporate partner, if necessary, to assist the Company in the marketing of the product;
(ix) the product may not gain satisfactory market acceptance; and (x) the product may be superseded by another product commercialized for the same indication or use. If the Company is unable to continue to develop products that it can successfully market, its business, financial condition and results of operations will be significantly and adversely affected.

     There can be no assurance CMMI will be successful in its research activities or that it will develop any potential products, which can be licensed by the Company. On September 19, 2000, the FDA issued a warning letter to CMMI. The warning letter, relating to an inspection of CMMI that ended on May 25, 2000, cited several alleged deviations from applicable federal regulations.
Among  other  things,  the  warning  letter  alleged  the  failure  to submit an
Investigational New Drug Application ("IND") with respect to certain investigational products, the administration of investigational drugs without an IND, the failure to assure proper monitoring of investigations, the failure to assure that investigations are conducted in accordance with applicable investigation plans and protocols and certain data difficulties. The Company understands that CMMI is pursuing these matters directly with the FDA. The FDA has substantial regulatory authority over both CMMI and the Company. Any regulatory, judicial or other actions taken with respect to CMMI by the United States government or others could materially adversely affect the Company, given the relationship between the Company and CMMI.

     The potential for conflicts of interest may exist in the relationship between the Company and CMMI, although the provisions of the agreement between the Company and CMMI have been designed to prevent such conflicts from occurring. The Company and CMMI have agreed that neither will have any right, title or interest in or to the research grants, contracts or other agreements obtained by the other. The decision as to whether a potential product has reached the stage of development such that it must be offered by CMMI to the Company is made by the Board of Trustees of CMMI, and Dr. Goldenberg has agreed not to participate in the determination of any such issue. Similarly, the decision by the Company as to whether or not to exercise its right of first negotiation or release of any potential product offered by CMMI is determined by a majority vote of the Board of Directors (or a subcommittee thereof), and Dr. Goldenberg has agreed not to participate in the determination of any such issue.

     The Company currently does not have the resources to internally develop and maintain the operating procedures required by the FDA and comparable foreign regulatory authorities to oversee distribution of its products. As a result, it has entered into arrangements with Lilly and ICS to perform such function for the foreseeable future. If these agreements are terminated, the Company will be required to enter into arrangements with other government approved third parties in order to be able to distribute its products. The Company will be unable to continue to distribute its products until an acceptable alternative is identified. If the Company were even only temporarily unable to distribute its products, its business could be significantly and adversely affected.

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

     The Company's commercial success is highly dependent upon its patents and other proprietary rights that it owns or licenses. While it actively seeks patent protection both in the United States and abroad for its proprietary technology, there can be no assurance that its key patents will not be invalidated or will provide the Company protection that has commercial significance. Litigation may be necessary to protect its patent positions, which could be costly and time consuming. If any of the key patents that the Company owns or licenses are invalidated, its business may be significantly and adversely affected. The Company also relies in part on trade secrets, unpatented know-how and continuing technological advancements to maintain its competitive position. It is the practice of the Company to enter into confidentiality agreements with employees, consultants and corporate sponsors. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of the Company's trade secrets and know-how. In addition, other companies may independently develop similar trade secrets or know-how or obtain access to the Company's trade secrets, know-how or proprietary technology, which could significantly and adversely affect its business. Other companies may have filed applications for or have been issued patents and obtained other proprietary rights to technology, which may be potentially useful to the Company. If the Company determines that the inventions covered by such patents are necessary or useful for it, it may attempt to license such rights. There can be no assurance that such rights will be available at all or upon terms the Company considers acceptable. If the Company is unable to obtain such rights, its business could be significantly and adversely affected.

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

Item 2 -- Properties

     The Company's headquarters is located at 300 American Road, Morris Plains, New Jersey, where it leases approximately 60,000 square feet. On May 29, 1998, the Company exercised its right to renew the lease for an additional term of three years expiring in May 2002 at a base annual rental of $441,000. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.") The lease provides for a second renewal period of five years expiring in May 2007. The lease also provides for an option to purchase the facility, subject to certain terms and conditions as specified in the lease. On May 19, 2000, the Company gave notice to its landlord that it desired to exercise its right to purchase the facility, which is subject to further negotiation. The Company's manufacturing, regulatory, medical, research and development laboratories, finance, marketing and executive offices are currently located in this facility. The Company has also completed the construction and equipping of a 7,500 square-foot commercial-scale manufacturing facility within the Morris Plains headquarters, which consists of four independent antibody manufacturing suites, several support areas, and a QC laboratory (see "Manufacturing"). In addition, the Company's European Subsidiary, Immunomedics Europe, leases executive office space in Hillegom, The Netherlands.

Item 3 -- Legal Proceedings

     The Company is a party to various claims and litigation arising in the normal course of business. Management believes that the outcome of such claims and litigation will not have a material adverse effect on the Company's financial position and results of operations.

Item 4 -- Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of securities holders during the fourth quarter of fiscal year 2000.

Executive Officers of the Registrant

     The Executive Officers of the Company and their positions with the Company are as follows:

     Name                        Age          Position with the Company

     David M. Goldenberg          62          Chairman & Chief Executive Officer
     Cynthia L. Sullivan          44          Executive Vice President & Chief
                                              Operating Officer
     Hans J. Hansen               67          Vice President, Research and
                                              Development

     Each of the Executive Officers was elected as such by the Board of Directors of the Company and holds his office at the discretion of the Board of Directors or until his earlier death or resignation, except that Dr. Goldenberg is employed pursuant to an employment agreement (See "Executive Compensation").

     Dr. David M. Goldenberg founded the Company in July 1982, and since that time, has been Chairman of the Board of the Company. Dr. Goldenberg served as Chief Executive Officer from July 1982, through July 1992; from February 1994 through May 1998 and resumed his responsibilities as Chief Executive Officer effective July 1999. Dr. Goldenberg was Professor of Pathology at the University of Kentucky Medical Center from 1973 until 1983 and Director of such University's Division of Experimental Pathology from 1976 until 1983. From 1975 to 1980 he also served as Executive Director of the Ephraim McDowell Community Cancer Network, Inc., and from 1978 to 1980 he was President of the Ephraim McDowell Cancer Research Foundation, Inc., both in Lexington, Kentucky. Dr. Goldenberg is a graduate of the University of Chicago College and Division of Biological Sciences (B.S.), the University of Erlangen-Nuremberg (Germany) Faculty of Natural Sciences (Sc.D.), and the University of Heidelberg (Germany) School of Medicine (M.D.). He has written or co-authored more than 950 journal articles, book chapters and abstracts on cancer research, detection and treatment, and has researched and written extensively in the area of radioimmunodetection using radiolabeled antibodies. In addition to his position with the Company, Dr. Goldenberg is President of CMMI, an independent non-profit research center, and its clinical unit, the Garden State Cancer Center. He also holds the position of Adjunct Professor of Microbiology and Immunology with the New York Medical College in Valhalla, New York. In 1985 and again in 1992, Dr. Goldenberg received an "Outstanding Investigator grant" award from the National Cancer Institute ("NCI") for his work in radioimmunodetection, and in 1986 he received the New Jersey Pride Award in Science and Technology. Dr. Goldenberg was honored as the ninth Herz Lecturer of the Tel Aviv University Faculty of Life Sciences. In addition, he received the 1991 Mayneord 3M Award and Lectureship of the British Institute of Radiology for his contributions to the development of radiolabeled monoclonal antibodies used in the imaging and treatment of cancer. Dr. Goldenberg was also named the co-recipient of the 1994 Abbott Award by the International Society for Oncodevelopmental Biology and Medicine. Dr. Goldenberg also serves as Chairman of the Board of IBC.

     Cynthia L. Sullivan has been employed by the Company since October 1985, and has served as Executive Vice President and Chief Operating Officer since June 1999. Prior thereto, she held positions of increasing responsibilities in the Company, including Executive Director, Operations from April 1994 to June 1999. Prior to joining the Company, Ms. Sullivan was employed by Ortho Diagnostic Systems, Inc., a subsidiary of Johnson and Johnson. Ms. Sullivan's educational background includes: a BS from Merrimack College, North Andover, MA, followed by a year of clinical internship with the school of Medical Technology at Muhlenberg Hospital, Plainfield, NJ, resulting in a MT (ASCP) certification in 1979. Ms. Sullivan completed a M.S. degree in 1986 from Fairleigh Dickinson University, where she also received her M.B.A. in December 1991.

     Dr. Hans J. Hansen has been Vice President, Research and Development, since March 1987. Effective July 1999, Dr. Hansen reduced his employment with the Company to a part-time basis. Prior to joining the Company in 1985 as Director of Cell Biology, he was for three years the Director of Product Development at Ortho Diagnostic Systems, Inc., a subsidiary of Johnson & Johnson Corporation, where he developed monoclonal antibodies for the diagnosis of leukemia and other cancers. From 1969 to 1982, Dr. Hansen was with Hoffmann-La Roche in a variety of positions, becoming Director of the Department of Immunology in 1982. While at Hoffmann-La Roche, he developed the first in vitro diagnostic CEA immunoassay and had a major role in establishing its clinical importance in the diagnosis and management of cancer. Dr. Hansen has spent 38 years conducting clinical and basic research in the fields of cancer and autoimmune disease. His work has resulted in the issuance of over 30 United States patents and over 90 publications relating to cancer and autoimmune diseases.

     There are no family relationships between directors and executive officers except that Dr. Goldenberg and Ms. Sullivan are husband and wife.

                                     PART II

Item 5 -- Market For Registrant's Common Stock and Related Stockholder Matters

     The Company's Common Stock is traded on The Nasdaq National Market under the symbol 'IMMU'. The table below sets forth for the periods indicated the high and low sales prices for the Company's Common Stock, as reported by The Nasdaq Stock Market. As of September 22, 2000, there were approximately 749 holders of record of the Company's Common Stock.


  Fiscal Quarter Ended                                                             High         Low
------------------------                                                         ---------    --------
September 30, 1998..........................................................    $ 4 15/16    $ 2 5/8
December 31, 1998...........................................................      4 3/8        2 5/8
March 31, 1999..............................................................      4 3/16       2 1/16
June 30, 1999...............................................................      2 7/8        1 1/8
                                                                                   ---          ---
September 30, 1999..........................................................    $ 1 7/8      $ 1
December 31, 1999...........................................................     13 13/16      1 1/16
March 31, 2000..............................................................     41 1/8        8 1/8
June 30, 2000...............................................................     25 15/16      8 9/16
                                                                                   ---          ---

Item 6 -- Selected Financial Data (fiscal year ended June 30)

                                                                               2000       1999       1998       1997       1996
                                                                              ---------- ---------- ---------- ---------- ----------
                                                                                     (In thousands, except per share amounts)

 Total revenues.............................................................  $   5,973  $   7,559  $   7,595  $   3,841  $   1,700
 Total operating expenses...................................................     15,609     18,838     19,406     17,775     15,000
 Net loss...................................................................     (9,636)   (11,279)   (11,811)   (13,934)   (13,300)
 Dividends on preferred stock...............................................        496        409        ---         13        ---
 Net loss allocable to common shareholders..................................    (10,132)   (11,688)   (11,811)   (13,947)   (13,300)
 Net loss per common share..................................................  $   (0.23) $   (0.31) $   (0.32) $   (0.39) $   (0.40)
 Weighted average shares outstanding........................................     43,977     37,782     36,643     35,445     32,904
 Cash, cash equivalents and marketable securities...........................  $  40,866  $   9,422  $   7,583  $  15,024  $  28,691
 Total assets...............................................................     48,026     16,959     14,942     22,635     35,720
 Long-term debt.............................................................         70        228        ---        ---        ---
 Stockholders' equity(1)....................................................     44,096     12,455     10,526     17,446     31,153

(1) The Company has not paid cash dividends on its Common Stock since its inception.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Statements made in this Form 10-K, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors, including those identified in "Business" and elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

     Since its inception, the Company has been engaged primarily in the research and development and, more recently, the commercialization of proprietary products relating to the detection, diagnosis and treatment of cancer and infectious diseases. The Company has incurred significant operating losses since its formation in 1982 and has not earned a profit since its inception. These operating losses and failure to be profitable have been due mainly to the significant amount of money that the Company has had to spend on research and development. As of June 30, 2000, the Company had an accumulated deficit of approximately $110,000,000. The Company expects to continue to experience operating losses until such time, if at all, that it is able to generate sufficient revenues from sales of CEA-Scan'r', LeukoScan'r' and its other potential products.

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

     On February 14, 1997, the Company was granted regulatory approval by the European Commission to market LeukoScan'r', an in vivo infectious disease diagnostic imaging product, in all 15 countries which are members of the European Union, for the detection and diagnosis of osteomyelitis (bone infection) in long bones and in diabetic foot ulcer patients. On December 19, 1996, the Company filed a Biologics License Application, or BLA for LeukoScan with the FDA for the same indication approved in Europe, plus an additional indication for the diagnosis of acute, atypical appendicitis. As part of the review process, the Company is in discussions with the FDA to address its comments regarding the adequacy of the Company's data to support final approval for these indications. Consistent with the Compan's decision to focus primarily on cancer therapeutic products, on April 12, 2000, the Company withdrew the CEA-Scan breast cancer imaging application submitted on January 26, 1999 to the European Medicines Evaluation Agency (EMEA). A New Drug Submission for LeukoScan for the same indications as in the U.S. was filed with the HPB in Canada on March 24, 1998. The Company also has decided not to continue pursuing the broadening of its approval for LeukoScan in Europe to include the acute, atypical appendicitis indication, but has instead published its Phase III efficacy data.

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

     The Company has developed and filed an Investigational New Drug application ("IND") for two other in vivo cancer imaging products: AFP-Scan'r' for the detection and diagnosis of liver and germ cell cancers, currently in Phase II clinical trials, and LymphoScan'TM' for diagnosis and staging of non-Hodgkin's lymphomas, currently in Phase III clinical trials (see "Products and Projects in Development").

Results of Operations

Fiscal Year 2000 compared to Fiscal Year 1999

     Revenues for fiscal year 2000 were $5,973,000 as compared to $7,559,000 in fiscal year 1999, representing a decrease of $1,586,000. The product sales for fiscal year 2000 were $4,124,000 as compared to $6,097,000 in fiscal year 1999, representing a decrease of $1,973,000, mainly due to the reorganization of the U.S. and European sales forces, which occurred in April 1999. Research and development revenue for fiscal year 2000 decreased by $48,000 as compared to fiscal 1999. Interest and other income for fiscal year 2000 increased by $438,000. Interest income increased by $767,000 due to more cash available for investments as a result of infusions of private equity capital during fiscal 2000. Other income decreased by $328,000 primarily due to the receipt of $300,000 in December 1998, in final settlement of all claims between the Company and Mallinckrodt, Inc. and its affiliate under certain prior distribution agreements, which were terminated in April 1998.

     Total operating expenses for fiscal year 2000 were $15,609,000 as compared to $18,838,000 in fiscal year 1999, representing a decrease of $3,229,000. Research and development costs decreased by $1,430,000 as compared to fiscal year 1999, primarily due to the Company's restructuring efforts in fiscal 1999 and lower cost associated with reduced patient enrollment for clinical trials. Cost of goods sold for fiscal year 2000 increased by $97,000 as compared to fiscal year 1999. Included in the cost of goods sold for fiscal year 2000 is a charge of approximately $155,000 due to expiration of vials of CEA-Scan previously manufactured and capitalized which was partially offset by the effect of decreased product revenues. In addition, cost of goods sold for fiscal year 2000 and 1999 does not include production costs of certain products sold since such costs were previously expensed prior to receiving product approval. Sales and marketing expenses for fiscal year 2000 were $2,950,000 as compared to $6,524,000 in fiscal year 1999, representing a decrease of $3,574,000, primarily due to the Company-wide reorganization/restructuring. General and administrative costs for fiscal year 2000 increased by $1,679,000 as compared to fiscal year 1999, primarily due to the recognition of an expense of $925,000 associated with warrants issued to a financial advisor in December 1999 and $880,000 awarded to executives as a bonus in fiscal year 2000 in recognition for their efforts with the Company's equity financings (see Note 7 to Consolidated Financial Statements).

     Net loss allocable to common shareholders for fiscal year 2000 was $10,132,000, or $0.23 per share, as compared to $11,688,000, or $0.31 per share, in fiscal year 1999. The lower net loss of $1,556,000 in 2000 as compared to 1999 primarily resulted from lower operating expenses, partially offset by lower revenues, as discussed above, and the accretion of preferred stock dividends on the Series F Preferred Stock issued in December 1999 (see "Liquidity and Capital Resources"). In addition, the net loss allocable to common shareholders per share for fiscal 2000 was positively impacted by the higher weighted average number of shares outstanding during such period as compared to fiscal 1999, which increase was principally due to the conversion of the Company's Series F Preferred Stock and the issuance of common stock pursuant to the Company's equity financings (see Note 7 to Consolidated Financial Statements).

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

     Total operating expenses for fiscal year 1999 were $18,838,000 as compared to $19,406,000 in fiscal year 1998, representing a decrease of $568,000. Research and development costs decreased by $1,638,000 as compared to fiscal year 1998, primarily due to a decrease in the level of expenditures required to obtain validation of the Company's manufacturing facility and lower cost associated with reduced patient enrollment for clinical trials. Cost of goods sold for fiscal year 1999 increased by $87,000 as compared to fiscal year 1998, mainly due to increased product sales. However, the decrease in cost of goods sold as a percentage of product sales reflects the benefit of product sales from inventory which was previously expensed by the Company prior to receiving product approval. Sales and marketing expenses for fiscal year 1999 were $6,524,000 as compared to $5,380,000 in fiscal year 1998, representing an increase of $1,144,000, primarily due to an increase in personnel associated with the Company's full-time oncology sales force in U.S. and increased operating expenses for Immunomedics Europe, which increased, by $288,000 as compared to fiscal year 1998. General and administrative costs for fiscal year 1999 decreased by $161,000 as compared to fiscal year 1998, primarily due to reduced legal costs as a result of the conclusion of the Pharmacia arbitration, which was settled in November 1997.

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

Liquidity and Capital Resources

     At June 30, 2000, the Company had working capital of $40,153,000, representing an increase of $32,330,000 from June 30, 1999. The Company has long-term obligations of $70,000 and certain other lease obligations (see Note 11 of Notes to Consolidated Financial Statements). The net increase in working capital resulted principally from the Company's December 1999 and February 2000 private placements of equity securities partially offset by the net loss allocable to common shareholders during fiscal year 2000 of $10,132,000, redemption of preferred stock and capital expenditures.

     On December 9, 1998, the Company completed a private placement of 1,250 shares of Series F Convertible Preferred Stock (the "Series F Stock") to several investors and received net proceeds of $12,349,800. Each share of Series F Stock had an initial stated value of $10,000, which increased at the rate of 4% per annum. As of December 16, 1999, 655 shares of the Series F Stock had been converted into 5,772,031 shares of common stock. The remaining 595 shares of Series F Stock were repurchased, in accordance with the terms of the Series F Stock, by the Company on that date from the holders at a price equal to 109% of initial the stated value of $10,000 per share of Series F Stock.

     On December 16, 1999, the Company issued a warrant covering 75,000 shares of its Common Stock at an exercise price of $6.50 per share. The warrants were issued to induce a financial advisor to enter into a financial advisory agreement with the Company. In accordance with EITF Issue No 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and other relative accounting literature, the Company is required to measure the expense associated with the warrants at each reporting date and recognize the appropriate portion of the expense at the end of each reporting period until the measurement date is reached (December 31, 2000 in this transaction). As a result, the Company recognized a proportionate share of the general and administrative expense of approximately $925,000 for the fiscal year ended June 30, 2000 based on the estimated value of the warrants as of that date.

     On December 14, 1999, the Company completed a private placement of 2,500,000 shares of its common stock at $3.00 per share to several investors and received net proceeds of $7,220,000. Substantially all of the net proceeds were used to redeem the Series F Stock as described above.

     On February 16, 2000, the Company completed another private placement of 2,350,000 shares of its common stock at $16.00 per share to several investors and received net proceeds of $35,443,000. Net proceeds from this placement will be used as required to fund the continued operations of the Company.

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

     The Company's liquid asset position, as measured by its cash, cash equivalents and marketable securities, was $40,866,000 at June 30, 2000, representing an increase of $31,444,000 from June 30, 1999. This increase was primarily attributable to the private placements that occurred in December 1999 and February 2000 partially offset by the funding of operating expenses. It is anticipated that working capital and cash, cash equivalents, and marketable securities will decrease during fiscal year 2001 as a result of planned operating expenses and capital expenditures, offset in part by projected revenues from product sales in the U. S. and Europe. However, there can be no assurance, as to the amount of revenues, if any, these products will provide. In April 1999, the Company implemented a cost reduction program, which the Company anticipated saving approximately $3.5 million during the 12 months ending March 31, 2000. Primarily due to the restructuring, the Company has realized savings of approximately $3.8 million.

     On May 19, 2000, the Company gave notice to its landlord that it desired to exercise its right to purchase the facilities, which the Company presently leases at 300 American Road, Morris Plains, New Jersey (see "Properties"). The purchase price under the lease is approximately $6.5 million. The Company plans to seek mortgage financing with respect to this purchase. If such financing is not available to the Company on acceptable terms prior to the closing, the Company would expect to fund the purchase price on an interim basis from its own capital resources and would then likely seek to mortgage the acquired premises. No assurances can be given that the Company will be able to secure favorable financing either before or after the purchase of these facilities.

     To date, the Company has not generated positive cash flow from operations. The Company believes that its existing working capital should be sufficient to meet its capital and liquidity requirements for the foreseeable future. This expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from the Company's expectation as a result of a number of risks and uncertainties, including the risks described under "Business" presented elsewhere herein. The Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these are the success of its product commercialization and selling products, the technological advantages and pricing of the Company's products, the impact of the regulatory requirements applicable to the Company and access to capital markets that can provide the Company with the resources when necessary to fund its strategic priorities. Unless there is a significant increase in product revenues, the Company will require additional financial resources after it utilizes its current liquid assets in order for it to continue its projected levels of research and development and clinical trials of its proposed products and regulatory filings for new indications of existing products. There can no assurance that any additional financing will be available to the Company at all or on terms it finds acceptable or that the terms of such financing will not cause substantial dilution to existing stockholders.

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

Recently Issued Accounting Standards

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin or SAB No. 101, Revenue Recognition in Financial Statements. SAB No.101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. This SAB, as amended, must be adopted no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is in the process of evaluating this SAB and the effect it will have on its consolidated financial statements and current revenue recognition policy.

     In June 1998, Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 137, requires derivative instruments to be recognized as Assets and Liabilities in the Company's balance sheet and be recorded at Fair Value. The Company is currently not party to any Derivative Instruments. Any future transactions involving Derivative Instruments will be evaluated based on SFAS No.133. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial position, results of operations or cash flows.

Item 7A -- Quantitative and Qualitative Disclosures About Market Risk

     The following discussion about the Company's exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described due to a number of factors, including uncertainties associated with general economic conditions and conditions impacting the Company's industry.

     The Company's holdings of financial instruments are comprised primarily of corporate debt. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company's debt security portfolio represents funds held temporarily pending use in its business and operations. The Company manages these funds accordingly. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate or return. The Company's market risk exposure consists principally of exposure to changes in interest rates. The Company's holdings also are exposed to the risks of changes in the credit quality of issuers. The Company typically invests in the shorter-end of the maturity spectrum, and at June 30, 2000 most of the Company's holdings were in instruments maturing in less than 18 months.

Item 8 -- Financial Statements and Supplementary Data

                                      IMMUNOMEDICS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS

                                                                                June 30,                 June 30,
                                                                                2000                     1999
                                                                                ---------------          ---------------
ASSETS
Current Assets:
  Cash and cash equivalents...................................................  $   11,114,079           $    3,469,261
  Marketable securities.......................................................      29,751,987                5,952,398
  Accounts receivable, net of allowance for doubtful accounts of $63,398 and
    $39,398 at June 30, 2000 and 1999, respectively...........................         603,398                1,101,820
  Inventory...................................................................       1,036,900                  818,883
  Other current assets........................................................       1,324,093                  573,420
                                                                                ---------------          ---------------
    Total Current Assets......................................................      43,830,457               11,915,782

Property and equipment, net of accumulated depreciation of $7,760,638 and
  $6,789,157 at June 30, 2000 and 1999, respectively..........................       3,970,680                4,818,139

Other long-term assets........................................................         225,000                  225,000
                                                                                ===============          ===============
                                                                                $   48,026,137           $   16,958,921
                                                                                ===============          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt...........................................  $      158.058           $      143,757
  Accounts Payable............................................................       1,836,283                2,078,562
  Other current liabilities...................................................       1,683,266                1,870,949
                                                                                ---------------          ---------------
    Total Current Liabilities.................................................       3,677,607                4,093,268

Long-term debt................................................................          70,412                  228,470

Minority interest.............................................................         182,000                  182,000

Commitments and Contingencies
Stockholders' Equity:
  Preferred stock; $.01 par value, authorized 10,000,000 shares; Series F convertible, authorized 2,000 shares; issued and outstanding 0 and 1,250 shares at June 30, 2000 and 1999, respectively (Liquidation preference
   aggregating $0 and $12,781,944 at June 30, 2000 and 1999, respectively)....               0                       13
  Common stock; $.01 par value, authorized 70,000,000 shares; issued and outstanding 49,329,121 and 37,888,090 shares at June 30, 2000 and 1999,
   respectively...............................................................         493,291                  378,881
  Capital contributed in excessof par.........................................     153,242,000              111,466,439
  Accumulated deficit.........................................................    (109,530,489)             (99,398,278)
  Accumulated other comprehensive income / (loss).............................        (108,684)                   8,128
                                                                                ---------------          ---------------
Total stockholders' equity....................................................      44,096,118               12,455,183
                                                                                ===============          ===============
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................  $   48,026,137           $   16,958,921
                                                                                ===============          ===============

See accompanying notes to consolidated financial statements.

                               IMMUNOMEDICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                                 Years ended June 30,
                                                                                 --------------------------------------------------

                                                                                 2000                1999              1998
                                                                                 ------------        ------------      ------------
REVENUES:
  Product sales...............................................................  $  4,123,997        $ 6,096,628       $ 4,049,031
  Royalties and license fees..................................................        14,598             18,454            33,751
  Research and development....................................................       638,599            686,537         1,170,252
  Interest and other..........................................................     1,196,261            757,813         2,342,505
                                                                                 ------------       ------------       ------------
                                                                                   5,973,455          7,559,432         7,595,539
                                                                                 ------------       ------------       ------------

COST AND EXPENSES:
  Cost of goods sold..........................................................       375,076            278,135            191,343
  Research and development....................................................     8,669,599         10,099,893         11,738,155
  Sales and marketing.........................................................     2,949,501          6,523,634          5,379,728
  General and administrative..................................................     3,614,806          1,936,125          2,096,900
                                                                                 ------------       ------------       ------------
                                                                                  15,608,982         18,837,787         19,406,126
                                                                                 ------------       ------------       ------------
Net loss......................................................................    (9,635,527)       (11,278,355)       (11,810,587)
                                                                                 ------------       ------------       ------------
Preferred Stock Dividends.....................................................       496,684            409,444                  0
                                                                                 ------------       ------------       ------------
Net loss allocable to common shareholders.....................................  $(10,132,211)      $(11,687,799)      $(11,810,587)
                                                                                 ============       ============       ============
COMPREHENSIVE LOSS:
  Net loss....................................................................    (9,635,527)       (11,278,355)       (11,810,587)
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments..................................       (86,494)             8,128                  0
    Unrealized gain (loss) on securities available for sale...................       (30,318)                15              1,177
                                                                                 ------------       ------------       ------------
  Other comprehensive income (loss)...........................................      (116,812)             8,143              1,177
                                                                                 ------------       ------------       ------------
Comprehensive loss............................................................  $ (9,752,339)      $(11,270,212)      $(11,809,410)
                                                                                 ============       ============       ============
Net loss per basic and diluted common share...................................  $      (0.23)      $      (0.31)      $      (0.32)
                                                                                 ============       ============       ============
Weighted average number of common shares outstanding..........................    43,976,658         37,782,376         36,643,319
                                                                                 ============       ============       ============

See accompanying notes to consolidated financial statements.

                                                           IMMUNOMEDICS, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                         Convertible              Common            Capital                  Accumulated
                                       Preferred Stock            Stock           Contributed                   Other
                                    --------------------------------------------   in Excess   Accumulated  Comprehensive
                                       Shares   Amount      Shares       Amount     of Par       Deficit    Income/(Loss)     Total
                                    -----------------------------------------------------------------------------------------------
Balance, at June 30, 1997...........    4,999  $    50   36,297,170    $ 362,971 $ 93,111,855 $ (76,027,392)$  (1,192) $ 17,446,292
  Issuance of common stock
    in exchange for convertible
    preferred stock (Series D), net.   (4,999)     (50)      62,332          623         (573)            0         0             0
  Issuance of common stock
    pursuant to Equity Line,  net...        0        0    1,056,835       10,569    4,446,931             0         0     4,457,500
  Exercise of options to
    purchase common stock...........        0        0      169,750        1,698      429,515             0         0       431,213
  Other comprehensive income........        0        0            0            0            0             0     1,177         1,177
  Net loss..........................        0        0            0            0            0   (11,810,587)        0   (11,810,587)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, at June 30, 1998...........        0        0   37,586,087      375,861   97,987,728   (87,837,979)      (15)   10,525,595
  Issuance of common stock
    pursuant to Equity Line, net....        0        0      302,003        3,020      846,980             0         0       850,000
  Issuance of convertible preferred
    stock (Series F), net...........    1,250       13            0            0   12,349,787             0         0    12,349,800
  Accretion of preferred stock
    dividends.......................        0        0            0            0      281,944      (281,944)        0             0
  Other comprehensive income........        0        0            0            0            0             0     8,143         8,143
  Net loss..........................        0        0            0            0            0   (11,278,355)        0   (11,278,355)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, at June 30, 1999...........    1,250       13   37,888,090      378,881  111,466,439   (99,398,278)    8,128    12,455,183
  Issuance of common stock
    pursuant to private placements,
    net.............................        0        0    4,825,000       48,250   42,611,489             0         0    42,659,739
  Issuance of common stock
    in exchange for convertible
    preferred stock (Series F), net.     (655)      (7)   5,772,031       57,720      (57,713)            0         0             0
  Redemption of convertible
    preferred stock (Series F), net.     (595)      (6)           0            0   (6,187,994)     (297,500)        0    (6,485,500)
  Exercise of options to purchase
    common stock....................        0        0      844,000        8,440    3,628,135             0         0     3,636,575
  Accretion of preferred stock
    dividends.......................        0        0            0            0      199,184      (199,184)        0             0
  Capital contribution pursuant to
    Section 16(b) of Securities
    Exchange Act of 1934............        0        0            0            0      657,722             0         0       657,722
  Issuance of warrants to financial
    advisor.........................        0        0            0            0      924,738             0         0       924,738
  Other comprehensive loss..........        0        0            0            0            0             0  (116,812)     (116,812)
  Net loss..........................        0        0            0            0            0    (9,635,527)        0    (9,635,527)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, at June 30, 2000...........        0  $     0   49,329,121    $ 493,291 $153,242,000 $(109,530,489)$(108,684) $ 44,096,118
                                    ===============================================================================================

See accompanying notes to consolidated financial statements.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Years ended June 30,
                                                                                 2000            1999            1998
                                                                                 -------------   ------------    ------------
Cash Flows From Operating Activities:
  Net loss....................................................................  $ (9,635,527)   $(11,278,355)   $(11,810,587)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation................................................................       971,481         978,975         962,943
  Provision for allowance for doubtful accounts...............................        24,000          18,000          12,000
  Amortization of bond premium................................................         2,108               0               0
  Compensation expense for granting of minority interest......................             0         182,000               0
  Non-cash expense relating to issuance of warrants...........................       924,738               0               0
  Other.......................................................................       (86,494)          8,128               0
  Change in operating assets and liabilities:
    Accounts receivable.......................................................       474,422         (80,343)       (492,460)
    Inventories...............................................................      (218,017)         95,044        (223,232)
    Other current assets......................................................      (750,673)       (227,929)        322,492
    Accounts payable..........................................................      (242,279)        247,104        (528,798)
    Other current liabilities.................................................      (187,683)       (713,820)       (243,201)
                                                                                 -------------   -------------   -------------
Net Cash Used In Operating Activities.........................................  $ (8,723,924)   $(10,771,196)   $(12,000,843)
                                                                                 -------------   -------------   -------------
Cash Flows Provided by (Used in) Investing Activities:
  Purchase of marketable securities...........................................   (46,534,240)    (15,816,875)    (10,345,629)
  Proceeds from maturities of marketable securities...........................    22,702,225       9,879,337      19,342,236
  Additions to property and equipment.........................................      (124,022)       (737,179)       (329,685)
                                                                                 -------------   -------------   -------------
Net cash provided by (Used in) investing activities...........................  $(23,956,037)   $ (6,674,717)   $  8,666,922
                                                                                 -------------   -------------   -------------
Cash Flows Provided by
 Financing Activities:
  Issuance of convertible preferred stock, net................................             0      12,349,800               0
  Issuance of common stock, net...............................................    42,659,739         850,000       4,457,500
  Redemption of preferred stock, net..........................................    (5,950,000)              0               0
  Preferred stock dividends paid upon redemption..............................      (535,500)              0               0
  Capital contribution pursuant to Section 16(b) of
    Securities Exchange Act of 1934...........................................       657,722               0               0
  Deposits - cash collateral..................................................             0        (225,000)              0
  Proceeds from debt..........................................................             0         450,000               0
  Payments of debt............................................................      (143,757)        (77,773)              0
  Exercise of stock options...................................................     3,636,575               0         431,213
                                                                                 -------------   -------------   -------------
Net cash provided by financing activities.....................................  $ 40,324,779    $ 13,347,027    $  4,888,713
                                                                                 -------------   -------------   -------------
Increase (decrease) in cash and cash equivalents..............................     7,644,818      (4,098,886)      1,554,792
Cash and cash equivalents, at beginning of period.............................     3,469,261       7,568,147       6,013,355
                                                                                 -------------   -------------   -------------
Cash and Cash Equivalents, at end of period...................................  $ 11,114,079    $  3,469,261    $  7,568,147
                                                                                 =============   =============   =============

See accompanying notes to consolidated financial statements.

                       Immunomedics, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements

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

     The Company's investments in cash equivalents and marketable securities are available for sale to fund growth in operations as the Company begins commercialization of its products. The portfolio at June 30, 2000 primarily consists of corporate bonds and U.S. government securities.

Concentration of Credit Risk

     The Company invests its cash in debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates.

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

Inventory

     Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead.

Property and Equipment

     Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives (5-10 years) of the respective assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. The Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows. Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of has not had a material impact on the Company's consolidated financial position, operating results or cash flows.

Revenue Recognition

     Payments received under contracts to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Payments received in advance which are related to future performance are deferred and recognized as revenue when the research projects are performed. Non-refundable payments received under licensing arrangements are recognized as revenue in the period in which they are received as no future performance is required by the Company.

     Revenue from the sale of diagnostic products is recognized at the time of shipment.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin or SAB No. 101, Revenue Recognition in Financial Statements. SAB No.101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. This SAB, as amended, must be adopted no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is in the process of evaluating this SAB and the effect it will have on its consolidated financial statements and current revenue recognition policy.

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

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

benefits associated with its net deferred tax assets.

Net Loss Per Share

     Basic and diluted net loss allocable to common shareholders is based on the net loss for the relevant period, adjusted for Preferred Stock dividends, divided by the weighted average number of shares issued and outstanding during the period. Preferred Stock dividends for the fiscal year 2000 included $199,184 related to a 4% per annum stated value increase in security and a $297,500 premium paid in December 1999 in connection with the redemption of the Series F Preferred Stock. Preferred Stock dividends for fiscal year 1999 included $281,944 related to a 4% per annum stated value increase in security and an assumed incremental yield attributable to a beneficial conversion feature of $127,500. For the purposes of the diluted loss per share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the years ended June 30, 2000, 1999 and 1998. The Company has certain securities outstanding at June 30, 2000 that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

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

Comprehensive Loss

     Comprehensive loss consists of net loss, net unrealized gains (losses) on securities and certain foreign exchange changes and is presented in the consolidated statements of operations and comprehensive loss.

Employee Stock Options

     The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretation in accounting for stock options issued to employees. Employee stock options are granted with an exercise price equal to the market price and, in accordance with APB No. 25, compensation expense is not recognized. Effective July 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. For the fair value of the employee stock options issued see Note 7.

Financial Instruments

     The carrying amounts of cash and cash equivalents, marketable securities and other current assets and current liabilities approximate fair value due to the short-term maturity of these

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

instruments. Long-term debt rates are consistent with market rates so carrying value approximates fair value.

3. Marketable Securities

     The Company utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income (loss). The Company considers all of its current investments to be available-for-sale. Marketable securities at June 30, 2000 and 1999 consist of the following:


                                                                                                       Fair          Unrealized
                                                                                     Cost              Market        Holding
June 30, 2000                                                                        Basis             Value         Gain/(Loss)
--------------------------------------------                                     ---------------  ---------------  ---------------
Securities with contractual maturities from date of acquisition of one year or less:
  U.S. Government Securities..................................................  $    1,501,000   $    1,497,000   $       (4,000)

  Corporate Debt Securities...................................................  $   25,279,000   $   25,253,000   $      (26,000)
                                                                                 ---------------  ---------------  ---------------
                                                                                $   26,780,000   $   26,750,000   $      (30,000)
                                                                                 ===============  ===============  ===============
Securities with contractual maturities from date of acquisition of greater than one year:
  Corporate Debt Securities...................................................  $    3,002,000   $    3,002,000   $          ---
                                                                                 ===============  ===============  ===============

    Total Marketable Securities...............................................  $   29,782,000   $   29,752,000   $      (30,000)
                                                                                 ===============  ===============  ===============


                                                                                                       Fair          Unrealized
                                                                                     Cost              Market        Holding
June 30, 1999                                                                        Basis             Value         Gain/(Loss)
--------------------------------------------                                     ---------------  ---------------  ---------------
Securities with contractual maturities from date of acquisition of greater than one year:
  Corporate Debt Securities...................................................  $    5,952,000   $    5,952,000   $          ---
                                                                                 ===============  ===============  ===============

    Total Marketable Securities...............................................  $    5,952,000   $    5,952,000   $          ---
                                                                                 ===============  ===============  ===============


4. Inventory

Inventory consists of the following at June 30:                                        2000             1999
                                                                                 ---------------  ---------------
  Finished goods..............................................................  $      664,000   $      446,000

  Raw materials...............................................................         373,000          373,000
                                                                                 ---------------  ---------------
                                                                                $    1,037,000   $      819,000
                                                                                 ===============  ===============

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

5. Property and Equipment


Property and equipment consists of the following at June 30:                         2000             1999
                                                                                 ---------------  ---------------
  Machinery and equipment.....................................................  $    3,219,000   $    3,112,000

  Leasehold improvements......................................................       6,925,000        6,925,000

  Furniture and fixtures......................................................         674,000          679,000

  Computer equipment..........................................................         913,000          891,000
                                                                                 ---------------   --------------
                                                                                    11,731,000       11,607,000

  Accumulated depreciation and amortization...................................      (7,760,000)      (6,789,000)
                                                                                 ---------------   --------------
                                                                                $    3,971,000    $   4,818,000
                                                                                 ===============   ==============

6. Other Current Liabilities

     Included  in other  current  liabilities  are  amounts  payable  to medical
institutions   participating  in  the  Company's   clinical  trial  programs  of
approximately $536,000 and $640,000 at June 30, 2000 and 1999, respectively. Also included are amounts payable to various legal counsel of approximately $494,000 and $260,000, and accrued health insurance liabilities of approximately $239,000 at June 30, 2000 and 1999.

7. Stockholders' Equity

     The Certificate of Incorporation of the Company authorizes 10,000,000 shares of preferred stock at $.01 par value per share. The preferred stock may be issued from time to time in one or more series, with such distinctive serial designations, rights and preferences as shall be determined by the Board of Directors.

     On December 23, 1997, the Company entered into a Structured Equity Line Flexible Financing Agreement (the "Equity Line") with an investor (the "Investor"), pursuant to which, subject to the satisfaction of certain conditions, the Company could have received up to an aggregate of $30,000,000 over a 36-month period. The Company terminated the Equity Line as of December 9, 1998. As of the termination date, the Company had received a total of $5,350,000 for which the Company issued 1,358,838 shares of common stock. In connection with the Equity Line, the Company issued to the Investor a four-year warrant to purchase 50,000 shares of common stock at an exercise price of $7.5375 per share (180% of closing sales price of common stock at the time of issuance). In addition, the Company issued to the Investor an additional four-year warrant to purchase 54,000 shares of common stock (representing 5,000 shares for each $500,000 of common stock purchased by the Investor under the Equity Line during calendar 1998). The exercise price of such additional warrant is $7.087 per share (180% of the weighted average purchase price of the common stock purchased by the Investor during the year).

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

     On December 9, 1998, the Company completed a private placement of 1,250 shares of Series F Convertible Preferred Stock (the "Series F Stock") to several investors and received net proceeds of $12,349,800. Each share of Series F Stock has an initial stated value of $10,000, which increased at the rate of 4% per annum. As of December 16, 1999, 655 shares of the Series F Stock had been converted into 5,772,031 shares of common stock in non-cash transactions. The remaining 595 shares of Series F Stock were repurchased, in accordance with the terms of the Series F Stock, by the Company on that date from the current holders at a price equal to 109% of the initial stated value of $10,000 per share of Series F Stock.

     On December 16, 1999, the Company issued a warrant covering 75,000 shares of its common stock at an exercise price of $6.50 per share. The warrants were issued to induce a financial advisor to enter into a financial advisory agreement with the Company. In accordance with EITF Issue No 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and other relative accounting literature, the Company is required to measure the expense associated with the warrants at each reporting date and recognize the appropriate portion of the expense at the end of each reporting period until the measurement date is reached (December 31, 2000 in this transaction). As a result, the Company recognized a proportionate share of the general and administrative expense of approximately $925,000 for the fiscal year ended June 30, 2000 based on the estimated value of the warrants as of that date.

     On December 14, 1999, the Company completed a private placement of 2,500,000 shares of its common stock at $3.00 per share to several investors and received net proceeds of $7,220,000. Substantially all of the net proceeds were used to redeem the Series F Stock as described above.

     In conjunction with this private placement, the Company agreed to the following covenants:

- The Company agreed to refrain from entering into certain transactions with persons closely related to the Company, including its executive officers and directors, without the prior approval of the investors in the private placement. The investors in this financing agreed not to withhold their approval unreasonably.

- The Company agreed that without the prior consent of such investors, it would not sell its business to anyone that is an affiliate of the Company, unless the sale is for consideration at least equal to (a) the fair market value in the event of a sale of assets (as determined in good faith by the Company's board of directors) or (b) the then current market price in the event of a sale of stock.

- The Company agreed that it would not amend its certificate of incorporation or by-laws in a manner that would adversely affect such investors, without the prior approval of the investors. The investors in this financing agreed not to withhold their approval unreasonably.

- The Company agreed that if, during the twelve months ending December 31, 2000, it desires to conduct a private placement of its securities through a placement agent, broker-dealer or finder, it will give an entity associated with the investors in this financing a right of first refusal to serve as the placement agent in that transaction. This right was waived in connection with the Company's February 2000 financing.

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

     These covenants will cease to apply at such time as the investors in this financing and their affiliates beneficially own less than 5% of the Company's common stock. As of September 22, 2000, such investors in the aggregate beneficially owned 8.75% of the Company's outstanding common stock. Prior to the time, if ever, when the investors' equity interest falls below 5%, the investors may waive any one or more of the covenants set forth in the Company's Common Stock Purchase Agreement.

     On February 16, 2000, the Company completed another private placement of 2,350,000 shares of common stock at $16.00 per share to several investors and received net proceeds of $35,443,000.

     Under the terms of the Company's 1983 Stock Option Plan, as amended (the "1983 Plan"), stock options were granted to employees and members of the Board of Directors, as determined by the Compensation Committee of the Board of Directors, at fair market value, become exercisable at 25% per year on each of the first through fourth anniversaries of the date of grant, and terminate if not exercised within ten years. In June 1993, the 1983 Plan expired, although options granted under the 1983 plan which have not terminated may continue to be exercised. On November 5, 1992, at the Company's Annual Meeting of Stockholders, adoption of the Company's 1992 Stock Option Plan (the "1992 Plan") was ratified. The basic terms of the 1992 Plan are substantially similar to those under the Company's 1983 Plan. Under the 1992 Plan, 3,000,000 shares were originally reserved for possible future issuance upon exercise of stock options, of which 356,375 were still available at June 30, 2000 for future grant. At June 30, 2000, 2,113,375 shares of common stock were reserved for possible future issuance upon exercise of stock options outstanding and future stock option grants.

     In April 2000, David M. Goldenberg, the Company's Chief Executive Officer and his wife, Cynthia L. Sullivan, the Company's Chief Operating Officer, paid to the Company the sum of $657,722 in accordance with the provisions of Section 16(b) of the Securities Exchange Act of 1934. Such amount represents the short swing profit realized as a result of purchase and sale transactions which occurred within a six month period. The Company recorded such amount as a contribution of capital in its June 30, 2000 balance sheet as it is related to a transaction with the Company's equity.

     Pursuant to the terms of the 1992 Plan, each outside Director of the Company who had been a Director prior to July 1 is granted, on the first business day of July of each year, an option to purchase shares of the Company's common stock at fair market value, the amount of which is determined at the discretion of the Company's Board of Directors. For July 1, 2000, 90,000 stock options were granted to these Directors.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, and applies APB Opinion No. 25 in accounting for its plans and, accordingly, has not recognized compensation cost for its stock option plan in its consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss allocable to common shareholders and related per share amounts would have been the pro forma amounts indicated below:

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

                                                                                      2000             1999             1998
                                                                                 ---------------  ---------------  ---------------
Net loss allocable to common shareholders - as reported.......................  $   10,132,211   $   11,687,799   $   11,810,587

Net loss allocable to common shareholders - pro forma.........................      11,567,788       11,962,194       11,957,299

Net loss allocable to common shareholders per share - as reported.............             .23              .31              .32

Net loss allocable to common shareholders per share - pro forma...............             .26              .32              .33


     The fair value of each option granted during the three years ended June 30, 2000 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (I) dividend yield of 0%,
(II) expected term of 8 years for June 30, 2000, 1999, and 1998, (III) expected volatility of 126% at June 30, 2000, 80% at June 30, 1999 and 42% at June 30, 1998, and (IV) a risk-free interest rate of 5.90%, 5.06% and 5.57% for the years ended June 30, 2000, 1999 and 1998, respectively. The weighted average fair value at the date of grant for options granted during the years ended June 30, 2000, 1999 and 1998 was $11.89, $1.26 and $2.55 per share, respectively.

     Information concerning options for the years ended June 30, 2000, 1999 and 1998 is summarized as follows:

                                                                                                Fiscal 2000
                                                                                              ---------------
                                                                                     Shares          Option Price Range
                                                                                 ---------------  ------------------------
Outstanding, July 1, 1999.....................................................       2,507,000   $   1.78   -   12.88

Granted.......................................................................         297,000       1.22   -   20.94

Exercised.....................................................................        (844,000)      1.78   -   12.88

Terminated....................................................................        (203,000)      1.44   -    8.63
                                                                                 ---------------
Outstanding, June 30, 2000....................................................       1,757,000       1.22   -   20.94
                                                                                 ---------------
Exercisable, June 30, 2000....................................................         947,250       1.78   -   12.88
                                                                                 ---------------  -------------------------


                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

                                                                                                Fiscal 1999
                                                                                              ---------------
                                                                                     Shares          Option Price Range
                                                                                 ---------------  ------------------------
Outstanding, July 1, 1998.....................................................       1,987,500   $   2.25   -   12.88

Granted.......................................................................         945,000       1.78   -    4.63

Terminated....................................................................        (425,000)      2.25   -    6.13
                                                                                 ---------------
Outstanding, June 30, 1999....................................................       2,507,000       1.78   -   12.88
                                                                                 ---------------  -------------------------

                                                                                                Fiscal 1998
                                                                                              ---------------
                                                                                     Shares          Option Price Range
                                                                                 ---------------  ------------------------
Outstanding, July 1, 1997.....................................................       2,220,250   $   2.25   -   12.88

Granted.......................................................................         138,000       4.38   -    5.31

Exercised.....................................................................        (169,750)      2.25   -    3.63

Terminated....................................................................        (201,000)      3.13   -    7.38
                                                                                 ---------------
Outstanding, June 30, 1998....................................................       1,987,500       2.25   -   12.88
                                                                                 ---------------  -------------------------

     The following table summarizes information concerning options outstanding under the Plans at June 30, 2000:

                                                  Weighted           Weighted                               Weighted
                               Number             average             average             Number             average
         Range of            outstanding          exercise           remaining          exercisable          exercise
       exercise price        at 6/30/00            price            term (yrs.)         at 6/30/00            price
      ----------------    ----------------    ----------------    ----------------    ----------------    ----------------
       1.22  -  3.00             363,000     $          1.73                 8.9              78,000     $          1.85
       3.01  -  5.00             917,000                3.83                 6.4             610,250                3.77
       5.01  -  8.00             179,500                7.19                 5.7             176,500                7.22
       8.01  - 12.00              60,000                8.57                 1.9              60,000                8.57
      12.01  - 18.00             225,500               16.89                 9.3              22,500               12.88
      18.01  +  ---               12,000               19.63                10.0                 ---                  --
                          ----------------    ----------------    ----------------    ----------------    ----------------
                               1,757,000     $          5.68                 7.3             947,250     $          4.78
                          ================    ================    ================    ================    ================

     The above table for fiscal 2000 excludes an aggregate of 325,000 stock options, approved by the Board of Directors on May 18, 2000, granted at the fair market value to Dr. David M. Goldenberg and Cynthia L. Sullivan which are subject to shareholder approval.

8. Income Taxes

     The Company utilizes SFAS No. 109, Accounting for Income Taxes to account for income taxes. Pursuant to the accounting standard, the tax effects of temporary differences that give rise to

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

significant portions of the Company's deferred tax assets as of June 30, 2000, 1999 and 1998 are presented below:

                                                                                      2000             1999             1998
Deferred tax assets:                                                            ---------------  ---------------  ---------------
  Net operating loss carry forwards...........................................  $   46,455,000   $   37,722,000   $   33,040,000

  Research and development credits............................................       4,500,000        4,364,000        4,160,000

  Property and equipment......................................................       1,058,000          838,000          647,000

  Other.......................................................................         746,000          383,000          574,000
                                                                                 ---------------  ---------------  ---------------
Total.........................................................................      52,759,000       43,307,000       38,421,000

Valuation allowance...........................................................     (52,759,000)     (43,307,000)     (38,421,000)
                                                                                 ---------------  ---------------  ---------------
Net deferred taxes............................................................  $          ---   $          ---   $          ---
                                                                                 ===============  ===============  ===============

     The valuation allowances for fiscal years 2000, 1999 and 1998 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. The valuation allowances as of June 30, 2000, 1999 and 1998 include $6,353,000, $4,886,000 and $4,316,000 relating to fiscal years 2000, 1999 and 1998 operations, respectively. The tax benefit assumed using the federal statutory tax rate of 34% has been reduced to an actual benefit of zero due principally to the aforementioned valuation allowance.

     At  June  30,  2000,   the  Company  has  available   net  operating   loss
carryforwards for federal income tax reporting purposes of approximately $119,000,000, which expire at various dates between 2001 and 2019. Pursuant to
Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company's net operating loss and research credit carryforwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. As a result of certain financing arrangements, the Company may have experienced such ownership changes. Accordingly, the Company's net operating loss carryforwards available to offset future federal taxable income arising before such ownership changes may be limited. Similarly, the Company may be restricted in using its research credit carryforwards arising before such ownership changes to offset future federal income tax expense. Of the deferred tax asset valuation allowance related to the net operating loss carryforwards, approximately $14,700,000 relates to a tax deduction for non-qualifed stock options. The Company will increase capital contributed in excess of par when these benefits are realized for tax purposes. The Company made no payments of federal or state income taxes during the years ended June 30, 2000, 1999 and 1998.

9. Related-Party Transactions

     The Center for Molecular Medicine and Immunology ("CMMI") (also known as the Garden State Cancer Center) is a not-for-profit corporation, established in 1983 by Dr. David M. Goldenberg, Chairman of the Board, Chief Executive Officer and the major shareholder of the Company. CMMI is devoted primarily to cancer research.

     Dr. Goldenberg currently serves as the President of CMMI pursuant to an employment agreement and during fiscal 2000 devoted more of his working time to CMMI than to the Company. Allocations between CMMI and the Company regarding research projects are overseen by the Board of Trustees of CMMI and the Board of Directors of the Company, excluding Dr. Goldenberg, to minimize potential conflicts of interest. Dr. Hans Hansen, an officer of the Company, is an adjunct member of CMMI. Certain employees of CMMI serve as consultants to the Company.

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

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

     The license agreement terminates on January 21, 2002, with the Company having the right to seek good-faith negotiation to extend the agreement for an additional five-year period. The Company retains licensing rights to inventions made during the term of the agreement for a period of five years from the time of disclosure. Pursuant to a collaborative research and license agreement, dated as of January 21, 1997, between the Company and CMMI, the Company has paid to CMMI an annual license fee of $200,000 in each of the fiscal years 2000, 1999 and 1998.

     The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amounts of approximately $128,000, $45,000 and $98,000 during the years ended June 30, 2000, 1999 and 1998, respectively. The Company also provides CMMI with laboratory materials and supplies.

     During each of the fiscal years 1999 and 1998, the Board of Directors of the Company authorized grants to CMMI of $200,000 to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI.

     On September 19, 2000, the FDA issued a warning letter to CMMI. The warning letter, relating to an inspection of CMMI that ended on May 25, 2000, cited several alleged deviations from applicable federal regulations. Among other things, the warning letter alleged the failure to submit an Investigational New Drug Application ("IND") with respect to certain investigational products, the administration of investigational drugs without an IND, the failure to assure proper monitoring of investigations, the failure to assure that investigations are conducted in accordance with applicable investigation plans and protocols and certain data difficulties. The Company understands that CMMI is pursuing these matters directly with the FDA. The FDA has substantial regulatory authority over both CMMI and the Company. Any regulatory, judicial or other actions taken with respect to CMMI by the United States government or others could materially adversely affect the Company, given the relationship between the Company and CMMI.

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

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

     On December 21, 1998, the Company received $300,000 in final settlement of all claims between the Company and Mallinckrodt, Inc. and its affiliate under the prior distribution agreements, which were terminated in April 1998. This amount was recognized as other revenue in fiscal year 1999.

     The Company, through its 80% owned subsidiary, IMG Technology, LLC ("IMG"), has formed a joint venture with Coulter Corporation ("Beckman Coulter") for the purpose of developing targeted cancer therapeutics. The joint venture, known as IBC Pharmaceuticals, LLC ("IBC") was organized as a Delaware limited liability company. On March 5, 1999 the Company contributed to IBC, on behalf of IMG, certain rights to its proprietary humanized antibodies against the cancer marker carcinoembryonic antigen (which had a financial reporting carrying value of zero), which is used in its CEA-Cide therapeutic, and Beckman Coulter contributed to IBC certain rights to its bispecific targeting technology called the "Affinity Enhancement System" or AES. The Company assigned its rights pursuant to the terms of a license agreement with IBC dated March 5, 1999 in exchange for the grant to IMG of its interest in IBC ("Immunomedics License Agreement"). Beckman Coulter received its interest in IBC in exchange for its contribution. The license granted to IBC is a worldwide, royalty free, exclusive license which is limited to the "IBC Field" with respect to the "Immunomedics Patent Property" and the "Immunomedics Biotechnology Assets," as those terms are defined in the Immunomedics License Agreement. Additionally on March 5, 1999, several investors contributed $3,000,000 to IBC in exchange for a 7% interest in the venture. IMG's and Beckman Coulter's interests in IBC are 49.55% and 43.45% respectively. Beckman Coulter, IMG and the investors entered into an operating agreement (the "IBC Operating Agreement") which establishes the rights and obligations of the respective members. Under the terms of the IBC Operating Agreement, neither IMG nor Beckman Coulter may sell any portion of its interest in IBC without first providing the other with a right of first refusal with respect to such sale, provided that after a public offering of IBC securities, IMG and Beckman Coulter will be permitted to sell up to 20% of their respective interests in IBC free of such right of first refusal. IMG is a Delaware limited liability company owned 80% by the Company and 20% by Dr. David M. Goldenberg. Dr. Goldenberg received his interest pursuant to the terms of his employment agreement with the Company. IMG is intended to be a single purpose entity, its sole asset being its interest in IBC. Dr. Goldenberg and IMG have entered into an operating agreement (the "IMG Operating Agreement") which establishes their relative rights and obligations (see Note 11). In connection with Dr. Goldenberg's receipt of an interest in IMG, the Company recognized $182,000 of compensation expense in fiscal year 1999, based on the fair value of technology transferred, and has reflected his interest as a minority interest in the consolidated financial statements. Dr. Goldenberg also serves as Chairman of the Board of IBC.

     On February 29, 2000, the Company signed a Letter Agreement with KOL Bio-Medical Instruments, Inc. (KOL), granting KOL exclusive rights to market and sell CEA-Scan in the northeastern U.S. The Company is considering the expansion of this Letter Agreement to a Marketing and Sales Agreement, granting KOL, and its agents, exclusive rights to market and sell CEA-Scan in the entire U.S.

11. Commitments and Contingencies

     On November 1, 1993, the Company and Dr. Goldenberg entered into a five-year employment agreement (the "Agreement") with an additional one-year assured renewal and thereafter automatically renewable for additional one-year periods unless terminated by either party

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

as provided in the Agreement. Dr. Goldenberg will receive an annual base salary of not less than $220,000, subject to increases as determined by the Board of Directors. Effective July 1, 2000, the Board of Directors increased Dr. Goldenberg's annual base salary to $300,000. The Company has agreed to extend Dr. Goldenberg's employment agreement for a five-year period which expires on October 31, 2003. Further, the Company acknowledged and approved Dr. Goldenberg's continuing involvement with CMMI and IBC.

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

     Further, pursuant to the Agreement, Dr. Goldenberg will receive, subject to certain restrictions, incentive compensation of 0.5% on the first $75,000,000 of all defined annual net revenue of the Company and 0.25% on all such annual net revenue in excess thereof (collectively "Revenue Incentive Compensation"). With respect to the period that Dr. Goldenberg is entitled to receive Revenue Incentive Compensation on any given products, it will be in lieu of any other percentage compensation based on sales or revenue due him with respect to such products under this Agreement or the existing License Agreement between the Company and Dr. Goldenberg. With respect to any periods that Dr. Goldenberg is not receiving such Revenue Incentive Compensation for any products covered by patented Goldenberg Discoveries or by certain defined prior inventions of Dr. Goldenberg, he will receive 0.5% on cumulative annual net sales of, royalties, certain equivalents thereof, and, to the extent approved by the Board, other consideration received by the Company for such products, up to a cumulative annual aggregate of $75,000,000 and 0.25% on any cumulative annual aggregate in excess of $75,000,000 (collectively "Incentive Payments"). A $100,000 annual minimum payment will be paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments. For each of the years ended June 30, 2000, 1999 and 1998, the Company paid Dr. Goldenberg the minimum required payment of $100,000. Dr. Goldenberg will also receive a percent, not less than 20%, to be determined by the Board, of net consideration (including license fees) which the Company receives for any disposition, by sale, license or otherwise (discussions directed to which commence during the term of his employment plus two years) of any defined Undeveloped Assets of the Company which are not budgeted as part of the Company's strategic plan. Pursuant thereto, Dr. Goldenberg received his interest in IMG (See Note 10).

     The Company is obligated under an operating lease for facilities used for research and development, manufacturing and office space. On May 29, 1998, the Company exercised its right to renew for an additional term of three years expiring in May 2002 at a base annual rate of $441,000. The lease provides for a second renewal period of five years expiring May 2007. The lease also provides for an option to purchase the facility, subject to certain terms and conditions as specified in the lease. On May 19, 2000, the Company gave notice to its landlord that it desired to exercise its right to purchase the facility, which is subject to further negotiations. The purchase price under the lease will be based on fair market value of the facility which is estimated at $6.5 million. Rental expense related to

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

this lease was approximately $441,000, $425,000 and $425,000 in fiscal years 2000, 1999 and 1998, respectively. Minimum lease commitments for facilities and equipment are as follows for fiscal years ending:

                   2001 ............................. $441,000
                   2002 ............................. $441,000
                   2003 ............................. $446,000
                   2004 ............................. $449,000
                   2005 ............................. $452,000

     The Company is a party to various claims and litigation arising in the normal course of business. Management believes that the outcome of such claims and litigation will not have a material adverse effect on the Company's financial position and results of operations.

12. Debt

     On October 28, 1998, the Company entered into an Equipment Financing Agreement with the New England Capital Corporation, pursuant to which the Company has received 450,000, at the interest rate of 9.52% per annum, to be repaid over a 36-month period. The proceeds of such financing were used to exercise the early purchase options for equipment previously leased through a master lease agreement. The financing is secured by various equipment and an irrevocable letter of credit in the amount of $225,000. The letter of credit is collateralized by a cash deposit of an equivalent amount, which is included in "Other long- term assets" on the accompanying consolidated balance sheet. At June 30, 2000, the Company's indebtedness under this agreement was $228,470 due in equal monthly installments over the next 16 months. In the fiscal year ended June 30, 2000 and 1999, the Company paid $29,275 and $23,162, respectively, in interest under this agreement.

13. Geographic Segments

     The Company manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based diagnostics and therapeutics for cancer and infectious diseases, and it currently reports as a single industry segment. The Company markets and sells its products in the U.S. and throughout Europe. During fiscal year 2000 and 1999, revenues from one major customer amounted to approximately 16% of each years' total consolidated revenues.

     The following table presents financial information based on the geographic location of the facilities of Immunomedics, Inc. as of and for the years ending:

                                                     June 30, 2000
                                                 -----------------------
                                                                                  United States       Europe            Total
                                                                                 ---------------  ---------------  ---------------
Total assets..................................................................  $   47,297,628   $      728,509   $   48,026,137

Long-lived assets.............................................................       3,943,786           26,894        3,970,680

Revenues......................................................................       3,637,348        2,336,107        5,973,455


                                                     June 30, 1999
                                                 -----------------------
                                                                                  United States       Europe            Total
                                                                                 ---------------  ---------------  ---------------
Total assets..................................................................  $   15,759,669   $    1,199,252   $   16,958,921

Long-lived assets.............................................................       4,764,546           53,593        4,818,139

Revenues......................................................................       4,594,966        2,964,466        7,559,432


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Immunomedics, Inc.:

We have audited the accompanying consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immunomedics, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.



Short Hills, New Jersey                                                 KPMG LLP
August 15, 2000, except
as to the last paragraph of
Note 9, which is as of
September 19, 2000

                                    PART III

Item 9 -- Changes in and  Disagreements  with Accountants on Accounting and
            Financial Disclosure

     Not applicable.

Item 10 -- Directors and Executive Officers of the Registrant

     The information required for this item is incorporated herein by reference to the 2000 Definitive Proxy Statement. See also "Executive Officers of the Registrant" in Part I, following Item 4.

Item 11 -- Executive Compensation

     The information required for this item is incorporated herein by reference to the 2000 Definitive Proxy Statement.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management

     The information required for this item is incorporated herein by reference to the 2000 Definitive Proxy Statement.

Item 13 -- Certain Relationships and Related Transactions

     The information required for this item is incorporated herein by reference to the 2000 Definitive Proxy Statement.

                                     PART IV

Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    Documents filed as part of this Report:
1.     -- Consolidated Financial Statements:
          Consolidated Balance sheets - June 30, 2000 and 1999
          Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2000, 1999 and 1998
          Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2000, 1999 and 1998
          Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998
          Notes to Consolidated Financial Statements
          Independent Auditors' Report - KPMG LLP

2.     -- Financial Statement Schedules:
          All schedules have been omitted because of the absence of conditions under which they would be required or because the required information is included in the financial statements or the notes thereto.
3.     -- Articles of incorporation and by-laws
3.1(a) -- Certificate of Incorporation of the Company, as filed with the
          Secretary of State of the State of Delaware on July 6, 1982(e)
3.1(b) -- Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on April 4, 1983(e)
3.1(c) -- Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on December 14, 1984(e)
3.1(d) -- Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on March 19, 1986(e)
3.1(e) -- Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 17, 1986(e)
3.1(f) -- Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 21, 1990(f)
3.1(g) -- Certificate of Designation of Rights and Preferences, as filed with the Secretary of State of the State of Delaware on March 1, 1991(g) 3.1(h) -- Certificate of Amendment of the Certificate of Incorporation of the
          Company, as filed with the Secretary of State of the State of Delaware on December 7, 1992(j)
3.1(i) -- Certificate of Designation of Rights and Preferences of the Company's
          Series B Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on December 21, 1994(l)
3.1(j) -- Certificate of Designation of Rights and Preferences of the Company's
          Series C Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on September 25, 1995(n)
3.1(k) -- Certificate of Designation of Rights and Preferences of the Company's
          Series D Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on June 26, 1996(o)
3.1(l) -- Certification of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 7, 1996(p).
3.1(m) -- Certificate of Designation of Rights and Preferences of the Company's
          Series E Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on January 23, 1998(r)
3.1(n) -- Amended Certificate of Designations, Preferences and Rights of Series
          F Convertible Preferred Stock of Immunomedics, Inc.(v)
3.2    -- Amended and Restated By-Laws of the Company(j)
4. -- Instruments defining the rights of security holders, including indentures.
4.1    -- Specimen Certificate for Common Stock(e)
4.2 -- Structured Equity Line Flexible Financing Agreement, dated as of December 23, 1997, between Immunomedics, Inc. and Cripple Creek Securities, LLC(s)
4.3 -- Registration Rights Agreement, dated as of December 23, 1997, between Immunomedics, Inc. and Cripple Creek Securities, LLC(s)
4.4    -- Common Stock Purchase Warrant issued to Cripple Creek Securities,
          LLC (s)
4.5 -- Form of additional Common Stock Purchase Warrant issuable to Cripple Creek Securities, LLC(s)
4.6 -- Rights Agreement, dated as of January 23, 1998, between Immunomedics, Inc. and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate(r)

10.    -- Material contracts
10.1(a)-- 1983 Stock Option Plan, as amended(h)
10.1(b)-- Form of Stock Option Agreement(e)
10.2   -- Exclusive License Agreement with David M. Goldenberg, dated as of
          July 14, 1982(a)
10.3 -- Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc. dated, May, 1983(a)
10.4 -- Memorandum of Understanding with David M. Goldenberg, dated September 10, 1984(b)
10.5   -- Immunomedics, Inc. 401(k) Retirement Plan(c)
10.6. -- Executive Supplemental Benefits Agreement with David M. Goldenberg, dated as of July 18, 1986(c)
10.7. -- License Agreement between Hoffmann-La Roche, Inc. and David M. Goldenberg, dated as of April 29, 1986(c)
10.8   -- License Agreement with F. James Primus dated July 7, 1983(d)
10.9 -- Amended and Restated License Agreement among the Company, CMMI and David M. Goldenberg, dated December 11, 1990(h)
10.10 -- Lease Agreement with Baker Properties Limited partnership, dated January 16, 1992(i)
10.11  -- Immunomedics, Inc. 1992 Stock Option Plan(p)
10.12. -- Amended and Restated Employment Agreement, dated November 1, 1993, between the Company and Dr. David M. Goldenberg(k)
10.13. -- Amendment, dated March 11, 1995, to the Amended and Restated License Agreement among the Company, CMMI, and David M. Goldenberg, dated December 11, 1990(m)
10.14. -- Manufacturing Agreement, dated as of April 4, 1996, between the Company and SP Pharmaceuticals, formerly the Oncology Division of Pharmacia & Upjohn (Confidential treatment has been requested for certain portions of the Agreement)(o)
10.15 -- License Agreement, dated as of January 21, 1997, between the Company and Center for Molecular Medicine and Immunology, Inc.(q)
10.16 -- Distribution Agreement, dated as of November 24, 1997, between Immunomedics, Inc. and Eli Lilly Deutschland GmbH (Confidential treatment has been requested for certain portions of the Agreement)(t)
10.17 -- Distribution and Product Services Agreement, dated as of May 15, 1998, between Immunomedics, Inc. and Integrated Commercialization Solutions, Inc.(Confidentiality treatment has been requested for certain portions of the Agreement)(u).
10.18 -- Securities Purchase Agreement, dated December 9, 1998, by and among Immunomedics, Inc. and certain Investors.(v)
10.19 -- Registration Rights Agreement by and among dated December 9, 1998, by and among Immunomedics, Inc. and certain Investors.(v)
10.20 -- Operating Agreement, dated March 5, 1999, by and among IMG Technology, LLC, Coulter Corporation and the investors named therein.(w)
10.21 -- License Agreement, dated March 5, 1999, by and between Immunomedics, Inc. and IBC Pharmaceuticals, LLC.(w)
10.22 -- Operating Agreement, dated March 5, 1999, by and between IMG Technology, LLC and David M. Goldenberg.(w)
11. -- Statement re computation of per share earnings -- Not required since such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.

12.    -- Statements re computation of ratios -- Not applicable.
21.    -- Subsidiaries of the Company
23.    -- Consent of Experts and Counsel
23.1   -- Consent of Independent Accountants -- KPMG LLP
27.    -- Financial Data Schedule
-----------------------------------
  (a) -- Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-1 effective October 6, 1983 (Commission File No. 2-84940).
  (b) -- Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1985.
  (c) -- Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1986.
  (d) -- Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.
  (e) -- Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
  (f) -- Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December31, 1990.
  (g) -- Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1991.
  (h) -- Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-2 effective July 24, 1991 (Commission File No. 33-41053).
  (i) -- Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-2 effective January 30, 1992 (Commission File No. 33-44750).
  (j) -- Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
  (k) -- Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993.
  (l) -- Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1994.
  (m) -- Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
  (n) -- Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.
  (o) -- Incorporated by reference from the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.
  (p) -- Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.
  (q) -- Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.
  (r) -- Incorporated by reference from the Exhibits to the Company's Registration Statement on Form 8-A, as filed with the Commission on January 29, 1998.
  (s) -- Incorporated by reference from the exhibits to the Company's Registration Statement on Form S-3, as filed with the Commission on January 29, 1998.
  (t) -- Incorporated by reference from the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997.
  (u) -- Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.
  (v) -- Incorporated by reference from the Exhibits to the Company's Current Report on Form 8-K, dated December 15, 1998.

  (w) -- Incorporated by reference from the Exhibits to the Company's Current Report on Form 8-K, dated March 23, 1999.

(b)    Reports on Form 8-K:

       No reports were filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                  IMMUNOMEDICS, INC.
Date: September 28, 2000
                                                  By   /s/ DAVID M. GOLDENBERG
                                                    ----------------------------
                                                        David M. Goldenberg
                                                    Chairman and Chief Executive
                                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                      Title                          Date

/s/ DAVID M. GOLDENBERG        Chairman and Chief             September 28, 2000
 ............................   Executive Officer
                               (Principal Executive Officer)
    David M. Goldenberg

/s/ SHAILESH R. ASHER          Controller and Acting          September 28, 2000
                               Chief Financial Officer
 ............................   (Principal Financial
    Shailesh R. Asher          and Accounting Officer)

/s/ MARVIN E. JAFFE            Director                       September 28, 2000
 ...........................
    Marvin E. Jaffe

/s/ RICHARD R. PIVIROTTO       Director                       September 28, 2000
 ...........................
    Richard R. Pivirotto

/s/ RICHARD C. WILLIAMS        Director                       September 28, 2000
 ...........................
    Richard C. Williams

/s/ MORTON COLEMAN             Director                       September 28, 2000
 ...........................
    Morton Coleman