Form 10-Q
period 2000-09-30
IMMUNOMEDICS INC
filed 2000-11-14
CIK 722830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934. For the period ended September 30, 2000

                                       OR

[ ]  Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange
Act of 1934. For the transition period from                   to
                                            --------------      ---------------
Commission File Number:    0-12104
                          ---------

                               IMMUNOMEDICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                               61-1009366
-----------------------------------------       --------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

        300 American Road, Morris Plains, New Jersey               07950
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

As of November 10, 2000, there were 49,507,621 shares of the registrant's common stock outstanding.

                         IMMUNOMEDICS, INC. AND SUBSIDIARIES

                                       INDEX

                                                                       Page No.

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited):

                  Consolidated Balance Sheets -                            3
                  September 30, 2000 and June 30, 2000

                  Consolidated Statements of Operations
                  and Comprehensive Loss-                                  4
                  three months ended September 30, 2000 and 1999

                  Condensed Consolidated Statements of Cash Flows -        5
                  three months ended September 30, 2000 and 1999

                  Notes to Consolidated Financial Statements -             6
                  September 30, 2000

Item 2.  Management's Discussion and Analysis of                           9
                  Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risks      12


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 13


SIGNATURES                                                                14
----------


                                         IMMUNOMEDICS, INC. AND SUBSIDIARIES
                                             Consolidated Balance Sheets
                                                     (Unaudited)

                                                                                September 30,               June 30,
                                                                                    2000                      2000
                                 ASSETS                                         ------------             -------------


     Cash and cash equivalents                                                  $  8,408,862              $ 11,114,079
     Marketable securities                                                        31,620,545                29,751,987
     Accounts receivable, net of allowance for
       doubtful accounts of $64,898 and $63,398 at
       September 30, 2000 and June 30, 2000,  respectively                         1,138,553                   603,398
     Inventory                                                                     1,023,865                 1,036,900
     Other current assets                                                          1,149,191                 1,324,093
                                                                                ------------             -------------
          Total current assets                                                    43,341,016                43,830,457

Property and equipment, net of accumulated
       depreciation of $7,998,781 and $7,760,638 at
       September 30, 2000 and June 30, 2000,  respectively                         3,867,099                 3,970,680

Other long-term assets                                                               225,000                   225,000
                                                                                ------------             -------------
                                                                                $ 47,433,115              $ 48,026,137
                                                                                ============             =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Current portion of long-term debt                                          $    161,850              $    158,058
     Accounts payable                                                              1,509,294                 1,836,283
     Other current liabilities                                                     1,794,381                 1,683,266
                                                                                ------------             -------------
          Total current liabilities                                                3,465,525                 3,677,607
                                                                                ------------             -------------
Long-term debt                                                                        28,499                    70,412

Minority interest                                                                    182,000                   182,000

Commitments and Contingencies
Stockholders' Equity:
     Preferred stock; $.01 par value, authorized 10,000,000 shares;
     Common stock; $.01 par value, authorized 70,000,000 shares;
          issued and outstanding 49,479,871 and 49,329,121 shares
          at September 30, 2000 and June 30, 2000,  respectively                     494,799                   493,291
     Capital contributed in excess of par                                        154,444,797               153,242,000
     Accumulated deficit                                                        (111,011,579)             (109,530,489)
     Accumulated other comprehensive loss                                           (170,926)                 (108,684)
                                                                                ------------             -------------
          Total stockholders' equity                                              43,757,091                44,096,118
                                                                                ------------             -------------
                                                                                $ 47,433,115              $ 48,026,137
                                                                                ============             =============

                        See accompanying notes to condensed consolidated financial statements.



                                   IMMUNOMEDICS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations and Comprehensive Loss
                                               (Unaudited)


                                                                            Three Months Ended
                                                                               September 30,
                                                                         2000                 1999
                                                                  ------------------   -------------------
Revenues:
     Product sales                                                      $ 1,238,144           $ 1,153,788
     Royalties and license fee                                                1,716                 1,438
     Research and development                                               140,173               126,792
     Interest and other                                                     656,418               105,024
                                                                  ------------------   -------------------
                                                                          2,036,451             1,387,042
                                                                  ------------------   -------------------

Costs and Expenses:
     Cost of goods sold                                                      57,092                61,722
     Research and development                                             2,214,063             2,055,478
     Sales and marketing                                                    583,950               881,215
     General and administrative                                             662,436               504,986
                                                                  ------------------   -------------------
                                                                          3,517,541             3,503,401
                                                                  ------------------   -------------------
Net loss                                                                 (1,481,090)           (2,116,359)
                                                                  ------------------   -------------------
Preferred stock dividends                                                         -               125,000
                                                                  ------------------   -------------------
Net loss allocable to common shareholders                              $ (1,481,090)         $ (2,241,359)
                                                                  ==================   ===================

Comprehensive Loss:
     Net loss                                                          $ (1,481,090)         $ (2,116,359)
                                                                  ------------------   -------------------
    Other comprehensive income (loss), net of tax:
         Foreign currency translation adjustments                           (40,604)               12,808
         Unrealized gain / (loss)  on securities available for sale         (21,638)                    -
                                                                  ------------------   -------------------
    Other comprehensive income (loss)                                       (62,242)               12,808
                                                                  ------------------   -------------------
Comprehensive loss                                                     $ (1,543,332)         $ (2,103,551)
                                                                  ==================   ===================
Per Share Data (Basic and Diluted):
     Net loss allocable to common shareholders                              $ (0.03)              $ (0.06)
                                                                  ==================   ===================
Weighted average number of common
   shares outstanding                                                    49,444,064            37,888,090
                                                                  ==================   ===================




                   See accompanying notes to condensed consolidated financial statements.



                                     IMMUNOMEDICS, INC. AND SUBSIDIARIES
                               Condensed Consolidated Statements of Cash Flows
                                                 (Unaudited)


                                                                              Three Months Ended
                                                                                 September 30,
                                                                       2000                         1999
                                                                 ------------------           -----------------

Cash flows used in operating activities:

      Net loss                                                        $ (1,481,090)                $(2,116,359)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation                                                         238,143                     244,549
      Provision for allowance for doubtful accounts                          1,500                       6,000
      Amortization of bond premium                                           4,801                           -
      Non-cash expense relating to issuance of warrants                    232,278                           -
      Changes in operating assets and liabilities                         (564,592)                    149,540
      Other                                                                (40,604)                     12,808
                                                                 ------------------           -----------------

          Net cash used in operating activities                         (1,609,564)                 (1,703,462)
                                                                 ------------------           -----------------

Cash flows from investing activities:

     Purchases of marketable securities                                (19,524,719)                 (5,722,026)
     Proceeds from maturities of marketable securities                  17,629,722                   5,952,398
     Additions to property and equipment                                  (134,562)                    (24,212)
                                                                 ------------------           -----------------

          Net cash provided by (used in) investing activities           (2,029,559)                    206,160
                                                                 ------------------           -----------------

Cash flows from financing activities:


     Exercise of stock options                                             972,027                           -
     Payments of debt                                                      (38,121)                    (34,580)
                                                                 ------------------           -----------------

          Net cash provided by (used in) financing activities              933,906                     (34,580)
                                                                 ------------------           -----------------

Decrease in cash and cash equivalents                                   (2,705,217)                 (1,531,882)

Cash and cash equivalents at beginning of period                        11,114,079                   3,469,261
                                                                 ------------------           -----------------

Cash and cash equivalents at end of period                             $ 8,408,862                 $ 1,937,379
                                                                 ==================           =================



                    See accompanying notes to condensed consolidated financial statements.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)      Business Overview and Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Immunomedics, Inc. (the "Company"), which incorporate the Company's majority owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001 or any other period.

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

         For further information, refer to the annual financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 2000.

(2)      Cash Equivalents and Marketable Securities

         The Company considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents. Included in other current assets at September 30, 2000 and June 30, 2000 is accrued interest earned on cash equivalents and marketable securities of $363,500 and $423,300, respectively.

(3)      Income Taxes

         The Company has never made payments of Federal or State income taxes and does not anticipate generating book income in fiscal 2001; therefore, no income taxes have been reflected for the three-month period ended September 30, 2000.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

 (4)     Net Loss Per Share
         --------------------

         Basic and diluted net loss allocable to common shareholders is based on the net loss for the relevant period, adjusted for Preferred Stock dividends divided by the weighted average number of shares issued and outstanding during the period. Preferred Stock dividends for the three months period ended September 30, 2000 and 1999 is $0 and $125,000, respectively, related to a 4% per annum stated value increase in security. For the purposes of the diluted net loss per share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three month periods ended September 30, 2000 and 1999. The Company has certain securities outstanding at September 30, 2000 that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

(5)      Comprehensive Income

         Comprehensive income consists of net income (loss) and net unrealized gains (losses) on securities available for sale and certain foreign exchange changes and is presented in the unaudited condensed consolidated statements of operations and comprehensive loss.

(6)      Inventory

         Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. At September 30, 2000, the inventory balance consisted of $373,234 of raw materials and $650,631 of finished goods. At June 30, 2000, the inventory balance consisted of $373,234 of raw materials and $663,666 of finished goods.

(7)      Stockholders' Equity

         On December 16, 1999, the Company issued a warrant covering 75,000 shares of its common stock at an exercise price of $6.50 per share to induce a financial advisor to enter into a financial advisory agreement with the Company. The Company recognized a proportionate share of the general and administrative expense associated with these warrants of approximately $232,000 for the three-month period ended September 30, 2000 based on the estimated value of the warrants as of that date. The expense will be remeasured each reporting period through December 31, 2000.

(8)      Debt

         On October 28, 1998, the Company entered into an Equipment Financing Agreement with the New England Capital Corporation, pursuant to which the Company has received $450,000, at the interest rate of 9.52% per annum, to be repaid over a 36-month period. The proceeds of such financing were used to exercise the early purchase options for equipment previously leased through a master lease agreement. The

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



         financing is secured by various equipment and an irrevocable letter of credit in the amount of $225,000. The letter of credit is collateralized by a cash deposit of an equivalent amount which is included in "Other long- term assets" on the accompanying condensed consolidated balance sheet. At September 30, 2000, the Company's indebtedness under this agreement was $190,349 due in equal installments over next 13 months. The Company paid $5,138 and $8,587 for the three months ended September 30, 2000 and September 30, 1999, respectively, in interest under this agreement.

(9)      Geographic Segment
         -------------------

         The Company manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based diagnostics and therapeutics for cancer and infectious diseases, and it currently reports as a single industry segment. The Company markets and sells its products in the U.S. and throughout Europe.

         The following tables present financial information based on the geographic location of the facilities of Immunomedics, Inc. as of and for the three-month period ending:


                               September 30, 2000
                               ------------------

                                    United States         Europe         Total
                                    -------------      -----------  ------------
       Total assets                   $46,236,147     $1,196,968    $47,433,115
       Long-lived assets                3,844,586         22,513      3,867,099
       Revenues                         1,251,622        784,829      2,036,451


                               September 30, 1999
                               ------------------

                                    United States         Europe         Total
                                    -------------      -----------  ------------
       Total assets                   $13,610,466     $1,016,295    $14,626,761
       Long-lived assets                4,551,602         46,200      4,597,802
       Revenues                           707,541        679,501      1,387,042

Part I - Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management. Such forward-looking statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors, including (i) the risks described in Exhibit 99 to this Form 10-Q, (ii) the risks described under the caption "Business-Business Risks" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the "2000 10-K"), (iii) the risks described elsewhere under the caption "Business" in the 2000 10-K and (iv) the risks described elsewhere in the 2000 10-K. The Company assumes no obligation to update its forward-looking statements.

Since its inception, the Company has been engaged primarily in the research and development and, more recently, the commercialization of proprietary products relating to the detection, diagnosis and treatment of cancer and infectious diseases. The Company has incurred significant operating losses since its formation in 1982 and has not earned a profit since its inception. These operating losses and failure to be profitable have been due mainly to the significant amount of money that the Company has had to spend on research and development. As of September 30, 2000, the Company had an accumulated deficit of approximately $111,012,000. The Company expects to continue to experience operating losses until such time, if at all, that it is able to generate sufficient revenues from sales of CEA-Scan(R), LeukoScan(R) and its other potential products.

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

On February 14, 1997, the Company was granted regulatory approval by the European Commission to market LeukoScan(R), an in vivo infectious disease diagnostic imaging product, in all 15 countries which are members of the European Union, for the detection and diagnosis of osteomyelitis (bone infection) in long bones and in diabetic foot ulcer patients. On December 19, 1996, the Company filed a Biologics License Application, or BLA, for LeukoScan with the FDA for the same indication approved in Europe, plus an additional indication for the diagnosis of acute, atypical appendicitis. As part of the review process, the Company is in discussions with the FDA to address its comments regarding the adequacy of the Company's data to support final approval for these indications. Consistent with the Company's decision to focus primarily on cancer therapeutic products, on April 12, 2000, the Company withdrew the CEA-Scan breast cancer imaging application submitted on January 26, 1999 to the European Medicines Evaluation Agency (EMEA). A New Drug Submission for LeukoScan for the same indications as in the U.S. was filed with the HPB in Canada on March 24, 1998. The Company also has decided not to continue pursuing the broadening of its approval for LeukoScan in Europe to include the acute, atypical appendicitis indication, but has instead published its Phase III efficacy data.

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

The Company has developed and filed an Investigational New Drug application ("IND") for two other in vivo cancer imaging products: AFP-Scan(R) for the detection and diagnosis of liver and germ cell cancers, currently in Phase II clinical trials, and LymphoScan(TM) for diagnosis and staging of non-Hodgkin's lymphomas, currently in Phase III clinical trials.

Results of Operations

Revenues for the three-month period ended September 30, 2000 were $2,036,000 as compared to $1,387,000 for the same period in 1999, representing an increase of $649,000. Product sales for the three-month period ended September 30, 2000 increased by $84,000 as compared to the same period of 1999. Research and development revenue for the three-month period ended September 30, 2000 increased by $13,000 as compared to same period of 1999, due to higher grant revenue. Interest and other income for the three-month period ended September 30, 2000 increased by $551,000, as compared to the same period of 1999, primarily due to more cash available for investments as a result of infusions of private equity capital during the second and third quarters of fiscal 2000.

Total operating expenses for the three-month period ended September 30, 2000 were $3,517,000 as compared to $3,503,000 for the same period in 1999, representing an increase of $14,000. Research and development costs for the three-month period ended September 30, 2000 increased by $159,000 as compared to the same period in 1999, primarily due to increased patient enrollment in clinical trials for therapeutic products. Sales and marketing expenses for the three-month period ended September 30, 2000 decreased by $297,000, primarily due to Company-wide reorganization/restructuring. General and administrative costs for the three-month period ended September 30, 2000 increased by $157,000 as compared to the same period of 1999, primarily due to the recognition of an expense of $232,000 associated with warrants issued to a financial advisor in December 1999 (see Note 7 to Unaudited Condensed Consolidated Financial Statements), partially offset by a reduction of other administrative expenses.

Net loss allocable to common shareholders for the three-month period ended September 30, 2000 was $1,481,000, or $0.03 per share, as compared to $2,241,000, or $0.06 per share, for the same period in 1999. The lower net loss allocable to common shareholders in 2000 as compared to 1999 primarily resulted from greater interest income and reduced sales and marketing expenses. In addition, the net loss allocable to common shareholders per share for the three-month period ended September 30, 2000 was positively impacted by the higher weighted average number of shares outstanding for this period, as compared to the same period in 1999. The increase in the weighted average number of shares outstanding was primarily due to the 1999 conversion of the Company's Series F Preferred Stock and the issuance of common stock pursuant to the Company's equity financings during fiscal year 2000.

Liquidity and Capital Resources

At September 30, 2000, the Company had working capital of $39,875,000, which represents a decrease of $277,000 from June 30, 2000. The decrease in working capital resulted primarily from the funding of operating expenses.

On December 16, 1999, the Company issued a warrant covering 75,000 shares of its Common Stock at an exercise price of $6.50 per share. The warrants were issued to induce a financial advisor to enter into a financial advisory agreement with the Company.

The Company's liquid asset position, measured by its cash, cash equivalents and marketable securities, was $40,029,000 at September 30, 2000, representing a decrease of $837,000 from June 30, 2000. This decrease was primarily attributable to the funding of operating expenses as discussed above. It is anticipated that working capital and cash, cash equivalents and marketable securities will decrease during the remainder of fiscal year 2001 as a result of planned operating expenses and capital expenditures, offset in part by projected revenues from product sales in the U. S. and Europe. However, there can be no assurance, as to the amount of revenues, if any, these products will provide.

On May 19, 2000, the Company gave notice to its landlord that it desired to exercise its right to purchase the facilities which the Company presently leases at 300 American Road, Morris Plains, New Jersey (see "Properties"). The purchase price under the lease is approximately $6.5 million. The Company plans to seek mortgage financing with respect to this purchase. If such financing is not available to the Company on acceptable terms prior to the closing, the Company would expect to fund the purchase price on an interim basis from its own capital resources and would then likely seek to mortgage the acquired premises. No assurances can be given that the Company will be able to secure favorable financing either before or after the purchase of these facilities.

To date, the Company has not generated positive cash flow from operations. The Company believes that its existing working capital should be sufficient to meet its capital and liquidity requirements for the foreseeable future. This expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from the Company's expectation as a result of a number of risks and uncertainties, including the risks described in Exhibit 99 annexed hereto. The Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these are the success of its product commercialization and selling products, the technological advantages and pricing of the Company's products, the impact of the regulatory requirements applicable to the Company and access to capital markets that can provide the Company with the resources when necessary to fund its strategic priorities. Unless there is a significant increase in product revenues, the Company will require additional financial resources after it utilizes its current liquid assets in order for it to continue its projected levels of research and development and clinical trials of its proposed products and regulatory filings for new indications of existing products. There can no assurance that any additional financing will be available to the Company at all or on terms it finds acceptable or that the terms of such financing will not cause substantial dilution to existing stockholders.

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

See Item 7A of the June 30, 2000, Form 10-K.

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


                                                 IMMUNOMEDICS, INC.
                                                 ------------------
                                                          (Registrant)




DATE: November 13, 2000                  /s/ David M. Goldenberg
                                        -------------------------------

                                             David M. Goldenberg
                                             Chairman and
                                             Chief Executive Officer
                                             (Principal Executive Officer)









DATE: November 13, 2000                 /s/ Shailesh R. Asher
                                        --------------------------

                                            Shailesh R. Asher
                                            Controller and Acting Chief
                                            Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)