Form 10-Q
period 2000-12-31
IMMUNOMEDICS INC
filed 2001-02-14
CIK 722830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended December 31, 2000 OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to
-----------------------      ---------------------

Commission File Number:    0-12104
                        --------------------------------------------------------

                               IMMUNOMEDICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                 61-1009366
---------------------------------             --------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

 300 American Road, Morris Plains, New Jersey                          07950
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

As of February 13, 2001, there were 49,523,121 shares of the registrant's common stock outstanding.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                  Page No.

PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (Unaudited):

                  Consolidated Balance Sheets -                          3
                  December 31, 2000 and June 30, 2000

                  Consolidated Statements of Operations                  4
                  and Comprehensive Loss-
                  three and six months ended December 31, 2000 and 1999

                  Condensed Consolidated Statements of Cash Flows -      5
                  three and six months ended December 31, 2000 and 1999

                  Notes to Consolidated Financial Statements -           6
                  December 31, 2000

Item 2.  Management's Discussion and Analysis of                        10
                  Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risks    14


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders            15

Item 6.  Exhibits and Reports on Form 8-K                               15


SIGNATURES                                                              16
----------

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                   December 31,           June 30,
                                                                        2000                2000
                                                                   ------------        -----------
                                  ASSETS

Current Assets:

     Cash and cash equivalents ..................................   $   3,929,916    $  11,114,079
     Marketable securities ......................................      34,931,387       29,751,987
     Accounts receivable, net of allowance for
       doubtful accounts of $66,398 and $63,398 at
       December 31, 2000 and June 30, 2000,  respectively .......       1,090,684          603,398
     Inventory ..................................................         780,109        1,036,900
     Other current assets .......................................       1,029,284        1,324,093
                                                                    -------------    -------------
          Total current assets ..................................      41,761,380       43,830,457

Property and equipment, net of accumulated
       depreciation of $8,236,181 and $7,760,638 at
       December 31, 2000 and June 30, 2000,  respectively .......       3,698,504        3,970,680

Other long-term assets ..........................................         276,157          225,000
                                                                    -------------    -------------
                                                                    $  45,736,041    $  48,026,137
                                                                    =============    =============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Current portion of long-term debt...........................         151,315          158,058
     Accounts payable ...........................................       1,731,805        1,836,283
     Other current liabilities...................................       1,898,855        1,683,266
                                                                    -------------    -------------
          Total current liabilities .............................       3,781,975        3,677,607
                                                                    -------------    -------------

Long-term debt ..................................................            --             70,412

Minority interest ...............................................         182,000          182,000

Commitments and Contingencies
Stockholders' Equity:
     Preferred stock; $.01 par value, authorized 10,000,000 shares;
     Common stock; $.01 par value, authorized 70,000,000 shares;
          issued and outstanding 49,508,621 and 49,329,121 shares
          at December 31, 2000 and June 30, 2000,  respectively .         495,086          493,291
     Capital contributed in excess of par .......................     154,974,470      153,242,000
     Accumulated deficit ........................................    (113,706,947)    (109,530,489)
     Accumulated other comprehensive income (loss)...............           9,457         (108,684)
                                                                    -------------    -------------
          Total stockholders' equity ............................      41,772,066       44,096,118
                                                                    -------------    -------------
                                                                    $  45,736,041    $  48,026,137
                                                                    =============    =============


          See accompanying notes to consolidated financial statements.

                                  Page 3 of 16


                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
          Consolidated Statements of Operations and Comprehensive Loss
                                   (Unaudited)


                                                              Three Months Ended                          Six Months Ended
                                                                  December 31,                               December 31,
                                                           2000               1999                    2000               1999
                                                     ----------------   ----------------        ----------------   -----------------
Revenues:
     Product sales                                      $    934,194       $    905,434            $  2,172,338        $  2,059,222
     Royalties and license fee                                 1,931              4,133                   3,647               5,571
     Research and development                                161,131            197,690                 301,304             324,482
     Interest and other                                      632,531            104,457               1,288,949             209,481
                                                     ----------------   ----------------        ----------------   -----------------
                                                           1,729,787          1,211,714               3,766,238           2,598,756
                                                     ----------------   ----------------        ----------------   -----------------

Costs and Expenses:
     Cost of goods sold                                      305,718             76,162                 362,810             137,884
     Research and development                              2,591,659          2,036,380               4,805,722           4,091,858
     Sales and marketing                                     747,070            708,089               1,331,020           1,589,304
     General and administrative                              780,708            447,016               1,443,144             952,002
                                                     ----------------   ----------------        ----------------   -----------------
                                                           4,425,155          3,267,647               7,942,696           6,771,048
                                                     ----------------   ----------------        ----------------   -----------------
Net loss                                                  (2,695,368)        (2,055,933)             (4,176,458)         (4,172,292)
                                                     ----------------   ----------------        ----------------   -----------------
Preferred stock dividends                                          -            371,684                       -             496,684
                                                     ----------------   ----------------        ----------------   -----------------
Net loss allocable to common shareholders               $ (2,695,368)      $ (2,427,617)           $ (4,176,458)       $ (4,668,976)
                                                     ================   ================        ================   =================

Comprehensive Loss:
     Net loss                                           $ (2,695,368)      $ (2,055,933)           $ (4,176,458)       $ (4,172,292)
                                                     ----------------   ----------------        ----------------   -----------------
    Other comprehensive income (loss), net of tax:
         Foreign currency translation adjustments             54,291             13,714                  13,687              26,522
         Unrealized gain on securities
           available for sale                                126,092                  -                 104,454                   -
                                                     ----------------   ----------------        ----------------   -----------------
    Other comprehensive income                               180,383             13,714                 118,141              26,522
                                                     ----------------   ----------------        ----------------   -----------------
Comphrensive loss                                       $ (2,514,985)      $ (2,042,219)           $ (4,058,317)       $ (4,145,770)
                                                     ================   ================        ================   =================
Per Share Data (Basic and Diluted):
     Net loss allocable to common shareholders               $ (0.05)           $ (0.06)                $ (0.08)            $ (0.12)
                                                     ================   ================        ================   =================
Weighted average number of common
   shares outstanding                                     49,501,654         41,121,065              49,472,859          39,504,578
                                                     ================   ================        ================   =================




          See accompanying notes to consolidated financial statements.

                                  Page 4 of 16


                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                           Six Months Ended
                                                                             December 31,
                                                                  2000                           1999
                                                            -----------------               ----------------

Cash flows used in operating activities:

      Net loss                                                  $ (4,176,458)                   $(4,172,292)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation                                                   475,543                        489,425
      Provision for allowance for doubtful accounts                    3,000                         12,000
      Amortization of bond premium                                    33,257                              -
      Non-cash expense relating to issuance of warrants              508,991                              -
      Compensation expense on stock options                           66,000                              -
      Changes in operating assets and liabilities                    121,267                        370,916
      Other                                                           13,687                         26,522
                                                            -----------------               ----------------

          Net cash used in operating activities                   (2,954,713)                    (3,273,429)
                                                            -----------------               ----------------

Cash flows from investing activities:

     Purchases of marketable securities                          (32,993,924)                    (7,887,369)
     Proceeds from maturities of marketable securities            27,885,721                     11,674,424
     Additions to property and equipment                            (203,367)                       (64,374)
                                                            -----------------               ----------------

          Net cash provided by (used in) investing activities     (5,311,570)                     3,722,681
                                                            -----------------               ----------------

Cash flows from financing activities:


     Issuance of common stock, net                                         -                      7,216,739
     Purchase of preferred stock, net                                      -                     (5,950,000)
     Preferred stock dividends paid                                        -                       (535,500)
     Exercise of stock options                                     1,159,275                        313,000
     Payments of debt                                                (77,155)                       (70,175)
                                                            -----------------               ----------------

          Net cash provided by financing activities                1,082,120                        974,064
                                                            -----------------               ----------------

Increase (decrease) in cash and cash equivalents                  (7,184,163)                     1,423,316

Cash and cash equivalents at beginning of period                  11,114,079                      3,469,261
                                                            -----------------               ----------------

Cash and cash equivalents at end of period                       $ 3,929,916                    $ 4,892,577
                                                            =================               ================



          See accompanying notes to consolidated financial statements.

                                  Page 5 of 16

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)      Business Overview and Basis of Presentation

          The accompanying unaudited consolidated financial statements of Immunomedics, Inc. (the "Company"), which incorporate the Company's majority owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date. Operating results for the six-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001 or any other period.

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

          For further information, refer to the annual financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

(2)       Cash Equivalents and Marketable Securities

          The Company considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents. Included in other current assets at December 31, 2000 and June 30, 2000 is accrued interest earned on cash equivalents and marketable securities of $466,200 and $423,300, respectively.

(3)       Income Taxes

          The Company has never made payments of Federal or State income taxes and to date has not generated book income; therefore, no income taxes have been reflected for the six-month period ended December 31, 2000.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

 (4)      Net Loss Per Share

          Basic and diluted net loss allocable to common shareholders is based on the net loss for the relevant period, adjusted for Preferred Stock dividends, divided by the weighted average number of shares issued and outstanding during the period. Preferred Stock dividends for the three and six-month periods ended December 31, 1999 is $371,684 and $496,684, respectively. For the six-month period ended December 31, 1999, Preferred Stock dividends consisted of $199,184, related to a 4% per annum stated value increase in security and $297,500 premium paid in December 1999 in connection with the redemption of Series F Preferred Stock. The 4% per annum stated value increase in security recorded for the three-month period ended December 31, 1999 was $125,000. No Preferred Stock dividends have been incurred since the redemption of the Series F Preferred Stock in December 1999. For purposes of the diluted net loss per share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the periods ended December 31, 2000 and 1999. The Company has certain securities outstanding at December 31, 2000 that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

(5)       Comprehensive Income

          Comprehensive income consists of net income (loss) and net unrealized gains (losses) on securities available for sale and certain foreign exchange changes and is presented in the unaudited consolidated statements of operations and comprehensive loss.

(6)       Recently Issued Accounting Standards

          In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin or SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. This SAB, as amended, must be adopted no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is in the process of evaluating this SAB and the effect it will have on its consolidated financial statements and current revenue recognition policy.

(7)       Inventory

          Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. At December 31, 2000, the inventory balance consisted of $217,528 of raw materials and $562,581 of finished goods. At June 30, 2000, the inventory balance consisted of $373,234 of raw materials and $663,666 of finished goods.

                      IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(8)       Stockholders' Equity

          At the Company's Annual Meeting of Stockholders on December 6,2000, the stockholders of the Company approved an amendment to the 1992 Stock Option Plan to authorize an additional five million shares of Common Stock.

          On December 16, 1999, the Company issued a warrant covering 75,000 shares of its common stock at an exercise price of $6.50 per share to induce a financial advisor to enter into a financial advisory agreement with the Company. The Company recognized a final proportionate share of the general and administrative expense associated with these warrants of approximately $276,000 and $509,000 for the three and six-month periods ended December 31, 2000, respectively, based on the estimated value of the warrants as of the vesting date of December 16, 2000.

(9)       Debt

          On October 28, 1998, the Company entered into an Equipment Financing Agreement with the New England Capital Corporation, pursuant to which the Company has received $450,000, at the interest rate of 9.52% per annum, to be repaid over a 36-month period. The proceeds of such financing were used to exercise the early purchase options for equipment previously leased through a master lease agreement. The financing is secured by various equipment and an irrevocable letter of credit in the amount of $225,000. The letter of credit is collateralized by a cash deposit of an equivalent amount which is included in "Other long- term assets" on the accompanying consolidated balance sheet. At December 31, 2000, the Company's indebtedness under this agreement was $151,314 due in equal installments over the next 10 months. The Company paid $4,222 and $7,755 for the three-month periods and $9,360 and $16,342 for the six-month periods ended December 31, 2000 and 1999, respectively, in interest under this agreement.

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

          The following tables present financial information based on the geographic location of the facilities of Immunomedics, Inc. as of and for the three and six-month periods ended December 31, 2000 and 1999:


         Three Months Ended
                                December 31, 2000

                                         United States                      Europe                 Total
                                         -------------                    ---------           -----------
         Revenues                         $ 1,191,355                      $538,432            $1,729,787
         Net income (loss)                 (2,751,219)                       55,851            (2,695,368)


                                December 31, 1999

                                         United States                      Europe                  Total
                                         -------------                    ---------             -----------
         Revenues                         $   691,834                      $519,880             $1,211,714
         Net income (loss)                 (2,131,593)                       75,660             (2,055,933)


                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

         Six Months Ended
                                December 31, 2000

                                        United States                       Europe                 Total
                                        -------------                     ---------             -----------
         Revenues                        $ 2,442,977                       $1,323,261            $3,766,238
         Net income (loss)                (4,669,239)                         492,781            (4,176,458)

                                December 31, 1999

                                        United States                       Europe                 Total
                                        -------------                      --------              -----------
         Revenues                         $1,399,375                       $1,199,381             $2,598,756
         Net income (loss)                (4,414,282)                         241,990             (4,172,292)



 (11)     Development and License Agreement with Amgen

          On December 17, 2000, the Company signed a Development and License Agreement with Amgen Inc. The Agreement provides Amgen with the exclusive rights to clinical development and commercialization of the Company's naked CD22 antibody product, epratuzumab, for the treatment of non-Hodgkin's lymphoma in the territories of North America and Australia. Pursuant to the Agreement, the Company was entitled to and received an up-front payment of $18 million from Amgen on the closing date of February 1, 2001. The Company is currently assessing the proper accounting treatment of the up-front payment in accordance with the Staff Accounting Bulletin No. 101, Revenue Recognition.

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

Since its inception, the Company has been engaged primarily in the research and development and, more recently, the commercialization of proprietary products relating to the detection, diagnosis and treatment of cancer and infectious diseases. The Company has incurred significant operating losses since its formation in 1982 and through the quarter ended December 31, 2000, had not earned a profit since its inception. These operating losses and failure to be profitable have been due mainly to the significant amount of money that the Company has spent on research and development. As of December 31, 2000, the Company had an accumulated deficit of approximately $113,707,000. The Company expects to continue to experience operating losses, exclusive of any license fees, until such time, if at all, that it is able to generate sufficient revenues from sales of CEA-Scan(R), LeukoScan(R) and its other potential products.

On June 28, 1996, the U.S. Food and Drug Administration ("FDA") licensed CEA-Scan for use with other standard diagnostic modalities for the detection of recurrent and/or metastatic colorectal cancer. On October 4, 1996, the European Commission granted marketing authorization for use of this product in the 15 countries comprising the European Union for the same indication. On September 16, 1997, the Company received a notice of compliance from the Health Protection Branch ("HPB") permitting it to market CEA-Scan in Canada [for colorectal cancer for recurrent and metastatic colorectal cancer.

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

On December 17, 2000, the Company signed a Development and License Agreement with Amgen Inc. The Agreement provides Amgen with the exclusive rights to clinical development and commercialization of the Company's naked CD22 antibody product, epratuzumab, for the treatment of non-Hodgkin's lymphoma in the territories of North America and Australia. Pursuant to the Agreement, the Company received an up-front payment of $18 million from Amgen on February 1, 2001. Also, pursuant to the Agreement, the Company could potentially receive clinical milestone payments totaling $65 million. In addition, the Agreement provides for royalties on net sales and for one-time sales milestone payments ranging from $50 to $225 million if and when annual net sales reach $500 million to $1 billion. Additional compensation would be payable to the Company for each second generation product developed by Amgen. No assurances can be given as to whether any applicable milestones will be met or with respect to the aggregate amount that will be paid to the Company under this Agreement.

CEA-Scan and LeukoScan are the only products which the Company is currently licensed to market and sell. To date, the Company has received only limited revenues from the sale of these products. There can be no assurance that these products will achieve market acceptance or generate significant sales. Unless the Company receives substantial revenues from these products, future revenues will be dependent in large part upon its receiving payments from corporate partners under licensing and research agreements (such as the Amgen development and license agreement) or from government grants. However, there can be no assurance that the Company will receive such payments (beyond the payment made to date under the Amgen agreement) in a timely manner, or at all.

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

Results of Operations

Revenues for the six-month period ended December 31, 2000 were $3,766,000 as compared to $2,599,000 for the same period in 1999, representing an increase of $1,167,000 relating principally to increased interest income. Product sales for the six-month period ended December 31, 2000 increased by $113,000 as compared to the same period of 1999. Research and development revenue for the six-month period ended December 31, 2000 decreased by $23,000 as compared to same period of 1999, primarily due to lower grant revenue. Interest and other income for the six-month period ended December 31, 2000 increased by $1,079,000, as compared to the same period of 1999, primarily due to more cash available for investments as a result of infusions of private equity capital during the second and third quarters of fiscal 2000.

Revenues for the three-month period ended December 31, 2000 were $1,730,000 as compared to $1,212,000 for the same period in 1999, representing an increase of $518,000 relating principally to increased interest income. Product sales for the three-month period ended December 31, 2000 increased by $29,000 as compared to the same period of 1999. Research and development revenue for the three-month period ended December 31, 2000 decreased by $37,000 as compared to same period of 1999, due to lower grant revenue. Interest and other income for the three-month period ended December 31, 2000 increased by $528,000, as compared to the same period of 1999, primarily due to more cash available for investments as a result of infusions of private equity capital during the second and third quarters of fiscal 2000.

Total operating expenses for the six-month period ended December 31, 2000 were $7,943,000 as compared to $6,771,000 for the same period in 1999, representing an increase of $1,172,000. Research and development costs for the six-month period ended December 31, 2000 increased by $714,000 as compared to the same period in 1999, primarily due to increased patient enrollment in clinical trials for therapeutic products and manufacturing expenses, including lab supplies, associated with producing such products. Sales and marketing expenses for the six-month period ended December 31, 2000, decreased by $258,000 primarily due to the Company-wide reorganization/restructuring. Cost of goods sold for the six-month period ended December 31, 2000 increased by $225,000 as compared to the same period in 1999, primarily due to reserves recorded for previously capitalized inventory due to approaching expiration dates. General and administrative costs for the six-month period ended December 31, 2000 increased by $491,000 as compared to the same period of 1999, primarily due to the recognition of an expense of $509,000 associated with warrants issued to a financial advisor in December 1999 (see Note 8 to Unaudited Consolidated Financial Statements), partially offset by a reduction of other administrative expenses.

Total operating expenses for the three-month period ended December 31, 2000 were $4,425,000 as compared to $3,268,000 for the same period in 1999, representing an increase of $1,157,000. Research and development costs for the three-month period ended December 31, 2000 increased by $555,000 as compared to the same period in 1999, primarily due to increased patient enrollment in clinical trials for therapeutic products and manufacturing expenses, including lab supplies, associated with producing such products. Cost of goods sold for the three-month period ended December 31, 2000 increased by $230,000 as compared to the same period in 1999, primarily due to reserves recorded for previously capitalized inventory due to approaching expirations dates. Sales and marketing expenses for the three-month period ended December 31, 2000 increased by $39,000. General and administrative costs for the three-month period ended December 31, 2000 increased by $334,000 as compared to the same period of 1999, primarily due to the recognition of an expense of $276,000 associated with warrants issued to a financial advisor in December 1999 (see Note 8 to Unaudited Consolidated Financial Statements).

Net loss allocable to common shareholders for the six-month period ended December 31, 2000 was $4,176,000, or $0.08 per share, as compared to $4,669,000, or $0.12 per share, for the same period in 1999. The lower net loss allocable to common shareholders of $493,000 in 2000 as compared to 1999 primarily due to the Company not incurring any preferred stock dividends during the six-month period ended December 31, 2000. In addition, the net loss per share allocable to common shareholders for the six-month period ended December 31, 2000 was positively impacted by the higher weighted average number of common shares outstanding for this period, as compared to the same period in 1999. The increase in the weighted average number of shares outstanding was primarily due to the conversion in late 1999 of the Company's Series F Preferred Stock and the issuance of Common Stock pursuant to the Company's equity financings during fiscal year 2000.

Net loss allocable to common shareholders for the three-month period ended December 31, 2000 was $2,695,000, or $0.05 per share, as compared to $2,428,000, or $0.06 per share, for the same period in 1999. The higher net loss allocable to common shareholders in 2000 as compared to 1999 primarily resulted from higher expenses partially offset by increased interest income and no preferred stock dividends. The net loss per share allocable to common shareholders for the three-month period ended December 31, 2000 was positively impacted by the higher weighted average number of shares outstanding for this period, as compared to the same period in 1999. The increase in the weighted average number of shares outstanding was primarily due to the 1999 conversion of the Company's Series F Preferred Stock and the issuance of Common Stock pursuant to the Company's equity financings during fiscal year 2000.

Liquidity and Capital Resources

At December 31, 2000, the Company had working capital of $37,979,000, which represents a decrease of $2,173,000 from June 30, 2000. The decrease in working capital resulted primarily from the funding of operating expenses.

The Company's liquid asset position, measured by its cash, cash equivalents and marketable securities, was $38,861,000 at December 31, 2000, representing a decrease of $2,005,000 from June 30, 2000. This decrease was primarily attributable to the funding of operating expenses as discussed above. It is anticipated that working capital and cash, cash equivalents and marketable securities will increase during the remainder of fiscal year 2001 as a result of the Amgen licensing agreement (see Note 10 to Unaudited Consolidated Financial Statements), pursuant to which the Company received $18 million on February 1, 2001, and the projected revenues from product sales in the U.S. and Europe, offset by planned operating expenses and capital expenditures. However, there can be no assurance as to the amount of revenues, if any, these products will provide.

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

Through December 31, 2000, the Company has not generated positive cash flow from operations. The Company believes that its existing working capital should be sufficient to meet its capital and liquidity requirements for the foreseeable future. This expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from the Company's expectation as a result of a number of risks and uncertainties, including the risks described in Exhibit 99 annexed hereto. The Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these are the success of its product commercialization and selling products, the technological advantages and pricing of the Company's products, the impact of the regulatory requirements applicable to the Company and access to capital markets that can provide the Company with the resources when necessary to fund its strategic priorities. Unless there is a significant increase in product revenues, the Company may require additional financial resources after it utilizes its current liquid assets in order for it to continue its projected levels of research and development and clinical trials of its proposed products and regulatory filings for new indications of existing products. There can be no assurance that any additional financing will be available to the Company at all or on terms it finds acceptable or that the terms of such financing will not cause substantial dilution to existing stockholders.

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

Recently Issued Accounting Standards

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin or SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. This SAB, as amended, must be adopted no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is in the process of evaluating this SAB and the effect it will have on its consolidated financial statements and current revenue recognition policy.


Item 3.           Quantitative and Qualitative Disclosures About Market Risks

See Item 7A of the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of stockholders was held on December 6, 2000. At that meeting, David M. Goldenberg, Morton Coleman, Marvin E. Jaffe and Richard
R. Pivirotto were elected as directors. The stockholders ratified the selection of KPMG LLP as the Company's independent auditors for the fiscal year ending June 30, 2001 and amended the 1992 Stock Option Plan to authorize an additional five million shares of Common Stock.

The following number of shares were voted with respect to the matters considered at the annual meeting:


                                                                                                       BROKER
                                   FOR                  AGAINST               ABSTENTION              NON-VOTE
                               ----------              ---------              ----------              --------
Election of directors:

David M. Goldenberg            40,258,077              2,461,524                   0                      0

Morton Coleman                 42,269,582                450,019                   0                      0

Marvin E. Jaffe                42,267,358                452,243                   0                      0

Richard  R. Pivirotto          42,257,558                462,043                   0                      0

Selection of auditors          41,075,217                119,891                 25,108                   0

1992 Stock Option Plan
amendment                      18,607,325              5,731,778                174,159                   0



Item   6.         Exhibits and Reports on Form 8-K

(a)      Exhibits

                           10       1992 Stock Option Plan, as Amended

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


                                                 IMMUNOMEDICS, INC.
                                                 ------------------
                                                    (Registrant)




DATE: February 13, 2001                  /s/ David M. Goldenberg
                                        -------------------------------

                                          David M. Goldenberg
                                          Chairman and
                                          Chief Executive Officer
                                          (Principal Executive Officer)









DATE: February 13, 2001                 /s/ Shailesh R. Asher
                                        --------------------------

                                         Shailesh R. Asher
                                         Controller and Acting Chief
                                         Financial Officer
                                         (Principal Financial and
                                          Accounting Officer)