Form 10-Q
period 2001-03-31
IMMUNOMEDICS INC
filed 2001-05-15
CIK 722830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended March 31, 2001 OR

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

As of May 14, 2001, there were 49,525,371 shares of the registrant's common stock outstanding.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                    Page No.

PART I - FINANCIAL INFORMATION

Item 1.             Consolidated Financial Statements (Unaudited):

                  Consolidated Balance Sheets -                        3
                  March 31, 2001 and June 30, 2000

                  Consolidated Statements of Operations                4
                  and Comprehensive Income (Loss)-
                  three and nine months ended March 31, 2001 and 2000

                  Condensed Consolidated Statements of Cash Flows -    5
                  nine months ended March 31, 2001 and 2000

                  Notes to Consolidated Financial Statements -         6
                  March 31, 2001

Item 2.  Management's Discussion and Analysis of                       11
                  Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risks   15


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              16


SIGNATURES                                                             17
----------

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                   March 31,        June 30,
                                                                                     2001             2000
                                                                                -------------    -------------

                                 ASSETS

 Current Assets:

     Cash and cash equivalents ..............................................   $  14,558,407    $  11,114,079
     Marketable securities ..................................................      41,031,114       29,751,987
     Accounts receivable, net of allowance for
       doubtful accounts of $67,898 and $63,398 at
       March 31, 2001 and June 30, 2000,  respectively ......................         622,168          603,398
     Inventory ..............................................................       1,303,106        1,036,900
     Other current assets ...................................................       1,109,730        1,324,093
                                                                                -------------    -------------
          Total current assets ..............................................      58,624,525       43,830,457

 Property and equipment, net of accumulated
       depreciation of $8,471,608 and $7,760,638 at
       March 31, 2001 and June 30, 2000,  respectively ......................       3,528,168        3,970,680

 Other long-term assets ......................................................        276,157          225,000
                                                                                -------------    -------------
                                                                                $  62,428,850    $  48,026,137
                                                                                =============    =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Current portion of long-term debt ......................................   $     111,343    $     158,058
     Accounts payable .......................................................       1,900,350        1,836,283
     Deferred revenue .......................................................       9,000,000             --
     Other current liabilities ..............................................       1,828,342        1,683,266
                                                                                -------------    -------------
          Total current liabilities .........................................      12,840,035        3,677,607
                                                                                -------------    -------------

 Long-term debt ..............................................................           --             70,412

 Deferred revenue ............................................................      7,500,000             --

 Minority interest ...........................................................        182,000          182,000


 Commitments and Contingencies
 Stockholders' Equity:
     Preferred stock; $.01 par value, authorized 10,000,000 shares; .........            --               --
     Common stock; $.01 par value, authorized 70,000,000 shares;
          issued and outstanding 49,525,371 and 49,329,121 shares
          at March 31, 2001 and June 30, 2000,  respectively ................         495,254          493,291
     Capital contributed in excess of par ...................................     155,062,655      153,242,000
     Accumulated deficit ....................................................    (113,743,073)    (109,530,489)
     Accumulated other comprehensive income (loss) ..........................          91,979         (108,684)
                                                                                -------------    -------------
          Total stockholders' equity ........................................      41,906,815       44,096,118
                                                                                -------------    -------------
                                                                                $  62,428,850    $  48,026,137
                                                                                =============    =============

            See accompanying notes to consolidated financial statements

                                  Page 3 of 17

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
       Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)


                                                             Three Months Ended                          Nine Months Ended
                                                                  March 31,                                  March 31,
                                                          2001               2000                    2001               2000

                                                    ----------------   ----------------        ----------------   -----------------
Revenues:
     Product sales                                      $   753,121       $  1,225,557            $  2,925,459        $  3,284,779
     Royalties and license fee                            1,503,160              5,523               1,506,807              11,094
     Research and development                               134,393            181,853                 435,697             506,335
     Interest and other                                     783,709            346,180               2,072,658             555,661
                                                    ----------------   ----------------        ----------------   -----------------
                                                          3,174,383          1,759,113               6,940,621           4,357,869
                                                    ----------------   ----------------        ----------------   -----------------

Costs and Expenses:
     Cost of goods sold                                      56,603             57,332                 419,413             195,216
     Research and development                             2,536,522          2,670,957               7,342,244           6,762,815
     Sales and marketing                                    598,528            753,911               1,929,548           2,343,215
     General and administrative                             822,171          1,032,553               2,265,315           1,984,555
                                                    ----------------   ----------------        ----------------   -----------------
                                                          4,013,824          4,514,753              11,956,520          11,285,801
                                                    ----------------   ----------------        ----------------   -----------------
Net loss before income tax benefit                         (839,441)        (2,755,640)             (5,015,899)         (6,927,932)

Income tax benefit                                          803,315                  -                 803,315                   -
                                                    ----------------   ----------------        ----------------   -----------------
Net loss                                                    (36,126)        (2,755,640)             (4,212,584)         (6,927,932)

Preferred stock dividends                                         -                  -                       -             496,684
                                                    ----------------   ----------------        ----------------   -----------------
Net loss allocable to common shareholders                   (36,126)        (2,755,640)             (4,212,584)         (7,424,616)
                                                    ================   ================        ================   =================

Comprehensive Income (Loss):
     Net loss                                               (36,126)        (2,755,640)             (4,212,584)         (6,927,932)
                                                    ----------------   ----------------        ----------------   -----------------
    Other comprehensive income (loss), net of tax:

         Foreign currency translation adjustments           (39,612)          (133,074)                (25,925)            (98,424)
         Unrealized gain (loss) on securities
           available for sale                               122,134            (25,438)                226,588             (25,438)
                                                    ----------------   ----------------        ----------------   -----------------
    Other comprehensive income (loss)                        82,522           (158,512)                200,663            (123,862)
                                                    ----------------   ----------------        ----------------   -----------------
Comprehensive income (loss)                             $    46,396       $ (2,914,152)           $ (4,011,921)       $ (7,051,794)
                                                    ================   ================        ================   =================
Per Share Data (Basic and Diluted):
     Net loss allocable to common shareholders              $ (0.00)           $ (0.06)                $ (0.09)            $ (0.18)
                                                    ================   ================        ================   =================
Weighted average number of common
   shares outstanding                                    49,521,082         47,811,205              49,488,699          42,219,357
                                                    ================   ================        ================   =================


           See accompanying notes to consolidated financial statements.

                                  Page 4 of 17

                     IMMUNOMEDICS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                          Nine Months Ended
                                                                              March 31,
                                                                    2001                       2000
                                                            ------------------         ----------------

Cash flows from operating activities:

      Net loss                                                   $ (4,212,584)             $(6,927,932)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

      Depreciation                                                    710,970                  734,379
      Provision for allowance for doubtful accounts                     4,500                   18,000
      Amortization of bond premium                                     74,065                        -
      Non-cash expense relating to issuance of warrants               508,991                  517,374
      Compensation expense on stock options                            88,700                        -
      Deferred revenue                                             16,500,000                        -
      Changes in operating assets and liabilities                      82,873                 (174,360)
      Other                                                           (25,925)                (131,990)
                                                            ------------------         ----------------

          Net cash provided by (used in) operating activities      13,731,590               (5,964,529)
                                                            ------------------         ----------------

Cash flows from investing activities:

     Purchases of marketable securities                           (45,133,471)             (32,269,131)
     Proceeds from maturities of marketable securities             34,006,867               12,856,504
     Additions to property and equipment                             (268,458)                 (91,456)
                                                            ------------------         ----------------

          Net cash used in investing activities                   (11,395,062)             (19,504,083)
                                                            ------------------         ----------------

Cash flows from financing activities:

     Issuance of common stock, net                                          -               42,659,739
     Purchase of preferred stock, net                                       -               (5,950,000)
     Preferred stock dividends paid                                         -                 (535,500)
     Exercise of stock options                                      1,224,927                3,421,020
     Payments of debt                                                (117,127)                (106,529)
                                                            ------------------         ----------------

          Net cash provided by financing activities                 1,107,800               39,488,730
                                                            ------------------         ----------------

Increase in cash and cash equivalents                               3,444,328               14,020,118

Cash and cash equivalents at beginning of period                   11,114,079                3,469,261
                                                            ------------------         ----------------

Cash and cash equivalents at end of period                       $ 14,558,407             $ 17,489,379
                                                            ==================         ================



            See accompanying notes to consolidated financial statements.

                                  Page 5 of 17

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  Business Overview and Basis of Presentation

     The accompanying unaudited consolidated financial statements of Immunomedics, Inc. (the "Company"), which incorporate the Company's majority owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date. Operating results for the nine-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001 or any other period.

     The Company has not yet achieved profitable operations and there is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company's future operations are dependent on, among other things, the success of the Company's commercialization efforts and market acceptance of the Company's products.

     Since its inception in 1982, the Company's source of funds has been primarily dependent on private and public offerings of equity securities, revenues from research and development alliances, product sales and a license and development agreement. The Company believes that its existing working capital should be sufficient to meet its capital and liquidity requirements for the foreseeable future.

     For further information, refer to the annual financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

(2)  Cash Equivalents and Marketable Securities

     The Company considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents. Included in other current assets at March 31, 2001 and June 30, 2000 is accrued interest earned on cash equivalents and marketable securities of $542,900 and $423,300, respectively.

(3)  Income Taxes

     The Company has never made payments of Federal or State income taxes and to date has not generated book income; therefore, no income taxes have been reflected for the nine-month period ended March 31, 2001. During the third quarter 2001, the Company recorded a tax benefit of $803,315 as a result of its sale of approximately $10,106,000 of New Jersey state net operating losses.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


 (4) Net Loss Per Share

     Basic and diluted net loss allocable to common shareholders is based on the net loss for the relevant period, adjusted in the fiscal year ended June 30, 2000 for Preferred Stock dividends, divided by the weighted average number of shares issued and outstanding during the period. Preferred Stock dividends for the three and nine-month periods ended March 31, 2000 is $0 and $496,684, respectively. For the nine-month period ended March 31, 2000, Preferred Stock dividends consisted of $199,184 related to a 4% per annum stated value increase in security and a $297,500 premium paid in December 1999 in connection with the redemption of Series F Preferred Stock. No Preferred Stock dividends have been incurred since the redemption of the Series F Preferred Stock in December 1999. For purposes of the diluted net loss per share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the periods ended March 31, 2001 and 2000. The Company has certain securities outstanding at March 31, 2001 that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

(5)  Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on securities available for sale and certain foreign exchange changes and is presented in the unaudited consolidated statements of operations and comprehensive income (loss).

(6)  Recently Issued Accounting Standards

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued and, as amended, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments including certain derivative instruments embedded in other contracts and requires derivative instruments to be recognized as assets and liabilities and to be recorded at fair value. The Company is currently not a party to any derivative instruments. Any future transactions involving derivative instruments will be evaluated based on SFAS No. 133.

 (7) Inventory

     Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. At March 31, 2001, the inventory balance consisted of $217,528 of raw materials and $1,085,578 of finished goods. At June 30, 2000, the inventory balance consisted of $373,234 of raw materials and $663,666 of finished goods.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(8)  Stockholders' Equity

     At the Company's Annual Meeting of Stockholders on December 6, 2000, the stockholders of the Company approved an amendment to the 1992 Stock Option Plan to authorize an additional five million shares of Common Stock.

     On December 16, 1999, the Company issued a warrant covering 75,000 shares of its common stock at an exercise price of $6.50 per share to induce a financial advisor to enter into a financial advisory agreement with the Company. The Company recognized a final proportionate share of the general and administrative expense associated with these warrants of approximately $509,000 for the nine-month period ended March 31, 2001, based on the estimated value of the warrants as of the vesting date of December 16, 2000.

(9)  Debt

     On October 28, 1998, the Company entered into an Equipment Financing Agreement with the New England Capital Corporation, pursuant to which the Company has received $450,000, at the interest rate of 9.52% per annum, to be repaid over a 36-month period. The proceeds of such financing were used to exercise the early purchase options for equipment previously leased through a master lease agreement. The financing is secured by various equipment and an irrevocable letter of credit in the amount of $225,000. The letter of credit is collateralized by a cash deposit of an equivalent amount which is included in "Other long- term assets" on the accompanying consolidated balance sheet. At March 31, 2001, the Company's indebtedness under this agreement was $111,343 due in equal installments over the next 8 months. The Company paid $3,286 and $6,903 for the three-month periods and $12,646 and $23,245 for the nine-month periods ended March 31, 2001 and 2000, respectively, in interest under this agreement.

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

     The following tables present financial information based on the geographic location of the facilities of Immunomedics, Inc. as of and for the three and nine-month periods ended March 31, 2001 and 2000:

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


         Three Months Ended
                                 March 31, 2001

                                         United States                    Europe                     Total
                                         -------------                    ------                 ----------
         Revenues                         $2,612,309                     $562,074                $3,174,383
         Net income (loss)                  (283,876)                     247,750                   (36,126)

                                 March 31, 2000

                                         United States                    Europe                     Total
                                         -------------                    ------                 ----------
         Revenues                         $1,086,138                     $672,975                $1,759,113
         Net income (loss)                (2,936,717)                     181,077                (2,755,640)



         Nine Months Ended
                                 March 31, 2001

                                         United States                    Europe                     Total
                                         -------------                    ------                 ----------
         Revenues                         $5,055,286                   $1,885,335                $6,940,621
         Net income (loss)                (4,953,115)                     740,531                (4,212,584)

                                 March 31, 2000

                                         United States                  Europe                       Total
                                         -------------                  ------                   ----------
         Revenues                         $2,485,513                   $1,872,356                $4,357,869
         Net income (loss)                (7,350,999)                     423,067                (6,927,932)


(11) Development and License Agreement with Amgen

     On December 17, 2000, the Company signed a Development and License Agreement with Amgen Inc. The Agreement provides Amgen with the exclusive rights to clinical development and commercialization of the Company's naked CD22 antibody product, epratuzumab, for the treatment of non-Hodgkin's lymphoma in the territories of North America and Australia. Pursuant to the Agreement, the Company received an up-front payment of $18 million from Amgen on the closing date of February 1, 2001 and could potentially receive clinical milestones and future royalties. The up-front payment of $18 million is being recognized as revenue of $750,000 per month over a period of 24 months, beginning February 2001, which is management's best estimate of the period of time required for the parties to fulfill their obligations under the Development and License Agreement related to the manufacture of epratuzumab. Accordingly, the Company recognized $1,500,000 as royalties and license fee revenue for the current quarter. The remaining balance of $16,500,000 is recorded as "Deferred revenue", of which $9,000,000

                           IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



     is part of current liabilities and $7,500,000 is in the long-term liability section of the accompanying consolidated balance sheet at March 31, 2001.

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

Since its inception, the Company has been engaged primarily in the research and development and, more recently, the commercialization of proprietary products relating to the detection, diagnosis and treatment of cancer and infectious diseases. The Company has incurred significant operating losses since its formation in 1982 and through the quarter ended March 31, 2001, had not earned a profit since its inception. These operating losses and failure to be profitable have been due mainly to the significant amount of money that the Company has spent on research and development. As of March 31, 2001, the Company had an accumulated deficit of approximately $113,743,000. The Company expects to continue to experience operating losses, exclusive of any license fees, until such time, if at all, that it is able to generate sufficient revenues from sales of CEA-Scan(R), LeukoScan(R) and its other potential products.

On June 28, 1996, the U.S. Food and Drug Administration ("FDA") licensed CEA-Scan for use with other standard diagnostic modalities for the detection of recurrent and/or metastatic colorectal cancer. On October 4, 1996, the European Commission granted marketing authorization for use of this product in the 15 countries comprising the European Union for the same indication. On September 16, 1997, the Company received a notice of compliance from the Health Protection Branch ("HPB") permitting it to market CEA-Scan in Canada for colorectal cancer for recurrent and metastatic colorectal cancer.

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

Results of Operations

Revenues for the nine-month period ended March 31, 2001 were $6,941,000 as compared to $4,358,000 for the same period in 2000, representing an increase of $2,583,000. Product sales for the nine-month period ended March 31, 2001 decreased by $360,000 as compared to the same period of 2000, principally reflecting the Company's focus towards the development of therapeutic products. Royalties and license fee revenue for the nine-month period ended March 31, 2001 increased by $1,496,000 as compared to the same period of 2000, primarily due to recognition of a portion of the up-front payment received in conjunction with the development and license agreement with Amgen in the amount of $1.5 million. Research and development revenue for the nine-month period ended March 31, 2001 decreased by $71,000 as compared to same period of 2000, primarily due to lower grant revenue. Interest and other income for the nine-month period ended March 31, 2001 increased by $1,517,000, as compared to the same period of 2000, primarily due to more cash available for investments as a result of infusions of private equity capital during fiscal 2000 and the up-front payment of $18 million from Amgen in February 2001.

Revenues for the three-month period ended March 31, 2001 were $3,174,000 as compared to $1,759,000 for the same period in 2000, representing an increase of $1,415,000. Product sales for the three-month period ended March 31, 2001 decreased by $472,000 as compared to the same period of 2000, principally reflecting the Company's focus towards the development of therapeutic products. Royalties and license fee revenue for the three-month period ended March 31, 2001 increased by $1,498,000 as compared to the same period of 2000, primarily due to recognition of a portion of the up-front payment received in conjunction with the development and license agreement with Amgen in the amount of $1.5 million. Research and development revenue for the three-month period ended March 31, 2001 decreased by $47,000 as compared to same period of 2000, primarily due to lower grant revenue. Interest and other income for the three-month period ended March 31, 2001 increased by $438,000, as compared to the same period of 2000, primarily due to more cash available for investments as a result of infusions of private equity capital during fiscal 2000 and the up-front payment of $18 million from Amgen in February 2001.

Total operating expenses for the nine-month period ended March 31, 2001 were $11,957,000 as compared to $11,286,000 for the same period in 2000, representing an increase of $671,000. Research and development costs for the nine-month period ended March 31, 2001 increased by $579,000 as compared to the same period in 2000, primarily due to increased research and development and manufacturing expenses, including lab supplies, associated with producing therapeutic products to be used in clinical trials. Sales and marketing expenses for the nine-month period ended March 31, 2001, decreased by $414,000 primarily due to the Company-wide reorganization/restructuring. Cost of goods sold for the nine-month period ended March 31, 2001 increased by $224,000 as compared to the same period in 2000, primarily due to reserves recorded for previously capitalized inventory due to approaching expiration dates. General and administrative costs for the nine-month period ended March 31, 2001 increased by $281,000 as compared to the same period of 2000, primarily due to the recognition of an expense of $360,000 as a fee, for a financial advisor, associated with the Company's entering into the Licensing and Development Agreement with Amgen (see Note 11 to Unaudited Consolidated Financial Statements), partially offset by a decrease of other administrative expenses.

Total operating expenses for the three-month period ended March 31, 2001 were $4,014,000 as compared to $4,515,000 for the same period in 2000, representing an increase of $501,000. Research and development costs for the three-month period ended March 31, 2001 decreased by $134,000 as compared to the same period in 2000, primarily due to the capitalization of finished goods inventory partially offset by increased manufacturing expenses, including supplies, associated with producing such products. Cost of goods sold for the three-month period ended March 31, 2001 were essentially unchanged as compared to the same period in 2000. Sales and marketing expenses for the three-month period ended March 31, 2001 decreased by $155,000 as compared to the same period in 2000, primarily due to reduced expenses in Europe. General and administrative costs for the three-month period ended March 31, 2001 decreased by $210,000 as compared to the same period of 2000, primarily due to the recognition of an expense of $517,000 for the three-month period ended March 31, 2000, associated with warrants issued to a financial advisor in December 1999 (see Note 8 to Unaudited Consolidated Financial Statements) as compared to an expense of $360,000 for the three-month period ended March 31, 2001, as a fee for a financial advisor, associated with the Company's entering into the Licensing and Development Agreement with Amgen (see Note 11 to Unaudited Consolidated Financial Statements).

Net loss allocable to common shareholders for the nine-month period ended March 31, 2001 was $4,213,000, or $0.09 per share, as compared to $7,425,000, or $0.18 per share, for the same period in 2000. The $3,212,000 decrease in the net loss allocable to common shareholders in 2001 as compared to 2000 was primarily due to the Company's increased revenues principally from interest on investments and the recognized portion of the Amgen fee, the income tax benefit of $803,315 related to the sale of approximately $10,106,000 of New Jersey state net operating losses and the Company's not incurring any preferred stock dividends during the nine-month period ended March 31, 2001, partially offset by higher operating expenses. In addition, the net loss per share allocable to common shareholders for the nine-month period ended March 31, 2001 was positively impacted by the higher weighted average number of common shares outstanding for this period, as compared to the same period in 2000. The increase in the weighted average number of shares outstanding was primarily due to the conversion in late calendar year 2000 of the Company's Series F Preferred Stock and the issuance of Common Stock pursuant to the Company's equity financings during fiscal year 2000.

Net loss allocable to common shareholders for the three-month period ended March 31, 2001 was $36,000, or $0.00 per share, as compared to $2,756,000, or $0.06 per share, for the same period in 2000. The 2,720,000 decrease in the net loss allocable to common shareholders in 2001 as compared to 2000 was primarily due to the Company's increased revenues, decreased expenses and the income tax benefit of $803,315 related to the sale of approximately $10,106,000 of New Jersey state net operating losses. The net loss per share allocable to common shareholders for the three-month period ended March 31, 2001 was positively impacted by the higher weighted average number of shares outstanding for this period, as compared to the same period in 2000. The increase in the weighted average number of shares outstanding was primarily due to the issuance of Common Stock pursuant to the Company's equity financings during fiscal year 2000.

Liquidity and Capital Resources

At March 31, 2001, the Company had working capital of $45,784,000, which represents an increase of $5,632,000 from June 30, 2000. The increase in working capital resulted primarily from the up-front payment of $18 million received from the Amgen development and license agreement (see Note 11 to Unaudited Consolidated Financial Statements), partially offset by funding of operating expenses as discussed above.

The Company's liquid asset position, measured by its cash, cash equivalents and marketable securities, was $55,590,000 at March 31, 2001, representing an increase of $14,724,000 from June 30, 2000. This increase was primarily attributable to the up-front payment of $18 million received from the Amgen development and license agreement (see Note 11 to Unaudited Consolidated Financial Statements), partially offset by funding of operating expenses as discussed above. It is anticipated that working capital and cash, cash equivalents and marketable securities will decrease during the remainder of fiscal year 2001 as a result of planned operating expenses and capital expenditures. There can be no assurance as to the amount of revenues, if any, that product sales will provide during the remainder of the current fiscal year.

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

PART II

Item   6. Exhibits and Reports on Form 8-K

          (a) Exhibits

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


                                           IMMUNOMEDICS, INC.
                                           ------------------
                                             (Registrant)




DATE: May 14, 2001                          /s/ Cynthia L. Sullivan
                                           -------------------------------

                                             Cynthia L. Sullivan
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)









DATE: May 14, 2001                         /s/ Shailesh R. Asher
                                           --------------------------

                                             Shailesh R. Asher
                                             Controller and Acting Chief
                                             Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)

Exhibit 99

RISK FACTORS

Certain statements in this Quarterly Report on Form 10-Q and certain statements made by the Company in other published documents (including, without limitation, press releases) are forward-looking in nature and, as such, constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about the Company's plans, objectives, expectations and intentions and other statements contained in this Quarterly Report on Form 10-Q or elsewhere that are not historical facts. When used in this Quarterly Report on Form 10-Q or elsewhere, the words "expects," "anticipates," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. In other words, our performance might be quite different from what the forward-looking statements imply. The following factors, as well as those discussed below in this "Risk Factors" section, could cause our performance to differ from the implied results:

     * inherent uncertainties accompanying the marketing of CEA-Scan and LeukoScan.

     * inherent uncertainties involving new product development and marketing.

     * inability to obtain capital for continued product development and commercialization.

     *    actions of regulatory authorities concerning product approval.

     * actions of government and private organizations concerning reimbursement of medical expenses.

     *    impact of competitive products and pricing.

     *    results of clinical trials.

     *    loss of key employees.

     *    changes in general economic and business conditions.

     *    changes in industry trends.

We have no obligation to release publicly the result of any revisions to any of our "forward-looking statements" to reflect events or circumstances that occur after the date of this Quarterly Report or to reflect the occurrence of other unanticipated events.

We Have a History of Operating Losses and May Never Become Profitable

We have had significant operating losses since our formation in 1982 and have not earned a profit since our inception. These operating losses and failure to be profitable have been due mainly to the significant amount of money that we have had to spend on research and development. As of March 31, 2001, we had an accumulated deficit of approximately $113.7 million. We expect to continue to experience operating losses until such time, if at all, that we are able to generate sufficient revenues from sales of CEA-Scan(R), LeukoScan(R) and/or our other potential products.

We May Not Be Able to Successfully Develop a Market for Our Approved Products

CEA-Scan and LeukoScan are the only products which we are licensed to market and sell. To date, we have received only limited revenues from the sale of these products. We cannot assure investors that these products or any of our proposed products will achieve market acceptance or generate significant sales.

We May Not Receive Approval to Sell LeukoScan in the United States in a Timely Manner

We have not yet received approval from the FDA to market and sell LeukoScan in the United States and cannot assure investors as to when, if ever, that we will obtain approval. In addition, the FDA could impose conditions on its approval, which could significantly affect the commercial viability of the product or could require us to undertake significant additional studies or otherwise expend additional significant funds. If we do not receive approval to market and sell LeukoScan in the United States in the near future or if the FDA imposes significant conditions or restrictions, our business and operations could be significantly and adversely affected.

We May Not Be Able to Bring to Market the Products We Are Currently Developing or Sustain their Sales After Approval

Before any of our products that we are currently developing can be marketed and sold, we must undertake substantial research and development. All new products face a high degree of uncertainty, including the following:

* We may not receive regulatory approval to perform human clinical trials for the products we currently have planned or we may be unable to successfully complete our ongoing clinical trials.

* The results from preclinical studies and clinical trials may not be indicative of results that will be obtained in later-stage testing.

* We may be unable to timely recruit a sufficient number of patients for our clinical trials. Delays in planned patient enrollment may result in increased costs and delays.

* We may be unable to obtain approval from the FDA and comparable foreign authorities because we are unable to demonstrate that the product is safe and effective for the intended use, or obtaining regulatory approval may take significantly more time and cost significantly more money than we currently anticipate.

* We may discover that the product has undesirable or unintended side effects or other characteristics that make it impossible or impracticable for us to continue development or which may limit the product's commercial use.

* We do not expect that any new product which is currently in research and development will be commercially available for at least several years.

* We may be unable to produce the product in commercial quantities at reasonable cost.

* We may be unable to successfully market the product or to find an appropriate corporate partner, if necessary, to assist us in the marketing of the product.

*    The product may not gain satisfactory market acceptance.

* The product may be superseded by another product commercialized for the same indication or may infringe patents issued to others, which would prevent us from marketing and selling the product.

*    After  approval,  the product may be recalled or withdrawn at any time as a
     result  of  regulatory  issues,   including  those  concerning  safety  and
     efficacy.

If we are unable to continue to develop products that we can successfully market, our business, financial condition and results of operations will be significantly and adversely affected.

If We Do Not Obtain Additional Capital When Needed, We May Be Required to Curtail Our Operations

When our needs for cash deplete our existing capital position, we will be required to significantly reduce our operating expenses, including the amount of resources devoted to marketing and sales, product development and clinical trials, which could have a significant and adverse effect on us. We cannot assure investors that any additional financing will be available to us at all or on terms we find acceptable or that the terms of any financing will not cause substantial dilution to our existing stockholders.

Our Limited Marketing and Sales Experience and Capability Could Impact Our Ability to Successfully Sell Our Current Products

We are relying, in substantial part, on our own limited sales and marketing organization to market CEA-Scan and LeukoScan. We cannot assure investors that we can successfully maintain and continue to build our sales force. If we are unable to continue to build and maintain our sales force, our financial condition and operating results may be significantly and adversely affected.

We May Have to Rely on Partners to Help Us Market and Sell Our Products Under Development

The marketing and sale of our proposed products may be dependent upon our entering into arrangements with corporate partners, such as our agreement with Amgen. We cannot assure investors that we will be successful in forming relationships other than our relationship with Amgen or that these relationships, even if formed, will be successful.

We Could Be Temporarily Unable to Sell Our Products If Our Agreements with Our Distributors Were Terminated

We currently do not have the resources to internally develop and maintain the operating procedures required by the FDA and comparable foreign regulatory authorities to oversee distribution of our products. As a result, we have entered into arrangements with third parties to perform this function for the foreseeable future. If these agreements are terminated, we will be required to enter into arrangements with other government approved third parties in order to be able to distribute our products. We will be unable to continue to distribute our products until an acceptable alternative is identified. If we were even only temporarily unable to distribute our products, our business could be significantly and adversely effected.

We Could Be Temporarily Unable to Sell Our Products If Our Agreement with Our End Stage Manufacturer Was Terminated

We rely on a single third party to perform certain end-stage portions of the manufacturing process for CEA-Scan and LeukoScan which we are unable or do not have the resources to perform. If this third party were to become unavailable, we would be unable to complete the manufacturing process until we entered into an agreement with another qualified entity. We cannot give assurances that we will be able to negotiate an agreement with another entity on terms we consider acceptable, if at all. Even if we were able to do so, any substantial delay in our ability to manufacture our products could significantly and adversely affect our operations.

Our Internal Manufacturing Capability May Limit What We Can Sell

If demand for our approved product increases significantly, we cannot assure investors that we will continue to have the capacity to manufacture commercial quantities successfully. In addition, if any of our other products are approved for marketing and sale, we cannot assure investors that we will continue to have the capacity and expertise to manufacture commercial quantities of multiple products successfully or with acceptable profit margins. If we were even only temporarily unable to manufacture sufficient quantities of our products to meet demand, our business could be significantly and adversely effected.

We May Be Unable to Continue to Use Mouse Fluids for Future Products Which Could Require Us to Make Expensive and Time Consuming Changes to Our Products in Development

CEA-Scan and certain of our other imaging agents are derived from ascites fluid produced in mice. Regulatory authorities, particularly in Europe, have expressed concerns about the use of mice fluid for the production of monoclonal antibodies. We cannot assure investors that regulatory authorities will agree that our quality control procedures will be adequate for future products. While we are continuing our development efforts to produce certain of our monoclonal antibodies using cell culture methods, this process constitutes a substantial production change, which will require additional manufacturing equipment and new regulatory approval. We cannot assure investors that we will have the resources to acquire the additional manufacturing equipment and resources or that we will receive the required regulatory approval on a timely basis, if at all. We also have contracted with a third party for the development and production of certain humanized antibodies, but we cannot assure that these efforts will be successful.

Certain Potential Conflicts of Interest Exist with The Center for Molecular Medicine and Immunology Which Could Affect Our Operations

Dr. David M. Goldenberg, our Chairman and Chief Executive Officer, is the founder, President and a member of the Board of Trustees of the Center for Molecular Medicine and Immunology ("CMMI"), a not-for-profit cancer research center. Dr. Goldenberg devotes more of his time working for CMMI than for us. In addition, other key personnel currently have responsibilities both to CMMI and us. As a result, the potential for conflict of interest exists and disputes could arise over the allocation of research projects and ownership of intellectual property rights.

We May Not Be Able to Obtain Government Regulatory Approval in a Timely Manner to Market and Sell Our Products

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of our presently marketed and proposed products as well as our research and development activities. All of our proposed products will require regulatory approval by governmental agencies prior to commercialization and our products must undergo rigorous preclinical and clinical testing and other premarket approval procedures by the FDA and comparable foreign authorities. In addition, since certain of our potential products involve the application of new technologies, regulatory approvals may take longer than for products produced using more conventional methods. Once we begin clinical trials for a new diagnostic or therapeutic product, it may take five to ten years or more to receive the required regulatory approval to commercialize that product and begin to market it to the public. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of these products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, will require us to expend substantial resources. If we fail to obtain or are otherwise substantially delayed in obtaining, regulatory approvals, our business and operations could be significantly and adversely affected.

In responding to a new drug application, or a biologic license application, government regulators may grant marketing approvals, request additional information or further research, or deny the application if they determine that the application does not satisfy its regulatory approval criteria. Approvals may not be granted on a timely basis, if at all, or if granted may not cover all the clinical indications for which we are seeking approval or may contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. Even after approval, we may be required to recall or withdraw a product as a result of subsequently discovered safety or efficacy concerns.

Our Business Involves the Use of Hazardous Materials

In addition to laws and regulations enforced by the FDA, we are also subject to regulation under various other foreign, federal, state or local laws and regulations. Our research and development involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. The risk of accidental contamination or injury from these materials cannot be completely eliminated. If an accident occurs, we could be held liable for any damages that result and any liability could exceed our resources.

We Must Maintain Our Manufacturing Facilities in Accordance With Government Regulatory Requirements

Our facilities are subject to inspection by the FDA and comparable foreign authorities. A separate license is sometimes required for commercial manufacture of any product. Failure to maintain these licenses or to meet the regulatory inspection criteria would result in disruption to our manufacturing processes and could have a significant and adverse effect on our business and operations.

We Have Agreed to Certain Covenants in our 1999 Financing Which Place Restrictions on the Operation of our Business

In connection with the Company's December 1999 financing, the Company agreed to certain covenants, including covenants that will apply until such time as the investors in that offering and their affiliates beneficially own less than 5% of our common stock. Among other things, the Company agreed that without the prior consent of the investors, the Company may not sell its business to anyone that is an affiliate of the Company, unless the sale is for consideration at least equal to (a) the fair market value in the event of a sale of assets (as determined in good faith by the Company's board of directors) or (b) the then current market price in the event of a sale of stock. As of May 10, 2001, such investors in the aggregate beneficially owned 7.21% of the Company's outstanding common stock.

Changes to Health Care Reimbursement Could Adversely Affect Our Operations

Our ability to successfully commercialize our products will depend in part on the extent to which reimbursement for the cost of our products and related treatment will be available from government health administration authorities, private health insurers and other organizations. These third-party payers are increasingly challenging the price of medical products and services. Several proposals have been made that may lead to a government-directed national health care system. Adoption of this type of system could further limit reimbursement for medical products, and we cannot assure investors that adequate third-party coverage will be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. In addition, we also cannot assure investors that the U.S. government or foreign governments will not implement a system of price controls. Any system might significantly and adversely affect our ability to market our products profitably.

The Loss of Key Employees Could Adversely Affect our Operations

As a small biotechnology company, we are heavily dependent upon the talents of Dr. Goldenberg and certain key scientific personnel. If Dr. Goldenberg or any of our other key personnel leave our employ, our operations could be significantly and adversely affected. In addition, from time to time we have a need to expand our management and scientific personnel. Competition for qualified personnel in the biotechnology and pharmaceutical industries is intense and we cannot assure investors that we will be successful in our recruitment efforts. If we are unable to retain or, when needed, attract additional qualified personnel, our operations also could be significantly and adversely affected.

We Face Substantial Competition in the Biotechnology Field and May Not Be Able to Successfully Compete

The biotechnology industry is highly competitive, particularly in the area of cancer diagnostic and therapeutic products. We are likely to encounter significant competition with respect to our existing products as well as our products currently under development. A number of companies, including IDEC Pharmaceuticals, Genentech, SmithKline Beecham, Nycomed Amersham, and Coulter Pharmaceutical, are engaged in the biotechnology field, and in particular the development  of  cancer  diagnostic  and  therapeutic  products.  Many of  these
companies  have  significantly   greater  financial,   technical  and  marketing
resources than us. In addition, many of these companies may have more established positions in the pharmaceutical industry and may be better equipped than us to develop, refine and market their products.

We also expect to face increasing competition from universities and other non-profit research organizations. These institutions carry out a significant amount of research and development in the field of antibody-based technology. These institutions are becoming increasingly more aware of the commercial value of their findings and more active in seeking patent and other proprietary rights, as well as licensing revenues.

Our Products May Be Rendered Obsolete By Rapid Technological Change

We are pursuing an area of product development in which there is the potential for extensive technological innovations in relatively short periods of time. We cannot assure investors that our competitors will not succeed in developing products that are safer or more effective than our products. Rapid technological change or developments by others may result in our current products as well as those in development becoming noncompetitive or obsolete.

If We Are Unable to Protect Our Intellectual Property Rights, We Could Lose Our Competitive Advantage

Our commercial success is highly dependent upon patents and other proprietary rights that we own or license. We cannot assure investors that our key patents will not be invalidated or will provide us protection that has commercial significance. Litigation may be necessary to protect our patent positions, which could be costly and time consuming. If any of our key patents that we own or license are invalidated, our business may be significantly and adversely affected. In addition, other companies may independently develop similar trade secrets or know-how or obtain access to our trade secrets, know-how or proprietary technology, which could significantly and adversely affect our business.

Our Products May Infringe Third Party Intellectual Property Rights

Other companies may have filed applications for, or have been issued, patents and obtained other proprietary rights to technology which may be potentially useful to us. Since we do not have the resources to maintain a staff whose primary function is to investigate the level of protection afforded to third parties on devices and components which we use in our products, it is possible that a third party could successfully claim that our products infringe on their intellectual property rights. If this were to occur, we may be subject to substantial damages, and we may not be able to obtain appropriate licenses at a cost we could afford and we may not have the ability to timely redesign our products. If we are required to pay damages or are unable to obtain these rights, our business could be significantly and adversely affected. Even if we are successful in defeating any alleged infringement claims, litigation could result in a substantial diversion of managerial time and resources, which could be better and more fruitfully utilized on other activities.

Our Operations Could Suffer If We Are Unsuccessful in Our Pending Infringement Claims Concerning Our CEA Antibodies

We are involved in certain litigation with F. Hoffmann-LaRoche and its affiliates concerning the validity of our European patents covering the antibody we use in our CEA-Scan cancer imaging product and our CEA-Cide(TM) cancer therapy product, as well as the use of highly specific anti-CEA antibodies for a number of other uses. We have claimed that they have infringed our patent and they have counterclaimed seeking to nullify the patents that were issued. If we receive an unfavorable outcome in any of these matters, our business could be significantly and adversely affected.

Product Liability Claims in Excess of the Amount of Our Insurance Would Adversely Affect Our Financial Condition

The clinical testing, marketing and manufacturing of our products necessarily involve the risk of product liability. While we currently have product liability insurance, we cannot assure that we will be able to obtain insurance in the future at an acceptable cost, if at all. If we cannot maintain our existing or comparable liability insurance, our ability to test clinically and market our products may be significantly impaired. Moreover, the amount and scope of our insurance coverage or indemnification arrangements with any distributor or other third party upon which we rely may be inadequate to protect us in the event of a successful product liability claim. Any claim in excess of the amount of any insurance we then had could significantly and adversely affect our financial condition and operating results.

Our Principal Stockholder Can Influence Most Matters Requiring Approval By Our Stockholders

As of May 10, 2001, Dr. Goldenberg, our Chairman and Chief Scientific Officer, controlled the right to vote over approximately 22.8% of our common stock. As a result of this voting power, Dr. Goldenberg may have the ability to determine the election of all of our directors, direct our policies and control the outcome of substantially all matters which may be put to a vote of our stockholders.

Resales of Shares Held By Our Directors and Executive Officers May Lower the Market Price of Our Common Stock

As of May 10, 2001, we had a total of 49,525,371 shares of common stock outstanding, 6,855,439 of which were held by our directors and executive officers. These shares may only be resold in limited quantities and only within the limitations imposed by Rule 144 under the Securities Act. The mere prospect that these shares may be publicly resold could lower the market price for our common stock.

Our Stock Price Has Been Volatile

We believe that a variety of factors have caused the market price of our common stock to fluctuate substantially, and that it will continue to fluctuate in the future. These factors include:

*    actual or anticipated fluctuations in our operating results;

*    the status of our products in development;

* new products or technical innovations by us or by our existing or potential competitors;

* the formation or termination of our corporate alliances and distribution arrangements;

* prolonged periods of regulatory review of new products or new uses for existing products;

*    determinations regarding our patent applications and those of others;

* trading strategies occurring in the market place with respect to our common stock; and

* general market conditions and other factors unrelated to us or outside our control.

Stockholders Could Be Adversely Affected By Our Anti-Takeover Provisions

Our board of directors has the authority, without any further vote by our stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to determine the designations, powers, preferences and relative, participating, optional or other rights thereof, including the dividend rate, whether dividends are cumulative, conversion rights, voting rights, rights and terms of redemption, redemption price and liquidation preference. Issuance of preferred stock could have the effect of delaying, deterring or preventing a change in control of our company, or could impose various procedural and other requirements that could make it more difficult for holders of our common stock to effect certain corporate actions, including the ability to replace incumbent directors and to accomplish transactions opposed by the incumbent board of directors. The rights of the holders of our common stock would be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.

Stockholders Should Not Expect That We Will Pay Dividends

We have never paid any dividends on our common stock. For the foreseeable future, we expect to retain earnings, if any, to finance the expansion and development of our business. Any future payment of dividends will be within the discretion of our Board of Directors and will depend upon a variety of factors, including our earnings, capital requirements, and operating and financial condition.