Form 10-Q/A
period 2001-03-31
IMMUNOMEDICS INC
filed 2001-06-29
CIK 722830

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-Q/A1
                            (Amends Part II, Item 6)

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended March 31, 2001
                                   --------------

                                 OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____________ to___________


Commission File Number: 0-12104
                        ---------------------------------------

                              IMMUNOMEDICS, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                61-1009366
--------------------------------           -------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

   300 American Road, Morris Plains, New Jersey                   07950
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

                                                            [X] Yes  [_] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of May 12, 2001, there were 49,525,371 shares of the registrant's common stock outstanding.

                                    PART II

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                    10 Development and License Agreement, as amended as of April 1, 2001, by and between the Registrant and Amgen, Inc. (Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions of this exhibit have been separately filed with the Securities and Exchange Commission on a confidential basis.)

                    99    Risk Factors (previously filed)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         IMMUNOMEDICS, INC.
                                            (Registrant)


DATE:   June 29, 2001               By: /s/ Cynthia L. Sullivan
                                        ----------------------------------------
                                        Cynthia L. Sullivan
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



DATE:   June 29, 2001               By: /s/ Shailesh R. Asher
                                        ----------------------------------------
                                        Shailesh R. Asher
                                        Controller and Acting Chief
                                            Financial Officer
                                        (Principal Financial and Accounting
                                            Officer)

                                 EXHIBIT INDEX

               10 Development and License Agreement, as amended as of April 1, 2001, by and between the Registrant and Amgen, Inc. (Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions of this exhibit have been separately filed with the Securities and Exchange Commission on a confidential basis.)

               99  Risk Factors (previously filed)