Form 10-K
period 2001-06-30
IMMUNOMEDICS INC
filed 2001-09-28
CIK 722830

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             -------------------
                                  FORM 10-K

          (Mark One)
              [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

     Common Stock, $.01 par value (Title of class) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes _X_ No____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 24, 2001, 49,538,621 shares of the Company's common stock were outstanding, and the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sale price for the Company's common equity on the Nasdaq National Market at that date, was $448,633,364.

                      Documents Incorporated by Reference:

     Portions of the Company's definitive Proxy Statement to be mailed to stockholders in connection with the Annual Meeting of Stockholders of the registrant to be held on December 5, 2001 (the "2001 Definitive Proxy Statement"), which will be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III hereof.

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

     The Company is applying its expertise in antibody selection, modification and chemistry to develop therapeutic products for cancer using humanized monoclonal antibodies unlabeled, or conjugated with isotopes or drugs. The Company conducted a Phase I/II clinical trial with epratuzumab, a non-radioactive non-Hodgkin's lymphoma ("NHL") therapeutic. This trial was designed to obtain knowledge about targeting and dosing with the unlabeled humanized form of the monoclonal antibody that targets the CD22 receptor of B-cells and B-cell lymphomas. The Company had advanced the humanized form of epratuzumab to Phase III clinical testing, evaluating the agent in certain indolent non-Hodgkin's lymphoma patients. The Company also began a Phase II clinical trial to determine the safety and efficacy of epratuzumab in combination with Rituxan(R) (rituxamab, IDEC Pharmaceuticals and Genentech), in both indolent and aggressive forms of NHL. The unlabeled CD22 antibody has been licensed to Amgen, Inc., for further development and commercialization in North America and Australia (see "In Vivo" Therapeutic Products). In addition to the naked antibody, the Company is also evaluating epratuzumab labeled with Yttrium-90 in Phase I/II clinical trials. (see "In Vivo" Therapeutic Products"). A Phase II clinical trial has been conducted in Germany with CEA-Cide(R) (labetuzumab), labeled with Iodine-131, for treatment of patients with small volume, inoperable, metastatic colorectal cancer. The Company also is evaluating labetuzumab as an unlabeled antibody in a Phase I clinical trial in colorectal and breast cancer patients. The Yttrium-90 labeled labetuzumab is being studied in a Phase I/II clinical trial in patients with colorectal and pancreatic cancers. Labetuzumab targets receptor sites on CEA-expressing solid tumors of the breast, lung, digestive and other organ systems. The Company has five product candidates in pre-clinical development: AFP-Cide, for liver cancer therapy, ProstaCide, for prostate cancer therapy, MelanomaCide for malignant melanoma therapy, MyelomaCide for multiple myeloma therapy and LeukoCide, a therapeutic for myeloid leukemia.

     The Company also is developing a line of in vivo imaging products for the detection of various cancers and other diseases. These agents are being developed by the Company as companion diagnostic products that may be used in conjunction with the therapeutic agents, thereby providing more comprehensive patient management. The Company is currently licensed to market and sell two diagnostic products, CEA-Scan(R) and LeukoScan(R). CEA-Scan is designed for use with other standard diagnostic modalities for the detection of recurrent and/or metastatic colorectal cancer. The Company has received regulatory approval to market and sell CEA-Scan from the respective regulatory agencies in the United States, the 15 countries comprising the European Union and Canada. LeukoScan has been approved in the European Union for the detection and diagnosis of osteomyelitis (bone infection) in long bones and in diabetic foot ulcer patients. The Company has developed and filed an Investigational New Drug application ("IND") for two other in vivo cancer imaging products: AFP-Scan(R) for the detection and diagnosis of liver and germ cell cancers, which has completed Phase II clinical trials, and LymphoScan(TM) for diagnosis and staging of non-Hodgkin's lymphomas, currently in Phase III clinical trials (see "Products and Projects in Development"). Additionally, there are three product candidates in pre-clinical development: ProstaScan, MelanomaScan and MyelomaScan for imaging prostate, malignant melanoma and multiple myeloma, respectively.

     The Company, through its 80% owned subsidiary, IMG Technology, LLC ("IMG"), has formed a joint venture (IBC Pharmaceuticals, LLC ("IBC")) with Coulter Corporation ("Beckman Coulter") for the purpose of developing targeted cancer therapeutics. The joint venture is focused on investigating pre-targeting using bi-specific antibodies. Bi-specific antibodies are able to bind both an antigen as well as a carrier to which is attached to a chemotherapeutic agent or radioisotope. Initially, the bi-specific antibody is injected and allowed to bind to its specific antigen. After the bi-specific antibody has bound the antigen, the carrier with its attached therapeutic agent is administered to the patient. The carrier then binds to the antibody that has remained attached to the antigen. This method has the advantage of allowing the unbound carrier with its attached therapeutic agent to be rapidly cleared from the patient's blood and tissue, resulting in the delivery of more of the therapeutic agent to cancer cells than to normal cells. The promising results from animal studies have been confirmed by initial clinical studies conducted by IBC in France, using Iodine-131 as the therapeutic agent.

     The Company was incorporated in Delaware in 1982. The Company's principal offices are located at 300 American Road, Morris Plains, New Jersey 07950. The Company's telephone number is (973) 605-8200. The Company also has a subsidiary, Immunomedics B.V., with offices located in Hillegom, The Netherlands, to assist the Company in managing sales and marketing efforts and coordinating clinical trials in Europe.

Products and Projects in Development

In Vivo Therapeutic Products

     The Company is applying its expertise in antibody selection, modification and chemistry to cancer therapeutics, using monoclonal antibodies labeled with therapeutic radioisotopes or conjugated with drugs. The Company is engaged in developing anti-cancer products, principally with a technique called radioimmunotherapy. This technique may deliver radiolabeled therapeutic agents to tumor sites more selectively than current radiation therapy technologies, while possibly minimizing debilitating side effects. The Company completed a Phase I clinical trial with the murine form of its non-Hodgkin's B-cell lymphoma proposed therapeutic product, epratuzumab, at the University of Nebraska. Epratuzumab is a monoclonal antibody, highly specific in targeting B-cell lymphomas, labeled with the radioisotope Iodine-131. In this Phase I clinical trial of epratzumab, several patients, all of whom were late-stage and were unresponsive to other therapies, experienced varying degrees of tumor regression. Reversible bone marrow toxicity also was observed. By conducting this trial, the Company increased its knowledge of antibody targeting and dosage. The Company is completing the evaluation of epratuzumab in its humanized form and radiolabeled with Yttrium-90 in Phase I/II studies at several sites in the U.S. and Europe. The Company has also tested the unlabeled (cold) form of epratuzumab in a Phase I/II trial of about 115 patients with both indolent and aggressive forms of NHL, and has found the agent to show good safety, tolerability, and evidence of antitumor activity. Importantly, epratuzumab may be infused in as little as fifteen minutes without compromising safety or efficacy. An agreement to enter into Phase III clinical trials in certain indolent non-Hodgkin's lymphoma patients had been reached by the Company and the Food and Drug Administration ("FDA"). On December 17, 2000, the Company entered into a Development and License Agreement with Amgen, Inc. to license epratuzumab to Amgen in North America and Australia. Under this agreement, Amgen has undertaken the final development of epratuzumab in this territory, including the Phase III trial, as well as other trials and research. In exchange for granting this license, the Company received an upfront payment of $ 18 million from Amgen on February 1, 2001. The agreement also provides that the Company may receive additional milestone payments totaling $ 65 million depending on the progress of the product's development. In addition, the Company could receive royalties on net sales of the product by Amgen and one-time sales milestone payments ranging from $ 50 million to $ 225 million if and when annual net sales reach $ 500 million to $ 1 billion. Additional compensation would be payable to the Company under the agreement for each second-generation product developed by Amgen, if any, using the licensed antibody.

     The Company plans to continue the development of epratuzumab either alone or with a partner in the geographic regions that are not covered by the agreement with Amgen. The Company also plans to continue the clinical evaluation of the Yttrium-90 radiolabeled form of this CD22 antibody in Phase I/II clinical trials that are being conducted in the U.S. and Europe. The trials examine the safety and efficacy of fractionated and single doses of Yttrium-90 labeled CD22 antibody in patients with indolent or aggressive forms of non-Hodgkin's lymphoma who have a relapse of this disease following standard chemotherapy.

     In February, 1999, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI") covering the development and use of its humanized lymphoma antibody (as well as certain other antibodies) conjugated to recombinant ribonucleases (RNase) as a potential new anticancer agent. The Company contributed its humanized lymphoma antibody and funding, and the NCI contributed the RNase and other technology. The antibody delivers the RNase to the cancer cell where it destroys the cell's ribonucleic acid (RNA), which is essential for cell division. In May 1999, the Company entered into a Clinical Trials Agreement (CTA) with the Cancer Therapy Evaluation Program (CTEP) of the Division of Cancer Treatment and Diagnosis
(DCTD) at the NCI. The agreement serves as the basis for the co-development of epratuzumab by the Company and DCTD. Following the consummation of the licensing agreement with Amgen, this CTA was terminated by the Company.

     A Phase II clinical trial is being completed with the Company's colorectal cancer therapeutic, CEA-Cide (labetuzumab) labeled with Iodine-131. This trial is being conducted in Europe in patients with metastatic colorectal cancer who failed chemotherapy. The Company continues to enter patients into a Phase I/II clinical trial with its humanized CEA antibody, unlabeled and labeled with Yttrium-90. These trials will evaluate the safety of these products in patients with colorectal, pancreatic and breast cancer. The Company is currently conducting, in collaboration with several academic or research centers, research on humanized forms of targeting antibodies, alternative radioisotopes and new conjugation methods (see "Research Programs").

     The  Company  has five  product  candidates  in  pre-clinical  development:
AFP-Cide, for liver cancer therapy, ProstaCide, for prostate cancer therapy, MelanomaCide for malignant melanoma therapy, MyelomaCide for multiple myeloma therapy and LeukoCide, a potential therapeutic for myeloid leukemia.

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

     On June 28, 1996, the FDA licensed CEA-Scan (arcitumomab) for use in conjunction with other standard diagnostic modalities for the detection of the presence, location and extent of recurrent and/or metastatic colorectal cancer. On October 4, 1996, CEA-Scan also was approved by the European Commission for the same indication. On September 16, 1997, the Company received a notice of compliance from the Health Protection Branch ("HPB") permitting it to market CEA-Scan in Canada for recurrent and metastatic colorectal cancer. In addition, the Company has six other in vivo imaging products or indications in various stages of clinical testing and regulatory review by the FDA, five for cancer imaging (CEA-Scan for lung and breast cancer, AFP-Scan for liver and germ cell cancer, and LymphoScan for non-Hodgkin's lymphoma) and one for imaging infectious diseases (LeukoScan). Additionally, there are three product candidates in pre-clinical development; ProstaScan, MelanomaScan and MyelomaScan for imaging prostate, malignant melanoma and multiple myeloma, respectively.

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

     LeukoScan (sulesomab) is a monoclonal antibody fragment that seeks out and binds to granulocytes (white blood cells) associated with a potentially wide range of infectious and inflammatory diseases. On February 14, 1997, the Company received European regulatory approval to market the product for detecting and diagnosing osteomyelitis (bone infection) in long bones and in diabetic foot ulcer patients. On December 19, 1996, the Company filed a Biologics License Application with the FDA, seeking approval to market LeukoScan in the U.S. for the same indication approved in Europe, plus an additional indication for diagnosis of acute, atypical appendicitis. There have been no subsequent substantive regulatory actions taken by the Company with respect to this product. A New Drug Submission for the same indications as in the U.S. is under review with the HPB in Canada (filed on March 24, 1998), and in Switzerland (filed in September, 1998).

     Two other imaging products are being studied pursuant to IND's submitted to the FDA. The Company also has ongoing clinical trials for these agents:

     -- LymphoScan, employing an antibody capable of targeting an antigen on non- Hodgkin's B-cell lymphomas (Phase III clinical trials have been underway).

     -- AFP-Scan, employing an antibody capable of targeting alpha-fetoprotein, a marker on liver cancer and germ-cell tumors of the ovaries and testes (Phase II clinical trials have been completed).

Research Programs

     The Company incurred approximately $10,264,000, $8,670,000 and $10,100,000, in total research and development expense during its fiscal years ended June 30, 2001, 2000 and 1999, respectively.

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

     During the past fiscal year, the Company, in collaboration with other investigators, continued to demonstrate successful targeting in patients with the Company's humanized monoclonal antibodies (hMN-14 and hLL2) against the CEA cancer marker and non-Hodgkin's B-cell lymphoma, respectively, as compared to the murine counterparts. The anticancer humanized antibodies are about 95% human and have shown good uptake in the patients' tumors. The Company is now focusing on the study of these humanized monoclonal antibodies, unlabeled and labeled with Yttrium-90, in patients with the appropriate target tumors (discussed below).

Other Antibody-Directed Therapy Approaches

     The Company is continuing work on selective coupling of therapeutic site-specific agents onto engineered carbohydrate residues on antibody fragments. The proprietary antibody constructs offer the advantage of loading multiple therapeutic moieties onto antibody fragments at a particular site and in a manner that is known not to interfere with antigen binding. The Company also is continuing to investigate "pre-targeting"on its own and through IBC, using bi-specific antibodies. In the pre-targeting technique, an antibody is administered first and then followed by a separate radionuclide or therapeutic drug administration. Secondary recognition groups are attached, one to the targeting antibody and the other to the radionuclide or therapeutic drug, such that the radionuclide or drug is localized to the antibody pre-targeted to the tumor site. Using such methods in preclinical animal tumor models, target-to-blood uptake ratios of radionuclide have been improved by orders of magnitude compared to the antibody radiolabeled in the conventional manner. The advantage of markedly increased target-to-blood ratios is somewhat offset by the greater complexity involved in multiple administration and timing of reagents.

Peptides

     During fiscal year 2001, the Company continued to improve its proprietary methods for technetium-99m radiolabeling of peptides, which were developed in fiscal year 1996, up to clinical-scale levels using single-vial kits. These automated synthetic methods will be generally applicable to the preparation of radioconjugates of other diverse chelate-peptides, and will enable rapid evaluation of different peptide-receptor systems directly with peptide analogs labeled with technetium-99m, the optimum imaging radionuclide. This technology has been applied to the preparation of analogs of somatostatin and has demonstrated reagent utility in pre-clinical in vivo models. In related work, similar synthetic methods have also been used to prepare chelate-peptide conjugates that can be radiolabeled with Indium-111 and Yttrium-90 which is being applied to the bi-specific pre-targeting technology that the Company is developing through IBC.

Intraoperative Cancer Detection

     The Company has been developing intraoperative cancer detection applications with CEA-Scan, utilizing hand-held, radiation-detecting probes. The Company has learned that surgeons have successfully used CEA-Scan in this way, within 48 hours of its injection and external imaging. The Company has remained in contact with these surgeons, one of whom reported to the Society of Surgical Oncology on a prospective study of CEA-Scan imaging and probe-guided surgery in twenty (20) patients. That study concluded that the probe and CEA-Scan provided useful new information in 7 of 20 patients, encouraging more aggressive operative intervention and postoperative care, including chemotherapy. The
Company is conducting a Phase IV clinical trial evaluating CEA-Scan used in conjunction with an intraoperative probe in patients undergoing surgery for colorectal cancer. A U.S. patent was issued in 1990 to the Company for this and for laser and endoscopic applications. In March 2000, the Company was awarded a U.S. patent covering the use of very small portions of antibodies that bind to certain diseased tissues, potentially allowing for improved intraoperative, intravascular and endoscopic detection.

Government Grants

     The Company is continuing the second year of work on a Small Business Innovation Research ("SBIR") Phase II grant from the National Cancer Institute ("NCI"), with funding of $800,000 over two years. The work performed under this grant will investigate the use of bispecific antibodies for the enhanced delivery of radioimmunotherapy to colon tumors. Preliminary results from the Phase I SBIR work suggest that the approach may lead to improved therapeutic ratios (the amount of radiation deposited in a tumor versus the amount deposited in normal tissues). The injected radioactivity either binds to the pretargeted bispecific antibody at the tumor, or it is rapidly and harmlessly excreted. The method under development by the Company is applicable to any type of radioimmunotherapy.

     The Company is also completing the second year of another SBIR Phase II grant from NCI, originally awarded in September 1999, at a budget of $750,000 over two years. This project may result in an advanced radioimmunotherapy agent for the treatment of breast cancer.

Relationship with IBC

     The Company, through its 80% owned subsidiary, IMG, formed IBC with Beckman Coulter for the purpose of developing targeted cancer therapeutics. On March 5, 1999, the Company contributed to IBC, on behalf of IMG, certain rights to its proprietary humanized antibodies against the cancer marker carcinoembryonic antigen (which had a financial reporting carrying value of zero), which is used in its CEA-Cide therapeutic, and Beckman Coulter contributed to IBC certain rights to its bispecific targeting technology called the "Affinity Enhancement System" or AES. The Company assigned its rights pursuant to the terms of a license agreement with IBC dated March 5, 1999 in exchange for the grant to IMG of its interest in IBC ("Immunomedics License Agreement"). Beckman Coulter received its interest in IBC in exchange for its contribution. The license granted to IBC is a worldwide, royalty free, exclusive license that is limited to the "IBC Field" with respect to the "Immunomedics Patent Property" and the "Immunomedics Biotechnology Assets," as those terms are defined in the Immunomedics License Agreement. Additionally, on March 5, 1999, several investors contributed $3,000,000 to IBC in exchange for a 7% interest in the venture. IMG's and Beckman Coulter's interests in IBC are 49.55% and 43.45% respectively. Subsequent capital contributions by individual investors in December 1999 and June 2000 total $328,000, but have a negligible effect on ownership interest. Beckman Coulter, IMG and the investors entered into an operating agreement (the "IBC Operating Agreement") that establishes the rights and obligations of the respective members. Under the terms of the IBC Operating Agreement, neither IMG nor Beckman Coulter may sell any portion of its interest in IBC without first providing the other with a right of first refusal with respect to such sale, provided that after a public offering of IBC securities, IMG and Beckman Coulter will be permitted to sell up to 20% of their respective interests in IBC free of such right of first refusal. IMG is a Delaware limited liability company owned 80% by the Company and 20% by Dr. David Goldenberg. Dr. Goldenberg received his interest pursuant to the terms of his employment agreement with the Company. IMG is intended to be a single purpose entity, its sole asset being its interest in IBC. Dr. Goldenberg and IMG have entered into an operating agreement that establishes their relative rights and obligations.

Relationship with The Center for Molecular Medicine and Immunology

     The Company's product development has involved, to varying degrees, CMMI, a not-for-profit specialized cancer research center, for the performance of certain basic research and pre-clinical evaluations, the results of which are made available to the Company pursuant to a collaborative research and license agreement. CMMI is funded primarily by grants from the NCI. CMMI is located in Belleville, New Jersey. Dr. David M. Goldenberg, Chairman of the Board of the Company, is the founder, current President and a member of the Board of Trustees of CMMI. Dr. Goldenberg devotes more of his time working for CMMI than for the Company. Certain consultants to the Company have employment relationships with CMMI, and Dr. Hans Hansen, an officer of the Company, is an adjunct member of CMMI. Despite these relationships, CMMI is independent of the Company, and CMMI's management and fiscal operations are the responsibility of CMMI's Board of Trustees (see "Certain Relationships and Related Transactions").

     Under the terms of its license agreement with CMMI, the Company has the right of first negotiation to obtain exclusive, worldwide licenses from CMMI to manufacture and market potential products and technology covered by the license agreement under terms representing fair market price, to be negotiated in good-faith at the time the license is obtained. To date, no products have been licensed from CMMI. The Company retains licensing rights to inventions made during the term of the agreement for a period of five years from the time of disclosure. The license agreement terminates on January 21, 2002, with the Company having the right to seek good-faith negotiation to extend the agreement for an additional five-year period. Pursuant to a collaborative research and license agreement, dated as of January 21, 1997, between the Company and CMMI, the Company has paid CMMI an annual license fee of $200,000 in each of the fiscal years 2001, 2000 and 1999.

     The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amount of approximately $155,000, $128,000 and $45,000 during the years ended

June 30, 2001, 2000 and 1999, respectively. The Company also provides, at no cost to CMMI, laboratory materials and supplies. However, any inventions made independently of Immunomedics at CMMI are the property of CMMI.

     During each of the fiscal years 2001 and 1999, the Board of Directors of the Company authorized grants to CMMI of $200,000 to support research and pre-clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI.

Marketing, Sales and Distribution

     In April, 1997, the Company launched LeukoScan in Europe. All marketing, selling and distribution rights to the product have been retained by the Company. Currently, Eli Lilly Deutschland GmbH ("Lilly") packages and distributes LeukoScan and CEA-Scan within the countries comprising the European Union and certain other countries subject to the receipt of regulatory approval pursuant to a Distribution Agreement with the Company. Lilly has notified the Company that it intends to terminate this agreement as of the end of the current calendar year. The Company expects to establish alternate distribution arrangements by that time, although no assurance can be given in this regard.

     The Company has established sales representation and/or local distributors in major markets. The Company's European operations are located in Hillegom, The Netherlands.

     The Company has entered into an agreement with Integrated Commercialization Solutions, Inc. ("ICS"), a subsidiary of AmeriSourceBergen Corporation (formerly Bergen Brunswick). Under the agreement, ICS serves as an agent of the Company providing product support services for CEA-Scan in the United States including customer service, order management, distribution, invoicing and collection.

     On September 9, 1998, the Company entered into an agreement with Syncor International, the world's leading provider of radiopharmacy services, under which Syncor will make CEA-Scan available to its hospitals and clinic accounts throughout the U.S., supported by the Company's sales and technical support specialists. Syncor is supporting the Company's efforts with its own team of field specialists as well as the licensed radiopharmacists who manage its 118 U.S. facilities.

     On February 29, 2000, the Company signed a Letter Agreement with KOL Bio-Medical Instruments, Inc.("KOL"), granting KOL exclusive rights to market and sell CEA-Scan in the northeastern U.S. This agreement was terminated by the Company on April 19, 2001.

Manufacturing

     To date, the Company has manufactured all investigational agents used in its clinical trial programs and currently manufactures CEA-Scan and LeukoScan for commercial use. The Company performs antibody processing and purification of its clinical products at its Morris Plains, New Jersey facility (see "Properties"). The Company is planning to expand the manufacturing facility and its capacity with additional bioreactors for antibody production. This additional capacity is intended to support the production of new antibody-based therapeutics as well as increase the production volumes of existing products.

     The  Company  has  entered   into  a   manufacturing   agreement   with  SP
Pharmaceuticals, LLC, formerly the Oncology Division of Pharmacia & Upjohn, pursuant to which SP Pharmaceuticals performs certain end-stage portions of the manufacturing process. Under the terms of such agreement, the Company pays according to an established price structure for these services.

     The Company's Morris Plains headquarters also houses regulatory, medical, research and development, finance, marketing and executive offices (see "Properties"). The Company has scaled-up to commercial levels its down-stream antibody purification and fragmentation manufacturing processes for its diagnostic imaging products. The manufacturing facility consists of four independent antibody-manufacturing suites, several support areas, and a quality control ("QC") laboratory. Start-up validation and inspection of the facility were completed in December, 1998. The manufacturing facility and product manufacturing processes were approved by the Committee on Proprietary Medicinal Products ("CPMP") of the European Commission in May, 1998. The facility and processes were approved by the FDA for CEA-Scan in December, 1998.

Patents and Proprietary Rights

     The Company actively pursues a policy of seeking patent protection, both in the United States and abroad, for its proprietary technology. The Company has a diverse patent portfolio for its products, currently consisting of 70 issued United States patents (3 of the Company's earliest patents have now expired) and 219 issued foreign patents, with 43 United States patent applications pending, of which 1 has been allowed, and 126 foreign patent applications pending, of which 22 have been allowed. Included in the foregoing are 4 United States patents and foreign counterparts, to which the Company has rights pursuant to an exclusive license granted by Dr. Goldenberg. The Company also has certain rights with respect to patents and patent applications owned by CMMI, by virtue of a license agreement between the Company and CMMI.

     During the 2001 fiscal year, 10 United States patents and 21 foreign patents (4 in Australia, 4 in Canada, 1 from the European Patent Office which was validated in Italy, France, Germany and Great Britain, 1 in Ireland, 1 in Israel, 1 in Japan and 2 in Singapore) were issued to the Company.

     The Company's patents contain claims directed to, among other things, its current in vivo cancer imaging products and its methods of producing them, as well as the compositions of many of its antibody-based therapeutic agents and its method of treatment for various cancers. Since some of the Company's patented technologies are platform technologies, the Company has also patented applications outside of cancer, such as the treatment of autoimmune and infectious diseases. In addition, the Company has patented technologies and products comprising potential vaccines for cancer and infectious diseases.

     In July, 2000, two United States patents issued, the first with claims to RNase conjugates for disease therapy, the second with claims to stimulating an immune response with antibodies labeled with the alpha-glactosyl epitope.

     In  August,   2000  a  United   States   patent   issued   with  claims  to
intraoperative, intravascular and endoscopic tumor and lesion detection, biopsy and therapy using radiolabeled antibody fragments.

     In September, 2000, the Company received a United States patent claiming DOTA-biotin derivatives.

     In October, 2000, two United States patents issued, the first with claims to radiometal-binding peptide analogues , the second claiming a multistage cascade-boosting vaccine.

     In February, 2001, the Company received two United States patents one for humanized and chimerized forms of its CD22 antibody (epratuzumab) being developed as a treatment for non-Hodgkin's lymphoma (NHL), and one covering any CD22 antibody used alone or in a combination therapy for NHL. One of the

Australian patents awarded to the Company included similar claims. A third United States patent issued in February covering methods for fluorinating proteins and peptides for F-18 positron emission tomography.

     Finally, in May, 2001, a United States patent issued with claims to boron neutron capture therapy using pre-targeting methods.

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

     Further, pursuant to the Employment Agreement, Dr. Goldenberg will receive incentive compensation of 0.5% on the first $75,000,000 of all Annual Net Revenue (as defined) of the Company and 0.25% on all such Annual Net Revenue in excess thereof (collectively "Revenue Incentive Compensation"). Annual Net Revenue includes the proceeds of certain dispositions of assets or interests therein (other than Undeveloped Assets (as defined)), including Royalties (as defined), certain equivalents thereof and, to the extent approved by the Board, non-royalty license fees. Revenue Incentive Compensation will be paid with respect to the period of Dr. Goldenberg's employment, and three years thereafter, unless he unilaterally terminates his employment without cause or he is terminated by the Company for cause. With respect to the period that Dr. Goldenberg is entitled to receive Revenue Incentive Compensation on any given products, it will be in lieu of any other percentage compensation based on sales or revenue due him with respect to such products under this Agreement or the existing License Agreement between the Company and Dr. Goldenberg. With respect to any periods that Dr. Goldenberg is not receiving such Revenue Incentive Compensation for any products covered by patented Goldenberg Discoveries or by certain Prior Inventions (as defined) of Dr. Goldenberg, he will receive 0.5% on cumulative annual net sales of, royalties on, certain equivalents thereof, and, to the extent approved by the Board, other consideration received by the Company for such products, up to a cumulative annual aggregate of $75,000,000 and 0.25% on any cumulative Annual Net Revenue in excess of $75,000,000 (collectively "Incentive Payments"). A $100,000 annual minimum payment will be paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments ("Annual Minimum Payment") and the License Agreement (discussed above).

     Dr. Goldenberg also will receive a percent, not less than 20%, to be determined by the Board, of net consideration (including license fees) which the Company receives for any disposition, by sale, license or otherwise (discussions directed to which commence during the term of his employment plus three years) of any Undeveloped Assets (as defined) of the Company which are not budgeted as part of the Company's strategic plan. Pursuant thereto, Dr. Goldenberg received a 20% interest in IBC Pharmaceuticals, LLC (see "Introduction").

     Dr. Goldenberg will not be entitled to any incentive compensation with respect to any products, technologies or businesses acquired from third parties for a total consideration in excess of $5,000,000, unless the Company had made a material contribution to the invention or development of such products, technologies or businesses prior to the time of acquisition. Except as affected by a Change in Control (as defined) or otherwise approved by the Board, Dr. Goldenberg will also not be entitled to any Revenue Incentive Compensation or Incentive Payments other than the Annual Minimum Payment with respect to any time during the period of his employment (plus three years, unless employment is terminated by mutual agreement or by Dr. Goldenberg's death or permanent disability) that he is not the direct or beneficial owner of shares of the Company's voting stock with an aggregate market value of at least twenty times his defined annual cash compensation.

     The Company has extended Dr. Goldenberg's employment agreement for a five-year period, expiring on June 30, 2006. Further, the Company acknowledged and approved Dr. Goldenberg's continuing involvement with CMMI and IBC Pharmaceuticals, LLC.

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

     The Company has entered into patent license agreements with non-affiliated companies, pursuant to which the Company granted to the licensee, for an initial non-refundable fee plus royalties, a non-exclusive license under the Company's patents to manufacture and sell certain cancer imaging products. To date, no royalties have been received under these licenses. In addition, the Company has sought to enter into patent license agreements with companies that may be developing or marketing products that could infringe on one or more of the patents that the Company owns or has licensed. In certain situations, such companies have declined to enter into license agreements with the Company and have raised questions as to the scope and validity of certain of the Company's patents. Discussions are continuing with these companies and the Company intends to vigorously protect and enforce its patent rights. Although there can be no assurances as to the outcome of any patent disputes, the Company believes that its patents are valid and will be upheld if challenged.

     In November, 1996, the Company brought suit in The Netherlands against F. Hoffmann-LaRoche and its Roche Diagnostics subsidiary and European affiliates for infringement of the Company's European patent covering specific anti-CEA antibodies, which Roche is using in its CEA immunoassay. The suit sought an injunction against the sale of CEA immunoassays by Roche that infringe the Company's European patents, as well as damages for past infringement. Roche denied infringement and countered with nullity actions in The Netherlands and Germany, seeking to invalidate the Company's Dutch and German patents. A trial was held before the Patent Court in The Hague on August 8, 1997, resulting in dismissal of the action. The Company has appealed. A trial on the Dutch nullity action was held before the Patent Court in The Hague on June 5, 1998, resulting in dismissal of that action and maintenance of all claims of the Company's patent. Roche has appealed. A trial on the German nullity action was held in Munich on December 9, 1998, resulting in maintenance of the patent in amended form that continues to protect the Company's products and which the Company believes is still infringed by Roche's immunoassays. Roche did not appeal. The appeals of the Dutch infringement and nullity actions were heard concurrently on March 2, 2000. A decision, although originally set for September 7, 2000, was rendered on February 15, 2001, and then only a partial decision. The validity of the patent, with claims amended as they were in the German action, was upheld and the jurisdiction of the Dutch Court to issue a cross-border injunction was upheld. The Dutch Appeals Court did not reach a decision on infringement and has now solicited additional submissions from each side, which have been provided, and suggested that an expert be designated to advise the Court on the technical issues. Moreover, Roche has appealed the remaining holdings of the Appeals Court to the Dutch Supreme Court. Each side has submitted pleadings to the Supreme Court in this appeal. The Company's patent counsel believes that the patents are valid and infringed, and that an unfavorable outcome is unlikely, although no assurances can be given in this regard. To the extent that Roche contests or challenges the Company's patents, or files appeals or further nullity actions, there can be no assurance that significant costs for defending such patents may not be incurred.

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

     The Company has also sued Cytogen, Inc. and C.R. Bard, Inc. for infringement of the Company's licensed patent by Cytogen's sale of its "Prostascint" prostate cancer imaging product. The complaint was filed in New Jersey on February 23, 2000 and served on March 20, 2000, after two unsuccessful attempts at settlement. The suit was bifurcated and damages were separated. Discovery was completed on the liability issues. Although the Company believes that its patent is valid and infringed, there can be no assurance that a judge will interpret the claims properly or that a jury will find infringement or that the Company will not incur significant costs in pursuing the suit despite a negotiated fee arrangement with its patent counsel.

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

Employees

     As of September 24, 2001, the Company employed 85 persons on a full-time basis, 19 of whom are in research and development departments, 13 of whom are engaged in clinical research and regulatory affairs, 27 of whom are engaged in operations and manufacturing and quality control, and 26 of whom are engaged in finance, administration, sales and marketing. Of these employees, 29 hold M.D., Ph.D. or other advanced degrees. The Company believes that it has been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel continues to be intense. The Company's employees are not covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is excellent.

Business Risks

     For a description of certain risks  affecting the Company's  business,  see
Exhibit 99.1 annexed to this Annual Report on Form 10-K.

Item 2 -- Properties

     The Company's headquarters is located at 300 American Road, Morris Plains, New Jersey, where it leases approximately 74,000 square feet. On May 29, 1998, the Company exercised its right to renew the lease for an additional term of three years expiring in May 2002, at a base annual rental of $441,000. In August 2001, the Company renewed for an additional term of twenty years expiring in May 2022 at a base annual rate of $545,000, which is fixed for the first five years and increases thereafter every five years, which includes an additional 15,000 square feet. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.") The Company's manufacturing, regulatory, medical, research and development laboratories, finance, marketing and executive offices are currently located in this facility. The Company has also completed the construction and equipping of a 7,500 square-foot commercial-scale manufacturing facility within the Morris Plains headquarters, which consists of four independent antibody manufacturing suites, several support areas, and a QC laboratory (see "Manufacturing"). In addition, the Company's European Subsidiary, Immunomedics Europe, leases executive office space in Hillegom, The Netherlands.

Item 3 -- Legal Proceedings

     The Company is a party to various claims and litigation arising in the normal course of business. Management believes that the outcome of such claims and litigation will not have a material adverse effect on the Company's financial position and results of operations.

Item 4 -- Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of securities holders during the fourth quarter of fiscal year 2001.

Executive Officers of the Registrant

     The Executive Officers of the Company and their positions with the Company are as follows:

     Name               Age  Position with the Company

     David M. Goldenberg 63  Chairman of the Board
     Cynthia L. Sullivan 45  President & Chief Executive Officer
     Gerard G. Gorman    50  Vice President of Finance & Chief Financial Officer
     Hans J. Hansen      68  Vice President, Research & Development

     Each of the Executive Officers was elected as such by the Board of Directors of the Company and holds his office at the discretion of the Board of Directors or until his earlier death or resignation, except that Dr. Goldenberg is employed pursuant to an employment agreement (See "Executive Compensation").

     Dr. David M. Goldenberg founded the Company in July, 1982, and since that time, has been Chairman of the Board of the Company. Dr. Goldenberg served as Chief Executive Officer from July, 1982, through July, 1992; from February, 1994 through May, 1998 and from July, 1999 through March, 2001. Dr. Goldenberg was Professor of Pathology at the University of Kentucky Medical Center from 1973 until 1983 and Director of such University's Division of Experimental Pathology from 1976 until 1983. From 1975 to 1980 he also served as Executive Director of the Ephraim McDowell Community Cancer Network, Inc., and from 1978 to 1980 he was President of the Ephraim McDowell Cancer Research Foundation, Inc., both in Lexington, Kentucky. Dr. Goldenberg is a graduate of the University of Chicago College and Division of Biological Sciences (B.S.), the University of Erlangen-Nuremberg (Germany) Faculty of Natural Sciences (Sc.D.), and the University of Heidelberg (Germany) School of Medicine (M.D.). He has written or co-authored more than 1200 journal articles, book chapters and abstracts on cancer research, detection and treatment, and has researched and written extensively in the area of radioimmunodetection and radioimmunotherapy using radiolabeled antibodies. In addition to his position with the Company, Dr. Goldenberg is President of CMMI, an independent non-profit research center, and its clinical unit, the Garden State Cancer Center. He also held the positions of Adjunct Professor of Medicine and Surgery at the New Jersey Medical School of the University of Medicine and Dentistry of New Jersey, in Newark, and Adjunct Professor of Microbiology and Immunology with the New York Medical College in Valhalla, New York. In 1985 and again in 1992, Dr. Goldenberg received an "Outstanding Investigator grant" award from the National Cancer Institute ("NCI") for his work in radioimmunodetection, and in 1986 he received the New Jersey Pride Award in Science and Technology. Dr. Goldenberg was honored as the ninth Herz Lecturer of the Tel Aviv University Faculty of Life Sciences. In addition, he received the 1991 Mayneord 3M Award and Lectureship of the British Institute of Radiology for his contributions to the development of radiolabeled monoclonal antibodies used in the imaging and treatment of cancer. Dr. Goldenberg was also named the co-recipient of the 1994 Abbott Award by the International Society for Oncodevelopmental Biology and Medicine. Dr. Goldenberg also serves as Chairman of the Board of IBC.

     Cynthia L. Sullivan has been employed by the Company since October, 1985, has served as Executive Vice President and Chief Operating Officer since June, 1999 and was promoted to President and Chief Executive Officer in March 2001. Prior thereto, she held positions of increasing responsibilities in the Company, including Executive Director, Operations from April, 1994 to June, 1999. Prior to joining the Company, Ms. Sullivan was employed by Ortho Diagnostic Systems, Inc., a subsidiary of Johnson & Johnson. Ms. Sullivan's educational background includes: a BS from Merrimack College, North Andover, MA, followed by a year of clinical internship with the school of Medical Technology at Muhlenberg Hospital, Plainfield, NJ, resulting in a MT (ASCP) certification in 1979. Ms. Sullivan completed a M.S. degree in 1986 from Fairleigh Dickinson University, where she also received her M.B.A. in December 1991.

     Gerard G. Gorman joined the Company on September 10, 2001 and will assume the role of principal financial officer of the Company on October 1, 2001. Prior to joining the Company in September 2001, Mr. Gorman was employed by the Animal Health Division of Pfizer Inc. (a pharmaceutical company), where he was Vice President, Finance and Information Technology and Chief Financial Officer from September 1996 until he joined the Company. He directed strategic and long-range financial planning as well as negotiations related to acquisitions, divestitures and outsourcing of support operations. Mr. Gorman held a variety of other positions at Pfizer, including: Senior Director, Corporate Treasury Operations; Director, Administration - International Pharmaceuticals Group; Director, Finance/Assistant Treasurer International; and Manager, Benefit Financing/Senior Financial Analyst. Mr. Gorman began his career in finance at the National Bank of North America, NY from June 1973 to January 1978. Mr. Gorman completed a B.A. in economics from Fairfield University and also received his M.B.A. from Adelphi University.

     Dr. Hans J. Hansen has been Vice President, Research and Development, since March 1987. Effective July, 1999, Dr. Hansen reduced his employment with the Company to a part-time basis. Prior to joining the Company in 1985 as Director of Cell Biology, he was for three years the Director of Product Development at Ortho Diagnostic Systems, Inc., a subsidiary of Johnson & Johnson, where he developed monoclonal antibodies for the diagnosis of leukemia and other cancers. From 1969 to 1982, Dr. Hansen was with Hoffmann-La Roche in a variety of positions, becoming Director of the Department of Immunology in 1982. While at Hoffmann-La Roche, he developed the first in vitro diagnostic CEA immunoassay and had a major role in establishing its clinical importance in the diagnosis and management of cancer. Dr. Hansen has spent 38 years conducting clinical and basic research in the fields of cancer and autoimmune disease. His work has resulted in the issuance of over 30 United States patents and over 90 publications relating to cancer and autoimmune diseases.

     There are no family relationships between directors and executive officers except that Dr. Goldenberg and Ms. Sullivan are husband and wife.

                                     PART II

Item 5 -- Market For Registrant's Common Stock and Related Stockholder Matters

     The Company's Common Stock is traded on The Nasdaq National Market under the symbol 'IMMU'. The table below sets forth for the periods indicated the high and low sales prices for the Company's Common Stock, as reported by The Nasdaq Stock Market. As of September 24, 2001, there were approximately 686 holders of record of the Company's Common Stock.

     Fiscal Quarter Ended                              High              Low
     ---------------------                         --------         --------
     September 30, 1999.......................     $  1.875          $ 1.000
     December 31, 1999........................       13.813            1.063
     March 31, 2000...........................       41.125            8.125
     June 30, 2000............................       25.938            8.563
                                                   --------         --------

     September 30, 2000.......................     $ 26.500          $15.313
     December 31, 2000........................       26.375           16.000
     March 31, 2001...........................       21.813            7.438
     June 30, 2001............................       22.000            7.344
                                                   --------         --------

Item 6 -- Selected Financial Data (fiscal year ended June 30)

                                                2001       2000         1999        1998        1997
                                             -------     -------     -------     -------     -------
                                                     (In thousands, except per share amounts)

  Revenues, interest and other income......$  11,229  $   5,973     $  7,559    $  7,595    $  3,841
  Cost and expenses........................   16,783     15,609       18,838      19,406      17,775
  Net loss before income tax benefit.......   (5,554)    (9,636)     (11,279)    (11,811)    (13,934)
  Income tax benefit.......................      803         --           --          --          --
  Net loss.................................   (4,751)    (9,636)     (11,279)    (11,811)    (13,934)
  Preferred stock dividends................       --        496          409          --          13
  Net loss allocable to common shareholders   (4,751)   (10,132)     (11,688)    (11,811)    (13,947)
  Net loss per common share................$   (0.10) $   (0.23)    $  (0.31)   $  (0.32)   $  (0.39)
  Weighted average shares outstanding......   49,498     43,977       37,782      36,643      35,445
  Cash, cash equivalents and marketable
    securities.............................$  53,291     $40,866     $ 9,422    $  7,583     $15,024
  Total assets.............................   59,657      48,026      16,959      14,942      22,635
  Long-term debt...........................       --          70         228       --             --
  Stockholders' equity(1)..................   41,441      44,096      12,455      10,526      17,446

(1) The Company has not paid cash dividends on its Common Stock since its inception.


Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Statements made in this Annual Report on Form 10-K, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the Company's plans, objectives, expectations and intentions and other statements contained in this Annual Report on Form 10-K or elsewhere that are not historical facts. When used in this Annual Report on Form 10-K or elsewhere, the words "expects," "anticipates," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In evaluating such forward-looking statements, stockholders and potential investors should specifically consider, in conjunction with the Company's financial statements, the various factors described in Exhibit 99.1 annexed hereto and risk factors described elsewhere in this Annual Report on Form 10-K. These factors may cause the Company's actual results to differ materially from the results indicated by these forward-looking statements.

     The Company is committed to developing, manufacturing and marketing monoclonal antibody-based products for the detection and treatment of cancers and other diseases. The Company's major focus is therapeutic antibodies that are designed to carry radioisotopes, chemotherapeutic agents, toxins, dyes or other substances to a specific target, such as a disease site or organ system, and bind to the target. The Company has several such antibodies in clinical development, including epratuzumab, which is in Phase III trials for the treatment of patients with non-Hodgkin's lymphoma. This antibody has been licensed to Amgen, Inc., for further development and commercialization in North America and Australia. The Company has two commercial diagnostic imaging agents which utilize the Company's monoclonal antibodies, CEA-Scan and LeukoScan, that are being sold for the detection of colorectal cancers and bone infections, respectively. These are the only products that the Company is currently licensed to market and sell and to date, the Company has received only limited revenues from the sale of these products. The Company is also developing new cancer therapeutic antibody technology involving the selective delivery of therapeutic agents through pre-targeting, in collaboration with IBC.

     From inception in 1982 until June 30, 2001, the Company had an accumulated deficit of approximately $114,000,000 and has never earned a profit. The Company obtains limited revenues from the sales of its approved products, CEA-Scan and LeukoScan. These revenues may not increase and the Company may be unable to commercialize additional products. In the absence of increased revenue from the sale of current or future products (the amount, timing, nature, or source of which cannot be predicted), the Company's losses will continue as it conducts its research and development activities. These activities may expand over time and require further resources, and the Company's operating losses are likely to be substantial over the next several years.

Results of Operations

Fiscal Year 2001 compared to Fiscal Year 2000

     Revenues for the fiscal year ended June 30, 2001, were $11,229,000 as compared to $5,973,000 in the fiscal year ended June 30, 2000, representing an increase of $5,256,000 or 88%. Product sales for fiscal year 2001 were $4,032,000, as compared to $4,124,000 in fiscal year 2000, representing a decrease of $92,000, principally reflecting the Company's transition in focus from development of in vivo imaging products to the development of therapeutic compounds. Royalties and license fee revenue for fiscal year 2001 increased by $3,744,000 from $14,000 to $3,758,000 as compared to fiscal 2000, primarily due to recognition of $3,750,000 of the $18,000,000 up-front payment received in conjunction with the execution of the Company's development and license agreement with Amgen. The up-front payment is being recognized as revenue at a rate of $750,000 per month over an estimated period of 24 months, beginning February 2001. Revenue from grants for research and development for fiscal year 2001 decreased by $29,000 from $639,000 to $610,000 as compared to fiscal 2000, primarily due to a lower rate of funding for grants. Interest and other income for fiscal year 2001 increased by $1,633,000 primarily due to increased levels of cash available for investment as a result of the sale of unregistered shares of common stock during fiscal 2000 and the receipt of the $18,000,000 payment from Amgen in February 2001.

     Total operating expenses for fiscal year 2001 were $16,783,000 as compared to $15,609,000 in fiscal year 2000, representing an increase of $1,174,000 or 8%. Research and development expenses increased by $1,594,000, from $8,670,000 to $10,264,000 as compared to fiscal year 2000, primarily due to increased research and development efforts and manufacturing expenses, including lab supplies associated with producing therapeutic compounds to be used in clinical trials. Cost of goods sold for fiscal year 2001 increased by $462,000, from $429,000 to $891,000 as compared to fiscal year 2000. Cost of goods in fiscal year 2000 reflects the benefit of product sales from inventory that was previously expensed by the Company prior to receiving product approval. Also, the cost of goods sold in fiscal years 2001 and 2000 includes a charge of approximately $105,000 and $155,000, respectively, relating to the expiration of vials of CEA-Scan previously manufactured and capitalized. Sales and marketing expenses for fiscal year 2001 were $2,502,000 as compared to $2,896,000 for fiscal year 2000, representing a decrease of $394,000, or 14%, primarily due to the Company-wide reorganization/restructuring as the Company refocused efforts on the development of therapeutic compounds. General and administrative costs for fiscal year 2001 decreased by $488,000 from $3,614,000 to $3,126,000 as compared to fiscal year 2000. The Company recognized an expense of $509,000 in fiscal 2001, as compared to $925,000 in fiscal 2000, associated with warrants issued to a financial advisor (see Note 7 to Consolidated Financial Statements). Also, in fiscal 2001, bonuses awarded to executives were $266,000 as compared to $880,000 in fiscal year 2000. In addition, the Company recognized a charge of $360,000 during fiscal year 2001 as a fee associated with the Company's entering into the Licensing and Development Agreement with Amgen (see Note 10 to Consolidated Financial Statements).

     During fiscal 2001, the Company sold approximately $10,106,000 of New Jersey state net operating losses, pursuant to a program offered by the State of New Jersey. The Company recorded an income tax benefit of $803,000 resulting from that transaction.

     Net loss allocable to common shareholders for fiscal year 2001 was $4,751,000, or $0.10 per common share, as compared to $10,132,000, or $0.23 per common share, in fiscal year 2000. The lower net loss allocable to common shareholders of $5,381,000 in 2001 as compared to fiscal year 2000 was primarily due to the Company's increased revenues principally related to the recognized portion of the Amgen up-front payment and interest earned on investments, the income tax benefit of $803,315 related to the sale of New Jersey state net operating losses during fiscal year 2001, and the fact that no dividends were owed on preferred stock during the fiscal year 2001. This was partially offset by higher operating expenses primarily in the area of research and development. In addition, the net loss allocable to common shareholders per share for fiscal 2001 was positively impacted by the higher weighted average number of shares outstanding during such period as compared to fiscal 2000. The increase in the weighted average number of shares outstanding from 43,976,658 to 49,498,002 was primarily due to the conversion in late calendar year 1999 of the Company's

Series F Preferred Stock into 5,772,031 shares of common stock and the issuance of 4,825,000 shares of common stock pursuant to the Company's equity financings during fiscal year 2000, as these shares were outstanding for the entire fiscal year 2001 (see Note 7 to Consolidated Financial Statements).

Fiscal Year 2000 compared to Fiscal Year 1999

     Revenues for the fiscal year ended June 30, 2000 were $5,973,000 as compared to $7,559,000 in the fiscal year ended June 30, 1999, representing a decrease of $1,586,000 or 21%. Product sales for the fiscal year 2000 were $4,124,000 as compared to $6,097,000 in fiscal year 1999, representing a decrease of $1,973,000. This was primarily due to the reorganization of the U.S. and European sales forces, which occurred in April 1999. Revenue from grants for research and development for fiscal year 2000 decreased by $48,000 from $687,000 to $639,000 as compared to fiscal 1999, primarily due to a lower rate of funding for grants. Interest and other income for fiscal year 2000 increased by $438,000 from $758,000 to $1,196,000 as compared with fiscal 1999. Interest income increased by $767,000 due to increased levels of cash available for investment as a result of the sale of unregistered shares of common stock during fiscal 2000. Other income decreased by $328,000 primarily due to the receipt of $300,000 in December 1998, in final settlement of all claims between the Company and Mallinckrodt, Inc. and its affiliate under certain prior distribution agreements, which were terminated in April 1998.

     Total operating expenses for fiscal year 2000 were $15,609,000 as compared to $18,838,000 in fiscal year 1999, representing a decrease of $3,229,000, or 17%. Research and development costs decreased by $1,430,000 from $10,100,000 to $8,670,000 as compared to fiscal year 1999, primarily due to the Company's restructuring efforts in fiscal 1999 and lower costs associated with reduced patient enrollment for clinical trials. Cost of goods sold for fiscal year 2000 increased by $49,000 from $379,000 to $428,000 as compared to fiscal year 1999. Included in the cost of goods sold for fiscal year 2000 is a charge of approximately $155,000 due to expiration of vials of CEA-Scan previously manufactured and capitalized which was partially offset by the effect of decreased product revenues. In addition, cost of goods sold for fiscal years 2000 and 1999 were favorably impacted because they did not include production costs of certain products sold because such costs were previously expensed prior to receiving the required regulatory approvals. Sales and marketing expenses for fiscal year 2000 were $2,896,000 as compared to $6,422,000 in fiscal year 1999, representing a decrease of $3,526,000 or 55% primarily due to the Company-wide reorganization/restructuring. General and administrative costs for fiscal year 2000 increased by $1,679,000 as compared to fiscal year 1999, primarily due to the recognition of an expense of $925,000 associated with warrants issued to a financial advisor in December 1999 and $880,000 awarded to executives as a bonus in fiscal year 2000 (see Note 7 to Consolidated Financial Statements).

     Net loss allocable to common shareholders for fiscal year 2000 was $10,132,000, or $0.23 per common share, as compared to $11,688,000, or $0.31 per common share, in fiscal year 1999. The lower net loss allocable to the common shareholders of $1,556,000 in 2000 as compared to fiscal year 1999 was primarily due to lower operating expenses, partially offset by lower revenues, as discussed above. In addition, the net loss allocable to common shareholders per share for fiscal 2000 was positively impacted by the higher weighted average number of shares outstanding during such period as compared to fiscal 1999. The increase in the weighted average number of shares outstanding from 37,782,376 to 43,976,658 was primarily due to the conversion of the Company's Series F Preferred Stock into 302,003 shares of common stock and the issuance of 4,825,000 shares of common stock pursuant to the Company's equity financings during fiscal year 2000. (see Note 7 to Consolidated Financial Statements).

Liquidity and Capital Resources

     Since inception, in 1982, the Company has financed its operations primarily through private placements of its equity securities, revenue earned under licensing agreements, revenue from sales of CEA-Scan and LeukoScan, grants from various sources, and investment income.

     At June 30, 2001, the Company had working capital of $43,202,000, representing an increase of $3,049,000 from $40,153,000 in June 30, 2000. At June 30, 2001, the Company had no long-term debt or capital lease obligations (see Notes 11 and 12 of Notes to Consolidated Financial Statements). The net increase in working capital resulted principally from the up-front payment of $18,000,000 received from the Amgen agreement partially offset by the net loss allocable to common shareholders during fiscal year 2001 of $4,751,000, capital expenditures and the recording of a portion of the up-front payment as deferred revenue as of June 30, 2001.

     On October 28, 1998, the Company entered into an Equipment Financing Agreement with the New England Capital Corporation, pursuant to which the Company has received $450,000, to be repaid over a 36-month period. The proceeds of such financing were used to exercise the early purchase options for equipment previously leased through a master lease agreement. At June 30, 2001, $70,000 was outstanding which is payable in monthly installments over the next five months. The financing is secured by various used equipment and an irrevocable letter of credit in the amount of $225,000. The letter of credit is collateralized by a cash deposit of an equivalent amount.

     The Company's cash, cash equivalents and marketable securities amounted to $53,291,000 at June 30, 2001, representing an increase of $12,425,000 from $40,866,000 at June 30, 2000. This increase was primarily attributable to the up-front payment of $18,000,000 received from the Amgen agreement, partially offset by the funding of operating expenses. It is anticipated that working capital and cash, cash equivalents, and marketable securities will decrease during fiscal year 2002 as a result of planned operating expenses and capital expenditures, offset in part by projected revenues from sales of the Company's imaging products in the U. S. and Europe. However, there can be no assurance as to the amount of revenues, if any, these imaging products will provide.

     To date, the Company has not generated positive cash flow from operations, excluding the effects of the up-front payment received from Amgen in fiscal year 2001. The Company believes that its existing working capital should be sufficient to meet its capital and liquidity requirements for the next twelve months. Actual results could differ materially from the Company's expectation as a result of a number of risks and uncertainties, including the risks described in Exhibit 99.1 annexed hereto. The Company's working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on the Company's liquidity. Principal among these are the success of product commercialization and marketing products, the technological advantages and pricing of the Company's products, the impact of the regulatory requirements applicable to the Company and access to capital markets that can provide the Company with the resources when necessary to fund its strategic priorities. Unless there is a significant increase in product revenues, the Company will require additional financial resources after it utilizes its current liquid assets in order for it to continue its projected levels of research and development, clinical trials of its potential products and regulatory filings for new indications of existing products. Additional financing may not be available to the Company at all or on terms it finds acceptable or the terms of such financing may cause substantial dilution to existing stockholders.

     The Company intends to supplement its financial resources from time to time as market conditions permit through additional debt or equity financings and through collaborative marketing and distribution agreements. The Company continues to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of its proprietary technologies. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

Recently Issued Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations be accounted for under a single method -- the purchase method. Use of the pooling-of-interests method no longer is permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. SFAS No. 142 has no impact on the historical financial statements of the Company as the Company does not have any goodwill or intangible assets which resulted from business combinations.

Item 7A -- Quantitative and Qualitative Disclosures About Market Risk

     The following discussion about the Company's exposure to market risk of financial instruments contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those described due to a number of factors, including uncertainties associated with general economic conditions and conditions impacting the Company's industry.

     The Company's holdings of financial instruments are comprised primarily of corporate debt. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company's debt security portfolio represents funds held temporarily pending use in its business and operations. The Company manages these funds accordingly. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate or return. The Company's market risk exposure consists principally of exposure to changes in interest rates. The Company's holdings also are exposed to the risks of changes in the credit quality of issuers. The Company typically invests in highly liquid debt instruments with fixed interest rates.

     The table below presents the principal amounts and related weighted average interest rates by fiscal year of maturity for our investment portfolio as of June 30, 2001:

                                                                                                        Fair
                            2002         2003         2004        2005         2006        Total       Value
                         --------    ---------     --------   ---------    ---------     --------   --------
(in Thousands $).......
Fixed rate............. $ 25,300      $ 9,275      $ 8,493      $   --      $   999      $44,067    $ 44,683
Average interest rate..     6.04%        5.84%        4.70%         --         7.28%        5.77%         --


                                       22

Item 8 -- Financial Statements and Supplementary Data


                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               June 30,                June 30,
                                                                                 2001                    2000
                                                                            -------------           -------------

ASSETS

Current Assets:
     Cash and cash equivalents...........................................  $   8,607,901           $  11,114,079
     Marketable securities...............................................     44,682,954              29,751,987
     Accounts receivable, net of allowance for
       doubtful accounts of $125,440 and $152,154 at
       June 30, 2001 and June 30, 2000,  respectively....................        792,598                 603,398
     Inventory...........................................................        750,769               1,036,900
     Other current assets................................................      1,151,548               1,324,093
                                                                            -------------           -------------
          Total current assets...........................................     55,985,770              43,830,457

Property and equipment, net of accumulated
       depreciation of $8,711,412 and $7,760,638 at
       June 30, 2001 and June 30, 2000,  respectively....................      3,395,310               3,970,680

Other long-term assets...................................................        276,157                 225,000
                                                                            -------------           -------------
                                                                           $  59,657,237           $  48,026,137
                                                                            =============           =============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt...................................   $     70,412            $    158,058
     Accounts payable....................................................      1,607,176               1,836,283
     Deferred revenue....................................................      9,000,000                       -
     Other current liabilities...........................................      2,106,254               1,683,266
                                                                            -------------           -------------
          Total current liabilities......................................     12,783,842               3,677,607
                                                                            -------------           -------------
Long-term debt...........................................................              -                  70,412
Deferred revenue.........................................................      5,250,000                       -
Minority interest........................................................        182,000                 182,000

Commitments and Contingencies
Stockholders' Equity:
     Preferred stock; $.01 par value, authorized 10,000,000 shares;
          issued and outstanding 0 shares
          at June 30, 2001 and 2000......................................              -                       -
     Common stock; $.01 par value, authorized 70,000,000 shares;
          issued and outstanding 49,533,871 and 49,329,121 shares
          at June 30, 2001 and 2000, respectively........................        495,339                 493,291
     Capital contributed in excess of par................................    155,116,973             153,242,000
     Accumulated deficit.................................................   (114,281,279)           (109,530,489)
     Accumulated other comprehensive income (loss).......................        110,362                (108,684)
                                                                            -------------           -------------
          Total stockholders' equity.....................................     41,441,395              44,096,118
                                                                            -------------           -------------
                                                                           $  59,657,237           $  48,026,137
                                                                            =============           =============

          See accompanying notes to consolidated financial statements.


                                         IMMUNOMEDICS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                   Years ended June 30,
                                                                      ------------------------------------------------
                                                                             2001              2000              1999
                                                                      ------------      ------------      ------------
Revenues:
     Product sales.................................................. $  4,032,020      $  4,123,997      $  6,096,628
     Royalties and license fee......................................    3,758,196            14,598            18,454
     Research and development.......................................      609,577           638,599           686,537
     Interest and other.............................................    2,829,515         1,196,261           757,813
                                                                      ------------      ------------      ------------
                                                                       11,229,308         5,973,455         7,559,432
                                                                      ------------      ------------      ------------

Costs and expenses:
     Cost of goods sold.............................................      890,813           428,445           379,496
     Research and development.......................................   10,264,042         8,669,599        10,099,893
     Sales and marketing............................................    2,502,101         2,896,132         6,422,273
     General and administrative.....................................    3,126,457         3,614,806         1,936,125
                                                                      ------------      ------------      ------------
                                                                       16,783,413        15,608,982        18,837,787
                                                                      ------------      ------------      ------------
Net loss before income tax benefit..................................   (5,554,105)       (9,635,527)      (11,278,355)

Income tax benefit..................................................      803,315                 -                 -
                                                                      ------------      ------------      ------------
Net loss............................................................   (4,750,790)       (9,635,527)      (11,278,355)
                                                                      ------------      ------------      ------------
Preferred stock dividends...........................................            -           496,684           409,444
                                                                      ------------      ------------      ------------
Net loss allocable to common shareholders                            $ (4,750,790)    $ (10,132,211)    $ (11,687,799)
                                                                      ============      ============      ============

Comprehensive Loss:
     Net loss.......................................................   (4,750,790)       (9,635,527)      (11,278,355)

    Other comprehensive income (loss), net of tax:
           Foreign currency translation adjustments.................     (130,009)          (86,494)            8,128
           Unrealized gain (loss) on securities available for sale..      349,055           (30,318)               15
                                                                      ------------      ------------      ------------
    Other comprehensive income (loss)...............................      219,046          (116,812)            8,143
                                                                      ------------      ------------      ------------
Comprehensive loss ................................................. $ (4,531,744)     $ (9,752,339)    $ (11,270,212)
                                                                      ============      ============      ============
Net loss per basic and diluted common share......................... $      (0.10)     $      (0.23)    $       (0.31)
                                                                      ============      ============      ============
Weighted average number of
   shares outstanding...............................................   49,498,002        43,976,658        37,782,376
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

                                                               IMMUNOMEDICS, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                               Convertible         Common          Capital                  Accumulated
                                             Preferred Stock        Stock        Contributed                   Other
                                             ----------------------------------   in Excess    Accumulated Comprehensive
                                             Shares   Amount   Shares    Amount     of Par        Deficit  Income/(Loss)    Total
                                             ---------------------------------------------------------------------------------------
Balance, at June 30, 1998....................    -     $  -  37,586,087 $375,861 $ 97,987,728 $ (87,837,979)  $   (15) $ 10,525,595
  Issuance of common stock
    pursuant to Equity Line, net.............    -        -     302,003    3,020      846,980             -         -       850,000
  Issuance of convertible
    preferred stock (Series F), net..........1,250       13           -        -   12,349,787             -         -    12,349,800
  Accretion of preferred stock dividends.....    -        -           -        -      281,944      (281,944)        -             -
  Other comprehensive income ................    -        -           -        -            -             -     8,143         8,143
  Net loss...................................    -        -           -        -            -   (11,278,355)        -   (11,278,355)
                                             ---------------------------------------------------------------------------------------
Balance, at June 30, 1999....................1,250       13  37,888,090  378,881  111,466,439   (99,398,278)    8,128    12,455,183
  Issuance of common stock
     pursuant to private
     placements, net.........................    -        -   4,825,000   48,250   42,611,489             -         -    42,659,739
  Issuance of common stock
    in exchange for convertible
    preferred stock (Series F), net.......... (655)      (7)  5,772,031   57,720      (57,713)            -         -             -
  Redemption of convertible
    preferred stock (Series F), net.......... (595)      (6)          -        -   (6,187,994)     (297,500)        -    (6,485,500)
  Exercise of options to
    purchase common stock....................    -        -     844,000    8,440    3,628,135                       -     3,636,575
  Accretion of preferred stock dividends.....    -        -           -        -      199,184      (199,184)        -             -
  Capital contribution pursuant to
     Section 16(b) of Securities
     Exchange Act of 1934....................    -        -           -        -      657,722             -         -       657,722
  Issuance of warrants to financial advisor..    -        -           -        -      924,738             -         -       924,738
  Other comprehensive loss...................    -        -           -        -            -             -  (116,812)     (116,812)
  Net loss...................................    -        -           -        -            -    (9,635,527)        -    (9,635,527)
                                             ---------------------------------------------------------------------------------------
Balance, at June 30, 2000....................    -        -  49,329,121  493,291  153,242,000  (109,530,489) (108,684)   44,096,118
  Exercise of options to
    purchase common stock....................    -        -     204,750    2,048    1,250,672             -         -     1,252,720
  Issuance of warrants to financial advisor..    -        -           -        -      508,991             -         -       508,991
  Compensation expense associated with
    issuance of stock options to employees...    -        -           -        -      115,310             -         -       115,310
  Other comprehensive income ................    -        -           -        -            -             -   219,046       219,046
  Net loss...................................    -        -           -        -            -    (4,750,790)        -    (4,750,790)
                                             ---------------------------------------------------------------------------------------
Balance, at June 30, 2001....................    -     $  -  49,533,871 $495,339 $155,116,973 $(114,281,279) $110,362  $ 41,441,395
                                             =======================================================================================


          See accompanying notes to consolidated financial statements.


                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years ended June 30,
                                                                     --------------------------------------------
                                                                         2001            2000            1999
                                                                     ------------    ------------    ------------
Cash flows used in operating activities:

      Net loss......................................................$ (4,750,790)   $ (9,635,527)   $(11,278,355)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation...................................................    950,774         971,481         978,975
      Provision for allowance for doubtful accounts..................     54,214         116,019          18,000
      Amortization of bond premium...................................    123,479           2,108               -
      Compensation expense for granting of minority interest.........          -               -         182,000
      Non-cash expense relating to issuance of warrants..............    508,991         924,738               -
      Compensation expense associated with
         issuance of stock options to employees......................    115,310               -               -
      Other..........................................................   (130,009)        (86,494)          8,128
      Changes in operating assets and liabilities:
           Accounts receivable.......................................   (243,414)        382,403         (80,343)
           Inventories...............................................    286,131        (218,017)         95,044
           Other current assets......................................    172,545        (750,673)       (227,929)
           Accounts payable..........................................   (229,107)       (242,279)        247,104
           Deferred revenue.......................................... 14,250,000               -               -
           Other current liabilities.................................    422,988        (187,683)       (713,820)
                                                                     ------------    ------------    ------------
          Net cash provided by (used in) operating activities........ 11,531,112      (8,723,924)    (10,771,196)
                                                                     ------------    ------------    ------------
Cash flows used in investing activities:

     Purchase of marketable securities...............................(53,295,258)    (46,534,240)    (15,816,875)
     Proceeds from maturities of marketable securities............... 38,589,867      22,702,225       9,879,337
     Additions to property and equipment.............................   (375,404)       (124,022)       (737,179)
                                                                     ------------    ------------    ------------
          Net cash used in investing activities......................(15,080,795)    (23,956,037)     (6,674,717)
                                                                     ------------    ------------    ------------
Cash flows provided by financing activities:

     Issuance of convertible preferred stock, net....................          -               -      12,349,800
     Issuance of common stock, net...................................          -      42,659,739         850,000
     Redemption of preferred stock, net..............................          -      (5,950,000)              -
     Preferred stock dividends paid upon redemption..................          -        (535,500)              -
     Capital contribution pursuant to Section16(b) of
          Securities Exchange Act of 1934............................          -         657,722               -
     Deposits - cash collateral......................................    (51,157)              -        (225,000)
     Proceeds from debt..............................................          -               -         450,000
     Payments of debt................................................   (158,058)       (143,757)        (77,773)
     Exercise of stock options.......................................  1,252,720       3,636,575               -
                                                                     ------------    ------------    ------------
          Net cash provided by financing activities..................  1,043,505      40,324,779      13,347,027
                                                                     ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents..................... (2,506,178)      7,644,818      (4,098,886)

Cash and cash equivalents at beginning of period..................... 11,114,079       3,469,261       7,568,147
                                                                     ------------    ------------    ------------
Cash and cash equivalents at end of period..........................$  8,607,901    $ 11,114,079    $  3,469,261
                                                                     ============    ============    ============


          See accompanying notes to consolidated financial statements.

                       Immunomedics, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements

1.     Business Overview

     Immunomedics, Inc. (the "Company") is engaged in researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based diagnostics and therapeutics for cancer and infectious diseases. The Company currently markets and sells CEA-Scan(R)in the U.S., and CEA-Scan and LeukoScan(R)throughout Europe and in certain other markets outside the U.S.

     The Company's operations encompass all the risks inherent in developing and expanding a biopharmaceutical enterprise, including: (1) uncertainty regarding the timing and amount of future revenues to be derived from the Company's technology; (2) obtaining future capital as needed; (3) attracting and retaining key personnel; and (4) a business environment with substantial competition, rapid technological change and strict government regulation.

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

2.     Summary of Significant Accounting Policies

Principles of Consolidation and Presentation

     The consolidated financial statements include the accounts of Immunomedics, Inc. and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest is recorded for a majority-owned subsidiary (see Note 10). Certain amounts have been reclassified to conform to the current year presentation.

Cash Equivalents and Marketable Securities

     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less, at the time of purchase, to be cash equivalents.

     The Company's investments in cash equivalents and marketable securities are available for sale to fund growth in operations. The portfolio at June 30, 2001 primarily consists of corporate debt securities.

Concentration of Credit Risk

     Cash, cash equivalents, and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. The Company invests its cash in debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates. The Company has historically held the investments to maturity. However, the

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

Company has the ability to sell these investments before maturity and has therefore classified the investments as available for sale. The Company has not experienced any significant losses on its investments.

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

Revenue Recognition

     Payments received under contracts to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Payments received in advance which are related to future performance are deferred and recognized as revenue when the research projects are performed. Upfront nonrefundable fees associated with license and development agreements where the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. Revenues from the achievement of research and development milestones are recognized when the milestones are achieved.

     Revenue from the sale of diagnostic products is recognized at the time of shipment.

Research and Development Costs

     Research and development costs are expensed as incurred.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities relate to the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements and tax returns. During fiscal 2001, the Company

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

recognized a tax benefit as a result of the sale of New Jersey net operating loss carryforwards (see Note 8).

Net Loss Per Share

     Net loss per basic and diluted common share is based on the net loss for the relevant period, adjusted for Preferred Stock dividends, divided by the weighted average number of common shares issued and outstanding during the period. Preferred Stock dividends for the fiscal year 2000 included $199,184 related to a 4% per annum stated value increase in security and a $297,500 premium paid in December 1999 in connection with the redemption of the Series F Preferred Stock. Preferred Stock dividends for fiscal year 1999 included $281,944 related to a 4% per annum stated value increase in security and an assumed incremental yield attributable to a beneficial conversion feature of $127,500. No such Preferred Stock dividends were recorded in fiscal year 2001 as the related Preferred Stock was fully redeemed in December 1999. For the purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the years ended June 30, 2001, 2000 and 1999. The common stock equivalents excluded from the diluted per share calculation are 2,456,750, 1,936,000 and 2,611,500 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Comprehensive Loss

     Comprehensive loss consists of net loss, net unrealized gains (losses) on securities available for sale and certain foreign exchange changes and is presented in the consolidated statements of operations and comprehensive loss.

Employee Stock Options

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

     When the exercise price of employee or director stock options is less than the fair value of

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

the underlying stock on the grant date, the Company records compensation expense for the difference over the vesting period of the options. Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employee for Acquiring, or in Conjunction with Selling, Goods or Services and recognized over the related vesting period.

Financial Instruments

     The carrying amounts of cash and cash equivalents, other current assets and current liabilities approximate fair value due to the short-term maturity of these instruments. The fair value, which equals carrying value, of marketable securities available for sale is based on quoted market prices. Long-term debt rates are consistent with market rates; thus carrying value approximates fair value.

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued and, as amended, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments including certain derivative instruments embedded in other contracts and requires derivative instruments to be recognized as assets and liabilities and recorded at fair value. The Company currently is not party to any derivative instruments. The Company's adoption of SFAS No. 133 had no impact on the Company's consolidated financial statements. Any future transactions involving derivative instruments will be evaluated based on SFAS No. 133.

3.     Marketable Securities

     The Company utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income (loss). The Company considers all of its current investments to be available-for-sale. Marketable securities at June 30, 2001 and 2000 consist of the following:


                                                   Gross            Gross          Estimated
                                  Amortized      Unrealized       Unrealized         Fair
                                    Cost            Gain             Loss            Value
  -------------------------------------------------------------------------------------------
  June 30, 2001
  Corporate Debt Securities    $ 44,364,000    $    351,000      $  (32,000)     $ 44,683,000
                               ============      ==========      ===========     ============

  June 30, 2000
  U.S. Government Securities   $  1,501,000    $          -      $   (4,000)     $  1,497,000
  Corporate Debt Securities      28,281,000          7,000          (33,000)       28,255,000
                               ------------    ------------      -----------     ------------
                               $ 29,782,000    $      7,000      $  (37,000)     $ 29,752,000
                               ============    ============      ===========     ============


                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

     Maturities of debt securities classified as available for sale were as follows at June 30, 2001:

                                                               Estimated
                                            Amortized             Fair
                                               Cost               Value
------------------------------------------------------------------------

Due within one year                       $ 25,419,000      $ 25,603,000
Due after one year through five years       18,945,000        19,080,000
                                          ------------      ------------
                                          $ 44,364,000      $ 44,683,000
                                          ============      ============

4.       Inventory

         Inventory consists of the following at June 30:

                                                2001                2000
                                          ----------          ----------

         Finished goods                   $  611,000          $  664,000
         Raw materials                       140,000             373,000
                                          ----------          ----------
                                          $  751,000          $1,037,000
                                          ==========          ==========

5.     Property and Equipment

        Property and equipment consists of the following at June 30:

                                                2001                2000
                                        ------------        ------------
        Machinery and equipment         $  3,506,000        $  3,219,000
        Leasehold improvements             6,952,000           6,925,000
        Furniture and fixtures               682,000             674,000
        Computer equipment                   967,000             913,000
                                        ------------        ------------
                                          12,107,000          11,731,000
        Accumulated depreciation
           and amortization               (8,712,000)         (7,760,000)
                                        -------------       ------------
                                        $  3,395,000        $  3,971,000
                                        ============        ============

6.     Other Current Liabilities

     Included  in other  current  liabilities  are  amounts  payable  to medical
institutions   participating  in  the  Company's   clinical  trial  programs  of
approximately $617,000 and $536,000 at June 30, 2001 and 2000, respectively. Also included are amounts payable to various legal counsel of approximately $436,000 and $494,000, accrued health insurance liabilities of approximately $239,000 and $239,000, accrued bonuses of $266,000 and $0 and for the monies owed for Small Business Innovation Research ("SBIR") grant subcontracted to Garden State Cancer Center ("GSCC") in the amount of $107,000 and $0 at June 30, 2001 and 2000, respectively.

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

7.     Stockholders' Equity

     The Certificate of Incorporation of the Company authorizes 10,000,000 shares of preferred stock at $.01 par value per share. The preferred stock may be issued from time to time in one or more series, with such distinctive serial designations, rights and preferences as shall be determined by the Board of Directors.

     On December 23, 1997, the Company entered into a Structured Equity Line Flexible Financing Agreement (the "Equity Line") with an investor (the "Investor"), pursuant to which, subject to the satisfaction of certain conditions, the Company could have received up to an aggregate of $30,000,000 over a 36-month period. The Company terminated the Equity Line as of December 9, 1998. As of the termination date, the Company had received a total of $5,350,000 for which the Company issued 1,358,838 shares of common stock. In connection with the Equity Line, the Company issued to the Investor a four-year warrant to purchase 50,000 shares of common stock at an exercise price of $7.5375 per share (180% of the closing sales price of the Company's common stock at the time of issuance). In addition, the Company issued to the Investor an additional four-year warrant to purchase 54,000 shares of common stock (representing 5,000 shares for each $500,000 of common stock purchased by the Investor under the Equity Line during calendar year 1998). The exercise price of such additional warrant is $7.087 per share (180% of the weighted average purchase price of the common stock purchased by the Investor during the year). These warrants are outstanding as of June 30, 2001.

     On December 9, 1998, the Company completed a private placement of 1,250 shares of Series F Convertible Preferred Stock (the "Series F Stock") to several investors and received net proceeds of $12,349,800. Each share of Series F Stock had an initial stated value of $10,000, which increased at the rate of 4% per annum. As of December 16, 1999, 655 shares of the Series F Stock had been converted into 5,772,031 shares of common stock in non-cash transactions. The remaining 595 shares of Series F Stock were repurchased, in accordance with the terms of the Series F Stock, by the Company on that date from the then current holders at a price equal to 109% of the initial stated value of $10,000 per share of Series F Stock.

     On December 16, 1999, the Company issued warrants covering 75,000 shares of its common stock at an exercise price of $6.50 per share. The warrants were issued to induce a financial advisor to enter into a financial advisory agreement with the Company. In accordance with EITF Issue No 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and other relative accounting literature, the Company was required to measure the expense associated with the warrants at each reporting date and recognize the appropriate portion of the expense at the end of each reporting period until the measurement date was reached (December 31, 2000 in this transaction). As a result, the Company recognized a proportionate share of the general and administrative expense of approximately $509,000 and $925,000 during the fiscal years ended June 30, 2001 and 2000, respectively, which represented the estimated value of the warrants as of that date. These warrants are outstanding as of June 30, 2001.

     On December 14, 1999, the Company completed a private placement of 2,500,000 shares of its common stock at $3.00 per share to several investors and received net proceeds of $7,220,000. Substantially all of the net proceeds were used to redeem the Series F Stock as described above.

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

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

     These covenants will cease to apply at such time as the investors in this financing and their affiliates beneficially own less than 5% of the Company's common stock. Such investors in the aggregate currently continue to beneficially own more than 5% of the Company's outstanding common stock. Prior to the time, if ever, when the investors' equity interest falls below 5%, the investors may waive any one or more of the covenants set forth in the Company's Common Stock Purchase Agreement.

     On February 16, 2000, the Company completed another private placement of 2,350,000 shares of common stock at $16.00 per share to several investors and received net proceeds of $35,443,000.

     Under the terms of the Company's 1983 Stock Option Plan, as amended (the "1983 Plan"), stock options were granted to employees and members of the Board of Directors, as determined by the Compensation Committee of the Board of Directors, at fair market value, become exercisable at 25% per year on each of the first through fourth anniversaries of the date of grant, and terminate if not exercised within ten years. In June 1993, the 1983 Plan expired, although options granted under the 1983 Plan which have not terminated may continue to be exercised. On November 5, 1992, at the Company's Annual Meeting of Stockholders, adoption of the Company's 1992 Stock Option Plan (the "1992 Plan" and, together with the 1983 Plan, the "Plans") was ratified. The basic terms of the 1992 Plan are substantially similar to those under the Company's 1983 Plan. Under the 1992 Plan, 3,000,000 shares were originally reserved for possible future issuance upon exercise of stock options. At the Company's annual meeting of stockholders, which was held on December 6, 2000, the stockholders approved an amendment to the 1992 Stock Option Plan to authorize an additional 5,000,000 shares of common stock for possible future issuance. At June 30, 2001, 4,630,875 shares of common stock were still available for future grant and 6,908,625 shares of common stock were reserved for possible future issuance upon exercise of stock options outstanding and future stock option grants.

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

     Pursuant to the terms of the 1992 Plan, each outside Director of the Company who had been a Director prior to July 1st of each year is granted, on the first business day of July of each year, an option to purchase shares of the Company's common stock at fair market value on the grant date, the amount of which is determined at the discretion of the Company's Board of Directors. For July 1, 2001, stock options covering 60,000 shares of common stock options were granted to these Directors.

     In April 2000, David M. Goldenberg, the Company's Chairman and his wife, Cynthia L. Sullivan, the Company's President and Chief Executive Officer, paid to the Company the sum of $657,722 in accordance with the provisions of Section 16(b) of the Securities Exchange Act of 1934. Such amount represents the short swing profit realized as a result of purchase and sale transactions which occurred within a six month period. The Company recorded such amount as a contribution of capital in its June 30, 2000 consolidated balance sheet as it is related to a transaction with the Company's equity.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, and applies APB Opinion No. 25 in accounting for its plans and, accordingly, has not recognized compensation cost for its stock option plan in its consolidated financial statements, except for compensation cost associated with 325,000 stock options issued at an exercise price lower than the stock price on the date of grant as described further below. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss allocable to common shareholders and related per share amounts would have been the pro forma amounts indicated below:


                                            2001           2000          1999
                                       ---------     ----------    ----------
Net loss allocable to common
 shareholders- as reported........... $4,750,790    $10,132,211   $11,687,799
Net loss allocable to common
 shareholders- pro forma.............  8,808,155     11,567,788    11,962,194

Net loss allocable to common
 shareholders per share as reported..        .10            .23           .31
Net loss allocable to common
 shareholders per share - pro forma..        .18            .26           .32

     The fair value of each option granted during the three years ended June 30, 2001 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (I) dividend yield of 0%,
(II) expected term of 8 years for June 30, 2001, 2000, and 1999, (III) expected volatility of 129% at June 30, 2001, 126% at June 30, 2000 and 80% at June 30, 1999, and (IV) a risk-free interest rate of 5.01%, 5.90% and 5.06% for the years ended June 30, 2001, 2000, and 1999, respectively. The weighted average fair value at the date of grant for options granted during the years ended June 30, 2001, 2000 and 1999 was $16.94, $11.89 and $1.26 per share, respectively.

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

     Information concerning options for the years ended June 30, 2001, 2000 and 1999 is summarized as follows:

                                                  Fiscal 2001
                                                  -----------
                                         Shares         Option Price Range
                                       ---------        ------------------
  Outstanding, July 1, 2000            1,757,000        $1.22   -    20.94
  Granted                                820,500         8.32   -    24.56
  Exercised                             (204,750)        1.44   -    12.88
  Terminated                             (95,000)        1.22   -    24.56
                                       ---------
  Outstanding, June 30, 2001           2,277,750         1.22   -    24.56
                                       ---------
  Exercisable, June 30, 2001           1,103,250         1.78   -    12.88
                                       ---------

                                                  Fiscal 2000
                                                  -----------
                                         Shares         Option Price Range
                                       ---------        ------------------
  Outstanding, July 1, 1999            2,507,000        $1.78   -    12.88
  Granted                                297,000         1.22   -    20.94
  Exercised                             (844,000)        1.78   -    12.88
  Terminated                            (203,000)        1.44   -     8.63
                                       ---------
  Outstanding, June 30, 2000           1,757,000         1.22   -    20.94
                                       ---------

                                                  Fiscal 1999
                                                  -----------
                                         Shares         Option Price Range
                                       ---------        ------------------
  Outstanding, July 1, 1998            1,987,500        $2.25   -    12.88
  Granted                                945,000         1.78   -     4.63
  Terminated                            (425,000)        2.25   -     6.13
                                       ---------
  Outstanding, June 30, 1999           2,507,500         1.78   -    12.88
                                       ---------


     The following table summarizes information concerning options outstanding under the Plans at June 30, 2001:

                             Weighted   Weighted                    Weighted
                    Number    average   average       Number         average
   Range of     outstanding  exercise  remaining    exercisable     exercise
exercise price  at 6/30/01     price   term (yrs.)  at 6/30/01        price
--------------  -----------  --------  -----------  -----------    ---------
 1.22- 3.00       303,500    $ 1.76       7.6         140,500      $  1.80
 3.01- 5.00       798,000      3.80       4.3         655,750         3.82
 5.01- 8.00       159,750      7.18       4.0         158,500         7.20
 8.01-12.00       105,500      8.37       9.8               -            -
12.01-18.00       667,000     17.37       9.1         145,500        17.02
18.01-24.56       244,000     20.88       9.3           3,000        19.63
                -----------  --------  -----------  -----------    ---------
                2,277,750    $ 9.78       7.3       1,103,250       $ 5.83
                ===========  ========  ===========  ===========    =========

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

     On May 18, 2000 the Board of Directors approved granting an aggregate of 325,000 stock options to Dr. David M. Goldenberg and Cynthia L. Sullivan which were subject to shareholder approval. Such approval was obtained from the shareholders during December 2000. The stock options were granted with an exercise price of $17.75 representing the stock price on the day of the Board of Directors' approval. The difference in the stock price on that date as compared to the stock price of $19.06 on the date the shareholders approval was obtained resulted in compensation cost of $425,750 which is being expensed by the Company over the vesting period of 4 years. During fiscal year 2001, the Company recorded $115,310 as a general and administrative expense.

8.     Income Taxes

     The Company utilizes SFAS No. 109, Accounting for Income Taxes to account for income taxes. During fiscal 2001, the Company recognized a tax benefit of $803,315 from the sale of $10,106,000 of New Jersey net operating loss carryforwards. Pursuant to the accounting standard, the tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets as of June 30, 2001, 2000, and 1999 are presented below:


                                              2001          2000           1999
                                      ------------  ------------   ------------
Deferred tax assets:
  Net operating loss carry forwards   $ 48,036,000  $ 46,455,000   $ 37,722,000
  Research and development credits       4,718,000     4,500,000      4,364,000
  Property and equipment                 1,248,000     1,058,000        838,000
  Other                                  1,429,000       746,000        383,000
                                      ------------  ------------   ------------
  Total                                 55,431,000    52,759,000     43,307,000

  Valuation allowance                  (55,431,000)  (52,759,000)   (43,307,000)
                                      ------------  ------------   ------------

  Net deferred taxes                  $         --  $         --   $        --
                                      ============  ============   ============

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for fiscal years 2001, 2000 and 1999 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company continues to incur losses. The tax benefit assumed using the federal statutory tax rate of 34% has been reduced to an actual benefit of zero due principally to the aforementioned valuation allowance. The differences between book income and tax income primarily relates to exercise of employee stock options and depreciation.

     At  June  30,  2001,   the  Company  has  available   net  operating   loss
carryforwards  for  federal  income  tax  reporting  purposes  of  approximately
$128,000,000 and for state income tax reporting purposes of approximately $106,000,000, which expire at various dates between fiscal 2002 and 2022. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company's net operating loss and research credit carryforwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. As a result of certain financing arrangements, the Company may have experienced such ownership changes. Accordingly, the Company's net operating loss carryforwards available to

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

offset future federal taxable income arising before such ownership changes may be limited. Similarly, the Company may be restricted in using its research credit carryforwards arising before such ownership changes to offset future federal income tax expense. Of the deferred tax asset valuation allowance related  to the net  operating  loss  carryforwards,  approximately  $18,200,000 relates to a tax deduction for non-qualified stock options. The Company will increase capital contributed in excess of par when these benefits are deemed to be more likely than not to be realized for tax purposes. The net operating loss carryforwards for federal income tax reporting purposes referred to above excludes certain losses from the Company's operations in The Netherlands, which may also be limited. The Company made no payments of federal or state income taxes during the years ended June 30, 2001, 2000 and 1999.

9.     Related-Party Transactions

     The Center for Molecular Medicine and Immunology ("CMMI") (also known as the Garden State Cancer Center) is a not-for-profit corporation, established in 1983 by Dr. David M. Goldenberg, Chairman of the Board and a major shareholder of the Company. CMMI is devoted primarily to cancer research.

     Dr. Goldenberg currently serves as the President of CMMI pursuant to an employment agreement and during fiscal 2001 devoted more of his working time to CMMI than to the Company. Allocations between CMMI and the Company regarding research projects are overseen by the Board of Trustees of CMMI and the Board of Directors of the Company, excluding Dr. Goldenberg, to minimize potential conflicts of interest. Dr. Hans Hansen, an officer of the Company, is an adjunct member of CMMI.

     CMMI is currently conducting basic research and pre-clinical evaluations in a number of areas of potential interest to the Company. Under its license agreement with CMMI, the Company has the right of first negotiation to obtain exclusive, worldwide licenses from CMMI to manufacture and market potential products and technology covered by the license agreement under terms representing fair market price, to be determined at the time the license is obtained.

     The license agreement terminates on January 21, 2002, with the Company having the right to seek good-faith negotiation to extend the agreement for an additional five-year period. The Company retains licensing rights to inventions made during the term of the agreement for a period of five years from the time of disclosure. Pursuant to a collaborative research and license agreement, dated as of January 21, 1997, between the Company and CMMI, the Company has paid to CMMI an annual license fee of $200,000 in each of the fiscal years 2001, 2000 and 1999.

     The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amounts of approximately $155,000, $128,000 and $45,000 during the years ended June 30, 2001, 2000 and 1999, respectively. The Company also provides CMMI with laboratory materials and supplies.

     During each of the fiscal years 2001 and 1999, the Board of Directors of the Company authorized grants to CMMI of $200,000 to support research and pre-clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI.

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

10.    License and Distribution Agreements

     On November 24, 1997, the Company entered into a Distribution Agreement with Eli Lilly Deutschland GmbH ("Lilly") pursuant to which Lilly packages and distributes LeukoScan within the countries comprising the European Union and certain other countries subject to receipt of regulatory approvals. Also, effective April 6, 1998, Lilly began packaging and distributing CEA-Scan within the countries comprising the European Union. The Company pays Lilly a service fee based primarily on the number of units of product packaged and shipped. Lilly has notified the Company that it intends to terminate its Distribution Agreement with the Company as of the end of the current calendar year. The Company expects to establish alternate distribution arrangements by that time.

     Effective as of April 6, 1998, the Company appointed a subsidiary of AmeriSourceBergen Corporation (formerly Bergen Brunswick) as a non-exclusive distributor of CEA-Scan in the U.S. Such subsidiary (currently Integrated Commercialization Solutions, Inc. ("ICS")) serves as an agent of the Company in providing product support services, including customer service, order management, distribution, invoicing and collections.

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

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

Goldenberg and IMG have entered into an operating agreement (the "IMG Operating Agreement") that establishes their relative rights and obligations (see Note
11). In connection with Dr. Goldenberg's receipt of an interest in IMG, the Company recognized $182,000 of compensation expense in fiscal year 1999, based on the fair value of technology transferred, and has reflected his interest as a minority interest in the consolidated financial statements. There has been no changes to the minority interest since initially recorded. Dr. Goldenberg also serves as Chairman of the Board of IBC.

     On February 29, 2000, the Company signed a Letter Agreement with KOL Bio-Medical Instruments, Inc. ("KOL"), granting KOL exclusive rights to market and sell CEA-Scan in the northeastern U.S. This agreement was terminated by the Company on April 19, 2001 and all obligations pursuant to the Letter Agreement were satisfied upon termination.

     On December 17, 2000, the Company signed a Development and License Agreement with Amgen Inc. ("Amgen"). The Agreement provides Amgen with the exclusive rights to clinical development and commercialization of the Company's naked CD22 antibody product, epratuzumab, for the treatment of non-Hodgkin's lymphoma in the territories of North America and Australia.

     Pursuant to the Amgen Development and License Agreement, the Company received an up-front payment of $18,000,000 from Amgen on the closing date of February 1, 2001 and could potentially receive clinical milestones and future royalties. The up-front payment of $18,000,000 is being recognized as revenue of $750,000 per month over a period of 24 months, beginning February 2001, which is management's best estimate of the period of time required for the parties to fulfill their obligations under the Development and License Agreement related to the manufacture of epratuzumab. Accordingly, the Company recognized $3,750,000 as royalties and license fee revenue during fiscal year 2001. The remaining $14,250,000 is recorded as "Deferred revenue", of which $9,000,000 and $5,250,000 is classified as current and non-current, respectively, in the accompanying consolidated balance sheet at June 30, 2001.

11.    Commitments and Contingencies

     On November 1, 1993, the Company and Dr. Goldenberg entered into a five-year employment agreement (the "Agreement") with an additional one-year assured renewal and thereafter automatically renewable for additional one-year periods unless terminated by either party as provided in the Agreement. This
Agreement was amended on July 1, 2001, pursuant to which Dr. Goldenberg will receive an annual minimum base salary of $275,000, an annual bonus to be determined by the Board of Directors but in no event less than 20% of the base salary, annual stock options grants covering at least 150,000 shares of common stock, other benefits and certain change of control protections. Under the Agreement as amended, the Company has agreed to extend Dr. Goldenberg's employment agreement for a five-year period which expires on June 30, 2006. Further, the Company acknowledged and approved Dr. Goldenberg's continuing involvement with CMMI and IBC.

     Pursuant to the Agreement, Dr. Goldenberg may engage in other business, general investment and scientific activities, provided such activities do not materially interfere with the performance of any of his obligations under the Agreement, allowing for those activities he presently performs for CMMI (see
Note 9). The Agreement extends the ownership rights of the Company,

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

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

     Further, pursuant to the Agreement, Dr. Goldenberg will receive, subject to certain restrictions, incentive compensation of 0.5% on the first $75,000,000 of all defined annual net revenue of the Company and 0.25% on all such annual net revenue in excess thereof (collectively "Revenue Incentive Compensation"). With respect to the period that Dr. Goldenberg is entitled to receive Revenue Incentive Compensation on any given products, it will be in lieu of any other percentage compensation based on sales or revenue due him with respect to such products under this Agreement or the existing License Agreement between the Company and Dr. Goldenberg. With respect to any periods that Dr. Goldenberg is not receiving such Revenue Incentive Compensation for any products covered by patented Goldenberg Discoveries or by certain defined prior inventions of Dr. Goldenberg, he will receive 0.5% on cumulative annual net sales of, royalties, certain equivalents thereof, and, to the extent approved by the Board, other consideration received by the Company for such products, up to a cumulative annual aggregate of $75,000,000 and 0.25% on any cumulative annual aggregate in excess of $75,000,000 (collectively "Incentive Payments"). A $100,000 annual minimum payment will be paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments. For each of the years ended June 30, 2001, 2000 and 1999, the Company paid Dr. Goldenberg the minimum required payment of $100,000. Dr. Goldenberg will also receive a percent, not less than 20%, to be determined by the Board, of net consideration (including license fees) which the Company receives for any disposition, by sale, license or otherwise (discussions directed to which commence during the term of his employment plus three years) of any defined Undeveloped Assets of the Company which are not budgeted as part of the Company's strategic plan. Pursuant thereto, Dr. Goldenberg received his interest in IMG (See Note 10).

     On March 20, 2001, the Company and Cynthia L. Sullivan entered into a five-year employment agreement (the "Agreement") pursuant to which Ms. Sullivan has the option to terminate if the Agreement is not renewed by the Company by March 8, 2004. Pursuant to this agreement, Ms. Sullivan will receive an annual minimum base salary of $275,000, an annual bonus in an amount to be determined by the Board of Directors but in no event less than 20% of the base salary, an annual grant of stock options covering not less than 150,000 shares of common stock per year and certain other benefits and change of control protections.

     The Company is obligated under an operating lease for facilities used for research and development, manufacturing and office space. On May 29, 1998, the Company exercised its right to renew for an additional term of three years expiring in May 2002 at a base annual rate of $441,000. In August 2001, the Company renewed for an additional term of twenty years expiring in May 2022 at a base annual rate of $545,000, which is fixed for the first five years and increases thereafter every five years, which includes an additional 15,000 square feet. Rental expense related to this lease was approximately $441,000, $441,000 and $425,000 in fiscal years 2001, 2000, and 1999, respectively.
Including the extension of the facility lease as described above, the minimum lease commitments for facilities are as follows for fiscal years:

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


              2002 .............................. $   441,000
              2003 .............................. $   545,000
              2004............................... $   545,000
              2005............................... $   545,000
              2006............................... $   545,000
              Thereafter......................... $11,073,000

     The Company is a party to various claims and litigation arising in the normal course of business. Management believes that the outcome of such claims and litigation will not have a material adverse effect on the Company's consolidated financial position and results of operations.

12.    Debt

     On October 28, 1998, the Company entered into an Equipment Financing Agreement with the New England Capital Corporation, pursuant to which the Company has received $450,000, at the interest rate of 9.52% per annum, to be repaid over a 36-month period. The proceeds of such financing were used to exercise the early purchase options for equipment previously leased through a master lease agreement. The financing is secured by various equipment and an irrevocable letter of credit in the amount of $225,000. The letter of credit is collateralized by a cash deposit of an equivalent amount which is included in "Other long- term assets" on the accompanying consolidated balance sheet. At June 30, 2001, the Company's indebtedness under this agreement was $70,412 due in equal monthly installments over the next 5 months. In the fiscal years ended June 30, 2001, 2000 and 1999, the Company paid $14,974, $29,275 and $23,162, respectively, in interest under this agreement.

13.      Geographic Segments

     The Company manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based diagnostics and therapeutics for cancer and infectious diseases, and it currently reports as a single industry segment. The Company markets and sells its products in the U.S. and throughout Europe. During fiscal years 2001, 2000 and 1999, no product sales from a single customer exceeded 10% of consolidated product sales.

     The following table presents financial information based on the geographic location of the facilities of Immunomedics, Inc. as of and for the years ended:

                                  June 30, 2001
                                  -------------
                    United States           Europe             Total
                    -------------      -----------      ------------
Total assets         $ 57,249,298      $ 2,407,939      $ 59,657,237
Long-lived assets       3,387,350            7,960         3,395,310
Revenues                8,648,132        2,581,176        11,229,308

                       Immunomedics, Inc. and subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


                                  June 30, 2000
                                  -------------
                    United States           Europe             Total
                    -------------      -----------      ------------
Total assets         $ 47,297,628      $   728,509      $ 48,026,137
Long-lived assets       3,943,786           26,894         3,970,680
Revenues                3,637,348        2,336,107         5,973,455


                                  June 30, 1999
                                  -------------
                    United States           Europe             Total
                    -------------      -----------      ------------
Total assets         $ 15,759,669      $ 1,199,252      $ 16,958,921
Long-lived assets       4,764,546           53,593         4,818,139
Revenues                4,594,966        2,964,466         7,559,432


14.      Quarterly Results of Operations (Unaudited)

                                                                  Three Months Ended

                            June 30    March 31     Dec. 31    Sept. 30    June 30     March 31    Dec. 31    Sept. 30
                              2001       2001        2000        2000        2000        2000        2000       1999
                           --------    --------    --------    --------    --------    --------   --------    --------
                                                      (In thousands, except for per share amounts)
Consolidated Statements
 of Operations Data:

Revenues, interest
 and other income           $ 4,289     $ 3,174     $ 1,730     $ 2,036    $ 1,616      $ 1,759    $ 1,212     $ 1,387

Gross profit (1)                636         696         628       1,181        607        1,168        829       1,092

Income tax benefit                -         803           -           -          -            -         -            -

Net loss                       (538)        (36)     (2,696)     (1,481)    (2,708)      (2,756)    (2,056)     (2,116)

Net loss per common
 share                      $ (0.01)   $  (0.00)   $  (0.05)   $  (0.03)  $  (0.05)     $ (0.06)   $ (0.06)   $  (0.06)

Weighted average number
 of common shares out-
 standing                    49,526      49,521      49,502      49,444     49,287       47,811     41,121      37,888


(1)  Gross profit is calculated as product sales less cost of goods sold

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Immunomedics, Inc.:

We have audited the accompanying consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immunomedics, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



Short Hills, New Jersey                                  KPMG LLP
August 8, 2001

                                    PART III


Item 9 -- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.


Item 10 -- Directors and Executive Officers of the Registrant

     The information required for this item is incorporated herein by reference to the 2001 Definitive Proxy Statement. See also "Executive Officers of the Registrant" in Part I, following Item 4.


Item 11 -- Executive Compensation

     The information required for this item is incorporated herein by reference to the 2001 Definitive Proxy Statement.


Item 12 -- Security Ownership of Certain Beneficial Owners and Management

     The information required for this item is incorporated herein by reference to the 2001 Definitive Proxy Statement.


Item 13 -- Certain Relationships and Related Transactions

     The information required for this item is incorporated herein by reference to the 2001 Definitive Proxy Statement.

                                     PART IV

Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Documents filed as part of this Report:
1.           -- Consolidated Financial Statements:
                Consolidated Balance Sheets - June 30, 2001 and 2000 Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2001, 2000 and 1999 Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2001, 2000 and 1999
                Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999
                Notes to Consolidated Financial Statements
                Independent Auditors' Report - KPMG LLP

 2.         --  Financial Statement Schedules:
                All schedules have been omitted because of the absence of conditions under which they would be required or because the required information is included in the financial statements or the notes thereto.

 3.         --  Articles of incorporation and by-laws
 3.1(a)     --  Certificate of  Incorporation  of the Company,  as filed with the Secretary of State of the State of Delaware on
                July 6, 1982(e)
 3.1(b)     --  Certificate of Amendment of the Certificate of Incorporation of
                the Company as filed with the Secretary of State of the State of
                Delaware on April 4, 1983(e)
 3.1(c)     --  Certificate of Amendment of the Certificate of Incorporation of
                the Company as filed with the Secretary of State of the State of
                Delaware on December 14, 1984(e)
 3.1(d)     --  Certificate of Amendment of the Certificate of Incorporation of
                the Company as filed with the Secretary of State of the State of
                Delaware on March 19, 1986(e)
 3.1(e)     --  Certificate of Amendment of the Certificate of Incorporation of
                the Company as filed with the Secretary of State of the State of
                Delaware on November 17, 1986(e)
 3.1(f)     --  Certificate of Amendment of the Certificate of Incorporation of
                the Company as filed with the Secretary of State of the State of
                Delaware on November 21, 1990(f)
 3.1(g)     --  Certificate of Designation of Rights and Preferences, as filed with the Secretary of State of the State of Delaware on
                March 1, 1991(g)
 3.1(h)     --  Certificate of Amendment of the Certificate of Incorporation of
                the Company, as filed with the Secretary of State of the State of Delaware on December 7, 1992(j)
 3.1(i)     --  Certificate of Designation of Rights and Preferences of the
                Company's Series B Convertible Preferred Stock filed with the
                Secretary of State of the State of Delaware on
                December 21, 1994(l)
 3.1(j)     --  Certificate of Designation of Rights and Preferences of the
                Company's Series C Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on
                September 25, 1995(n)
 3.1(k)     --  Certificate of Designation of Rights and Preferences of the
                Company's Series D Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on
                June 26, 1996(o)
 3.1(l)     --  Certification of Amendment of the Certificate of
                Incorporation of the Company as filed with the Secretary of
                State of the State of Delaware on November 7, 1996(p)
 3.1(m)     --  Certificate of Designation of Rights and Preferences of the
                Company's Series E Junior Participating Preferred Stock, as
                filed with the Secretary of State of the State of Delaware on
                January 23, 1998(r)
 3.1(n)     --  Amended Certificate of Designations, Preferences and Rights of
                Series F Convertible Preferred Stock of Immunomedics, Inc.(v)
 3.2        --  Amended and Restated By-Laws of the Company(j)
 4.         --  Instruments defining the rights of security holders, including indentures.
 4.1        --  Specimen Certificate for Common Stock(e)
 4.2        --  Structured Equity Line Flexible Financing Agreement, dated as of
                December 23, 1997, between Immunomedics, Inc. and Cripple Creek
                Securities, LLC(s)
 4.3        --  Registration Rights Agreement, dated as of December 23, 1997, between Immunomedics, Inc. and Cripple Creek Securities, LLC(s)
 4.4        --  Common Stock Purchase Warrant issued to Cripple Creek
                Securities, LLC(s)
 4.5        --  Form of additional Common Stock Purchase Warrant issuable to
                Cripple Creek Securities, LLC(s)
 4.6        --  Rights Agreement, dated as of January 23, 1998, between
                Immunomedics, Inc. and American Stock Transfer and Trust
                Company, as rights agent, and form of Rights Certificate(r)

10.         --  Material contracts
10.1(a)     --  1983 Stock Option Plan, as amended(h)
10.1(b)     --  Form of Stock Option Agreement(e)
10.2        --  Exclusive License Agreement with David M. Goldenberg, dated as of July 14, 1982(a)
10.3        --  Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc. dated, May, 1983(a)
10.4        --  Memorandum of Understanding with David M. Goldenberg, dated
                September 10, 1984(b)
10.5        --  Immunomedics, Inc. 401(k) Retirement Plan(c)
10.6.       --  Executive Supplemental Benefits Agreement with David M.
                Goldenberg, dated as of July 18, 1986(c)
10.7.       --  License Agreement between Hoffmann-La Roche, Inc. and David M.
                Goldenberg, dated as of April 29, 1986(c)
10.8        --  License Agreement with F. James Primus dated July 7, 1983(d)
10.9        --  Amended and Restated License Agreement among the Company, CMMI and David M. Goldenberg, dated December 11, 1990(h)
10.10       --  Lease Agreement with Baker Properties Limited partnership, dated
                January 16, 1992(i)
10.11       --  Immunomedics, Inc. 1992 Stock Option Plan(p)
10.12.      --  Amended and Restated Employment Agreement, dated November 1,
                1993, between the Company and Dr. David M. Goldenberg(k)
10.13.      --  Amendment, dated March 11, 1995, to the Amended and Restated
                License Agreement among the Company, CMMI, and David M.
                Goldenberg, dated December 11, 1990(m)
10.14.      --  Manufacturing Agreement, dated as of April 4, 1996, between the Company and SP Pharmaceuticals, formerly the Oncology
                Division of Pharmacia & Upjohn (Confidential treatment has been requested for certain portions of the Agreement)(o)
10.15       --  License Agreement, dated as of January 21, 1997, between the
                Company and Center for Molecular Medicine and Immunology,
                Inc.(q)
10.16       --  Distribution Agreement, dated as of November 24, 1997, between
                Immunomedics, Inc. and Eli Lilly Deutschland GmbH (Confidential treatment has been requested for certain portions of the Agreement)(t)
10.17       --  Distribution and Product Services Agreement, dated as of May 15,
                1998, between Immunomedics, Inc. and Integrated
                Commercialization Solutions, Inc. (Confidentiality treatment has been requested for certain portions of the Agreement)(u).
10.18       --  Securities Purchase Agreement, dated December 9, 1998, by and among Immunomedics, Inc. and certain Investors.(v)
10.19       --  Registration Rights Agreement by and among dated December 9,
                1998,  by and among Immunomedics, Inc. and certain Investors.(v)
10.20       --  Operating Agreement, dated March 5, 1999, by and among IMG
                Technology, LLC, Beckman Coulter Corporation and the investors named therein.(w)
10.21       --  License Agreement, dated March 5, 1999, by and between
                Immunomedics, Inc. and IBC Pharmaceuticals, LLC.(w)
10.22       --  Operating Agreement, dated March 5, 1999, by and between IMG
                Technology, LLC and David M. Goldenberg.(w)
10.23       --  Employment Agreement, dated March 10, 2001, between the Company and Cynthia L.Sullivan
10.24       --  Development and License Agreement, dated December 17, 2001, between the Company and Amgen, Inc.(Confidentiality treatment has been requested for certain portions of the Agreement)(x)

11.         --  Statement re computation of per share earnings -- Not
                required since such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.
21.1        --    Subsidiaries of the Company
23.         --  Consent of Experts and Counsel
23.1        --  Consent of Independent Accountants -- KPMG LLP
99.1        --  Risk Factors
------------------------------------------
(a)         --  Incorporated by reference from the Exhibits to the Company's
                Registration Statement on Form S-1 effective October 6, 1983 (Commission File No. 2-84940).
(b)         --  Incorporated by reference from the Exhibits to the Company's
                Annual Report on Form 10-K for the year ended June 30, 1985.
(c)         --  Incorporated by reference from the Exhibits to the Company's
                Annual Report on Form 10-K for the fiscal year ended June 30, 1986.
(d)         --  Incorporated by reference from the Exhibits to the Company's
                Annual Report on Form 10-K for the fiscal year ended June 30, 1988.
(e)         --  Incorporated by reference from the Exhibits to the Company's
                Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
(f)         --  Incorporated by reference from the Exhibits to the Company's
                Quarterly Report on Form 10-Q for the fiscal quarter ended December31, 1990.
(g)         --  Incorporated by reference from the Exhibits to the Company's
                Quarterly Report on Form 10-Q for the fiscal quarter ended
                March 31, 1991.
(h)         --  Incorporated by reference from the Exhibits to the Company's
                Registration Statement on Form S-2 effective July 24, 1991 (Commission File No. 33-41053).
(i)         --  Incorporated by reference from the Exhibits to the Company's
                Registration Statement on Form S-2 effective January 30, 1992 (Commission File No. 33-44750).
(j)         --  Incorporated by reference from the Exhibits to the Company's
                Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
(k)         --  Incorporated by reference from the Exhibits to the Company's
                Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993.
(l)         --  Incorporated by reference from the Exhibits to the Company's
                Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1994.
(m)         --  Incorporated by reference from the Exhibits to the Company's
                Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
(n)         --  Incorporated by reference from the Exhibits to the Company's
                Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.
(o)         --  Incorporated by reference from the Exhibits to the
                Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.
(p)         --  Incorporated by reference from the Exhibits to the Company's
                Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.
(q)         --  Incorporated by reference from the Exhibits to the Company's
                Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.
(r)         --  Incorporated by reference from the Exhibits to the Company's
                Registration Statement on Form 8-A, as filed with the Commission on January 29, 1998.
(s)         --  Incorporated by reference from the exhibits to the Company's
                Registration Statement on Form S-3, as filed with the Commission on January 29, 1998.

(t)         --  Incorporated by reference from the exhibits to the Company's
                Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997.
(u)         --  Incorporated by reference from the Exhibits to the Company's
                Annual Report on Form 10-K for the fiscal year ended
                June 30, 1998.
(v)         --  Incorporated by reference from the Exhibits to the Company's
                Current Report on Form 8-K, dated December 15, 1998.
(w)         --  Incorporated by reference from the Exhibits to the Company's
                Current Report on Form 8-K, dated March 23, 1999.
(x)         --  Incorporated by reference from the Exhibits to the Company's
                Quarterly Report on Form 10-Q (as amended) for the fiscal quarter ended March 31, 2001.

      (b)    Reports on Form 8-K:

                No reports were filed by the Company during the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. IMMUNOMEDICS, INC.


Date: September 28, 2001                By    /s/ CYNTHIA L. SULLIVAN
                                              -----------------------
                                                Cynthia L. Sullivan
                                                President, Chief Executive
                                                Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





         Signature                 Title                      Date
         ---------                 -----                      ----

/s/ DAVID M. GOLDENBERG            Chairman                   September 28, 2001
 ..........................
    David M. Goldenberg

/s/ CYNTHIA L. SULLIVAN            President, Chief           September 28, 2001
 ..........................         Executive Officer
    Cynthia L. Sullivan            and Director
                                   (Principal Executive Officer)

/s/ MARVIN E. JAFFE                Director                   September 28, 2001
 .........................
     Marvin E. Jaffe

/s/ RICHARD R. PIVIROTTO           Director                   September 28, 2001
 .........................
    Richard R. Pivirotto

/s/ MORTON COLEMAN                 Director                   September 28, 2001
 .........................
     Morton Coleman

/s/ MARY PAETZOLD                  Director                   September 28, 2001
 .........................
     Mary Paetzold

/s/ SHAILESH R. ASHER              Controller and Acting      September 28, 2001
                                   Chief Financial Officer
 ..........................         (Principal Financial
    Shailesh R. Asher              and Accounting Officer)

                                  EXHIBIT LIST
                        (excludes incorporated documents)


10.23       --  Employment Agreement, dated March 10, 2001, between
                the Company and Cynthia L. Sullivan
22.1        --  Subsidiaries of the Company
23.1        --  Consent of Independent Accountants -- KPMG LLP
99.1        --  Risk Factors

                                  EXHIBIT 10.23
                                  -------------

                   EMPLOYMENT AGREEMENT, DATED MARCH 10, 2001
                   BETWEEN THE COMPANY AND CYNTHIA L. SULLIVAN


                              EMPLOYMENT AGREEMENT
                              --------------------

     THIS AGREEMENT (the "Agreement"), made in Morris Plains, New Jersey effective the 10th day of March, 2001, between Immunomedics, Inc., a Delaware corporation having its executive offices and principal place of business at 300 American Road, Morris Plains, New Jersey (the "Company"), and Cynthia L. Sullivan, ("Executive"), an individual currently residing at 330 Pleasant Valley Road, Mendham, New Jersey 07945.

     WHEREAS, the Company desires to employ Executive, and Executive desires to accept such employment on the terms and conditions hereinafter set forth;

     NOW, THEREFORE, IN CONSIDERATION of the mutual covenants and agreements hereinafter set forth, the Company and the Executive agree as follows:

     1. Term. The term of this Agreement shall be the five-year period commencing on March 10, 2001 and ending on March 9, 2006 (the "Term") unless terminated sooner in accordance with paragraph 4 ("Termination of Employment"). In the event that the contract is not renewed by the Company by March 8, 2004, then the Executive has the option to terminate this contract with full severance benefits under paragraph 4(d).

     2. Employment.

          (a) Employment by the Company. Executive agrees to be employed by the Company during the Term upon the terms and subject to the conditions set forth in this Agreement. Executive shall serve as an executive of the Company and shall have such duties as may be prescribed by the Company and shall serve in such other and/or additional position(s) as the Company may determine from time to time.

          (b) Performance of Duties. Throughout the Term, Executive shall faithfully and diligently perform Executive's duties in conformity with the directions of the Company and serve the Company to the best of Executive's ability. Executive shall devote Executive's entire working time to the business and affairs of the Company, subject to vacations and sick leave in accordance with Company policy and as otherwise permitted herein. Until otherwise determined by the Company, Executive shall have the title of President and Chief Executive Officer of the Company, and in such capacity shall be principally responsible for the management of the Company and shall report to the Board of Directors of the Company. The Executive shall also serve as a member of the Board of Directors, without compensation.

          (c) Place of Performance. Executive shall be based primarily at The Company's offices in Morris Plains, New Jersey or such other location(s) in the greater New Jersey area as the Company may determine. Executive shall also be required as part of Executive's duty to travel from time to time in furtherance of the Company's business and interests.

     3. Compensation and Benefits.

          (a) Base Salary.  The Company agrees to pay to Executive a base salary
     ("Base  Salary")  at  the  annual  rate  of  $275,000,   payable  in  equal
     installments consistent with the Company's payroll practices.

          (b) Bonus. The Company shall pay to Executive an annual bonus (the "Bonus") in an amount to be determined by Compensation Committee of the Board of Directors in its discretion but in no event less than 20% of the base salary. In addition, Executive shall be entitled to participate in any bonus or other incentive programs as may be established by the Company.

          (c) Grants of Options and Terms Thereof. In order to induce Executive to enter into this Agreement and to become employed by the Company pursuant to the terms hereof, the Board of Directors has approved, and the Company has granted to Executive, an option to purchase one hundred thousand (100,000) shares of the Company's common stock in accordance with the Company's 1992 Stock Option Plan. The Executive shall also be awarded a minimum of 150,000 stock options annually on the Anniversary of the effective date of this Agreement.

          (d) Benefits and Perquisites. Executive shall be entitled to participate in, to the extent Executive is otherwise eligible under the terms thereof, the benefit plans and programs, and receive the benefits and perquisites, generally provided to executives of the same level and responsibility as Executive, including without limitation family medical insurance and life insurance (subject to applicable employee contributions). Executive shall be entitled to five weeks of vacation per year.

          (e) Travel and Business Expenses. Executive shall receive from the Company an automobile allowance of $600.00 per month for the first year of the Agreement. On the first anniversary of the contract, the allowance will increase by 10% and such increased amount will be paid each month for the remainder of the year beginning on the anniversary date. An additional 10% increase will occur on each subsequent anniversary date and shall be similarly paid during the ensuing year. Additionally, upon submission of itemized expense statements in the manner specified by the Company, Executive shall be entitled to reimbursement for reasonable travel and other reasonable business expenses duly incurred by Executive in the performance of Executive's duties under this Agreement in accordance with the policies and procedures established by the Company from time to time for executives of the same level and responsibility as Executive.

          (f) Waiver of Compensation for Board Service. Executive waives any right to receive additional compensation in respect of service as a director of the Company or a member of any committees of the Board of Directors, and agrees that the consideration set forth in this Agreement shall constitute compensation for such services as may be requested of Executive by the Company.

          (g) Waiver of Compensation From Other Sources. Executive acknowledges and agrees that any compensation, property, or other emoluments to be received by her, directly or indirectly, in connection with any transaction involving the Company or any business of the Company (other than Executive's exercise of Company stock options or purchase or sale of Company stock), shall be considered property of the Company and upon receipt, Executive shall deliver such compensation, property, or emoluments to the Company for its sole benefit. Executive hereby assigns to the Company any existing right to receive any such compensation, property, or emoluments, unless waived by the Company.

          (h) No Other Compensation or Benefits; Payment. The compensation and benefits specified in this Section 3 and Section 4 of this Agreement shall be in lieu of any and all other compensation and benefits. Payment of all compensation and benefits to Executive hereunder shall be made in accordance with the relevant Company policies in effect from time to time to the extent the same are consistently applied, including normal payroll practices, and shall be subject to all applicable employment and withholding taxes and other withholdings.

          (i) Cessation of Employment. In the event Executive shall cease to be employed by the Company for any reason, then Executive's compensation and benefits shall cease on the date of such event, except as otherwise provided herein or in any applicable employee benefit plan or program.

     4. Termination of Employment.

          (a) Termination. The Company may terminate Executive's employment for Cause (as defined below) or for any breach of this Agreement, in which case the provisions of Section 4(b) of this Agreement shall apply. The Company may also terminate Executive's employment in the event of executive's Disability (as defined below), in which case the provisions of Section 4(c) of this Agreement shall apply. The Company may also terminate the Executive's employment for any other reason by written notice to Executive, in which case the provisions of Section 4(d) of this Agreement shall apply. If Executive's employment is terminated by reason of Executive's death, retirement or voluntary resignation, the provisions of Section 4(b) of this Agreement shall apply.

          (b) Termination for Cause; Termination by Reason of Death or Retirement or Voluntary Resignation. In the event that Executive's employment hereunder is terminated during the Term(s) by the Company for Cause (as defined below), by reason of Executive's death or retirement or by reason of Executive's voluntary resignation, then the Company shall pay to Executive the Base Salary through such date of termination. For purposes of this Agreement, "Cause" shall mean (i) conviction of any crime (whether or not involving the Company) constituting a felony in the jurisdiction involved; (ii) engaging in any substantiated act involving moral turpitude;
     (iii) engaging in any act which, in each case, subjects, or if generally known, would subject the Company to public ridicule or embarrassment; (iv) gross neglect or misconduct in the performance of Executive's duties hereunder; (v) willful failure or refusal to perform such duties as may reasonably be delegated to Executive; or (vi) material breach of any provision of this Agreement by Executive; provided, however, that with respect to clauses (iv), (v) or (vi), Executive shall have received written notice from the Company setting forth the alleged act or failure to act constituting "Cause" hereunder, and Executive shall not have cured such act or refusal to act within 10 business days of her actual receipt of notice.

          (c) Unavailability. If, as a result of Executive's incapacity due to a serious health (physical or mental) condition or as a result of Executive's unavailability for work for reason other than unexcused absence, Executive shall have been absent from Executive's duties hereunder on a full time basis for either (i) one hundred twenty (120) days within any three hundred sixty-five (365) day period, or (ii) ninety (90) consecutive days, the Company may terminate Executive's employment hereunder for "Unavailability." In that event, the Company shall pay to Executive only the Base Salary through such date of termination. During any period that Executive fails to perform Executive's duties hereunder as a result of incapacity due to a serious health (physical or mental) condition, (a "Disability Period"), Executive shall continue to receive the compensation and benefits provided by Section 3 of this Agreement until Executive's employment hereunder is terminated; provided, however, that the amount of compensation and benefits received by Executive during the Disability Period shall be reduced by the aggregate amounts, if any, payable to Executive under disability benefit plans and programs of the Company or under the Social Security disability insurance program and provided that any time that Executive fails to perform Executive's duties hereunder as a result of incapacity due to a serious health (physical or mental) condition shall be deemed and designated to be leave under the federal Family and Medical Leave Act and the New Jersey Family Leave Act, which leave shall run concurrently with any compensated leave provided under this contract, other insurance plans, or under applicable state and federal disability programs. Executive further acknowledges and agrees that she is a "key" employee as defined under 29 C.F.R. ss.825.217(c) and that her rights, if any, to reinstatement to her position are thereby limited.

          (d) Termination For Any Other Reason. In the event that Executive's employment hereunder is terminated during the Term for any reason other than as provided in Section 4(b) or 4(c) of this Agreement, then the Company shall continue for a period of four (4) years the Executive's health and life insurance under Section 3(d) and shall pay to Executive in lieu of any further compensation and benefits under this Agreement "Severance Pay," as defined below. , "Severance Pay" shall equal to the highest Base Salary paid to the Executive during any of the three prior years, the highest Bonus paid to the Executive during any of the three prior years, and the stock options that Executive would have otherwise received during the period beginning on such date of termination and ending on the later of twenty-four (24) months from the effective date of such termination and the last day of the Term. Such Severance Pay shall be paid, at the Executive's option (i) commencing with such date of termination at the times and in the amounts such Base Salary, Bonus and stock options would have been paid or (ii) in a lump sum present value at the time of termination. Notwithstanding anything to the contrary contained herein, in the event that Executive shall elect to be paid Severance Pay over time and yet breach Section 5 or 6 of this Agreement, in addition to any other remedies the Company may have in the event Executive breaches this Agreement, the Company's obligation pursuant to this Section 4(d) to continue such salary shall cease and Executive's rights thereto shall terminate and shall be forfeited. Similarly, notwithstanding anything to the contrary contained herein, in the event that Executive shall elect to be paid Severance Pay in a lump sum yet thereafter breach Section 5 or 6 of this Agreement, the Company shall be entitled to pro-rata disgorgement of the lump sum severance payments already made, calculated to provide disgorgement of all amounts corresponding to the period following the Executive's initial breach of Section 5 or 6

          (e) Change of  Control.  A change of control of the Company is defined
     (i) an involuntary change in the composition, as of the effective date of this Agreement, of more than thirty-three percent (33%) of the Board of Directors of the Company or (ii) any person, entity or combination thereof (other than the members of the Goldenberg family) controlling, individually or collectively through ownership, assignment, voting proxy or the like, 25% or more percent of the outstanding voting shares ordinarily having the right to vote for the election of the directors of the Company or the combined voting power thereof or (iii) there is a liquidation or dissolution of the Company approved by the shareholders or (iv) there is a sale of all or substantially all of the assets of the Company. A change of control immediately vests all previously stock options awarded the Executive. Additionally, in the event that a Change of Control occurs, the Executive, if the Company and the Executive agree, may remain in this capacity for up to one year before either a new contract is consummated or the Executive elects to receive severance as provided in Section 4(d). If the Company and the Executive do not agree to the Executive remaining in this capacity for the one-year period beginning with the change of control, then the Executive's employment shall terminate and the Executive shall be entitled to severance under Section 4(d).

          (f) No Further Liability; Release. Payment made and performance by the Company in accordance with this Section 4 shall operate to fully discharge and release the Company and its directors, officers, employees, subsidiaries, affiliates, stockholders, successors, assigns, agents and representatives from any further obligation or liability with respect to Executive's employment and termination of employment. Other than paying Executive's Base Salary and any bonuses through the date of termination of Executive's employment and making any severance payment pursuant to and in accordance with this Section 4 (as applicable), the Company and its directors, officers, employees, subsidiaries, affiliates, stockholders, successors, assigns, agents and representatives shall have no further obligation or liability to Executive or any other person under this Agreement. The Company shall have the right to condition the payment of any severance pursuant to this Section 4 upon the delivery by Executive to the Company of a release in form and substance satisfactory to the Company of any and all claims Executive may have against the Company and its directors, officers, employees, subsidiaries, affiliates, stockholders, employment by the Company and the termination of such employment.

     5. Exclusive Employment; Noncompetition.

          (a) No Conflict; No Other Employment. During the period of Executive's employment with the Company, Executive shall not: (i) engage in any activity which conflicts or interferes with or derogates from the performance of Executive's duties hereunder nor shall Executive engage in any other business activity, whether or not such business activity is pursued for gain or profit, except as approved in advance in writing from the Board of Directors of the Company, provided, however, that Executive shall be entitled to manage her personal investments and otherwise attend to personal affairs, including charitable activities, in a manner that does not unreasonably interfere with her responsibilities hereunder, or (ii) accept any other employment, whether as an executive or consultant or in any other capacity, and whether or not compensated therefore, unless Executive receives the prior approval of the Board of Directors.

          (b) No Competition. Executive recognizes the highly Competitive nature of the Company's business and that Executive's position with the Company and access to and use of the Company's confidential records and proprietary information renders Executive special and unique. Without limiting the generality of the provisions of Section 2(b) or 5(a) of this Agreement, during the Term and for a period of two years after the termination of Executive's employment with the Company for any reason, Executive shall not, directly or indirectly, own, manage, operate, join, control, participate in, invest in or otherwise be connected or associated with, in any manner, including as an officer, director, employee, independent contractor, member, partner, consultant, advisor, agent, proprietor, trustee or investor, any Competing Business located in the United States; provided, however, that ownership of 20% or less of the stock or other securities of a corporation, the stock of which is listed on a national securities exchange or is quoted on The Nasdaq Stock Market, shall not constitute a breach of this Section 4, so long as Executive does not in fact have the power to control, or direct the management of, or is not otherwise associated with, such corporation.

          For purposes hereof, the term "Competing Business" shall mean any business or venture which engages in a business that competes with the business of any Related Entity. The term Related Entity shall include all operating subsidiaries of the Company and all other business entities in which the Company, alone or in conjunction with any of its operating subsidiaries, has an ownership interest of greater than thirty-three (33%). The "Competing Business" is restricted to the field of therapeutic antibodies for cancer.

          (c) No Solicitation of Employment. During the Term and for a period of two years thereafter, Executive shall not solicit or encourage any employee of the Company or any Related Entity to leave the Company or such Related Entity for any reason, nor assist any business in doing so, nor employ such an employee in a Competing Business or any other business.

          (d) Company Customers. Executive shall not, during the Term and for a period of one year thereafter, except as required by the Company in the performance by Executive of her duties under this Agreement, directly or indirectly, on behalf of a Competing Business, contact, solicit or do business with any "customers" (as defined below) of the Company or any Related Entity for the purpose of selling or licensing any product, service, or technology then sold or licensed by the Company or any Related Entity proposed to be sold or licensed by the Company or any Related Entity. For the purposes of the provisions of this Section 5(d), "customer" shall include any entity that, within two years prior to the termination of Executive's employment hereunder, purchased or licensed any product, service, or technology from the Company or any Related Entity. The term "customer" also includes any former customer or potential customer of the Company or any Related Entity which the Company or any Related Entity has solicited within two years prior to the termination of Executive's employment hereunder for the purpose of selling or licensing any product, service, or technology then sold or licensed by the Company or proposed to be sold or licensed.

          (e) Executive Acknowledgment. Executive understands that the provisions of this Section 5 may limit her ability to earn a livelihood in a business that competes with the business of the Company or its Related Entities but nevertheless agrees and hereby acknowledges that the consideration provided under this Agreement is sufficient to justify the restrictions contained in such provisions. In consideration thereof and in light of Executive's education, skills and abilities, Executive agrees that she will not assert in any forum that such provisions prevent her from earning a living or otherwise are void or unenforceable or should be held void or unenforceable.

     6. Confidential Information.

          (a) Existence of Confidential Information. The Company and each Related Entity owns and has developed and compiled, and will develop and compile, certain proprietary techniques and confidential information which have great value to its business (referred to in this Agreement, collectively, as "Confidential Information"). Confidential Information includes not only information disclosed by the Company or any Related Entity to Executive, but also information developed or learned by Executive during the course or as a result of employment with the Company, which information shall be the property of the Company or the applicable Related Entity. Confidential Information includes all information that has or could have commercial value or other utility in the businesses in which the Company or any Related Entity is engaged or contemplates engaging, and all information of which the unauthorized disclosure could be detrimental to the interests of the Company or any Related Entity, whether or not such information is specifically labeled as Confidential Information by such entity. By way of example and without limitation, Confidential Information includes any and all information developed, obtained, licensed by or to or owned by the Company or any Related Entity concerning trade secrets, techniques, know-how (including designs, plans, procedures, merchandising, marketing, distribution and warehousing know how, processes, and research records), software, computer programs and designs, development tools, all proprietary property, and any other intellectual property created, used or sold (through a license or otherwise) by the Company or a Related Entity, electronic data information know-how and processes, innovations, discoveries, improvements, research, development, test results, reports, specifications, data, formats, marketing data and plans, business plans, strategies, forecasts, unpublished financial information, orders, agreements and other forms of documents, price and cost information, merchandising opportunities, expansion plans, budgets, projections, customer, supplier, licensee, licensor and subcontractor identities, characteristics, agreements and operating procedures, and salary, staffing and employment information.

          (b) Protection of Confidential Information. Executive acknowledges and agrees that in the performance of Executive's duties hereunder the Company and the Related Entities may disclose to and entrust Executive with Confidential Information which is the exclusive property of such entities and which Executive may possess or use only in the performance of Executive's duties to the Company. Executive also acknowledges that Executive is aware that the unauthorized disclosure of Confidential Information, among other things, may be prejudicial to the Company's interests or those of a Related Entity, an invasion of privacy and an improper disclosure of trade secrets. Executive shall not, directly or indirectly, use, make available, sell, disclose or otherwise communicate to any corporation, partnership or other entity, individual or other third party, other than in the course of Executive's assigned duties and for the benefit of the Company, any Confidential Information, either during the Term or thereafter. In the event Executive desires to publish the results of Executive's work for or experiences with the Company or any Related Entity through literature, interviews or speeches, Executive will submit requests for such interviews or such literature or speeches to the Chairman of the Board of Directors at least fourteen (14) days before any anticipated dissemination of such information for a determination of whether such disclosure is in the best interests of the Company, including whether such disclosure may impair trade secret status or constitute an invasion of privacy. Executive agrees not to publish, disclose or otherwise disseminate such information without the prior written approval of the Chairman of the Board the Company.

          (c) Delivery of Records, Etc. In the event Executive's employment with the Company ceases for any reason, Executive will not remove from the Company's premises without its prior written consent any records (written or electronic), files, drawings, documents, equipment, materials and writings received from, created for or belonging to the Company or any Related Entity, including those which relate to or contain Confidential Information, or any copies thereof Upon request or when employment with the Company terminates, Executive will immediately deliver the same to the Company.

     7. Assignment and Transfer.

          (a) Company. This Agreement shall inure to the benefit of and be enforceable by, and may be assigned by the Company to, any purchaser of all or substantially all of the Company's business or assets, any successor to the Company or any assignee thereof (whether direct or indirect, by purchase, merger, consolidation or otherwise).

          (b) Executive. Executive's rights and obligations under this Agreement shall not be transferable by Executive by assignment or otherwise, and any purported assignment, transfer or delegation thereof shall be void; provided, however, that if Executive shall die, all amounts then payable to Executive hereunder shall be paid in accordance with the terms of this Agreement to Executive's devisee, legatee or other designee or, if there be no such designee, to Executive's estate.

     8. Miscellaneous.

          (a) Other Obligations. Executive represents and warrants that neither Executive's employment with the Company nor Executive's performance of
     Executive's obligations hereunder will conflict with or violate or otherwise are inconsistent with any other obligations, legal or otherwise, which Executive may have. Executive covenants that she shall perform her duties hereunder in a professional manner and not in conflict or violation, otherwise inconsistent with other obligations legal or otherwise, which Executive may have.

          (b) Nondisclosure; Other Employers. Executive will not disclose to the Company, or use, or induce the Company to use, any proprietary information, trade secrets or confidential business information of others. Executive represents and warrants that Executive does not possess any property, proprietary information, trade secrets and confidential business information belonging to all prior employers.

          (c) Cooperation. Following termination of employment with the Company for any reason, Executive shall cooperate with the Company, as requested by the Company, to affect a transition of Executive's responsibilities and to ensure that the Company is aware of all matters being handled by Executive.

          (d) No Duty to Mitigate. Executive shall be under no duty to mitigate any losses or damage to the Company with respect to any severance or other amounts payable pursuant to Section 4 of this Agreement.

          (e) Protection of Reputation. During the Term and thereafter, Executive agrees that she will take no action which is intended, or would reasonably be expected, to harm the Company or its reputation or which would reasonably be expected to lead to unwanted or unfavorable publicity to the Company.

          (f) Governing Law. This Agreement shall be governed by and construed in accordance with the internal laws of the State of New Jersey without regard to principles of the conflict of laws thereof.

          (g) Jurisdiction; Forum. Each party hereto consents and submits to the exclusive jurisdiction of any state or federal court sitting in the State of New Jersey in connection with any dispute arising out of or relating to this Agreement, except where governed by paragraph 8(p). Each party hereto waives any objection to the laying of venue in such courts and any claim that any such action has been brought in an inconvenient forum. To the extent permitted by law, any judgment in respect of a dispute arising out of or relating to this Agreement may be enforced in any other jurisdiction within or outside the United States by suit on the judgment, a certified copy of such judgment being conclusive evidence of the fact and amount of such judgment.

          (h) Waiver of Jury Trial. Each of the parties hereto irrevocably waives any and all right to trial by jury with respect to any action, claim or other proceeding arising out of or relating to this Agreement.

          (i) Entire Agreement. This Agreement (including all exhibits and schedules hereto) contains the entire agreement and understanding between the parties hereto in respect of Executive's employment and supersedes, cancels and annuls any prior or contemporaneous written or oral agreements, understandings, commitments and practices between them respecting Executive's employment, including all prior employment agreements, if any, between the Company and Executive, which agreement(s) hereby are terminated and shall be of no further force or effect. Exempt from this are any prior stock options awarded to Executive.

          (j) Amendment. This Agreement may be amended only by a writing which makes express reference to this Agreement as the subject of such amendment and which is signed by Executive and, on behalf of the Company, by its duly authorized officer.

          (k) Severability. If any term, provision, covenant or condition of this Agreement or part thereof, or the application thereof to any person, place or circumstance, shall be held to be invalid, unenforceable or void by a court of competent jurisdiction, the remainder of this Agreement and such term, provision, covenant or condition shall remain in full force and effect, and any such invalid, unenforceable or void term, provision, covenant or condition shall be deemed, without further action on the part of the parties hereto, modified, amended and limited, and the court shall have the power to modify, to the extent necessary to render the same and the remainder of this Agreement valid, enforceable and lawful. In this regard, Executive acknowledges that the provisions of Sections 5 and 6 of this Agreement are reasonable and necessary for the protection of the Company.

          (l)  Construction.  The headings and  captions of this  Agreement  are provided for convenience only and are intended to have no effect in construing or interpreting this Agreement. The language in all parts of this Agreement shall be in all cases construed according to its fair meaning and not strictly for or against the Company or Executive. The use herein of the word "including," when following any general provision, sentence, clause, statement, term or matter, shall be deemed to mean "including, without limitation." As used herein, "Company" shall mean the Company and its subsidiaries and any purchaser of, successor to or assignee (whether direct or indirect, by purchase, merger, consolidation or otherwise) of all or substantially all of the Company's business or assets which is obligated to perform this Agreement by operation of law, agreement pursuant to Section 7 of this Agreement or otherwise. As used herein, the words "day" or "days" shall mean a business day or days.

          (m) Nonwaiver. Neither any course of dealing nor any failure or neglect of either party hereto in any instance to exercise any right, power or privilege hereunder or under law shall constitute a waiver of any other right, power or privilege or of the same right, power or privilege in any other instance. All waivers by either party hereto must be contained in a written instrument signed by the party to be charged and, in the case of the Company, by its duly authorized officer.

          (n) Remedies for Breach. The parties hereto agree that Executive is obligated under this Agreement to render personal services during the Term of a special, unique, unusual, extraordinary and intellectual character, thereby giving this Agreement special value, and, in the event of a breach or threatened breach of any covenant of Executive herein, the injury or imminent injury to the value and the goodwill of the Company's business could not be reasonably or adequately compensated in damages in an action at law. Accordingly, Executive expressly acknowledges that the Company shall be entitled to specific performance, injunctive relief or any other equitable remedy against Executive, without the posting of a bond, in the event of any breach or threatened breach of any provision of this Agreement by Executive (including, without limitation, Sections 5 and 6). Without limiting the generality of the foregoing, if Executive breaches or threatens to breach Section 5 or 6 of this Agreement, such breach or threatened breach will entitle the Company, without posting of bond, to an injunction prohibiting (i) Executive from disclosing any Confidential Information to any Competing Business; (ii) such Competing Business from receiving from Executive or using any such Confidential Information; and
     (iii) Executive from, indirectly or directly, owning, managing, operating, joining, controlling, participating in, investing in or otherwise being connected or associated with, in any manner, any such Competing Business. The rights and remedies of the parties hereto are cumulative and shall not be exclusive, and each such party shall be entitled to pursue all legal and equitable rights and remedies and to secure performance of the obligations and duties of the other under this Agreement, and the enforcement of one or more of such rights and remedies by a party shall in no way preclude such party from pursuing, at the same time or subsequently, any and all other rights and remedies available to it.

          (o) Notices. Any notice, request, consent or approval required or permitted to be given under this Agreement or pursuant to law shall be sufficient if in writing, and if and when sent by certified or registered mail, return receipt requested, with postage prepaid, to Executive's residence (as reflected in the Company's records or as otherwise designated by Executive on twenty (20) days' prior written notice to the Company) or to the Company's principal executive office, attention: Chairman, as the case may be. All such notices, requests, consents and approvals shall be effective upon being deposited in the United States mail. However, the time period in which a response thereto must be given shall commence to run from the date of receipt on the return receipt of the notice, request, consent or approval by the addressee thereof Rejection or other refusal to accept, or the inability to deliver because of changed address of which no notice was given as provided herein, shall be deemed to be receipt of the notice, request, consent or approval sent.

          (p) Dispute Resolution - Arbitration Policy. The Executive shall sign the Company's Arbitration Agreement, which shall become Exhibit I to the Employment Agreement. Arbitration will provide a method to resolve all disputes between the parties other than those expressly exempted from arbitration pursuant to the terms of Exhibit I and the Executive shall give up her rights to go to Court or an administrative agency to resolve any said disputes. Nothing in this paragraph 8(p) or in Exhibit I shall preclude either party's right to seek injunctive relief to preserve the status quo or prevent irreparable injury during the pending of the arbitration.

          (q) Assistance in Proceedings, Etc. Executive shall, without additional compensation, during and after expiration of the Term, upon reasonable notice, furnish such information and proper assistance to the Company as may reasonably be required by the Company in connection with any legal or quasi-legal proceeding, including any external or internal investigation, involving the Company or any of its affiliates or in which any of them is, or may become, a party.

          (r) Survival. Cessation or termination of Executive's employment with the Company shall not result in termination of this Agreement. The respective obligations of Executive and rights and benefits afforded to the Company as provided in this Agreement shall survive cessation or termination of Executive's employment hereunder.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be duly executed on its behalf by an officer thereunto duly authorized and Executive has duly executed this Agreement, all as of the date and year first written above.



IMMUNOMEDICS, INC.                                   EXECUTIVE


         /s/ RICHARD R. PIVIROTTO                /s/ CYNTHIA L. SULLIVAN
By:      ______________________________     By:______________________________
         Richard R. Pivirotto                        Cynthia L. Sullivan
                                                     (aka Cynthia L. Goldenberg)


Title:   ______________________________     Title:_____________________________
         Chairman, Compensation Committee            President & Chief
                                                        Operating Officer


Date:    ______________________________     Date:_____________________________

                                  EXHIBIT 22.1


                           SUBSIDIARIES OF THE COMPANY
                           ---------------------------


o        Immunomedics, B.V. (Netherlands)            100% owned subsidiary of
                                                     Immunomedics, Inc.

o        IMG Technology, LLC                         80% owned subsidiary of
                                                     Immunomedics, Inc.

                                                     20% owned by Dr. David M.
                                                     Goldenberg

                                  EXHIBIT 23.1


                          INDEPENDENT AUDITORS' CONSENT
                          -----------------------------


The Board of Directors
Immunomedics, Inc.:

We consent to incorporation by reference in the registration statements (Nos. 333-44501, 333-69975, 333-90665, 333-94415 and 333-31178) on Form S-3 and (Nos.
333-53224, 33-56844 and 33-16260) on Form S-8 of Immunomedics, Inc. of our report dated August 8, 2001, relating to the consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2001, which report appears in the June 30, 2001 annual report on Form 10-K of Immunomedics, Inc.


                                                                       KPMG LLP

Short Hills, New Jersey
September 28, 2001

                                  EXHIBIT 99.1
                                  ------------
                                  RISK FACTORS
                                  ------------


     Certain statements in this Annual Report on Form 10-K and certain statements made by the Company in other published documents (including, without limitation, press releases) are forward-looking. These statements involve known and unknown risks, uncertainties and other factors, including those discussed in this Exhibit 99.1 which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: regulatory approval of our product candidates, market size for our products, timing of regulatory approvals and commercial introduction of our products and potential results of clinical trials. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," `would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward--looking statements. The Company cautions stockholders and potential investors that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual operating results and could cause the actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Forward looking statements include, but are not limited to, statements about:

     o    the development new therapeutic compounds;

     o    the selection and licensing of therapeutic compounds;

     o    the ability to conduct clinical trials and obtain regulatory approval;

     o    anticipated business strategies;

     o relationships with collaborators and licensees and the benefits to be derived from those relationships;

     o    the impact of competitive products and pricing;

     o    competition and technological change;

     o    existing and future regulations affecting our business;

     o    anticipated trends in our businesses; and

     o    sources  of   revenue,   anticipated   revenue   and  future   capital
          expenditures.

              Risks Relating to Our Business, Industry and Strategy

We have a history of operating losses and may never become profitable.

     We have received only limited revenue from our imaging products CEA-Scan and LeukoScan and have never received revenue from the commercialization of any of our therapeutic product candidates. We have incurred significant operating losses since our formation in 1982 and have not earned a profit since our inception. These operating losses and our failure to be profitable have been due mainly to the significant amount of money that we spend on research and development. As of June 30, 2001, we had an accumulated deficit of approximately $114.3 million. We expect to continue to experience operating losses as we attempt to develop and commercialize therapeutic product candidates. We may never have an approved or commercially successful therapeutic product candidate or any additional imaging products. If we fail in our attempts to develop our product candidates we may never achieve significant revenues or profitable operations and may not be able to earn sufficient revenues to continue as a going concern.

Most of our therapeutic product candidates are at an early stage of development and we may not be able to successfully develop and commercialize them.

     Most of our therapeutic product candidates are still at the research stage or early stages of pre-clinical and clinical development. Significant further research and development, financial resources and personnel will be required to develop commercially viable therapeutic products and obtain regulatory approval. We may not be able to successfully develop and commercialize our products candidates, only our diagnostic imaging products, CEA-Scan and LeukoScan, have been sold commercially; we have never successfully commercialized a therapeutic product candidate. Much of our efforts and expenditures over the next few years will be devoted to the development of our therapeutic product candidates. If we fail to gain approval from the FDA to commercialize our product candidates we may never generate significant revenues from product sales.

Our ability to market our products and product candidates depends upon obtaining
and   maintaining   regulatory   approval  which  is  subject  to  a  number  of
uncertainties.

     In order to obtain regulatory approval for the commercialization of each of our product candidates, we will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of the product candidates to the satisfaction of the United States Food and Drug Administration
(FDA) and applicable foreign regulatory authorities. This process is very time consuming; once we begin clinical trials for a new diagnostic or therapeutic product, it may take five to ten years or more to receive the required regulatory approval to commercialize that product and begin to market it to the public. The clinical trials required for approval are a multi-step process as the product candidate is tested in larger populations and a product candidate could fail at any step. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of these products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, will require us to expend substantial resources. In addition, each stage of clinical development is more costly than the prior stage and we may expend substantial resources on a product candidate before we determine that it cannot be successfully commercialized.

     A clinical trial may be suspended or terminated by us or the FDA, or otherwise fail, for a number of reasons, including:

     o the product candidate may cause unforeseen adverse side effects or have other characteristics that make it impossible or impracticable for us to continue development or which may limit its commercial use;

     o the results from preclinical studies and clinical trials may not be predictive of results that will be obtained in later-stage testing;

     o we may be unable to timely recruit a sufficient number of patients for our clinical trials and delays in planned patient enrollment may result in increased costs and delays;

     o we may not be able to supply sufficient quantities of the product candidate to complete the trial;

     o the product candidate may not appear to be more effective than current available therapies; or

     o the clinical investigators, trial monitors, or trial subjects may fail to comply with the trial plan or protocol.

     Any failure or substantial delay in successfully completing clinical trials and obtaining regulatory approval for our product candidates, especially a pivotal Phase III trial such as the trial for Epratuzumab, could severely harm our business. Approvals may not be granted on a timely basis, if at all, or if granted may not cover all the clinical indications for which we are seeking approval or may contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. Even after approval, we may be required to recall or withdraw a product as a result of subsequently discovered safety or efficacy concerns which would have a materially adverse effect on us.

If we are unsuccessful in shifting our focus from our diagnostic imaging products to our antibody-based therapeutic product candidates our business will be materially and adversely affected.

     As we shift our focus from diagnostic imaging to our therapeutic product candidates and as our scientific efforts lead us in new directions into conditions and diseases outside of our area of expertise, we will have to develop internal expertise or form collaborations in those areas. If we proceed independently we will require additional resources that may be difficult to obtain. As a result, we may have to enter into collaboration arrangements with others that may require us to relinquish rights to some of our technologies, products or product candidates that we would otherwise pursue independently. We may be unable to acquire the necessary expertise or enter into collaborations on acceptable terms which would hinder us in our development of additional therapeutic product candidates.

We may not be able to successfully develop a market for our products or product candidates.

     We have never developed and commercialized a therapeutic product candidate. Our diagnostic imaging products, CEA-Scan and LeukoScan, are the only products which we are licensed to market and sell. To date, we have a limited market for these products and have received only limited revenues from the sale of these products. We are still developing a market for these products and have not yet begun to develop a market for our therapeutic product candidates. We may not be able to achieve market acceptance of our current products or any of our product candidates which would have a significant impact on our revenues.

Our relationship with Amgen may not be successful.

     We have licensed Epratuzumab to Amgen in North America and Australia. Under our licensing agreement, Amgen has undertaken the final clinical development, commercialization and manufacture of Epratuzumab for these markets. We are dependent on Amgen for the successful commercialization of Epratuzumab in these markets. If Amgen does not fully perform its responsibilities under our agreement, or if the ongoing Phase III trial is not successful, the development of this product candidate could be substantially delayed in these major markets. In addition, the agreement provides for certain milestone payments to be made to us upon Amgen's achievement of various clinical and net sales targets. If Amgen does not diligently pursue development of Epratuzumab, or if the ongoing Phase III trial is not successful, we may never receive any milestone payments under this agreement which would seriously reduce our financial resources and adversely affect our ability to fund the development and testing of our product candidates.

We currently receive revenues from a limited number of sources; if we do not receive these revenues we may need to find alternative sources of funding.

     To date, we have received revenues from (i) the sale of our equity securities, (ii) payments from Amgen under our Development and Licensing Agreement, (iii) product sales of CEA-Scan and LeukoScan, (iv) one-time signing fees or grants from corporate partners or government grants under agreements that support the development of our product candidates, and (v) investment income. We may not continue to receive these revenues or the amount of these revenues may be dramatically reduced. In the absence of these revenues, we will have to obtain other sources of funding to continue to conduct our research and development activities.

We may be unable to obtain the additional capital needed to operate and grow our business.

     We are expending resources on our research and development efforts. We will need addition capital in order to commercialize any therapeutic product candidates that we identify. When our needs for cash deplete our existing capital position, we will be required to significantly reduce our operating expenses, which could have a significant and adverse effect on us.

Our capital requirements depend on numerous factors, including:

     o    the progress of our research and development programs;

     o    the progress of pre-clinical and clinical testing;

     o    the time and costs involved in obtaining regulatory approvals;

     o the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

     o    competing technological and market developments;

     o    our  ability  to  establish  collaborative   arrangements  with  large
          pharmaceutical companies and others; and

     o the requirements and timing of entering into technology licensing agreements and other similar arrangements.

     We may use our existing resources before we may otherwise expect because of changes in our research and development and commercialization plans or because of other factors affecting our operating expenses or capital expenditures, including potential acquisitions of other businesses, assets or technologies.

     Our ability to raise future capital on acceptable terms depends on conditions in the public and private equity markets and our performance, as well as the overall performance of other companies in the biopharmaceutical and biotechnology sectors. Additional financing may not be available to us at all or on terms we find acceptable. Furthermore, any financing that we do obtain may cause substantial dilution to our existing stockholders.

If we cannot successfully manufacture our products and product candidates in an efficient manner, our ability to sell our products and to conduct clinical trials and commercialize our product candidates would be impaired.

     Our ability to supply the demand for our products and to conduct timely preclinical and clinical research and development programs and commercialize our product candidates depends, in part, upon our ability to manufacture our products and product candidates, either directly or through third parties, in accordance with FDA and other regulatory requirements. We may not be able to manufacture our products or product candidates in a reproducible or cost-effective manner at our facilities in the quantities and with the quality that we require. We may also have difficulties obtaining the raw materials and supplies necessary to the manufacturing process. In addition, if several of our product candidates are approved for marketing and sale, we may not be able to manufacture commercial quantities of multiple products successfully or with acceptable profit margins.

     We have begun to scale up our manufacturing facilities for our product candidates to supply clinical trials and possible commercial demand. If we are unable to use our own manufacturing facilities or to contract with a third-party to manufacture our products candidates on acceptable terms, we may not be able to conduct preclinical and clinical testing or to supply commercial quantities of our product candidates.

     In addition, if our manufacturing facilities fail to comply with FDA and other regulatory requirements, we will be required to suspend manufacturing. This will have a material adverse effect on our financial condition, results of operations, and cash flow.

Our collaboration efforts and agreements may fail or be terminated, resulting in significant delays and substantial increases in the cost of the research, development and commercialization of some of our product candidates.

     We are party to various arrangements with academic and corporate partners and others. The successful development and manufacture of the product candidates covered by these arrangements depends upon outside parties' fully performing their contractual responsibilities. If any of the other parties breaches or terminates its agreement with us or otherwise fails to conduct its activities in a timely manner, the development or commercialization of that product candidate or research program may be delayed.

     For example, the Center for Molecular Medicine and Immunology or "CMMI", a not-for-profit cancer research center, of which Dr. David M. Goldenberg, our Chairman and Chief Scientific Officer is the founder, President and a member of the Board of Trustees, performs contracted pre-clinical evaluations in product areas of importance to us. CMMI also conducts basic research in a number of areas of potential interest to us. If CMMI were no longer to provide these services, we would have to make alternative arrangements with third parties, which could significantly delay and increase expenses associated with development and commercialization of our product candidates.

     Dependence upon third parties for the manufacture of some of our products candidates may adversely affect our profit margins and our ability to develop and deliver products on a timely and competitive basis. For example, if we contract  with a third  party for the  development  and  production  of  certain humanized antibodies and this party does not perform according to our expectations, our ability to develop and commercialize those product candidates will be adversely affected. In addition, we rely on a single third party, SP Pharmaceuticals, to perform certain end-stage portions of the manufacturing process for CEA-Scan and LeukoScan, which we do not have the resources to perform. If SP Pharmaceuticals were to become unavailable, we would be unable to complete the manufacturing process until we entered into an agreement with another qualified entity, which could cause substantial delays and materially adversely affect our operations.

     We also are considering additional collaboration and other agreements for various product candidates. We may not be able to negotiate these arrangements on favorable terms or at all and these relationships may not be successful.

We may not be able to obtain and adequately protect our intellectual property rights or avoid infringing the rights of others.

     Our commercial success is highly dependent upon our own and our collaborators' ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our product candidates. We or our collaborators have filed patent applications on products and processes relating to our diagnostic imaging products and our antibody-based therapeutic product candidates, as well as other technologies and inventions in the United States and in certain foreign countries. Although we have obtained a number of U.S. patents, patent applications owned or licensed by us may not result in patents being issued. Moreover, these patents may not afford us protection against competitors with similar technology or products.

     Although we are not aware of any such conflict, parts of our technology, techniques, and product candidates may conflict with patents owned by or granted to others. Any patent holders could sue us for damages and seek to prevent us from selling or developing our products or product candidates. Since we do not have the resources to maintain a staff whose primary function is to investigate the level of protection afforded to third parties on devices and components which we use in our products and product candidates, it is possible that a third party could successfully claim that our products infringe on their intellectual property rights.

     Uncertainties resulting from the litigation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Any patent litigation or other proceeding even if resolved in our favor, absorbs significant financial resources and management time. Some of our competitors may be able to sustain these costs more effectively than we can because of their substantially greater financial and managerial resources. If a patent litigation or other intellectual property proceeding is resolved unfavorably to us, we may be enjoined from manufacturing or selling our products and services without a license from the other party and be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms, if at all.

Our operations could suffer if we are unsuccessful in our pending infringement claims concerning our CEA antibodies.

     We are involved in certain litigation with F. Hoffmann-LaRoche and its affiliates concerning the validity of our European patents covering the antibody we use in our CEA-Scan cancer imaging product and our CEA-Cide cancer therapy product, as well as the use of highly specific anti-CEA antibodies for a number of other uses. We have claimed that they have infringed our patent and they have counterclaimed seeking to nullify the patents that were issued. If we receive an unfavorable outcome in any of these matters, our business could be significantly and adversely affected.

If we are not able to keep our trade secrets confidential, our technology and information may be used by others to compete against us.

     In addition to our reliance on patents, we attempt to protect our proprietary products and processes by relying on trade secret laws, nondisclosure and confidentiality agreements, and exclusive licensing arrangements with our employees and certain other persons who have access to our proprietary products or processes or have licensing or research arrangements exclusive to us. These agreements or arrangements may not provide meaningful protection for our proprietary products and processes in the event of unauthorized use or disclosure of such information. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or technology which will materially and adversely affect our competitive position.

We face substantial competition in the biotechnology field and may not be able to successfully compete.

     The biotechnology industry is highly competitive, particularly in the area of cancer diagnostic and therapeutic products. There is the potential for extensive technological innovations in relatively short periods of time and rapid technological change or developments by others may result in our current products as well as those in development becoming noncompetitive or obsolete. We are likely to encounter significant competition with respect to our existing products as well as our products currently under development. A number of companies, including IDEC Pharmaceuticals, Genentech, Glaxo SmithKline, Ligand Pharmaceuticals, Millennium Pharmaceuticals, Nycomed Amersham, Protein Design Laboratories, Schering AG, and Corixa Pharmaceuticals, are engaged in the biotechnology field, and in particular the development of cancer diagnostic and therapeutic products. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies may have more established positions in the pharmaceutical industry and may be better equipped than us to develop, refine and market their products. Our smaller competitors may also obtain a significant competitive advantage if they acquire or discover patentable inventions, form collaborative arrangements or merge with large pharmaceutical companies.

     We also expect to face increasing competition from universities and other non-profit research organizations. These institutions carry out a significant amount of research and development in the field of antibody-based technology. These institutions are becoming increasingly aware of the commercial value of their findings and more active in seeking patent and other proprietary rights, as well as licensing revenues.

     If a competitor announces a successful clinical study or an approval by a regulatory agency to market a product that is comparable to one of our product candidates, such announcement may have a material adverse effect on our operations, future prospects and the price of our common stock.

Our limited marketing and sales experience and capability could impact our ability to successfully sell our current products and our product candidates.

     We are relying, in substantial part, on our own limited sales and marketing organization to market our current imaging products CEA-Scan and LeukoScan. We have no internal marketing or distribution experience for our antibody-based therapeutic product candidates. Any sales effort we undertake may be costly and may not be successful. If we are unable to maintain and continue to build our current sales force or develop a marketing group for our product candidates, our financial condition and operating results may be significantly and adversely affected.

Our limited manufacturing experience and capacity, which is restricted to a single site and facility, could impact our ability to make our products for clinical testing and commercialization.

     We rely on our current manufacturing facilities in our headquarters, and the staff working there, for all product supplies needed for research and for future commercial supplies. Any interruption in work at this site, whether by natural acts or other causes, would significantly and adversely affect our operations, and product-development and research programs. The same facility houses all of our other departments, including clinical, regulatory and financial records. Although we attempt to protect records and proprietary reagents, any interruption in operations at our headquarters would have a very adverse impact on us and our programs and plans. Further, since we have never manufactured a commercial therapeutic product, we are at risk of possibly not having as much experience as others in the industry may have for this task. However, we believe that our experience and success in achieving economical, large-scale production of our antibody-based imaging products is pertinent to this effort.

We could be temporarily unable to sell our products if our agreements with our distributors were terminated.

     We currently do not have the resources to internally develop and maintain the operating procedures required by the FDA and comparable foreign regulatory authorities to oversee distribution of our products. As a result, we have entered into arrangements with third parties to perform this function for the foreseeable future. If these agreements are terminated, we will be required to enter into arrangements with other government approved third parties in order to be able to distribute our products and we will be unable to continue to distribute our products until an acceptable alternative is identified. If we were even only temporarily unable to distribute our products, our business could be significantly and adversely effected.

     Currently, Eli Lilly Deutschland GmbH ("Lilly") packages and distributes LeukoScan and CEA-Scan within the countries comprising the European Union and certain other countries subject to the receipt of regulatory approval pursuant to a Distribution Agreement with us. Lilly has notified us that it intends to terminate this agreement as of the end of the current calendar year. We expect to establish alternate distribution arrangements by that time, although we cannot provide you with assurance that we will be successful.

We may not receive approval to sell LeukoScan in the United States.

     We have not yet received approval from the FDA to market and sell LeukoScan in the United States and cannot predict when we will obtain approval, if ever. In addition, the FDA could impose conditions on its approval, which could significantly affect the commercial viability of the product or could require us to undertake significant additional studies or otherwise expend additional significant funds. If we do not receive approval to market and sell LeukoScan in the United States in the near future or if the FDA imposes significant conditions or restrictions, our business and operations could be significantly and adversely affected.

We may be unable to continue to use mouse fluids for future products which could require us to make expensive and time consuming changes to our products in development.

     CEA-Scan and certain of our other imaging agents are derived from ascites fluid produced in mice. Regulatory authorities, particularly in Europe, have expressed concerns about the use of mouse fluids for the production of monoclonal antibodies. The regulatory authorities may not agree that our quality control procedures for future products are adequate. While we are continuing our development efforts to produce certain of our monoclonal antibodies using cell culture methods, this process constitutes a substantial production change, which will require additional manufacturing equipment and new regulatory approval. We may not have the resources to acquire the additional manufacturing equipment and expertise and we cannot be sure that we will receive the required regulatory approval on a timely basis, if at all.

We may be liable for contamination or other harm caused by hazardous materials that we use.

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

We could be exposed to significant liability claims and our insurance coverage may not be adequate to cover these claims.

     The testing, marketing and manufacturing of our product candidates necessarily involve the risk of product liability. Their use in clinical trials and their sale may expose us to substantial liability claims. These claims might be made directly by patients, consumers, pharmaceutical companies, or others selling the products. While we currently have product liability insurance that we consider adequate for our business, we may not be able to obtain insurance in the future at an acceptable cost, if at all. If we cannot maintain our existing or comparable liability insurance, our ability to clinically test and market our products may be significantly impaired. Moreover, the amount and scope of our insurance coverage or indemnification arrangements with any distributor or other third party upon which we rely may be inadequate to protect us in the event of a successful product liability claim. Any claim in excess of the amount of any insurance could significantly and adversely affect our financial condition and operating results.

Certain potential conflicts of interest exist which could affect our operations.

     Members of our management and Board of Directors have relationships and agreements with related parties that create conflicts of interest that could adversely affect our business.

     For example, Dr. David M. Goldenberg, our Chairman and Chief Scientific Officer, is the founder, President and a member of the Board of Trustees of CMMI, a not-for-profit cancer research center. Dr. Goldenberg devotes more of his time to working for CMMI than for us and other key personnel currently have responsibilities both to CMMI and us. As a result, the potential for conflict of interest exists and disputes could arise over the allocation of research projects and ownership of intellectual property rights.

The loss of key employees could adversely affect our operations.

     We are heavily dependent upon the talents of Dr. Goldenberg and certain key scientific personnel. If Dr. Goldenberg or any of our other key personnel leave our employ, our operations could be significantly and adversely affected. In addition, from time to time we have a need to expand our management and scientific personnel. Competition for qualified personnel in the biotechnology and pharmaceutical industries is intense and we may not be successful in our recruitment efforts. If we are unable to retain or, when needed, attract additional qualified personnel, our operations also could be significantly and adversely affected.

We have agreed to certain covenants in our 1999 financing which place restrictions on the operation of our business.

     In connection with our December 1999 financing, we agreed to certain covenants, including covenants that will apply until such time as the investors in that offering and their affiliates beneficially own less than 5% of our common stock. Among other things, we agreed that without the prior consent of the investors, we may not sell our business to anyone that is an affiliate of ours, unless the sale is for consideration at least equal to (a) the fair market value in the event of a sale of assets (as determined in good faith by our board of directors) or (b) the then current market price in the event of a sale of stock. As of June 30, 2001, such investors in the aggregate beneficially owned 5.7% of the Company's outstanding common stock.

Revenues from our products depend in part on reimbursement from health care payors, which is uncertain.

     The continuing efforts of government and insurance companies, health maintenance organizations and other payors of health care costs to contain or reduce costs of health care may affect our future revenues and profitability. Our ability to commercialize our products successfully will depend in part on the extent to which private health insurers, organizations such as HMOs and governmental authorities can obtain appropriate reimbursement levels for the cost of our products and related treatment. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially and adversely affect our ability to operate profitably. Furthermore, even if reimbursement is available, we cannot be sure that it will be available at price levels sufficient to realize an appropriate return on our investment in product candidates.

Disruption in New York City and the U.S. commercial activities generally following the September 2001 terrorist attacks in the U.S. may adversely impact our results of operations, our ability to raise capital or our future growth.

     The operations of our facilities have been and may continue to be harmed by the recent terrorist attacks on the U.S. For example, we may experience a rise in operating costs, such as costs for transportation, courier services, insurance and security. We also may experience delays in receiving payments from payors that have been affected by the attacks, which, in turn, would harm our cash flow. The U.S. economy in general may be adversely affected by the terrorist attacks or by any related outbreak of hostilities. Any such economic downturn could adversely impact our results of operations, impair our ability to raise capital or impede our ability to continue growing our business.


                        Risks Related to Our Common Stock

The market price of our stock may fluctuate based on factors beyond our control.

     The market price of our stock has been and is likely to continue to be highly volatile. Furthermore, the stock market generally and the market for stocks of companies with lower market capitalizations and small biopharmaceutical companies, like us, have from time to time experienced and likely will again experience significant price and volume fluctuations that are unrelated to the operating performance of a particular company.

     From time to time, stock market professionals publish research reports covering our business and our future prospects. As a result of a number of factors, we may be unable to meet the expectations of securities analysts or investors and our stock price may decline. These factors include:

     o    announcements   by  us  or  our   competitors  of  clinical   results,
          technological innovations, product sales, new products or product candidates;

     o    the  formation  or   termination   of  our  corporate   alliances  and
          distribution arrangements;

     o    developments or disputes concerning patent or proprietary rights;

     o    government regulatory action;

     o    period-to-period fluctuations in the results of our operations; and

     o developments and market conditions for emerging growth companies and biopharmaceutical companies, in general.

         In the past, following periods of volatility in the market prices of the securities of companies in our industry, securities class action litigation has often been instituted against those companies. If we face such litigation in the future, it would result in substantial costs and a diversion of management's attention and resources, which would negatively impact our business.

Our principal stockholder can influence most matters requiring approval by our stockholders.

     As of June 30, 2001, Dr. Goldenberg, our Chairman and Chief Scientific Officer, controlled the right to vote over approximately 17.6% of our common stock. As a result of this voting power, Dr. Goldenberg may have the ability to determine the election of all of our directors, direct our policies and control the outcome of substantially all matters which may be put to a vote of our stockholders.

Resales of shares held by our directors and executive officers may lower the market price of our common stock and impair our ability to raise new funds.

     As of June 30, 2001, we had a total of 49,533,871 shares of common stock outstanding, 8,088,269 of which were held by our directors and executive officers. These shares may be resold within the limitations imposed by Rule 144 under the Securities Act. Sales of substantial amounts of shares or the mere prospect that those sales will occur could cause the market price of our common stock to decline. Those sales might make it more difficult for us to sell equity and equity-related securities in the future at a time and price that we consider appropriate.

We have adopted anti-takeover provisions that may frustrate any attempt to acquire our company or to remove or replace our management.

     Provisions of our certificate of incorporation, our by-laws and Delaware law could make it more difficult for a third party to acquire control of our company in a transaction not approved by our board of directors.

     Our Board of Directors may issue up to 10 million shares of our preferred stock and may determine the price, rights, preferences, privileges and restrictions, including voting and conversion rights, of these shares of preferred stock. These determinations may be made without any further vote or action by our stockholders. The issuance of preferred stock could have the effect of delaying, deterring or preventing a change in control of our company, or could impose various procedural and other requirements that could make it more difficult for holders of our common stock to effect certain corporate actions, including the replacement of incumbent directors and the completion of transactions opposed by the incumbent board of directors. The rights of the holders of our common stock would be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. We have no present plans to issue any shares of preferred stock. In addition, we have adopted a stockholder rights plan which makes it more difficult for a third party to acquire control of our company without the support of our board of directors.

     We are also subject to Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met.