Form 10-Q
period 2001-09-30
IMMUNOMEDICS INC
filed 2001-11-13
CIK 722830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended September 30, 2001 OR

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

As of November 13, 2001, there were 49,539,371 shares of the registrant's common stock outstanding.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                    Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited):

                  Consolidated Balance Sheets -                        3
                  September 30, 2001 and June 30, 2001

                  Consolidated Statements of Operations
                  and Comprehensive Income (Loss) -                    4
                  three months ended September 30, 2001 and 2000

                  Condensed Consolidated Statements of Cash Flows -    5
                  three months ended September 30, 2001 and 2000

                  Notes to Consolidated Financial Statements -         6
                  September 30, 2001

Item 2.  Management's Discussion and Analysis of                       9
                  Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risks   13


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              14


SIGNATURES                                                             15
----------


Part I - Financial Information
Item 1.  Consolidated Financial Statements (Unaudited):

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                       September 30,       June 30,
                                                                           2001             2001
                                                                      --------------   --------------
                                     ASSETS

Current Assets:

     Cash and cash equivalents                                        $  12,275,412    $   8,607,901
     Marketable securities                                               38,347,468       44,682,954
     Accounts receivable, net of allowance for
       doubtful accounts of $136,863 and $125,440 at
       September 30, 2001 and June 30, 2001,  respectively                  916,406          792,598
     Inventory                                                              650,099          750,769
     Other current assets                                                 1,325,088        1,151,548
                                                                      --------------   --------------
          Total current assets                                           53,514,473       55,985,770



Property and equipment, net of accumulated
       depreciation of $8,964,398 and $8,711,412 at
       September 30, 2001 and June 30, 2001,  respectively                4,397,766        3,395,310

Other long-term assets                                                       51,157          276,157
                                                                      --------------   --------------
                                                                      $  57,963,396    $  59,657,237
                                                                      ==============   ==============




                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Current portion of long-term debt                                $      28,499    $      70,412
     Accounts payable                                                     2,379,881        1,607,176
     Deferred revenue                                                     9,000,000        9,000,000
     Other current liabilities                                            1,706,433        2,106,254
                                                                      --------------   --------------
          Total current liabilities                                      13,114,813       12,783,842
                                                                      --------------   --------------

Deferred revenue                                                          3,000,000        5,250,000

Minority interest                                                           182,000          182,000

Commitments and Contingencies
Stockholders' Equity:
     Preferred stock; $.01 par value, authorized 10,000,000 shares;
          issued and outstanding 0 shares
          at September 30, 2001 and June 30, 2001                                 -                -
     Common stock; $.01 par value, authorized 70,000,000 shares;
          issued and outstanding 49,539,371 and 49,533,871 shares
          at September 30, 2001 and June 30, 2001, respectively             495,394          495,339
     Capital contributed in excess of par                               155,157,820      155,116,973
     Accumulated deficit                                               (114,463,419)    (114,281,279)
     Accumulated other comprehensive income                                 476,788          110,362
                                                                      --------------   --------------
          Total stockholders' equity                                     41,666,583       41,441,395
                                                                      --------------   --------------
                                                                      $  57,963,396    $  59,657,237
                                                                      ==============   ==============


     See accompanying notes to unaudited consolidated financial statements.


                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)


                                                                                Three Months Ended
                                                                                   September 30,

                                                                            2001                   2000
                                                                       -------------           -------------
Revenues:
     Product sales                                                     $    980,672            $  1,238,144
     Royalties and license fee                                            2,275,465                   1,716
     Research and development                                                85,607                 140,173
     Interest and other                                                     673,241                 656,418
                                                                       ------------            -------------
                                                                          4,014,985               2,036,451
                                                                       ------------            -------------
Costs and Expenses:
     Cost of goods sold                                                     167,452                  81,563
     Research and development                                             2,923,565               2,214,063
     Sales and marketing                                                    632,117                 559,479
     General and administrative                                             473,991                 662,436
                                                                       ------------            -------------
                                                                          4,197,125               3,517,541
                                                                       -------------           -------------
Net loss                                                               $   (182,140)           $ (1,481,090)
                                                                       =============           =============

Comprehensive Income (Loss):
     Net loss                                                          $   (182,140)           $ (1,481,090)
                                                                       -------------           -------------
    Other comprehensive income (loss), net of tax:
         Foreign currency translation adjustments                           116,617                 (40,604)
         Unrealized gain (loss) on securities available for sale            249,809                 (21,638)
                                                                       -------------           -------------
    Other comprehensive income (loss)                                       366,426                 (62,242)
                                                                       -------------           -------------
Comprehensive income (loss)                                            $    184,286            $ (1,543,332)
                                                                       =============           =============
Per Share Data (Basic and Diluted):
     Net loss                                                               $ (0.00)                $ (0.03)
                                                                       =============           =============
Weighted average number of common
   shares outstanding                                                    49,538,116              49,444,064
                                                                       =============           =============


     See accompanying notes to unaudited consolidated financial statements.


                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                            Three Months Ended
                                                                               September 30,
                                                                        2001                   2000
                                                                   -----------------     -----------------

Cash flows from operating activities:

      Net loss                                                         $   (182,140)         $ (1,481,090)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation                                                          252,986               238,143
      Provision for allowance for doubtful accounts                           6,409                 5,070
      Amortization of bond premium                                           67,022                 4,801
      Non-cash expense relating to issuance of warrants                           -               232,278
      Compensation expense on stock options                                  26,610                     -
      Deferred revenue                                                   (2,250,000)                    -
      Changes in operating assets and liabilities                           169,797              (568,162)
      Other                                                                 116,617               (40,604)
                                                                   -----------------     -----------------
          Net cash used in operating activities                          (1,792,699)           (1,609,564)
                                                                   -----------------     -----------------

Cash flows from investing activities:

     Purchases of marketable securities                                           -           (19,524,719)
     Proceeds from maturities of marketable securities                    6,743,273            17,629,722
     Additions to property and equipment                                 (1,255,442)             (134,562)
                                                                   -----------------     -----------------
          Net cash provided by (used in) investing activities             5,487,831            (2,029,559)
                                                                   -----------------     -----------------

Cash flows from financing activities:
     Exercise of stock options                                               14,292               972,027
     Payments of debt                                                       (41,913)              (38,121)
                                                                   -----------------     -----------------
          Net cash provided by (used in) financing activities               (27,621)              933,906
                                                                   -----------------     -----------------

Increase (decrease) in cash and cash equivalents                          3,667,511            (2,705,217)

Cash and cash equivalents at beginning of period                          8,607,901            11,114,079
                                                                   -----------------     -----------------
Cash and cash equivalents at end of period                             $ 12,275,412          $  8,408,862
                                                                   =================     =================



     See accompanying notes to unaudited consolidated financial statements.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  Business Overview and Basis of Presentation

     The accompanying unaudited consolidated financial statements of Immunomedics, Inc. (the "Company"), which incorporate the Company's majority owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at June 30, 2001 has been derived from the audited consolidated financial statements at that date. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002 or any other period. Certain adjustments and reclassifications were made to conform to the current year presentation.

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

     For further information, refer to the annual consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

(2)  Cash Equivalents and Marketable Securities

     The Company considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents. Included in other current assets at September 30, 2001 and June 30, 2001 is accrued interest earned on cash equivalents and marketable securities of approximately $642,000 and $652,000, respectively.

(3)  Income Taxes

     The Company has never made payments of Federal or State income taxes and to date has not generated book income; therefore, no income taxes have been reflected for the three-month period ended September 30, 2001.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(4)  Net Loss Per Share

     Basic and diluted net loss per share is based on the net loss for the relevant period divided by the weighted average number of shares issued and outstanding during the period. For the purposes of the diluted net loss per share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three-month periods ended September 30, 2001 and 2000. The Company has certain securities outstanding at September 30, 2001 that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The common stock equivalents excluded from the diluted per share calculation are 2,716,250 and 1,833,750 at September 30, 2001 and 2000, respectively.

(5)  Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss), net unrealized gains (losses) on securities available for sale and certain foreign exchange changes and is presented in the unaudited consolidated statements of operations and comprehensive income (loss).

(6)  Inventory

     Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. At September 30, 2001, the inventory balance consisted of $140,000 of raw materials and $510,000 of finished goods. At June 30, 2001, the inventory balance consisted of $140,000 of raw materials and $611,000 of finished goods.

(7)  Marketable Securities

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by major security type at September 30, 2001 and June 30, 2001 were as follows:


                                                      Gross          Gross        Estimated
                                   Amortized     Unrealized     Unrealized             Fair
                                        Cost           Gain           Loss            Value
 ------------------------------------------------------------------------------------------
  September 30, 2001
  Corporate Debt Securities     $ 37,778,000     $  572,000     $   (3,000)    $ 38,347,000
                                ============     ==========     ===========    ============

  June 30, 2001
  Corporate Debt Securities     $ 44,364,000     $  351,000     $  (32,000)    $ 44,683,000
                                ============     ==========     ===========    ============


                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(8)  Geographic Segment

     The Company manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based diagnostics and therapeutics for cancer and infectious diseases, and it currently reports as a single industry segment. The Company markets and sells its products in the U.S. and throughout Europe.

     The following tables present financial information based on the geographic location of the facilities of Immunomedics, Inc. as of and for the three-month period ended September 30, 2001 and 2000:

                               September 30, 2001

                         United States         Europe        Total
                         -------------       --------     -----------
     Revenues            $ 3,354,331        $ 660,654     $ 4,014,985
     Net loss                (98,848)         (83,292)       (182,140)

                               September 30, 2000

                         United States         Europe        Total
                         -------------      ---------     -----------
     Revenues            $ 1,251,622        $ 784,829     $ 2,036,451
     Net loss             (1,918,020)         436,930      (1,481,090)

(9)  Development and License Agreement with Amgen

     On December 17, 2000, the Company signed a Development and License Agreement with Amgen Inc. ("Amgen"). The Agreement provides Amgen with the exclusive rights to clinical development and commercialization of the Company's naked CD22 antibody product, epratuzumab, for the treatment of non-Hodgkin's lymphoma in the territories of North America and Australia.

     Pursuant to the Amgen Development and License Agreement, the Company received an up-front payment of $18,000,000 from Amgen on the closing date of February 1, 2001 and could potentially receive clinical milestones and future royalties. The up-front payment of $18,000,000 is being recognized as revenue of $750,000 per month over a period of 24 months, beginning
     February 2001, which is management's best estimate of the period of time required for the parties to fulfill their obligations under the Development and License Agreement related to the manufacture of epratuzumab. Accordingly, the Company recognized $2,250,000 as royalties and license fee revenue for the three-month period ended September 30, 2001. The remaining balance of $12,000,000 and $14,250,000, is recorded as "Deferred revenue", in the accompanying unaudited consolidated balance sheets at September 30, 2001 and June 30, 2001, respectively.

Part I - Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is committed to developing, manufacturing and marketing monoclonal antibody-based products for the detection and treatment of cancers and other diseases. The Company's major focus is therapeutic antibodies that are designed to carry radioisotopes, chemotherapeutic agents, toxins, dyes or other substances to a specific target, such as a disease site or organ system, and bind to the target. The Company has several such antibodies in clinical development, including epratuzumab, which is in Phase III trials for the treatment of patients with non-Hodgkin's lymphoma. This antibody has been licensed to Amgen, Inc., for further development and commercialization in North America and Australia. The Company has two commercial diagnostic imaging agents which utilize the Company's monoclonal antibodies, CEA-Scan and LeukoScan, that are being sold for the detection of colorectal cancers and bone infections, respectively. These are the only products that the Company is currently licensed to market and sell and to date, the Company has received only limited revenues from the sale of these products. The Company is also developing new cancer therapeutic antibody technology involving the selective delivery of therapeutic agents through pre-targeting, in collaboration with IBC Pharmaceuticals, LLC.

Since its inception, the Company has been engaged primarily in the research and development and, more recently, the commercialization of proprietary products relating to the detection, diagnosis and treatment of cancer and infectious diseases. The Company has incurred significant operating losses since its formation in 1982 and has not earned a profit since its inception. These operating losses and failure to be profitable have been due mainly to the significant amount of money that the Company has had to spend on research and development. As of September 30, 2001, the Company had an accumulated deficit of approximately $114,463,000. The Company expects to continue to experience operating losses until such time, if at all, that it is able to generate sufficient revenues from sales of CEA-Scan(R), LeukoScan(R) and its other potential products.

Results of Operations

Revenues for the three-month period ended September 30, 2001, were $4,015,000 as compared to $2,036,000 for the same period in 2000, representing an increase of $1,979,000 or 97%. Product sales for the three-month period ended September 30, 2001, were $981,000 as compared to $1,238,000 for the same period in 2000, representing an decrease of $257,000, principally reflecting the Company's transition in focus from development of in vivo imaging products to the development of therapeutic compounds. Royalties and license fee revenue for the three-month period ended September 30, 2001, increased by $2,274,000 from $2,000 to $2,276,000 as compared to the same period in 2000, primarily due to recognition of $2,250,000 of the $18,000,000 up-front payment received in February 2001 in conjunction with the execution of the Company's fiscal year 2001 development and license agreement with Amgen. Research and development revenue for the three-month period ended September 30, 2001 decreased by $54,000 from $140,000 to $86,000 as compared to same period of 2000, primarily due to a lower rate of funding for grants. Interest and other income for the three-month period ended September 30, 2001 increased by $17,000, as compared to the same period of 2000, primarily due to more cash available for investments as a result of the receipt of the $18,000,000 payment from Amgen in February 2001.

Total  operating  expenses for the  three-month  period ended September 30, 2001 were $4,197,000 as compared to $3,517,000 for the same period in 2000, representing an increase of $680,000 or 19%. Research and development expenses for the three-month period ended September 30, 2001 increased by $710,000 from $2,214,000 to $2,924,000 as compared to the same period in 2000, primarily due to increased research and development efforts and manufacturing expenses, including lab supplies associated with producing therapeutic compounds to be used in clinical trials. Cost of goods sold for the three-month period ended September 30, 2001 increased by $110,000, from $57,000 to $167,000 as compared to the same period in 2000. Cost of goods sold for the three-month period ended September 30, 2000 reflects the benefit of product sales from inventory that was previously expensed by the Company prior to receiving product approval. Sales and marketing expenses for the three-month period ended September 30, 2001 increased by $48,000, primarily due to convention related expenses. General and administrative costs for the three-month period ended September 30, 2001 decreased by $188,000 as compared to the same period of 2000, primarily due to the recognition of an expense for the three-month period ended September 30, 2000 of $232,000 associated with warrants issued to a financial advisor in December 1999, partially offset by an increase of other administrative expenses.

Net loss for the three-month period ended September 30, 2001 was $182,000, or $0.00 per share, as compared to $1,481,000, or $0.03 per share, for the same period in 2000. The lower net loss in 2001 as compared to 2000 primarily resulted from greater royalties and license revenue partially offset by increased costs and expenses as discussed above.

Liquidity and Capital Resources

At September 30, 2001, the Company had working capital of $40,400,000, which represents a decrease of $2,802,000 from June 30, 2001. The decrease in working capital resulted primarily from the funding of operating expenses.

The Company's liquid asset position, measured by its cash, cash equivalents and marketable securities, was $50,623,000 at September 30, 2001, representing a decrease of $2,668,000 from June 30, 2001. This decrease was primarily attributable to the funding of operating expenses as discussed above. It is anticipated that working capital and cash, cash equivalents and marketable securities will decrease during the remainder of fiscal year 2002 as a result of planned operating expenses and capital expenditures, offset in part by projected revenues from product sales in the U. S. and Europe. However, there can be no assurance, as to the amount of revenues, if any, these products will provide.

In October 2001, the Company entered into a Distribution Agreement with Logosys Logistik GmbH ("Logosys") pursuant to which Logosys will package and distribute LeukoScan and CEA-Scan within the countries comprising the European Union and certain other countries beginning in January of 2002.

The Company is obligated under an operating lease for facilities used for research and development, manufacturing and office space. On May 29, 1998, the Company exercised its right to renew for an additional term of three years expiring in May 2002 at a base annual rate of $441,000. On November 1, 2001, the Company renewed for an additional term of twenty years expiring on October 31, 2021 at a base annual rate of $545,000, which is fixed for the first five years and increases thereafter every five years, which includes an additional area of 15,000 square feet.

In order to support the clinical trial requirements and commercial quantity of its cancer therapeutic products, the Company plans to expand its manufacturing facility at a cost of approximately $6.3 million. The Company plans to fund this project through its working capital or other financing arrangements. The facility plan includes design of two distinct manufacturing suites, containing six new bioreactors, which will allow flexibility in terms of the amount of therapeutic antibodies that can be produced. We plan to begin construction by the end of January 2002, and it is projected to be completed in about eight months.

To date, the Company has not generated positive cash flow from operations. The Company believes that its existing working capital should be sufficient to meet its capital and liquidity requirements for the foreseeable future. This expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from the Company's expectation as a result of a number of risks and uncertainties, including the risks described in Exhibit 99 annexed hereto. The Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these are the success of its product commercialization and selling products, the technological advantages and pricing of the Company's products, the impact of the regulatory requirements applicable to the Company and access to capital markets that can provide the Company with the resources when necessary to fund its strategic priorities. The Company is engaged in continuous discussions with investment bankers regarding financing opportunities. Unless there is a significant increase in product revenues, the Company will require additional financial resources after it utilizes its current liquid assets in order for it to continue its projected levels of research and development and clinical trials of its proposed products and regulatory filings for new indications of existing products. There can no assurance that any additional financing will be available to the Company at all or on terms it finds acceptable or that the terms of such financing will not cause substantial dilution to existing stockholders.

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


Recently Issued Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under a single method -- the purchase method. Use of the pooling-of-interests method no longer is permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. SFAS No. 142 has no impact on the historical financial statements of the Company as the Company does not have any goodwill or intangible assets which resulted from business combinations.

Private Securities Litigation Reform Act of 1995

Statements made in this Form 10-Q, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management. Such forward-looking statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors, including (i) the risks described in Exhibit 99 to this Form 10-Q, (ii) the risks described under the caption "Business Risks" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the "2001 10-K"),
(iii) the risks described elsewhere under the caption "Business" in the 2001 10-K and (iv) the risks described elsewhere in the 2001 10-K. The Company assumes no obligation to update its forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

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

The table below presents the principal amounts and related weighted average interest rates by fiscal year of maturity for our investment portfolio as of September 30, 2001:

                                                                                               Fair
                               2002      2003      2004       2005        2006      Total     Value
                             -------   --------  --------   --------   ---------   -------- -------
                                                           (in Thousands $)
Fixed rate................  $ 18,832   $ 9,275   $ 8,493    $   --      $   999    $37,598  $ 38,347
Average interest rate.....      5.90%     5.84%     4.26%       --         7.28%      5.55%      -


                                     Part II
                                Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits. The following documents are filed as exhibits to this report.

          10.1 Amendment No. 2 to the Amended and Restated Employment Agreement, dated as of July 1, 2001 between the Company and Dr. David M. Goldenberg.

          10.2 Contract for Services, effective as of January 1, 2002 between the Company and Logosys Logistik GmbH.


          99.1 Risk Factors

     (b) Reports on Form 8-K. During the quarter for which this Report on Form 10Q is filed, the registrant filed no reports on Form 8-K.

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


                                     IMMUNOMEDICS, INC.
                                     ------------------
                                       (Registrant)




DATE: November 13, 2001               /s/ Cynthia L. Sullivan
                                     -------------------------------

                                     Cynthia L. Sullivan
                                     President, Chief Executive Officer
                                     and Director
                                     (Principal Executive Officer)





DATE: November 13, 2001              /s/ Gerard G. Gorman
                                     -------------------------

                                     Gerard G. Gorman
                                     Vice President Finance and
                                     Chief Financial Officer
                                     (Principal Financial and
                                      Accounting Officer)

                                  EXHIBIT 10.1

                                 AMENDMENT NO. 2
                TO THE AMENDED AND RESTATED EMPLOYMENT AGREEMENT,
              DATED AS OF JULY 1, 2001 BETWEEN THE COMPANY AND DR.
                              DAVID M. GOLDENBERG


     THIS AMENDMENT NO. 2 TO THE AMENDED AND RESTATED EMPLOYMENT AGREEMENT dated as of November 1, 1993, is made and entered into as of the first day of July 1, 2001, by and between IMMUNOMEDICS, INC., a Delaware corporation with its principal office and place of business in Morris Plains, New Jersey ("Immunomedics"), and DR. DAVID M. GOLDENBERG, an individual presently residing in Mendham, New Jersey ("Dr. Goldenberg").

                                    PREMISES

     WHEREAS, under Paragraph 2 of the Amended and Restated Employment Agreement, the term of that Agreement was to be automatically renewed for additional one-year periods unless terminated by either party by notice given at least 90 days prior to the relevant renewal date or for a period of one such additional year, on the terms and conditions then in effect if, by a date six months prior to the expiration of the initial term, no agreement was otherwise reached by Dr. Goldenberg and Immunomedics on the terms and conditions of an extension; and

     WHEREAS,  the parties later agreed to an Amendment No. 1 (dated November 1,
1998) to the Amended and Restated Employment Agreement, wherein they agreed on the terms and conditions of a five-year extension and various other changes to their agreement; and

     WHEREAS, the parties have now agreed to this Amendment No. 2 in order to further amend their agreement as set forth below:

     NOW, THEREFORE, in consideration of the mutual agreements set forth herein, the parties hereto, intending to be legally bound, agreed that:

     A. The parties are amending the Amended and Restated Employment Agreement (and Amendment No. 1 to the extent it previously amended the Amended and Restated Employment Agreement) as follows:

          1. Paragraph 2 of the Amended and Restated Employment Agreement shall be amended in its entirety to read as follows:

               "2. Term. Dr. Goldenberg will continue to be employed by Immunomedics through June 30, 2006 (the `current term') and this Agreement shall be automatically renewed for additional one year periods thereafter unless terminated by either party by notice to the other given at least ninety (90) days prior to any such renewal date or, in any case, unless terminated earlier pursuant to any other terms of this Agreement. A Contract Year as used herein shall mean a period of twelve (12) calendar months beginning on the date hereof or any anniversary thereof and ending on the last day of the twelfth month thereafter. As used herein, `the Term of Employment' shall mean the initial and any extended terms hereof or as earlier terminated pursuant to Paragraph 10 hereof."

          2. Subparagraph (a) of Paragraph 3 thereof shall be amended to read as follows:

               "3. Duties.

               (a) Description. Dr. Goldenberg shall serve as Chief Scientific Officer and shall perform such duties in that role as are commensurate with Dr. Goldenberg's expertise, experience, and professional standing as the Board of Directors of Immunomedics (the `Board') may determine from time to time. The Board shall assign specific duties to Dr. Goldenberg after a review of the requirements of Immunomedics and he shall thereafter report directly to the Chief Executive Officer. Immunomedics reserves the right, subject to subparagraph 10(h) below, to change from time to time the nature and scope of Dr. Goldenberg's duties, provided that such duties shall remain commensurate with Dr. Goldenberg's expertise, experience and professional standing. If elected to such positions, Dr. Goldenberg shall serve as a member of the Board, and an executive officer and director of any subsidiary or successor of Immunomedics and may, in the discretion of the Board, be paid additional reasonable compensation therefor."

          3. Subparagraph (a) of Paragraph 4.1 thereof shall be amended in its entirety to read as follows:

               "4.1 Compensation.

               (a) Salary. For all duties to be performed by Dr.Goldenberg pursuant to this Agreement, Dr. Goldenberg shall receive a base salary (the "Base Salary") as determined from time to time by the Board, which shall be at the rate of no less than Two Hundred and Seventy Five Thousand Dollars ($275,000.00) per year, payable ratably not less frequently than once per month."

          4. Subparagraph (b) of Paragraph 4.1 shall be amended in its entirety to read as follows:

               "(b) Bonus. In addition to his Base Salary, Dr. Goldenberg may be paid bonuses at such times, and in such amounts, as the Board may determine from time to time, provided that Dr. Goldenberg receives annually a cash bonus of at least 20% of Base Salary. Dr. Goldenberg's performance shall be reviewed annually by the Board to determine the amount of additional bonuses, if any, merited either for past performance or to grant an incentive for future performance. In the event Immunomedics adopts a management incentive or bonus plan in which executives (including executives who are directors) are eligible to participate, Dr. Goldenberg shall be eligible to participate in such plan and shall be considered for awards at such times as other executives are considered.

          5. Subparagraph (c) of Paragraph 4.1 shall be amended in its entirety to read as follows:

               "(c) Stock Options. Dr. Goldenberg shall be eligible to participate in Immunomedics' current stock option plan and any future stock option plans, phantom stock plans, stock bonus plans or other plans of a similar nature in which executives (including executives who are also directors) are eligible to participate ("Stock Plans"). Dr. Goldenberg shall receive annually a minimum award of at least 150,000 stock options, with any further stock option to be awarded at the discretion of the Board."

          6. Subparagraph (c) of Paragraph 5 is amended in its entirety as follows:

               "(c) Expense Allowance. In order to facilitate increased efficiency by Dr. Goldenberg in the performance of his duties, Dr. Goldenberg shall be paid an expense allowance of Five Hundred Dollars ($500.00) per month or such greater amount as may be determined by the Board. The amount of such allowance shall be reported for tax purposes as income to Dr. Goldenberg. This allowance is not a limitation on, nor given in lieu, expense reimbursements to which Dr. Goldenberg is entitled under paragraph 5(b) of this Amended and Restated Employment Agreement. On the first anniversary of Amendment No. 2 of the Amended and Restated Employment Agreement, the allowance will increase by 10% and such increased amount will be paid each month for the remainder of the year beginning on the anniversary date. An additional 10% increase will occur on each subsequent anniversary date and shall be similarly paid during the ensuing year."

          7. Subparagraph (f) of Paragraph 10 is amended inits entirety to read as follows:

               "(f) At the option of Dr.  Goldenberg,  to be exercised by ninety
          (90) days prior notice to Immunomedics, if a change in control of Immunomedics shall be deemed to have occurred. For purposes of this Agreement, a change of control of the Company is defined (i) an involuntary change in the composition, as of the effective date of this Agreement, of more than thirty-three percent (33%) of the Board of Directors of the Company or (ii) any person, entity or combination thereof (other than the members of the Goldenberg family) controlling, individually or collectively through ownership, assignment, voting proxy or the like, 25% or more percent of the outstanding voting shares ordinarily having the right to vote for the election of the directors of the Company or the combined voting power thereof or (iii) there is a liquidation or dissolution of the Company approved by the shareholders or (iv) there is a sale of all or substantially all of the assets of the Company. A change of control immediately vests all previously stock options awarded to Dr. Goldenberg. Additionally, in the event that a Change of Control occurs, Dr. Goldenberg, if the Company and Dr. Goldenberg agree, may remain in his capacity as the Chief Scientific Officer for up to one year before either a new contract is consummated or Dr. Goldenberg elects to receive severance as provided in Paragraph 14(b) of this Amended and Restated Employment

          Agreement. If the Company and Dr. Goldenberg do not agree to Dr. Goldenberg remaining in this capacity for the one-year period beginning with the change of control, then Dr. Goldenberg's employment shall terminate and he shall be entitled to severance under Paragraph 14(b) of this Amended and Restated Employment Agreement. Payment made and performance by the Company in accordance with Paragraph 14(b) of the Amended and Restated Employment Agreement shall operate to fully discharge and release the Company and its directors, officers, employees, subsidiaries, affiliates, stockholders, successors, assigns, agents and representatives from any further obligation or liability with respect to Dr. Goldenberg's employment and termination of employment. Other than paying Dr. Goldenberg's Base Salary, stock options, and any bonuses through the date of termination of his employment and making any severance payment pursuant to and in accordance with Paragraph 14(b) (as applicable), the Company and its directors, officers, employees, subsidiaries, affiliates, stockholders, successors, assigns, agents and representatives shall have no further obligation or liability to Dr. Goldenberg or any other person under this Agreement. The Company shall have the right to condition the payment of any severance pursuant to Paragraph 14(b) of this Amended and Restated Employment Agreement upon the delivery by Dr. Goldenberg to the Company of a release in form and substance satisfactory to the Company of any and all claims Dr. Goldenberg may have against the Company and its directors, officers, employees, subsidiaries, affiliates, stockholders, employment by the Company and the termination of such employment."

          8. A new subparagraph (g) to Paragraph 10 is added, and is to read as follows:

               "(g) At option of Dr. Goldenberg, to be exercised by ninety (90) days prior notice to Immunomedics if the terms of the Contract have not, by June 30, 2004, been extended beyond June 30, 2006, said notice being effective at any time between ninety (90) days before June 30, 2004 and the expiration of this Agreement on June 30, 2006."

          9. A new subparagraph (h) to Paragraph 10 is added, and is to read as follows:

               "(h) At the option of Dr.  Goldenberg,  to be exercised by ninety
          (90) days prior notice to Immunomedics if Dr. Goldenberg in good faith believes that the Board has altered his duties, responsibilities, and authority within Immunomedics in a way not commensurate with Dr. Goldenberg's expertise, experience, and professional standing, said termination having the same legal effect as if Immunomedics had terminated Dr. Goldenberg without good cause and being deemed to occur unless he is restored to his former duties, responsibilities, and authority within Immunomedics within ninety (90) days of the aforementioned notice."

          10. Present subparagraph (g) of Paragraph 10 is amended to be referenced as subparagraph "(i)".

          11. Subparagraph (a) of Paragraph 14 is amended in its entirety to read as follows:

               "(a) Disability and Death. Immunomedics shall acquire and provide for life insurance for Dr. Goldenberg as required under paragraphs 5(e) and 5(f) of this Amended and Restated Employment Agreement. Such insurance shall remain in full force and effect (i) for the duration of this Amended and Restated Employment Agreement and any extension thereof and (ii) for three years after the termination of this Amended and Restated Employment Agreement, unless termination occurs by mutual agreement of the parties, by termination by Dr. Goldenberg (other than pursuant to Paragraph 2 or subparagraph 10(d) or 10(f) hereof), or by termination by Immunomedics for Good Cause (as that term is defined in subparagraph 10(e) hereof) or by expiration of the Term of Employment."

          12. Subparagraph (b) of Paragraph 14 is amended in its entirety to read as follows:

               "(b) Severance In the event of termination of the employment of Dr. Goldenberg for any reason other than by mutual agreement of the parties, unilateral termination by Dr. Goldenberg (pursuant to any provision other than Paragraph 2 or subparagraph 10(d) or 10(f) hereof), termination by Immunomedics for Good Cause (as that term is defined in subparagraph 10(e) hereof), or expiration of the Term of Employment, then the Company shall continue for a period of three (3) years Dr. Goldenberg's health and life insurance and other benefits, including but not limited to Split Dollar Life Insurance, Additional Incentive Compensation and other benefits under Paragraphs 4.2, 5(d), 5(e), 5(f) and 14(a) of this Amended and Restated Employment Agreement and shall pay to Dr. Goldenberg in lieu of any further compensation under Paragraph 4.1 under this Agreement "Severance Pay," as defined below. "Severance Pay" shall equal to the highest Base Salary paid to Dr. Goldenberg during any of the three prior years, the highest Bonus paid to Dr. Goldenberg during any of the three prior years, and the stock options that Executive would have otherwise received during the period beginning on such date of termination and ending on the later of twenty-four (24) months from the effective date of such termination and the last day of the Term. Such Severance Pay shall be paid, at Dr. Goldenberg's option (i) commencing with such date of termination at the times and in the amounts such Base Salary, Bonus and stock options would have been paid or (ii) in a lump sum present value at the time of termination. Notwithstanding anything to the contrary contained herein, in the event that Dr. Goldenberg shall elect to be paid Severance Pay over time and yet breach Paragraph 6 or 9 of this Amended and Restated Employment Agreement, in addition to any other remedies the Company may have in the event Dr. Goldenberg breaches this Amended and Restated Employment Agreement, the Company's obligation pursuant to this Paragraph 14(b) of the Amended and Restated Employment Agreement to continue such salary shall cease and Dr. Goldenberg's rights thereto shall terminate and shall be forfeited. Similarly, notwithstanding anything to the contrary contained herein, in the event that Dr. Goldenberg shall elect to be paid Severance Pay in a lump sum yet thereafter breach Paragraphs 6 or 9 of this Amended and Restated Employment Agreement, the Company shall be entitled to pro-rata disgorgement of the lump sum severance payments already made, calculated to provide disgorgement of all amounts corresponding to the period following Dr. Goldenberg's initial breach of Paragraphs 6 or 9."

     B. The parties agree that, except as stated above, the terms and conditions in the Amended and Restated Employment Agreement and Amendment No. 1 thereto remain in full force and effect.

     IN WITNESS WHEROF, the parties have executed this Agreement as of the day, month and year first above written.


Attest:                                     IMMUNOMEDICS, INC.
                                            ("Immunomedics")

_________________________________           By:_________________________________
Secretary


                                            Dated:  ____/____/ 2001

Witness:

---------------------------------           ------------------------------------
                                            Dr. David M. Goldenberg
                                            ("Dr. Goldenberg")

                                            Dated:  ____/____/ 2001

                                  EXHIBIT 10.2

       Contract for Services, effective as of January 1, 2002 between the
                       Company and Logosys Logistik GmbH.

                              CONTRACT FOR SERVICES



       IMMUNOMEDICS, INC. USA, 300 American Road, Morris Plains, NJ 07950 represented by Cynthia Sullivan, Chief Executive Officer herinafter CLIENT


                                       and


     LOGOSYS Logistik GMBH, Otto-Rohm-Strasse 69, 64293 Darmstadt, Germany
                represented by Geschaftsfuhrer Hans Jurgen Nutzel

                               hereinafter LOGOSYS



contract the following.


Premise

CLIENT manufactures and merchandises pharmaceutical products that may be distributed under the rules of the AMG (Arzneimittelgesetz, German drug law).

The European affiliate of CLIENT remains holder of the AMG license and exclusive distributor ( its name only will appear on packages).

CLIENT assigns LOGOSYS the right to furnish an overall service handling logistic tasks defined in the following clauses. The extent of performance is to be regarded as a unity, which has to be performed absolutely, fully and perfect in its single specifications to maintain the functioning of the whole system.

CLIENT has checked the conditions of the warehouse prior to signing this contract and approves it as suitable for the present assortment.


Section 1. Object of Contract

1. CLIENT entrusts LOGOSYS with distributing pharmaceutical products supplied by CLIENT in the name of and for invoice of CLIENT in Europe and other countries outside USA and Canada, as specified in Exhibit A to this Agreement, which Exhibit may be modified by written agreement between the parties. Subject to distribution are only such products that are registered by national or international authorities. The approximate quantity of distribution is set forth in enclosure 1.

2. Distribution includes generally receiving and registering orders, warehousing, commissioning, shipping, invoicing and debit-accounting by order and in the name of CLIENT. The services contracted between CLIENT and LOGOSYS are set forth in enclosures 2 and 3. Because CLIENT is the pharmaceutical enterprise, it retains sole discretion with respect to the addition and/or deletion of customers in the data referred to in Enclosure 3, no. 2.

3. CLIENT remains owner of the goods, until they are paid for by final customer. The title is transferred directly from CLIENT to the final customer.

4. CLIENT guarantees the exclusive right to LOGOSYS to distribute products of in Germany for the term set forth herein.


Section 2. Integral parts of contract

1. Integral parts of this contract are:

         enclosure 1    Quantities/ Data
         enclosure 2    Duties, obligations and extent of service by LOGOSYS
         enclosure 3    Duties, obligations and extent of performance by CLIENT
         enclosure 4    Specific agreements
         enclosure 5    Fee
         enclosure 6    "ADSp" (General German Shipping Conditions)
                        in the issue as may from time to time be esta-blished)

2. The rules cited in paragraph one, in particular enclosures 1-6, are an integral part of this contract and binding for both parties concerning all the regulations set down in them.

To regulate details (procedure diagram/SOP) subenclosures to the enclosures as mentioned above will be set down through written agreement. The rules for enclosures apply to the subenclosures as well.

Enclosures and subenclosures can be altered by written agreement only.


Section 3. Term

1. This contract is set in force on 01. Jan. 2002 and is effective for 3 years. It is automatically prolonged for another year, if no notice of termination is given. Notice of termination must be made in writing, and be sent by fax and courier, receipt by the other party being agreed to be 5 days after the date on which the fax is sent in the event proof of earlier actual receipt does not exist. The period of notice is 6 months before the end of each contract term. A contract term begins on 01. Jan.of each year and ends on 31 Dec. of each year.

     1. In the event that either party repeatedly does not meet essential parts of this contract, or if performance suffers of a substantial defect, the other party has the right to serve written notice of termination, effective twelve (12) weeks after the end of the month in which it is received. Prior to notice of termination either party has to serve a notice of lack of conformity with the contract. If the other party does not remedy the defect and perform the contract within 14 days after the notice of lack of conformity has been served, then there has to be served another written notice of lack of conformity including a warning to terminate the contract if the other party does not perform within 14 days. The parties retain the right to terminate this contract without notice for an important reason.

Section 4. Obligations of LOGOSYS

Duties, performance and resulting obligations of LOGOSYS are set forth in enclosure 2 to this contract.

Section 5. Obligations of CLIENT

Duties, performance and resulting obligations of CLIENT are set forth in enclosure 3 to this contract.

Section 6. Fee

1. For distribution LOGOSYS obtains the fee contracted in enclosure 5. LOGOSYS is authorised to deduct this fee from the collected payments or invoice CLIENT. The due time for payment arises at the time of collection by LOGOSYS of payments from purchasers, without further precondition.

2. LOGOSYS is responsible for recording all data necessary for drawing up statements of account. If requested by CLIENT, LOGOSYS must provide all such data to CLIENT within 14 days after the request.

3. If LOGOSYS has to collect debts for CLIENT it has to forward all payments, that are done to date for sales, less the expenditures, on the 5th working day of the following month.


Section 7. Liability and Insurance

1. CLIENT and LOGOSYS contract that LOGOSYS will not insure goods of CLIENT stocked by LOGOSYS.

2. In addition, LOGOSYS will ship goods for CLIENT under the ADSp (General Conditions of Shipment in Germany). LOGOSYS is liable on the terms of section 24 (ordered warehousing) ADSp in the issue as may from time to time be established.

Section 24 runs as follows:

2.1 The liability of the shipper for loss or damage of the goods (damage of goods) is limited in the case of ordered warehousing:

     2.1.1 to 10. DM per kilogram gross weight of a shipment,

     2.1.2and a maximum of 10.000 DM for each case of damage; in case damage consists of the difference between the stock - to - be and the actual stock, liability is limited to a maximum of 50.000 DM, irrespective of the number of instances causing the difference in the inventory. In both cases paragraph 2.1.1 is not affected.



2.2. The liability of the shipper for damage other than on goods is for ordered warehousing limited to 10.000 DM per case of damage.

2.4. In any event the liability of the shipper is limited to 10 Million DM per case of damage, regardless of the number of claims arising from a particular case; if there are several parties suffering damage the shipper is liable proportionately.


Section 8. Prohibition of Poaching

Each party contracts that it will not employ any employees of the other or induce them to work for it, irrespective of the employee's qualifications, even in the event that the employee applies to work for the other party. In addition, each party will not grant any payment, benefit etc. to employees of the other party. This renunciation shall apply during the contract and a further 12 months after receipt of notice of termination.

If either party violates the poaching agreement, the violating party contracts to pay to the other a fine equalling the employee's monthly gross salary for 12 months. The fine is based on the salary earned by the employee the 12 months preceding termination of the employment. If the employment has existed less than 12 months, the fine is based on the salary the employee would have earned within 12 months.

Section 9. Collateral Regulations

Modifications and supplements to this contract have to be made in writing. This includes modification of this clause. Collateral regulations have to be made in writing, too.


Section 10. Confidentiality

LOGOSYS will treat confidential any and all information concerning business matters that become known to LOGOSYS while performing this contract; such information may not be given to third parties even after this contract is terminated. On request LOGOSYS has to give back to CLIENT any documents left to LOGOSYS by CLIENT concerning business matters.


Section 11. Inventory, deficiencies, surplus stock

Deficiencies and surplus stock are determined through common inventory. Deficiencies will be invoiced at the net price of production. Surplus stock will be credited on the same base. Without prejudice to checking by LOGOSYS, LOGOSYS will be charged with deficiencies if they exceed 0.5% of the annual net sum of sales.


Section 12. Applicable law

1. This contract and any relations resulting from it are governed by the law of the Federal Republic of Germany solely. The rules about conflict of laws, the UN-Convention of Haag or any other convention about buying and selling goods are excluded.

2. All disputes arising out of, or in connection with, this Agreement shall be exclusively and finally settled under the Rules of Arbitration of the International Chamber of Commerce by three arbitrators, who are skilled in the legal and business aspects of the subject matter of this Agreement, to be appointed in accordance with such Rules. The arbitration shall take place in New Jersey, USA; the proceedings shall be conducted in English.

3. This contract will be issued in German and English language. In any doubt about interpretation of clauses and in case of legal dispute only the English issue is valid.

                     Enclosure 1 Quantities / Specifications




                                     between

                             IMMUNOMEDICS, INC. USA
                                300 American Road
                             Morris Plains, NJ 07950




                                       and




                              LOGOSYS Logistik GmbH
                                Otto-Rohm-Str. 69
                                 64293 Darmstadt







from.....................


1.       # of Orders per year                            1301
2.       # of single kits per year                       9352
3.       quantity to be stored in cool condition         1 - 2 Euro palettes
4.       Storage temperature                             2 - 8 Degrees Celsius
5.       # of products                                   2

        Enclosure 2 Duties, obligations and extent of service by LOGOSYS between

               IMMUNOMEDICS, INC USA ("IMMUNOMEDICS" OR "CLIENT")

                                       and

                              LOGOSYS Logistik GmbH
                                Otto-Rohm-Str. 69
                                 64293 Darmstadt


from.....................


1. LOGOSYS works by order of Immunomedics, and delivers to customers of Immunomedics. LOGOSYS is entitled to appoint sub-distributors, pre-approved in writing by Immunomedics, for the shipments. Such sub-distributors must agree in writing to be bound by the obligations of LOGOSYS as set forth in the Contract for Services, including those in Sections 7, 10, and 13.

2. LOGOSYS is obliged to get all required approvals for the distribution of products. Immunomedics acknowledges, that LOGOSYS only stores and distributes the products. This does not include the registration of the products in accordance to AMG, which is to be done by IMMUNOMEDICS.

3.       Receive of products / Storage
3.1 Quantity check based upon # of vials at receipt of goods. Check of damages at receipt of goods.
3.2 Daily electronical accounting of products received and shipped, daily reported to CLIENT
3.3      Physical lay in
3.4      Annual stock take

4.       Commission business
4.1      Order printout by LOGOSYS
4.2      Commissioning of orders according contract
4.3      Checking product going out
4.4      Adequate packaging for transport

5.       Shipment to customer
a.       Address labeling
b.       Prepare shipment for carrier
c.       Generating delivery list and signing off by carrier

6.       Administration
a. Processing incoming orders (German, English, French) by phone, fax, or email.
b.       Booking in stockpiling system
c.       Invoicing customers
d.       Debitor bookkeeping
e.       Installation of one contact person and one substitute

                  Enclosure 3 Duties, obligations and extent of
                                service by CLIENT




                                     between

                                     CLIENT




                                       and




                              LOGOSYS Logistik GmbH
                                Otto-Rohm-Str. 69
                                 64293 Darmstadt







from.....................



1.   Written   notification   about   storage   and   commission   site  at  the
     Regierungsprasidium Darmstadt, Ludwigsplatz 2, 64283 Darmstadt

2.   Transfer of the existing customer data including addresses.

3. Anouncement before delivery whether goods are under the obligation to be controlled according existing safetyregulations (,,Sicherheitsblatt") or other legal requirements for storage, commission and transport.

4.   Imported Goods are delivered cleared of customs and taxes.

5. Reimbursement of additional expenses caused by specific storage conditions as not defined here.

6.   Costs for product recalls are to be paid by Immunomedics.

7.   Update of customer data.

8.   Installation of one contact person and one substitute.

                         Enclosure 4 Specific agreement





                                     between

                                     CLIENT




                                       and




                              LOGOSYS Logistik GmbH
                                Otto-Rohm-Str. 69
                                 64293 Darmstadt







from.....................

1.   Packaging

     lump-sum per vial / carton                  EUR 0,22

     Included is the printing, the labeling and the insertion of the vial and the package insert. Not included are the costs for the carton, the labels and package inserts. Package inserts will [be given to?] LOGOSYS prefolded.

                                 Enclosure 5 Fee




                                     between

                                     CLIENT



                                       and



                              LOGOSYS Logistik GmbH
                                Otto-Rohm-Str. 69
                                 64293 Darmstadt





from.....................



                                 Storage handling

---------------------------------------- --------------------------------------
Total # kits                             lump-sum per single kit (EUR)

---------------------------------------- --------------------------------------
up to 20,000                             0,90

---------------------------------------- --------------------------------------
20,001 - 35,000                          0,85

---------------------------------------- --------------------------------------
above 35,000                             0,83

---------------------------------------- --------------------------------------


                                 Administration

---------------------------------------- --------------------------------------
Total # orders                           lump-sum per order (EUR)

---------------------------------------- --------------------------------------
up to 2,500                              12,00

---------------------------------------- --------------------------------------
2,500 - 4,400                            11,40

---------------------------------------- --------------------------------------
above 4,400                              11,15

---------------------------------------- --------------------------------------

           Enclosure 6 "ADSp" (General German Shipping Conditions)





                                     between

                                     CLIENT



                                       and




                              LOGOSYS Logistik GmbH
                                Otto-Rohm-Str. 69
                                 64293 Darmstadt







from.....................



CLIENT received the ADSp from.....................



 ...........................................
CLIENT

                                  EXHIBIT 99.1

                                  RISK FACTORS



     Certain statements in this Quarterly Report on Form 10-Q and certain statements made by the Company in other published documents (including, without limitation, press releases) are forward-looking. These statements involve known and unknown risks, uncertainties and other factors, including those discussed in this Exhibit 99.1 which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: regulatory approval of our product candidates, market size for our products, timing of regulatory approvals and commercial introduction of our products and potential results of clinical trials. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," `would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward--looking statements. The Company cautions stockholders and potential investors that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual operating results and could cause the actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Forward looking statements include, but are not limited to, statements about:

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

     We have received only limited revenue from our imaging products CEA-Scan and LeukoScan and have never received revenue from the commercialization of any of our therapeutic product candidates. We have incurred significant operating losses since our formation in 1982 and have not earned a profit since our inception. These operating losses and our failure to be profitable have been due mainly to the significant amount of money that we spend on research and development. As of September 30, 2001, we had an accumulated deficit of approximately $114.5 million. We expect to continue to experience operating losses as we attempt to develop and commercialize therapeutic product candidates. We may never have an approved or commercially successful therapeutic product candidate or any additional imaging products. If we fail in our attempts to develop our product candidates we may never achieve significant revenues or profitable operations and may not be able to earn sufficient revenues to continue as a going concern.

Most of our therapeutic product candidates are at an early stage of development and we may not be able to successfully develop and commercialize them.

     Most of our therapeutic product candidates are still at the research stage or early stages of pre-clinical and clinical development. Significant further research and development, financial resources and personnel will be required to develop commercially viable therapeutic products and obtain regulatory approval. We may not be able to successfully develop and commercialize our product candidates, only our diagnostic imaging products, CEA-Scan and LeukoScan, have been sold commercially; we have never successfully commercialized a therapeutic product candidate. Much of our efforts and expenditures over the next few years will be devoted to the development of our therapeutic product candidates. If we fail to gain approval from the FDA to commercialize our product candidates we may never generate significant revenues from product sales.

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

     In connection with our December 1999 financing, we agreed to certain covenants, including covenants that will apply until such time as the investors in that offering and their affiliates beneficially own less than 5% of our common stock. Among other things, we agreed that without the prior consent of the investors, we may not sell our business to anyone that is an affiliate of ours, unless the sale is for consideration at least equal to (a) the fair market value in the event of a sale of assets (as determined in good faith by our board of directors) or (b) the then current market price in the event of a sale of stock. As of September 30, 2001, such investors in the aggregate beneficially owned 5.7% of the Company's outstanding common stock.

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

     As of September 30, 2001, Dr. Goldenberg, our Chairman and Chief Scientific Officer, controlled the right to vote over approximately 17.6% of our common stock. As a result of this voting power, Dr. Goldenberg may have the ability to determine the election of all of our directors, direct our policies and control the outcome of substantially all matters which may be put to a vote of our stockholders.

Resales of shares held by our directors and executive officers may lower the market price of our common stock and impair our ability to raise new funds.

     As of September 30, 2001, we had a total of 49,539,371 shares of common stock outstanding, 8,088,269 of which were held by our directors and executive officers. These shares may be resold within the limitations imposed by Rule 144 under the Securities Act. Sales of substantial amounts of shares or the mere prospect that those sales will occur could cause the market price of our common stock to decline. Those sales might make it more difficult for us to sell equity and equity-related securities in the future at a time and price that we consider appropriate.

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