Form 10-Q
period 2001-12-31
IMMUNOMEDICS INC
filed 2002-02-14
CIK 722830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended December 31, 2001

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____________ to_____________


Commission File Number:    0-12104
                        --------------------------------------------------------

                               IMMUNOMEDICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                 61-1009366
---------------------------------             ---------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

 300 American Road, Morris Plains, New Jersey                     07950
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

As of February 13, 2001, there were 49,691,293 shares of the registrant's common stock outstanding.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                    Page No.
                                                                    --------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements (Unaudited):

                Consolidated Balance Sheets -                            3
                December 31, 2001 and June 30, 2001

                Consolidated Statements of Operations
                and Comprehensive Loss -                                 4
                three and six months ended December 31, 2001 and 2000

                Condensed Consolidated Statements of Cash Flows -        5
                six months ended December 31, 2001 and 2000

                Notes to Consolidated Financial Statements -             6
                December 31, 2001

Item 2.  Management's Discussion and Analysis of                        11
                Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risks    16


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                              17

Item 4.  Submission of Matters to a Vote of Security Holders            17

Item 6.  Exhibits and Reports on Form 8-K                               18


SIGNATURES                                                              19
----------

Part I - Financial Information
Item 1. Consolidated Financial Statements (Unaudited):

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)



                                                                       December 31,              June 30,
                                                                          2001                     2001
                                                                       ------------            ------------
                              ASSETS

Current Assets:

     Cash and cash equivalents                                         $ 19,735,753            $  8,607,901
     Marketable securities                                               27,771,043              44,682,954
     Accounts receivable, net of allowance for
       doubtful accounts of $140,439 and $125,440 at
       December 31, 2001 and June 30, 2001,  respectively                   766,315                 792,598
     Inventory                                                              973,513                 750,769
     Other current assets                                                 3,619,638               1,151,548
                                                                       ------------            ------------
          Total current assets                                           52,866,262              55,985,770


Property and equipment, net of accumulated
       depreciation of $9,217,079 and $8,711,412 at
       December 31, 2001 and June 30, 2001,  respectively                 4,364,598               3,395,310

Other long-term assets                                                       51,157                 276,157
                                                                       ------------            ------------
                                                                       $ 57,282,017            $ 59,657,237
                                                                       ============            ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Current portion of long-term debt                                 $         -             $     70,412
     Accounts payable                                                     2,026,416               1,607,176
     Deferred revenue                                                     9,000,000               9,000,000
     Other current liabilities                                            1,649,928               2,106,254
                                                                       ------------            ------------
          Total current liabilities                                      12,676,344              12,783,842
                                                                       ------------            ------------

Deferred revenue                                                          2,975,728               5,250,000

Minority interest                                                           182,000                 182,000

Commitments and Contingencies
Stockholders' Equity:
     Preferred stock; $.01 par value, authorized 10,000,000 shares;
          issued and outstanding 0 shares
          at December 31, 2001 and June 30, 2001                                 -                       -
     Common stock; $.01 par value, authorized 70,000,000 shares;
          issued and outstanding 49,681,293 and 49,533,871 shares
          at December 31, 2001 and June 30, 2001, respectively              496,813                 495,339
     Capital contributed in excess of par                               155,700,103             155,116,973
     Accumulated deficit                                               (115,045,349)           (114,281,279)
     Accumulated other comprehensive income                                 296,378                 110,362
                                                                       ------------            ------------
          Total stockholders' equity                                     41,447,945              41,441,395
                                                                       ------------            ------------
                                                                       $ 57,282,017            $ 59,657,237
                                                                       ============            ============


     See accompanying notes to unaudited consolidated financial statements.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
          Consolidated Statements of Operations and Comprehensive Loss
                                   (Unaudited)

                                                                  Three Months Ended               Six Months Ended
                                                                      December 31,                    December 31,

                                                                   2001          2000             2001          2000
                                                               -----------   -----------      -----------    -----------
Revenues:

     Product sales                                             $   892,464   $   934,194      $ 1,873,136    $ 2,172,338
     Royalties and license fee                                   2,402,138         1,931        4,677,603          3,647
     Research and development                                       65,196       161,131          150,803        301,304
     Interest and other                                            553,764       632,531        1,227,005      1,288,949
                                                               -----------   -----------      -----------    -----------
                                                                 3,913,562     1,729,787        7,928,547      3,766,238
                                                               -----------   -----------      -----------    -----------
Costs and Expenses:

     Cost of goods sold                                            186,734       334,890          354,186        416,453
     Research and development                                    2,962,897     2,591,659        5,886,462      4,805,722
     Sales and marketing                                           690,766       717,898        1,322,883      1,277,377
     General and administrative                                    655,095       780,708        1,129,086      1,443,144
                                                               -----------   -----------      -----------    -----------
                                                                 4,495,492     4,425,155        8,692,617      7,942,696
                                                               -----------   -----------      -----------    -----------
Net loss                                                       $  (581,930)  $(2,695,368)     $  (764,070)   $(4,176,458)
                                                               ===========   ===========      ===========    ===========

Comprehensive Loss:

    Net loss                                                   $  (581,930)  $(2,695,368)     $  (764,070)   $(4,176,458)
                                                               -----------   -----------      -----------    -----------
    Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustments                    (54,148)       54,291           62,469         13,687
       Unrealized gain (loss) on securities available for sale    (126,262)      126,092          123,547        104,454
                                                               -----------   -----------      -----------    -----------
    Other comprehensive income (loss)                             (180,410)      180,383          186,016        118,141
                                                               -----------   -----------      -----------    -----------
Comprehensive loss                                             $  (762,340)  $(2,514,985)     $  (578,054)   $(4,058,317)
                                                               ===========   ===========      ===========    ===========
Per Share Data (Basic and Diluted):
    Net loss                                                   $     (0.01)  $     (0.05)     $     (0.02)   $     (0.08)
                                                               ===========   ===========      ===========    ===========
Weighted average number of common
    shares outstanding                                          49,565,125    49,501,654       49,551,620     49,472,859
                                                               ===========   ===========      ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                 Six Months Ended
                                                                                   December 31,
                                                                           2001                  2000
                                                                       ------------         ------------

Cash flows from operating activities:

      Net loss                                                         $   (764,070)        $ (4,176,458)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation                                                          505,667              475,543
      Provision for allowance for doubtful accounts                          14,999               27,107
      Amortization of bond premium                                           54,114               33,257
      Non-cash expense relating to issuance of warrants                           -              508,991
      Compensation expense on stock options                                  53,220               66,000
      Deferred revenue                                                   (2,274,272)                   -
      Changes in operating assets and liabilities                        (2,716,637)              97,160
      Other                                                                  62,469               13,687
                                                                       ------------         ------------
          Net cash used in operating activities                          (5,064,510)          (2,954,713)
                                                                       ------------         ------------

Cash flows from investing activities:

      Purchases of marketable securities                                          -          (32,993,924)
      Proceeds from maturities of marketable securities                  17,206,344           27,885,721
      Additions to property and equipment                                (1,474,955)            (203,367)
                                                                       ------------         ------------
          Net cash provided by (used in) investing activities            15,731,389           (5,311,570)
                                                                       ------------         ------------

Cash flows from financing activities:

      Exercise of warrants                                                  376,875                    -
      Exercise of stock options                                             154,510            1,159,275
      Payments of debt                                                      (70,412)             (77,155)
                                                                       ------------         ------------
          Net cash provided by financing activities                         460,973            1,082,120
                                                                       ------------         ------------

Increase (decrease) in cash and cash equivalents                         11,127,852           (7,184,163)

Cash and cash equivalents at beginning of period                          8,607,901           11,114,079
                                                                       ------------         ------------
Cash and cash equivalents at end of period                             $ 19,735,753         $  3,929,916
                                                                       ============         ============


     See accompanying notes to unaudited consolidated financial statements.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  Business Overview and Basis of Presentation

     The accompanying unaudited consolidated financial statements of Immunomedics, Inc. (the "Company"), which incorporate the Company's majority owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. The balance sheet at June 30, 2001 has been derived from the Company's audited 2001 consolidated financial statements. Operating results for the six-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2002, or any other period. Certain adjustments and reclassifications were made to conform to the current year presentation.

     The Company has not achieved profitable operations and there is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company's future success will be even dependent on, among other things, the success of the Company's commercialization efforts and market acceptance of the Company's current and future products.

     Since its inception in 1982, the Company's principal source of funds has been private and public sales of equity securities, and, to a lesser extent, revenues from research and development alliances, and product sales. The Company believes that its existing working capital should be sufficient to meet its capital and liquidity requirements for the foreseeable future.

     For further information, refer to the annual consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

(2)  Cash Equivalents and Marketable Securities

     The Company considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents. Included in other current assets at December 31, 2001 and June 30, 2001 is accrued interest earned on cash equivalents and marketable securities of approximately $430,000 and $652,000, respectively.

(3)  Income Taxes

     The Company has never made payments of Federal or state income taxes and to date has not generated net income; therefore, no income taxes have been reflected for the six-month period ended December 31, 2001 or any prior period.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(4)  Net Loss Per Share

     Basic and diluted net loss per share is based on the net loss for the relevant period divided by the weighted average number of shares of common stock issued and outstanding during the period. For the purposes of the diluted net loss per share calculations, the exercise or conversion of all potential shares of common stock is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three and six-month periods ended December 31, 2001 and 2000. The Company had certain securities outstanding at December 31, 2001 and 2000 that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The common stock equivalents excluded from the diluted per share calculation were 2,606,750 and 2,239,500 at December 31, 2001 and 2000, respectively.

(5)  Comprehensive Loss

     Comprehensive loss consists of net loss, net unrealized gains (losses) on securities available for sale and certain foreign currency translation adjustments and is presented in the unaudited consolidated statements of operations and comprehensive loss.

(6)  Inventory

     Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. At December 31, 2001, the inventory balance consisted of $140,000 of raw materials and $834,000 of finished goods. At June 30, 2001, the inventory balance consisted of $140,000 of raw materials and $611,000 of finished goods.

(7)  Marketable Securities

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by major security type at December 31, 2001 and June 30, 2001 were as follows:


                                                   Gross            Gross       Estimated
                                 Amortized       Unrealized       Unrealized       Fair
                                    Cost            Gain             Loss         Value
-------------------------------------------------------------------------------------------

  December 31, 2001
  Corporate Debt Securities     $ 27,328,000     $  443,000      $        0    $ 27,771,000
                                ============     ==========      ===========    ===========

  June 30, 2001
  Corporate Debt Securities     $ 44,364,000     $  351,000      $  (32,000)   $ 44,683,000
                                ============     ==========      ===========    ===========


                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(8)  Geographic Segment

     The Company manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based diagnostics and therapeutics for cancer and infectious diseases, and it currently reports as a single industry segment. The Company markets and sells its products in the United States and throughout Europe.

     The following tables present financial information based on the geographic location of the facilities of the Company as of and for the three and six-month periods ended December 31, 2001 and 2000:

     Three Months Ended
     ------------------
                                December 31, 2001
                                -----------------

                           United States           Europe           Total
                           -------------           ------           -----
     Revenues              $ 3,281,384          $  632,178       $ 3,913,562
     Net income (loss)        (697,475)            115,545          (581,930)

                                December 31, 2000
                                -----------------

                           United States           Europe           Total
                           -------------           ------           -----
     Revenues              $ 1,191,355          $  538,432       $ 1,729,787
     Net income (loss)      (2,751,219)             55,851        (2,695,368)



     Six Months Ended
     ----------------
                                December 31, 2001
                                -----------------

                           United States           Europe           Total
                           -------------           ------           -----
     Revenues              $ 6,635,715          $ 1,292,832      $ 7,928,547
     Net income (loss)      (1,107,089)             343,019         (764,070)

                                December 31, 2000
                                -----------------

                           United States           Europe           Total
                           -------------           ------           -----
     Revenues              $ 2,442,977          $ 1,323,261      $ 3,766,238
     Net income (loss)      (4,669,239)             492,781       (4,176,458)

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(9)  Development and License Agreement with Amgen

     On December 17, 2000, the Company signed a Development and License Agreement (the "Amgen Agreement") with Amgen Inc. ("Amgen"). The Amgen Agreement provides Amgen with the exclusive rights to clinical development and commercialization of the Company's naked CD22 antibody product, epratuzumab, for the treatment of non-Hodgkin's lymphoma in the territories of North America and Australia.

     Pursuant to the Amgen Development and License Agreement, the Company received an up-front payment of $18,000,000 from Amgen on the closing date of February 1, 2001 and could potentially receive clinical milestones and future royalties. The up-front payment of $18,000,000 is being recognized as revenue of $750,000 per month over a period of 24 months, beginning
     February 2001, which is management's best estimate of the period of time required for the parties to fulfill their obligations under the Development and License Agreement related to the manufacture of epratuzumab. Accordingly, the Company recognized $4,500,000 and $2,250,000 as royalties and license fee revenue for the six and three-month periods ended December 31, 2001, respectively. The remaining balance of $9,750,000 and $14,250,000, is recorded as "Deferred revenue", in the accompanying unaudited consolidated balance sheets at December 31, 2001 and June 30, 2001, respectively.

     Also pursuant to the Amgen Agreement, Amgen is obligated to pay a supply fee to the Company for materials shipped. The fee was originally payable at the point in time when Amgen has released a sufficient quantity of epratuzumab to satisfy its requirements of epratuzumab for use in the conduct of all Pivotal Trials deemed necessary by the FDA for approval of its United States BLA. If the Company fails to comply with its supply obligations under the agreement, then Amgen does not owe the Company any fee. As of December 31, 2001, Amgen has not yet released such quantity of epratuzumab, however, Amgen and the Company have mutually agreed to arrange for funds to be paid to the Company for the materials shipped since inception of the Amgen Agreement. In accordance with this mutual agreement, the Company invoiced Amgen in December 2001 for an amount of approximately $2.2 million covering all shipments of materials made through December 31, 2001. Such amount is recorded in the accompanying consolidated financial statements as a receivable due from Amgen classified as other current assets (the money was received in January 2002) and as deferred revenue which will be recognized upon the Company fulfilling its supply obligations set forth in the Amgen Agreement. Costs incurred relating to the manufacture of the materials supplied to Amgen are recorded as research and development expense as incurred as there is no assurance that such amounts as incurred will be reimbursed by Amgen in the future.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(10) Stockholders' Equity

     At the Company's Annual Meeting of Stockholders on December 5, 2001, the stockholders of the Company approved an amendment, restatement and continuation of the Company's 1992 Stock Option Plan as the 2002 Stock Option Plan.

     On December 23, 1997, the Company entered into a Structured Equity Line Flexible Financing Agreement (the "Equity Line") with an investor (the "Investor"), pursuant to which, subject to the satisfaction of certain conditions, the Company could have received up to an aggregate of $30,000,000 over a 36-month period. The Company terminated the Equity Line as of December 9, 1998. As of the termination date, the Company had received a total of $5,350,000 for which the Company issued 1,358,838 shares of common stock. In connection with the Equity Line, the Company issued to the Investor two four-year warrants to purchase an aggregate of 50,000 and 54,000 shares of common stock at an exercise price of $7.5375 per share and $7.087 per share, respectively. The 50,000 warrants with an exercise price of $7.5375 per share were exercised in December 2001. The warrant for 54,000 shares of common stock continues to be outstanding as of December 31, 2001.

     On December 16, 1999, the Company issued a warrant covering 75,000 shares of its common stock at an exercise price of $6.50 per share to induce a financial advisor to enter into a financial advisory agreement with the Company. The Company recognized a final proportionate share of the general and administrative expense associated with these warrants of approximately $277,000 and $509,000 for the three and six-month periods ended December 31, 2000, respectively, based on the estimated fair value of the warrants as of the vesting date of December 16, 2000. These warrants were exercised in accordance with their original terms in December 2001 via a fair value cashless transaction, whereby the Company issued 54,422 shares of common stock.

Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is focused on developing, manufacturing and marketing monoclonal antibody-based products for the detection and treatment of cancer and other serious diseases. The Company's principal focus is therapeutic antibodies that can be designed to carry radioisotopes, chemotherapeutic agents, toxins, dyes or other substances to a specific target, such as a disease site or organ system, and bind to the target. The Company has several such antibodies in clinical development, including epratuzumab, which is in Phase II and Phase III trials for the treatment of patients with non-Hodgkin's lymphoma. This antibody has been licensed to Amgen, Inc., for further development and commercialization in North America and Australia. The Company has two commercial diagnostic imaging agents CEA-Scan and LeukoScan, which utilize the Company's monoclonal antibodies and are being sold for the detection of colorectal cancers and bone infections, respectively. These are the only products that the Company is currently licensed to market and sell and to date, the Company has received only limited revenues from the sale of these products. The Company is also developing new cancer therapeutic antibody technology involving the selective delivery of therapeutic agents through pre-targeting, in collaboration with IBC Pharmaceuticals, LLC.

Since its inception in 1982, the Company has been engaged primarily in the research and development and, more recently, the commercialization of proprietary products relating to the detection, diagnosis and treatment of cancer and other serious diseases. The Company has incurred significant operating losses and has never earned a profit. These operating losses and failure to be profitable have been due mainly to the significant amount of money that the Company has spent on research and development. As of December 31, 2001, the Company had an accumulated deficit of approximately $115,045,000. The Company expects to continue to experience operating losses until such time, if ever, that it is able to generate sufficient revenues from sales of CEA-Scan, LeukoScan and its other product candidates.

Certain Transactions with Related Parties

Certain of the Company's affiliates, including members of its senior management and Board of Directors and their respective affiliates, have relationships and agreements among themselves as well as with the Company that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Scientific Officer, Ms. Cynthia L. Sullivan, our Chief Executive Officer, and certain companies with which we do business, including the Center for Molecular Medicine and Immunology, IMG Technology, LLC, and IBC Pharmaceuticals, LLC.

For example, Dr. Goldenberg is the founder, President and a member of the Board of Trustees of the Center for Molecular Medicine and Immunology, a not-for-profit corporation also known as the Garden State Cancer Center or CMMI, that we contract with to conduct certain research activities. Dr. Goldenberg's employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have responsibilities to both CMMI and us.

In addition, the Company, through its 80% owned subsidiary IMG Technology, is involved in a joint venture with Beckman Coulter, Inc. known as IBC Pharmaceuticals. Dr. Goldenberg was granted a 20% equity interest in IMG Technology in accordance with the terms of his employment agreement, and also serves as Chairman of the Board of Directors of IBC.

As a result of these and other relationships, the potential for both real and perceived conflicts of interest exists, and disputes could arise over the allocation of research projects and ownership of intellectual property rights. In addition, in the event that the Company becomes involved in stockholder litigation regarding these potential conflicts, the Company might be required to devote significant resources and management time defending the Company from these claims, which could adversely affect its results of operations.

All of the Company's relationships with related parties are more fully described in the Company's Annual Report on Form 10-K for the year ended June 30, 2001, and the Company's Definitive Proxy Statement for the 2001 Annual Meeting, both of which documents are on file with the Securities and Exchange Commission and available via the Commission's EDGAR website.

Results of Operations

Six Month Periods Ended December 31, 2001 Compared to 2000

Revenues for the six-month period ended December 31, 2001 were $7,929,000, as compared to $3,766,000 for the same period in 2000, representing an increase of $4,163,000, or 111%. Product sales for the six-month period ended December 31, 2001 were $1,873,000, as compared to $2,172,000 for the same period in 2000, representing a decrease of $299,000, principally reflecting the Company's continued transition in focus from development of diagnostic imaging products to the development of therapeutic compounds. Royalties and license fee revenues for the six-month period ended December 31, 2001 increased from $4,000 to $4,678,000 for the same period in 2000, primarily due to the recognition of $4,500,000 of the up-front payment received in February 2001 from Amgen. Research and development revenues for the six-month period ended December 31, 2001 decreased by $150,000 from $301,000 to $151,000 for the same period of 2000, primarily due to a lower rate of funding for grants. Interest and other income for the six-month period ended December 31, 2001 decreased by $62,000 from $1,289,000 to $1,227,000 for the same period in 2000, primarily due to lower rate of return on cash available for investments.

Total operating expenses for the six-month period ended December 31, 2001 were $8,693,000, as compared to $7,943,000 for the same period in 2000, representing an increase of $750,000 or 9%. Research and development expenses for the six-month period ended December 31, 2001 increased by $1,080,000 from $4,806,000 to $5,886,000 for the same period in 2000, primarily due to increased research and development efforts and manufacturing expenses, including lab supplies associated with producing compounds to be used in clinical trials. Cost of goods sold for the six-month period ended December 31, 2001 decreased by $62,000 from $416,000 to $354,000 for the same period in 2000. Cost of goods sold for the six-month period ended December 31, 2000 included cost for expired inventory and higher sales volume. Sales and marketing expenses for the six-month period ended December 31, 2001 increased by $46,000, primarily due to the expenses associated with the relocation of the Company's European sales office from The Netherlands to Germany and other marketing related expenses. General and administrative costs for the six-month period ended December 31, 2001 decreased by $314,000 as compared to the same period of 2000, primarily due to the recognition of an expense for the six-month period ended December 31, 2000 of $509,000 associated with warrants issued to a financial advisor in December 1999, partially offset by an increase of other administrative expenses.

Net loss for the six-month period ended December 31, 2001 was $764,000, or $0.02 per share, as compared to $4,176,000, or $0.08 per share, for the same period in 2000. The lower net loss in 2001 as compared to 2000 resulted primarily from greater royalties and license revenues partially offset by increased costs and expenses primarily attributed to increased research and development efforts as discussed above.

Three Month Periods Ended December 31, 2001 Compared to 2000

Revenues for the three-month period ended December 31, 2001 were $3,914,000 as compared to $1,730,000 for the same period in 2000, representing an increase of $2,184,000, or 126%. Product sales for the three-month period ended December 31, 2001, were $892,000 as compared to $934,000 for the same period in 2000, representing a decrease of $42,000, principally reflecting the Company's continued transition in focus from development of diagnostic imaging products to the development of therapeutic compounds. Royalties and license fee revenues for the three-month period ended December 31, 2001 increased by $2,400,000 from $2,000 to $2,402,000 for the same period in 2000, primarily due to the recognition of $2,250,000 of the up-front payment received in February 2001 from Amgen. Research and development revenues for the three-month period ended December 31, 2001 decreased from $161,000 to $65,000 for the same period in 2000, primarily due to a lower rate of funding for grants. Interest and other income for the three-month period ended December 31, 2001 decreased by $79,000 from $633,000 to $554,000 for the same period in 2000, primarily due to lower rate of return on cash available for investments.

Total operating expenses for the three-month period ended December 31, 2001 were $4,495,000 as compared to $4,425,000 for the same period in 2000, representing an increase of $70,000. Research and development expenses for the three-month period ended December 31, 2001 increased by $371,000 from $2,592,000 to $2,963,000 for the same period in 2000, primarily due to increased research and development efforts and manufacturing expenses, including lab supplies associated with producing compounds to be used in clinical trials. Cost of goods sold for the three-month period ended December 31, 2001 decreased by $148,000 from $335,000 to $187,000 in the same period in 2000. Cost of goods sold for the three-month period ended December 31, 2000 included cost for expired inventory. Sales and marketing expenses for the three-month period ended December 31, 2001 decreased by $27,000. General and administrative costs for the three-month period ended December 31, 2001 decreased by $126,000 as compared to the same period of 2000, primarily due to the recognition of an expense for the three-month period ended December 31, 2000 of $277,000 associated with warrants issued to a financial advisor in December 1999, partially offset by an increase of other administrative expenses.

Net loss for the three-month period ended December 31, 2001 was $582,000, or $0.01 per share, as compared to $2,695,000, or $0.05 per share, for the same period in 2000. The lower net loss in 2001 as compared to 2000 primarily resulted from greater royalties and license revenues partially offset by increased costs and expenses as discussed above.

Liquidity and Capital Resources

At December 31, 2001 the Company had working capital of $40,190,000, which represents a decrease of $3,012,000 from June 30, 2001. The decrease in working capital resulted primarily from the funding of operating expenses and capital expenditures.

The Company's liquid asset position, measured by its cash, cash equivalents and marketable securities, was $47,507,000 at December 31, 2001, representing a decrease of $5,784,000 from June 30, 2001. This decrease was primarily attributable to the funding of operating expenses and capital expenditures as discussed above. It is anticipated that working capital and cash, cash equivalents and marketable securities will decrease during the remainder of fiscal year 2002 as a result of planned operating expenses and capital expenditures, offset in part by projected revenues from product sales in the United States and Europe. However, there can be no assurance, as to the amount of revenues, if any, these products will provide.

In October 2001, the Company entered into a Distribution Agreement with Logosys Logistik GmbH pursuant to which Logosys packages and distributes LeukoScan and CEA-Scan within the countries comprising the European Union and certain other countries.

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

In order to support the clinical trial and future commercial requirements, the Company plans to expand its manufacturing facility and has entered into construction agreements for a cost of approximately $6.3 million. The Company plans to fund this project through its working capital or other financing arrangements. The facility plan includes design of two distinct manufacturing suites, containing six new bioreactors, which will allow flexibility in terms of the amount of therapeutic antibodies that can be produced. The Company has begun design/construction, and project that the facility will be completed in about eight months.

To date, the Company has never generated positive cash flow from operations. The Company believes that its existing working capital should be sufficient to meet its capital and liquidity requirements for the foreseeable future. This expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from the Company's expectation as a result of a number of risks and uncertainties, including the risks described in Exhibit 99 annexed hereto. The Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these are the success of its product commercialization, the technological advantages and pricing of the Company's products, the impact of the regulatory requirements applicable to the Company and access to capital markets that can provide the Company with the resources when necessary to fund its strategic priorities. The Company is engaged in continuous discussions with investment bankers regarding financing opportunities. The Company will require additional financial resources after it utilizes its current liquid assets in order for it to continue its projected levels of research and development and clinical trials of its product candidates and regulatory filings for new indications of existing products. There can no assurance that any additional financing will be available to the Company at all or on terms it finds acceptable or that the terms of such financing will not cause substantial dilution to existing stockholders.

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

Critical Accounting Policies

In December 2001, the U.S. Securities and Exchange Commission issued a statement concerning certain views of the Commission regarding the appropriate amount of disclosure by publicly held companies with respect to their critical accounting policies. In particular, the Commission expressed it's view that in order to enhance investor understanding of financial statements, companies should explain the effects of critical accounting policies as they are applied, the judgments made in the application of these policies, and the likelihood of materially different reported results if different assumptions or conditions were to prevail. The Company has since carefully reviewed the disclosures included in its filings with the Commission, including, without limitation, its Annual Report on Form 10-K for the year ended June 30, 2001 and accompanying audited consolidated financial statements and related notes thereto, as well as its definitive proxy statement for the 2001 Annual Meeting. Based upon this review, the Company continues to believe that its disclosures with respect to its critical accounting policies provide investors with a full and fair discussion of these policies, their application and effect. Nonetheless, the Company will continue to review its critical accounting policies in the future to ensure that full and complete disclosure is made. The Company's SEC filings can be obtained without charge via the Commission's EDGAR website at www.sec.gov.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The following discussion about the Company's exposure to market risk of financial instruments contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those described due to a number of factors, including uncertainties associated with general economic conditions and conditions impacting the biotechnology industry.

The Company's holdings of financial instruments are comprised primarily of corporate debt. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company's debt security portfolio represents funds held temporarily pending use in its business and operations. The Company manages these funds accordingly. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate or return. The Company's market risk exposure consists principally of exposure to changes in interest rates. The Company's holdings also are exposed to the risks of changes in the credit quality of issuers. The Company typically invests in highly liquid debt instruments with fixed interest rates. The Company currently holds one security with a variable rate based on three month Libor.

The table below presents the principal amounts and related weighted average interest rates by its fiscal year of maturity for the Company's investment portfolio as of December 31, 2001:

                                                                                                       Fair
                           2002          2003          2004        2005       2006        Total        Value
                           ----          ----          ----        ----       ----        -----        -----
                                                             (in thousands)

Fixed rate               $ 8,455       $ 9,275       $ 1,500    $     --    $   999      $20,229     $ 20,769
Average interest rate       6.68%         5.84%         6.39%         --       7.28%        6.30%          --
Variable rate            $    --       $    --       $ 6,993    $     --    $    --      $ 6,993     $  7,002
Average interest rate         --            --          2.34%         --         --         2.34%          --
                         -------       -------       -------     -------    -------      -------     --------
        Total            $ 8,455       $ 9,275       $ 8,493    $     --    $   999      $27,222     $ 27,771
                         =======       =======       =======     =======    =======      =======     ========


Part II - Other Information

Item 1.  Legal Proceedings

The Company is pursuing an infringement suit in the Netherlands against Hoffmann-La Roche. The suit seeks an injunction against the sale by Roche of certain immunoassays that the Company believes infringe it's European patents, as well as monetary damages for past infringement. The Patent Court in The Hague originally dismissed the action in August 1997, which the Company has since appealed. Roche has since initiated nullity actions in the Netherlands and in Germany, seeking to invalidate the Company's patents in those countries, and may take other countermeasures. A trial on the Dutch nullity action was held in June 1998 resulting in dismissal of Roche's suit and maintenance of the Company's patent claims. Roche has since appealed. A trial on the German nullity action held in December 1998 preserved the Company's patent claims in amended form. The Company believes these claims, as amended, continue to be infringed by Roche's immunoassays. Roche has not appealed this ruling. The appeals of the Dutch infringement and nullity actions were heard concurrently on March 2, 2000. In a partial decision rendered in February 2001, the validity of the Company's patent claims, as amended consistent with the German action, was upheld, as was the jurisdiction of the Dutch Court to issue a cross-border injunction. The Dutch Appeals Court was unable, however, to reach a decision on the infringement by Roche and has since solicited additional submissions from each side. Moreover, Roche has appealed the remaining holdings of the Appeals Court to the Dutch Supreme Court. The Company and its patent counsel believe that the Company's patent claims are valid and that an unfavorable outcome is unlikely. However, to the extent that Roche contests or challenges the Company's patent claims, or files further appeals or nullity actions, the Company may incur significant costs for defending such patents, even if ultimately successful.

The Company is also involved in an action against Cytogen, Inc. and C.R. Bard, Inc. for alleged infringement of certain of the Company's patent rights. Discovery was completed on the liability issues and a Markman hearing on claim interpretation was held in September 2001. The result was generally favorable, although one issue was not completely resolved. Both sides have since filed summary judgment motions and these are expected to be heard in the next few months. Although the Company believes that its patent claims are valid and infringed, there can be no assurance that the court will agree or that a jury will find actual infringement. It is possible that the Company will incur significant costs in pursuing the suit without a reward of monetary damages.

On December 18, 2001, a patent was issued to Genentech following a prolonged interference proceeding. The Company and its patent counsel are studying the patent and its prosecution history to determine whether this patent poses a material risk of infringement to the Company, as well as whether the patent is unenforceable on other grounds. It is too early to determine what, if any, action will be necessary on the part of the Company. In the event that the Company needs to acquire a license there can be no assurance that it would be available on commercially reasonable terms, if at all.


Item 4.  Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of stockholders was held on December 5, 2000. At that meeting, David M. Goldenberg, Cynthia L. Sullivan, Morton Coleman, Marvin
E. Jaffe, Mary E. Paetzold and Richard R. Pivirotto were re-elected as directors. The stockholders also ratified the Company's selection of KPMG LLP as the Company's independent auditors for the fiscal year ending June 30, 2002 and approved the adoption of the Company's 2002 Stock Option Plan.

The following number of shares were voted with respect to the matters considered at the annual meeting:
                                                                     BROKER
                          FOR          AGAINST       ABSTENTION     NON-VOTE
                          ---          -------       ----------     --------
Election of
directors:

David M.
Goldenberg            38,287,381     3,034,421           0             0

Cynthia L.
Sullivan              38,288,431     3,033,371           0             0

Morton Coleman        40,828,365       493,437           0             0

Marvin E. Jaffe       40,823,090       498,712           0             0

Mary E. Paetzold      40,818,015       503,787           0             0

Richard  R.
Pivirotto             40,811,340       510,462           0             0

Selection of
auditors - KPMG       41,123,494       163,100        35,208           0

2002 Stock
Option Plan
adoption              21,665,697     2,473,861        71,812      17,110,432


Item   6.         Exhibits and Reports on Form 8-K

                  (a)  Exhibits.
                       99.1 Risk Factors

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


                                            IMMUNOMEDICS, INC.
                                            ------------------
                                              (Registrant)




DATE: February 13, 2002                     /s/ Cynthia L. Sullivan
                                            ----------------------------------

                                            Cynthia L. Sullivan
                                            President, Chief Executive Officer
                                            and Director
                                            (Principal Executive Officer)





DATE: February 13, 2002                     /s/ Gerard G. Gorman
                                            --------------------------

                                            Gerard G. Gorman
                                            Vice President Finance and
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)

                                  EXHIBIT 99.1

                                  RISK FACTORS


Factors That May Affect The Future Results of Immunomedics, Inc.

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business, financial condition and results of operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected. An investment in our stock is very speculative and involves a high degree of risk.

Risks Relating to Our Business, Industry and Strategy

We have a history of operating losses and may never become profitable.

We have received only limited revenue from the sale of our diagnostic imaging products, and have never received revenue from the commercialization of any therapeutic product. We have incurred significant operating losses since our formation in 1982 and have not earned a profit since that time. These operating losses and our failure to be profitable have been due mainly to the significant amount of money that we have spent on our research and development programs. As of December 31, 2001, we had an accumulated deficit of approximately $115 million. We expect to continue to experience significant operating losses as we attempt to develop and commercialize our product candidates. If we fail in our attempts to develop successful therapeutic products, it is likely that we would never achieve significant revenues or become profitable, either of which would seriously jeopardize our ability to continue as a going concern.

Most of our therapeutic product candidates are at an early stage of development and we may not be able to successfully develop and commercialize them.

Most of our therapeutic product candidates are still at the early stages of preclinical and clinical development. Significant further research and development, financial resources and management time will be required to develop commercially viable therapeutic products and obtain the necessary regulatory approvals. We may never be able to successfully develop and commercialize any therapeutic product candidates. If we fail to gain timely approval from the U.S. Food and Drug Administration, or FDA, and other foreign regulatory authorities to commercialize our product candidates, we will be unable to generate the revenues we will need to execute our business plan.

Our ability to market future products will depend upon our first obtaining and then maintaining regulatory approvals, both of which are subject to a number of risks and uncertainties.

In order to obtain the regulatory approvals necessary for the successful commercialization of our product candidates, we will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of each product candidate to the satisfaction of the FDA and applicable foreign regulatory authorities. Even once we begin clinical trials for a new diagnostic or therapeutic product, it may take up to ten years or more to receive the required regulatory approval to commercialize that product and begin to market it to the public. In addition, each stage of clinical development is generally more costly than the prior stage, and we may need to expend substantial resources on a product candidate only to determine that it cannot be successfully commercialized. Various Federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of these products. The expensive and lengthy process of obtaining these approvals, and the maintenance of compliance with applicable statutes and regulations, will require us to expend substantial financial resources and management time.

A clinical trial may be suspended or terminated by us or the FDA, or otherwise fail, for a number of reasons, including:

o the product candidate may cause unforeseen adverse side effects or demonstrate other characteristics that make it impossible or impracticable for us to continue its development;

o any positive results from preclinical studies and initial clinical trials may not be predictive of results that will be obtained in later-stage testing;

o we may be unable to timely recruit a sufficient number of patients for our clinical trials which may result in increased costs and delays;

o we may not be able to manufacture sufficient quantities of the compound necessary to complete the clinical trial, or for later commercialization;

o trial results may indicate that the product candidate is not as safe or effective as other available therapies; and

o the clinical investigators, trial monitors or trial subjects may fail to comply with the trial plan or protocol, resulting in delays and additional expense.

Any failure or substantial delay in successfully completing clinical trials and obtaining regulatory approvals for our product candidates, particularly the ongoing Phase II, Phase III and future trials for epratuzumab, could severely harm our business and results of operation. These approvals may not be granted on a timely basis, if at all, and even if granted may not cover all the clinical indications for which we are seeking approval. The approvals may also contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. Even after approval can be obtained, we may be required to recall or withdraw a product as a result of newly discovered safety or efficacy concerns, either of which would have a materially adverse effect on our business and results of operations.

If we are unsuccessful in completing our shift in focus from our diagnostic imaging products to our pipeline of therapeutic product candidates, our business will be materially and adversely affected.

As we complete the shift in our focus from diagnostic imaging to our therapeutic product candidates, and as our scientific efforts lead us into the study of diseases outside of our area of principal expertise, we will have to either develop the necessary expertise internally, or form strategic collaborations to obtain access to such expertise. If we proceed independently, we will require additional technical resources and personnel that may be difficult to obtain. If we decide to enter into collaboration arrangements, we may find it necessary to relinquish rights to some of our technologies, products or product candidates that we would otherwise choose to pursue independently. If we are unable to acquire the necessary expertise or enter into collaborations on acceptable terms, our ability to develop additional therapeutic product candidates would be adversely affected.

If we are not able to successfully develop a market for our current and future products, our ability to continue as a going concern would be severely jeopardized despite any scientific accomplishments we may have achieved.

Our diagnostic imaging products are the only products which we are currently permitted to market and sell and we do not yet have approval to sell LeukoScan in the United States. To date, we have been able to develop only a limited market for these products, and as a result have received only limited revenues from the sale of these products. We have not yet even begun to develop a market for our therapeutic product candidates. In the event we are unable to achieve broad market acceptance of our current or future products, our business and financial condition would be materially and adversely affected.

We are dependent upon Amgen for the final development and commercialization of epratuzumab in North America and Australia, and they may not be successful.

We have  licensed  epratuzumab  to Amgen in North  America and  Australia.  As a
result, we are relying on Amgen for the final clinical development, commercialization and manufacture of epratuzumab in these markets. If Amgen does not fully perform its responsibilities under our agreement, or if the ongoing clinical trials being conducted by Amgen are not successful for any reason, the future commercialization of this product candidate would be severely jeopardized. In such event, we might never receive any of the milestone payments or royalties that we are eligible to receive under our agreement and our ability to fund the development and testing of our other product candidates would be adversely affected.

We currently receive funds from a limited number of sources, and we will need to find additional sources of funding in order to be successful.

To date, we have funded our research and development programs using cash obtained principally from:

o    the sale of our equity securities;

o    payments from Amgen under our licensing agreement;

o    product sales of CEA-Scan and LeukoScan;

o    fees and grants from corporate, academic and governmental partners; and

o    interest income from our investments.

We may not continue to receive funding from any of these sources, or the amount of such funding may be dramatically reduced. Even if we do continue to receive these funds, we will need to obtain other sources of funding to continue to conduct our research and development programs and execute our business plan.

If we are unable to obtain the additional capital we need on a timely basis, our ability to operate and grow our business will be adversely affected.

We intend to continue expending substantial financial resources on our research and development programs, and we will need additional capital in order to obtain regulatory approvals and commercialize our therapeutic product candidates. If our needs for cash depletes our existing resources we will be required to either obtain additional capital quickly, or else significantly reduce our operating expenses and capital expenditures, either of which could have a material and adverse effect on us.

Our future capital requirements will depend on numerous factors, including:

o    the progress of our research and development programs;

o    the progress of preclinical and clinical testing;

o our need for manufacturing sufficient quantities of our product candidates for clinical testing and commercialization;

o    the time and costs involved in obtaining regulatory approvals;

o the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

o    competing technological and market developments;

o    our   ability   to   establish   collaborative   arrangements   with  large
     pharmaceutical companies and other qualified strategic partners; and

o    the  requirements   and  timing  of  entering  into  technology   licensing
     agreements and other similar arrangements.

While we believe that our existing cash resources, will be sufficient to fund our operations for at least the next 12 months, we may need additional cash before then for many reasons, including changes in our research and development plans, other factors affecting our operating expenses, the need for unexpected capital expenditures, and costs associated with any acquisitions of other businesses, assets or technologies that we may choose to undertake.

Our ability to raise future capital on acceptable terms will depend on conditions in the public and private debt and equity markets, our operating performance, as well as the overall performance of other companies in the biopharmaceutical and biotechnology sectors. Additional financing may not be available to us when we need it on terms we find acceptable, if at all.
Furthermore, the terms of any such debt or equity financing may include covenants which limit our future ability to manage the business, contain preferences, privileges and rights superior to those enjoyed by holders of our common stock, and cause substantial dilution to our existing stockholders.

Certain potential for conflicts of interest, both real and perceived, exist which could result in expensive and time-consuming litigation.

Certain of our affiliates, including members of our senior management and Board of Directors and their respective affiliates, have relationships and agreements among themselves that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Scientific Officer, Ms. Cynthia L. Sullivan, our Chief Executive Officer, and certain companies with which we do business, including the Center for Molecular Medicine and Immunology, or CMMI, IMG Technology, LLC, and IBC Pharmaceuticals, LLC. For example, Dr. Goldenberg is the founder, President and a member of the Board of Trustees of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. Dr. Goldenberg's employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have responsibilities to both CMMI and us. As a result, the potential for both real and perceived conflicts of interest exists, and disputes could arise over the allocation of research projects and ownership of intellectual property rights. In addition, in the event that we become involved in stockholder litigation regarding these potential conflicts, we might be required to devote significant resources and management time defending the company from these claims, which could adversely affect our results of operations.

If we cannot successfully and efficiently manufacture the compounds which make up our products and product candidates, our ability to sell products and conduct clinical trials will be impaired.

Our ability to supply the demand for our existing diagnostic products, as well as conduct preclinical and clinical research and development programs, depends, in part, on our ability, or that of our partners, to manufacture our proprietary compounds in accordance with FDA and other regulatory requirements. We have no experience in manufacturing these compounds in significant quantities, and we may not be able to do so in the quantities and with the degree of purity that we require. We currently rely on our manufacturing facilities in New Jersey, and the technical staff working there, for substantially all of our manufacturing needs. Any interruption in manufacturing at this site, whether by natural acts or otherwise, would significantly and adversely affect our operations, and delay our research and development programs. We have encountered manufacturing difficulties in the past, and it is likely that we will encounter similar difficulties in the future. In addition, we may also have difficulties from time to time obtaining the raw materials necessary in the manufacturing process.

We have recently begun to scale up our manufacturing facilities in anticipation of future needs, but our completion of this build-out is subject to a number of risks and uncertainties. If we are unsuccessful in expanding our own manufacturing facilities, or are otherwise unable to contract with a qualified third-party to manufacture these compounds on acceptable terms, our ability to complete preclinical and clinical testing and to supply commercial quantities of our products would be adversely affected. In addition, if our manufacturing facilities fail to comply with FDA and other regulatory requirements, we may be required to suspend manufacturing, perhaps for an extended period of time. This could have a material adverse effect on our financial condition and cash flow.

Our collaboration agreements may fail or be terminated unexpectedly, which could result in significant delays and substantial increases in the cost of our research, development and commercialization of our product candidates.

We are party to various arrangements with academic, governmental and corporate partners. The successful development and commercialization of the product candidates covered by these arrangements will depend upon the ability of these third parties to fully perform their contractual responsibilities. If any of these parties breaches or unexpectedly terminates their agreement with us, or otherwise fails to conduct their activities in a timely manner, the development or commercialization of our product candidates may be delayed. For example, the Center for Molecular Medicine and Immunology, a not-for-profit cancer research center of which Dr. David M. Goldenberg, our Chairman and Chief Scientific Officer, is President and a Trustee, performs contracted pilot and preclinical trials in areas of importance to us, as well as basic research and preclinical evaluations in a number of areas of potential interest to us. If CMMI were to become unwilling or unable to provide these services on comparable terms, we would have to quickly make alternative arrangements with third parties, which could significantly delay and increase the expenses associated with these programs.

Our dependence upon third parties for the manufacture of proprietary compounds may have the effect of increasing our costs while also limiting our ability to develop and deliver these compounds on a timely basis. For example, if we contract  with a third  party for the  development  and  production  of  certain humanized antibodies and this party does not perform according to our expectations, our ability to complete the development and commercialization of these product candidates will be adversely affected. In addition, we currently rely on a single third party, SP Pharmaceuticals, to perform certain end-stage portions of the manufacturing process for CEA-Scan and LeukoScan. We do not currently have the resources necessary to perform these processes, and if SP Pharmaceuticals were to become unwilling or unable to do so for any reason, we would be unable to deliver these products to customers until we entered into an agreement with another qualified manufacturer. This could cause substantial delays in customer deliveries and adversely affect our results of operations.

While we intend to continue to enter into additional collaborations and similar agreements as opportunities arise, we may not be able to negotiate these arrangements on favorable terms, if at all, and these relationships may not be successful.

Our future success will depend upon our ability to first obtain and then adequately protect our patent and other intellectual property rights, as well avoiding the infringement of the rights of others.

Our future success will be highly dependent upon our ability to first obtain and then defend the patent and other intellectual property rights necessary for the commercialization of our product candidates. We have filed numerous patent applications on the technologies and processes that we use in the United States and certain foreign countries. Although we have obtained a number of issued U.S. patents to date, the patent applications owned or licensed by us may not result in additional patents being issued. Moreover, these patents may not afford us the protection we need against competitors with similar technologies or products.

Although we believe it is likely we will need to license technologies and processes from third parties in the ordinary course of our business, we are not currently aware of any material conflict involving our technologies and processes with any valid patents or other intellectual property rights owned or licensed by others. In the event that a third party were to claim such a conflict existed, they could sue us for damages as well as seek to prevent us from commercializing our product candidates. It is possible that a third party could successfully claim that our products infringe on their intellectual property rights. Uncertainties resulting from the litigation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Any patent litigation or other proceeding, even if resolved in our favor, would require significant financial resources and management time. Some of our competitors may be able to sustain these costs more effectively than we can because of their substantially greater financial and managerial resources. If a patent litigation or other proceeding is resolved unfavorably to us, we may be enjoined from manufacturing or selling our products without a license from the other party, in addition to being held liable for significant damages. We may not be able to obtain any such license on commercially acceptable terms, if at all.

Our ability to continue to sell one of our existing products and successfully commercialize a number of our product candidates will suffer if we are unsuccessful in defending our European patents involving CEA antibodies.

We are currently involved in patent litigation with F. Hoffmann-LaRoche concerning the validity of our European patents covering the proprietary antibody we use in CEA-Scan, our cancer imaging product, and labetuzumab, our cancer therapy product candidate. These patents also cover the use of certain highly specific anti-CEA antibodies which we believe have a number of other therapeutic uses. We believe that Hoffman-LaRoche has infringed our patents, and they have responded by seeking to nullify the patents in question. If we are unsuccessful in these proceedings, our ability to execute our business plan could be materially and adversely affected.

If we are unable to keep our trade secrets confidential, our technologies and other proprietary information may be used by others to compete against us.

In addition to our reliance on patents, we attempt to protect our proprietary technologies and processes by relying on trade secret laws, nondisclosure and confidentiality agreements, and licensing arrangements with our employees and other persons who have access to our proprietary information. These agreements and arrangements may not provide meaningful protection for our proprietary technologies and processes in the event of unauthorized use or disclosure of such information. In addition, our competitors may independently develop substantially equivalent technologies and processes or otherwise gain access to our trade secrets or technology, either of which could materially and adversely affect our competitive position.

We face substantial competition in the biotechnology industry and may not be able to compete successfully against one or more of our competitors.

The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology products. In recent years there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including IDEC Pharmaceuticals, Genentech, Glaxo SmithKline, Ligand Pharmaceuticals, Millennium Pharmaceuticals, Nycomed Amersham, Protein Design Laboratories, Schering AG and Corixa Pharmaceuticals, are engaged in the development of diagnostic and therapeutic oncology products.

Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies.

We expect to face increasing competition from universities and other non-profit research organizations. These institutions carry out a significant amount of research and development in the field of antibody-based technologies, and they are increasingly aware of the commercial value of their findings. As a result, they are demanding patent and other proprietary rights, as well as licensing and future royalty revenues.

Our limited marketing and sales experience could impair our ability to successfully sell products.

We are currently relying, in substantial part, on our own limited sales and marketing staff to market our current diagnostic imaging products, CEA-Scan and LeukoScan. We currently have no marketing or sales experience for our therapeutic product candidates and will need to attract qualified sales and marketing professionals or identify out-licensing opportunities in order to commercialize any future therapeutic products. If we are unable to successfully build our sales force, our ability to sell products, as well as our financial condition and operating results, could be materially and adversely affected.

We could be temporarily unable to sell our diagnostic products if our agreements with distributors are unexpectedly terminated.

We currently do not have the internal resources necessary to develop and maintain the operating procedures required by the FDA and comparable foreign regulatory authorities to oversee distribution of our products. As a result, we have entered into arrangements with third parties to perform this function for the foreseeable future. If these agreements are unexpectedly terminated, we will be required to quickly enter into comparable arrangements with other qualified third parties, and we will be unable to distribute our products until an acceptable alternative is identified. If we were even only temporarily unable to distribute our products, our business could be materially and adversely affected.

We may never receive approval to sell LeukoScan in the United States.

We have not received approval from the FDA to sell our LeukoScan product in the United States, and it remains unclear if we will ever obtain such approval. In addition, the FDA could impose conditions on its approval which could significantly affect the commercial viability of the product. The FDA could also require us to undertake additional clinical studies or otherwise expend additional funds before granting approval, and we could determine not to pursue our application any further at that time. If we do not receive approval to market and sell LeukoScan in the United States, our results of operations and financial condition could be adversely affected.

In the event we are unable to continue to use mouse fluids for certain of our product candidates, we might need to make expensive and time consuming changes in our development programs.

CEA-Scan and certain of our other imaging agents are derived from the fluids produced in mice. Regulatory authorities, particularly in Europe, have expressed concerns about the use of these fluids for the production of monoclonal antibodies. These regulatory authorities may determine that our quality control procedures for these products are inadequate. While we are continuing our development efforts to produce certain of our monoclonal antibodies using alternative methods, this process constitutes a substantial production change, which in itself will require additional manufacturing equipment and new regulatory approvals. In the event we have to discontinue the use of mouse fluids, we may not have the resources at the time to acquire the necessary manufacturing equipment and expertise that we will need to make the changes in our development programs.

We may be liable for contamination or other harm caused by hazardous materials that we use.

In addition to laws and regulations enforced by the FDA, we are also subject to regulation under various other foreign, Federal, state and local laws and regulations. Our research and development programs involve the controlled use of viruses, hazardous materials, chemicals and various radioactive compounds. The risk of accidental contamination or injury from these materials can never be completely eliminated, and if an accident occurs, we could be held liable for any damages that result, which could exceed our available resources.

The nature of our business exposes us to significant liability claims, and our insurance coverage may not be adequate to cover any future claims.

The use of our compounds in clinical trials and any future sale exposes us to liability claims which could be substantial. These claims might be made directly by healthcare providers, medical personnel, patients, consumers, pharmaceutical companies and others selling or distributing our compounds. While we currently have product liability insurance that we consider adequate for our current business, we may not be able to continue to obtain comparable insurance in the future at an acceptable cost, if at all. If for any reason we cannot maintain our existing or comparable liability insurance, our ability to clinically test and market our products could be significantly impaired. Moreover, the amount and scope of our insurance coverage, as well as the indemnification arrangements with third parties upon which we rely, may be inadequate to protect us in the event of a successful product liability claim. Any successful claim in excess of our insurance coverage could materially and adversely affect our financial condition and operating results.

The loss of key employees could adversely affect our operations.

We are heavily dependent upon the talents of Dr. Goldenberg, our Chief Scientific Officer, Ms. Sullivan, our Chief Executive Officer, and certain other key personnel. If Dr. Goldenberg, Ms. Sullivan or any of our other key personnel were to unexpectedly leave our company, our business and results of operations could be materially and adversely affected. In addition, as our business grows we will need to continue to attract additional management and scientific personnel. Competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and we may not be successful in our recruitment efforts. If we are unable to attract, motivate and retain qualified professionals, our operations could be materially and adversely affected.

We are subject to certain covenants which place restrictions on the operation of our business.

We are subject to contractual covenants that provide that we may not enter into certain transactions without the prior consent of certain holders of our common stock. For example, we may not sell our business to an affiliate without such approval unless the sale is for consideration at least equal to (a) the fair market value of our company (as determined by our Board of Directors) in the event of a sale of assets or (b) the then current market price of our common stock in the event of a sale of stock. As a result of these covenants, we may be unable to sell the company under circumstances which you and other stockholders would otherwise approve.

Our ability to achieve significant revenues from the sale of our products will depend, in part, on the ability of healthcare providers to obtain adequate reimbursement from Medicare, Medicaid, private insurers and other health care payers.

The continuing efforts of government and insurance companies, health maintenance organizations and other payers of health care costs to contain or reduce costs of health care may adversely affect our future revenues and ability to achieve profitability. Our ability to successfully commercialize our future products will depend, in significant part, on the extent to which health care providers can obtain appropriate reimbursement levels for the cost of our products and related treatment. Third-party payers are increasingly challenging the prices charged for diagnostic and therapeutic products and related services. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, could control or significantly influence the purchase of health care services and products. In addition, legislative proposals to reform health care or reduce government insurance programs may result in lower prices or the actual inability of prospective customers to purchase our products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could materially and adversely affect our ability to operate profitably. Furthermore, even if reimbursement is available, it may not be available at price levels sufficient for us to realize a positive return on our investment.

The general business climate is uncertain and we do not know how this will impact our business.

Over the past 18 months, there have been dramatic changes in economic conditions and the general business climate has been negatively impacted. Indices of the United States stock markets have fallen precipitously, and consumer confidence has waned. Accordingly, many economists theorize that the United States is in a recession. Compounding the general unease about the current business climate is the still unknown economic and political impact of the September 11, 2001 terrorist attacks and hostilities in Afghanistan. We are unable to predict how any of these factors may affect our business.

Risks Related to Our Common Stock

The market price of our stock is likely to continue to fluctuate widely based on a number of factors, many of which are beyond our control.

The market price of our common stock has been, and is likely to continue to be, highly volatile. Furthermore, the stock market generally and the market for stocks of relatively small biopharmaceutical companies like us, have from time to time experienced and likely will again experience significant price and volume fluctuations that are unrelated to actual operating performance.

From time to time, stock market professionals publish research reports covering our business and future prospects. Due to a number of factors, we may fail to meet the expectations of securities analysts or investors and our stock price would likely decline as a result. These factors include:

o    announcements  by us, our partners or our competitors of clinical  results,
     technological   innovations,   product  sales,   new  products  or  product
     candidates;

o the formation or termination of our corporate alliances and distribution arrangements;

o developments or disputes concerning our patent or other proprietary rights, and the issuance of patents in our field of business to others;

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

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of December 31, 2001, Dr. Goldenberg, our Chairman and Chief Scientific Officer, controlled the right to vote approximately 17.6% of our common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters which may be put to a vote of our stockholders, including the election of our directors.

A significant number of our shares are eligible for resale which may lower the market price of our common stock and impair our ability to raise new funds.

As of December 31, 2001, we had approximately 49,681,293 shares of common stock outstanding, 8,181,249 of which were held by our directors and executive officers. These shares may be resold within the limitations imposed by Rule 144 under the Securities Act. In addition, we have an aggregate of up to 5,772,031 shares available for resale under a shelf registration statement that was filed for holders of our securities on November 9, 1999. We also have, as of December 31, 2001, 2,552,750 shares issuable upon exercise of stock options of which 1,205,500 were exercisable and 54,000 shares issuable upon the exercise of warrants. Sales of substantial amounts of shares of our common stock, or the mere prospect that those sales will occur, could cause the market price of our common stock to decline. Those sales might make it more difficult for us to sell equity and equity-related securities in the future at a time and price that we consider appropriate.

We have adopted anti-takeover provisions that may frustrate any unsolicited attempt to acquire our company or remove or replace our directors and executive officers.

Provisions of our certificate of incorporation, our by-laws and Delaware corporate law could make it more difficult for a third party to acquire control of our company in a transaction not approved by our Board of Directors. For example, we have adopted a stockholder rights plan which makes it more difficult for a third party to acquire control of our company without the support of our Board of Directors. In addition, our Board of Directors may issue up to ten million shares of preferred stock and determine the price, rights, preferences and privileges, including voting and conversion rights, of these shares without any further vote or action by our stockholders. The issuance of preferred stock could have the effect of delaying, deterring or preventing an unsolicited change in control of our company, or could impose various procedural and other requirements that could make it more difficult for holders of our common stock to effect certain corporate actions, including the replacement of incumbent directors and the completion of transactions opposed by the incumbent Board of Directors. The rights of the holders of our common stock would be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.

We are also subject to Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a business combination with any "interested" stockholder (as defined in Section 203) for a period of three years from the date the person became an interested stockholder, unless certain conditions are met.