Form 10-Q
period 2002-03-31
IMMUNOMEDICS INC
filed 2002-05-15
CIK 722830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2002

                                       or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  ______________  to ______________



                         Commission File Number: 0-12104

                               IMMUNOMEDICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 61-1009366
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

300 American Road, Morris Plains, New Jersey                        07950
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

                                                                 [X] Yes  [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 14, 2002, there were 49,738,543 shares of the registrant's common stock outstanding.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                    Page No.
                                                                    --------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements (Unaudited):

                Consolidated Balance Sheets -                            3
                March 31, 2002 and June 30, 2001

                Consolidated Statements of Operations
                and Comprehensive Loss -                                 4
                three and nine months ended March 31, 2002 and 2001

                Condensed Consolidated Statements of Cash Flows -        5
                nine months ended March 31, 2002 and 2001

                Notes to Consolidated Financial Statements -             6
                March 31, 2002

Item 2.  Management's Discussion and Analysis of                        12
                Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risks    20


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                              21

Item 6.  Exhibits and Reports on Form 8-K                               22


SIGNATURES                                                              23
----------

Part I - Financial Information
Item 1. Consolidated Financial Statements (Unaudited):

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)



                                                                        March 31,                June 30,
                                                                          2002                     2001
                                                                       ------------            ------------
                              ASSETS

Current Assets:

     Cash and cash equivalents                                         $ 16,974,975            $  8,607,901
     Marketable securities                                               30,056,237              44,682,954
     Accounts receivable, net of allowance for
       doubtful accounts of $141,326 and $125,440 at
       March 31, 2002 and June 30, 2001,  respectively                      805,626                 792,598
     Inventory                                                              710,312                 750,769
     Other current assets                                                 1,269,925               1,151,548
                                                                       ------------            ------------
          Total current assets                                           49,817,075              55,985,770


Property and equipment, net of accumulated
       depreciation of $9,425,372 and $8,711,412 at
       March 31, 2002 and June 30, 2001,  respectively                    4,889,780               3,395,310

Other long-term assets                                                       51,157                 276,157
                                                                       ------------            ------------
                                                                       $ 54,758,012            $ 59,657,237
                                                                       ============            ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Current portion of long-term debt                                 $         -             $     70,412
     Accounts payable                                                     1,665,826               1,607,176
     Deferred revenue                                                     9,725,728               9,000,000
     Other current liabilities                                            1,968,479               2,106,254
                                                                       ------------            ------------
          Total current liabilities                                      13,360,033              12,783,842
                                                                       ------------            ------------

Deferred revenue                                                                 -                5,250,000

Minority interest                                                           182,000                 182,000

Commitments and Contingencies
Stockholders' Equity:
     Preferred stock; $.01 par value, authorized 10,000,000 shares;
          issued and outstanding 0 shares
          at March 31, 2002 and June 30, 2001                                    -                       -
     Common stock; $.01 par value, authorized 70,000,000 shares;
          issued and outstanding 49,738,543 and 49,533,871 shares
          at March 31, 2002 and June 30, 2001, respectively                 497,385                 495,339
     Capital contributed in excess of par                               155,944,004             155,116,973
     Accumulated deficit                                               (115,341,258)           (114,281,279)
     Accumulated other comprehensive income                                 115,848                 110,362
                                                                       ------------            ------------
          Total stockholders' equity                                     41,215,979              41,441,395
                                                                       ------------            ------------
                                                                       $ 54,758,012            $ 59,657,237
                                                                       ============            ============


     See accompanying notes to unaudited consolidated financial statements.


                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)

                                                                     Three Months Ended                   Nine Months Ended
                                                                          March 31,                            March 31,
                                                                     2002           2001                  2002           2001
                                                                 -----------    -----------           -----------    -----------

Revenues:

     Product sales                                               $   964,891    $   753,121           $ 2,838,027    $ 2,925,459
     License fee revenues                                          2,252,888      1,503,160             6,930,491      1,506,807
     Research and development                                         65,196        134,393               215,999        435,697
                                                                 -----------    -----------           -----------    -----------
               Total revenues                                      3,282,975      2,390,674             9,984,517      4,867,963
                                                                 -----------    -----------           -----------    -----------
Costs and Expenses:

     Cost of goods sold                                              174,936         74,829               529,122        491,282
     Research and development                                      3,901,937      2,536,522             9,788,399      7,342,244
     Sales and marketing                                             299,189        580,302             1,622,072      1,857,679
     General and administrative                                      793,053        822,171             1,922,139      2,265,315
                                                                 -----------    -----------           -----------    -----------
               Total costs and expenses                            5,169,115      4,013,824            13,861,732     11,956,520
                                                                 -----------    -----------           -----------    -----------
Operating loss                                                    (1,886,140)    (1,623,150)           (3,877,215)    (7,088,557)

Interest and other income                                            384,701        783,709             1,611,706      2,072,658
                                                                 -----------    -----------           -----------    -----------
Net loss before income tax benefit                                (1,501,439)      (839,441)           (2,265,509)    (5,015,899)

Income tax benefit                                                 1,205,530        803,315             1,205,530        803,315
                                                                 -----------    -----------           -----------    -----------
Net loss                                                         $  (295,909)   $   (36,126)          $(1,059,979)   $(4,212,584)
                                                                 ===========    ===========           ===========    ===========
Comprehensive Income (Loss):

     Net loss                                                    $  (295,909)   $   (36,126)          $(1,059,979)   $(4,212,584)
                                                                 -----------    -----------           -----------    -----------
    Other comprehensive income (loss), net of tax:

         Foreign currency translation adjustments                    (26,993)       (39,612)               35,476        (25,925)

         Unrealized gain (loss) on securities available for sale    (153,537)       122,134               (29,990)       226,588
                                                                 -----------    -----------           -----------    -----------
    Other comprehensive income                                      (180,530)        82,522                 5,486        200,663
                                                                 -----------    -----------           -----------    -----------
Comprehensive income (loss)                                      $  (476,439)   $    46,396           $(1,054,493)   $(4,011,921)
                        `                                        ===========    ===========           ===========    ===========
Per Share Data (Basic and Diluted):
     Net loss                                                        $ (0.01)       $ (0.00)              $ (0.02)       $ (0.09)
                                                                 ===========    ===========           ===========    ===========

Weighted average number of common
   shares outstanding                                             49,706,146     49,521,082            49,602,377     49,488,699
                                                                 ===========    ===========           ===========    ===========


     See accompanying notes to unaudited consolidated financial statements.


                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                        Nine Months Ended
                                                                                            March 31,
                                                                                 2002                      2001
                                                                            ------------              ------------
Cash flows from operating activities:

      Net loss                                                              $ (1,059,979)              $(4,212,584)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

      Depreciation                                                               713,960                   710,970
      Provision for allowance for doubtful accounts                               15,886                    40,660
      Amortization of bond premium                                               185,204                    74,065
      Non-cash expense relating to issuance of warrants                                -                   508,991
      Compensation expense on stock options                                       79,830                    88,700
      Deferred revenue                                                        (4,524,272)               16,500,000
      Changes in operating assets and liabilities                               (185,959)                   46,713
      Other                                                                       35,476                   (25,925)
                                                                            ------------              ------------
          Net cash provided by (used in) operating activities                 (4,739,854)               13,731,590
                                                                            ------------              ------------

Cash flows from investing activities:

     Purchases of marketable securities                                       (6,382,100)              (45,133,471)
     Proceeds from maturities of marketable securities                        21,018,623                34,006,867
     Additions to property and equipment                                      (2,208,430)                 (268,458)
                                                                            ------------              ------------
          Net cash provided by (used in) investing activities                 12,428,093               (11,395,062)
                                                                            ------------              ------------

Cash flows from financing activities:

     Exercise of warrants                                                        376,875                         -
     Exercise of stock options                                                   372,372                 1,224,927
     Payments of debt                                                            (70,412)                 (117,127)
                                                                            ------------              ------------
          Net cash provided by financing activities                              678,835                 1,107,800
                                                                            ------------              ------------

Increase in cash and cash equivalents                                          8,367,074                 3,444,328

Cash and cash equivalents at beginning of period                               8,607,901                11,114,079
                                                                            ------------              ------------
Cash and cash equivalents at end of period                                  $ 16,974,975              $ 14,558,407
                                                                            ============              ============



See accompanying notes to unaudited consolidated financial statements.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Reference is made to the registrant's Annual Report on Form 10-K for the year ended June 30, 2001, which contains, at pages 23 through 42, the registrant's audited consolidated financial statements and the notes thereto.

(1) Business Overview and Basis of Presentation

The accompanying unaudited consolidated financial statements of Immunomedics, Inc., a Delaware corporation (the "Company"), which incorporate the Company's majority owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. With respect to the financial information for the interim periods included in this report, which is unaudited, the management of the Company believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2001 has been derived from the Company's audited 2001 consolidated financial statements. Operating results for the nine-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2002, or any other period. Certain adjustments and reclassifications were made to conform to the current year presentation.

The Company has never achieved profitable operations on a quarterly or annual basis and there is no assurance that profitable operations, even if achieved, could be sustained on a continuing basis. Further, the Company's ability to achieve profitability will depend on numerous factors, including, without limitation, the following:

o    the  Company's  ability  to  identify   compounds  with  diagnostic  and/or
     therapeutic value, and then conduct and complete clinical trials for such product candidates on a timely basis;

o    the  Company  ability  to comply  with all  applicable  federal,  state and
     foreign  legal   requirements,   including,   without   limitation,   those
     promulgated by the U.S. Food and Drug Administration;

o    the  Company's  ability  to  obtain  additional   financial   resources  on
     commercially acceptable terms; and

o    many  other  factors   associated   with  the  commercial   development  of
     therapeutic and diagnostic products outside of the Company's control.

Since its inception in 1982, the Company has relied primarily upon the private and public sale of equity securities to fund its operations. The Company has also received limited revenues from research and development alliances, and more recently from commercial sales of two diagnostic imaging products. While the Company believes that its existing resources should be sufficient to meet its capital and liquidity requirements for at least thenext 18 months, these resources could be expended more rapidly for many reasons, including unexpected changes in the Company's research and development activities, as well as other factors affecting its operating expenses and capital expenditures. There can be no assurance that the Company will be able to obtain additional capital when needed on acceptable terms, if at all.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



(2)  Cash Equivalents and Marketable Securities

     The Company considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents. Included in other current assets at March 31, 2002 and June 30, 2001 is accrued interest earned on cash equivalents and marketable securities of approximately $401,000 and $652,000, respectively.

(3)  Income Taxes

     The Company has never generated net income; therefore, no income taxes have been reflected for the nine-month period ended March 31, 2002 or any prior period. During the three-month periods ended March 31, 2002 and 2001, the Company recorded a tax benefit of $1,206,000 and $803,000, as a result of its sale of approximately $15,269,000 and $10,106,000 of New Jersey state net operating losses, respectively.

(4)  Net Loss Per Share

     Basic and diluted net loss per share is based on the net loss for the relevant period divided by the weighted average number of shares of common stock outstanding during the period. For the purposes of the diluted net loss per share calculations, the exercise or conversion of all potential shares of common stock is not included because their effect would be anti-dilutive due to the net loss recorded for the three and nine-month periods ended March 31, 2002 and 2001. The Company had certain equity securities issued and outstanding at March 31, 2002 and 2001 that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The common stock equivalents excluded from the diluted per share calculation were 2,766,750 and 2,327,250 at March 31, 2002 and 2001, respectively.

(5)  Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net loss, net unrealized gains (losses) on securities available for sale and certain foreign currency translation adjustments and is presented in the unaudited consolidated statements of operations and comprehensive income (loss).

(6)  Inventory

     Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. At March 31, 2002, the inventory balance consisted of no raw materials and $710,000 of finished goods, as compared to June 30, 2001 when the inventory balance consisted of $140,000 of raw materials and $611,000 of finished goods.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)         .

(7)  Marketable Securities

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by major security type at March 31, 2002 and June 30, 2001 were as follows:


                                                   Gross            Gross       Estimated
                                 Amortized       Unrealized       Unrealized       Fair
                                    Cost            Gain             Loss         Value
-------------------------------------------------------------------------------------------

  March 31, 2002
  --------------
  U.S Government Securities     $ 3,991,000      $        0      $  (20,000)   $  3,971,000
  Corporate Debt Securities      25,776,000         312,000          (3,000)     26,085,000
                                ------------     ----------      -----------   ------------
                                $29,767,000      $  312,000      $  (23,000)   $ 30,056,000
                                ============     ==========      ===========    ===========
  June 30, 2001
  -------------
  Corporate Debt Securities     $ 44,364,000     $  351,000      $  (32,000)   $ 44,683,000
                                ============     ==========      ===========    ===========


(8)  Geographic Segment

     The Company manages its operations as one line of business focused on the use of monoclonal antibodies to treat cancer and other serious diseases, and it currently reports as a single industry segment. The Company currently markets and sells one diagnostic imaging product in the United States and two diagnostic imaging products throughout Europe.

     The following tables present financial information based on the geographic location of the facilities of the Company as of and for the three and nine-month periods ended March 31, 2002 and 2001:

     Three Months Ended
     ------------------
                                 March 31, 2002
                                 --------------

                           United States           Europe           Total
                           -------------           ------           -----
     Revenues              $ 2,564,169          $  718,806       $ 3,282,975
     Net income (loss)        (856,011)            560,102          (295,909)

                                 March 31, 2001
                                 --------------

                           United States           Europe           Total
                           -------------           ------           -----
     Revenues              $ 1,828,600          $  562,074       $ 2,390,674
     Net income (loss)        (283,876)            247,750           (36,126)

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)         .

     Nine Months Ended
     -----------------
                                 March 31, 2002
                                 --------------

                           United States           Europe           Total
                           -------------           ------           -----
     Revenues              $ 7,972,879          $ 2,011,638      $ 9,984,517
     Net income (loss)      (1,963,100)             903,121       (1,059,979)

                                 March 31, 2001
                                 --------------

                           United States           Europe           Total
                           -------------           ------           -----
     Revenues              $ 2,982,628          $ 1,885,335      $ 4,867,963
     Net income (loss)      (4,953,115)             740,531       (4,212,584)


(9)  Research and Development Arrangements

     On December 17, 2000, the Company entered into a Development and License Agreement (the "Amgen Agreement") with Amgen Inc. The Amgen Agreement grants Amgen exclusive rights to continue the clinical development and commercialization in North America and Australia of the Company's unlabeled or "naked" CD22 antibody compound, epratuzumab, for the treatment of patients with non-Hodgkin's lymphoma.

     Pursuant to the Amgen Agreement, the Company received an up-front payment of $18,000,000 from Amgen on February 1, 2001, and is entitled to receive a supply fee (as discussed below), as well as additional clinical milestones and royalty payments upon the occurrence of certain future events. No such event has occurred to date.

     The up-front payment of $18,000,000 is being recognized, beginning February 2001, as revenue of $750,000 per month over a period of 24 months, which is the Company's best estimate of the period of time required for the parties to fulfill their obligations under the agreement. Accordingly, the Company recognized $2,250,000 and $6,750,000 as "License fee revenues" for the three and nine-month periods ended March 31, 2002, respectively. The remaining balance of $7,500,000 is recorded as "Deferred revenue" in the accompanying unaudited consolidated balance sheets at March 31, 2002.

     Amgen is also obligated to pay a supply fee to the Company for materials shipped by the Company to Amgen pursuant to the Amgen Agreement. The fee was originally payable at the point in time when Amgen is capable of manufacturing epratuzumab in quantities sufficient to satisfy its requirements for use in the conduct of all clinical trials deemed necessary by the U.S. Food and Drug Administration for approval of its United States biologics license application. If the Company fails to comply with its supply obligations, then Amgen does not owe the supply fee. As of March 31, 2002, Amgen was not yet capable of producing such quantities of epratuzumab. However, Amgen and the Company have previously agreed that the Company shall be paid by Amgen for the materials shipped since inception of the Amgen Agreement. Accordingly, the Company invoiced Amgen in December 2001 approximately $2.2 million in payment of all shipments of materials made through December 31, 2001. Payment was received in January 2002 and has been recorded in the accompanying consolidated financial statements as deferred revenue to be recognized at such time as the Company fulfills its supply obligations as set forth in the Amgen Agreement. During the Company's fiscal quarter ended March 31, 2002, the Company shipped an additional $972,000 worth of materials to Amgen which were not yet billed as of such date.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



     Costs incurred relating to the manufacture of the materials supplied to Amgen are recorded as research and development expense as incurred, as there is no assurance that such amounts will be reimbursed by Amgen in the future in the event that the Company fails to fully perform its obligations. The reimbursement amount for materials supplied to Amgen represents the approximate personnel and materials costs associated with the manufacturing of such materials. During the three and nine-month periods ended March 31, 2002, the Company incurred $972,000 and $2,023,000, respectively, of costs associated with supplying materials to Amgen as described above and $449,000 during both the three- and nine-month periods ended March 31, 2001.

     The Company, through its 80% owned subsidiary, IMG Technology, LLC ("IMG"), is a party to a joint venture with Beckman Coulter, Inc. ("Beckman Coulter"), which was formed for the purpose of developing targeted cancer therapeutics. The joint venture, known as IBC Pharmaceuticals, LLC ("IBC"), was organized as a Delaware limited liability company. The Company accounts for IMG's investment in IBC using the equity method of accounting for investments. IMG's interest is a result of the Company's contribution, on behalf of IMG, of certain rights to the Company's proprietary humanized antibodies against the cancer marker carcinoembryonic antigen. This technology had a financial reporting carrying value of zero and, therefore, IMG's investment in IBC has also been valued at zero. IBC has incurred losses since its inception in 1998 and neither IMG nor the Company has any obligation to fund such losses and to date neither has done so. In accordance with APB Opinion No. 18, the Company has not recorded its portion of IBC's losses, as this would bring the investment carrying value to below zero. As of March 31, 2002, IMG's investment in IBC continues to be carried at zero.

     IBC reimburses the Company for all research activities conducted on its behalf by the Company. The Company recorded reimbursements of $180,000 and $491,000 for the three and nine-month periods ended March 31, 2002, respectively, and $104,000 and $281,000 for the three- and nine-month periods ended March 31, 2001, respectively. Such amounts are netted against the costs incurred during the same period within the line item for the Company's research and development expenses on the accompanying unaudited consolidated statements of operations. The amounts of reimbursement primarily represent the proportionate share of salaries and benefits of the Company's personnel spent on research activities on IBC's behalf and other direct expenses incurred on IBC's behalf, as well as the allocation of certain expenses such as rent and utilities for Immunomedics space utilized by IBC.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(10) Stockholders' Equity

     At the Company's Annual Meeting of Stockholders held on December 5, 2001, the stockholders of the Company approved an amendment, restatement and continuation of the Company's 1992 Stock Option Plan as the 2002 Stock Option Plan.

     In February 2002, the Company's Board of Directors made the decision to concurrently redeem all outstanding stockholder rights under its 1998 Stockholder Rights Plan, and declare a dividend of one new Right pursuant to the Company's 2002 Stockholder Rights Plan adopted by the Board of Directors. The Rights Plan involves the distribution of one "Right" as a dividend on each outstanding share of the Company's common stock to each holder of record on March 15, 2002. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series G Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Shares"), of the Company, at a price of $150.00 per one one-thousandth of a Preferred Share (the "Purchase Price"), subject to adjustment. The 2002 Rights Plan provides that if a third party acquires more than 15% of the Company's common stock without prior approval of the Board of Directors, all stockholders of the Company (other than the acquiring party) will be entitled to buy either shares of a special series of the Company's Preferred Shares, or shares of the Company's common stock with a market value equal to double the Exercise Price for each 2002 Right they hold. Under these circumstances, the Board of Directors may instead allow each such Right (other than those held by the acquiring party) to be exchanged for one share of the Company's common stock. The exercise or exchange of these 2002 Rights would have a substantial dilutive effect on the acquiring party. The Company's Board of Directors retains the right at all times to discontinue the Rights plan through redemption of all rights or amend the Rights Plan in any respect. The Rights will expire on March 1, 2012 (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed by the Company, in each case, as described in the Rights Plan.

     On December 23, 1997, the Company entered into a Structured Equity Line Flexible Financing Agreement (the "Equity Line") with an investor (the "Investor") which the Company terminated as of December 9, 1998. As of the termination date, the Company had received a total of $5,350,000 for which the Company issued 1,358,838 shares of common stock. In connection with the Equity Line, the Company issued to the Investor two four-year warrants to purchase an aggregate of 50,000 and 54,000 shares of common stock at an exercise price of $7.5375 per share and $7.087 per share, respectively. The 50,000 warrants with an exercise price of $7.5375 per share were exercised in December 2001. The warrant for 54,000 shares of common stock continues to be outstanding as of March 31, 2002.

     On December 16, 1999, the Company issued a warrant covering 75,000 shares of its common stock at an exercise price of $6.50 per share to induce a financial advisor to enter into a financial advisory agreement with the Company. The Company recognized a final proportionate share of the general and administrative expense associated with these warrants of approximately $509,000 for the nine-month period ended March 31, 2001, based on the estimated fair value of the warrants as of the vesting date of December 16, 2000. These warrants were exercised in accordance with their original terms in December 2001 via a fair value cashless transaction, whereby the Company issued 54,422 shares of common stock.

Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Overview

     Immunomedics is applying its innovative, proprietary technologies in antibody selection, modification and chemistry to the development of compounds for the detection and treatment of cancer and other serious diseases. Using these technologies, Immunomedics has developed two diagnostic imaging agents, CEA-Scan and LeukoScan, which are currently being sold in certain markets for the detection of colorectal cancers and bone infections, respectively. These are the only products, for which Immunomedics has received regulatory approval to market and sell, and together they only generated approximately $894,000 and $2.6 million in revenues for the three and nine-month periods ended March 31, 2002, respectively. Immunomedics has several therapeutic and diagnostic compounds in various stages of pre-clinical and clinical development as further described below under " - Research and Development." None of these product candidates are expected to generate any material revenues from commercial sales for at least the next two years.

     Since its inception in 1982, Immunomedics has incurred significant operating losses and has never earned a profit on a quarterly or annual basis. This has primarily been the result of the significant amount of capital that Immunomedics has invested in its research and development efforts. As of March 31, 2002, Immunomedics had an accumulated deficit of approximately $115,341,000, and expects to continue to experience significant operating losses until such time, if ever, that it is able to generate sufficient revenues from product sales.

     The  development  and   commercialization  of  successful   diagnostic  and
     therapeutic products is subject to numerous risks and uncertainties including, without limitation, the following:

     o the type of therapeutic or diagnostic compound under investigation and nature of the disease in connection with which the compound is being studied;

     o the ability of Immunomedics to conduct and complete clinical trials on a timely basis;

     o the time required for Immunomedics to comply with all applicable federal, state and foreign legal requirements, including, without limitation, the receipt by Immunomedics of the necessary approvals of the U.S. Food and Drug Administration;

     o    the  financial   resources   available  to  Immunomedics   during  any
          particular period; and

     o    many other  factors  associated  with the  commercial  development  of
          therapeutic  and  diagnostic   products  outside  of  the  control  of
          Immunomedics.

     These risks and uncertainties are described in greater detail in the Immunomedics Annual Report on Form 10-K for the year ended June 30, 2001 previously filed by Immunomedics with the U.S. Securities and Exchange Commission and available at the Commission's Web Site located at http://www.sec.gov.

     Research and Development

     As of March 31, 2002, Immunomedics employed 48 professionals in its research and development departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs. Immunomedics expects to spend between $13.5 and $15.5 million in the aggregate for the fiscal year ended June 30, 2002 on research and development operating expenses.

     In order to further support its research and development efforts, as well as prepare for future commercialization of its product candidates, Immunomedics has contracted to expand its facilities at a total cost of approximately $6.3 million. See "Liquidity and Capital Resources" below. Once this project is completed, Immunomedics believes that its facilities, as expanded, will be adequate to support its research and development activities for at least the next two years without the need for any material capital expenditures.

     Therapeutics

     Substantially all of Immunomedics' research and development efforts involve the use of monoclonal antibodies to treat cancer and other serious diseases in one of two ways. In the first, the antibodies are unlabeled, or "naked," and used to treat the disease directly. In the second, the antibodies are labeled, or conjugated, with radioisotopes, chemotherapeutic agents, toxins or other substances. In each case the antibodies first seek out, and then bind to a particular target such as a disease site or organ system.

          Epratuzumab

     The most advanced of the Immunomedics therapeutic compounds under development, epratuzumab, is a non-radioactive antibody that targets the CD22 receptor of B-cells and B-cell lymphomas. In 2000, Amgen purchased a license to epratuzumab covering the compound's further development and commercialization in North America and Australia. The license, for which Amgen paid Immunomedics $18.0 million in cash and agreed to make additional milestone and royalty payments upon the achievement of certain future events, resulted in the transfer of responsibility to Amgen for the Phase II and Phase III clinical trials then being administered and paid for by Immunomedics. Amgen is also responsible for any additional trials that may be necessary to obtain regulatory approvals from the U.S. Food and Drug Administration and other authorities within Amgen's licensed territory. Accordingly, apart from the obligation to manufacture epratuzumab for Amgen until such time as Amgen is able to manufacture its own inventories of the compound, Immunomedics has no financial obligations with respect to the commercialization of epratuzumab in North America and Australia.

     While the clinical results to date have been encouraging, Immunomedics is not able to determine when, if ever, epratuzumab will be approved for sale in the United States or anywhere else. Even if it is approved, there can be no assurance that it will be commercially successful or that Immunomedics will ever receive any future milestone or royalty payments.

          Other Therapeutic Product Candidates

     At the time the Amgen license was granted, Immunomedics retained all other rights to the compound, including the development rights to the unlabeled version of the compound outside of Amgen's licensed territory, as well as the rights to the different labeled versions of the compound in the United States and everywhere else. Both the labeled and unlabeled versions of the compound are being evaluated by Immunomedics in clinical trials at the present time. Clinical trials are also being conducted with another humanized antibody to carcinoembryonic antigen (CEA) in patients with colorectal, pancreatic or breast cancers. In addition, Immunomedics has five other therapeutic product candidates in pre-clinical development. All of these product candidates remain at a very early stage of development and Immunomedics does not anticipate seeking regulatory approval with respect to any particular candidate for at least the next two years.

          IBC Pharmaceuticals

     Since 1999, Immunomedics has conducted research involving the selective delivery of therapeutic agents to fight cancer as part of a collaboration with Beckman Coulter. The joint venture, IBC Pharmaceuticals, LLC, was capitalized upon its formation and reimburses Immunomedics for all of the research activities conducted on its behalf by Immunomedics. For the three and nine month periods ended March 31, 2002, Immunomedics received reimbursements of $180,000 and $491,000, respectively, from IBC with respect to these research activities.

     Apart from its initial capital contribution in 1999, which consisted primarily of certain proprietary intellectual property rights, Immunomedics has no obligation to provide any further funding to IBC. The efforts of IBC remain at a very early stage and it is too early to determine when, if ever, any commercially viable product candidates will result from this joint venture.

     Diagnostic

     In 1998, Immunomedics began to transition its focus away from the development of diagnostic imaging products in order to accelerate the development of its therapeutic product candidates. As a result, as of March 31, 2002 research and development into diagnostic product candidates was no longer a material portion of its business. Immunomedics is evaluating several in vivo diagnostic imaging product candidates for the detection of various cancers and other diseases, although none of these is expected to be available for commercial sale for at least the next two years. These agents are being developed primarily to serve as companion products that may be used in conjunction with the therapeutic product candidates under development by Immunomedics.

     Certain Transactions with Related Parties

     Certain  of the  Company's  affiliates,  including  members  of its  senior management and Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Scientific Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, and certain companies with which we do business, including the Center for Molecular Medicine and Immunology, IMG Technology, LLC, and IBC Pharmaceuticals, LLC.

     For example, Dr. Goldenberg is the founder, President and a member of the Board of Trustees of the Center for Molecular Medicine and Immunology, a not-for-profit corporation also known as the Garden State Cancer Center, or CMMI, that we contract with to conduct certain research activities. Dr. Goldenberg's employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have responsibilities to both CMMI and us.

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

     Results of Operations

     The Company's results for any interim period, such as those described in the following analysis, are not necessarily indicative of the results for the entire fiscal year or any other future period.

     Nine Month Periods Ended March 31, 2002 Compared to 2001

     Revenues for the nine-month period ended March 31, 2002 were $9,985,000, as compared to $4,868,000 for the same period in 2001, representing an increase of $5,117,000, or 105%. Product sales for the nine-month period ended March 31, 2002 were $2,838,000, as compared to $2,925,000 for the same period in 2001, representing a decrease of $87,000. This was principally a result of the Company's continued transition in focus from the development of diagnostic imaging products to the development of therapeutic compounds. License fee revenues for the nine-month period ended March 31, 2002 increased to $6,930,000 from $1,507,000 for the same period in 2001, primarily due to the recognition of $6,750,000 of the total $18,000,000 up-front license payment received from Amgen in February 2001. Research and development revenues for the nine-month period ended March 31, 2002 decreased from $436,000 to $216,000 for the same period of 2001, primarily due to a lower rate of funding for grants.

     Total operating expenses for the nine-month period ended March 31, 2002 were $13,862,000, as compared to $11,957,000 for the same period in 2001, representing an increase of $1,905,000, or 16%. Research and development expenses for the nine-month period ended March 31, 2002 increased by $2,446,000 from $7,342,000 to $9,788,000 for the same period in 2001. This was primarily due to an increased number of employees, as well as increased research and development efforts and associated manufacturing expenses, including lab supplies associated with producing compounds to be used in clinical trials. Cost of goods sold for the nine-month period ended March 31, 2002 increased slightly from $491,000 to $529,000 for the same period in 2001,  primarily  due to increased  sales of in-vitro  diagnostic  kits, which have a higher cost per unit in comparison to the Company's other imaging products. Sales and marketing expenses for the nine-month period ended March 31, 2002 decreased by $236,000 to $1,622,000 from $1,858,000 for the same period of 2001, primarily due to lower staffing levels in the Company's European sales office and other marketing related expenses. General and administrative costs for the nine-month period ended March 31, 2002 decreased by $343,000 to $1,922,000 from $2,265,000 for the same period of 2001. This was primarily due to the recognition of an expense for the nine-month period ended March 31, 2001 of $509,000 associated with warrants issued in December 1999 with a one year vesting period, partially offset by an increase of other administrative expenses.

     Interest and other income for the nine-month period ended March 31, 2002 decreased by $461,000 from $2,073,000 to $1,612,000 for the same period in 2001, primarily due to lower rate of return on cash available for investments.

     Net loss for the nine-month period ended March 31, 2002 was $1,060,000, or $0.02 per share, as compared to $4,213,000, or $0.09 per share, for the same period in 2001. The lower net loss in 2002 as compared to 2001 resulted primarily from greater license fee revenues, which were partially offset by increased costs and expenses resulting from increased research and development efforts as discussed above. During the nine-month periods ended March 31, 2002 and 2001, the Company recorded a tax benefit of $1,206,000 and $803,000, as a result of its sale of approximately $15,269,000 and $10,106,000 of New Jersey state net operating losses, respectively. The higher tax benefit for the nine-month period ended March 31, 2002 affected the net loss positively by the amount of $403,000, or $0.01 per share.

     Three Month Periods Ended March 31, 2002 Compared to 2001

     Revenues for the three-month period ended March 31, 2002 were $3,283,000 as compared to $2,391,000 for the same period in 2001, representing an increase of $892,000, or 37%. Product sales for the three-month period ended March 31, 2002, were $965,000 as compared to $753,000 for the same period in 2001, representing a increase of $212,000, principally from the increased sales in Europe and HAMA kits in the United States. License fee revenues for the three-month period ended March 31, 2002 increased by $750,000 from $1,503,000 to $2,253,000 for the same period in 2001, primarily due to the recognition of $2,250,000 of the up-front payment received in February 2001 from Amgen. Research and development revenues for the three-month period ended March 31, 2002 decreased from $134,000 to $65,000 for the same period in 2001, primarily due to a lower rate of funding for grants.

     Total operating expenses for the three-month period ended March 31, 2002 were $5,169,000 as compared to $4,014,000 for the same period in 2001, representing an increase of $1,155,000, or 29%. Research and development expenses for the three-month period ended March 31, 2002 increased by $1,365,000 from $2,537,000 to $3,902,000 for the same period in 2001, primarily due to an increased number of employees, as well as increased research and development efforts and associated manufacturing expenses, including compounds to be used in clinical trials. Cost of goods sold for the three-month period ended March 31, 2002 increased by $100,000 from $75,000 to $175,000 for the same period in 2001, primarily due to increased sales of in-vitro diagnostic kits. Sales and marketing expenses for the three-month period ended March 31, 2002 decreased by $281,000 to $299,000 from $580,000, primarily due to lower staffing levels in the Company's European sales office and other marketing related expenses. General and administrative costs for the three-month period ended March 31, 2002 decreased by $29,000 to $793,000 from $822,000 for the same period of 2001.

     Interest and other income for the three-month period ended March 31, 2002 decreased by $399,000 from $784,000 to $385,000 for the same period in 2001, primarily due to lower rate of return on cash available for investments.

     Net loss for the three-month period ended March 31, 2002 was $296,000, or $0.01 per share, as compared to $36,000 for the same period in 2001. The higher net loss in 2002 as compared to 2001 primarily resulted from increased cost and expenses and lower interest income, partially offset by an increase in license fee revenues as discussed above. During the three-month periods ended March 31, 2002 and 2001, the Company recorded a tax benefit of $1,206,000 and $803,000, as a result of its sale of approximately $15,269,000 and $10,106,000 of New Jersey state net operating losses, respectively. The higher tax benefit for the three-month period ended March 31, 2002 affected the net loss positively by the amount of $403,000, or $0.01 per share.

     Liquidity and Capital Resources

     At March 31, 2002 the Company had working capital of $36,457,000, which represents a decrease of $6,745,000 from June 30, 2001. The Company's liquid asset position, measured by its cash, cash equivalents and marketable securities, was $47,031,000 at March 31, 2002, representing a decrease of $6,260,000 from June 30, 2001. The decrease in each case resulted primarily from the funding of operating expenses and capital expenditures.

     The Company anticipates that working capital and cash, cash equivalents and marketable securities will decrease during the remainder of fiscal year 2002 as a result of planned operating expenses and capital expenditures, offset in part by projected revenues from sales of diagnostic imaging products in the United States and Europe. However, there can be no assurance as to the amount of revenues, if any, these products will continue to provide.

     In October 2001, the Company entered into a Distribution Agreement with Logosys Logistik GmbH pursuant to which Logosys packages and distributes the Company's diagnostic imaging products, LeukoScan and CEA-Scan, within the countries comprising the European Union and certain other countries.

     The Company is obligated under an operating lease for facilities used for research and development, manufacturing and office space. On November 1, 2001, the Company renewed for an additional term of twenty years expiring on October 31, 2021 at a base annual rate of $545,000, which is fixed for the first five years and increases thereafter every five years. At the time of renewal the Company leased an additional area of 15,000 square feet.

     In order to support its clinical trial and anticipated future commercial requirements, the Company has entered into construction agreements to expand its manufacturing facility at a cost of approximately $6.3 million. The Company plans to fund this project either through its existing working capital or other financing arrangements. The facility plan includes two distinct manufacturing suites, containing six new bioreactors, which are intended to allow flexibility in terms of the amount of therapeutic compounds that can be produced. The Company anticipates that the facility will be completed sometime during the first quarter of calendar year 2003.

     The Company believes that its existing working capital should be sufficient to meet its capital and liquidity requirements for at least the next eighteen months. However, the Company has never generated positive cash flow from operations and actual results could differ materially from the Company's expectation as a result of a number of risks and uncertainties, including the risks described in Exhibit 99 annexed hereto. The Company's operating expenses and capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity.

     The Company anticipates that it will require a substantial amount of additional capital after it utilizes its current cash resources in order to fund: (i) its research and development programs; (ii) clinical trials of its product candidates; (iii) regulatory filings for its product candidates; and (iv) obtaining patent protection for its inventions. Accordingly, the Company regularly engages in discussions with commercial banks and other financial institutions regarding financing opportunities. There can be no assurance that any additional financing will be available to the Company on terms it finds acceptable, if at all. Even if the Company is able to obtain additional financing when it is needed, there can be no assurance that the terms of such financing will not cause substantial dilution to existing stockholders.

     The Company intends to supplement its financial resources from time to time as market conditions permit through the public or private sale of debt and/or equity securities, as well as through collaborative marketing and distribution agreements. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

     Critical Accounting Policies

     In December 2001, the U.S. Securities and Exchange Commission issued a statement concerning certain views of the Commission regarding the appropriate amount of disclosure by publicly held companies with respect to their critical accounting policies. In particular, the Commission expressed it's view that in order to enhance investor understanding of financial statements, companies should explain the effects of critical accounting policies as they are applied, the judgments made in the application of these policies, and the likelihood of materially different reported results if different assumptions or conditions were to prevail. The Company has since carefully reviewed the disclosures included in its filings with the Commission, including, without limitation, its Annual Report on Form 10-K for the year ended June 30, 2001 and accompanying audited consolidated financial statements and related notes thereto, as well as its definitive proxy statement for the 2001 Annual Meeting. Based upon this review, the Company continues to believe that its disclosures with respect to its significant accounting policies provide investors with a full and fair discussion of these policies, their application and effect. Nonetheless, the Company will continue to review its significant accounting policies in the future to ensure that full and complete disclosure is made. Revenue recognition is the one accounting policy the Company considers to be critical. Payments received under contracts to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Payments received in advance which are related to future performance are deferred and recognized as revenue when the research projects are performed. Upfront nonrefundable fees associated with license and development agreements where the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. Revenues from the achievement of research and development milestones are recognized when the milestones are achieved. Revenue from the sale of diagnostic products is recognized at the time of shipment. The Company's SEC filings can be obtained without charge via the Commission's EDGAR website at www.sec.gov.

     Recently Issued Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. Although the Company considers from time to time acquisitions of other businesses, technologies and other assets that it believes may complement its existing business, it does not currently anticipate making any material acquisitions and cannot assess what affect, if any, SFAS 141 could have in the event it does consummate such an acquisition. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. SFAS No. 142 had no impact on the historical financial statements of the Company as the Company does not have any goodwill or intangible assets, which resulted from business combinations.

     Private Securities Litigation Reform Act of 1995

     Certain statements that the Company may make from time to time, including, without limitation, statements contained in this quarterly report on Form 10-Q, constitute "forward-looking statements" under the federal securities laws. Forward-looking statements may be identified by words such as "plans," "expects," "believes" "anticipates," "estimates," "projects," "will" and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, the Company's strategy for growth, clinical trials, product development and new product candidates, market opportunities and expenditures. Forward-looking statements are based on current expectations of future events, but actual results could vary materially from the Company's expectations and projections. Investors are cautioned not to place undue reliance on any forward-looking statements. The Company assumes no obligation to update any forward-looking statements. The Company cautions that historical results should not be relied upon as indications of future performance. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following: (i) the risks described in Exhibit 99 to this Form 10-Q; (ii) the risks described under the caption "Business Risks" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001; and (iii) the risks described under the caption "Business" and elsewhere in the Company's 2001 Annual Report on Form 10-K.

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

     The Company's holdings of financial instruments are comprised primarily of corporate debt and governmental securities. All such instruments are classified as securities available for sale. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company's debt security portfolio represents funds held temporarily pending use in its business and operations. The Company manages these funds accordingly. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate or return. The Company's market risk exposure consists principally of exposure to changes in interest rates. The Company's holdings also are exposed to the risks of changes in the credit quality of issuers. The Company typically invests in highly liquid debt instruments with fixed interest rates. The Company currently holds one security with a variable rate based on three month Libor.

     The table below presents the principal amounts and related weighted average interest rates by its fiscal year of maturity for the Company's investment portfolio as of March 31, 2002:

                                                                                                       Fair
                           2002          2003          2004        2005       2006        Total        Value
                           ----          ----          ----        ----       ----        -----        -----
                                                             (in thousands)

Fixed rate               $ 4,455       $10,262       $ 6,395    $     --    $ 1,499      $22,611     $ 23,054
Average interest rate       6.70%         5.89%         4.73%         --       6.96%        5.79%          --
Variable rate            $    --       $    --       $ 6,993    $     --    $    --      $ 6,993     $  7,002
Average interest rate         --            --          2.15%         --         --         2.15%          --
                         -------       -------       -------     -------    -------      -------     --------
        Total            $ 4,455       $10,262       $13,388    $     --    $ 1,499      $29,604     $ 30,056
                         =======       =======       =======     =======    =======      =======     ========


                           Part II - Other Information

     Item 1. Legal Proceedings

     The Company is pursuing an infringement suit in the Netherlands against Hoffmann-La Roche. The suit seeks an injunction against the sale by Roche of certain immunoassays that the Company believes infringe its European patents, as well as monetary damages for past infringement. The Patent Court in The Hague originally dismissed the action in August 1997, which the Company has since appealed. Roche has since initiated nullity actions in the Netherlands and in Germany, seeking to invalidate the Company's patents in those countries, and may take other countermeasures. A trial on the Dutch nullity action was held in June 1998 resulting in dismissal of Roche's suit and maintenance of the Company's patent claims. Roche has since appealed. A trial on the German nullity action held in December 1998 preserved the Company's patent claims in amended form. The Company believes these claims, as amended, continue to be infringed by Roche's immunoassays. Roche has not appealed this ruling. The appeals of the Dutch infringement and nullity actions were heard concurrently on March 2, 2000. In a partial decision rendered in February 2001, the validity of the Company's patent claims, as amended consistent with the German action, was upheld, as was the jurisdiction of the Dutch Court to issue a cross-border injunction. The Dutch Appeals Court was unable, however, to reach a decision on the infringement by Roche and has since solicited additional submissions from each side. Moreover, Roche has appealed the remaining holdings of the Appeals Court to the Dutch Supreme Court. The Company and its patent counsel believe that the Company's patent claims are valid and that an unfavorable outcome is unlikely. However, to the extent that Roche contests or challenges the Company's patent claims, or files further appeals or nullity actions, the Company may incur significant costs for defending such patents, even if ultimately successful.

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

     On December 18, 2001, a patent was issued to Genentech following a prolonged interference proceeding. The Company, after consulting with its patent counsel, believes that there are no valid claims in the patent which would be infringed by products currently under development by the Company. However, this conclusion does not guarantee that Genentech will not choose to initiate patent litigation in the future against the Company. Moreover, in the event that the Company needs to acquire a license, there is no assurance that a license could be obtained on commercially reasonable terms, if at all.

     Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          99.1 Factors That May Affect The Future Results of Immunomedics, Inc.

     (b)  Reports on Form 8-K.

          During the quarter for which this Report on Form 10Q is filed, the registrant filed two current reports on Form 8-K. The first, dated March 1, 2002, referenced the decision by the Company's Chairman and Chief Scientific Officer's to enter into a written stock selling plan in accordance with SEC Rule 10b5-1. The second, dated March 4, 2002, announced the decision of the Company's Board of Directors to concurrently redeem all outstanding stockholder rights under its 1998 Stockholder Rights Plan, and declare a dividend of one new Right pursuant to the Company's 2002 Stockholder Rights Plan adopted by the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        IMMUNOMEDICS, INC.
                                           (Registrant)




DATE: May 15, 2002                      By:   /s/ Cynthia L. Sullivan
                                              -----------------------
                                              Cynthia L. Sullivan
                                              President, Chief Executive
                                              Officer and Director
                                              (Principal Executive Officer)





DATE: May 15, 2002                      By:  /s/ Gerard G. Gorman
                                             --------------------
                                             Gerard G. Gorman
                                             Vice President Finance and
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT 99.1


        Factors That May Affect The Future Results of Immunomedics, Inc.

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, may also impair our business, financial condition and results of operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected. An investment in shares of our common stock is very speculative and involves a high degree of risk.

              Risks Relating to Our Business, Industry and Strategy

We   have a history of operating losses and may never become profitable.

We have received only limited revenue from the sale of our first two diagnostic imaging products, and have never received revenue from the commercialization of any therapeutic product. We have incurred significant operating losses since our formation in 1982 and have not earned a profit since that time. These operating losses and our failure to be profitable have been due mainly to the significant amount of money that we have spent on our research and development programs. As of March 31, 2002, we had an accumulated deficit of approximately $115 million. We expect to continue to experience significant operating losses as we attempt to develop and commercialize our product candidates. If we fail in our attempts to develop successful therapeutic products, it is likely that we would never achieve significant revenues or become profitable, either of which would seriously jeopardize our ability to continue as a going concern.

Most of our therapeutic product candidates are at an early stage of development and we may not be able to successfully develop and commercialize them.

Most of our therapeutic product candidates are still at the early stages of pre-clinical and clinical development. Significant further research and development, financial resources and management time will be required to develop commercially viable therapeutic products and obtain the necessary regulatory approvals. We may never be able to successfully develop and commercialize any therapeutic product candidates. If we fail to gain timely approval from the U.S. Food and Drug Administration, or FDA, and other foreign regulatory authorities to commercialize our product candidates, we will be unable to generate the revenues we will need to execute our business plan.

Our ability to market future products will depend upon our first obtaining and then maintaining regulatory approvals, both of which are subject to a number of risks and uncertainties.

In order to obtain the regulatory approvals necessary for the successful commercialization of our product candidates, we will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of each product candidate to the satisfaction of the FDA and applicable foreign regulatory authorities. Even once we begin clinical trials for a new diagnostic or therapeutic product, it may take up to ten years or more to receive the required regulatory approval to commercialize that product and begin to market it to the public. In addition, each stage of clinical development is generally more costly than the prior stage, and we may need to expend substantial resources on a product candidate only to determine that it cannot be successfully commercialized. Various Federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of diagnostic and therapeutic products. The expensive and lengthy process of obtaining these approvals, and the maintenance of compliance with applicable statutes and regulations, will require us to expend substantial financial resources and management time.

A clinical trial may be suspended or terminated by us or the FDA, or otherwise fail, for a number of reasons, including:

o the product candidate may cause unforeseen adverse side effects or demonstrate other characteristics that make it impossible or impracticable for us to continue its development;

o any positive results from pre-clinical studies and initial clinical trials may not be predictive of results that will be obtained in later-stage testing;

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

As we complete the shift in our focus from diagnostic imaging to our therapeutic product candidates, and as our scientific efforts lead us into the study of diseases outside of our area of principal expertise, we will have to either develop the necessary expertise internally or form strategic collaborations to obtain access to such expertise. If we proceed independently, we will require additional technical resources and personnel that may be difficult and costly to obtain. If we decide to enter into collaboration arrangements, we may find it necessary to relinquish rights to some of our technologies, products or product candidates that we would otherwise choose to pursue independently. If we are unable to either acquire the necessary expertise or enter into collaborations on acceptable terms, our ability to develop additional therapeutic product candidates would be adversely affected.

If we are not able to successfully develop a market for our current and future products, our ability to continue as a going concern would be severely jeopardized despite any scientific accomplishments we may have achieved.

Our diagnostic imaging products are the only products which we are currently permitted to market and sell, and we do not have approval to sell LeukoScan in the United States. To date, we have been able to develop only a limited market for these products, and as a result have received only limited revenues from the sale of these products. We have not yet even begun to develop a market for our therapeutic product candidates. In the event we are unable to achieve broad market acceptance of our current or future products, our business and financial condition would be materially and adversely affected.

We are dependent upon Amgen for the final development and commercialization of Epratuzumab in North America and Australia, and they may not be successful.

We have licensed our most advanced therapeutic compound, epratuzumab, to Amgen in North America and Australia. As a result, Amgen is solely responsible, and we are depending upon them, for completing the clinical development of epratuzumab, obtaining all necessary regulatory approvals, and then commercializing and manufacturing the compound for sale in these markets. If Amgen does not fully perform its responsibilities under our agreement, or if the ongoing clinical trials being conducted by Amgen are not successful or are terminated by Amgen for any other reason, our ability to commercialize this product candidate in the future, as well as other product candidates we have in development which are closely related to epratuzumab, would be severely jeopardized. In such event, it is likely we would never receive any of the milestone payments or royalties that we are eligible to receive under our agreement with Amgen, and our ability to fund the development and testing of our other product candidates would be adversely affected.

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

We intend to continue expending substantial financial resources on our research and development programs, and we will need additional capital in order to obtain regulatory approvals and commercialize our therapeutic product candidates. If our need for cash depletes our existing resources sooner than we otherwise anticipate, we will be required to either obtain additional capital quickly, or else significantly reduce our operating expenses and capital expenditures, either of which could have a material and adverse effect on us.

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

While we believe that our existing cash resources, will be sufficient to fund our operations for at least the next 18 months, we may need additional cash before then for many reasons, including changes in our research and development plans, other factors affecting our operating expenses, the need for unexpected capital expenditures, and costs associated with any acquisitions of other businesses, assets or technologies that we may choose to undertake.

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

Certain of our affiliates, including members of our senior management and Board of Directors and their respective affiliates, have relationships and agreements both with us as well as among themselves that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Scientific Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, and certain companies with which we do business, including the Center for Molecular Medicine and Immunology, or CMMI, IMG Technology, LLC, and IBC Pharmaceuticals, LLC.

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

Our ability to supply the demand for our existing diagnostic products, as well as conduct pre-clinical and clinical research and development programs, depends, in part, on our ability, or that of our partners, to manufacture our proprietary compounds in accordance with FDA and other regulatory requirements. We have no experience in manufacturing these compounds in significant quantities, and we may not be able to do so in the quantities and with the degree of purity that is required. We currently rely on our manufacturing facilities in New Jersey, and the technical staff working there, for substantially all of our manufacturing needs. Any interruption in manufacturing at this site, whether by natural acts or otherwise, would significantly and adversely affect our operations, and delay our research and development programs. We have encountered manufacturing difficulties in the past, and it is likely that we will encounter similar difficulties in the future. In addition, we may also have difficulties from time to time obtaining the raw materials necessary in the manufacturing process.

We have recently begun to scale up our manufacturing facilities in anticipation of future needs, but our completion of this build-out is subject to a number of risks and uncertainties. If we are unsuccessful in expanding our own manufacturing facilities, or are otherwise unable to contract with a qualified third-party to manufacture these compounds on acceptable terms, our ability to complete pre-clinical and clinical testing and to supply commercial quantities of our products would be adversely affected. In addition, if our manufacturing facilities fail to comply with FDA and other regulatory requirements, we may be required to suspend manufacturing, perhaps for an extended period of time. This could have a material adverse effect on our financial condition and cash flow.

Our collaboration agreements may fail or be terminated unexpectedly, which could result in significant delays and substantial increases in the cost of our research, development and commercialization of our product candidates.

We are party to various arrangements with academic, governmental and corporate partners. The successful development and commercialization of the product candidates covered by these arrangements will depend upon the ability of these third parties to fully perform their contractual responsibilities. If any of these parties breaches or unexpectedly terminates their agreement with us, or otherwise fails to conduct their activities in a timely manner, the development or commercialization of our product candidates may be delayed. For example, the Center for Molecular Medicine and Immunology, a not-for-profit cancer research center of which Dr. David M. Goldenberg, our Chairman and Chief Scientific Officer, is President and a Trustee, performs contracted pilot and pre-clinical trials in areas of importance to us, as well as basic research and pre-clinical evaluations in a number of areas of potential interest to us. If CMMI were to become unwilling or unable to provide these services on comparable terms, we would have to quickly make alternative arrangements with third parties, which could significantly delay and increase the expenses associated with these programs.

Our dependence upon third parties for the manufacture of proprietary compounds may have the effect of increasing our costs while also limiting our ability to develop and deliver these compounds on a timely basis. For example, if we contract  with a third  party for the  development  and  production  of  certain humanized antibodies and this party does not perform according to our expectations, our ability to complete the development and commercialization of these product candidates will be adversely affected. In addition, we currently rely on a single third party, SP Pharmaceuticals, to perform certain end-stage portions of the manufacturing process for our diagnostic imaging products, CEA-Scan and LeukoScan. We do not currently have the resources necessary to perform these processes, and if SP Pharmaceuticals were to become unwilling or unable to do so for any reason, we would be unable to deliver these products to customers until we entered into an agreement with another qualified manufacturer. This could cause substantial delays in customer deliveries and adversely affect our results of operations.

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

The successful development of diagnostic and therapeutic products frequently requires the application of multiple technologies which may be subject to the patent or other intellectual property rights of third parties. Although we believe it is likely we will need to license technologies and processes from third parties in the ordinary course of our business, we are not currently aware of any material conflict involving our technologies and processes with any valid patents or other intellectual property rights owned or licensed by others. In the event that a third party were to claim such a conflict existed, they could sue us for damages as well as seek to prevent us from commercializing our product candidates. It is possible that a third party could successfully claim that our products infringe on their intellectual property rights. Uncertainties resulting from the litigation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Any patent litigation or other proceeding, even if resolved in our favor, would require significant financial resources and management time. Some of our competitors may be able to sustain these costs more effectively than we can because of their substantially greater financial and managerial resources. If a patent litigation or other proceeding is resolved unfavorably to us, we may be enjoined from manufacturing or selling our products without a license from the other party, in addition to being held liable for significant damages. We may not be able to obtain any such license on commercially acceptable terms, if at all.

Our ability to continue to sell one of our existing products and successfully commercialize a number of our product candidates will suffer if we are unsuccessful in defending our European patents involving CEA antibodies.

We have been involved in patent litigation with F. Hoffmann-LaRoche since 1996 concerning the validity of our European patents covering the proprietary antibody we use in CEA-Scan, our cancer imaging product, and labetuzumab, our cancer therapy product candidate. These patents also cover the use of certain highly specific anti-CEA antibodies which we believe have a number of other therapeutic uses. We believe that Hoffman-LaRoche has infringed our patents, and they have responded by seeking to nullify the patents in question. If we are unsuccessful in these proceedings, our ability to execute our business plan could be materially and adversely affected.

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

We expect to face increasing competition from universities and other non-profit research organizations. These institutions carry out a significant amount of research and development in the field of antibody-based technologies, and they are increasingly aware of the commercial value of their findings. As a result, they are demanding greater patent and other proprietary rights, as well as licensing and future royalty revenues.

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

We have not received approval from the FDA to sell our LeukoScan diagnostic imaging product in the United States, and it remains unclear if we will ever obtain such approval. In addition, the FDA could impose conditions on its approval which could significantly affect the commercial viability of the product. The FDA could also require us to undertake additional clinical studies or otherwise expend additional funds before granting approval, and we could determine not to pursue our application any further at that time. If we do not receive approval to market and sell LeukoScan in the United States, our results of operations and financial condition could be adversely affected.

In the event we are unable to continue to use fluids produced in mice for certain of our product candidates, we might need to make expensive and time consuming changes in our development programs.

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

We may be liable for contamination or other harm caused by hazardous materials that we use in the operations of our business.

In addition to laws and regulations enforced by the FDA, we are also subject to regulation under various other foreign, Federal, state and local laws and regulations. Our research and development programs involve the controlled use of viruses, hazardous materials, chemicals and various radioactive compounds. The risk of accidental contamination or injury from these materials can never be completely eliminated, and if an accident occurs we could be held liable for any damages that result, which could exceed our available resources.

The nature of our business exposes us to significant liability claims, and our insurance coverage may not be adequate to cover any future claims.

The use of our compounds in clinical trials and any future sale exposes us to liability claims which could be substantial. These claims might be made directly by healthcare providers, medical personnel, patients, consumers, pharmaceutical companies and others selling or distributing our compounds. While we currently have product liability insurance that we consider adequate for our current needs, we may not be able to continue to obtain comparable insurance in the future at an acceptable cost, if at all. If for any reason we cannot maintain our existing or comparable liability insurance, our ability to clinically test and market products could be significantly impaired. Moreover, the amount and scope of our insurance coverage, as well as the indemnification arrangements with third parties upon which we rely, may be inadequate to protect us in the event of a successful product liability claim. Any successful claim in excess of our insurance coverage could materially and adversely affect our financial condition and operating results.

The loss of key employees could adversely affect our operations.

We are heavily dependent upon the talents of Dr. Goldenberg, our Chief Scientific Officer, Ms. Sullivan, our President and Chief Executive Officer, and certain other key personnel. If Dr. Goldenberg, Ms. Sullivan or any of our other key personnel were to unexpectedly leave our company, our business and results of operations could be materially and adversely affected. In addition, as our business grows we will need to continue to attract additional management and scientific personnel. Competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and we may not be successful in our recruitment efforts. If we are unable to attract, motivate and retain qualified professionals, our operations could be materially and adversely affected.

We are subject to certain covenants that place restrictions on the operation of our business.

We are subject to contractual covenants that provide that we may not enter into certain transactions without the prior consent of certain holders of our common stock. For example, we may not sell our business to an affiliate without such approval unless the sale is for consideration at least equal to (a) the fair market value of our company (as determined by our Board of Directors) in the event of a sale of assets or (b) the then current market price of our common stock in the event of a sale of stock. As a result of these covenants, we may be unable to sell the company under circumstances that you and other stockholders would otherwise approve.

Our ability to achieve significant revenues from the sale of our products will depend, in part, on the ability of healthcare providers to obtain adequate reimbursement from Medicare, Medicaid, private insurers and other health care payers.

The continuing efforts of government and insurance companies, health maintenance organizations and other payers of health care costs to contain or reduce costs of health care may adversely affect our future revenues and ability to achieve profitability. Our ability to successfully commercialize future products will depend, in significant part, on the extent to which health care providers can obtain appropriate reimbursement levels for the cost of our products and related treatment. Third-party payers are increasingly challenging the prices charged for diagnostic and therapeutic products and related services. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, could control or significantly influence the purchase of health care services and products. In addition, legislative proposals to reform health care or reduce government insurance programs may result in lower prices or the actual inability of prospective customers to purchase our products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could materially and adversely affect our ability to operate profitably. Furthermore, even if reimbursement is available, it may not be available at price levels sufficient for us to realize a positive return on our investment.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. Furthermore, the stock market generally and the market for stocks of relatively small biopharmaceutical companies like us, have from time to time experienced, and likely will again experience, significant price and volume fluctuations that are unrelated to actual operating performance.

From time to time, stock market analysts publish research reports or otherwise comment upon our business and future prospects. Due to a number of factors, we may fail to meet the expectations of securities analysts or investors and our stock price would likely decline as a result. These factors include:

o    announcements  by us, our partners or our competitors of clinical  results,
     technological   innovations,   product  sales,   new  products  or  product
     candidates;

o the formation or termination of our corporate alliances and distribution arrangements;

o developments or disputes concerning our patent or other proprietary rights, and theissuance of patents in our field of business to others;

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

As of March 31, 2002, Dr. Goldenberg, our Chairman and Chief Scientific Officer, controlled the right to vote approximately 17.5% of our common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

A significant number of our shares are eligible for resale that may lower the market price of our common stock and impair our ability to raise new funds.

As of March 31, 2002, we had approximately 49,738,543 shares of common stock outstanding, 9,092,672 of which were held by our directors and executive officers. These shares may be resold within the limitations imposed by Rule 144 under the Securities Act. As of March 31, 2002, there were an additional 2,766,750 shares issuable upon the exercise of stock options, of which 1,179,875 were exercisable and 54,000 shares issuable upon the exercise of warrants. Sales of substantial amounts of shares of our common stock, or the mere prospect that those sales will occur, could cause the market price of our common stock to decline. Those sales might make it more difficult for us to sell equity and equity-related securities in the future at a time and price that we consider appropriate.

We have adopted anti-takeover provisions that may frustrate any unsolicited attempt to acquire our company or remove or replace our directors and executive officers.

Provisions of our certificate of incorporation, our by-laws and Delaware corporate law could make it more difficult for a third party to acquire control of our company in a transaction not approved by our Board of Directors. For example, we have adopted a stockholder rights plan that makes it more difficult for a third party to acquire control of our company without the support of our Board of Directors. In addition, our Board of Directors may issue up to ten million shares of preferred stock and determine the price, rights, preferences and privileges, including voting and conversion rights, of these shares without any further vote or action by our stockholders. The issuance of preferred stock could have the effect of delaying, deterring or preventing an unsolicited change in control of our company, or could impose various procedural and other requirements that could make it more difficult for holders of our common stock to effect certain corporate actions, including the replacement of incumbent directors and the completion of transactions opposed by the incumbent Board of Directors. The rights of the holders of our common stock would be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.

We are also subject to Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a business combination with any "interested" stockholder (as defined in Section 203) for a period of three years from the date the person became an interested stockholder, unless certain conditions are met.