Form 10-K
period 2002-06-30
IMMUNOMEDICS INC
filed 2002-10-01
CIK 722830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended June 30, 2002.

                                       or

     [  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

               For the transition period from ______ to ________.

                         Commission file number: 0-12104

--------------------------------------------------------------------------------
                               IMMUNOMEDICS, INC.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------
        Delaware                                         61-1009366
(State of incorporation)                    (I.R.S. Employer Identification No.)

300 American Road, Morris Plains, New Jersey                07950
  (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (973) 605-8200

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                         Preferred Share Purchase Rights
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes _X_ No____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of our Common Stock held by non-affiliates as of September 26, 2002 was approximately $266,452,632, based on the last sale price as reported by the Nasdaq National Market of $6.20 per share. The number of shares of our Common Stock outstanding as of September 26, 2002 was 49,877,443.


                      Documents Incorporated by Reference:


         Certain information required in Part III of this Annual Report on Form 10-K is incorporated from our Proxy Statement for the Annual Meeting of Stockholders to be held on December 4, 2002.

                                     PART I

Item 1 - Business

Introduction

     We are a biopharmaceutical company focused on the development, manufacture and marketing of monoclonal antibody-based products for the detection and treatment of cancer and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled form, or conjugated with radioactive isotopes, chemotherapeutics or toxins to create highly targeted agents. Using these technologies, we have built a broad pipeline of diagnostic and therapeutic product candidates that utilize several different mechanisms of action. Our technologies are supported by an extensive portfolio of intellectual property that includes approximately 80 issued patents in the United States and 233 other issued patents worldwide.

     Our most advanced therapeutic product candidate, epratuzumab, is a compound that binds to the malignant cells that comprise non-Hodgkin's B-cell lymphoma and certain other lymphocytic leukemias. In December 2000, we granted a license to Amgen Inc. to further develop and commercialize the unlabeled form of epratuzumab in North America and Australia. Amgen is currently evaluating this compound in Phase II and Phase III clinical trials for the treatment of patients with non-Hodgkin's lymphoma. We currently maintain all other rights to epratuzumab outside of the territories granted to Amgen, as well as all rights to the labeled versions of the compound worldwide. Accordingly, we are conducting clinical trials of the unlabeled and radiolabeled versions of the compound, epratuzumab and epratuzumab-Y-90, as well as clinically developing four other therapeutic product candidates. We also have five therapeutic product candidates in preclinical development. We intend to consider licensing some or all of the rights we possess in epratuzumab as well as our other product candidates if the right opportunities arise.

     In addition to our therapeutic discoveries, our proprietary technologies have also enabled us to develop highly specific diagnostic imaging agents, one of which, CEA-Scan, has already been approved in the United States, Canada and the European Union and is being marketed in the United States and Europe for the detection of colorectal cancers. Our second diagnostic product, LeukoScan, has been approved in Europe and is being marketed for the detection of bone infections. We have five additional diagnostic product candidates in preclinical or clinical development. It is our hope that some day physicians will be able to use our therapeutic and diagnostic products in tandem in order to improve patient care.

Background: The Use of Antibodies for Cancer Therapy


     Antibodies are protective proteins released by the immune system's B-cells, a type of white blood cell. In the presence of a foreign substance in the body, such as a virus, B-cells produce millions of different kinds of antibodies with slightly different shapes that enable them to bind to and thereby affect the molecular targets of antibodies, molecules known generically as antigens. Unique antigens are present on viruses, cancer cells and white blood cells that accumulate at sites of infections as well as other disease entities.

     Monoclonal antibodies are currently being developed for therapeutic use either as single agents, or conjugated with other compounds. When used as single agents, antibodies attract the naturally occurring cytotoxic host cells to destroy tumor cells. In cases where monoclonal antibodies are not potent enough to demonstrate sufficient anti-tumor activity alone, it is now possible to increase their effectiveness by attaching radioactive isotopes, chemotherapeutics or toxins. Using these conjugated antibodies, the attached agents can be concentrated in the targeted cell in order to enhance their effect on the diseased cells and reduce the impact on healthy tissue.

     Several monoclonal antibodies have already been commercially developed and approved by the U.S. Food and Drug Administration for use in cancer therapy. In 1997, the first such monoclonal antibody for cancer therapy, Rituxan, was approved for the treatment of certain patients with non-Hodgkin's lymphoma. Other examples of monoclonal antibodies approved by the FDA include Herceptin, which was approved in late 1998 for use in breast cancer patients whose tumors express the HER2 antigen, Mylotarg, which was approved as a drug-antibody conjugate in June 2000 for the treatment of relapsed acute myeloid leukemia in elderly patients, and Zevalin, which was approved in February 2002 for the treatment of relapsed follicular non-Hodgkin's lymphoma.

     Radioimmunotherapy is rapidly emerging as an important treatment for cancers of the blood-forming organs due to the radiosensitivity of these malignancies and the ready accessibility of the blood and lymph systems to monoclonal antibodies. Radioimmunotherapy is the process of targeting specific radiation attached to antibodies to tumor cells in order to reduce the toxic effects of radiation on healthy tissues. Radioimmunotherapy may also become an important adjunctive therapy for treating certain solid cancers following surgery, radiation therapy or chemotherapy, in which instances it may be useful in eliminating circulating and other undetected malignant cells missed by primary tumor therapies. Attaching other compounds, such as chemotherapeutics or toxins, to antibodies may also become a significant treatment method for solid tumor types. Particularly, conjugated antibodies may be effective for targets that internalize the antibody and release the compound within the cell. Until released in the cell, the chemotherapeutic or toxin could be inactive, thereby potentially sparing healthy tissue.

Our Clinical and Preclinical Programs

     We acquired our expertise in antibody selection, modification and chemistry over the course of the development of our diagnostic imaging products. We have now focused this expertise on the development of monoclonal antibody-based therapeutics for the treatment of patients with cancer and other serious diseases. Each antibody we develop is intended to have the capacity to be used as a therapeutic agent and as a diagnostic imaging agent; in either case it will bind to the same target. Our diagnostic imaging capacity has aided us in developing and testing our therapeutic product candidates by providing clinical trial experience, particularly in targeting cancer with radiolabeled antibodies.

     Therapeutic Product Candidates

     We are currently evaluating several therapeutic product candidates for the treatment of various cancers. Each antibody alone has therapeutic potential and can also be attached to therapeutic radioisotopes (radiolabeled), chemotherapeutics or toxins to create unique and potentially more effective product candidates. The attachment of various compounds to the antibodies is intended to allow the delivery of these therapeutic agents to tumor sites more selectively than available radiation therapy or chemotherapeutic approaches. This treatment approach is designed to reduce the total exposure of the patient to the therapeutic agents, which potentially minimizes debilitating side effects. We are currently focused on potential therapeutics that are either naked antibodies or antibodies bound to radioisotopes, such as Yttrium-90, called Y-90, or Iodine-131, called I-131. All of our therapeutic product candidates are "humanized," with the portion of the antibody derived from mouse DNA sequences being less than about 10%.

     We currently have six product candidates in clinical development: epratuzumab, epratuzumab-Y-90, labetuzumab (CEA-Cide), labetuzumab -Y-90, labetuzumab -I-131 and AFP-Cide-Y-90, as well as five product candidates in preclinical development: our humanized CD20 antibody (hCD20), ProstaCide, MelanomaCide, MyelomaCide and LeukoCide. We have licensed the further clinical development of our most advanced product candidate, the unlabeled form of epratuzumab, to Amgen for North America and Australia. We also have a broad pipeline of other product candidates that target other cancers and diseases.

     The table below summarizes the status of our current therapeutic product candidates:

--------------------------- -------------------------------- -------------------------- ---------------------------
Product Candidate           Target                           Status                     Marketing Rights
-----------------           ------                           ------                     ----------------

epratuzumab (unlabeled)     Non-Hodgkin's lymphoma           Phase II and Phase III     Amgen
                                                             clinical trials            (North America & Australia)
                                                                                        Immunomedics
                                                                                        (all remaining countries)
epratuzumab-Y-90            Non-Hodgkin's B-cell lymphomas   Phase I/II clinical        Immunomedics
                                                             trials
Labetuzumab                 Colorectal and breast cancer     Phase I clinical trials    Immunomedics
(CEA-Cide)
labetuzumab-Y-90            Colorectal and pancreatic        Phase I/II clinical        Immunomedics
                            cancer                           trials
labetuzumab -I-131          Metastatic colorectal cancer     Phase II clinical trials   Immunomedics
AFP-Cide                    Liver cancer                     Phase I/II clinical        Immunomedics
                                                             trials
hCD20 antibody              Non-Hodgkin's lymphoma           Preclinical                Immunomedics
ProstaCide                  Prostate cancer                  Preclinical                Immunomedics
MelanomaCide                Malignant melanoma               Preclinical                Immunomedics
MyelomaCide                 Multiple myeloma                 Preclinical                Immunomedics
LeukoCide                   Myeloid leukemia                 Preclinical                Immunomedics
--------------------------- -------------------------------- -------------------------- ---------------------------

     Epratuzumab and Epratuzumab-Y-90

     Our most advanced therapeutic product candidate, epratuzumab, is a humanized antibody which targets an antigen, known as the CD22 marker, which is found on the surface of a certain class of lymphocytes, a type of white blood cell. This antibody also binds to the malignant forms of these cells, which comprise non-Hodgkin's B-cell lymphoma and certain lymphocytic leukemias. The initial 115 patient Phase I/II trials of unlabeled epratuzumab demonstrated good safety, tolerability and antitumor activity.

     On December 17, 2000, we entered into a Development and License Agreement with Amgen to license this antibody in its unlabeled form in North America and Australia. Under this agreement, Amgen has undertaken the final clinical development, manufacture and commercialization of epratuzumab for these markets. We have retained the right to continue the clinical development of epratuzumab in the remaining markets, as well as the right to the clinical development of epratuzumab-Y-90 and other versions of the antibody where a radioisotope has been attached. Currently, Amgen is conducting Phase III trials in low-grade, non-Hodgkin's lymphoma patients who have failed chemotherapy or Rituxan therapy, which Amgen assumed as part of its agreement with us. Amgen is also conducting Phase II trials to evaluate the safety and activity of epratuzumab combined with Rituxan, both at their full doses, for the treatment of similar non-Hodgkin's lymphoma patients, in order to determine if the combination has any advantages over the use of Rituxan alone.

      Amgen has released interim results of this Phase II combination trial These data suggest that epratuzumab may have a beneficial effect when used in combination with Rituxan, without altering the safety profile of Rituxan. The trial included a total of 19 evaluable patients: 15 indolent (low grade) and 4 aggressive non-Hodgkin's lymphoma patients. In the indolent population, 67% of patients, or 10 out of 15, responded as measured by standard criteria. However, 9 out of the 10 responding indolent patients fell into the complete response category. Three of the four evaluable aggressive non-Hodgkin's lymphoma patients showed an objective response, with two constituting a complete response. No serious drug-related adverse events were observed. This combination trial together with other supportive trials, such as the Phase III trial and other trials that are ongoing and planned, are part of the regulatory strategy for this product. We believe that the fastest track to obtain regulatory approval will be to focus on the combination trial strategy.

     We plan to continue clinical development and commercialization of epratuzumab and epratuzumab-Y-90, either alone or with a partner, to the full extent permitted by our agreement with Amgen. We have been evaluating epratuzumab-Y-90 in a Phase I/II clinical trial being conducted in the United States and Europe. This clinical trial is examining the safety and efficacy of epratuzumab-Y-90 in patients with indolent or aggressive non-Hodgkin's lymphoma who have had a relapse of disease following standard chemotherapy. We are encouraged by the initial results of this trial and we are in the process of expanding these studies.

     Labetuzumab, labetuzumab-Y-90 and labetuzumab-I-131

     We are developing a solid tumor therapeutic product candidate that targets an antigen known as carcinoembryonic antigen, or CEA. The CEA antigen is abundant at the site of virtually all cancers of the colon and rectum and is associated with many other solid tumors. Labetuzumab is in clinical testing, both in an unlabeled form and as a radiolabeled antibody. The unlabeled form is being tested in a Phase I dose-escalation trial in patients with colorectal or breast cancers. A Phase II trial is in progress in Europe for labetuzumab-I-131 in patients with proven or suspected metastatic colorectal cancer who failed chemotherapy. We believe that the initial results are encouraging, which stimulated us to design a new trial for labetuzumab-Y-90 that uses the more potent radioisotope, Yttrium-90. This Phase I/II trial with labetuzumab-Y-90 is ongoing in the United States in patients with advanced colorectal and pancreatic cancers and is being expanded to investigational sites in Europe.

     Other Therapeutic Product Candidates

     We are beginning the clinical evaluation of a new humanized antibody, called AFP-Cide-Y-90, for the treatment of primary liver cancer. An Investigational New Drug application, or IND, for AFP-Cide to be studied in a Phase I trial in patients with advanced primary liver cancer has been approved by the FDA. The AFP-Cide antibody binds to an antigen known as alpha-fetoprotein, which is commonly produced by primary liver tumors. The complementary diagnostic product, AFP-Scan, has been studied in Phase II trials involving patients with primary liver cancer, as well as certain testicular and ovarian germ-cell cancers, and has shown targeting of these cancers. We expect to begin a Phase I trial to evaluate this antibody in a radiolabeled form in late 2002. We plan to submit an IND for the clinical evaluation of our humanized CD20 antibody for therapy of non-Hodgkin's lymphoma in late 2002. In addition to these product candidates, our other product candidates in preclinical development include MyelomaCide for the treatment of multiple myeloma,
MelanomaCide for the treatment of malignant melanoma, ProstaCide for the treatment of prostate cancer and LeukoCide for the treatment of myeloid leukemia.

     Diagnostic Imaging Products


     We believe that the development of diagnostic imaging products that can complement our therapeutic pipeline will provide us with the means of diagnosing and staging disease as well as following its progress. Our imaging products allow localization of disease-specific antigens within the body using an antibody fragment bound to technetium-99m, which can be visualized by standard nuclear medicine cameras to reveal the presence, location and approximate size of the disease sites. We are considering several options for the continued development of some of our imaging products, including partnering, in order to allow us to focus on the development of our therapeutic product candidates.

     Two of our diagnostic imaging products, CEA-Scan and LeukoScan, are already being marketed and we hope to bring three additional products to market over the next several years. We currently have two product candidates in clinical development, LymphoScan and AFP-Scan, and three product candidates in preclinical development, ProstaScan, MelanomaScan, and MyelomaScan.

     The table below summarizes the status of our diagnostic imaging products:

------------------------- ------------------------------------ -------------------------- ---------------------
Product Candidate         Target                               Status                     Marketing Rights
-----------------         ------                               ------                     ----------------

CEA-Scan                  Colorectal cancer                    Approved for sale in the   Immunomedics
                                                               United States and Europe
LeukoScan                 Osteomyelitis                        Approved for sale in       Immunomedics
                                                               Europe
LymphoScan                Non-Hodgkin's B-cell lymphomas       Phase III clinical trials  Immunomedics

AFP-Scan                  Liver cancer                         Phase II clinical trials   Immunomedics

ProstaScan                Prostate cancer                      Preclinical                Immunomedics

MelanomaScan              Malignant melanoma                   Preclinical                Immunomedics

MyelomaScan               Multiple myeloma                     Preclinical                Immunomedics

------------------------- ------------------------------------ -------------------------- ---------------------

     CEA-Scan

     The mouse monoclonal anti-CEA antibody fragment in CEA-Scan is the diagnostic counterpart to labetuzumab, our humanized antibody-based therapeutic product. It is directed against CEA, which is an antigen associated with virtually all cancers of the colon and rectum as well as many other cancers. We have already received approval from the applicable regulatory agencies in the United States, the European Union, Canada and certain other countries to market and sell CEA-Scan. We are conducting Phase IV clinical trials in the United States to evaluate this product for repeated administration in colorectal cancer patients. We have also been performing Phase II and Phase III clinical trials in the United States using CEA-Scan for imaging lung cancer and breast cancer, respectively. In addition, we are continuing our efforts to evaluate a hand-held radiation-detecting probe that utilizes CEA-Scan technology to detect tumor cells during colorectal cancer surgery. We are conducting a Phase-I trial for this indication in the United States, following successful published results from Europe using this technology with our product.

     LeukoScan

     LeukoScan uses a mouse monoclonal antibody fragment that seeks out and binds to a type of white blood cell known as a granulocyte. These cells are associated with a potentially wide range of infectious and inflammatory diseases. We have received regulatory approval to market and sell LeukoScan for the detection and diagnosis of bone infection (osteomyelitis) in long bones and in diabetic foot ulcer patients in the European Union and Australia. In addition, we have filed an application with the FDA and the comparable regulatory agency in Canada for approval to market LeukoScan for osteomyelitis as well as for acute, atypical appendicitis. The FDA has advised us that our data are still not sufficient to support approval for these indications, and we are considering whether or not to pursue approval for this indication in the United States at this time. However, we are optimistic that LeukoScan will be approved in other geographic areas, such as Canada, although we cannot be certain about timing or if any indications will be approved.

     Other Diagnostic Product Candidates

     We have been conducting clinical trials on two other diagnostic imaging products, LymphoScan and AFP-Scan. LymphoScan is being evaluated in a Phase III trial for detecting non-Hodgkin's lymphoma in patients with possible residual disease following chemotherapy. AFP-Scan has been undergoing a Phase II trial for the detection of primary liver cancers. We are also in preclinical development with ProstaScan for the detection of prostate cancer, MelanomaScan for the detection of malignant melanoma, and MyelomaScan for the detection of multiple myeloma.

     Research Programs

     We invest heavily in our research programs and incurred approximately $14,202,000, $10,264,000 and $8,670,000, in total research and development expense during our fiscal years ended June 30, 2002, 2001 and 2000, respectively. The following is a brief summary of our principal research programs as of June 30, 2002.

     Antibody Engineering

     A major obstacle in the field of monoclonal antibody therapy has been the patient's immune response to mouse-derived antibodies, making repeated use of such products impracticable. We have made significant progress in humanizing certain mouse antibodies (i.e., replacing certain components of a mouse antibody with human antibody components), and with respect thereto we have licensed certain technology from a third party. Moreover, using the techniques of molecular biology, our scientists have re-engineered the humanized antibodies with improved characteristics, such as favorable pharmacokinetic properties and increased radionuclide and drug loading capacities.

     During the fiscal year ended June 30, 2002, we, in collaboration with other investigators, continued to demonstrate successful targeting in patients with our humanized monoclonal antibodies (hMN-14 and hLL2) against the CEA cancer marker and non-Hodgkin's B-cell lymphoma, respectively, as compared to the murine counterparts. The anticancer humanized antibodies are about 95% human and have shown good uptake in the patients' tumors. We are now focusing on the study of these humanized monoclonal antibodies unlabeled and labeled with Yttrium-90 in patients with the appropriate target tumors.

     Other Antibody-Directed Therapy Approaches

     In March 1999, we entered into a joint venture with Beckman Coulter, Inc. through the formation of a limited liability company named IBC Pharmaceuticals, LLC. The goal of IBC was and remains the development of novel cancer radiotherapeutics using pre-targeting with bi-specific antibodies. Bi-specific antibodies are able to bind both a cancer antigen as well as a small molecule to which a radioisotope can be attached. Initially, the bi-specific antibody is injected and allowed to bind to its specific antigen on the tumor and then the therapeutic isotope attached to the small molecule is administered to the patient. The small molecule then binds to the antibody, thereby attaching the therapeutic agent to the target. Pre-targeting allows many of the small molecules as well as the therapeutic agent that are not bound to the bi-specific antibody to be rapidly cleared from the patient's blood and tissue. After promising results from animal studies on this technology, we are conducting preliminary clinical studies in France using Iodine-131 as the therapeutic agent and a bi-specific antibody having our humanized anti-CEA antibody. In May 2002, we acquired all of the Class A membership interests owned by Beckman Coulter in exchange for shares of our common stock and warrants. In June, 2002, we reorganized IBC into a corporation that is now one of our majority-owned subsidiaries. See Item 13, "Certain Relationships and Related Transactions."

     We are continuing work on selective coupling of therapeutic site-specific agents onto engineered carbohydrate residues on antibody fragments. The proprietary antibody constructs offer the advantage of loading multiple therapeutic moieties onto antibodies at a particular site and in a manner that is known not to interfere with antigen binding. We are also continuing to investigate "pre-targeting"on our own and through IBC using bi-specific antibodies. In the pre-targeting technique, an antibody is administered first and then followed by a separate radionuclide or therapeutic drug administration. Secondary recognition groups are attached, one to the targeting antibody and the other to the radionuclide or therapeutic drug, such that the radionuclide or drug is localized to the antibody pre-targeted to the tumor site. Using such methods in preclinical animal tumor models, target-to-blood uptake ratios of radionuclide or drug have been improved by orders of magnitude compared to the antibody radiolabeled in the conventional manner. The advantage of markedly increased target-to-blood ratios is somewhat offset by the greater complexity involved in multiple administration and timing of reagents.

     Peptides

     During fiscal 2002, we continued to improve our proprietary methods for technetium-99m radiolabeling of peptides, which were originally developed in 1996, to clinical-scale levels using single-vial kits. These automated synthetic methods will be generally applicable to the preparation of radioconjugates of other diverse chelate-peptides, and will enable rapid evaluation of different peptide-receptor systems directly with peptide analogs labeled with technetium-99m, the optimum imaging radionuclide. This technology has been applied to the preparation of analogs of somatostatin and has demonstrated reagent utility in pre-clinical in vivo models. In related work, similar synthetic methods have also been used to prepare chelate-peptide conjugates that can be radiolabeled with Indium-111 and Yttrium-90 which is being applied to the bi-specific pre-targeting technology that is developing through IBC.

     Intraoperative Cancer Detection

     We have been developing intraoperative cancer detection applications with CEA-Scan, utilizing hand-held, radiation-detecting probes. Surgeons have successfully used CEA-Scan in this way within 48 hours of its injection and external imaging and detection internally. We have remained in contact with these surgeons, one of whom reported to the Society of Surgical Oncology on a prospective study of CEA-Scan detection and probe-guided surgery in 20 patients. That study concluded that the probe and CEA-Scan provided useful new information in 7 of 20 patients, encouraging more aggressive operative intervention and postoperative care, including chemotherapy. We are conducting a Phase IV clinical trial evaluating CEA-Scan used in conjunction with an intraoperative probe in patients undergoing surgery for colorectal cancer. A U.S. patent was issued in 1990 to us for this as well as other laser and endoscopic applications. In March 2000, we were awarded a U.S. patent covering the use of very small portions of antibodies that bind to certain diseased tissues allowing for improved intraoperative, intravascular and endoscopic detection.

Patents and Proprietary Rights

     We actively seek patent protection, both in the United States and abroad, for our proprietary technologies. As a result, today we enjoy a broad and diverse patent portfolio, consisting at June 30, 2002 of approximately 80 issued United States patents (six of our earliest patents have now expired), and 233 issued foreign patents, with 61 United States patent applications pending, of which two have been allowed, and 240 foreign patent applications pending. Included in the foregoing is one United States patent and foreign counterparts, to which we have a right pursuant to an exclusive license granted by Dr. Goldenberg. We also have certain rights with respect to patents and patent applications owned by CMMI, by virtue of a license agreement between us and CMMI. In addition, we have certain rights with respect to patents and patent applications assigned solely to NIH or jointly to NIH and us, as well as with respect to certain patent applications assigned to the University of Massachusetts. We also recently acquired rights to patents and patent applications assigned or licensed to IBC by virtue of our acquisition of a controlling interest in IBC. See Item 13, "Certain Relationships and Related Transactions."

     During the fiscal year ended June 30, 2002, we were issued 11 United States patents and 20 foreign patents (3 in Australia, 3 in Canada, 2 in Ireland, 2 in Israel, 1 in Singapore, 1 from the European Patent Office which was validated in Australia, Germany, France, United Kingdom, Denmark, Spain, Italy, Netherlands and Sweden).

     We have entered into patent license agreements with non-affiliated companies, pursuant to which we granted to the licensee, for an initial non-refundable fee plus royalties, a non-exclusive license under our patents to manufacture and sell certain diagnostic and cancer imaging products. Further, we have sought to enter into patent license agreements with companies that may be developing or marketing products that could infringe on one or more of the patents that we own or have licensed. In certain situations, companies have declined to enter into license agreements with us and have raised questions as to the scope and validity of certain of our patents. Discussions are continuing with these companies and we intend to vigorously protect and enforce our patent rights. Although there can be no assurances as to the outcome of any patent disputes, we believe that our patents are valid and will be upheld if challenged.

     In July 1998, we signed a license agreement with Dako A/B to our worldwide patents for specific anti-CEA monoclonal antibodies, which Dako markets for in vitro use. In June 2002, we granted a non-exclusive license to Daiichi Pure Chemicals Co. under these patents, which included an up-front payment of $825,300 and additional future royalty payments. We are engaged in active discussions with other companies that may be using our patented technology without our approval in current products or products now in development or clinical testing.

     The mark "IMMUNOMEDICS" is registered in the United States and 36 foreign countries and a European Community Trademark has been granted. Our logo also is registered in the United States and in 2 foreign countries. The mark "IMMUSTRIP" is registered in the United States and Canada. The mark "CEA-SCAN" is registered in the United States and 21 foreign countries, and a European Community Trademark has been granted. The mark "LEUKOSCAN" is registered in the United States and 11 foreign countries, and a European Community Trademark has been granted. The mark "LYMPHOSCAN" is registered in the United States and 9 foreign countries, and a European Community Trademark has been granted. The mark "CEA-CIDE" is registered in the United States and 14 foreign countries, and a European Community Trademark has been granted. The mark "LYMPHOCIDE" is registered in the United States, and a European Community Trademark has been granted. In addition, we have applied for registration in the United States for several other trademarks for use on products now in development or testing, and for corresponding foreign and/or European Community Trademarks for certain of those marks.

Strategic Partnering and Relationships

     Amgen

     We have licensed the final clinical development, manufacturing and commercialization of our lead therapeutic product candidate, epratuzumab, to Amgen for the treatment of non-Hodgkin's lymphoma or other diseases in North America and Australia. We have retained the right to continue the clinical development of epratuzumab in all remaining markets as well as the right to the clinical development of epratuzumab-Y-90 and other versions of the antibody where a radioisotope has been attached. However, Amgen has certain rights to second-generation CD22-antibody-based therapeutics in exchange for pre-determined milestone, royalty, and sales-bonus payments. These rights are also limited to North America and Australia. In exchange for granting this license, we received an upfront payment of $18.0 million from Amgen on February 1, 2001. This agreement also provides that we may receive additional milestone payments totaling up to $65.0 million depending on the progress of the product candidate's development. In addition, we are entitled to receive royalties under this agreement on any future net sales of epratuzumab by Amgen and may also receive one-time sales milestone payments. Additional compensation would be payable to us under the agreement for each second-generation product developed by Amgen, if any, using the licensed antibody in any such product.

     Other Collaborations

     We conduct research on a number of our programs in collaboration with a not-for-profit organization called The Center for Molecular Medicine and Immunology, or CMMI, and its clinical unit, the Garden State Cancer Center. CMMI performs contracted pilot and pre-clinical trials in scientific areas of importance to us and also conducts basic research and pre-clinical evaluations in a number of areas of potential interest to us. Dr. David Goldenberg, our Chairman of the Board and Chief Scientific Officer, is the President and a Trustee of CMMI.

     In addition, we had entered into a joint research project with the National Cancer Institute, or NCI. Through this project we were funding the development of a new class of biological immunotoxins that can destroy RNA that could be attached to our antibodies. We contributed the antibody, epratuzumab, as well as certain of our other antibodies, to this program, as well as research funding, and NCI contributed the enzyme and other technologies. The independent development of this product candidate is subject to certain rights held by Amgen under the license agreement. This research program was terminated in July, 2002.

     We also collaborate with numerous other academic and research centers. Our academic collaborators have included such institutions as the University of Nijmegen, The Netherlands; INSERM, Nantes, France; University of Goettingen, Germany; University of Marburg, Germany; New York Presbyterian Hospital - Cornell Medical College; University of Massachusetts; and Peter Bent Brigham Hospital-Harvard Medical School. We believe these ongoing research efforts will identify new and improved products and techniques for diagnosing and treating various cancers and infectious diseases.

Government Regulation

     The manufacture and marketing of pharmaceutical or biological products requires approval of the FDA and comparable agencies in foreign countries and, to a lesser extent, state regulatory authorities. In the United States, the regulatory approval process for antibody-based products, which are considered biological products under FDA regulations, is similar to that for other new pharmaceuticals for human use. The FDA regulates the preclinical and clinical testing, manufacturing, recordkeeping and marketing of pharmaceutical products. Noncompliance with applicable regulations can result in refusal of the FDA to approve product license applications or to allow us to enter into supply contracts, fines, recalls or seizure of products, total or partial suspension of production, and criminal prosecution. The FDA also has the authority to revoke previously granted product approvals.

     Manufacture of a biological product must be in a facility approved by the FDA for such product. The manufacture, storage and distribution of both biological and non-biological drugs must be in compliance with FDA's current Good Manufacturing Practices. Manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance with those requirements. The labeling, advertising and promotion of pharmaceutical or biological products must be in compliance with FDA regulatory requirements. Any failures, or new information reflecting on the safety and effectiveness of the drug that comes to light after approval, can also lead to FDA withdrawal of approval to market the product.

     We generally seek to have our product candidates designated as "Orphan Drugs" by the FDA under the Orphan Drug Act of 1983, when applicable. The Orphan Drug Act provides incentives to manufacturers to develop and market products to treat rare diseases, i.e., diseases affecting fewer than 200,000 persons in the United States. We have received Orphan Drug designation for, among others, AFP-Scan, LymphoScan and LymphoCide, our liver and germ-cell imaging, lymphoma imaging and lymphoma therapeutic products, respectively, CEA-Scan for the diagnosis of medullary thyroid cancer and CEA-Cide for therapy of pancreatic, ovarian and lung cancers. A drug that receives Orphan Drug designation and is the first product to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States for that claim for the product.

     The drug approval process is similar in other countries and is also regulated by specific agencies in each geographic area. Approval by the FDA does not ensure approval in other countries. In addition, even if we can obtain drug approval in other countries, it may require considerable more time to obtain such approval in the United States.

     Our ability to commercialize our products successfully may also depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health programs, private health insurers and other third party payors.

     Our present and future business is also subject to regulation under state and federal law regarding work place safety, laboratory practices, the use and handling of radioisotopes, environmental protection and hazardous substance control and to other present and possible future local, federal and foreign regulations. We believe our operations comply, in all material respects, with all such applicable laws and regulations, and we are continuing our efforts to ensure ours full compliance with such laws and regulations.

Competition

     The biotechnology industry is highly competitive, particularly in the area of cancer diagnostic, imaging and therapeutic products. We are likely to encounter significant competition with respect to our proposed products currently under development. A number of companies which are engaged in the biotechnology field, and in particular the development of cancer diagnostic and therapeutic products, have financial, technical and marketing resources significantly greater than our own. Some companies with established positions in the pharmaceutical industry may be better equipped than us to develop, refine and market products based on technologies applied to the diagnosis and treatment of cancers and infectious diseases. We expect to face increasing competition from universities and other non-profit research institutions. These institutions carry out a significant amount of research and antibody-based technology, are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent and other proprietary rights, as well as licensing revenues.

     Our ability to compete in the future will depend, in part, on our ability to foster an environment in which multi-disciplinary teams work together to develop low-cost, well-defined processes and bring cost-beneficial products successfully through clinical testing and regulatory approval.

     We are pursuing an area of product development in which there is the potential for extensive technological innovation in relatively short periods of time. Our competitors may succeed in developing products that are safer or more effective than our own potential products. Rapid technological change or developments by others may result in our present products and potential products becoming obsolete or non-competitive. See "Factors That May Affect Our Business and Results of Operations" in Item 1 of this Annual Report.

Marketing, Sales and Distribution

     CEA-Scan is marketed and sold to physicians in the United States directly by our small internal sales force, which is focused on new customers in major medical centers. Our nuclear medicine technicians work with our sales force and provide technical support directly to customers. We also have agreements with third parties to market CEA-Scan and LeukoScan, that provide customer support and distribution of the products. To date we have retained all the marketing and distribution rights for LeukoScan.

     Our European operations are headquartered in Darmstadt, Germany. We have also established sales representation in most major European markets. We service other markets through the appointment of local organizations that provide sales and marketing support as well as local product redistribution. In October 2001, we entered into a Distribution Agreement with Logosys Logistik GmbH. Under this agreement, Logosys packages and distributes LeukoScan and CEA-Scan in the European Union since January 2002.

Manufacturing

     To date, we have manufactured all the compounds used in our clinical trials and we currently manufacture CEA-Scan and LeukoScan for commercial use at our facility in Morris Plains, New Jersey. We currently manufacture epratuzumab for Amgen while they develop their own manufacturing capacity. We also perform antibody processing and purification of all our therapeutic product candidates at this facility.

     We  have  now  scaled-up  our  antibody   purification  and   fragmentation
manufacturing processes for our diagnostic imaging agents to permit us to produce commercial levels of product. Our manufacturing facility currently consists of four independent antibody-manufacturing suites, several support areas, and quality control laboratories. Start-up validation and inspection of the facility were completed in December 1998. The Committee on Proprietary Medicinal Products of the European Commission approved the manufacturing facility and product manufacturing processes in May 1998. The FDA approved the facility and processes for CEA-Scan in December 1998.

     Certain end-stage portions of the manufacturing process for CEA-Scan and LeukoScan are performed under a manufacturing agreement by SP Pharmaceuticals, formerly the Oncology Division of Pharmacia & Upjohn. This arrangement will terminate in December, 2002. We are currently in the process of transferring our end-stage manufacturing processes to a new manufacturing source.

     We are currently engaged in expanding our on-site manufacturing facilities so that we can increase the amounts of epratuzumab and other candidate therapeutic products needed for current and future clinical trials. We anticipate that these new facilities and expanded capacity will be available by early 2003, and will contribute to stocking commercial quantities of epratuzumab that may be needed for product launch outside of North America and Australia. We anticipate that further expansion of our manufacturing resources will be necessary.

Employees

     As of September 24, 2002, we employed 94 persons on a full-time basis, 21 of whom were in research and development departments, 18 of whom were engaged in clinical research and regulatory affairs, 37 of whom were engaged in operations and manufacturing and quality control, and 18 of whom were engaged in finance, administration, sales and marketing. Of these employees, 32 hold M.D., Ph.D. or other advanced degrees. We believe that while we have been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel continues to be intense and there can be no assurance that we will continue to be able to attract and retain the professionals we will need to grow our business. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employees is excellent.

Corporate Information

     We were incorporated in Delaware in 1982. Our principal offices are located at 300 American Road, Morris Plains, New Jersey 07950. Our telephone number is
(973) 605-8200. In addition to our majority-owned subsidiary, IBC Pharmaceuticals, Inc., we also have two foreign subsidiaries, Immunomedics B.V. in The Netherlands and Immunomedics GmbH in Darmstadt, Germany, to assist us in managing sales and marketing efforts and coordinating clinical trials in Europe. Our world wide web address is www.immunomedics.com. We have not incorporated by reference into this Annual Report the information on our website, and you should not consider it to be a part of this document. Our web site address is included in this document as an inactive textual reference only.


Factors That May Affect Our Business and Results of Operations

Risks Relating to Our Business, Industry and Strategy

     We have a history of operating losses and may never become profitable.

     We have  received  only  limited  revenue  from the sale of our  first  two diagnostic imaging products, and have never received revenue from the commercialization of any therapeutic product. We have incurred significant operating losses since our formation in 1982 and have not earned a profit since that time. These operating losses and our failure to be profitable have been due mainly to the significant amount of money that we have spent on our research and development programs. As of June 30, 2002, we had an accumulated deficit of approximately $118.0 million. We expect to continue to experience significant operating losses as we attempt to develop and commercialize our product candidates. If we fail in our attempts to develop successful therapeutic products, it is likely that we would never achieve significant revenues or become profitable, either of which would seriously jeopardize our ability to continue as a going concern.

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

     In order to obtain the regulatory approvals necessary for the successful commercialization of our product candidates, we will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of each product candidate to the satisfaction of the FDA and applicable foreign regulatory authorities. Even once we begin clinical trials for a new diagnostic or therapeutic product, it can take many years to receive the required regulatory approval to commercialize that product and begin to market it to the public. In addition, each stage of clinical development is generally more costly than the prior stage, and we may need to expend substantial resources on a product candidate only to determine that it cannot be successfully commercialized. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of diagnostic and therapeutic products. The expensive and lengthy process of obtaining these approvals, and the maintenance of compliance with applicable statutes and regulations, will require us to expend substantial financial resources and management time.

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

     If we were not able to successfully develop a market for our current and future products, our ability to continue as a going concern would be severely jeopardized despite any scientific accomplishments we may have achieved.

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

     We have licensed our most advanced therapeutic compound, epratuzumab, to Amgen in North America and Australia. As a result, Amgen is solely responsible, and we are depending upon it, for completing the clinical development of epratuzumab, obtaining all necessary regulatory approvals, and then commercializing and manufacturing the compound for sale in these markets. If Amgen does not fully perform its responsibilities under our agreement, or if the ongoing clinical trials being conducted by Amgen are not successful or are terminated by Amgen for any other reason, our ability to commercialize this product candidate in the future, as well as other product candidates we have in development which are closely related to epratuzumab, would be severely jeopardized. In such event, it is likely we would never receive any of the milestone payments or royalties that we are eligible to receive under our agreement with Amgen, and our ability to fund the development and testing of our other product candidates would be adversely affected.

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

     o thecost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;


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

     Certain of our affiliates, including members of our senior management and Board of Directors and their respective affiliates, have relationships and agreements both with us as well as among themselves that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Scientific Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, and certain companies with which we do business, including the Center for Molecular Medicine and Immunology, or CMMI, and IBC Pharmaceuticals, Inc.

     For example, Dr. Goldenberg is the founder, President and a member of the Board of Trustees of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. Dr. Goldenberg's employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have responsibilities to both CMMI and us. As a result, the potential for both real and perceived conflicts of interest exists, and disputes could arise over the allocation of research projects and ownership of intellectual property rights. In addition, in the event that we become involved in stockholder litigation regarding these potential conflicts, we might be required to devote significant resources and management time defending the company from these claims, which could adversely affect our results of operations. See "Certain Relationships and Related Transactions" in
Item 13 of this Annual Report.

     If we cannot successfully and efficiently manufacture the compounds that make up our products and product candidates, our ability to sell products and conduct clinical trials will be impaired.

     Our ability to supply the demand for our existing diagnostic products, as well as conduct pre-clinical and clinical research and development programs, depends, in part, on our ability, or that of our partners, to manufacture our proprietary compounds in accordance with FDA and other regulatory requirements. We have no experience in manufacturing these compounds in significant quantities, and we may not be able to do so in the quantities and with the degree of purity that is required. We currently rely on our manufacturing facilities in New Jersey, and the technical staff working there, for substantially all of our manufacturing needs. Any interruption in manufacturing at this site, whether by natural acts or otherwise, would significantly and adversely affect our operations, and delay our research and development programs. We have encountered manufacturing difficulties in the past, and it is possible that we will encounter similar difficulties in the future. In addition, we may also have difficulties from time to time obtaining the raw materials necessary in the manufacturing process.

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

     Our dependence upon third parties for the manufacture of proprietary compounds may have the effect of increasing our costs while also limiting our ability to develop and deliver these compounds on a timely basis. For example, if we contract with a third party for the development and production of certain humanized antibodies and this party does not perform according to our expectations, our ability to complete the development and commercialization of these product candidates will be adversely affected. In addition, we currently rely on third parties to supply raw materials and to perform certain end-stage portions of the manufacturing process for our diagnostic imaging products, CEA-Scan and LeukoScan. We do not currently have the resources necessary to perform these processes, and if our third party suppliers were to become unwilling or unable to do so for any reason, we would be unable to deliver these products to customers until we entered into an agreement with another qualified manufacturer. This could cause substantial delays in customer deliveries and adversely affect our results of operations.

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

     The successful development of diagnostic and therapeutic products frequently requires the application of multiple technologies that may be subject to the patent or other intellectual property rights of third parties. Although we believe it is likely we will need to license technologies and processes from third parties in the ordinary course of our business, we are not currently aware of any material conflict involving our technologies and processes with any valid patents or other intellectual property rights owned or licensed by others. In the event that a third party were to claim such a conflict existed, they could sue us for damages as well as seek to prevent us from commercializing our product candidates. It is possible that a third party could successfully claim that our products infringe on their intellectual property rights. Uncertainties resulting from the litigation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Any patent litigation or other proceeding, even if resolved in our favor, would require significant financial resources and management time. Some of our competitors may be able to sustain these costs more effectively than we can because of their substantially greater financial and managerial resources. If a patent litigation or other proceeding is resolved unfavorably to us, we may be enjoined from manufacturing or selling our products without a license from the other party, in addition to being held liable for significant damages. We may not be able to obtain any such license on commercially acceptable terms, if at all.

     Our ability to continue to sell one of our existing products and successfully commercialize a number of our product candidates will suffer if we are unsuccessful in defending our European patents involving CEA antibodies.

     We have been involved in patent litigation with F. Hoffmann-LaRoche since 1996 concerning the validity of our European patents covering the proprietary antibody we use in CEA-Scan, our cancer imaging product, and labetuzumab, our cancer therapy product candidate. These patents also cover the use of certain highly specific anti-CEA antibodies that we believe have a number of other therapeutic uses. We believe that Hoffman-LaRoche has infringed our patents, and they have responded by seeking to nullify the patents in question. If we are unsuccessful in these proceedings, our ability to execute our business plan could be materially and adversely affected.

     If we were unable to keep our trade secrets confidential, our technologies and other proprietary information may be used by others to compete against us.

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

     The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology products. In recent years there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including IDEC Pharmaceuticals, Genentech, Glaxo SmithKline, Ligand Pharmaceuticals, Millennium Pharmaceuticals, Amersham Health, Protein Design Laboratories, Schering AG and Corixa Corporation, are engaged in the development of diagnostic and therapeutic oncology products. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies.

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

     We have not received approval from the FDA to sell our LeukoScan diagnostic imaging product in the United States, and it remains unclear if we will ever obtain such approval. In addition, the FDA could impose conditions on its approval that could significantly affect the commercial viability of the product. The FDA could also require us to undertake additional clinical studies or otherwise expend additional funds before granting approval, and we could determine not to pursue our application any further at that time. If we do not receive approval to market and sell LeukoScan in the United States, our results of operations and financial condition could be adversely affected.

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

     The use of our compounds in clinical trials and any future sale exposes us to liability claims that could be substantial. These claims might be made directly by healthcare providers, medical personnel, patients, consumers, pharmaceutical companies and others selling or distributing our compounds. While we currently have product liability insurance that we consider adequate for our current needs, we may not be able to continue to obtain comparable insurance in the future at an acceptable cost, if at all. If for any reason we cannot maintain our existing or comparable liability insurance, our ability to clinically test and market products could be significantly impaired. Moreover, the amount and scope of our insurance coverage, as well as the indemnification arrangements with third parties upon which we rely, may be inadequate to protect us in the event of a successful product liability claim. Any successful claim in excess of our insurance coverage could materially and adversely affect our financial condition and operating results.

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

     Over the past two years, there have been dramatic changes in economic conditions and the general business climate has been negatively impacted. Indices of the United States stock markets have fallen precipitously, and consumer confidence has waned. Compounding the general unease about the current business climate is the still unknown economic and political impact of the September 11, 2001 terrorist attacks, hostilities in Afghanistan and the possibility of further conflict with Iraq. We are unable to predict how any of these factors may affect our business.

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

     From time to time, stock market analysts publish research reports or otherwise comment upon our business and future prospects. Due to a number of factors, we may fail to meet the expectations of securities analysts or investors and our stock price would likely decline as a result. These factors include:

     o announcements by us, our partners or our competitors of clinical results, technological innovations, product sales, new products or product candidates and product development timelines;

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

     As of June 30, 2002, Dr. Goldenberg, our Chairman and Chief Scientific Officer, controlled the right to vote approximately 17.7% of our common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

     A significant number of our shares are eligible for resale that may lower the market price of our common stock and impair our ability to raise new funds.

     As of June 30, 2002, we had 49,877,443 shares of common stock outstanding, 9,240,972 of which were held by our directors and executive officers. These shares may be resold within the limitations imposed by Rule 144 under the Securities Act. As of June 30, 2002, there were an additional 3,174,250 shares issuable upon the exercise of stock options, of which 1,399,625 were exercisable and 204,000 shares issuable upon the exercise of warrants. Sales of substantial amounts of shares of our common stock, or the mere prospect that those sales will occur, could cause the market price of our common stock to decline. Those sales might make it more difficult for us to sell equity and equity-related securities in the future at a time and price that we consider appropriate.

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

Item 2 -- Properties

     Our headquarters is located at 300 American Road, Morris Plains, New Jersey, where we lease approximately 74,000 square feet of commercial office space. In November 2001, we renewed the lease for an additional term of twenty years expiring in October 2021 at a base annual rate of $545,000, which rate is fixed for the first five years and increases thereafter every five years. The November 2001 renewal includes an additional 15,000 square feet of space. Our manufacturing, regulatory, medical, research and development laboratories, and our finance, marketing and executive offices are currently located in this facility. We have also completed the construction and equipping of a 7,500 square-foot commercial-scale manufacturing facility within our Morris Plains headquarters, which consists of four independent antibody manufacturing suites, several support areas, and a QC laboratory. See Item 1, "Manufacturing." In addition, our European subsidiary, Immunomedics GmbH, leases executive office space in Darmstadt, Germany.

Item 3 -- Legal Proceedings

     In November 1996, we brought suit in The Netherlands against F. Hoffmann-LaRoche and its Roche Diagnostics subsidiary and European affiliates for infringement of our European patent covering specific anti-CEA antibodies, which Roche is using in its CEA immunoassay. The suit sought an injunction against the sale of CEA immunoassays by Roche that infringe our European patents, as well as damages for past infringement. Roche denied infringement and countered with nullity actions in The Netherlands and Germany, seeking to invalidate our Dutch and German patents. A trial was held before the Patent Court in The Hague on August 8, 1997, resulting in dismissal of the action. We have appealed. A trial on the Dutch nullity action was held before the Patent Court in The Hague on June 5, 1998, resulting in dismissal of that action and maintenance of all claims of our patent. Roche has appealed. A trial on the German nullity action was held in Munich on December 9, 1998, resulting in maintenance of the patent in amended form that continues to protect our products and which we believe is still infringed by Roche's immunoassays. Roche did not appeal. The appeals of the Dutch infringement and nullity actions were heard concurrently on March 2, 2000. A decision, although originally set for September 7, 2000, was rendered on February 15, 2001, and then only a partial decision. The validity of the patent, with claims amended as they were in the German action, was upheld and the jurisdiction of the Dutch Court to issue a cross-border injunction was upheld. The Dutch Appeals court's decision finally was rendered on July 19, 2002, holding that Roche infringed the patent and that the decision could be enforced in all countries named in the suit, contingent upon posting of a bond in the amount of Euro 2 million. Roche has appealed the holdings of the Appeals Court to the Dutch Supreme Court. Each side has submitted pleadings to the Supreme Court in this appeal. Our patent counsel believes that the patents are valid and infringed, and that an unfavorable outcome is unlikely, although no assurances can be given in this regard. To the extent that Roche contests or challenges our patents, or files appeals or further nullity actions, there can be no assurance that significant costs for defending such patents may not be incurred.

     We have also sued Cytogen, Inc. and C.R. Bard, Inc. for infringement of our licensed patent by Cytogen's sale of its "Prostascint" prostate cancer-imaging product. The complaint was filed in New Jersey on February 23, 2000 and served on March 20, 2000 after two unsuccessful attempts at settlement. The suit was bifurcated and damages were separated. Discovery was completed on the liability issues. A Markman hearing was held for the purpose of determining the scope and interpretation of the claims, following which each side submitted motions for summary judgment, all of which have now been denied. Although we believe that our patent is valid and infringed, there can be no assurance that a judge will interpret the claims in our favor or that a jury will find infringement, or that we will not incur significant costs in pursuing the suit despite a negotiated fee arrangement with our patent counsel.

     From time to time we are a party to various claims and litigation arising in the normal course of business. We believe that the outcome of such claims and litigation will not have a material adverse effect on our financial position and results of operations.

Item 4 -- Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of securities holders during the fourth quarter of fiscal year 2002.

                                     PART II

Item 5 -- Market For Registrant's Common Stock and Related Stockholder Matters

     Our Common Stock is quoted on the Nasdaq National Market under the symbol "IMMU." The following table sets forth, for the last two fiscal years, the high and low sales prices for the Common Stock, as reported by the Nasdaq National Market.

     Fiscal Quarter Ended                          High             Low
     --------------------                          ----             ---
     September 30, 2000........................  $26.500          $15.313
     December 31, 2000.........................   26.375           16.000
     March 31, 2001............................   21.813            7.438
     June 30, 2001.............................   22.000            7.344

     September 30, 2001........................  $20.450          $ 8.650
     December 31, 2001.........................   24.840           11.550
     March 31, 2002............................   21.000           13.600
     June 30, 2002.............................   19.050            3.970

     As of September 26, 2002, there were approximately 681 stockholders of record of the Common Stock and, according to our estimates, approximately 15,434 beneficial owners of the Common Stock. We have not paid dividends to our Common Stock since inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

     Sale of Unregistered Securities

     On May 23, 2002, in consideration of Beckman Coulter, Inc. selling its membership interests in IBC Pharmaceuticals, LLC to us, we issued to Beckman Coulter (i) 138,900 shares of our Common Stock and (ii) a warrant to purchase up to an additional 150,000 shares of our Common Stock at an exercise price of $65.00 per share, exerciseable until the earlier of May 23, 2007 or a change in control of Immunomedics. See "IBC Pharmaceuticals" in Item 13 of this Annual Report. As the sale was made to one accredited purchaser, the Company relied on
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for the exemption from the registration requirements of the Securities Act. No person acted as an underwriter with respect to the transaction set forth above.

Item 6 -- Selected Financial Data


     The following table sets forth our consolidated financial data as of and for each of the five fiscal years ended June 30, 2002. The selected consolidated financial data as of and for each of the five years ended June 30, 2002 have been derived from our consolidated financial statements. The consolidated financial statements and the report thereon for the year ended June 30, 2002 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjuction with the consolidated financial statements (and notes thereon) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.




                                                            Fiscal year ended June 30,

                                               2002       2001       2000       1999      1998
                                               ----       ----       ----       ----      ----
                                                     (In thousands, except per share amounts)

 Revenues...................................$ 14,287   $  8,400   $  4,777   $  6,801   $  5,252
 Cost and expenses..........................  21,308     16,783     15,609     18,838     19,406
 Interest and other income..................   2,069      2,829      1,196        758      2,343
 Loss before income tax benefit.............  (4,952)    (5,554)    (9,636)   (11,279)   (11,811)
 Income tax benefit.........................   1,205        803         --         --         --
 Net loss...................................  (3,747)    (4,751)    (9,636)   (11,279)   (11,811)
 Preferred stock dividends..................      --         --        496        409         --
 Net loss allocable to common stockholders..  (3,747)    (4,751)   (10,132)   (11,688)   (11,811)
 Net loss per common share..................$  (0.08)  $  (0.10)  $  (0.23)  $  (0.31)   $ (0.32)
 Weighted average shares outstanding........  49,652     49,498     43,977     37,782     36,643
 Cash, cash equivalents and marketable
   securities...............................$ 44,788   $ 53,291   $ 40,866   $  9,422    $ 7,583
 Total assets...............................  54,951     59,657     48,026     16,959     14,942
 Long-term debt.............................      --         --         70        228         --
 Stockholders' equity(1)....................  41,096     41,441     44,096     12,455     10,526

(1) We have never paid cash dividends on our Common Stock.


Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Annual Report contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Annual Report, and they may also be made a part of this Annual Report by reference to other documents filed with the Securities and Exchange Commission, which is known as "incorporation by reference."

     Words such as "may," "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing systems; our ability to protect our proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally. Please also see the discussion of risks and uncertainties under "Factors That May Affect Our Business and Results of Operations" in Item 1 of this Annual Report.

     In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only of the date of this Annual Report or the date of the document incorporated by reference in this Annual Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to Immunomedics or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Overview

     We are a biopharmaceutical company focused on the development, manufacture and marketing of monoclonal antibody-based products for the detection and treatment of cancer and other serious diseases. Our most advanced therapeutic product candidate, epratuzumab, is a compound that binds to the malignant cells that comprise non-Hodgkin's B-cell lymphoma and certain other lymphocytic leukemias. In December 2000, we granted a license to Amgen to further develop and commercialize the unlabeled form of epratuzumab in North America and Australia. Amgen is currently evaluating this compound in Phase II and Phase III clinical trials for the treatment of patients with non-Hodgkin's lymphoma. We currently maintain all other rights to epratuzumab outside of the territories granted to Amgen, as well as all rights to the labeled versions of the compound worldwide. Accordingly, we are conducting clinical trials of the unlabeled and radiolabeled versions of the compound, epratuzumab and epratuzumab-Y-90, as well as clinically developing four other therapeutic product candidates. We intend to consider licensing some or all of the rights we possess in epratuzumab as well as our other product candidates in the future if the right opportunities arise.

     In addition to our therapeutic discoveries, our proprietary technologies have also enabled us to develop highly specific diagnostic imaging agents, one of which, CEA-Scan, has already been approved in the United States and the European Union, and is being marketed for the detection of colorectal cancers. Our second diagnostic product, LeukoScan has been approved in Europe and Australia and is being marketed for the detection of bone infections. These are the only products that we are currently licensed to market and sell and to date, we have received only limited revenues from the sale of these products. We are also developing new cancer therapeutic antibody technology involving the selective delivery of therapeutic agents through pre-targeting, in collaboration with our majority-owned subsidiary, IBC Pharmaceuticals, Inc.

     From inception in 1982 until June 30, 2002, we had an accumulated deficit of approximately $118,000,000 and have never earned a profit. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature, or source of which cannot be predicted), our losses will continue as we continue to conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years.

     The  development  and   commercialization  of  successful   diagnostic  and
therapeutic products is subject to numerous risks and uncertainties including, without limitation, the following:

     o the type of therapeutic or diagnostic compound under investigation and nature of the disease in connection with which the compound is being studied;

     o our ability, as well as the ability of our partners, to conduct and complete clinical trials on a timely basis;

     o the time required for us to comply with all applicable federal, state and foreign legal requirements, including, without limitation, our receipt of the necessary approvals of the U.S. Food and Drug Administration;

     o    the financial  resources available to us during any particular period;
          and

     o many other factors associated with the commercial development of therapeutic and diagnostic products outside of our control.


Research and Development

     As of June 30, 2002, we employed 46 professionals in our research and development departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs. We spent $14.2 million in the aggregate for the fiscal year ended June 30, 2002 on research and development operating expenses.

     In order to further support our research and development efforts, as well as prepare for future commercialization of our product candidates, we have contracted to expand our facilities at a total cost of approximately $6.3 million of which $3.7 million was spent through June 30, 2002. See "Liquidity and Capital Resources" below. Once this project is completed, we believe that our facilities, as expanded, will be adequate to support our research and development activities for at least the next two years without the need for any material capital expenditures.

     At any one time our scientists are engaged in the research and development of multiple diagnostic and therapeutic compounds. Because we do not track expenses on the basis of each individual compound under investigation, but rather aggregate research and development costs for accounting purposes, it is not possible for investors to analyze and compare the expenses associated with unsuccessful research and development efforts for any particular fiscal period, with those associated with compounds that are determined to be worthy of further development. This may make it more difficult for investors to evaluate our business and future prospects.

     Therapeutics

     Substantially all of our research and development efforts involve the use of monoclonal antibodies to treat cancer and other serious diseases in one of two ways. In the first, the antibodies are unlabeled, or "naked," and used to treat the disease directly. In the second, the antibodies are labeled, or conjugated, with radioisotopes, chemotherapeutic agents, toxins or other substances. In each case the antibodies first seek out, and then bind to a particular target such as a disease site or organ system.

     Epratuzumab

     The most advanced of our therapeutic compounds under development, epratuzumab, is a non-radioactive antibody that targets the CD22 receptor of B-cells and B-cell lymphomas. In 2000, Amgen purchased a license to epratuzumab covering the compound's further development and commercialization in North America and Australia. The license, for which Amgen paid us $18.0 million in cash and agreed to make additional milestone and royalty payments upon the achievement of certain future events, resulted in the transfer of responsibility to Amgen for the Phase II and Phase III clinical trials then being administered and paid for by us. Amgen is also responsible for any additional trials that may be necessary to obtain regulatory approvals from the U.S. Food and Drug Administration and other authorities within Amgen's licensed territory. Accordingly, apart from the obligation to manufacture epratuzumab for Amgen until such time as Amgen is able to manufacture its own inventories of the compound, we have no financial obligations with respect to the commercialization of epratuzumab in North America and Australia.

     While the clinical results to date have been encouraging, we are not able to determine when, if ever, epratuzumab will be approved for sale in the United States or anywhere else. Even if it is approved, there can be no assurance that it will be commercially successful or that we will ever receive any future milestone or royalty payments.

     Other Therapeutic Product Candidates

     At the time the Amgen license was granted, we retained all other rights to the compound, including the development rights to the unlabeled version of the compound outside of Amgen's licensed territory, as well as the rights to the different labeled versions of the compound in the United States and everywhere else. We are evaluating both the labeled and unlabeled versions of the compound in clinical trials at the present time. Clinical trials are also being conducted with humanized antibody to carcinoembryonic antigen (CEA) in patients with colorectal, pancreatic or breast cancers and clinical trials are beginning with a humanized antibody to alpha-fetoprotein (AFP) in patients with primary liver cancer. In addition, we have six other therapeutic product candidates in pre-clinical development. All of these product candidates remain at a very early stage of development and we do not anticipate seeking regulatory approval with respect to any particular candidate for at least the next two years.

     Diagnostics

     In 1998, we began to transition our focus away from the development of diagnostic imaging products in order to accelerate the development of our therapeutic product candidates. As a result, as of June 30, 2002 research and development into diagnostic product candidates was no longer a material portion of our business. We are evaluating several in vivo diagnostic imaging product candidates for the detection of various cancers and other diseases, although none of these is expected to be available for commercial sale for at least the next two years. These agents are being developed primarily to serve as companion products that may be used in conjunction with the therapeutic product candidates under development by us.

IBC Pharmaceuticals

     In 1999 we began conducting research involving the selective delivery of therapeutic agents to fight cancer as part of a collaboration with Beckman Coulter. Upon our formation of the joint venture, IBC Pharmaceuticals, LLC, we granted certain intellectual property to the venture, as did Beckman Coulter. We were then reimbursed for all of the research activities we conducted on the joint venture's behalf. For the fiscal years June 30, 2002, 2001 and 2000, we received reimbursements of $634,000, $418,000 and $348,000, respectively, from IBC with respect to these research activities.

     In the fourth quarter of fiscal year 2002 we were able to acquire all of the membership interests in the joint venture held by Beckman Coulter, giving us majority control of the business. IBC Pharmaceuticals, LLC, was then reorganized into IBC Pharmaceuticals, Inc., a Delaware corporation. We currently hold all of the outstanding shares of IBC Series A Preferred stock, representing approximately 73.26% of the total shares of voting stock outstanding. The transaction was accounted for as a step acquisition and we recorded an in-process research and development charge of $936,000 as discussed below. At June 30, 2002 IBC Pharmaceuticals, Inc. had cash and cash equivalents of $1.7 million. As a result of our majority interest in IBC Pharmaceuticals, we will now consolidate the operating results of IBC for all future periods.

Critical Accounting Policies

     In December 2001, the U.S. Securities and Exchange Commission issued a statement concerning certain views of the Commission regarding the appropriate amount of disclosure by publicly held companies with respect to their critical accounting policies. In particular, the Commission expressed its view that in order to enhance investor understanding of financial statements, companies should explain the effects of critical accounting policies as they are applied, the judgments made in the application of these policies, and the likelihood of materially different reported results if different assumptions or conditions were to prevail.

     We consider revenue recognition as a critical accounting policy. Payments received under contracts to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Payments received in advance that are related to future performance are deferred and recognized as revenue when the research projects are performed. Upfront nonrefundable fees associated with license and development agreements where we have continuing involvement in the agreement are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. Revenues from the achievement of research and development milestones are recognized when the milestones are achieved. Revenue from the sale of diagnostic products is recognized at the time of shipment.


Results of Operations

     Fiscal Year 2002 compared to Fiscal Year 2001

     Revenues for the fiscal year ended June 30, 2002 were $14,287,000 as compared to $8,400,000 in the fiscal year ended June 30, 2001, representing an increase of $5,887,000, or 70%. Product sales for fiscal year 2002 were $3,793,000 as compared to $4,032,000 in fiscal year 2001, representing a decrease of $239,000, principally reflecting our transition in focus from the sale of diagnostic imaging products to the development of therapeutic compounds. License fee revenues for fiscal year 2002 increased to $10,213,000 from $3,758,000 for the same period in 2001, primarily due to the recognition in 2002 of $9,000,000 as compared to $3,750,000 in fiscal 2001 of the up-front license payment received from Amgen. In addition, in fiscal 2002 we recognized $1,025,000 as license fee revenue for a non-exclusive license granted to Daiichi Pure Chemicals Co. Revenues from grants for research and development for fiscal year 2002 decreased to $281,000 from $610,000 for the same period of 2001.

     Total operating expenses for fiscal year 2002 were $21,308,000 as compared to $16,783,000 in fiscal year 2001, representing an increase of $4,525,000, or 27%. Research and development expenses for fiscal year 2002 increased by $3,938,000, from $10,264,000 in fiscal year 2001 to $14,202,000, primarily due to an increased number of professional staff, as well as increased research and development efforts and associated manufacturing expenses, including lab supplies associated with producing compounds to be used in clinical trials. Cost of goods sold for fiscal year 2002 decreased by $216,000 from $891,000 in fiscal year 2001 to $675,000, primarily due to lower distribution cost and a reduced number of vials sold. Cost of goods sold in fiscal year 2002 included a charge of $24,000 as compared to $105,000 in fiscal 2001 relating to the expiration of certain CEA-Scan inventories previously manufactured and capitalized.

     Sales and marketing expenses for fiscal year 2002 were $2,610,000 as compared to $2,502,000 for fiscal year 2001, representing an increase of $108,000. General and administrative costs for fiscal year 2002 decreased by $241,000 from $3,126,000 in fiscal year 2001 to $2,885,000. This was primarily due to the recognition of an expense of $509,000 in fiscal 2001 associated with warrants issued to a financial advisor, and an expense of $360,000 as a fee associated with our entering into the Licensing and Development Agreement with Amgen (see Note 10 to Consolidated Financial Statements), partially offset by an increase of other administrative expenses in fiscal year 2002. As a result of our acquisition of majority control of IBC in the fourth quarter of fiscal 2002, we recorded a charge related to acquired in-process research and development of $936,000, which was immediately expensed. At the date of acquisition, none of the products under development by IBC had achieved technological feasibility and none were being sold in the market.

     Interest and other income for fiscal year 2002 decreased by $761,000 from $2,830,000 in fiscal year 2001 to $2,069,000 in 2002, primarily due to lower rate of return and reduced level of cash available for investments.

     For fiscal years 2002 and 2001, we recorded a tax benefit of $1,205,000 and $803,000, respectively, as a result of our sale of approximately $15,269,000 and $10,106,000 of New Jersey state net operating losses, respectively.

     Net loss allocable to common stockholders for fiscal year 2002 was $3,747,000, or $0.08 per share, as compared to $4,751,000, or $0.10 per share, in fiscal year 2001.

Fiscal Year 2001 compared to Fiscal Year 2000

     Revenues for the fiscal year ended June 30, 2001 were $8,400,000 as compared to $4,777,000 in the fiscal year ended June 30, 2000, representing an increase of $3,623,000, or 76%. Product sales for fiscal year 2001 were $4,032,000 as compared to $4,124,000 in fiscal year 2000, principally reflecting our continued transition in focus from the sale of diagnostic imaging products to the development of therapeutic compounds. License fee revenues for fiscal year 2001 increased by $3,744,000 from $14,000 in fiscal 2001 to $3,758,000 in fiscal 2002, primarily due to the recognition of $3,750,000 of the $18,000,000 up-front payment received in conjunction with the execution of our development and license agreement with Amgen. The up-front payment is being recognized as revenue at a rate of $750,000 per month over an estimated period of 24 months, beginning February 2001. Revenue from grants for research and development for fiscal year 2001 decreased by $29,000 from $639,000 to $610,000 as compared to fiscal 2000.

     Total operating expenses for fiscal year 2001 were $16,783,000 as compared to $15,609,000 in fiscal year 2000, representing an increase of $1,174,000, or 8%. Research and development expenses increased by $1,594,000, from $8,670,000 in fiscal 2001 to $10,264,000 in fiscal year 2000, primarily due to increased research and development efforts and manufacturing expenses, including lab supplies associated with producing therapeutic compounds to be used in clinical trials. Cost of goods sold for fiscal year 2001 increased by $462,000, from $429,000 to $891,000 as compared to fiscal year 2000. Cost of goods in fiscal year 2000 reflects the benefit of product sales from inventory that was previously expensed prior to receiving the requisite regulatory approvals. Also, the cost of goods sold in fiscal years 2001 and 2000 includes a charge of approximately $105,000 and $155,000, respectively, relating to the expiration of certain CEA-Scan inventories previously manufactured and capitalized.

     Sales and marketing expenses for fiscal year 2001 were $2,502,000 as compared to $2,896,000 for fiscal year 2000, representing a decrease of $394,000, or 14%, primarily due to the Company-wide reorganization/restructuring as we refocused our efforts on the development of therapeutic compounds. General and administrative costs for fiscal year 2001 decreased by $488,000 from $3,614,000 to $3,126,000 in fiscal year 2000. We recognized an expense of $509,000 in fiscal 2001, as compared to $925,000 in fiscal 2000 associated with warrants issued to a financial advisor. See Note 7 to Consolidated Financial Statements. Also, in fiscal 2001, bonuses awarded to executives were $266,000 as compared to $880,000 in fiscal year 2000. In addition, the Company recognized a charge of $360,000 during fiscal year 2001 as a fee associated with the Company's entering into the Licensing and Development Agreement with Amgen. See
Note 10 to Consolidated Financial Statements.

     Interest and other income for fiscal year 2001 increased by $1,633,000 from $1,196,000 in fiscal year 2000 to $2,829,000 in 2001, primarily due to increased levels of cash available for investment as a result of the sale of unregistered shares of common stock during fiscal 2000 and the receipt of the $18,000,000 million payment from Amgen in February 2001.

     During fiscal 2001, we sold approximately $10,106,000 of New Jersey state net operating losses, pursuant to a program offered by the State of New Jersey. We recorded an income tax benefit of $803,000 resulting from that transaction.

     Net loss allocable to common stockholders for fiscal year 2001 was $4,751,000, or $0.10 per common share, as compared to $10,132,000, or $0.23 per common share, in fiscal year 2000. The higher weighted average number of shares outstanding positively impacted the net loss allocable to common stockholders per share for fiscal 2001 as compared to fiscal 2000. The increase in the weighted average number of shares outstanding from 43,976,658 to 49,498,002 was primarily due to the conversion in late calendar year 1999 of Series F Preferred Stock into 5,772,031 shares of common stock and the issuance of 4,825,000 shares of common stock pursuant to equity financings during fiscal year 2000 as these shares were outstanding for the entire fiscal year 2001. See Note 7 to Consolidated Financial Statements.

     Liquidity and Capital Resources

     Since our inception in 1982, we have financed our operations primarily through private sales of our equity securities, revenue earned under licensing agreements, revenue from sales of CEA-Scan and LeukoScan, grants from various sources and investment income.

     At June 30, 2002, we had working capital of $35,042,000, representing a decrease of $8,160,000 from $43,202,000 at June 30, 2001. At June 30, 2002, we had no long-term debt or capital lease obligations. The net decrease in working capital resulted principally from the net loss allocable to common stockholders during fiscal year 2002 of $3,747,000 and capital expenditures of $4,105,000.

     In order to support our clinical trials and anticipated future commercial requirements, we have entered into construction agreements to expand our manufacturing facility at a cost of approximately $6.3 million of which $3.7 million was spent through June 30, 2002. We plan to fund this project either through our existing working capital or other financing arrangements. The facility plan includes two distinct manufacturing suites, containing six new bioreactors, which are intended to allow flexibility in terms of the amount of therapeutic compounds that can be produced. We anticipate that the facility will be completed sometime during the first quarter of calendar year 2003.

     Our cash, cash equivalents and marketable securities amounted to $44,788,000 at June 30, 2002, representing a decrease of $8,503,000 from $53,291,000 at June 30, 2001. This decrease was primarily attributable to the funding of operating expenses and capital expenditures. It is anticipated that working capital and cash, cash equivalents, and marketable securities will decrease during fiscal year 2003 as a result of planned operating expenses and capital expenditures, offset in part by projected revenues from sales of our diagnostic imaging products in the United States and Europe. However, there can be no assurance, as to the amount of revenues, if any, these imaging products will provide.

     To date, we have not generated positive cash flow from operations, excluding the effects of the up-front payment received from Amgen in fiscal year 2001. We believe that our existing working capital should be sufficient to meet our capital and liquidity requirements for the next twelve months. Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1, "Factors That May Affect Our Business and Results of Operations" and elsewhere in this Annual Report. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us and access to capital markets that can provide us with the resources when necessary to fund our strategic priorities. Unless there is a significant increase in product revenues, we will require additional financial resources after we utilize our current liquid assets in order for us to continue our projected levels of research and development, clinical trials of our potential products and regulatory filings for new indications of existing products. Additional financing may not be available to us at all or on terms we find acceptable or the terms of such financing may cause substantial dilution to existing stockholders.

     We intend to supplement our financial resources from time to time as market conditions permit through additional debt or equity financings and through collaborative marketing and distribution agreements. We continue to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of our proprietary technologies. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

     Contractual Commitments

     Our major contractual obligations relate to an operating lease for our facility and for the construction agreements to expand our manufacturing facility. We have identified and quantified the significant commitments in the following table.

                             Payments Due by Period
                                   (in $000's)

Contractual Obligation      2003    2004   2005  2006   2007  Thereafter   Total
----------------------      ----    ----   ----  ----   ----  ----------   -----
Operating Lease (1)       $  545    $545   $545  $545   $552     $10,158 $12,890

Facility Expansion (2)    $2,600                                         $ 2,600

     (1) In November 2001, we renewed our operating lease for the Morris Plains facility for an additional term of twenty years expiring in October 2021 at a base annual rate of $545,000, which is fixed for the first five years and increases thereafter every five years, which includes an additional 15,000 square feet.

     (2) In order to support our clinical trials and anticipated future commercial requirements, we have entered into construction agreements to expand our manufacturing facility at a cost of approximately $6.3 million of which $3.7 million was spent through June 30, 2002. We plan to fund this project either through our existing working capital or other financing arrangements. The facility plan includes two distinct manufacturing suites, containing six new bioreactors, which are intended to allow flexibility in terms of the amount of therapeutic compounds that can be produced. We anticipate that the facility will be completed sometime during the first quarter of calendar year 2003.

Recently Issued Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets"("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under a single method -- the purchase method. Use of the pooling-of-interests method no longer is permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. SFAS No. 142 has no impact on the historical financial statements of the Company as the Company does not have any goodwill or intangible assets that resulted from business combinations.

     In August 2001, the FASB issued SFAS No. 143, "Asset Retirement Obligations" ("SFAS No. 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company expects to adopt this standard beginning July 1, 2003. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability for a cost associated with an exit or disposal activity is incurred. The Company expects to adopt this standard beginning July 1, 2003. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's consolidated financial statements.

Item 7A -- Quantitative and Qualitative Disclosures About Market Risk

     The following discussion about our exposure to market risk of financial instruments contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those described due to a number of factors, including uncertainties associated with general economic conditions and conditions impacting our industry.

     Our holdings of financial instruments are comprised primarily of corporate debt. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate or return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings also are exposed to the risks of changes in the credit quality of issuers. We typically invest in highly liquid debt instruments with fixed interest rates.

     The table below presents the principal amounts and related weighted average interest rates by fiscal year of maturity for our investment portfolio as of June 30, 2002:

                                                                                               Fair
                         2003        2004        2005        2006       2007      Total        Value
                      --------    --------    --------    --------    --------    -------     --------

                                                  (in thousands)

Fixed rate            $ 10,822    $ 12,590    $     --    $    999    $     --    $24,411     $ 24,725
Average interest rate     4.90%       4.01%         --        7.28%         --       4.54%          --
Variable rate         $     --      $6,993    $     --    $     --    $     --    $ 6,993     $  7,000
Average interest rate       --       2.16%          --          --          --       2.16%          --
                      --------    --------    --------    --------    --------    -------     --------
        Total         $ 10,822    $ 19,583    $     --    $    999    $     --    $31,404     $ 31,725
                      ========    ========    ========    ========    ========    =======     ========


Item 8 - Financial Statements and Supplementary Data

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            June 30,               June 30,
                                                                              2002                   2001
                                                                           -----------           -----------

ASSETS

Current Assets:

     Cash and cash equivalents........................................... $ 13,062,954          $  8,607,901
     Marketable securities...............................................   31,724,789            44,682,954
     Accounts receivable, net of allowance for
       doubtful accounts of $289,866 and $125,440 at
       June 30, 2002 and June 30, 2001,  respectively....................    1,106,716               792,598
     Inventory...........................................................      641,686               750,769
     Other current assets................................................    1,801,979             1,151,548
                                                                           -----------           -----------
          Total current assets...........................................   48,338,124            55,985,770

Property and equipment, net of accumulated
       depreciation of $9,688,929 and $8,711,412 at
       June 30, 2002 and June 30, 2001,  respectively....................    6,561,901             3,395,310

Other long-term assets...................................................       51,157               276,157
                                                                           -----------           -----------
                                                                          $ 54,951,182          $ 59,657,237
                                                                           ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Current portion of long-term debt................................... $          -          $     70,412
     Accounts payable....................................................    3,618,625             1,607,176
     Deferred revenue....................................................    7,475,728             9,000,000
     Other current liabilities...........................................    2,201,707             2,106,254
                                                                           -----------           -----------
          Total current liabilities......................................   13,296,060            12,783,842
                                                                           -----------           -----------

Deferred revenue.........................................................            -             5,250,000
Minority interest........................................................      559,222               182,000

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock; $.01 par value, authorized 10,000,000 shares;
          issued and outstanding 0 shares
          at June 30, 2002 and June 30, 2001.............................            -                     -
     Common stock; $.01 par value, authorized 70,000,000 shares;
          issued and outstanding 49,877,443 and 49,533,871 shares
          at June 30, 2002 and June 30, 2001, respectively...............      498,774               495,339
     Capital contributed in excess of par................................  158,569,476           155,116,973
     Treasury stock, at cost, 34,725 shares..............................     (458,370)                    -
     Accumulated deficit................................................. (118,028,184)         (114,281,279)
     Accumulated other comprehensive income..............................      514,204               110,362
                                                                           -----------           -----------
          Total stockholders' equity.....................................   41,095,900            41,441,395
                                                                           -----------           -----------
                                                                          $ 54,951,182          $ 59,657,237
                                                                           ===========           ===========


          See accompanying notes to consolidated financial statements.


                                 IMMUNOMEDICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                         Years ended June 30,
                                                            ---------------------------------------------
                                                               2002             2001               2000
                                                            ----------       ----------        ----------

Revenues:

     Product sales........................................$  3,792,841     $  4,032,020      $  4,123,997
     License fee revenues.................................  10,212,720        3,758,196            14,598
     Research and development.............................     281,200          609,577           638,599
                                                            ----------       ----------        ----------
               Total revenues                               14,286,761        8,399,793         4,777,194


Costs and Expenses:

     Cost of goods sold...................................     675,240          890,813           428,445
     Research and development.............................  14,202,275       10,264,042         8,669,599
     Sales and marketing..................................   2,609,506        2,502,101         2,896,132
     General and administrative...........................   2,885,500        3,126,457         3,614,806
     Acquired in-process research and development.........     935,889                -                 -
                                                            ----------       ----------        ----------
               Total costs and expenses                     21,308,410       16,783,413        15,608,982
                                                            ----------       ----------        ----------
Operating loss                                              (7,021,649)      (8,383,620)      (10,831,788)

     Interest and other income............................   2,069,214        2,829,515         1,196,261
                                                            ----------       ----------        ----------
Loss before income tax benefit............................  (4,952,435)      (5,554,105)       (9,635,527)

Income tax benefit........................................   1,205,530          803,315                 -
                                                            ----------       ----------        ----------
Net loss..................................................  (3,746,905)      (4,750,790)       (9,635,527)

Preferred stock dividends.................................           -                -           496,684
                                                            ----------       ----------        ----------
Net loss allocable to common stockholders.................$ (3,746,905)    $ (4,750,790)     $(10,132,211)
                                                            ==========       ==========        ==========
Net loss allocable to common stockholders
    per basic and diluted common share....................$      (0.08)    $      (0.10)     $      (0.23)
                                                            ==========       ==========        ==========
Weighted average number of
   shares outstanding.....................................  49,651,547       49,498,002        43,976,658
                                                            ==========       ==========        ==========
Comprehensive Loss:
     Net loss.............................................$ (3,746,905)    $ (4,750,790)     $ (9,635,527)

    Other comprehensive loss, net of tax:
           Foreign currency translation adjustments.......     393,619         (130,009)          (86,494)
           Unrealized gain (loss) on securities
              available for sale..........................      10,223          349,055           (30,318)
                                                            ----------       ----------        ----------
    Other comprehensive loss..............................     403,842          219,046          (116,812)
                                                            ----------       ----------        ----------
Comprehensive loss .......................................$ (3,343,063)    $ (4,531,744)     $ (9,752,339)
                                                            ==========       ==========        ==========

          See accompanying notes to consolidated financial statements.


                                                           IMMUNOMEDICS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         Convertible        Common          Capital                           Accumulated
                                       Preferred Stock       Stock        Contributed                            Other
                                       ----------------------------------  in Excess   Treasury   Accumulated Comprehensive
                                       Shares  Amount   Shares    Amount    of Par      Stock      Deficit    Income/(Loss)  Total
                                       ---------------------------------------------------------------------------------------------

Balance, at June 30, 1999................1,250 $13.00 37,888,090 $378,881 $111,466,439 $       -  $ (99,398,278) $ 8,128$12,455,183
  Issuance of common stock
     pursuant to private
     placements, net.....................    -      -  4,825,000   48,250   42,611,489         -              -        - 42,659,739
  Issuance of common stock
    in exchange for convertible
    preferred stock (Series F), net...... (655)    (7) 5,772,031   57,720      (57,713)        -              -        -          -
  Redemption of convertible
    preferred stock (Series F), net...... (595)    (6)         -        -   (6,187,994)        -       (297,500)       - (6,485,500)
  Exercise of options to
    purchase common stock................    -      -    844,000    8,440    3,628,135         -              -        -  3,636,575
  Accretion of preferred stock dividends.    -      -          -        -      199,184         -       (199,184)       -          -
  Capital contribution pursuant to
     Section 16(b) of Securities
     Exchange Act of 1934................    -      -          -        -      657,722         -              -        -    657,722
  Issuance of warrants to financial advisor  -      -          -        -      924,738         -              -        -    924,738
  Other comprehensive loss...............    -      -          -        -            -         -              - (116,812)  (116,812)
  Net loss...............................    -      -          -        -            -         -     (9,635,527)       - (9,635,527)
                                         -------------------------------------------------------------------------------------------
Balance, at June 30, 2000................    -      - 49,329,121  493,291  153,242,000         -   (109,530,489)(108,684)44,096,118
  Exercise of options to
    purchase common stock................    -      -    204,750    2,048    1,250,672         -              -        -  1,252,720
  Issuance of warrants to financial advisor  -      -          -        -      508,991         -              -        -    508,991
  Compensation expense associated with
    issuance of stock options to employees   -      -          -        -      115,310         -              -        -    115,310
  Other comprehensive income ............    -      -          -        -            -         -              -  219,046    219,046
  Net loss...............................    -      -          -        -            -         -     (4,750,790)       - (4,750,790)
                                         -------------------------------------------------------------------------------------------
Balance, at June 30, 2001................    -      - 49,533,871  495,339  155,116,973         -   (114,281,279) 110,362 41,441,395
  Exercise of options to
    purchase common stock................    -      -    100,250    1,002      371,370         -              -        -    372,372
  Exercise of warrants to
    purchase common stock................    -      -    104,422    1,044      375,831         -              -        -    376,875
  Retirement of Shareholder Rights Plan..    -      -          -        -      (49,739)        -              -        -    (49,739)
  Common stock and warrant issued in
    connection with the purchase of
    additional interest in IBC...........    -      -    138,900    1,389    2,648,601  (458,370)             -        -  2,191,620
  Compensation expense associated with
    issuance of stock options to employees   -      -          -        -      106,440         -              -        -    106,440
  Other comprehensive income ............    -      -          -        -            -         -              -  403,842    403,842
  Net loss...............................    -      -          -        -            -         -     (3,746,905)       - (3,746,905)
                                         -------------------------------------------------------------------------------------------
Balance, at June 30, 2002................    -  $   - 49,877,443 $498,774 $158,569,476 $(458,370) $(118,028,184)$514,204$41,095,900
                                         ===========================================================================================


                                          See accompanying notes to consolidated financial statements.

                                                                      36


                              IMMUNOMEDICS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years ended June 30,
                                                                 -----------------------------------------
                                                                    2002           2001            2000
                                                                 ----------     ----------      ----------
Cash flows from operating activities:

      Net loss.................................................$ (3,746,905)  $ (4,750,790)   $ (9,635,527)

      Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

      Depreciation.............................................     977,517        950,774         971,481
      Provision for allowance for doubtful accounts............     164,426         54,214         116,019
      Amortization of bond premium.............................     246,147        123,479           2,108
      Non-cash expense relating to issuance of warrants........           -        508,991         924,738
      Compensation expense associated with
         issuance of stock options to employees................     106,440        115,310               -
      Other....................................................     393,619       (130,009)        (86,494)
      Changes in operating assets and liabilities:
           Accounts receivable.................................    (476,958)      (243,414)        382,403
           Inventories.........................................     109,083        286,131        (218,017)
           Other current assets................................    (648,193)       172,545        (750,673)
           Accounts payable....................................   1,995,176       (229,107)       (242,279)
           Deferred revenue....................................  (6,774,272)    14,250,000               -
           Other current liabilities...........................      95,453        422,988        (187,683)
                                                                 ----------     ----------      ----------
          Net cash from operating activities...................  (7,558,467)    11,531,112      (8,723,924)
                                                                 ----------     ----------      ----------
Cash flows from investing activities:

     Purchase of marketable securities......................... (13,877,725)   (53,295,258)    (46,534,240)
     Proceeds from maturities of marketable securities.........  26,824,966     38,589,867      22,702,225
     Purchase of additional interest in IBC....................   2,542,344             -                -
     Additions to property and equipment.......................  (4,105,161)      (375,404)       (124,022)
                                                                 ----------     ----------      ----------
          Net cash from investing activities...................  11,384,424    (15,080,795)    (23,956,037)
                                                                 ----------     ----------      ----------
Cash flows from financing activities:

     Issuance of common stock, net.............................           -              -      42,659,739
     Redemption of preferred stock, net........................           -              -      (5,950,000)
     Preferred stock dividends paid upon redemption............           -              -        (535,500)
     Capital contribution pursuant to Section16(b) of
          Securities Exchange Act of 1934......................           -              -         657,722

     Deposits - cash collateral................................           -        (51,157)              -
     Payments of debt..........................................     (70,412)      (158,058)       (143,757)
     Retirement of 1998 Shareholder Rights Plan................     (49,739)             -               -
     Exercise of warrants......................................     376,875              -               -
     Exercise of stock options.................................     372,372      1,252,720       3,636,575
                                                                 ----------     ----------      ----------
          Net cash provided by financing activities............     629,096      1,043,505      40,324,779
                                                                 ----------     ----------      ----------
Increase (decrease) in cash and cash equivalents...............   4,455,053     (2,506,178)      7,644,818

Cash and cash equivalents at beginning of year.................   8,607,901     11,114,079       3,469,261
                                                                 ----------     ----------      ----------
Cash and cash equivalents at end of year.......................$ 13,062,954   $  8,607,901    $ 11,114,079
                                                                 ==========     ==========      ==========
Supplemental Disclosure of noncash financing activities:
     Common stock and warrant issued in connection with
          the purchase of additional interest in IBC...........$  2,649,990   $          -    $          -

Cash paid for interest.........................................$      1,683   $     14,974    $     29,275


          See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.   Business Overview

     Immunomedics, Inc., a Delaware corporation ("Immunomedics" or the "Company") is a biopharmaceutical company focused on the development, manufacture and marketing of monoclonal antibody-based products for the detection and treatment of cancer and other serious diseases. Immunomedics currently markets and sells CEA-Scan(R) in the U.S., and CEA-Scan and LeukoScan(R)throughout Europe and in certain other markets outside the U.S.

     Immunomedics' operations encompass all the risks inherent in developing and expanding a biopharmaceutical enterprise, including: (1) uncertainty regarding the timing and amount of future revenues to be derived from the Company's technologies; (2) obtaining future capital as needed; (3) attracting and retaining key personnel; and (4) a business environment with substantial competition, rapid technological change and strict government regulation.

     Immunomedics has not yet achieved profitable operations and there is no assurance that profitable operations, even if achieved, could be sustained on a continuing basis. Further, the Company's future operations are dependent on, among other things, the success of the Company's commercialization efforts and market acceptance of the Company's products. Since its inception in 1982, the
Company's  source of funds has been  primarily  dependent  on private and public offerings of equity securities, revenues from research and development alliances, and, to a limited extent, product sales.

2.   Summary of Significant Accounting Policies

Principles of Consolidation and Presentation

     The consolidated financial statements include the accounts of Immunomedics, Inc. and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest is recorded for a majority-owned subsidiary (see Note 9). Certain amounts have been reclassified to conform to the current year presentation.

Cash Equivalents and Marketable Securities

     Immunomedics   considers  all  highly  liquid   investments  with  original
maturities of three months or less, at the time of purchase, to be cash equivalents.

     Immunomedics' investments in cash equivalents and marketable securities are available for sale to fund growth in operations. The portfolio at June 30, 2002 primarily consists of corporate debt securities.

Concentration of Credit Risk

     Cash, cash equivalents, and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. Immunomedics invests its cash in debt instruments of financial institutions and corporations with strong credit ratings. Immunomedics has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates. Immunomedics has historically held the investments to maturity. However, the Company has the ability to sell these investments before maturity and has therefore classified the investments as available for sale. Immunomedics has not experienced any significant losses on its investments.

Inventory

     Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead.

Property and Equipment

     Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives (5-10 years) of the respective assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Immunomedics reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. Immunomedics assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows. Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of has not had a material impact on the Company's consolidated financial position, operating results or cash flows.

Revenue Recognition

     Payments received under contracts to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Payments received in advance that are related to future performance are deferred and recognized as revenue when the research projects are performed. Upfront nonrefundable fees associated with license and development agreements where the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. Revenues from the achievement of research and development milestones are recognized when the milestones are achieved.

     Revenue from the sale of diagnostic products is recognized at the time of shipment.

Research and Development Costs

     Research and development costs are expensed as incurred.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities relate to the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements and tax returns. During fiscal 2002, the Company recognized a tax benefit as a result of the sale of New Jersey net operating loss carry forwards (see Note 8).

Net Loss Per Share Allocable to Common Stockholders

     Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, adjusted for Preferred Stock dividends, divided by the weighted average number of common shares outstanding during the period. Preferred Stock dividends for the fiscal year 2000 included $199,184 related to a 4% per annum stated value increase in the security and a $297,500 premium paid in December 1999 in connection with the redemption of the Series F Preferred Stock. No Preferred Stock dividends were recorded in fiscal years 2002 and 2001 as the related Preferred Stock was fully redeemed in December 1999. For the purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the years ended June 30, 2002, 2001 and 2000. The common stock equivalents excluded from the diluted per share calculation are 3,378,250, 2,456,750 and 1,936,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

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

Employee Stock Options

     Immunomedics applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

     When the exercise price of employee or director stock options is less than the fair value of the underlying stock on the grant date, the Company records compensation expense for the difference over the vesting period of the options. Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and recognized over the related vesting period.

Financial Instruments

     The carrying amounts of cash and cash equivalents, other current assets and current liabilities approximate fair value due to the short-term maturity of these instruments. The fair value, which equals carrying value, of marketable securities available for sale is based on quoted market prices.

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued and, as amended, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments including certain derivative instruments embedded in other contracts and requires derivative instruments to be recognized as assets and liabilities and recorded at fair value. Immunomedics currently is not party to any derivative instruments. Immunomedics' adoption of SFAS No. 133 had no impact on the Company's consolidated financial statements. Any future transactions involving derivative instruments will be evaluated based on SFAS No. 133.

3.   Marketable Securities

     Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income (loss). Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at June 30, 2002 and 2001 consist of the following:


                                                   Gross             Gross           Estimated
                                Amortized       Unrealized        Unrealized              Fair
                                     Cost          Gain              Loss                Value
                              ------------     -----------     ------------      -------------

June 30, 2002
U.S. Government Securities    $  5,488,000     $    11,000     $    (1,000)      $   5,498,000
Corporate Debt Securities       25,916,000         313,000          (2,000)         26,227,000
                              ------------     -----------     ------------      -------------
                              $ 31,404,000     $   324,000     $    (3,000)      $  31,725,000
                              ============     ===========     ============      =============
June 30, 2001
Corporate Debt Securities     $ 44,364,000     $   351,000     $   (32,000)      $  44,683,000
                              ============     ===========     ============      =============


     Maturities of debt securities classified as available for sale were as follows at June 30, 2002:

                                                                    Estimated
                                                Amortized               Fair
                                                   Cost                Value
                                              ------------        ------------
     Due within one year                      $ 10,822,000        $ 10,889,000
     Due after one year through five years      20,582,000          20,836,000
                                              ------------        ------------
                                              $ 31,404,000        $ 31,725,000
                                              ============        ============

4.   Inventory

     Inventory consists of the following at June 30:

                                                    2002                2001
                                                 ---------           ---------
     Finished goods                              $ 642,000           $ 611,000
     Raw materials                                       0             140,000
                                                 ---------           ---------
                                                 $ 642,000           $ 751,000
                                                 =========           =========

5.   Property and Equipment

     Property and equipment consists of the following at June 30:

                                                    2002                2001
                                              ------------        ------------
     Machinery and equipment                  $  3,858,000        $  3,506,000
     Leasehold improvements                     10,610,000           6,952,000
     Furniture and fixtures                        722,000             682,000
     Computer equipment                          1,061,000             967,000
                                              ------------        ------------
                                                16,251,000          12,107,000
     Accumulated depreciation                   (9,689,000)         (8,712,000)
          and amortization                    ------------        ------------
                                              $  6,562,000        $  3,395,000
                                              ============        ============

6.   Other Current Liabilities

     Included  in other  current  liabilities  are  amounts  payable  to medical
institutions   participating  in  the  Company's   clinical  trial  programs  of
approximately $711,000 and $617,000 at June 30, 2002 and 2001, respectively. Also included are amounts payable to various legal counsel of approximately $350,000 and $436,000, accrued health insurance liabilities of approximately $239,000 and $239,000, accrued bonuses of $150,000 and $266,000 and for the monies owed for Small Business Innovation Research ("SBIR") grant subcontracted to Garden State Cancer Center ("GSCC") in the amount of $27,000 and $107,000 at June 30, 2002 and 2001, respectively.

7.   Stockholders' Equity

     The Certificate of Incorporation of the Company authorizes 10,000,000 shares of preferred stock at $.01 par value per share. The preferred stock may be issued from time to time in one or more series, with such distinctive serial designations, rights and preferences as shall be determined by the Board of Directors.

     On December 23, 1997, the Company entered into a Structured Equity Line Flexible Financing Agreement (the "Equity Line") with an investor (the "Investor"), which the Company terminated as of December 9, 1998. As of the termination date, the Company had received a total of $5,350,000 for which the Company issued 1,358,838 shares of common stock. In connection with the Equity Line, the Company issued to the Investor two four-year warrants to purchase 50,000 and 54,000 shares of common stock at an exercise price of $7.5375 per share and $7.087 per share, respectively. The 50,000 warrants with an exercise price of $7.5375 per share were exercised in December 2001. The warrant for 54,000 shares of common stock continues to be outstanding as of June 30, 2002.

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

     In conjunction with this private placement, the Company agreed to the following covenants:

- Immunomedics agreed to refrain from entering into certain transactions with persons closely related to the Company, including its executive officers and directors, without the prior approval of the investors in the private placement. The investors in this financing agreed not to withhold their approval unreasonably.

- Immunomedics agreed that without the prior consent of such investors, it would not sell its business to anyone that is an affiliate of the Company, unless the sale is for consideration at least equal to (a) the fair market value in the event of a sale of assets (as determined in good faith by the Company's board of directors) or (b) the then current market price in the event of a sale of stock.

- Immunomedics agreed that it would not amend its certificate of incorporation or by-laws in a manner that would adversely affect such investors, without the prior approval of the investors. The investors in this financing agreed not to withhold their approval unreasonably.

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

     On February 16, 2000, the Company completed another private placement of 2,325,000 shares of common stock at $16.00 per share to several investors and received net proceeds of $35,443,000.

     In February 2002, the Company's Board of Directors made the decision to concurrently redeem all outstanding stockholder rights under its 1998 Stockholder Rights Plan, and declare a dividend of one new Right pursuant to the Company's 2002 Stockholder Rights Plan adopted by the Board of Directors. The Rights Plan involves the distribution of one "Right" as a dividend on each outstanding share of the Company's common stock to each holder of record on March 15, 2002. The redemption cost amounted to $49,739. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series G Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Shares"), of the Company, at a price of $150.00 per one one-thousandth of a Preferred Share (the "Purchase Price"), subject to adjustment. The 2002 Rights Plan provides that if a third party acquires more than 15% of the Company's common stock without prior approval of the Board of Directors, all stockholders of the Company (other than the acquiring party) will be entitled to buy either shares of a special series of the Company's Preferred Shares, or shares of the Company's common stock with a market value equal to double the Exercise Price for each 2002 Right they hold. Under these circumstances, the Board of Directors may instead allow each such Right (other than those held by the acquiring party) to be exchanged for one share of the Company's common stock. The exercise or exchange of these 2002 Rights would have a substantial dilutive effect on the acquiring party. The Company's Board of Directors retains the right at all times to discontinue the Rights plan through redemption of all rights or amend the Rights Plan in any respect. The Rights will expire on March 1, 2012 (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed by the Company, in each case, as described in the Rights Plan.

     Under the terms of the Company's 1983 Stock Option Plan, as amended (the "1983 Plan"), stock options were granted to employees and members of the Board of Directors, as determined by the Compensation Committee of the Board of Directors, at fair market value, become exercisable at 25% per year on each of the first through fourth anniversaries of the date of grant, and terminate if not exercised within ten years. In June 1993, the 1983 Plan expired, although options granted under the 1983 plan that have not terminated may continue to be exercised. On November 5, 1992, at the Company's Annual Meeting of Stockholders, adoption of the Company's 1992 Stock Option Plan (the "1992 Plan" and, together with the 1983 Plan, the "Plans") was ratified. In September 2002, the 1992 Plan expired, although options granted under the 1992 plan that have not terminated may continue to be exercised. On December 5, 2001, at the Company's Annual Meeting of Stockholders, adoption of the Company's 2002 Stock Option Plan (the "2002 Plan" and, together with the 1992 Plan, the "Plans") was ratified. The basic terms of the 2002 Plan are substantially similar to those under the Company's 1992 Plan. Under the 2002 Plan, 8,000,000 shares were reserved for possible future issuance upon exercise of stock options. At June 30, 2002, 3,634,125 stock options were still available for future grant and 6,808,375 shares of common stock were reserved for possible future issuance upon exercise of stock options both currently outstanding and which may be issued in the future.

     Pursuant to the terms of the 2002 Plan, each outside Director of the Company who had been a Director prior to July 1st of each year is granted, on the first business day of July of each year, an option to purchase shares of the Company's common stock at fair market value on the grant date, the amount of which is determined at the discretion of the Company's Board of Directors. For July 1, 2002, stock options covering 160,000 shares of common stock options were granted to these Directors.

     In April 2000, David M. Goldenberg, the Company's Chairman and his wife, Cynthia L. Sullivan, the Company's President and Chief Executive Officer, paid to the Company the sum of $657,722 in accordance with the provisions of Section 16(b) of the Securities Exchange Act of 1934. Such amount represents the short swing profit realized as a result of purchase and sale transactions that occurred within a six-month period. Immunomedics recorded such amount as a contribution of capital in its June 30, 2000 consolidated balance sheet as it is related to a transaction with the Company's equity.

     Immunomedics applies APB Opinion No. 25 in accounting for its plans and, accordingly, has not recognized compensation cost for its stock option plan in its consolidated financial statements, except for compensation cost associated with 325,000 stock options issued at an exercise price lower than the stock price on the date of grant as described further below. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss allocable to common shareholders and related per share amounts would have been the pro forma amounts indicated below:


                                          2002         2001           2000
                                          ----         ----           ----
Net loss allocable to common
 stockholders - as reported.......... $ 3,746,905   $4,750,790    $10,132,211
Net loss allocable to common
 stockholders - pro forma............ $ 9,888,012   $8,808,155    $11,567,788

Net loss allocable to common
 stockholders per share - as reported       $ .08        $ .10           $.23
Net loss allocable to common
 stockholders per share - pro forma..       $ .20        $ .18           $.26

     The fair value of each option granted during the three years ended June 30, 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (i) dividend yield of 0%,
(ii) expected term of 8 years for June 30, 2002, 2001, and 2000, (iii) expected volatility of 89% at June 30, 2002, 129% at June 30, 2001 and 126% at June 30, 2000, and (iv) a risk-free interest rate of 4.70%, 5.01% and 5.90% for the years ended June 30, 2002, 2001, and 2000, respectively. The weighted average fair value at the date of grant for options granted during the years ended June 30, 2002, 2001 and 2000 was $11.60, $16.94 and $11.89 per share, respectively.

     Information concerning options for the years ended June 30, 2002, 2001 and 2000 is summarized as follows:

                                                     Fiscal 2002
                                                     -----------
                                           Shares          Option Price Range
                                         ---------         ------------------
  Outstanding, July 1, 2001              2,277,750         $1.44   -   $24.56
  Granted                                1,024,000          6.05   -    20.49
  Exercised                               (100,250)         1.78   -     7.25
  Terminated                               (27,250)         1.78   -    21.68
                                         ---------
  Outstanding, June 30, 2002             3,174,250          1.44   -    24.56
                                         ---------
  Exercisable, June 30, 2002             1,399,625          1.44   -    24.56
                                         ---------

                                                     Fiscal 2001
                                                     -----------
                                           Shares          Option Price Range
                                         ---------         ------------------
  Outstanding, July 1, 2000              1,757,000         $1.22   -   $20.94
  Granted                                  820,500          8.32   -    24.56
  Exercised                               (204,750)         1.44   -    12.88
  Terminated                               (95,000)         1.22   -    24.56
                                         ---------
  Outstanding, June 30, 2001             2,277,750          1.44   -    24.56
                                         ---------

                                                     Fiscal 2000
                                                     -----------
                                           Shares          Option Price Range
                                         ---------         ------------------
  Outstanding, July 1, 1999              2,507,000         $1.78   -   $12.88
  Granted                                  297,000          1.22   -    20.94
  Exercised                               (844,000)         1.78   -    12.88
  Terminated                              (203,000)         1.44   -     8.63
                                         ---------
  Outstanding, June 30, 2000             1,757,000          1.22   -    20.94
                                         ---------

     The following table summarizes information concerning options outstanding under the Plans at June 30, 2002:

                  Number      Weighted   Weighted                     Weighted
               outstanding    average    average        Number         average
   Range of    at June 30,    exercise   remaining    exercisable     exercise
exercise price    2002         price    term (yrs.) at June 30,2002     price
-------------- -----------    --------  ----------- ---------------   --------

$ 1.44- 3.00     274,750     $  1.76        6.9           190,000      $  1.78
  3.01- 5.00     734,500        3.79        4.2           671,500         3.80
  5.01- 8.00     470,500        6.41        8.0           148,500         7.19
  8.01-12.00     222,500       10.01        9.4            25,625         8.32
 12.01-18.00     739,000       16.81        8.2           300,250        17.28
$18.01-24.56     733,000       20.40        9.0            63,750        20.83
               ---------     -------        ---          ---------     -------
               3,174,250     $ 11.30        7.4          1,399,625     $  7.64
               =========     =======        ===          =========     =======

     On May 18, 2000 the Board of Directors approved granting an aggregate of 325,000 stock options to Dr. David M. Goldenberg and Cynthia L. Sullivan that were subject to stockholder approval. Such approval was obtained from the stockholders during December 2000. The stock options were granted with an exercise price of $17.75 representing the stock price on the day of the Board of Directors' approval. The difference in the stock price on that date as compared to the stock price of $19.06 on the date the stockholders approval was obtained resulted in compensation cost of $425,750 that is being expensed by the Company over the vesting period of 4 years. During fiscal year 2002 and 2001, the
Company recorded $106,440 and $115,310 respectively, as a general and administrative expense.

8.   Income Taxes

     Immunomedics utilizes SFAS No. 109, Accounting for Income Taxes to account for income taxes. For fiscal year 2002 and 2001, the Company recorded a tax benefit of $1,205,000 and $803,000, respectively, as a result of its sale of approximately $15,269,000 and $10,106,000 of New Jersey state net operating losses, respectively.

     The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets as of June 30, 2002, 2001, and 2000 are presented below:

                                          2002          2001          2000
Deferred tax assets:                      ----          ----          ----
  Net operating loss carry forwards  $ 47,915,000  $ 48,036,000  $ 46,455,000
  Research and development credits      5,088,000     4,718,000     4,500,000
  Property and equipment                1,453,000     1,248,000     1,058,000
  Other                                 1,280,000     1,429,000       746,000
                                     ------------  ------------  ------------
  Total                                55,736,000    55,431,000    52,759,000
  Valuation allowance                 (55,736,000)  (55,431,000)  (52,759,000)
                                     ------------  ------------  ------------
  Net deferred taxes                 $     --      $     --      $     --
                                     ============  ============  ============

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for fiscal years 2002, 2001 and 2000 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company continues to incur losses. The tax benefit assumed using the federal statutory tax rate of 34% has been reduced to an actual benefit of zero due principally to the aforementioned valuation allowance. The differences between book income and tax income primarily relates to exercise of employee stock options and depreciation.


     At June 30, 2002, the Company has available net operating loss carry forwards for federal income tax reporting purposes of approximately $126,000,000 and for state income tax reporting purposes of approximately $86,000,000, which expire at various dates between fiscal 2003 and 2022. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company's net operating loss and research credit carry forwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. As a result of certain financing arrangements, the Company may have experienced such ownership changes. Accordingly, the Company's net operating loss carry forwards available to offset future federal taxable income arising before such ownership changes may be limited. Similarly, the Company may be restricted in using its research credit carry forwards arising before such ownership changes to offset future federal income tax expense. Of the deferred tax asset valuation allowance related to the net operating loss carry forwards, approximately $20,500,000 relates to a tax deduction for non-qualified stock options. Immunomedics will increase capital contributed in excess of par when these benefits are deemed to be more likely than not to be realized for tax purposes. The net operating loss carry forwards for Federal income tax reporting purposes referred to above excludes certain losses from the Company's operations in The Netherlands, which may also be limited. Immunomedics made no payments of Federal or state income taxes during the years ended June 30, 2002, 2001 and 2000.

9.   Related Party Transactions

     Certain of the Company's affiliates, including members of its senior management and Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Chairman and Chief Scientific Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology and IBC Pharmaceuticals, Inc. In addition, the Company's executive vice president, Dr. Ivan D. Horak, is married to one of our other employees.

Dr. David M. Goldenberg

     Dr. David M. Goldenberg was an original founder of the Company over twenty years ago and continues to play a critical role in its business. He currently serves as Chairman of the Board of Directors and Chief Scientific Officer, and is married to the Company's Chief Executive Officer, Cynthia L. Sullivan. Dr. Goldenberg is a party to a number of agreements with the Company involving not only his services, but intellectual property owned by him. In addition, Dr. Goldenberg performs services for one of the Company's subsidiaries, IBC Pharmaceuticals, Inc., as well as other businesses with which the Company is affiliated.

     License Agreement. Pursuant to a License Agreement between Immunomedics and Dr. Goldenberg, certain patent applications owned by Dr. Goldenberg were licensed to Immunomedics at the time of Immunomedics' formation in exchange for a royalty in the amount of 0.5% of the first $20,000,000 of annual net sales of all products covered by any of such patents and 0.25% of annual net sales of such products in excess of $20,000,000. Five of the licensed United States patents have since expired. In November 1993 the ownership rights of
Immunomedics were extended as part of Dr. Goldenberg's employment agreement, with Immunomedics agreeing to diligently pursue all ideas, discoveries, developments and products, into the entire medical field, which, at any time during his past or continuing employment by Immunomedics (but not when performing services for CMMI - see below), Dr. Goldenberg has made or conceived or hereafter makes or conceives, or the making or conception of which he has materially contributed to or hereafter contributes to, all as defined in the Employment Agreement.

     Employment Agreement. Pursuant to the terms of his employment agreement as currently in effect, Dr. Goldenberg is entitled to receive incentive compensation equal to one-half of one percent (0.5%) on the first $75.0 million of all Annual Net Revenue (as defined therein) of Immunomedics, and one-quarter of one percent (0.25%) on all such Annual Net Revenue in excess thereof. Annual Net Revenue is defined to include the proceeds of certain dispositions of assets or interests therein, including royalties, certain equivalents thereof and, to the extent approved by the Board of Directors, non-royalty license fees.

     Dr. Goldenberg is also entitled to receive Revenue Incentive Compensation during the period of his actual employment with the Company, and for a period of three years thereafter, unless he unilaterally terminates his employment without cause or is terminated for cause. With respect to the period that Dr. Goldenberg is entitled to receive Revenue Incentive Compensation on any given products, it will be in lieu of any other percentage compensation based on sales or revenue due him with respect to such products under his employment agreement or the license agreement. With respect to any periods that Dr. Goldenberg is not receiving such Revenue Incentive Compensation, he is entitled to receive one-half of one percent (0.5%) on cumulative annual net sales of, royalties on, certain equivalents thereof, and, to the extent approved by the Board of Directors, other consideration received by Immunomedics for such products, up to a cumulative annual aggregate of $75,000,000, and one-quarter of one percent (0.25%) on any cumulative Annual Net Revenue in excess of $75,000,000. A $100,000 annual minimum payment must be paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments and the License Agreement.

     The terms of his employment agreement also provide that Dr. Goldenberg is entitled to receive a percent, not less than twenty percent (20%), as determined in good faith by the Board of Directors, of net consideration (including, without limitation, license fees) which Immunomedics receives in connection with any disposition by sale, license or otherwise, of any Undeveloped Assets (as defined therein ) which are not budgeted as part of Immunomedics' strategic plan. Pursuant to this provision, Dr. Goldenberg received a 20% profit interest in the membership interests originally acquired by Immunomedics in connection with the formation of the IBC Pharmaceuticals joint venture with Beckman Coulter in March 1999. Dr. Goldenberg also is compensated by IBC Pharmaceuticals as discussed in greater detail in these notes to the financial statements.

     Dr. Goldenberg is not entitled to any incentive compensation with respect to any products, technologies or businesses acquired from third parties for a total consideration in excess of $5,000,000, unless Immunomedics had made a material contribution to the invention or development of such products, technologies or businesses prior to the time of acquisition. Except as affected by a Change in Control (as defined therein) or otherwise approved by the Board of Directors, Dr. Goldenberg will also not be entitled to any Revenue Incentive Compensation or Incentive Payments other than the Annual Minimum Payment with respect to any time during the period of his employment (plus three years, unless employment is terminated by mutual agreement or by Dr. Goldenberg's death or permanent disability) that he is not the direct or beneficial owner of shares of Immunomedics' voting stock with an aggregate market value of at least twenty times his defined annual cash compensation.

     Finally, it is a condition to his employment agreement that Dr. Goldenberg be permitted to continue his involvement with CMMI as discussed in greater detail below.

     In 2001, Dr. Goldenberg's employment agreement was extended for an additional five-year period, expiring on June 30, 2006.

     Life Insurance. The Company has also agreed with Dr. Goldenberg to maintain in effect for his benefit a $2,000,000 whole life insurance policy. If Dr. Goldenberg retires from the Company on or after his agreed retirement, or if his employment ends because of permanent disability, the Company must pay all then outstanding loans, if any, made under such policy, and assign such policy to Dr. Goldenberg in consideration of the services previously rendered by Dr. Goldenberg to the Company. If the employment of Dr. Goldenberg ends for any other reason, except for cause, Dr. Goldenberg has the option to purchase such policy for a price mutually agreed upon by him and the Board of Directors, but not to exceed the cash value thereof less any outstanding policy loans, or he may purchase such policy at its full cash value, less any outstanding loans, with the purchase price to the paid out of the proceeds of the policy or any earlier payment or withdrawal of all or any portion of its net cash value. The Company also currently maintains $4,000,000 of key man life insurance on Dr. Goldenberg for the benefit of the Company.

     Additionally, a trust created by Dr. Goldenberg has purchased a $10,000,000 whole life policy on his life. The policy provides funds, which may be used to assist Dr. Goldenberg's estate in settling estate tax obligations and thus potentially reducing the number of shares of the Common Stock the estate may be required to sell over a short period of time to raise funds to satisfy such tax obligations. During what is estimated to be a 15-year period, the Company is obligated to pay $143,000 per year towards premiums, compared to an equivalent $250,000 commitment under the previous policies, in addition to amounts required to be paid by Dr. Goldenberg. The Company has an interest in this new policy up to the cumulative amount of premium payments made by it under the old and new policies, which, through June 30, 2002, amounted to $1,837,400. If Dr.
Goldenberg's employment terminates, and the policy is not maintained, the Company would receive payment of only its invested cumulative premiums, up to the amount of cash surrender value in the policy.

     Severance Agreement. In June 2002, the Board of Directors approved (with Dr. Goldenberg and Ms. Sullivan abstaining) a severance agreement for Dr. Goldenberg pursuant to which the Company is required, under certain circumstances upon his termination for any reason, including as a result of his disability or a change in control of the Company, to sell to Dr. Goldenberg's family partnership a $10.0 million life insurance policy the Company has purchased insuring his life. In addition, if Dr. Goldenberg is terminated upon his disability or a change in control of the Company within six years of the date of the agreement, the Company will reimburse him for the total purchase price of the life insurance policy. If he is terminated for any other reason, whether voluntarily or involuntarily, the Company will reimburse him for 50% of the purchase price, so long he has remained employed by the Company for three years after the agreement, plus an additional amount for each month of service in excess of three years.

Cynthia L. Sullivan

     Employment Agreement. On March 20, 2001, the Company entered into an employment agreement with Cynthia L. Sullivan that sets forth the terms of her employment with the Company through March 9, 2006. During the term of her employment, the Company will pay Ms. Sullivan an annual minimum base salary of $275,000 and an annual bonus as determined by the Compensation Committee of the our Board of Directors, which in no event shall be less than 20% of the base salary. Ms. Sullivan shall be awarded a minimum of 150,000 stock options annually on the anniversary of the employment agreement. Under her employment agreement, Ms. Sullivan may participate in all benefit plans and programs to the extent she is eligible including medical and life insurance.

     Under the employment agreement, if Ms. Sullivan is terminated for Cause (as defined in the employment agreement), by reason of death, unavailability (as defined in the employment agreement), or by reason of voluntary resignation, then the Company shall pay Ms. Sullivan the base salary through such date of termination. If Ms. Sullivan is terminated for any other reason, then the Company shall continue for a period of four years Ms. Sullivan's medical and life insurance and shall pay Ms. Sullivan the sum of (i) the highest base salary paid to Ms. Sullivan during any of the prior three years, (ii) the highest bonus paid to Ms. Sullivan during the prior three years and (iii) the stock options that Ms. Sullivan would have otherwise received during the period commencing on the termination date and ending on the later of twenty-four months from the termination date and March 9, 2006 (such sum, collectively with the extension of benefits is referred to hereinafter as the "Severance Payment").


     In the event of a Change of Control (as defined in the employment agreement), all previous stock option grants made to Ms. Sullivan shall immediately vest. If, following the Change of Control, the Company does not agree to allow Ms. Sullivan to remain in her current capacity for a one year period before either consummating a new contract, or the election by Ms. Sullivan to be paid the Severance Payment, then her employment shall be terminated and the Company shall pay Ms. Sullivan the Severance Payment.

Relationships with The Center for Molecular Medicine and Immunology

     The Company's product development has involved, to varying degrees, Center for Molecular Medicine and Immunology, a not-for-profit specialized cancer research center, for the performance of certain basic research and patient evaluations, the results of which are made available to the Company pursuant to a collaborative research and license agreement. CMMI, which is funded primarily by grants from the NCI, is located in Belleville, New Jersey. Dr. Goldenberg is the founder, current President and a member of the Board of Trustees of CMMI. Dr. Goldenberg's employment agreement permits him to devote more of his time working for CMMI than for the Company. Certain of the Company's consultants have employment relationships with CMMI, and Dr. Hans Hansen, our emeritus executive officer is an adjunct member of CMMI. Despite these relationships, we believe CMMI is independent of Immunomedics, and CMMI's management and fiscal operations are the responsibility of CMMI's Board of Trustees.

     The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amount of approximately $205,000, $155,000 and $128,000 during the years ended June 30, 2002, 2001 and 2000, respectively. We also provide, at no cost to CMMI, laboratory materials and supplies. However, any inventions made independently of us at CMMI are the property of CMMI.

     During the fiscal years 2002 and 2001, the Company's Board of Directors authorized grants to CMMI of $214,000 and $200,000, respectively, to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI. During each of fiscal years 2001 and 2000, the Company also paid CMMI a license fee of $200,000.

IBC Pharmaceuticals

     In March 1999, IBC Pharmaceuticals, LLC ("IBC"), was formed as a joint venture between Immunomedics and Beckman Coulter to pursue the development of novel cancer radiotherapeutics using pre-targeting with bi-specific antibodies. The initial Immunomedics investment in the IBC joint venture consisted solely of intellectual property and was effected through the means of a second limited liability company, IMG Technology, LLC ("IMG"), which was formed together with Dr. Goldenberg. Pursuant to the terms of his employment agreement as discussed above, Dr. Goldenberg is entitled to a twenty percent (20%) interest any time Immunomedics contributes "unimproved assets" (as defined in his employment agreement) to other ventures such as the joint venture with Beckman Coulter. As a result, Dr. Goldenberg obtained a 20% profit interest in IMG Technology, which in turn owned approximately 48.79% of the membership interests in IBC, while Beckman Coulter owned 42.79% of the IBC membership interests. In connection with Dr. Goldenberg's receipt of an interest in IMG, Immunomedics recognized $182,000 of compensation expense in fiscal year 1999, based on the fair value of technology transferred. This is reflected as a minority interest in the June 30, 2001 consolidated balance sheet. Shortly after its formation, additional investors contributed approximately $3.3 million in cash to the IBC joint venture in exchange for Class B membership interests representing approximately 8.42% of the total membership interests outstanding. These investors included members of Dr. Goldenberg's family as well as persons affiliated with the original Coulter Corporation, a predecessor to Beckman Coulter.

     In May 2002, Immunomedics acquired all of the Class A membership interests owned by Beckman Coulter in exchange for (i) 138,900 shares of Immunomedics common stock which were valued at approximately $1,800,000 and (ii) a warrant to purchase an additional 150,000 shares of Immunomedics common stock at an exercise price of $65.00 per share, exercisable until the earlier of May 2007 or a change in control of Immunomedics, which was valued at approximately $850,000. This transaction was accounted for as a step acquisition. . In connection with this acquisition, the Company recorded a charge related to acquired in-process research and development of approximately $936,000, which was immediately expensed. At the date of acquisition none of the products under development by IBC Pharmaceuticals had achieved technological feasibility and none were being sold in the market. IBC Pharmaceuticals, Inc.-see below) consolidated with Immunomedics. As a result of this acquisition, Immunomedics controlled, directly and indirectly, all of the Class A membership interests in IBC and determined to reorganize IBC into a Delaware "C" corporation under the Internal Revenue Code. Other holders of IBC membership interests approved the reorganization. As a result of this acquisition, the financial statements of IBC Pharmaceuticals, Inc. are consolidated with Immunomedics.

     The IBC reorganization was completed in June 2002, when IBC Pharmaceuticals, LLC contributed all of its assets, and assigned all of its liabilities, to a newly formed Delaware corporation, IBC Pharmaceuticals, Inc., in exchange for shares of Series A Preferred Stock and Series B Preferred Stock. These shares of preferred stock were then distributed and IBC Pharmaceuticals, LLC and IMG Technology, LLC are in the process of being dissolved. Dr. Goldenberg also contributed 34,725 shares of Immunomedics common stock to IBC Pharmaceuticals, Inc. Such shares were valued at $458,370 and have been recorded as treasury stock. This treasury stock will be carried at cost as IBC Pharmaceuticals, Inc. is controlled by Immunomeeics.

     IBC reimbursed the Company for all of the research activities the Company conducted on the joint venture's behalf. For the fiscal years ended June 30, 2002, 2001 and 2000, the Company received reimbursements of $634,000, $418,000 and $348,000, respectively, from IBC with respect to these research activities.

     As of June 30, 2002, the shares of IBC Pharmaceuticals, Inc. were held as follows:
                                                                      Percentage
Stockholder            Holdings                                         of Total
-----------            --------                                       ----------
Immunomedics, Inc.     5,599,705 shares of Series A Preferred Stock       73.26%
Third Party Investors    643,701 shares of Series B Preferred Stock        8.42%
David M. Goldenberg    1,399,926 shares of Series C Preferred Stock       18.32%
                                                                         -------
                                                                         100.00%

     In the event of a liquidation, dissolution or winding up of IBC Pharmaceuticals, Inc., the Series A, B and C Preferred Stockholders would be entitled to $0.6902, $5.17 and $0.325 per share (subject to adjustment), respectively. The Series A and B stockholders would be paid ratably until fully satisfied. The Series C stockholders would be paid only after the Series A and B stockholders have been fully repaid. These liquidation payments would be made only to the extent the assets of IBC Pharmaceuticals, Inc. are sufficient to make such payments. A majority of the preferred stockholders, voting together as a single class, also have the right to require IBC Pharmaceuticals, Inc. to redeem their shares under certain circumstances beginning on June 30, 2007.
Immunomedics, as the holder of a majority of the preferred shares, has the ability to control whether or not this right is exercised.

     In fiscal 2002, Dr. Goldenberg received $55,000 in compensation for his services to IBC Pharmaceuticals. At July 1, 2002, Dr. Goldenberg was the sole director of IBC Pharmaceuticals, Inc., while Cynthia L. Sullivan, Gerard G. Gorman and Phyllis Parker served as the President, Treasurer and Secretary, respectively.

10.  License and Distribution Agreements

     On November 24, 1997, the Company entered into a Distribution Agreement with Eli Lilly Deutschland GmbH ("Lilly") pursuant to which Lilly packaged and distributed LeukoScan within the countries comprising the European Union and certain other countries subject to receipt of regulatory approvals. Also, effective April 6, 1998, Lilly began packaging and distributing CEA-Scan within the countries comprising the European Union. This agreement was terminated in December 2001.

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

     In May, 2002, the Company entered into a marketing and distribution agreement for Latin America with Teva-Tuteur of Buenos Aires, Argentina, a subsidiary of Teva Pharmaceutical Industries Ltd. Teva-Tuteur will be marketing the Company's CEA-Scan and LeukoScan diagnostic imaging products throughout Latin America.

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

     Pursuant to the Amgen Agreement, the Company received an up-front payment of $18,000,000 from Amgen on February 1, 2001, and may receive a supply fee (as discussed below), as well as additional clinical milestones and royalty payments upon the occurrence of certain future events. No such event has occurred to date.

     The up-front payment of $18,000,000 is being recognized, beginning February 2001, as revenue of $750,000 per month over a period of 24 months, which is the Company's best estimate of the period of time required for the parties to fulfill their obligations under the agreement. Accordingly, the Company recognized $9,000,000 and $3,750,000 as "License fee revenues" for the fiscal years 2002 and 2001, respectively. The remaining balance of $5,250,000 is recorded as "Deferred revenue" in the accompanying consolidated balance sheet at June 30, 2002.

     Amgen is also obligated to pay a supply fee to the Company for materials shipped by the Company to Amgen pursuant to the Amgen Agreement. The fee was originally payable at the point in time when Amgen is capable of manufacturing epratuzumab in quantities sufficient to satisfy its requirements for use in the conduct of all clinical trials deemed necessary by the U.S. Food and Drug

Administration for approval of its United States biologics license application. If the Company fails to comply with its supply obligations, then Amgen does not owe the supply fee. As of June 30, 2002, Amgen was not yet capable of producing such quantities of epratuzumab. However, Amgen and the Company have previously agreed that Amgen shall pay the Company for the materials shipped since inception of the Amgen Agreement. Accordingly, the Company invoiced Amgen in December 2001 approximately $2.2 million in payment of all shipments of materials made through December 31, 2001. Payment was received in January 2002 and has been recorded in the accompanying consolidated balance sheet as deferred revenue to be recognized at such time as the Company fulfills its supply obligations as set forth in the Amgen Agreement. Since January 1, 2002, the Company shipped an additional $972,000 worth of materials to Amgen that were not yet billed as of June 30, 2002.

     Costs incurred relating to the manufacture of the materials supplied to Amgen are recorded as research and development expense as incurred, as there is no assurance that such amounts will be reimbursed by Amgen in the future in the event that the Company fails to fully perform its obligations. The reimbursement amount for materials supplied to Amgen represents the approximate personnel and materials costs associated with the manufacturing of such materials. For the fiscal years ended June 30, 2002 and 2001, the Company incurred $2,036,000 and $1,162,000, respectively, of costs associated with supplying materials to Amgen as described above.

     In June, 2002, the Company granted a non-exclusive license to Daiichi Pure Chemicals Co. under Immunomedics' carcinoembryonic antigen (CEA) patents, which included an up-front payment and royalties. The Company recorded this up-front payment of $825,300 and royalty of $200,000 as license fee revenue in fiscal year 2002.

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

     Pursuant to the Agreement, Dr. Goldenberg may engage in other business, general investment and scientific activities, provided such activities do not materially interfere with the performance of any of his obligations under the Agreement, allowing for those activities he presently performs for CMMI and IBC (see Note 9). The Agreement extends the ownership rights of the Company, with an obligation to diligently pursue all ideas, discoveries, developments and products, in the entire medical field, which, at any time during his past or continuing employment by the Company (but not when performing services for CMMI), Dr. Goldenberg has made or conceived or hereafter makes or conceives, or the making or conception of which he has materially contributed to or hereafter contributes to, all as defined in the Agreement (collectively "Goldenberg Discoveries").

     Further, pursuant to the Agreement, Dr. Goldenberg will receive, subject to certain restrictions, incentive compensation of 0.5% on the first $75,000,000 of all defined annual net revenue of the Company and 0.25% on all such annual net revenue in excess thereof (collectively "Revenue Incentive Compensation"). With respect to the period that Dr. Goldenberg is entitled to receive Revenue Incentive Compensation on any given products, it will be in lieu of any other percentage compensation based on sales or revenue due him with respect to such products under this Agreement or the existing License Agreement between the Company and Dr. Goldenberg. With respect to any periods that Dr. Goldenberg is not receiving such Revenue Incentive Compensation for any products covered by patented Goldenberg Discoveries or by certain defined prior inventions of Dr. Goldenberg, he will receive 0.5% on cumulative annual net sales of, royalties, certain equivalents thereof, and, to the extent approved by the Board, other consideration received by the Company for such products, up to a cumulative annual aggregate of $75,000,000 and 0.25% on any cumulative annual aggregate in excess of $75,000,000 (collectively "Incentive Payments"). A $100,000 annual minimum payment will be paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments. For each of the years ended June 30, 2002, 2001 and 2000, the Company paid Dr. Goldenberg the minimum required payment of $100,000. Dr. Goldenberg will also receive a percent, not less than 20%, to be determined by the Board, of net consideration (including license fees) which the Company receives for any disposition, by sale, license or otherwise (discussions directed to which commence during the term of his employment plus three years) of any defined Undeveloped Assets of the Company which are not budgeted as part of the Company's strategic plan. Pursuant thereto, Dr. Goldenberg received his interest in IMG (See Note 9).

     On March 20, 2001, the Company and Cynthia L. Sullivan entered into a five-year employment agreement (the "Agreement") pursuant to which Ms. Sullivan has the option to terminate if the Company does not renew the Agreement by March 8, 2004. Pursuant to this agreement, Ms. Sullivan will receive an annual minimum base salary of $275,000, an annual bonus in an amount to be determined by the Board of Directors but in no event less than 20% of the base salary, an annual grant of stock options covering not less than 150,000 shares of common stock per year and certain other benefits and change of control protections.

     Immunomedics is obligated under an operating lease for facilities used for research and development, manufacturing and office space. In November 2001, the Company renewed for an additional term of twenty years expiring in October 2021 at a base annual rate of $545,000, which is fixed for the first five years and increases thereafter every five years, which includes an additional 15,000 square feet. Rental expense related to this lease was approximately $589,000, $441,000 and $441,000 in fiscal years 2002, 2001, and 2000, respectively.

Including the extension of the facility lease as described above, the minimum lease commitments for facilities are as follows for fiscal years:

                2003 .......................... $     545,000
                2004 .......................... $     545,000
                2005 .......................... $     545,000
                2006 .......................... $     545,000
                2007 .......................... $     552,000
                Thereafter..................... $  10,158,000

     Immunomedics is a party to various claims and litigation arising in the normal course of business. Management believes that the outcome of such claims and litigation will not have a material adverse effect on the Company's consolidated financial position and results of operations.

12.  Debt

     On October 28, 1998, the Company entered into an Equipment Financing Agreement with the New England Capital Corporation, pursuant to which the Company has received $450,000, at the interest rate of 9.52% per annum, to be repaid over a 36-month period. The proceeds of such financing were used to exercise the early purchase options for equipment previously leased through a master lease agreement. The financing was secured by various equipment and an irrevocable letter of credit in the amount of $225,000. The letter of credit was collateralized by a cash deposit of an equivalent amount which was included in "Other long- term assets" on the accompanying consolidated balance sheet at June 30, 2001. At June 30, 2002, the Company's indebtedness under this agreement was $0. In the fiscal years ended June 30, 2002, 2001 and 2000, the Company paid $1,683, $14,974 and $29,275, respectively, in interest under this agreement.

13.  Geographic Segments

     Immunomedics manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based diagnostics and therapeutics for cancer and infectious diseases, and it currently reports as a single industry segment. Immunomedics markets and sells its products in the U.S. and throughout Europe. During fiscal years 2002, 2001 and 2000, no product sales from a single customer exceeded 10% of consolidated product sales.

     The following table presents financial information based on the geographic location of the facilities of Immunomedics, Inc. as of and for the years ended:

                                    June 30, 2002
                                    -------------
                         United States          Europe               Total
                         -------------          ------               -----
Total assets             $ 51,894,497         $ 3,056,685        $ 54,951,182
Long-lived assets           6,557,904               3,997           6,561,901
Revenues                   11,593,974           2,692,787          14,286,761

                                    June 30, 2001
                                    -------------
                         United States           Europe               Total
                         -------------           ------               -----
Total assets             $ 57,249,298         $ 2,407,939        $ 59,657,237
Long-lived assets           3,387,350               7,960           3,395,310
Revenues                    5,818,617           2,581,176           8,399,793

                                    June 30, 2000
                                    -------------
                         United States           Europe               Total
                         -------------           ------               -----
Total assets             $ 47,297,628         $   728,509        $ 48,026,137
Long-lived assets           3,943,786              26,894           3,970,680
Revenues                    2,441,087           2,336,107           4,777,194

14.  Quarterly Results of Operations (Unaudited)

                                                                 Three Months Ended

                          June 30     March 31     Dec. 31     Sept. 30     June 30    March 31     Dec. 31   Sept. 30
                            2002        2002         2001        2001         2001       2001         2000      2000
                          -------     -------      -------      -------     -------    -------      -------   -------

(In thousands, except for per share amounts)

Consolidated Statements
 of Operations Data:

Revenues                  $ 4,302     $ 3,283      $ 3,360     $ 3,342      $ 3,532     $ 2,391     $ 1,097   $ 1,380

Gross profit (1)              809         790          705         814          707         678         599     1,157

Income tax benefit              -       1,205            -           -            -         803           -         -

Net loss                   (2,687)       (296)        (582)       (182)        (538)        (36)     (2,696)   (1,481)

Net loss per common
 share allocable to
 common stockholders      $ (0.05)   $  (0.01)    $  (0.01)   $  (0.00)    $  (0.01)    $ (0.00)   $ (0.05)  $  (0.03)

Weighted average number
 of common shares out-
 standing                  49,800      49,706       49,565      49,538       49,526      49,521      49,502     49,444


(1)  Gross profit is calculated as product sales less cost of goods sold.


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Immunomedics, Inc.:

We have audited the accompanying consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immunomedics, Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                    KPMG LLP

Princeton, New Jersey
August 9, 2002

Item 9 -- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


                                    PART III

Item 10 -- Directors and Executive Officers of the Registrant

     The response to this item is incorporated by reference from the discussion responsive thereto in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on December 4, 2002.


Item 11 -- Executive Compensation

     The response to this item is incorporated by reference from the discussion responsive thereto in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on December 4, 2002.


Item 12 -- Security Ownership of Certain Beneficial Owners and Management

     Except as set forth below, the response to this item is incorporated by reference from the discussion responsive thereto in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on December 4, 2002.

     Equity Plan Compensation Information

     The following table provides information as of June 30, 2002 about our Common Stock that may be issued upon the exercise of options under our existing equity compensation plans, including the 1992 Stock Option Plan and the 2002 Stock Option Plan.


-------------------------------- ------------------------------ ----------------------------- ---------------------------------
                                                                                                Available for Future Issuance
                                  Number of Securities to be                                  Under Equity Compensation Plans
                                    Issued Upon Exercise of      Weighted-Average Exercise    (Excluding Securities Reflected
         Plan Category                Outstanding Options       Price of Outstanding Options           in Column (a))
-------------------------------- ------------------------------ ----------------------------- ---------------------------------

                                              (a)                           (b)                             (c)
-------------------------------- ------------------------------ ----------------------------- ---------------------------------
Equity compensation plans
approved by security
holders                                    3,174,250                       $11.30                        3,634,125
-------------------------------- ------------------------------ ----------------------------- ---------------------------------
Equity compensation plans
not approved by security
holders                                      0 (1)                           --                              0
-------------------------------- ------------------------------ ----------------------------- ---------------------------------
Total                                      3,174,250                       $11.30                        3,634,125
-------------------------------- ------------------------------ ----------------------------- ---------------------------------

(1)      We do not have any compensation plans under which equity securities are authorized for issuance which have not been approved by our stockholders.


Item 13 -- Certain Relationships and Related Transactions

     Except as set forth below, the response to this item is incorporated by reference from the discussion responsive thereto in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on December 4, 2002.

Certain Relationships and Related Party Transactions

     Certain of our affiliates, including members of our senior management and Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with us and our affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Scientific Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, and certain companies with which we do business, including the Center for Molecular Medicine and Immunology, and IBC Pharmaceuticals, LLC. In addition, our executive vice president, Dr. Ivan D. Horak, is married to one of our other employees.

     As a result of these and other relationships, the potential for both real and perceived conflicts of interest exists, and disputes could arise over the allocation of research projects and ownership of intellectual property rights. In addition, in the event that we become involved in stockholder litigation regarding these potential conflicts, we might be required to devote significant resources and management time defending these claims, which could adversely affect our results of operations.

Dr. David M. Goldenberg

     Dr. David M. Goldenberg was an original founder of our company over twenty years ago and continues to play a critical role in our business. He currently serves as Chairman of our Board of Directors and Chief Scientific Officer, and is married to our Chief Executive Officer, Cynthia L. Sullivan. Dr. Goldenberg is a party to a number of agreements with our company involving not only his services, but also intellectual property owned by him. In addition, Dr. Goldenberg performs services for one of our subsidiaries, IBC Pharmaceuticals, Inc., as well as other businesses with which we are affiliated.

     If we were to lose the services of Dr. Goldenberg our business and prospects would be materially and adversely affected.

     License Agreement. Pursuant to a License Agreement between us and Dr. Goldenberg, certain patent applications owned by Dr. Goldenberg were licensed to us at the time of our formation in exchange for a royalty in the amount of 0.5% of the first $20,000,000 of annual net sales of all products covered by any of such patents and 0.25% of annual net sales of such products in excess of $20,000,000. Five of the licensed United States patents have since expired. In November 1993 the ownership rights of Immunomedics were extended as part of Dr. Goldenberg's employment agreement, with Immunomedics agreeing to diligently pursue all ideas, discoveries, developments and products, into the entire medical field, which, at any time during his past or continuing employment by Immunomedics (but not when performing services for CMMI - see below), Dr. Goldenberg has made or conceived or hereafter makes or conceives, or the making or conception of which he has materially contributed to or hereafter contributes to, all as defined in the Employment Agreement.

     Employment Agreement. Pursuant to the terms of his employment agreement as currently in effect, Dr. Goldenberg is entitled to receive incentive compensation equal to one-half of one percent (0.5%) on the first $75.0 million of all Annual Net Revenue (as defined therein ) of Immunomedics, and one-quarter of one percent (0.25%) on all such Annual Net Revenue in excess thereof. Annual Net Revenue is defined to include the proceeds of certain dispositions of assets or interests therein, including royalties, certain equivalents thereof and, to the extent approved by the Board of Directors, non-royalty license fees.

     Dr. Goldenberg is also entitled to receive Revenue Incentive Compensation during the period of his actual employment with us, and for a period of three years thereafter, unless he unilaterally terminates his employment without cause or is terminated for cause. With respect to the period that Dr. Goldenberg is entitled to receive Revenue Incentive Compensation on any given products, it will be in lieu of any other percentage compensation based on sales or revenue due him with respect to such products under his employment agreement or the license agreement. With respect to any periods that Dr. Goldenberg is not receiving such Revenue Incentive Compensation, he is entitled to receive one-half of one percent (0.5%) on cumulative annual net sales of, royalties on, certain equivalents thereof, and, to the extent approved by the Board of Directors, other consideration received by Immunomedics for such products, up to a cumulative annual aggregate of $75,000,000, and one-quarter of one percent (0.25%) on any cumulative Annual Net Revenue in excess of $75,000,000. A $100,000 annual minimum payment must be paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments and the License Agreement.

     The terms of his employment agreement also provide that Dr. Goldenberg is entitled to receive a percent, not less than twenty percent (20%), as determined in good faith by the Board of Directors, of net consideration (including, without limitation, license fees) which Immunomedics receives in connection with any disposition by sale, license or otherwise, of any Undeveloped Assets (as defined therein ) which are not budgeted as part of our strategic plan. Pursuant to this provision, Dr. Goldenberg received a 20% profit interest in the membership interests originally acquired by us in connection with the formation of the IBC Pharmaceuticals joint venture with Beckman Coulter in March 1999. Dr. Goldenberg also is compensated by IBC Pharmaceuticals as discussed in greater detail below.

     Dr. Goldenberg is not entitled to any incentive compensation with respect to any products, technologies or businesses acquired from third parties for a total consideration in excess of $5,000,000, unless we had made a material contribution to the invention or development of such products, technologies or businesses prior to the time of acquisition. Except as affected by a Change in Control (as defined therein) or otherwise approved by the Board of Directors, Dr. Goldenberg will also not be entitled to any Revenue Incentive Compensation or Incentive Payments other than the Annual Minimum Payment with respect to any time during the period of his employment (plus three years, unless employment is terminated by mutual agreement or by Dr. Goldenberg's death or permanent disability) that he is not the direct or beneficial owner of shares of our voting stock with an aggregate market value of at least twenty times his defined annual cash compensation.

     Finally, it is a condition to his employment agreement that Dr. Goldenberg be permitted to continue his involvement with CMMI as discussed in greater detail below.

     In 2001, Dr. Goldenberg's employment agreement was extended for an additional five-year period, expiring on June 30, 2006.

     The foregoing summary of the material terms of Dr. Goldenberg's license agreement, employment agreement and severance agreement is qualified in its entirety by reference to the actual agreements, each of which has been filed with the U.S. Securities and Exchange Commission and is available free of charge through the Commission's web site located at www.sec.gov.

     Life Insurance. We have also agreed with Dr. Goldenberg to maintain in effect for his benefit a $2,000,000 whole life insurance policy. If Dr. Goldenberg retires from the Company on or after his agreed retirement, or if his employment ends because of permanent disability, we must pay all then outstanding loans, if any, made under such policy, and assign such policy to Dr. Goldenberg in consideration of the services previously rendered by Dr. Goldenberg to the Company. If the employment of Dr. Goldenberg ends for any other reason, except for cause, Dr. Goldenberg has the option to purchase such policy for a price mutually agreed upon by him and the Board of Directors, but not to exceed the cash value thereof less any outstanding policy loans, or he may purchase such policy at its full cash value, less any outstanding loans, with the purchase price to the paid out of the proceeds of the policy or any earlier payment or withdrawal of all or any portion of its net cash value. The Company also currently maintains $4,000,000 of key man life insurance on Dr. Goldenberg for the benefit of the Company.

     Additionally, a trust created by Dr. Goldenberg has purchased a $10,000,000 whole life policy on his life. The policy provides funds which may be used to assist Dr. Goldenberg's estate in settling estate tax obligations, and thus potentially reducing the number of shares of the Common Stock the estate may be required to sell over a short period of time to raise funds to satisfy such tax obligations. During what is estimated to be a 15-year period, the Company is obligated to pay $143,000 per year towards premiums, compared to an equivalent $250,000 commitment under the previous policies, in addition to amounts required to be paid by Dr. Goldenberg. The Company has an interest in this new policy up to the cumulative amount of premium payments made by it under the old and new policies, which, through June 30, 2002, amounted to $1,837,400. If Dr.
Goldenberg's employment terminates, and the policy is not maintained, the Company would receive payment of only its invested cumulative premiums, up to the amount of cash surrender value in the policy.

     Severance Agreement. In June 2002, the Board of Directors approved (with Dr. Goldenberg and Ms. Sullivan abstaining) a severance agreement for Dr. Goldenberg pursuant to which we are required, under certain circumstances upon his termination for any reason, including as a result of his disability or a change in control of the Company, to sell to Dr. Goldenberg's family partnership a $10.0 million life insurance policy we have purchased insuring his life. In addition, if Dr. Goldenberg is terminated upon his disability or a change in control of the Company within six years of the date of the agreement, we will reimburse him for the total purchase price of the life insurance policy. If he is terminated for any other reason, whether voluntarily or involuntarily, we will reimburse him for 50% of the purchase price, so long he has remained employed by us for three years after the agreement, plus an additional amount for each month of service in excess of three years.

Cynthia L. Sullivan

     Employment Agreement. On March 20, 2001, we entered into an employment agreement with Cynthia L. Sullivan that sets forth the terms of her employment with the Company through March 9, 2006. During the term of her employment, we will pay Ms. Sullivan an annual minimum base salary of $275,000 and an annual bonus as determined by the Compensation Committee of the our Board of Directors, which in no event shall be less than 20% of the base salary. Ms. Sullivan shall be awarded a minimum of 150,000 stock options annually on the anniversary of the employment agreement. Under her employment agreement, Ms. Sullivan may participate in all benefit plans and programs to the extent she is eligible including medical and life insurance.

     Under the employment agreement, if Ms. Sullivan is terminated for Cause (as defined in the employment agreement), by reason of death, unavailability (as defined in the employment agreement), or by reason of voluntary resignation, then we shall pay Ms. Sullivan the base salary through such date of termination. If Ms. Sullivan is terminated for any other reason, then we shall continue for a period of four years Ms. Sullivan's medical and life insurance and shall pay Ms. Sullivan the sum of (i) the highest base salary paid to Ms. Sullivan during any of the prior three years, (ii) the highest bonus paid to Ms. Sullivan during the prior three years and (iii) the stock options that Ms. Sullivan would have otherwise received during the period commencing on the termination date and ending on the later of twenty-four months from the termination date and March 9, 2006 (such sum, collectively with the extension of benefits is referred to hereinafter as the "Severance Payment").

     In the event of a Change of Control (as defined in the employment agreement), all previous stock option grants made to Ms. Sullivan shall immediately vest. If, following the Change of Control, we do not agree to allow Ms. Sullivan to remain in her current capacity for a one year period before either consummating a new contract, or the election by Ms. Sullivan to be paid the Severance Payment, then her employment shall be terminated and we shall pay Ms. Sullivan the Severance Payment.

Relationships with The Center for Molecular Medicine and Immunology

     Our product development has involved, to varying degrees, Center for Molecular Medicine and Immunolgy, a not-for-profit specialized cancer research center, for the performance of certain basic research and patient evaluations, the results of which are made available to us pursuant to a collaborative research and license agreement. CMMI, which is funded primarily by grants from the NCI, is located in Belleville, New Jersey. Dr. Goldenberg is the founder, current President and a member of the Board of Trustees of CMMI. Dr. Goldenberg's employment agreement permits him to devote more of his time working for CMMI than for us. Certain of our consultants have employment relationships with CMMI, and Dr. Hans Hansen, our emeritus executive officer, is an adjunct member of CMMI. Despite these relationships, we believe CMMI is independent of Immunomedics, and CMMI's management and fiscal operations are the responsibility of CMMI's Board of Trustees.

     We have reimbursed CMMI for expenses incurred on behalf of us, including amounts incurred pursuant to research contracts, in the amount of approximately $205,000, $155,000 and $128,000 during the years ended June 30, 2002, 2001 and
2000, respectively. We also provide, at no cost to CMMI, laboratory materials and supplies. However, any inventions made independently of us at CMMI are the property of CMMI.

     During the fiscal years 2002 and 2001, our Board of Directors authorized grants to CMMI of $214,000 and $200,000, respectively, to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI. During each of fiscal years 2001 and 2000, the Company also paid CMMI a license fee of $200,000.


IBC Pharmaceuticals

     In March 1999, IBC Pharmaceuticals, LLC was formed as a joint venture between Immunomedics and Beckman Coulter to pursue the development of novel cancer radiotherapeutics using pre-targeting with bi-specific antibodies. The initial Immunomedics investment in the IBC joint venture consisted solely of intellectual property and was effected through the means of a second limited liability company, IMG Technology, LLC, which was formed together with Dr. Goldenberg. Pursuant to the terms of his employment agreement as discussed above, Dr. Goldenberg is entitled to a twenty percent (20%) interest any time Immunomedics contributes "unimproved assets" (as defined in his employment agreement) to other ventures such as the joint venture with Beckman Coulter. As a result, Dr. Goldenberg obtained a 20% profit interest in IMG Technology, which in turn owned approximately 48.79% of the membership interests in IBC, while Beckman Coulter owned 42.79% of the membership interests. Shortly after its formation, additional investors contributed approximately $3.3 million in cash to the IBC joint venture in exchange for Class B membership interests representing approximately 8.42% of the total membership interests outstanding. These investors included members of Dr. Goldenberg's family as well as persons affiliated with the original Coulter Corporation, a predecessor to Beckman Coulter.

     In May 2002, Immunomedics was able to acquire all of the Class A membership interests owned by Beckman Coulter in exchange for (i) 138,900 shares of Immunomedics common stock and (ii) a warrant to purchase an additional 150,000 shares of Immunomedics common stock at an exercise price of $65.00 per share, exercisable until the earlier of May 2007 or a change in control of Immunomedics. As a result of this acquisition, Immunomedics controlled, directly and indirectly, all of the Class A membership interests in IBC and determined to reorganize IBC into a Delaware "C" corporation under the Internal Revenue Code. Other holders of IBC membership interests approved the reorganization.

     The IBC reorganization was completed in June 2002, when IBC Pharmaceuticals, LLC contributed all of its assets, and assigned all of its liabilities, to a newly formed Delaware corporation, IBC Pharmaceuticals, Inc., in exchange for shares of Series A Preferred Stock and Series B Preferred Stock. These shares of preferred stock were then distributed and IBC Pharmaceuticals, LLC and IMG Technology, LLC are in the process of being dissolved. Dr. Goldenberg also contributed 34,725 shares of Immunomedics common stock to IBC Pharmaceuticals, Inc. In addition to these shares of Immunomedics common stock, at June 30, 2002, IBC Pharmaceuticals, Inc. held approximately $1.7 million in cash and marketable securities.

     IBC reimbursed us for all of the research activities we conducted on the joint venture's behalf. For the fiscal years ended June 30, 2002, 2001 and 2000, we received reimbursements of $634,000, $418,000 and $348,000, respectively, from IBC with respect to these research activities.

     As of June 30, 2002, the shares of IBC Pharmaceuticals, Inc. were held as follows:

                                                                      Percentage
Stockholder            Holdings                                         of Total
-----------            --------                                       ----------
Immunomedics, Inc.     5,599,705 shares of Series A Preferred Stock       73.26%
Third Party Investors    643,701 shares of Series B Preferred Stock        8.42%
David M. Goldenberg    1,399,926 shares of Series C Preferred Stock       18.32%
                                                                         -------
                                                                         100.00%

     In fiscal 2002 Dr. Goldenberg received $55,000 in compensation for his services to IBC Pharmaceuticals.

     At  July  1,  2002,   Dr.   Goldenberg   was  the  sole   director  of  IBC
Pharmaceuticals, Inc., while Cynthia L. Sullivan, Gerard G. Gorman and Phyllis Parker served as the President, Treasurer and Secretary, respectively.

                                    PART IV

Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this Report:

1.   Consolidated Financial Statements:

     Consolidated Balance Sheets - June 30, 2002 and 2001
     Consolidated  Statements of Operations and Comprehensive Loss for the years ended June 30, 2002, 2001 and 2000
     Consolidated  Statements of Changes in  Stockholders'  Equity for the years ended June 30, 2002, 2001 and 2000
     Consolidated  Statements  of Cash Flows for the years ended June 30,  2002,
          2001 and 2000
     Notes to Consolidated Financial Statements
     Independent Auditors' Report - KPMG LLP

2.   Financial Statement Schedules:

     All schedules have been omitted because of the absence of conditions under which they would be required or because the required information is included in the financial statements or the notes thereto.

3.1(a) Certificate of Incorporation of the Company,  as filed with the Secretary of State of the State of Delaware on July 6, 1982 (c)
3.1(b) Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on April 4, 1983 (c)
3.1(c) Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 14, 1984 (c)
3.1(d) Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 19, 1986 (c)
3.1(e) Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 17, 1986 (c)
3.1(f) Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 21, 1990 (d)
3.1(g) Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 7, 1992 (g)
3.1(h) Certification of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 7, 1996 (k)
3.1(i) Amended and Restated Certificate of Designations,  Preferences and Rights
     of Series F Convertible Preferred Stock of Immunomedics, Inc. (p)
3.1(j)* Certificate of  Designation of Series G Junior  Participating  Preferred
     Stock of the Company, as filed with the Secretary of State of the State of Delaware on March 15, 2002
3.2* Amended and Restated By-Laws of the Company
4.1* Specimen Certificate for Common Stock
4.2  Common Stock Purchase Warrant issued to Cripple Creek Securities, LLC (m)
4.3 Form of additional Common Stock Purchase Warrant issuable to Cripple Creek Securities, LLC (m)
4.4 Rights Agreement, dated as of March 4, 2002, between the Company and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate (u)
4.5 Warrant For the Purchase of Shares of Common Stock of the Company, dated as of May 23, 2002 (v)
10.1# Immunomedics, Inc. 401(k) Retirement Plan (b)
10.2# Immunomedics, Inc. 1992 Stock Option Plan (k)
10.3*# Immunomedics, Inc. 2002 Stock Option Plan, as amended

10.4# Executive Supplemental Benefits Agreement with David M. Goldenberg,  dated as of July 18, 1986 (b)
10.5# Amended and Restated Employment Agreement, dated November 1, 1993, between the Company and Dr. David M. Goldenberg (h)
10.6# Amendment No. 2 to the Amended and Restated Employment Agreement, dated as of July 1, 2001 between the Company and Dr. David M. Goldenberg (t)
10.7*# David M.  Goldenberg  Severance  Agreement,  dated  as of June 18,  2002, between David M. Goldenberg and the Company
10.8# Employment  Agreement, dated  March 10,  2001,  between  the  Company  and
     Cynthia L. Sullivan (s)
10.9 Exclusive License Agreement with David M. Goldenberg, dated as of July 14, 1982 (a)
10.10 Amended and Restated  License  Agreement among the Company, CMMI and David
     M. Goldenberg, dated December 11, 1990 (e)
10.11 Amendment, dated March 11, 1995, to the Amended and Restated License Agreement among the Company, CMMI, and David M. Goldenberg, dated December 11, 1990 (i)
10.12 License Agreement, dated as of January 21, 1997, between the Company and Center for Molecular Medicine and Immunology, Inc. (l)
10.13 License Agreement, dated March 5, 1999, by and between the Company and IBC Pharmaceuticals, LLC (q)
10.14 Development and License Agreement, dated December 17, 2001, between the Company and Amgen, Inc. (Confidentiality treatment has been granted for certain portions of the Agreement) (r)
10.15 Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc., dated May, 1983 (a)
10.16 Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992 (f)
10.17 Manufacturing Agreement, dated as of April 4, 1996, between the Company and SP Pharmaceuticals, formerly the Oncology Division of Pharmacia & Upjohn (Confidential treatment has been granted for certain portions of the Agreement) (j)
10.18 Distribution Agreement, dated as of November 24, 1997, between the Company and Eli Lilly Deutschland GmbH (Confidential treatment has been granted for certain portions of the Agreement) (n)
10.19 Distribution and Product Services Agreement, dated as of May 15, 1998, between the Company and Integrated Commercialization Solutions, Inc. (Confidentiality treatment has been granted for certain portions of the Agreement) (n)
10.20 Operating Agreement, dated March 5, 1999, by and among IMG Technology, LLC, Beckman Coulter Corporation and the investors named therein (q)
10.21 Operating Agreement, dated March 5, 1999, by and among IMG Technology, LLC and David M. Goldenberg (q)
10.22 Contract for Services dated effective as of January 1, 2002 between the Company and Logosys Logistik GmbH (t)
10.23 Registration Rights Agreement, dated as of May 21, 2002, between the Company and Beckman Coulter, Inc. (v)
10.24* Contribution and Assignment Agreement, dated as of June 30, 2002, between
     IBC Pharmaceuticals, LLC and IBC Pharmaceuticals, Inc.
21.1* Subsidiaries of the Company
23.1* Independent Accountants' Consent--KPMG LLP

____________________________

(a) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-1 effective October 6, 1983 (Commission File No. 2-84940)
(b) Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1986
(c) Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990

(d) Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December31, 1990
(e) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-2 effective July 24, 1991 (Commission File No. 33-41053)
(f) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-2 effective January 30, 1992 (Commission File No. 33-44750)
(g) Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993
(h) Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993
(i) Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995
(j) Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996
(k) Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996
(l) Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996
(m) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3, as filed with the Commission on January 29, 1998
(n) Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997
(o) Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998
(p) Incorporated by reference from the Exhibits to the Company's Current Report on Form 8-K, dated December 15, 1998
(q) Incorporated by reference from the Exhibits to the Company's Current Report on Form 8-K, dated March 23, 1999
(r) Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q (as amended) for the fiscal quarter ended March 31, 2001
(s) Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001
(t) Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001
(u) Incorporated by reference from the Exhibits to the Company's Current Report on Form 8-K, dated March 8, 2002
(v) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3, as filed with the Commission on June 12, 2002

*    Filed herewith
# Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report

(b)    Reports on Form 8-K

     During the quarter ended June 30, 2002, we filed two current reports on Form 8-K. The first, dated May 28, 2002, announced that we purchased from Beckman Coulter, Inc. its membership interests in IBC Pharmaceuticals, LLC. The second, dated May 31, 2002, amends our prior disclosure on March 1, 2002 of the decision by our Chairman and Chief Scientific Officer to enter into a written stock selling plan in accordance with SEC Rule 10b5-1.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              IMMUNOMEDICS, INC.


Date: September 30, 2002                      By:    /s/ CYNTHIA L. SULLIVAN
                                              ----------------------------------
                                                         Cynthia L. Sullivan
                                              President, Chief Executive Officer
                                                        and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature            Title                                  Date
         ---------            -----                                  ----
/s/ DAVID M. GOLDENBERG       Chairman                        September 30, 2002
-----------------------
    David M. Goldenberg

/s/ CYNTHIA L. SULLIVAN       President, Chief                September 30, 2002
-----------------------       Executive Officer
    Cynthia L. Sullivan       and Director
                              (Principal Executive Officer)

/s/ MARVIN E. JAFFE           Director                        September 30, 2002
-----------------------
    Marvin E. Jaffe

/s/ RICHARD R. PIVIROTTO      Director                        September 30, 2002
------------------------
    Richard R. Pivirotto

/s/ MORTON COLEMAN            Director                        September 30, 2002
------------------------
    Morton Coleman

/s/ MARY PAETZOLD             Director                        September 30, 2002
------------------------
     Mary Paetzold

/s/ GERARD G. GORMAN          Vice President Finance and      September 30, 2002
------------------------      Chief Financial Officer
    Gerard G. Gorman          (Principal Financial
                              and Accounting Officer)

                                 CERTIFICATIONS

I, Cynthia L. Sullivan, President and Chief Executive Officer of Immunomedics, Inc., certify that:

     1.   I have reviewed this annual report on Form 10-K of Immunomedics, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

/s/  CYNTHIA L. SULLIVAN
____________________________________
Cynthia L. Sullivan
President and Chief Executive Officer of Immunomedics, Inc.


I, Gerard G. Gorman, Vice President Finance and Chief Financial Officer of Immunomedics, Inc., certify that:

     1.   I have reviewed this annual report on Form 10-K of Immunomedics, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 30, 2002

/s/  GERARD G. GORMAN
____________________________________
Gerard G. Gorman
Vice President Finance and Chief Financial Officer of Immunomedics, Inc.

                                  EXHIBIT LIST
                 (excludes documents incorporated by reference)


  3.1(j)  Certificate  of  Designation  of  Series  G  Junior   Participating
          Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on March 15, 2002

  3.2     Amended and Restated By-Laws of the Company

  4.1     Specimen Certificate for Common Stock

  10.3    Immunomedics, Inc. 2002 Stock Option Plan, as amended

  10.7 David M. Goldenberg Severance Agreement, dated as of June 18, 2002, between David M. Goldenberg and the Company

  10.24 Contribution and Assignment Agreement, dated as of June 30, 2002, between IBC Pharmaceuticals, LLC and IBC Pharmaceuticals, Inc.

  21.1    Subsidiaries of the Company

  23.1    Independent Accountants' Consent--KPMG LLP

                                                                  EXHIBIT 3.1(j)



               CERTIFICATE OF DESIGNATION, PREFERENCES, AND RIGHTS

                                       OF

                  SERIES G JUNIOR PARTICIPATING PREFERRED STOCK

                                       OF

                               IMMUNOMEDICS, INC.


     Immunomedics,  Inc.,  Inc., a corporation  organized and existing under the

General  Corporation  Law of the  State  of  Delaware  (hereinafter  called  the

"Corporation"),  hereby  certifies that the following  resolution was adopted by the Board of  Directors  of the  Corporation  as  required by Section 151 of the

General Corporation Law at a meeting duly called and held on February 28, 2002:


     RESOLVED, that pursuant to the authority granted to and vested in the Board of Directors of this Corporation (hereinafter called the "Board of Directors" or the "Board") in accordance with the provisions of the Certificate of Incorporation of the Corporation (the "Certificate of Incorporation"), the Board of Directors hereby creates a series of Preferred Stock, par value $0.01 per share (the "Preferred Stock"), of the Corporation and hereby states the designation and number of shares, and fixes the relative rights, preferences, and limitations thereof as follows:

     Section 1. Designation and Amount. The shares of this series shall be designated as "Series G Junior Participating Preferred Stock" (the "Series G Preferred Stock") and the number of shares constituting the Series G Preferred Stock shall be 100,000. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Series G Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Corporation convertible into Series G Preferred Stock.

     Section 2. Dividends and Distributions.

          (A) Subject to the rights of the holders of any shares of any series of Preferred Stock (or any other stock) ranking prior and superior to the Series G Preferred Stock with respect to dividends, the holders of shares of Series G Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September and December in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series G Preferred Stock, in an amount (if any) per share (rounded to the nearest cent), subject to the provision for adjustment hereinafter set forth, equal to 1,000 times the aggregate per share amount of all cash dividends, and 1,000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions, other than a dividend payable in shares of Common Stock, par value $0.01 per share (the "Common Stock"), of the Corporation or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock since the immediately preceding Quarterly Dividend Payment Date or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series G Preferred Stock. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount to which holders of shares of Series G Preferred Stock were entitled immediately prior to such event under the preceding sentence shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

          (B) The Corporation shall declare a dividend or distribution on the Series G Preferred Stock as provided in paragraph (A) of this Section immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock).

          (C) Dividends due pursuant to paragraph (A) of this Section shall begin to accrue and be cumulative on outstanding shares of Series G Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Series G Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Series G Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Series G Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be not more than 60 days prior to the date fixed for the payment thereof.

     Section 3. Voting Rights. The holders of shares of Series G Preferred Stock shall have the following voting rights:

          (A) Subject to the provision for adjustment hereinafter set forth, each share of Series G Preferred Stock shall entitle the holder thereof to 1,000 votes on all matters submitted to a vote of the stockholders of the Corporation. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the number of votes per share to which holders of shares of Series G Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

          (B) Except as otherwise provided in the Restated Certificate of Incorporation, including any other Certificate of Designations creating a series of Preferred Stock or any similar stock, or by law, the holders of shares of Series G Preferred Stock and the holders of shares of Common Stock and any other capital stock of the Corporation having general voting rights shall vote together as one class on all matters submitted to a vote of stockholders of the Corporation.

          (C) Except as set forth herein, or as otherwise required by law, holders of Series G Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.

     Section 4. Certain Restrictions.

          (A) Whenever quarterly dividends or other dividends or distributions payable on the Series G Preferred Stock as provided in Section 2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series G Preferred Stock outstanding shall have been paid in full, the Corporation shall not:

               (i) declare or pay dividends, or make any other distributions, on any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series G Preferred Stock;

               (ii) declare or pay dividends, or make any other distributions, on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series G Preferred Stock, except dividends paid ratably on the Series G Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled; or

               (iii) redeem or purchase or otherwise acquire for consideration shares of any stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series G Preferred Stock, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such junior stock in exchange for shares of any stock of the Corporation ranking junior (as to dividends and upon dissolution, liquidation or winding up) to the Series G Preferred Stock.

          (B) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under paragraph (A) of this
     Section 4, purchase or otherwise acquire such shares at such time and in such manner.

     Section 5. Reacquired Shares. Any shares of Series G Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and canceled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock subject to the conditions and restrictions on issuance set forth herein or in the Restated Certificate of Incorporation, including any Certificate of Designations creating a series of Preferred Stock or any similar stock, or as otherwise required by law.

     Section 6. Liquidation, Dissolution or Winding Up. Upon any liquidation, dissolution or winding up of the Corporation the holders of shares of Series G Preferred Stock shall be entitled to receive an aggregate amount per share, subject to the provision for adjustment hereinafter set forth, equal to 1,000 times the aggregate amount to be distributed per share to holders of shares of Common Stock plus an amount equal to any accrued and unpaid dividends. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the aggregate amount to which holders of shares of Series G Preferred Stock were entitled immediately prior to such event under the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     Section 7. Consolidation, Merger, Etc. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case each share of Series G Preferred Stock shall at the same time be similarly exchanged or changed into an amount per share, subject to the provision for adjustment hereinafter set forth, equal to 1,000 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Series G Preferred Stock shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     Section 8. Amendment. The Restated Certificate of Incorporation shall not be amended in any manner, including in a merger or consolidation, which would alter, change, or repeal the powers, preferences or special rights of the Series G Preferred Stock so as to affect them adversely without the affirmative vote of the holders of at least two-thirds of the outstanding shares of Series G Preferred Stock, voting together as a single class.

     Section 9. Rank. The Series G Preferred Stock shall rank, with respect to the payment of dividends and upon liquidation, dissolution and winding up, junior to all series of Preferred Stock.







                           [INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, this Certificate of Designation is executed on behalf of the Corporation by its duly authorized officer this 15th day of March, 2002.


                               IMMUNOMEDICS, INC.



                               By: /s/ Cynthia L. Sullivan
                                   -----------------------
                                   Name:  Cynthia L. Sullivan
                                   Title:  President and Chief Executive Officer

                                                                     EXHIBIT 3.2


                                     BY-LAWS

                                       OF

                               IMMUNOMEDICS, INC.

                            (A Delaware Corporation)

               Adopted by the Board of Directors on June 12, 2002


                                    ARTICLE 1

                                   DEFINITIONS

     As used in these By-Laws, unless the context otherwise requires, the term:

     1.1 "Assistant Secretary" means an Assistant Secretary of the Corporation.

     1.2 "Assistant Treasurer" means an Assistant Treasurer of the Corporation.

     1.3 "Board" means the Board of Directors of the Corporation.

     1.4 "By-Laws" means the by-laws of the Corporation, as amended from time to time.

     1.5 "Certificate of Incorporation" means the certificate of incorporation of the Corporation, as amended, supplemented or restated from time to time.

     1.6 "Chairman" means the Chairman of the Board of the Corporation.

     1.7 "Chief Executive Officer" means the Chief Executive Officer of the Corporation.

     1.8 "Corporate Officer" means an officer of the Corporation elected by the Board and designated by the Board as a corporate officer.

     1.9 "Corporation" means Immunomedics, Inc., a Delaware corporation.

     1.10 "Directors" means members of the Board.

     1.11 "Full Board" means the total number of directors of the Board.

     1.12 "General Corporation Law" means the General Corporation Law of the State of Delaware, as amended from time to time.

     1.13 "Office of the Corporation" means the executive office of the Corporation, anything in Section 131 of the General Corporation Law to the contrary notwithstanding.

     1.14 "President" means the President of the Corporation.

     1.15 "Secretary" means the Secretary of the Corporation.

     1.16 "Stockholders" means stockholders of the Corporation.

     1.17 "Treasurer" means the Treasurer of the Corporation.

     1.18 "Vice Chairman means a Vice Chairman of the Corporation.

     1.19 "Vice President" means a Vice President of the Corporation.

     1.20 "Votes of the Total Outstanding Shares" means the votes to which the holders of all of the outstanding shares of the Corporation are entitled to cast at a meeting of stockholders.

                                    ARTICLE 2

                                  STOCKHOLDERS

     2.1 Place of Meetings. Every meeting of stockholders shall be held at the office of the Corporation or at such other place within or without the State of Delaware as shall be specified or fixed in the notice of such meeting or in the waiver of notice thereof.

     2.2 Annual Meeting. An annual meeting of the stockholders, for the election of directors to succeed those whose terms expire and for the transaction of such other business as may properly come before the meeting, shall be held at ten o'clock a.m. or such other time as is determined by the Board, on such date (other than a Saturday, Sunday or legal holiday) as is determined by the Board and at such place as the Board shall each year fix.

     2.3 Deferred Meeting for Election of Directors, Etc. If no annual meeting is held in accordance with the foregoing provisions, the Board shall cause the meeting to be held as soon thereafter as convenient. If no annual meeting is held in accordance with the foregoing provisions, a special meeting may be held in lieu of the annual meeting, and any action taken at that special meeting shall have the same effect as if it had been taken at the annual meeting, and in such case all references in these By-Laws to the annual meeting of the stockholders shall be deemed to refer to such special meeting.


     2.4 Other Special Meetings. A special meeting of stockholders, unless otherwise prescribed by statute, may be called at any time by the Chairman, a majority of the Full Board or the holders of shares entitled to cast not less than one-fifth of all of the Votes of the Total Outstanding Shares. At any special meeting of stockholders, only such business may be transacted as is related to the purpose or purposes of such meeting set forth in the notice thereof given pursuant to Section 2.6 of the By-Laws or in any waiver of notice thereof given pursuant to Section 2.7 of the By-Laws.

     25. Fixing Record Date. For the purpose of determining the stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or for the purpose of determining stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board may fix, in advance, a date as the record date for any such determination of stockholders. Such date shall not be more than sixty nor less than ten days prior to any other action. If no such record date is fixed:

          2.5.1 The record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held;

          2.5.2 The record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the Board is necessary, shall be the day on which the first written consent is expressed;

          2.5.3 The record date for determining stockholders for any purpose other than those specified in Sections 2.5.1 and 2.5.2 shall be at the close of business on the day on which the Board adopts the resolution relating thereto.

When a determination of stockholders entitled to notice of or to vote at any meeting of stockholders has been made as provided in this Section 2.5, such determination shall apply to any adjournment thereof, unless the Board fixes a new record date for the adjourned meeting.

     2.6 Notice of Meetings of  Stockholders.  Except as  otherwise  provided in
Section 2.5 and 2.7 of the By-Laws, whenever under the General Corporation Law or the Certificate of Incorporation or the By-Laws, stockholders are required or permitted to take any action at a meeting, written notice shall be given stating the place, date and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called. A copy of the notice of any meeting shall be given, personally or by mail, not less than ten nor more than sixty days before the date of the meeting, to each stockholder entitled to notice of or to vote at such meeting. If mailed, such notice shall be deemed to be given two days after it is deposited in the United States mail, with postage prepaid, directed to the stockholder at his address as it appears on the records of the Corporation. An affidavit of the Secretary or an Assistant Secretary or of the transfer agent of the Corporation that the notice required by this section has been given shall, in the absence of fraud, be prima facie evidence of the facts stated therein. When a meeting is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken, and at the adjourned meeting any business may be transacted that might have been transacted at the meeting as originally called. If, however, the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

     2.7 Waivers of Notice. Whenever notice is required to be given to any stockholder under any provision of the General Corporation Law or the Certificate of Incorporation or By-Laws, a written waiver thereof, signed by the stockholder entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Attendance of a stockholder at a meeting shall constitute a waiver of notice of such meeting, except when the stockholder attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the stockholders need be specified in any written waiver of notice.

     2.8 List of Stockholders. The Secretary shall prepare and make, or cause to be prepared and made, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

     2.9 Quorum of Stockholders' Adjournment. The holders of shares representing a majority of the Votes of the Total Outstanding Shares, present in person or represented by proxy, shall constitute a quorum for the transaction of any business at such meeting, except as otherwise provided by the General Corporation Law or the Certificate of Incorporation. If, however, such quorum shall not be present or represented by proxy at any meeting of stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have the power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented by proxy. At such adjourned meeting at which a quorum shall be present or represented by proxy, any business may be transacted which might have been transacted at the meeting as originally called. If the adjournment is for more than thirty days, or, if after adjournment a new record date is set, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting. When a quorum is once present to organize a meeting of stockholders, it is not broken by the subsequent withdrawal of any stockholders.

     2.10 Voting; Proxies. Unless otherwise provided in the Certificate of Incorporation, every stockholder of record shall be entitled at every meeting of stockholders to one vote for each share of capital stock standing in his name on the record of stockholders determined in accordance with Section 2.5 of the By-Laws. If the Certificate of Incorporation provides for more or less than one vote for any share, on any matter, every reference in the By-Laws or the General Corporation Law to a majority or other proportion of stock shall refer to such majority or other proportion of the votes of such stock. The provisions of Sections 212 and 217 of the General Corporation Law shall apply in determining whether any shares of capital stock may be voted and persons, if any, entitled to vote such shares, but the Corporation shall be protected in treating the persons in whose names shares of capital stock stand on the record of stockholders as owners thereof for all purposes. At any meeting of stockholders (at which a quorum was present to organize the meeting), all matters, except as otherwise provided by law or by the Certificate of Incorporation or by the By-Laws, shall be decided by a majority of the votes cast at such meeting by the holders of shares present in person or represented by proxy and entitled to vote thereon, whether or not a quorum is present when the vote is taken. All elections of directors shall be by written ballot unless otherwise provided in the Certificate of Incorporation. In voting on any other question on which a vote by ballot is required by law or is demanded by any stockholder entitled to vote, the voting shall be by ballot. Each ballot shall be signed by the stockholder voting or by his proxy, and shall state the number of shares voted. On all other questions, the voting may be viva voce. Every stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for him by proxy. The validity and enforceability of any proxy shall be determined in accordance with Section 212 of the General Corporation Law.

     2.11 Selection and Duties of Inspectors at Meetings of Stockholders. The Board, in advance of any meeting of stockholders, may appoint one or more inspectors to act at the meeting of any adjournment thereof. If inspectors are not so appointed, the person presiding at such meeting may, and on the request of any stockholder entitled to vote thereat, shall appoint one or more inspectors. In case any person appointed fails to appear or act, the vacancy may be filled by appointment made by the Board in advance of the meeting or at the meeting by the person presiding thereat. Each inspector, before entering upon the discharge of his duties, shall take and sign an oath faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of his ability. The inspector or inspectors shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes, ballots or consents, determining the result, and do such acts as are proper to conduct the election or vote with fairness to all stockholders. On request of the person presiding at the meeting or any stockholder entitled to vote thereat, the inspector or inspectors shall make a report in writing of any challenge, question or matter determined by him or them and execute a certificate of any fact found by him or them. Any report or certificate made by the inspector or inspectors shall be prima facie evidence of the facts stated and of the vote as certified by him or them.

     2.12 Organization. At every meeting of stockholders, the Chairman, or in the absence of the Chairman, a Vice Chairman, if one is elected, or, in the absence of a Vice Chairman, the President, shall act as Chairman of the meeting. In case none of the Corporate Officers above designated to act as Chairman or Secretary of the meeting, respectively, shall be present, a chairman or a secretary of the meeting, as the case may be, shall be chosen by a majority of the votes cast at such meeting by the holders of shares of capital stock present in person or represented by proxy and entitled to vote at the meeting.

     2.13 Order of Business. The order of business at all meetings of stockholders shall be as determined by the chairman of the meeting.

     2.14 Written Consent of Stockholders Without a Meeting. Any action required to be taken at any annual or special meeting of stockholders, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be (1) signed and dated by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and
(2) delivered to the Corporation within sixty (60) days of the earliest dated consent by delivery to its registered office in the State of Delaware (in which case delivery shall be by hand or by certified or registered mail, return receipt requested), its principal place of business, or an officer or agent of the Corporation having custody of the book in which proceedings of meetings of stockholders are recorded. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

                                    ARTICLE 3

                                    DIRECTORS

     3.1 General Powers. Except as otherwise provided in the Certificate of Incorporation, the business and affairs of the Corporation shall be managed by or under the direction of the Board. The Board may adopt such rules and regulations, not inconsistent with the Certificate of Incorporation or the By-Laws or applicable laws, as it may deem proper for the conduct of its meetings and the management of the Corporation. In addition to the powers expressly conferred by the By-Laws, the Board may exercise all powers and perform all acts which are not required, by the By-Laws or the Certificate of Incorporation by law, to be exercised and performed by the stockholders.

     3.2 Number; Qualification; Term of Office. The Board shall consist of one or more members. The number of directors may be changed from time to time by action of the Board. Directors need not be stockholders. Each director shall hold office until his successor is elected and qualified or until his earlier death, resignation or removal.

     3.3 Election. Directors shall, except as otherwise required by law or by the Certificate of Incorporation, be elected by a majority of the votes cast at a meeting of stockholders by the holders of shares entitled to vote in the election.

     3.4 Newly Created Directorships and Vacancies. Unless otherwise provided in the Certificate of Incorporation, newly created directorships resulting from an increase in the number of directors and vacancies occurring in the Board for any other reason, including the removal of directors without cause may be filled by vote of a majority of the directors then in office, although less than a quorum, or by a sole remaining director, or may be elected by a majority of the votes cast by the holders of shares of capital stock entitled to vote in the election at a special meeting of stockholders called for that purpose. A director elected to fill a vacancy shall be elected to hold office until his successor is elected and qualified, or until his earlier death, resignation or removal.

     3.5 Resignations. Any director may resign at any time by written notice to the Chairman, or in the absence of the Chairman, the Secretary. Such resignation shall take effect at the time therein specified, and, unless otherwise specified, the acceptance of such resignation shall not be necessary to make it effective.

     3.6 Removal of Directors. Subject to the provisions of Section 141(k) of the General Corporation Law, any or all of the directors may be removed with or without cause, by the holders of shares representing a majority of the Votes of the Total Outstanding Shares then entitled to vote at an election of directors.

     3.7 Compensation. Each director, in consideration of his service as such, shall be entitled to receive from the Corporation such amount per annum, if any, or such fees, if any, for attendance at directors' meetings, or both, as the Board may from time to time determine, together with reimbursement for the reasonable expenses incurred by him in connection with the performance of his duties. Each director who shall serve as a member of any committee of directors in consideration of his serving as such shall be entitled to such additional amount per annum, if any, or such fees, if any, for attendance at committee meetings, or both, as the Board may from time to time determine, together with reimbursement for the reasonable expenses incurred by him in the performance of his duties. Nothing contained in this section shall preclude any director from serving the Corporation or its subsidiaries in any other capacity and receiving proper compensation therefor.

     3.8 Place and Time of Meetings of the Board. Meetings of the Board, regular or special, may be held at any place within or without the State of Delaware. The times and places for holding meetings of the Board may be fixed from time to time by resolution of the Board (unless contrary to resolution of the Board) in the notice of the meeting.

     3.9 Annual Meetings. On the day when and at the place where the annual meeting of stockholders for the election of directors is held, and as soon as practicable thereafter, the Board may hold its annual meeting, without notice of such meeting, for the purposes of organization, the election of officers and the transaction of other business. The annual meeting of the Board may be held at any other time and place specified in a notice given as provided in Section 3.11 of the By-Laws for special meetings of the Board or in a waiver of notice thereof.

     3.10 Regular Meetings. Regular meetings of the Board may be held at such times and places as may be fixed from time to time by the Board. Unless otherwise required by the Board, regular meetings of the Board may be held without notice. If any day fixed for a regular meeting of the Board shall be a Saturday or Sunday or a legal holiday at the place where such meeting is to be held, then such meeting shall be held at the same hour at the same place on the first business day thereafter, which is not a Saturday, Sunday or legal holiday.

     3.11 Special Meetings. Special meetings of the Board shall be held whenever called by the Chairman, the Chief Executive Officer or by a majority of the Full Board. Notice of each special meeting of the Board (and of each regular meeting for which notice shall be required) shall, if mailed, be addressed to each director at the address designated by him for that purpose or, if none is designated, at his last known address at least two days before the date on which the meeting is to be held; or such notice shall be sent to each director at such address by telegraph, cable, telex, Telecopier or similar means, or be delivered to him personally, or be given to him by telephone or other similar means not later than the day before the date on which such meeting is to be held. Every such notice shall state the time and place of the meeting, but need not state the purposes of the meeting, except to the extent required by law. If mailed, each notice shall be deemed given two days after it is deposited, with postage thereon prepaid, in a post office or official depository under the exclusive care and custody of the United States Post Office Department. Such mailing shall be by first class mail. If notice is given by telegraph, cable, telex, Telecopier or similar means, such notice shall be deemed given when so delivered or transmitted.

     3.12 Adjourned Meetings. A majority of the directors present at any meeting of the Board, including an adjourned meeting, whether or not a quorum is present, may adjourn such meeting to another time and place. Notice of any adjourned meeting of the Board need not be given to any director whether or not present at the time of the adjournment. Any business may be transacted at any adjourned meeting that might have been transacted at the meeting as originally called.

     3.13 Waiver of Notice. Whenever notice is required to be given to any director or member of a committee of directors under any provision of the General Corporation Law or of the Certificate of Incorporation or By-Laws, a written waiver thereof, signed by the person entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the directors, or members of a committee of directors, need be specified in any written waiver of notice.

     3.14 Organization. At each meeting of the Board, the Chairman, or in the absence of the Chairman, the Vice Chairman, if one is elected, or in the absence of the Vice Chairman, the Chief Executive Officer, or in the absence of the Chief Executive Officer, a chairman chosen by a majority of the directors present, shall preside. The Secretary shall act as secretary at each meeting of the Board. In case the Secretary shall be absent from any meeting of the Board, an Assistant Secretary shall perform the duties of secretary at such meeting; and in the absence from any such meeting of the Secretary and all Assistant Secretaries, the person presiding at the meeting may appoint any person to act as secretary of the meeting.

     3.15 Quorum of Directors. A majority of the Full Board shall constitute a quorum for the transaction of business or of any specified item of business at any meeting of the Board, and, except as otherwise expressly required by the General Corporation Law or the Certificate of Incorporation or these By-Laws, the act of a majority of the directors present at any meeting at which a quorum is present shall be the act of the Board. In the event one or more of the directors shall be disqualified to vote at any meeting, then the required quorum shall be reduced by one for each such director so disqualified; provided, however, that in no case shall less than one-third (1/3) of the number so fixed constitute a quorum. In the absence of a quorum at any meeting of the Board, a majority of the directors present thereat may adjourn such meeting to another time and place. Notice of the time and place of any such adjourned meeting shall be given to all of the directors unless such time and place were announced at the meeting at which the adjournment was taken, in which case such notice shall only be given to the directors who were not present thereat. At any adjourned meeting at which a quorum is present, any business may be transacted which might have been transacted at the meeting as originally called. The directors shall act only as a Board and the individual directors shall have no power as such.

     3.16 Action by the Board. All corporate action taken by the Board or any committee thereof shall be taken at a meeting of the Board, or of such committee, as the case may be, except that any action required or permitted to be taken at any meeting of the Board, or of any committee thereof, may be taken without a meeting if all members of the Board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or committee. Members of the Board, or any committee designated by the Board, may participate in a meeting of the Board, or of such committee, as the case may be, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this
Section 3.16 shall constitute presence in person at such meeting.

                                    ARTICLE 4

                             COMMITTEES OF THE BOARD


     4.1 Committees. The Board may, by resolution passed by a majority of the Full Board, designate one or more committees, each committee to consist of one or more of the directors of the Corporation. Such committees, members thereof and alternate and replacement members may be proposed by the Chairman, subject to approval by a majority of the Full Board. Each such committee shall serve at the pleasure of the Board. The Board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. Any such committee, to the extent provided in the resolution of the Board, shall have and may exercise all the powers and authority of the Board in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to amending the Certificate of Incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the Corporation's property and assets, recommending to the stockholders a dissolution of the Corporation or a revocation of a dissolution, or amending the By-Laws of the Corporation; and, unless the resolution designating it expressly so provides or the Certificate of Incorporation or these By-Laws so provides, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock.

     4.2 Executive Committee. When the Board is not in session, the Executive Committee shall have and may exercise all of the authority of the Board, except to the extent that such authority shall be limited by the resolution establishing the Executive Committee and the General Corporation Law.

          4.2.1. Tenure and Qualifications. Each member of the Executive Committee shall hold office until the next regular meeting of the Board following his designation and until his successor is designated as a member of the Executive Committee and is qualified or until his earlier death, resignation or removal.

          4.2.2 Meetings. Regular meetings of the Executive Committee may be held without notice at such times and places as the Executive Committee may fix from time to time. The Chairman, or in the absence of the Chairman, such other member of the Executive Committee as designated by the Executive Committee shall preside at all meetings. Special meetings of the Executive Committee may be called by any member thereof upon such notice as provided in Section 3.11. Such notice shall be deemed to be given as provided in
     Section 3.11. Any member of the Executive Committee may waive notice of any meeting and no notice of any meeting need be given to any member thereof who attends in person. The notice of a meeting of the Executive Committee need not state the business proposed to be transacted at the meeting.

          4.2.3 Quorum. A majority of the members of the Executive Committee shall constitute a quorum for the transaction of business or of any specified item of business at any meeting thereof, and except as otherwise expressly required by the General Corporation Law or the Certificate of Incorporation or these By-Laws, the act of a majority of the members present at any meeting at which a quorum is present shall be the act of the Executive Committee.

          4.2.4 Action Without a Meeting. Any action required or permitted to be taken by the Executive Committee at any meeting may be taken without a meeting if all of the members of the Executive Committee consent thereto, in writing, and the writing or writings are filed with the minutes of proceedings of the Executive Committee. Members of the Executive Committee may participate in a meeting by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other.

          4.2.5 Vacancies. The Chairman may propose to fill, subject to approval by a majority of the Full Board, and the Board may fill by resolution adopted by a majority of the Full Board, any vacancy in the Executive Committee.

          4.2.6 Resignations and Removal. Any member of the Executive Committee may be removed at any time, with or without cause by resolution adopted by a majority of the Full Board. Any member of the Executive Committee may resign at any time from the Executive Committee by giving written notice to the Chairman or, in the absence of the Chairman, the Secretary. Such resignation shall take effect at the time therein specified, and, unless otherwise specified, the acceptance of such resignation shall not be necessary to make it effective.

     4.3. Other Committees. The tenure and qualifications of the members of each other committee; the time, place and organization of such committee's meetings; the notice required to call any such meeting; the number of members of each such committee that shall constitute a quorum; the affirmative vote of the committee members required effectively to take action at any meeting at which a quorum is present; the action that any such committee can take without a meeting; the method in which a vacancy among the members of such committee can be filled and the procedures by which resignations and removals of members of such committee shall be acted upon or accomplished shall be fixed by the resolution adopted by the Board relative to such matters. In the absence of such resolutions, Sections
4.2.1 through 4.2.6 shall apply to each such committee as if such committee were the Executive Committee.

                                    ARTICLE 5

                                    OFFICERS

     5.1 Officers. The Board shall elect a Chairman, a President, a Secretary and a Treasurer, and may elect one or more Vice Chairmen, Vice Presidents and such other Corporate Officers and other officers as it may determine. The Board may designate the standing, seniority or area of special competence of the Vice Presidents elected or appointed by it. Each officer shall hold his office until his successor is elected and qualified or until his earlier death, resignation or removal in the manner provided in Section 5.2 of the By-Laws. Any two or more offices may be held by the same person. All officers as between themselves and the Corporation shall have such authority and perform such duties in the management of the Corporation as may be provided in the By-Laws or as the Board may from time to time determine.

     5.2 Removal of Officers. Any officer elected by the Board may be removed by the Board with or without cause. The removal of an officer without cause shall be without prejudice to his contract rights, if any. The election or appointment of an officer shall not of itself create contract rights.

     5.3 Resignations. Any Vice President who is a Corporate Officer may resign at any time by so notifying the Board or the President. Any other Corporate Officer may resign at any time by so notifying the Board or the Chairman. Any other officer may resign at any time by so notifying the person to whom he reports. Such resignation shall take effect at the date of receipt of such notice or at such later time as is therein specified, and, unless otherwise specified, the acceptance of such resignation shall not be necessary to make it effective. The resignation of an officer shall be without prejudice to the contract rights of the Corporation, if any.

     5.4 Vacancies. A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled for the unexpired portion of the term in the manner prescribed in the By-Laws for the regular election or appointment to such office.

     5.5 Compensation. Salaries or other compensation of the officers may be fixed from time to time by the Board. No officer shall be prevented from receiving a salary or other compensation by reason of the fact that he is also a director.

     5.6 Chairman. The Chairman, if one shall have been elected, shall be a member of the Board, a Corporate Officer and, if present, shall preside at each meeting of the Board, the Executive Committee and the stockholders. The Chairman also shall perform such duties as from time to time may be assigned to him by the Board.

     5.7 President. The President shall perform all duties incident to the office of President and such other duties as from time to time may be assigned to him by the Board. He may, with the Secretary or the Treasurer or an Assistant Secretary or an Assistant Treasurer, sign certificates for shares of capital stock of the Corporation. Subject to the provisions of Section 6.2, he may sign and execute in the name of the Corporation deeds, mortgages, bonds, contracts and other instruments, except in cases where the signing and execution thereof shall be expressly delegated by the Board or by the By-Laws to some other officer or agent of the Corporation, or shall be required by law otherwise to be signed or executed. In the absence of inability to act of the President, the Chairman, or, in his absence or inability to act, such Corporate Officer or Corporate Officers as designated by the Board, shall perform all of the duties of the President and so acting shall have all of the powers of and be subject to all restrictions upon the President.

     5.8 Chief Executive Officer. The Chief Executive Officer, if one shall have been elected by the Board, may, at the discretion of the Board, in general, supervise and control the affairs and business of the Corporation, subject to control by the Board. Otherwise, the Chief Executive Officer shall perform such duties as from time to time may be assigned to him by the Board; and, in general, shall perform all duties incident to the office of the Chief Executive Officer.

     5.9 Vice Presidents. Each Vice President shall perform such duties as from time to time may be assigned to him by the Board, or by the President to the extent not inconsistent with assignments or directions of the Board. Any Vice President may also, with the Secretary or the Treasurer or an Assistant Secretary or an Assistant Treasurer, sign certificates for shares of capital stock of the Corporation; may sign and execute in the name of the Corporation deeds, mortgages, bonds, contracts or other instruments authorized by the Board, except in cases where the signing and execution thereof shall be expressly delegated by the Board or by the By-Laws to some other officer or agent of the Corporation, or shall be required by law otherwise to be signed or executed.

     5.10 Secretary. The Secretary, if present, shall act as secretary of all meetings of the stockholders and of the Board, and shall keep the minutes thereof in the property book or books to be provided for that purpose; he shall see that all notices required to be given by the Corporation are duly given and served; he may, with the President or a Vice President, sign certificates for shares of capital stock of the Corporation; he shall be custodian of the seal of the Corporation and may seal with the seal of the Corporation, or a facsimile thereof, all certificates for shares of capital stock of the Corporation and all documents, the execution of which on behalf of the Corporation under its corporate seal is authorized in accordance with the provisions of the By-Laws; he shall have charge of the stock ledger and also of the other books, records and papers of the Corporation relating to its organization and management as a Corporation, and shall see that the reports, statements and other documents required by law are properly kept and filed; and shall, in general, perform all the duties incident to the office of Secretary and such other duties as from time to time may be assigned to him by the Board, or by the President to the extent not inconsistent with assignments or directions of the Board.

     5.11 Treasurer. The Treasurer shall have charge and custody of , and be responsible for, all funds, securities and notes of the Corporation; receive and give receipts for monies due and payable to the Corporation from any sources whatsoever; deposit all such monies in the name of the Corporation in such banks, trust companies or other depositaries as shall be authorized by the Board and selected in accordance with these By-Laws; against proper vouchers, cause such funds to be disbursed by checks or drafts on the authorized depositaries of the Corporation signed in such manner as shall be determined in accordance with any provisions of the By-Laws, and may be responsible for the accuracy of the amounts of all monies so disbursed; regularly enter or cause to be entered in books to be kept by him or under his direction full and adequate account of all monies received or paid by him for the account of the Corporation; have the right to require, from time to time, reports or statements giving such information as he may desire with respect to any and all financial transactions of the Corporation from the officers or agents transacting the same; render to the Chief Executive Officer or the Board, whenever the Chief Executive Officer or the Board, respectively, shall require him so to do, an account of the financial condition of the Corporation and of all his transactions as Treasurer; exhibit at all reasonable times his books of account and other records to any of the directors upon application at the office of the Corporation where such books and records are kept; and, in general, perform all the duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him by the Board, or by the President to the extent not inconsistent with assignments or directions of the Board; and he may sign with the President or a Vice President certificates for shares of capital stock of the Corporation.

     5.12 Assistant Secretaries and Assistant Treasurers. Assistant Secretaries and Assistant Treasurers shall perform such duties as shall be assigned to them by the Secretary or by the Treasurer, respectively, or by the Board, or by the President to the extent not inconsistent with assignments or directions of the Board. Assistant Secretaries and Assistant Treasurers may, with the President or a Vice President, sign certificates for shares of capital stock of the Corporation.

                                    ARTICLE 6

                 CONTRACTS, CHECKS, DRAFTS, BANK ACCOUNTS, ETC.

     6.1 Execution of Contracts. The Board may authorize any officer, employee or agent, in the name and on behalf of the Corporation, to enter into any contract or execute and satisfy any instrument, and any such authority may be general or confined to specific instances, or otherwise limited.

     6.2 Loans. The President or any other officer, employee or agent, when and to the extent authorized by the Board, may effect loans and advances at any time for the Corporation from any bank, trust company or other institutions or from any firm, corporation or individual and for such loans and advances may make, execute and deliver promissory notes, bonds or other certificates or evidences of indebtedness of the Corporation, and, when authorized by the Board so to do, may pledge and hypothecate or transfer any securities or other property of the Corporation as security for any such loans or advances. Such authority conferred by the Board may be general or confined to specific instances or otherwise limited.

     6.3 Checks, Drafts, Etc. All checks, drafts and other orders for the payment of money out of the funds of the Corporation and all notes or other evidences of indebted-ness of the Corporation shall be signed on behalf of the Corporation in such manner as shall from time to time be determined by resolution of the Board.

     6.4 Deposits. The funds of the Corporation not otherwise employed shall be deposited from time to time to the order of the Corporation in such banks, trust companies or other depositaries as the Board may select or as may be selected by an officer, employee or agent of the Corporation to whom such power may from time to time be delegated by the Board.

                                    ARTICLE 7

                               STOCK AND DIVIDENDS

     7.1 Certificates Representing Shares. The shares of capital stock of the Corporation shall be represented by certificates in such form (consistent with the provisions of Section 158 of the General Corporation Law) as shall be approved by the Board. Such certificates shall be signed by the President or a Vice President and by the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer, and may be sealed with the seal of the Corporation or a facsimile thereof. Any or all of the signatures on the certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon any certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, such certificate may, unless otherwise ordered by the Board, be issued by the Corporation with the same effect as if such person were such officer, transfer agent or registrar at the date of issue.

     7.2 Transfer of Shares. Transfers of shares of capital stock of the Corporation shall be made only on the books of the Corporation by the holder thereof or by his duly authorized attorney appointed by a power of attorney duly executed and filed with the Secretary or a transfer agent of the Corporation, and on surrender of the certificate or certificates representing such shares of capital stock properly endorsed for transfer and upon payment of all necessary transfer taxes. Every certificate exchanged, returned or surrendered to the Corporation shall be marked "Canceled," with the date of cancellation, by the

Secretary or an Assistant Secretary or the transfer agent of the Corporation. A person in whose name shares of capital stock shall stand on the books of the Corporation shall be deemed the owner thereof to receive dividends, to vote as such owner and for all other purposes as respects the Corporation. No transfer of shares of capital stock shall be valid as against the Corporation, its stockholders and creditors for any purpose, except to render the transferee liable for the debts of the Corporation to the extent provided by law, until such transfer shall have been entered on the books of the Corporation by an entry showing from and to whom transferred.

     7.3 Transfer and Registry Agents. The Corporation may from time to time maintain one or more transfer offices or agents and registry offices or agents at such place or places as may be determined from time to time by the Board.

     7.4 Lost, Destroyed, Stolen and Mutilated Certificates. The holder of any shares of capital stock of the Corporation shall immediately notify the Corporation of any loss, destruction, theft or mutilation of the certificate representing such shares, and the Corporation may issue a new certificate to replace the certificate alleged to have been lost, destroyed, stolen or mutilated. The Board may, in its discretion, as a condition to the issue of any such new certificate, require the owner of the lost, destroyed, stolen or mutilated certificate, or his legal representatives, to make proof satisfactory to the Board of such loss, destruction, theft or mutilation and to advertise such fact in such manner as the Board may require, and to give the Corporation and its transfer agents and registrars, or such of them as the Board may require, a bond in such form, in such sums and with such surety or sureties as the Board may direct, to indemnify the Corporation and its transfer agents and registrars against any claim that may be made against any of them on account of the continued existence of any such certificate so alleged to have been lost, destroyed, stolen or mutilated and against any expense in connection with such claim.

     7.5 Regulations. The Board may make such rules and regulations as it may deem expedient, not inconsistent with the By-Laws or with the Certificate of Incorporation, concerning the issue, transfer and registration of certificates representing shares of its capital stock.

                                    ARTICLE 8

                                 INDEMNIFICATION

     8.1 Actions other than by or in the Right of the Corporation. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he or she is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her in connection with such action, suit or proceeding if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceedings, had no reasonable cause to believe his or her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his or her conduct was unlawful.

     8.2 Actions by or in the Right of the Corporation. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he or she is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation unless and only to the extent that the Court of Chancery of the State of Delaware or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery of the State of Delaware or such other court shall deem proper.

     8.3  Success on the  Merits.  To the extent  that any person  described  in
Section 8.1 or Section 8.2 has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in said Sections, or in defense of any claim, issue or matter therein, he or she shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection therewith.

     8.4  Specific  Authorization.  Any  indemnification  under  Section  8.1 or
Section 8.2 (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of any person described in said Sections is proper in the circumstances because he or she has met the applicable standard of conduct set forth in said Sections. Such determination shall be made (1) by the Board by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (2) if such a quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (3) by the stockholders of the Corporation.

     8.5 Advance Payment. Expenses incurred in defending any civil, criminal, administrative, or investigative action, suit or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of any person described in said Section to repay such amount if it shall ultimately be determined that he or she is not entitled to indemnification by the Corporation as authorized in this Article.

     8.6 Non-Exclusivity. The indemnification and advancement of expenses provided by, or granted pursuant to, the other Sections of this Article shall not be deemed exclusive of any other rights to which those provided indemnification or advancement of expenses may be entitled under the Certificate of Incorporation or any bylaw, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in such person's official capacity and as to action in another capacity while holding such office.

     8.7 Insurance. The Board may authorize, by a vote of the majority of the full board, the Corporation to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as such, whether or not the corporation would have the power to indemnify him or her against such liability under the provisions of this Article.

     8.8. Continuation of Indemnification and Advancement of Expenses. The indemnification and advancement of expenses provided by, or granted pursuant to, this Article shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

     8.9 Severability. If any word, clause or provision of this Article or any award made hereunder shall for any reason be determined to be invalid, the provisions hereof shall not otherwise be affected thereby but shall remain in full force and effect.

     8.10 Intent of Article. The intent of this Article is to provide for indemnification and advancement of expenses to the fullest extent permitted by
Section 145 of the General Corporation Law of Delaware. To the extent that such Section or any successor section may be amended or supplemented from time to time, this Article shall be amended automatically and construed so as to permit indemnification and advancement of expenses to the fullest extent from time to time permitted by law.

                                    ARTICLE 9

                                BOOKS AND RECORDS

     9.1 Books and Records. The Corporation shall keep correct and complete books and records of account and shall keep minutes of the proceedings of the stockholders, the Board and any committee of the Board. The Corporation shall keep at the office designated in the Certificate of Incorporation or at the office of the transfer agent or registrar of the Corporation, a record containing the names and addresses of all stockholders, the number and class of shares held by each and the dates when they respectively became the owners of record thereof.

     9.2 Form of Records. Any records maintained by the Corporation in the regular course of its business, including its stock ledger, books of account, and minute books, may be kept on, or be in the form of, punch cards, magnetic tape, photographs, microphotographs, or any other information storage device, provided that the records so kept can be converted into clearly legible written form within a reasonable time. The Corporation shall so convert any records so kept upon the request of any person entitled to inspect the same.

     9.3 Inspection of Books and Records. Except as otherwise provided by law, the Board shall determine from time to time whether, and, if allowed, when and under what conditions and regulations, the accounts, books, minutes and other records of the Corporation, or any of them, shall be open to the inspection of the stockholders.

                                   ARTICLE 10

                                      SEAL

     The Board may adopt a corporate seal which shall be in the form of a circle and shall bear the full name of the Corporation, the year of its incorporation and the word "Delaware".

                                   ARTICLE 11

                                   FISCAL YEAR

     The fiscal year of the Corporation shall be determined, and may be changed, by resolution of the Board.

                                   ARTICLE 12

                              VOTING OF SHARES HELD

     Unless otherwise provided by resolution of the Board, the Chairman or the Chief Executive Officer may, from time to time, appoint one or more attorneys or agents of the Corporation, in the name and on behalf of the Corporation, to cast the votes which the Corporation may be entitled to cast as a stockholder or otherwise in any other corporation, any of whose shares or securities may be held by the Corporation, at meetings of the holders of stock or other securities of such other corporation, or to consent in writing to any action by any such other corporation, and may instruct the person or persons so appointed as to the manner of casting such votes or giving such consent, and may execute or cause to be executed on behalf of the Corporation and under its corporate seal, or otherwise, such written proxies, consents, waivers or other instruments as he may deem necessary or proper in the premises; or the Chairman or the Chief Executive Officer may himself attend any meeting of the holders of the stock or other securities of any such other corporation and thereat vote or exercise any or all other powers of the Corporation as the holder of such stock or other securities of such other corporation.

                                   ARTICLE 13

                                   AMENDMENTS

     The By-laws may be altered, amended, supplemented or repealed, or new By-laws may be adopted, by vote of the holders of shares representing a majority of the Votes of the Total Outstanding Shares or by the vote of two-thirds of the Full Board, when such power is conferred upon the Board by the Certificate of Incorporation, at any meeting of the stockholders or of the Board, provided notice of the proposed change was given in the notice of the meeting or, in the case of a meeting of the Board, in a notice given not less than two (2) days prior to the meeting.

                                   ARTICLE 14

                                  MISCELLANEOUS

     Unless the context specifically requires otherwise, any references in these By-laws to any gender shall include all genders; any reference to the singular shall include the plural; and any reference to the plural shall include the singular.

                                                                     EXHIBIT 4.1

                                     (front)

NUMBER                                                                 SHARES
MUC  ________                                                         ________



                               IMMUNOMEDICS, INC.
              INCORPORATED UNDER THE LAWS OF THE STATE OF DELAWARE







THIS CERTIFIES THAT

is the owner of

     fullypaid and non-assessable shares of the Common Stock of the par value of One Cent ($.01) each of

                               IMMUNOMEDICS, INC.

transferable on the books of the Corporation by the holder hereof in person or by duly authorized attorney upon surrender of this Certificate properly endorsed.

     This Certificate is not valid unless countersigned by the Transfer Agent.

     IN WITNESS WHEREOF, the Corporation has caused this certificate to be signed by its duly authorized officers and its corporate seal to be hereunto affixed.

Dated:


                Secretary      [IMMUNOMEDICS, INC.      Chairman
                                    CORPORATE
                                      SEAL
                                    DELAWARE]






                                  COUNTERSIGNED


                     AMERICAN STOCK TRANSFER & TRUST COMPANY



                                 TRANSFER AGENT



                        _________________________________

                              AUTHORIZED SIGNATURE

                                     (back)



     The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

TEN COM -  as tenants in common         UNIF GIFT MIN ACT -  __   Custodian __
TEN ENT -  as tenants by the entireties                    (Cust)        Minor)
JT TEN -   as joint tenants with right of          under Uniform Gifts to Minors
           survivorship and not as                  Act               (State)
           tenants in common


     Additional abbreviations may also be used though not in the above list.

For Value Received, __________________________________________________
_________________________________hereby sell, assign and transfer unto

PLEASE INSERT SOCIAL SECURITY OR OTHER
       IDENTIFYING NUMBER OF ASSIGNEE

_________________________________________

________________________________________________________________________________
 (PLEASE PRINT OR TYPEWRITE NAME AND ADDRESS, INCLUDING ZIP CODE, OF ASSIGNEE)

________________________________________________________________________________

________________________________________________________________________________

__________________________________________________________________________shares of the captial stock represented by the within Certificate, and do hereby irrevocably constitute and appoint

________________________________________________________________________Attorney
to transfer the said stock on the books of the within-named Corporation with full power of substitution in the premises.


Dated _______________________________________


                         _______________________________________________________
                  NOTICE:THE SIGNATURE TO THIS ASSIGNMENT MUST CORRESPOND WITH
                         THE NAME AS WRITTEN UPON THE FACE OF THE CERTIFICATE
                         IN EVERY PARTICULAR, WITHOUT ALTERATION OR ENLARGEMENT, OR ANY CHANGE WHATEVER.


     This certificate also evidences and entitles the holder hereof to certain Rights as set forth in the Rights Agreement between Immunomedics, Inc. (the "Company") and American Stock Transfer & Trust Company, as Rights Agent, dated as of March 4, 2002, as it may from time to time be amended or supplemented pursuant to its terms (the "Rights Agreement"), the terms of which are hereby incorporated herein by reference and a copy of which is on file at the principal executive offices of Immunomedics, Inc. Under certain circumstances, as set forth in the Rights Agreement, such Rights will be evidenced by separate certificates and will no longer be evidenced by this certificate. Immunomedics, Inc. will mail to the holder of this certificate a copy of the Rights Agreement without charge after receipt of a written request therefor. Under certain circumstances, Rights that are or were acquired or beneficially owned by Acquiring Persons (as defined in the Rights Agreement) may become null and void.

                                                                    EXHIBIT 10.3

                    IMMUNOMEDICS, INC. 2002 STOCK OPTION PLAN

                          (As amended on June 12, 2002)


     1. Purpose of Plan. The purpose of this 2002 Stock Option Plan is to promote the interests of Immunomedics, Inc. and its stockholders by encouraging employees, consultants, members of the Corporation's Scientific Advisory Board, if any, and any members of the Corporation's Board of Directors to acquire a proprietary interest in the Corporation, thereby increasing the personal interest and special effort of such persons to achieve sound growth and profitability for the Corporation, and to enhance the Corporation's efforts to attract and retain competent Employees, Consultants, Directors and Advisors (as defined below).

     2. Definitions. The following terms when used herein shall have the meanings set forth below, unless a different meaning is plainly required by the context:

          Advisor. A person who has been appointed to and continues to serve on the Corporation's Scientific Advisory Board.

          Affiliate.  Affiliate,  as  defined in Rule  12b-2  promulgated  under
     Section 12 of the Exchange Act.

          Beneficial Owner. Beneficial Owner, as defined in Rule 13d-3 under the Exchange Act.

          Board. The Board of Directors of the Corporation.

          Cause. Cause means, but is not limited to, dishonesty with respect to the Corporation or any Affiliate, insubordination, substantial malfeasance or non-feasance of duty, unauthorized disclosure of confidential information, breach by the Optionee of any provision of any employment, consulting, advisory, nondisclosure, non-competition or similar agreement between the Optionee and the Corporation, and conduct substantially prejudicial to the business of the Corporation or any Affiliate. The determination of the Committee as to the existence of Cause will be conclusive on the Optionee and the Corporation. Cause is not limited to events that have occurred prior to the Optionee's Employment Termination Date, nor is it necessary that the Committee's finding of Cause occur prior to termination. Notwithstanding the foregoing, any definition in an agreement between the Optionee and the Corporation or an Affiliate, which contains a conflicting definition of "cause" for termination and which is in effect at the time of such termination, shall supersede the definition in this Plan with respect to that Optionee unless specifically provided otherwise in an Option Agreement.

          Code. The Internal Revenue Code of 1986, as it has been and may be amended from time to time. Reference to any section of the Code shall include any provision successor thereto.

          Committee. The Committee provided for in Section 8.

          Common Stock. Shares of the Corporation's common stock, par value $.01 per share, and any other shares of common stock from time to time authorized pursuant to the Corporation's Certificate of Incorporation, as amended.

          Consultant. A person performing consulting or advisory services to the Corporation who is not an Employee or a Director.

          Corporation. Immunomedics, Inc., a Delaware corporation.

          Director. A person who has been elected to and continues to serve on the Board.

          Employees. Officers and other persons employed by the Corporation or its Subsidiaries, as determined by the Board or the Committee from time to time.

          Employment Termination Date. The date upon which the employment of the Optionee with the Corporation, any Parent or Subsidiaries terminates, the date the Optionee's service as a Director terminates, the date the Optionee's service as an Advisor terminates, the date the Optionee's service as a Consultant terminates or, in the case of an Optionee serving in more than one of such capacities, the last of such dates.

          Exchange Act. The Securities Exchange Act of 1934, as amended from time to time.

          Incentive Option. An option to acquire shares of Common Stock which is intended to satisfy the requirements of Section 422 of the Code.

          1992 Plan. The Immunomedics, Inc. 1992 Stock Option Plan, as amended and restated.

          Non-Qualified Option. An option to acquire shares of Common Stock which is not intended to satisfy the requirements of Section 422 of the Code.

          Option. An Incentive Option or a Non-Qualified Option granted to an Optionee pursuant to the Plan.

          Option Agreement. A written agreement between the Corporation and an Optionee evidencing the grant of an Option and containing terms and conditions concerning the exercise of the Option.

          Option Price. The price to be paid for shares of Common Stock being purchased pursuant to the exercise of an Option.

          Option Settlement. The cash, shares of Common Stock, or a combination thereof, which may be paid to an Optionee pursuant to Section 7.

          Optionee. An Employee, Director, Consultant or Advisor who has been granted an Option. Also includes the personal representative, heir or legatee of an Optionee who has the right to exercise an Option upon the death of an Optionee.

          Outside Directors. A Director who is not also an Employee.

          Parent. Parent Corporation as defined in Section 424(e) of the Code.

          Person. Person, as defined in Section 3(a)(9) of the Exchange Act, as modified and used in Sections 13(d) and 14(d) thereof, except that such term shall not include (i) the Corporation or any of its subsidiaries, (ii) a trustee or other fiduciary holding securities under an employee benefit plan of the Corporation or any of its Affiliates, (iii) an underwriter temporarily holding securities pursuant to an offering of such securities, or (iv) a corporation owned, directly or indirectly, by the stockholders of the Corporation in substantially the same proportions as their ownership of stock of the Corporation.

          Plan. The 2002 Stock Option Plan provided for herein, as it may be amended from time to time.

          Subsidiary. Subsidiary Corporation as defined in Section 424(f) of the Code.

          Value. The price of the last sale of the Common Stock on the NASDAQ automated quotation system on the date fair market value is to be determined or, if the Common Stock is not listed on the NASDAQ, the closing bid price (or the average of the closing bid price and asked price) on the exchange or system on which the Common Stock is listed or as quoted by the principal market-maker of the Common Stock; if the Common Stock cannot be valued by any of the foregoing methods, Value shall be as determined by the Committee.

     3. Eligibility and Participation. Persons eligible to receive Options under the Plan shall be Employees, Directors, Consultants or Advisors selected by the Committee; provided, Incentive Options shall be granted to Employees only. In determining persons to whom Options, both Incentive and Non-Qualified, shall be granted, the number of shares to be covered by each Option, and whether the Option shall be an Incentive Option or a Non-Qualified Option, or both, the Committee shall take into account the duties of the respective persons, their present and potential contribution to the success of the Corporation, their anticipated number of years of active service remaining and such other factors as it deems relevant in connection with accomplishing the purposes of the Plan. A person who has been granted an Option may be granted an additional Option or Options as the Committee shall so determine.

     4. Shares Subject to the Plan. The shares to be offered under the Plan shall be the Common Stock, which shares may be authorized but unissued shares or treasury shares. Subject to the adjustments provided for in Section 9, the aggregate number of shares of Common Stock to be delivered upon exercise of all Options granted under the Plan, shall not exceed 8,000,000 shares. Shares of Common Stock subject to, but not delivered under, an Option terminating or expiring for any reason prior to the exercise thereof in full, shall be deemed available for Options thereafter granted during the term of the Plan.

     5. Terms and Conditions of All Options. All Options granted hereunder shall be issued subject to the following terms and conditions:

     a. Non-Qualified Options may be granted to any Optionee. Incentive Options shall be granted only to Employees. No Incentive Options shall be granted to any Optionee who immediately after the granting of an Incentive Option owns (within the meaning of Section 422(c)(5) of the Code) more than 10% of the issued and outstanding Common Stock, unless such Incentive Option is granted with an Option Price of not less than 110% of the Value of the Common Stock at the time of the grant of the Option.

     b. Unless otherwise determined by the Committee, all Options (other than those granted to Consultants) shall be first exercisable as to 25% of the total number of shares of Common Stock underlying such Option on the first anniversary of the date of grant, and to an additional 25% of such shares on each of the second, third and fourth anniversaries of such date of grant.

     c. If the Option is an Incentive Option, the aggregate Value (determined at the time the Incentive Option is granted) of the Common Stock with respect to which Incentive Options granted hereunder and incentive stock options granted under any other plan of the Corporation (or any Parent or Subsidiary thereof) are exercisable by the Optionee for the first time in any calendar year shall not exceed $100,000.

     d. Options shall not be transferable by the Optionee otherwise than (i) by will or the laws of descent and distribution, or (ii) as approved by the Committee in its discretion and set forth in the applicable Option Agreement. Notwithstanding the foregoing, an Incentive Option transferred except in compliance with clause (i) above shall no longer qualify as an Incentive Option. Except as provided above, an Option shall be exercisable, during the Optionee's lifetime, only by such Optionee and shall not be assigned, pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted transfer, assignment, pledge, hypothecation or other disposition of any Option or of any rights granted thereunder contrary to the provisions of this Plan, or the levy of any attachment or similar process upon an Option, shall be null and void.

     e. Upon notice of an Employment Termination Date for Cause, the Options held by such Optionee at such date shall terminate and be of no further force and effect. Upon an Employment Termination Date (other than for Cause or as a result of death or Disability of the Optionee), the Option shall terminate upon the earlier to occur of (i) three months after the Employment Termination Date, (ii) the Option's expiration date, or (iii) such other date as shall be specified in the Option Agreement. The Option shall be exercisable during such period after the Optionee's Employment Termination Date with respect to the number of shares as to which the Option shall have been exercisable on the date immediately preceding the Employment Termination Date.

     f.   In  the  event  of  the  Optionee's  death  prior  to  his  Employment
          Termination Date, or if such termination is as a result of the Optionee's permanent and total disability (as that term is defined in Section 105(d)(4) of the Code and referred to herein as "Disability"), or if the termination date of such Option has been extended in accordance with subsection 5.e hereof, the Option shall terminate upon the earlier to occur of (i) 12 months after the date of the Optionee's death or Disability, (ii) the Option's expiration date, or (iii) such other date as shall be specified in the Option Agreement. The Option shall be exercisable during such period after the Optionee's death or Disability with respect to the number of shares as to which the Option shall have been exercisable on the date immediately preceding the Optionee's death or Disability.

     g. Any exercise or attempt to exercise any Option by an Optionee, and any request for any Option Settlement in accordance with Section 7 hereof, during a period commencing 180 days prior to the termination of such Optionee's employment or other relationship with the Corporation for any reason and ending 90 days after such termination, shall be subject to the Corporation's right to (i) deny the exercise of such Option or such request, (ii) rescind the exercise of such Option (if the Option has been exercised but the underlying shares of Common Stock have not been sold), or (iii) be paid by the Optionee, upon the demand of the Corporation, the amount of any Option Settlement paid and the amount of profits (i.e., the difference between the exercise price of the Option and the sale price of the Common Stock acquired upon such exercise) received by the Optionee as a result of the exercise of such Option if such Option has been exercised and the underlying shares of Common Stock have been sold. The right of the Corporation provided in the foregoing sentence may be exercised only (i) on or prior to the 90th day after termination of the employment or other relationship of the Optionee with the Corporation and (ii) if the Committee determines that the Optionee has voluntarily terminated his employment with the Corporation or the Optionee has been terminated for Cause for breaching Corporation policy or for a breach of a material duty or obligation to the Corporation.

     6. Terms and Conditions of Option Agreement. The Committee shall have the power, subject to the limitations contained in this Plan, to prescribe additional terms and conditions in respect of the granting or exercise of any Option under the Plan and in particular shall prescribe the following terms and conditions, which shall be contained in the Option Agreement for such Option:

     a.   Whether the Option is an Incentive Option or a Non-Qualified Option.

     b.   The number of shares of Common Stock to which the Option pertains.

     c. The exercise price of the Option, which shall not be less than 100% of the Value of the Common Stock at the time of the grant of the Option, except as provided in Section 5.a.

     d. The term of the Option, which shall not exceed 10 years from the date on which the Option is granted; provided, if the Optionee owns more than 10% of the issued and outstanding Common Stock, and the Option is an Incentive Option, the term shall not exceed five years.

     e. The method or time when the Option may be exercised in whole or in part.

     f. Whether the Option Price may be paid in whole or in part in shares of Common Stock then owned by the Optionee.

     g. The provisions for the withholding of Federal, state and local income or other taxes which shall be due in connection with the exercise of the Option.

     h. Each Option Agreement shall provide that, upon request by the Committee for such a representation, the Optionee shall deliver to the Committee at the time of any exercise of an Option or portion thereof, a written representation that the shares of Common Stock to be acquired upon such exercise are to be acquired for investment and not for resale or with a view to the distribution thereof. Upon such request, delivery of such representation prior to the delivery of any shares of Common Stock issued upon exercise of an Option and prior to the expiration of the Option period shall be a condition precedent to the right of the Optionee or such other person to purchase any shares.

     7. Option Settlement Provisions. Each Optionee may request that, in lieu of exercising an Option, he receive shares of Common Stock, cash, or a combination of Common Stock and cash, having a fair market value equal to the amount by which the Value of the shares of Common Stock subject to the Option at the time of such request exceeds the Option Price (the "Option Settlement"), as follows:

     a. The request of the Optionee shall be in a writing delivered to the Committee during the period commencing with the third day after, and ending with the twelfth day after the release by the Corporation of its quarterly or annual summary statements of earnings.

     b. The Committee shall, in its sole discretion, determine whether to permit an Optionee to receive an Option Settlement in lieu of exercising the Option and, if the Committee determines to permit the Optionee to receive an Option Settlement, the Committee, in its sole discretion, shall determine what portion of the Option Settlement shall be in cash and what portion shall be in shares of Common Stock.

     c. For the purpose of determining the amount of the Option Settlement, the Value of a share of the Common Stock shall be determined on the date the written request referred to in Section 7.a. is received by the Committee; provided, that the amount of the Option Settlement shall not exceed twice the Option Price of the shares of Common Stock under the Option being cancelled. For example, if the Option Price per share is $7, the Option Settlement cannot exceed $14 per share.

     d. Upon the payment of an Option Settlement, the Option with respect to which the Option Settlement was paid shall be cancelled the same as if the Option had been exercised in full.

     8. Administration of Plan.

     a. The Plan shall be administered by the Board, except to the extent the Board delegates its authority to a committee (the "Committee") comprised of no less than two of the Corporation's Outside Directors. Unless otherwise determined by the Board, such persons shall be "disinterested persons" as such term is defined by Rule 16b-3 promulgated under the Securities Act of 1934 and Outside Directors as defined in Section 162(m) of the Code.

     b. Subject to such orders or resolutions not inconsistent with the provisions of the Plan, as may from time to time be issued or adopted by the Board, the Committee shall have full power and authority to interpret the provisions and supervise the administration of the Plan. All decisions, determinations and selections made by the Committee pursuant to the provisions of the Plan and applicable existing orders or resolutions of the Board shall be final, unless otherwise determined by the Board. In addition, the Board of Directors may take any action under the Plan that would otherwise be the responsibility of the Committee. Each Option granted shall be evidenced by an Option Agreement containing such terms and conditions that may be approved by the Committee and which shall not be inconsistent with the Plan and the orders and resolutions of the Board with respect thereto. If permissible under applicable law, the Board or the Committee may allocate all or any portion of its responsibilities and powers to any one or more of its members and may delegate all or any portion of its responsibilities and powers to any other person selected by it. Any such allocation or delegation may be revoked by the Board or the Committee at any time.

     c. Outside Directors may be granted Options at the discretion of the Committee. In addition, Outside Directors shall automatically be granted Options under the Plan in accordance with the formula set forth below:

          (i) Outside Directors shall be granted an Option to purchase 10,000 shares of Common Stock upon the date of his election or appointment to the Board for the first time.


          (ii) On each July 1 during the term of the Plan, each Outside Director who has been a Director for not less than twelve months prior to such date shall be granted an Option to purchase 10,000 shares of Common Stock, and each Outside Director who has been a Director for at least three months but less than twelve months prior to the date of grant shall receive an Option to purchase such number of shares of Common Stock determined by multiplying 10,000 times a fraction, the denominator of which is twelve and the numerator of which is the number of complete months which such person has served as a Director.

          (iii)All Options granted to Outside Directors shall (1) be Non-Qualified Options, (2) be exercisable at a price equal to the Value at the date of grant and (3) be exercisable for a term of 10 years.

     Notwithstanding the forgoing, the number of shares underlying the options to be granted pursuant to the formula set forth in this Section 8.c. shall be adjusted upon the occurrence of any event referred to in Section 9 hereof as provided in such section.

     9. Adjustments Upon Changes in Capitalization.

     a. Notwithstanding the limitation set forth in Section 4, in the event of a stock dividend, stock split or other change in capitalization affecting the Common Stock (except for changes set forth in Section 9(b) below), the Committee shall make an appropriate adjustment in the maximum number of shares available under the Plan or to any one individual and in the number and kind of shares of Common Stock or other property subject to Options granted under the Plan and to the Option Price and other terms relating thereto.

     b. If the Corporation is to be consolidated with or acquired by another entity in a merger, sale of all or substantially all of the Corporation's assets other than a transaction to merely change the state of incorporation (a "Corporate Transaction"), the Committee or the board of directors of any entity assuming the obligations of the Corporation hereunder (the "Successor Board"), shall, as to outstanding Options, either (i) make appropriate provision for the continuation of such Options by substituting on an equitable basis for the Common Stock then subject to such Options either the consideration payable with respect to the outstanding shares of Common Stock in connection with the Corporate Transaction or securities of any successor or acquiring entity; or (ii) upon written notice to the Optionees, provide that all Options must be exercised (either to the extent then exercisable or, at the discretion of the Committee, all Options being made fully exercisable for purposes of this Subparagraph), within a specified number of days of the date of such notice, at the end of which period the Options shall terminate; or
          (iii) terminate all Options in exchange for a cash payment equal to the excess of the Value of the Common Stock subject to such Options (either to the extent then exercisable or, at the discretion of the Committee, all Options being made fully exercisable for purposes of this Subparagraph) over the exercise price thereof.

     c. In the event of a recapitalization or reorganization of the Corporation other than a Corporate Transaction pursuant to which securities of the Corporation or of another corporation are issued with respect to the outstanding shares of Common Stock, an Optionee upon exercising an Option after the recapitalization or reorganization shall be entitled to receive for the purchase price paid upon such exercise the number of replacement securities which would have been received if such Option had been exercised prior to such recapitalization or reorganization.

     d. Upon the dissolution or liquidation of the Corporation, all Options granted under this Plan which as of such date shall not have been exercised will terminate and become null and void; provided, however, that if the rights of an Optionee have not otherwise terminated and expired, the Optionee will have the right immediately prior to such dissolution or liquidation to exercise any Option to the extent that the Option is exercisable as of the date immediately prior to such dissolution or liquidation.

     e. Notwithstanding the foregoing, any adjustments made pursuant to Subparagraph a, b or c above with respect to Incentive Options shall be made only after the Committee determines whether such adjustments would constitute a "modification" of such Incentive Options (as that term is defined in Section 424(h) of the Code) or would cause any adverse tax consequences for the holders of such Incentive Options. If the Committee determines that such adjustments made with respect to Incentive Options would constitute a modification of such Incentive Options, it may refrain from making such adjustments, unless the holder of an Incentive Option specifically requests in writing that such adjustment be made and such writing indicates that the holder has full knowledge of the consequences of such "modification" on his or her income tax treatment with respect to the Incentive Option.

     10.  Time of  Granting  Options.  Except for  Options  granted  pursuant to
Section 8 hereof, nothing contained in the Plan or in any resolution adopted or to be adopted by the Board or by the stockholders of the Corporation, and no action take by the Committee (other than the granting of a specific Option), shall constitute the granting of an Option hereunder. The granting of an Option pursuant to the Plan shall take place on the date such Option is approved by the Committee or other authorized person pursuant to Section 8 hereof.

     11. Amendment and Discontinuance. The Board may, subject to the limitation set forth in Section 8.c., discontinue, amend, alter or suspend the Plan, but may not, without the approval of the holders of a majority of all the issued and outstanding shares of Common Stock present either in person or by proxy at a meeting duly held for that purpose, make any alteration or amendment thereof which operates (a) to increase the total number of shares of Common Stock for which Options may be granted under the Plan, except as resulting from the operation of Section 9, (b) to extend the maximum option period provided in
Section 6.d., (c) to decrease the minimum Option Price provided in Section 6.c., or (d) extend the class of Optionees permitted to be granted Options. Any Option which is outstanding under the Plan at the time of its amendment or termination shall remain in effect in accordance with its terms and conditions and those of the Plan as in effect when the Option was granted. With the consent of the Optionee affected, the Committee may amend outstanding Option Agreements in a manner which may be adverse to the Optionee but which is not inconsistent with the Plan. In the discretion of the Committee, outstanding Option Agreements may be amended by the Committee in a manner which is not adverse to the Optionee.


     12. Change in Control.

     a.   In the  event  of a Change  in  Control,  each  Option  granted  to an
          Optionee prior to June 12, 2002 pursuant to this Plan shall immediately become vested and fully exercisable. Each Option granted pursuant to this Plan on or after June 12, 2002 shall immediately become vested and fully exercisable in the event of a Change in Control only if so specified in the Optionee's Option Agreement or otherwise approved by the Committee. In addition, any Optionee may request to receive at such time an Option Settlement, as provided in
          Section 7, notwithstanding that such election is not made during the period set forth in Section 7.a.

     b. For purposes of this Section 12, a Change in Control shall be deemed to have occurred if the event set forth in any one of the following paragraphs shall have occurred:

          (i) any Person is or becomes the Beneficial Owner, directly or indirectly, of securities of the Corporation (not including in the securities beneficially owned by such Person any securities acquired directly from the Corporation or its affiliates) representing 50% or more of the combined voting power of the Corporation's then outstanding securities, excluding any Person who becomes such a Beneficial Owner in connection with a transaction described in clause (A) of paragraph (iii) below; or

          (ii) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, on the date the Plan is approved by the shareholders of the Corporation, constitute the Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Corporation) whose appointment or election by the Board or nomination for election by the Corporation's shareholders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date hereof or whose appointment, election or nomination for election was previously so approved or recommended; or

          (iii)there  is   consummated   a  merger  or   consolidation   of  the
               Corporation or any direct or indirect subsidiary of the Corporation with any other corporation, other than (A) a merger or consolidation which results in the directors of the Corporation immediately prior to such merger or consolidation continuing to constitute at least a majority of the board of directors of the Corporation, the surviving entity or any parent thereof or (B) a merger or consolidation effected to implement a recapitalization of the Corporation (or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of securities of the Corporation (not including in the securities Beneficially Owned by such Person any securities acquired directly from the Corporation or its Affiliates) representing 50% or more of the combined voting power of the Corporation's then outstanding securities; or

          (iv) the shareholders of the Corporation approve a plan of complete liquidation or dissolution of the Corporation or there is consummated an agreement for the sale or disposition by the Corporation of all or substantially all of the Corporation's assets, other than a sale or disposition by the Corporation of all or substantially all of the Corporation's assets immediately following which the individuals who comprise the Board immediately prior thereto constitute at least a majority of the board of directors of the entity to which such assets are sold or disposed or any parent thereof.

                    Notwithstanding  the foregoing,  a "Change in Control" shall not be deemed to have occurred by virtue of the consummation of any transaction or series of integrated transactions immediately following which the record holders of the common stock of the Corporation immediately prior to such transaction or series of transactions continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of the assets of the Corporation immediately following such transaction or series of transactions.

     13. Effectiveness and Termination of the Plan.

     a. The Plan shall become effective upon adoption by the Board. The Plan shall be rescinded and all Options granted hereunder shall be null and void unless within 12 months from adoption of the Plan it shall have been approved by a vote of the holders of a majority of all the issued and outstanding shares of Common Stock present either in person or by proxy at a meeting duly held for such purpose.

     b.   The Plan shall terminate on the earliest to occur of:

               (i) The date when all the shares of Common Stock available under the Plan shall have been acquired through the exercise of Options granted under the Plan, or the payment of Settlement Options in lieu of such exercise;

               (ii) 10  years  after  the  date of  adoption  of the Plan by the
                    Board; or

               (iii) Such other date as the Board shall determine.

     14. Governing Law. The provisions of the Plan shall be construed, administered and enforced according to the laws of the State of Delaware.

     15. Miscellaneous.

     a. The captions and section headings used herein are for convenience only, shall not be deemed part of the Plan and shall not in any way restrict or modify the context and substance of any section or paragraph hereof.

     b. The Plan shall be construed in such a fashion that all Incentive Options shall qualify as "incentive stock options" under Section 422 of the Code.

     The Immunomedics, Inc. 1992 Plan was originally adopted by the Board on September 10, 1992 and approved by the Corporation's shareholders on November 5, 1992. The 1992 Plan was amended and restated by the Board on May 18, 2000 and approved by the shareholders at the annual meeting of the Corporation's shareholders on December 6, 2000. On September 25, 2001 the Board adopted, subject to approval by the shareholders of the Corporation, the Plan, as an amendment, restatement and continuation of the 1992 Plan.

                                                                    EXHIBIT 10.7
                                SEVERANCE AGREEMENT

     THIS SEVERANCE AGREEMENT ("Agreement") is made and entered into this 18th day of June , 2002, by and among IMMUNOMEDICS,INC., a Delaware Corporation, with its principal place of business located at 300 American Road, Morris Plains, New Jersey 07950 ("Immunomedics" or "Corporation"), Dr. David M. Goldenberg residing at 330 Pleasant Valley Road, Mendham, New Jersey 07926 ("Dr. Goldenberg" or "Employee") and DMG ASSOCIATES, L.P., a Delaware Limited Partnership ("DMG Partnership").

                              W I T N E S S E T H :

     WHEREAS, Dr. Goldenberg is a valued employee and Chairman of the Board, Chief Scientific Officer and a Director of Immunomedics; and

     WHEREAS, As of November 20, 2001, Immunomedics is the owner and beneficiary of a certain $10 Million Universal Life Insurance Policy insuring the life of Dr. Goldenberg and requiring the payment of annual premium amounts of $343,732 (paid through 11/20/02), as set forth on Schedule A attached to this Agreement ("Universal Life Policy"); and

     WHEREAS, Immunomedics desires to reward Dr. Goldenberg for his past years of service and for his rendering of future additional services by providing Dr. Goldenberg with severance insurance benefits and severance compensation in the event of the termination of Dr. Goldenberg's employment with the Corporation, including as a consequence of a Change of Control of the Corporation, his Disability or otherwise.

     NOW, THEREFORE, in consideration of the promises and mutual covenants herein set forth, the parties hereby agree as follows:

     1.   DEFINITIONS.

          A. Change of Control. For the purposes of this Agreement, the term "Change of Control" shall mean the occurrence of any of the following events:

               (i) Immunomedics is merged or consolidated with another corporation, or business entity, and as a result of such merger or consolidation, less than fifty percent (50%) of the outstanding voting securities of the surviving or resulting corporation or business entity are owned or controlled by the present stockholders of Immunomedics.

               (ii) Immunomedics sells all or substantially all of its assets to another corporation or business entity, which is not owned and controlled by the present stockholders of Immunomedics, is not a wholly-owned subsidiary of Immunomedics, or is not an affiliated business entity controlled by Immunomedics.

               (iii) There is an acquisition of more than fifty percent (50%) of the outstanding voting securities of Immunomedics (whether directly, indirectly, beneficially, or of record) pursuant to any sale transaction or combination of sale transactions to any unrelated third party, excluding present stockholders and employees of Immunomedics.

          B. Disability. For the purposes of this Agreement, the term "Disability" shall mean an illness, injury or other physical or mental condition of Dr. Goldenberg for a period of one hundred eighty (180) consecutive days, or for a period aggregating one hundred eighty (180) days during any two hundred seventy (270) day period from the commencement of such condition, which results in Dr. Goldenberg's inability to perform during such period substantially all of the duties he performed in his capacity as director, officer and employee of Immunomedics and to the extent he was performing such duties immediately prior to the commencement of such condition, as determined under the group disability income insurance policy maintained by Immunomedics for Dr. Goldenberg or, if there is no such group disability income insurance policy, then as provided under the employment agreement between Dr. Goldenberg and Immunomedics.

          C. Purchaser. For the purposes of this Agreement, the term "Purchaser" shall mean the purchaser through a sale, merger, or other transfer of more than fifty percent (50%) of the outstanding voting securities of Immunomedics or all or substantially all of the assets of Immunomedics pursuant to a Change of Control.

     2.   TRANSFER OF LIFE INSURANCE POLICY.

          A. Purchase of Policy. Immunomedics or the Purchaser, as applicable, shall transfer ownership to DMG Partnership and DMG Partnership shall purchase the Universal Life Policy as of the date of the termination of the employment of Dr. Goldenberg with Immunomedics or the Purchaser, as applicable, in the event of: (i) a Change of Control within six (6) years of the date of this Agreement; (ii) the Disability of Dr. Goldenberg within six (6) years of the date of this Agreement; or (iii) for any other reason whatsoever, including a voluntary or involuntary termination of employment, but other than as a consequence of a Change of Control or the Disability or the death of Dr. Goldenberg, occurring as, of, or at any time after three
     (3) years of the date of this Agreement.

          B. Purchase Price. The purchase price for the transfer and purchase of the Universal Life Policy by DMG Partnership shall be equal to the lesser of (i) the total dollar amount which Immunomedics and the Purchaser, as applicable, have paid in premium costs on the Universal Life Policy as of the date of Dr. Goldenberg's termination of employment, less any Universal Life Policy indebtedness to the insurer or indebtedness secured by the cash surrender value of the Universal Life Policy; or (ii) the cash surrender value of the Universal Life Policy as of the date of Dr. Goldenberg's termination of employment, less any Universal Life Policy indebtedness to the insurer or indebtedness secured by the cash surrender value of the Universal Life Policy ("Life Insurance Purchase Price").

          C. Payment of Purchase Price and Transfer of Policy. The Life Insurance Purchase Price shall be paid in cash or by certified check by DMG Partnership to Immunomedics or the Purchaser, as applicable, as of the date of the termination of the employment of Dr. Goldenberg with Immunomedics or the Purchaser, as applicable. Upon Immunomedics' or the Purchaser's, as applicable, receipt of the Life Insurance Purchase Price, Immunomedics or the Purchaser, as applicable, shall simultaneously execute and deliver Changes of Ownership and Beneficiary Designation naming DMG Partnership as the owner and beneficiary of the Universal Life Policy, together with any other documentation necessary to transfer full and complete ownership of the Universal Life Policy, to DMG Partnership.

     3.   SEVERANCE COMPENSATION.

          A. Termination of Employment. Dr. Goldenberg shall be paid severance compensation by Immunomedics or the Purchaser, as applicable, as provided under Sections 3B (Change of Control and Disability) and 3C (Voluntary or Involuntary Termination After Three Years) of this Agreement in addition to and notwithstanding any deferred compensation, severance compensation and other payments and benefits payable to Dr. Goldenberg by Immunomedics or the Purchaser, as applicable, pursuant to his employment agreement or under any other agreement as a consequence of the termination of Dr. Goldenberg's employment with Immunomedics or the Purchaser, as applicable. It is understood and agreed, however, that in the event of the termination of the employment of Dr. Goldenberg with Immunomedics within three (3) years of the date of this Agreement for any reason whatsoever, including a voluntary or involuntary termination of employment, but other than as a consequence of a Change of Control or the Disability of Dr. Goldenberg, no severance compensation shall be payable by Immunomedics to Dr. Goldenberg under this Agreement.

          B. Change of Control and Disability. In the event of a Change of Control within six (6) years of the date of this Agreement or the Disability of Dr. Goldenberg within six (6) years of the date of this Agreement resulting in the termination of the employment of Dr. Goldenberg with Immunomedics, or the Purchaser, as applicable, severance compensation shall be paid by Immunomedics or the Purchaser, as applicable, to Dr. Goldenberg in cash or by certified check equal to the entire Life Insurance Purchase Price immediately upon the receipt by Immunomedics or the Purchaser, as applicable, of the Life Insurance Purchase Price from the DMG Partnership as provided in Section 2.

          C. Voluntary or Involuntary Termination After Three Years. In the event of the termination of the employment of Dr. Goldenberg with Immunomedics for any reason whatsoever, including a voluntary or involuntary termination of employment, but other than as a consequence of a Change of Control or the Disability or death of Dr. Goldenberg, occurring as, of, or at anytime after three (3) years of the date of this Agreement, severance compensation shall be paid by Immunomedics to Dr. Goldenberg in cash or certified check equal to part or all of the Life Insurance Purchase Price immediately upon the receipt by Immunomedics of the Life Insurance Purchase Price from DMG Partnership, as follows:

               (i) Fifty percent (50%) of the Life Insurance Purchase Price upon the termination of the employment of Dr. Goldenberg as of the three
          (3) year anniversary date of this Agreement, together with and as increased by an additional pro rata amount of the remaining fifty percent (50%) balance of the Life Insurance Purchase Price for each additional entire one (1) month period after the three (3) year anniversary  date  of  this  Agreement  that  the  employment  of  Dr.
          Goldenberg continues with Immunomedics until the six (6) year anniversary date and thereafter of this Agreement, at which time the severance compensation paid by Immunomedics to Dr. Goldenberg shall be equal to the entire amount of the Life Insurance Purchase Price.

     4.   POLICY RESTRICTIONS.

          Immunomedics shall not sell, assign, transfer, pledge, encumber, surrender, cancel, change the ownership or beneficiary designation provision, nor change the dividend election option of the Universal Life Policy. Notwithstanding anything else to the contrary in this Agreement, Immunomedics shall be allowed to borrow against the cash surrender value of the Universal Life Policy.

     5.   AMENDMENT OF AGREEMENT.

          This Agreement may not be amended, altered or modified, except by a written instrument signed by the parties hereto, or their respective successors or assigns, and may not be otherwise terminated except as provided herein; provided, however, that Dr. Goldenberg may at any time substitute any other person, entity or trust as the purchaser of the Universal Life Policy under this Agreement in place of DMG Partnership or otherwise change part or all of DMG Partnership's rights as set forth in
     Section 6 to purchase the Universal Life Policy under this Agreement.

     6.   ASSIGNMENT OF PURCHASE RIGHTS.

          Notwithstanding anything to the contrary in this Agreement, Dr. Goldenberg shall have the right at anytime to change part or all of DMG Partnership's rights to purchase the Universal Life Policy under this Agreement and assign such rights to any person, entity or trust by execution of a written assignment delivered to Immunomedics and DMG Partnership.

     7.   ENTIRE AGREEMENT.

          This Agreement represents the entire Agreement between the parties with respect to all matters addressed herein, and all prior Agreements between the parties, whether oral or written, with respect to the matters addressed herein, shall be null and void.

     8.   BINDING AGREEMENT.

          This Agreement shall be binding upon the inure to the benefit of Immunomedics, or the Purchaser, as applicable, and their successors and assigns, Dr. Goldenberg and his respective heirs, executors, administrators and assigns and DMG Partnership and its successor and assigns. It is specifically understood and agreed that in the event of a Change of Control, the Purchaser shall be deemed to automatically assume, without any assignment or further writing, all of the rights and obligations of Immunomedics under this Agreement.

     9.   NOTICE.

          Any notice, consent or demand required or permitted to be given under the provisions of this Agreement shall be in writing, and shall be signed by the party giving or making the same. If such notice, consent or demand is mailed to a party hereto, it shall be sent by United States certified mail, postage prepaid, addressed to such party's address as set forth herein, unless such party notifies the other party of a different address. The date of such mailing shall be deemed the date such notice, consent or demand was given.

     10.  GOVERNING LAW.

          This Agreement, and the rights of the parties hereunder, shall be governed by and construed in accordance with the laws of the State of New Jersey.
                                       6

     11.  COUNTERPARTS.

          This Agreement may be executed in counterparts, each of whom shall be deemed to be an original, but all of which shall constitute one and the same agreement.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first hereinabove written.

ATTEST:                      IMMUNOMEDICS, INC.

/s/ Patricia Merwin          By:  /s/ CYNTHIA L. SULLIVAN
-----------------------         ------------------------------------------------
                                  CYNTHIA L. SULLIVAN, President

WITNESS:                     EMPLOYEE:


/s/ Patricia Merwin               /s/DR. DAVID M. GOLDENBERG
-----------------------         ------------------------------------------------
                                  DR. DAVID M. GOLDENBERG

                             DMG ASSOCIATES, L.P.
                             By: DMG Associates, I, L.L.C., General Partner

/s/ Barbara West             By:  /s/ EVA J. GOLDENBERG
-----------------------         ------------------------------------------------
                                  EVA J. GOLDENBERG, Member

/s/ Brett Orlove             By:  /s/ DEBORAH S. ORLOVE
-----------------------         ------------------------------------------------
                                  DEBORAH S. ORLOVE, Member

/s/ Brett Orlove             By:  /s/ NEIL A. GOLDENBERG
-----------------------         ------------------------------------------------
                                  NEIL A. GOLDENBERG, Member

                             By:  Trust Under Agreement Dated
                                  April 23, 1993 for the Benefit
                                  of Denis C. Goldenberg, Member

/s/ CYNTHIA L. SULLIVAN              By:  /s/ EVA J. GOLDENBERG
-----------------------                 ---------------------------------------
                                          EVA J. GOLDENBERG, Trustee

/s/ Brett Orlove                     By:  /s/ DEBORAH S. ORLOVE
-----------------------                  ---------------------------------------
                                          DEBORAH   S. ORLOVE, Trustee

                             By:  Trust Under Agreement Dated
                                  August 4, 1998, for the Benefit
                                  of  Lee R. Goldenberg, Member

/s/ Brett Orlove                     By:  /s/ DEBORAH S. ORLOVE
-----------------------                  ---------------------------------------
                                          DEBORAH S. ORLOVE, Trustee

                               SEVERANCE AGREEMENT

                                   SCHEDULE A

                         UNIVERSAL LIFE INSURANCE POLICY


Insurance  Policy     Death      Annual                            Owner/
Company    Number     Benefit   Premium       Insured            Beneficiary

General    6217682  $10 Million $343,732  David M. Goldenberg Immunomedics, Inc.
American

                                                                   EXHIBIT 10.24
________________________________________________________________________________
________________________________________________________________________________



                      CONTRIBUTION AND ASSIGNMENT AGREEMENT


                                     between


                            IBC Pharmaceuticals, LLC,



                                       and


                            IBC Pharmaceuticals, Inc.




                            Dated as of June 30, 2002


________________________________________________________________________________
________________________________________________________________________________

                      CONTRIBUTION AND ASSIGNMENT AGREEMENT

     This Contribution and Assignment Agreement (this "Agreement") is entered into as of the 30th day of June, 2002 by and between IBC Pharmaceuticals, LLC, a Delaware limited liability company ("IBC") and IBC Pharmaceuticals, Inc., a Delaware corporation ("Newco").

     WHEREAS,   IBC  is  in  the   business   of   research,   development   and
commercialization of therapeutic drugs that target cancer;

     WHEREAS, IBC desires to transfer all of the tangible and intangible assets of, and the business conducted by, IBC (collectively, the "Business") for the consideration set forth below and the assumption of all of IBC's liabilities; and

     WHEREAS, Newco desires to acquire the Business.

     NOW, THEREFORE, in consideration of the premises and the mutual covenants contained in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:


                                    ARTICLE I
                             CONTRIBUTION OF ASSETS

     SECTION 1.1 Delivery of Assets. Upon the terms and subject to the conditions set forth in this Agreement, at the Closing (as defined in Section 1.5) IBC shall contribute to Newco, subject to all claims, charges, liens, contracts, rights, options, security interests, mortgages, encumbrances and restrictions whatsoever (collectively, "Claims"), all of the assets, properties and rights owned by IBC or in which IBC has any right or interest of every type and description, real, personal and mixed, tangible and intangible, and all other assets, properties and rights of every kind and nature owned by IBC, whether or not specifically referred to in this Agreement (collectively, the "Transferred Assets"), all with the intention that the Business shall be transferred to Newco as a going concern.

     IBC shall effect the transfer of the Transferred Assets to Newco pursuant to an Assignment Agreement (the "Assignment Agreement") in substantially the form of Exhibit A attached hereto, and Newco shall assume all liabilities of IBC pursuant to an Instrument of Assumption (the "Instrument of Assumption") in substantially the form of Exhibit B attached hereto.

     SECTION 1.2 Consideration. In consideration of the Transferred Assets, at the Closing Newco shall deliver to IBC the following: (i) 5,599,705 shares of Newco Series A Convertible Preferred Stock, $0.01 par value per share (the "Series A Shares"); and (ii) 643,701 shares of Newco Series B Convertible Preferred Stock, $0.01 par value per share (the "Series B Shares" and together with the Series A Shares, the "Shares").

     SECTION 1.3 Further Assurances. At any time and from time to time after the Closing Date, upon the request of Newco and without further consideration, IBC shall execute, acknowledge and deliver, or shall cause to be executed, acknowledged and delivered, all such further acts, deeds, assignments, transfers, conveyances, powers of attorney and assurances as may be reasonably necessary to effectuate the assignment, transfer and conveyance of and confirm Newco's title to or interest in the Transferred Assets and the Business to Newco.

     SECTION 1.4 Assumption of Liabilities. Newco shall assume all of the obligations and liabilities of IBC (the "Assumed Liabilities") in connection with the transfer of the Transferred Assets, including all obligations and liabilities on account of the operation of the Business prior to, on and after the Closing Date.

     SECTION 1.5 Closing. The closing of the transactions contemplated by this Agreement (the "Closing") shall take place at the offices of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., One Financial Center, Boston, Massachusetts at 10 o'clock a.m., on June 30, 2002, or such other location, date and time as may be agreed upon by the parties (such date and time being called the "Closing Date"). At the Closing:

     A.   IBC shall deliver or cause to be delivered to Newco the following:

          (i)  the Assignment Agreement; and

          (ii) all of the books, data, documents, instruments and other records relating to the Business, including, without limitation, the original licenses, patents, patent applications, trademark registrations, permits and all laboratory notebooks and other notes and records relating to IBC's intellectual property.

     B.   Newco shall deliver or cause to be delivered to IBC the following:

          (i)  the Shares; and

          (ii) the Instrument of Assumption.

     C. The parties shall deliver such further documents, resolutions, certificates and instruments as any party or its counsel reasonably requests to facilitate the consummation of the transactions contemplated hereby, including, but not limited to, any documents required to be filed with the United States Patent and Trademark Office.


     SECTION 1.6 Tax Consequences. For federal income tax purposes, the parties intend that the transactions contemplated by this Agreement be treated as a tax-free reorganization under Section 351 of the Internal Revenue Code of 1986, as amended.

                                   ARTICLE II
                      REPRESENTATIONS AND WARRANTIES OF IBC

     As an inducement to Newco to enter into this Agreement and to consummate the transactions contemplated hereby, IBC hereby represents and warrants to Newco as follows:

     SECTION 2.1 Organization and Qualification. IBC is a limited liability company duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and is duly licensed or qualified to transact business as a foreign company and is in good standing in each jurisdiction in which the nature of the Business or the character of the properties owned or leased by IBC requires such licensing or qualification.

     SECTION 2.2 Corporate Power and Authority. IBC has the corporate power and authority to own and hold its properties and to carry on its business. IBC has the corporate power and authority to execute, deliver and perform this Agreement and the other documents and instruments contemplated hereby. The execution, delivery and performance of this Agreement and the documents contemplated hereby and the consummation of the transactions contemplated hereby and thereby have been duly authorized and approved by IBC, and no other corporate action is necessary for the authorization, execution, delivery and performance by IBC of this Agreement and the documents contemplated hereby and the consummation of the transactions contemplated hereby and thereby. This Agreement, and each of the other agreements, documents and instruments to be executed and delivered by IBC have been duly executed and delivered by, and constitute the legal, valid and binding obligation of, IBC enforceable against IBC in accordance with their terms.

     SECTION 2.3 Validity, Etc. Neither the execution and delivery of this Agreement and the other documents and instruments contemplated hereby, the consummation of the transactions contemplated hereby or thereby, nor the performance of this Agreement and such other agreements in compliance with the terms and conditions hereof and thereof will (i) violate, conflict with or result in any breach of any agreement, certificate of formation, bylaw, judgment, decree, order, statute or regulation applicable to IBC, (ii) require any consent, approval, authorization or permit of, or filing with or notification to, any governmental or regulatory authority, (iii) violate, conflict with or result in a breach, default or termination or give rise to any right of termination, cancellation or acceleration of the maturity of any payment date of any of the obligations of IBC or increase or otherwise affect the obligations of IBC under any law, rule, regulation or any judgment, decree, order, governmental permit, license or order or any of the terms, conditions or provisions of any mortgage, indenture, note, license, agreement or other instrument or obligation related to IBC or to IBC's ability to consummate the transactions contemplated hereby or thereby, except for such defaults (or rights of termination, cancellation or acceleration) as to which requisite waivers or consents have been obtained in writing and provided to Newco, (iv) violate any order, writ, injunction, decree, statute, rule or regulation applicable to IBC or (v) result in the creation of any Claim upon the Transferred Assets.

     SECTION 2.4 Books and Records. IBC has made available to Newco all of the books and records of IBC, including without limitation, all the financial statements of IBC (the "Financial Statements"). IBC has no liabilities or obligations of any nature (whether absolute, accrued, fixed, contingent or otherwise), and there is no existing fact, condition, or circumstance which could reasonably be expected to result in such liabilities or obligations, except as set forth in the Financial Statements. Since December 31, 2001, none of the business, prospects, financial condition, operations, property or affairs of IBC has been materially adversely affected by any occurrence or development, individually or in the aggregate, whether or not insured against.

     SECTION 2.5 Complete Assets. The Transferred Assets include all the assets needed to conduct the Business in the manner in which the Business is currently being conducted.

     SECTION 2.6 Litigation. Except as would not materially adversely affect, individually or in the aggregate, its businesses, operations, properties, assets or condition (financial or otherwise), there is no (a) action, suit, claim, proceeding or investigation pending or, to the best of IBC's knowledge, threatened against or affecting IBC (whether or not IBC is a party or prospective party thereto), at law or in equity, or before or by any federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, (b) arbitration proceeding relating to IBC or (c) governmental inquiry pending or threatened against or involving IBC, and there is no basis for any of the foregoing.

     SECTION 2.7 Compliance with Law. IBC has complied in all material respects with and is not in default under, all laws, ordinances, legal requirements, rules, regulations and orders applicable to it, its operations, properties, assets, products and services. There is no existing law, rule, regulation or order, and IBC is not aware of any proposed law, rule, regulation or order, whether federal or state, which would prohibit or materially restrict Newco from, or otherwise materially adversely affect Newco in, conducting the Business in any jurisdiction in which such business is now conducted.

     SECTION 2.8 Licenses and Permits. IBC has all the licenses, permits, pending applications, consents, approvals and authorizations of or from any public or governmental agency, used in or otherwise necessary in the conduct of the Business, (collectively, the "Permits") each of which will be duly and validly transferred to Newco. IBC has complied with all conditions and requirements imposed by the Permits and IBC has not received any notice of, and has no reason to believe, that any appropriate authority intends to cancel or terminate any of the Permits or that valid grounds for such cancellation or termination exist. IBC owns or has the right to use the Permits in accordance with the terms thereof without any conflict or alleged conflict or infringement with the rights of others and subject to no Claim, and each Permit is valid and in full force and effect, and will not be terminated or adversely affected by the transactions contemplated hereby.

     SECTION 2.9 Insurance. IBC is adequately insured with responsible insurers in respect of its properties, assets and businesses against risks normally insured against by companies in similar lines of business under similar circumstances.

     SECTION 2.10 Outstanding Commitments. IBC has made available to Newco true, correct and complete copies of all of existing contracts, agreements, commitments, licenses and franchises (the "Agreements"), whether written or oral, relating to IBC. IBC has paid in full all amounts due as of the date hereof under each Agreement. All of the Agreements are in full force and effect. IBC and each other party thereto have performed all the obligations required to be performed by them to date, have received no notice of default and are not in default (with due notice or lapse of time or both) under any Agreement.

     SECTION 2.11 Intellectual Property. IBC owns or possesses adequate licenses or other enforceable rights to use all intellectual property (the "Intellectual Property") necessary or desirable to conduct the Business as conducted and as proposed to be conducted and all such rights will be duly and validly transferred to Newco pursuant to the terms of this Agreement. None of the Intellectual Property is involved in any interference or opposition proceeding, and there has been no written notice received by IBC or any of its affiliates or any other indication that any such proceeding will hereafter be commenced. IBC and its affiliates have used all reasonable efforts to protect their Intellectual Property against infringement by others and to preserve their trade secrets and confidential or proprietary information. IBC does not have any basis for provoking or initiating an interference or opposition proceeding with respect to any Intellectual Property held or used by others, and does not have any basis for believing that any of the Intellectual Property is being infringed by others. All of the Intellectual Property rights of IBC, licenses, and other contracts and agreements with respect thereto, to which IBC is a party, are legally valid and binding and in full force and effect.

                                   ARTICLE III
                     REPRESENTATIONS AND WARRANTIES OF NEWCO

     Newco represents and warrants to IBC as follows:

     SECTION 3.1 Organization. Newco is duly incorporated, validly existing and in good standing under the laws of the State of Delaware and is duly qualified to transact business as a foreign corporation in each jurisdiction in which the failure to so qualify would have a material adverse impact on Newco's ability to acquire the Transferred Assets.

     SECTION 3.2 Newco Power and Authority. Newco has the corporate power and authority to execute, deliver and perform this Agreement and the other documents and instruments contemplated hereby. The execution, delivery and performance of this Agreement and the documents contemplated hereby and the consummation of the transactions contemplated hereby and thereby have been duly authorized and approved by Newco, and no other corporate action is necessary for the authorization, execution, delivery and performance by Newco of this Agreement and the documents contemplated hereby and the consummation of the transactions contemplated hereby and thereby This Agreement, and each of the other agreements, documents and instruments to be executed and delivered by Newco have been duly executed and delivered by, and constitute the valid and binding obligation of Newco enforceable against Newco in accordance with their terms.

     SECTION 3.3 Validity, Etc. Neither the execution and delivery of this Agreement and the other documents and instruments contemplated hereby, the consummation of the transactions contemplated hereby or thereby, nor the performance of this Agreement and such other agreements in compliance with the terms and conditions hereof and thereof will (i) conflict with or result in any breach of any trust agreement, certificate of incorporation, bylaw, judgment, decree, order, statute or regulation applicable to Newco (ii) require any consent, approval, authorization or permit of, or filing with or notification to, any governmental or regulatory authority (iii) result in a breach of or default (or give rise to any right of termination, cancellation or acceleration) under any law, rule or regulation or any judgment, decree, order, governmental permit, license or order or any of the terms, conditions or provisions of any mortgage, indenture, note, license, agreement or other instrument to which Newco is a party or (v) violate any order, writ, injunction, decree, statute, rule or regulation applicable to Newco.

     SECTION 3.4 Capitalization. The authorized capital stock of Newco (immediately prior to the Closing) consists of (i) 15,000,000 shares of Common Stock, par value $0.01 per share, none of which are outstanding, (ii) 5,599,705 shares of Series A Convertible Preferred Stock, par value $0.01 per share, none of which are outstanding, (iii) 643,701 shares of Series B Convertible Preferred Stock, par value $0.01 per share, none of which are outstanding, (iv) 1,399,926 shares of Series C Convertible Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), all of which are issued and outstanding, and (v) 2,356,668 shares of undesignated Preferred Stock. All of the issued and outstanding shares of Series C Preferred Stock have been duly authorized and validly issued and are fully paid and nonassessable. All of such shares of Series C Preferred Stock were issued in full compliance with all federal, state and local rules, laws and regulations. As of the Closing Date, there are no outstanding subscriptions, options, warrants, rights, calls or convertible securities, or other commitments of any nature relating to shares of the capital stock of Newco. As of the date hereof, Newco has no obligation (contingent or other) to purchase, redeem or otherwise acquire any of its capital stock or any interest therein or to pay any dividend or make any other distribution in respect thereof.

     SECTION 3.5 Operations of Newco. Newco was formed for the purpose of assuming the Business as contemplated by this Agreement. As of the date hereof, Newco has engaged in no business other than as contemplated by this Agreement.

                                   ARTICLE IV
                                  MISCELLANEOUS

     SECTION 4.1 Notices. All notices, requests, consents and other communications hereunder shall be in writing, shall be addressed to the receiving party's address set forth below or to such other address as a party may designate by notice hereunder, and shall be either (i) delivered by hand,
(ii) made by telex, telecopy or facsimile transmission, (iii) sent by recognized overnight courier, or (iv) sent by registered or certified mail, return receipt requested, postage prepaid.

         If to Newco:

         IBC Pharmaceuticals, Inc.
         300 American Road
         Morris Plains, NJ  07950
         Attn: Cynthia L. Sullivan, President

         With a copy to:

         Joseph E. Mullaney III, Esq.
         Mintz, Levin, Cohn, Ferris,
           Glovsky and Popeo, P.C.
         One Financial Center
         Boston, MA  02111

         If to IBC:

         IBC Pharmaceuticals, LLC
         300 American Road
         Morris Plains, NJ  07950
         Attn:  David M. Goldenberg, Manager

         With a copy to:

         Jeff Spindler, Esq.
         Olsham, Grundman, Frome, Rosenweig & Wolosky LLP
         505 Park Avenue
         New York, NY 10022

All notices, requests, consents and other communications hereunder shall be deemed to have been delivered (i) if by hand, at the time of the delivery thereof to the receiving party at the address of such party set forth above,
(ii) if made by telex, telecopy or facsimile transmission, at the time that receipt thereof has been acknowledged by electronic confirmation or otherwise,
(iii) if sent by overnight courier, on the next business day following the day such notice is delivered to the courier service, or (iv) if sent by registered or certified mail, on the fifth business day following the day such mailing is made.

     SECTION 4.2 Entire Agreement. This Agreement together with the Exhibits hereto and the other documents executed in connection herewith (together, the "Documents") embody the entire agreement and understanding between the parties hereto with respect to the subject matter hereof and supersedes all prior oral or written agreements and understandings relating to the subject matter hereof. No statement, representation, warranty, covenant or agreement of any kind not expressly set forth in the Documents shall affect, or be used to interpret, change or restrict, the express terms and provisions of this Agreement.

     SECTION 4.3 Modifications and Amendments. The terms and provisions of this Agreement may be modified or amended only by written agreement executed by the parties hereto.

     SECTION 4.4 Waivers and Consents. No failure or delay by a party hereto in exercising any right, power or remedy under this Agreement, and no course of dealing between the parties hereto, shall operate as a waiver of any such right, power or remedy of the party.

     SECTION 4.5 Assignment. Neither this Agreement, nor any right hereunder, may be assigned by either party hereto without the prior written consent of the other party, except that Newco may assign all or part of its rights and obligations under this Agreement to one or more direct or indirect subsidiaries or affiliates.

     SECTION 4.6 Parties in Interest. This Agreement shall be binding upon and inure solely to the benefit of each party hereto and their permitted assigns, and nothing in this Agreement, express or implied, is intended to confer upon any other person any rights or remedies of any nature whatsoever under or by reason of this Agreement. Nothing in this Agreement shall be construed to create any rights or obligations except between the parties hereto, and no person or entity shall be regarded as a third-party beneficiary of this Agreement.

     SECTION 4.7 Governing Law. This Agreement and the rights and obligations of the parties hereunder shall be construed in accordance with and governed by the internal laws of the State of Delaware, without giving effect to the conflict of law principles thereof.

     SECTION 4.8 Severability. In the event that any court of competent jurisdiction shall finally determine that any provision, or any portion thereof, contained in this Agreement shall be void or unenforceable in any respect, then such provision shall be deemed limited to the extent that such court determines it enforceable, and as so limited shall remain in full force and effect. In the event that such court shall determine any such provision, or portion thereof, wholly unenforceable, the remaining provisions of this Agreement shall nevertheless remain in full force and effect.

     SECTION 4.9 Counterparts. This Agreement may be executed in one or more counterparts, and by different parties hereto on separate counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

                     [Remainder of page intentionally blank]

     IN WITNESS WHEREOF, IBC and Newco have executed this Agreement as of the day and year first above written.

                                          IBC PHARMACEUTICALS, LLC


                                          By:   /s/ David M. Goldenberg
                                                -----------------------
                                          Name:  David M. Goldenberg
                                          Title:  Chairman


                                          IBC PHARMACEUTICALS, INC.


                                          By:  /s/ Cynthia L. Sullivan
                                               -----------------------
                                          Name:  Cynthia L. Sullivan
                                          Title:  President

                                    Exhibit A


                              ASSIGNMENT AGREEMENT

     ASSIGNMENT AGREEMENT, dated as of June 30, 2002, is executed and delivered by IBC Pharmaceuticals, LLC, a Delaware limited liability company ("IBC"), in favor of IBC Pharmaceuticals, Inc. a Delaware corporation ("Newco"), pursuant to that certain Contribution and Assignment Agreement by and between IBC and Newco, dated as of June 30, 2002 (the "Contribution Agreement"). All capitalized terms used herein and not defined herein shall have the respective meanings ascribed to such terms in the Contribution Agreement.

     For good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, IBC hereby assigns to Newco and its successors and assigns, to have and to hold forever, and Newco hereby accepts from IBC, all of IBC's right, title and interest in, to and under the Transferred Assets, wherever located, including but not limited to the Transferred Assets set forth on Schedule A hereto.


     IBC hereby covenants with and represents and warrants to Newco that IBC has all right, title, and interest in, to and under the Transferred Assets, and that IBC has the legal right to assign the Transferred Assets as provided in this Assignment Agreement.

     This Assignment Agreement evidences the consummation of the contribution by IBC to Newco of the Transferred Assets contemplated by the Contribution Agreement. IBC, by its execution of this Assignment Agreement, and Newco, by its acceptance of this Assignment Agreement, each hereby acknowledges and agrees that neither the representations and warranties nor the rights and remedies of any party under the Contribution Agreement shall be deemed to be enlarged, modified or altered in any way by this Assignment Agreement. In the event of any inconsistencies or ambiguities between this Assignment Agreement and the Contribution Agreement, the terms of the Contribution Agreement shall govern.

     IBC hereby covenants and agrees that it will, at the request of Newco, execute and deliver such other documents and instruments, in addition to those specifically required by the provisions of the Contribution Agreement, in form and substance reasonably satisfactory to Newco, as may be necessary or desirable to evidence the conveyance of title to the Transferred Assets to Newco made hereby.

     This Assignment Agreement shall inure to the benefit of Newco and its successors and assigns, and shall be binding upon and enforceable against IBC and its respective successors and assigns. This Assignment Agreement shall be governed by the laws of the State of Delaware without giving effect to the conflict of law principles thereof.

     This Agreement may be executed in any number of counterparts, each of which shall be an original, and all of which, when taken together, shall constitute one and the same agreement.

     IN WITNESS WHEREOF, the undersigned have executed this Assignment Agreement under seal as of the date first written above.



                                               IBC PHARMACEUTICALS, LLC


                                               By:________________________
                                               Name:
                                               Title:


                                               IBC PHARMACEUTICALS, INC.


                                               By:________________________
                                               Name:
                                               Title:

                                   Schedule A

     All of the assets, properties and rights owned by IBC or in which IBC has any right or interest of every type and description, real, personal and mixed, tangible and intangible, including, without limitation, software (including, without limitation, source codes, object codes and documentation), licenses thereto, research and development files, operating data, business agreements, property, equipment, inventory, all cash on hand and in banks (including all uncollected items), prepaid expenses and advance payments, tax refunds and tax credits, notes and accounts receivable and all other sums due IBC, goodwill, supplier and customer lists, patents, trademarks, trade names, service marks, licenses and permits, pending applications for patents, trademarks, trade names and licenses, processes, know-how, show-how, trade secrets, computers and computer equipment, computer programs, all books of account, files and other records, systems and processes, contracts, arrangements and understandings, oral and written, formal and informal, for work to be performed and/or services to be provided, real estate and interests therein, security deposits, buildings, leasehold and other improvements, machines, machinery, warehouse equipment, furniture, fixtures, vehicles, supplies, all rights and claims under insurance policies and other contracts of whatever nature, all causes of action, judgments, claims and demands of every nature and all other rights in funds of whatever nature, and all other assets, properties and rights of every kind and nature owned by IBC.

                                    Exhibit B

                            INSTRUMENT OF ASSUMPTION


     INSTRUMENT OF ASSUMPTION (the "Instrument of Assumption"), dated as of June 30, 2002, by IBC Pharmaceuticals, Inc., a Delaware corporation ("Newco"), pursuant to that certain Contribution and Assignment Agreement (the "Contribution Agreement"), dated as of June 30, 2002, by and between IBC Pharmaceuticals, LLC, a Delaware limited liability company ("IBC") and Newco. Capitalized terms used herein and not defined herein shall have the respective meanings ascribed to such terms in the Contribution Agreement.

     In consideration of the contribution to Newco of the Transferred Assets and pursuant to Section 1.4 of the Contribution Agreement, Newco hereby agrees as follows:

     1. Newco assumes and agrees to pay, discharge and perform, as and when the same shall become due, all of the Assumed Liabilities.

     2. This Instrument of Assumption shall be binding upon Newco and its successors and assigns and shall inure to the benefit of IBC and its successors and assigns.

     IN  WITNESS  WHEREOF,   the  undersigned  has  caused  this  Instrument  of
Assumption to be executed as of the date set forth above.



                                                  IBC PHARMACEUTICALS, INC.


                                                  By:________________________
                                                  Name:
                                                  Title:

                                  EXHIBIT 21.1


                 SUBSIDIARIES OF THE COMPANY AS OF JUNE 30, 2002



o  Immunomedics, B.V.            100% owned subsidiary of Immunomedics, Inc.
   (Netherlands)

o  Immunomedics GmbH             100% owned subsidiary of Immunomedics, Inc.
   (Germany)

o  IBC Pharmaceuticals, Inc.     91.58% owned subsidiary of Immunomedics, Inc.
   (Delaware)

                                  EXHIBIT 23.1


                         INDEPENDENT ACCOUNTANTS' CONSENT



The Board of Directors
Immunomedics, Inc.:

We consent to incorporation by reference in the registration statements (No. 333-90338) on Form S-3 and (Nos. 333-53224, 33-56844 and 33-16260) on Form S-8
of Immunomedics, Inc. of our report dated August 9, 2002, with respect to the consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2002, which report appears in the June 30, 2002 annual report on Form 10-K of Immunomedics, Inc.


                                                 KPMG LLP

Princeton, New Jersey
September 25, 2002