Form 10-Q
period 2002-09-30
IMMUNOMEDICS INC
filed 2002-11-13
CIK 722830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

                                      OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         Commission File Number: 0-12104

                               Immunomedics, Inc.
             (Exact name of Registrant as specified in its charter)


               Delaware                              61-1009366
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)


               300 American Road, Morris Plains, New Jersey 07950
               (Address of principal executive offices)(Zip Code)

       Registrant's Telephone Number, Including Area Code: (973) 605-8200

               Former Name, Former Address and Former Fiscal Year,
                  If Changed Since Last Report: Not Applicable

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

         The number of shares of the Registrant's common stock outstanding as of November 12, 2002 was 49,877,443.

                               IMMUNOMEDICS, INC.

                               TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION                                         Page No.
                                                                        --------

ITEM 1.   FINANCIAL STATEMENTS:

          Consolidated Balance Sheets as of September 30, 2002
          (unaudited) and June 30, 2002 .................................     3

          Consolidated Statements of Operations
          and Comprehensive (Loss) Income for the
          Three Months Ended September 30, 2002 and 2001 (unaudited) ....     4

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended September 30, 2002 and 2001 (unaudited) ....     5

          Notes to Unaudited Consolidated Financial Statements ..........     6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................     12

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK .............................................     18

ITEM 4.   CONTROLS AND PROCEDURES .......................................     18


PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS .............................................     19

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS .....................     19

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ...............................     19

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........     19

ITEM 5.   OTHER INFORMATION .............................................     19

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ..............................     19

SIGNATURES AND CERTIFICATIONS ...........................................     20

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     (unaudited)
                                                                                    September 30,           June 30,
                                                                                        2002                  2002
                                                                                ------------------    ------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                    $       13,114,141    $       13,062,954
  Marketable securities                                                                25,195,478            31,724,789
  Accounts receivable, net of allowance for doubtful accounts of
    $292,551 at September 30, 2002 and $289,866 at June 30, 2002                          962,832             1,106,716
  Inventory                                                                               560,409               641,686
  Other current assets                                                                  1,113,698             1,801,979
                                                                                ------------------    ------------------
         Total current assets                                                          40,946,558            48,338,124
Property and equipment, net of accumulated depreciation of $9,990,771 at
  September 30, 2002 and $9,688,929 at June 30, 2002                                    8,379,770             6,561,901
Other long-term assets                                                                     51,157                51,157
                                                                                ------------------    ------------------
Total assets                                                                   $       49,377,485   $        54,951,182
                                                                                ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $        2,421,672   $         3,618,625
   Deferred revenue                                                                     5,225,728             7,475,728
   Other current liabilities                                                            2,554,043             2,201,707
                                                                                ------------------     -----------------
         Total current liabilities                                                     10,201,443            13,296,060
                                                                                ------------------     -----------------
Minority interest                                                                         541,239               559,222

Commitments and Contingencies
Stockholders' equity:
   Preferred Stock, $.01 par value, authorized 10,000,000 shares; issued
     and outstanding 0 shares at September 30, 2002 and June 30, 2002                           -                    -
   Common stock, $.01 par value; authorized, 70,000,000 shares; issued and
     outstanding, 49,877,443 shares at September 30, 2002 and June 30, 2002               498,774              498,774
   Capital contributed in excess of par                                               158,956,086          158,569,476
   Treasury stock, at cost, 34,725 shares                                                (458,370)            (458,370)
   Accumulated deficit                                                               (120,914,336)        (118,028,184)
   Accumulated other comprehensive income                                                 552,649              514,204
                                                                                ------------------     -----------------
         Total stockholders' equity                                                    38,634,803           41,095,900
                                                                                ------------------     -----------------
Total liabilities and stockholders' equity                                     $       49,377,485    $      54,951,182
                                                                                ==================     =================

     See accompanying notes to unaudited consolidated financial statements.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE (LOSS) INCOME

                                                          (unaudited)
                                                      Three Months Ended
                                                        September 30,
                                            ------------------------------------
                                                 2002                 2001
                                            ----------------     ---------------
Revenues:
     Product sales                         $        809,288     $       980,672
     License fee revenues                         2,397,312           2,275,465
     Research and development                        25,282              85,607
                                            ----------------     ---------------
          Total revenues                          3,231,882           3,341,744
                                            ----------------     ---------------
Costs and expenses:
     Costs of goods sold                            132,742             167,452
     Research and development                     4,738,082           2,923,565
     Sales and marketing                            325,335             632,117
     General and administrative                   1,262,965             473,991
                                            ----------------     ---------------
          Total costs and expenses                6,459,124           4,197,125
                                            ----------------     ---------------
Operating loss                                   (3,227,242)           (855,381)
Interest and other income                           341,090             673,241
                                            ----------------     ---------------
Net loss                                   $     (2,886,152)    $      (182,140)
                                            ================     ===============
Per Share Data (Basic and Diluted):
Net loss                                   $          (0.06)    $          0.00
                                            ================     ===============
Weighted average number of common shares
     outstanding                                 49,877,443          49,538,116
                                            ================     ===============
Comprehensive (loss) income:
Net loss                                   $     (2,886,152)    $      (182,140)
                                            ----------------     ---------------
Other comprehensive (loss) income, net
     of tax:
     Foreign currency translation
     adjustments                                    (32,657)            116,617
     Unrealized gain on securities
     available for sale                              71,102             249,809
                                            ----------------     ---------------
Other comprehensive income                           38,445             366,426
                                            ----------------     ---------------
Comprehensive (loss) income                $     (2,847,707)    $       184,286
                                            ================     ===============


     See accompanying notes to unaudited consolidated financial statements.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               (unaudited)
                                                                           Three Months Ended
                                                                             September 30,
                                                                   --------------------------------
                                                                        2002              2001
                                                                   -------------      -------------
Cash flows from operating activities:
     Net loss                                                      $ (2,886,152)      $    (182,140)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
Depreciation                                                             301,842            252,986
Provision for allowance for doubtful accounts                              2,685              6,409
Amortization of bond premium                                              59,007             67,022
Non-cash expense relating to issuance of stock options                   386,610             26,610
Deferred revenue                                                      (2,250,000)        (2,250,000)
Changes in operating assets and liabilities                               66,140            169,797
Other                                                                    (32,657)           116,617
                                                                   -------------      -------------
     Net cash used in operating activities                            (4,352,525)        (1,792,699)
     -------------------------------------                         --------------     -------------

Cash flows from investing activities:
     Purchases of marketable securities                                 (826,257)                 -
     Proceeds from sales and maturities of marketable securities       7,367,663          6,743,273
     Minority interest                                                   (17,983)                 -
     Additions to property and equipment                              (2,119,711)        (1,255,442)
                                                                   -------------      -------------
     Net cash provided by investing activities                         4,403,712          5,487,831
     -----------------------------------------                     -------------      -------------
Cash flows from financing activities:
     Exercise of stock options                                                 -             14,292
     Payments of debt                                                          -            (41,913)
                                                                   -------------      -------------
     Net cash used in financing activities                                     -            (27,621)
     -------------------------------------                         -------------      -------------
Net increase (decrease) in cash and cash equivalents                      51,187          3,667,511
Cash and cash equivalents, beginning of period                        13,062,954          8,607,901
                                                                   -------------      -------------
Cash and cash equivalents, end of period                           $  13,114,141      $  12,275,412
                                                                   =============      =============


     See accompanying notes to unaudited consolidated financial statements.

                      IMMUNOMEDICS, INC. AND SUBSIDIARIES
                        NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


          Reference is made to our Annual Report on Form 10-K for the year ended June 30, 2002, which contains, at pages 31 through 52, our audited consolidated financial statements and the notes thereto.

 1.       Business Overview and Basis of Presentation

          The accompanying unaudited consolidated financial statements of Immunomedics, Inc., a Delaware corporation, which incorporate our majority-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. With respect to the financial information for the interim periods included in this report, which is unaudited, management believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2002 has been derived from our audited 2002 consolidated financial statements. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2003, or any other period. Certain adjustments and reclassifications were made to conform to the current year presentation.

         We have never achieved profitable operations on a quarterly or annual basis and there is no assurance that profitable operations, even if achieved, could be sustained on a continuing basis. Further, our ability to achieve profitability will depend on numerous factors, including, without limitation, the following:

          o our ability to identify compounds with diagnostic and/or therapeutic value, and then conduct and complete clinical trials for such product candidates on a timely basis;

          o our ability to comply with all applicable federal, state and foreign legal requirements, including, without limitation, those promulgated by the U.S. Food and Drug Administration;

          o our ability to obtain additional financial resources on commercially acceptable terms; and

          o many other factors associated with the commercial development of therapeutic and diagnostic products outside of our control.

         Since inception in 1982, we have relied primarily upon the private and public sale of equity securities to fund operations. We have also received limited revenues from research and development alliances, and more recently from commercial sales of two diagnostic imaging products. While we believe that our existing resources should be sufficient to meet our capital and liquidity requirements for at least the next twelve months, these resources could be expended more rapidly for many reasons, including unexpected changes in our research and development activities, as well as other factors affecting our operating expenses and capital expenditures. There can be no assurance that we will be able to obtain additional capital when needed on acceptable terms, if at all.

                      IMMUNOMEDICS, INC. AND SUBSIDIARIES
                        NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


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

     Cash Equivalents and Marketable Securities

         We consider all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents. Included in other current assets at September 30, 2002 and June 30, 2002 is accrued interest earned on cash equivalents and marketable securities of approximately $322,000 and $349,000, respectively.

          Our investments in cash equivalents and marketable securities are available for sale to fund growth in operations. The portfolio at September 30, 2002 primarily consisted of corporate debt securities.

     Concentration of Credit Risk

         Cash, cash equivalents, and marketable securities are financial instruments that potentially subject us to concentration of credit risk. We invest our cash in debt instruments of financial institutions and corporations with strong credit ratings. We have established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates. We have historically held the investments to maturity. However, we have the ability to sell these investments before maturity and have therefore classified the investments as available-for-sale. We have not experienced any significant losses on our investments.

    Inventory

          Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. As of September 30, 2002, the inventory balance consisted of $560,000 of finished goods as compared to $642,000 as of June 30, 2002.

    Property and Equipment

         Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives (5-10 years) of the respective assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. We review long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. We assess the recoverability of long-lived assets held and to be used based on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows. Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of has not had a material impact on our consolidated financial position, operating results or cash flows.

                      IMMUNOMEDICS, INC. AND SUBSIDIARIES
                        NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

    Revenue Recognition

         Payments received under contracts to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Payments received in advance that are related to future performance are deferred and recognized as revenue when the research projects are performed. Upfront nonrefundable fees associated with license and development agreements where we have continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. Revenues from the achievement of research and development milestones are recognized when the milestones are achieved.

         Revenue from the sale of diagnostic products is recognized at the time of shipment.

    Research and Development Costs

         Research and development costs are expensed as incurred.

    Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities relate to the expected future tax consequences of events that have been recognized in our consolidated financial statements and tax returns.

    Net Loss Per Share Allocable to Common Stockholders

         Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period divided by the weighted average number of common shares outstanding during the period. For the purpose of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three-month period ended September 30, 2002 and 2001. We had certain equity securities issued and outstanding at September 30, 2002 and 2001 that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The common stock equivalents excluded from the diluted per share calculation were 3,740,250 and 2,716,250 at September 30, 2002 and 2001, respectively.

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

   Comprehensive (Loss) Income

         Comprehensive (loss) income consists of net loss, net unrealized (losses) gains on securities available for sale and certain foreign exchange changes and is presented in the consolidated statements of operations and comprehensive (loss) income.

                      IMMUNOMEDICS, INC. AND SUBSIDIARIES
                        NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


3.       Marketable Securities

         Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income (loss). Immunomedics considers all of its current investments to be available-for-sale. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by major security type at September 30, 2002 and June 30, 2002 were as follows:

                                                            Gross           Gross         Estimated
                                           Amortized      Unrealized      Unrealized        Fair
                                             Cost            Gain            Loss           Value
----------------------------------------------------------------------------------------------------
 September 30, 2002
 U.S. Government Securities               $ 1,494,000      $  2,000        $     -       $ 1,496,000
 Corporate Debt Securities                 23,313,000       389,000         (3,000)       23,699,000
                                          -----------      --------        -------       -----------
                                          $24,807,000      $391,000        $(3,000)      $25,195,000
                                          ===========      ========        =======       ===========

 June 30, 2002
 U.S. Government Securities               $ 5,488,000      $ 11,000        $(1,000)      $ 5,498,000
 Corporate Debt Securities                 25,916,000       313,000         (2,000)       26,227,000
                                          -----------      --------        -------       -----------
                                          $31,404,000      $324,000        $(3,000)      $31,725,000
                                          ===========      ========        =======       ===========


4.   Inventory

     Inventory consists of the following:

                                                        September 30, 2002     June 30, 2002
                                                        ------------------     -------------
      Finished goods                                         $560,000             $642,000


5.   Property and Equipment

     Property and equipment consists of the following:

                                                        September 30, 2002     June 30, 2002
                                                        ------------------     -------------
     Machinery and equipment                                $ 4,088,000         $ 3,858,000
     Leasehold improvements                                  12,487,000          10,610,000
     Furniture and fixtures                                     723,000             722,000
     Computer equipment                                       1,075,000           1,061,000
                                                            -----------         -----------
                                                             18,373,000          16,251,000
     Accumulated depreciation and amortization               (9,993,000)         (9,689,000)
                                                            -----------         -----------
                                                            $ 8,380,000         $ 6,562,000
                                                            ===========         ===========

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                        NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


6.       Geographic Segment

         We manage our operations as one line of business focused on the use of monoclonal antibodies to detect and treat cancer and other serious diseases, which we currently report as a single industry segment. We currently market and sell one diagnostic imaging product in the United States and two diagnostic imaging products throughout Europe.

         The following tables present financial information based on the geographic location of our facilities as of and for the three-month periods ended September 30, 2002 and 2001 (Total Revenues include product sales revenue, license fee revenue and research and development revenue.):

    Three Months Ended

                                 September 30, 2002
                         -------------------------------
                         United States           Europe          Total
    Total revenues         $ 2,596,952        $ 634,930      $ 3,231,882
    Net income (loss)       (3,282,216)         396,064       (2,886,152)

                                 September 30, 2001
                         -------------------------------
                         United States           Europe          Total
    Total revenues         $ 2,681,090        $ 660,654      $ 3,341,744
    Net income (loss)          (98,848)         (83,292)        (182,140)


7.  Related Party Transactions

         Certain of our affiliates, including members of senior management and our Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with us and our affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Scientific Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, and certain companies with which we do business, including the Center for Molecular Medicine and Immunology ("CMMI") and our majority-owned subsidiary, IBC Pharmaceuticals, Inc. ("IBC"). In addition, our executive vice president, Dr. Ivan D. Horak, is married to one of our other employees. For a description of these transactions, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and the notes to the audited financial statements contained therein.

         We have reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $21,000 and $113,000 for the three-month periods ended September 30, 2002 and 2001, respectively. We also provide, at no cost to CMMI, laboratory materials and supplies. However, any inventions made independently of us at CMMI are the property of CMMI.

         During the three-month periods ended September 30, 2002 and 2001, our Board of Directors authorized grants to CMMI of $116,000 and $26,000, respectively, to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI.

                      IMMUNOMEDICS, INC. AND SUBSIDIARIES
                        NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


         IBC reimburses Immunomedics for all of the research activities Immunomedics conducts on IBC's behalf. For the three-month period ended September 30, 2002 and 2001, we received reimbursements of $279,000 and $134,000, respectively, from IBC with respect to these research activities.

         For the three-month periods ended September 30, 2002 and 2001, Dr. Goldenberg received $13,750 in compensation for his services to IBC.

8.       License and Distribution Agreements

         On December 17, 2000, we entered into a Development and License Agreement (the "Amgen Agreement") with Amgen Inc. The Amgen Agreement grants Amgen exclusive rights to continue the clinical development and commercialization in North America and Australia of our unlabeled or "naked" CD22 antibody compound, epratuzumab, for the treatment of patients with non-Hodgkin's lymphoma.

         The up-front payment of $18,000,000 is being recognized, beginning February 2001, as revenue of $750,000 per month over a period of 24 months, which is our best estimate of the period of time required for the parties to fulfill their obligations under the agreement. Accordingly, we recognized $2,250,000 as "License fee revenues" for the three-month periods ended September 30, 2002, and 2001. The remaining balance of $3,000,000 as of September 30, 2002 and $5,250,000 as of June 30, 2002, is recorded as "Deferred Revenue" in the accompanying unaudited consolidated balance sheets.

         Amgen is also obligated to pay a supply fee to us for materials shipped by us to Amgen pursuant to the Amgen Agreement. The fee was originally payable at the point in time when Amgen is capable of manufacturing epratuzumab in quantities sufficient to satisfy its requirements for use in the conduct of all clinical trials deemed necessary by the U.S. Food and Drug Administration for approval of its United States biologics license application. If we fail to comply with our supply obligations, then Amgen does not owe the supply fee. As of September 30, 2002, Amgen was not yet capable of producing such quantities of epratuzumab. However, Amgen has previously agreed that it shall pay us for the materials shipped since inception of the Amgen Agreement. Accordingly, we invoiced Amgen in December 2001 approximately $2.2 million in payment of all shipments of materials made through December 31, 2001. Payment was received in January 2002 and has been recorded in the accompanying consolidated financial statements as deferred revenue to be recognized at such time as we fulfill our supply obligations as set forth in the Amgen Agreement. During our fiscal quarter ended September 30, 2002, we shipped an additional $502,000 worth of materials to Amgen which were not yet billed as of such date.

         Costs incurred relating to the manufacture of the materials supplied to Amgen are recorded as research and development expense as incurred, as there is no assurance that such amounts will be reimbursed by Amgen in the future in the event that we fail to fully perform our obligations. The reimbursement amount for materials supplied to Amgen represents the approximate personnel and materials costs associated with the manufacturing of such materials. During the three-month periods ended September 30, 2002, and 2001 we incurred $502,000 and $519,000, respectively, of costs associated with supplying materials to Amgen as described above.

         In June, 2002, we granted a non-exclusive license to Daiichi Pure Chemicals Co. under Immunomedics' carcinoembryonic antigen (CEA) patents, which included an up-front payment and royalties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused on the development, manufacture and marketing of monoclonal antibody-based products for the detection and treatment of cancer and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled form, or conjugated with radioactive isotopes, chemotherapeutics or toxins to create highly targeted agents. Using these technologies, we have built a broad pipeline of diagnostic and therapeutic product candidates that utilize several different mechanisms of action. Our technologies are supported by an extensive portfolio of intellectual property that includes approximately 82 issued patents in the United States and 234 other issued patents worldwide.

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

Research and Development

As of September 30, 2002, we employed 45 professionals in our research and development departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs. Based on current forecasts, we expect to spend between $17.0 million and $20.0 million in the aggregate for the fiscal year ending June 30, 2003 on research and development operating expenses.

In order to further support our research and development efforts, as well as prepare for future commercialization of our product candidates, we have contracted to expand our facilities at a total cost of approximately $6.3 million. See "Liquidity and Capital Resources" below. Once this project is completed, we believe that our facilities, as expanded, will be adequate to support our research and development activities for at least the next two years without the need for any material capital expenditures.

Therapeutic Product Candidates

We are currently evaluating several therapeutic product candidates for the treatment of various cancers. Each antibody alone has therapeutic potential and can also have therapeutic radioisotopes (radiolabeled), chemotherapeutics or toxins attached to it, to create unique and potentially more effective product candidates. The attachment of various compounds to the antibodies is intended to allow the delivery of these therapeutic agents to tumor sites more selectively than available radiation therapy or chemotherapeutic approaches. This treatment approach is designed to reduce the total exposure of the patient to the therapeutic agents, which potentially minimizes debilitating side effects. We are currently focused on potential therapeutics that are either naked antibodies or antibodies bound to radioisotopes, such as Yttrium-90, called Y-90, or Iodine-131, called I-131. All of our therapeutic product candidates are "humanized," with the portion of the antibody derived from mouse DNA sequences being less than about 10%.

We currently have six product candidates in clinical development: epratuzumab, epratuzumab-Y-90, labetuzumab (CEA-Cide), labetuzumab-Y-90, labetuzumab-I-131 and AFP-Cide-Y-90, as well as five product candidates in preclinical development: our humanized CD20 antibody (hCD20), ProstaCide, MelanomaCide, MyelomaCide and LeukoCide. We have licensed the further clinical development of our most advanced product candidate, the unlabeled form of epratuzumab, to Amgen for North America and Australia. We also have a broad pipeline of other product candidates that target other cancers and diseases.

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

Strategic Partnering and Relationships

We have licensed the final clinical development, manufacturing and commercialization of our lead therapeutic product candidate, epratuzumab, to Amgen for the treatment of non-Hodgkin's lymphoma and other diseases in North America and Australia. We have retained the right to continue the clinical development of epratuzumab in all remaining markets as well as the right to the clinical development of epratuzumab-Y-90 and other versions of the antibody where a radioisotope has been attached. However, Amgen has certain rights to second-generation CD22-antibody-based therapeutics in exchange for pre-determined milestone, royalty and sales-bonus payments. These rights are also limited to North America and Australia. In exchange for granting this license, we received an upfront payment of $18.0 million from Amgen on February 1, 2001. This agreement also provides that we may receive additional milestone payments totaling up to $65.0 million depending on the progress of the product candidate's development. In addition, we are entitled to receive royalties under this agreement on any future net sales of epratuzumab by Amgen and may also receive one-time sales milestone payments. Additional compensation would be payable to us under the agreement for each second-generation product developed by Amgen, if any, using the licensed antibody in any such product.

We conduct research on a number of our programs in collaboration with a not-for-profit organization called The Center for Molecular Medicine and Immunology, or CMMI, and its clinical unit, the Garden State Cancer Center. CMMI performs contracted pilot and pre-clinical trials in scientific areas of importance to us and also conducts basic research and pre-clinical evaluations in a number of areas of potential interest to us. Dr. David Goldenberg, our Chairman of the Board and Chief Scientific Officer, is the President and a Trustee of CMMI. For the three-month period ended September 30, 2002, we provided payments and/or services to CMMI valued at approximately $137,000.

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

Results of Operations

Our results for any interim period, such as those described in the following analysis, are not necessarily indicative of the results for the entire fiscal year or any other future period.

Three-Month Period Ended September 30, 2002 Compared to 2001

Revenues

Revenues for the three-month period ended September 30, 2002 were $3,232,000, as compared to $3,342,000 for the same period in 2001, representing a decrease of $110,000, or 3.3%. Product sales for the three-month period ended September 30, 2002 were $809,000, as compared to $981,000 for the same period in 2001, representing a decrease of $172,000. This was principally a result of our continued transition in focus from the development of diagnostic imaging products to the development of therapeutic compounds. License fee revenues for the three-month period ended September 30, 2002 increased to $2,397,000 from $2,275,000 for the same period in 2001, primarily due to receipt of additional royalties. Research and development revenues for the three-month period ended September 30, 2002 decreased from $86,000 to $25,000 for the same period of 2001, primarily due to a lower rate of funding for grants.

Costs and Expenses

Total operating expenses for the three-month period ended September 30, 2002 were $6,459,000, as compared to $4,197,000 for the same period in 2001, representing an increase of $2,262,000, or 53.9%. This was primarily due to changes in research and development expenses, sales and marketing expenses, and general and administrative costs, all as discussed below. Research and development expenses for the three-month period ended September 30, 2002 increased by $1,814,000 from $2,924,000 to $4,738,000 as compared to the same period in 2001. This was primarily due to increased headcount in our research and development departments, increased manufacturing expenses, including lab supplies associated with producing compounds to be used in clinical trials, and costs associated with IBC Pharmaceuticals, Inc. in the amount of $225,000, as IBC Pharmaceuticals became a majority-owned consolidated subsidiary of Immunomedics on June 30, 2002. Cost of goods sold for the three-month period ended September 30, 2002 decreased slightly to $133,000 from $167,000 for the same period in 2001, primarily due to decreased sales of in-vitro diagnostic kits and other imaging products. Sales and marketing expenses for the three-month period ended September 30, 2002 decreased by $307,000 to $325,000 from $632,000 for the same period of 2001, primarily due to lower staffing levels in our European sales office and other marketing related expenses. General and administrative costs for the three-month period ended September 30, 2002 increased by $789,000 to $1,263,000 from $474,000 for the same period of 2001. This was primarily due to the recognition of compensation expense of $360,000 associated with issuance of a fully vested option to acquire 80,000 shares of our common stock at a purchase price of $4.94 per share, to Dr. Morton Coleman, a non-employee director, in consideration for consulting services to Immunomedics. The increased number of employees, increased legal fees and other administrative expenses also contributed to the increase as compared to the prior year.

Interest Income

Interest and other income for the three-month period ended September 30, 2002 decreased by $332,000 from $673,000 to $341,000 for the same period in 2001, primarily due to lower rates of return on cash available for investments.

Operating Results

Net loss for the three-month period ended September 30, 2002 was $2,886,000, or $0.06 per share, as compared to $182,000, or less than one cent per share, for the same period in 2001. The larger net loss in 2002 as compared to 2001 resulted primarily from reduced sales, lower interest and other income and increased costs and expenses resulting from increased research and development efforts, all as discussed above.

Liquidity and Capital Resources

At September 30, 2002 we had working capital of $30,745,000, which represents a decrease of $4,297,000 from June 30, 2002. Our liquid asset position, measured by our cash, cash equivalents and marketable securities, was $38,310,000 at September 30, 2002, representing a decrease of $6,478,000 from June 30, 2002. The decrease in each case resulted primarily from the funding of operating expenses and capital expenditures.

We anticipate that working capital and cash, cash equivalents and marketable securities will decrease during the remainder of fiscal year 2003 as a result of planned operating expenses and capital expenditures, offset in part by projected revenues from sales of diagnostic imaging products in the United States and Europe. However, there can be no assurance as to the amount of revenues, if any, these products will continue to provide.

In October 2001, we entered into a Distribution Agreement with Logosys Logistik GmbH pursuant to which Logosys packages and distributes our diagnostic imaging products, LeukoScan and CEA-Scan, within the countries comprising the European Union and certain other countries.

We believe that our existing working capital should be sufficient to meet our capital and liquidity requirements for at least the next twelve months.
However, we have never generated positive cash flow from operations and actual results could differ materially from our expectation as a result of a number of risks and uncertainties, including the risks described our Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Our operating expenses and capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on our liquidity.

We anticipate that, in addition to our current cash resources as well as forecasted sales, licensing, royalty and other revenues, we will require a substantial amount of additional capital in order to fund: (i) our research and development programs; (ii) clinical trials of our product candidates; (iii) regulatory filings for our product candidates; and (iv) obtaining patent protection for our inventions. Accordingly, we intend to continue to engage in discussions with commercial banks and other financial institutions regarding both debt and equity financing opportunities. There can be no assurance that any additional financing will be available to us on terms we find acceptable, if at all. Even if we are able to obtain additional financing when it is needed, there can be no assurance that the terms of such financing will not cause substantial dilution to existing stockholders.

We intend to supplement our financial resources from time to time as market conditions permit through the public or private sale of debt and/or equity securities, as well as through collaborative marketing and distribution agreements. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility and for the construction agreements to expand our manufacturing facility. We have identified and quantified the significant commitments in the following table.

                             Payments Due by Period

                                   (in $000's)

 Contractual Obligation       2003    2004    2005      2006    2007    Thereafter      Total
 ----------------------       ----    ----    ----      ----    ----    ----------      -----
 Operating Lease (1)          $409    $545    $545      $545    $552       $10,158    $12,754
 Facility Expansion (2)       $700                                                      $ 700


(1) In November 2001, we renewed our operating lease for the Morris Plains facility for an additional term of twenty years expiring in October 2021 at a base annual rate of $545,000, which is fixed for the first five years and increases thereafter every five years, which includes an additional 15,000 square feet.

(2) In order to support our clinical trials and anticipated future commercial requirements, we have entered into construction agreements to expand our manufacturing facility at a cost of approximately $6.3 million of which $5.6 million was spent through September 30, 2002. We plan to fund this project either through our existing working capital or other financing arrangements. The facility plan includes two distinct manufacturing suites, containing six new bioreactors, which are intended to allow flexibility in terms of the amount of therapeutic compounds that can be produced. We anticipate that the facility will be completed sometime during the first quarter of calendar year 2003.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Private Securities Litigation Reform Act of 1995

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Certain statements that we may make from time to time, including, without limitation, statements contained in this quarterly report on Form 10-Q, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this quarterly report, and they may also be made a part of this quarterly report by reference to other documents filed with the Securities and Exchange Commission, which is known as "incorporation by reference."

Words such as "may," "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing systems; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading "Factors That May Affect Our Business and Results of Operations" in our Annual Report on Form 10-K for the year ended June 30, 2002, which has been filed with the Securities and Exchange Commission.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only of the date of this Quarterly Report or the date of the document incorporated by reference in this Quarterly Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law. All subsequent forward-looking statements attributable to Immunomedics or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our exposure to market risk of financial instruments contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those described due to a number of factors, including uncertainties associated with general economic conditions and conditions impacting our industry.

Our holdings of financial instruments are comprised primarily of corporate debt. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate or return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings also are exposed to the risks of changes in the credit quality of issuers. We typically invest in highly liquid debt instruments with fixed interest rates.

         The table below presents the principal amounts and related weighted average interest rates by fiscal year of maturity for our investment portfolio as of September 30, 2002:

                                 (in $000's)

                                      2003      2004      2005     2006      2007     Total      Fair Value
                                      ----      ----      ----     ----      ----     -----      ----------
       Fixed rate                   $6,478   $10,037         -   $1,299         -   $17,814         $18,182
       Average interest rate          4.82%     4.19%        -     6.22%        -      4.57%              -
       Variable rate                     -     6,993         -        -         -     6,993           7,013
       Average interest rate             -      2.00%        -        -         -      2.00%              -
                                    ------    ------       ---    -----       ---    ------         -------
                          Total:    $6,478   $17,030         -   $1,299         -   $24,807         $25,195
                                    ======    ======       ===    =====       ===    ======         =======


ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on November 11, 2002 have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no material developments during the fiscal quarter ended September 30, 2002 in any of the legal proceedings described in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

None.

(b)      Reports on Form 8-K

On October 1, 2002, we filed a Current Report on Form 8-K (Item 9) containing a certification dated September 30, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

On October 25, 2002, we filed a Current Report on Form 8-K (Item 4) regarding the change in our certifying accountants for fiscal year 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IMMUNOMEDICS, INC.
                                        (Registrant)


November 13, 2002               By:   /s/ Cynthia L. Sullivan
                                     ------------------------
                                         Cynthia L. Sullivan
                                         President, Chief Executive Officer
                                         and Director
                                         (Principal Executive Officer)

November 13, 2002               By:  /s/ Gerard G. Gorman
                                     --------------------
                                         Gerard G. Gorman
                                         Vice President, Finance, and Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)


                                 CERTIFICATIONS

I, Cynthia L. Sullivan, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Immunomedics, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002


/s/  Cynthia L. Sullivan
--------------------------------------------
Cynthia L. Sullivan
President, Chief Executive Officer and Director


I, Gerard G. Gorman, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Immunomedics, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002


/s/  Gerard G. Gorman
------------------------------------
Gerard G. Gorman
Vice President, Finance, and Chief Financial Officer