Form 10-Q
period 2002-12-31
IMMUNOMEDICS INC
filed 2003-02-13
CIK 722830

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

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

                                 (973) 605-8200
              (Registrant's Telephone Number, Including Area Code)

               Former Name, Former Address and Former Fiscal Year,
                  If Changed Since Last Report: Not Applicable

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No ______
                                             -----

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes ______   No  X    (not an
                                                               -----
accelerated filer due to fiscal year end of June 30)

         The number of shares of the Registrant's common stock outstanding as of February 12, 2003 was 49,878,193.

                               IMMUNOMEDICS, INC.

                                TABLE OF CONTENTS

PART I:      FINANCIAL INFORMATION                                                              Page No.
                                                                                                --------
ITEM 1.      FINANCIAL STATEMENTS:

             Consolidated Balance Sheets as of December 31, 2002
             (unaudited) and June 30, 2002 ...............................................          3

             Consolidated Statements of Operations
             and Comprehensive (Loss) Income for the
             Three Months and Sixth Months Ended
             December 31, 2002 and 2001 (unaudited) ......................................          4

             Condensed Consolidated Statements of Cash Flows for the
             Sixth Months Ended December 31, 2002 and 2001 (unaudited) ...................          5
             Notes to Unaudited Consolidated Financial Statements ........................          6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...............................         13

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK ...........................................................         20

ITEM 4.      CONTROLS AND PROCEDURES .....................................................         21

PART II:     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS ...........................................................         21

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS ...................................         21

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES .............................................         21

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS ............................................................         21

ITEM 5.      OTHER INFORMATION ...........................................................         22

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K ............................................         22

SIGNATURES ...............................................................................         23
CERTIFICATIONS ...........................................................................         24

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,            June 30,
                                                                                        2002                  2002
                                                                                   --------------       ---------------
ASSETS                                                                              (unaudited)
Current assets:
     Cash and cash equivalents .................................................  $    15,531,940      $     13,062,954
     Marketable securities .....................................................       18,112,173            31,724,789
  Accounts receivable, net of allowance for doubtful accounts of $301,301
         at December 31, 2002 and $289,866 at June 30, 2002, respectively ......          810,654             1,106,716
   Inventory ...................................................................        1,072,160               641,686
   Other current assets ........................................................        1,099,631             1,801,979
                                                                                  ---------------      ----------------
         Total current assets ..................................................       36,626,558            48,338,124
Property and equipment, net of accumulated depreciation of $10,367,691 at
         December 31, 2002 and $9,688,929 at June 30, 2002, respectively .......       10,733,110             6,561,901
Other long-term assets .........................................................           51,157                51,157
                                                                                  ---------------      ----------------
         Total assets ..........................................................  $    47,410,825      $     54,951,182
                                                                                  ===============      ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..........................................................  $     3,394,371      $      3,618,625
     Deferred revenue ..........................................................        3,948,126             7,475,728
     Other current liabilities .................................................        2,605,546             2,201,707
                                                                                  ---------------      ----------------
         Total current liabilities .............................................        9,948,043            13,296,060
                                                                                  ---------------      ----------------

Minority interest ..............................................................          516,800               559,222
Commitments and Contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000 shares; no shares
     issued and outstanding at December 31, 2002 and June 30, 2002 .............                -                     -
   Common stock, $.01 par value; authorized 70,000,000 shares; issued and outstanding, 49,878,193 shares at December 31, 2002 and 49,877,443
     shares at June 30, 2002, respectively .....................................          498,782               498,774
   Capital contributed in excess of par ........................................      158,984,024           158,569,476
   Treasury stock, at cost, 34,725 shares ......................................         (458,370)             (458,370)
   Accumulated deficit .........................................................     (122,698,869)         (118,028,184)
   Accumulated other comprehensive income ......................................          620,415               514,204
                                                                                  ---------------      ----------------
         Total stockholders' equity ............................................       36,945,982            41,095,900
                                                                                  ---------------      ----------------
         Total liabilities and stockholders' equity ............................  $    47,410,825      $     54,951,182
                                                                                  ===============      ================

     See accompanying notes to unaudited consolidated financial statements.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE (LOSS) INCOME
                                   (unaudited)

                                                                Three Months Ended                   Six Months Ended
                                                                   December 31,                        December 31,
                                                          ------------------------------       -----------------------------
                                                               2002            2001                 2002           2001
                                                          ------------------------------       -----------------------------
Revenues:
     Product sales ...................................    $      735,813   $     892,464       $    1,545,101  $   1,873,136
     License fee revenues ............................         2,388,466       2,402,138            4,785,778      4,677,603
     Research and development ........................                 -          65,196               25,282        150,803
                                                          --------------   -------------       --------------  -------------
          Total revenues .............................         3,124,279       3,359,798            6,356,161      6,701,542
                                                          --------------   -------------       --------------  -------------

Costs and Expenses:
     Costs of goods sold .............................           127,238         186,734              259,980        354,186
     Research and development ........................         3,782,207       2,962,897            8,520,289      5,886,462
     Sales and marketing .............................           368,651         690,766              693,986      1,322,883
     General and administrative ......................           920,462         655,095            2,183,427      1,129,086
                                                          --------------   -------------       --------------  -------------
          Total costs and expenses ...................         5,198,558       4,495,492           11,657,682      8,692,617
                                                          --------------   -------------       --------------  -------------
Operating loss .......................................        (2,074,279)     (1,135,694)          (5,301,521)    (1,991,075)
Interest and other income ............................           289,746         553,764              630,836      1,227,005
                                                          --------------   -------------       --------------  -------------
Net loss .............................................    $   (1,784,533)  $    (581,930)      $   (4,670,685) $    (764,070)
                                                          ==============   =============       ==============  =============
Per Share Data (Basic and Diluted):
Net loss .............................................    $        (0.04)  $       (0.01)      $        (0.09) $       (0.02)
                                                          ==============   =============       ==============  =============
Weighted average number of common shares
     outstanding .....................................        49,877,736      49,565,125           49,877,590     49,551,620
                                                          ==============   =============       ==============  =============

Comprehensive (loss) income:
Net loss .............................................    $   (1,784,533)  $    (581,930)      $   (4,670,685) $    (764,070)
                                                          --------------   -------------       --------------  -------------
Other comprehensive (loss) income, net
     of tax:
     Foreign currency translation adjustments ........           125,506         (54,148)              92,849         62,469
     Unrealized gain (loss) on securities
     available for sale ..............................           (57,740)       (126,262)              13,362        123,547
                                                          --------------   -------------       --------------  -------------
Other comprehensive (loss) income ....................            67,766        (180,410)             106,211        186,016
                                                          --------------   -------------       --------------  -------------
Comprehensive loss ...................................    $   (1,716,767)  $    (762,340)      $   (4,564,474) $    (578,054)
                                                          ==============   =============       ==============  =============

     See accompanying notes to unaudited consolidated financial statements.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                            Six Months Ended
                                                                                              December 31,
                                                                                    --------------------------------
                                                                                        2002                2001
                                                                                    ------------        ------------
Cash flows from operating activities:
   Net loss ...................................................................     $ (4,670,685)       $   (764,070)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
Depreciation ..................................................................          678,762             505,667
Minority interest .............................................................          (42,422)                  -
Provision for allowance for doubtful accounts .................................           11,435              14,999
Amortization of bond premium ..................................................          129,309              54,114
Non-cash expense relating to issuance of stock options ........................          413,220              53,220
Deferred revenue ..............................................................       (3,527,602)         (2,274,272)
Changes in operating assets and liabilities ...................................          736,086          (2,716,637)
Other .........................................................................           92,849              62,469
                                                                                    ------------        ------------
   Net cash used in operating activities ......................................       (6,179,048)         (5,064,510)
                                                                                    ------------        ------------

Cash flows from investing activities:
   Purchases of marketable securities .........................................       (2,916,387)                  -
   Proceeds from sales and maturities of marketable securities ................       16,413,056          17,206,344
   Additions to property and equipment ........................................       (4,849,971)         (1,474,955)
                                                                                    ------------        ------------
   Net cash provided by investing activities ..................................        8,646,698          15,731,389
                                                                                    ------------        ------------

Cash flows from financing activities:
   Exercise of warrants .......................................................                -             376,875
   Exercise of stock options ..................................................            1,336             154,510
   Payments of debt ...........................................................                -             (70,412)
                                                                                    ------------        ------------
   Net cash provided by financing activities ..................................            1,336             460,973
                                                                                    ------------        ------------
Net increase in cash and cash equivalents .....................................        2,468,986          11,127,852
Cash and cash equivalents, beginning of period ................................       13,062,954           8,607,901
                                                                                    ------------        ------------
Cash and cash equivalents, end of period ......................................     $ 15,531,940        $ 19,735,753
                                                                                    ============        ============

     See accompanying notes to unaudited consolidated financial statements.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                        NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

     Reference is made to our Annual Report on Form 10-K for the year ended June 30, 2002, which contains, on pages 31 through 52, our audited consolidated financial statements and the notes thereto.

1.   Business Overview and Basis of Presentation

     The accompanying unaudited consolidated financial statements of Immunomedics, Inc., a Delaware corporation, which incorporate our majority-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. With respect to the financial information for the interim periods included in this report, which is unaudited, management believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2002 has been derived from our audited 2002 consolidated financial statements. Operating results for the six-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2003, or any other period. Certain adjustments and reclassifications were made to conform to the current year presentation.

     We have never achieved profitable operations on a quarterly or annual basis and there is no assurance that profitable operations, even if achieved, could be sustained on a continuing basis. Further, our ability to achieve profitability will depend on numerous factors, including, without limitation, the following:

         . our ability to identify compounds with diagnostic and/or therapeutic value, and then conduct and complete clinical trials for such product candidates on a timely basis;
         . our ability to comply with all applicable federal, state and foreign legal requirements, including, without limitation, those promulgated by the U.S. Food and Drug Administration;
         . our ability to obtain additional financial resources on commercially acceptable terms; and
         . many other factors associated with the commercial development of therapeutic and diagnostic products outside of our control.

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

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

   Cash Equivalents and Marketable Securities

     We consider all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents. Included in other current assets at December 31, 2002 and June 30, 2002 is accrued interest earned on cash equivalents and marketable securities of approximately $211,000 and $349,000, respectively.

     Our investments in cash equivalents and marketable securities are available for sale to fund growth in operations. The portfolio at December 31, 2002 primarily consisted of corporate debt securities.

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

   Inventory

     Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. As of December 31, 2002, the inventory balance consisted of $1,072,000 of finished goods as compared to $642,000 as of June 30, 2002.

   Property and Equipment

     Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives (5-10 years) of the respective assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. We review long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. We assess the recoverability of long-lived assets held and to be used based on undiscounted cash flows, and measure the impairment, if any, using discounted cash flows. Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets has not had a material impact on our consolidated financial position, operating results or cash flows.

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

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

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

   Net Loss Per Share Allocable to Common Stockholders

     Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period divided by the weighted average number of common shares outstanding during the period. For the purpose of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the six-month period ended December 31, 2002 and 2001. We had certain equity securities issued and outstanding at December 31, 2002 and 2001 that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The common stock equivalents excluded from the diluted per share calculation were 3,667,750 and 2,606,750 at December 31, 2002 and 2001, respectively.

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

3.   Marketable Securities

     We utilize SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income (loss). We consider all of our current investments to be available-for-sale. The

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by major security type at December 31, 2002 and June 30, 2002 were as follows:

                                                                 Gross            Gross            Estimated
                                               Amortized      Unrealized        Unrealized            Fair
                                                  Cost           Gain              Loss              Value
--------------------------------------------------------------------------------------------------------------
December 31, 2002
-----------------
U.S. Government Securities                   $  1,497,000     $      4,000      $          -      $  1,501,000
Corporate Debt Securities                      16,273,000          357,000           (19,000)       16,611,000
                                             ------------     ------------      ------------      ------------
                                             $ 17,770,000     $    361,000      $    (19,000)     $ 18,112,000
                                             ============     ============      ============      ============

June 30, 2002
--------------
U.S. Government Securities                   $  5,488,000     $     11,000      $     (1,000)     $  5,498,000
Corporate Debt Securities                      25,916,000          313,000            (2,000)       26,227,000
                                             ------------     ------------      ------------      ------------
                                             $ 31,404,000     $    324,000      $     (3,000)     $ 31,725,000
                                             ============     ============      ============      ============

4.   Inventory

     Inventory consists of the following:

                                        December 31, 2002       June 30, 2002
                                        -----------------       -------------
   Finished goods                           $  1,072,000        $     642,000
                                            ============        =============

5.   Property and Equipment

     Property and equipment consists of the following:

                                                     December 31, 2002       June 30, 2002
                                                     -----------------       -------------
   Machinery and equipment                               $  4,269,000        $   3,858,000
   Leasehold improvements                                  14,925,000           10,610,000
   Furniture and fixtures                                     749,000              722,000
   Computer equipment                                       1,160,000            1,061,000
                                                         ------------        -------------
                                                           21,103,000           16,251,000
   Accumulated depreciation and amortization              (10,370,000)          (9,689,000)
                                                         ------------        -------------
                                                         $ 10,733,000        $   6,562,000
                                                         ============        =============

6.   Geographic Segment

     We manage our operations as one line of business focused on the use of monoclonal antibodies to detect and treat cancer and other serious diseases, which we currently report as a single industry segment. We currently market and sell one diagnostic imaging product in the United States and two diagnostic imaging products throughout Europe.

                      IMMUNOMEDICS, INC. AND SUBSIDIARIES
                        NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

         The following tables present financial information based on the geographic location of our facilities as of and for the three and six-month periods ended December 31, 2002 and 2001 (total revenues include product sales revenue, license fee revenue and research and development revenue):

         Three Months Ended

                                                    December 31, 2002
                                                    -----------------
                                    United States                       Europe     Total
                                    -------------                       ------     -----
         Total revenues                 $2,530,148                  $  594,131  $3,124,279
         Net income (loss)              (2,051,762)                    267,229  (1,784,533)
                                                    December 31, 2001
                                                    -----------------
                                    United States                       Europe     Total
                                    -------------                       ------     -----
         Total revenues                 $2,727,620                  $  632,178  $3,359,798
         Net income (loss)                (697,475)                    115,545    (581,930)

         Six Months Ended
                                                    December 31, 2002
                                                    -----------------
                                    United States                       Europe     Total
                                    -------------                       ------     -----
         Total revenues                 $5,127,100                  $1,229,061  $6,356,161
         Net income (loss)              (5,333,978)                    663,293  (4,670,685)
                                                    December 31, 2001
                                                    -----------------
                                    United States                       Europe     Total
                                    -------------                       ------     -----
         Total revenues                 $5,408,710                  $1,292,832  $6,701,542
         Net income (loss)              (1,107,089)                    343,019    (764,070)

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

         We have reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $32,000 and $174,000 for the six-month periods ended December 31, 2002 and 2001, respectively. We also provide, at no cost to CMMI, laboratory materials and supplies. However, any inventions made independently of us at CMMI are the property of CMMI.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

         During the six-month periods ended December 31, 2002 and 2001, our Board of Directors authorized grants to CMMI of $179,000 and $102,000, respectively, to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI.

         IBC reimburses Immunomedics for all of the research activities Immunomedics conducts on IBC's behalf. For the six-month period ended December 31, 2002 and 2001, we received reimbursements of $569,000 and $310,000, respectively, from IBC with respect to these research activities.

         For each of the six-month periods ended December 31, 2002 and 2001, Dr. Goldenberg received $27,500 in compensation for his services to IBC.

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

         The up-front payment of $18,000,000 is being recognized, beginning February 2001, as revenue of $750,000 per month over a period of 24 months, which is our best estimate of the period of time required for the parties to fulfill their obligations under the agreement. Accordingly, we recognized $4,500,000 as "License fee revenues" for the six-month periods ended December 31, 2002, and 2001. The remaining balance of $750,000 as of December 31, 2002 and $5,250,000 as of June 30, 2002, is recorded as "Deferred Revenue" in the accompanying unaudited consolidated balance sheets.

         Amgen is also obligated to pay a supply fee to us for materials shipped by us to Amgen pursuant to the Amgen Agreement. The fee was originally payable at the point in time when Amgen is capable of manufacturing epratuzumab in quantities sufficient to satisfy its requirements for use in the conduct of all clinical trials deemed necessary by the U.S. Food and Drug Administration for approval of its United States biologics license application. If we fail to comply with our supply obligations, then Amgen does not owe the supply fee. As of December 31, 2002, Amgen was not yet capable of producing such quantities of epratuzumab. However, Amgen has agreed that it will pay us for the materials shipped since inception of the Amgen Agreement. Accordingly, we invoiced Amgen through April 2002 approximately $3.2 million in payment of all shipments of materials made through April 30, 2002. Payments were received in January 2002 of approximately $2.2 million and in November 2002 of approximately $1.0 million, and have been recorded in the accompanying consolidated financial statements as deferred revenue to be recognized at such time as we fulfill our supply obligations as set forth in the Amgen Agreement. During our fiscal quarter ended December 31, 2002, we did not ship any additional materials to Amgen.

         Costs incurred relating to the manufacture of the materials supplied to Amgen are recorded as research and development expense as incurred, as there is no assurance that such amounts will be reimbursed by Amgen in the future in the event that we fail to fully perform our obligations. The reimbursement amount for materials supplied to Amgen represents the approximate personnel and materials costs associated with the manufacturing of such materials. During the six-month periods ended December 31, 2002, and 2001 we incurred $1,317,000 and $1,064,000, respectively, of costs associated with supplying materials to Amgen as described above.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

         In June 2002, we granted a non-exclusive license to Daiichi Pure Chemicals Co. under Immunomedics' carcinoembryonic antigen (CEA) patents, which included an up-front payment and royalties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused on the development, manufacture and marketing of monoclonal antibody-based products for the detection and treatment of cancer and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled form, or conjugated with radioactive isotopes, chemotherapeutics or toxins to create highly targeted agents. Using these technologies, we have built a broad pipeline of diagnostic and therapeutic product candidates that utilize several different mechanisms of action. An extensive portfolio of intellectual property that includes approximately 84 issued patents in the United States and 250 other issued patents worldwide supports our technologies.

Our most advanced therapeutic product candidate, epratuzumab, is a compound that binds to the malignant cells that comprise non-Hodgkin's B-cell lymphoma and certain other lymphocytic leukemias. In December 2000, we granted a license to Amgen Inc. to further develop and commercialize the unlabeled form of epratuzumab in North America and Australia. Amgen is currently evaluating this compound in Phase II clinical trials for the treatment of patients with non-Hodgkin's lymphoma. After taking over the Phase III, single agent trial in low-grade non-Hodgkin's lymphoma patients refractive to rituximab(R) from us, Amgen expanded the eligible population to include patients whose last failed therapy could be chemotherapy, and found in an interim analysis that this patient population did not respond to epratuzumab as originally anticipated. Given the results with the recently approved radiolabeled anti-CD20 antibody, Zevalin(R), Amgen decided to terminate this trial because of the changed commercial opportunity for epratuzumab in this patient population that now had different therapy options. Amgen announced that it was pursuing the clinical trial of epratuzumab combined with rituximab. We are also conducting such trials at several centers in Europe, and will compare these results with those of Amgen.

We currently maintain all other rights to epratuzumab outside of the territories granted to Amgen, as well as all rights to the labeled versions of the compound worldwide. Accordingly, we are conducting clinical trials of the unlabeled and radiolabeled versions of the compound, epratuzumab and epratuzumab-Y-90, as well as clinically developing five other therapeutic product candidates. We also have five therapeutic product candidates in preclinical development. We intend to consider licensing some or all of the rights we possess in epratuzumab as well as our other product candidates if the right opportunities arise.

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

Research and Development

As of December 31, 2002, we employed 46 professionals in our research and development departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs. Based on current forecasts, we expect to spend between $17.0 million and $20.0 million in the aggregate for the fiscal year ending June 30, 2003 on research and development operating expenses.

In order to further support our research and development efforts, as well as prepare for future commercialization of our product candidates, we are expanding our facilities at a total cost of approximately $6.3 million. See "Liquidity and Capital Resources" below. Once this project is completed, we believe that our facilities, as expanded, will be adequate to support our research and development activities for at least the next two years without the need for any material capital expenditures.

Therapeutic Product Candidates

We are currently evaluating several therapeutic product candidates for the treatment of various cancers. Each antibody alone has therapeutic potential and can also have therapeutic radioisotopes, chemotherapeutics or toxins attached to it, to create unique and potentially more effective product candidates. The attachment of various compounds to the antibodies is intended to allow the delivery of these therapeutic agents to tumor sites more selectively than available radiation therapy or chemotherapeutic approaches. This treatment approach is designed to reduce the total exposure of the patient to the therapeutic agents, which potentially minimizes debilitating side effects. We are currently focused on potential therapeutics that are either naked antibodies or antibodies bound to radioisotopes, such as Yttrium-90, called Y-90, or Iodine-131, called I-131. All of our therapeutic product candidates are "humanized," with the portion of the antibody derived from mouse DNA sequences being less than about 10%.

We currently have six product candidates in clinical development: epratuzumab, epratuzumab -Y-90, labetuzumab (CEA-Cide), labetuzumab -Y-90, labetuzumab -I-131 and AFP-Cide-Y-90, as well as five product candidates in preclinical development: our humanized CD20 antibody (hCD20), humanized PAM4 (hPAM4), humanized CD74 (hCD74), humanized RS7 (hRS7) and humanized MN3 hMN3). We have licensed the further clinical development of our most advanced product candidate, the unlabeled form of epratuzumab, to Amgen for North America and Australia. We also have a growing pipeline of other product candidates that target other cancers and diseases.

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

Two of our diagnostic imaging products, CEA-Scan and LeukoScan, are already being marketed and we hope to bring additional products to market over the next several years. We currently have two product candidates in clinical development, LymphoScan and AFP-Scan, and three product candidates in preclinical development, ProstaScan, MelanomaScan and MyelomaScan.

IBC Pharmaceuticals, Inc.

Through our majority-owned subsidiary, IBC Pharmaceuticals, Inc. ("IBC"), we are evaluating several advanced technologies which we believe will play a critical role in the development of radioimmunotherapy and PET imaging agents. We believe that these technologies can also be used to achieve more selective delivery of chemotherapeutic agents for the treatment of cancer, autoimmune and infectious diseases. Originally formed in 1999, IBC was operated as a joint venture in partnership with

Beckman Coulter and several individual investors. We have historically provided administrative, fiscal, manufacturing and certain research services for which we were reimbursed by IBC. We acquired the equity interests of Beckman Coulter in the joint venture in the spring of 2002, and have since operated the business as a majority-owned subsidiary. As of December 31, 2002 IBC had $1.3 million in cash and cash equivalents.

IBC is currently conducting late Phase I clinical trials in France with its bispecific antibody agents for the treatment of solid cancers producing carcinoembryonic antigen, or "CEA," especially gastrointestinal, lung and medullary thyroid cancers. These trials, which are being conducted at three separate centers, are intended to establish the required doses for each of the two agents comprising the bispecific antibody technology, as well as the time appropriate interval between each agent's dose. It is our hope that these trials, funded in part by the French government, will result in the commencement of at least one "pivotal" clinical trial with the intended focus being the therapy of lung and possibly other cancers.

Although IBC had $1.3 million in cash and cash equivalents at December 31, 2002, it will need significant additional capital in order to continue the development and commercialization of the technologies and product candidates it currently has under investigation. Since we acquired control of IBC in spring of 2002, we have been evaluating various opportunities to either raise the necessary capital in the form of IBC debt or equity securities, or through the licensing of one or more of IBC's proprietary technologies or product candidates. It is also possible that we will decide to use a portion of the capital resources of Immunomedics to fund some or all of these development costs.

Strategic Partnering and Relationships

We have licensed the final clinical development, manufacturing and commercialization of our lead therapeutic product candidate, epratuzumab, to Amgen for the treatment of non-Hodgkin's lymphoma and other diseases in North America and Australia. We have retained the right to continue the clinical development of epratuzumab in all remaining markets as well as the right to the clinical development of epratuzumab -Y-90 and other versions of the antibody where a radioisotope has been attached. However, Amgen has certain rights to second-generation CD22-antibody-based therapeutics in exchange for pre-determined milestone, royalty and sales-bonus payments. These rights are also limited to North America and Australia. In exchange for granting this license, we received an upfront payment of $18.0 million from Amgen on February 1, 2001. This agreement also provides that we may receive additional milestone payments totaling up to $65.0 million depending on the progress of the product candidate's development. In addition, we are entitled to receive royalties under this agreement on any future net sales of epratuzumab by Amgen and may also receive one-time sales milestone payments. Additional compensation would be payable to us under the agreement for each second-generation product developed by Amgen, if any, using the licensed antibody in any such product.

We conduct research on a number of our programs in collaboration with a not-for-profit organization called The Center for Molecular Medicine and Immunology, or CMMI, and its clinical unit, the Garden State Cancer Center. CMMI performs contracted pilot and pre-clinical trials in scientific areas of importance to us and also conducts basic research and pre-clinical evaluations in a number of areas of potential interest to us. Dr. David Goldenberg, our Chairman of the Board and Chief Scientific Officer, is the President and a Trustee of CMMI. For the six-month period ended December 31, 2002, we provided payments for grants and expenses to CMMI valued at approximately $211,000.

Critical Accounting Policies

In December 2001, the U.S. Securities and Exchange Commission issued a statement concerning certain views of the Commission regarding the appropriate amount of disclosure by publicly held companies with respect to their critical accounting policies. In addition, under the Sarbanes-Oxley Act of 2002, our independent auditors will be required to discuss with our Audit Committee the critical accounting policies used by us. In particular, the Commission expressed its view that in order to enhance investor understanding of financial statements, companies should explain the effects of critical accounting policies as they are applied, the judgments made in the application of these policies, and the likelihood of materially different reported results if different assumptions or conditions were to prevail. The SEC indicated that a "critical accounting policy" is one that is both important to the portrayal of the company's financial condition and results and that requires management's most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this report, we currently consider revenue recognition as a critical accounting policy. Payments received under contracts to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Payments received in advance that are related to future performance are deferred and recognized as revenue when the research projects are performed. Upfront nonrefundable fees associated with license and development agreements where we have continuing involvement in the agreement are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. Revenues from the achievement of research and development milestones are recognized when the milestones are achieved. Revenue from the sale of diagnostic products is recognized at the time of shipment.

Results of Operations

Our results for any interim period, such as those described in the following analysis, are not necessarily indicative of the results for the entire fiscal year or any other future period.

Three-Month Period Ended December 31, 2002 Compared to 2001

Revenues

Total revenues for the three-month period ended December 31, 2002 were $3,124,000, as compared to $3,360,000 for the same period in 2001, representing a decrease of $236,000, or 7.0%. Product sales for the three-month period ended December 31, 2002 were $736,000, as compared to $892,000 for the same period in 2001, representing a decrease of $156,000, or 17.5%. This was principally a result of our continued transition in focus from the development of diagnostic imaging products to the development of therapeutic compounds. License fee revenues for the three-month period ended December 31, 2002 decreased to $2,388,000 from $2,402,000 for the same period in 2001. Research and development revenues from grants for the three-month period ended December 31, 2002 decreased from $65,000 to $0 for the same period of 2001.

Costs and Expenses

Total operating expenses for the three-month period ended December 31, 2002 were $5,199,000, as compared to $4,496,000 for the same period in 2001, representing an increase of $703,000, or 15.6%. This was primarily due to increase in research and development expenses and general and administrative costs partially offset by decrease in sales and marketing expenses and cost of goods sold, all as discussed below. Research and development expenses for the three-month period ended December 31, 2002 increased by $819,000, or 27.6%, from $2,963,000 to $3,782,000 as compared to the same period in 2001. This was primarily due to increased headcount in our research and development departments, increased manufacturing expenses, including lab supplies associated with producing compounds to be used in clinical trials, and costs associated with IBC Pharmaceuticals, Inc. in the amount of $268,000, as IBC Pharmaceuticals became a majority-owned subsidiary of Immunomedics on June 30, 2002. Cost of goods sold for the three-month period ended December 31, 2002 decreased to $127,000 from $187,000 for the same period in 2001, primarily due to decreased sales of in-vitro diagnostic kits and other imaging products. Sales and marketing expenses for the three-month period ended December 31, 2002 decreased by $322,000 to $369,000 from $691,000 for the same period of 2001, primarily due to lower staffing levels in our European sales office and other marketing related expenses. General and administrative costs for the three-month period ended December 31, 2002 increased by $265,000 to $920,000 from $655,000, or 40.5%, for the same period of 2001. This was primarily due to increased salaries, increased regulatory compliance costs for public companies, increased legal fees and other administrative expenses also contributed to the increase as compared to the prior year.

Interest Income

Interest and other income for the three-month period ended December 31, 2002 decreased by $264,000, or 47.7%, from $554,000 to $290,000, for the same period in 2001, primarily due to lower rates of return on cash available for investments.

Operating Results

Net loss for the three-month period ended December 31, 2002 was $1,785,0000, or $0.04 per share, as compared to $582,000, or $0.01 per share, for the same period in 2001. The larger net loss in 2002 as compared to 2001 resulted primarily from reduced sales, lower interest and other income and increased costs and expenses resulting from increased research and development efforts and general and administrative expenses, all as discussed above.

Six-Month Period Ended December 31, 2002 Compared to 2001

Revenues

Total revenues for the six-month period ended December 31, 2002 were $6,356,000, as compared to $6,702,000 for the same period in 2001, representing a decrease of $346,000, or 5.2%. Product sales for the six-month period ended December 31, 2002 were $1,545,000, as compared to $1,873,000 for the same period in 2001, representing a decrease of $328,000, or 17.5%. This was principally a result of our continued transition in focus from the development of diagnostic imaging products to the development of therapeutic compounds. License fee revenues for the six-month period ended December 31, 2002 increased to $4,786,000 from $4,678,000 for the same period in 2001, primarily due to our receipt of additional royalties. Research and development revenues from grants for the six -month period ended December 31, 2002 decreased from $151,000 to $25,282 for the same period of 2001.

Costs and Expenses

Total operating expenses for the six-month period ended December 31, 2002 were $11,658,000, as compared to $8,693,000 for the same period in 2001, representing an increase of $2,965,000, or 34.1%. This was primarily due to an increase in research and development expenses and general and administrative costs partially offset by a decrease in sales and marketing expenses and cost of goods sold, all as discussed below. Research and development expenses for the six-month period ended December 31, 2002 increased by $2,634,000, or 44.8% from $5,886,000 to
$8,520,000 as compared to the same period in 2001. This was primarily due to increased headcount in our research and development departments, increased manufacturing expenses, including lab supplies associated with producing compounds to be used in clinical trials, and costs associated with IBC Pharmaceuticals, Inc. in the amount of $493,000, as IBC Pharmaceuticals became a majority-owned subsidiary of Immunomedics on June 30, 2002. Cost of goods sold for the six-month period ended December 31, 2002 decreased to $260,000 from $354,000 for the same period in 2001, primarily due to decreased sales of in-vitro diagnostic kits and other imaging products. Sales and marketing expenses for the six-month period ended December 31, 2002 decreased by $629,000 to $694,000 from $1,323,000 for the same period of 2001, primarily due to lower staffing levels in our European sales office and other marketing related expenses. General and administrative costs for the six-month period ended December 31, 2002 increased by $1,054,000 to $2,183,000 from $1,129,000, or 93.3%, for the same period of 2001. This was primarily due to the recognition of compensation expense of $360,000 associated with the issuance of a fully vested option to acquire 80,000 shares of our common stock at a purchase price of $4.94 per share to Dr. Morton Coleman, a non-employee director, in consideration for consulting services outside of his responsibilities as a Director as well as an increased number of employees and associated salary expenses, increased insurance costs, increased regulatory compliance costs for public companies and increased legal fees and other administrative expenses.

Interest Income

Interest and other income for the six-month period ended December 31, 2002 decreased by $596,000 from $1,227,000 to $631,000 for the same period in 2001, primarily due to lower rates of return on cash available for investments.

Operating Results

Net loss for the six-month period ended December 31, 2002 was $4,671,000, or $0.09 per share, as compared to $764,000, or $0.01 per share, for the same period in 2001. The larger net loss in 2002 as compared to 2001 resulted primarily from reduced sales, lower interest and other income and increased costs and expenses resulting from increased research and development efforts and general and administrative expenses, all as discussed above.

Liquidity and Capital Resources

At December 31, 2002 we had working capital of $26,679,000, which represents a decrease of $8,363,000, or 23.9% from June 30, 2002. Our liquid asset position, measured by our cash, cash equivalents and marketable securities, was $33,644,000 at December 31, 2002, representing a decrease of $11,144,000 from June 30, 2002. The decrease in each case resulted primarily from the funding of operating expenses and capital expenditures associated with the expansion of our production facilities, much of which we expect to refinance once construction is completed.

We anticipate that working capital and cash, cash equivalents and marketable securities will decrease during the remainder of fiscal year 2003 as a result of planned operating expenses and capital expenditures, offset in part by projected revenues from sales of diagnostic imaging products in the United States and Europe. However, there can be no assurance as to the amount of revenues, if any, these products will continue to provide and the proceeds from any credit facility we obtain.

In October 2001, we entered into a Distribution Agreement with Logosys Logistik GmbH pursuant to which Logosys packages and distributes our diagnostic imaging products, LeukoScan and CEA-Scan, within the countries comprising the European Union and certain other countries.

We believe that our existing working capital should be sufficient to meet our capital and liquidity requirements for at least the next twelve months. However, we have never generated positive cash flow from operations and actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described our Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Our operating expenses and capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on our liquidity.

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

                             Payments Due by Period
                             ----------------------
                                   (in $000's)

 Contractual Obligation        2003   2004   2005   2006    2007   Thereafter    Total
 ----------------------        ----   ----   ----   ----    ----   ----------    -----
 Operating Lease (1)           $273   $545   $545   $545    $552      $10,158   $12,618
 Facility Expansion (2)        $500                                             $   500


(1) In November 2001, we renewed our operating lease for the Morris Plains facility for an additional term of twenty years expiring in October 2021 at a base annual rate of $545,000, which is fixed for the first five years and increases thereafter every five years, which includes an additional 15,000 square feet.

(2) In order to support our clinical trials and anticipated future commercial requirements, we have entered into construction agreements to expand our manufacturing facility at a cost of approximately $6.3 million of which $5.8 million was spent through December 31, 2002. We plan to finance most of the costs of this project through a credit facility once construction is completed. The production facility plan includes two distinct manufacturing suites, containing six new bioreactors, which are intended to allow flexibility in terms of the amount of therapeutic compounds that can be produced. We anticipate that the facility will be completed sometime during the first quarter of calendar year 2003.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales or operating results during the periods presented.

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

Words such as "may," "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing diagnostic and therapeutic products; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading "Factors That May Affect Our Business and Results of Operations" in our Annual Report on Form 10-K for the year ended June 30, 2002, which has been filed with the Securities and Exchange Commission.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report or in any document incorporated by reference might not occur. You are cautioned not to place undue reliance on the forward-looking statements, which speak only of the date of this Quarterly Report or the date of the document incorporated by reference in this Quarterly Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law. All subsequent forward-looking statements attributable to Immunomedics or to any person authorized to act on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

       The table below presents the principal amounts, related weighted average interest rates by fiscal year of maturity and fair market value as of December 31, 2002 for our investment portfolio as of December 31, 2002:

                                                                  (in $000's)
                                                                                                   Fair Market
                                                                                                   -----------
       Maturity:                            2003       2004    2005      2006    2007      Total      Value
                                            ----       ----    ----      ----    ----      -----      -----
       Fixed rate                        $ 5,462    $10,490       -   $ 1,299       -    $17,251     $17,612
       Average interest rate                4.10%      4.00%      -      6.22%      -       4.20%          -
       Variable rate                           -    $   519       -         -       -    $   519     $   500
       Average interest rate                   -       1.50%      -         -       -       1.50%          -
                                       ---------------------------------------------------------------------
                                Total:   $ 5,462    $11,009       -   $ 1,299       -    $17,770     $18,112
                                       ---------------------------------------------------------------------

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Within the 90-day period prior to the filing of this report, our principal executive officer and principal financial officer evaluated the effectiveness of our quarterly disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to Immunomedics, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no new legal proceedings nor any material developments during the fiscal quarter ended December 31, 2002 in any of the legal proceedings described in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2002 Annual Meeting of Stockholders was held on December 4, 2002. A quorum of 44,712,420 shares of our common stock (out of a total of 49,877,443 shares entitled to vote, or 89.6%) was represented at the meeting in person or by proxy. The following matters were voted upon:


1. The following persons were elected to our Board of Directors until the 2003 Annual Meeting of Stockholders and until their respective successors have been elected and qualified, or until their earlier death, resignation or removal: Dr. David M. Goldenberg, Cynthia L. Sullivan, Dr. Morton Coleman, Dr. Marvin E. Jaffe, Richard R. Pivirotto and Mary E. Paetzold. The votes were cast as follows:

                                                                                             Broker
                                                                                             ------
    Name                                            For            Against     Withheld      Non-Vote
    ----                                            ---            -------     --------      --------
    Dr. David M. Goldenberg                      35,448,195       9,264,225       0              0
    Cynthia L. Sullivan                          35,448,195       9,264,225       0              0
    Dr. Morton Coleman                           38,547,411       6,165,009       0              0
    Dr. Marvin E. Jaffe                          38,322,411       6,390,009       0              0
    Richard R. Pivirotto                         38,322,411       6,390,009       0              0
    Mary E. Paetzold                             38,322,411       6,390,009       0              0


2. A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 2003. The votes were cast as follows:

                  For:                                     43,364,407
                  Against:                                  1,313,472
                  Abstain:                                     34,541
                  Broker Non-Vote                                   0


ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

None.

(b)    Reports on Form 8-K

(i) On October 1, 2002, we filed a Current Report on Form 8-K (Item 9) containing a certification dated September 30, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

(ii) On October 25, 2002, we filed a Current Report on Form 8-K (Item 4) regarding the change in our certifying accountants for fiscal year 2003.

(iii) On November 13, 2002, we filed a Current Report on Form 8-K (Item 9) containing a certification dated November 13, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IMMUNOMEDICS, INC.



February 13, 2003                  By: /s/ Cynthia L. Sullivan
                                       -----------------------
                                           Cynthia L. Sullivan
                                           President, Chief Executive Officer
                                           and Director
                                           (Principal Executive Officer)

February 13, 2003                  By: /s/ Gerard G. Gorman
                                       --------------------
                                           Gerard G. Gorman
                                           Vice President, Finance, and Chief
                                           Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                 CERTIFICATIONS

I, Cynthia L. Sullivan, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Immunomedics, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Cynthia L. Sullivan
-------------------------------------
Cynthia L. Sullivan
President and Chief Executive Officer

I, Gerard G. Gorman, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Immunomedics, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Gerard G. Gorman
------------------------------------
Gerard G. Gorman
Vice President, Finance, and Chief Financial Officer