Form 10-Q
period 2003-03-31
IMMUNOMEDICS INC
filed 2003-05-13
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-12104

Immunomedics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61-1009366 (I.R.S. Employer Identification No.)

300 American Road, Morris Plains, New Jersey 07950

(Address of principal executive offices)(Zip Code)

(973) 605-8200

(Registrant’s Telephone Number, Including Area Code)

Former Name, Former Address and Former Fiscal Year,

If Changed Since Last Report: Not Applicable

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐

No ☒ (not an accelerated filer due to fiscal year end of June 30)

The number of shares of the Registrant’s common stock outstanding as of May 12, 2003 was 49,878,193.

IMMUNOMEDICS, INC.

I MMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	June 30,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$11,370,720	$13,062,954
Marketable securities	17,040,711	31,724,789
Accounts receivable, net of allowance for doubtful accounts of $327,588 and $289,866 at March 31, 2003 and June 30, 2002, respectively	958,361	1,106,716
Inventory	972,229	641,686
Other current assets	924,535	1,801,979

Total current assets	31,266,556	48,338,124
Property and equipment, net of accumulated depreciation of $10,707,607 and $9,688,929 at March 31, 2003 and June 30, 2002, respectively	11,873,291	6,561,901
Other long-term assets	57,157	51,157

Total assets	$43,197,004	$54,951,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,989,248	$3,618,625
Deferred revenue	—	7,475,728
Other current liabilities	3,279,343	2,201,707

Total current liabilities	5,268,591	13,296,060

Minority interest	492,977	559,222
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2003 and June 30, 2002	—	—
Common stock, $.01 par value; authorized 70,000,000 shares; issued and outstanding, 49,878,193 and 49,877,443 shares at March 31, 2003 at June 30, 2002, respectively	498,782	498,774
Capital contributed in excess of par	159,010,634	158,569,476
Treasury stock, at cost, 34,725 shares	(458,370)	(458,370)
Accumulated deficit	(122,245,570)	(118,028,184)
Accumulated other comprehensive income	629,960	514,204

Total stockholders’ equity	37,435,436	41,095,900

Total liabilities and stockholders’ equity	$43,197,004	$54,951,182

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenues:
Product sales	$1,088,012	$964,891	$2,633,113	$2,838,027
License fee and other revenues	4,518,709	2,252,888	9,304,487	6,930,491
Research and development	8,428	65,196	33,710	215,999

Total revenues	5,615,149	3,282,975	11,971,310	9,984,517

Costs and Expenses:
Costs of goods sold	159,156	174,936	419,136	529,122
Research and development	4,861,759	3,901,937	13,382,048	9,788,399
Sales and marketing	356,933	299,189	1,050,919	1,622,072
General and administrative	835,459	793,053	3,018,886	1,922,139

Total costs and expenses	6,213,307	5,169,115	17,870,989	13,861,732

Operating loss	(598,158)	(1,886,140)	(5,899,679)	(3,877,215)
Interest and other income	306,701	384,701	937,537	1,611,706

Net loss before income tax benefit	(291,457)	(1,501,439)	$(4,962,142)	$(2,265,509)
Income tax benefit	744,756	1,205,530	744,756	1,205,530

Net income (loss)	$453,299	$(295,909)	$(4,217,386)	$(1,059,979)

Per Share Data (basic and diluted):
Net income (loss)	$0.01	$(0.01)	$(0.08)	$(0.02)

Weighted average number of common shares outstanding – basic	49,878,193	49,706,146	49,877,788	49,602,377

– diluted	50,087,568	49,706,146	49,877,788	49,602,377

Comprehensive income (loss):
Net income (loss)	$453,299	$(295,909)	$(4,217,386)	$(1,059,979)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	96,094	(26,993)	188,943	35,476
Unrealized loss on securities available for sale	(86,549)	(153,537)	(73,187)	(29,990)

Other comprehensive income (loss)	9,545	(180,530)	115,756	5,486

Comprehensive income (loss)	$462,844	$(476,439)	$(4,101,630)	$(1,054,493)

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(4,217,386)	$(1,059,979)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,018,678	713,960
Minority interest	(66,245)	—
Provision for allowance for doubtful accounts	37,722	15,886
Amortization of bond premium	187,486	185,204
Non-employee stock based compensation	360,000	—
Employee stock based compensation	79,830	79,830
Deferred revenue recognized	(7,475,728)	(4,524,272)
Changes in operating assets and liabilities	99,793	(185,959)
Other	188,943	35,476

Net cash used in operating activities	(9,786,907)	(4,739,854)

Cash flows from investing activities:
Purchases of marketable securities	(9,979,667)	(6,382,100)
Proceeds from sales and maturities of marketable securities	24,403,072	21,018,623
Additions to property and equipment	(6,330,068)	(2,208,430)

Net cash provided by investing activities	8,093,337	12,428,093

Cash flows from financing activities:
Exercise of warrants	—	376,875
Exercise of stock options	1,336	372,372
Payments of debt	—	(70,412)

Net cash provided by financing activities	1,336	678,835

Net increase (decrease) in cash and cash equivalents	(1,692,234)	8,367,074
Cash and cash equivalents, beginning of period	13,062,954	8,607,901

Cash and cash equivalents, end of period	$11,370,720	$16,974,975

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

1.    Business Overview and Basis of Presentation

The accompanying unaudited consolidated financial statements of Immunomedics, Inc., a Delaware corporation, which incorporate our majority-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly report on Form 10-Q, which is unaudited, management believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2002 has been derived from our audited 2002 consolidated financial statements. Operating results for the nine-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2003, or any other period. Certain adjustments and reclassifications were made to conform to the current year presentation.

We have never achieved profitable operations on an annual basis and there is no assurance that profitable operations could be sustained on a continuing basis. Further, our ability to achieve profitability will depend on numerous factors, including, without limitation, the following:

•	our ability to identify compounds with diagnostic and/or therapeutic value, and then conduct and complete clinical trials for such product candidates on a timely basis;

•	our ability to comply with all applicable federal, state and foreign legal requirements, including, without limitation, those promulgated by the U.S. Food and Drug Administration;

•	our ability to obtain additional financial resources on commercially acceptable terms; and

•	many other factors associated with the commercial development of therapeutic and diagnostic products outside of our control.

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

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

Cash Equivalents and Marketable Securities

We consider all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents. Included in Other Current Assets at March 31, 2003 and June 30, 2002 is accrued interest earned on cash equivalents and marketable securities of approximately $181,000 and $349,000, respectively.

Our investments in cash equivalents and marketable securities are available for sale to fund growth in operations. The portfolio at March 31, 2003 consisted primarily of corporate debt securities.

Concentration of Credit Risk

Cash, cash equivalents and marketable securities are financial instruments that potentially subject us to concentration of credit risk. We invest our cash in debt instruments of financial institutions and corporations with strong credit ratings. We have established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates. We have historically held the investments to maturity. However, we have the ability to sell these investments before maturity and have therefore classified the investments as available-for-sale. We have not experienced any significant losses on our investments to date.

Inventory

Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. As of March 31, 2003, the inventory balance consisted of $972,000 of finished goods as compared to $642,000 as of June 30, 2002.

Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives (5-10 years) of the respective assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. We review long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. We assess the recoverability of long-lived assets held and to be used based on undiscounted cash flows whenever indicators of impairment exist, and measure the impairment, if any, using discounted cash flows to date.

Revenue Recognition

Research and development arrangements: Payments received under contracts to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Payments received in advance that are related to future performance are deferred and recognized as revenue when the research projects are performed. Payments received from the achievement of substantive at-risk research and development milestones are recognized as revenue when the milestones are achieved and there are no further performance obligations.

License fees and other revenues: Upfront non-refundable fees associated with license and development agreements where we have continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. Fees for supply agreements are recorded as revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, collectability is reasonably assured, and all supply obligations have been satisfied to the satisfaction of both parties.

Product Sales—Revenue from the sale of diagnostic products is recognized as revenue at the time of shipment assuming all other elements of revenue recognition noted above have been satisfied.

Research and Development Costs

Research and development costs are expensed as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities relate to the expected future tax consequences of events that have been recognized in our consolidated financial statements and tax returns.

Benefits received resulting from the sale of our New Jersey state net operating losses (“NOL”) are recognized as a tax benefit when the NOL is approved for sale by the state of New Jersey. During the quarter ended March 31, 2003, the company realized a benefit of approximately $745,000 resulting from the New Jersey state program.

Net Income (Loss) Per share

Basic and diluted earnings per share is calculated in accordance with SFAS No. 128, Earnings per share. Basic earnings per share is based upon the number of weighted average shares of common stock outstanding. Diluted earnings per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock are outstanding stock options which are included under the treasury stock method for the three month period ended March 31, 2003. For the nine month period ended March 31, 2003 and March 31, 2002, and three month period ended March 31, 2002, potentially dilutive securites have been excluded from the computation, as their effect is antidilutive.

The computation of basic and diluted earnings per share for the three and nine months ended March 31, 2003 and March 31, 2002 is as follows:

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Numerator:
Net income (loss)	$453,299	$(295,909)	$(4,217,386)	$(1,059,979)

Denominator:
Denominator for basic net income (loss) per share -weighted average shares	49,878,193	49,706,146	49,877,788	49,602,377
Effect of dilutive securites:
Stock options	209,375	—	—	—

Denominator for basic net income (loss) per share -adjusted weighted-average shares	50,087,568	49,706,146	49,877,788	49,602,377
Basic net income (loss) per share	$0.01	$(0.01)	$(0.08)	$(0.02)
Diluted net income (loss) per share	$0.01	$(0.01)	$(0.08)	$(0.02)

Stock Based Compensation

At March 31, 2003, the Company had one stock-based employee compensation plan, which is described more fully in Note 7 in our June 30, 2002 financial statements included in our Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net income (loss), as reported	$453,299	$(295,909)	$(4,217,386)	$(1,059,979)
Add: Stock-based employee compensation expense	26,610	26,610	79,830	79,830
Deduct: Total stock–based employee compensation expense determined under fair value based method for all awards	(1,971,735)	(1,535,277)	(5,898,329)	(4,605,830)

Pro forma net income (loss)	$(1,491,826)	$(1,804,576)	$(10,035,885)	$(5,585,979)

Earnings per share:
Basic-as reported	$0.01	$(0.01)	$(0.08)	$(0.02)
Basic-pro forma	$(0.03)	$(0.04)	$(0.20)	$(0.11)

Diluted-as reported	$0.01	$(0.01)	$(0.08)	$(0.02)
Diluted-pro forma	$(0.03)	$(0.04)	$(0.20)	$(0.11)

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), net unrealized gains (losses) on securities available for sale and certain foreign exchange changes and is presented in the consolidated statements of operations and comprehensive income (loss).

3.    Marketable Securities

We utilize SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income (loss). All of our current investments are classified available-for-sale. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by major security type at March 31, 2003 and June 30, 2002 were as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimatd Fair Value
March 31, 2003
U.S. Government Securities	$7,055,000	$—	$(49,000)	$7,006,000
Corporate Debt Securities	9,723,000	312,000	—	10,035,000

	$16,778,000	$312,000	$(49,000)	$17,041,000

June 30, 2002
U.S. Government Securities	$5,488,000	$11,000	$(1,000)	$5,498,000
Corporate Debt Securities	25,916,000	313,000	(2,000)	26,227,000

	$31,404,000	$324,000	$(3,000)	$31,725,000

4.    Inventory

Inventory consists of the following:

	March 31, 2003	June 30, 2002
Finished goods	$972,000	$642,000

5.    Property and Equipment

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

Property and equipment consists of the following:

	March 31, 2003	June 30, 2002
Machinery and equipment	$4,470,000	$3,858,000
Leasehold improvements	16,149,000	10,610,000
Furniture and fixtures	766,000	722,000
Computer equipment	1,196,000	1,061,000

	22,581,000	16,251,000
Accumulated depreciation and amortization	(10,708,000)	(9,689,000

	$11,873,000	$6,562,000

6.    Geographic Segment

We manage our operations as one line of business focused on the use of monoclonal antibodies to detect and treat cancer and other serious diseases, which we currently report as a single industry segment. We currently market and sell one diagnostic imaging product in the United States and two diagnostic imaging products throughout Europe.

The following tables present financial information based on the geographic location of our facilities as of and for the three and nine-month periods ended March 31, 2003 and 2002 (total revenues include product sales revenue, license fee and other revenue and research and development revenue):

Three Months Ended
	March 31, 2003
	United States	Europe	Total
Total revenues	$4,679,048	$936,101	$5,615,149
Net income (loss)	(114,785)	568,084	453,299

	March 31, 2002
	United States	Europe	Total
Total revenues	$2,564,169	$718,806	$3,282,975
Net income (loss)	(856,011)	560,102	(295,909)

Nine Months Ended
	March 31, 2003
	United States	Europe	Total
Total revenues	$9,806,148	$2,165,162	$11,971,310
Net income (loss)	(5,448,763)	1,231,377	(4,217,386)

	March 31, 2002
	United States	Europe	Total
Total revenues	$7,972,879	$2,011,638	$9,984,517
Net income (loss)	(1,963,100)	903,121	(1,059,979)

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

7.    Related Party Transactions

Certain of our affiliates, including members of senior management and our Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with us and our affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Scientific Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, and certain companies with which we do business, including the Center for Molecular Medicine and Immunology (“CMMI”) and our majority-owned subsidiary, IBC Pharmaceuticals, Inc. (“IBC”). In addition, our executive vice president, Dr. Ivan D. Horak, is married to one of our other employees. For a description of these transactions, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and the notes to the audited financial statements contained therein.

We have reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $69,000 and $192,000 for the nine-month periods ended March 31, 2003 and 2002, respectively. We also provide, at no cost to CMMI, laboratory materials and supplies. However, any inventions made independently of us at CMMI are the property of CMMI.

During the nine-month periods ended March 31, 2003 and 2002, our Board of Directors authorized grants to CMMI of $290,000 and $155,000, respectively, to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI.

IBC reimburses Immunomedics for all of the research activities Immunomedics conducts on IBC’s behalf. For the nine-month period ended March 31, 2003 we received reimbursements of $870,000 from IBC with respect to these research activities. This amount is eliminated in consolidation. For the nine-month period ended March 31, 2002 we received reimbursements of $491,000 from IBC with respect to these research activities.

For each of the nine-month periods ended March 31, 2003 and 2002, Dr. Goldenberg received $41,250 in compensation for his services to IBC.

8.    License and Distribution Agreements

On December 17, 2000, we entered into a Development and License Agreement (the “Amgen Agreement”) with Amgen Inc. The Amgen Agreement grants Amgen exclusive rights to continue the clinical development and commercialization in North America and Australia of our unlabeled or “naked” CD22 antibody compound, epratuzumab, for the treatment of patients with non-Hodgkin’s lymphoma.

The up-front payment of $18,000,000 was recognized, beginning February 2001, as revenue of $750,000 per month over a period of 24 months, which was our best estimate of the period of time required for the parties to fulfill their obligations under the agreement. Accordingly, we recognized $5,250,000 and $7,500,000 as “License fee revenues” for the nine-month periods ended March 31, 2003, and 2002, respectively. As of March 31, 2003, the up-front payment was fully recognized as revenue in conjunction with the fulfillment of our obligations under the agreement.

Amgen is also obligated to pay a supply fee to us for materials shipped by us to Amgen pursuant to the Amgen Agreement. The fee was originally payable at the point in time when Amgen becomes capable of manufacturing epratuzumab in quantities sufficient to satisfy its requirements for use in the

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

conduct of all clinical trials deemed necessary by the U.S. Food and Drug Administration for approval of its United States biologics license application. If we fail to comply with our supply obligations, then Amgen does not owe the supply fee. However, Amgen has agreed that it will pay us for the materials shipped since inception of the Amgen Agreement. Accordingly, we have invoiced Amgen approximately $3.8 million for all shipments of materials made through March 31, 2003. Payments of $3.3 million received through December 2002, were recorded as deferred revenue. In March 2003 we received an additional payment of approximately $0.5 million. As of March 31, 2003, we have recognized all of $3.8 million payments as license fee and other revenues as we have satisfied our supply obligations with regard to these payments. During our fiscal quarter ended March 31, 2003, we did not ship any additional materials to Amgen.

Costs incurred relating to the manufacture of the materials supplied to Amgen are recorded as research and development expense as incurred, as there is no assurance that such amounts if supplied in the future will be reimbursed by Amgen in the event that we fail to fully perform our obligations. The reimbursement amount for materials supplied to Amgen represents the approximate personnel and materials costs associated with the manufacturing of such materials. During the nine-month periods ended March 31, 2003, and 2002 we incurred $1,317,000 and $2,036,000, respectively, of costs associated with supplying materials to Amgen as described above.

In June 2002, we granted a non-exclusive license to Daiichi Pure Chemicals Co. under our carcinoembryonic antigen, CEA, patents, which included an up-front payment and royalties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Overview

We are a biopharmaceutical company focused on the development, manufacture and marketing of monoclonal antibody-based products for the detection and treatment of cancer and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled form, or conjugated with radioactive isotopes, chemotherapeutics or toxins to create highly targeted agents. Using these technologies, we have built a broad pipeline of diagnostic and therapeutic product candidates that utilize several different mechanisms of action. An extensive portfolio of intellectual property that includes approximately 86 issued patents in the United States and 249 other issued patents worldwide supports our technologies.

Our most advanced therapeutic product candidate, epratuzumab, is a compound that binds to the malignant cells that comprise non-Hodgkin’s B-cell lymphoma and certain other lymphocytic leukemias. In December 2000, we granted a license to Amgen Inc. to further develop and commercialize the unlabeled form of epratuzumab in North America and Australia. Amgen is currently evaluating this compound in Phase II dual-agent clinical trials for the treatment of patients with non-Hodgkin’s lymphoma. After taking over the Phase III, single agent trial in low-grade non-Hodgkin’s lymphoma patients refractive to rituximab from us, Amgen expanded the eligible population to include patients whose last failed therapy could be chemotherapy, and found in an interim analysis that this patient population did not respond to epratuzumab to the extent as originally anticipated. Given the results with the recently approved radiolabeled anti-CD20 antibody, Zevalin, Amgen decided to terminate this trial because of the reduced commercial opportunity for epratuzumab in this particular patient population that now had different therapy options. Amgen announced that it was continuing its ongoing Phase II clinical trials of epratuzumab combined with rituximab. We are also conducting such trials at several centers in Europe, and will compare these results with those of Amgen.

We currently maintain all other rights to the unlabeled form of epratuzumab outside of the territories granted to Amgen, as well as all rights to the labeled versions of the compound worldwide. Accordingly, we are conducting clinical trials of the unlabeled and radiolabeled versions of the compound, epratuzumab and epratuzumab-Y-90, as well as clinically developing five other therapeutic product candidates. We also have five therapeutic product candidates in preclinical development. We intend to consider licensing some or all of the rights we possess in epratuzumab as well as our other product candidates if the right opportunities arise.

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

Research and Development

As of March 31, 2003, we employed 47 professionals in our research and development departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs. Based on current forecasts, we expect to spend between $17.0 million and $20.0 million in the aggregate for the fiscal year ending June 30, 2003 on research and development operating expenses.

In order to further support our research and development efforts, as well as prepare for future commercialization of our product candidates, we are expanding our facilities at a total cost of approximately $6.3 million. See “Liquidity and Capital Resources” below. Once this project is completed, we believe that our facilities, as expanded, will be adequate to support our research and development activities for at least the next two years without the need for any material capital expenditures.

Therapeutic Product Candidates

We are currently evaluating several therapeutic product candidates for the treatment of various cancers. Each antibody alone has therapeutic potential and can also have therapeutic radioisotopes, chemotherapeutics or toxins attached to it, to create unique and potentially more effective product candidates. The attachment of various compounds to the antibodies is intended to allow the delivery of these therapeutic agents to tumor sites more selectively than available radiation therapy or chemotherapeutic approaches. This treatment approach is designed to reduce the total exposure of the patient to the therapeutic agents, which potentially minimizes debilitating side effects. We are currently focused on potential therapeutics that are either naked antibodies or antibodies bound to radioisotopes, such as Yttrium-90, called Y-90, or Iodine-131, called I-131. All of our therapeutic product candidates are “humanized,” with the portion of the antibody derived from mouse DNA sequences being less than about 10%.

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

IBC Pharmaceuticals, Inc.

Through our majority-owned subsidiary, IBC Pharmaceuticals, Inc., we are evaluating several advanced technologies which we believe will play a critical role in the development of radioimmunotherapy and PET imaging agents. We believe that these technologies can also be used to achieve more selective delivery of chemotherapeutic agents for the diagnosis and treatment of cancer, autoimmune and infectious diseases. Originally formed in 1999, IBC was operated as a joint venture in partnership with Beckman Coulter and several individual investors. We have historically provided administrative, fiscal, manufacturing and certain research services for which we were reimbursed by IBC. We acquired the equity interests of Beckman Coulter in the joint venture in the spring of 2002, and have since operated the business as a majority-owned subsidiary. As of March 31, 2003, IBC had approximately $1.0 million in cash and cash equivalents.

IBC is currently conducting late Phase I clinical trials in France with its bispecific antibody agents for the treatment of solid cancers producing carcinoembryonic antigen, or “CEA”, especially gastrointestinal, lung and medullary thyroid cancers. These trials, which are being conducted at three separate medical centers, are intended to establish the required doses for each of the two agents comprising the bispecific antibody technology, as well as the time appropriate interval between each agent’s dose. It is our hope that these trials, funded in part by the French government, will result in the commencement of at least one “pivotal” clinical trial with the intended focus being the therapy of lung and possibly other cancers.

Although IBC had approximately $1.0 million in cash and cash equivalents at March 31, 2003, it will need significant additional capital in order to continue the development and commercialization of the technologies and product candidates it currently has under investigation. Since we acquired control of IBC in Spring of 2002, we have been evaluating various opportunities to either raise the necessary capital in the form of IBC debt or equity securities, or through the licensing of one or more of IBC’s proprietary technologies or product candidates. It is also possible that we will decide to use a portion of the capital resources of Immunomedics to fund some or all of these development costs.

Strategic Partnering and Relationships

We have licensed the final clinical development, manufacturing and commercialization of the unlabeled version of our lead therapeutic product candidate, epratuzumab, to Amgen for the treatment of non-Hodgkin’s lymphoma and other diseases in North America and Australia. We have retained the right to continue the clinical development of unlabeled epratuzumab in all remaining markets, as well as the right to the clinical development of epratuzumab -Y-90 and other versions of the antibody where a radioisotope has been attached. However, Amgen has certain rights to second-generation CD22-antibody-based therapeutics in exchange for pre-determined milestone, royalty and sales-bonus payments. These rights are also limited to North America and Australia. In exchange for granting this license, we received an upfront payment of $18.0 million from Amgen on February 1, 2001. We may receive additional milestone payments totaling up to $65.0 million depending on the progress of the product candidate’s development. In addition, we are entitled to receive royalties under this agreement on any future net sales of epratuzumab by Amgen and may also receive one-time sales milestone payments. Additional compensation would be payable to us under the agreement for each second-generation product developed by Amgen, if any, using the licensed antibody in any such product.

We conduct research on a number of our programs in collaboration with a not-for-profit organization called The Center for Molecular Medicine and Immunology, or CMMI, and its clinical unit, the Garden State Cancer Center. CMMI performs contracted pilot and pre-clinical trials in scientific areas of importance to us and also conducts basic research and pre-clinical evaluations in a number of areas of potential interest to us. Dr. David Goldenberg, our Chairman of the Board and Chief Scientific Officer, is the President and a Trustee of CMMI. For the nine-month period ended March 31, 2003, we provided payments for grants and expenses to CMMI valued at approximately $359,000.

Critical Accounting Policies

In December 2001, the U.S. Securities and Exchange Commission issued a statement concerning certain views of the Commission regarding the appropriate amount of disclosure by publicly held companies with respect to their critical accounting policies. In particular, the Commission expressed its view that in order to enhance investor understanding of financial statements, companies should explain the effects of critical accounting policies as they are applied, the judgments made in the application of these policies, and the likelihood of materially different reported results if different assumptions or conditions were to prevail. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of the company’s financial condition and results and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain.

While our accounting policies are more fully described in Note 2 to our consolidated financial statements included in this report, we currently consider revenue recognition as a critical accounting policy. Payments received under contracts to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Payments received in advance that are related to future performance are deferred and recognized as revenue when the research projects are performed. Upfront nonrefundable fees associated with license and development agreements where we have continuing involvement in the agreement are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fees are recognized could change on a prospective basis, which could impact revenue recognition. Revenues from the achievement of research and development milestones are recognized when the milestones are achieved. Revenue from the sale of diagnostic products is recognized at the time of shipment.

Results of Operations

Our results for any interim period, such as those described in the following analysis, are not necessarily indicative of the results for the entire fiscal year or any other future period.

Three-Month Period Ended March 31, 2003 Compared to 2002

Revenues

Total revenues for the three-month period ended March 31, 2003 were $5,615,000, as compared to $3,283,000 for the same period in 2002, representing an increase of $2,332,000, or 71.0%. Product sales for the three-month period ended March 31, 2003 were $1,088,000, as compared to $965,000 for the same period in 2002, representing an increase of $123,000, or 12.7%. License fee and other revenues for the three-month period ended March 31, 2003 increased to $4,519,000 from $2,253,000 for the same period in 2002, primarily due to the recognition of previously deferred payments from Amgen, for the supply of raw materials in the amount of $3,769,000. Research and development revenues from grants for the three-month period ended March 31, 2003 decreased from $65,000 to $8,000 for the same period of 2002. Research and Development revenues are not expected to be a material source of revenues for the foreseeable future.

Costs and Expenses

Total operating expenses for the three-month period ended March 31, 2003 were $6,213,000, as compared to $5,169,000 for the same period in 2002, representing an increase of $1,044,000, or 20.2%. This was primarily due to increase in research and development expenses, general and administrative costs and sales and marketing expenses partially offset by decrease in cost of goods sold, all as discussed below. Research and development expenses for the three-month period ended March 31, 2003 increased by $960,000, or 24.6%, from $3,902,000 to $4,862,000 as compared to the same period in 2002. This was primarily due to increased spending in our research and development departments, increased manufacturing expenses, including lab supplies associated with producing compounds to be used in clinical trials, and costs associated with IBC Pharmaceuticals in the amount of $269,000, as IBC became a majority-owned subsidiary of Immunomedics on June 30, 2002. Cost of goods sold for the three-month period ended March 31, 2003 decreased to $159,000 from $175,000 for the same period in 2002. Sales and marketing expenses for the three-month period ended March 31, 2003 increased by $58,000 to $357,000 from $299,000 for the same period of 2002, primarily due to increased staffing levels in our European sales office and other marketing related expenses. General and administrative costs for the three-month period ended March 31, 2003 increased by $42,000 to $835,000 from $793,000, or 5.3%, for the same period of 2002. This was primarily due to increased salaries, increased regulatory compliance costs for public companies, increased legal fees and other administrative expenses also contributed to the increase as compared to the prior year.

Interest Income

Interest and other income for the three-month period ended March 31, 2003 decreased by $78,000, or 20.3%, from $385,000 to $307,000, for the same period in 2002, primarily due to lower rates of return and lower cash available for investments.

Operating Results

Net income for the three-month period ended March 31, 2003 was $453,000, or $0.01 per share, as compared to net loss of $296,000, or $0.01 per share, for the same period in 2002. The net income in 2003 as compared to a net loss in 2002 resulted primarily from increased sales and license fee revenues, partially offset by lower interest and other income and increased costs and expenses resulting from increased research and development efforts and general and administrative expenses, all as discussed above. During the three-month periods ended March 31, 2003 and 2002, we recorded a tax benefit of $745,000 and $1,206,000, as a result of our sale of approximately $9,246,000 and $15,269,000 of New Jersey state net operating losses, respectively. The lower tax benefit for the three-month period ended March 31, 2003 affected the net loss by the amount of $461,000.

Nine-Month Period Ended March 31, 2003 Compared to 2002

Revenues

Total revenues for the nine-month period ended March 31, 2003 were $11,971,000 as compared to $9,985,000 for the same period in 2002, representing an increase of $1,986,000, or 19.9%. Product sales for the nine-month period ended March 31, 2003 were $2,633,000, as compared to $2,838,000 for the same period in 2002, representing a decrease of $205,000, or 7.2%. This was principally a result of our continued transition in focus from the development of diagnostic imaging products to the development of therapeutic compounds. License fee and other revenues for the nine-month period ended March 31, 2003 increased to $9,304,000 from $6,930,000 for the same period in 2002, primarily due to the recognition of previously deferred payments from Amgen, for the supply of raw materials in the amount of $3,769,000. Research and development revenues from grants for the nine-month period ended March 31, 2003 decreased from $216,000 to $34,000 for the same period of 2002. Research and Development revenues are not expected to be a material source of revenues for the foreseeable future.

Costs and Expenses

Total operating expenses for the nine-month period ended March 31, 2003 were $17,871,000, as compared to $13,862,000 for the same period in 2002, representing an increase of $4,009,000, or 28.9%. This was primarily due to continued growth in research and development expenses and general and administrative costs, partially offset by a decrease in sales and marketing expenses and cost of goods sold, all as discussed below. Research and development expenses for the nine-month period ended March 31, 2003 increased by $3,594,000, or 36.7% from $9,788,000 to $13,382,000 as compared to the same period in 2002. This was primarily due to increased spending in our research and development departments, increased manufacturing expenses, including lab supplies associated with producing compounds to be used in clinical trials, and costs associated with IBC Pharmaceuticals in the amount of $762,000, as IBC became a majority-owned subsidiary of Immunomedics on June 30, 2002. Cost of goods sold for the nine-month period ended March 31, 2003 decreased to $419,000 from $529,000 for the same period in 2002, primarily due to decreased sales of in-vitro diagnostic kits and other imaging products. Sales and marketing expenses for the nine-month period ended March 31, 2003 decreased by $571,000 to $1,051,000 from $1,622,000 for the same period of 2002, primarily due to lower staffing levels in our European sales office and other marketing related expenses. General and administrative costs for the nine-month period ended March 31, 2003 increased by $1,097,000 to $3,019,000 from $1,922,000, or 57.1%, for the same period of 2002. This was primarily due to the recognition of compensation expense of $360,000 associated with the issuance of a fully vested option to acquire 80,000 shares of our common stock at a purchase price of $4.94 per share to Dr. Morton Coleman, a non-employee director, in consideration for consulting services outside of his responsibilities as a Director as well as an increased number of employees and associated salary expenses, increased insurance costs, increased regulatory compliance costs for public companies and increased legal fees and other administrative expenses.

Interest Income

Interest and other income for the nine-month period ended March 31, 2003 decreased by $674,000 from $1,612,000 to $938,000 for the same period in 2002, primarily due to lower rates of return and lower cash available for investments.

Operating Results

Net loss for the nine-month period ended March 31, 2003 was $4,217,000, or $0.08 per share, as compared to $1,060,000, or $0.02 per share, for the same period in 2002. The larger net loss in 2003 as compared to 2002 resulted primarily from reduced sales, lower interest and other income and increased costs and expenses resulting from increased research and development efforts and general and administrative expenses, all as discussed above. During the nine-month periods ended March 31, 2003 and 2002, the Company recorded a tax benefit of $745,000 and $1,206,000, as a result of our sale of approximately $9,246,000 and $15,269,000 of New Jersey state net operating losses, respectively. The lower tax benefit for the nine-month period ended March 31, 2003 affected the net loss by the amount of $461,000, or $0.01 per share.

Liquidity and Capital Resources

At March 31, 2003 we had working capital of $25,998,000, which represents a decrease of $9,044,000, or 25.8%, from June 30, 2002. Our liquid asset position, measured by our cash, cash equivalents and marketable securities, was $28,411,000 at March 31, 2003, representing a decrease of $16,377,000 from June 30, 2002. The decrease in each case resulted primarily from the funding of operating expenses and capital expenditures associated with the expansion of our production facilities, much of which we expect to refinance once construction is completed.

We anticipate that working capital and cash, cash equivalents and marketable securities will continue to decrease during the remainder of fiscal year 2003 as a result of planned operating expenses and capital expenditures, offset in part by projected revenues from sales of diagnostic imaging products in the United States and Europe. However, there can be no assurance as to the amount of revenues, if any, these products will continue to provide and the proceeds from any credit facility we obtain.

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

Payments Due by Period

(in $000’s)

Contractual Obligation	2003	2004	2005	2006	2007	Thereafter	Total
Operating Lease (1)	$136	$545	$545	$545	$552	$10,158	$12,481
Facility Expansion (2)	$100						$100

(1) In November 2001, we renewed our operating lease for the Morris Plains facility for an additional term of twenty years expiring in October 2021 at a base annual rate of $545,000, which is fixed for the first five years and increases thereafter every five years, which includes an additional 15,000 square feet.

(2) In order to support our clinical trials and anticipated future commercial requirements, we have entered into construction agreements to expand our manufacturing facility at a cost of approximately $6.3 million of which $6.2 million was spent through March 31, 2003. We plan to finance most of the costs of this project through a credit facility once construction is completed. The production facility plan includes two distinct manufacturing suites, containing six new bioreactors, which are intended to allow flexibility in terms of the amount of therapeutic compounds that can be produced. We anticipate that the facility will be completed sometime during the third quarter of calendar year 2003.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales or operating results during the periods presented.

Private Securities Litigation Reform Act of 1995

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Certain statements that we may make from time to time, including, without limitation, statements contained in this Quarterly Report on Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this quarterly report, and they may also be made a part of this quarterly report by reference to other documents filed with the Securities and Exchange Commission, which is known as “incorporation by reference.”

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing diagnostic and therapeutic products; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Factors That May Affect Our Business and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2002, which has been filed with the Securities and Exchange Commission.

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

The table below presents the principal amounts, related weighted average interest rates by fiscal year of maturity and fair market value as of March 31, 2003 for our investment portfolio as of March 31, 2003:

(in $000’s)

	2003	2004	2005	2006	2007	Total	Fair Market Value
Maturity:
Fixed rate	$500	$8,223	$1,384	$3,402	$3,268	$16,777	$17,041
Average interest rate	2.93%	4.47%	1.10%	3.19%	1.72%	3.38%	—

Total:	$500	$8,223	$1,384	$3,402	$3,268	$16,777	$17,041

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There were no new legal proceedings nor any material developments during the fiscal quarter ended March 31, 2003 in any of the legal proceedings described in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM	5. OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

99.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes –Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

99.3	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

(i) On February 13, 2003, we furnished a Current Report on Form 8-K (Item 9) containing a certification dated February 13, 2003 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

May 13, 2003

By: /s/    Cynthia L. Sullivan

Cynthia L. Sullivan

President and Chief Executive Officer

(Principal Executive Officer)

May 13, 2003

By: /s/    Gerard G. Gorman

Gerard G. Gorman

Vice President, Finance, and Chief Financial Officer

(Principal Financial and Accounting Officer)