Form 10-K
period 2003-06-30
IMMUNOMEDICS INC
filed 2003-09-26
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 0-12104

Immunomedics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	61-1009366
(State of incorporation)	(I.R.S. Employer Identification No.)

300 American Road, Morris Plains, New Jersey	07950
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 605-8200

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Series G Junior Participating Preferred Stock, $0.01 par value

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this  Form 10-K.    ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒ No  ☐

The aggregate market value of our voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of December 31, 2002 was $200,634,722. The number of shares of our Common Stock outstanding as of September 22, 2003 was 49,883,193.

Documents Incorporated by Reference:

Certain information required in Part III of this Annual Report on Form 10-K is incorporated from our Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on December 3, 2003.

PART I

Item 1 – Business

Introduction

We are a biopharmaceutical company focused on the development, manufacture and marketing of monoclonal antibody-based products for the detection and treatment of cancer and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a broad pipeline of therapeutic product candidates that utilize several different mechanisms of action. Our product candidates and technologies are protected by a portfolio of intellectual property that includes 89 issued patents in the United States, and 294 other issued patents worldwide.

We are currently evaluating our three most advanced humanized antibodies in clinical trials for the treatment of various cancers and autoimmune diseases. One of these antibodies, the unlabeled version of epratuzumab, is also being evaluated in clinical trials by Amgen, our licensee. Amgen has already completed some important Phase II clinical trials, the data from which are currently being summarized. It is our expectation to start Phase III clinical trials of the unlabeled version of epratuzumab in 2004. Our pre-clinical pipeline currently consists of an additional five humanized antibodies.

In addition to our therapeutic discoveries, our proprietary technologies have also enabled us to develop highly specific diagnostic imaging agents, one of which, CEA-Scan, has already been approved in the United States, Canada and the European Union, where it is currently being marketed for the detection of colorectal cancers. Our second diagnostic product, LeukoScan, has been approved in Europe and Australia, where it is currently being marketed for the detection of bone infections. We have five additional diagnostic product candidates in pre-clinical or clinical development. While the sale of diagnostic imaging agents, representing approximately $3.5 million of our revenues in fiscal 2003, is not a critical part of our business at present, it is our hope that some day physicians will be able to use our therapeutic and diagnostic products in tandem in order to improve patient care.

Therapeutic Product Candidates

We believe that each of our antibodies has therapeutic potential either when administered alone or when conjugated with therapeutic radioisotopes (radiolabeled), chemotherapeutics or other toxins to create unique and potentially more effective treatment options. The attachment of various compounds to the antibodies is intended to allow the delivery of these therapeutic agents to tumor sites with greater precision than conventional radiation therapy or chemotherapeutic approaches. This treatment method is designed to reduce the total exposure of the patient to the therapeutic agents, which ideally minimizes debilitating side effects. We are currently focusing our efforts on unlabeled, or “naked” antibodies, and antibodies conjugated with radioisotopes, such as Yttrium-90, sometimes referred to as Y-90, and Iodine-131, sometimes referred to as I-131. All of our therapeutic product candidates are “humanized” antibodies, which means that the portion of the antibody derived from mouse (murine) DNA sequences is generally less than 10%.

We currently have seven humanized antibody product candidates in clinical development and another four humanized antibody product candidates in pre-clinical development. We also have a number of other product candidates that target other cancers and diseases in various stages of pre-clinical development, although it is too early to assess which of these, if any, will merit further evaluation in clinical trials.

The table below summarizes the status of our current therapeutic product candidates:

Product Candidate	Target	Status	Marketing Rights
IMMU-103 (unlabeled epratuzumab)	Non-Hodgkin’s lymphoma	Phase II clinical trials completed; Phase III trials expected in 2004	Amgen (only North America & and Australia) Immunomedics

IMMU-103 (unlabeled epratuzumab)	Autoimmune disease	Phase I clinical trial beginning	Immunomedics

IMMU-102 (epratuzumab-Y-90)	Non-Hodgkin’s B-cell lymphomas	Phase I/II clinical trials ongoing	Immunomedics

IMMU-100 (unlabeled labetuzumab)	Colorectal and breast cancer	Phase I clinical trials completed	Immunomedics

IMMU-101 (labetuzumab-Y-90)	Colorectal and pancreatic cancer	Phase I/II clinical trials ongoing	Immunomedics

IMMU-111 (labetuzumab-I-131)	Metastatic colorectal cancer	Phase II clinical trials completed	Immunomedics

IMMU-105 (alpha-fetoprotein antibody-Y-90)	Liver cancer	Phase I/II clinical trials beginning	Immunomedics

IMMU-106 (unlabeled CD20 antibody)	Non-Hodgkin’s lymphoma and autoimmune disease	Phase I/II clinical trials beginning	Immunomedics

IMMU-107 (PAM4 antibody-Y-90)	Pancreatic cancer	Pre-clinical	Immunomedics

IMMU-110 (CD74 antibody)	Multiple myeloma and renal cell carcinoma	Pre-clinical	Immunomedics

IMMU-112 (RS7)	Prostate cancer	Pre-clinical	Immunomedics

IMMU-113 (MN3)	Myeloid leukemia	Pre-clinical	Immunomedics

IMMU-103 and IMMU-102

Our most advanced therapeutic product candidate, IMMU-103, is an unlabeled humanized antibody which targets an antigen, known as the CD22 marker, found on the surface of a certain class of lymphocytes, a type of white blood cell. This antibody also binds to the malignant forms of these cells which comprise non-Hodgkin’s B-cell lymphoma and acute and chronic lymphocytic leukemias. The initial Phase I/II trials of IMMU-103, which involved 115 patients, demonstrated good safety, tolerability and anti-tumor activity.

In December 2000, we entered into a Development and License Agreement with Amgen to license IMMU-103 in North America and Australia. Under this agreement, Amgen is responsible for the final clinical development, manufacture and commercialization of IMMU-103 for these markets. Currently, Amgen is conducting multiple clinical trials in North America and Australia with IMMU-103 for the treatment of non-Hodgkin’s lymphoma patients. In some of these trials, IMMU-103 is being administered in combination with Rituxan®, the first therapeutic antibody approved for treating cancer in the United States with reported sales in excess of $1.0 billion per year. Although the results of combination trials are not yet available, preliminary findings reported at ASCO 2002 indicate that the combination may result in improved clinical activity versus the single agents alone. We are also conducting Phase I clinical trials in Europe evaluating IMMU-103 in patients with certain autoimmune diseases.

We have retained all rights to continue the clinical development of IMMU-103 in Europe, Japan and all other markets, as well as the right to continue the clinical development of IMMU-102 and other labeled versions of the antibody in the United States and elsewhere.

We plan to continue clinical development and commercialization of IMMU-103 and IMMU-102, either alone or with a partner, to the full extent permitted by our agreement with Amgen. We have been evaluating IMMU-102 in a Phase I/II clinical trial being conducted in the United States and Europe. This clinical trial is examining the safety and efficacy of IMMU-102 in patients with indolent or aggressive non-Hodgkin’s lymphoma who have had a relapse of disease following standard chemotherapy. We are encouraged by the results of these trials and we are in the process of expanding these studies.

IMMU-100, IMMU-101 and IMMU-111

We also have in development a solid tumor therapeutic product candidate that targets an antigen known as carcinoembryonic antigen, or CEA. The CEA antigen is abundant at the site of virtually all cancers of the colon and rectum and is associated with many other solid tumors, such as breast and lung cancers. Our humanized CEA antibody (hCEA) is in clinical testing, both in unlabeled and radiolabeled forms. The unlabeled form is being tested in a Phase I dose-escalation trial in patients with colorectal or breast cancer. A Phase II trial has already been completed in Europe for IMMU-111 (hCEA-I-131) in patients with proven or suspected metastatic colorectal cancer who failed chemotherapy. We believe that the initial results with IMMU-111 are encouraging, which convinced us to design a new trial that uses a more potent radioisotope, Yttrium-90. This Phase I/II trial with IMMU-101 (hCEA-Y-90) is currently ongoing in the United States in patients with advanced colorectal and pancreatic cancers, and is being expanded to investigational sites in Europe.

Other Therapeutic Product Candidates

We have recently begun the clinical evaluation of IMMU-105, a new humanized antibody labeled with Y-90, for the treatment of primary liver cancer. IMMU-105 binds to an antigen known as alpha-fetoprotein, which is commonly produced by primary liver tumors. We also are commencing clinical trials with IMMU-106 for the treatment of certain autoimmune diseases and non-Hodgkin’s lymphoma, and we are planning clinical trials with IMMU-107 for pancreatic cancer therapy. In addition to these two product candidates, others in pre-clinical development include IMMU-110, which we believe may be an effective treatment for multiple myeloma and renal cell carcinoma, IMMU-112, which we believe may be an effective treatment for prostate cancer, and IMMU-113, which we believe may be an effective treatment for myeloid leukemia.

Diagnostic Imaging Products

Many of our proprietary technologies were originally conceived in the course of our developing improved cancer diagnostics. Today our diagnostic imaging products allow the localization of disease-specific antigens within a patient’s body using an antibody fragment bound to technetium-99m, which can then be visualized using conventional nuclear medicine equipment to reveal the presence, location and approximate size of the disease sites. While we continue to believe that the development of diagnostic imaging products that can complement our therapeutic pipeline will provide us with the means of diagnosing and staging disease, we are considering several options for the continued development of some of our imaging products, including partnering, in order to allow us to better focus on the development of our therapeutic product candidates.

The table below summarizes the status of our diagnostic imaging products:

Product Candidate	Target	Status	Marketing Rights
CEA-Scan	Colorectal cancer	Approved for sale in the United States, Canada and Europe	Immunomedics

LeukoScan	Osteomyelitis	Approved for sale in Europe and Australia	Immunomedics

LymphoScan	Non-Hodgkin’s B-cell lymphomas	Phase III clinical trials	Immunomedics

AFP-Scan	Liver cancer	Phase II clinical trials	Immunomedics

ProstaScan	Prostate cancer	Pre-clinical	Immunomedics

MelanomaScan	Malignant melanoma	Pre-clinical	Immunomedics

MyelomaScan	Multiple myeloma	Pre-clinical	Immunomedics

CEA-Scan

The mouse monoclonal anti-CEA antibody fragment in CEA-Scan is the diagnostic counterpart to IMMU-100, our humanized antibody described above. It is directed against CEA, which is an antigen associated with virtually all cancers of the colon and rectum as well as many other cancers. We have already received approval from the applicable regulatory agencies in the United States, the European Union, Canada and certain other countries to market and sell CEA-Scan. We are conducting Phase IV clinical trials in the United States to evaluate this product for repeated administration in colorectal cancer patients.

LeukoScan

LeukoScan uses a mouse monoclonal antibody fragment that first targets and then binds to a type of white blood cell known as a granulocyte. These cells are associated with a potentially wide range of infectious and inflammatory diseases. We have received regulatory approval to market and sell LeukoScan for the detection and diagnosis of bone infection (osteomyelitis) in long bones and in diabetic foot ulcer patients in the European Union and Australia. In addition, we have filed an application with the FDA and the comparable regulatory agency in Canada for approval to market LeukoScan for osteomyelitis as well as for acute, atypical appendicitis. The FDA had advised us that our data are not sufficient to support approval for these indications. We are not pursuing approval for this indication in the United States at this time, as we continue to focus our resources on the development of our therapeutic product candidates.

Research and Development Programs

We have historically invested heavily in our research and development programs, spending approximately $18,087,000, $14,202,000 and $10,264,000 on these programs during our fiscal years ended June 30, 2003, 2002 and 2001, respectively, and we intend to continue to commit as much or more in the future. The following is a brief summary of our principal research and development programs as of September 30, 2003.

Antibody Engineering

We have made significant progress in recent years humanizing certain mouse antibodies, which involves replacing certain components of a mouse antibody with human antibody components using both our own expertise as well as certain technologies licensed from a third party. Recent advances in molecular biology have enabled our scientists to re-engineer these humanized antibodies with improved characteristics, such as favorable pharmacokinetic properties and increased radionuclide and/or drug loading capacities.

During the past year we, in collaboration with other investigators, continued the successful targeting with our humanized monoclonal antibodies in patients with the CEA cancer marker and non-Hodgkin’s B-cell lymphoma as compared to the use of murine counterparts. The antibodies are about 90% human and have shown good uptake in the patients’ tumors. We are now focusing on the study of these humanized monoclonal antibodies unlabeled and labeled with Yttrium-90 (or Iodine-131) in patients with the appropriate target tumors.

Other Antibody-Directed Therapy Approaches

Our majority owned subsidiary, IBC Pharmaceuticals, Inc., has been working since 1999 on the development of novel cancer radiotherapeutics using patented pre-targeting technologies with proprietary, bi-specific antibodies. This pre-targeting technique involves the administration of an unlabeled antibody to the patient on day one, followed by the administration of a separate radionuclide or other therapeutic a few days later. This delay permits the patient’s body to eliminate the antibodies which have not bound to the disease site and are therefore superfluous. A second recognition group is then attached, either to the radionuclide or therapeutic drug, such that the radionuclide or drug is localized to the antibody pre-targeted to the tumor site. Using such methods in pre-clinical human tumor models, target-to-blood uptake ratios of radionuclide have been improved by orders of magnitude compared to the use of antibodies radiolabeled in the conventional manner. While this advantage is somewhat offset by the greater complexity involved in multiple administration and timing of reagents, after achieving promising results from animal studies on this technology, we have decided to continue clinical studies in France using Iodine-131 as the therapeutic agent and a bi-specific antibody having our humanized anti-CEA antibody.

We are also continuing work on selective coupling of therapeutic site-specific agents onto engineered carbohydrate residues on antibody fragments. The proprietary antibody constructs offer the advantage of loading multiple therapeutic moieties onto antibodies at a particular site and in a manner that is known not to interfere with antigen binding.

Peptides

During the past year, we continued to refine our proprietary methods for the radiolabeling of peptides with technetium-99m to the point where we are now capable of producing these peptides at clinical-scale levels using single-vial kits. These methods will be generally applicable to the preparation of radioconjugates and will enable rapid evaluation of different peptide-receptor systems. This technology has been applied to the preparation of analogs of somatostatin and has demonstrated reagent utility in pre-clinical animal models. In related work, similar synthetic methods have also been used to prepare chelate-peptide conjugates that can be radiolabeled with Gallium-68, Indium-111 and Yttrium-90, which are being applied to the bi-specific pre-targeting technology that is being developed through IBC.

Patents and Proprietary Rights

Our Patents

We have accumulated a sizeable portfolio of patents and patent applications in the course of our business, which we believe constitutes a very valuable business asset. Some of these patents relate to our diagnostic imaging products and product candidates, while others relate to our therapeutic product candidates. Still others relate to our technologies and other discoveries for which no product candidate has yet been identified. While the issuance of a patent does not in itself assure us that our intellectual property rights will remain secure, we believe that we have taken all reasonable steps necessary to protect our technologies and inventions from misappropriation by others. As of September 23, 2003, this portfolio included a total of 89 issued U.S. patents, with another 81 U.S. patent applications pending. In addition, as of such date the portfolio included 294 issued foreign patents and another 159 pending foreign patent applications.

We are aware of certain issued patents, as well as other patents pending, which are owned by competitors of ours and, to the extent they are determined to contain valid and enforceable claims, could result in a legal determination that our products or technologies are infringing. This would result in our needing to obtain a license under such patents, which might not be available on commercially reasonable terms, if at all. While we do not presently believe that this will impair in any material respect our ability to operate our business and commercialize our therapeutic product candidates, we cannot assure you that it will not adversely affect our business.

Our Licenses

We have obtained licenses from various parties for rights to use proprietary technologies and compounds. Included in the foregoing discussion of patents is one United States patent and foreign counterparts, to which we have a right pursuant to an exclusive license granted by Dr. Goldenberg, our Chairman and Chief Strategic Officer. We also have certain rights with respect to patents and patent applications owned by the Center for Molecular Medicine and Immunology, or CMMI, by virtue of a license agreement between CMMI and us. In addition, we have certain rights with respect to patents and patent applications assigned solely to NIH or jointly to NIH and us, as well as with respect to certain patent applications assigned to the University of Massachusetts. We also acquired rights to patents and patent applications assigned or licensed to IBC by virtue of our acquisition of a controlling interest in IBC.

In July 1998, we signed a license agreement with Dako A/B to our worldwide patents for specific anti-CEA monoclonal antibodies, which Dako markets for in vitro use. In June 2002, we granted a non-exclusive license to Daiichi Pure Chemicals Co. under these patents, which included an up-front payment of $825,300 and additional future royalty payments. It is our policy to vigorously defend our intellectual property rights where appropriate. Accordingly, at any time, and from time to time, we may be engaged in licensing discussions with other parties that we believe may be infringing our patents or other intellectual property rights.

Our Trademarks

The mark “IMMUNOMEDICS” is registered in the United States and 36 foreign countries and a European Community Trademark has been granted. Our logo is also registered in the United States and in two foreign countries. The mark “IMMUSTRIP” is registered in the United States and Canada. The mark “CEA-SCAN” is registered in the United States and 21 foreign countries, and a European Community Trademark has been granted. The mark “LEUKOSCAN” is registered in the United States and 11 foreign countries, and a European Community Trademark has been granted. The mark “LYMPHOSCAN” is registered in the United States and 9 foreign countries, and a European Community Trademark has been granted. The mark “CEA-CIDE” is registered in the United States and 14 foreign countries, and a European Community Trademark has been granted. The mark “LYMPHOCIDE” is registered in the United States, and a European Community Trademark has been granted. In addition, we have applied for registration in the United States for several other trademarks for use on products now in development or testing, and for corresponding foreign and/or European Community Trademarks for certain of those marks.

Our Trade Secrets

We also rely upon unpatented trade secrets, and we cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect such rights. We require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisers to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of our employees, the agreement provides that all inventions conceived by such employees shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Third Party Rights

Our success also depends in part on our ability to gain access to third party patent and proprietary rights and to operate our business without infringing on third party patent rights. We may be required to obtain licenses to patents or other proprietary rights from third parties to develop, manufacture and commercialize our product candidates. Licenses required under third-party patents or proprietary rights may not be available on terms acceptable to us, if at all. If we do not obtain the required licenses, we could encounter delays in product development while we attempt to redesign products or methods or we could be unable to develop, manufacture or sell products requiring these licenses at all.

Strategic Partnering and Relationships

Amgen

We have licensed the final clinical development, manufacturing and commercialization of our lead therapeutic product candidate, IMMU-103, to Amgen for the treatment of non-Hodgkin’s lymphoma or other diseases in North America and Australia. We have retained the right to continue the clinical development of IMMU-103 (epratuzumab), in all remaining markets, as well as the right to continue the clinical development of IMMU-102 and other versions of the antibody where a radioisotope has been attached. However, Amgen has certain rights to second-generation CD22-antibody-based therapeutics in exchange for pre-determined milestone, royalty and sales-bonus payments. These rights are also limited to North America and Australia, and do not include any radiolabeled epratuzumab or other CD22 antibodies. In exchange for granting this license, we received an upfront payment of $18.0 million from Amgen on February 1, 2001. This agreement also provides that we may receive additional milestone payments totaling up to $65.0 million depending on the progress of IMMU-103’s development. In addition, we are entitled to receive royalties under this agreement on any future net sales of IMMU-103 by Amgen and may also receive one-time sales milestone payments. Additional compensation would be payable to us under the agreement for each second-generation product developed by Amgen, if any, using the licensed antibody in any such product.

Other Collaborations

We conduct research on a number of our programs in collaboration with a not-for-profit organization called The Center for Molecular Medicine and Immunology, or CMMI, and its clinical unit, the Garden State Cancer Center. CMMI performs contracted pilot and pre-clinical trials in scientific areas of importance to us and also conducts basic research and pre-clinical evaluations in a number of areas of potential interest to us. Dr. David Goldenberg, our Chairman of the Board and Chief Strategic Officer, is the President and a Trustee of CMMI.

The Company received Two Small Business Innovation Research Phase I Grant Awards from the National Cancer Institute, one for $119,171, and one for $100,000, each budgeted for a six-month period. The first award, entitled “Molecular Imaging by Affinity Enhancement PET, “ will investigate the use of bispecific antibodies and gallium-68-radiolabeled bivalent peptides for specific targeting of disease and possible improved detection using positron emission tomography, PET. The combination of bispecific antibodies with rapidly targeting and systemically clearing low molecular weight gallium-68-radiolabeled agents, married to the exquisite sensitivity of PET detection techniques, may lead to an entire new class of disease-specific imaging agents. The second award, entitled “Minimal Disease Radioimmunotherapy of Colorectal Cancer,” will study the potential treatment of colorectal cancer using, a humanized, high affinity, anti-CEA humanized monoclonal antibody, hMN-14, and an intracellularly-trapped “residualizing” form of iodine-131 radionuclide. This iodine-131-radiolabeled antibody, produced using our proprietary radioiodination technology, is designed to solve the problem of in vivo deiodination associated with directly radioiodinated MAbs, and thereby deliver an enhanced dose of radiation to targeted tumor cells.

We also collaborate with numerous other academic and research centers. Our academic collaborators have included such institutions as the University of Nijmegen, The Netherlands; INSERM, Nantes, France; University of Göttingen, Germany; University of Marburg, Germany; New York Presbyterian Hospital – Cornell Medical College; University of Massachusetts; and Brigham & Women’s Hospital – Harvard Medical School. We believe these ongoing research efforts will identify new and improved products and techniques for diagnosing and treating various cancers and infectious diseases.

Government Regulation

Regulatory Compliance

Our research and development activities, including testing in laboratory animals and in humans, our manufacture of antibodies, as well as the handling, labeling and storage of the product candidates that we are developing, are all subject to stringent regulation, primarily by the FDA in the United States and by comparable authorities in other countries. If for any reason we are unable to comply with applicable requirements there will likely occur various adverse consequences, including one or more delays in approval, or even the refusal to approve, product licenses or other applications, the suspension or termination of clinical investigations, the revocation of approvals previously granted, as well as fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow us to enter into governmental supply contracts.

The process of obtaining requisite FDA approval is costly and time consuming even in the best of circumstances. For a new human drug or biological product to be marketed in the United States, current FDA requirements include: (i) the successful conclusion of pre-clinical tests to gain preliminary information on the product’s safety; (ii) the filing with the FDA of an Investigational New Drug, or “IND”, to conduct human clinical trials for drugs or biologics; (iii) the successful completion of human clinical investigations to establish the safety and efficacy of the product candidate for its intended indication; and (iv) the filing and then acceptance and approval by the FDA of a New Drug Application, or “NDA,” for a drug product, or a Biological License Application, or “BLA,” for a biological product, in either case to allow commercial distribution of the drug or biologic.

Pre-clinical tests involve the evaluation of the product candidate in both the laboratory and in animal studies to assess safety as well as potential efficacy. The results of the pre-clinical tests, if favorable, are then submitted to the FDA as part of an IND to support the evaluation of the product in human patients. Historically, the results from pre-clinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may encounter regulatory delays or rejections as a result or many factors, including changes in regulatory policy during the period of product development.

Clinical trials involve administration of the product to patients under the supervision of a qualified principal investigator. Such trials are typically conducted in three sequential phases, although the phases may overlap. Typically, clinical testing involves the following:

•	In Phase I trials, the initial introduction of the drug into human patients, the product candidate is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion;

•	Phase II trials involve further studies in a limited patient population afflicted with a specified disease to: (i) determine the biological or clinical activity of the product for specific, targeted indications; (ii) determine dosage tolerance and optimal dosage; and (iii) identify possible adverse effects and safety risks; and

•	In Phase III, large scale, multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data to statistically evaluate the efficacy and safety of the product, as required by the FDA. Phase IV studies, or post-marketing studies, may also be required to provide additional data on safety or efficacy.

The results of the pre-clinical and clinical testing of a chemical pharmaceutical product are then submitted to the FDA in the form of an NDA, or for a biological pharmaceutical product in the form of a BLA, for approval to commence commercial sales. In responding to an NDA or a BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. We cannot assure you that any approval required by the FDA will be obtained on a timely basis, if at all.

Among the conditions for an NDA or a BLA approval is the requirement that the applicable manufacturing, clinical, pharmacovigilance, quality control and manufacturing procedures conform on an ongoing basis with current Good Clinical Practices, or GCP, current Good Manufacturing Practices, or GMP and computer information system validation standards. Before approval of a BLA, the FDA will perform a pre-licensing inspection of clinical sites, manufacturing facilities and the related quality control records to determine its compliance with these requirements. To assure compliance, applicants must continue to expend time, money and effort in the area of training, production and quality control. After the applicant is licensed for the manufacture of any product, manufacturers are subject to periodic inspections by the FDA. We will also face similar inspections coordinated by the EMEA by inspectors from particular European Union member states that conduct inspections on behalf of the EU.

The drug approval process is similar in other countries and is also regulated by specific agencies in each geographic area. Approval by the FDA does not ensure approval in other countries. In addition, even if we can obtain drug approval in other countries, it may require considerable more time to obtain such approval in the United States. In European Union countries, Canada, and Australia, regulatory requirements and approval processes are similar in principle to those in the United States and can be as rigorous, costly and uncertain. Additionally, depending on the type of drug for which an applicant is requesting approval, there are currently two potential tracks for marketing approval in European Union countries: mutual recognition and the centralized procedure. These review mechanisms may ultimately lead to approval in all European Union countries, but each method grants all participating countries some decision making authority in product approval.

Orphan Drug Act

We generally seek to have our product candidates designated as “Orphan Drugs” by the FDA under the Orphan Drug Act of 1983, when applicable. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in certain very limited circumstances.

To date, we have successfully obtained Orphan Drug designation for AFP-Scan, LymphoScan, CEA-Scan, epratuzumab and labetuzumab. There can be no assurance, however, that our competitors will not receive approval of other different drugs or biologics for treatment of the diseases for which our products and product candidates are targeted.

Other Regulatory Considerations

We are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, The Clean Air Act, and other current and potential future federal, state, or local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals, biological materials, and various radioactive compounds. We believe that our procedures comply with the standards prescribed by state and federal regulations; however, the risk of injury or accidental contamination cannot be completely eliminated.

We are subject to the U.S. Foreign Corrupt Practices Act which prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. Under this act, it is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Our present and future business has been and will continue to be subject to various other laws and regulations.

Pricing Controls

The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing reimbursement or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

Third Party Reimbursement

In addition, in the United States and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

Competition

Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors such as the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies. Many biopharmaceutical companies have focused their development efforts in the human therapeutics area, including cancer. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. Further, such companies have substantially greater financial resources and greater access to capital markets than we do. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants. Our ability to compete successfully with other companies in the biopharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

We are aware of certain products under development or manufactured and commercialized by competitors that are used for the prevention, diagnosis, or treatment of certain diseases that we have targeted for product development. In addition, we are aware of several companies that have potential antibody or other product candidates that target the same antigen as our lead product candidate, epratuzumab, as well as various other biopharmaceutical products that are likely to compete directly with our product candidates.

We expect that our products under development and in clinical trials will address major markets within the cancer sector. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete pre-clinical testing, clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price, availability of reimbursement, patent position, manufacturing capacity and capability, distribution capability and government action. We cannot assure you that we will be able to compete successfully in any of these areas, and our inability to compete would materially and adversely affect our business prospects.

Marketing, Sales and Distribution

At present we have only limited marketing and sale capabilities as we focus our efforts on developing our therapeutic product candidates. CEA-Scan is marketed and sold to physicians in the United States directly by our small internal sales force, which is focused on new customers in major medical centers. Our nuclear medicine technicians work with our sales force and provide technical support directly to customers. We also have agreements with third parties to market CEA-Scan and LeukoScan that provide customer support and distribution of the products.

Our European operations are headquartered in Darmstadt, Germany. We have also established sales representation in most major European markets. We service other markets through the appointment of local organizations that provide sales and marketing support as well as local product redistribution. In October 2001, we entered into a Distribution Agreement with Logosys Logistik GmbH. Under this agreement, Logosys packages and distributes LeukoScan and CEA-Scan in the European Union since January 2002. We will continue to evaluate future arrangements and opportunities with respect to other products we may develop in order to optimize our profits and our distribution, marketing and sales capabilities.

Manufacturing

We have recently completed the construction of a large-scale bioreactor facility at our Morris Plains, New Jersey location. This facility will be used for the production of all of our therapeutic product candidates for clinical trials, and potentially in commercial quantities as well. We are now in the process of validating the utilities, equipment, and systems associated with this facility and we plan to begin process validation, involving antibody production, in early 2004.

We have historically manufactured CEA-Scan and LeukoScan for commercial sale at our facility in Morris Plains. We also perform antibody processing and purification of all our therapeutic product candidates at this facility. We have scaled-up our antibody purification and fragmentation manufacturing processes for our diagnostic imaging agents to permit us to produce commercial levels of product. Our purification area consists of four independent antibody-manufacturing suites, several support areas, and quality control laboratories. The Committee on Proprietary Medicinal Products of the European Commission approved the manufacturing facility and product manufacturing processes in May 1998. The FDA approved the facility and processes for CEA-Scan in December 1998.

Reliance on Third Parties

Certain end-stage portions of the manufacturing process for CEA-Scan and LeukoScan were performed under a manufacturing agreement by SP Pharmaceuticals. This arrangement was terminated in December, 2002. We are currently in the process of validating our end-stage manufacturing processes at a new manufacturing source.

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

Other Regulatory Considerations

In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities, and processes used in the manufacturing of such products prior to providing approval to market a product. If after receiving clearance from the FDA, a material change is made in manufacturing equipment, location, or process, additional regulatory review may be required. We must also adhere to current Good Manufacturing Practice and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval. If, as a result of these inspections, the FDA determines that our equipment, facilities, or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations.

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

Employees

As of September 22, 2003, we employed 108 persons on a full-time basis, 24 of whom were in research and development departments, 19 of whom were engaged in clinical research and regulatory affairs, 46 of whom were engaged in operations and manufacturing and quality control, and 19 of whom were engaged in finance, administration, sales and marketing. Of these employees, 42 hold M.D., Ph.D. or other advanced degrees. We believe that while we have been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel continues to be intense and there can be no assurance that we will continue to be able to attract and retain the professionals we will need to grow our business. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employees is excellent.

Corporate Information

We were incorporated in Delaware in 1982. Our principal offices are located at 300 American Road, Morris Plains, New Jersey 07950. Our telephone number is (973) 605-8200. In addition to our majority-owned subsidiary, IBC Pharmaceuticals, Inc., we also have two foreign subsidiaries, Immunomedics B.V. in The

Netherlands and Immunomedics GmbH in Darmstadt, Germany, to assist us in managing sales and marketing efforts and coordinating clinical trials in Europe. Our web address is www.immunomedics.com. We have not incorporated by reference into this Annual Report the information on our website, and you should not consider it to be a part of this document. Our web site address is included in this document as an inactive textual reference only.

Due primarily to technical limitations associated with our old web site, we have historically not made our reports filed with the Securities and Exchange Commission available on our website. However, as a result of recent improvements to our web site and the hiring of additional information technology professionals to our staff, we now intend to commence making such reports available on an ongoing basis as soon as reasonably practicable after the reports are filed. Copies of this Annual Report on Form 10-K may also be obtained without charge electronically or by paper by contacting Investor Relations, Immunomedics, Inc., 300 American Road, Morris Plains, New Jersey 07950 or by calling (973) 605-8200.

The public may also read and copy the materials we file with the SEC at its Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding companies that file electronically with the SEC.

Factors That May Affect Our Business and Results of Operations

Risks Relating to Our Business and Operations

We have a long history of operating losses and it is likely that our operating expenses will continue to exceed our revenues for the foreseeable future.

We have incurred significant operating losses since our formation in 1982, and have never earned a profit since that time. As of June 30, 2003, we had an accumulated deficit of approximately $125.9 million. The only significant revenue we have earned to date has come from the limited sale of our two diagnostic imaging products in Europe and, to a lesser degree, the United States, and the licensing of our lead therapeutic product candidate, epratuzumab, to Amgen in 2001. We have never received revenue from the commercialization of any therapeutic product. We expect to continue to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we fail in our attempts to develop commercially viable therapeutic products, it is likely that we will never achieve significant revenues or become profitable, either of which would seriously jeopardize our ability to continue as a going concern.

Our most advanced therapeutic product candidates are still only in the clinical development stage, and will require us to raise capital in the future in order to fund further expensive and time-consuming studies before they can even be submitted for final regulatory approval.

Even our most advanced therapeutic product candidates are still in the clinical development stage and will not be available for commercial sale anytime soon, if ever. In order to complete the clinical development process for each of our product candidates, it will be necessary to invest significant financial resources, and devote a great deal of time and effort, just to reach the point where an application for final FDA or foreign regulatory approval can be submitted. In addition, we will need to raise additional financial resources in order to get any of our current products approved. In the case of our foremost product candidate, the unlabeled version of epratuzumab, we are relying upon Amgen to complete this clinical work in the United States and there can be no assurance that Amgen will devote the resources necessary to complete the trials on a schedule which meets our expectations or those of our stockholders.

Clinical trials involve the administration of a product candidate to patients who are already extremely ill, making patient enrollment often difficult and expensive. And even in ideal circumstances, where the patients can be enrolled and then followed for the several months or more required to complete the study, the trials can be suspended, terminated or otherwise fail for any number of reasons, including:

•	late-stage clinical trials may raise safety or efficacy concerns not readily apparent in earlier trials;

•	unforeseen difficulties in manufacturing the product candidate in compliance with all regulatory requirements and in the quantities needed to complete the trial may be cost-prohibitive;

•	during the long trial process alternative therapies may become available which make further development of the product candidate impracticable; and

•	if we are unable to obtain the additional capital we need to fund all of the clinical trials we foresee, we may forced to cancel or otherwise curtail some important trials.

Any failure or substantial delay in successfully completing clinical trials for our product candidates, particularly the ongoing trials for our most advanced product candidate, epratuzumab, could severely harm our business and results of operation.

Even once the clinical development process has been successfully completed, our ability to derive revenues from the sale of therapeutics will depend upon our first obtaining FDA as well as foreign regulatory approvals, all of which are subject to a number of unique risks and uncertainties.

Even if we are able to demonstrate the safety and efficacy of our product candidates in clinical trials, if we fail to gain timely approval to commercialize our product candidates from the U.S. Food and Drug Administration and other foreign regulatory authorities, we will be unable to generate the revenues we will need to build our business. These approvals may not be granted on a timely basis, if at all, and even if and when they are granted they may not cover all the indications for which we seek approval. For example, while we may develop a product candidate with the intention of addressing a large, unmet medical need, the FDA may only approve the use of the drug for indications affecting a relatively small number of patients, thus greatly reducing the market size and our potential revenues. The approvals may also contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use which could further narrow the size of the market. Finally, even after approval can be obtained, we may be required to recall or withdraw a product as a result of newly discovered safety or efficacy concerns, either of which would have a materially adverse effect on our business and results of operations.

When we granted Amgen the right to complete the development and commercialization of unlabeled epratuzumab in North America, we became dependent upon Amgen for the success of our most advanced product candidate in the U.S. market. This relationship with Amgen has had, and is likely to continue to have, both positive and negative effects on how investors value our common stock.

In 2001, we licensed our most advanced therapeutic product candidate, the unlabeled version of epratuzumab, to Amgen in North America and Australia. As a result, Amgen became solely responsible for completing all necessary clinical trials for the compound, obtaining FDA approval, and then hopefully commercializing the product for sale in the all-important U.S. market. If for whatever reason Amgen does not fully perform its responsibilities under our license agreement, or if Amgen is even perceived by investors as not vigorously pursuing the successful launch of epratuzumab in the United States, the value of our common stock is likely to decline, perhaps significantly.

This dependency upon Amgen affects our business in other ways as well. For example, our ability to raise capital in the equity markets is dependent upon the price of our common stock, which is in turn affected by the perceived success, or lack thereof, of the Amgen trials. Yet we have no ability to report on the results of these trails independently of Amgen, and Amgen may elect to disclose the results on a schedule very different than what we would otherwise prefer. Further, if we decide to raise additional capital by licensing the unlabeled version of epratuzumab in Europe and/or Japan, our ability to do so will also be directly affected by the outcome of the Amgen trials in the United States. Prospective licensors, which could include not only Amgen but other competitors to Amgen as well, will clearly be interested in assessing the results of the pending Amgen trials before making a large financial commitment. Even the value of the radiolabeled version of epratuzumab, for which we have retained global rights, will be affected, positively or negatively, by the outcome of the Amgen trials.

While our relationship with Amgen to date has been excellent, their interests may diverge with ours at any time and for many reasons. As a result, the market price of our common stock could be adversely affected, which would in turn jeopardize our ability to raise the capital we will need to build our company.

In order to become a truly successful biopharmaceutical company, we will need to raise significant amounts of additional capital. Because it can be difficult for a small-cap company like ours to raise equity capital on acceptable terms, we cannot assure you that we will be able to obtain the necessary capital when we need it, if at all.

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•	$160.0 million from the public and private sale of our equity securities;

•	$18.0 million from Amgen under our epratuzumab licensing agreement; and

•	limited product sales of CEA-Scan and LeukoScan, licenses, grants and interest income from our investments.

We intend to continue expending substantial capital on our research and development programs, and we will need to raise still further capital in order to obtain the necessary regulatory approvals and then hopefully commercialize our future therapeutic products. Our capital requirements are dependent on numerous factors, including:

•	the rate at which we progress our research programs and the number of product candidates we have in pre-clinical and clinical development at any one time;

•	the cost of conducting clinical trials involving patients in the United States, Europe and possibly elsewhere;

•	our need to establish the manufacturing capabilities necessary to produce the quantities of our product candidates we project we will need;

•	the time and costs involved in obtaining FDA and foreign regulatory approvals;

•	the cost of first obtaining, and then defending our patent claims and other intellectual property rights; and

•	our ability to enter into licensing and other collaborative agreements to help off-set some of these costs.

Our existing cash resources are expected to be sufficient to fund our operations for the next 12 months, but we may need additional cash before such time for many reasons, including changes in our research and development plans, the need for unexpected capital expenditures, or costs associated with any acquisitions of other businesses, assets or technologies that we may choose to undertake. If we deplete our existing capital resources sooner than we otherwise anticipate, we will be required to either obtain additional capital quickly, or else significantly reduce our operating expenses and capital expenditures, either of which could have a material and adverse effect on us.

Our ability to raise future capital on acceptable terms will depend not only upon our operating performance, but also on conditions in the public and private debt and equity markets, as well as the overall performance of other companies in the biopharmaceutical and biotechnology sectors. Financing may not be available to us when we need it on terms we find acceptable, if at all. Furthermore, the terms of any such debt or equity financing may include covenants which limit our future ability to manage the business, contain preferences, privileges and rights superior to those enjoyed by holders of our common stock, and cause substantial dilution to our existing stockholders.

Certain potential for conflicts of interest, both real and perceived, exist which could result in expensive and time-consuming litigation.

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Strategic Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, and certain companies with which we do business, including the Center for Molecular Medicine and Immunology, also known as the Garden State Cancer Center or CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. In fiscal year 2003, we reimbursed CMMI a total of $349,000 for research activities conducted on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have responsibilities to both CMMI and us.

As a result of these and other relationships, the potential for both real and perceived conflicts of interest exists, and disputes could arise over the allocation of funds, research projects and ownership of intellectual property rights. In addition, in the event that we become involved in stockholder litigation regarding these potential conflicts, we might be required to devote significant resources and management time defending the company from these claims, which could adversely affect our results of operations.

If we cannot successfully and efficiently manufacture the compounds that make up our products and product candidates, our ability to sell products and conduct clinical trials will be impaired.

Our ability to conduct our pre-clinical and clinical research and development programs depends, in large part, upon our ability to manufacture our proprietary compounds in accordance with FDA and other regulatory requirements. While we have recently completed a major expansion of our manufacturing facilities in New Jersey in anticipation of our current and future needs, we have no historical experience in manufacturing these compounds in significant quantities, and we may not be able to do so in the quantities and with the degree of purity that is required. As with any new manufacturing facility, it may be some time before we become aware of any deficiencies in either the design of the new facility or the in construction itself. Any interruption in manufacturing at this site, whether by natural acts or otherwise, would significantly and adversely affect our operations, and delay our research and development programs.

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

The loss of any of our key employees could adversely affect our operations.

We are heavily dependent upon the talents of Dr. Goldenberg, our Chief Strategic Officer, Ms. Sullivan, our President and Chief Executive Officer, Dr. Horak, our Chief Scientific Officer, as well as certain other key personnel. If Dr. Goldenberg, Ms. Sullivan, Dr. Horak or any of our other key personnel were to unexpectedly leave our company, our business and results of operations could be materially and adversely affected. In addition, as our business grows we will need to continue to attract additional management and scientific personnel. Competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and we may not be successful in our recruitment efforts. If we are unable to attract, motivate and retain qualified professionals, our operations could be materially and adversely affected.

Given that cancer therapeutics such as the ones we are developing can cost upwards of $20,000 per treatment, even if our product candidates become available for sale it is likely that that federal and state governments, insurance companies and other payers of health care costs will try to first limit the use of these drugs to certain patients, and even then be reluctant to provide a level of reimbursement that permits us to earn a significant profit on our investment, if any.

Our ability to successfully commercialize therapeutic products will depend, in significant part, on the extent to which hospitals can obtain appropriate reimbursement levels for the cost of our products and related treatment. Third-party payers are increasingly challenging the prices charged for diagnostic and therapeutic products and related services. In addition, legislative proposals to reform health care or reduce government insurance programs may result in lower prices or the actual inability of prospective customers to purchase our products. Furthermore, even if reimbursement is available, it may not be available at price levels sufficient for us to realize a positive return on our investment.

Risks Related to Our Common Stock

The market price of our common stock has fluctuated widely in the past, and is likely to continue to fluctuate widely based on a number of factors, many of which are beyond our control.

The market price of our common stock has been, and is likely to continue to be, highly volatile. Furthermore, the stock market generally and the market for stocks of relatively small biopharmaceutical companies like us, have from time to time experienced, and likely will again experience, significant price and volume fluctuations that are unrelated to actual operating performance.

From time to time, stock market analysts publish research reports or otherwise comment upon our business and future prospects. In addition, the emergence of so-called “chat rooms” on the Internet has resulted in many investors conjecturing about our business and prospects, often times without any real basis in fact. Due to a number of factors, we may fail to meet the expectations of securities analysts or investors and our stock price would likely decline as a result. These factors include:

•	announcements by us, our partners or our competitors of clinical results, technological innovations, product sales, new products or product candidates and product development timelines;

•	the formation or termination of our corporate alliances such as our agreement with Amgen;

•	developments or disputes concerning our patent or other proprietary rights, and the issuance of patents in our field of business to others;

•	government regulatory action;

•	period-to-period fluctuations in the results of our operations; and

•	developments and market conditions for emerging growth companies and biopharmaceutical companies, in general.

In the past, following periods of volatility in the market prices of the securities of companies in our industry, securities class action litigation has often been instituted against those companies. If we face such litigation in the future, it would result in substantial costs and a diversion of management’s attention and resources, which would negatively impact our business.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of June 30, 2003, Dr. Goldenberg, our Chairman and Chief Strategic Officer, together with certain members of his family and other affiliates, controlled the right to vote approximately 22.7% of our common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

We are also subject to Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a business combination with any “interested” stockholder (as defined in Section 203) for a period of three years from the date the person became an interested stockholder, unless certain conditions are met.

Item 2 – Properties

Our headquarters is located at 300 American Road, Morris Plains, New Jersey, where we lease approximately 74,000 square feet of commercial office space. In November 2001, we renewed the lease for an additional term of twenty years expiring in October 2021 at a base annual rate of $545,000, which rate is fixed for the first five years and increases thereafter every five years. The November 2001 renewal includes an additional 15,000 square feet of space. Our manufacturing, regulatory, medical, research and development laboratories, and our finance, marketing and executive offices are currently located in this facility. We have also completed the construction and equipping of a 7,500 square-foot commercial-scale manufacturing facility within our Morris Plains headquarters, which consists of four independent antibody manufacturing suites, several support areas, and a QC laboratory. See Item 1, “Manufacturing.” In addition, our European subsidiary, Immunomedics GmbH, leases executive office space in Darmstadt, Germany.

Item 3 – Legal Proceedings

In November 1996, we brought suit in The Netherlands against F. Hoffmann-LaRoche and its Roche Diagnostics subsidiary and European affiliates for infringement of our European patent covering specific anti-CEA antibodies, which Roche is using in its CEA immunoassay. The suit sought an injunction against the sale of CEA immunoassays by Roche that infringe our European patents, as well as damages for past infringement. Roche denied infringement and countered with nullity actions in The Netherlands and Germany, seeking to invalidate our Dutch and German patents. A trial was held before the Patent Court in The Hague on August 8, 1997, resulting in dismissal of the action. We have appealed. A trial on the Dutch nullity action was held before the Patent Court in The Hague on June 5, 1998, resulting in dismissal of that action and maintenance of all claims of our patent. Roche has appealed. A trial on the German nullity action was held in Munich on December 9, 1998, resulting in maintenance of the patent in amended form that continues to protect our products and which we believe is still infringed by Roche’s immunoassays. Roche did not appeal. The appeals of the Dutch infringement and nullity actions were heard concurrently on March 2, 2000. A decision, although originally set for September 7, 2000, was rendered on February 15, 2001, and then only a partial decision. The validity of the patent, with claims amended as they were in the German action, was upheld and the jurisdiction of the Dutch Court to issue a cross-border injunction was upheld. The Dutch Appeals court’s decision finally was rendered on July 19, 2002, holding that Roche infringed the patent and that the decision could be enforced in all countries named in the suit, contingent upon posting of a bond in the amount of Euro 2 million. Roche has appealed the holdings of the Appeals Court to the Dutch Supreme Court. Each side has submitted pleadings to the Supreme Court in this appeal. Our patent counsel believes that the patents are valid and infringed, and that an unfavorable outcome is unlikely, although no assurances can be given in this regard. To the extent that Roche contests or challenges our patents, or files appeals or further nullity actions, there can be no assurance that significant costs for defending such patents may not be incurred.

We have also sued Cytogen, Inc. and C.R. Bard, Inc. for infringement of our licensed patent by Cytogen’s sale of its “Prostascint” prostate cancer-imaging product. The complaint was filed in New Jersey on February 23, 2000 and served on March 20, 2000 after two unsuccessful attempts at settlement. The suit was bifurcated and damages were separated. Discovery was completed on the liability issues. A Markman hearing was held for the purpose of determining the scope and interpretation of the claims, following which each side submitted motions for summary judgment, all of which have now been denied. Although we believe that our patent is valid and infringed, there can be no assurance that a judge will interpret the claims in our favor or that a jury will find infringement, or that we will not incur significant costs in pursuing the suit despite a negotiated fee arrangement with our patent counsel.

From time to time we are a party to various claims and litigation arising in the normal course of business. We believe that the outcome of such claims and litigation will not have a material adverse effect on our financial position and results of operations.

Item 4 – Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of securities holders during the fourth quarter of fiscal year 2003.

PART II

Item 5 – Market For Registrant’s Common Stock and Related Stockholder Matters

Our Common Stock is quoted on the Nasdaq National Market under the symbol “IMMU.” The following table sets forth, for the last two fiscal years, the high and low sales prices for the Common Stock, as reported by the Nasdaq National Market.

Fiscal Quarter Ended	High	Low
September 30, 2001	$20.45	$8.65
December 31, 2001	24.84	11.55
March 31, 2002	21.00	13.60
June 30, 2002	19.05	3.97

September 30, 2002	$7.55	$3.65
December 31, 2002	8.40	4.50
March 31, 2003	5.77	2.25
June 30, 2003	7.95	2.64

As of September 22, 2003, there were approximately 680 stockholders of record of the Common Stock and, according to our estimates, approximately 16,198 beneficial owners of our Common Stock. We have not paid dividends on our Common Stock since inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Sale of Unregistered Securities

None.

Item 6 – Selected Financial Data

The following table sets forth our consolidated financial data as of and for each of the five fiscal years ended June 30, 2003. The selected consolidated financial data as of and for each of the five years ended June 30, 2003 have been derived from our audited consolidated financial statements. The consolidated financial statements and the reports thereon for the years ended June 30, 2003, 2002 and 2001 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

	Fiscal year ended June 30,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Revenues	$13,719	$14,287	$8,400	$4,777	$6,801
Cost and expenses	23,533	20,985	16,712	15,652	18,877
Interest and other income	1,087	2,069	2,830	1,196	758
Minority interest	88	—	—	—	—
Foreign currency transaction gain (loss)	85	(323)	(72)	43	39
Loss before income tax benefit	(8,554)	(4,952)	(5,554)	(9,636)	(11,279)
Income tax benefit	680	1,205	803	—	—
Net loss	(7,874)	(3,747)	(4,751)	(9,636)	(11,279)
Preferred stock dividends	—	—	—	496	409
Net loss allocable to common stockholders	(7,874)	(3,747)	(4,751)	(10,132)	(11,688)
Net loss per common share	$(0.16)	$(0.08)	$(0.10)	$(0.23)	$(0.31)
Weighted average shares outstanding	49,878	49,652	49,498	43,977	37,782
Cash, cash equivalents and marketable securities	$23,796	$44,788	$53,291	$40,866	$9,422
Restricted securities	6,376	—	—	—	—
Total assets	45,130	54,951	59,657	48,026	16,959
Long-term debt	4,995	—	—	70	228
Stockholders’ equity(1)	33,667	41,096	41,441	44,096	12,455

(1)	We have never paid cash dividends on our common stock.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Annual Report, and they may also be made a part of this Annual Report by reference to other documents filed with the Securities and Exchange Commission, which is known as “incorporation by reference.”

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; our ability to protect our proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally. Please also see the discussion of risks and uncertainties under “Factors That May Affect Our Business and Results of Operations” in Item 1 of this Annual Report.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only of the date of this Annual Report or the date of the document incorporated by reference in this Annual Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by applicable law. All subsequent forward-looking statements attributable to Immunomedics or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Overview

We are a biopharmaceutical company focused on the development, manufacture and marketing of monoclonal antibody-based products for the detection and treatment of cancer and other serious diseases. Our most advanced therapeutic product candidate, epratuzumab, is a compound that binds to the malignant cells that comprise non-Hodgkin’s B-cell lymphoma and certain other lymphocytic leukemias. In December 2000, we granted a license to Amgen to further develop and commercialize the unlabeled form of epratuzumab in North America and Australia. Amgen is currently evaluating this compound in clinical trials for the treatment of patients with non-Hodgkin’s lymphoma. We currently maintain all other rights to epratuzumab outside of the territories granted to Amgen, as well as all rights to the labeled versions of the compound worldwide. Accordingly, we are conducting clinical trials of the unlabeled and radiolabeled versions of the compound, epratuzumab and epratuzumab-Y-90, as well as clinically developing four other therapeutic product candidates. We intend to consider licensing some or all of the rights we possess in epratuzumab as well as our other product candidates in the future if the right opportunities arise.

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

From inception in 1982 until June 30, 2003, we had an accumulated deficit of approximately $125.9 million and have never earned a profit. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature, or source of which cannot be predicted), our losses will continue as we continue to conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years.

The development and commercialization of successful diagnostic and therapeutic products is subject to numerous risks and uncertainties including, without limitation, the following:

•	the type of therapeutic or diagnostic compound under investigation and nature of the disease in connection with which the compound is being studied;

•	our ability, as well as the ability of our partners, to conduct and complete clinical trials on a timely basis;

•	the time required for us to comply with all applicable federal, state and foreign legal requirements, including, without limitation, our receipt of the necessary approvals of the U.S. Food and Drug Administration;

•	the financial resources available to us during any particular period; and

•	many other factors associated with the commercial development of therapeutic and diagnostic products outside of our control.

Research and Development

As of June 30, 2003, we employed 24 professionals in our research and development departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs. We spent $18.1 million in the aggregate for the fiscal year ended June 30, 2003 on research and development operating expenses.

In order to further support our research and development efforts, as well as prepare for future commercialization of our product candidates, we have recently completed a major expansion of our manufacturing facilities at a total cost of approximately $6.4 million. See “Liquidity and Capital Resources” below. We believe that our facilities, as expanded, will be adequate to support our research and development activities for the next two years without the need for any material capital expenditures.

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

Therapeutics

Substantially all of our research and development efforts involve the use of monoclonal antibodies to treat cancer and other serious diseases in one of two ways. In the first, the antibodies are unlabeled, or “naked,” and used to treat the disease directly. In the second, the antibodies are labeled, or conjugated, with radioisotopes, chemotherapeutic agents, toxins or other substances. In each case the antibodies first seek out, and then bind to a particular target on diseased cells or on cells involved in a disease process.

Epratuzumab

The most advanced of our therapeutic compounds under development, epratuzumab (IMMU-103), is a non-radioactive antibody that targets the CD22 receptor of B-cells and B-cell lymphomas. In 2000, Amgen purchased a license to epratuzumab covering the compound’s further development and commercialization in North America and Australia. The license, for which Amgen paid us $18.0 million in cash and agreed to make additional milestone and royalty payments upon the achievement of certain future events, resulted in the transfer of responsibility to Amgen for the clinical trials then being administered and paid for by us. Amgen is now responsible for all clinical trials that may be necessary to obtain regulatory approvals from the U.S. Food and Drug Administration and other authorities within Amgen’s licensed territory.

While the clinical results to date have been encouraging, we are not able to determine when, if ever, epratuzumab will be approved for sale in the United States or anywhere else. Even if it is approved, there can be no assurance that it will be commercially successful or that we will ever receive any future milestone or royalty payments.

Other Therapeutic Product Candidates

At the time the Amgen license was granted, we retained all other rights to the compound, including the development rights to the unlabeled version of the compound outside of Amgen’s licensed territory, as well as the rights to the different labeled versions of the compound in the United States and everywhere else. We are evaluating both the labeled and unlabeled versions of the compound in clinical trials at the present time. Clinical trials are also being conducted with humanized antibody to carcinoembryonic antigen, or CEA, in patients with colorectal, pancreatic or breast cancers, and clinical trials are beginning with a humanized antibody to alpha-fetoprotein, or AFP, in patients with primary liver cancer. Clinical trials are also commencing with our humanized antibody to CD20 in patients with non-Hodgkin’s lymphoma and autoimmune disease. In addition, we have four other therapeutic product candidates in pre-clinical development. All of these product candidates remain at a very early stage of development and we do not anticipate seeking regulatory approval with respect to any particular candidate for at least the next two years.

Diagnostics

In 1998, we began to transition our focus away from the development of diagnostic imaging products in order to accelerate the development of our therapeutic product candidates. As a result, as of June 30, 2003, research and development into diagnostic product candidates was no longer a material portion of our business.

IBC Pharmaceuticals, Inc.

In 1999 we began conducting research involving the selective delivery of therapeutic agents to fight cancer as part of a collaboration with Beckman Coulter. Upon our formation of the joint venture, IBC Pharmaceuticals, LLC, we granted certain intellectual property to the venture, as did Beckman Coulter. We were then reimbursed for all of the research activities we conducted on the joint venture’s behalf. For the fiscal years June 30, 2003, 2002 and 2001, we received reimbursements of $1,147,000, $634,000, and $418,000, respectively, from IBC with respect to these research activities.

In the fourth quarter of fiscal year 2002 we were able to acquire all of the membership interests in the joint venture held by Beckman Coulter, giving us majority control of the business. IBC Pharmaceuticals, LLC, was then reorganized into IBC Pharmaceuticals, Inc., a Delaware corporation. We currently hold all of the outstanding shares of IBC Series A Preferred stock, representing approximately 73.26% of the total shares of voting stock outstanding. The transaction was accounted for as a step acquisition and we recorded an in-process research and development charge of $936,000 as discussed below. At June 30, 2003 IBC Pharmaceuticals, Inc., had cash and cash equivalents of $0.7 million. As a result of our majority interest in IBC Pharmaceuticals, Inc. operating results of IBC are consolidated.

Critical Accounting Policies

Immunomedics’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.

Revenue Recognition

Contract revenue from collaborative research agreements is recorded when earned based on the performance requirements of the contract. Revenue from non-refundable upfront license fees and certain guaranteed payments where we continue involvement through collaborative development are deferred and recognized as revenue over the period of continuing involvement. We estimate the period of continuing involvement based on the best available evidential matter available to us at each reporting period. If our estimated time frame for continuing involvement changes, this change in estimate could impact the amount of revenue recognized in future periods.

Revenue from product sales is recorded when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Allowances, if any, are established for uncollectible amounts, estimated product returns and discounts. Since allowances are recorded based on management’s estimates, actual amounts may be different in the future.

Foreign Currency Risks

Since Immunomedics operates in countries outside of the United States, it is exposed to various foreign currency risks. Two specific risks arise from the nature of the contracts Immunomedics executes with its customers since from time to time contracts are denominated in a currency different than the particular Immunomedics subsidiary’s local currency. These risks are generally applicable only to a portion of the contracts executed by Immunomedics’s foreign subsidiaries providing clinical services. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which the subsidiary’s expenses are incurred. As a result, the subsidiary’s net revenues and resultant earnings can be affected by fluctuations in exchange rates. Historically, fluctuations in exchange rates from those in effect at the time contracts were executed have not had a material effect upon Immunomedics’s consolidated financial results.

The second risk results from the passage of time between the invoicing of customers and affiliates under these contracts and the ultimate collection of customer payments against such invoices. Because the contract is denominated in a currency other than the subsidiary’s local currency, Immunomedics recognizes a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared and payment from the customer is received will result in Immunomedics receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. This difference is recognized by Immunomedics as a foreign currency transaction gain or loss, as applicable, and is reported in other expense (income) in Immunomedics’s Consolidated Statements of Operations.

Finally, Immunomedics’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Immunomedics’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. To date such cumulative translation adjustments have not been material to Immunomedics’s consolidated financial position.

Stock Based Compensation

Immunomedics grants stock options to its employees at an exercise price equal to the fair value of the shares at the date of grant and accounts for these stock option grants in accordance with APB Opinion No. 25,

Accounting for Stock Issued to Employees and related interpretations. Under APB Opinion No. 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the income statement. However, for purposes of disclosure only, we estimate the fair value of stock options through the use of option pricing models. In determining the values to use in our option-pricing model, we make several subjective estimates about the characteristics of the underlying stock and the expected timing of option exercise. Changes to these estimates can change the fair value disclosures in our financial statements.

Impairment of Assets

Immunomedics reviews its long-lived assets for impairment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon Immunomedics’s judgment of its ability to recover the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated.

Results of Operations

Fiscal Year 2003 compared to Fiscal Year 2002

Revenues for the fiscal year ended June 30, 2003 were $13,719,000 as compared to $14,287,000 in the fiscal year ended June 30, 2002, representing a decrease of $568,000, or 4%. Product sales for fiscal year 2003 were $3,558,000 as compared to $3,793,000 in fiscal year 2002, representing a decrease of $235,000, principally reflecting our transition in focus from the sale of diagnostic imaging products to the development of therapeutic compounds. License fee and other revenues for fiscal year 2003 decreased to $10,127,000 from $10,213,000 for the same period in 2002, primarily due to the recognition in 2003 of $265,000 as compared to $1,025,000 in fiscal 2002 of license fee revenue for a non-exclusive license granted to Daiichi Pure Chemicals Co. partially offset by recognition in 2003 of $9,693,000 as compared to $9,000,000 in fiscal 2002 of license and supply payments received from Amgen. Revenues from grants for research and development for fiscal year 2003 decreased to $34,000 from $281,000 for the same period of 2002.

Total operating expenses for fiscal year 2003 were $23,533,000 as compared to $20,985,000 in fiscal year 2002, representing an increase of $2,548,000, or 12%. Research and development expenses for fiscal year 2003 increased by $3,973,000, from $14,202,000 in fiscal year 2002 to $18,175,000, primarily due to an increased number of professional staff, as well as increased research and development efforts, manufacturing expenses including lab supplies associated with producing compounds to be used in clinical trials and costs associated with IBC Pharmaceuticals in the amount of $1,002,000, as IBC became a majority-owned subsidiary of Immunomedics in June 2002. Cost of goods sold for fiscal year 2003 decreased by $132,000 to $543,000 from $675,000 in fiscal year 2002, primarily due to decreased sales of in-vitro diagnostic kits and other imaging products.

Sales and marketing expenses for fiscal year 2003 were $1,313,000 as compared to $2,286,000 for fiscal year 2002, representing a decrease of $973,000. This is primarily due to lower staffing levels in the United States and Europe and the reduction of other marketing related expenses consistent with our shift in focus to therapeutics. General and administrative costs for fiscal year 2003 increased by $617,000 from $2,885,000 in fiscal year 2002 to $3,502,000. This was primarily due to the recognition of compensation expense of $360,000 associated with the issuance of a fully vested option to acquire 80,000 shares of our common stock at a purchase price of $4.94 per share to Dr. Morton Coleman, a non-employee director, in consideration for consulting services to Immunomedics, as well as an increased number of employees and associated salary expenses, increased insurance costs, increased regulatory compliance costs for all public companies and other administrative expenses.

Interest and other income for fiscal year 2003 decreased by $982,000 from $2,069,000 in fiscal year 2002 to $1,087,000 in 2003, primarily due to lower rates of return on our invested cash and reduced level of cash available for investment.

For fiscal years 2003 and 2002, we recorded a tax benefit of $745,000 and $1,205,000, respectively, as a result of our sale of approximately $9,246,000 and $15,269,000 of New Jersey state net operating losses, respectively. The tax benefit is partially offset by an income tax provision of $65,000 for our European subsidiary.

Net loss allocable to common stockholders for fiscal year 2003 is $7,874,000, or $0.16 per share, as compared to $3,747,000, or $0.08 per share, in fiscal year 2002.

Fiscal Year 2002 compared to fiscal year 2001

Revenues for the fiscal year ended June 30, 2002 were $14,287,000 as compared to $8,400,000 in the fiscal year ended June 30, 2001, representing an increase of $5,887,000, or 70%. Product sales for fiscal year 2002 were $3,793,000 as compared to $4,032,000 in fiscal year 2001, representing a decrease of $239,000, principally reflecting our transition in focus from the sale of diagnostic imaging products to the development of therapeutic compounds. License fee and other revenues for fiscal year 2002 increased to $10,213,000 from $3,758,000 for the same period in 2001, primarily due to the recognition in 2002 of $9,000,000 as compared to $3,750,000 in fiscal 2001 of the up-front license payment received from Amgen. In addition, in fiscal 2002 we recognized $1,025,000 as license fee revenue for a non-exclusive license granted to Daiichi Pure Chemicals Co. Revenues from grants for research and development for fiscal year 2002 decreased to $281,000 from $610,000 for the same period of 2001.

Total operating expenses for fiscal year 2002 were $20,985,000 as compared to $16,712,000 in fiscal year 2001, representing an increase of $4,273,000, or 26%. Research and development expenses for fiscal year 2002 increased by $3,938,000, from $10,264,000 in fiscal year 2001 to $14,202,000, primarily due to an increased number of professional staff, as well as increased research and development efforts and associated manufacturing expenses, including lab supplies associated with producing compounds to be used in clinical trials. Cost of goods sold for fiscal year 2002 decreased by $216,000 from $891,000 in fiscal year 2001 to $675,000, primarily due to lower distribution costs and a reduced number of vials sold. Cost of goods sold in fiscal year 2002 included a charge of $24,000 as compared to $105,000 in fiscal 2001 relating to the expiration of certain CEA-Scan inventories previously manufactured and capitalized.

Sales and marketing expenses for fiscal year 2002 were $2,286,000 as compared to $2,430,000 for fiscal year 2001, representing a decrease of $144,000. General and administrative costs for fiscal year 2002 decreased by $241,000 from $3,126,000 in fiscal year 2001 to $2,885,000. This was primarily due to the recognition of an expense of $509,000 in fiscal 2001 associated with warrants issued to a financial advisor, and an expense of $360,000 as a fee associated with our entering into the Licensing and Development Agreement with Amgen (see Note 10 to our consolidated financial statements included elsewhere herein), partially offset by an increase of other administrative expenses in fiscal year 2002. As a result of our acquisition of majority control of IBC in the fourth quarter of fiscal 2002, we recorded a charge related to acquired in-process research and development of $936,000, which was immediately expensed. At the date of acquisition, none of the products under development by IBC had achieved technological feasibility and none were being sold in the market.

Interest and other income for fiscal year 2002 decreased by $761,000 from $2,830,000 in fiscal year 2001 to $2,069,000 in 2002, primarily due to lower rates of return and a reduced level of cash available for investments.

For fiscal years 2002 and 2001, we recorded a tax benefit of $1,205,000 and $803,000, respectively, as a result of our sale of approximately $15,269,000 and $10,106,000 of New Jersey state net operating losses, respectively.

Net loss allocable to common stockholders for fiscal year 2002 was $3,747,000, or $0.08 per share, as compared to $4,751,000, or $0.10 per share, in fiscal year 2001.

Liquidity and Capital Resources

Since our inception in 1982, we have financed our operations primarily through private sales of our equity securities, revenue earned under licensing agreements and to a lesser degree, from sales of CEA-Scan and LeukoScan, research grants from various sources and investment income.

At June 30, 2003, we had working capital of $20,394,000, representing a decrease of $14,648,000 from $35,042,000 at June 30, 2002. At June 30, 2003, we had long-term debt of $4,995,000 as a result of a low interest loan received through the New Jersey Economic Development Authority. The net decrease in working capital resulted principally from the net loss allocable to common stockholders during fiscal year 2003 of $7,874,000 and capital expenditures of $7,296,000.

In order to support our clinical trials and anticipated future commercial requirements, we have completed the expansion of our manufacturing facility at a cost of approximately $6.4 million. We funded this project by obtaining a loan through the New Jersey Economic Development Authority. The expanded facility now includes two new manufacturing suites, containing six new bioreactors, which are intended to allow flexibility in terms of the amount of therapeutic compounds that can be produced. See Note 12 to our consolidated financial statements.

Our cash, cash equivalents and marketable securities amounted to $23,796,000 at June 30, 2003, representing a decrease of $20,992,000 from $44,788,000 at June 30, 2002. This decrease was primarily attributable to the funding of operating expenses and capital expenditures. It is anticipated that working capital and cash, cash equivalents, and marketable securities will decrease during fiscal year 2004 as a result of planned operating expenses and capital expenditures, offset in part by projected revenues from sales of our diagnostic imaging products in the United States and Europe. However, there can be no assurance, as to the amount of revenues, if any, these imaging products will provide.

To date, we have not generated positive cash flow from operations, excluding the effects of the up-front payment received from Amgen in fiscal year 2001. We believe that our existing working capital should be sufficient to meet our capital and liquidity requirements for the next twelve months.

Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1, “Factors That May Affect Our Business and Results of Operations” and elsewhere in this Annual Report. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us and access to capital markets that can provide us with the resources when necessary to fund our strategic priorities.

We expect to utilize our cash equivalents and short-term investments to fund our operations at levels similar to those used in fiscal year 2003. However, we do not believe that we will have adequate cash at this spending level to complete our research and development programs. As a result, we will require additional financial resources after we utilize our current liquid assets in order for us to continue our research and development programs, clinical trials of our product candidates and regulatory filing. Additional financing may not be available to us on terms we find acceptable, if at all, and the terms of such financing may cause substantial dilution to existing stockholders. If adequate funds are not available, we may be required to curtail significantly one or more of our research and development programs. If we obtain funds through collaborative partnerships, we may be required to relinquish rights to certain or our technologies or product candidates.

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

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility. We have identified and quantified the significant commitments in the following table for the fiscal years ending June 30:

Payments Due by Period

(in $000’s)

Contractual Obligation	2004	2005	2006	2007	2008	Thereafter	Total
Operating Lease(1)	$545	$545	$545	$552	$556	$9,601	$12,344
NJEDA Loan(2)	$1,350	$1,334	$1,317	$1,301	$1,284	—	$6,586

(1)	In November 2001, we renewed our operating lease for the Morris Plains facility for an additional term of twenty years expiring in October 2021 at a base annual rate of $545,000, which included an additional 15,000 square feet. The rent is fixed for the first five years and increases every five years thereafter.

(2)	In May, 2003 we obtained a loan at a variable interest rate through the New Jersey Economic Development Authority repayable in 60 months.

Recently Issued Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Asset Retirement Obligations”, which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. We adopted this standard beginning July 1, 2002. The adoption of SFAS No. 143 did not have a material impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability for a cost associated with an exit or disposal activity is incurred. We will adopt this standard beginning July 1, 2003. The adoption of SFAS No. 146 is not expected to have a material impact on our consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which addresses how an issuer classifies and measures financial instruments within characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuers. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The adoption of SFAS 150 will not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This

interpretation modifies the accounting treatment for certain guarantees and is effective for all guarantees issued or modified after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities”. FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN 46 provides guidance for determining the primary beneficiary for entities with multiple economic interests. FIN 46 is effective at the time of investment for interests obtained in a variable economic entity after January 31, 2003. Beginning in the second quarter of fiscal year 2004, FIN 46 applies to interests in variable interest entities (VIE’s) acquired prior to February 1, 2003. FIN 46 is not expected to have a material impact on our consolidated financial statements.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risk of financial instruments contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those described due to a number of factors, including uncertainties associated with general economic conditions and conditions impacting our industry.

Our holdings of financial instruments are comprised primarily of corporate debt securities and municipal bonds. All such instruments are classified as securities available for sale with the exception of $6,376,000 classified as restricted securities on the balance sheet at June 30, 2003. Although, shown in the table below, these municipal bonds collateralize a loan we received through the New Jersey Economic Development Authority, and therefore are not classified as available for sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate or return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings also are exposed to the risks of changes in the credit quality of issuers. We typically invest in highly liquid debt instruments with fixed interest rates.

The table below presents the principal amounts and related weighted average interest rates by fiscal year of maturity for our investment portfolio as of June 30, 2003:

	2004	2005	2006	2007	2008	Total	Fair Value
	(in thousands)
Fixed rate	$8,035	$1,637	$3,390	$3,248	—	$16,310	$16,571
Average interest rate	4.49%	1.26%	3.19%	1.72%	—	3.37%	—

Item 8 – Financial Statements and Supplementary Data

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	June 30, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$13,601,627	$13,062,954
Marketable securities	10,194,813	31,724,789
Accounts receivable, net of allowance for doubtful accounts of $381,681 and $289,866 at June 30, 2003 and June 30, 2002, respectively	930,134	1,106,716
Inventory	839,480	641,686
Other current assets	825,372	1,801,979

Total current assets	26,391,426	48,338,124
Property and equipment, net of accumulated depreciation of $11,247,869 and $9,688,929 at June 30, 2003 and June 30, 2002, respectively	12,298,971	6,561,901
Restricted securities	6,376,000	—
Other long-term assets	63,157	51,157

	$45,129,554	$54,951,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,381,466	$—
Accounts payable	1,432,175	3,618,625
Deferred revenue	—	7,475,728
Other current liabilities	3,183,571	2,201,707

Total current liabilities	5,997,212	13,296,060

Long-term debt	4,994,534	—
Minority interest	471,044	559,222
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2003 and June 30, 2002	—	—
Common stock, $.01 par value; authorized 70,000,000 shares; issued and outstanding, 49,878,193 and 49,877,443 shares at June 30, 2003 and June 30, 2002, respectively	498,782	498,774
Capital contributed in excess of par	159,037,244	158,569,476
Treasury stock, at cost, 34,725 shares	(458,370)	(458,370)
Accumulated deficit	(125,902,490)	(118,028,184)
Accumulated other comprehensive income	491,598	514,204

Total stockholders’ equity	33,666,764	41,095,900

	$45,129,554	$54,951,182

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years ended June 30,
	2003	2002	2001
Revenues:
Product sales	$3,558,435	$3,792,841	$4,032,020
License fee and other revenues	10,127,327	10,212,720	3,758,196
Research and development	33,710	281,200	609,577

Total revenues	13,719,472	14,286,761	8,399,793

Costs and Expenses:
Costs of goods sold	543,400	675,240	890,813
Research and development	18,174,806	14,202,275	10,264,042
Sales and marketing	1,312,863	2,286,054	2,430,323
General and administrative	3,501,855	2,885,500	3,126,457
Acquired in-process research and development	—	935,889	—

Total costs and expenses	23,532,924	20,984,958	16,711,635

Operating loss	(9,813,452)	(6,698,197)	(8,311,842
Interest and other income	1,086,650	2,069,214	2,829,515
Minority interest	88,178	—	—
Foreign currency transaction gain (loss)	84,864	(323,452)	(71,778)

Loss before income tax benefit	(8,553,760)	(4,952,435)	(5,554,105)
Income tax benefit	679,454	1,205,530	803,315

Net loss	$(7,874,306)	(3,746,905)	(4,750,790)

Per Share Data (basic and diluted):
Net loss	$(0.16)	$(0.08)	$(0.10)

Weighted average number of common shares outstanding	49,877,889	49,651,547	49,498,002

Comprehensive income (loss):
Net loss	$(7,874,306)	$(3,746,905)	$(4,750,790)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	68,297	393,619	(130,009)
Unrealized gain (loss) on securities available for sale	(90,903)	10,223	349,055

Other comprehensive income (loss)	(22,606)	403,842	219,046

Comprehensive loss	$(7,896,912)	$(3,343,063)	$(4,531,744)

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Capital Contributed in Excess of Par	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount	Shares	Amount
Balance, at June 30, 2000	—	$—	49,329,121	$493,291	$153,242,000	$—	$(109,530,489)	$(108,684)	$44,096,118
Exercise of options to purchase common stock	—	—	204,750	2,048	1,250,672	—	—	—	1,252,720
Issuance of warrants to financial advisor	—	—	—	—	508,991	—	—	—	508,991
Compensation expense associated with issuance of stock options to employees	—	—	—	—	115,310	—	—	—	115,310
Other comprehensive income	—	—	—	—	—	—	—	219,046	219,046
Net loss	—	—	—	—	—	—	(4,750,790)	—	(4,750,790)

Balance, at June 30, 2001	—	—	49,533,871	495,339	155,116,973	—	(114,281,279)	110,362	41,441,395
Exercise of option to purchase common stock	—	—	100,250	1,002	371,370	—	—	—	372,372
Exercise of warrants to purchase common stock	—	—	104,422	1,044	375,831	—	—	—	376,875
Retirement of Shareholder Rights Plan	—	—	—	—	(49,739)	—	—	—	(49,739)
Common Stock and warrant issued in connection with the purchase of additional interest in IBC	—	—	138,900	1,389	2,648,601	(458,370)	—	—	2,191,620
Compensation expense associates with issuance of stock options to employees	—	—	—	—	106,440	—	—	—	106,440
Other comprehensive income	—	—	—	—	—	—	—	403,842	403,842
Net loss	—	—	—	—	—	—	(3,746,905)	—	(3,746,905)

Balance, at June 30, 2002	—	—	49,877,443	498,774	158,569,476	(458,370)	(118,028,184)	514,204	41,095,900
Exercise of options to purchase common stock	—	—	750	8	1,328	—	—	—	1,336
Compensation expense associated with issuance of stock options to non-employee	—	—	—	—	360,000	—	—	—	360,000
Compensation expense associated with issuance of stock options to employees	—	—	—	—	106,440	—	—	—	106,440
Other comprehensive loss	—	—	—	—	—	—	—	(22,606)	(22,606)
Net loss	—	—	—	—	—	—	(7,874,306)	—	(7,874,306)

Balance, at June 30, 2003	—	$—	49,878,193	$498,782	$159,037,244	$(458,370)	$(125,902,490)	$491,598	$33,666,764

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(7,874,306)	$(3,746,905)	$(4,750,790)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,558,940	977,517	950,774
Minority interest	(88,178)	—	—
Provision for allowance for doubtful accounts	91,815	164,426	54,214
Amortization of bond premium	255,162	246,147	123,479
Non-cash expense relating to issuance of warrants	—	—	508,991
Non-employee stock based compensation	360,000	—	—
Employee stock based compensation	106,440	106,440	115,310
Other	68,297	393,619	(130,009)
Changes in operating assets and liabilities:
Accounts Receivable	84,767	(476,958)	(243,414)
Inventories	(197,794)	109,083	286,131
Other current assets	976,607	(648,193)	172,545
Other long-term assets	(12,000)	—	—
Accounts payable	(2,186,450)	1,995,176	(229,107)
Deferred revenue	(7,475,728)	(6,774,272)	14,250,000
Other current liabilities	981,864	95,453	422,988

Net cash provided by (used in) operating activities	(13,350,564)	(7,558,467)	11,531,112

Cash flows from investing activities:
Purchase of marketable securities	(10,229,667)	(13,877,725)	(53,295,258)
Proceeds from maturities of marketable securities	25,037,578	26,824,966	38,589,867
Purchase of additional interest in IBC	—	2,542,344	—
Additions to property and equipment	(7,296,010)	(4,105,161)	(375,404)

Net cash from investing activities	7,511,901	11,384,424	(15,080,795)

Cash flows from financing activities:
Facility expansion financing	6,376,000	—	—
Deposits	—	—	(51,157)
Payments of debt	—	(70,412)	(158,058)
Retirement of 1998 Shareholder Rights Plan	—	(49,739)	—
Exercise of warrants	—	376,875	—
Exercise of stock options	1,336	372,372	1,252,720

Net cash provided by financing activities	6,377,336	629,096	1,043,505

Increase (decrease) in cash and cash equivalents	538,673	4,455,053	(2,506,178)
Cash and cash equivalents at beginning of period	13,062,954	8,607,901	11,114,079

Cash and cash equivalents at end of period	$13,601,627	$13,062,954	$8,607,901

Supplemental disclosure of noncash financing activities:
Common stock and warrant issued in connection with the purchase of additional interest in IBC	$—	$2,649,990	$—
Cash paid for interest	$—	$1,683	$14,974

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business Overview

Immunomedics, Inc., a Delaware corporation (“Immunomedics” or the “Company”) is a biopharmaceutical company focused on the development, manufacture and marketing of monoclonal antibody-based products for the detection and treatment of cancer and other serious diseases. Immunomedics currently markets and sells CEA-Scan® in the U.S., and CEA-Scan and LeukoScan® throughout Europe and in certain other markets outside the U.S.

Immunomedics is subject to significant risks and uncertainties, including, without limitation, our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; our ability to protect our proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally.

Immunomedics expects to utilize its cash equivalents and short-term investments to fund its operations at levels similar to those used in fiscal year 2003. However, the Company does not believe that it will have adequate cash at this spending level to complete its research and development programs. As a result, Immunomedics will require additional financial resources after it utilizes its current liquid assets in order to continue its research and development programs, clinical trials of product candidates and regulatory filing. Immunomedics has never achieved profitable operations, and there is no assurance that profitable operations, even if achieved, could be sustained on any continuing basis. The Company’s future operations are dependent on, among other things, the success of its commercialization efforts and market acceptance of any future therapeutic products. Since its inception in 1982, Immunomedics’ principal source of funds has been the private and public sale of equity securities and, to a lesser extent, revenues from licensing its most developed therapeutic product candidate to Amgen. There can be no assurance that Immunomedics will be able to raise the additional capital it will need on commercially acceptable terms if at all. If it is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected.

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

Foreign Currencies

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the year, assets and liabilities are translated at year-end exchange rates, and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity in the Consolidated Balance Sheets and are included in the determination of comprehensive income in the Consolidated Statements of Stockholders’ Equity. Transaction gains and losses are included in the determination of net income in the Consolidated Statements of Operations.

Cash Equivalents and Marketable Securities

Immunomedics considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents.

Immunomedics’ investments in cash equivalents and marketable securities are available for sale to fund operations. The portfolio at June 30, 2003 primarily consists of corporate debt securities and municipal bonds.

Concentration of Credit Risk

Cash, cash equivalents, and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. Immunomedics invests its cash in debt instruments of financial institutions and corporations with strong credit ratings. Immunomedics has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates. Immunomedics has historically held the investments to maturity. However, the Company has the ability to sell these investments before maturity and has therefore classified the investments as available for sale. Immunomedics has never experienced any significant losses on its investments.

Reclassification

Certain 2001 and 2002 balances have been reclassified to conform to the 2003 presentation.

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

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue from the sale of diagnostic products is recorded when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Allowances, if any, are established for uncollectible amounts, estimated product returns and discounts.

Research and Development Costs

Research and development costs are expensed as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities relate to the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements and tax returns. During fiscal years 2003, 2002 and 2001, the Company recognized tax benefits as a result of the sale of New Jersey net operating loss carry forwards (see Note 8).

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. For the purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the years ended June 30, 2003, 2002 and 2001. The common stock equivalents excluded from the diluted per share calculation are 4,325,750, 3,378,250 and 2,456,750 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss, net unrealized gains (losses) on securities available for sale and certain foreign exchange changes and is presented in the consolidated statements of operations and comprehensive loss.

Employee Stock Options

Immunomedics applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the then-current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss allocable to common shareholders and related per share amounts would have been the pro forma amounts indicated below:

	2003	2002	2001
Net (loss), as reported	$(7,874,306)	$(3,746,905)	$(4,750,790)
Add: Stock-based employee compensation expense	106,440	106,440	115,310
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(7,332,028)	(6,247,547)	(4,172,675)

Pro forma net (loss)	$(15,099,894)	$(9,888,012)	$(8,808,155)

Earnings per share:
as reported	$(0.16)	$(0.08)	$(0.10)
pro forma	$(0.30)	$(0.20)	$(0.18)

The fair value of each option granted during the three years ended June 30, 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (i) dividend yield of 0%, (ii) expected term of 7 years for June 30, 2003 and 8 years for June 30, 2002 and 2001, (iii) expected volatility of 89% at June 30, 2003, 129% at June 30, 2002 and 126% at June 30, 2001, and (iv) a risk-free interest rate of 3.53%, 4.70% and 5.01% for the years ended June 30, 2003, 2002, and 2001, respectively. The weighted average fair value at the date of grant for options granted during the years ended June 30, 2003, 2002 and 2001 was $9.91, $11.60, and $16.94 per share, respectively.

When the exercise price of employee or director stock options is less than the fair value of the underlying stock on the grant date, the Company records compensation expense for the difference over the vesting period of the options. Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and recognized over the related vesting period and may be subject to remeasurement if performance commitments exist.

Financial Instruments

The carrying amounts of cash and cash equivalents, other current assets and current liabilities and restricted securities approximate fair value due to the short-term maturity of these instruments. The fair value, which equals carrying value, of marketable securities available for sale is based on quoted market prices.

Recently Issued Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Asset Retirement Obligations”, which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted this standard beginning July 1, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability for a cost associated with an exit or disposal activity is incurred. The Company will adopt this standard beginning July 1, 2003. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which addresses how an issuer classifies and measures financial instruments within characteristics of both liabilities and equity. It requires that an issuer classify an financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuers. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The adoption of SFAS 150 will not have a material effect on its consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation modifies the accounting treatment for certain guarantees and is effective for all guarantees issued or modified after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities”. FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN 46 provides guidance for determining the primary beneficiary for entities with multiple economic interests. FIN 46 is effective at the time of investment for interests obtained in a variable economic entity after January 31, 2003. Beginning in the second quarter of fiscal year 2004, FIN 46 applies to interests in variable interest entities (VIE’s) acquired prior to February 1, 2003. FIN 46 is not expected to have a material impact on the Company’s consolidated financial statements.

3.    Marketable Securities

Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income (loss). Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at June 30, 2003 and 2002 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
June 30, 2003
Municipal Bonds – New Jersey	$641	$14	$(9)	$646
Corporate Debt Securities	9,293	256	—	9,549

	$9,934	$270	$(9)	$10,195

June 30, 2002
U.S. Government Securities	$5,488	$11	$(1)	$5,498
Corporate Debt Securities	25,916	313	(2)	26,227

	$31,404	$324	$(3)	$31,725

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2003 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$8,294	$8,433
Due after one year through five years	1,640	1,762

	$9,934	$10,195

Cash and cash equivalents as of June 30, 2003 and 2002 include $4,176,000 and $3,034,000 of mutual funds securities. These securities have less than 90 days maturities from the date of purchase. Included in other comprehensive income for the years ended June 30, 2003, 2002 and 2001 are approximately ($32,000), $9,000 and $0 of unrealized gains and (losses) related to cash equivalents with maturities of 90 days or less.

4.    Inventory

Inventory consisted of the following at June 30 (in thousands):

	2003	2002
Finished goods	$839	$642

5.    Property and Equipment

Property and equipment consisted of the following at June 30 (in thousands):

	2003	2002
Machinery and equipment	$4,613	$3,858
Leasehold improvements	16,951	10,610
Furniture and fixtures	766	722
Computer equipment	1,217	1,061

	23,547	16,251
Accumulated depreciation and amortization	(11,248)	(9,689)

	$12,299	$6,562

Depreciation expense	$1,559	$978

6.    Other Current Liabilities

Included in other current liabilities are amounts payable to medical institutions participating in the Company’s clinical trial programs of approximately $788,000 and $711,000 at June 30, 2003 and 2002, respectively. Also included are amounts payable to various legal counsel of approximately $1,186,000 and $350,000, accrued health insurance liabilities of approximately $239,000 and $239,000, accrued bonuses of $0 and $150,000, deferred rent expense of $196,000 and $78,000 and for the monies owed for Small Business Innovation Research grant subcontracted to Garden State Cancer Center in the amount of $43,000 and $27,000 at June 30, 2003 and 2002, respectively. The remaining balances consist of other miscellaneous accrued expenses.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Stockholders’ Equity

The Certificate of Incorporation of the Company authorizes 10,000,000 shares of preferred stock at $.01 par value per share. The preferred stock may be issued from time to time in one or more series, with such distinctive serial designations, rights and preferences as shall be determined by the Board of Directors.

In February 2002, the Company’s Board of Directors made the decision to concurrently redeem all outstanding stockholder rights under its 1998 Stockholder Rights Plan, and declare a dividend of one new Right pursuant to our 2002 Stockholder Rights Plan adopted by the Board of Directors. The Rights Plan involved the distribution of one “Right” as a dividend on each outstanding share of the Company’s common stock to each holder of record on March 15, 2002. The redemption cost amounted to $49,739. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series G Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company, at a price of $150.00 per one one-thousandth of a Preferred Share (the “Purchase Price”), subject to adjustment. The 2002 Rights Plan provides that if a third party acquires more than 15% of the Company’s common stock without prior approval of the Board of Directors, all of stockholders of the Company (other than the acquiring party) will be entitled to buy either shares of a special series of our Preferred Shares, or shares of the Company’s common stock with a market value equal to double the Exercise Price for each 2002 Right they hold. Under these circumstances, the Board of Directors may instead allow each such Right (other than those held by the acquiring party) to be exchanged for one share of the Company’s common stock. The exercise or exchange of these 2002 Rights would have a substantial dilutive effect on the acquiring party. The Company’s Board of Directors retains the right at all times to discontinue the Rights plan through redemption of all rights or amend the Rights Plan in any respect. The Rights will expire on March 1, 2012 (the “Final Expiration Date”), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed by the Company, in each case, as described in the Rights Plan. No shareholder has exercised this right as of June 30, 2003.

Under the terms of the Company’s 1983 Stock Option Plan, as amended (the “1983 Plan”), stock options were granted to employees and members of the Board of Directors, as determined by the Compensation Committee of the Board of Directors, at fair market value, become exercisable at 25% per year on each of the first through fourth anniversaries of the date of grant, and terminate if not exercised within ten years. In June 1993, the 1983 Plan expired, although options granted under the 1983 plan that have not terminated may continue to be exercised. On November 5, 1992, at the Company’s Annual Meeting of Stockholders, adoption of the Company’s 1992 Stock Option Plan (the “1992 Plan” and, together with the 1983 Plan, the “Plans”) was ratified. In September 2002, the 1992 Plan expired, although options granted under the 1992 plan that have not terminated may continue to be exercised. On December 5, 2001, at the Company’s Annual Meeting of Stockholders, adoption of our 2002 Stock Option Plan (the “2002 Plan” and, together with the 1992 Plan, the “Plans”) was ratified. The terms of the 2002 Plan are substantially similar to those under the Company’s 1992 Plan. Under the 2002 Plan, 8,000,000 shares were reserved for possible future issuance upon exercise of stock options. At June 30, 2003, 2,631,875 stock options were still available for future grant and 6,807,625 shares of common stock were reserved for possible future issuance upon exercise of stock options both currently outstanding and which may be issued in the future.

Pursuant to the terms of the 2002 Plan, each of the Company’s outside Directors who had been a Director prior to July 1st of each year is granted, on the first business day of July of each year, an option to purchase shares of the Company’s common stock at fair market value on the grant date, the amount of which is determined at the discretion of the Company’s Board of Directors. On July 1, 2003 and 2002, stock options covering 40,000 and 160,000 respectively, shares of common stock options were granted to these Directors.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information concerning options for the years ended June 30, 2003, 2002 and 2001 is summarized as follows:

	Fiscal 2003
	Shares	Option Price Range
Outstanding, July 1, 2002	3,174,250	$1.44 - $24.56
Granted	1,126,000	3.34 - 7.71
Exercised	(750)	1.78 - 1.78
Terminated	(123,750)	3.25 - 19.14

Outstanding, June 30, 2003	4,175,750	1.44 - 24.56

Exercisable, June 30, 2003	2,077,700	1.44 - 24.56

	Fiscal 2002
	Shares	Option Price Range
Outstanding, July 1, 2001	2,277,750	$1.44 - $24.56
Granted	1,024,000	6.05 - 20.49
Exercised	(100,250)	1.78 - 7.25
Terminated	(27,250)	1.78 - 21.68

Outstanding, June 30, 2002	3,174,250	1.44 - 24.56

	Fiscal 2001
	Shares	Option Price Range
Outstanding, July 1, 2000	1,757,000	$1.22 - $20.94
Granted	820,500	8.32 - 24.56
Exercised	(204,750)	1.44 - 12.88
Terminated	(95,000)	1.22 - 24.56

Outstanding, June 30, 2001	2,277,750	1.44 - 24.56

The following table summarizes information concerning options outstanding under the Plans at June 30, 2003:

Range of exercise price	Number outstanding at June 30, 2003	Weighted average exercise price	Weighted average remaining term (yrs.)	Number exercisable at June 30, 2003	Weighted average exercise price
$1.44 - 3.00	274,000	$1.76	5.8	264,000	$1.77
3.01 - 5.00	1,124,750	4.18	5.2	813,750	3.90
5.01 - 8.00	1,192,500	7.14	8.8	227,500	6.79
8.01 - 12.00	202,500	9.93	8.4	76,250	9.39
12.01 - 18.00	727,000	16.82	7.2	472,450	17.17
$18.01 - 24.56	655,000	20.55	8.0	223,750	20.66

	4,175,750	$9.91	7.2	2,077,700	$8.97

On May 18, 2000 the Board of Directors approved granting an aggregate of 325,000 stock options to Dr. David M. Goldenberg and Cynthia L. Sullivan that were subject to stockholder approval. Such approval was obtained from the stockholders during December 2000. The stock options were granted with an exercise price of

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$17.75 representing the stock price on the day of the Board of Directors’ approval. The difference in the stock price on that date as compared to the stock price of $19.06 on the date the stockholders approval was obtained resulted in compensation cost of $425,750 that is being expensed by the Company over the vesting period of 4 years. During fiscal year 2003, 2002 and 2001, the Company recorded compensation expense of $106,440, $106,440 and $115,310 respectively, as a component of general and administrative expense.

8.    Income Taxes

Immunomedics utilizes SFAS No. 109, Accounting for Income Taxes to account for income taxes. For fiscal year 2003, 2002 and 2001, the Company recorded a net tax benefit of $679,000, $1,205,000 and $803,000, respectively, as a result of its sale of approximately $9,246,000, $15,269,000 and $10,106,000 of New Jersey state net operating losses, respectively.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets as of June 30, 2003 and 2002 are presented below (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carry forwards	$49,062	$47,915
Research and development credits	6,352	5,088
Property and equipment	1,726	1,453
Other	1,529	1,280

Total	58,669	55,736
Valuation allowance	(58,669)	(55,736)

Net deferred taxes	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for fiscal years 2003 and 2002 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company continues to incur losses. The differences between book income and tax income primarily relates to exercise of employee stock options and depreciation.

At June 30, 2003, the Company has available net operating loss carry forwards for federal income tax reporting purposes of approximately $126,000,000 and for state income tax reporting purposes of approximately $86,000,000, which expire at various dates between fiscal 2004 and 2023. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. As a result of certain financing arrangements, the Company may have experienced such ownership changes. Accordingly, the Company’s net operating loss carry forwards available to offset future federal taxable income arising before such ownership changes may be limited. Similarly, the Company may be restricted in using its research credit carry forwards arising before such ownership changes to offset future federal income tax expense. Of the deferred tax asset valuation allowance related to the net operating loss carry forwards, approximately $20,500,000 relates to a tax deduction for non-qualified stock options. Immunomedics will increase capital contributed in excess of par when these benefits are deemed to be more likely than not to be realized for tax purposes. The net operating loss carry forwards for Federal income tax reporting purposes referred to above excludes certain losses from the Company’s operations in The Netherlands, which may also be limited.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Related Party Transactions

Certain of the Company’s affiliates, including members of its senior management and Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Chairman and Chief Strategic Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology and IBC Pharmaceuticals, Inc. In addition, the Company’s executive vice president, Dr. Ivan D. Horak, is married to one of our other employees.

Dr. David M. Goldenberg

Dr. David M. Goldenberg was an original founder of Immunomedics over twenty years ago and continues to play a critical role in its business. He currently serves as Chairman of the Board of Directors and Chief Strategic Officer, and is married to our Chief Executive Officer, Cynthia L. Sullivan. Dr. Goldenberg is a party to a number of agreements with us involving not only his services, but intellectual property owned by him. In addition, Dr. Goldenberg performs services for one of the Company’s subsidiaries, IBC Pharmaceuticals, Inc., as well as other businesses with which the Company is affiliated.

License Agreement.    Pursuant to a License Agreement between Immunomedics and Dr. Goldenberg, certain patent applications owned by Dr. Goldenberg were licensed to Immunomedics at the time of Immunomedics’ formation in exchange for a royalty in the amount of 0.5% of the first $20,000,000 of annual net sales of all products covered by any of such patents and 0.25% of annual net sales of such products in excess of $20,000,000. Five of the licensed United States patents have since expired. In November 1993 the ownership rights of Immunomedics were extended as part of Dr. Goldenberg’s employment agreement, with Immunomedics agreeing to diligently pursue all ideas, discoveries, developments and products, into the entire medical field, which, at any time during his past or continuing employment by Immunomedics (but not when performing services for CMMI – see below), Dr. Goldenberg has made or conceived or hereafter makes or conceives, or the making or conception of which he has materially contributed to or hereafter contributes to, all as defined in the Employment Agreement.

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

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The terms of his employment agreement also provide that Dr. Goldenberg is entitled to receive a percent, not less than twenty percent (20%), as determined in good faith by the Board of Directors, of net consideration (including, without limitation, license fees) which Immunomedics receives in connection with any disposition by sale, license or otherwise, of any Undeveloped Assets (as defined therein) which are not budgeted as part of Immunomedics’ strategic plan. Pursuant to this provision, Dr. Goldenberg received a 20% profit interest in the membership interests originally acquired by Immunomedics in connection with the formation of the IBC Pharmaceuticals joint venture with Beckman Coulter in March 1999. Dr. Goldenberg also is compensated by IBC Pharmaceuticals as discussed in greater detail in these notes to the financial statements.

Dr. Goldenberg is not entitled to any incentive compensation with respect to any products, technologies or businesses acquired from third parties for a total consideration in excess of $5,000,000, unless Immunomedics had made a material contribution to the invention or development of such products, technologies or businesses prior to the time of acquisition. Except as affected by a Change in Control (as defined therein) or otherwise approved by the Board of Directors, Dr. Goldenberg will also not be entitled to any Revenue Incentive Compensation or Incentive Payments other than the Annual Minimum Payment with respect to any time during the period of his employment (plus three years, unless employment is terminated by mutual agreement or by Dr. Goldenberg’s death or permanent disability) that he is not the direct or beneficial owner of shares of Immunomedics’ voting stock with an aggregate market value of at least twenty times his defined annual cash compensation.

Finally, it is a condition to his employment agreement that Dr. Goldenberg be permitted to continue his involvement with CMMI as discussed in greater detail below.

In 2001, Dr. Goldenberg’s employment agreement was extended for an additional five-year period, expiring on June 30, 2006.

Life Insurance.    The Company has also agreed with Dr. Goldenberg to maintain in effect for his benefit a $2,000,000 whole life insurance policy. If Dr. Goldenberg retires from Immunomedics on or after his agreed retirement, or if his employment ends because of permanent disability, the Company must pay all then outstanding loans, if any, made under such policy, and assign such policy to Dr. Goldenberg in consideration of the services previously rendered by Dr. Goldenberg to us. If the employment of Dr. Goldenberg ends for any other reason, except for cause, Dr. Goldenberg has the option to purchase such policy for a price mutually agreed upon by him and the Board of Directors, but not to exceed the cash value thereof less any outstanding policy loans, or he may purchase such policy at its full cash value, less any outstanding loans, with the purchase price to the paid out of the proceeds of the policy or any earlier payment or withdrawal of all or any portion of its net cash value. The Company also currently maintains $4,000,000 of key man life insurance on Dr. Goldenberg for the benefit of the Company.

Additionally, a trust created by Dr. Goldenberg has purchased a $10,000,000 whole life policy on his life. The policy provides funds, which may be used to assist Dr. Goldenberg’s estate in settling estate tax obligations and thus potentially reducing the number of shares of the Common Stock the estate may be required to sell over a short period of time to raise funds to satisfy such tax obligations. During what is estimated to be a 15-year period, the Company is obligated to pay $143,000 per year towards premiums, compared to an equivalent $250,000 commitment under the previous policies, in addition to amounts required to be paid by Dr. Goldenberg. The Company has an interest in this new policy up to the cumulative amount of premium payments made by it under the old and new policies, which, through June 30, 2003, amounted to $1,980,200. If Dr. Goldenberg’s employment terminates, and the policy is not maintained, the Company would receive payment of only its invested cumulative premiums, up to the amount of cash surrender value in the policy.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Severance Agreement.    In June 2002, the Board of Directors approved (with Dr. Goldenberg and Ms. Sullivan abstaining) a severance agreement for Dr. Goldenberg pursuant to which the Company is required, under certain circumstances upon his termination for any reason, including as a result of his disability or a change in control of the Company, to sell to Dr. Goldenberg’s family partnership a $10.0 million life insurance policy the Company has purchased insuring his life. In addition, if Dr. Goldenberg is terminated upon his disability or a change in control of the Company within six years of the date of the agreement, the Company will reimburse him for the total purchase price of the life insurance policy. If he is terminated for any other reason, whether voluntarily or involuntarily, the Company will reimburse him for 50% of the purchase price, so long he has remained employed by the Company for three years after the agreement, plus an additional amount for each month of service in excess of three years.

Cynthia L. Sullivan

Employment Agreement.    On March 20, 2001, the Company entered into an employment agreement with Cynthia L. Sullivan that sets forth the terms of her employment with the Company through March 9, 2006. During the term of her employment, the Company will pay Ms. Sullivan an annual minimum base salary of $275,000 and an annual bonus as determined by the Compensation Committee of the Company’s Board of Directors, which in no event shall be less than 20% of the base salary. Ms. Sullivan shall be awarded a minimum of 150,000 stock options annually on the anniversary of the employment agreement. Under her employment agreement, Ms. Sullivan may participate in all benefit plans and programs to the extent she is eligible including medical and life insurance.

Under the employment agreement, if Ms. Sullivan is terminated for Cause (as defined in the employment agreement), by reason of death, unavailability (as defined in the employment agreement), or by reason of voluntary resignation, then the Company shall pay Ms. Sullivan the base salary through such date of termination. If Ms. Sullivan is terminated for any other reason, then the Company shall continue for a period of four years Ms. Sullivan’s medical and life insurance and shall pay Ms. Sullivan the sum of (i) the highest base salary paid to Ms. Sullivan during any of the prior three years, (ii) the highest bonus paid to Ms. Sullivan during the prior three years and (iii) the stock options that Ms. Sullivan would have otherwise received during the period commencing on the termination date and ending on the later of twenty-four months from the termination date and March 9, 2006 (such sum, collectively with the extension of benefits is referred to hereinafter as the “Severance Payment”).

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

Relationships with The Center for Molecular Medicine and Immunology

The Company’s product development has involved, to varying degrees, The Center for Molecular Medicine and Immunology, a not-for-profit specialized cancer research center, for the performance of certain basic research and patient evaluations, the results of which are made available to the Company pursuant to a collaborative research and license agreement. CMMI, which is funded primarily by grants from the National Cancer Institute (NCI), is located in Belleville, New Jersey. Dr. Goldenberg is the founder, current President and a member of the Board of Trustees of CMMI. Dr. Goldenberg’s employment agreement permits him to devote more of his time working for CMMI than for us. Certain of the Company’s consultants have employment relationships with CMMI, and Dr. Hans Hansen, our emeritus executive officer is an adjunct member of CMMI. Despite these relationships, the Company believes CMMI is independent of Immunomedics, and CMMI’s management and fiscal operations are the responsibility of CMMI’s Board of Trustees.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amount of approximately $90,000, $205,000 and $155,000 during the years ended June 30, 2003, 2002 and 2001, respectively. We also provide, at no cost to CMMI, laboratory materials and supplies. However, any inventions made independently of us at CMMI are the property of CMMI.

During the fiscal years 2003, 2002 and 2001, the Company’s Board of Directors authorized grants to CMMI of $349,000, $214,000 and $200,000, respectively, to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI. During fiscal year 2001, the Company also paid CMMI a license fee of $200,000.

IBC Pharmaceuticals

In March 1999, IBC Pharmaceuticals, LLC (“IBC”), was formed as a joint venture between Immunomedics and Beckman Coulter to pursue the development of novel cancer radiotherapeutics using pre-targeting with bi-specific antibodies. The initial Immunomedics investment in the IBC joint venture consisted solely of intellectual property and was effected through the means of a second limited liability company, IMG Technology, LLC (“IMG”), which was formed together with Dr. Goldenberg. Pursuant to the terms of his employment agreement as discussed above, Dr. Goldenberg is entitled to a twenty percent (20%) interest any time Immunomedics contributes “unimproved assets” (as defined in his employment agreement) to other ventures such as the joint venture with Beckman Coulter. As a result, Dr. Goldenberg obtained a 20% profit interest in IMG Technology, which in turn owned approximately 48.79% of the membership interests in IBC, while Beckman Coulter owned 42.79% of the IBC membership interests. In connection with Dr. Goldenberg’s receipt of an interest in IMG, Immunomedics recognized $182,000 of compensation expense in fiscal year 1999, based on the fair value of technology transferred. Shortly after its formation, additional investors contributed approximately $3.3 million in cash to the IBC joint venture in exchange for Class B membership interests representing approximately 8.42% of the total membership interests outstanding. These investors included members of Dr. Goldenberg’s family as well as persons affiliated with the original Coulter Corporation, a predecessor to Beckman Coulter.

In May 2002, Immunomedics acquired all of the Class A membership interests owned by Beckman Coulter in exchange for (i) 138,900 shares of Immunomedics common stock which were valued at approximately $1,800,000 and (ii) a warrant to purchase an additional 150,000 shares of Immunomedics common stock at an exercise price of $65.00 per share, exercisable until the earlier of May 2007 or a change in control of Immunomedics, which was valued at approximately $850,000. This transaction was accounted for as a step acquisition. In connection with this acquisition, the Company recorded a charge during 2002 related to acquired in-process research and development of approximately $936,000, which was immediately expensed. At the date of acquisition none of the products under development by IBC Pharmaceuticals had achieved technological feasibility and none were being sold in the market. As a result of this acquisition, Immunomedics controlled, directly and indirectly, all of the Class A membership interests in IBC and reorganized IBC into a Delaware “C” corporation under the Internal Revenue Code. Other holders of IBC membership interests approved the reorganization. As a result of this acquisition, the financial statements of IBC Pharmaceuticals, Inc. are consolidated with Immunomedics since June 2002.

The IBC reorganization was completed in June 2002, when IBC Pharmaceuticals, LLC contributed all of its assets, and assigned all of its liabilities, to a newly formed Delaware corporation, IBC Pharmaceuticals, Inc., in exchange for shares of Series A Preferred Stock and Series B Preferred Stock. These shares of preferred stock were then distributed and IBC Pharmaceuticals, LLC is in the process of being dissolved. IMG Technology, LLC, has been dissolved. Dr. Goldenberg also contributed 34,725 shares of Immunomedics common stock to IBC Pharmaceuticals, Inc. Such shares were valued at $458,370 and have been recorded as treasury stock. This treasury stock will be carried at cost as IBC Pharmaceuticals, Inc., is controlled by Immunomedics.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IBC reimbursed Immunomedics for all of the research activities conducted on the joint venture’s behalf. For the fiscal years ended June 30, 2003, 2002 and 2001, the Company received reimbursements of $1,147,000, $634,000 and $418,000 respectively, from IBC with respect to these research activities. The reimbursement for the fiscal year June 30, 2003, is eliminated in consolidation.

As of June 30, 2003, the shares of IBC Pharmaceuticals, Inc. were held as follows:

Stockholder	Holdings	Percentage of Total
Immunomedics, Inc.	5,599,705 shares of Series A Preferred Stock	73.26%
Third Party Investors	643,701 shares of Series B Preferred Stock	8.42%
David M. Goldenberg	1,399,926 shares of Series C Preferred Stock	18.32%

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

In each of the fiscal years 2003 and 2002, Dr. Goldenberg received $55,000 in compensation for his services to IBC Pharmaceuticals. At July 1, 2003, Dr. Goldenberg was a director of IBC Pharmaceuticals, Inc., while Cynthia L. Sullivan, Gerard G. Gorman and Phyllis Parker served as the President, Treasurer and Secretary, respectively.

10.    License and Distribution Agreements

In October 2001, the Company entered into a Distribution Agreement with Logosys Logistik GmbH pursuant to which Logosys packages and distributes the Company’s diagnostic imaging products, LeukoScan and CEA-Scan, within the countries comprising the European Union and certain other countries.

On December 17, 2000, the Company entered into a Development and License Agreement (the “Amgen Agreement”) with Amgen Inc. The Amgen Agreement grants Amgen exclusive rights to continue the clinical development and commercialization in North America and Australia of the Company’s unlabeled or “naked” CD22 antibody compound, epratuzumab, for the treatment of patients with non-Hodgkin’s lymphoma.

Pursuant to the Amgen Agreement, the Company received an up-front payment of $18,000,000 from Amgen on February 1, 2001, as well as additional clinical milestones and royalty payments upon the occurrence of certain future events. No clinical milestones or royalty payments were earned or received through June 30, 2003. In addition, Amgen will pay for supplies of epratuzumab as required under the contract.

The up-front payment of $18,000,000 was recognized, beginning February 2001, as revenue of $750,000 per month over a period of 24 months, which was the Company’s best estimate of the period of time required for the parties to fulfill their obligations under the agreement. Accordingly, the Company recognized $5,250,000, $9,000,000 and $3,750,000 as “License fee and other revenues” for the fiscal years 2003, 2002 and 2001, respectively.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amgen is also obligated to pay a supply fee to us for materials shipped by us to Amgen pursuant to the Amgen Agreement. The fee was originally payable at the point in time when Amgen is capable of manufacturing epratuzumab in quantities sufficient to satisfy its requirements for use in the conduct of all clinical trials deemed necessary by the U.S. Food and Drug Administration for approval of its United States biologics license application. If the Company fails to comply with its supply obligations, then Amgen does not owe the supply fee. As of June 30, 2002 Amgen was not yet capable of producing such quantities of epratuzumab. However, Amgen and the Company had previously agreed that Amgen would pay the Company for the materials shipped since inception of the Amgen Agreement. Accordingly, the Company invoiced Amgen in December 2001 approximately $2.2 million in payment of all shipments of materials made through December 31, 2001. Payment was received in January 2002 and was recorded in the accompanying June 30, 2002 consolidated balance sheet as deferred revenue to be recognized at such time as the Company fulfills its supply obligations as set forth in the Amgen Agreement. As of June 30, 2003, the Company completed its obligations under the supply agreement and invoiced Amgen an aggregate of approximately $4.4 million for all shipments of materials made through June 30, 2003. This amount is recorded as license fee and other revenues in fiscal year 2003.

Costs incurred relating to the manufacture of the materials supplied to Amgen are recorded as research and development expense as incurred. The reimbursement amount for materials supplied to Amgen represents the approximate personnel and materials costs associated with the manufacturing of such materials. For the fiscal years ended June 30, 2003, 2002 and 2001, we incurred $1,245,000, $2,036,000 and $1,162,000, respectively, of costs associated with supplying materials to Amgen as described above.

In June, 2002, the Company granted a non-exclusive license to Daiichi Pure Chemicals Co. under Immunomedics’ carcinoembryonic antigen (CEA) patents, which included an up-front payment and royalties. The up-front payment of $825,000 was recorded as license fee and other revenues in fiscal year 2002. In addition the Company recorded royalty of $265,000 and $200,000 for fiscal year 2003 and 2002, respectively, as license fee and other revenues.

11.    Commitments and Contingencies

On November 1, 1993, Immunomedics and Dr. Goldenberg entered into a five-year employment agreement (the “Agreement”) with an additional one-year assured renewal and thereafter automatically renewable for additional one-year periods unless terminated by either party as provided in the Agreement. This Agreement was amended on July 1, 2001, pursuant to which Dr. Goldenberg will receive an annual minimum base salary of $275,000, an annual bonus to be determined by the Board of Directors but in no event less than 20% of the base salary, annual stock options grants covering at least 150,000 shares of common stock, other benefits and certain change of control protections. Under the Agreement as amended, the Company has agreed to extend Dr. Goldenberg’s employment agreement for a five-year period which expires on June 30, 2006. Further, the Company acknowledged and approved Dr. Goldenberg’s continuing involvement with CMMI and IBC.

Pursuant to the Agreement, Dr. Goldenberg may engage in other business, general investment and scientific activities, provided such activities do not materially interfere with the performance of any of his obligations under the Agreement, allowing for those activities he presently performs for CMMI and IBC (see Note 10). The Agreement extends the ownership rights of the Company, with an obligation to diligently pursue all ideas, discoveries, developments and products, in the entire medical field, which, at any time during his past or continuing employment by the Company (but not when performing services for CMMI), Dr. Goldenberg has made or conceived or hereafter makes or conceives, or the making or conception of which he has materially contributed to or hereafter contributes to, all as defined in the Agreement (collectively “Goldenberg Discoveries”).

Further, pursuant to the Agreement, Dr. Goldenberg will receive, subject to certain restrictions, incentive compensation of 0.5% on the first $75,000,000 of all defined annual net revenue of Immunomedics and 0.25% on

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

all such annual net revenue in excess thereof (collectively “Revenue Incentive Compensation”). With respect to the period that Dr. Goldenberg is entitled to receive Revenue Incentive Compensation on any given products, it will be in lieu of any other percentage compensation based on sales or revenue due him with respect to such products under this Agreement or the existing License Agreement between the Company and Dr. Goldenberg. With respect to any periods that Dr. Goldenberg is not receiving such Revenue Incentive Compensation for any products covered by patented Goldenberg Discoveries or by certain defined prior inventions of Dr. Goldenberg, he will receive 0.5% on cumulative annual net sales of, royalties, certain equivalents thereof, and, to the extent approved by the Board, other consideration received by us for such products, up to a cumulative annual aggregate of $75,000,000 and 0.25% on any cumulative annual aggregate in excess of $75,000,000 (collectively “Incentive Payments”). A $100,000 annual minimum payment will be paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments. For each of the years ended June 30, 2003, 2002 and 2001, the Company paid Dr. Goldenberg the minimum required payment of $100,000. Dr. Goldenberg will also receive a percent, not less than 20%, to be determined by the Board, of net consideration (including license fees) which the Company receives for any disposition, by sale, license or otherwise (discussions directed to which commence during the term of his employment plus three years) of any of defined Undeveloped Assets of the Company which are not budgeted as part of the Company’s strategic plan. Pursuant thereto, Dr. Goldenberg received his interest in IMG (See Note 9).

On March 20, 2001, Cynthia L. Sullivan entered into a five-year employment agreement (the “Agreement”) with the Company pursuant to which Ms. Sullivan has the option to terminate if the Company does not renew the Agreement by March 8, 2004. Pursuant to this agreement, Ms. Sullivan will receive an annual minimum base salary of $275,000, an annual bonus in an amount to be determined by the Board of Directors but in no event less than 20% of the base salary, an annual grant of stock options covering not less than 150,000 shares of common stock per year and certain other benefits and change of control protections.

Immunomedics is obligated under an operating lease for facilities used for research and development, manufacturing and office space. In November 2001, the Company renewed for an additional term of twenty years expiring in October 2021 at a base annual rate of $545,000, which is fixed for the first five years and increases thereafter every five years, which includes an additional 15,000 square feet. Rental expense related to this lease was approximately $663,000, $589,000 and $441,000 in fiscal years 2003, 2002 and 2001, respectively.

Including the extension of the facility lease as described above, the minimum lease commitments for facilities are as follows for fiscal years (in thousands):

2004	$545
2005	$545
2006	$545
2007	$552
2008	$556
Thereafter	$9,601

Immunomedics is a party to various claims and litigation arising in the normal course of business. Management believes that the outcome of such claims and litigation will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

12.    Debt

In May 2003, Immunomedics completed a $6.4 million bond financing with the New Jersey Economic Development Authority pursuant to which Immunomedics was able to refinance its capital investment in a new

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

manufacturing facility at a rate of interest below that which would have otherwise been available. The interest rate on the bonds was approximately 1.47% at June 30, 2003. In connection with this financing, Immunomedics granted certain securities interests with respects to its properties and assets, and agreed to become subject to certain customary affirmative as well as restrictive covenants, none of which it believes will affect its business or operations in any material respect. In addition, the bonds are subject to mandatory redemption, if the fair value of its collateralized assets falls below the outstanding loan balance. The Company’s collateral is recorded as restricted securities in the balance sheet. Restricted securities include highly liquid marketable securities whose balance sheet carry value is approximately fair value at June 30, 2003. Interest and principal payments are due monthly. The following table summarized the Company’s principal payments for the next five years (in thousands):

2004	$1,275
2005	$1,275
2006	$1,275
2007	$1,275
2008	$1,276

13.    Geographic Segments

Immunomedics manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based diagnostics and therapeutics for cancer and infectious diseases, and it currently reports as a single industry segment. Immunomedics markets and sells its products in the U.S. and throughout Europe. During fiscal years 2003, 2002 and 2001, no product sales from a single customer exceeded 10% of consolidated product sales.

The following table presents financial information based on the geographic location of the facilities of Immunomedics, Inc. as of and for the years ended (in thousands):

	June 30, 2003
	United States	Europe	Total
Total assets	$40,045	$5,085	$45,130
Property and equipment, net	12,293	6	12,299
Revenues	10,754	2,965	13,719

	June 30, 2002
	United States	Europe	Total
Total assets	$51,894	$3,057	$54,951
Property and equipment, net	6,558	4	6,562
Revenues	11,594	2,693	14,287

	June 30, 2001
	United States	Europe	Total
Total assets	$57,249	$2,408	$59,657
Property and equipment, net	3,387	8	3,395
Revenues	5,819	2,581	8,400

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Defined Contribution Plans

U.S. employees are eligible to participate in the Company’s 401(k) plan, while employees in international locations are eligible to participate in other defined contribution plans. Aggregate Company contributions to its benefit plans totaled approximately $55,000, $52,000 and $25,000 for June 30, 2003, 2002 and 2001, respectively.

15.    Quarterly Results of Operations (Unaudited)

	Three Months Ended
	June 30 2003	March 31 2003	Dec. 31 2002	Sept. 30 2002	June 30 2002	March 31 2002	Dec. 31 2001	Sept. 30 2001
	(In thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Revenues	$1,748	$5,615	$3,124	$3,232	$4,302	$3,283	$3,360	$3,342
Gross profit(1)	801	929	608	677	809	790	705	814
Income tax benefit/(provision)	(65)	745	—	—	—	1,205	—	—
Net income (loss)	(3,656)	453	(1,785)	(2,886)	(2,687)	(296)	(582)	(182)
Net income (loss) per common share allocable to common stockholders	$(0.07)	$0.01	$(0.04)	$(0.06)	$(0.05)	$(0.01)	$(0.01)	$(0.00)
Weighted average number of common shares outstanding	49,878	49,878	49,878	49,877	49,800	49,706	49,565	49,538

(1)	Gross profit is calculated as product sales less cost of goods sold.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Immunomedics, Inc.

We have audited the accompanying consolidated balance sheet of Immunomedics, Inc. and subsidiaries as of June 30, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immunomedics, Inc. and subsidiaries at June 30, 2003 and the consolidated results of their operations and their cash flows for the year ended June 30, 2003 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

MetroPark, New Jersey

August 8, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Immunomedics, Inc.:

We have audited the accompanying consolidated balance sheet of Immunomedics, Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immunomedics, Inc. and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Princeton, New Jersey

August 9, 2002

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As of October 22, 2002, the Board of Directors of Immunomedics, Inc., a Delaware corporation (the “Company”), terminated KPMG LLP (“KPMG”) as the Company’s independent accountants, and approved the engagement of Ernst & Young LLP (“Ernst & Young”) as the Company’s independent accountants for the fiscal year ending June 30, 2003. Consistent with the policy of the Company’s Board of Directors to consider a change in accounting firms from time to time, after ten years with KPMG the Company’s Audit Committee determined it was an appropriate time to make a change. Following a review of the available alternatives with the Company’s senior management, the Audit Committee resolved to recommend to the entire Board of Directors that the Company engage Ernst & Young. The Board of Directors then unanimously approved the recommendation.

The audit reports of KPMG on the Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2002 and 2001 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended June 30, 2002 and 2001, and the subsequent interim period through October 22, 2002, there were no disagreements between the Company and KPMG concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

The Company did not consult with Ernst & Young during its fiscal years ended June 30, 2002 and 2001 on the application of accounting principles to a specified transaction, the type of opinion that might be rendered on the Company’s financial statements, any accounting, auditing or financial reporting issue, or any item that was either the subject of a disagreement or a reportable event as defined in Item 304 of Regulation S-K.

The Company has provided KPMG with a copy of the disclosures contained in the Form 8-K filed October 25, 2002.

Item 9A – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.    Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b) Changes in Internal Controls.    There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls:    Our management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10 – Directors and Executive Officers of the Registrant

The response to this item is incorporated by reference from the discussion responsive thereto in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on December 3, 2003.

Item 11 – Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on December 3, 2003.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the response to this item is incorporated by reference from the discussion responsive thereto in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on December 3, 2003.

Equity Compensation Plan Information

The following table provides information as of June 30, 2003 about our Common Stock that may be issued upon the exercise of options under our existing equity compensation plans, including the 1992 Stock Option Plan and the 2002 Stock Option Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column) (a)
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security holders	4,175,750		$9.91	2,631,875

Equity Compensation Plans not Approved by Security holders	0	(1)	—	0

Total	4,175,750		$9.91	2,631,875

(1)	We do not have any compensation plans under which equity securities are authorized for issuance which have not been approved by our stockholders.

Item 13 – Certain Relationships and Related Transactions

The response to this item is incorporated by reference from the discussion responsive thereto in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on December 3, 2003.

Item 14 – Principal Accounting Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on December 3, 2003.

PART IV

Item 15 – Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this Report:

1.

Consolidated Financial Statements:

Consolidated Balance Sheets – June 30, 2003 and 2002

Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Independent Auditors’ Report – Ernst & Young LLP

Independent Auditors’ Report – KPMG LLP

2.	Financial Statement Schedules:
All schedules have been omitted because of the absence of conditions under which they would be required or because the required information is included in the financial statements or the notes thereto.
3.1(a)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on July 6, 1982(c)
3.1(b)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on April 4, 1983(c)
3.1(c)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on December 14, 1984(c)
3.1(d)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on March 19, 1986(c)
3.1(e)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 17, 1986(c)
3.1(f)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 21, 1990(d)
3.1(g)	Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 12, 1992(g)
3.1(h)	Certification of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 7, 1996(k).
3.1(i)	Amended and Restated Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of Immunomedics, Inc.(p)
3.1(j)	Certificate of Designation of Series G Junior Participating Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on March 15, 2002(w)
3.2	Amended and Restated By-Laws of the Company(w)
4.1	Specimen Certificate for Common Stock(w)
4.2	Common Stock Purchase Warrant issued to Cripple Creek Securities, LLC(m)
4.3	Form of additional Common Stock Purchase Warrant issuable to Cripple Creek Securities, LLC(m)
4.4	Rights Agreement, dated as of March 4, 2002, between the Company and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate(u)
4.5	Warrant For the Purchase of Shares of Common Stock of the Company, dated as of May 23, 2002(v)
10.1#	Immunomedics, Inc. 1992 Stock Option Plan(k)
10.2#	Immunomedics, Inc. 2002 Stock Option Plan, as amended.(w)
10.3#	Executive Supplemental Benefits Agreement with David M. Goldenberg, dated as of July 18, 1986(b)
10.4#	Amended and Restated Employment Agreement, dated November 1, 1993, between the Company and Dr. David M. Goldenberg(h)

10.5#	Amendment No. 2 to the Amended and Restated Employment Agreement, dated as of July 1, 2001 between the Company and Dr. David M. Goldenberg(t)
10.6#	David M. Goldenberg Severance Agreement, dated as of June 18, 2002, between David M. Goldenberg and the Company
10.7#	Employment Agreement, dated March 10, 2001, between the Company and Cynthia L. Sullivan(s)
10.8	Exclusive License Agreement with David M. Goldenberg, dated as of July 14, 1982(a)
10.9	Amended and Restated License Agreement among the Company, CMMI and David M. Goldenberg, dated December 11, 1990(e)
10.10	Amendment, dated March 11, 1995, to the Amended and Restated License Agreement among the Company, CMMI, and David M. Goldenberg, dated December 11, 1990(i)
10.11	License Agreement, dated as of January 21, 1997, between the Company and Center for Molecular Medicine and Immunology, Inc.(l)
10.12	License Agreement, dated March 5, 1999, by and between the Company and IBC Pharmaceuticals(q)
10.13	Development and License Agreement, dated December 17, 2001, between the Company and Amgen, Inc. (Confidentiality treatment has been granted for certain portions of the Agreement)(r)
10.14	Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc., dated May, 1983(a)
10.15	Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992(f)
10.16	Manufacturing Agreement, dated as of April 4, 1996, between the Company and SP Pharmaceuticals, formerly the Oncology Division of Pharmacia & Upjohn (Confidential treatment has been granted for certain portions of the Agreement)(j)
10.17	Distribution Agreement, dated as of November 24, 1997, between the Company and Eli Lilly Deutschland GmbH (Confidential treatment has been granted for certain portions of the Agreement)(n)
10.18	Distribution and Product Services Agreement, dated as of May 15, 1998, between the Company and Integrated Commercialization Solutions, Inc. (Confidentiality treatment has been granted for certain portions of the Agreement)(o)
10.19	Contract for Services dated effective as of January 1, 2002 between the Company and Logosys Logistik GmbH(t)
10.20	Registration Rights Agreement, dated as of May 21, 2002, between the Company and Beckman Coulter, Inc.(v)
10.21	Contribution and Assignment Agreement, dated as of June 30, 2002, between IBC Pharmaceuticals, LLC and IBC Pharmaceuticals, Inc.(w)
21.1*	Subsidiaries of the Company
23.1*	Independent Auditors’ Consent – Ernst & Young LLP
23.2*	Independent Accountants’ Consent – KPMG LLP
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-1 effective October 6, 1983 (Commission File No. 2-84940)
(b)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1986
(c)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990
(d)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1990
(e)	Incorporated by reference from the Exhibits to the Company Registration Statement on Form S-2 effective July 24, 1991 (Commission File No. 33-41053)

(f)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 effective January 30, 1992 (Commission File No. 33-44750)
(g)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993
(h)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993
(i)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995
(j)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996
(k)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996
(l)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996
(m)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-3, as filed with the Commission on January 29, 1998
(n)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997
(o)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998
(p)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated December 15, 1998
(q)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated March 23, 1999
(r)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q (as amended) for the fiscal quarter ended March 31, 2001
(s)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001
(t)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001
(u)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated March 8, 2002
(v)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-3, as filed with the Commission on June 12, 2002
(w)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002
*	Filed herewith
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report

(b)  Reports on Form 8-K

We furnished a Current Report on Form 8-K, on May 8, 2003, to disclose that we had publicly disseminated a press release announcing our financial results for the three and nine months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Morris Plains, NJ.

IMMUNOMEDICS, INC.

Date: September 23, 2003	By:	/s/ CYNTHIA L. SULLIVAN
Cynthia L. Sullivan President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. GOLDENBERG David M. Goldenberg	Chairman of the Board	September 23, 2003

/s/ CYNTHIA L. SULLIVAN Cynthia L. Sullivan	President, Chief Executive Officer and Director (Principal Executive Officer)	September 23, 2003

/s/ MARVIN E. JAFFE Marvin E. Jaffe	Director	September 23, 2003

/s/ RICHARD R. PIVIROTTO Richard R. Pivirotto	Director	September 23, 2003

/s/ MORTON COLEMAN Morton Coleman	Director	September 23, 2003

/s/ MARY PAETZOLD Mary Paetzold	Director	September 23, 2003

/s/ GERARD G. GORMAN Gerard G. Gorman	Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	September 23, 2003

EXHIBIT LIST

(excludes documents incorporated by reference)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Auditors – Ernst & Young LLP

23.2	Independent Accountants’ Consent – KPMG LLP

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(Exhibits available upon request)