Form 10-Q
period 2003-09-30
IMMUNOMEDICS INC
filed 2003-11-14
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                                     (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of the Registrant’s common stock outstanding as of November 10, 2003 was 49,883,193.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(unaudited) September 30,	June 30,
	2003	2003
ASSETS
Current Assets:
Cash and cash equivalents	$9,341,993	$13,601,627
Marketable securities	10,356,676	10,194,813
Accounts receivable, net of allowance for doubtful accounts of $387,032 and $381,681 at September 30, 2003 and June 30, 2003, respectively	822,121	930,134
Inventory	764,975	839,480
Other current assets	1,612,048	825,372

Total current assets	22,897,813	26,391,426
Property and equipment, net of accumulated depreciation of $11,760,805 and $11,247,869 at September 30, 2003 and June 30, 2003, respectively	11,996,873	12,298,971
Restricted securities	6,057,200	6,376,000
Other long-term assets	73,078	63,157

	$41,024,964	$45,129,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,275,200	$1,381,466
Accounts payable	3,375,222	1,432,175
Other current liabilities	2,669,972	3,183,571

Total current liabilities	7,320,394	5,997,212

Long-term debt	4,782,000	4,994,534
Minority interest	447,988	471,044
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2003 and June 30, 2003	—	—
Common stock, $.01 par value; authorized 70,000,000 shares; issued and outstanding, 49,883,193 and 49,878,193 shares at September 30, 2003 and June 30, 2003, respectively	498,832	498,782
Capital contributed in excess of par	159,072,704	159,037,244
Treasury stock, at cost, 34,725 shares	(458,370)	(458,370)
Accumulated deficit	(131,085,391)	(125,902,490)
Accumulated other comprehensive income	446,807	491,598

Total stockholders’ equity	28,474,582	33,666,764

	$41,024,964	$45,129,554

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

	(unaudited)
	Three Months Ended September 30,
	2003	2002
Revenues:
Product sales	$804,820	$809,288
License fee and other revenues	331,321	2,397,312
Research and development	50,001	25,282

Total revenues	1,186,142	3,231,882

Costs and Expenses:
Costs of goods sold	128,971	132,742
Research and development	5,269,354	4,756,065
Sales and marketing	360,392	353,069
General and administrative	725,717	1,262,965

Total costs and expenses	6,484,434	6,504,841

Operating loss	(5,298,292)	(3,272,959)
Interest and other income	173,488	341,090
Interest expense	(19,902)	—
Minority interest	23,056	17,983
Foreign currency transaction (loss) gain	(32,551)	27,734

Loss before income tax	(5,154,201)	(2,886,152)
Income tax	(28,700)	—

Net loss	$(5,182,901)	(2,886,152)

Per share data (basic and diluted):
Net loss	$(0.10)	$(0.06)

Weighted average number of common shares outstanding	49,881,563	49,877,443

Comprehensive income (loss):
Net loss	$(5,182,901)	$(2,886,152)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	27,983	(32,657)
Unrealized (loss) gain on securities available for sale	(72,774)	71,102

Other comprehensive (loss) income	(44,791)	38,445

Comprehensive loss	$(5,227,692)	$(2,847,707)

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(unaudited)
	Three Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(5,182,901)	$(2,886,152)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	512,936	301,842
Minority interest	(23,056)	(17,983)
Provision for allowance for doubtful accounts	5,351	2,685
Amortization of bond premium	66,173	59,007
Non-cash expense relating to issuance of stock options	26,610	386,610
Changes in operating assets and liabilities	810,018	66,140
Deferred revenue	—	(2,250,000)
Other	27,983	(32,657)

Net cash used in operating activities	(3,756,886)	(4,352,525)

Cash flows from investing activities:
Purchases of marketable securities	(249,977)	(826,257)
Proceeds from sales and maturities of marketable securities	267,967	7,367,663
Additions to property and equipment	(210,838)	(2,119,711)

Net cash provided by (used in) investing activities	(192,848)	4,403,712

Cash flows from financing activities:
Exercise of stock options	8,900	—
Payments of debt	(318,800)	—

Net cash used in financing activities	(309,900)	—

Net increase (decrease) in cash and cash equivalents	(4,259,634)	51,187
Cash and cash equivalents, beginning of period	13,601,627	13,062,954

Cash and cash equivalents, end of period	$9,341,993	$13,114,141

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

Reference is made to our Annual Report on Form 10-K for the year ended June 30, 2003, which contains our audited consolidated financial statements and the notes thereto.

1. Business Overview and Basis of Presentation

The accompanying unaudited consolidated financial statements of Immunomedics, Inc., a Delaware corporation, which incorporate our majority-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly report on Form 10-Q, which is unaudited, management believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2003 has been derived from the Company’s audited 2003 consolidated financial statements. Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2004, or any other period. Certain adjustments and reclassifications were made to conform to the current year presentation.

The Company has never achieved profitable operations on an annual basis and there is no assurance that profitable operations could be sustained on a continuing basis. Further, its ability to achieve profitability will depend on numerous factors, including, without limitation, the following:

•	the Company’s ability to identify compounds with diagnostic and/or therapeutic value, and then conduct and complete clinical trials for such product candidates on a timely basis;

•	the Company’s ability to comply with all applicable federal, state and foreign legal requirements, including, without limitation, those promulgated by the U.S. Food and Drug Administration;

•	the Company’s ability to obtain additional financial resources on commercially acceptable terms; and

•	many other factors associated with the commercial development of therapeutic and diagnostic products outside of the Company’s control.

Since inception in 1982, the Company has relied primarily upon the private and public sale of equity securities to fund operations. It has also received limited revenues from research and development alliances, and more recently from commercial sales of two diagnostic imaging products. While it believes that its existing resources should be sufficient to meet its capital and liquidity requirements for at least the next twelve months, these resources could be expended more rapidly for many reasons, including unexpected changes in the Company’s research and development activities, as well as other factors affecting its operating expenses and capital expenditures. There can be no assurance that it will be able to obtain additional capital when needed on acceptable terms, if at all.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Immunomedics, Inc. and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest is recorded for a majority-owned subsidiary.

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

Foreign Currencies

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates, and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity in the Consolidated Balance Sheets and are included in the determination of comprehensive income in the Consolidated Statements of Stockholders’ Equity. Transaction gains and losses are included in the determination of net income in the Consolidated Statements of Operations.

Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents.

Immunomedics’ investments in cash equivalents and marketable securities are classified as available for sale securities. The portfolio at September 30, 2003 primarily consisted of corporate debt securities and municipal bonds.

Concentration of Credit Risk

Cash, cash equivalents, and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. Immunomedics invests its cash in debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates. The Company has historically held the investments to maturity. However, it has the ability to sell these investments before maturity and have therefore classified the investments as available for sale. The Company has never experienced any significant losses on investments.

Inventory

Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. As of September 30, 2003, the inventory balance consisted of approximately $765,000 of finished goods as compared to $839,000 as of June 30, 2003.

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

Revenue Recognition

Payments received under contracts to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Payments received in advance that are related to future performance are deferred and recognized as revenue when the research projects are performed. Upfront nonrefundable fees associated with license and development agreements where the Company has continuing involvement in the agreement are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. Revenues from the achievement of research and development milestones are recognized when the milestones are achieved.

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

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. For the purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three-month period ended September 30, 2003 and 2002. The common stock equivalents excluded from the diluted per share calculation are 4,412,750 and 3,740,250 at September 30, 2003 and 2002, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss, net unrealized gains (losses) on securities available for sale and certain foreign exchange changes and is presented in the consolidated statements of operations and comprehensive loss.

Stock Based Compensation

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

Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss allocable to common shareholders and related per share amounts would have been the pro forma amounts indicated below:

	Three Months Ended September 30,
	2003	2002
Net loss, as reported	$(5,182,901)	$(2,886,152)
Add: Stock-based employee compensation expense	26,610	26,610
Deduct: Total stock–based employee compensation expense determined under fair value based method for all awards	(2,123,885)	(1,959,310)

Pro forma net loss	$(7,280,176)	$(4,818,852)

Earnings per share:
-as reported	$(0.10)	$(0.06)
-pro forma	$(0.15)	$(0.10)

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

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which addresses how an issuer classifies and measures financial instruments within characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuers. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The adoption of SFAS 150 will not have a material impact on the Company’s consolidated financial statements.

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

3. Marketable Securities and Restricted Securities

Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as a separate component of accumulated other comprehensive income (loss). Immunomedics considers all of our current investments to be available-for-sale. Marketable securities and restricted securities at September 30, 2003 and June 30, 2003 consist of the following ($ in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
September 30, 2003
Municipal Bonds	$6,979	$24	$(2)	$7,001
Corporate Debt Securities	9,234	179	—	9,413

	$16,213	$203	$(2)	$16,414

June 30, 2003
Municipal Bonds	$7,017	$14	$(9)	$7,022
Corporate Debt Securities	9,293	256	—	9,549

	$16,310	$270	$(9)	$16,571

Restricted securities at September 30, 2003 and June 30, 2003 are $6,057,000 and $6,376,000, respectively, are included in the table above.

4. Inventory

Inventory consists of the following ($ in thousands):

	September 30, 2003	June 30, 2003
Finished goods	$765	$839

5. Property and Equipment

Property and equipment consists of the following ($ in thousands):

	September 30, 2003	June 30, 2003
Machinery and equipment	$4,758	$4,613
Leasehold improvements	16,983	16,951
Furniture and fixtures	766	766
Computer equipment	1,251	1,217

	23,758	23,547
Accumulated depreciation and amortization	(11,761)	(11,248)

	$11,997	$12,299

6. Geographic Segment

Immunomedics manages its operations as one line of business focused on the use of monoclonal antibodies to detect and treat cancer and other serious diseases, which the Company currently reports as a single industry segment. The Company currently markets and sells one diagnostic imaging product in the United States and two diagnostic imaging products throughout Europe.

The following tables present financial information based on the geographic location of its facilities as of and for the three-month periods ended September 30, 2003 and 2002 (total revenues include product sales revenue, license fee and other revenues and research and development revenue ($ in thousands):

Three Months Ended
	September 30, 2003
	United States	Europe	Total
Total revenues	$488	$698	$1,186
Net income (loss)	(5,491)	308	(5,183)

	September 30, 2002
	United States	Europe	Total
Total revenues	$2,597	$635	$3,232
Net income (loss)	(3,282)	396	(2,886)

7. Related Party Transactions

Certain of the Company’s affiliates, including members of senior management and its Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Chairman of the Board of Directors and Chief Strategic Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, and certain companies with which it does business, including the Center for Molecular Medicine and Immunology (“CMMI”) and the Company’s majority-owned subsidiary, IBC Pharmaceuticals, Inc. (“IBC”). In addition, the executive vice president, Dr. Ivan D. Horak, is married to one of the other employees. For a description of these transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and the notes to the audited financial statements contained therein.

The Company has reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $16,000 and $21,000 for the three-month periods ended September 30, 2003 and 2002, respectively. It also provides, at no cost to CMMI, laboratory materials and supplies. However, any inventions made independently of the Company at CMMI are the property of CMMI.

During the three-month periods ended September 30, 2003 and 2002, the Board of Directors authorized grants to CMMI of $86,000 and $116,000, respectively, to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI.

IBC reimburses Immunomedics for all of the research activities Immunomedics conducts on IBC’s behalf. For the three-month period ended September 30, 2003 and 2002, it received reimbursements of $271,000 and $279,000, respectively, from IBC with respect to these research activities. These amounts were eliminated in consolidation.

For each of the three-month periods ended September 30, 2003 and 2002, Dr. Goldenberg received $13,750 in compensation for his services to IBC.

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

Pursuant to the Amgen Agreement, the Company received an up-front payment of $18,000,000 from Amgen on February 1, 2001, as well as additional clinical milestones and royalty payments upon the occurrence of certain future events. No clinical milestones or royalty payments were earned or received through September 30, 2003. In addition, Amgen will pay for supplies of epratuzumab as required under the contract.

The up-front payment of $18,000,000 was recognized, beginning February 2001, as revenue of $750,000 per month over a period of 24 months, which was the Company’s best estimate of the period of time required for the parties to fulfill their obligations under the agreement. As of February 2003, this up-front payment was fully amortized and recognized as “License fee and other revenues”. Accordingly, the Company recognized $0 and $2,250,000 as “License fee and other revenues” for the three-month periods ended September 30, 2003, and 2002, respectively.

Amgen is also obligated to pay a supply fee to the Company for materials shipped by the Company to Amgen pursuant to the Amgen Agreement. During the fiscal quarter ended September 30, 2003, the Company shipped and invoiced to Amgen approximately $275,000 materials under the supply agreement. This amount is recorded as license fee and other revenues for the three-month period ended September 30, 2003.

Costs incurred relating to the manufacture of the materials supplied to Amgen are recorded as research and development expense as incurred. The reimbursement amount for materials supplied to Amgen represents the approximate personnel and materials costs associated with the manufacturing of such materials. During the three-month periods ended September 30, 2003, and 2002 the Company incurred $275,000 and $502,000, respectively, of costs associated with supplying materials to Amgen as described above.

In June 2002, the Company granted a non-exclusive license to Daiichi Pure Chemicals Co. under Immunomedics’ carcinoembryonic antigen (CEA) patents. In addition the Company recorded royalty of $43,000 and $109,000 for the three-month periods ended September 30, 2003, and 2002, respectively, as license fee and other revenues.

9. Debt

In May 2003, Immunomedics completed a $6,376,000 bond financing with the New Jersey Economic Development Authority pursuant to which Immunomedics was able to refinance its capital investment in a new manufacturing facility at a rate of interest below that which would have otherwise been available. The interest rate on the bonds was approximately 1.3% at September 30, 2003. In connection with this financing, Immunomedics granted certain security interests with respect to its properties and assets, and agreed to become subject to certain customary affirmative as well as restrictive covenants, none of which it believes will affect its business or operations in any material respect. In addition, the bonds are subject to mandatory redemption, if the fair value of the Company’s collateralized assets falls below the outstanding loan balance. The Company’s collateral is recorded as restricted securities in the balance sheet. Restricted securities include highly liquid marketable securities whose balance sheet carry value is approximately fair value. At September 30, 2003, the Company’s indebtedness under this financing was $6,057,000 due in equal monthly installments over the next 57 months. For the three-month periods ending September 30, 2003 and 2002, the Company incurred approximately $20,000 and $0, respectively. Interest and principal payments are due monthly.

10. Subsequent Event

On November 11, 2003, the Company issued a public announcement indicating that it was engaged in discussions with Amgen concerning the possible return to the Company of the North American and Australian development rights for Epratuzumab, the humanized monoclonal antibody therapeutic that the Company originally licensed to Amgen in December 2000. The Company disclosed that it had attempted to negotiate an expanded license agreement several months ago that would have given Amgen global development rights, but the parties were unable to agree on terms. Following the announcement, Amgen issued a public statement in which it confirmed its decision not to commence a registration study for Epratuzumab in patients with non-Hodgkin’s lymphoma, and further indicated that it plans to seek another party for the development and commercialization of its rights to Epratuzumab.

While the Company’s discussions with Amgen concerning the future development of Epratuzumab are continuing, and the Company remains cautiously optimistic that an agreement can and will be reached within a reasonable period of time, it is too early to determine whether the Company can reach an agreement with Amgen on favorable terms, if at all. Amgen has asserted a right to sublicense and delegate the further development of Epratuzumab to a third party without the Company’s consent. The Company has advised Amgen that it does not believe the license agreement permits such a sublicense, and that, more importantly, in the event Amgen discontinues the development of Epratuzumab for any reason, it must then return all its rights under the agreement to the Company. In the event the Company cannot reach agreement with Amgen for the prompt return of the development rights, or some other mutually agreeable resolution, the Company may be forced to seek a third-party determination of its rights under the agreement. This could involve some form of mediation or a judicial proceeding, but in any event would likely involve a substantial commitment of management’s time and the Company’s limited financial resources, and there can be no assurance that the Company would be successful in the end.

These public announcements and the uncertainty concerning the future development of Epratuzumab have had a material adverse effect on the price of the Company’s common stock, and it is likely that the price of the common stock will continue to fluctuate widely. For a more complete discussion of how the Company’s relationship with Amgen results in particular risks and uncertainties to the Company, please see the discussion of “Factors That May Affect Our Business and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Overview

We are a biopharmaceutical company focused on the development, manufacture and marketing of monoclonal antibody-based products for the detection and treatment of cancer and other serious diseases. Our most advanced therapeutic product candidate, epratuzumab, is a compound that binds to the malignant cells that comprise non-Hodgkin’s B-cell lymphoma and certain other lymphocytic leukemias. In December 2000, we granted a license to Amgen to further develop and commercialize the unlabeled form of epratuzumab in North America and Australia. We are currently engaged in discussions with Amgen concerning the future development of epratuzumab in these territories, as described in greater detail below. We have retained all other rights to develop and commercialize epratuzumab outside of the territories granted to Amgen, as well as all rights to the labeled versions of the compound worldwide. Accordingly, we are conducting clinical trials of the unlabeled and radiolabeled versions of the compound, epratuzumab and epratuzumab-Y-90, as well as clinically developing four other therapeutic product candidates. We intend to consider licensing some or all of the rights we possess in epratuzumab as well as our other product candidates in the future if the right opportunities arise.

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

From inception in 1982 until September 30, 2003, we had an accumulated deficit of approximately $131.1 million and have never earned a profit in any fiscal year. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature, or source of which cannot be predicted), our losses will continue as we continue to conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years.

Subsequent Events

On November 11, 2003, we issued a public announcement indicating that we were engaged in discussions with Amgen concerning the possible return to us of the North American and Australian development rights for Epratuzumab, the humanized monoclonal antibody therapeutic that we originally licensed to Amgen in December 2000. We had attempted to negotiate an expanded license agreement several months ago that would have given Amgen global development rights, but we were unable to agree on terms. Following our announcement, Amgen issued a public statement in which it confirmed its decision not to commence a registration study for Epratuzumab in patients with non-Hodgkin’s lymphoma, and further indicated that it plans to seek another party for the development and commercialization of its rights to Epratuzumab.

While our discussions with Amgen concerning the future development of Epratuzumab are continuing, and we remain cautiously optimistic that an agreement can and will be reached within a reasonable period of time, it is too early to determine whether we can reach an agreement with Amgen on terms favorable to us, if at all. Amgen has asserted a right to sublicense and delegate the further development of Epratuzumab to a third party without our consent. We have advised Amgen that we do not believe our license agreement with them permits such a sublicense, and that, more importantly, in the event Amgen discontinues the development of Epratuzumab for any reason, it must then return all its rights under the agreement to us. In the event we cannot reach agreement with Amgen for the prompt return of the development rights to us, or some other mutually agreeable resolution, we may be forced to seek a third-party determination of our rights under the agreement. This could involve some form of mediation or a judicial proceeding, but in any event would likely involve a substantial commitment of our management’s time and our limited financial resources, and there can be no assurance that we would be successful in the end.

These public announcements and the uncertainty concerning the future development of Epratuzumab have had a material adverse effect on the price of our common stock, and it is likely that the price of our common stock will continue to fluctuate widely. For a more complete discussion of how our relationship with Amgen results in particular risks and uncertainties to our company, please see the discussion of “Factors That May Affect Our Business and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2003.

Our Business

The development and commercialization of successful diagnostic and therapeutic products is subject to numerous risks and uncertainties including, without limitation, the following:

•	the type of therapeutic or diagnostic compound under investigation and nature of the disease in connection with which the compound is being studied;

•	our ability, as well as the ability of our partners, to conduct and complete clinical trials on a timely basis;

•	the outcome of our discussions with Amgen concerning the possible return to us of North American and Australian development and commercialization rights for epratuzumab;

•	the time required for us to comply with all applicable federal, state and foreign legal requirements, including, without limitation, our receipt of the necessary approvals of the U.S. Food and Drug Administration;

•	the financial resources available to us during any particular period; and

•	many other factors associated with the commercial development of therapeutic and diagnostic products outside of our control.

Research and Development

As of September 30, 2003, we employed 24 professionals in our research and development departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs. Based on forecasts as of September 30, 2003, we expect to spend between $17.0 million and $22.0 in the aggregate for the fiscal year ending June 30, 2004 on research and development operating expenses.

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

Epratuzumab

The most advanced of our therapeutic compounds under development, epratuzumab (IMMU-103), is a non-radioactive antibody that targets the CD22 receptor of B-cells and B-cell lymphomas. In 2000, Amgen purchased a license to epratuzumab covering the compound’s further development and commercialization in North America and Australia. The license, for which Amgen paid us $18.0 million in cash and agreed to make additional milestone and royalty payments upon the achievement of certain future events, resulted in the transfer of responsibility to Amgen for the clinical trials then being administered and paid for by us. Under the license agreement, Amgen is responsible for all clinical trials that may be necessary to obtain regulatory approvals from the U.S. Food and Drug Administration and other authorities within Amgen’s licensed territory. However, as noted elsewhere herein we are currently in discussions with Amgen concerning the North American and Australian development rights for epratuzumab, and it is too early to determine how these discussions will affect the future development and commercialization of epratuzumab in North America and Australia.

While the clinical results to date have been encouraging, we are not able to determine when, if ever, epratuzumab will be approved for sale in the United States or anywhere else. Even if it is approved, there can be no assurance that it will be commercially successful or that we will ever receive revenues equal to our financial investment in the product candidate.

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

Diagnostics

In 1998, we began to transition our focus away from the development of diagnostic imaging products in order to accelerate the development of our therapeutic product candidates. As a result, as of September 30, 2003, research and development into diagnostic product candidates was no longer a material portion of our business.

IBC Pharmaceuticals, Inc.

In 1999 we began conducting research involving the selective delivery of therapeutic agents to fight cancer as part of a collaboration with Beckman Coulter. Upon our formation of the joint venture, IBC Pharmaceuticals, LLC, we granted certain intellectual property to the venture, as did Beckman Coulter.

In the fourth quarter of fiscal year 2002 we were able to acquire all of the membership interests in the joint venture held by Beckman Coulter, giving us majority control of the business. IBC Pharmaceuticals, LLC, was then reorganized into IBC Pharmaceuticals, Inc., a Delaware corporation. We currently hold all of the outstanding shares of IBC Series A Preferred stock, representing approximately 73.26% of the total shares of voting stock outstanding. The transaction was accounted for as a step acquisition and we recorded an in-process research and development charge of $936,000. At September 30, 2003 IBC Pharmaceuticals, Inc., had cash and cash equivalents of $0.4 million. IBC Pharmaceuticals, Inc. is consolidated in our financial statements.

For the three-month period ended September 30, 2003 and 2002, we received reimbursements of $271,000 and $279,000, respectively, from IBC with respect to certain research activities. This reimbursement was eliminated in consolidation.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.

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

Foreign Currency Risks

Since we operate in countries outside of the United States, we are exposed to various foreign currency risks. Two specific risks arise from the nature of the contracts we execute with our customers since from time to time contracts are denominated in a currency different than our subsidiary’s local currency. These risks are generally applicable only to a portion of the contracts executed by our foreign subsidiaries. The first risk occurs as revenue recognized for products or services rendered is denominated in a currency different from the currency in which our subsidiary’s expenses are incurred. As a result, our subsidiary’s earnings can be affected by fluctuations in exchange rates. Historically, fluctuations in exchange rates from those in effect at the time contracts were executed have not had a material effect upon our consolidated financial results.

The second risk results from the passage of time between the invoicing of customers and affiliates under these contracts and the ultimate collection of customer payments against such invoices. Because the contract is denominated in a currency other than the subsidiary’s local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared and payment from the customer is received will result in our receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. This difference is recognized by us as a foreign currency transaction gain or loss, as applicable, and is reported in other expense (income) in our Consolidated Statements of Operations.

Finally, our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. To date such cumulative translation adjustments have not been material to our consolidated financial position.

Stock Based Compensation

We grant stock options to our employees at an exercise price equal to the fair value of the shares at the date of grant and account for these stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB Opinion No. 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the income statement. However, for purposes of disclosure only, we estimate the fair value of stock options through the use of option pricing models. In determining the values to use in our option-pricing model, we make several subjective estimates about the characteristics of the underlying stock and the expected timing of option exercise. Changes to these estimates can change the fair value disclosures in our financial statements.

Impairment of Assets

We review our long-lived assets for impairment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon our judgment of our ability to recover the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated.

Results of Operations

Our results for any interim period, such as those described in the following analysis, are not necessarily indicative of the results for the entire fiscal year or any other future period.

Three-Month Period Ended September 30, 2003 Compared to 2002

Revenues

Revenues for the three-month period ended September 30, 2003 were $1,186,000, as compared to $3,232,000 for the same period in 2002, representing a decrease of $2,046,000, or 63%. Product sales for the three-month period ended September 30, 2003 were $805,000, as compared to $809,000 for the same period in 2002, representing a decrease of $4,000. License fee and other revenues for the three-month period ended September 30, 2003 decreased to $331,000 from $2,397,000 for the same period in 2002, primarily due to the recognition of Amgen revenue of $275,000 from the supply of materials as compared to $2,250,000 in the same period last year from the amortization of the up-front payment from Amgen which was fully amortized by February 2003. Research and development revenues for the three-month period ended September 30, 2003 increased from $25,000 to $50,000 for the same period of 2002, primarily due to an additional grant received.

Costs and Expenses

Total operating expenses for the three-month period ended September 30, 2003 were $6,484,000, as compared to $6,505,000 for the same period in 2002. This was primarily due to changes in research and development expenses, sales and marketing expenses, and general and administrative costs, all as discussed below. Research and development expenses for the three-month period ended September 30, 2003 increased by $513,000 from $4,756,000 to $5,269,000 as compared to the same period in 2002. This was primarily due to increased headcount in our research and development departments, increased manufacturing expenses, including lab supplies associated with producing compounds to be used in clinical trials. Cost of goods sold for the three-month period ended September 30, 2003 decreased slightly to $129,000 from $133,000 for the same period in 2002. Sales and marketing expenses for the three-month period ended September 30, 2003 increased by $7,000 to $360,000 from $353,000 for the same period of 2002. General and administrative costs for the three-month period ended September 30, 2003 decreased by $537,000 to $726,000 from $1,263,000 for the same period of 2002. This was primarily due to the recognition of compensation expense for the three-month period ended September 30, 2002 of $360,000 associated with issuance of a fully vested option to acquire 80,000 shares of our common stock at a purchase price of $4.94 per share, to Dr. Morton Coleman, a non-employee director, in consideration for consulting services to Immunomedics and reduced legal fees.

Interest Income

Interest and other income for the three-month period ended September 30, 2003 decreased by $168,000 to $173,000 from $341,000 for the same period in 2002, primarily due to lower rates of return on cash and reduced amount of cash available for investments.

Interest Expense

Interest expense for the three-month periods ending September 30, 2003 and 2002, was approximately $20,000 and $0, respectively. The interest expense for the three-month period ending September 30, 2003 was incurred with reference to the $6,376,000 bond financing with the New Jersey Economic Development Authority which was completed in May 2003. See Note 9 to our consolidated financial statements.

Operating Results

Net loss for the three-month period ended September 30, 2003 was $5,183,000, or $0.10 per share, as compared to $2,886,000, or $0.06 per share, for the same period in 2002. The larger net loss in 2003 as compared to 2002 resulted primarily from lower license fee and other revenues, lower interest and other income, increased interest expense and increased research and development costs resulting from increased research and development efforts and reduced general and administrative expenses, as discussed above.

Liquidity and Capital Resources

Since our inception in 1982, we have financed our operations primarily through private sales of our equity securities, revenue earned under licensing agreements and to a lesser degree, from sales of CEA-Scan and LeukoScan, research grants from various sources and investment income.

At September 30, 2003, we had working capital of $15,577,000, representing a decrease of $4,817,000 from $20,394,000 at June 30, 2003. At September 30, 2003, we had long-term debt of $4,782,000 through the New Jersey Economic Development Authority. The net decrease in working capital resulted principally from the net loss allocable to common stockholders during the three-month period ended September 30, 2003 of $5,183,000 and capital expenditures of $211,000.

In order to support our clinical trials and anticipated future commercial requirements, we completed the expansion of our manufacturing facility at a cost of approximately $6.4 million. We funded this project by obtaining a loan through the New Jersey Economic Development Authority. The expanded facility now includes two new manufacturing suites, containing six new bioreactors, which are intended to allow flexibility in terms of the amount of therapeutic compounds that can be produced.

Our cash, cash equivalents and marketable securities amounted to $19,699,000 at September 30, 2003, representing a decrease of $4,097,000 from $23,796,000 at June 30, 2003. This decrease was primarily attributable to the funding of operating expenses and capital expenditures. It is anticipated that working capital and cash, cash equivalents, and marketable securities will decrease during fiscal year 2004 as a result of planned operating expenses and capital expenditures, offset in part by projected revenues from sales of our diagnostic imaging products in the United States and Europe. However, there can be no assurance, as to the amount of revenues, if any, these imaging products will provide.

To date, we have not generated positive cash flow from operations, excluding the effects of the up-front payment received from Amgen in fiscal year 2001. We believe that our existing working capital should be sufficient to meet our capital and liquidity requirements for the next twelve months.

Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1, “Factors That May Affect Our Business and Results of Operations” in our Annual Report on Form 10-K for fiscal year ending June 30, 2003. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us and access to capital markets that can provide us with the resources when necessary to fund our strategic priorities.

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

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility. We have identified and quantified the significant commitments in the following table for the fiscal years ending June 30:

	Payments Due by Period
	(in $000’s)
Contractual Obligation	2004	2005	2006	2007	2008	Thereafter	Total
Operating Lease(1)	$409	$545	$545	$552	$556	$9,601	$12,208
NJEDA Loan(2)	$1,011	$1,334	$1,317	$1,301	$1,284	—	$6,247

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing diagnostic and therapeutic products; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Factors That May Affect Our Business and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2003, which has been filed with the Securities and Exchange Commission.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our exposure to market risk of financial instruments contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those described due to a number of factors, including uncertainties associated with general economic conditions and conditions impacting our industry.

Our holdings of financial instruments are comprised primarily of corporate debt securities and municipal bonds. All such instruments are classified as securities available for sale with the exception of $6,057,000 classified as restricted securities on the balance sheet at September 30, 2003. Although, shown in the table below, these municipal bonds collateralize a loan we received through the New Jersey Economic Development Authority, and therefore are not classified as available for sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate or return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings also are exposed to the risks of changes in the credit quality of issuers. We typically invest in highly liquid debt instruments with fixed interest rates.

The table below presents the principal amounts and related weighted average interest rates by fiscal year of maturity for our investment portfolio as of September 30, 2003:

	2004	2005	2006	2007	2008	Total	Fair Value
	(in thousands)
Fixed rate	$7,727	$1,628	$3,629	$3,229	—	$16,213	$16,414
Average interest rate	4.52%	1.26%	3.08%	1.72%	—	3.34%	—

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in Internal Controls. There were no significant changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no new legal proceedings nor any material developments during the fiscal quarter ended September 30, 2003 in any of the legal proceedings described in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes –Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(i)	On August 18, 2003, we furnished a Current Report on Form 8-K to disclose that we had publicly disseminated a press release announcing our financial results for the three and 12 months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

November 14, 2003	By:	/s/ Cynthia L. Sullivan

Cynthia L. Sullivan President and Chief Executive Officer (Principal Executive Officer)

November 14, 2003	By:	/s/ Gerard G. Gorman

Gerard G. Gorman Vice President, Finance, and Chief Financial Officer (Principal Financial and Accounting Officer)