Form 10-Q
period 2003-12-31
IMMUNOMEDICS INC
filed 2004-02-13
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-12104

Immunomedics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	61-1009366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of the Registrant’s common stock outstanding as of February 11, 2004 was 49,883,193.

IMMUNOMEDICS, INC.

ITEM 1. FINANCIAL STATEMENTS

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	June 30, 2003
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$8,274,043	$13,601,627
Marketable securities	7,097,903	10,194,813
Restricted securities	1,275,200	1,381,466
Accounts receivable, net of allowance for doubtful accounts of $392,140 and $381,681 at December 31, 2003 and June 30, 2003, respectively	1,059,964	930,134
Inventory	680,440	839,480
Other current assets	1,680,266	825,372

Total current assets	20,067,816	27,772,892
Property and equipment, net of accumulated depreciation of $12,273,472 and $11,247,869 at December 31, 2003 and June 30, 2003, respectively	11,821,388	12,298,971
Restricted securities	4,463,200	4,994,534
Other long-term assets	79,388	63,157

	$36,431,792	$45,129,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,275,200	$1,381,466
Accounts payable	4,113,310	1,432,175
Other current liabilities	2,500,593	3,183,571

Total current liabilities	7,889,103	5,997,212

Long-term debt	4,463,200	4,994,534
Minority interest	427,058	471,044
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2003 and June 30, 2003	—	—
Common stock, $.01 par value; authorized 70,000,000 shares; issued and outstanding, 49,883,193 and 49,878,193 shares at December 31, 2003 and June 30, 2003, respectively	498,832	498,782
Capital contributed in excess of par	159,099,314	159,037,244
Treasury stock, at cost, 34,725 shares	(458,370)	(458,370)
Accumulated deficit	(135,943,233)	(125,902,490)
Accumulated other comprehensive income	455,888	491,598

Total stockholders’ equity	23,652,431	33,666,764

	$36,431,792	$45,129,554

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Revenues:	(unaudited)
Product sales	$932,232	$735,813	$1,737,052	$1,545,101
License fee and other revenues	74,639	2,388,466	405,960	4,785,778
Research and development	49,999	—	100,000	25,282

Total revenues	1,056,870	3,124,279	2,243,012	6,356,161

Costs and Expenses:
Costs of goods sold	143,698	127,238	$272,669	$259,980
Research and development	5,236,145	3,806,646	10,505,499	8,562,711
Sales and marketing	248,362	284,941	608,754	638,010
General and administrative	824,707	920,462	1,550,424	2,183,427

Total costs and expenses	6,452,912	5,139,287	12,937,346	11,644,128

Operating loss	(5,396,042)	(2,015,008)	(10,694,334)	(5,287,967)
Interest and other income	136,953	289,746	310,441	630,836
Interest expense	(18,969)	—	(38,871)	—
Minority interest	20,930	24,439	43,986	42,422
Foreign currency transaction gain (loss)	41,549	(83,710)	8,998	(55,976)

Loss before income tax	(5,215,579)	(1,784,533)	(10,369,780)	(4,670,685)
Income tax	357,737	—	329,037	—

Net loss	$(4,857,842)	(1,784,533)	$(10,040,743)	$(4,670,685)

Per share data (basic and diluted):
Net loss	$(0.10)	$(0.04)	$(0.20)	$(0.09)

Weighted average number of common shares outstanding	49,883,193	49,877,736	49,882,378	49,877,590

Comprehensive income (loss):
Net loss	$(4,857,842)	$(1,784,533)	$(10,040,743)	$(4,670,685)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	124,408	125,506	152,391	92,849
Unrealized gain (loss) on securities available for sale	(115,327)	(57,740)	(188,101)	13,362

Other comprehensive income (loss)	9,081	67,766	(35,710)	106,211

Comprehensive loss	$(4,848,761)	$(1,716,767)	$(10,076,453)	$(4,564,474)

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2003	2002
Cash flows from operating activities:	(unaudited)
Net loss	$(10,040,743)	$(4,670,685)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,025,603	678,762
Minority interest	(43,986)	(42,422)
Provision for allowance for doubtful accounts	(32,164)	11,435
Amortization of bond premium	125,680	129,309
Non-cash expense relating to issuance of stock options	53,220	413,220
Changes in operating assets and liabilities	1,340,797	828,935
Deferred revenue	—	(3,527,602)

Net cash used in operating activities	(7,571,593)	(6,179,048)

Cash flows from investing activities:
Purchases of marketable securities	(249,977)	(2,916,387)
Proceeds from sales and maturities of marketable securities	3,670,706	16,413,056
Additions to property and equipment	(548,020)	(4,849,971)

Net cash provided by investing activities	2,872,709	8,646,698

Cash flows from financing activities:
Exercise of stock options	8,900	1,336
Payments of debt	(637,600)	—

Net cash provided by (used in) financing activities	(628,700)	1,336

Net increase (decrease) in cash and cash equivalents	(5,327,584)	2,468,986
Cash and cash equivalents, beginning of period	13,601,627	13,062,954

Cash and cash equivalents, end of period	$8,274,043	$15,531,940

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

Reference is made to our Annual Report on Form 10-K for the year ended June 30, 2003, which contains our audited consolidated financial statements and the notes thereto.

1. Business Overview and Basis of Presentation

The accompanying unaudited consolidated financial statements of Immunomedics, Inc., a Delaware corporation, which incorporate our majority-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly report on Form 10-Q, which is unaudited, management believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2003 has been derived from the Company’s audited 2003 consolidated financial statements. Operating results for the six-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2004, or any other period. Certain adjustments and reclassifications were made to conform to the current year presentation.

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

Since inception in 1982, the Company has relied primarily upon the private and public sale of equity securities, and more recently, of convertible debt securities, to fund operations. It has also received limited revenues from research and development alliances, and more recently from commercial sales of two diagnostic imaging products. While it believes that its existing resources should be sufficient to meet its capital and liquidity requirements for at least the next twelve months, these resources could be expended more rapidly for many reasons, including unexpected changes in the Company’s research and development activities, as well as other factors affecting its operating expenses and capital expenditures. There can be no assurance that it will be able to obtain additional capital when needed on acceptable terms, if at all.

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

Foreign Currencies

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at the period-end exchange rates, and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity in the Consolidated Balance Sheets and are included in the determination of comprehensive income in the Consolidated Statements of Stockholders’ Equity. Transaction gains and losses are included in the determination of net income in the Consolidated Statements of Operations.

Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents.

Immunomedics’ investments in cash equivalents and marketable securities are classified as available for sale securities. The portfolio at December 31, 2003 primarily consisted of corporate debt securities and municipal bonds.

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

Inventory

Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. As of December 31, 2003, the inventory balance consisted of approximately $680,000 of finished goods as compared to $839,000 as of June 30, 2003.

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

Benefits received resulting from the sale of our New Jersey state net operating losses (“NOL”) are recognized as a tax benefit when the NOL is approved for sale by the state of New Jersey. During the quarter ended December 31, 2003, the company realized a benefit of approximately $428,000 resulting from the New Jersey state program.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. For the purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the six-month period ended December 31, 2003 and 2002. The common stock equivalents excluded from the diluted per share calculation are 4,357,750 and 3,667,750 shares at December 31, 2003 and 2002, respectively.

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

Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss allocable to common shareholders and related per share amounts would have been the pro forma amounts indicated below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net loss, as reported	$(4,857,842)	$(1,784,533)	$(10,040,743)	$(4,670,685)
Add: Stock-based employee compensation expense	26,610	26,610	53,220	53,220
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,127,742)	(1,967,284)	(4,251,626)	(3,926,594)

Pro forma net loss	$(6,958,974)	$(3,725,207)	$(14,239,149)	$(8,544,059)

Earnings per share:
-as reported	$(0.10)	$(0.04)	$(0.20)	$(0.09)
-pro forma	$(0.14)	$(0.07)	$(0.29)	$(0.17)

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which addresses how an issuer classifies and measures financial instruments within characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuers. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46, which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires that if an entity has a controlling interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.

The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial statements.

3. Marketable Securities and Restricted Securities

Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as a separate component of accumulated other comprehensive income (loss). Immunomedics considers all of its current investments to be available-for-sale. Marketable securities and restricted securities at December 31, 2003 and June 30, 2003 consist of the following ($ in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
December 31, 2003
Municipal Bonds	$6,941	$5	$(18)	$6,928
Corporate Debt Securities	5,784	125	(1)	5,908

	$12,725	$130	$(19)	$12,836

June 30, 2003
Municipal Bonds	$7,017	$14	$(9)	$7,022
Corporate Debt Securities	9,293	256	—	9,549

	$16,310	$270	$(9)	$16,571

Restricted securities at December 31, 2003 and June 30, 2003 are approximately $5,738,000 and $6,376,000, respectively, are included in the table above.

4. Property and Equipment

Property and equipment consists of the following ($ in thousands):

	December 31, 2003	June 30, 2003
Machinery and equipment	$4,992	$4,613
Leasehold improvements	17,066	16,951
Furniture and fixtures	766	766
Computer equipment	1,270	1,217

	24,094	23,547
Accumulated depreciation and amortization	(12,273)	(11,248)

	$11,821	$12,299

5. Geographic Segment

Immunomedics manages its operations as one line of business focused on the use of monoclonal antibodies to detect and treat cancer and other serious diseases, which the Company currently reports as a single industry segment. The Company currently markets and sells one diagnostic imaging product in the United States and two diagnostic imaging products throughout Europe.

The following tables present financial information based on the geographic location of its facilities for the three and six-month periods ended December 31, 2003 and 2002 (total revenues include product sales revenue, license fee and other revenues and research and development revenue) ($ in thousands):

Three Months Ended
	December 31, 2003
	United States	Europe	Total
Total revenues	$265	$792	$1,057
Net income (loss)	(5,417)	559	(4,858)

	December 31, 2002
	United States	Europe	Total
Total revenues	$2,530	$594	$3,124
Net income (loss)	(2,052)	267	(1,785)

Six Months Ended
	December 31, 2003
	United States	Europe	Total
Total revenues	$753	$1,490	$2,243
Net income (loss)	(10,907)	866	(10,041)

	December 31, 2002
	United States	Europe	Total
Total revenues	$5,127	$1,229	$6,356
Net income (loss)	(5,334)	663	(4,671)

6. Related Party Transactions

Certain of the Company’s affiliates, including members of senior management and its Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Chairman of the Board of Directors and Chief Strategic Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, and certain companies with which it does business, including the Center for Molecular Medicine and Immunology (“CMMI”). In addition, the executive vice president, Dr. Ivan D. Horak, is married to one of the other employees. For a description of these relationships and transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and the notes to the audited financial statements contained therein.

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $47,000 and $32,000 for the six-month periods ended December 31, 2003 and 2002, respectively. It also provides, at no cost to CMMI, laboratory materials and supplies. However, any inventions made independently of the Company at CMMI are the property of CMMI.

During the six-month periods ended December 31, 2003 and 2002, the Board of Directors authorized grants to CMMI of $194,000 and $179,000, respectively, to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI.

IBC reimburses Immunomedics for all of the research activities Immunomedics conducts on IBC’s behalf. For the six-month periods ended December 31, 2003 and 2002, the Company received reimbursements of $552,000 and $569,000, respectively, from IBC with respect to these research activities. These amounts were eliminated in consolidation.

For each of the six-month periods ended December 31, 2003 and 2002, Dr. Goldenberg received $27,500 in compensation for his services to IBC.

7. License and Distribution Agreements

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

Pursuant to the Amgen Agreement, the Company received an up-front payment of $18,000,000 from Amgen on February 1, 2001, as well as additional clinical milestones and royalty payments upon the occurrence of certain future events. No clinical milestones or royalty payments were earned or received through December 31, 2003. In addition, Amgen is to pay for supplies of epratuzumab as required under the contract.

The up-front payment of $18,000,000 was recognized, beginning February 2001, as revenue of $750,000 per month over a period of 24 months, which was the Company’s best estimate of the period of time required for the parties to fulfill their obligations under the agreement. As of February 2003, this up-front payment was fully amortized and recognized as “License fee and other revenues”. Accordingly, the Company recognized $0 and $4,500,000 as “License fee and other revenues” for the six-month periods ended December 31, 2003, and 2002, respectively.

Under the Amgen Agreement, Amgen is also obligated to pay a supply fee to the Company for materials shipped by the Company to Amgen. During six-month period ended December 31, 2003, the Company shipped and invoiced to Amgen approximately $275,000 materials under the supply agreement. This amount was recorded as license fee and other revenues for the six-month period ended December 31, 2003.

Costs incurred relating to the manufacture of the materials supplied to Amgen were recorded as research and development expense as incurred. The reimbursement amount for materials supplied to Amgen represents the approximate personnel and materials costs associated with the manufacturing of such materials. During the six-month periods ended December 31, 2003, and 2002 the Company incurred $275,000 and $1,317,000, respectively, of costs associated with supplying materials to Amgen as described above.

On November 11, 2003, the Company issued a public announcement indicating that we were engaged in discussions with Amgen regarding return of North American and Australian development rights for epratuzumab, the Company’s humanized monoclonal antibody therapeutic candidate that we originally licensed to Amgen in December 2000. These discussions with Amgen are continuing and, the Company believes, nearing completion. While the Company remains cautiously optimistic that an agreement can and will be reached within a reasonable period of time, it is still not possible to determine whether the Company can reach an agreement with Amgen on terms favorable to it, if at all. Amgen has asserted a right to sublicense and delegate the further development of epratuzumab to a third party without the Company’s consent. The Company has advised Amgen that it does not believe the license agreement with them permits such a sublicense, and that, more importantly, in the event Amgen discontinues the development of epratuzumab for any reason, it must then return all its rights under the agreement to the Company. In the event the Company cannot reach agreement with Amgen for the prompt return of the development rights, or some other mutually agreeable resolution, the Company may be forced to seek a third-party determination of its rights under the agreement. This could involve some form of mediation or a judicial proceeding, but in any event would likely involve a substantial commitment of management’s time and the Company’s limited financial resources, and there can be no assurance that the Company would be successful in the end.

In June 2002, the Company granted a non-exclusive license to Daiichi Pure Chemicals Co. under Immunomedics’ carcinoembryonic antigen (CEA) patents. In addition the Company recorded royalty of $86,000 and $141,000 for the six-month periods ended December 31, 2003, and 2002, respectively, as license fee and other revenues.

In October 2003, the Company entered into a research collaboration with Schering AG of Berlin, Germany, involving bispecific antibody, pretargeting technologies for cancer therapy, being developed by IBC Pharmaceuticals, the Company’s majority-owned subsidiary.

8. Debt

In May 2003, Immunomedics completed a $6,376,000 bond financing with the New Jersey Economic Development Authority pursuant to which Immunomedics was able to refinance its capital investment in a new manufacturing facility at a rate of interest below that which would have otherwise been available. The interest rate on the bonds was approximately 1.3% at December 31, 2003. In connection with this financing, Immunomedics granted certain security interests with respect to its properties and assets, and agreed to become subject to certain customary affirmative as well as restrictive covenants, none of which it believes will affect its business or operations in any material respect. In addition, the bonds are subject to mandatory redemption, if the fair value of the Company’s collateralized assets falls below the outstanding loan balance. The Company’s collateral is recorded as restricted securities in the balance sheet. Restricted securities include highly liquid marketable securities whose carry value is approximate fair value. At December 31, 2003, the Company’s indebtedness under this financing was approximately $5,738,000 due in equal monthly installments over the next 54 months. For the six-month periods ending December 31, 2003 and 2002, the Company incurred interest expense of approximately $39,000 and $0, respectively. Interest and principal payments are due monthly.

9. Subsequent Event

On January 20, 2004 the Company completed a $10.0 million financing of Convertible Senior notes, which are due January 2006. The notes bear interest at a fixed annual rate of 3.25% to be paid semiannually in arrears in cash or stock at the Company’s option. The holder of the notes may convert the notes at any time prior to the maturity date into shares of the Company’s common stock at a conversion price of $6.09 per share. Immunomedics intends to file for registration of the notes and the applicable conversion shares within four months. The holder has a six-month option to purchase up to an additional $3.0 million of notes. Proceeds from the financing will be used to continue the Company’s aggressive development of its cancer and autoimmune disease therapeutics and for working capital and other general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused on the development, manufacture and marketing of monoclonal antibody-based products for the detection and treatment of cancer and other serious diseases. Our most advanced therapeutic product candidate, epratuzumab, is a compound that binds to the malignant cells that comprise non-Hodgkin’s B-cell lymphoma and certain other lymphocytic leukemias. In December 2000, we granted a license to Amgen to further develop and commercialize the unlabeled form of epratuzumab in North America and Australia. We are currently engaged in discussions with Amgen regarding return of these rights for future development of epratuzumab in these territories, as described below. We have retained all other rights to develop and commercialize epratuzumab outside of the territories granted to Amgen, as well as all rights to the labeled versions of the compound worldwide. Accordingly, we are conducting clinical trials of the unlabeled and radiolabeled versions of the compound, epratuzumab and epratuzumab-Y-90, as well as clinically developing seven other therapeutic product candidates. We intend to consider licensing some or all of the rights we possess in epratuzumab as well as our other product candidates in the future if the right opportunities arise.

In addition to our therapeutic discoveries, our proprietary technologies have also enabled us to develop highly specific diagnostic imaging agents, one of which, CEA-Scan, has already been approved in the United States and the European Union, and is being marketed for the detection of colorectal cancers. Our second diagnostic product, LeukoScan has been approved in Europe and Australia and is being marketed for the detection of bone infections. These are the only products that we are currently licensed to market and sell and to date, we have received only limited revenues from the sale of these products. We are also clinically developing new cancer therapeutic antibody technology involving the selective delivery of therapeutic agents through pre-targeting, in collaboration with our majority-owned subsidiary, IBC Pharmaceuticals, Inc.

From inception in 1982 until December 31, 2003, we had an accumulated deficit of approximately $135.9 million and have never earned a profit in any fiscal year. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature, or source of which cannot be predicted), our losses will continue as we continue to conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years.

Our Business

The development and commercialization of successful diagnostic and therapeutic products is subject to numerous risks and uncertainties including, without limitation, the following:

•	the type of therapeutic or diagnostic compound under investigation and nature of the disease in connection with which the compound is being studied;

•	our ability, as well as the ability of our partners, to conduct and complete clinical trials on a timely basis;

•	the outcome of our discussions with Amgen regarding return to us of North American and Australian development and commercialization rights for epratuzumab;

•	the time required for us to comply with all applicable federal, state and foreign legal requirements, including, without limitation, our receipt of the necessary approvals of the U.S. Food and Drug Administration;

•	the financial resources available to us during any particular period; and

•	many other factors associated with the commercial development of therapeutic and diagnostic products outside of our control.

Research and Development

As of December 31, 2003, we employed 25 professionals in our research and development departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs. Based on forecasts as of December 31, 2003, we expect to spend between $19.0 million and $22.0 in the aggregate for the fiscal year ending June 30, 2004 on research and development operating expenses.

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

Epratuzumab

The most advanced of our therapeutic compounds under development, epratuzumab (IMMU-103), is a non-radioactive antibody that targets the CD22 receptor of B-cells (autoimmune diseases) and B-cell malignancies. In 2000, Amgen purchased a license to epratuzumab covering the compound’s further development and commercialization in North America and Australia. The license, for which Amgen paid us $18.0 million in cash and agreed to make additional milestone and royalty payments upon the achievement of certain future events, resulted in the transfer of responsibility to Amgen for the clinical trials then being administered and paid for by us. Under the license agreement, Amgen is responsible for all clinical trials that may be necessary to obtain regulatory approvals from the U.S. Food and Drug Administration and other authorities within Amgen’s licensed territory.

On November 11, 2003, we issued a public announcement indicating that we were engaged in discussions with Amgen regarding return of North American and Australian development rights for epratuzumab, the Company’s humanized monoclonal antibody therapeutic candidate that we originally licensed to Amgen in December 2000. These discussions with Amgen are continuing and, we believe, nearing completion. While we remain cautiously optimistic that an agreement can and will be reached within a reasonable period of time, it is still not possible to determine whether we can reach an agreement with Amgen on terms favorable to us, if at all. Amgen has asserted a right to sublicense and delegate the further development of epratuzumab to a third party without our consent. We have advised Amgen that we do not believe the license agreement with them permits such a sublicense, and that, more importantly, in the event Amgen discontinues the development of epratuzumab for any reason, it must then return all its rights under the agreement to the Company. In the event we cannot reach agreement with Amgen for the prompt return of the development rights, or some other mutually agreeable resolution, we may be forced to seek a third-party determination of our rights under the agreement. This could involve some form of mediation or a judicial proceeding, but in any event would likely involve a substantial commitment of management’s time and the Company’s limited financial resources, and there can be no assurance that we would be successful in the end.

While the clinical results to date have been encouraging, we are not able to determine when, if ever, epratuzumab will be approved for sale in the United States or anywhere else. Even if it is approved, there can be no assurance that it will be commercially successful or that we will ever receive revenues equal to our financial investment in the product candidate.

Other Therapeutic Product Candidates

At the time the Amgen license was granted, we retained all other rights to epratuzumab, including the development rights to the unlabeled version of the compound outside of Amgen’s licensed territory, as well as the rights to the labeled versions of the compound in the United States and everywhere else. We are evaluating both the labeled and unlabeled versions of the compound in clinical trials at the present time. Clinical trials are being conducted with three forms of our humanized antibody to carcinoembryonic antigen, or CEA, in patients with colorectal, pancreatic or breast cancers, and clinical trials are beginning with a humanized antibody to alpha-fetoprotein, or AFP, in patients with primary liver cancer. Clinical trials have also begun with our humanized antibody to CD20 in patients with non-Hodgkin’s lymphoma and autoimmune disease and we will soon begin clinical evaluation with our humanized 90Y-PAM4 antibody in patients with pancreatic cancer. In addition, we have two other therapeutic product candidates in pre-clinical development. All of these product candidates remain at an early stage of development and we do not anticipate seeking regulatory approval with respect to any particular candidate for at least the next two years.

Diagnostics

In 1998, we began to transition our focus away from the development of diagnostic imaging products in order to accelerate the development of our therapeutic product candidates. As a result, as of December 31, 2003, research and development into diagnostic product candidates was no longer a material portion of our business.

IBC Pharmaceuticals, Inc.

In 1999 we began conducting research involving the selective delivery of therapeutic agents to sites of cancer as part of a collaboration with Beckman Coulter. Upon our formation of the joint venture, IBC Pharmaceuticals, LLC, we granted certain intellectual property to the venture, as did Beckman Coulter.

In the fourth quarter of fiscal year 2002 we were able to acquire all of the membership interests in the joint venture held by Beckman Coulter, giving us majority control of the business. IBC Pharmaceuticals, LLC, was then reorganized into IBC Pharmaceuticals, Inc., a Delaware corporation. We currently hold all of the outstanding shares of IBC Series A Preferred stock, representing approximately 73.26% of the total shares of voting stock outstanding. The transaction was accounted for as a step acquisition and we recorded an in-process research and development charge of $936,000. At December 31, 2003 IBC Pharmaceuticals, Inc., had cash and cash equivalents of $0.2 million. IBC Pharmaceuticals, Inc. is consolidated in our financial statements.

For the six-month period ended December 31, 2003 and 2002, we received reimbursements of $552,000 and $569,000, respectively, from IBC with respect to certain research activities. This reimbursement was eliminated in consolidation.

In October 2003, the Company entered into a research collaboration with Schering AG of Berlin, Germany, involving bispecific antibody, pretargeting technologies for cancer therapy, being developed by IBC Pharmaceuticals, the Company’s majority-owned subsidiary.

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

Three-Month Period Ended December 31, 2003 Compared to 2002

Revenues

Revenues for the three-month period ended December 31, 2003 were $1,057,000, as compared to $3,124,000 for the same period in 2002, representing a decrease of $2,067,000, or 66% primarily due to decrease in research and development revenues as explained below. Product sales for the three-month period ended December 31, 2003 were $932,000, as compared to $736,000 for the same period in 2002, representing an increase of $196,000. License fee and other revenues for the three-month period ended December 31, 2003 decreased to $75,000 from $2,388,000 for the same period in 2002, primarily due to the recognition of Amgen revenue of $0 from the supply of materials as compared to $2,250,000 in the same period last year from the amortization of the up-front payment from Amgen which was fully amortized by February 2003. Research and development revenues for the three-month period ended December 31, 2003 increased from $0 to $50,000 for the same period of 2002, primarily due to a grant received.

Costs and Expenses

Total cost and expenses for the three-month period ended December 31, 2003 were $6,453,000, as compared to $5,139,000 for the same period in 2002, representing an increase of $1,314,000 or 26%. This was primarily due to changes in research and development expenses and general and administrative costs, all as discussed below. Research and development expenses for the three-month period ended December 31, 2003 increased by $1,429,000 from $3,807,000 to $5,236,000 as compared to the same period in 2002. This was primarily due to increased headcount in our research and development departments and increased manufacturing expenses, including lab supplies associated with producing compounds to be used in clinical trials. Cost of goods sold for the three-month period ended December 31, 2003 increased slightly to $144,000 from $127,000 for the same period in 2002 mainly due to increased sales. Sales and marketing expenses for the three-month period ended December 31, 2003 decreased by $37,000 to $248,000 from $285,000 for the same period of 2002. General and administrative costs for the three-month period ended December 31, 2003 decreased by $95,000 to $825,000 from $920,000 for the same period of 2002. The decrease was primarily due to reduced payroll related costs.

Interest Income

Interest and other income for the three-month period ended December 31, 2003 decreased by $153,000 to $137,000 from $290,000 for the same period in 2002, primarily due to lower rates of return on cash and reduced amount of cash available for investments.

Interest Expense

Interest expense for the three-month periods ending December 31, 2003 and 2002, was approximately $19,000 and $0, respectively. The interest expense for the three-month period ending December 31, 2003 was incurred with reference to the $6,376,000 bond financing with the New Jersey Economic Development Authority, which was completed in May 2003. See Note 8 to our consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Operating Results

Net loss for the three-month period ended December 31, 2003 was $4,858,000, or $0.10 per share, as compared to $1,785,000, or $0.04 per share, for the same period in 2002. The larger net loss in 2003 as compared to 2002 resulted primarily from lower license fee and other revenues, lower interest and other income and increased research and development costs resulting from increased research and development efforts, as discussed above. During the three-month period ended December 31, 2003, we recorded a tax benefit of approximately $428,000 as a result of our sale of approximately $5,313,000 of New Jersey state net operating losses.

Six-Month Period Ended December 31, 2003 Compared to 2002

Revenues

Revenues for the six-month period ended December 31, 2003 were $2,243,000, as compared to $6,356,000 for the same period in 2002, representing a decrease of $4,113,000, or 65% primarily due to decrease in research and development revenues as explained below. Product sales for the six-month period ended December 31, 2003 were $1,737,000, as compared to $1,545,000 for the same period in 2002, representing an increase of $192,000 mainly in Europe. License fee and other revenues for the six-month period ended December 31, 2003 decreased to $406,000 from $4,786,000 for the same period in 2002, representing a decrease of $4,380,000, primarily due to the recognition of Amgen revenue of $275,000 from the supply of materials as compared to $4,500,000 in the same period last year from the amortization of the up-front payment from Amgen which was fully amortized by February 2003. Research and development revenues for the six-month period ended December 31, 2003 increased from $25,000 to $100,000 for the same period of 2002, primarily due to an additional grant received.

Costs and Expenses

Total cost and expenses for the six-month period ended December 31, 2003 were $12,937,000, as compared to $11,644,000 for the same period in 2002, representing an increase of $1,293,000 or 11%. This was primarily due to changes in research and development expenses and general and administrative costs, all as discussed below. Research and development expenses for the six-month period ended December 31, 2003 increased by $1,943,000 from $8,563,000 to $10,506,000 as compared to the same period in 2002. This was primarily due to increased headcount in our research and development departments and increased manufacturing expenses, including lab supplies associated with producing compounds to be used in clinical trials. Cost of goods sold for the six-month period ended December 31, 2003 increased slightly to $273,000 from $260,000 for the same period in 2002, mainly due to increased sales. Sales and marketing expenses for the six-month period ended December 31, 2003 decreased by $29,000 to $609,000 from $638,000 for the same period of 2002. General and administrative costs for the six-month period ended December 31, 2003 decreased by $633,000 to $1,550,000 from $2,183,000 for the same period of 2002. This was primarily due to the recognition of compensation expense for the six-month period ended December 31, 2002 of $360,000 associated with issuance of a fully vested option to acquire 80,000 shares of our common stock at a purchase price of $4.94 per share, to Dr. Morton Coleman, a non-employee director, in consideration for consulting services to Immunomedics and reduced legal fees and other general and administrative expenses.

Interest Income

Interest and other income for the six-month period ended December 31, 2003 decreased by $320,000 to $310,000 from $630,000 for the same period in 2002, primarily due to lower rates of return on cash and reduced amount of cash available for investments.

Interest Expense

Interest expense for the six-month periods ending December 31, 2003 and 2002, was approximately $39,000 and $0, respectively. The interest expense for the six-month period ending December 31, 2003 was incurred with reference to the $6,376,000 bond financing with the New Jersey

Economic Development Authority which was completed in May 2003. See Note 8 to our consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Operating Results

Net loss for the six-month period ended December 31, 2003 was $10,041,000, or $0.20 per share, as compared to $4,671,000, or $0.09 per share, for the same period in 2002. The larger net loss in 2003 as compared to 2002 resulted primarily from lower license fee and other revenues, lower interest and other income and increased research and development costs resulting from increased research and development efforts, as discussed above. During the six-month period ended December 31, 2003, we recorded a tax benefit of $428,000 as a result of our sale of approximately $5,313,000 of New Jersey state net operating losses.

Liquidity and Capital Resources

Since our inception in 1982, we have financed our operations primarily through private sales of our equity securities, revenue earned under licensing agreements and to a lesser degree, from sales of CEA-Scan and LeukoScan, research grants from various sources and investment income. In January 2004, we completed the sale of $10.0 million in convertible debt securities as discussed below.

At December 31, 2003, we had working capital of $12,179,000, representing a decrease of $9,597,000 from $21,776,000 at June 30, 2003. At December 31, 2003, we had long-term debt of $5,738,000 through the New Jersey Economic Development Authority. The net decrease in working capital resulted principally from the net loss allocable to common stockholders during the six-month period ended December 31, 2003 of $10,041,000 and capital expenditures of $548,000.

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

Our cash, cash equivalents and marketable securities amounted to $15,372,000 at December 31, 2003, representing a decrease of $8,424,000 from $23,796,000 at June 30, 2003. This decrease was primarily attributable to the funding of operating expenses, payments of debt and capital expenditures. It is anticipated that working capital and cash, cash equivalents, and marketable securities will decrease during fiscal year 2004 as a result of planned operating expenses, payment of debt and capital expenditures, offset in part by projected revenues from sales of our diagnostic imaging products in the United States and Europe. However, there can be no assurance, as to the amount of revenues, if any, these imaging products will provide.

To date, we have not generated positive cash flow from operations, excluding the effects of the up-front payment received from Amgen in fiscal year 2001. We believe that our existing working capital should be sufficient to meet our capital and liquidity requirements for the next twelve months.

Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1, “Factors That May Affect Our Business and Results of Operations” in our Annual Report on Form 10-K for fiscal year ending June 30, 2003 and in other statements included herein. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us and access to capital markets that can provide us with the resources when necessary to fund our strategic priorities.

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

Subsequent Events

On January 20, 2004 we completed a $10.0 million financing of Convertible Senior notes, which are due January 2006. The notes bear interest at a fixed annual rate of 3.25% to be paid semiannually in arrears in cash or stock at the Company’s option. The holder of the notes may convert the notes at any time prior to the maturity date into shares of the company’s common stock at a conversion price of $6.09 per share. Immunomedics intends to file for registration of the notes and the applicable conversion shares within four months. The holder has a six-month option to purchase up to an additional $3.0 million of notes. Proceeds from the financing will be used to continue the Company’s aggressive development of its cancer and autoimmune disease therapeutics and for working capital and other general corporate purposes.

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility, a loan used to fund the expansion of our facility and convertible senior notes. We have identified and quantified the significant commitments in the following table for the fiscal years ending June 30:

Payments Due by Period

(in $000’s)

Contractual Obligation	2004	2005	2006	2007	2008	Thereafter	Total
Operating Lease(1)	$273	$545	$545	$552	$556	$9,601	$12,072
NJEDA Loan(2)	$673	$1,334	$1,317	$1,301	$1,284	—	$5,909
Convertible Senior notes(3)	$—	$325	$10,325	—	—	—	$10,650

TOTAL:	$946	$2,204	$12,187	$1,853	$1,840	$9,601	$28,631

(1) In November 2001, we renewed our operating lease for the Morris Plains facility for an additional term of twenty years expiring in October 2021 at a base annual rate of $545,000, which included an additional 15,000 square feet. The rent is fixed for the first five years and increases every five years thereafter.

(2) In May 2003 we obtained a loan for $6,376,000 at a variable interest rate through the New Jersey Economic Development Authority repayable monthly in 60 equal installments.

(3) In January 2004 we completed a $10.0 million financing of Convertible Senior notes for a two-year period due January 2006. The notes bear interest at a fixed annual rate of 3.25% to be paid semiannually in arrears in cash or stock at the Company’s option.

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which addresses how an issuer classifies and measures financial instruments within characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuers. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The adoption of SFAS 150 did not have a material impact on our consolidated financial statements.

In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46, which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires that if an entity has a controlling interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial statements.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that we may not reach an agreement with Amgen for return to us of North American and Australian development and commercialization rights for epratuzumab; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing diagnostic and therapeutic products; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Factors That May Affect Our Business and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2003, which has been filed with the Securities and Exchange Commission.

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

Our holdings of financial instruments are comprised primarily of corporate debt securities and municipal bonds. All such instruments are classified as securities available for sale with the exception of approximately $5,738,000 classified as restricted securities on the balance sheet at December 31, 2003. Although, shown in the table below, these municipal bonds collateralize a loan we received through the New Jersey Economic Development Authority, and therefore are not classified as available for sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate or return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings also are exposed to the risks of changes in the credit quality of issuers. We typically invest in highly liquid debt instruments with fixed interest rates.

The table below presents the principal amounts and related weighted average interest rates by fiscal year of maturity for our investment portfolio as of December 31, 2003:

	2004	2005	2006	2007	2008	Total	Fair Value
	(in thousands)
Fixed rate	$4,279	$1,620	$3,617	$3,209	—	$12,725	$12,836
Average interest rate	4.17%	1.26%	3.08%	1.72%	—	2.89%	—

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

In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls. There were no significant changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 2000, a now-defunct finance broker filed suit against the Company in the United States District Court for the District of Delaware. In the case, the plaintiff claimed that it is entitled to damages in the form of brokerage commissions for breach of an alleged confidentiality and non-circumvention contract. The suit against the Company was dismissed on summary judgment, but subsequently reinstated. Trial was held in late January 2004, and post-trial submissions are to be filed by early March. A decision by the Court is expected by the end of May 2004. Although it is not possible to forecast the Court’s decision, based on the Court’s initial ruling of dismissal and the trial, the Company believes that judgment will be entered in its favor. The Company further believes that even in the event of an unfavorable outcome, it will not have a material adverse affect on the Company’s financial position and results of operations.

On December 22, 2003 the Dutch Supreme Court held that Immunomedics’ Dutch patent for highly specific monoclonal antibodies against the cancer marker, carcinoembryonic antigen (CEA), was valid. Infringement was not finally decided, although Roche must now prove that a monoclonal antibody it uses in its CEA test kit does not satisfy a criterion that is generally satisfied for specific antibodies that bind to CEA. The Company believes that Roche is unlikely to accomplish this. Immunomedics’ European patent was validated and argued that the result in the Dutch courts should be enforceable in all those countries, since Roche sold the same product in each country and since the same patent was granted in each country. The Dutch Supreme Court repeated the reasoning of the Dutch District Court that the Brussels Convention should be interpreted to permit cross-border enforcement of European patents where a related group of companies sells the same product in countries where that same patent has been validated. The Dutch Supreme Court referred this issue to the European Court of Justice (ECJ) to provide a final interpretation of the Brussels Convention on this point.

Our patent counsel believes that the patents are valid and infringed, and that an unfavorable outcome is unlikely, although no assurances can be given in this regard. To the extent that Roche contests or challenges our patents, or files appeals or further nullity actions, there can be no assurance that significant costs for defending such patents may not be incurred.

There were no other legal proceedings nor any material developments during the fiscal quarter ended December 31, 2003 in any of the legal proceedings described in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2003 Annual Meeting of Stockholders was held on December 3, 2003. A quorum of 45,942,610 shares of our common stock (out of a total of 49,883,193 shares entitled to vote, or 92.1%) was represented at the meeting in person or by proxy. The following matters were voted upon:

1. The following persons were elected to our Board of Directors until the 2004 Annual Meeting of Stockholders and until their respective successors have been elected and qualified, or until their earlier death, resignation or removal: Dr. David M. Goldenberg, Cynthia L. Sullivan, Dr. Morton Coleman, Dr. Marvin E. Jaffe, Mary E. Paetzold and Richard R. Pivirotto. The votes were cast as follows:

Name	For	Against	Withheld	Broker Non-Vote
Dr. David M. Goldenberg	41,863,999	4,078,611	0	0
Cynthia L. Sullivan	42,101,864	3,840,746	0	0
Dr. Morton Coleman	44,447,407	1,495,203	0	0
Dr. Marvin E. Jaffe	45,219,315	723,295	0	0
Mary E. Paetzold	45,001,715	940,895	0	0
Richard R. Pivirotto	45,247,680	694,930	0	0

2. A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 2004. The votes were cast as follows:

For:	45,324,148
Against:	568,947
Abstain:	49,515
Broker Non-Vote	0

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(i)	On November 12, 2003, we filed a Current Report on Form 8-K to announce that we are in advanced discussions with Amgen concerning the possible return to us of North American and Australian development rights to epratuzumab.

(ii)	On November 14, 2003, we furnished a Current Report on Form 8-K to disclose that we had publicly disseminated a press release announcing our financial results for the three months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

February 12, 2004	By:	/s/ Cynthia L. Sullivan

Cynthia L. Sullivan President and Chief Executive Officer (Principal Executive Officer)

February 12, 2004	By:	/s/ Gerard G. Gorman

Gerard G. Gorman Vice President, Finance, and Chief Financial Officer (Principal Financial and Accounting Officer)