Form 10-Q
period 2004-03-31
IMMUNOMEDICS INC
filed 2004-05-13
CIK 722830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (Mark One)

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

                                       or

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
  (State or other jurisdiction of      (I.R.S. Employer Identification
   incorporation or organization)                    No.)


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

      The number of shares of the Registrant's common stock outstanding as of May 11, 2004 was 49,883,193.

                               IMMUNOMEDICS, INC.

                                TABLE OF CONTENTS


PART I:     FINANCIAL INFORMATION                                    Page No.
                                                                     --------

ITEM 1.     FINANCIAL STATEMENTS:

            Consolidated Balance Sheets as of March 31, 2004
            (unaudited) and June 30, 2003..................................3

            Consolidated Statements of Operations
            and Comprehensive Income (Loss) for the
            Three Months and Nine Months Ended
            March 31, 2004 and 2003 (unaudited)............................4

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended March 31, 2004 and 2003 (unaudited)..........5

            Notes to Unaudited Consolidated Financial Statements...........6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................14

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK.............................................23

ITEM 4.     CONTROLS AND PROCEDURES.......................................24

PART II:    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.............................................24

ITEM 2.     CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
            PURCHASES OF EQUITY SECURITIES................................25

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES...............................25

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS...........................................25

ITEM 5.     OTHER INFORMATION.............................................25

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..............................26

SIGNATURES............................................................... 27

ITEM 1.  FINANCIAL STATEMENTS



                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                     MARCH 31,             June 30,
                                                                                       2004                  2003
                                                                                  ----------------      ----------------
                                   ASSETS                                           (UNAUDITED)
Current Assets:
     Cash and cash equivalents.................................................. $     14,058,703      $     13,601,627
     Marketable securities......................................................        5,492,950            10,194,813
     Restricted securities......................................................        1,275,200             1,381,466
     Accounts receivable, net of allowance for doubtful accounts of $382,152 and $381,681, at March 31, 2004 and June 30, 2003,
          respectively..........................................................        1,313,284               930,134
     Inventory..................................................................          630,795               839,480

     Other current assets.......................................................        1,004,519               825,372
                                                                                 ----------------      ----------------
                     Total current assets.......................................       23,775,451            27,772,892
Property and equipment, net of accumulated depreciation of $12,687,607 and
          $11,247,869, at March 31, 2004 and June 30, 2003,
          respectively..........................................................       11,743,353            12,298,971
Restricted securities...........................................................        4,144,400             4,994,534
Other long-term assets..........................................................           77,788                63,157
                                                                                  ----------------      ----------------
                                                                                 $     39,740,992      $     45,129,554
                                                                                  ================      ================


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt..........................................  $     1,275,200       $     1,381,466
     Accounts payable...........................................................        2,698,486             1,432,175
     Other current liabilities..................................................        3,071,080             3,183,571
                                                                                  ----------------      ----------------
                     Total current liabilities..................................        7,044,766             5,997,212
                                                                                  ----------------      ----------------

Long-term debt..................................................................       14,144,400             4,994,534
Minority interest...............................................................          406,744               471,044
Commitments and Contingencies
Stockholders' equity:
     Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares
         issued and outstanding at March 31, 2004 and June 30, 2003.............                -                     -
     Common stock, $0.01 par value; authorized 70,000,000 shares; issued and outstanding, 49,890,693 and 49,878,193 shares at March 31, 2004 and
         June 30, 2003, respectively...........................................           498,907               498,782
     Capital contributed in excess of par......................................       159,159,949           159,037,244
     Treasury stock, at cost, 34,725 shares....................................          (458,370)             (458,370)
     Accumulated deficit........................................................     (141,432,351)         (125,902,490)
     Accumulated other comprehensive income....................................           376,947               491,598
                                                                                  ----------------      ----------------
                     Total stockholders' equity.................................       18,145,082            33,666,764
                                                                                  ----------------      ----------------
                                                                                  $    39,740,992       $    45,129,554
                                                                                  ================      ================

     See accompanying notes to unaudited consolidated financial statements.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)


                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         MARCH 31,                          MARCH 31,
                                                              -------------------------------    ----------------------------
                                                                    2004             2003              2004           2003
                                                              -------------------------------    ----------------------------
Revenues:                                                                                (UNAUDITED)
     Product sales..........................................  $   1,053,616    $    1,088,012    $   2,790,668  $   2,633,113
     License fee and other revenues.........................         54,043         4,518,709          460,003      9,304,487
     Research and development...............................         43,749             8,428          143,749         33,710
                                                              -------------    --------------    -------------  -------------
          Total revenues....................................      1,151,408         5,615,149        3,394,420     11,971,310
                                                              -------------    --------------    -------------  -------------

Costs and Expenses:
     Costs of goods sold....................................        112,770           159,156          385,439        419,136
     Research and development...............................      5,221,194         4,861,759       15,726,693     13,382,048
     Sales and marketing....................................        353,985           356,933          962,739      1,050,919
     General and administrative.............................        961,836           768,553        2,512,260      2,896,004
                                                              -------------    --------------    -------------  -------------
          Total costs and expenses..........................      6,649,785         6,146,401       19,587,131     17,748,107
                                                              -------------    --------------    -------------  -------------
Operating loss..............................................     (5,498,377)         (531,252)     (16,192,711)    (5,776,797)
     Interest and other income..............................        116,125           282,878          426,566        871,292
     Interest expense.......................................        (81,835)                -         (120,706)             -
     Minority interest......................................         20,314            23,823           64,300         66,245
     Foreign currency transaction gain (loss)................        12,842           (66,906)          21,840       (122,882)
                                                              -------------    --------------    -------------  -------------
Loss before income tax.......................................    (5,430,931)         (291,457)     (15,800,711)    (4,962,142)
Income tax (expense) benefit.................................       (58,187)          744,756          270,850        744,756
                                                              -------------    --------------    -------------  -------------
Net (loss) income............................................ $  (5,489,118)   $      453,299    $ (15,529,861) $  (4,217,386)
                                                              =============    ==============    =============  =============
Per share data (basic and diluted):
Net (loss) income............................................ $       (0.11)   $         0.01    $       (0.31) $       (0.08)
                                                              =============    ==============    =============  =============
Weighted average number of common shares outstanding.........    49,887,644        49,878,193       49,884,120     49,877,788
                                                              =============    ==============    =============  =============

Comprehensive (loss) income:
     Net (loss) income....................................... $  (5,489,118)   $      453,299    $ (15,529,861) $  (4,217,386)
     Other comprehensive income (loss), net of tax:
         Foreign currency translation adjustments............       (53,731)           96,094           98,660        188,943
         Unrealized gain (loss) on securities available for
            sale.............................................       (25,210)          (86,549)        (213,311)       (73,187)
                                                              -------------    --------------    -------------  -------------
     Other comprehensive income (loss).......................       (78,941)            9,545         (114,651)       115,756
                                                              -------------    --------------    -------------  -------------
Comprehensive (loss) income.................................. $  (5,568,059)   $      462,844    $ (15,644,512) $  (4,101,630)
                                                              =============    ==============    =============  =============

     See accompanying notes to unaudited consolidated financial statements.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       NINE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 -------------------------------
                                                                                     2004             2003
                                                                                 --------------   --------------
Cash flows from operating activities:                                                     (UNAUDITED)
     Net loss..................................................................  $  (15,529,861)  $   (4,217,386)

Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
Depreciation...................................................................       1,439,738        1,018,678
Minority interest..............................................................         (64,300)         (66,245)
Provision for allowance for doubtful accounts..................................         (32,164)          37,722
Amortization of bond premium...................................................         174,231          187,486
Non-cash expense relating to issuance of stock options.........................          79,830          439,830
Changes in operating assets and liabilities....................................         916,401          288,736
Deferred revenue...............................................................               -       (7,475,728)
                                                                                 --------------   --------------
     Net cash used in operating activities.....................................     (13,016,125)      (9,786,907)
                                                                                 --------------   --------------

Cash flows from investing activities:
     Purchases of marketable securities........................................        (749,977)      (9,979,667)
     Proceeds from sales and maturities of marketable securities...............       6,020,698       24,403,072
     Purchases of property and equipment.......................................        (884,120)      (6,330,088)
                                                                                 --------------   --------------
     Net cash provided by investing activities.................................       4,386,601        8,093,337
                                                                                 --------------   --------------

Cash flows from financing activities:
     Issuance of senior convertible notes......................................      10,000,000                -
     Exercise of stock options.................................................          43,000            1,336
     Payments of debt..........................................................        (956,400)               -
                                                                                 --------------   --------------
     Net cash provided by financing activities.................................       9,086,600            1,336
                                                                                 --------------   --------------
Net increase (decrease) in cash and cash equivalents...........................         457,076       (1,692,234)
Cash and cash equivalents, beginning of period.................................      13,601,627       13,062,954
                                                                                 --------------   --------------
Cash and cash equivalents, end of period.......................................  $   14,058,703   $   11,370,720
                                                                                 ==============   ==============

     See accompanying notes to unaudited consolidated financial statements.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

      Reference is made to the Annual Report on Form 10-K of Immunomedics, Inc., a Delaware corporation ("Immunomedics," the "Company," "we," "our" or "us") for the year ended June 30, 2003, which contains our audited consolidated financial statements and the notes thereto.

1.    BUSINESS OVERVIEW AND BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2003 has been derived from the Company's audited 2003 consolidated financial statements. Operating results for the three and nine-month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2004, or any other period. Certain adjustments and reclassifications were made to conform to the current year presentation.

      The Company has never achieved profitable operations on an annual basis and there is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, its ability to achieve profitability will depend on numerous factors, including, without limitation, the following:

      o the Company's ability to identify compounds with diagnostic and/or therapeutic value, and then conduct and complete clinical trials for such product candidates on a timely basis;

      o the Company's ability to comply with all applicable federal, state and foreign legal requirements, including, without limitation, those promulgated by the U.S. Food and Drug Administration;

      o the Company's ability to obtain additional financial resources on commercially acceptable terms or at all; and

      o many other factors associated with the commercial development of therapeutic and diagnostic products outside of the Company's control.

      Since inception in 1982, the Company has relied primarily upon the private and public sale of its equity securities and, more recently, of its convertible debt securities, to fund operations. It has also received limited revenues from research and development alliances and, more recently, from commercial sales of two diagnostic imaging products. While the Company believes that its existing resources should be sufficient to meet its capital and liquidity requirements for at least the next twelve months, these resources could be expended more rapidly for many reasons, including unexpected changes in the Company's research and development activities, as well as other factors affecting its operating expenses and capital expenditures. There can be no assurance that it will be able to obtain additional capital when needed on acceptable terms, if at all.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION AND PRESENTATION

      The consolidated financial statements include the accounts of Immunomedics and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest is recorded for a majority-owned subsidiary.

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

   FOREIGN CURRENCIES

      For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at the period-end exchange rates, and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders' equity in the Consolidated Balance Sheets and are included in the determination of comprehensive income in the Consolidated Statements of Stockholders' Equity. Transaction gains and losses are included in the determination of net income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

   CASH EQUIVALENTS AND MARKETABLE SECURITIES

      The Company considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents.

      Immunomedics' investments in cash equivalents and marketable securities are classified as available for sale securities. The portfolio at March 31, 2004 primarily consisted of corporate debt securities and municipal bonds.

   CONCENTRATION OF CREDIT RISK

      Cash, cash equivalents and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. Immunomedics invests its cash in debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates. The Company has historically held the investments to maturity. However, the Company has the ability to sell these investments before maturity and has therefore classified the investments as available for sale. The Company has never experienced any significant losses on investments.

   INVENTORY

      Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. As of March 31, 2004, the inventory balance consisted of approximately $630,000 of finished goods as compared to $839,000 as of June 30, 2003.

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

   REVENUE RECOGNITION

      Payments received under contracts to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Payments received in advance that are related to future performance are deferred and recognized as revenue when the research projects are performed. Upfront, nonrefundable fees associated with license and development agreements where the Company has continuing involvement in the agreement are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. Revenues from the achievement of research and development milestones are recognized when the milestones are achieved.

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

      Benefits received resulting from the sale of our New Jersey state net operating losses ("NOL") are recognized as a tax benefit when the NOL is approved for sale by the state of New Jersey. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

   NET LOSS PER SHARE ALLOCABLE TO COMMON STOCKHOLDERS

      Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the nine-month period ended March 31, 2004 and 2003. The common stock equivalents excluded from the diluted per share calculation are 4,437,250 and 3,617,750 shares at March 31, 2004 and 2003, respectively.

   COMPREHENSIVE INCOME (LOSS)

      Comprehensive loss consists of net loss, net unrealized gains (losses) on securities available for sale and certain foreign exchange changes and is presented in the Consolidated Statements of Operations and Comprehensive Income
(Loss).

STOCK-BASED COMPENSATION

      Immunomedics applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the then-current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

      Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss allocable to common stockholders and related per share amounts would have been the pro forma amounts indicated below:

                                                       THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                            MARCH 31,                              MARCH 31,
                                                 -------------------------------       ----------------------------------
                                                     2004              2003                2004                 2003
                                                     ----              ----                ----                 ----

Net income (loss), as reported                   $(5,489,118)      $    453,299       $  (15,529,861)     $  (4,217,386)
Add:  Stock-based employee
compensation expense                                   26,610            26,610               79,830             79,830
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards                  (2,054,484)       (1,971,735)          (6,306,110)        (5,898,329)
                                                  -----------       ------------       --------------       -------------
Pro forma net loss                               $ (7,516,992)     $ (1,491,826)      $  (21,756,141)  $    (10,035,885)
                                                  ===========       ============       ==============       =============

(Loss) earnings per share:
         -as reported                                  $(0.11)            $0.01               $(0.31)            $(0.08)
         -pro forma                                    $(0.15)           $(0.03)              $(0.44)            $(0.20)

3.    MARKETABLE SECURITIES AND RESTRICTED SECURITIES

      Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as a separate component of accumulated other comprehensive income (loss). Immunomedics considers all of its current investments to be available-for-sale. Marketable securities and restricted securities at March 31, 2004 and June 30, 2003 consist of the following ($ in thousands):


                                                                     Gross             Gross           Estimated
                                            Amortized             Unrealized        Unrealized           Fair
                                               Cost                  Gain              Loss              Value
   ------------------------------------ --- ---------- ---------- ---------- ------ --------- -- ---- -----------

   March 31, 2004
   --------------
   Municipal Bonds/Agency                  $      7,402          $        12       $       (12)     $      7,402
   Corporate Debt Securities                      3,416                   94                 -             3,510
                                            -----------           ----------        ----------        ----------
                                           $     10,818          $       106       $       (12)     $     10,912
                                            ===========           ==========        ==========        ==========


   June 30, 2003
   -------------
   Municipal Bonds                         $      7,017          $        14      $         (9)      $     7,022
   Corporate Debt Securities                      9,293                  256                 -             9,549
                                            -----------           ----------        ----------        ----------
                                           $     16,310          $       270      $         (9)      $    16,571
                                            ===========           ==========       ===========        ==========

Restricted securities at March 31, 2004 and June 30, 2003 of approximately $5,419,600 and $6,376,000, respectively, are included in the table above. There is approximately $69,000 and $22,000 of unrealized losses included in cash equivalents at March 31, 2004 and June 30, 2003, respectively.


4.    PROPERTY AND EQUIPMENT

       Property and equipment consists of the following ($ in thousands):

                                        March 31, 2004            June 30, 2003
                                        --------------            -------------

  Machinery and equipment                 $      5,150               $    4,613
  Leasehold improvements                        17,226                   16,951
  Furniture and fixtures                           766                      766
  Computer equipment                             1,289                    1,217
                                           -----------                ---------
                                                24,431                   23,547
  Accumulated depreciation and
  amortization                                 (12,688)                 (11,248)
                                           -----------                ---------
                                          $     11,743               $   12,299
                                           ===========                =========


5.    GEOGRAPHIC SEGMENT

      Immunomedics manages its operations as one line of business focused on the use of monoclonal antibodies to detect and treat cancer and other serious diseases, which the Company currently reports as a single industry segment. The Company and its subsidiaries currently market and sell one diagnostic imaging product in the United States and two diagnostic imaging products throughout Europe.

      The following tables present financial information based on the geographic location of its facilities for the three and nine-month periods ended March 31, 2004 and 2003 (total revenues include product sales revenue, license fee and other revenues and research and development revenue) ($ in thousands):

  THREE MONTHS ENDED
                                          March 31, 2004
                                          --------------

                                 United
                                 States          Europe            Total
                                 ------          ------            -----
  Total revenues                   $225            $926           $1,151
  Net income (loss)              (6,014)            525           (5,489)

                                          March 31, 2003
                                          --------------

                                 United
                                 States          Europe            Total
                                 ------          ------            -----
  Total revenues                 $4,679            $936           $5,615
  Net income (loss)                (114)            568              453


  NINE MONTHS ENDED
                                          March 31, 2004
                                          --------------
                                 United
                                 States          Europe            Total
                                 ------          ------            -----
  Total revenues                   $978          $2,416           $3,394
  Net income (loss)             (16,921)          1,391          (15,530)
   Total assets                  36,874           2,867           39,741

                                          March 31, 2003
                                          --------------
                                 United
                                 States          Europe            Total
                                 ------          ------            -----
  Total revenues                 $9,806          $2,165          $11,971
  Net income (loss)              (5,449)          1,232           (4,217)
  Total assets                   40,359           2,838           43,197


6.    RELATED PARTY TRANSACTIONS

      Certain of the Company's affiliates, including members of senior management and its Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David
M. Goldenberg, the Chairman of the Board of Directors and Chief Strategic Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology ("CMMI"). Dr. Goldenberg and Ms. Sullivan are husband and wife. For a description of these relationships and transactions, see the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and the notes to the audited financial statements contained therein.

      The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $70,000 and $69,000 for the nine-month periods ended March 31, 2004 and 2003, respectively. It also provides to CMMI, at no cost, laboratory materials and supplies. However, any inventions made independently of the Company at CMMI are the property of CMMI.

      During the nine-month periods ended March 31, 2004 and 2003, the Board of Directors authorized grants to CMMI of $306,000 and $290,000, respectively, to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI.

      For each of the nine-month periods ended March 31, 2004 and 2003, Dr. Goldenberg received $41,250 in compensation for his services to IBC Pharmaceuticals, Inc., a Delaware corporation and a majority-owned subsidiary of the Company ("IBC"). The Company owns approximately 74% of the capital stock of IBC. Dr. Goldenberg owns approximately 18% of the capital stock of IBC, and the remaining 8% of IBC is held by various third parties, some of whom are adult members of Dr. Goldenberg's family, as to which shares Dr. Goldenberg disclaims beneficial ownership.


7.    LICENSE AND DISTRIBUTION AGREEMENTS

      On December 17, 2000, the Company entered into a Development and License Agreement (the "Amgen Agreement") with Amgen Inc. ("Amgen"), whereby Amgen obtained exclusive rights to continue the clinical development and commercialization in North America and Australia of the Company's unlabeled, or "naked," CD22 antibody compound, epratuzumab, for the treatment of patients with non-Hodgkin's lymphoma.

      The Company received an up-front payment of $18,000,000 that was recognized, beginning February 2001, as revenue of $750,000 per month over a period of 24 months. As of February 2003, this up-front payment was fully recognized as "License fee and other revenues." Accordingly, the Company recognized $0 and $5,250,000 as "License fee and other revenues" for the nine-month periods ended March 31, 2004, and 2003, respectively. Costs incurred relating to the manufacture of the materials supplied to Amgen were recorded as research and development expense as incurred. During the nine-month periods ended March 31, 2004, and 2003, the Company incurred $275,000 and $1,317,000, respectively, of costs associated with supplying materials to Amgen.

      In June 2002, the Company granted a non-exclusive license to Daiichi Pure Chemicals Co. under Immunomedics' carcinoembryonic antigen (CEA) patents. In addition, the Company recorded a royalty of $135,000 and $184,000 for the nine-month periods ended March 31, 2004, and 2003, respectively, as "License fee and other revenues" under that license.

      In October 2003, the Company entered into a research collaboration with Schering AG of Berlin, Germany, involving bispecific antibody, pretargeting technologies for cancer therapy being developed by IBC.


8.    DEBT

      In January 2004, the Company completed a $10,000,000 financing of Convertible Senior Notes, which are due January 12, 2006. The notes bear interest at a fixed annual rate of 3.25% to be paid semiannually in arrears in cash or stock at the Company's option, beginning in July 2004. The holder of the notes may convert the notes at any time prior to the maturity date into shares of the Company's common stock at a conversion price of $6.09 per share. Immunomedics has filed a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), with the Securities and Exchange Commission for registration of the notes and the shares of common stock issuable upon conversion of the notes. The registration statement has not yet become effective. The holder has a six-month option to purchase up to an additional $3,000,000 of notes. Proceeds from the financing will be used to continue the Company's development of its cancer and autoimmune disease therapeutics and for working capital and other general corporate purposes. At March 31, 2004, the Company's indebtedness under this financing was $10,000,000, which will mature on January 12, 2006, unless earlier converted or repurchased. For the nine-month period ended March 31, 2004, the Company incurred interest expense of approximately $64,000.

      In May 2003, Immunomedics completed a $6,376,000 bond financing with the New Jersey Economic Development Authority, pursuant to which Immunomedics was able to refinance its capital investment in a new manufacturing facility at a rate of interest below that which would have otherwise been available. The interest rate on the bonds was approximately 1.3% at March 31, 2004. In connection with this financing, Immunomedics granted certain security interests to the New Jersey Economic Development Authority with respect to its properties and assets, and agreed to become subject to certain customary affirmative as well as restrictive covenants, none of which it believes will affect its business or operations in any material respect. In addition, the bonds are subject to mandatory redemption, if the fair value of the Company's collateralized assets falls below the outstanding loan balance. The Company's collateral is recorded as restricted securities in the balance sheet. Restricted securities include highly liquid, marketable securities whose carry value is approximate fair value. At March 31, 2004, the Company's indebtedness under this financing was approximately $5,419,600 due in equal monthly installments over the next 51 months. For the nine-month periods ended March 31, 2004 and 2003, the Company incurred interest expense of approximately $56,000 and $0, respectively. Interest and principal payments are due monthly.


9.    SUBSEQUENT EVENT

      On April 8, 2004, pursuant to a termination agreement between Amgen and the Company, Amgen returned all rights for epratuzumab, the humanized CD22 monoclonal antibody therapeutic the Company licensed to Amgen as part of the Amgen Agreement in December 2000, including rights to second generation molecules and conjugates.

      As part of the transaction, the Company issued to Amgen a five-year warrant to purchase 100,000 shares of our common stock at a price equal to $16.00 per share with an estimated value of $220,000, which will be recorded in the fourth quarter as an expense. If epratuzumab is approved for commercialization in the United States for non-Hodgkin's lymphoma therapy, the Company will be required to pay Amgen a milestone payment in the amount of $600,000. There are no other financial obligations between the parties as a result of the termination agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Immunomedics is a biopharmaceutical company focused on the development, manufacture and marketing of monoclonal, antibody-based products for the detection and treatment of cancer and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a broad pipeline of therapeutic product candidates that utilize several different mechanisms of action. A portfolio of intellectual property that includes 89 issued patents in the United States, and 294 other issued patents worldwide, is intended to protect our product candidates and technologies.

      In addition to our therapeutic discoveries, our proprietary technologies have also enabled us to develop highly specific diagnostic imaging agents, one of which, CEA-Scan(R), has been approved in the United States, Canada and the European Union, where it is currently being marketed for the detection of colorectal cancers. Our second diagnostic product, LeukoScan(R), has been approved in Europe and Australia, where it is currently being marketed for the detection of bone infections. We have five additional diagnostic product candidates in pre-clinical or clinical development.

      From inception in 1982 until March 31, 2004, we had an accumulated deficit of approximately $141.4 million and have never earned a profit in any fiscal year. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature or source of which cannot be predicted), our losses will continue as we continue to conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years.

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

RESEARCH AND DEVELOPMENT

      As of March 31, 2004, we employed 22 professionals in our research and development departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs. Based on forecasts as of March 31, 2004, we expect to spend between $19.0 and $22.0 million in the aggregate for the fiscal year ending June 30, 2004 on research and development operating expenses.

      In order to further support our research and development efforts, as well as prepare for future commercialization of our product candidates, we completed a major expansion of our manufacturing facilities at a total cost of approximately $6.4 million. See "Liquidity and Capital Resources" below. We believe that our facilities, as expanded, will be adequate to support our research and development activities for the next two years without the need for any material capital expenditures.

      At any one time our scientists are engaged in the research and development of multiple therapeutic compounds. Because we do not track expenses on the basis of each individual compound under investigation, but rather aggregate research and development costs for accounting purposes, it is not possible for investors to analyze and compare the expenses associated with unsuccessful research and development efforts for any particular fiscal period with those associated with compounds that are determined to be worthy of further development. This may make it more difficult for investors to evaluate our business and future prospects.

   THERAPEUTICS

      Substantially all of our research and development efforts involve the use of monoclonal antibodies to treat cancer and other serious diseases in one of two ways. In the first, the antibodies are unlabeled, or "naked," and used to treat the disease directly. In the second, the antibodies are labeled, or conjugated, with radioisotopes, chemotherapeutic agents, toxins or other substances. In each case the antibodies first seek out, and then bind to, a particular target on diseased cells or on cells involved in a disease process.

      EPRATUZUMAB

      Our most advanced therapeutic product candidate, epratuzumab (IMMU-103), is an unlabeled humanized antibody which targets an antigen, known as the CD22 marker, found on the surface of a certain class of lymphocytes, a type of white blood cell. This antibody also binds to the malignant forms of these cells that comprise non-Hodgkin's B-cell lymphoma and acute and chronic lymphocytic leukemias. The clinical trials of IMMU-103, which involved more than 340 patients, demonstrated good safety, tolerability and anti-tumor activity.

      In December 2000, we entered into a Development and License Agreement with Amgen to license IMMU-103 in North America and Australia. Under this agreement, Amgen was responsible for the final clinical development, manufacture and commercialization of IMMU-103 for these markets. Amgen had conducted multiple clinical trials in North America and Australia with IMMU-103 for the treatment of non-Hodgkin's lymphomas with patients. In some of these trials, IMMU-103 was administered in combination with Rituxan(R), the first therapeutic antibody approved for treating cancer in the United States, with reported sales in excess of $1.5 billion per year.

      On November 11, 2003, we announced that we were engaged in discussions with Amgen regarding return of North American and Australian development rights for epratuzumab. On April 8,

2004, Amgen returned to us all rights for epratuzumab. As part of the transaction, we issued to Amgen a five-year warrant to purchase 100,000 shares of our common stock at a price equal to $16.00 per share. This warrant has an estimated current value of approximately $220,000. If epratuzumab is approved for commercialization in the United States for non-Hodgkin's lymphoma therapy, the Company will be required to pay Amgen a milestone payment in the amount of $600,000. There are no other financial obligations between the parties as a result of the termination agreement.

      We have recently also begun the evaluation of IMMU-103 in patients with certain autoimmune diseases.

      While the clinical results to date have been encouraging, we are not able to determine when, if ever, epratuzumab will be approved for sale in the United States or anywhere else. Even if it is approved, there can be no assurance that it will be commercially successful or that we will ever receive revenues equal to our financial investment in this product candidate.

      We have been evaluating IMMU-102, (Y-90 eMAb) in a Phase I/II clinical trial being conducted in the United States and Europe. This clinical trial is examining the safety and efficacy of IMMU-102 in patients with indolent or aggressive non-Hodgkin's lymphoma who have had a relapse of disease following standard chemotherapy. We are encouraged by the results of these trials and we are in the process of expanding these studies.

      OTHER THERAPEUTIC PRODUCT CANDIDATES

      We also have in development a solid tumor therapeutic product candidate that targets an antigen known as carcinoembryonic antigen, or CEA. The CEA antigen is abundant at the site of virtually all cancers of the colon and rectum and is associated with many other solid tumors, such as breast and lung cancers. Our humanized CEA antibody (hCEA, IMMU-100), is in clinical testing both in unlabeled and radiolabeled forms. The unlabeled form is being tested in a Phase I dose-escalation trial in patients with colorectal or breast cancer. A Phase II trial has been completed in Europe for IMMU-111 (hCEA-I-131) in patients with proven or suspected metastatic colorectal cancer who failed chemotherapy. We believe that the initial results with IMMU-111 are encouraging. This Phase I/II trial with IMMU-101 (hCEA-Y-90) has completed accrual in the United States and in Europe in patients with advanced colorectal and pancreatic cancers.

      We have recently begun the clinical evaluation of IMMU-105, a new humanized antibody labeled with Y-90, for the treatment of primary liver cancer. IMMU-105 binds to an antigen known as alpha-fetoprotein (AFP), which is commonly produced by primary liver tumors. We also are commencing clinical trials with IMMU-106 (anti-CD20) for the treatment of certain autoimmune diseases and non-Hodgkin's lymphoma, and we have received approval from the U.S. Food and Drug Administration, or FDA, to begin clinical trials with IMMU-107 (for use in targeting anti-MUC 1 antibody) for pancreatic cancer therapy. In addition to these three product candidates, we have several others in pre-clinical development.

   DIAGNOSTICS

      In 1998, we began to transition our focus away from the development of diagnostic imaging products in order to accelerate the development of our therapeutic product candidates. As a result, as of March 31, 2004, research and development into diagnostic product candidates was no longer a material portion of our business.

   IBC PHARMACEUTICALS, INC.

      In October 2003, the Company entered into a research collaboration with Schering AG of Berlin, Germany, involving bispecific antibody, pretargeting technologies for cancer therapy being developed by IBC, the Company's majority-owned subsidiary.

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

      Revenue from product sales is recorded when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Allowances, if any, are established for uncollectible amounts, estimated product returns and discounts. Since allowances are recorded based on management's estimates, actual amounts may be different in the future.

   FOREIGN CURRENCY RISKS

      Since we operate in countries outside of the United States, we are exposed to various foreign currency risks. Two specific risks arise from the nature of the contracts we execute with our customers since from time to time contracts are denominated in a currency different than our subsidiary's local currency. These risks are generally applicable only to a portion of the contracts executed by our foreign subsidiaries. The first risk occurs as revenue recognized for products or services rendered is denominated in a currency different from the currency in which our subsidiary's expenses are incurred. As a result, our subsidiary's earnings can be affected by fluctuations in exchange rates. Historically, fluctuations in exchange rates from those in effect at the time contracts were executed have not had a material effect upon our consolidated financial results.

      The second risk results from the passage of time between the invoicing of customers and affiliates under these contracts and the ultimate collection of customer payments against such invoices. Because the contract is denominated in a currency other than the subsidiary's local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared and payment from the customer is received will result in our receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. This difference is recognized by us as a foreign currency transaction gain or loss, as applicable, and is reported in other expense (income) in our Consolidated Statements of Operations and Comprehensive Income
(Loss).

      Finally, our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting our consolidated financial results. The process by which each foreign subsidiary's financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. To date, such cumulative translation adjustments have not been material to our consolidated financial position.

   STOCK-BASED COMPENSATION

      We grant stock options to our employees at an exercise price equal to the fair value of the underlying shares of common stock at the date of grant and account for these stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB Opinion No. 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the income statement. However, for purposes of disclosure only, we estimate the fair value of stock options through the use of option-pricing models. In determining the values to use in our option-pricing model, we make several subjective estimates about the characteristics of the underlying stock and the expected timing of option exercise. Changes to these estimates can change the fair value disclosures in our financial statements.

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

THREE-MONTH PERIOD ENDED MARCH 31, 2004 COMPARED TO 2003

Revenues

      Revenues for the three-month period ended March 31, 2004 were $1,151,000, as compared to $5,615,000 for the same period in 2003, representing a decrease of $4,464,000, or 80%, primarily due to a decrease in research and development revenues, as explained below. Product sales for the three-month period ended March 31, 2004 were $1,053,000, as compared to $1,088,000 for the same period in 2003, representing a decrease of $35,000, or 3%. License fee and other revenues for the three-month period ended March 31, 2004 decreased to $54,000 from $4,519,000 for the same period in 2003. This is primarily due to the full recognition of the Amgen up-front payment by February 2003. Research and development revenues for the three-month period ended March 31, 2004 increased from $8,000 to $44,000 for the same period of 2003, primarily due to a grant we received.

Costs and Expenses

      Total cost and expenses for the three-month period ended March 31, 2004 were $6,650,000, as compared to $6,146,000 for the same period in 2003, representing an increase of $504,000, or 8%. This increase was primarily due to increases in research and development expenses offset in part by a decrease of general and administrative costs, all as discussed below. Research and development expenses for the three-month period ended March 31, 2004 increased by $359,000 from $4,862,000 to $5,221,000 as compared to the same period in 2003. This was primarily due to increased headcount in our research and development departments and increased manufacturing expenses, including laboratory supplies associated with producing compounds to be used in clinical trials. Cost of goods sold for the three-month period ended March 31, 2004 decreased to $113,000 from $159,000 for the same period in 2003 mainly due to reduced sales. Sales and marketing expenses for the three-month period ended March 31, 2004 were approximately the same as the third quarter of 2003. General and administrative costs for the three-month period ended March 31, 2004 increased by $193,000 to $962,000 from $769,000 for the same period of 2003. The increase was primarily due to increased consulting fees relating to Sarbanes-Oxley compliance.

Interest Income

      Interest and other income for the three-month period ended March 31, 2004 decreased by $167,000 to $116,000 from $283,000 for the same period in 2003, primarily due to lower rates of return on cash and reduced amount of cash available for investments.

Interest Expense

      Interest expense for the three-month periods ended March 31, 2004 and 2003, was approximately $82,000 and $0, respectively. The interest expense for the three-month period ended March 31, 2004 was incurred with reference to the $6,376,000 bond financing with the New Jersey Economic Development Authority, which was completed in May 2003, and the issuance of $10,000,000 aggregate principal amount of convertible senior notes, which was completed in January 2004. See Note 8 to our consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Operating Results

      Net loss for the three-month period ended March 31, 2004 was $5,489,000, or $0.11 per share, as compared to net income of $453,000, or $0.01 per share, for the same period in 2003. The net loss in 2004 as compared to net income in the comparable period in 2003 resulted primarily from lower license fee and other revenues, lower interest and other income and increased research and development costs resulting from increased research and development efforts, as discussed above.

NINE-MONTH PERIOD ENDED MARCH 31, 2004 COMPARED TO 2003

Revenues

      Revenues for the nine-month period ended March 31, 2004 were $3,394,000, as compared to $11,971,000 for the same period in 2003, representing a decrease of $8,577,000, or 72%, primarily due to a decrease in research and development revenues, as explained below. Product sales for the nine-month period ended March 31, 2004 were $2,790,000, as compared to $2,633,000 for the same period in 2003, representing an increase of $157,000, or 6%. License fee and other revenues for the nine-month period ended March 31, 2004 decreased to $460,000 from $9,304,000 for the same period in 2003, representing a decrease of $8,844,000. This is primarily due to the full recognition of the Amgen up-front payment by

February 2003. Research and development revenues for the nine-month period ended March 31, 2004 increased from $34,000 to $144,000 for the same period of 2003, primarily due to an additional grant received.

Costs and Expenses

      Total costs and expenses for the nine-month period ended March 31, 2004 were $19,587,000, as compared to $17,748,000 for the same period in 2003, representing an increase of $1,839,000, or 10%. This increase was primarily due to changes in research and development expenses and general and administrative costs, all as discussed below. Research and development expenses for the nine-month period ended March 31, 2004 increased by $2,345,000 from $13,382,000 to $15,727,000 as compared to the same period in 2003. This was primarily due to increased headcount in our research and development departments and increased manufacturing expenses, including laboratory supplies associated with producing compounds to be used in clinical trials. Cost of goods sold for the nine-month period ended March 31, 2004 decreased to $385,000 from $419,000 for the same period in 2003, mainly due to reduced sales. Sales and marketing expenses for the nine-month period ended March 31, 2004 decreased by $88,000 to $963,000 from $1,051,000 for the same period of 2003. General and administrative costs for the nine-month period ended March 31, 2004 decreased by $507,000 to $2,512,000 from $2,896,000 for the same period of 2003. This was primarily due to the recognition of compensation expense for the nine-month period ended March 31, 2003 of $360,000 associated with issuance of a fully vested option to acquire 80,000 shares of our common stock at a purchase price of $4.94 per share to Dr. Morton Coleman, a non-employee director, in consideration for consulting services to Immunomedics, and reduced legal fees and other general and administrative expenses.

Interest Income

      Interest and other income for the nine-month period ended March 31, 2004 decreased by $444,000 to $427,000 from $871,000 for the same period in 2003, primarily due to lower rates of return on cash and reduced amount of cash available for investments.

Interest Expense

      Interest expense for the nine-month periods ended March 31, 2004 and 2003, was approximately $121,000 and $0, respectively. The interest expense for the nine-month period ended March 31, 2004 was incurred with reference to the $6,376,000 bond financing with the New Jersey Economic Development Authority, which was completed in May 2003, and the issuance of $10,000,000 of convertible senior notes, which was completed in January 2004. See Note 8 to our consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Operating Results

      Net loss for the nine-month period ended March 31, 2004 was $15,530,000, or $0.31 per share, as compared to $4,217,000, or $0.08 per share, for the same period in 2003. The larger net loss in 2004 as compared to 2003 resulted primarily from lower license fee and other revenues, lower interest and other income and increased research and development costs resulting from increased research and development efforts, as discussed above. During the nine-month periods ended March 31, 2004 and 2003, we recorded a tax benefit of $428,000 and $745,000, as a result of our sale of approximately $5,313,000 and $9,246,000 of New Jersey state net operating losses, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2004, we had working capital of $16,730,000, representing a decrease of $5,046,000 from $21,776,000 at June 30, 2003. At March 31, 2004, we had long-term debt of $5,419,600 through the New Jersey Economic Development Authority and $10,000,000 aggregate principal amount of convertible senior notes. The net decrease in working capital resulted principally from the net loss allocable to common stockholders during the nine-month period ended March 31, 2004 of $15,530,000 and capital expenditures of $884,000 offset in part by the $10,000,000 proceeds from the convertible senior notes.

      In order to support our clinical trials and anticipated future commercial requirements, we completed the expansion of our manufacturing facility at a cost of approximately $6.4 million. We funded this project by obtaining a loan through the New Jersey Economic Development Authority. The expanded facility now includes two new manufacturing suites, containing six new bioreactors, which are intended to allow flexibility of the amount of therapeutic compounds that can be produced.

      On January 20, 2004, we completed a $10,000,000 financing of Convertible Senior Notes, which are due January 12, 2006. The notes bear interest at a fixed annual rate of 3.25% to be paid semiannually in arrears in cash or stock at the Company's option. The holder of the notes may convert the notes at any time prior to the maturity date into shares of the Company's common stock at a conversion price of $6.09 per share. Immunomedics has filed a registration statement under the Securities Act with the Securities and Exchange Commission for registration of the notes and the shares of common stock issuable upon conversion of the notes. The registration statement has not yet become effective. The holder has a six-month option to purchase up to an additional $3.0 million of notes. Proceeds from the financing will be used to continue the Company's development of its cancer and autoimmune disease therapeutics and for working capital and other general corporate purposes.

      Our cash, cash equivalents and marketable securities amounted to $19,552,000 at March 31, 2004, representing a decrease of $4,241,000 from $23,796,000 at June 30, 2003. This decrease was primarily attributable to the funding of operating expenses, payments of debt and capital expenditures. It is anticipated that working capital and cash, cash equivalents and marketable securities will decrease during fiscal year 2004 as a result of planned operating expenses, payment of debt and capital expenditures, offset in part by projected revenues from sales of our diagnostic imaging products in the United States and Europe. However, there can be no assurance as to the amount of revenues, if any, these imaging products will generate.

      To date, we have not generated positive cash flow from operations, excluding the effects of the up-front payment received from Amgen in fiscal year 2001. We believe that our existing working capital should be sufficient to meet our capital and liquidity requirements for at least the next twelve months.

      Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1, "Factors That May Affect Our Business and Results of Operations," in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and in other statements included herein. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us and access to capital markets that can provide us with the resources when necessary to fund our strategic priorities.

      We expect to utilize our cash equivalents and short-term investments to fund our operations at levels similar to those used in fiscal year 2003. However, we do not believe that we will have adequate cash at this spending level to complete our research and development programs. As a result, we will require additional financial resources after we utilize our current liquid assets in order to continue our research and development programs, clinical trials of our product candidates and regulatory filings.

Additional financing may not be available to us on terms we find acceptable, if at all, and the terms of such financing may cause substantial dilution to existing stockholders. If adequate funds are not available, we may be required to curtail significantly one or more of our research and development programs. If we obtain funds through collaborative partnerships, we may be required to relinquish rights to certain of our technologies or product candidates.

      We are pursuing various financing alternatives as market conditions permit through additional debt or equity financings and through collaborative marketing and distribution agreements. We continue to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of our proprietary technologies. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

CONTRACTUAL COMMITMENTS

      Our major contractual obligations relate to an operating lease for our facility, a loan from the New Jersey Economic Development Authority used to fund the expansion of our facility and the issuance of convertible senior notes. We have identified and quantified the significant commitments in the following table for the fiscal years ending June 30:


                             PAYMENTS DUE BY PERIOD
                                 (IN THOUSANDS)


                                                 PAYMENTS DUE BY PERIOD
                                                     (IN THOUSANDS)

Contractual Obligation            2004         2005         2006         2007         2008        Thereafter        Total
----------------------         -------     --------     --------      -------      -------      ------------     --------
Operating Lease(1)             $   136     $    545     $    545      $   552      $   556      $      9,601     $ 11,935
NJEDA Loan(2)                  $   336     $  1,334     $  1,317      $ 1,301      $ 1,284                 -     $  5,572
Convertible Senior Notes(3)          -     $    325     $ 10,325            -            -                 -     $ 10,650
                               -------     --------     --------      -------      -------      ------------     --------
    TOTAL                      $   472     $  4,209     $ 14,193      $ 3,860      $ 3,848      $      9,601     $ 28,157

      (1) In November 2001, we renewed our operating lease for our Morris Plains, New Jersey facility for an additional term of twenty years expiring in October 2021 at a base annual rate of $545,000, which included an additional 15,000 square feet. The rent is fixed for the first five years and increases every five years thereafter.

      (2) In May 2003, we obtained a loan for $6,376,000 at a variable interest rate through the New Jersey Economic Development Authority, repayable monthly in 60 equal installments.

      (3) In January 2004, we completed a $10,000,000 financing through the issuance of convertible senior notes due January 12, 2006. The notes bear interest at a fixed annual rate of 3.25% to be paid semiannually in arrears in cash or stock at the Company's option.

EFFECTS OF INFLATION

      We do not believe that inflation has had a material impact on our business, sales or operating results during the periods presented.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

      Words such as "may," "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing diagnostic and therapeutic products; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading "Factors That May Affect Our Business and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003, which has been filed with the Securities and Exchange Commission.

      In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report or in any document incorporated by reference might not occur. You are cautioned not to place undue reliance on forward-looking statements, which speak only of the date of this Quarterly Report or the date of the document incorporated by reference in this Quarterly Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law. All subsequent forward-looking statements attributable to Immunomedics or to any person authorized to act on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The following discussion about our exposure to market risk of financial instruments contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those described due to a number of factors, including uncertainties associated with general economic conditions and conditions impacting our industry. See "Cautionary Note Regarding Forward-Looking Statements" under Item 2 above.

      Our holdings of financial instruments are comprised primarily of corporate debt securities and municipal bonds. All such instruments are classified as securities available for sale with the exception of approximately $5,738,000 classified on the balance sheet as restricted securities at March 31, 2004. These municipal bonds collateralize a loan we received through the New Jersey Economic Development Authority. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings also are exposed to the risks of changes in the credit quality of issuers. We typically invest in highly liquid debt instruments with fixed interest rates.

      The table below presents the principal amounts of the restricted and unrestricted marketable securities and the related weighted-average interest rates by fiscal year of maturity for our investment portfolio as of March 31, 2004:

                                                                                                             Fair
                              2004         2005          2006           2007           2008      Total       Value
                              ----         ----          ----           ----           ----      -----       -----
                                                                  (in thousands)
Fixed rate                  $1,775       $2,518        $3,356         $3,190            --     $10,839     $10,912
Average interest rate         4.33%        1.60%         3.19%          1.72%           --        2.58%         --


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


                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

      Willow Bay Associates, LLC

      In 2000, a now-defunct finance broker filed suit against the Company in the United States District Court for the District of Delaware. In the case, the plaintiff claimed that it is entitled to damages in the form of brokerage commissions for breach of an alleged confidentiality and non-circumvention contract. The suit against the Company was dismissed on summary judgment, but subsequently reinstated. Trial was held in late January 2004, and post-trial submissions were filed in March. A decision by the Court is expected by the end of May 2004. Although it is not possible to forecast the Court's decision, based on the Court's initial ruling of dismissal and the trial, the Company believes that judgment will be entered in its favor. The Company further believes that even in the event of an unfavorable outcome, this lawsuit will not have a material adverse affect on the Company's financial position and results of operations.

      F. Hoffmann-LaRoche

      On December 22, 2003, the Dutch Supreme Court, in a case brought by the Company, held that Immunomedics' Dutch part of its European patent for highly specific monoclonal antibodies against the cancer marker, carcinoembryonic antigen (CEA), was valid. The Company's claim of infringement was not finally decided by the Dutch Supreme Court. Among other things, the Supreme Court held that the Court of Appeal which had ruled that Roche had infringed Immunomedics European Patent had not given Roche sufficient opportunity to comment on an expert opinion filed by Immunomedics in which it was stated that Roche's CEA test kit did satisfy a criterium that is generally satisfied for specific antibodies that bind to CEA. The Company is of the opinion that after Roche will have had the opportunity to comment the Court of Appeal will not change its opinion. The Company has argued that the Dutch court should enforce the European Patent for all European countries for which the European Patent was validated, since Roche sold the same product in each country. The Dutch Supreme Court repeated the reasoning of the Dutch District Court that the Brussels Convention should be interpreted to permit cross-border enforcement of European patents where a related group of companies sells the same product in countries where that same patent has been validated. The Dutch Supreme Court referred this issue to the European Court of Justice (ECJ) to provide a final interpretation of the Brussels Convention on this point.

      Our patent counsel believes that the patents are valid and infringed, and that a favorable outcome to the Company is likely, although no assurances can be given in this regard. To the extent that Roche contests or challenges our patents, or files appeals or further nullity actions, there can be no assurance that significant costs for defending such patents may not be incurred.

      There were no other legal proceedings nor any material developments during the fiscal quarter ended March 31, 2004 in any of the legal proceedings described in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.     OTHER INFORMATION

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      4.1 Common Stock Purchase Warrant, dated as of April 7, 2004, issued by the Company to Amgen.*

      10.1 Termination Agreement, dated as of April 7, 2004, by and between the Company and Amgen.*

      31.1 Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

      32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------
* Certain portions of this exhibit have been omitted based upon the Company's request for confidential treatment of the same. The omitted portions of this exhibit have been separately filed with the Securities and Exchange Commission on a confidential basis.


(b)   Current Reports on Form 8-K.

      On February 9, 2004, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K to disclose that we had publicly disseminated a press release announcing our financial results for the three months ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   IMMUNOMEDICS, INC.



May 13, 2004                  By:  /s/ Cynthia L. Sullivan
                                   ---------------------------------------------
                                       Cynthia L. Sullivan
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


May 13, 2004                  By:  /s/ Gerard G. Gorman
                                   ---------------------------------------------
                                       Gerard G. Gorman
                                       Vice President, Finance, and Chief
                                       Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                                INDEX TO EXHIBITS
                                -----------------


EXHIBIT NO.                          DESCRIPTION
-----------     ----------------------------------------------------------------
4.1         --  Common Stock Purchase Warrant, dated as of April 7, 2004, issued by the Company to Amgen Inc.*

10.1        --  Termination Agreement, dated as of April 7, 2004, by and between the Company and Amgen Inc.*

31.1        --  Certification of Chief Executive  Officer Pursuant to
                Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2        --  Certification of Chief Financial  Officer pursuant to
                Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1        --  Certifications of Chief Executive Officer and Chief Financial
                Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------
* Certain portions of this exhibit have been omitted based upon the Company's request for confidential treatment of the same. The omitted portions of this exhibit have been separately filed with the Securities and Exchange Commission on a confidential basis.