Form 10-K
period 2004-06-30
IMMUNOMEDICS INC
filed 2004-09-09
CIK 722830

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark one)

      [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2004.

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

                          Common Stock, $0.01 par value
         Series G Junior Participating Preferred Stock, $0.01 par value

                              (Title of each class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      Indicate by check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [_]

      The aggregate market value of the registrant's common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of December 31, 2003 was $216,961,854. The number of shares of the registrant's common stock outstanding as of September 7, 2004 was 54,073,059.

                      Documents Incorporated by Reference:

      Certain information required in Part III of this Annual Report on Form 10-K will be set forth in, and incorporated from the registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year ended June 30, 2004.

                                     PART I

Item 1 - Business

Introduction

      Immunomedics, Inc. (the "Company," "we," "our," or "us") is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled, or "naked" form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property which includes approximately 90 issued patents in the United States and more than 250 other issued patents worldwide, protects our product candidates and technologies.

      In addition to our potential therapeutic products, our proprietary technologies have also enabled us to develop highly specific diagnostic imaging agents, one of which, CEA-Scan(R), has been approved for use in the United States, Canada and the European Union, where it is currently being marketed for the detection of colorectal cancers. Our second diagnostic product, LeukoScan(R), has been approved in Europe and Australia, where it is currently being marketed for the detection of bone infections. The sale of diagnostic imaging agents is not a critical part of our business; however, these diagnostic products provide revenue that offset a portion of our expenditures on our therapeutic product candidates.

Therapeutic Product Candidates

      We believe that each of our antibodies has therapeutic potential either when administered alone or when conjugated with therapeutic radioisotopes (radiolabeled), chemotherapeutics or other toxins to create unique and potentially more effective treatment options. The attachment of various compounds to antibodies is intended to allow the delivery of these therapeutic agents to tumor sites with greater precision than conventional radiation therapy or chemotherapeutic approaches. This treatment method is designed to reduce the total exposure of the patient to the therapeutic agents, which ideally minimizes debilitating side effects. We are currently focusing our efforts on unlabeled, or "naked" antibodies and antibodies conjugated with drugs or toxins, and to lesser extent on the use of radioisotopes, such as Yttrium-90, sometimes referred to as Y-90, and Iodine-131, sometimes referred to as I-131. All of our therapeutic product candidates are "humanized" antibodies, which means that the portion of the antibody derived from mouse (murine) DNA sequences is generally less than 10%.

      We currently have humanized antibody product candidates in clinical development targeting B-cell Non-Hodgkins Lymphoma (NHL), autoimmune diseases and various solid tumors. We also have a number of other product candidates that target solid tumors and hematologic malignancies and other diseases in various stages of pre-clinical development, although it is too early to assess which of these, if any, will merit further evaluation in clinical trials.

      The table below summarizes the status of our current therapeutic product candidates in clinical development:


Program and Product Candidate   Description/Target Antigen          Disease Indication           Development Status
-----------------------------   --------------------------   ---------------------------------   -------------------
CD22 Program: Epratuzumab
  IMMU-103                      Unlabeled CD22 antibody      Non-Hodgkin's lymphoma              Phase II clinical
                                                                                                 trials completed
                                                             Autoimmune Disease,                 Phase II clinical
                                                             Systemic lupus erythmatosus (SLE)   trial completed
                                                             Sjogren's Syndrome                  Phase II clinical
                                                                                                 trial ongoing
  IMMU-102                      Y-90-labeled CD22 antibody   Non-Hodgkin's lymphoma              Phase I/II clinical
                                                                                                 trials ongoing

CD20 Program
  IMMU-106                      Unlabeled CD20 antibody      Non-Hodgkin's lymphoma              Phase I/II clinical
                                                                                                 trial ongoing

PAM4 Program
  IMMU-107                      Y-90-labeled PAM4 antibody   Pancreatic cancer                   Phase I/II clinical
                                                                                                 trial open to
                                                                                                 enrollment
AFP Program
IMMU-105                        Y-90-labeled AFP antibody    Hepatocellular carcinoma            Phase I/II clinical
                                                                                                 trial ongoing

CEA Program: Labetuzumab
  IMMU-100                      Unlabeled CEA antibody       Colorectal and breast cancers       Phase I/II clinical
                                                                                                 trial completed
  IMMU-101                      Y-90-labeled CEA antibody    Colorectal and pancreatic cancers   Phase I clinical
                                                                                                 trial completed
  IMMU-111                      I-131-labeled CEA antibody   Metastatic colorectal cancer        Phase II clinical
                                                                                                 trial completed

      CD22 Program: Epratuzumab

      Our most advanced therapeutic product candidate, IMMU-103, is an unlabeled humanized antibody which targets an antigen, known as the CD22 marker, found on the surface of a certain class of lymphocytes, a type of white blood cell. This antibody also binds to the malignant forms of these cells that comprise NHL and acute and chronic lymphocytic leukemias. The clinical trials of IMMU-103, which involved more than 340 patients, demonstrated good safety, tolerability and anti-tumor activity.

      Two multi-center Phase II trials have been completed evaluating epratuzumab, administered in combination with rituximab, in patients with NHL. Rituximab is a CD20 antibody product for the treatment of NHL, having annual sales exceeding $ 1.6 billion. Results from one Phase II trial, presented in December 2003 at the American Society of Hematology's 45th Annual Meeting, included 43 patients with chemotherapy relapsed or refractory follicular, low-grade NHL and six patients with chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL). At the time of this presentation, 25 patients with follicular low-grade NHL experienced objective responses, including 12 (28%) complete responses/complete unconfirmed responses and 13 (30%) partial responses. Three of the six CLL/SLL patients experienced objective responses: two experienced complete responses and one experienced a partial response. At the time of the filing of this Annual Report on Form 10-K, 15 patients are in remission.

      Results from the second multi-center Phase II trial evaluating IMMU-103 in combination with rituximab were presented at the 40th Annual Meeting of the American Society of Clinical Oncology in June 2004. This study enrolled 65 patients, 45 with low-grade NHL and 20 with aggressive NHL. At the time of such presentation, 20 of the 35 evaluable patients with low-grade NHL achieved an objective response, including eight (23%) complete/unconfirmed complete responses and twelve (34%) partial responses. Thirteen patients with a type of aggressive NHL, called diffuse large B-cell lymphoma, were evaluable and six of these thirteen patients achieved an objective response, including three (23%) each having complete responses/unconfirmed complete responses or partial responses. Each study concluded that the combination of epratuzumab and rituximab was feasible, well tolerated and had promising anti-lymphoma activity, warranting further study in a prospective randomized clinical trial.

      Investigators at Mayo Clinic studied epratuxumab in combination with CHOP-R (chemotherapy plus rituximab) in patients with diffuse large B-cell lymphoma (DLBCL). Results were presented at the 40th Annual Meeting of the American Society of Clinical Oncology in June 2004. Fifteen patients were treated according to the protocol. Investigators concluded that CHOP-ER (chemotherapy plus epratuzumab plus rituximab) is feasible for newly diagnosed patients with DLBCL and further studies are needed to fully assess clinical benefits of this regimen, if any.

      We have also begun the evaluation of IMMU-103 in patients with certain autoimmune diseases. In May 2004, clinical results of epratuzumab in patients with systemic lupus erythematosus were presented at the 7th International Congress on Systemic Lupus Erythematosus (SLE). Epratuzumab was administered as a single agent in patients with SLE. The objective of this single-center study was to evaluate the safety, tolerability, lack of immunogenicity and early efficacy of epratuzumab, administered every other week, for a total of four doses. At the time of such presentation, there were nine evaluable patients who had completed all four doses of epratuzumab. A scoring system called BILAG (British Isle Lupus Activity Grade) was used to determine the level of disease activity in these patients prior to, and at several time points post administration of, epratuzumab. Patients with mild to moderate SLE activity (defined by Global BILAG scores of 6-12 prior to treatment) were enrolled. SLE assessments after treatment demonstrated consistent clinical improvement, with decreased global BILAG scores for each patient compared to the pre-therapy scores. The investigators concluded that these preliminary results in SLE patients with mildly to moderately active disease indicate epratuzumab is well tolerated and can be infused in approximately one half-hour, without evidence of reactions or immunogenicity. Early efficacy data suggests clinical improvement continuing for at least one month after treatment.

      While the clinical results to date have been encouraging, we are not able to determine when, if ever, epratuzumab will be approved for sale in the United States or anywhere else. Even if it is approved, there can be no assurance that it will be commercially successful or that we will ever receive revenues equal to our financial investment in this product candidate.

CD22-Y-90 Program

      We continue to evaluate IMMU-102 (Y-90-labeled epratuzumab) in a Phase I/II clinical trial being conducted in Europe. This clinical trial is examining the safety and efficacy of IMMU-102 in patients with indolent or aggressive NHL who have had a relapse of disease following standard chemotherapy. Most recent results of this ongoing multicenter, dose-escalation trial were reported at the June 2004 meeting of the European Hematology Association. In this fractionated-dose study, the amount of Y-90 attached to the antibody is gradually increased weekly, with two or three administrations per patient. Eight of the 16 patients (50%) had objective responses (five complete responses/unconfirmed complete responses and three partial responses), which were continuing at the time of presentation. These responses were obtained in patients who failed chemotherapy or chemotherapy with prior bone transplant, and in patients with both indolent and aggressive lymphoma, including mantle-cell lymphoma. Treatment has been well tolerated and this dose escalation clinical trial is nearing complete patient enrollement. We are encouraged by these initial results using a novel dosing schedule that may allow higher accumulation of radioactivity in the tumors.

CD20 Program

      CD20 is an antigen that is expressed similarly to CD22 on B-lymphocytes and lymphomas. Rituximab, which has been approved for the therapy of indolent NHL, is a chimeric antibody (comprised of one-third mouse and two-thirds human protein) and has annual revenues exceeding $1.6 billion. Our CD20 monoclonal antibody, called IMMU-106, is humanized (90-95% human and the remainder mouse), and is constructed of binding sites to CD20, which are very similar to rituximab. We believe our Company is the first to bring a humanized CD20 antibody into clinical testing, initially in NHL patients and in near-future expansion into autoimmune diseases. We believe that this humanized CD20 antibody may be more appropriate to use in patients with non-malignant, B-cell diseases, where repeated dosing could be required, with less immunogenicity at risk than with forms that have increased levels of mouse protein.

PAM4-Y-90 Program

      We have developed a humanized monoclonal antibody, called IMMU-107 (PAM4), which appears to be highly specific for pancreatic cancer. Our preclinical studies in mice with transplanted human pancreatic cancer have demonstrated that the antibody labeled with Y-90 has activity by itself as well as in combination with gemcitabine, a radiosensitizing chemotherapeutic that is commonly used to treat this disease. In fact, the combination appeared to be more effective than either IMMU-107 or gemcitabine alone. A Phase I study has been opened for enrollment at one cancer center, and we plan to expand this trial to other institutions. We intend to evaluate IMMU-107 in a dose-escalation study before evaluating it in combination with gemcitabine.

AFP-Y-90 Program

      We have recently begun the clinical evaluation of IMMU-105, a new humanized antibody labeled with Y-90, for the treatment of primary liver cancer. IMMU-105 binds to an antigen known as alpha-fetoprotein (AFP), which is commonly produced by primary liver tumors. Liver cancer is the third most frequent cancer killer worldwide, and when diagnosed, has a very poor prognosis, a problem that is similar to pancreatic cancer. The dose-escalation study has commenced at a single site in the United States, and we plan to expand this trial to other institutions.

CEA Program

      In our CEA Program, we are developing a solid tumor therapeutic product candidate that targets an antigen known as carcinoembryonic antigen, or CEA. The CEA antigen is abundant at the site of virtually all cancers of the colon and rectum, and is associated with many other solid tumors, such as breast and lung cancers. Our humanized CEA antibody (hCEA) is in clinical testing both in unlabeled (IMMU-100) and radiolabeled (IMMU-101 and IMMU-111) forms.

      IMMU-100, the unlabeled form, has completed a Phase I/II dose-escalation trial in patients with colorectal or breast cancer. This trial was performed to demonstrate the safety of administering repeated high doses of the unlabeled CEA antibody, so that future trials could examine unlabeled antibody combined with chemotherapy in various solid tumors. This is because of preclinical results suggesting that this antibody is capable of enhancing the effects of certain cancer drugs.

      IMMU-111, our I-131-labeled CEA antibody, has been tested in a single-center, Phase II trial in Europe in patients with proven metastatic colorectal cancer after surgical resection of their liver metastases. At the January 2003 Gastrointestinal Cancer Conference of the American Society of Clinical Oncology, we reported on 19 assessable patients who had a median projected survival after liver resection of 46 months; 91% survived more than one year, 82% more than two years, 54% more than three years, and 46% more than four years. We believe that these initial results with IMMU-111 are encouraging, and will need to be confirmed in a randomized trial comparing those receiving IMMU-111 to standard care.

      TheY-90-labeled CEA antibody, termed IMMU-101, has been tested in two multicenter Phase I trials in patients with advanced colorectal or pancreatic cancer. These trials have completed accrual. At the 51st Annual Meeting of the Society of Nuclear Medicine held in June 2004, these studies, involving 15-18 patients each, showed tumor targeting, acceptable normal organ radiation doses, and defined the maximum tolerated dose for a single administration. The investigators concluded that future trials at the maximum tolerated dose are warranted, especially in less heavily pretreated patient population.

CD74 Program

      A humanized antibody, IMMU-115 (naked LL1), targeting CD74, which is expressed on a number of hematological tumors, has been developed by the Company. At the June 2004 Annual Meeting of the American Society of Clinical Oncology, it was reported that this antibody has a broad spectrum of activity in human B-cell lymphoma cell lines and tumors growing in mice, and also targets a number of lymphoma and myeloma. It was also shown that IMMU-115 may have a different mechanism of action than the CD20 antibodies, rituximab and IMMU-106. We are in the process of completing our preclinical testing of this candidate antibody product.

      IMMU-110 is the CD74 antibody conjugated with the cancer drug, doxorubicin. This antibody was chosen as our first drug immunoconjugate because of its rapid internalization into CD74-expressing cells. Preclinical results, published in Clinical Cancer Research in December 2003 and presented at the June 2004 Annual Meeting of the Society of Clinical Oncology, demonstrated that this drug immunoconjugate was potent in killing human lymphoma and myeloma cells grafted to mice, curing a large percentage even at very low doses of doxorubicin that was attached to the antibody.

Diagnostic Imaging Products

      Many of our proprietary technologies were originally conceived in the course of our developing improved cancer diagnostics. Today, our diagnostic imaging products allow the localization of disease-specific antigens within a patient's body using an antibody fragment bound to technetium-99m, which can then be visualized using conventional nuclear medicine equipment to reveal the presence, location and approximate size of the disease sites. We have transitioned our focus away from the development of diagnostic imaging products in order to accelerate the development of our therapeutic product candidates. As a result, as of June 30, 2004, research and development into diagnostic product candidates was no longer a material portion of our business.

      CEA-Scan

      The mouse monoclonal anti-CEA antibody fragment in CEA-Scan(R) is the diagnostic counterpart to IMMU-100, our humanized antibody described above. It is directed against CEA, which is an antigen associated with virtually all cancers of the colon and rectum as well as many other cancers.

      LeukoScan

      LeukoScan(R) uses a mouse monoclonal antibody fragment that first targets and then binds to a type of white blood cell known as a granulocyte. These cells are associated with a potentially wide range of infectious and inflammatory diseases.

Research and Development Programs

      We have historically invested heavily in our research and development programs, spending approximately $21,934,000, $18,175,000 and $14,202,000 on these programs during our fiscal years ended June 30, 2004, 2003 and 2002, respectively, and we intend to continue to commit as much or more in the future. The following is a brief summary of our principal research and development programs as of August 23, 2004.

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

      During the past year we, in collaboration with other investigators, continued the successful targeting with our humanized monoclonal antibodies in patients with the CEA cancer marker and non-Hodgkin's B-cell lymphoma as compared to the use of murine counterparts. The antibodies are about 90% human and have shown good uptake in the patients' tumors. We are now focusing on the study of these humanized monoclonal antibodies, unlabeled and labeled with Yttrium-90 (or Iodine-131), in patients with the appropriate target tumors.

      Other Antibody-Directed Therapy Approaches

      Our majority owned subsidiary, IBC Pharmaceuticals, Inc. ("IBC"), has been working since 1999 on the development of novel cancer radiotherapeutics using patented pre-targeting technologies with proprietary, bi-specific antibodies. This pre-targeting technique involves the administration of an unlabeled antibody to the patient on day one, followed by the administration of a separate radionuclide or other therapeutic, conjugated to a peptide, a few days later. This delay permits the patient's body to eliminate antibodies, which have not bound to the disease site and are therefore superfluous. A second recognition group is then attached, either to the radionuclide or therapeutic drug, such that the radionuclide or drug is localized to the antibody pre-targeted to the tumor site. Using such methods in pre-clinical human tumor models, target-to-blood uptake ratios of radionuclide have been improved by two-to-three times compared to the use of antibodies radiolabeled in the conventional manner. While this advantage is somewhat offset by the greater complexity involved in multiple administration and timing of reagents, after achieving promising results from animal studies on this technology, we have decided to continue clinical studies in France using Iodine-131 as the therapeutic agent and a bi-specific antibody having our humanized anti-CEA antibody.

      A Phase I clinical trial, which has defined the maximum tolerated dose of the I-131 peptide, and the optimal dose of the bispecific CEA antibody and the interval between the unlabeled chemically conjugated bispecific antibody and the labeled peptide, has been completed in France. Evidence of good tolerability and disease stabilization were reported for this trial at scientific meetings, including the June 2004 51st Annual Meeting of the Society of Nuclear Medicine. Based on the positive outcome of the Phase I study, a multicenter Phase II study in patients with medullary thyroid cancer (MTC) has been initiated. The primary objective of this study is to confirm feasibility and safety and assess efficacy in this rare disease with very limited therapeutic alternatives.

      Preclinical studies by IBC continue for the development of new bispecific antibodies (fusion protein) and peptides for improved targeting and treatment strategies, including multiple binding-arms for the tumor-targeting antibody and new carrier peptides that allow attachment of different kinds of therapeutic and diagnostic isotopes. Some of these results have been published in prominent cancer journals, such as Cancer Research and Clinical Cancer Research, and also at cancer conferences, such as the 2004 Annual Meeting of the American Association for Cancer Research. One or more of these new forms of each of the two reagents are being studied and tested for potential further clinical development. We believe that this new pre-targeting system may constitute the next generation of cancer radioimmunotherapy, and may also be applicable for the more targeted delivery of cancer drugs.

      Peptides

      During the past year, we continued to refine our proprietary methods for the radiolabeling of peptides with technetium-99m (Tc-99m) to the point where we are now capable of producing these peptides at clinical-scale levels using single-vial kits. These methods will be generally applicable to the preparation of radioconjugates and will enable rapid evaluation of different peptide-receptor systems. In related work, similar synthetic methods have also been used to prepare peptide conjugates that can be radiolabeled with Gallium-68 (Ga-68), Indium-111 and Yttrium-90, which are being applied to the bi-specific pre-targeting technology that is being developed through IBC. We believe that these developments may allow for the introduction of a new class of diagnostic imaging agents using both traditional gamma-emitting isotopes, such as Tc-99m, and positron-emitting isotopes, such as Ga-68, particularly since pre-targeting methods being developed with IBC, are showing very high tumor/normal tissue ratios.

Patents and Proprietary Rights

      Our Patents

      We have accumulated a sizeable portfolio of patents and patent applications in the course of our business, which we believe constitutes a very valuable business asset. Some of these patents relate to our diagnostic imaging products and product candidates, while others relate to our therapeutic product candidates. Still others relate to our technologies and other discoveries for which no product candidate has yet been identified. While the issuance of a patent does not in itself assure us that our intellectual property rights will remain secure, we believe that we have taken all reasonable steps necessary to protect our technologies and inventions from misappropriation by others. As of August 23, 2004, this portfolio included approximately 90 issued U.S. patents. In addition, as of such date the portfolio included more than 250 issued foreign patents, with a large number of U.S. and foreign patent applications pending.

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

      Our Licenses

      We have obtained licenses from various parties for rights to use proprietary technologies and compounds. Included in the foregoing discussion of patents is one U.S. patent and foreign counterparts, to which we have a right pursuant to an exclusive license granted by Dr. David M. Goldenberg, our Chairman and Chief Strategic Officer. We also have certain rights with respect to patents and patent applications owned by the Center for Molecular Medicine and Immunology, or CMMI, by virtue of a license agreement between CMMI and us. In addition, we have certain rights with respect to patents and patent applications assigned solely to the National Institutes of Health ("NIH") or jointly to NIH and us, as well as with respect to certain patent applications assigned to the University of Massachusetts. We also acquired rights to patents and patent applications assigned or licensed to IBC by virtue of our acquisition of a controlling interest in IBC.

      In July 1998, we signed a license agreement with Dako A/B to our worldwide patents for specific anti-CEA monoclonal antibodies, which Dako markets for in vitro use. In June 2002, we granted a non-exclusive license to Daiichi Pure Chemicals Co. under these patents, which included an up-front payment of $825,300. In addition, we recorded royalty payments of $183,000 and $265,000 for the years ended June 30, 2004 and 2003, respectively.

      It is our policy to vigorously defend our intellectual property rights where appropriate. Accordingly, at any time, and from time to time, we may be engaged in licensing discussions with other parties that we believe may be infringing our patents or other intellectual property rights.

      Our Trademarks

      The mark "IMMUNOMEDICS" is registered in the United States and 36 foreign countries and a European Community Trademark has been granted. Our logo is also registered in the United States and in two foreign countries. The mark "IMMUSTRIP" is registered in the United States and Canada. The mark "CEA-SCAN" is registered in the United States and 21 foreign countries, and a European Community Trademark has been granted. The mark "LEUKOSCAN" is registered in the United States and 11 foreign countries, and a European Community Trademark has been granted. The mark "LYMPHOSCAN" is registered in the United States and nine foreign countries, and a European Community Trademark has been granted. The mark "CEA-CIDE" is registered in the United States and 14 foreign countries, and a European Community Trademark has been granted. The mark "LYMPHOCIDE" is registered in the United States, and a European Community Trademark has been granted. In addition, we have applied for registration in the United States for several other trademarks for use on products now in development or testing, and for corresponding foreign and/or European Community Trademarks for certain of those marks.

      Our Trade Secrets

      We also rely upon unpatented trade secrets, and we cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect such rights. We require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisers to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of our employees, the agreement provides that all inventions conceived by such employees shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

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

Strategic Partnering and Relationships

      Amgen Inc.

      On December 17, 2000, we entered into a Development and License Agreement (the "Amgen Agreement") with Amgen Inc. ("Amgen"), whereby Amgen obtained exclusive rights to continue the clinical development and commercialization in North America and Australia of our unlabeled, or "naked," CD22 antibody compound, epratuzumab, for the treatment of patients with non-Hodgkin's lymphoma. We received an up-front payment of $18,000,000 that was recognized, beginning February 2001, as revenue of $750,000 per month over a period of 24 months.

      On April 8, 2004, pursuant to a termination agreement between Amgen and us, Amgen returned all rights for epratuzumab, the humanized CD22 monoclonal antibody therapeutic we licensed to Amgen as part of the Amgen Agreement in December 2000, including rights to second generation molecules and conjugates.

      As part of the transaction, we issued to Amgen a five-year warrant to purchase 100,000 shares of our common stock at a price equal to $16.00 per share with an estimated value of $310,000, which was recorded in the fourth quarter as an expense of 2004. If epratuzumab is approved for commercialization in the United States for NHL therapy, we will be required to pay Amgen a milestone payment in the amount of $600,000. There are no other financial obligations between the parties as a result of the Amgen Agreement.

Other Collaborations

      We conduct research on a number of our programs in collaboration with a not-for-profit organization called The Center for Molecular Medicine and Immunology, or CMMI, and its clinical unit, the Garden State Cancer Center. CMMI performs contracted pilot and pre-clinical trials in scientific areas of importance to us and also conducts basic research and pre-clinical evaluations in a number of areas of potential interest to us. Dr. David M. Goldenberg, our Chairman of the Board and Chief Strategic Officer, is the President and a Trustee of CMMI.

      In 2004, the Company received two Small Business Innovation Research Phase I Grant Awards from the National Cancer Institute, one for $86,000, and one for $100,000, each budgeted for a six-month period. The first award, entitled "Molecular Imaging by Affinity Enhancement PET " will be applied to investigate the use of bispecific antibodies and gallium-68-radiolabeled bivalent peptides for specific targeting of disease and possible improved detection using positron emission tomography, or PET. The combination of bispecific antibodies with rapidly targeting and systemically clearing low molecular weight gallium-68-radiolabeled agents, married to the sensitivity of PET detection techniques, may lead to an entire new class of disease-specific imaging agents. The second award, entitled "Minimal Disease Radioimmunotherapy of Colorectal Cancer," will be applied to study the potential treatment of colorectal cancer using a humanized, high affinity, anti-CEA humanized monoclonal antibody, hMN-14, and an intracellularly-trapped "residualizing" form of iodine-131 radionuclide. This iodine-131-radiolabeled antibody, produced using our proprietary radioiodination technology, is designed to solve the problem of in vivo deiodination associated with directly radioiodinated MAbs, and thereby deliver an enhanced dose of radiation to targeted tumor cells.

      In October 2003, we entered into a research collaboration with Schering AG of Berlin, Germany, involving bispecific antibody, pretargeting technologies for cancer therapy being developed by IBC.

      We also collaborate with numerous other academic and research centers. Our academic collaborators have included such institutions as the University of Nijmegen, The Netherlands; INSERM, Nantes, France; University of Gottingen, Germany; University of Marburg, Germany; New York Presbyterian Hospital - Cornell Medical College; University of Massachusetts; Fox Chase Cancer Center; and Brigham & Women's Hospital-Harvard Medical School. We believe these ongoing research efforts will identify new and improved products and techniques for diagnosing and treating various cancers and infectious diseases.

Government Regulation

      Regulatory Compliance

      Our research and development activities, including testing in laboratory animals and in humans, our manufacture of antibodies, as well as the handling, labeling and storage of the product candidates that we are developing, are all subject to stringent regulation, primarily by the U.S. Food and Drug Administration (FDA) in the United States and by comparable authorities in other countries. If for any reason we are unable to comply with applicable requirements there will likely occur various adverse consequences, including one or more delays in approval, or even the refusal to approve, product licenses or other applications, the suspension or termination of clinical investigations, the revocation of approvals previously granted, as well as fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow us to enter into governmental supply contracts.

      The process of obtaining requisite FDA approval is costly and time consuming even in the best of circumstances. For a new human drug or biological product to be marketed in the United States, current FDA requirements include:
(i) the successful conclusion of pre-clinical tests to gain preliminary information on the product's safety; (ii) the filing with the FDA of an Investigational New Drug, or "IND," to conduct human clinical trials for drugs or biologics; (iii) the successful completion of human clinical investigations to establish the safety and efficacy of the product candidate for its intended indication; and (iv) the filing and then acceptance and approval by the FDA of a New Drug Application, or "NDA," for a drug product, or a Biological License Application, or "BLA," for a biological product, in either case to allow commercial distribution of the drug or biologic.

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

      Clinical trials involve administration of the product to patients under the supervision of a qualified principal investigator. Such trials are typically conducted in three sequential phases, although the phases may overlap. Typically, clinical testing involves the following:

      o In Phase I trials, the initial introduction of the drug into human patients, the product candidate is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion;

      o Phase II trials involve further studies in a limited patient population afflicted with a specified disease to: (i) determine the biological or clinical activity of the product for specific, targeted indications; (ii) determine dosage tolerance and optimal dosage; and (iii) identify possible adverse effects and safety risks; and

      o In Phase III, large scale, multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data to statistically evaluate the efficacy and safety of the product, as required by the FDA. Phase IV studies, or post-marketing studies, may also be required to provide additional data on safety or efficacy.

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

      Among the conditions for an NDA or a BLA approval is the requirement that the applicable manufacturing, clinical, pharmacovigilance, quality control and manufacturing procedures conform on an ongoing basis with current Good Clinical Practices, or GCP, current Good Manufacturing Practices, or GMP, and computer information system validation standards. Before approval of a BLA, the FDA will perform a pre-licensing inspection of clinical sites, manufacturing facilities and the related quality control records to determine its compliance with these requirements. To assure compliance, applicants must continue to expend time, money and effort in the area of training, production and quality control. After the applicant is licensed for the manufacture of any product, manufacturers are subject to periodic inspections by the FDA. We will also face similar inspections coordinated by the European Medicine Agency, or EMEA, by inspectors from particular European Union member states that conduct inspections on behalf of the European Union.

      The drug approval process is similar in other countries and is also regulated by specific agencies in each geographic area. Approval by the FDA does not ensure approval in other countries. In addition, even if we can obtain drug approval in other countries, it may require considerable more time to obtain such approval in the United States. In European Union countries, Canada, and Australia, regulatory requirements and approval processes are similar in principle to those in the United States and can be as rigorous, costly and uncertain. Additionally, depending on the type of drug for which an applicant is requesting approval, there are currently two potential tracks for marketing approval in European Union countries: mutual recognition and the centralized procedure. These review mechanisms may ultimately lead to approval in all European Union countries, but each method grants all participating countries some decision-making authority in product approval.

      Orphan Drug Act

      We generally seek to have our product candidates designated as "Orphan Drugs" by the FDA under the Orphan Drug Act of 1983, when applicable. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in certain very limited circumstances.

      To date, we have successfully obtained Orphan Drug designation for AFP-Scan, LymphoScan, CEA-Scan(R), epratuzumab and labetuzumab. There can be no assurance, however, that our competitors will not receive approval of other different drugs or biologics for treatment of the diseases for which our products and product candidates are targeted.

      Other Regulatory Considerations

      We are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, The Clean Air Act, and other current and potential future federal, state, or local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals, biological materials and various radioactive compounds. We believe that our procedures comply with the standards prescribed by state and federal regulations; however, the risk of injury or accidental contamination cannot be completely eliminated.

      We are subject to the U.S. Foreign Corrupt Practices Act, which prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. Under this act, it is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Our present and future business has been and will continue to be subject to various other laws and regulations.

      Pricing Controls

      The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing reimbursement or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

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

      We are aware of certain products under development or manufactured and commercialized by competitors that are used for the prevention, diagnosis or treatment of certain diseases that we have targeted for product development. In addition, we are aware of several companies that have potential antibody or other product candidates that target the same antigen as our lead product candidate, epratuzumab, as well as various other biopharmaceutical products that are likely to compete directly with our product candidates.

      We expect that our products under development and in clinical trials will address major markets within the cancer sector. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors' products may be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete pre-clinical testing, clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price, availability of reimbursement, patent position, manufacturing capacity and capability, distribution capability and government action. We cannot assure you that we will be able to compete successfully in any of these areas, and our inability to compete would materially and adversely affect our business prospects.

      Marketing, Sales and Distribution

      At present we have only limited marketing and sale capabilities as we focus our efforts on developing our therapeutic product candidates. CEA-Scan(R) is marketed and sold to physicians in the United States directly by our small internal sales force, which is focused on new customers in major medical centers. Our nuclear medicine technicians work with our sales force and provide technical support directly to customers. We also have agreements with third parties to market CEA-Scan(R) and LeukoScan(R) that provide customer support and distribution of the products.

      Our European operations are headquartered in Darmstadt, Germany. We have also established sales representation in most major European markets. We service other markets through the appointment of local organizations that provide sales and marketing support as well as local product redistribution. In October 2001, we entered into a Distribution Agreement with Logosys Logistik GmbH. Under this agreement, Logosys packages and distributes LeukoScan(R) and CEA-Scan(R) in the European Union since January 2002. We will continue to evaluate future arrangements and opportunities with respect to other products we may develop in order to optimize our profits and our distribution, marketing and sales capabilities.

      Manufacturing

      We have completed the construction of a large-scale bioreactor facility at our Morris Plains, New Jersey, location. This facility will be used for the production of all of our therapeutic product candidates for clinical trials, and potentially in commercial quantities as well. We are now in the process of validating the utilities, equipment and systems associated with this facility and we have begun process validation, involving the production of antibodies for current and future clinical trials.

      We have historically manufactured CEA-Scan(R) and LeukoScan(R) for commercial sale at our facility in Morris Plains. We also perform antibody processing and purification of all our therapeutic product candidates at this facility. We have scaled-up our antibody purification and fragmentation manufacturing processes for our diagnostic imaging agents to permit us to produce commercial levels of product. Our purification area consists of four independent antibody-manufacturing suites, several support areas, and quality control laboratories. The Committee on Proprietary Medicinal Products of the European Commission approved the manufacturing facility and product manufacturing processes in May 1998. The FDA approved the facility and processes for CEA-Scan(R) in December 1998.

      Reliance on Third Parties

      Certain end-stage portions of the manufacturing process for CEA-Scan(R) and LeukoScan(R) were performed under a manufacturing agreement with SP Pharmaceuticals. This arrangement was terminated in December 2002. We are currently in the process of validating our end-stage manufacturing processes at a new manufacturing source.

      We currently rely on third parties to supply raw materials and to perform certain end-stage portions of the manufacturing process for our diagnostic imaging products, CEA-Scan(R) and LeukoScan(R). We do not currently have the resources necessary to perform these processes, and if our third party suppliers were to become unwilling or unable to do so for any reason, we would be unable to deliver these products to customers until we entered into an agreement with another qualified manufacturer. This could cause substantial delays in customer deliveries and adversely affect our results of operations.

      Other Regulatory Considerations

      In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities and processes used in the manufacturing of such products prior to providing approval to market a product. If after receiving clearance from the FDA, a material change is made in manufacturing equipment, location, or process, additional regulatory review may be required. We must also adhere to current Good Manufacturing Practice and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval. If, as a result of these inspections, the FDA determines that our equipment, facilities or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations.

      CEA-Scan(R) and certain of our other imaging agents are derived from the fluids produced in mice. Regulatory authorities, particularly in Europe, have expressed concerns about the use of these fluids for the production of monoclonal antibodies. These regulatory authorities may determine that our quality control procedures for these products are inadequate. While we are continuing our development efforts to produce certain of our monoclonal antibodies using alternative methods, this process constitutes a substantial production change, which in itself will require additional manufacturing equipment and new regulatory approvals. In the event we have to discontinue the use of mouse fluids, we may not have the resources at the time to acquire the necessary manufacturing equipment and expertise that we will need to make the changes in our development programs.

      Employees

      As of August 23, 2004, we employed 119 persons on a full-time basis, of whom 20 were in research and development departments, 19 of whom were engaged in clinical research and regulatory affairs, 63 of whom were engaged in operations and manufacturing and quality control, and 17 of whom were engaged in finance, administration, sales and marketing. Of these employees, 49 hold M.D., Ph.D. or other advanced degrees. We believe that while we have been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel continues to be intense and there can be no assurance that we will continue to be able to attract and retain the professionals we will need to grow our business. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employees is excellent.

      Corporate Information

      We were incorporated in Delaware in 1982. Our principal offices are located at 300 American Road, Morris Plains, New Jersey 07950. Our telephone number is (973) 605-8200. In addition to our majority-owned subsidiary, IBC, we also have two foreign subsidiaries, Immunomedics B.V. in The Netherlands and Immunomedics GmbH in Darmstadt, Germany, to assist us in managing sales and marketing efforts and coordinating clinical trials in Europe. Our web address is www.immunomedics.com. We have not incorporated by reference into this Annual Report on Form 10-K the information on our website, and you should not consider it to be a part of this document.

      We have historically not made our reports filed with the Securities and Exchange Commission ("SEC") available on our website. We now intend to commence making our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3,4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Copies of this Annual Report on Form 10-K may also be obtained without charge electronically or by paper by contacting Investor Relations, Immunomedics, Inc., 300 American Road, Morris Plains, New Jersey 07950 or by calling (973) 605-8200.

      In addition, concurrently with the filing with the SEC of our proxy materials for our 2004 Annual Meeting of Stockholders, we intend to make available on our website (i) the charters for the committees of the Company's Board of Directors, including the Audit Committee, Compensation Committee and Nominating and Board Governance Committee, and (ii) the Company's Code of Business Conduct and Ethics (the "Code of Ethics") governing its directors, officers and employees. Within the time period required by the SEC, the company will post on its website any modifications to the Code of Ethics, as required by the Sarbanes-Oxley Act of 2002.

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

      We have incurred significant operating losses since our formation in 1982, and have never earned a profit since that time. As of June 30, 2004, we had an accumulated deficit of approximately $148.3 million. The only significant revenue we have earned to date has come from the limited sale of our two diagnostic imaging products in Europe and, to a lesser degree, the United States, and the licensing of our lead therapeutic product candidate, epratuzumab, to Amgen in 2001. We have never received revenue from the commercialization of any therapeutic product. We expect to continue to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we fail in our attempts to develop commercially viable therapeutic products, it is likely that we will never achieve significant revenues or become profitable, either of which would seriously jeopardize our ability to continue as a going concern.

      Our most advanced therapeutic product candidates are still only in the clinical development stage, and will require us to raise capital in the future in order to fund further expensive and time-consuming studies before they can even be submitted for final regulatory approval.

      Even our most advanced therapeutic product candidates are still in the clinical development stage and will not be available for commercial sale any time soon, if ever. In order to complete the clinical development process for each of our product candidates, it will be necessary to invest significant financial resources, and devote a great deal of time and effort, just to reach the point where an application for final FDA or foreign regulatory approval can be submitted. In addition, we will need to raise additional capital to finance the costly process of obtaining approval for any of our current products should we get to that stage of product development.

      Clinical trials involve the administration of a product candidate to patients who are already extremely ill, making patient enrollment often difficult and expensive. Moreover, even in ideal circumstances where the patients can be enrolled and then followed for the several months or more required to complete the study, the trials can be suspended, terminated or otherwise fail for any number of reasons, including:

      o late-stage clinical trials may raise safety or efficacy concerns not readily apparent in earlier trials;

      o unforeseen difficulties in manufacturing the product candidate in compliance with all regulatory requirements and in the quantities needed to complete the trial may be cost-prohibitive;

      o during the long trial process, alternative therapies may become available which make further development of the product candidate impracticable; and

      o if we are unable to obtain the additional capital we need to fund all of the clinical trials we foresee, we may forced to cancel or otherwise curtail some important trials.

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

      Even if we are able to demonstrate the safety and efficacy of our product candidates in clinical trials, if we fail to gain timely approval to commercialize our product candidates from the FDA and other foreign regulatory authorities, we will be unable to generate the revenues we will need to build our business. These approvals may not be granted on a timely basis, if at all, and even if and when they are granted they may not cover all the indications for which we seek approval. For example, while we may develop a product candidate with the intention of addressing a large, unmet medical need, the FDA may only approve the use of the drug for indications affecting a relatively small number of patients, thus greatly reducing the market size and our potential revenues. The approvals may also contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use, which could further narrow the size of the market. Finally, even after approval can be obtained, we may be required to recall or withdraw a product as a result of newly discovered safety or efficacy concerns, either of which would have a materially adverse effect on our business and results of operations.

      In order to become a truly successful biopharmaceutical company, we will need to raise significant amounts of additional capital. Because it can be difficult for a small-cap company like ours to raise equity capital on acceptable terms, we cannot assure you that we will be able to obtain the necessary capital when we need it, or on acceptable terms, if at all.

      Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

      o Approximately $185.0 million from the public and private sale of our debt and equity securities through August 3, 2004;

      o     $18.0 million from Amgen under our epratuzumab licensing agreement;
            and

      o limited product sales of CEA-Scan(R) and LeukoScan(R), licenses, grants and interest income from our investments.

      We intend to continue expending substantial capital on our research and development programs, and we will need to raise still additional capital in order to obtain the necessary regulatory approvals and then commercialize our future therapeutic products. Our capital requirements are dependent on numerous factors, including:

      o the rate at which we progress our research programs and the number of product candidates we have in pre-clinical and clinical development at any one time;

      o the cost of conducting clinical trials involving patients in the United States, Europe and possibly elsewhere;

      o our need to establish the manufacturing capabilities necessary to produce the quantities of our product candidates we project we will need;

      o the time and costs involved in obtaining FDA and foreign regulatory approvals;

      o the cost of first obtaining, and then defending, our patent claims and other intellectual property rights; and

      o our ability to enter into licensing and other collaborative agreements to help off-set some of these costs.

      Our existing cash resources are expected to be sufficient to fund our operations for the next 12 months, but we may need additional cash before such time for many reasons, including, but not limited to, changes in our research and development plans, the need for unexpected capital expenditures or costs associated with any acquisitions of other businesses, assets or technologies that we may choose to undertake. If we deplete our existing capital resources sooner than we otherwise anticipate, we will be required to either obtain additional capital quickly, or else significantly reduce our operating expenses and capital expenditures, either of which could have a material adverse effect on us.

      Our ability to raise future capital on acceptable terms will depend not only upon our operating performance, but also on conditions in the public and private debt and equity markets, as well as the overall performance of other companies in the biopharmaceutical and biotechnology sectors. Financing may not be available to us when we need it on terms we find acceptable, if at all. Furthermore, the terms of any such debt or equity financing may include covenants which limit our future ability to manage the business, contain preferences, privileges and rights superior to those enjoyed by holders of our common stock or cause substantial dilution to our existing stockholders.

      Certain potential for conflicts of interest, both real and perceived, exist which could result in expensive and time-consuming litigation.

      Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Strategic Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, and certain companies with which we do business, including the Center for Molecular Medicine and Immunology, also known as the Garden State Cancer Center, or CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. In fiscal year 2004, we reimbursed CMMI a total of $401,000 for research activities conducted on our behalf. Further, Dr. Goldenberg's employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our Company also have responsibilities to both CMMI and us.

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

      Our ability to conduct our pre-clinical and clinical research and development programs depends, in large part, upon our ability to manufacture our proprietary compounds in accordance with FDA and other regulatory requirements. While we have completed construction on the major expansion of our manufacturing facilities in New Jersey in anticipation of our current and future needs, we have no historical experience in manufacturing these compounds in significant quantities, and we may not be able to do so in the quantities and with the degree of purity that is required. As with any new manufacturing facility, it may be some time before we become aware of any deficiencies in either the design of the new facility or the in construction itself. Any interruption in manufacturing at this site, whether by natural acts or otherwise, would significantly and adversely affect our operations, and delay our research and development programs.

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

      The successful development of therapeutic products frequently requires the application of multiple technologies that may be subject to the patent or other intellectual property rights of third parties. Although we believe it is likely we will need to license technologies and processes from third parties in the ordinary course of our business, we are not currently aware of any material conflict involving our technologies and processes with any valid patents or other intellectual property rights owned or licensed by others. In the event that a third party were to claim such a conflict existed, they could sue us for damages as well as seek to prevent us from commercializing our product candidates. It is possible that a third party could successfully claim that our products infringe on their intellectual property rights. Uncertainties resulting from the litigation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Any patent litigation or other proceeding, even if resolved in our favor, would require significant financial resources and management time. Some of our competitors may be able to sustain these costs more effectively than we can because of their substantially greater financial and managerial resources. If a patent litigation or other proceeding is resolved unfavorably to us, we may be enjoined from manufacturing or selling our products without a license from the other party, in addition to being held liable for significant damages. We may not be able to obtain any such license on commercially acceptable terms, if at all.

      In addition to our reliance on patents, we attempt to protect our proprietary technologies and processes by relying on trade secret laws, nondisclosure and confidentiality agreements and licensing arrangements with our employees and other persons who have access to our proprietary information. These agreements and arrangements may not provide meaningful protection for our proprietary technologies and processes in the event of unauthorized use or disclosure of such information. In addition, our competitors may independently develop substantially equivalent technologies and processes or otherwise gain access to our trade secrets or technology, either of which could materially and adversely affect our competitive position.

      We face substantial competition in the biotechnology industry and may not be able to compete successfully against one or more of our competitors.

      The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including IDEC Pharmaceuticals, Genentech, Glaxo SmithKline, Ligand Pharmaceuticals, Millennium Pharmaceuticals, Amersham Health, Protein Design Laboratories, Schering AG and Corixa Corporation, are engaged in the development of diagnostic and therapeutic oncology products. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies.

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

      We are heavily dependent upon the talents of Dr. Goldenberg, our Chief Strategic Officer, Ms. Sullivan, our President and Chief Executive Officer, and Dr. Horak, our Chief Scientific Officer, as well as certain other key personnel. If Dr. Goldenberg, Ms. Sullivan, Dr. Horak or any of our other key personnel were to unexpectedly leave our company, our business and results of operations could be materially and adversely affected. In addition, as our business grows we will need to continue to attract additional management and scientific personnel. Competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and we may not be successful in our recruitment efforts. If we are unable to attract, motivate and retain qualified professionals, our operations could be materially and adversely affected.

      Given that cancer therapeutics such as the ones we are developing can cost upwards of $20,000 per treatment, even if our product candidates become available for sale it is likely that federal and state governments, insurance companies and other payers of health care costs will try to first limit the use of these drugs to certain patients, and even then be reluctant to provide a level of reimbursement that permits us to earn a significant profit on our investment, if any.

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

      The market price of our common stock has been, and is likely to continue to be, highly volatile. Furthermore, the stock market generally and the market for stocks of relatively small biopharmaceutical companies like us have from time to time experienced, and likely will again experience, significant price and volume fluctuations that are unrelated to actual operating performance.

      From time to time, stock market analysts publish research reports or otherwise comment upon our business and future prospects. In addition, the emergence of so-called "chat rooms" on the Internet has resulted in many investors conjecturing about our business and prospects, often times without any real basis in fact. Due to a number of factors, we may fail to meet the expectations of securities analysts or investors and our stock price would likely decline as a result. These factors include:

      o announcements by us, our partners or our competitors of clinical results, technological innovations, product sales, new products or product candidates and product development timelines;

      o the formation or termination of our corporate alliances, such as our agreement with Amgen;

      o developments or disputes concerning our patent or other proprietary rights, and the issuance of patents in our field of business to others;

      o     government regulatory action;

      o     period-to-period fluctuations in the results of our operations; and

      o developments and market conditions for emerging growth companies and biopharmaceutical companies, in general.

      In the past, following periods of volatility in the market prices of the securities of companies in our industry, securities class action litigation has often been instituted against those companies. If we face such litigation in the future, it would result in substantial costs and a diversion of management's attention and resources, which could negatively impact our business.

      Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

      As of June 30, 2004, Dr. Goldenberg, our Chairman and Chief Strategic Officer, together with certain members of his family including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg's wife, and other affiliates, controlled the right to vote approximately 23.6% of our common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

      We are also subject to Section 203 of the Delaware General Corporation Law ("DGCL"), which prohibits us from engaging in a business combination with any "interested" stockholder (as defined in Section 203 of the DGCL) for a period of three years from the date the person became an interested stockholder, unless certain conditions are met.

Item 2 -- Properties

      Our headquarters is located at 300 American Road, Morris Plains, New Jersey 07950, where we lease approximately 74,000 square feet of commercial office space. In November 2001, we renewed the lease for an additional term of 20 years expiring in October 2021 at a base annual rate of $545,000, which rate is fixed for the first five years and increases thereafter every five years. The November 2001 renewal includes an additional 15,000 square feet of space. Our manufacturing, regulatory, medical, research and development laboratories, and our finance, marketing and executive offices are currently located in this facility. We have also completed the construction and equipping of a 7,500 square-foot, commercial-scale manufacturing facility within our Morris Plains headquarters, which consists of four independent antibody manufacturing suites, several support areas, and a quality control laboratory. See Item 1, "Manufacturing." In addition, our European subsidiary, Immunomedics GmbH, leases executive office space in Darmstadt, Germany.

Item 3 -- Legal Proceedings

      F. Hoffmann-LaRoche

      In November 1996, we brought suit in The Netherlands against F. Hoffmann-LaRoche and its Roche Diagnostics subsidiary and European affiliates ("Roche") for infringement of our European patent covering specific anti-CEA antibodies, which Roche is using in its CEA immunoassay. The suit sought an injunction against the sale of CEA immunoassays by Roche that infringe our European patents, as well as damages for past infringement. Roche denied infringement and countered with nullity actions in The Netherlands and Germany, seeking to invalidate our Dutch and German patents. A trial was held before the Patent Court in The Hague on August 8, 1997, resulting in dismissal of the action. We appealed. A trial on the Dutch nullity action was held before the Patent Court in The Hague on June 5, 1998, resulting in dismissal of that action and maintenance of all claims of our patent. Roche appealed. A trial on the German nullity action was held in Munich on December 9, 1998, resulting in maintenance of the patent in amended form that continues to protect our products and which we believe is still infringed by Roche's immunoassays. Roche did not appeal. The appeals of the Dutch infringement and nullity actions were heard concurrently on March 2, 2000. A decision, although originally set for September 7, 2000, was rendered on February 15, 2001, and then only a partial decision. The validity of the patent, with claims amended as they were in the German action, was upheld and the jurisdiction of the Dutch Court to issue a cross-border injunction was upheld. The Dutch Appeals court's decision finally was rendered on July 19, 2002, holding that Roche infringed the patent and that the decision could be enforced in all countries named in the suit, contingent upon posting of a bond in the amount of Euro 2 million. Roche appealed the holdings of the Appeals Court to the Dutch Supreme Court.

      On December 22, 2003, the Dutch Supreme Court held that Immunomedics' Dutch part of its European patent for highly specific monoclonal antibodies against the cancer marker, carcinoembryonic antigen (CEA), was valid. The Company's claim of infringement was not finally decided by the Dutch Supreme Court. Among other things, the Supreme Court held that the Court of Appeal which had ruled that Roche had infringed Immunomedics' European Patent had not given Roche sufficient opportunity to comment on an expert opinion filed by Immunomedics in which it was stated that Roche's CEA test kit did satisfy a criterion that is generally satisfied for specific antibodies that bind to CEA. The Company is of the opinion that after Roche has had the opportunity to comment the Court of Appeal will not change its opinion. The Company has argued that the Dutch court should enforce the European Patent in all European countries for which the European Patent was validated, since Roche sold the same product in each country. The Dutch Supreme Court repeated the reasoning of the Dutch District Court that the Brussels Convention should be interpreted to permit cross-border enforcement of European patents where a related group of companies sells the same product in countries where that same patent has been validated. The Dutch Supreme Court referred this issue to the European Court of Justice (ECJ) to provide a final interpretation of the Brussels Convention on this point.

      On May 19, 2004 and July 20, 2004, Roche filed nullity actions in German and United Kingdom courts, respectively, challenging our patents relating to an improved method of disease therapy with cytotoxic agents, including anticancer, antimicrobial, anti-autoimmune disease and anti-organ-rejection therapy, wherein cytokines are used to prevent, mediate or reverse radiation-induced or drug-induced or antibody-induced toxicity, especially to hematopoietic cells.

      We believe that the patents referred to above are valid and those that are the subject of our infringement action have been infringed, and we believe that the Company will prevail in the litigation, although no assurances can be given in this regard. To the extent that Roche contests or challenges our patents, or files appeals or further nullity actions, there can be no assurance that significant costs for defending such patents may not be incurred.

      Cytogen, Inc. and C.R. Bard Inc.

      We have also sued Cytogen, Inc. and C.R. Bard, Inc. for infringement of our licensed patent by Cytogen's sale of its "Prostascint" prostate cancer-imaging product. The complaint was filed in New Jersey on February 23, 2000 and served on March 20, 2000 after two unsuccessful attempts at settlement. The suit was bifurcated and damages were separated. Discovery was completed on the liability issues. A Markman hearing was held for the purpose of determining the scope and interpretation of the claims, following which each side submitted motions for summary judgment, all of which have been denied.

      Willow Bay Associates, LLC

      In 2000, a now-defunct finance broker filed suit against the Company in the United States District Court for the District of Delaware. In the case, the plaintiff claimed that it is entitled to damages in the form of brokerage commissions for breach of an alleged confidentiality and non-circumvention contract. The suit against the Company was dismissed on summary judgment, but subsequently reinstated. Trial was held in late January 2004, and post-trial submissions were filed in March. A decision by the Court is expected in the near future. Although it is not possible to forecast the Court's decision, based on the Court's initial ruling of dismissal and the trial, the Company believes that judgment will be entered in its favor. The Company further believes that even in the event of an unfavorable outcome, this lawsuit will not have a material adverse affect on the Company's financial position and results of operations.

      From time to time we are a party to various claims and litigation arising in the normal course of business. We believe that the outcome of such claims and litigation will not have a material adverse effect on our financial position and results of operations.

Item 4 -- Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of our security holders during the fourth quarter of fiscal year 2004.

                                     PART II

Item 5 -- Market For Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock is quoted on the Nasdaq National Market under the symbol "IMMU." The following table sets forth, for the last two fiscal years, the high and low sales prices for our common stock, as reported by the Nasdaq National
Market:

Fiscal Quarter Ended                                               High     Low
----------------------------------------------------------------   -----   -----

September 30, 2002 .............................................   $7.55   $3.65
December 31, 2002 ..............................................    8.40    4.50
March 31, 2003 .................................................    5.77    2.25
June 30, 2003 ..................................................    7.95    2.64

September 30, 2003 .............................................   $9.70   $5.36
December 31, 2003 ..............................................    8.93    3.23
March 31, 2004 .................................................    5.50    3.46
June 30, 2004 ..................................................    6.24    3.98

      As of September 7, 2004, the closing sales price of the Company's common stock on the Nasdaq National Market was $2.81. As of September 7, 2004, there were approximately 675 stockholders of record of the common stock and, according to our estimates, approximately 16,500 beneficial owners of our common stock. We have not paid dividends on our common stock since inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

      Sale of Unregistered Securities

      None.

      Securities Authorized for Issuance Under Equity Compensation Plans

      Information regarding our equity compensation plans as of June 30, 2004, is disclosed in Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

      Issuer Purchases of Equity Securities

      None.

Item 6 -- Selected Financial Data

      The following table sets forth our consolidated financial data as of and for each of the five fiscal years ended June 30, 2004. The selected consolidated financial data as of and for each of the five years ended June 30, 2004, have been derived from our audited consolidated financial statements. The consolidated financial statements for the years ended June 30, 2004, 2003 and 2002 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                                                             Fiscal year ended June 30,
                                              --------------------------------------------------------
                                                2004        2003        2002        2001        2000
                                              --------    --------    --------    --------    --------
                                                      (In thousands, except per share amounts)
Revenues ..................................     $4,306     $13,719     $14,287      $8,400      $4,777
Cost and expenses .........................     27,299      23,533      20,985      16,712      15,652
Interest income - net .....................        285       1,087       2,069       2,830       1,196
Minority interest .........................         89          88          --          --          --
Foreign currency transaction gain(loss) ...         30          85        (323)        (72)         43
                                              --------    --------    --------    --------    --------
Loss before income tax benefit ............    (22,589)     (8,554)     (4,952)     (5,554)     (9,636)
Income tax benefit ........................        234         680       1,205         803          --
                                              --------    --------    --------    --------    --------
Net loss ..................................    (22,355)     (7,874)     (3,747)     (4,751)     (9,636)
Preferred stock dividends .................         --          --          --          --         496
                                              --------    --------    --------    --------    --------
Net loss allocable to common
 stockholders .............................   $(22,355)    $(7,874)    $(3,747)    $(4,751)   $(10,132)
                                              ========    ========    ========    ========    ========
Net loss per common share .................     $(0.45)     $(0.16)     $(0.08)     $(0.10)     $(0.23)
                                              ========    ========    ========    ========    ========
Weighted average shares
 outstanding ..............................     49,886      49,878      49,652      49,498      43,977
Cash, cash equivalents and
 marketable securities(1) .................    $13,479     $23,796     $44,788     $53,291     $40,866
Restricted securities .....................      5,101       6,376          --          --          --
Total assets(1) ...........................     32,089      45,130      54,951      59,657      48,026
Long-term debt ............................     13,826       5,101          --          --          70
Stockholders' equity(1)(2) ................    $11,584     $33,667     $41,096     $41,441     $44,096

(1) Subsequent to June 30, 2004 the Company received $14.0 million of net cash proceeds as a result of the sale of 4,178,116 shares of its common stock.

(2) We have never paid cash dividends on our common stock.

Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

      The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Annual Report on Form 10-K contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Annual Report, and they may also be made a part of this Annual Report by reference to other documents filed with the SEC, which is known as "incorporation by reference."

      Words such as "may," "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, are intended to identify forward-looking statements. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; our ability to protect our proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally. Please also see the discussion of risks and uncertainties under "Factors That May Affect Our Business and Results of Operations" in Item 1 of this Annual Report.

      In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only of the date of this Annual Report or the date of the document incorporated by reference in this Annual Report as applicable. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by applicable law. All subsequent forward-looking statements attributable to the Company or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Overview

      Immunomedics, Inc. is a biopharmaceutical company focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled, or "naked," form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a broad pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes approximately 90 issued patents in the United States and approximately 250 other issued patents worldwide, protects our product candidates and technologies.

      In addition to our potential therapeutic products, our proprietary technologies have also enabled us to develop highly specific diagnostic imaging agents, one of which, CEA-Scan(R), has been approved in the United States, Canada and the European Union, where it is currently being marketed for the detection of colorectal cancers. Our second diagnostic product, LeukoScan(R), has been approved in Europe and Australia, where it is currently being marketed for the detection of bone infections.

      From inception in 1982 until June 30, 2004, we had an accumulated deficit of approximately $148.3 million and have never earned a profit. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature or source of which cannot be predicted), our losses will continue as we continue to conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years.

      The development and commercialization of successful therapeutic products is subject to numerous risks and uncertainties including, without limitation, the following:

      o the type of therapeutic compound under investigation and nature of the disease in connection with which the compound is being studied;

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

      o the financial resources available to us during any particular period; and

      o many other factors associated with the commercial development of therapeutic products outside of our control.

Research and Development

      As of June 30, 2004, we employed 20 professionals in our research and development departments and 15 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs. We spent $21.9 million in the aggregate for the fiscal year ended June 30, 2004, on research and development expenses.

      During fiscal year 2003, we completed the construction of the manufacturing expansion at a total cost of $6.4 million. This expansion is being used to support our research and development efforts, as well as prepare for future commercialization of our product candidates. We believe that our facilities, as expanded, will be adequate to support our research and development activities for the next few years without the need for any material capital expenditures.

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

      Therapeutics

      We believe that each of our antibodies has therapeutic potential either when administered alone or when conjugated with therapeutic radioisotopes (radiolabeled), chemotherapeutics or other toxins to create unique and potentially more effective treatment options. The attachment of various compounds to antibodies is intended to allow the delivery of these therapeutic agents to tumor sites with greater precision than conventional radiation therapy or chemotherapeutic approaches. This treatment method is designed to reduce the total exposure of the patient to the therapeutic agents, which ideally minimizes debilitating side effects. We are currently focusing our efforts on unlabeled, or "naked," antibodies, and antibodies conjugated with radioisotopes, such as Yttrium-90, sometimes referred to as Y-90, and Iodine-131, sometimes referred to as I-131. All of our therapeutic product candidates are "humanized" antibodies, which means the portion of the antibody derived from mouse (murine) DNA sequences is generally less than 10%.

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

      On April 8, 2004, we entered into a termination agreement with Amgen whereby Amgen returned to us all rights for epratuzumab. As part of the transaction, we issued to Amgen a five-year warrant to purchase 100,000 shares of our common stock at a price equal to $16.00 per share. This warrant has an estimated value of approximately $310,000. If epratuzumab is approved for commercialization in the United States for non-Hodgkin's lymphoma therapy, the Company will be required to pay Amgen a milestone payment in the amount of $600,000. There are no other financial obligations between the parties as a result of the termination agreement.

      We have recently also begun the evaluation of IMMU-103 in patients with certain autoimmune diseases. In May 2004, clinical results of epratuzumab in patients with systemic lupus erythematosus were presented at the 7th International Congress on Systemic Lupus Erythematosus (SLE). Epratuzumab was administered as a single agent in patients with SLE. Patients with mild to moderate SLE activity were enrolled. SLE assessments after treatment demonstrated consistent clinical improvement compared to the pre-therapy scores. The investigators concluded that these preliminary results in SLE patients with mildly to moderately active disease indicate epratuzumab is well tolerated and can be infused in approximately one half-hour, without evidence of reactions or immunogenicity. Early efficacy data suggests clinical improvement continuing for at least one month after treatment.

      While the clinical results to date have been encouraging, we are not able to determine when, if ever, epratuzumab will be approved for sale in the United States or anywhere else. Even if it is approved, there can be no assurance that it will be commercially successful or that we will ever receive revenues equal to our financial investment in this product candidate.

      We have been evaluating IMMU-102 (Y-90 eMAb) in a Phase I/II clinical trial being conducted in the United States and Europe. This clinical trial is examining the safety and efficacy of IMMU-102 in patients with indolent or aggressive non-Hodgkin's lymphoma who have had a relapse of disease following standard chemotherapy. We are encouraged by the results of these trials and we are in the process of expanding these studies.

Other Therapeutic Product Candidates

      We also have in development a solid tumor therapeutic product candidate that targets an antigen known as carcinoembryonic antigen, or CEA. The CEA antigen is abundant at the site of virtually all cancers of the colon and rectum and is associated with many other solid tumors, such as breast and lung cancers. Our humanized CEA antibody (hCEA, IMMU-100) is in clinical testing both in unlabeled and radiolabeled forms. The unlabeled form is being tested in a Phase I dose-escalation trial in patients with colorectal or breast cancer. A Phase II trial has been completed in Europe for IMMU-111 (hCEA-I-131) in patients with proven or suspected metastatic colorectal cancer who failed chemotherapy. We believe that the initial results with IMMU-111 are encouraging. This Phase I/II trial with IMMU-101 (hCEA-Y-90) has completed enrollment in the United States and in Europe in patients with advanced colorectal and pancreatic cancers.

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

      Diagnostics

      In 1998, we began to transition our focus away from the development of diagnostic imaging products in order to accelerate the development of our therapeutic product candidates. As a result, as of June 30, 2004, research and development into diagnostic imaging product candidates was no longer a material portion of our business.

      IBC Pharmaceuticals, Inc.

      In 1999, we began conducting research involving the selective delivery of therapeutic agents to fight cancer as part of a collaboration with Beckman Coulter, Inc. ("Beckman Coulter"). Upon our formation of the joint venture, IBC Pharmaceuticals, LLC, "IBC LLC", we granted certain intellectual property to the venture, as did Beckman Coulter. We were then reimbursed for all of the research activities we conducted on the joint venture's behalf.

      In the fourth quarter of fiscal year 2002 we were able to acquire all of the membership interests in IBC LLC held by Beckman Coulter, giving us majority control of the business. IBC LLC was then reorganized into IBC Pharmaceuticals, Inc., a Delaware corporation ("IBC"). We currently hold all of the outstanding shares of IBC Series A Preferred stock, representing approximately 74% of the total shares of voting stock outstanding. As a result of our majority interest in IBC, operating results of IBC are consolidated with the Company.

Critical Accounting Policies

      The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.

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

      Foreign Currency Risks

      Since Immunomedics operates in countries outside of the United States, it is exposed to various foreign currency risks. Two specific risks arise from the nature of the contracts Immunomedics executes with its customers, since from time to time contracts are denominated in a currency different than the particular Immunomedics subsidiary's local currency. These risks are generally applicable only to a portion of the contracts executed by the Company's foreign subsidiaries providing clinical services. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which the subsidiary's expenses are incurred. As a result, the subsidiary's net revenues and resultant earnings can be affected by fluctuations in exchange rates. Historically, fluctuations in exchange rates from those in effect at the time contracts were executed have not had a material effect upon the Company's consolidated financial results.

      The second risk results from the passage of time between the invoicing of customers and affiliates under these contracts and the ultimate collection of customer payments against such invoices. Because the contract is denominated in a currency other than the subsidiary's local currency, Immunomedics recognizes a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared and payment from the customer is received will result in Immunomedics receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. This difference is recognized by Immunomedics as a foreign currency transaction gain or loss, as applicable, and is reported in other expense (income) in the Company's Consolidated Statements of Operations. In addition, for intercompany transactions for which settlement is planned or anticipated in the foreseeable future, the related foreign currency transaction gains or losses, as applicable, are reported in other expenses (income) in the Company's Consolidated Statement of Operations.

      Finally, the Company's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results. The process by which each foreign subsidiary's financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. To date such cumulative translation adjustments have not been material to the Company's consolidated financial position.

      Stock Based Compensation

      Immunomedics grants stock options to its employees at an exercise price equal to the fair value of the shares at the date of grant and accounts for these stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB Opinion No. 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the income statement. However, for purposes of disclosure only, we estimate the fair value of stock options through the use of option pricing models. In determining the values to use in our option-pricing model, we make several subjective estimates about the characteristics of the underlying stock and the expected timing of option exercise. Changes to these estimates can change the fair value disclosures in our financial statements.

      Impairment of Assets

      Immunomedics reviews its long-lived assets for impairment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon the Company's judgment of its ability to recover the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated.

Results of Operations

      Fiscal Year 2004 compared to Fiscal Year 2003

      Revenues for the fiscal year ended June 30, 2004 were $4,306,000 as compared to $13,719,000 in the fiscal year ended June 30, 2003, representing a decrease of $9,413,000, or 69%, primarily due to a decrease in license fees. License fee and other revenues for fiscal year 2004 decreased to $512,000 from $10,127,000 for the same period in 2003, primarily due to the complete recognition of the licensing fees associated with the Development and License Agreement with Amgen, Inc. ("Amgen Agreement") by February 2003. Revenues derived from the Amgen Agreement declined from $9,693,000 in 2003 to $275,000 in 2004. Product sales for fiscal year 2004 were about the same as 2003 as a result of the

Company's decision to transition its focus from the sale of diagnostic imaging products to the development of therapeutic compounds. Revenues from grants for research and development for fiscal year 2004 increased to $186,000 from $34,000 for the same period of 2003.

      Total operating expenses for fiscal year 2004 were $27,299,000 as compared to $23,533,000 in fiscal year 2003, representing an increase of $3,766,000, or 16%. Research and development expenses for fiscal year 2004 increased by $3,759,000, from $18,175,000 in fiscal year 2003 to $21,934,000 primarily due to an increased number of professional staff, as well as increased research and development efforts including manufacturing expenses such as laboratory supplies associated with producing compounds to be used in clinical trials. Cost of goods sold for fiscal year 2004 increased by $170,000 to $713,000 from $543,000 in fiscal year 2003, primarily due to increased sales of in-vitro diagnostic kits and other imaging products and establishment of reserves for inventory on hand for product lines that are being de-emphasized.

      Sales and marketing expenses for fiscal year 2004 were $1,331,000 as compared to $1,313,000 for fiscal year 2003, representing a decrease of $18,000. General and administrative costs for fiscal year 2004 decreased by $182,000 from $3,502,000 in fiscal year 2003 to $3,320,000.

      Interest and other income for fiscal year 2004 decreased by $586,000 from $1,096,000 in fiscal year 2003 to $510,000 in 2004, primarily due to lower rates of return on our invested cash and reduced level of cash available for investment. Interest expense increased from $9,000 in fiscal year 2003 to $225,000 in fiscal year 2004. This increase was due to the $6,376,000 bond financing with the New Jersey Economic Authority, completed in May 2003, and the issuance of $10,000,000 of convertible senior notes, which was completed in January 2004.

      For fiscal years 2004 and 2003, we recorded a tax benefit of $428,000 and $745,000, respectively, as a result of our sale of approximately $5,313,000 and $9,246,000 of New Jersey state net operating losses, respectively. These tax benefits were partially offset by income tax provisions of $194,000 and $65,000, primarily from our European subsidiary for 2004 and 2003, respectively.

      Net loss allocable to common stockholders for fiscal year 2004 is $22,355,000, or $0.45 per share, as compared to $7,874,000, or $0.16 per share, in fiscal year 2003.

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

      Total operating expenses for fiscal year 2003 were $23,533,000 as compared to $20,985,000 in fiscal year 2002, representing an increase of $2,548,000, or 12%. Research and development expenses for fiscal year 2003 increased by $3,973,000, from $14,202,000 in fiscal year 2002 to $18,175,000, primarily due to an increased number of professional staff, as well as increased research and development efforts, manufacturing expenses including laboratory supplies associated with producing compounds to be used in clinical trials and costs associated with IBC in the amount of $1,002,000, as IBC became a majority-owned subsidiary of Immunomedics in June 2002. Cost of goods sold for fiscal year 2003 decreased by $132,000 to $543,000 from $675,000 in fiscal year 2002, primarily due to decreased sales of in-vitro diagnostic kits and other imaging products.

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

      Interest and other income for fiscal year 2003 decreased by $973,000 from $2,069,000 in fiscal year 2002 to $1,096,000 in 2003, primarily due to lower rates of return on our invested cash and reduced level of cash available for investment.

      For fiscal years 2003 and 2002, we recorded a tax benefit of $745,000 and $1,205,000, respectively, as a result of our sale of approximately $9,246,000 and $15,269,000 of New Jersey state net operating losses, respectively. The 2003 tax benefit is partially offset by an income tax provision of $65,000 for our European subsidiary.

      Net loss allocable to common stockholders for fiscal year 2003 is $7,874,000, or $0.16 per share, as compared to $3,747,000, or $0.08 per share, in fiscal year 2002.

      Liquidity and Capital Resources

      Since our inception in 1982, we have financed our operations primarily through private sales of our equity securities, revenue earned under licensing agreements and, to a lesser degree, from sales of CEA-Scan(R) and LeukoScan(R), research grants from various sources and investment income.

      At June 30, 2004, we had working capital of $10,335,000, representing a decrease of $11,441,000 from $21,776,000 at June 30, 2003. At June 30, 2004, we had long-term debt of $5,100,800 through the New Jersey Economic Development Authority and $10,000,000 aggregate principal amount of convertible senior notes for a total of $15,100,800. The net decrease in working capital resulted principally from the net loss allocable to common stockholders during fiscal year 2004 of $22,355,000 partially offset by the $10,000,000 proceeds received from the January 2004 sale of convertible senior notes.

      On January 20, 2004, we completed a $10,000,000 financing of Convertible Senior Notes, which are due January 12, 2006. The notes bear interest at a fixed annual rate of 3.25% to be paid semiannually. The holder of the notes may convert the notes at any time prior to the maturity date into shares of the Company's common stock at a conversion price of $6.09 per share. Immunomedics has registered the notes and the shares of common stock issuable upon conversion of the notes with the SEC for potential sale. Proceeds from the financing have been and will be used to continue the Company's development of its cancer and autoimmune disease therapeutics and for working capital and other general corporate purposes.

      In August 2004, the Company sold 4,178,116 shares of its common stock, resulting in net proceeds to the Company of approximately $14.0 million. The shares were sold to institutional investors at a price of $3.61 per share. The Company also agreed to grant these investors rights to purchase an additional 4,178,116 shares of its common stock at a price of $3.97 per share, by a date no later than November 24, 2004. The shares of common stock were sold pursuant to an effective shelf registration statement filed with the SEC.

      Our cash, cash equivalents and marketable securities amounted to $13,479,000 at June 30, 2004, representing a decrease of $10,317,000 from $23,796,000 at June 30, 2003. This decrease was primarily attributable to the funding of operating expenses. It is anticipated that working capital and cash, cash equivalents and marketable securities will decrease during fiscal year 2005 as a result of planned operating expenses and capital expenditures, offset by the additional cash proceeds received from the sale of common stock in August 2004 and by projected revenues from sales of our diagnostic imaging products in the United States and Europe. However, there can be no assurance as to the amount of revenues, if any, these imaging products will provide.

      To date, we have not generated positive cash flow from operations, excluding the effects of the up-front payment received from Amgen in fiscal year 2001. We believe that based on the rate of our current and anticipated cash outlay, our existing working capital and the funds received in connection with our August 2004 sale of common stock should be sufficient to meet our capital and liquidity requirements for the next twelve months.

      Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1, "Factors That May Affect Our Business and Results of Operations," and elsewhere in this Annual Report on Form 10-K. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us and access to capital markets that can provide us with the resources when necessary to fund our strategic priorities.

      We expect to utilize our cash equivalents and short-term investments to fund our operations at levels similar to those used in fiscal year 2004. However, we do not believe that we will have adequate cash at this spending level to complete our research and development programs. As a result, we will require additional financial resources after we utilize our current liquid assets in order for us to continue our research and development programs, clinical trials of our product candidates and regulatory filings. Additional financing may not be available to us on terms we find acceptable, if at all, and the terms of such financing may cause substantial dilution to existing stockholders. If adequate funds are not available, we may be required to curtail significantly one or more of our research and development programs. If we obtain funds through collaborative partnerships, we may be required to relinquish rights to certain of our technologies or product candidates.

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

      Contractual Commitments

      Our major contractual obligations relate to an operating lease for our facility, a loan from the New Jersey Economic Development Authority used to fund the expansion of our facility and the issuance of convertible senior notes. We have identified and quantified the significant commitments in the following table for the fiscal years ending June 30:

                             Payments Due by Period
                                 (in thousands)

Contractual Obligation          2005       2006       2007       2008       2009     Thereafter    Total
---------------------------   --------   --------   --------   --------   --------   ----------   --------
Operating Lease(1)            $    545   $    545   $    552   $    556   $    556   $    9,098   $ 11,852
NJEDA Loan(2)                 $  1,334   $  1,317   $  1,301   $  1,284   $                  --   $  5,236
Convertible Senior Notes(3)   $    325   $ 10,325         --         --                      --   $ 10,650
                              --------   --------   --------   --------   --------   ----------   --------
    TOTAL                     $  2,204   $ 12,187   $  1,853   $  1,840   $    556   $    9,098   $ 27,738

      (1) In November 2001, we renewed our operating lease for our Morris Plains, New Jersey facility for an additional term of 20 years expiring in October 2021 at a base annual rate of $545,000, which included an additional 15,000 square feet. The rent is fixed for the first five years and increases every five years thereafter.

      (2) In May 2003, we obtained a loan for $6,376,000 at a variable interest rate through the New Jersey Economic Development Authority, repayable monthly in 60 equal installments.

      (3) In January 2004, we completed a $10,000,000 financing through the issuance of convertible senior notes due January 12, 2006. The notes bear interest at a fixed annual rate of 3.25%, to be paid semiannually. The holders of the notes may convert the notes at any time prior to January 12, 2006 at a conversion price of $6.09 per share.

Recently Issued Accounting Pronouncements

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which addresses how an issuer classifies and measures financial instruments within characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuers. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS 150. The adoption of SFAS 150 did not have any impact on our consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN 46 provides guidance for determining the primary beneficiary for entities with multiple economic interests. FIN 46 is effective at the time of investment for interests obtained in a variable economic entity after January 31, 2003. Beginning in the third quarter of our fiscal year 2004, FIN 46 applies to interests in variable interest entities (VIEs) acquired prior to February 1, 2003. The adoption of FIN 46 did not have any impact on our consolidated financial statements.

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

      The table below presents the amounts and related weighted average interest rates by fiscal year of maturity for our investment portfolio in marketable and restricted securities as of June 30, 2004:

                                                                                    Fair
                         2005      2006      2007      2008      2009     Total     Value
                        ------    ------    ------    ------    ------    ------    ------
                                                  (in thousands)

Fixed rate              $2,952    $3,344    $3,170        --        --    $9,466    $9,447
Average interest rate     1.94%     3.19%     1.72%       --        --      2.31%       --

Item 8 -- Financial Statements and Supplementary Data

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,         June 30,
                                                                                     2004             2003
                                                                                 -------------    -------------
                                   ASSETS
Current Assets:
     Cash and cash equivalents ...............................................   $   9,133,297    $  13,601,627
     Marketable securities ...................................................       4,345,891       10,194,813
     Accounts receivable, net of allowance for doubtful accounts of $343,724 and $381,681 at June 30, 2004 and June 30, 2003,
        respectively .........................................................         788,647          930,134
     Inventory, net of reserve ...............................................         340,133          839,480
     Other current assets ....................................................         748,921          825,372
     Restricted securities - current portion .................................       1,275,200        1,275,200
                                                                                 -------------    -------------
                  Total current assets .......................................      16,632,089       27,666,626
Property and equipment, net ..................................................      11,532,646       12,298,971
Restricted securities ........................................................       3,825,600        5,100,800
Other long-term assets .......................................................          98,243           63,157
                                                                                 -------------    -------------
                                                                                 $  32,088,578    $  45,129,554
                                                                                 =============    =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt .......................................   $   1,275,200    $   1,275,200
     Accounts payable and accrued expenses ...................................       5,021,513        4,615,746
                                                                                 -------------    -------------
                  Total current liabilities ..................................       6,296,713        5,890,946
                                                                                 -------------    -------------
Long-term debt ...............................................................      13,825,600        5,100,800
Minority interest ............................................................         382,121          471,044
Commitments and Contingencies
Stockholders' equity:
     Preferred stock, $.01 par value; authorized 10,000,000 shares; no
         shares issued and outstanding at June 30, 2004 and June 30, 2003 ....              --               --
     Common stock, $.01 par value; authorized 70,000,000 shares; issued and outstanding, 49,893,693 and 49,878,193 shares at June 30, 2004 and
         June 30, 2003, respectively .........................................         498,937          498,782
     Capital contributed in excess of par ....................................     159,493,859      159,037,244
     Treasury stock, at cost, 34,725 shares ..................................        (458,370)        (458,370)
     Accumulated deficit .....................................................    (148,257,745)    (125,902,490)
     Accumulated other comprehensive income ..................................         307,463          491,598
                                                                                 -------------    -------------
                  Total stockholders' equity .................................      11,584,144       33,666,764
                                                                                 -------------    -------------
                                                                                 $  32,088,578    $  45,129,554
                                                                                 =============    =============

          See accompanying notes to consolidated financial statements.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)


                                                                               Years ended June 30,
                                                                   --------------------------------------------
                                                                       2004            2003            2002
                                                                   ------------    ------------    ------------
Revenues:
     Product sales .............................................   $  3,607,413    $  3,558,435    $  3,792,841
     License fee and other revenues ............................        512,256      10,127,327      10,212,720
     Research and development ..................................        186,171          33,710         281,200
                                                                   ------------    ------------    ------------
          Total revenues .......................................      4,305,840      13,719,472      14,286,761
                                                                   ------------    ------------    ------------

Costs and Expenses:
     Costs of goods sold .......................................        713,332         543,400         675,240
     Research and development ..................................     21,934,287      18,174,806      14,202,275
     Sales and marketing .......................................      1,331,235       1,312,863       2,286,054
     General and administrative ................................      3,320,220       3,501,855       2,885,500
     Acquired in-process research and development ..............             --              --         935,889
                                                                   ------------    ------------    ------------
          Total costs and expenses .............................     27,299,074      23,532,924      20,984,958
                                                                   ------------    ------------    ------------
Operating loss .................................................    (22,993,234)     (9,813,452)     (6,698,197)
     Interest and other income .................................        509,608       1,095,714       2,069,214
     Interest expense ..........................................       (224,743)         (9,064)             --
     Minority interest .........................................         88,923          88,178              --
     Foreign currency transaction gain (loss) ..................         30,055          84,864        (323,452)
                                                                   ------------    ------------    ------------
Loss before income tax benefit .................................    (22,589,391)     (8,553,760)     (4,952,435)
Income tax benefit .............................................        234,136         679,454       1,205,530
                                                                   ------------    ------------    ------------
Net  loss ......................................................   $(22,355,255)   $ (7,874,306)   $ (3,746,905)
                                                                   ============    ============    ============
Per Share Data (basic and diluted):
Net loss .......................................................   $      (0.45)   $      (0.16)   $      (0.08)
                                                                   ============    ============    ============
Weighted average number of common shares outstanding ...........     49,886,484      49,877,889      49,651,547
                                                                   ============    ============    ============

Comprehensive income (loss):
     Net loss ..................................................   $(22,355,255)   $ (7,874,306)   $ (3,746,905)
     Other comprehensive income (loss), net of tax:
         Foreign currency translation adjustments ..............         85,737          68,297         393,619
         Unrealized gain (loss) on securities available for sale       (269,872)        (90,903)         10,223
                                                                   ------------    ------------    ------------
     Other comprehensive income (loss) .........................       (184,135)        (22,606)        403,842
                                                                   ------------    ------------    ------------
Comprehensive loss .............................................   $(22,539,390)   $ (7,896,912)   $ (3,343,063)
                                                                   ============    ============    ============

          See accompanying notes to consolidated financial statements.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                            Convertible
                                                          Preferred Stock       Common Stock            Capital
                                                          ---------------   ---------------------     Contributed
                                                          Shares   Amount     Shares      Amount    in Excess of Par
                                                          ------   ------   ----------   --------   ----------------
Balance, at June 30, 2001 .............................       --       --   49,533,871    495,339        155,116,973
     Exercise of option to purchase common stock ......       --       --      100,250      1,002            371,370
     Exercise of warrants to purchase common stock ....       --       --      104,422      1,044            375,831
     Retirement of Shareholder Rights Plan ............       --       --           --         --            (49,739)
     Common Stock and warrant issued in connection with
         the purchase of additional interest in IBC ...       --       --      138,900      1,389          2,648,601
     Compensation expense associates with issuance of
         stock options to employees ...................       --       --           --         --            106,440
     Other comprehensive income .......................       --       --           --         --                 --
     Net loss .........................................       --       --           --         --                 --
                                                          ------   ------   ----------   --------   ----------------
Balance, at June 30, 2002 .............................       --       --   49,877,443    498,774        158,569,476
     Exercise of options to purchase common stock .....       --       --          750          8              1,328
     Compensation expense associated with issuance of
         stock options to non-employee ................       --       --           --         --            360,000
     Compensation expense associated with issuance of
         stock options to employees ...................       --       --           --         --            106,440
     Other comprehensive loss .........................       --       --           --         --                 --
     Net loss .........................................       --       --           --         --                 --
                                                          ------   ------   ----------   --------   ----------------
Balance, at June 30, 2003 .............................       --   $   --   49,878,193   $498,782       $159,037,244
     Exercise of options to purchase common stock .....       --       --       15,500        155             49,045
     Issuance of warrants to purchase common stock ....       --       --           --         --            310,000
     Compensation expense associated with issuance of
         stock options to employees ...................       --       --           --         --             97,570
     Other comprehensive loss .........................       --       --           --         --                 --
     Net loss .........................................       --       --           --         --                 --
                                                          ------   ------   ----------   --------   ----------------
Balance, at June 30, 2004 .............................       --   $   --   49,893,693   $498,937       $159,493,859
                                                          ======   ======   ==========   ========   ================

                                                                                         Accumulated
                                                                                            Other
                                                          Treasury      Accumulated     Comprehensive
                                                            Stock         Deficit       Income/(Loss)       Total
                                                          ---------    -------------    -------------    ------------
Balance, at June 30, 2001 .............................          --     (114,281,279)         110,362      41,441,395
     Exercise of option to purchase common stock ......          --               --               --         372,372
     Exercise of warrants to purchase common stock ....          --               --               --         376,875
     Retirement of Shareholder Rights Plan ............          --               --               --         (49,739)
     Common Stock and warrant issued in connection with
         the purchase of additional interest in IBC ...    (458,370)              --               --       2,191,620
     Compensation expense associates with issuance of
         stock options to employees ...................          --               --               --         106,440
     Other comprehensive income .......................          --               --          403,842         403,842
     Net loss .........................................          --       (3,746,905)              --      (3,746,905)
                                                          ---------    -------------    -------------    ------------
Balance, at June 30, 2002 .............................    (458,370)    (118,028,184)         514,204      41,095,900
     Exercise of options to purchase common stock .....          --               --               --           1,336
     Compensation expense associated with issuance of
         stock options to non-employee ................          --               --               --         360,000
     Compensation expense associated with issuance of
         stock options to employees ...................          --               --               --         106,440
     Other comprehensive loss .........................          --               --          (22,606)        (22,606)
     Net loss .........................................          --       (7,874,306)              --      (7,874,306)
                                                          ---------    -------------    -------------    ------------
Balance, at June 30, 2003 .............................   $(458,370)   $(125,902,490)        $491,598     $33,666,764
     Exercise of options to purchase common stock .....          --               --               --          49,200
     Issuance of warrants to purchase common stock ....          --               --               --         310,000
     Compensation expense associated with issuance of
         stock options to employees ...................          --               --               --          97,570
     Other comprehensive loss .........................          --               --         (184,135)       (184,135)
     Net loss .........................................          --      (22,355,255)              --     (22,355,255)
                                                          ---------    -------------    -------------    ------------
Balance, at June 30, 2004 .............................   $(458,370)   $(148,257,745)        $307,463     $11,584,144
                                                          =========    =============    =============    ============

          See accompanying notes to consolidated financial statements.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years ended June 30,
                                                                        --------------------------------------------
                                                                            2004            2003            2002
                                                                        ------------    ------------    ------------
Cash flows from operating activities:
     Net loss .......................................................   $(22,355,255)   $ (7,874,306)   $ (3,746,905)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
           Depreciation .............................................      1,947,683       1,558,940         977,517
           Minority interest ........................................        (88,923)        (88,178)             --
           Provision for allowance for doubtful accounts ............        (37,957)         91,815         164,426
           Inventory reserve ........................................        139,000              --              --
           Amortization of bond premium .............................        216,871         255,162         246,147
           Non-cash expense relating to issuance of warrants ........        310,000              --              --
           Non-employee stock based compensation ....................             --         360,000              --
           Employee stock based compensation ........................         97,570         106,440         106,440
           Other ....................................................         85,737          68,297         393,619
     Changes in operating assets and liabilities:
           Accounts receivable ......................................        179,444          84,767        (476,958)
           Inventories ..............................................        360,347        (197,794)        109,083
           Other current assets .....................................         76,451         976,607        (648,193)
           Other long-term assets ...................................        (35,086)        (12,000)             --
           Accounts payable and accrued expenses ....................        405,767      (1,204,586)      2,090,629
           Deferred revenue .........................................             --      (7,475,728)     (6,774,272)
                                                                        ------------    ------------    ------------
           Net cash used in operating activities ....................    (18,698,351)    (13,350,564)     (7,558,467)
                                                                        ------------    ------------    ------------

Cash flows from investing activities:
     Purchase of marketable securities ..............................       (849,977)    (10,229,667)    (13,877,725)
     Proceeds from maturities of marketable securities ..............      7,487,356      25,037,578      26,824,966
     Purchase of additional interest in IBC .........................             --              --       2,542,344
     Additions to property and equipment ............................     (1,181,358)     (7,296,010)     (4,105,161)
                                                                        ------------    ------------    ------------
     Net cash from investing activities .............................      5,456,021       7,511,901      11,384,424
                                                                        ------------    ------------    ------------

Cash flows from financing activities:
     Issuance of convertible senior notes ...........................     10,000,000              --              --
     Facility expansion financing ...................................             --       6,376,000              --
     Payments of debt ...............................................     (1,275,200)             --         (70,412)
     Retirement of 1998 Shareholder Rights Plan .....................             --              --         (49,739)
     Exercise of warrants ...........................................             --              --         376,875
     Exercise of stock options ......................................         49,200           1,336         372,372
                                                                        ------------    ------------    ------------
          Net cash provided by financing activities .................      8,774,000       6,377,336         629,096
                                                                        ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents ....................     (4,468,330)        538,673       4,455,053
Cash and cash equivalents at beginning of period ....................     13,601,627      13,062,954       8,607,901
                                                                        ------------    ------------    ------------
Cash and cash equivalents at end of period ..........................   $  9,133,297    $ 13,601,627    $ 13,062,954
                                                                        ============    ============    ============
Supplemental disclosure of noncash financing activities:
      Common stock and warrant issued in connection with the purchase
         of additional interest in IBC ..............................   $         --    $         --    $  2,649,990
Cash paid for interest ..............................................   $     76,766    $         --    $      1,683
Cash paid for income taxes ..........................................   $      4,232    $      1,490    $         --

          See accompanying notes to consolidated financial statements.

                       IMMUNOMEDICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1. Business Overview

      Immunomedics, Inc., a Delaware corporation ("Immunomedics" or the "Company") is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. Immunomedics currently markets and sells CEA-Scan(R) in the United States, and CEA-Scan(R) and LeukoScan(R) throughout Europe and in certain other markets outside the U.S.

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

      Immunomedics expects to utilize its cash equivalents and short-term investments including the net proceeds of approximately $14.0 million from the sale of common stock in August 2004, to fund its operations at levels similar to those used in fiscal year 2004. However, the Company does not believe that it will have adequate cash at this spending level to complete its research and development programs. As a result, Immunomedics will require additional financial resources after it utilizes its current liquid assets in order to continue its research and development programs, clinical trials of product candidates and regulatory filing. Immunomedics has never achieved profitable operations, and there is no assurance that profitable operations, even if achieved, could be sustained on any continuing basis. The Company's future operations are dependent on, among other things, the success of its commercialization efforts and market acceptance of any future therapeutic products. Since its inception in 1982, Immunomedics' principal source of funds has been the private and public sale of debt and equity securities and, to a lesser extent, revenues from licensing. There can be no assurance that Immunomedics will be able to raise the additional capital it will need on commercially acceptable terms if at all. If it is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected.

2. Summary of Significant Accounting Policies

      Principles of Consolidation and Presentation

      The consolidated financial statements include the accounts of Immunomedics and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest is recorded for a majority-owned subsidiary (see Note 9).

      Use of Estimates

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

      Foreign Currencies

      For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders' equity in the Consolidated Balance Sheets and are included in the determination of comprehensive income in the Consolidated Statements of Stockholders' Equity. Transaction gains and losses are included in the determination of net income in the Consolidated Statements of Operations.

      Cash Equivalents and Marketable Securities

      Immunomedics considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents.

      Immunomedics' investments in cash equivalents and marketable securities are available for sale to fund operations. The portfolio at June 30, 2004 primarily consists of corporate debt securities and municipal bonds.

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

      Reclassification

      Certain 2003 and 2002 balances have been reclassified to conform with the 2004 presentation.

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

      Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities relate to the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements and tax returns. During fiscal years 2004, 2003 and 2002, the Company recognized tax benefits as a result of the sale of New Jersey net operating loss carry forwards (see Note 8).

      Net Loss Per Share Allocable to Common Stockholders

      Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For the purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the years ended June 30, 2004, 2003 and 2002. The common stock equivalents excluded from the diluted per share calculation are 5,095,250, 4,325,750, and 3,378,250 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

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

      Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss allocable to common shareholders and related per share amounts would have been the pro forma amounts indicated below:

                                                       2004            2003            2002
                                                   ------------    ------------    ------------
Net (loss), as reported ........................   $(22,355,255)   $ (7,874,306)   $ (3,746,905)
Add: Stock-based employee compensation
expense ........................................         97,570         106,440         106,440
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards .................................     (8,251,069)     (7,332,028)     (6,247,547)
                                                   ------------    ------------    ------------
Pro forma net (loss) ...........................   $(30,508,754)   $(15,099,894)   $ (9,888,012)
                                                   ============    ============    ============
Earnings per share:
         as reported ...........................   $      (0.45)   $      (0.16)   $       (.08)
         pro forma .............................   $      (0.61)   $      (0.30)   $       (.20)

      The fair value of each option granted during the three years ended June 30, 2004 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (i) dividend yield of 0%, (ii) expected term of 8 years for June 30, 2004, 2003 and 2002, (iii) expected volatility of 117% at June 30, 2004, 89% at June 30, 2003 and 129% at June 30, 2002 and (iv) a risk-free interest rate of 4.51%, 3.53% and 4.70% for the years ended June 30, 2004, 2003 and 2002, respectively. The weighted average fair value at the date of grant for options granted during the years ended June 30, 2004, 2003 and 2002 was $5.04, $9.91 and $11.60 per share, respectively.

      When the exercise price of employee or director stock options is less than the fair value of the underlying stock on the grant date, the Company records compensation expense for the difference over the vesting period of the options. Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and recognized over the related vesting period and may be subject to remeasurement if performance commitments exist.

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

      Recently Issued Accounting Pronouncements

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which addresses how an issuer classifies and measures financial instruments within characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuers. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The adoption of SFAS 150 did not have any impact on our consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities". FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN 46 provides guidance for determining the primary beneficiary for entities with multiple economic interests. FIN 46 is effective at the time of investment for interests obtained in a variable economic entity after January 31, 2003. Beginning in the third quarter of our fiscal year 2004, FIN 46 applies to interests in variable interest Entities (VIE's) acquired prior to February 1, 2003. The adoption of FIN 46 did not have any impact on our consolidated financial statements.

3. Marketable Securities and Restricted Securities

      Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income (loss). Immunomedics considers all of its current investments to be available-for-sale. Marketable securities and restricted securities at June 30, 2004 and 2003 consist of the following (in thousands):

                                              Gross        Gross      Estimated
                                Amortized   Unrealized   Unrealized      Fair
                                   Cost        Gain         Loss        Value
                                ----------  ----------   ----------   ----------
June 30, 2004
Agency/NJ Municipal Bonds           $7,365  $       --         $(73)      $7,292
Corporate Debt Securities            2,101          56           (2)       2,155
                                ----------  ----------   ----------   ----------
                                    $9,466         $56         $(75)      $9,447
                                ==========  ==========   ==========   ==========

June 30, 2003
Municipal Bonds - New Jersey        $7,017         $14          $(9)      $7,022
Corporate Debt Securities            9,293         256           --        9,549
                                ----------  ----------   ----------   ----------
                                   $16,310        $270          $(9)     $16,571
                                ==========  ==========   ==========   ==========

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2004 (in thousands):

                                                       Amortized     Estimated
                                                          Cost       Fair Value
                                                       ----------    ----------
Due within one year                                        $2,951        $2,941
Due after one year through five years                       6,515         6,506
                                                       ----------    ----------
                                                           $9,466        $9,447
                                                       ==========    ==========

      Restricted securities at 2004 and 2003 of $5,100,800 and $6,376,360, respectively, are included in the tables above.

      Cash and cash equivalents as of June 30, 2004 and 2003 include $1,212,000 and $4,176,000 of mutual funds securities. These securities have less than 90 days maturities from the date of purchase. Included in other comprehensive income for the years ended June 30, 2004, 2003 and 2002 are approximately $10,000, ($22,000), and $9,000 of unrealized gains and (losses) related to cash equivalents with maturities of 90 days or less.

4. Inventory

      Inventory consisted of the following at June 30 (in thousands):

                                                           2004          2003
                                                        ----------    ----------
Finished goods                                                $479          $839
Reserve for obsolescence                                      (139)           --
                                                        ----------    ----------
                                                              $340          $839
                                                        ==========    ==========

5. Property and Equipment

      Property and equipment consisted of the following at June 30 (in thousands):

                                                          2004          2003
                                                       ----------    ----------
Machinery and equipment                                    $5,314        $4,613
Leasehold improvements                                     17,336        16,951
Furniture and fixtures                                        781           766
Computer equipment                                          1,297         1,217
                                                       ----------    ----------
                                                           24,728        23,547
Accumulated depreciation and amortization                 (13,195)      (11,248)
                                                       ----------    ----------
                                                          $11,533       $12,299
                                                       ==========    ==========
Depreciation expense                                       $1,948        $1,559
                                                       ==========    ==========

6. Other Current Balance Sheet Detail

      Other current assets consisted of the following at June 30 (in thousands):

                                                            2004         2003
                                                         ----------   ----------
Prepaid insurance                                              $310         $161
Accrued interest receivable                                     119          197
Customer receivable - material costs                             --          170
Prepaid rent                                                     53           58
Prepaid medical/dental insurance                                 66           53
Miscellaneous other current assets                              201          186
                                                         ----------   ----------
                                                               $749         $825
                                                         ==========   ==========

      Accounts payable and accrued expenses consisted of the following at June 30 (in thousands):

                                                            2004         2003
                                                         ----------   ----------
Trade accounts payable                                       $1,251         $470
Medical institutions- clinical trial programs                   823          788
Various legal counsel                                         1,487        2,148
Deferred rent expense                                           314          196
Foreign income taxes payable                                    383          374
Miscellaneous other current liabilities                         764          640
                                                         ----------   ----------
                                                             $5,022       $4,616
                                                         ==========   ==========

7. Stockholders' Equity

      The Certificate of Incorporation of the Company authorizes 10,000,000 shares of preferred stock, $.01 par value per share. The preferred stock may be issued from time to time in one or more series, with such distinctive serial designations, rights and preferences as shall be determined by the Board of Directors.

      As part of an April 2004 agreement between Amgen, Inc. ("Amgen") and the Company (see Note 10), the Company issued to Amgen a five-year warrant to purchase 100,000 shares of our common stock at a price equal to $16.00 per share, with an estimated value of $310,000. This was expensed in the fourth quarter of 2004.

      In February 2002, the Company's Board of Directors made the decision to concurrently redeem all outstanding stockholder rights under its 1998 Stockholder Rights Plan, and declare a dividend of one new right per share pursuant to our 2002 Stockholder Rights Plan (the "2002 Rights Plan") adopted by the Board of Directors. The 2002 Rights Plan involved the distribution of one "Right" as a dividend on each outstanding share of the Company's common stock to each holder of record on March 15, 2002. The redemption cost amounted to $49,739. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series G Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Shares"), of the Company, at a price of $150.00 per one one-thousandth of a Preferred Share (the "Purchase Price"), subject to adjustment. The 2002 Rights Plan provides that if a third party acquires more than 15% of the Company's common stock without prior approval of the Board of Directors, all of the stockholders of the Company (other than the acquiring party) will be entitled to buy either shares of a special series of our Preferred Shares, or shares of the Company's common stock with a market value equal to double the Exercise Price for each Right they hold. Under these circumstances, the Board of Directors may instead allow each such Right (other than those held by the acquiring party) to be exchanged for one share of the Company's common stock. The exercise or exchange of these Rights would have a substantial dilutive effect on the acquiring party. The Company's Board of Directors retains the right at all times to discontinue the 2002 Rights Plan through redemption of all rights or amend the 2002 Rights Plan in any respect. The Rights will expire on March 1, 2012 (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed by the Company, in each case, as described in the 2002 Rights Plan. No shareholder has exercised this right as of June 30, 2004.

      Under the terms of the Company's 1983 Stock Option Plan, as amended (the "1983 Plan"), stock options are granted to employees and members of the Board of Directors, as determined by the Compensation Committee of the Board of Directors, at fair market value, become exercisable at 25% per year on each of the first through fourth anniversaries of the date of grant, and terminate if not exercised within ten years. In June 1993, the 1983 Plan expired, although options granted under the 1983 plan that have not terminated may continue to be exercised. On November 5, 1992, at the Company's Annual Meeting of Stockholders, adoption of the Company's 1992 Stock Option Plan (the "1992 Plan" and, together with the 1983 Plan, the "Plans") was ratified. In September 2002, the 1992 Plan expired, although options granted under the 1992 plan that have not terminated may continue to be exercised. On December 5, 2001, at the Company's 2001 Annual Meeting of Stockholders, adoption of our 2002 Stock Option Plan (the "2002 Plan" and, together with the 1992 Plan, the "Plans") was ratified. The terms of the 2002 Plan are substantially similar to those under the Company's 1992 Plan. Under the 2002 Plan, 8,000,000 shares were reserved for possible future issuance upon exercise of stock options. At June 30, 2004, 1,946,875 stock options were still available for future grant and 6,792,125 shares of common stock were reserved for possible future issuance upon exercise of stock options both currently outstanding and which may be issued in the future.

      Pursuant to the terms of the 2002 Plan, each of the Company's outside Directors who had been a Director prior to July 1st of each year is granted, on the first business day of July of each year, an option to purchase shares of the Company's common stock at fair market value on the grant date, the amount of which is determined at the discretion of the Company's Board of Directors. On July 1, 2004, 2003 and 2002 stock options to purchase 50,000, 40,000 and 160,000 shares of common stock respectively, were granted to these Directors.

      Information concerning options for the years ended June 30, 2004, 2003 and 2002 is summarized as follows:

                                                           Fiscal 2004
                                                --------------------------------
                                                  Shares      Option Price Range
                                                ----------    ------------------
Outstanding, July 1, 2003 ...................    4,175,750      $1.44 - $24.56
Granted .....................................      795,000       4.11 - 9.50
Exercised ...................................      (15,500)      1.78 - 4.63
Terminated ..................................     (110,000)      2.25 - 19.80
                                                ----------    ------------------
Outstanding, June 30, 2004 ..................    4,845,250       1.44 - 24.56
                                                ----------    ------------------
Exercisable, June 30, 2004 ..................    2,770,875       1.44 - 24.56
                                                ----------    ------------------

                                                           Fiscal 2003
                                                --------------------------------
                                                  Shares      Option Price Range
                                                ----------    ------------------
Outstanding, July 1, 2002 ...................    3,174,250      $1.44 - $24.56
Granted .....................................    1,126,000       3.34 - 7.71
Exercised ...................................         (750)      1.78 - 1.78
Terminated ..................................     (123,750)      3.25 - 19.14
                                                ----------    ------------------
Outstanding, June 30, 2003 ..................    4,175,750       1.44 - 24.56
                                                ----------    ------------------

                                                           Fiscal 2002
                                                --------------------------------
                                                  Shares      Option Price Range
                                                ----------    ------------------
Outstanding, July 1, 2001 ...................    2,277,750      $1.44 - $24.56
Granted .....................................    1,024,000       6.05 - 20.49
Exercised ...................................     (100,250)      1.78 - 7.25
Terminated ..................................      (27,250)      1.78 - 21.68
                                                ----------    ------------------
Outstanding, June 30, 2002 ..................    3,174,250       1.44 - 24.56
                                                ----------    ------------------

      The following table summarizes information concerning options outstanding under the Plans at June 30, 2004:

                     Number      Weighted    Weighted       Number      Weighted
                   outstanding   average      average     exercisable   average
    Range of       at June 30,   exercise    remaining    at June 30,   exercise
 exercise price       2004        price     term (yrs.)      2004        price
----------------   -----------   --------   -----------   -----------   --------
   $ 1.44 - 3.00       264,500      $1.75           4.8       264,500      $1.75
     3.01 - 5.00     1,171,750       4.18           4.5       882,000       3.98
     5.01 - 8.00     1,841,500       6.54           8.6       471,250       6.97
      8.01-12.00       205,500       9.92           7.3       126,875       9.61
     12.01-18.00       710,000      16.82           6.2       640,250      17.09
   $ 18.01-24.56       652,000      20.56           6.8       386,000      20.62
                   -----------   --------   -----------   -----------   --------
                     4,845,250      $9.24           6.8     2,770,875      $9.88
                   ===========   ========   ===========   ===========   ========

      On May 18, 2000, the Board of Directors approved granting an aggregate of 325,000 stock options to Dr. David M. Goldenberg and Cynthia L. Sullivan that were subject to stockholder approval. Such approval was obtained from the stockholders during December 2000. The stock options were granted with an exercise price of $17.75, representing the stock price on the day of the Board of Directors' approval. The difference in the stock price on that date as compared to the stock price of $19.06 on the date on which the stockholders' approval was obtained resulted in compensation cost of $425,750 that is being expensed by the Company over the vesting period of four years. During fiscal years 2004, 2003 and 2002, the Company recorded compensation expense of $97,570, $106,440, and $106,440 respectively, as a component of general and administrative expense.

8. Income Taxes

The provision (benefit) for income taxes is as follows:

                                                      Year Ended June 30,
                                               --------------------------------
                                                 2004        2003        2002
                                               --------    --------    --------
Federal
         Current                               $     --    $     --          --
         Deferred                                    --          --          --
                                               --------    --------    --------
Total Federal                                        --          --          --
State
         Current                                   (440)       (745)     (1,206)
         Deferred                                    --          --          --
                                               --------    --------    --------
Total State                                        (440)       (745)     (1,206)
Foreign
         Current                                    206          66          --
         Deferred                                    --          --          --
                                               --------    --------    --------
Total Foreign                                       206          66
                                               --------    --------    --------
Total (benefit)                                   $(234)      $(679)    $(1,206)
                                               ========    ========    ========

A reconciliation of the statutory tax rates and the effective tax rates for each of the years ended June 30 is as follows:

                                                   2004       2003       2002
                                                  ------     ------     ------
Statutory rate                                     (34.0%)    (34.0%)    (34.0%)
State income taxes (net of Federal tax benefit)     (5.9%)     (5.3%)    (24.3%)
Foreign income tax                                   0.0%      (2.4%)      0.0%
Change in valuation allowance                       34.2%      34.3%      34.0%
Other                                                4.7%      (0.5%)      0.0%
                                                  ------     ------     ------
                                                    (1.0%)     (7.9%)    (24.3%)
                                                  ======     ======     ======

      Immunomedics utilizes SFAS No. 109, Accounting for Income Taxes, to account for income taxes. For fiscal years 2004, 2003 and 2002, the Company recorded a net tax benefit of $440,000, $745,000 and $1,206,000, respectively, as a result of its sale of approximately $5,313,000, $9,246,000 and $15,269,000 of New Jersey state net operating losses, respectively.

      The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets as of June 30, 2004 and 2003 are presented below (in thousands):

                                                             2004        2003
                                                           --------    --------
Deferred tax assets:
   Net operating loss carry forwards                        $57,243     $49,062
   Research and development credits                           6,377       6,352
   Property and equipment                                     2,173       1,726
   Other                                                        611       1,529
                                                           --------    --------
Total                                                        66,404      58,669
Valuation allowance                                         (66,404)    (58,669)
                                                           --------    --------
Net deferred taxes                                         $     --    $     --
                                                           ========    ========

      A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for fiscal years 2005 and 2004 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company continues to incur losses. The differences between book income and tax income primarily relates to depreciation.

      At June 30, 2004, the Company has available net operating loss carry forwards for federal income tax reporting purposes of approximately $153,000,000 and for state income tax reporting purposes of approximately $90,000,000, which expire at various dates between fiscal 2005 and 2024. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company's net operating loss and research credit carry forwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. As a result of certain financing arrangements, the Company may have experienced such ownership changes. Accordingly, the Company's net operating loss carry forwards available to offset future federal taxable income arising before such ownership changes may be limited. Similarly, the Company may be restricted in using its research credit carry forwards arising before such ownership changes to offset future federal income tax expense. Of the deferred tax asset valuation allowance related to the net operating loss carry forwards, approximately $24,400,000 relates to a tax deduction for non-qualified stock options. Immunomedics will increase capital contributed in excess of par when these benefits are deemed to be more likely than not to be realized for tax purposes. The net operating loss carry forwards for Federal income tax reporting purposes referred to above excludes certain losses from the Company's operations in The Netherlands, which may also be limited.

9. Related Party Transactions

      Certain of the Company's affiliates, including members of its senior management and Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Company's Chairman and Chief Strategic Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, who is the wife of Dr. David M. Goldenberg, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology and IBC Pharmaceuticals, Inc. In addition, the Company's executive vice president, Dr. Ivan D. Horak, is married to one of our other employees.

Dr. David M. Goldenberg

      Dr. David M. Goldenberg was an original founder of Immunomedics over 20 years ago and continues to play a critical role in its business. He currently serves as Chairman of the Board of Directors and Chief Strategic Officer, and is married to our President and Chief Executive Officer, Cynthia L. Sullivan. Dr. Goldenberg is a party to a number of agreements with us involving not only his services, but intellectual property owned by him. In addition Dr. Goldenberg performs services for The Center for Molecular Medicine and Immunology ("CMMI"), a not-for-profit specialized cancer research center.

      License Agreement. Pursuant to a License Agreement between Immunomedics and Dr. Goldenberg, certain patent applications owned by Dr. Goldenberg were licensed to Immunomedics at the time of Immunomedics' formation in exchange for a royalty in the amount of 0.5% of the first

$20,000,000 of annual net sales of all products covered by any of such patents and 0.25% of annual net sales of such products in excess of $20,000,000. Five of the licensed U.S. patents have since expired. In November 1993 the ownership rights of Immunomedics were extended as part of Dr. Goldenberg's employment agreement, with Immunomedics agreeing to diligently pursue all ideas, discoveries, developments and products, into the entire medical field, which, at any time during his past or continuing employment by Immunomedics (but not when performing services for CMMI - see below), Dr. Goldenberg has made or conceived or hereafter makes or conceives, or the making or conception of which he has materially contributed to or hereafter contributes to, all as defined in the Employment Agreement.

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

      Dr. Goldenberg is also entitled to receive Revenue Incentive Compensation during the period of his actual employment with us, and for a period of three years thereafter, unless he unilaterally terminates his employment without cause or is terminated for cause. With respect to the period that Dr. Goldenberg is entitled to receive Revenue Incentive Compensation on any given products, it will be in lieu of any other percentage compensation based on sales or revenue due him with respect to such products under his employment agreement or the license agreement. With respect to any periods that Dr. Goldenberg is not receiving such Revenue Incentive Compensation, he is entitled to receive one-half of one percent (0.5%) on cumulative annual net sales of, royalties on, certain equivalents thereof, and, to the extent approved by the Board of Directors, other consideration received by Immunomedics for such products, up to a cumulative annual aggregate of $75,000,000, and one-quarter of one percent (0.25%) on any cumulative Annual Net Revenue in excess of $75,000,000. A $100,000 annual minimum payment must be paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments and the License Agreement. No payments were made in addition to the annual minimum payments.

      The terms of his employment agreement also provide that Dr. Goldenberg is entitled to receive a percent, not less than 20 percent (20%), as determined in good faith by the Board of Directors, of net consideration (including, without limitation, license fees) which Immunomedics receives in connection with any disposition by sale, license or otherwise, of any Undeveloped Assets (as defined therein) which are not budgeted as part of Immunomedics' strategic plan. Pursuant to this provision, Dr. Goldenberg received a 20% profit interest in the membership interests originally acquired by Immunomedics in connection with the formation of the IBC Pharmaceuticals joint venture with Beckman Coulter in March 1999. Dr. Goldenberg also is compensated by IBC Pharmaceuticals as discussed in greater detail in these notes to the financial statements.

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

      Finally, it is a condition to his employment agreement that Dr. Goldenberg be permitted to continue his involvement with CMMI, as discussed in greater detail below.

      In 2001, Dr. Goldenberg's employment agreement was extended for an additional five-year period, expiring on June 30, 2006.

      Life Insurance. The Company has also agreed with Dr. Goldenberg to maintain in effect for his benefit a $2,000,000 whole life insurance policy. If Dr. Goldenberg retires from Immunomedics on or after his agreed retirement, or if his employment ends because of permanent disability, the Company must pay all then outstanding loans, if any, made under such policy, and assign such policy to Dr. Goldenberg in consideration of the services previously rendered by Dr. Goldenberg to us. There are no outstanding loans as of June 30, 2004. If the employment of Dr. Goldenberg ends for any other reason, except for cause, Dr. Goldenberg has the option to purchase such policy for a price mutually agreed upon by him and the Board of Directors, but not to exceed the cash value thereof less any outstanding policy loans, or he may purchase such policy at its full cash value, less any outstanding loans, with the purchase price to the paid out of the proceeds of the policy or any earlier payment or withdrawal of all or any portion of its net cash value. The Company also currently maintains $4,000,000 of key man life insurance on Dr. Goldenberg for the benefit of the Company.

      Additionally, a trust created by Dr. Goldenberg has purchased a $10,000,000 whole life policy on his life. The policy provides funds, which may be used to assist Dr. Goldenberg's estate in settling estate tax obligations and thus potentially reducing the number of shares of the Common Stock the estate may be required to sell over a short period of time to raise funds to satisfy such tax obligations. During what is estimated to be a 15-year period, the Company is obligated to pay $143,000 per year towards premiums, compared to an equivalent $250,000 commitment under the previous policies, in addition to amounts required to be paid by Dr. Goldenberg. The Company has an interest in this new policy up to the cumulative amount of premium payments made by it under the old and new policies, which, through June 30, 2004, amounted to $2,123,000. If Dr. Goldenberg's employment terminates, and the policy is not maintained, the Company would receive payment of only its invested cumulative premiums, up to the amount of cash surrender value in the policy.

      Severance Agreement. In June 2002, the Board of Directors approved (with Dr. Goldenberg and Ms. Sullivan abstaining) a severance agreement for Dr. Goldenberg pursuant to which the Company is required, under certain circumstances upon his termination for any reason, including as a result of his disability or a change in control of the Company, to sell to Dr. Goldenberg's family partnership a $10.0 million life insurance policy the Company has purchased insuring his life. In addition, if Dr. Goldenberg is terminated upon his disability or a change in control of the Company within six years of the date of the severance agreement, the Company will reimburse him for the total purchase price of the life insurance policy. If he is terminated for any other reason, whether voluntarily or involuntarily, the Company will reimburse him for 50% of the purchase price, so long he has remained employed by the Company for three years after the agreement, plus an additional amount for each month of service in excess of three years.

Cynthia L. Sullivan

      Employment Agreement. On March 20, 2001, the Company entered into an employment agreement with Cynthia L. Sullivan that sets forth the terms of her employment with the Company through March 9, 2006. During the term of her employment, the Company will pay Ms. Sullivan an annual minimum base salary of $275,000 and an annual bonus as determined by the Compensation Committee of the Company's Board of Directors, which in no event shall be less than 20% of the base salary. Ms. Sullivan shall be awarded a minimum of 150,000 stock options annually on the anniversary of the employment agreement. Under her employment agreement, Ms. Sullivan may participate in all benefit plans and programs to the extent she is eligible including medical and life insurance.

      Under the employment agreement, if Ms. Sullivan is terminated for Cause (as defined in the employment agreement), by reason of death, unavailability (as defined in the employment agreement), or by reason of voluntary resignation, then the Company shall pay Ms. Sullivan the base salary through such date of termination. If Ms. Sullivan is terminated for any other reason, then the Company shall continue for a period of four years Ms. Sullivan's medical and life insurance and shall pay Ms. Sullivan the sum of (i) the highest base salary paid to Ms. Sullivan during any of the prior three years, (ii) the highest bonus paid to Ms. Sullivan during the prior three years and (iii) the stock options that Ms. Sullivan would have otherwise received during the period commencing on the termination date and ending on the later of 24 months from the termination date and March 9, 2006 (such sum, collectively with the extension of benefits is referred to hereinafter as the "Severance Payment").

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

Relationships with The Center for Molecular Medicine and Immunology

      The Company's product development has involved, to varying degrees, The Center for Molecular Medicine and Immunology (CMMI), a not-for-profit specialized cancer research center, for the performance of certain basic research and patient evaluations, the results of which are made available to the Company pursuant to a collaborative research and license agreement. CMMI, which is funded primarily by grants from the National Cancer Institute (NCI), is located in Belleville, New Jersey. Dr. Goldenberg is the founder, current President and a member of the Board of Trustees of CMMI. Dr. Goldenberg's employment agreement permits him to devote more of his time working for CMMI than for the Company. Certain of the Company's consultants have employment relationships with CMMI, and Dr. Hans Hansen, the Company's emeritus executive officer, is an adjunct member of CMMI. Despite these relationships, the Company believes CMMI is independent of Immunomedics, and CMMI's management and fiscal operations are the responsibility of CMMI's Board of Trustees.

      The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amount of approximately $109,000, $90,000 and $205,000 during the years ended June 30, 2004, 2003 and 2002, respectively. We also provide, at no cost to CMMI, laboratory materials and supplies. However, any inventions made independently of the Company at CMMI are the property of CMMI.

      During the fiscal years 2004, 2003 and 2002, the Company's Board of Directors authorized grants to CMMI of $401,000, $349,000, and $214,000, respectively, to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI.

IBC Pharmaceuticals

      In March 1999, IBC Pharmaceuticals, LLC ("IBC LLC"), was formed as a joint venture between Immunomedics and Beckman Coulter, Inc. ("Beckman Coulter") to pursue the development of novel cancer radiotherapeutics using pre-targeting with bi-specific antibodies. The initial Immunomedics investment in IBC LLC consisted solely of intellectual property and was effected through the means of a second limited liability company, IMG Technology, LLC ("IMG"), which was formed together with Dr. Goldenberg. Pursuant to the terms of his employment agreement as discussed above, Dr. Goldenberg is entitled to a twenty percent (20%) interest any time Immunomedics contributes "unimproved assets" (as defined in his employment agreement) to other ventures such as the joint venture with Beckman Coulter. As a result, Dr. Goldenberg obtained a 20% profit interest in IMG, which in turn owned approximately 48.79% of the membership interests in IBC LLC, while Beckman Coulter owned 42.79% of the IBC membership interests. In connection with Dr. Goldenberg's receipt of an interest in IMG, Immunomedics recognized $182,000 of compensation expense in fiscal year 1999, based on the fair value of technology transferred. Shortly after its formation, additional investors contributed approximately $3.3 million in cash to the IBC LLC joint venture in exchange for Class B membership interests representing approximately 8.42% of the total membership interests outstanding. These investors included members of Dr. Goldenberg's family as well as persons affiliated with the original Coulter Corporation, a predecessor to Beckman Coulter.

      In May 2002, Immunomedics acquired all of the Class A membership interests in IBC LLC owned by Beckman Coulter in exchange for (i) 138,900 shares of Immunomedics common stock which were valued at approximately $1,800,000 and (ii) a warrant to purchase an additional 150,000 shares of Immunomedics common stock at an exercise price of $65.00 per share, exercisable until the earlier of May 2007 or a change in control of Immunomedics, which was valued at approximately $850,000. This transaction was accounted for as a step acquisition. In connection with this acquisition, the Company recorded a charge during 2002 related to acquired in-process research and development of approximately $936,000, which was immediately expensed. At the date of acquisition none of the products under development by IBC LLC had achieved technological feasibility and none were being sold in the market. As a result of this acquisition, Immunomedics controlled, directly and indirectly, all of the Class A membership interests in IBC LLC and reorganized IBC into a Delaware "C" corporation under the Internal Revenue Code. Other holders of IBC membership interests approved the reorganization. As a result of this acquisition, the financial statements of IBC Pharmaceuticals, Inc. ("IBC") are consolidated with Immunomedics since June 2002.

      The IBC reorganization was completed in June 2002, when IBC LLC contributed all of its assets, and assigned all of its liabilities, to a newly formed Delaware corporation, in exchange for shares of Series A Preferred Stock and Series B Preferred Stock. These shares of preferred stock were then distributed and IBC Pharmaceuticals, LLC is in the process of being dissolved. IMG has been dissolved. Dr. Goldenberg also contributed 34,725 shares of Immunomedics common stock to IBC. Such shares were valued at $458,370 and have been recorded as treasury stock. This treasury stock will be carried at cost as IBC is controlled by Immunomedics.

      IBC reimbursed Immunomedics for $271,000 of its research activities in 2004 which were conducted on the joint venture's behalf. The unreimbursed research activities ($774,000) is an outstanding receivable at June 30, 2004. For the fiscal years ended June 30, 2003 and 2002, the Company received reimbursements of $1,147,000, and $634,000 respectively, from IBC with respect to these research activities. The reimbursements for the fiscal years June 30, 2004 and 2003 were eliminated in consolidation.

      As of June 30, 2004, the shares of IBC Pharmaceuticals, Inc. were held as follows:

Stockholder                               Holdings                     Percentage of Total
---------------------   --------------------------------------------   -------------------
Immunomedics, Inc.      5,599,705 shares of Series A Preferred Stock                 73.26%
Third Party Investors     643,701 shares of Series B Preferred Stock                  8.42%
David M. Goldenberg     1,399,926 shares of Series C Preferred Stock                 18.32%
                                                                       -------------------
                                                                                    100.00%

      In the event of a liquidation, dissolution or winding up of IBC, the Series A, B and C Preferred Stockholders would be entitled to $0.6902, $5.17 and $0.325 per share (subject to adjustment), respectively. The Series A and B stockholders would be paid ratably until fully satisfied. The Series C stockholders would be paid only after the Series A and B stockholders have been fully repaid. These liquidation payments would be made only to the extent the assets of IBC are sufficient to make such payments. A majority of the preferred stockholders, voting together as a single class, also have the right to require IBC to redeem their shares under certain circumstances beginning on June 30, 2007. Immunomedics, as the holder of a majority of the preferred shares, has the ability to control whether or not this right is exercised.

      In each of the fiscal years 2004, 2003 and 2002, Dr. Goldenberg received $55,000 in compensation for his services to IBC. At July 1, 2004, Dr. Goldenberg was a director of IBC, while Cynthia L. Sullivan, Gerard G. Gorman and Phyllis Parker served as the President, Treasurer and Secretary, respectively, of IBC.

Other

      In fiscal year 2003, compensation expense of $360,000 was recorded which was associated with the issuance of a fully vested option to acquire 80,000 shares of common stock at a purchase price of $4.94 per share to Dr. Morton Coleman, a non-employee director, in consideration for consulting services to the Company.

10. License and Distribution Agreements

      In October 2001, the Company entered into a Distribution Agreement with Logosys Logistik GmbH, pursuant to which Logosys packages and distributes the Company's diagnostic imaging products, LeukoScan(R) and CEA-Scan(R), within the countries comprising the European Union and certain other countries.

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

      Pursuant to the Amgen Agreement, the Company received an up-front payment of $18,000,000 that was recognized, beginning February 2001, as revenue of $750,000 per month over a period of 24 months. As of February 2003, this up-front payment was fully recognized as "License fee and other revenues." Accordingly, the Company recognized $0, $5,250,000 and $9,000,000 as "License fee and other revenues" for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Costs incurred relating to the manufacture of the materials supplied to Amgen were recorded as research and development expense as incurred. For the years ended June 30, 2004, 2003 and 2002, the Company incurred $275,000, $1,245,000 and $2,036,000, respectively, of costs associated with supplying materials to Amgen.

      On April 8, 2004, pursuant to a termination agreement between Amgen and the Company, Amgen returned all rights for epratuzumab, the humanized CD22 monoclonal antibody therapeutic the Company licensed to Amgen as part of the Amgen Agreement, including rights to second generation molecules and conjugates.

      As part of the April 2004 transaction, the Company issued to Amgen a five-year warrant to purchase 100,000 shares of our common stock at a price equal to $16.00 per share with an estimated value of $310,000 which was expensed as research and development cost in 2004. If epratuzumab is approved for commercialization in the United States for non-Hodgkin's lymphoma therapy, the Company will be required to pay Amgen a milestone payment in the amount of $600,000. There are no other financial obligations between the parties as a result of the termination agreement.

      In June 2002, the Company granted a non-exclusive license to Daiichi Pure Chemicals Co. under Immunomedics' carcinoembryonic antigen (CEA) patents. In addition, the Company recorded a royalty of $183,000, $265,000 and $200,000 for the years ended June 30, 2004, 2003 and 2002, respectively, as "License fee and other revenues" under that license.

      In October 2003, the Company entered into a research collaboration with Schering AG of Berlin, Germany, involving bispecific antibody, pretargeting technologies for cancer therapy being developed by IBC. The Company has received $29,000 under this agreement through June 30, 2004.

11. Commitments and Contingencies

      On November 1, 1993, Immunomedics and Dr. Goldenberg entered into a five-year employment agreement (the "Agreement") with an additional one-year assured renewal and thereafter automatically renewable for additional one-year periods unless terminated by either party as provided in the Agreement. This Agreement was amended on July 1, 2001, pursuant to which Dr. Goldenberg will receive an annual minimum base salary of $275,000, an annual bonus to be determined by the Board of Directors but in no event less than 20% of the base salary, annual stock option grants to purchase at least 150,000 shares of common stock, other benefits and certain change of control protections. Under the Agreement as amended, the Company has agreed to extend Dr. Goldenberg's employment agreement for a five-year period which expires on June 30, 2006. Further, the Company acknowledged and approved Dr. Goldenberg's continuing involvement with CMMI and IBC.

      Pursuant to the Agreement, Dr. Goldenberg may engage in other business and general investment and scientific activities, provided such activities do not materially interfere with the performance of any of his obligations under the Agreement, allowing for those activities he presently performs for CMMI and IBC (see Note 10). The Agreement extends the ownership rights of the Company, with an obligation to diligently pursue all ideas, discoveries, developments and products, in the entire medical field, which, at any time during his past or continuing employment by the Company (but not when performing services for CMMI), Dr. Goldenberg has made or conceived or hereafter makes or conceives, or the making or conception of which he has materially contributed to or hereafter contributes to, all as defined in the Agreement (collectively, "Goldenberg Discoveries").

      Further, pursuant to the Agreement, Dr. Goldenberg will receive, subject to certain restrictions, incentive compensation of 0.5% on the first $75,000,000 of all defined annual net revenue of Immunomedics and 0.25% on all such annual net revenue in excess thereof (collectively, "Revenue Incentive Compensation"). With respect to the period that Dr. Goldenberg is entitled to receive Revenue Incentive Compensation on any given products, it will be in lieu of any other percentage compensation based on sales or revenue due him with respect to such products under this Agreement or the existing License Agreement between the Company and Dr. Goldenberg. With respect to any periods that Dr. Goldenberg is not receiving such Revenue Incentive Compensation for any products covered by patented Goldenberg Discoveries or by certain defined prior inventions of Dr. Goldenberg, he will receive 0.5% on cumulative annual net sales of, royalties, certain equivalents thereof, and, to the extent approved by the Board, other consideration received by us for such products, up to a cumulative annual aggregate of $75,000,000 and 0.25% on any cumulative annual aggregate in excess of $75,000,000 (collectively "Royalty Payments"). A $100,000 annual minimum payment will be paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments. For each of the years ended June 30, 2004, 2003 and 2002, the Company paid Dr. Goldenberg the minimum required payment of $100,000. Dr. Goldenberg will also receive a percent, not less than 20%, to be determined by the Board, of net consideration (including license fees) which the Company receives for any disposition, by sale, license or otherwise (discussions directed to which commence during the term of his employment plus three years) of any of defined Undeveloped Assets of the Company which are not budgeted as part of the Company's strategic plan. Pursuant thereto, Dr. Goldenberg received his interest in IMG (See Note 9).

      On March 20, 2001, Cynthia L. Sullivan entered into a five-year employment agreement with the Company. Pursuant to this agreement, Ms. Sullivan will receive an annual minimum base salary of $275,000, an annual bonus in an amount to be determined by the Board of Directors but in no event less than 20% of the base salary, an annual grant of stock options covering not less than 150,000 shares of common stock per year and certain other benefits and change of control protections.

      Immunomedics is obligated under an operating lease for facilities used for research and development, manufacturing and office space. In November 2001, the Company renewed for an additional term of 20 years expiring in October 2021 at a base annual rate of $545,000, which is fixed for the first five years and increases thereafter every five years. The renewal includes an additional 15,000 square feet of space. Rental expense related to this lease was approximately $663,000, $663,000 and $589,000 in fiscal years 2004, 2003 and 2002, respectively.

      Including the extension of the facility lease as described above, the minimum lease commitments for facilities are as follows for fiscal years (in thousands):

2005 .............   $  545
2006 .............   $  545
2007 .............   $  552
2008 .............   $  556
2009 .............   $  556
Thereafter .......   $9,098

      Immunomedics is a party to various claims and litigation arising in the normal course of business, which includes some or all of certain of our patents. Management believes that the outcome of such claims and litigation will not have a material adverse effect on the Company's consolidated financial position and results of operations. The following is a summary of certain claims that are outstanding.

      F. Hoffmann-La Roche

      The Company has brought suit in The Netherlands against F. Hoffmann-La Roche and its Roche Diagnostics subsidiary and European affiliates ("Roche") for infringement of the Company's patent covering specific anti-CEA antibodies. The suit sought an injunction against the sale of CEA immunoassays by Roche that infringe our European patents, as well as damages for past infringement. Roche has denied infringement and countered with nullity actions in The Netherlands and Germany, seeking to invalidate our Dutch and German patents.

      We believe that the patents referred to are valid and those that are the subject of our infringement action have been infringed, and we believe that the Company will prevail in the litigation, although no assurances can be given in this regard. To the extent that Roche contests or challenges our patents, or files appeals or further nullity actions, there can be no assurance that significant costs for defending such patents may not be incurred.

      Cytogen, Inc. and C.R. Bard Inc.

      In 2000, the Company sued Cytogen, Inc. and C.R. Bard, Inc. for infringement of our licensed patent by Cytogen's sale of its "Prostascint" prostate cancer-imaging product. A hearing was held for the purpose of determining the scope and interpretation of the claims, following which each side submitted motions for summary judgment, all of which have been denied.

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

12. Debt

      In January 2004, the Company completed a $10,000,000 financing of Convertible Senior Notes, which are due January 12, 2006. The notes bear interest at a fixed annual rate of 3.25% to be paid semiannually in arrears beginning in July 2004. The holder of the notes may convert the notes at any time prior to the maturity date into shares of the Company's common stock at a conversion price of $6.09 per share. Immunomedics has filed a registration statement under the Securities Act of 1933, as amended, with the SEC for registration of the notes and the shares of common stock issuable upon conversion of the notes. Proceeds from the financing will be used to continue the Company's development of its cancer and autoimmune disease therapeutics and for working capital and other general corporate purposes. At June 30, 2004, the Company's indebtedness under this financing was $10,000,000, which will mature on January 12, 2006, unless earlier converted or repurchased. For the year ended June 30, 2004, the Company incurred interest expense of approximately $152,000.

      In May 2003, Immunomedics completed a $6,376,000 bond financing with the New Jersey Economic Development Authority, pursuant to which Immunomedics was able to refinance its capital investment in a new manufacturing facility at a rate of interest below that which would have otherwise been available. The interest rate on the bonds was approximately 1.3% at June 30, 2004. In connection with this financing, Immunomedics granted certain security interests to the New Jersey Economic Development Authority with respect to its properties and assets, and agreed to become subject to certain customary affirmative as well as restrictive covenants, none of which it believes will affect its business or operations in any material respect. In addition, the bonds are subject to mandatory redemption, if the fair value of the Company's collateralized assets falls below the outstanding loan balance. The Company's collateral is recorded as restricted securities in the balance sheet. At June 30, 2004, the Company's indebtedness under this financing was approximately $5,100,800 due in equal monthly installments over the next 48 months. For the years ended June 30, 2004 and 2003, the Company incurred interest expense of approximately $73,000 and $9,000, respectively. Interest and principal payments are due monthly.

      The following table summarized the Company's principal payments for the next five years (in thousands):

2005 .............   $ 1,275
2006 .............   $11,275
2007 .............   $ 1,275
2008 .............   $ 1,276
2009 .............   $     0

13. Geographic Segments

      Immunomedics manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based diagnostics and therapeutics for cancer and infectious diseases, and it currently reports as a single industry segment. Immunomedics markets and sells its products in the United States and throughout Europe. During fiscal years 2004, 2003 and 2002, no product sales from a single customer exceeded 10% of consolidated product sales.

      The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the years ended (in thousands):

                                  June 30, 2004

                                           United States     Europe     Total
                                           -------------    --------   --------
Total assets                                     $30,142      $1,946    $32,088
Property and equipment, net                       11,528           5     11,533
Revenues                                           1,131       3,175      4,306
Income (loss) before tax benefits                (23,292)        703    (22,589)

                                  June 30, 2003

                                           United States     Europe     Total
                                           -------------    --------   --------
Total assets                                     $40,045      $5,085    $45,130
Property and equipment, net                       12,293           6     12,299
Revenues                                          10,754       2,965     13,719
Income (loss) before tax benefits                 (9,351)        797     (8,554)

                                  June 30, 2002

                                           United States     Europe     Total
                                           -------------    --------   --------
Total assets                                     $51,894      $3,057    $54,951
Property and equipment, net                        6,558           4      6,562
Revenues                                          11,594       2,693     14,287
Income (loss) before tax benefits                 (4,734)       (218)    (4,952)

14. Defined Contribution Plans

      U.S. employees are eligible to participate in the Company's 401(k) plan, while employees in international locations are eligible to participate in other defined contribution plans. Aggregate Company contributions to its benefit plans totaled approximately $72,000, $55,000, and $52,000 for June 30, 2004, 2003 and
2002, respectively.

15. Quarterly Results of Operations (Unaudited)

                                                                             Three Months Ended
                                        -------------------------------------------------------------------------------------------
                                        June 30     March 31    Dec. 31     Sept. 30    June 30     March 31   Dec. 31     Sept. 30
                                          2004        2004        2003        2003        2003        2003       2002        2002
                                        --------    --------    --------    --------    --------    --------   --------    --------
                                                                (In thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Revenues                                    $912      $1,151      $1,057      $1,186      $1,748      $5,615     $3,124      $3,232

Gross profit (1)                             490         940         789         675         801         929        608         677

Income tax
benefit/(provision)                          (37)        (58)        358         (29)        (65)        745         --          --

Net income (loss)                         (6,825)     (5,489)     (4,858)     (5,183)     (3,656)        453     (1,785)     (2,886)

Net income (loss) per
common share allocable to
common stockholders                       $(0.14)     $(0.11)     $(0.10)     $(0.10)     $(0.07)      $0.01     $(0.04)     $(0.06)

Weighted average number
of common shares
outstanding                               49,886      49,888      49,883      49,882      49,878      49,878     49,878      49,877

(1) Gross profit is calculated as product sales less cost of goods sold.

16. Subsequent Event

      In August 2004, the Company sold 4,178,116 shares of its common stock, resulting in net proceeds to the Company of approximately $14.0 million. The shares were sold to institutional investors at a price of $3.61 per share. The Company also agreed to grant these investors rights to purchase an additional 4,178,116 shares of its common stock at a price of $3.97 per share, by a date no later than November 24, 2004. The shares of common stock were sold pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission.

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Immunomedics, Inc.

We have audited the accompanying consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immunomedics, Inc. and subsidiaries at June 30, 2004 and June 30, 2003 and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                              /s/ Ernst & Young LLP

MetroPark, New Jersey
August 12, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Immunomedics, Inc.:

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows of Immunomedics, Inc. and subsidiaries for the year ended June 30, 2002. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule for the year ended June 30, 2002 as listed in the Index at Item 15(a). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Immunomedics, Inc. and subsidiaries for the year ended June 30, 2002, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                  /s/ KPMG LLP

Princeton, New Jersey
August 9, 2002

                       Immunomedics, Inc. and Subsidiaries
                 Schedule II - Valuation and Qualifying Reserves
                For the Years Ended June 30, 2004, 2003 and 2002

Allowance for Doubtful Accounts

                   Balance at                                          Balance
                  Beginning of   Charges to   Charges to     Other     at End
Year ended:          Period      Reserve(1)    Expense      Charges   of Period
                  ------------   ----------   ----------    -------   ---------
June 30, 2002     $   (125,440)  $       --   $ (164,426)   $    --   $(289,866)
June 30, 2003     $   (289,866)  $   15,899   $ (107,714)   $    --   $(381,681)
June 30, 2004     $   (381,681)  $   37,957   $       --    $    --   $(343,724)

(1) Uncollectible accounts written off, net of reserves

Reserve for Inventory Obsolescence

                   Balance at                                          Balance
                  Beginning of   Charges to   Charges to     Other     at End
Year ended:          Period       Reserve      Expense      Charges   of Period
                  ------------   ----------   ----------    -------   ---------
June 30, 2003     $         --   $       --   $       --    $    --   $      --
June 30, 2004     $         --   $       --   $ (139,000)   $    --   $(139,000)

Item 9 -- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      As of October 22, 2002, the Company's Board of Directors, terminated KPMG LLP ("KPMG") as the Company's independent accountants, and approved the engagement of Ernst & Young LLP ("Ernst & Young") as the Company's independent accountants commencing with the fiscal year ended June 30, 2003. Consistent with the policy of the Company's Board of Directors to consider a change in accounting firms from time to time, after ten years with KPMG serving as the Company's independent accountants, the Company's Audit Committee determined it was an appropriate time to make a change. Following a review of the available alternatives with the Company's senior management, the Audit Committee resolved to recommend to the entire Board of Directors that the Company engage Ernst & Young. The Board of Directors then unanimously approved the recommendation.

      The audit reports of KPMG on the Company's consolidated financial statements as of and for the fiscal years ended June 30, 2002 and 2001 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

      During the Company's fiscal year ended June 30, 2002, and the subsequent interim period through October 22, 2002, there were no disagreements between the Company and KPMG concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

      The Company did not consult with Ernst & Young during its fiscal year ended June 30, 2002 on the application of accounting principles to a specified transaction, the type of opinion that might be rendered on the Company's financial statements, any accounting, auditing or financial reporting issue, or any item that was either the subject of a disagreement or a reportable event as defined in Item 304 of Regulation S-K.

      The Company has provided KPMG with a copy of the foregoing disclosures which were originally contained in the Form 8-K filed October 25, 2002, which disclosed the termination of KPMG as the Company's independent accountants.

Item 9A - Controls and Procedures

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

Item 9B - Other Information

      None.

                                    PART III

Item 10 -- Directors and Executive Officers of the Registrant

      The response to this item will be set forth in the Proxy Statement for our 2004 Annual Meeting of Stockholders expected to be held on December 1, 2004 (the "Proxy Statement") and is incorporated by reference herein.

Item 11 -- Executive Compensation

      The response to this item will be set forth in the Proxy Statement and is incorporated by reference herein.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters

      Except as set forth below, the response to this item will be set forth in the Proxy Statement and is incorporated by reference herein.

Equity Compensation Plan Information

      The following table provides information as of June 30, 2004 about our Common Stock that may be issued upon the exercise of options under our existing equity compensation plans, including the 1992 Stock Option Plan and the 2002 Stock Option Plan.

                                                              Number of Securities
                        Number of                            Remaining Available for
                     Securities to be                         Future Issuance Under
                       Issued Upon       Weighted Average      Equity Compensation
                       Exercise of      Exercise Price of       Plans (excluding
                       Outstanding         Outstanding       securities reflected in
  Plan Category          Options             Options            first column) (a)
------------------   ----------------   ------------------   -----------------------
                           (a)                 (b)                     (c)
Equity
Compensation Plans
Approved by
Security holders        4,845,250             $9.24                 1,946,875

Equity
Compensation Plans
not Approved by
Security holders           0(1)                 --                      0
------------------   ----------------   ------------------   -----------------------
Total                   4,845,250             $9.24                 1,946,875

(1) We do not have any compensation plans under which equity securities are authorized for issuance which have not been approved by our stockholders.

Item 13 -- Certain Relationships and Related Transactions

      The response to this item will be set forth in the Proxy Statement and is incorporated by reference herein.

Item 14 -- Principal Accounting Fees and Services

      The response to this item will be set forth in the Proxy Statement and is incorporated by reference herein.

                                     PART IV

Item 15 -- Exhibits, Financial Statement Schedules

      (a) Documents filed as part of this Report:

1.       Consolidated Financial Statements:

         Consolidated Balance Sheets - June 30, 2004 and 2003

         Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2004, 2003 and 2002

         Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 20043, 2003 and 2002

         Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002

         Notes to Consolidated Financial Statements

         Report of Independent Registered Public Accounting Firm - Ernst & Young LLP

         Report of Independent Registered Public Accounting Firm - KPMG LLP

2.       Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Reserves

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

3.1(i) Amended and Restated Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of Immunomedics, Inc.(p)

3.1(j) Certificate of Designation of Series G Junior Participating Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on March 15, 2002(w)

3.2      Amended and Restated By-Laws of the Company (w)

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

4.6 Indenture dated as of January 20, 2004, between the Company and The Bank of New York, as trustee, for 3.25% Convertible Senior Notes due January 12, 2006(x)

4.7      Form of 3.25% Convertible Senior Note due January 12, 2006 (included in
         Exhibit 4.6)(x)

4.8 Registration Rights Agreement dated as of January 20, 2004, by and between the Company and Bear, Stearns & Co. Inc. for 3.25% Convertible Senior Notes due January 12, 2006(x)

4.9 Purchase Agreement dated as of January 12, 2004, by and between the Company and Bear, Stearns & Co. Inc. for 3.25% Convertible Senior Notes due January 12, 2006(x)

10.1#    Immunomedics, Inc. 1992 Stock Option Plan (k)

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

10.12 License Agreement, dated March 5, 1999, by and between the Company and IBC Pharmaceuticals (q)

10.13 Development and License Agreement, dated December 17, 2001, between the Company and Amgen, Inc. (Confidentiality treatment has been granted for certain portions of the Agreement) (r)

10.14 Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc., dated May, 1983 (a)

10.15 Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992 (f)

10.16 Manufacturing Agreement, dated as of April 4, 1996, between the Company and SP Pharmaceuticals, formerly the Oncology Division of Pharmacia & Upjohn (Confidential treatment has been granted for certain portions of the Agreement) (j)

10.17 Distribution Agreement, dated as of November 24, 1997, between the Company and Eli Lilly Deutschland GmbH (Confidential treatment has been granted for certain portions of the Agreement) (n)

10.18 Distribution and Product Services Agreement, dated as of May 15, 1998, between the Company and Integrated Commercialization Solutions, Inc. (Confidentiality treatment has been granted for certain portions of the Agreement) (o)

10.19 Contract for Services dated effective as of January 1, 2002 between the Company and Logosys Logistik GmbH (t)

10.20 Registration Rights Agreement, dated as of May 21, 2002, between the Company and Beckman Coulter, Inc. (v)

10.21 Contribution and Assignment Agreement, dated as of June 30, 2002, between IBC Pharmaceuticals, LLC and IBC Pharmaceuticals, Inc.(w)

10.22* Bond Financing Agreement, dated May 27, 2003, between the New Jersey Economic Development Authority, the Company as Borrower, Fleet National Bank as Agent and as Purchaser

21.1*    Subsidiaries of the Company

23.1* Consent of Independent Registered Public Accounting Firm -- Ernst & Young LLP

23.2*    Consent of Independent Registered Public Accounting Firm -- KPMG LLP

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

(f) Incorporated by reference from the Exhibits to the Company "s Registration Statement on Form S-2 effective January 30, 1992 (Commission File No. 33-44750).

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

(t) Incorporated by reference from the Exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001

(u) Incorporated by reference from the Exhibits to the Company's Current Report on Form 8-K, dated March 8, 2002

(v) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3, as filed with the Commission on June 12, 2002

(w) Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002

(x) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3, as filed with the Commission on April 23, 2004

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

                                       IMMUNOMEDICS, INC.

Date: September 9, 2004                By: /s/ CYNTHIA L. SULLIVAN
                                           -------------------------------------
                                                    Cynthia L. Sullivan
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                        Title                      Date
----------------------------   -----------------------------   -----------------

/s/ DAVID M. GOLDENBERG        Chairman of the Board           September 9, 2004
.............................
David M. Goldenberg

/s/ CYNTHIA L. SULLIVAN        President, Chief                September 9, 2004
.............................   Executive Officer
Cynthia L. Sullivan            and Director
                               (Principal Executive Officer)

/s/ MARVIN E. JAFFE            Director                        September 9, 2004
.............................
Marvin E. Jaffe

/s/ RICHARD R. PIVIROTTO       Director                        September 9, 2004
.............................
Richard R. Pivirotto

/s/ MORTON COLEMAN             Director                        September 9, 2004
.............................
Morton Coleman

/s/ MARY PAETZOLD              Director                        September 9, 2004
.............................
Mary Paetzold

/s/ GERARD G. GORMAN           Vice President Finance and      September 9, 2004
.............................   Chief Financial Officer
Gerard G. Gorman               (Principal Financial
                               and Accounting Officer)

                                  EXHIBIT LIST
                 (excludes documents incorporated by reference)

21.1  Subsidiaries of the Company.

23.1 Consent of Independent Registered Public Accounting Firm -- Ernst & Young LLP.

23.2  Consent of Independent Registered Public Accounting Firm -- KPMG LLP.

31.1 Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                        (Exhibits available upon request)