Form 10-Q
period 2004-09-30
IMMUNOMEDICS INC
filed 2004-11-05
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

The number of shares of the Registrant’s common stock outstanding as of November 4, 2004 was 54,073,059.

IMMUNOMEDICS, INC.

ITEM 1. FINANCIAL STATEMENTS

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	June 30, 2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,141,000	$9,133,297
Marketable securities	11,146,213	4,345,891
Accounts receivable, net of allowance for doubtful accounts of $282,700 and $343,724, at September 30, 2004 and June 30, 2004, respectively	919,725	788,647
Inventory, net of reserve	239,623	340,133
Other current assets	1,411,435	748,921
Restricted securities- current portion	1,275,200	1,275,200

Total current assets	26,133,196	16,632,089
Property and equipment, net of accumulated depreciation of $13,668,729 and $13,195,552, at September 30, 2004 and June 30, 2004, respectively	11,264,029	11,532,646
Restricted securities	3,506,800	3,825,600
Other long-term assets	53,163	98,243

	$40,957,188	$32,088,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,275,200	$1,275,200
Accounts payable and accrued expenses	4,389,353	5,021,513

Total current liabilities	5,664,553	6,296,713

Long-term debt	13,506,800	13,825,600
Minority interest	357,000	382,121
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2004 and June 30, 2004	—	—
Common stock, $0.01 par value; authorized 70,000,000 shares; issued and outstanding, 54,073,059 and 49,873,693 shares at September 30, 2004 and June 30, 2004, respectively	540,730	498,937
Capital contributed in excess of par	173,459,147	159,493,859
Treasury stock, at cost, 34,725 shares	(458,370)	(458,370)
Accumulated deficit	(152,506,405)	(148,257,745)
Accumulated other comprehensive income	393,733	307,463

Total stockholders’ equity	21,428,835	11,584,144

	$40,957,188	$32,088,578

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three Months Ended September 30,
	2004	2003
	(unaudited)
Revenues:
Product sales	$1,062,693	$804,820
License fee and other revenues	52,914	331,321
Research and development	—	50,001

Total revenues	1,115,607	1,186,142

Costs and Expenses:
Costs of goods sold	166,139	128,971
Research and development	5,266,929	5,269,354
Sales and marketing	218,036	360,392
General and administrative	778,699	725,717

Total costs and expenses	6,429,803	6,484,434

Operating loss	(5,314,196)	(5,298,292)
Litigation settlement	1,111,750	—
Interest and other income	84,306	173,488
Interest expense	(101,946)	(19,902)
Minority interest	25,121	23,056
Foreign currency transaction gain (loss)	76,393	(32,551)

Loss before income tax	(4,118,572)	(5,154,201)
Income tax expense	(130,088)	(28,700)

Net loss	$(4,248,660)	$(5,182,901)

Per share data (basic and diluted):
Net loss	$(0.08)	$(0.10)

Weighted average number of common shares outstanding	52,528,850	49,881,563

Comprehensive loss:
Net loss	$(4,248,660)	$(5,182,901)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	23,293	27,983
Unrealized gain (loss) on securities available for sale	62,977	(72,774)

Other comprehensive income (loss)	86,270	(44,791)

Comprehensive loss	$(4,162,390)	$(5,227,692)

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(4,248,660)	$(5,182,901)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	473,176	512,936
Minority interest	(25,121)	(23,056)
Provision for allowance for doubtful accounts	(61,024)	5,351
Amortization of bond premium	40,533	66,173
Non-cash expense relating to issuance of stock options	—	26,610
Changes in operating assets and liabilities	(1,219,138)	810,018
Other	23,293	27,983

Net cash used in operating activities	(5,016,941)	(3,756,886)

Cash flows from investing activities:
Purchases of marketable securities	(6,941,475)	(249,977)
Proceeds from sales and maturities of marketable securities	482,397	267,967
Purchases of property and equipment	(204,559)	(210,838)

Net cash used in investing activities	(6,663,637)	(192,848)

Cash flows from financing activities:
Issuance of common stock, net of transaction costs	14,003,019	—
Exercise of stock options	4,062	8,900
Payments of debt	(318,800)	(318,800)

Net cash provided by financing activities	13,688,281	(309,900)

Net increase (decrease) in cash and cash equivalents	2,007,703	(4,259,634)
Cash and cash equivalents, beginning of period	9,133,297	13,601,627

Cash and cash equivalents, end of period	$11,141,000	$9,341,993

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

Reference is made to the Annual Report on Form 10-K of Immunomedics, Inc., a Delaware corporation (“Immunomedics,” the “Company,” “we,” “our” or “us”) for the year ended June 30, 2004, which contains our audited consolidated financial statements and the notes thereto.

1.	Business Overview and Basis of Presentation

The accompanying unaudited consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2004 has been derived from the Company’s audited 2004 consolidated financial statements. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2005, or any other period.

The Company has never achieved profitable operations on an annual basis and there is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, its ability to achieve profitability will depend on numerous factors, including, without limitation, the following:

•	the Company’s ability to identify compounds with therapeutic value, and then conduct and complete clinical trials for such product candidates on a timely basis;

•	the Company’s ability to comply with all applicable federal, state and foreign legal requirements, including, without limitation, those promulgated by the U.S. Food and Drug Administration;

•	the Company’s ability to obtain additional financial resources on commercially acceptable terms or at all; and

•	many other factors associated with the commercial development of therapeutic products outside of the Company’s control.

Since inception in 1982, the Company has relied primarily upon the private and public sale of its equity securities and of its convertible debt securities, to fund operations. It has also received limited revenues from research and development alliances and, more recently, from commercial sales of two diagnostic imaging products. While the Company believes that its existing resources should be sufficient to meet its capital and liquidity requirements for at least the next twelve months, these resources could be expended more rapidly for many reasons, including unexpected changes in the Company’s research and development activities, as well as other factors affecting its operating expenses and capital expenditures. There can be no assurance that it will be able to obtain additional capital when needed on acceptable terms, if at all.

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

Cash Equivalents, Marketable Securities and Restricted Securities

The Company considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents.

Immunomedics’ investments in cash equivalents, marketable securities and restricted securities are classified as securities that are available for sale. The portfolio at September 30, 2004 primarily consisted of corporate debt securities and municipal bonds.

Concentration of Credit Risk

Cash, cash equivalents, marketable securities and restricted securities are financial instruments that potentially subject the Company to concentration of credit risk. Immunomedics invests its financial instruments in debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates. The Company has historically held the investments to maturity. However, the Company has the ability to sell these investments before maturity and has therefore classified the investments as available for sale. The Company has never experienced any significant losses on investments.

Inventory

Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. As of September 30, 2004, the inventory balance consisted of finished goods.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities relate to the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements and tax returns. Income taxes are provided for profitable foreign jurisdictions at the applicable tax rate.

Benefits received resulting from the sale of our New Jersey state net operating losses (“NOL”) are recognized as a tax benefit when the NOL is approved for sale by the state of New Jersey. No benefits were recorded during the three-months period ended September 30, 2004 or September 30, 2003, respectively. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three-month periods ended September 30, 2004 and 2003. The common stock equivalents excluded from the diluted per share calculation are 4,993,000 and 4,412,750 shares at September 30, 2004 and 2003, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss, net unrealized gains (losses) on securities available for sale and certain foreign exchange changes and is presented in the Consolidated Statements of Operations and Comprehensive Loss.

Stock-Based Compensation

Immunomedics applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the then-current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss allocable to common stockholders and related per share amounts would have been the pro forma amounts indicated below:

	Three Months Ended September 30,
	2004	2003
Net income (loss), as reported	$(4,248,660)	$(5,182,901)

Add: Stock-based employee compensation expense	—	26,610
Deduct: Total stock–based employee compensation expense determined under fair value based method for all awards	(1,592,167)	(2,123,885)

Pro forma net loss	$(5,840,827)	$(7,280,176)

Loss per share:
-as reported	$(0.08)	$(0.10)
-pro forma	$(0.11)	$(0.15)

Recent Accounting Pronouncements

Share –Based Payments

On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No.123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25,” Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. In its current form, the proposed statement would require companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and will be assessing which model we may use in the future under the proposed statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the proposed standard that would result in differing accounting treatment than currently required, should the proposed standard be implemented in its current form. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. The recommended effective date of the proposed standard for public companies is currently for fiscal periods beginning after June 15, 2005.

Should this proposed statement be finalized in its current form, it may have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock option grants rather that disclose the impact on our consolidated net income within our footnotes (see above), as is our current practice.

3.	Marketable Securities and Restricted Securities

Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as a separate component of accumulated other comprehensive income (loss). Immunomedics considers all of its current investments to be available-for-sale. Marketable securities and restricted securities at September 30, 2004 and June 30, 2004 consist of the following ($ in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
September 30, 2004
Municipal Bonds/Agency	$9,309	$5	$(21)	$9,293
Corporate Debt Securities	6,588	51	(4)	6,635

	$15,897	$56	$(25)	$15,928

June 30, 2004
Municipal Bonds/Agency	$7,365	$—	$(73)	$7,292
Corporate Debt Securities	2,101	56	(2)	2,155

	$9,466	$56	$(75)	$9,447

Restricted securities at September 30, 2004 and June 30, 2004 of approximately $4,782,000 and $5,100,800, respectively, are included in the table above. There is approximately $13,000 and $10,000 of unrealized gains/losses included in cash equivalents at September 30, 2004 and June 30, 2004, respectively.

4.	Property and Equipment

Property and equipment consists of the following ($ in thousands):

	September 30, 2004	June 30, 2004
Machinery and equipment	$5,508	$5,314
Leasehold improvements	17,342	17,336
Furniture and fixtures	781	781
Computer equipment	1,301	1,297

	24,932	24,728
Accumulated depreciation and amortization	(13,668)	(13,195)

	$11,264	$11,533

5.	Geographic Segments

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of September 30 and for the three months then ended (in thousands):

Three Months Ended	September 30, 2004
	United States	Europe	Total
Total assets	$38,184	$2,773	$40,957
Property and equipment, net	11,259	5	11,264
Revenues	139	977	1,116
Income (loss) before tax expense	(4,539)	420	(4,119)

Three Months Ended	September 30, 2003
	United States	Europe	Total
Total assets	$37,851	$3,174	$41,025
Property and equipment, net	11,991	6	11,997
Revenues	488	698	1,186
Income (loss) before tax expense	(5,491)	308	(5,154)

6.	Related Party Transactions

Certain of the Company’s affiliates, including members of senior management and its Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Chairman of the Board of Directors and Chief Strategic Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology (“CMMI”). Dr. Goldenberg and Ms. Sullivan are husband and wife. For a description of these relationships and transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and the notes to the audited financial statements contained therein.

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $4,000 and $16,000 for the three-month period ended September 30, 2004 and 2003, respectively. It also provides to CMMI, at no cost, laboratory materials and supplies. However, any inventions made independently of the Company at CMMI are the property of CMMI.

During the three-month periods ended September 30, 2004 and 2003, the Board of Directors authorized grants to CMMI of $3,000 and $86,000, respectively, to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI.

For each of the three-month periods ended September 30, 2004 and 2003, Dr. Goldenberg received $13,750 in compensation for his services to IBC Pharmaceuticals, Inc., a Delaware corporation and a majority-owned subsidiary of the Company (“IBC”). The Company owns approximately 74% of the capital stock of IBC. Dr. Goldenberg owns approximately 18% of the capital stock of IBC, and the remaining 8% of IBC is held by various third parties, some of whom are adult members of Dr. Goldenberg’s family, as to which shares Dr. Goldenberg disclaims beneficial ownership.

7.	License and Distribution Agreements

In June 2002, the Company granted a non-exclusive license to Daiichi Pure Chemicals Co. under Immunomedics’ carcinoembryonic antigen (CEA) patents. In addition, the Company recorded a royalty of $50,000 and $43,000 for the three-month periods ended September 30, 2004, and 2003, respectively, as “License fee and other revenues” under that license.

In September 2003 the Company recorded $275,000 for the costs incurred relating to the manufacture of materials supplied to Amgen Inc. as part of a development and licensing agreement, which has since expired.

In September 2004 a patent infringement suit with Cytogen, Inc. and C.R. Bard was settled for an undisclosed amount without any admission of fault or liability. In connection with the settlement, the Company settled legal fees associated with the suit with the attorneys representing it in the case. For the quarter ended September 30, 2004, the Company recorded a litigation settlement gain in the amount of $1,111,750, which includes the reversal of legal fees previously accrued for this patent suit. The specific amount of the settlement, however, is undisclosed in accordance with the terms of the parties’ settlement agreement.

8.	Debt

In January 2004, the Company completed a $10,000,000 financing of Convertible Senior Notes, which are due January 12, 2006. The notes bear interest at a fixed annual rate of 3.25% to be paid semiannually in arrears in cash or stock at the Company’s option, beginning in July 2004. The holder of the notes may convert the notes at any time prior to the maturity date into shares of the Company’s common stock at a conversion price of $6.09 per share. Immunomedics has filed a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission for registration of the notes and the shares of common stock issuable upon conversion of the notes. Proceeds from the financing will be used to continue the Company’s development of its cancer and autoimmune disease therapeutics and for working capital and other general corporate purposes. At September 30, 2004, the Company’s indebtedness under this financing was $10,000,000, which will mature on January 12, 2006, unless earlier converted or repurchased. For the three-month periods ended September 30, 2004 and 2003, the Company incurred interest expense of approximately $81,000 and $0 respectively.

In May 2003, Immunomedics completed a $6,376,000 bond financing with the New Jersey Economic Development Authority, pursuant to which Immunomedics was able to refinance its capital investment in a new manufacturing facility at a rate of interest below that which would have otherwise been available. The interest rate on the bonds was approximately 1.82% at September 30, 2004. In connection with this financing, Immunomedics granted certain security interests to the New Jersey Economic Development Authority with respect to its properties and assets, and agreed to become subject to certain customary affirmative as well as restrictive covenants, none of which it believes will affect its business or operations in any material respect. In addition, the bonds are subject to mandatory redemption, if the fair value of the Company’s collateralized assets falls below the outstanding loan balance. The Company’s collateral is recorded as restricted securities in the balance sheet. Restricted securities include highly liquid, marketable securities. At September 30, 2004, the Company’s indebtedness under this financing was approximately $4,782,000 due in equal monthly installments over the next 48 months. For the three-month periods ended September 30, 2004 and 2003, the Company incurred interest expense of approximately $21,000 and $20,000, respectively. Interest and principal payments are due monthly.

9.	Stockholders Equity

In August 2004, the Company sold 4,178,116 shares of its common stock, resulting in net proceeds to the Company of approximately $14.0 million. The shares were sold to institutional investors at a price of $3.61 per share. The Company also agreed to sell to each such investor a like number of shares of its common stock at a price of $3.97 per share, by a date no later than November 24, 2004, if the investor so elects. The shares of common stock were sold pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission.

10.	Commitments and Contingencies

The Company has brought suit in The Netherlands against F. Hoffmann-La Roche and its Roche Diagnostics subsidiary and European affiliates (“Roche”) for infringement of the Company’s patent covering specific anti-CEA antibodies. The suit sought an injunction against the sale of CEA immunoassays by Roche that infringe our European patents, as well as damages for past infringement. Roche has denied infringement and countered with nullity actions in The Netherlands and Germany, seeking to invalidate our Dutch and German patents. We believe that the patents referred to are valid and those that are the subject of our infringement action have been infringed, and we believe that the Company will prevail in the litigation, although no assurances can be given in this regard. To the extent that Roche contests or challenges our patents, or files appeals or further nullity actions, there can be no assurance that significant costs for defending such patents may not be incurred.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing diagnostic and therapeutic products; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Factors That May Affect Our Business and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, which has been filed with the Securities and Exchange Commission.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report or in any document incorporated by reference might not occur. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report or the date of the document incorporated by reference in this Quarterly Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law. All subsequent forward-looking statements attributable to Immunomedics or to any person authorized to act on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Overview

Immunomedics is a biopharmaceutical company focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes approximately 90 issued patents in the United States, and more than 250 other issued patents worldwide, protects our product candidates and technologies.

In addition to our potential therapeutic discoveries, our proprietary technologies have also enabled us to develop highly specific diagnostic imaging agents, one of which, CEA-Scan®, has been approved in the United States, Canada and the European Union, where it is currently being marketed for the detection of colorectal cancers. Our second diagnostic product, LeukoScan®, has been approved in Europe and Australia, where it is currently being marketed for the detection of bone infections. The sale of diagnostic imaging agents is not a critical part of our business; however, these diagnostic products provide revenues that offset a portion of our expenditures on our therapeutic product candidates.

From inception in 1982 until September 30, 2004, we had an accumulated deficit of approximately $152.5 million and have never earned a profit in any fiscal year. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature or source of which cannot be predicted), our losses will continue as we continue to conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years.

Research and Development

As of September 30, 2004, we employed 21 professionals in our research and development departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

Subsequent to the fiscal quarter ended September 30, 2004, we had a successful meeting with the FDA in which results from a pilot phase II study of the antibody in lupus patients were reviewed and registration trial design was discussed. As a result we anticipate a significant increase in research and development expenses in the coming quarters as we are in preparation for registration trials with epratuzumab in patients with systemic lupus erythematosus.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.

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

Three-Month Period Ended September 30, 2004 Compared to 2003

Revenues

Revenues for the three-month period ended September 30, 2004 were $1,116,000, as compared to $1,186,000 for the same period in 2003, representing a decrease of $70,000, or 6%. Product sales for the three-month period ended September 30, 2004 were $1,063,000, as compared to $805,000 for the same period in 2003, representing an increase of $258,000, or 32% which was due to increased sales of diagnostic imaging products in Europe. License fee and other revenues of $53,000 decreased $278,000 from $331,000 in 2003, which is when the last payment was received from the Amgen Agreement, ($275,000). Research and development revenues for the three-month period ended September 30, 2004 was $0 as compared to $50,000 for the same period of 2003, due to the timing of grant programs.

Costs and Expenses

Total cost and expenses for the three-month period ended September 30, 2004 were $6,430,000, as compared to $6,484,000 for the same period in 2003, representing a decrease of $54,000 or 1%. Research and development expenses for the three-month period ended September 30, 2004 were $5,267,000 as compared $5,269,000 for the same period in 2003. Cost of goods sold for the three-month period ended September 30, 2004 increased to $166,000 from $129,000 for the same period in 2003 mainly due to increased sales. Sales and marketing expenses for the three-month period ended September 30, 2004 decreased $142,000 from $360,000 to $218,000, a result of the decision to de-emphasize the diagnostic imaging product line. General and administrative costs were $779,000 for the three-month period ended September 30, 2004, an increase of $53,000 from $726,000 for the same period of 2003.

Litigation Settlement

In September 2004 a patent infringement suit with Cytogen, Inc. and C.R. Bard was settled for an undisclosed amount without any admission of fault or liability. In connection with the settlement, the Company settled legal fees associated with the suit with the attorneys representing it in the case. For the quarter ended September 30, 2004, the Company recorded in other income a litigation settlement gain in the amount of $1,111,750, which includes the reversal of legal fees previously accrued for this patent suit. The specific amount of the settlement, however, is undisclosed in accordance with the terms of the parties’ settlement agreement.

Interest Income

Interest and other income of $84,000 for the three-month period ended September 30, 2004 decreased by $89,000 from $173,000 for the same period in 2003, primarily due to lower rates of return on cash and reduced amount of cash available for investments.

Interest Expense

Interest expense for the three-month periods ended September 30, 2004 and 2003, was approximately $102,000 and $20,000, respectively. The interest expense for the three-month period ended September 30, 2004 was incurred in connection with the $6,376,000 bond financing with the New Jersey Economic Development Authority, which was completed in May 2003, and the issuance of $10,000,000 aggregate principal amount of convertible senior notes, which was completed in January 2004. See Note 8 to our consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Foreign Currency Transactions Gain (Loss)

Foreign currency transaction gain for the three-month period ended September 30, 2004 was $76,000 as compared to a loss of $33,000 for the same period in 2003. This increase resulted primarily from currency fluctuations.

Operating Results

Net loss for the three-month period ended September 30, 2004 was $4,249,000 or $0.08 per share, as compared to $5,183,000, or $0.10 per share, for the same period in 2003. The reduction of the net loss in 2004 as compared to the net loss in the comparable period in 2003 resulted primarily from the transactions relating to the settlement of the Cytogen, Inc. patent settlement discussed above.

Liquidity and Capital Resources

At September 30, 2004, we had working capital of $20,469,000, representing an increase of $10,134,000 from $10,335,000 at June 30, 2004. At September 30, 2004, we had long-term debt of $3,506,800 through the New Jersey Economic Development Authority and $10,000,000 aggregate principal amount of convertible senior notes. The net increase in working capital resulted principally from the issuance of common stock in August 2004, which resulted in approximately $14,000,000 in net proceeds to the Company. This was partially offset by the net loss allocable to common stockholders during the three-month period ended September 30, 2004 of $4,249,000 and capital expenditures of $205,000.

In August 2004, we sold 4,178,116 shares of common stock, resulting in net proceeds to the Company of approximately $14.0 million. The shares were sold to institutional investors at a price of $3.61 per share. We also agreed to grant these investors rights to purchase an additional 4,178,116 shares of our common stock at a price of $3.97 per share, by a date no later than November 24, 2004.

On January 20, 2004, we completed a $10,000,000 financing of Convertible Senior Notes, which are due January 12, 2006. The notes bear interest at a fixed annual rate of 3.25% to be paid semiannually in arrears in cash or stock at the Company’s option. The holder of the notes may convert the notes at any time prior to the maturity date into shares of the Company’s common stock at a conversion price of $6.09 per share. Immunomedics has filed a registration statement under the Securities Act with the Securities and Exchange Commission for registration of the notes and the shares of common stock issuable upon conversion of the notes. Proceeds from the financing are being used to continue the Company’s development of its cancer and autoimmune disease therapeutics and for working capital and other general corporate purposes.

Our cash, cash equivalents and marketable securities amounted to $22,287,000 at September 30, 2004, representing an increase of $8,808,000 from $13,479,000 at June 30, 2004. This increase was primarily attributable to the proceeds from the sale of common stock, partially offset by the funding of operating expenses and capital expenditures. It is anticipated that working capital and cash, cash equivalents and marketable securities will decrease during fiscal year 2005 as a result of planned operating expenses, payment of debt and capital expenditures, offset in part by projected revenues from sales of our diagnostic imaging products in the United States and Europe. However, there can be no assurance as to the amount of revenues, if any, these imaging products will generate.

To date, we have not generated positive cash flow from operations, excluding the effects of the up-front payment received from Amgen in fiscal year 2001. We believe that our existing working capital should be sufficient to meet our capital and liquidity requirements for at least the next twelve months.

Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1, “Factors That May Affect Our Business and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and in other statements included herein. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us and access to capital markets that can provide us with the resources when necessary to fund our strategic priorities.

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

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility, a loan from the New Jersey Economic Development Authority used to fund the expansion of our facility and the issuance of convertible senior notes. We have identified and quantified the significant commitments in the following table for the fiscal years ending June 30:

Payments Due by Period

(in thousands)

Contractual Obligation	2005	2006	2007	2008	2009	Thereafter	Total
Operating Lease(1)	$409	$545	$552	$556	$556	$9,098	$11,716
NJEDA Loan(2)	$999	$1,317	$1,301	$1,284	$—	$—	$4,901
Convertible Senior Notes(3)	$163	$10,325	$—	$—	$—	$—	$10,488

TOTAL	$1,571	$12,187	$1,853	$1,840	$556	$9,098	$27,105

(1)	Our operating lease for our Morris Plains, New Jersey facility expires in October 2021 and has a base annual rate of $545,000. The rent is fixed for the first five years, which commenced in November 2001, and increases every five years thereafter.
(2)	In May 2003, we obtained a loan for $6,376,000 at a variable interest rate through the New Jersey Economic Development Authority, repayable monthly in 60 equal installments.
(3)	In January 2004, we completed a $10,000,000 financing through the issuance of convertible senior notes due January 12, 2006. The notes bear interest at a fixed annual rate of 3.25% to be paid semiannually in arrears in cash or stock at the Company’s option.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales or operating results during the periods presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our exposure to market risk of financial instruments contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those described due to a number of factors, including uncertainties associated with general economic conditions and conditions impacting our industry. See “Cautionary Note Regarding Forward-Looking Statements” under Item 2 above.

Our holdings of financial instruments are comprised primarily of corporate debt securities and municipal bonds. All such instruments are classified as securities available for sale at September 30, 2004. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings also are exposed to the risks of changes in the credit quality of issuers. We typically invest in highly liquid debt instruments with fixed interest rates.

The table below presents the principal amounts of the restricted and unrestricted marketable securities and the related weighted-average interest rates by fiscal year of maturity for our investment portfolio as of September 30, 2004:

	2005	2006	2007	2008	2009	Total	Fair Value
	(in thousands)
Fixed rate	$9,164	$3,582	$3,151	—	—	$15,897	$15,928
Average interest rate	1.66%	3.08%	1.72%	—	—	1.99%	—

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

F. Hoffmann-LaRoche

On December 22, 2003, the Dutch Supreme Court, in a case brought by the Company, held that Immunomedics’ Dutch part of its European patent for highly specific monoclonal antibodies against the cancer marker, carcinoembryonic antigen (CEA), was valid. The Company’s claim of infringement was not finally decided by the Dutch Supreme Court. Among other things, the Supreme Court held that the Court of Appeal which had ruled that Roche had infringed Immunomedics European Patent had not given Roche sufficient opportunity to comment on an expert opinion filed by Immunomedics in which it was stated that Roche’s CEA test kit did satisfy a criterium that is generally satisfied for specific antibodies that bind to CEA. The Company is of the opinion that after Roche will have had the opportunity to comment the Court of Appeal will not change its’ opinion. The Company has argued that the Dutch court should enforce the European Patent for all European countries for which the European Patent was validated, since Roche sold the same product in each country. The Dutch Supreme Court repeated the reasoning of the Dutch District Court that the Brussels Convention should be interpreted to permit cross-border enforcement of European patents where a related group of companies sells the same product in countries where that same patent has been validated. The Dutch Supreme Court referred this issue to the European Court of Justice (ECJ) to provide a final interpretation of the Brussels Convention on this point. On May 19, 2004 and July 20, 2004, Roche filed nullity actions in German and United Kingdom courts, respectively, challenging our patents relating to an improved method of disease therapy with cytotoxic agents, including anticancer, antimicrobial, anti-autoimmune disease and anti-organ-rejection therapy, wherein cytokines are used to prevent, mediate or reverse radiation-induced or drug-induced or antibody-induced toxicity, especially to hematopoietic cells.

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

Cytogen, Inc. and C.R. Bard Inc.

We sued Cytogen, Inc. and C.R. Bard, Inc. for infringement of our licensed patent by Cytogen’s sale of its “Prostascint” prostate cancer-imaging product. The complaint was filed in New Jersey on February 23, 2000 and served on March 20, 2000 after two unsuccessful attempts at settlement. The suit was bifurcated and damages were separated. Discovery was completed on the liability issues. A Markman hearing was held for the purpose of determining the scope and interpretation of the claims, following which each side submitted motions for summary judgment, all of which have been denied. On September 29, 2004 the patent infringement suit was settled, without any admission of fault or liability.

There were no other legal proceedings nor any material developments during the fiscal quarter ended September 30, 2004 in any of the legal proceedings described in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

IMMUNOMEDICS, INC.

November 5, 2004	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2004	By:	/s/ Gerard G. Gorman
Gerard G. Gorman
Vice President, Finance, and Chief Financial Officer
(Principal Financial and Accounting Officer)