Form 10-Q
period 2004-12-31
IMMUNOMEDICS INC
filed 2005-02-08
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

The number of shares of the Registrant’s common stock outstanding as of February 4, 2005 was 54,073,059.

IMMUNOMEDICS, INC.

		Page No.
PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

	Consolidated Balance Sheets as of December 31, 2004 (unaudited) and June 30, 2004	3

	Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended December 31, 2004 (unaudited) and 2003 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2004 (unaudited) and 2003 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4.	CONTROLS AND PROCEDURES	23

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	23

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	24

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24

ITEM 5.	OTHER INFORMATION	25

ITEM 6.	EXHIBITS	25

SIGNATURES		26

ITEM 1. FINANCIAL STATEMENTS

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,006,298	$9,133,297
Marketable securities	10,023,718	4,345,891
Accounts receivable, net of allowance for doubtful accounts of $283,175 and $343,724, at December 31, 2004 and June 30, 2004, respectively	691,517	788,647
Inventory, net of reserve	127,990	340,133
Other current assets	1,336,576	748,921
Restricted securities- current portion	1,275,200	1,275,200

Total current assets	20,461,299	16,632,089
Property and equipment, net of accumulated depreciation of $14,142,738 and $13,195,552, at December 31, 2004 and June 30, 2004, respectively	10,895,911	11,532,646
Restricted securities	3,188,000	3,825,600
Other long-term assets	59,592	98,243

	$34,604,802	$32,088,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,275,200	$1,275,200
Accounts payable and accrued expenses	4,645,807	5,021,513

Total current liabilities	5,921,007	6,296,713

Long-term debt	13,188,000	13,825,600
Minority interest	321,421	382,121
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2004 and June 30, 2004	—	—
Common stock, $0.01 par value; authorized 70,000,000 shares; issued and outstanding, 54,073,059 and 49,893,693 shares at December 31, 2004 and June 30, 2004, respectively	540,730	498,937
Capital contributed in excess of par	173,417,147	159,493,859
Treasury stock, at cost, 34,725 shares	(458,370)	(458,370)
Accumulated deficit	(158,862,826)	(148,257,745)
Accumulated other comprehensive income	537,693	307,463

Total stockholders’ equity	15,174,374	11,584,144

	$34,604,802	$32,088,578

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(unaudited)
Revenues:
Product sales	$796,092	$932,232	$1,858,785	$1,737,052
License fee and other revenues	136,015	74,639	188,929	405,960
Research and development	67,143	49,999	67,143	100,000

Total revenues	999,250	1,056,870	2,114,857	2,243,012

Costs and Expenses:
Costs of goods sold	159,360	143,698	$325,499	$272,669
Research and development	6,253,047	5,236,145	11,519,976	10,505,499
Sales and marketing	206,639	248,362	424,675	608,754
General and administrative	1,233,424	824,707	2,012,123	1,550,424

Total costs and expenses	7,852,470	6,452,912	14,282,273	12,937,346

Operating loss	(6,853,220)	(5,396,042)	(12,167,416)	(10,694,334)
Litigation settlement	—	—	1,111,750	—
Interest and other income	94,724	136,953	179,030	310,441
Interest expense	(106,783)	(18,969)	(208,729)	(38,871)
Minority interest	35,579	20,930	60,700	43,986
Foreign currency transaction gain (loss)	(108,166)	41,549	(31,773)	8,998

Loss before income tax	(6,937,866)	(5,215,579)	(11,056,438)	(10,369,780)
Income tax benefit	581,445	357,737	451,357	329,037

Net loss	$(6,356,421)	(4,857,842)	$(10,605,081)	$(10,040,743)

Per share data (basic and diluted):
Net loss	$(0.12)	$(0.10)	$(0.20)	$(0.20)

Weighted average number of common shares outstanding	54,073,059	49,883,193	53,300,955	49,882,378

Comprehensive income (loss):
Net loss	$(6,356,421)	$(4,857,842)	$(10,605,081)	$(10,040,743)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	155,034	124,408	178,327	152,391
Unrealized gain (loss) on securities available for sale	(11,074)	(115,327)	51,903	(188,101)

Other comprehensive income (loss)	143,960	9,081	230,230	(35,710)

Comprehensive loss	$(6,212,461)	$(4,848,761)	$(10,374,851)	$(10,076,453)

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(10,605,081)	$(10,040,743)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	947,186	1,025,603
Minority interest	(60,700)	(43,986)
Provision for allowance for doubtful accounts	(60,549)	(32,164)
Inventory reserve	47,000	—
Amortization of bond premium	81,503	125,680
Non-cash expense relating to issuance of stock options	—	53,220
Changes in operating assets and liabilities	(601,887)	1,340,797
Other	178,327	—

Net cash used in operating activities	(10,074,201)	(7,571,593)

Cash flows from investing activities:
Purchases of marketable securities	(6,941,475)	(249,977)
Proceeds from sales and maturities of marketable securities	1,871,647	3,670,706
Purchases of property and equipment	(310,451)	(548,020)

Net cash used in investing activities	(5,380,279)	2,872,709

Cash flows from financing activities:
Issuance of common stock, net of transaction costs	13,961,019	—
Exercise of stock options	4,062	8,900
Payments of debt	(637,600)	(637,600)

Net cash provided by financing activities	13,327,481	(628,700)

Net increase (decrease) in cash and cash equivalents	(2,126,999)	(5,327,584)
Cash and cash equivalents, beginning of period	9,133,297	13,601,627

Cash and cash equivalents, end of period	$7,006,298	$8,274,043

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

1. Business Overview and Basis of Presentation

The accompanying unaudited consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2004 has been derived from the Company’s audited 2004 consolidated financial statements. Operating results for the six-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2005, or any other period.

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

Since inception in 1982, the Company has relied primarily upon the private and public sale of its equity securities and of its convertible debt securities, to fund operations. It has also received limited revenues from research and development alliances and, more recently, from commercial sales of two diagnostic imaging products. The Company believes that its existing resources should be sufficient to meet its capital and liquidity requirements for at least the next twelve months, after taking into consideration a reduction of discretionary spending if necessary. There can be no assurance that it will be able to obtain additional capital when needed on acceptable terms, if at all.

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

Immunomedics’ investments in cash equivalents, marketable securities and restricted securities are classified as securities that are available for sale. The portfolio at December 31, 2004 primarily consisted of corporate debt securities and municipal bonds.

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

Inventory

Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. As of December 31, 2004 the inventory balance consisted of finished goods.

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

Benefits received resulting from the sale of our New Jersey state net operating losses (“NOL”) are recognized as a tax benefit when the NOL is approved for sale by the state of New Jersey. During the quarters ended December 31, 2004 and 2003, the Company realized benefits of approximately $591,000 and $428,000, respectively, as a result of the New Jersey state program.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the six-month periods ended December 31, 2004 and 2003. The common stock equivalents excluded from the diluted per share calculation are 4,975,000 and 4,357,750 shares at December 31, 2004 and 2003, respectively.

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

Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss allocable to common stockholders and related per share amounts would have been the pro forma amounts indicated below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income (loss), as reported	$(6,356,421)	$(4,857,842)	$(10,605,081)	$(10,040,743)
Add: Stock-based employee compensation expense	—	26,610	—	53,220
Deduct: Total stock–based employee compensation expense determined under fair value based method for all awards	(1,510,190)	(2,127,742)	(3,102,357)	(4,251,626)

Pro forma net loss	$(7,866,661)	$(6,958,974)	$(13,707,438)	$(14,239,149)

Loss per share:
-as reported	$(0.12)	$(0.10)	(0.20)	$(0.20)
-pro forma	$(.015)	$(0.14)	(0.26)	$(0.29)

Recent Accounting Pronouncements

Share –Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion

No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. As permitted by SFAS 123, Immunomedics elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, Immunomedics did not recognize compensation expense in its financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows, but does not require, companies to restate the full fiscal year 2005 to reflect the impact of expensing shared-based payments under SFAS 123R. At this time the Company has not made a decision as to which alternative it may select. The Company is in the process of determining how the new method of valuing stock-based compensation will impact its financial statements. This statement will be effective for financial statements relating to fiscal periods beginning after June 15, 2005.

3. Marketable Securities and Restricted Securities

Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as a separate component of accumulated other comprehensive loss. Immunomedics considers all of its current investments to be available-for-sale. Marketable securities and restricted securities at December 31, 2004 and June 30, 2004 consist of the following ($ in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
December 31, 2004
Municipal Bonds/Agency	$9,270	$13	$(47)	$9,236
Corporate Debt Securities	5,196	57	(2)	5,251

	$14,466	$70	$(49)	$14,487

June 30, 2004
Municipal Bonds/Agency	$7,365	$—	$(73)	$7,292
Corporate Debt Securities	2,101	56	(2)	2,155

	$9,466	$56	$(75)	$9,447

Restricted securities at December 31, 2004 and June 30, 2004 of approximately $4,463,200 and $5,100,800, respectively, are included in the table above. There is approximately $12,000 in changes in unrealized gains at December 31, 2004.

4. Property and Equipment

Property and equipment consists of the following ($ in thousands):

	December 31, 2004	June 30, 2004
Machinery and equipment	$5,596	$5,314
Leasehold improvements	17,353	17,337
Furniture and fixtures	781	781
Computer equipment	1,309	1,297

	25,039	24,729
Accumulated depreciation and amortization	(14,143)	(13,196)

	$10,896	$11,533

5. Geographic Segments

Immunomedics manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based diagnostics and therapeutics for cancer, autoimmune and infectious diseases, and it currently reports as a single industry segment. Immunomedics markets and sells its products in the United States and throughout Europe. No product sales from a single customer exceeded 10% of consolidated product sales.

The following table presents financial information based on the geographic location of the facilities of Immunomedics for the three and six-month periods ended December 31, 2004 (in thousands):

	December 31, 2004
Three Months Ended	United States	Europe	Total
Total assets	$31,322	$3,283	$34,605
Property and equipment, net	10,891	5	10,896
Revenues	298	701	999
Income (loss) before tax benefit	(7,069)	131	(6,938)

	December 31, 2003
Three Months Ended	United States	Europe	Total
Total assets	$33,491	$2,941	$36,432
Property and equipment, net	11,815	6	11,821
Revenues	265	792	1,057
Income (loss) before tax benefit	(5,548)	332	(5,216)

	December 31, 2004
Six Months Ended	United States	Europe	Total
Revenues	$437	$1,678	$2,115
Income (loss) before tax benefit	(11,607)	551	(11,056)

	December 31, 2003
Six Months Ended	United States	Europe	Total
Revenues	$753	$1,490	$2,243
Income (loss) before tax benefit	(10,794)	424	(10,370)

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

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $27,000 and $47,000 for the six-month periods ended December 31, 2004 and 2003, respectively. It also provides to CMMI, at no cost, laboratory materials and supplies. However, any inventions made independently of the Company at CMMI are the property of CMMI.

During the six-month periods ended December 31, 2004 and 2003, the Board of Directors authorized grants to CMMI of $3,000 and $194,000, respectively, to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI.

For each of the six-month periods ended December 31, 2004 and 2003, Dr. Goldenberg received $27,500 in compensation for his services to IBC Pharmaceuticals, Inc., a Delaware corporation and a majority-owned subsidiary of the Company (“IBC”). The Company owns approximately 74% of the capital stock of IBC. Dr. Goldenberg owns approximately 18% of the capital stock of IBC, and the remaining 8% of IBC is held by various third parties, some of whom are adult members of Dr. Goldenberg’s family, as to which shares Dr. Goldenberg disclaims beneficial ownership.

IBC reimbursed Immunomedics for $206,000 and $552,000 of its research activities in the six-month periods ended December 31, 2004 and 2003, respectively, which were conducted on IBC’s behalf. The unreimbursed research activities as of December 31, 2004 ($1,315,000) is noted as an unsecured demand promissory note to Immunomedics at an interest note of 1% above LIBOR. The unsecured demand promissory note and related interest are eliminated in consolidation.

7. License and Distribution Agreements

In June 2002, the Company granted a non-exclusive license to Daiichi Pure Chemicals Co. under Immunomedics’ carcinoembryonic antigen (CEA) patents. The Company recorded a royalty of $111,000 and $86,000 for the six-month periods ended December 31, 2004, and 2003, respectively, as “License fee and other revenues” under that license.

In September 2003 the Company recorded $275,000 as license fees and other revenues for the costs incurred relating to the manufacture of materials supplied to Amgen Inc. as part of a development and licensing agreement, which has since expired.

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

8. Debt

In January 2004, the Company completed a $10,000,000 financing of Convertible Senior Notes, which are due January 12, 2006. The notes bear interest at a fixed annual rate of 3.25% to be paid semiannually in arrears in cash or stock at the Company’s option, beginning in July 2004. The holder of the notes may convert the notes at any time prior to the maturity date into shares of the Company’s common stock at a conversion price of $6.09 per share. Immunomedics has filed a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission for registration of the notes and the shares of common stock issuable upon conversion of the notes. Proceeds from the financing are being used to continue the Company’s development of its cancer and autoimmune disease therapeutics and for working capital and other general corporate purposes. At December 31, 2004, the Company’s indebtedness under this financing was $10,000,000, which will mature on January 12, 2006, unless earlier converted or repurchased. For the six-month periods ended December 31, 2004 and 2003, the Company incurred interest expense of approximately $162,500 and $0, respectively.

In May 2003, Immunomedics completed a $6,376,000 bond financing with the New Jersey Economic Development Authority, pursuant to which Immunomedics was able to refinance its capital investment in a new manufacturing facility at a rate of interest below that which would have otherwise been available. The interest rate on the bonds was approximately 2.44% at December 31, 2004. In connection with this financing, Immunomedics granted certain security interests to the New Jersey Economic Development Authority with respect to its properties and assets, and agreed to become subject to certain customary affirmative as well as restrictive covenants, none of which it believes will affect its business or operations in any material respect. In addition, the bonds are subject to mandatory redemption, if the fair value of the Company’s collateralized assets falls below the outstanding loan balance. The Company’s collateral is recorded as restricted securities in the balance sheet. Restricted securities include highly liquid, marketable securities. At December 31, 2004, the Company’s indebtedness under this financing was approximately $4,463,000 due in equal monthly installments over the next 45 months. For the six-month periods ended December 31, 2004 and 2003, the Company incurred interest expense of approximately $46,000 and $39,000, respectively. Interest and principal payments are due monthly.

9. Stockholders Equity

In August 2004, the Company sold 4,178,116 shares of its common stock, resulting in net proceeds to the Company of approximately $14.0 million. The shares were sold to institutional investors at a price of $3.61 per share. The Company also agreed to sell to each such investor a like number of shares of its common stock at a price of $3.97 per share, which rights to purchase expired on November 24, 2004. The shares of common stock were sold pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission.

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

In May 2004 and July 2004, Roche filed nullity actions in German and United Kingdom courts, respectively, challenging our patents relating to an improved method of disease therapy in combination with cytotoxic agents, wherein cytokines are used to prevent, mediate or reverse radiation-induced, drug-induced or antibody-induced toxicity, especially to hematopoietic cells. On December 1, 2004, the Company agreed to settle the United Kingdom patent litigation by surrendering the patent. In accordance with United Kingdom rules, Roche has made an application for payment of its attorney’s fees and other costs to the court. The court has not yet considered this application. We have estimated a range of costs for the probable resolution of this matter. There is no amount within this range that is a more accurate estimate than any other amount, therefore the minimum amount of the range has been accrued and is included in the General and Administrative expenses in the Statement of Operations. If this matter is ultimately settled at the maximum potential recovery, the additional accrual of such costs would not have a material effect on operating results and financial condition. In the German action, the Company is defending the patent with amended claims.

11. Subsequent Event

At a Meeting held on February 3, 2005, the Board of Directors of Immunomedics, Inc. (the “Company”) unanimously approved an acceleration of vesting of all Company stock options with an option price greater than $3.71, the closing price on the NASDAQ Stock Market on such date, (the “Acceleration”). The Acceleration is effective for stock options outstanding as of December 31, 2004. As a result of the Acceleration, approximately 1.9 million options or 39% of the total outstanding options with varying remaining vesting schedules became immediately exercisable. This action was taken in order to avoid expense recognition in future financial statements upon adoption of FAS 123R and resulted in the Company not being required to recognize share-based compensation expense, net of taxes, of approximately $3.7 million in 2006, $2.0 million in 2007 and $.8 million in 2008, based on valuation calculations using the Black-Scholes methodology. The estimated $3.7 million amount for 2006 is based on the assumption that the Company would apply the expense recognition provisions of FAS 123R beginning July 1, 2005.

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

In addition to our potential therapeutic discoveries, our proprietary technologies have also enabled us to develop highly specific diagnostic imaging agents, one of which, CEA-Scan®, has been approved in the United States, Canada and the European Union, where it is currently being marketed for the detection of colorectal cancers. Our second diagnostic product, LeukoScan®, has been approved in Europe, Australia, Canada and the Middle East where it is currently being marketed for the detection of bone infections. The sale of diagnostic imaging agents is not a critical part of our business; however, these diagnostic products provide revenues that offset a portion of our expenditures on our therapeutic product candidates.

From inception in 1982 until December 31, 2004, we had an accumulated deficit of approximately $158.9 million and have never earned a profit in any fiscal year. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature or source of which cannot be predicted), our losses will continue as we continue to conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years.

Research and Development

As of December 31, 2004, we employed 22 professionals in our research and development departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

Subsequent to the fiscal quarter ended December 31, 2004 we received notice from the U.S. Food and Drug Administration (FDA) that we have received Fast Track Product designation for epratuzumab for the treatment of patients with moderate to severe systemic lupus erythematosus (SLE). A designated fast track drug may be considered for priority review, with a shortened review time, rolling admission and accelerated approval if applicable. As a result we anticipate an increase in research and development expenses, once additional financing is obtained in the coming quarters as we are in preparation for registration trials with epratuzumab in patients with SLE.

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

Three-Month Period Ended December 31, 2004 Compared to 2003

Revenues

Revenues for the three-month period ended December 31, 2004 were $999,000, as compared to $1,057,000 for the same period in 2003, representing a decrease of $58,000, or 5%. Product sales for the three-month period ended December 31, 2004 were $796,000, as compared to $932,000 for the same period in 2003, representing a decrease of $136,000, or 15% which was due to lower sales of diagnostic imaging products in Europe. License fee and other revenues of $136,000 for the three-month period ended December 31, 2004 increased $61,000 from $75,000 for the same period in 2003. Research and development revenues for the three-month period ended December 31, 2004 was $67,000 as compared to $50,000 for the same period of 2003.

Costs and Expenses

Total cost and expenses for the three-month period ended December 31, 2004 were $7,852,000, as compared to $6,453,000 for the same period in 2003, representing an increase of $1,399,000 or 22%. Research and development expenses for the three-month period ended December 31, 2004 were $6,253,000 as compared to $5,236,000 for the same period in 2003, representing an increase of $1,017,000 or 19%. This expense growth resulted primarily from increased spending for process validation, production activity for clinical trials as well as increased drug toxicity studies. Cost of goods sold for the three-month period ended December 31, 2004 was $159,000 as compared to $144,000 for the same period in 2003. Sales and marketing expenses for the three-month period ended December 31, 2004 decreased $41,000 from $248,000 to $207,000 for the same period in 2003, a result of the decision to de-emphasize the diagnostic imaging product line. General and administrative costs were $1,233,000 for the three-month period ended December 31, 2004, an increase of $408,000 from $825,000 for the same period of 2003, primarily due to higher legal expenses and personnel costs.

Interest Income

Interest and other income of $95,000 for the three-month period ended December 31, 2004 decreased by $42,000 from $137,000 for the same period in 2003, primarily due to lower rates of return on cash and reduced amount of cash available for investments.

Interest Expense

Interest expense for the three-month periods ended December 31, 2004 and 2003, was approximately $107,000 and $19,000, respectively. The interest expense for the three-month period ended December 31, 2004 was incurred in connection with the $6,376,000 bond financing with the New Jersey Economic Development Authority, which was completed in May 2003, and the issuance of $10,000,000 aggregate principal amount of convertible senior notes, which was completed in January 2004. See Note 8 to our consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Foreign Currency Transactions Gain (Loss)

Foreign currency transaction loss for the three-month period ended December 31, 2004 was $108,000 as compared to a gain of $42,000 for the same period in 2003. This increase resulted primarily from currency fluctuations.

Operating Results

Net loss for the three-month period ended December 31, 2004 was $6,356,000 or $0.12 per share, as compared to $4,858,000, or $0.10 per share, for the same period in 2003. The increase of the net loss in 2004 as compared to the net loss in the comparable period in 2003 resulted primarily from increased research and development spending.

Six-Month Period Ended December 31, 2004 Compared to 2003

Revenues

Revenues for the six-month period ended December 31, 2004 were $2,115,000, as compared to $2,243,000 for the same period in 2003, representing a decrease of $128,000, or 6%. Product sales for the six-month period ended December 31, 2004 were $1,859,000, as compared to $1,737,000 for the same period in 2003, representing an increase of $122,000, or 7% which was due to increased sales of diagnostic imaging products in Europe, primarily in the first quarter. License fee and other revenues of $189,000 decreased $217,000 from $406,000 in 2003, which included the last payment received from the Amgen Agreement, ($275,000). Research and development revenues for the six-month period ended December 31, 2004 was $67,000 as compared to $100,000 for the same period of 2003, due to the timing of grant programs.

Costs and Expenses

Total cost and expenses for the six-month period ended December 31, 2004 were $14,282,000, as compared to $12,937,000 for the same period in 2003, representing an increase of $1,345,000 or 10%. Research and development expenses for the six-month period ended December 31, 2004 were $11,520,000 as compared to $10,506,000 for the same period in 2003, an increase of $1,014,000 or 10%. This expense growth resulted primarily from increased spending for process validation, production activity for clinical trials as well as increased drug toxicity studies. Cost of goods sold for the six-month period ended December 31, 2004 increased to $325,000 from $273,000 for the same period in 2003. Sales and marketing expenses for the six-month period ended December 31, 2004 decreased $184,000 from $609,000 to $425,000, a result of the continuing effort to de-emphasize the diagnostic imaging product line. General and administrative costs were $2,012,000 for the six-month period ended December 31, 2004, an increase of $462,000 from $1,550,000 for the same period of 2003, primarily due to higher legal expenses and personnel costs.

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

Interest Income

Interest and other income of $179,000 for the six-month period ended December 31, 2004 decreased by $131,000 from $310,000 for the same period in 2003, primarily due to lower rates of return on cash and reduced amount of cash available for investments.

Interest Expense

Interest expense for the six-month periods ended December 31, 2004 and 2003, was approximately $209,000 and $39,000, respectively. The interest expense for the six-month period ended December 31, 2004 was incurred in connection with the $6,376,000 bond financing with the New Jersey Economic Development Authority, which was completed in May 2003, and the issuance of $10,000,000 aggregate principal amount of convertible senior notes, which was completed in January 2004. See Note 8 to our consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Foreign Currency Transactions Gain (Loss)

Foreign currency transaction loss for the six-month period ended December 31, 2004 was $32,000 as compared to a gain of $9,000 for the same period in 2003. This increase resulted primarily from currency fluctuations.

Operating Results

Net loss for the six-month period ended December 31, 2004 was $10,605,000 or $0.20 per share, as compared to $10,041,000, or $0.20 per share, for the same period in 2003, as increased research and development expenses were offset by the transactions relating to the settlement of the Cytogen, Inc. patent settlement discussed above.

Liquidity and Capital Resources

At December 31, 2004, we had working capital of $14,540,000, representing an increase of $4,205,000 from $10,335,000 at June 30, 2004. At December 31, 2004, we had long-term debt of $10,000,000 aggregate principal amount of convertible senior notes, (which are due January 12, 2006) and $4,463,000 through the New Jersey Economic Development Authority. The net increase in working capital resulted principally from the issuance of common stock in August 2004, which resulted in approximately $14,000,000 in net proceeds to the Company. This was partially offset by the net loss allocable to common stockholders during the six-month period ended December 31, 2004 of $10,605,000 and capital expenditures of $310,000.

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

Our cash, cash equivalents and marketable securities amounted to $17,030,000 at December 31, 2004, representing an increase of $3,551,000 from $13,479,000 at June 30, 2004. This increase was primarily attributable to the proceeds from the sale of common stock, partially offset by the funding of operating expenses and capital expenditures. It is anticipated that working capital and cash, cash equivalents and marketable securities will decrease during fiscal year 2005 as a result of planned operating expenses and capital expenditures, offset in part by projected revenues from sales of our diagnostic imaging products in the United States and Europe. However, there can be no assurance as to the amount of revenues, if any, these imaging products will generate.

To date, we have not generated positive cash flow from operations, excluding the effects of the up-front payment received from Amgen in fiscal year 2001. We believe that our existing working capital should be sufficient to meet our capital and liquidity requirements for at least the next twelve months, after taking into consideration a reduction of discretionary spending if necessary.

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

With the recent approval from the FDA for Fast Track Product designation of epratuzumab for the treatment of patients with moderate to severe SLE, we anticipate an increase in cash used in operations as compared to amounts used during the fiscal year ended 2004. We will require additional financing to complete our research and development programs for clinical trials of our product candidates and for regulatory filings, as well as to service our debt repayment commitments subsequent to December 31, 2005. However, this additional financing may not be available to us on terms we find acceptable, if at all, and the terms of such financing may cause substantial dilution to existing stockholders. If adequate funds are not available, we may be required to curtail significantly one or more of our research and development programs. If we obtain funds through collaborative partnerships, we may be required to relinquish rights to certain of our technologies or product candidates.

We are actively pursuing various financing alternatives as market conditions permit through additional debt or equity financings and through collaborative marketing and distribution agreements. We continue to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of our proprietary technologies. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility, a loan from the New Jersey Economic Development Authority used to fund the expansion of our facility and the issuance of convertible senior notes. We have identified and quantified the significant commitments in the following table for the fiscal years ending June 30:

Payments Due by Period

(in thousands)

Contractual Obligation	2005	2006	2007	2008	2009	Thereafter	Total
Operating Lease(1)	$272	$545	$552	$556	$556	$9,098	$11,579
NJEDA Loan(2)	$665	$1,317	$1,301	$1,284	$—	$—	$4,567
Convertible Senior Notes(3)	$163	$10,325	$—	$—	$—	$—	$10,488

TOTAL	$1,100	$12,187	$1,853	$1,840	$556	$9,098	$26,634

(1)	Our operating lease for our Morris Plains, New Jersey facility expires in October 2021 and has a base annual rate of $545,000. The rent is fixed for the first five years, which commenced in November 2001, and increases every five years thereafter.
(2)	In May 2003, we obtained a loan for $6,376,000 at a variable interest rate through the New Jersey Economic Development Authority, repayable monthly in 60 equal installments.
(3)	In January 2004, we completed a $10,000,000 financing through the issuance of convertible senior notes due January 12, 2006. The notes bear interest at a fixed annual rate of 3.25% to be paid semiannually in arrears in cash or stock at the Company’s option.

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

Our holdings of financial instruments are comprised primarily of corporate debt securities and municipal bonds. All such instruments are classified as securities available for sale at December 31, 2004. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings also are exposed to the risks of changes in the credit quality of issuers. We typically invest in highly liquid debt instruments with fixed interest rates.

The table below presents the principal amounts of the restricted and unrestricted marketable securities and the related weighted-average interest rates by fiscal year of maturity for our investment portfolio as of December 31, 2004:

	2005	2006	2007	2008	2009	Total	Fair Value
	(in thousands)
Fixed rate	$8,014	$3,321	$3,131	—	—	$14,466	$14,487
Average interest rate	1.64%	3.19%	1.72%	—	—	2.01%	—

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

F. Hoffmann-LaRoche

On December 22, 2003, the Dutch Supreme Court, in a case brought by the Company, held that Immunomedics’ Dutch part of its European patent for highly specific monoclonal antibodies against the cancer marker, carcinoembryonic antigen (CEA), was valid. The Company’s claim of infringement was not finally decided by the Dutch Supreme Court. Among other things, the Supreme Court held that the Court of Appeal which had ruled that Roche had infringed Immunomedics European Patent had not given Roche sufficient opportunity to comment on an expert opinion filed by Immunomedics in which it was stated that Roche’s CEA test kit did satisfy a criterion that is generally satisfied for specific antibodies that bind to CEA. The Company has argued that the Dutch court should enforce the European Patent for all European countries for which the European Patent was validated, since Roche sold the same product in each country. The Dutch Supreme Court repeated the reasoning of the Dutch District Court that the

Brussels Convention should be interpreted to permit cross-border enforcement of European patents where a related group of companies sells the same product in countries where that same patent has been validated. The Dutch Supreme Court referred this issue to the European Court of Justice (ECJ) to provide a final interpretation of the Brussels Convention on this point. Subsequent to the fiscal quarter, on January 27, 2005, the ECJ heard oral arguments in the case, and took the matter under consideration.

We believe that the CEA patents that are the subject of our infringement action have been infringed, and we believe that the Company will prevail in the litigation, although no assurances can be given in this regard. To the extent that Roche contests or challenges our patents, or files appeals or further nullity actions, there can be no assurance that significant costs for defending such patents may not be incurred.

On May 19, 2004 and July 20, 2004, Roche filed nullity actions in German and United Kingdom courts, respectively, challenging our patents relating to an improved method of disease therapy in combination with cytotoxic agents, wherein cytokines are used to prevent, mediate or reverse radiation-induced, drug-induced or antibody-induced toxicity, especially to hematopoietic cells. On December 1, 2004, the Company agreed to settle the United Kingdom patent litigation by surrendering the patent. Roche has made an application for payment of its attorney’s fees and other costs to the court. The court has not yet considered this application. We have estimated a range of costs for the probable resolution of this matter. There is no amount within this range that is a more accurate estimate than any other amount, therefore the minimum amount of the range has been accrued and is included in the General and Administrative expenses in the Statement of Operations. If this matter is ultimately settled at the maximum potential recovery, the additional accrual of such costs would not have a material effect on operating results and financial condition. In the German action the Company is defending the patent with amended claims.

There were no other legal proceedings nor any material developments during the fiscal quarter ended December 31, 2004 in any of the legal proceedings described in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2004 Annual Meeting of Stockholders was held on December 1, 2004. A quorum of 51,319,258 shares of our common stock (out of a total of 54,073,059 shares entitled to vote, or 94.9%) was represented at the meeting in person or by proxy. The following matters were voted upon:

1. The following persons were elected to our Board of Directors until the 2005 Annual Meeting of Stockholders and until their respective successors have been elected and qualified, or until their earlier death, resignation or removal: Dr. David M. Goldenberg, Cynthia L. Sullivan, Dr. Morton Coleman, Dr. Marvin E. Jaffe, Brian A. Markison, Mary E. Paetzold and Richard R. Pivirotto. The votes were cast as follows:

Name	For	Against	Withheld	Broker Non-Vote
Dr. David M. Goldenberg	50,369,818	939,440	-	-
Cynthia L. Sullivan	50,380,206	939,052	-	-
Dr. Morton Coleman	50,404,544	914,714	-	-
Dr. Marvin E. Jaffe	50,435,149	884,109	-	-
Brian A. Markison	50,466,359	852,899	-	-
Mary E. Paetzold	50,442,449	876,809	-	-
Richard R. Pivirotto	50,357,964	961,294	-	-

2. A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 2005. The votes were cast as follows:

For:	50,535,216
Against:	697,462
Abstain:	86,580
Broker Non-Vote	0

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

February 8, 2005	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

February 8, 2005	By:	/s/ Gerard G. Gorman
Gerard G. Gorman
Vice President, Finance, and Chief Financial Officer
(Principal Financial and Accounting Officer)