Form 10-Q
period 2005-03-31
IMMUNOMEDICS INC
filed 2005-05-10
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

The number of shares of the Registrant’s common stock outstanding as of May 6, 2005 was 54,073,059.

IMMUNOMEDICS, INC.

		Page No.
PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

	Consolidated Balance Sheets as of March 31, 2005 (unaudited) and June 30, 2004	3

	Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended March 31, 2005 (unaudited) and 2004 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2005 (unaudited) and 2004 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

ITEM 4.	CONTROLS AND PROCEDURES	25

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	26

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	27

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27

ITEM 5.	OTHER INFORMATION	27

ITEM 6.	EXHIBITS	27

SIGNATURES		28

ITEM 1. FINANCIAL STATEMENTS

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	June 30, 2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,527,138	$9,133,297
Marketable securities	3,313,474	4,345,891
Accounts receivable, net of allowance for doubtful accounts of $276,075 and $343,724, at March 31, 2005 and June 30, 2004, respectively	702,323	788,647
Inventory, net of reserve	519,828	340,133
Other current assets	1,015,418	748,921
Restricted securities- current portion	1,275,200	1,275,200

Total current assets	15,353,381	16,632,089
Property and equipment, net of accumulated depreciation of $14,597,783 and $13,195,552, at March 31, 2005 and June 30, 2004, respectively	10,455,917	11,532,646
Restricted securities	2,869,200	3,825,600
Other long-term assets	59,361	98,243

	$28,737,859	$32,088,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6,275,200	$1,275,200
Accounts payable and accrued expenses	5,337,982	5,021,513

Total current liabilities	11,613,182	6,296,713

Long-term debt	7,869,200	13,825,600
Minority interest	298,005	382,121
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2005 and June 30, 2004	—	—
Common stock, $0.01 par value; authorized 70,000,000 shares; issued and outstanding, 54,073,059 and 49,893,693 shares at March 31, 2005 and June 30, 2004, respectively	540,730	498,937
Capital contributed in excess of par	173,417,147	159,493,859
Treasury stock, at cost, 34,725 shares	(458,370)	(458,370)
Accumulated deficit	(164,921,849)	(148,257,745)
Accumulated other comprehensive income	379,814	307,463

Total stockholders’ equity	8,957,472	11,584,144

	$28,737,859	$32,088,578

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS (INCOME)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(unaudited)
Revenues:
Product sales	$947,386	$1,053,616	$2,806,171	$2,790,668
License fee and other revenues	74,457	54,043	263,386	460,003
Research and development	67,143	43,749	134,286	143,749

Total revenues	1,088,986	1,151,408	3,203,843	3,394,420

Costs and Expenses:
Costs of goods sold	218,337	112,770	543,836	385,439
Research and development	5,764,833	5,221,194	17,284,809	15,726,693
Sales and marketing	277,859	353,985	702,534	962,739
General and administrative	853,151	961,836	2,865,274	2,512,260

Total costs and expenses	7,114,180	6,649,785	21,396,453	19,587,131

Operating loss	(6,025,194)	(5,498,377)	(18,192,610)	(16,192,711)
Litigation settlement	—	—	1,111,750	—
Interest and other income	81,140	116,125	260,170	426,566
Interest expense	(110,164)	(81,835)	(318,893)	(120,706)
Minority interest	23,416	20,314	84,116	64,300
Foreign currency transaction gain	75,571	12,842	43,798	21,840

Loss before income tax	(5,955,231)	(5,430,931)	(17,011,669)	(15,800,711)
Income tax benefit (provision)	(103,792)	(58,187)	347,565	270,850

Net loss	$(6,059,023)	(5,489,118)	$(16,664,104)	$(15,529,861)

Per share data (basic and diluted):
Net loss	$(0.11)	$(0.11)	$(0.31)	$(0.31)

Weighted average number of common shares outstanding	54,073,059	49,887,644	53,554,566	49,884,120

Comprehensive income (loss):
Net loss	$(6,059,023)	$(5,489,118)	$(16,664,104)	$(15,529,861)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(87,107)	(53,731)	91,220	98,660
Unrealized gain (loss) on securities available for sale	(70,772)	(25,210)	(18,869)	(213,311)

Other comprehensive income (loss)	(157,879)	(78,941)	72,351	(114,651)

Comprehensive loss	$(6,216,902)	$(5,568,059)	$(16,591,753)	$(15,644,512)

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(16,664,104)	$(15,529,861)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,402,231	1,439,738
Minority interest	(84,116)	(64,300)
Change in allowance for doubtful accounts	(67,649)	(32,164)
Inventory reserve	47,000
Amortization of premiums of marketable securities	116,590	174,231
Non-cash expense relating to issuance of stock options	—	79,830
Changes in operating assets and liabilities	16,132	916,401
Other	91,220	—

Net cash used in operating activities	(15,142,696)	(13,016,125))

Cash flows from investing activities:
Purchases of marketable and restricted securities	(7,356,984)	(749,977)
Proceeds from sales and maturities of marketable securities	9,210,342	6,020,698
Purchases of property and equipment	(325,502)	(884,120)

Net cash provided by investing activities	1,527,856	4,386,601

Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	13,961,019	—
Proceeds from issuance of convertible senior notes	—	10,000,000
Exercise of stock options	4,062	43,000
Payments of debt	(956,400)	(956,400)

Net cash provided by financing activities	13,008,681	9,086,600

Net increase (decrease) in cash and cash equivalents	(606,159)	457,076
Cash and cash equivalents, beginning of period	9,133,297	13,601,627

Cash and cash equivalents, end of period	$8,527,138	$14,058,703

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

1. Business Overview and Basis of Presentation

The accompanying unaudited consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2004 has been derived from the Company’s audited 2004 consolidated financial statements. Operating results for the three-month and nine-month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2005, or any other period.

The Company has never achieved profitable operations on an annual basis and there is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Since inception in 1982, the Company has relied primarily upon the private and public sale of its equity securities and of its convertible debt securities, to fund operations. It has also received limited revenues from research and development alliances, grants and from commercial sales of two diagnostic imaging products. The Company’s ability to achieve profitability will depend on numerous factors, including, without limitation, the following:

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

As of March 31, 2005 the Company’s working capital had decreased $6.6 million, from $10.3 million at June 30, 2004 to $3.7 million at March 31, 2005. Had $5 million principal amount of the 3.25% convertible senior notes due in January 2006 not been retired through the exchange for $5 million of the newly issued 5% convertible senior notes in April (see Note 11), the Company would have had a working capital deficit of $1.3 million. Consequently, unless additional capital was raised the Company would not have had the sufficient working capital to continue operations for an additional twelve months or to satisfy pending debt service requirements. The working capital shortfall was due primarily to the scheduled repayment of $10 million principal amount of 3.25% convertible senior notes due January 2006, and the continuing funding needs of the Company’s research and development activities for commercially viable therapeutic products.

Upon completing the $37.7 million additional financing closed in April 2005 (see Note 11), the Company eliminated its working capital deficit and currently believes that its existing resources will be sufficient to meet its capital and liquidity requirements for the next twelve months. These resources could be expended more rapidly for many reasons, including unexpected changes in the Company’s research and development activities, as well as other factors affecting its operating expenses and capital expenditures. There can be no assurance that the Company will be able to obtain additional capital when needed on acceptable terms, if at all.

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

Immunomedics’ investments in cash equivalents, marketable securities and restricted securities are classified as securities that are available for sale. The portfolio at March 31, 2005 primarily consisted of corporate debt securities and municipal bonds.

Concentration of Credit Risk

Cash, cash equivalents, marketable securities, and restricted securities are financial instruments that potentially subject the Company to concentration of credit risk. Immunomedics invests its cash in debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates. The Company has the ability to sell these investments before maturity and has therefore classified the investments as available for sale. The Company has never experienced any significant losses on its’ investments.

Inventory

Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. As of March 31, 2005 the inventory balance consisted of finished goods of $43,000 and work in process of $477,000.

Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives (5-10 years) of the respective assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the initial lease term or the estimated useful life of the asset. The Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities relate to the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements and tax returns. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income taxes are provided for profitable foreign jurisdictions at the applicable effective tax rate. During the nine-month period ended March 31, 2005 and 2004, the Company provided income taxes of $243,000 and $157,000 relating to foreign operations.

Benefits received resulting from the sale of our New Jersey state net operating losses (“NOL”) are recognized as a tax benefit when the NOL is approved for sale by the state of New Jersey and sold to the third party. During the nine-month periods ended March 31, 2005 and 2004, the Company realized benefits of approximately $591,000 and $428,000, respectively, as a result of the New Jersey state program.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the nine-month periods ended March 31, 2005 and 2004. The common stock equivalents excluded from the diluted per share calculation are 5,231,500 and 4,437,250 shares at March 31, 2005 and 2004, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss, net unrealized gains (losses) on securities available for sale and foreign exchange translation changes and is presented in the Consolidated Statements of Operations and Comprehensive Loss.

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

Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss allocable to common stockholders and related per share amounts would have been the pro forma amounts indicated below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net (loss), as reported	$(6,059,023)	$(5,489,118)	$(16,664,104)	$(15,529,861)
Add: Stock-based employee compensation expense	—	26,610	—	79,830
Deduct: Total stock–based employee compensation expense determined under fair value based method for all awards	(9,835,330)	(2,054,484)	(12,937,687)	(6,306,110)

Pro forma net loss	$(15,894,353)	$(7,516,992)	$(29,601,791)	$(21,756,141)

Loss per share:
-as reported	$(0.11)	$(0.11)	$(0.31)	$(0.31)
-pro forma	$(0.29)	$(0.15)	$(0.55)	$(0.44)

At a Meeting held on February 3, 2005, the Company’s Board of Directors unanimously approved an acceleration of vesting of all Company stock options with an option price greater than $3.71, (the “Acceleration”). The Acceleration was effective on February 3, 2005 for stock options outstanding as of December 31, 2004. As a result of the Acceleration, approximately 1.9 million options or 39% of the total outstanding options became immediately exercisable. An additional 245,000 stock options were granted on February 10, 2005 at an option price of $3.24. These options were also immediately exercisable at the grant date.

In accordance with SFAS 123, the Company expensed the remaining unrecognized compensation cost associated with the options with accelerated vesting in the third quarter proforma disclosure. The total additional compensation cost of $7.1 million was recorded during the third quarter in the pro forma table above. These actions were taken in order to avoid expense recognition in future financial statements upon adoption of FAS 123R (which will be effective July 1, 2005). See further discussion of SFAS 123R below.

Recent Accounting Pronouncements

Share –Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. As permitted by SFAS 123, Immunomedics previously had elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, Immunomedics generally did not recognize compensation expense in its financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards would be recognized on or after the date of adoption. SFAS 123R also allows, but does not require, companies to restate the full fiscal year 2005 to reflect the impact of expensing share-based payments under SFAS 123R. The Company is likely to adopt the modified prospective method. The Company is in the process of determining how the new method of valuing stock-based compensation will impact its future financial statements. This statement will be effective for Immunomedics on July 1, 2005.

3. Marketable Securities and Restricted Securities

Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as a separate component of accumulated other comprehensive loss. Immunomedics considers all of its current investments to be available-for-sale. Marketable securities and restricted securities at March 31, 2005 and June 30, 2004 consist of the following ($ in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
March 31, 2005
Municipal Bonds/Agency	$6,338	$—	$(67)	$6,271
Corporate Debt Securities	1,170	18	(1)	1,187

	$7,508	$18	$(68)	$7,458

June 30, 2004
Municipal Bonds/Agency	$7,365	$—	$(73)	$7,292
Corporate Debt Securities	2,101	56	(2)	2,155

	$9,466	$56	$(75)	$9,447

Restricted securities at March 31, 2005 and June 30, 2004 of approximately $4,144,400 and $5,100,800, respectively, are included in the table above. Included in other comprehensive income at March 31, 2005 and June 30, 2004 are approximately $0 and $12,000 in net changes to unrealized losses related to cash equivalents with maturities of 90 days or less.

4. Property and Equipment

Property and equipment consists of the following ($ in thousands):

	March 31, 2005	June 30, 2004
Machinery and equipment	$5,605	$5,314
Leasehold improvements	17,353	17,337
Furniture and fixtures	781	781
Computer equipment	1,315	1,297

	25,054	24,729
Accumulated depreciation and amortization	(14,598)	(13,196)

	$10,456	$11,533

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics for the three and nine-month periods ended March 31, 2005 ($ in thousands):

Three Months Ended

	March 31, 2005
	United States	Europe	Total
Total assets	$26,055	$2,683	$28,738
Property and equipment, net	10,452	4	10,456
Revenues	210	879	1,089
Income (loss) before tax benefit	(6,085)	130	(5,955)

Three Months Ended

	March 31, 2004
	United States	Europe	Total
Total assets	$36,874	$2,867	$39,741
Property and equipment, net	11,737	6	11,743
Revenues	225	926	1,151
Income (loss) before tax benefit	(5,675)	244	(5,431)

Nine Months Ended

	March 31, 2005
	United States	Europe	Total
Revenues	$647	$2,557	$3,204
Income (loss) before tax benefit	(17,693)	681	(17,012)

Nine Months Ended

	March 31, 2004
	United States	Europe	Total
Revenues	$978	$2,416	$3,394
Income (loss) before tax benefit	(16,469)	668	(15,801)

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

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $52,000 and $70,000 for the nine-month periods ended March 31, 2005 and 2004, respectively. It also provides to CMMI, at no cost, laboratory materials and supplies. However, any inventions made independently of the Company at CMMI are the property of CMMI.

During the nine-month periods ended March 31, 2005 and 2004, the Board of Directors authorized grants to CMMI of $3,000 and $306,000, respectively, to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI.

For each of the nine-month periods ended March 31, 2005 and 2004, Dr. Goldenberg received $41,250 in compensation for his services to IBC Pharmaceuticals, Inc., a Delaware corporation and a majority-owned subsidiary of the Company (“IBC”). The Company owns approximately 74% of the capital stock of IBC. Dr. Goldenberg owns approximately 18% of the capital stock of IBC, and the remaining 8% of IBC is held by various third parties, some of whom are adult members of Dr. Goldenberg’s family, as to which shares Dr. Goldenberg disclaims beneficial ownership.

IBC reimbursed Immunomedics for $206,000 and $552,000 of its research activities in the nine-month periods ended March 31, 2005 and 2004, respectively, which were conducted on IBC’s behalf. The unreimbursed research activities as of March 31, 2005 ($1,575,000) is noted as an unsecured demand promissory note to Immunomedics at an interest note of 1% above LIBOR. The unsecured demand promissory note and related interest are eliminated in consolidation.

7. License and Distribution Agreements

In June 2002, the Company granted a non-exclusive license to Daiichi Pure Chemicals Co. under Immunomedics’ carcinoembryonic antigen (CEA) patents. The Company recorded a royalty of $185,000 and $135,000 for the nine-month periods ended March 31, 2005, and 2004, respectively, as “License fee and other revenues” under that license.

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

8. Debt

In January 2004, the Company completed a $10,000,000 financing of convertible senior notes. The notes bear interest at a fixed annual rate of 3.25% to be paid semiannually in arrears in cash or stock at the Company’s option, beginning in July 2004. The holder of the notes may convert the notes at any time prior to the maturity date into shares of the Company’s common stock at a conversion price of $6.09 per share. Proceeds from the financing were used to continue the Company’s development of its cancer and autoimmune disease therapeutics and for working capital and other general corporate purposes. At March 31, 2005, the Company’s indebtedness under this financing was $10,000,000, which was scheduled to mature on January 12, 2006, unless earlier converted or repurchased.

A portion of the Company’s $37.7 million financing in April 2005, (see Note 11) was used to retire one-half, or $5 million principal amount of the 3.25% convertible senior notes plus accrued interest thereon. The remaining $5 million of the 3.25% convertible senior notes was exchanged for $5 million of the newly issued 5% convertible senior notes. As a result of this transaction subsequent to the end of the third quarter, the Company classified $5 million of its 3.25% convertible senior notes as a current liability in the March 31, 2005 financial statements, and the remaining balance of the $5 million 3.25% convertible senior notes was classified as long-term debt. For the nine-month periods ended March 31, 2005 and 2004, the Company incurred interest expense of approximately $244,000 and $64,000, respectively.

In May 2003, Immunomedics completed a $6,376,000 bond financing with the New Jersey Economic Development Authority, pursuant to which Immunomedics was able to refinance its capital investment in a new manufacturing facility at a rate of interest below that which would have otherwise been available. The interest rate on the bonds was approximately 2.87% at March 31, 2005. In connection with this financing, Immunomedics granted certain security interests to the New Jersey Economic Development Authority with respect to its properties and assets, and agreed to become subject to certain customary affirmative as well as restrictive covenants, none of which it believes will affect its business or operations in any material respect. In addition, the bonds are subject to mandatory redemption, if the fair value of the Company’s collateralized assets falls below the outstanding loan balance. The Company’s collateral is recorded as restricted securities in the balance sheet. Restricted securities include highly liquid, marketable securities. At March 31, 2005, the Company’s indebtedness under this financing was approximately $4,144,000 due in equal monthly installments over the next 39 months. For the nine-month periods ended March 31, 2005 and 2004, the Company incurred interest expense of approximately $75,000 and $56,000, respectively. Interest and principal payments are due monthly.

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

In May 2004 and July 2004, Roche filed nullity actions in German and United Kingdom courts, respectively, challenging our patents relating to an improved method of disease therapy in combination with cytotoxic agents, wherein cytokines are used to prevent, mediate or reverse radiation-induced, drug-induced or antibody-induced toxicity, especially to hematopoietic cells. On December 1, 2004, the Company agreed to settle the United Kingdom patent litigation by surrendering the United Kingdom patent. In accordance with United Kingdom rules, Roche has made an application for payment of its attorney’s fees and other costs to the court. We have agreed on a resolution with Roche, which should be settled in the near future. The related charges for this litigation were included in the General and Administrative expenses in the previous quarter’s Statement of Operations. In the German action, the Company is defending the patent with amended claims and believes that it will prevail in such an action. No additional expense is anticipated relating to the litigation in Germany.

11. Subsequent Event

On April 29, 2005 the Company closed a private placement of 5% convertible senior notes due 2008 and common stock warrants, which raised total gross proceeds of $37.7 million. A portion of the proceeds received from the offering of the notes was used for payment of related fees and expenses and to retire $5 million principal amount of the 3.25% convertible senior notes due in January 2006, resulting in net proceeds of $30.3 million to the Company.

The 5% convertible senior notes mature three years from their date of issuance, are convertible into company common stock at an initial conversion rate of $2.62 per share and bear interest at the rate of 5% per annum. If a note is converted or cancelled prior to maturity, the holder will be paid on the date of conversion or cancellation any interest that would have otherwise been earned during the three-year term. For each $1,000 principal amount of notes purchased, purchasers were granted a warrant to purchase approximately 76.39 shares of common stock. The warrants may be exercised only after the share increase described below occurs. The warrants expire three years from the initial closing date and will be exercisable at $2.98 per share.

In addition to the funds raised in the offering, purchasers of the new notes and warrants were granted an option to purchase up to an additional 20% principal amount of notes and warrants during the 120 day period following the closing, which could result in additional gross proceeds to the Company of up to $7.535 million.

The new notes and warrants have not been registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Holders of the new notes, warrants and common stock issuable upon conversion of the new notes or exercise of the warrants may register their securities pursuant to a registration statement that the Company agreed to use its best efforts to file within 120 days and cause to be effective within 180 days of issue.

As soon as practicable, the Company intends to call a special meeting of its stockholders to request a 40 million share increase to its authorized common stock to include approximately 8.35 million additional shares required for conversion of all of the new notes and exercise of all of the warrants issued at the initial closing. The Company had available at the closing of the April 2005 offering approximately 8.92 million shares of unrestricted authorized common stock, including shares formerly reserved for conversion of the Company’s 3.25% convertible notes due 2006, which it has reserved for the conversion of the new notes; at the initial conversion rate, the Company requires approximately 17.27 million, or 8.35 million additional shares of unrestricted authorized common stock to convert the notes and permit the exercise of warrants issued in the initial closing (the Company may require additional shares for conversion of notes or exercise of options if investors exercise the 20% option described above).

The Company will escrow approximately $14.3 million of the proceeds of the April 2005 offering until it obtains shareholder approval and files an amended certificate of incorporation. Under the terms of indenture pursuant to which the notes were issued, the Company is required within 120 days of the initial closing to obtain shareholder approval to increase the Company’s authorized common stock by not less than 5.5 million shares or be subject to successive monthly increases in the debenture’s interest rate, subject to a maximum of a 15% annual interest rate. In addition, the Company is also subject to additional increases in interest rates up to an additional 2%, for a maximum of 17% annual interest rate, if the Company is unable to register the securities with the Securities and Exchange Commission.

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

In addition to our potential therapeutic discoveries, our proprietary technologies have also enabled us to develop highly specific diagnostic imaging agents, one of which, CEA-Scan®, is approved in the United States, Canada and the European Union, where it is currently being marketed for the detection of colorectal cancers. Our second diagnostic product, LeukoScan®, is approved in Europe, Australia, Canada and the Middle East where it is currently being marketed for the detection of bone infections. The sale of diagnostic imaging agents is not a critical part of our business; however, these diagnostic products provide revenues that offset a portion of our expenditures on our therapeutic product candidates. At present we are waiting for the approval of qualifying new lots from a new contract manufacturer for our LeukoScan® diagnostic product. It is highly likely we will be without this product for sale for a period of several months until the regulatory authorities approve the new lots. There can be no assurance that these qualifying lots of LeukoScan® will be approved by the regulatory authorities.

From inception in 1982 until March 31, 2005, we had an accumulated deficit of approximately $164.9 million and have never earned a profit in any fiscal year. We expect losses to continue as we continue to conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature or source of which cannot be predicted), we expect our operating losses are likely to be substantial over the next several years.

Research and Development

As of March 31, 2005, we employed 20 professionals in our research and development departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

On January 5, 2005 we received notice from the U.S. Food and Drug Administration (FDA) that we have been granted Fast Track Product designation for epratuzumab for the treatment of patients with moderate to severe systemic lupus erythematosus (SLE). A designated fast track drug may be considered for priority review, with a shortened review time, rolling admission and accelerated approval if applicable. As a result we anticipate an increase in research and development expenses, once additional financing is obtained in the coming quarters as we prepare for registration trials with epratuzumab in patients with SLE.

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

Three-Month Period Ended March 31, 2005 Compared to 2004

Revenues

Revenues for the three-month period ended March 31, 2005 were $1,089,000, as compared to $1,151,000 for the same period in 2004, representing a decrease of $62,000, or 5%. Product sales for the three-month period ended March 31, 2005 were $947,000, as compared to $1,054,000 for the same period in 2004, representing a decrease of $107,000, or 10% which was due to lower sales of diagnostic imaging products in Europe and the U.S. License fee and other revenues of $74,000 for the three-month period ended March 31, 2005 increased $20,000 from $54,000 for the same period in 2004 due to the increased fee received from one licensee. Research and development revenues for the three-month period ended March 31, 2005 were $67,000 as compared to $44,000 for the same period of 2004 due to the timing of grant programs.

Costs and Expenses

Total cost and expenses for the three-month period ended March 31, 2005 were $7,114,000, as compared to $6,650,000 for the same period in 2004, representing an increase of $464,000 or 7%. Research and development expenses for the three-month period ended March 31, 2005 were $5,765,000 as compared to $5,221,000 for the same period in 2004, representing an increase of $544,000 or 10%. This expense growth resulted primarily from increased spending for process validation, production activity for clinical trials as well as increased drug toxicity studies. Cost of goods sold for the three-month period ended March 31, 2005 was $218,000 as compared to $113,000 for the same period in 2004, an increase of $105,000 due in part to increased product costs and inventory loss adjustments resulting from quality control testing. Sales and marketing expenses for the three-month period ended March 31, 2005 decreased $76,000 from $354,000 to $278,000 for the same period in 2005, as a result of the decision to de-emphasize the diagnostic imaging product line. General and administrative costs were $853,000 for the three-month period ended March 31, 2005, a decrease of $109,000 from $962,000 for the same period of 2004, primarily due to lower legal expenses and timing of consulting fees.

Interest Income

Interest and other income of $81,000 for the three-month period ended March 31, 2005 decreased by $35,000 from $116,000 for the same period in 2004, primarily due to lower rates of return on investments and reduced amount of cash available for investments.

Interest Expense

Interest expense for the three-month periods ended March 31, 2005 and 2004, was approximately $110,000 and $82,000, respectively. The interest expense for the three-month period ended March 31, 2005 increased in connection with the issuance of $10,000,000 aggregate principal amount of convertible senior notes, which was completed in January 2004. See Note 8 to our consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Foreign Currency Transactions Gain (Loss)

Foreign currency transaction gain for the three-month period ended March 31, 2005 was $76,000 as compared to a gain of $13,000 for the same period in 2004. This increase resulted primarily from currency fluctuations between the dollar and the euro.

Operating Results

Net loss for the three-month period ended March 31, 2005 was $6,059,000 or $0.11 per share, as compared to $5,489,000, or $0.11 per share, for the same period in 2004. The increase of the net loss in 2005 as compared to the net loss in the comparable period in 2004 resulted primarily from increased research and development spending.

Nine-Month Period Ended March 31, 2005 Compared to 2004

Revenues

Revenues for the nine-month period ended March 31, 2005 were $3,204,000, as compared to $3,394,000 for the same period in 2004, representing a decrease of $190,000, or 6%. Product sales for the nine-month period ended March 31, 2005 were $2,806,000, as compared to $2,791,000 for the same period in 2004, representing an increase of $15,000, or 1% which was due to increased sales volume of diagnostic imaging products in Europe. License fee and other revenues of $263,000 decreased $197,000 from $460,000 in 2004, which included the last payment received under the development and licensing agreement with Amgen Inc. in the amount of $275,000. Research and development revenues for the nine-month period ended March 31, 2005 were $134,000 as compared to $144,000 for the same period of 2004, due to the timing of grant programs.

Costs and Expenses

Total cost and expenses for the nine-month period ended March 31, 2005 were $21,396,000 as compared to $19,587,000 for the same period in 2004, representing an increase of $1,809,000 or 9%. Research and development expenses for the nine-month period ended March 31, 2005 were $17,284,000 as compared to $15,727,000 for the same period in 2004, an increase of $1,557,000 or 10%. This expense growth resulted primarily from increased spending for process validation, production activity for clinical trials as well as increased drug toxicity studies. Cost of goods sold for the nine-month period ended March 31, 2005 was $544,000 (including a $47,000 increase to the inventory reserve and inventory loss adjustments from quality control testing), up from $385,000 for the same period in 2004. Sales and marketing expenses for the nine-month period ended March 31, 2005 decreased $260,000 from $963,000 to $703,000, a result of the continuing effort to de-emphasize the diagnostic imaging product line. General and administrative costs were $2,865,000 for the nine-month period ended March 31, 2005, an increase of $353,000 from $2,512,000 for the same period of 2004, primarily due to higher legal and personnel costs.

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

Interest Income

Interest and other income of $260,000 for the nine-month period ended March 31, 2005 decreased by $167,000 from $427,000 for the same period in 2004, primarily due to lower rates of return on investments and reduced amount of cash available for investments.

Interest Expense

Interest expense for the nine-month periods ended March 31, 2005 and 2004, was approximately $319,000 and $121,000, respectively. The interest expense for the nine-month period ended March 31, 2005 increased in connection with the issuance of $10,000,000 aggregate principal amount of convertible senior notes, which was completed in January 2004. See Note 8 to our consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Foreign Currency Transactions Gain (Loss)

Foreign currency transaction gain for the nine-month period ended March 31, 2005 was $44,000 as compared to a gain of $22,000 for the same period in 2004. This increase resulted primarily from currency fluctuations between the dollar and the euro.

Operating Results

Net loss for the nine-month period ended March 31, 2005 was $16,664,000 or $0.31 per share, as compared to $15,530,000, or $0.31 per share, for the same period in 2004, as increased research and development expenses were partially offset by the transactions relating to the settlement of the Cytogen, Inc. patent settlement discussed above.

Liquidity and Capital Resources

At March 31, 2005, we had working capital of $3,740,000, representing a decrease of $6,595,000 from our working capital balance of $10,335,000 at June 30, 2004. The net decrease in working capital resulted principally from the scheduled repayment of $5,000,000 of 3.25% convertible senior notes in January 2006 ($5,000,000 of which has been refinanced by the 5% convertible senior notes issued in April 2005, see below), the net loss allocable to common stockholders during the nine-month period ended March 31, 2005 of $16,664,000 and capital expenditures of $326,000. This was partially offset by the issuance of common stock in August 2004, which resulted in approximately $14,000,000 in net proceeds to the Company. Had $5 million of the 3.25% convertible senior notes due in January 2006 not been retired through the exchange for $5 million of the newly issued 5% convertible senior notes in April 2005, there would have been a working capital deficit of $1.3 million. Consequently, unless additional capital was raised the Company would not have had sufficient working capital to continue operations for an additional twelve months or to satisfy pending debt service requirements.

In April 2005 we completed a private placement for $37.7 million of 5% convertible senior notes due in 2008 and common stock warrants. These proceeds were used to retire $5 million principal amount and redeem the remaining $5 million principal amount of our 3.25% convertible senior notes then outstanding as well as provide funding for the Company to continue its development of its cancer and autoimmune disease therapeutics. A portion of the private placement proceeds ($14.3 million) will be held in escrow until we obtain shareholder approval to increase our authorized common stock to permit for the conversion of all of the notes and exercise of all of the warrants in the transaction. Under the terms of indenture pursuant to which the notes were issued, the Company is required within 120 days of the initial closing to obtain shareholder approval to increase the Company’s authorized common stock by not less than 5.5 million shares or be subject to successive monthly increases in the debenture’s interest rate, subject to a maximum of a 15% annual interest rate. In addition, the Company is also subject to additional increases in interest rates up to an additional 2%, for a maximum of 17% annual interest rate, if the Company is unable to register the securities with the Securities and Exchange Commission. Each investor participating in the offering was granted a 120-day option to purchase up to an additional 20% of the face amount of securities purchased in the initial phase, which may result in up to an additional $7.535 million of gross proceeds to the Company.

We believe this financing gives us flexibility by providing sufficient financial resources to conduct pivotal trials of our lead product candidate, epratuzumab, for the therapy of moderate to severe lupus, independently, while also offering us greater leverage to negotiate the best possible terms with potential global licensing partners. The granting of Fast Track status to epratuzumab by the U.S. FDA for the treatment of lupus will positively influence the timeline of our pivotal trials. We expect to start two Phase III lupus trials in the first half of the 2005 calendar year. The size and the cost of these trials will be similar to other ongoing trials of this nature. We expect that trial results will be available in about two years. We believe epratuzumab is well positioned competitively for the lupus market. The agency has not approved a new lupus drug for almost 40 years leaving lupus patients with few treatment options. We felt it imperative, therefore, both in terms of clinical trial timelines and our partnering opportunities, to secure the financing to continue our momentum.

At March 31, 2005, there was long-term debt of $4,144,000 through the New Jersey Economic Development Authority, and $5,000,000 of 3.25% convertible senior notes (which was due January 2006 but was subsequently exchanged for 5% convertible senior notes which are now due April 2008).

Our cash, cash equivalents and marketable securities amounted to $11,841,000 at March 31, 2005, representing a decrease of $1,638,000 from $13,479,000 at June 30, 2004. This decrease was attributable to the funding of operating expenses and capital expenditures, partially offset from the proceeds of the sale of common stock during the first quarter. The Company’s working capital and cash, cash equivalents and marketable securities has declined during fiscal year 2005 as a result of planned operating expenses and capital expenditures, offset in part by projected revenues from sales of our diagnostic imaging products in the United States and Europe. However, there can be no assurance as to the amount of revenues, if any, these imaging products will generate.

To date, we have not generated positive cash flow from operations, excluding the effects of the up-front payment received from Amgen in fiscal year 2001. Including the proceeds from the 5% convertible debt securities issued in April 2005, we believe that our existing working capital will be sufficient to meet our capital and liquidity requirements for the next twelve months. The Company is actively pursuing additional funding options, though there can be no assurance that we will be able to obtain additional capital when needed on acceptable terms, if at all.

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

With the recent approval from the FDA for Fast Track Product designation of epratuzumab for the treatment of patients with moderate to severe SLE, we will incur an increase in cash used in operations as compared to amounts used during the fiscal year ended 2004. We will require additional financing to complete our research and development programs for clinical trials of our product candidates and for regulatory filings, as well as to service our debt repayment commitments. However, this additional financing may not be available to us on terms we find acceptable, if at all, and the terms of such financing may cause substantial dilution to existing stockholders. If adequate funds are not available, we will be required to curtail significantly one or more of our research and development programs. If we obtain funds through collaborative partnerships, we may be required to relinquish rights to certain of our technologies or product candidates.

We are actively pursuing various financing alternatives as market conditions permit through additional debt or equity financings and through collaborative marketing and distribution agreements. We continue to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of our proprietary technologies. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. Please refer to the section “Factors That May Affect Our Business and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, which was filed with the Securities and Exchange Commission.

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility, a loan from the New Jersey Economic Development Authority used to fund the expansion of our facility and the issuance of our convertible senior notes. We have identified and quantified the significant commitments in the following table for the fiscal years ending June 30:

Payments Due by Period

(in thousands)

Contractual Obligation	2005	2006	2007	2008	2009	Thereafter	Total
Operating Lease(1)	$136	$545	$552	$556	$556	$9,098	$11,443
NJEDA Loan(2)	$332	$1,317	$1,301	$1,284	$—	$—	$4,234
Convertible Senior Notes(3)	$5,098	$250	$250	$5,208	$—	$—	$10,806

TOTAL	$5,566	$2,112	$2,103	$7,048	$556	$9,098	$26,483

(1)	Our operating lease for our Morris Plains, New Jersey facility expires in October 2021 and has a base annual rate of $545,000. The rent is fixed for the first five years, which commenced in November 2001, and increases every five years thereafter.
(2)	In May 2003, we obtained a loan for $6,376,000 at a variable interest rate through the New Jersey Economic Development Authority, repayable monthly in 60 equal installments.
(3)	In January 2004, we completed a $10,000,000 financing through the issuance of 3.25% convertible senior notes due January 12, 2006. The notes bear interest at a fixed annual rate of 3.25% to be paid semiannually in arrears in cash or stock at the Company’s option. In April 2005 one-half of the 3.25% convertible senior notes were retired with a portion of the proceeds received from the offering of $37.7 million of 5% convertible senior notes. The remaining $5 million of 3.25% convertible senior notes were exchanged for $5 million of 5% convertible senior notes which are due April 2008. The table above does not include the issuance of our $37.7 million 5% convertible senior notes.

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

Our holdings of financial instruments are comprised primarily of corporate debt securities and municipal bonds. All such instruments are classified as securities available for sale at March 31, 2005. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings also are exposed to the risks of changes in the credit quality of issuers. We typically invest in highly liquid debt instruments with fixed interest rates.

The table below presents the principal amounts of the restricted and unrestricted marketable securities and the related weighted-average interest rates by fiscal year of maturity for our investment portfolio as of March 31, 2005:

	2005	2006	2007	2008	2009	Total	Fair Value
	(in thousands)
Fixed rate	—	$4,396	$3,112	—	—	$7,508	$7,458
Average interest rate	—	2.95%	1.72%	—	—	2.45%	—

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

On May 19, 2004 and July 20, 2004, Roche filed nullity actions in German and United Kingdom courts, respectively, challenging our patents relating to an improved method of disease therapy in combination with cytotoxic agents, wherein cytokines are used to prevent, mediate or reverse radiation-induced, drug-induced or antibody-induced toxicity, especially to hematopoietic cells. On December 1, 2004, the Company agreed to settle the United Kingdom patent litigation by surrendering the United Kingdom patent. In accordance with United Kingdom legal rules, Roche has made an application for payment of its attorney’s fees and other costs to the court. We have agreed on a resolution with Roche, which should be settled in the near future. The related charges for this litigation were included in the General and Administrative expenses in the previous quarter’s Statement of Operations. In the German action the Company is defending the patent with amended claims and believes that it will prevail in such action. No additional expense is anticipated relating to the litigation in Germany.

There were no other legal proceedings nor any material developments during the fiscal quarter ended March 31, 2005 in any of the legal proceedings described in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

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

IMMUNOMEDICS, INC.

May 9, 2005	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer (Principal Executive Officer)

May 9, 2005	By:	/s/ Gerard G. Gorman
Gerard G. Gorman
Vice President, Finance, and Chief Financial Officer
(Principal Financial and Accounting Officer)