Form 10-K
period 2005-06-30
IMMUNOMEDICS INC
filed 2005-09-12
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005.

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

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☒    No  ☐

Indicate by check whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of December 31, 2004 was $144,366,536. The number of shares of the registrant’s common stock outstanding as of September 6, 2005 was 54,073,059.

Documents Incorporated by Reference:

Certain information required in Part III of this Annual Report on Form 10-K will be set forth in, and incorporated from the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2005.

PART I

Introduction

Immunomedics, Inc. (the “Company,” “we,” “our,” or “us”) is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled, or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. Our lead product candidate, epratuzumab, is currently in two pivotal Phase III trials for the treatment of patients with moderate and severe lupus. At present, there is no cure for lupus and no new lupus therapy has been approved in the U.S. in the last 40 years. We believe that our portfolio of intellectual property, which includes approximately 90 issued patents in the United States and more than 250 other issued patents worldwide, is essential to protecting our product candidates and technologies.

Therapeutic Product Candidates

We currently have antibody product candidates in clinical development targeting autoimmune diseases such as systemic lupus erythematosus (SLE) and Sjögren’s syndrome, B-cell non-Hodgkin’s lymphoma (NHL), and various solid tumors. All of our therapeutic product candidates are “humanized” antibodies, which means that the portion of the antibody derived from mouse (murine) DNA sequences is generally less than 10%.

We believe that each of our antibodies has therapeutic potential either when administered alone or when conjugated with therapeutic radioisotopes (radiolabeled), chemotherapeutics or other toxins to create unique and potentially more effective treatment options. The attachment of various compounds to antibodies is intended to allow the delivery of these therapeutic agents to tumor sites with greater precision than conventional radiation therapy or chemotherapeutic approaches. This treatment method is designed to reduce the total exposure of the patient to the therapeutic agents, which ideally minimizes debilitating side effects. We are currently focusing our efforts on unlabeled, or “naked” antibodies and antibodies conjugated with drugs or toxins, and on the use of radioisotopes, such as Yttrium-90, sometimes referred to as Y-90, and Iodine-131, sometimes referred to as I-131.

We also have a number of other product candidates that target solid tumors and hematologic malignancies and other diseases in various stages of pre-clinical development, although it is too early to assess which of these, if any, will merit further evaluation in clinical trials. In an effort to permit an effective use of our resources, our clinical development focus has been reduced to three different antibodies in a limited number of indications.

The table below summarizes the status of our current therapeutic product candidates in clinical development, which assumes we will obtain adequate financing to continue these trials of which there is no assurance:

Program and Product Candidate	Description/Target Antigen		Disease Indication	Development Status
CD22 Program: Epratuzumab
IMMU-103	Unlabeled antibody	CD22	Systemic lupus erythematosus (SLE)	Phase III clinical trials ongoing

			Non-Hodgkin’s lymphoma (NHL)	Phase II clinical trials completed

			Sjögren’s syndrome	Phase II clinical trial ongoing

IMMU-102	Y-90-labeled antibody	CD22	Non-Hodgkin’s lymphoma	Phase I/II clinical trials ongoing

CD20 Program
IMMU-106	Unlabeled antibody	CD20	Non-Hodgkin’s lymphoma	Phase I/II clinical trial ongoing

PAM4 Program
IMMU-107	Y-90-labeled antibody	PAM4	Pancreatic cancer	Phase I/II clinical trial ongoing

CD22 Program: Epratuzumab

Our most advanced therapeutic product candidate, IMMU-103, is an unlabeled humanized antibody which targets an antigen, known as CD22, found on the surface of B-lymphocytes, a type of white blood cells. Since B-lymphocytes are involved in the production of autoantibodies, we reasoned that epratuzumab might show activity in the treatment of autoimmune diseases by affecting B-cell levels and function. Our humanized CD22 antibody has been shown not to evoke any substantial anti-epratuzumab antibodies in NHL patients, even after repeated dosing, making it a potentially good candidate for treating patients with a chronic, autoimmune diseases.

In October 2004, updated clinical results of epratuzumab in patients with SLE were presented at the 68th annual scientific meeting of American College of Rheumatology/Association of Rheumatology Health Professionals. The objective of the open label, single-center study was to evaluate the safety, tolerability, lack of immunogenicity and early evidence of efficacy of epratuzumab, which was administered as a single agent every other week, for a total of four doses. A scoring system called BILAG (British Isle Lupus Assessment Group) was used to measure the level of disease activity in these patients prior to, and at several time points post administration of epratuzumab. Patients with mild to moderate SLE activity (defined by Global BILAG scores of 6-12 prior to treatment) were enrolled. A high BILAG score indicates increased disease activity.

SLE assessments after treatment demonstrated consistent clinical improvement, with decreased global BILAG scores for all fourteen enrolled patients compared to the pre-therapy scores. Specifically, nine out of fourteen patients (64%) had lowered their pre-treatment global BILAG scores by 50% or more, twenty-four hours post-therapy. Furthermore, six of the seven patients who had returned for their six-month check-up retained clinical benefit. In all patients, the treatment was well tolerated with infusions completed in about one hour, and no evidence of reactions or immunogenicity.

Based on these positive results, we submitted an application to the U.S. Food and Drug Administration (FDA) for Fast Track designation and in January 2005, received notice from the agency granting epratuzumab Fast Track Product designation for the treatment of patients with moderate and severe SLE. The fast track programs of the FDA are designed to facilitate drug development and to expedite the review of new drugs that are intended to treat serious or life threatening conditions, and that demonstrate the potential to address unmet medical needs. As such, the fast track designation allows for close and frequent interaction with the agency. A designated fast track drug may also be considered for priority review with a shortened review time, rolling submission and accelerated approval if applicable.

In May and June 2005, we initiated two pivotal Phase III clinical trials to further evaluate the safety and efficacy of epratuzumab for the treatment of patients with moderate and severe SLE. These pivotal trials are randomized, double-blinded, placebo-controlled, multi-center studies using the BILAG index to monitor and assess disease activity. The trials have been named “ALLEVIATE” or Alleviate Lupus Affliction with Epratuzumab and Validate its Autoimmune Safety and Efficacy. One trial, ALLEVIATE A, is for patients with severe SLE flares, and the second trial, ALLEVIATE B, is for patients with moderately active SLE. We anticipate completing the initial phase of these trials in approximately two years (June 2007), which assumes that we will have adequate financing to complete the trials.

SLE is a serious autoimmune disease affecting approximately 1.5 million Americans, according to the Lupus Foundation of America. In the U.S., women with SLE outnumber men by a ratio of nine to one, and 80% of female patients develop lupus between the ages of 15 and 45. At present, there is no cure for lupus and no new lupus drug has been approved in the U.S. for nearly 40 years. Lupus most often results in chronic inflammation and pain affecting various parts of the body, especially the skin, joints, blood, and kidneys. The disease can be serious and life threatening. Current treatments include corticosteroids, nonsteroidal anti-inflammatory drugs, immunosuppressives, and antimalarials.

A second autoimmune disease that we are evaluating with epratuzumab is Sjögren’s syndrome, a disease that currently affects between 2 to 4 million Americans. We presented results from our open-label, non-randomized, two-center Phase I/II trial in June, 2005, at the European League Against Rheumatism (EULAR) Annual European Congress of Rheumatology. Seventeen patients with primary Sjögren’s syndrome were enrolled in this study to assess feasibility, safety, and early evidence of efficacy. Over an eight-week period, patients received 360 mg/m2 of epratuzumab every two weeks for a total of four doses. Fourteen patients received all four infusions without reactions, with a median infusion time of fifty minutes. One patient discontinued the third infusion due to an acute infusion reaction, but completed the fourth infusion with no further reaction.

Patients reported improvements in their clinical signs and symptoms that include: dry eyes, dry mouth, fatigue, tender joints, tender points, tear and salivary flow. Specifically, twenty-four hours after the last treatment, symptomatic improvements ranging from 100% of patients experiencing tender joints to 33% of patients with salivary flow were observed. Moreover, when these patients were evaluated twelve weeks post therapy, 86% of patients who showed tender joints improvement retained clinical benefit, as did 20% of patients with increased salivary flow. Follow-up in these patients is ongoing.

Epratuzumab seems to show activity causing a mild decrease in the number of circulating B-lymphocytes, thus perhaps reducing the risk of infection. Consistent with our past clinical experience with the antibody, we have found a reduction of 50% to 60% in circulating B-cells in the patients enrolled in both the SLE and Sjögren’s syndrome trials. This data suggests that B-cell modulation may be the primary mechanism of action of epratuzumab, and that complete depletion of B-cells is not necessary to provide a clinical benefit.

Epratuzumab has also demonstrated good safety, tolerability, and clinical efficacy in more than 340 patients with non-Hodgkin’s lymphoma. Results from our clinical trials in patients with NHL have been published in The Journal of Clinical Oncology and Clinical Cancer Research.

While the clinical results to date have been encouraging, we are not able to determine when, if ever, epratuzumab will be approved for sale in the United States or anywhere else. Even if it is approved, there can be no assurance that it will be commercially successful or that we will ever receive revenues equal to our financial investment in this product candidate.

CD20 Program

Similar to CD22, CD20 is an antigen that is expressed on B-lymphocytes and lymphomas. Rituximab, a $1.8 billion drug for the therapy of NHL, is a chimeric antibody (comprised of one-third mouse and two-thirds human protein) that binds to the CD20 antigen. IMMU-106 is our humanized antibody (90-95% human and the remainder mouse) constructed of binding sites to CD20, which makes it very similar to rituximab in affinity and potency. IMMU-106 is currently in Phase I/II clinical trials in patients with NHL. We believe our Company is the first to bring a humanized CD20 antibody into clinical testing. We also believe that this humanized CD20 antibody may be less immunogenic than those with increased mouse protein, and therefore, may be more appropriate to use in patients where repeated dosing would be required, or patients with well preserved immune systems (e.g., patients with autoimmune diseases).

PAM4-Y-90 Program

PAM4 is our solid tumor therapeutic product candidate. It is a humanized monoclonal antibody highly specific for pancreatic cancer. Preclinical studies in mice with transplanted human pancreatic cancer have demonstrated that the antibody labeled with Y-90, IMMU-107, has activity by itself as well as in combination with gemcitabine, a radiosensitizing chemotherapeutic that is commonly used to treat this disease. In fact, the combination appeared to be more effective than either IMMU-107 or gemcitabine alone. A dose-escalation Phase I/II study is currently ongoing for patients with pancreatic cancer. We intend to also evaluate IMMU-107 in combination with gemcitabine in future clinical trials.

CEA Program

We have developed another solid tumor therapeutic product candidate that targets an antigen known as carcinoembryonic antigen, or CEA. The CEA antigen is abundant at the site of virtually all cancers of the colon and rectum, and is associated with many other solid tumors, such as breast and lung cancers. We are not currently conducting clinical trials with our CEA antibody, however, we are providing clinical supplies for an investigator-sponsored Phase II clinical trial in Germany, evaluating repeat dosing with IMMU-111 in patients with resected liver metastases of colorectal cancer.

IMMU-111, our I-131-labeled CEA antibody, has been tested in a single-center, Phase II trial in Europe in patients with proven metastatic colorectal cancer after surgical resection of their liver metastases. Twenty-three patients who underwent surgery for liver metastases of colorectal cancer received a dose of 40 – 60 mCi/m2 of IMMU-111. Safety, disease-free survival and overall survival were determined and compared retrospectively to similar control patients treated at the same institution and in a similar timeframe, but without receiving IMMU-111. At the 41st Annual Meeting of the American Society of Clinical Oncology in May 2005, we reported that, with a median follow-up of 64 months, median overall survival on 19 assessable patients from the first liver resection was 68.0 months vs. 31.0 months for the control group. Disease-free survival for IMMU-111 patients had a median of 18.0 months vs. 12.0 months for the controls. Five-year survival was 51.3% and 7.4% for the IMMU-111 and control groups, respectively. We believe that these initial results with IMMU-111 are encouraging, and will need to be confirmed in future prospectively randomized trials comparing those receiving IMMU-111 with patients receiving standard care.

IMMU-100, the unlabeled form, has completed a Phase I/II dose-escalation trial in patients with colorectal or breast cancer. This trial was performed to demonstrate the safety of administering repeated high doses of the unlabeled CEA antibody;, so that future trials could examine unlabeled antibody combined with chemotherapy in various solid tumors. This is because preclinical results suggested that this antibody is capable of enhancing the effects of certain cancer drugs. Currently, we have no clinical studies ongoing with the naked CEA antibody.

Our Y-90-labeled CEA antibody, IMMU-101, has completed two multicenter Phase I trials in patients with advanced colorectal or pancreatic cancer. Results from these studies, involving 15-18 patients each, showed tumor targeting, acceptable normal organ radiation doses, and defined the maximum tolerated dose for a single administration.

CD22-Y-90 Program

IMMU-102 (Y-90-labeled epratuzumab) is our radiolabeled CD22 antibody product candidate being evaluated in patients with NHL. Radioimmunotherapy (RAIT) combines the targeting power of monoclonal antibodies with the cell-damaging ability of localized radiation. When infused into a patient, these radiation-carrying antibodies circulate in the body until they locate and bind to the surface of specific cells, and then deliver their cytotoxic radiation more directly too the cells. This therapy, unlike chemotherapy, mainly selects cancer cells, has fewer side effects, and may be administered on an outpatient basis.

Current RAIT treatments for NHL such as tositumomab and ibritumomab tiuxetan are radiolabeled murine antibodies targeting the CD20 antigen on the surface of mature B-lymphocytes and B-lymphocyte tumors. Epratuzumab is a humanized monoclonal antibody that targets the CD22 antigen on B-lymphocytes. The internalizing property of epratuzumab is well suited for delivering radiation from the potent radioisotope, yttrium-90, selectively and locally to lymphoma cells that express the CD22 antigen. Moreover, because epratuzumab is humanized, IMMU-102 can potentially be administered to patients repeatedly in smaller doses than the regimens used by tositumomab and ibritumomab tiuxetan. Researchers found that splitting the dose over two or three fractions made it tolerable to patients while delivering higher radioactivity to tumor cells. We continue to evaluate IMMU-102 in a Phase I/II dose-escalation trial being conducted in Europe. This clinical trial is examining the safety and efficacy of IMMU-102 in patients with indolent or aggressive NHL who have had a relapse of disease following standard chemotherapy.

CD74 Program

CD74 is a rapidly internalizing type-II transmembrane chaperone molecule associated with MHC class II. It actively directs transport from the cell surface to an endosomal compartment and as such is a unique target for antibody-drug immunoconjugate therapy. We have observed high expression of CD74 in human non-Hodgkin’s lymphoma and multiple myeloma clinical specimens and cell lines, and have developed IMMU-115, a naked humanized antibody, targeting the CD74 antigen. In preclinical studies, IMMU-115 has demonstrated activity in animal models of non-Hodgkin’s lymphoma and multiple myeloma with doses as low as 25µg. Benefits were greater in the myeloma model, in which median survival time was increased more than 4.5-fold. Because the antibody has little or no toxicity, we are considering using higher doses or extended dosing to perhaps improve on these results in future studies.

IMMU-110 is the CD74 antibody conjugated with the cancer drug, doxorubicin. This antibody was chosen as our first drug immunoconjugate because of its rapid internalization into CD74-expressing cells. Preclinical in vitro results demonstrated that IMMU-110 binds specifically to CD74-expressing non-Hodgkin’s lymphoma and multiple myeloma cell lines with sub-nanomolar affinity, and produces a cytotoxicity level approaching that of free doxorubicin. No significant difference was observed between the drug immunoconjugate and the naked antibody in their pharmacokinetic and biodistribution profiles. In vivo efficacy studies in human NHL and multiple myeloma animal models, demonstrated that IMMU-110, given as a single injection, was efficacious with doses as low as 35µg and administration as late as ten days after tumor cell inoculation. Antibody-targeted selective delivery of anticancer drugs against antigens expressed on cancer cells can potentially improve the therapeutic index of anticancer drugs.

Diagnostic Imaging Products

We have transitioned our focus away from the development of diagnostic imaging products in order to accelerate the development of our therapeutic product candidates. Consistent with our de-emphasis on our diagnostic business, in the near future the Company will no longer commercialize CEA-Scan. LeukoScan will continue to be manufactured and commercialized by the Company in territories where regulatory approvals have been granted. Furthermore, as of June 30, 2005, research and development into diagnostic product candidates was no longer a material portion of our business.

CEA-Scan

The mouse monoclonal anti-CEA antibody fragment in CEA-Scan® is the diagnostic counterpart to IMMU-100, our humanized antibody described above. It is directed against CEA, which is an antigen associated with virtually all cancers of the colon and rectum as well as many other cancers. In the near future the Company will cease commercializing CEA-Scan® .

LeukoScan

LeukoScan® uses a mouse monoclonal antibody fragment that first targets and then binds to a type of white blood cell known as a granulocyte. These cells are associated with a potentially wide range of infectious and inflammatory diseases.

Research and Development Programs

We have historically invested heavily in our research and development programs, spending approximately $27,028,000, $21,934,000 and $18,175,000 on these programs during our fiscal years ended June 30, 2005, 2004 and 2003, respectively, and we intend to continue to commit as much or more in the future. The discussion above is a brief summary of our principal research and development programs as of August 29, 2005.

Other Antibody-Directed Therapy Approaches

Our majority owned subsidiary, IBC Pharmaceuticals, Inc. (“IBC”), has been working since 1999 on the development of novel cancer radiotherapeutics using patented pre-targeting technologies with proprietary, bi-specific antibodies. This pre-targeting technique involves the administration of an unlabeled antibody to the patient on day one, followed by the administration of a separate radionuclide or other therapeutic, conjugated to a peptide, a few days later. This delay permits the patient’s body to eliminate antibodies, which have not bound to the disease site and are therefore superfluous. A second recognition group is then attached, either to the radionuclide or therapeutic drug, such that the radionuclide or drug is localized to the antibody pre-targeted to the tumor site. Using such methods in pre-clinical human tumor models, target-to-blood uptake ratios of radionuclide have been improved by up to forty times compared to the use of antibodies radiolabeled in the conventional manner. While this advantage is somewhat offset by the greater complexity involved in multiple administration and timing of reagents, after achieving promising results from animal studies on this technology, we have decided to continue clinical studies in France using Iodine-131 as the therapeutic agent and a bi-specific antibody having our humanized anti-CEA antibody.

A Phase I clinical trial, which has defined the maximum tolerated dose of the I-131 peptide, and the optimal dose of the bispecific CEA antibody and the interval between the unlabeled chemically conjugated bispecific antibody and the labeled peptide, has been completed in France. Evidence of good tolerability and disease stabilization were reported for this trial at scientific meetings, including the June 2004 51st Annual Meeting of the Society of Nuclear Medicine. Based on the positive outcome of the Phase I study, a multicenter Phase II study in patients with medullary thyroid cancer (MTC) has been initiated and will be supported, assuming that there is adequate financing available to fund this trial. The primary objective of this study is to confirm feasibility and safety and assess efficacy in this rare disease with very limited therapeutic alternatives.

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

Peptides

During the past year, we continued to refine our proprietary methods for the radiolabeling of peptides with technetium-99m (Tc-99m) to the point where we are now capable of producing these peptides at clinical-scale levels using single-vial kits. These methods will be generally applicable to the preparation of radioconjugates and will enable rapid evaluation of different peptide-receptor systems. In related work, similar synthetic methods have also been used to prepare peptide conjugates that can be radiolabeled with Gallium-68 (Ga-68), Indium-111 and Yttrium-90, which are being applied to the bi-specific pre-targeting technology that is being developed through IBC. We believe that these developments may allow for the introduction of a new class of diagnostic imaging agents using both traditional gamma-emitting isotopes, such as Tc-99m, and positron-emitting isotopes, such as Ga-68, particularly since pre-targeting methods being developed with IBC are showing very high tumor/normal tissue ratios.

Patents and Proprietary Rights

Our Patents

We have accumulated a sizeable portfolio of patents and patent applications in the course of our business, which we believe constitutes a very valuable business asset. Some of these patents relate to our diagnostic imaging products and product candidates, while others relate to our therapeutic product candidates. Still others relate to our technologies and other discoveries for which no product candidate has yet been identified. While the issuance of a patent does not in itself assure us that our intellectual property rights will remain secure, we believe that we have taken all reasonable steps necessary to protect our technologies and inventions from misappropriation by others. As of August 29, 2005, this portfolio included approximately 90 issued U.S. patents. In addition, as of such date the portfolio included more than 250 issued foreign patents, with a number of U.S. and foreign patent applications pending.

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

Our Licenses

We have obtained licenses from various parties for rights to use proprietary technologies and compounds. Included in the foregoing discussion of patents is one U.S. patent and foreign counterparts, to which we have a right pursuant to an exclusive license granted by Dr. David M. Goldenberg, our Chairman and Chief Strategic Officer. We also have certain rights with respect to patents and patent applications owned by the Center for Molecular Medicine and Immunology, or CMMI, by virtue of a license agreement between CMMI and us. In addition, we have certain rights with respect to patents and patent applications assigned solely to the National Institutes of Health (“NIH”) or jointly to NIH and us, as well as with respect to certain patent applications assigned to the University of Massachusetts. We also acquired rights to patents and patent applications assigned or licensed to IBC by virtue of our acquisition of a controlling interest in IBC.

In July 1998, we signed a license agreement with Dako A/B to our worldwide patents for specific anti-CEA monoclonal antibodies, which Dako markets for in vitro use. In June 2002, we granted a non-exclusive license to Daiichi Pure Chemicals Co. under these patents, which included an up-front payment of $825,300. In addition, we recorded royalty income of $250,000, $183,000 and $265,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

It is our policy to vigorously defend our intellectual property rights where appropriate. Accordingly, at any time, and from time to time, we may be engaged in licensing discussions with other parties that we believe may be infringing our patents or other intellectual property rights.

Our Trademarks

The mark “IMMUNOMEDICS” is registered in the United States and 36 foreign countries and a European Community Trademark has been granted. Our logo is also registered in the United States and in two foreign countries. The mark “IMMUSTRIP” is registered in the United States and Canada. The mark “CEA-SCAN” is registered in the United States and 21 foreign countries, and a European Community

Trademark has been granted. The mark “LEUKOSCAN” is registered in the United States and 11 foreign countries, and a European Community Trademark has been granted. The mark “LYMPHOSCAN” is registered in the United States and nine foreign countries, and a European Community Trademark has been granted. The mark “CEA-CIDE” is registered in the United States and 14 foreign countries, and a European Community Trademark has been granted. The mark “LYMPHOCIDE” is registered in the United States, and a European Community Trademark has been granted. In addition, we have applied for registration in the United States for several other trademarks for use on products now in development or testing, and for corresponding foreign and/or European Community Trademarks for certain of those marks.

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

Strategic Partnering and Relationships

Amgen Inc.

On December 17, 2000, we entered into a Development and License Agreement (the “Amgen Agreement”) with Amgen Inc. (“Amgen”), whereby Amgen obtained exclusive rights to continue the clinical development and commercialization in North America and Australia of our unlabeled, or “naked,” CD22 antibody compound, epratuzumab, for the treatment of patients with non-Hodgkin’s lymphoma. We received an up-front payment of $18,000,000 that was recognized, beginning February 2001, as revenue of $750,000 per month over a period of 24 months.

On April 8, 2004, pursuant to a termination agreement between Amgen and us, Amgen returned all rights for epratuzumab, the humanized CD22 monoclonal antibody therapeutic we licensed to Amgen as part of the Amgen Agreement in December 2000, including rights to second generation molecules and conjugates. As part of the transaction, we issued to Amgen a five-year warrant to purchase 100,000 shares of our common stock at a price equal to $16.00 per share with an estimated value of $310,000, which was recorded as an expense in 2004. If epratuzumab is approved for commercialization in the United States for NHL therapy, we will be required to pay Amgen a milestone payment in the amount of $600,000. There are no other financial obligations between the parties as a result of the Amgen Agreement.

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

In 2005 the Company received a Phase I Grant Award from the National Institute of Health for a six-month period. The award is for $134,000 and is entitled “Tetravalent bispecific fusion antibody for immunotherapy”. The objectives of this Small Business Innovative Research (“SBIR”) investigation is to develop a tetravalent bispecific fusion protein derived from two different humanized antibodies against human CD22 and CD20, and to explore the potentials of utilizing this tetravalent bispecific antibody (bsAb) as a “single agent” for treatment of patients with B-cell cancers to further improve the efficacy, safety, and convenience of the combination therapy. In Phase I, the fusion bsAb will be engineered by recombinant technology and expressed in a mammalian cell line, and high-level bsAb-producing clones suitable for industrial scale production will be developed. In this preliminary stage of a new drug development, the physical, biochemical, and immunological properties of the recombinant bsAb will be thoroughly characterized. In addition, in vitro and in vivo characteristics of the bsAb against malignant B-cells will be evaluated.

In 2004 the Company received two Small Business Innovation Research Phase I Grant Awards from the National Cancer Institute, one for $86,000, and one for $100,000, each budgeted for a six-month period. The first award, entitled “Molecular Imaging by Affinity Enhancement PET “ will be applied to investigate the use of bispecific antibodies and gallium-68-radiolabeled bivalent peptides for specific targeting of disease and possible improved detection using positron emission tomography, or PET. The combination of bispecific antibodies with rapidly targeting and systemically clearing low molecular weight gallium-68-radiolabeled agents, married to the sensitivity of PET detection techniques, may lead to an entire new class of disease-specific imaging agents. The second award, entitled “Minimal Disease Radioimmunotherapy of Colorectal Cancer,” will be applied to study the potential treatment of colorectal cancer using a humanized, high affinity, anti-CEA humanized monoclonal antibody, hMN-14, and an intracellularly-trapped “residualizing” form of iodine-131 radionuclide. This iodine-131-radiolabeled antibody, produced using our proprietary radioiodination technology, is designed to solve the problem of in vivo deiodination associated with directly radioiodinated MAbs, and thereby deliver an enhanced dose of radiation to targeted tumor cells.

In October 2003, we entered into a research collaboration with Schering AG of Berlin, Germany, involving bispecific antibody, pretargeting technologies for cancer therapy being developed by IBC.

We also collaborate with numerous other academic and research centers. Our academic collaborators have included such institutions as the University of Nijmegen, The Netherlands; INSERM, Nantes, France; University of Göttingen, Germany; University of Marburg, Germany; New York Presbyterian Hospital – Cornell Medical College; University of Massachusetts; Fox Chase Cancer Center; and Brigham & Women’s Hospital-Harvard Medical School. We believe these ongoing research efforts will identify new and improved products and techniques for diagnosing and treating various cancers and infectious diseases.

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

The process of obtaining requisite FDA approval is costly and time consuming even in the best of circumstances. For a new human drug or biological product to be marketed in the United States, current FDA requirements include: (i) the successful conclusion of pre-clinical tests to gain preliminary information on the product’s safety; (ii) the filing with the FDA of an Investigational New Drug, or “IND,” to conduct human clinical trials for drugs or biologics; (iii) the successful completion of human clinical investigations to establish the safety and efficacy of the product candidate for its intended indication; and (iv) the filing and then acceptance and approval by the FDA of a New Drug Application, or “NDA,” for a drug product, or a Biological License Application, or “BLA,” for a biological product, in either case to allow commercial distribution of the drug or biologic.

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

To date, we have successfully obtained Orphan Drug designation for AFP-Scan, LymphoScan, CEA-Scan®, epratuzumab, PAM4 and labetuzumab. There can be no assurance, however, that our competitors will not receive approval of other different drugs or biologics for treatment of the diseases for which our products and product candidates are targeted.

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

Competition

Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors such as the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies. A number of companies, including Biogen Idec, Genentech, Glaxo SmithKline, Hoffmann-LaRoche, Human Genome Sciences, Ligand Pharmaceuticals, Millennium Pharmaceuticals, Protein Design Laboratories, Genmab, Medarex, Abgenix, Bristol-Myers Squibb and Schering AG, are engaged in the development of therapeutic autoimmune and oncology products. Many of these companies have significantly greater financial, technical and marketing resources than we do. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants. Our ability to compete successfully with other companies in the biopharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

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

We expect that our products under development and in clinical trials will address major markets within the cancer and autoimmune disease sectors. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete pre-clinical testing, clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price, availability of reimbursement, patent position, manufacturing capacity and capability, distribution capability and government action. We cannot assure you that we will be able to compete successfully in any of these areas, and our inability to compete would materially and adversely affect our business prospects.

Marketing, Sales and Distribution

At present we have only limited marketing and sale capabilities as we focus our efforts on developing our therapeutic product candidates. CEA-Scan® has been marketed and sold to physicians in the United States directly by our small internal sales force, which is focused on new customers in major medical centers. The Company does not intend to continue the manufacturing and commercialization activities related to CEA-Scan. The Company will continue to manufacture and market LeukoScan using our nuclear medicine technicians to work with our sales force and provide technical support directly to customers. We also have agreements with third parties to market LeukoScan® that provide customer support and distribution of the products.

Our European operations are headquartered in Darmstadt, Germany. We have also established sales representation in most major European markets. We service other markets through the appointment of local organizations that provide sales and marketing support as well as local product redistribution. In October 2001, we entered into a Distribution Agreement with Logosys Logistik GmbH. Under this agreement, Logosys packages and distributes LeukoScan® and CEA-Scan® in the European Union since January 2002, and will continue to package and distribute LeukoScan after our commercialization activities on CEA-Scan have been discontinued. We will continue to evaluate future arrangements and opportunities with respect to other products we may develop in order to optimize our profits and our distribution, marketing and sales capabilities.

Manufacturing

We have completed the construction of a large-scale bioreactor facility at our Morris Plains, New Jersey, location. This facility will be used for the production of all of our therapeutic product candidates for clinical trials, and potentially in commercial quantities as well. We are continuing the process validation, involving the production of antibodies for current and future clinical trials.

We have historically manufactured CEA-Scan® and LeukoScan® for commercial sale at our facility in Morris Plains. We also perform antibody processing and purification of all our therapeutic product candidates at this facility. We have scaled-up our antibody purification and fragmentation manufacturing processes for our diagnostic imaging agents to permit us to produce commercial levels of product. Our purification area consists of four independent antibody-manufacturing suites, several support areas, and quality control laboratories. The Committee on Proprietary Medicinal Products of the European Commission approved the manufacturing facility and product manufacturing processes for LeukoScan and CEA-Scan in May 1998. The FDA approved the facility and processes for CEA-Scan® in December 1998.

Reliance on Third Parties

Certain end-stage portions of the manufacturing process for CEA-Scan® and LeukoScan® were performed under a manufacturing agreement with SP Pharmaceuticals. This arrangement was terminated in December 2002. We are currently in the process of validating our end-stage manufacturing processes at a new manufacturing source for LeukoScan.

We currently rely on third parties to supply raw materials and to perform certain end-stage portions of the manufacturing process for our diagnostic imaging products, CEA-Scan® and LeukoScan®. We do not currently have the resources necessary to perform these processes, and if our third party suppliers were to become unwilling or unable to do so for any reason, we would be unable to deliver these products to customers until we entered into an agreement with another qualified manufacturer. This could cause substantial delays in customer deliveries and adversely affect our results of operations.

On June 1, 2005 we entered into an agreement with PPD Development LP (“PPD”), a clinical research organization, to administer the Phase III clinical trials for SLE. The clinical trials are expected to operate over a period of approximately three years. The initial phase of the two clinical trials is expected to generate analytical data from the studies in approximately two years.

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

CEA-Scan® and certain of our other imaging agents are derived from the fluids produced in mice. Regulatory authorities, particularly in Europe, have expressed concerns about the use of these fluids for the production of monoclonal antibodies. These regulatory authorities may determine that our quality control procedures for these products are inadequate. In the event we have to discontinue the use of mouse fluids, we may not have the resources at the time to acquire the necessary manufacturing equipment and expertise that we will need to make the changes in our development programs.

Employees

As of August 29, 2005, we employed 118 persons on a full-time basis, of whom 24 were in research and development departments, 17 of whom were engaged in clinical research and regulatory affairs, 54 of whom were engaged in operations and manufacturing and quality control, and 23 of whom were engaged in finance, administration, sales and marketing. Of these employees, 24 hold M.D., Ph.D. or other advanced degrees. We believe that while we have been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel continues to be intense and there can be no assurance that we will continue to be able to attract and retain the professionals we will need to grow our business. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employees is excellent.

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

Our reports that have been filed with the Securities and Exchange Commission (“SEC”) are available on our website free of charge, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3,4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Copies of this Annual Report on Form 10-K may also be obtained without charge electronically or by paper by contacting Investor Relations, Immunomedics, Inc., 300 American Road, Morris Plains, New Jersey 07950 or by calling (973) 605-8200.

In addition, we make available on our website (i) the charters for the committees of the Company’s Board of Directors, including the Audit Committee, Compensation Committee and Nominating and Board Governance Committee, and (ii) the Company’s Code of Business Conduct and Ethics (the “Code of Ethics”) governing its directors, officers and employees. Within the time period required by the SEC, we will post on our website any modifications to the Code of Ethics, as required by the Sarbanes-Oxley Act of 2002.

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

Factors That May Affect Our Business and Results of Operations

Our business is subject to certain risks and uncertainties, each of which could materially adversely affect our business, financial condition, cash flows and results of operations.

Risks Relating to Our Business, Operations and Product Development

We have a long history of operating losses and it is likely that our operating expenses will continue to exceed our revenues for the foreseeable future.

We have incurred significant operating losses since our formation in 1982, and have never earned a profit since that time. As of June 30, 2005, we had an accumulated deficit of approximately $175.0 million, including net losses of $26,758,000 and $22,355,000 for the years ended June 30, 2005 and 2004, respectively. The only significant revenue we have earned to date has come from the limited sale of our two diagnostic imaging products in Europe and, to a lesser degree, the United States, and the licensing of our lead therapeutic product candidate, epratuzumab, to Amgen in 2001. Our agreement with Amgen was terminated in April, 2004. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic products and focus on our therapeutic pipeline. We have never received revenue from the commercialization of any therapeutic product. We expect to continue to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we fail in our attempts to develop commercially viable therapeutic products, it is likely that we will never achieve significant revenues or become profitable, either of which would seriously jeopardize our ability to continue as a going concern.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our research and development efforts.

We do not believe we will have adequate cash at our current expected spending level to fund our research and development programs through the next twelve months. We will require additional financial resources after we utilize our current liquid assets in order to continue our research and development programs as is currently budgeted for fiscal year 2006. We are actively pursuing various financing alternatives as market conditions permit through additional debt or equity financings and through collaborative marketing and distribution agreements. We continue to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of our proprietary technologies. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. If we are unable to raise additional funding in the near term, we will curtail certain programs and implement cost savings programs in order for us to continue our operations at least through the 2006 fiscal year.

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

Clinical trials involve the administration of a product candidate to patients who are already extremely ill, making patient enrollment often difficult and expensive. Moreover, even in ideal circumstances where the patients can be enrolled and then followed for the several months or more required to complete the study, the trials can be suspended, terminated or otherwise fail for any number of reasons, including:

•	later-stage clinical trials may raise safety or efficacy concerns not readily apparent in earlier trials;

•	unforeseen difficulties in manufacturing the product candidate in compliance with all regulatory requirements and in the quantities needed to complete the trial may be cost-prohibitive;

•	during the long trial process, alternative therapies may become available which make further development of the product candidate impracticable; and

•	if we are unable to obtain the additional capital we need to fund all of the clinical trials we foresee, we may forced to cancel or otherwise curtail some important trials.

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

In order to become a profitable biopharmaceutical company, we will need to raise significant amounts of additional capital. Because it can be difficult for a small-cap company like ours to raise equity capital on acceptable terms, we cannot assure you that we will be able to obtain the necessary capital when we need it, or on acceptable terms, if at all.

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•	Approximately $237.0 million from the public and private sale of our debt and equity securities through June 30, 2005;

•	$18.0 million from Amgen under our epratuzumab licensing agreement, which was terminated in 2004; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

We will need to obtain additional funds for our research and development programs through the next twelve months or we will be required to curtail existing programs or incur other significant cost savings programs. We intend to continue expending substantial capital on our research and development programs if funding levels permit. We will need to raise still additional capital in order to obtain the necessary regulatory approvals and then commercialize our future therapeutic products. Our capital requirements are dependent on numerous factors, including:

•	the rate at which we progress our research programs and the number of product candidates we have in pre-clinical and clinical development at any one time;

•	the cost of conducting clinical trials involving patients in the United States, Europe and possibly elsewhere;

•	our need to establish the manufacturing capabilities necessary to produce the quantities of our product candidates we project we will need;

•	the time and costs involved in obtaining FDA and foreign regulatory approvals;

•	the cost of first obtaining, and then defending, our patent claims and other intellectual property rights; and

•	our ability to enter into licensing and other collaborative agreements to help off-set some of these costs.

We do not believe we will have adequate cash resources to fund our operations for the next twelve months without curtailing our planned research and development programs or incurring other significant cost savings programs. There may be additional cash requirements for many reasons, including, but not limited to, changes in our research and development plans, the need for unexpected capital expenditures or costs associated with any acquisitions of other businesses, assets or technologies that we may choose to undertake. If we deplete our existing capital resources, we will be required to either obtain additional capital quickly, or else significantly reduce our operating expenses and capital expenditures, either of which could have a material adverse effect on us.

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

The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Biogen Idec, Genentech, Glaxo SmithKline, Hoffmann-LaRoche, Human Genome Sciences, Ligand Pharmaceuticals, Millennium Pharmaceuticals, Protein Design

Laboratories, Genmab, Medarex, Abgenix, Bristol-Myers Squibb and Schering AG, are engaged in the development of therapeutic autoimmune and oncology products. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies.

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

In addition to laws and regulations enforced by the FDA, we are also subject to regulation under various other foreign, federal, state and local laws and regulations. Our manufacturing and research and development programs involve the controlled use of viruses, hazardous materials, chemicals and various radioactive compounds. The risk of accidental contamination or injury from these materials can never be completely eliminated, and if an accident occurs we could be held liable for any damages that result, which could exceed our available resources.

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

We are heavily dependent upon the talents of Dr. Goldenberg, our Chief Strategic Officer and Ms. Sullivan, our President and Chief Executive Officer, as well as certain other key personnel. If Dr. Goldenberg, Ms. Sullivan or any of our other key personnel were to unexpectedly leave our company, our business and results of operations could be materially and adversely affected. In addition, as our business grows we will need to continue to attract additional management and scientific personnel. Competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and we may not be successful in our recruitment efforts. If we are unable to attract, motivate and retain qualified professionals, our operations could be materially and adversely affected.

Certain potential for conflicts of interest, both real and perceived, exist which could result in expensive and time-consuming litigation.

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Strategic Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, and certain companies with which we do business, including the Center for Molecular Medicine and Immunology, also known as the Garden State Cancer Center, or CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. In fiscal year 2005, we reimbursed CMMI a total of $3,000 for research activities conducted on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our Company also have responsibilities to both CMMI and us.

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

Given that autoimmune and cancer therapeutics such as the ones we are developing can cost upwards of $20,000 per treatment, even if our product candidates become available for sale it is likely that federal and state governments, insurance companies and other payers of health care costs will try to first limit the use of these drugs to certain patients, and may be reluctant to provide a level of reimbursement that permits us to earn a significant profit on our investment, if any.

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

Risks Related to Government Regulation of our Industry

We and our industry are subject to intense regulation from the U.S. Government and such other governments and quasi-official regulatory bodies where our products are and product candidates may be sold.

These governmental and other regulatory risks include:

•	Clinical development is a long, expensive and uncertain process, delay and failure can occur at any stage of our clinical trials;

•	Our clinical trials are dependent on patient enrollment and regulatory approvals, we do not know whether our planned trials will begin on time, or at all, or will be completed on schedule or at all;

•	The FDA or other regulatory authorities do not approve a clinical trial protocol or place a clinical trial on hold;

•	If the clinical development process is completed successfully, our ability to derive revenues from the sale of therapeutics will depend on our first obtaining FDA or other comparable foreign regulatory approvals, each of which are subject to unique risks and uncertainties;

•	There is no assurance that we will receive FDA or corollary foreign approval for any of our product candidates for any indication; we are subject to government regulation for the commercialization of our product candidates;

•	We have not received regulatory approval in the United States or any foreign jurisdiction for the commercial sale of any of our product candidates; and

•	We may be liable for contamination or other harm caused by hazardous materials used in the operations of our business.

Risks Related to Our Securities

Our common stock may be delisted from the NASDAQ National Market System (“NASDAQ NMS”).

On April 29, 2005, qualified institutional buyers and institutional accredited investors purchased from us $37,675,000 million principal amount of our 5% Senior Convertible Notes due May 1, 2008 (“5% Notes”) and related common stock purchase warrants to acquire 2,878,144 shares of common stock (“Warrants”) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). In June 2005 we were notified by the staff of the NASDAQ that our common stock will be delisted from trading on the NASDAQ NMS because the staff believes that we violated shareholder approval rules when we sold the 5% Notes and related Warrants. On August 19, 2005, at a special meeting of our shareholders we obtained the authorization to increase the number of shares of common stock authorized under our certificate of incorporation by 40 million shares and to issue shares of common stock upon conversion of the 5% Notes and exercise of the Warrants. On September 6, 2005, we received a letter from NASDAQ notifying us that the NASDAQ Listing and Qualifications Panel (“Panel”) has ruled in favor of the Company and as a result, Immunomedics, Inc. will remain listed on the NASDAQ NMS. The NASDAQ Listing and Hearing Review Council may on its own motion, determine to review the Panel decision within 45 calendar days after the issuance of the written decision. If the Listing Counsel determines to review the decision, it may affirm, modify, reverse, dismiss or remand the decision of the Panel.

If there is an unfavorable decision by the Listing Council, we may not be able to persuade NASDAQ to continue to list our common stock on the NASDAQ NMS. We therefore have explored with the American Stock Exchange (“AMEX”) the potential for transferring the listing of our common stock to the AMEX. We are continuing to pursue our application to list our common stock on the AMEX, which we filed with the AMEX on June 3, 2005. There is no assurance that our listing application will be approved by the AMEX or that, if it is approved, such approval will be obtained before the effective date of the delisting of our common stock from the NASDAQ NMS.

If the bid price of our common stock falls below $1.00 for an extended period, or we are unable to continue to meet NASDAQ’s listing maintenance standards for any other reason, our common stock could be delisted from the NASDAQ NMS. In recent months, the bid price on our common stock has been below $2.00.

If our common stock is not listed on the NASDAQ NMS or AMEX, we may face the following additional consequences:

•	We may have to repurchase the 5% Notes in satisfaction of the holders’ rights to require that we repurchase these securities on or after January 15, 2007 for 100% of the principal amount plus unpaid accrued interest to the repurchase date. We cannot assure you that we would have sufficient funds to repurchase the 5% Notes if they were all put to us as described in this paragraph. In that event, we would be in default under the related indenture, which could give rise to an Event of Default thereunder and possibly to cross-defaults or cross-accelerations to other agreements.

•	As a result of the above, we would have less cash (possibly an insufficient amount) to fund the ongoing clinical trials of our product candidates, and to find any of our other operations at that time.

•	The delisting of our common stock from the NASDAQ NMS may negatively affect our chance of being accepted for listing on the AMEX. Even if our listing application with the AMEX is accepted, we cannot assure you of the timing of that acceptance.

If our stock is not accepted for listing on either the NASDAQ NMS or the AMEX, we will make every possible effort to have it listed on the “OTC Bulletin Board”. If our Common Stock were to be traded on the OTC Bulletin Board, the Securities Exchange Act of 1934, as amended, and related SEC rules would impose additional sales practice requirements on broker-dealers that sell our securities. These rules may adversely affect the ability of stockholders to sell our common stock and otherwise negatively affect the liquidity, trading market and price of our common stock.

If our common stock would not be able to be traded on the OTC Bulletin Board, we would make every effort to have it available for trading on the National Quotation Bureau’s “Pink Sheets”. The Pink Sheets market consists of security firms who act as market makers in the stocks, usually, of very small companies. The bid and asked prices are not quoted electronically, but are quoted daily in “hard copy” which is delivered to firms that subscribe. Stocks that trade in the Pink Sheets are usually not as liquid as those that trade in electronic markets and, often time, the difference between the bid and the asked prices are substantial. As a result, if our common stock were traded on the Pink Sheets, there would likely be a further negative affect on the liquidity, trading market and price of our common stock even compared to that we might suffer if we were traded on the OTC Bulletin Board.

As a result of the above, we cannot assure you that our common stock will be listed on a national securities exchange, a national quotation service, the OTC Bulletin Board or the Pink Sheets or, if it is to be listed, whether or not there would be an interruption in the trading of our common stock. We believe that the listing of our stock on a recognized national trading market, such as the NASDAQ NMS or the AMEX, is an important part of our business and strategy. Such a listing helps our stockholders by providing a readily available trading market with current quotations. Without that, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded it by other parties. In that regard, listing on a recognized national trading market will also affect the company’s ability to benefit from the use of its operations and expansion plans, including for use in licensing agreements, joint ventures, the development of strategic relationships and acquisitions, which are critical to our business and strategy and none of which is currently the subject of any agreement, arrangement or understanding, with respect to any future financing or strategic relationship it may undertake. The delisting from NASDAQ NMS and the inability to become listed on the AMEX would result in negative publicity and would negatively impact our ability to raise capital in the future.

If we were delisted from the NASDAQ NMS, and fail to list on the AMEX, we may become subject to the trading complications experienced by “Penny Stocks” in the over-the-counter market.

Delisting from the NASDAQ NMS and failure to list on the AMEX may depress the price of our common stock such that we may become a penny stock. The SEC generally defines a penny stock as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share. “Penny Stock” rules require, among other things, that any broker engaging in a purchase or sale of our securities provide its customers with: (i) a risk disclosure document, (ii) disclosure of market quotations, if any, (iii) disclosure of the compensation of the broker and its salespersons in the transaction and (iv) monthly account statements showing the market values of our securities held in the customer’s accounts.

A broker would be required to provide the bid and offer quotations and compensation information before effecting the transaction. This information must be contained on the customer’s confirmation. Generally, brokers are less willing to effect transactions in penny stocks due to these additional delivery requirements. These requirements may make it more difficult for stockholders to purchase or sell our Common Stock. Because the broker, not us, prepares this information, we would not be able to assure that such information is accurate, complete or current.

Conversion of the 5% Notes and exercise of the Warrants will dilute the ownership interest of existing stockholders and could adversely affect the market price of our common stock.

The conversion of some or all of the 5% Notes and Warrants will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion and exercise could adversely affect prevailing market prices of our common stock. In addition, the existence of the 5% Notes and Warrants may encourage short selling by market participants.

Our 5% Notes and Warrants have full-ratchet anti-dilution protection which will cause additional dilution to stockholders if triggered.

The conversion price of the 5% Notes and exercise price of the Warrant are subject to adjustment for issuances of common stock and common stock equivalents at prices less than the applicable conversion price and exercise price, respectively, which means such conversion and exercise prices are automatically reduced to the lower price. In the event the anti-dilution protections of the 5% Notes and Warrants are triggered, stockholders would suffer immediate dilution.

Our indebtedness and debt service obligations may adversely affect our cash flow.

As of June 30, 2005, our debt service obligation on the 5% Notes was $37.675 million. We intend to fulfill our current debt service obligations, including repayment of the principal from cash generated by our operations and from our existing cash and investments, as well as the proceeds from potential licensing agreements and additional financing from equity or debt transactions. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our current debt service obligations, including repayment of the principal, we may have to delay or curtail research and development programs.

We may add additional lease lines to finance capital expenditures and may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further.

Our indebtedness could have significant additional negative consequences, including, but not limited to:

•	requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

We may not have the ability to raise the funds necessary to finance any required redemptions of our outstanding 5% Notes, which might constitute a default by us.

If a Designated Event (as the term is defined in the Indenture under which the 5% Notes were issued) occurs prior to maturity, we may be required to redeem all or part of the 5% Notes. We may not have enough funds to pay the redemption price for all tendered 5% Notes. Although the indenture governing the 5% Notes allows us in certain circumstances to pay the applicable redemption prices in shares of our common stock, if a Designated Event were to occur, we may not have sufficient funds to pay the redemption prices for all the 5% Notes tendered.

We have not established a sinking fund for payment of our outstanding 5% Notes, nor do we anticipate doing so. In addition, any future credit agreements or other agreements relating to our indebtedness may contain provisions prohibiting redemption of our outstanding 5% Notes under certain circumstances, or expressly prohibit our redemption of our outstanding 5% Notes upon a Designated Event or may provide that a Designated Event constitutes an Event of Default under that agreement. If a Designated Event occurs at a time when we are prohibited from purchasing or redeeming our 5% Notes, we could seek the consent of our lenders to redeem our outstanding 5% Notes or attempt to refinance this debt. If we do not obtain consent, we would not be permitted to purchase or redeem our outstanding 5% Notes, including the offered 5% Notes. Our failure to redeem tendered 5% Notes would constitute an Event of Default under the Indenture, which might constitute a default under the terms of our other indebtedness. As a result, we may not be able to fulfill our obligations under the 5% Notes and our stockholders could lose all or part of their investment.

Shares eligible for future sale may adversely affect our ability to sell equity securities.

Sales of our common stock (including the issuance of shares upon conversion of convertible debt) in the public market could materially and adversely affect the market price of shares. We have outstanding $37.675 million principal amount of 5% Senior Convertible Notes that convert to common stock at prices equivalent to $2.62 (subject to adjustment for certain dilutive events). Our obligation to convert the 5% Notes upon demand by the holders may depress the price of our common stock and also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate.

As of August 29, 2005 we had 54,073,059 shares of common stock outstanding, plus (1) $37.675 million of principal amount of 5% Notes convertible into up to approximately 14,379,771 shares of common stock at the conversion rate of $2.62 subject to adjustment based on the anti-dilution provison, (2) 5,556,650 options to purchase shares of common stock with a weighted-average exercise price of $8.19 per share and (3) warrants to purchase 3,128,144 shares of common stock with a weighted-average exercise price of $6.37. Of the shares outstanding, 31,628,151 shares of common stock are freely tradable without restriction. All of the remaining 1,234,225 shares are restricted from resale, except pursuant to certain exceptions under the Securities Act of 1933, as amended (the “Securities Act”).

Our outstanding convertible notes, options and warrants may adversely affect our ability to consummate future equity-based financings due to the dilution potential to future investors.

Due to the number of shares of common stock we are obligated to issue pursuant to outstanding convertible notes, options and warrants, potential investors may not purchase our future equity offerings at market price because of the potential dilution such investors may suffer as a result of the exercise of the outstanding convertible notes, options and warrants.

Our outstanding 5% Notes and related Warrants may adversely affect our ability to consummate future equity-based financings due to the restrictive covenants contained in the Indenture pursuant to which the 5% Notes were issued and Warrant Agreement under which the Warrants were issued.

Holders of our 5% Notes have certain rights that may inhibit our ability to raise additional capital. Those rights include (a) full-ratchet anti-dilution protection in the event we sell securities at a price lower than the applicable conversion or exercise price of the 5% Notes or Warrants and (b) the right to pro rata participation in any future financing.

The market price of our common stock has fluctuated widely in the past, and is likely to continue to fluctuate widely based on a number of factors, many of which are beyond our control.

The market price of our common stock has been, and is likely to continue to be, highly volatile. Furthermore, the stock market generally and the market for stocks of relatively small biopharmaceutical companies like ours have from time to time experienced, and likely will again experience, significant price and volume fluctuations that are unrelated to actual operating performance.

From time to time, stock market analysts publish research reports or otherwise comment upon our business and future prospects. Due to a number of factors, we may fail to meet the expectations of securities analysts or investors and our stock price would likely decline as a result. These factors include:

•	a decision by the NASDAQ Listing Council to revise the decision by the NASDAQ Panel which allows Immunomedics to continue to be listed on the NASDAQ NMS or to transfer its listing to the AMEX;

•	announcements by us, any future alliance partners or our competitors of clinical results, technological innovations, product sales, new products or product candidates and product development timelines;

•	the formation or termination of corporate alliances;

•	developments or disputes concerning our patent or other proprietary rights, and the issuance of patents in our field of business to others;

•	government regulatory action;

•	period-to-period fluctuations in the results of our operations; and

•	developments and market conditions for emerging growth companies and biopharmaceutical companies, in general.

In addition, Internet “chat rooms” have provided forums where investors make predictions about our business and prospects, oftentimes without any real basis in fact, that readers may trade on.

In the past, following periods of volatility in the market prices of the securities of companies in our industry, securities class action litigation has often been instituted against those companies. If we face such litigation in the future, it would result in substantial costs and a diversion of management’s attention and resources, which could negatively impact our business.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of June 30, 2005, Dr. Goldenberg, our Chairman and Chief Strategic Officer, together with certain members of his family including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 16.8% of our common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

We are also subject to Section 203 of the Delaware General Corporation Law (“DGCL”), which prohibits us from engaging in a business combination with any “interested” stockholder (as defined in Section 203 of the DGCL) for a period of three years from the date the person became an interested stockholder, unless certain conditions are met.

There are limitations on the liability of our directors, and we may have to indemnify our officers and directors in certain instances.

Our certificate of incorporation limits, to the maximum extent permitted under Delaware law, the personal liability of our directors for monetary damages for breach of their fiduciary duties as directors. Our bylaws provide that we will indemnify our officers and directors and may indemnify our employees and other agents to the fullest extent permitted by law. These provisions may be in some respects broader than the specific indemnification provisions under Delaware law. The indemnification provisions may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified and to obtain directors’ and officers’ insurance. Section 145 of the Delaware General Corporation Law provides that a corporation may indemnify a director, officer, employee or agent made or threatened to be made a party to an action by reason of the fact that he or she was a director, officer, employee or agent of the corporation or was serving at the request of the corporation, against expenses actually and reasonably incurred in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. Delaware law does not permit a corporation to eliminate a director’s duty of care and the provisions of our certificate of incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director’s breach of the duty of care.

We believe that our limitation of officer and director liability assists us to attract and retain qualified employees and directors. However, in the event an officer, a director or the board of directors commits an act that may legally be indemnified under Delaware law, we will be responsible to pay for such officer(s) or director(s) legal defense and potentially any damages resulting therefrom. Furthermore, the limitation on director liability may reduce the likelihood of derivative litigation against directors, and may discourage or deter stockholders from instituting litigation against directors for breach of their fiduciary duties, even though such an action, if successful, might benefit us and our stockholders. Given the difficult environment and potential for incurring liabilities currently facing directors of publicly-held corporations, we believe that director indemnification is in our and our stockholders’ best interests because it enhances our ability to attract and retain highly qualified directors and reduce a possible deterrent to entrepreneurial decision-making.

Nevertheless, limitations of director liability may be viewed as limiting the rights of stockholders, and the broad scope of the indemnification provisions contained in our certificate of incorporation and bylaws could result in increased expenses. Our board of directors believes, however, that these provisions will provide a better balancing of the legal obligations of, and protections for, directors and will contribute positively to the quality and stability of our corporate governance. Our board of directors has concluded that the benefit to stockholders of improved corporate governance outweighs any possible adverse effects on stockholders of reducing the exposure of directors to liability and broadened indemnification rights.

We are exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act.

The Sarbanes-Oxley Act requires that we maintain effective internal controls over financial reporting and disclosure controls and procedures. Among other things, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 requires substantial accounting expense and significant management efforts. Our testing, or the subsequent review by our independent registered public accounting firm, may reveal deficiencies in our internal controls that would require us to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the NASDAQ National Market System (“NASDAQ NMS”) or other regulatory authorities that would require additional financial and management resources and could adversely affect the market price of our common stock.

We may pay vendors in stock as consideration for their services; this may result in stockholder dilution, additional costs and difficulty retaining certain vendors.

In order for us to preserve our cash resources, we may in the future pay vendors, including alliance partners, in shares, warrants or options to purchase shares of our common stock rather than cash. Payments for services in stock may materially and adversely affect our stockholders by diluting the value of outstanding shares of our common stock. In addition, in situations where we agree to register the shares issued to a vendor, this will generally cause us to incur additional expenses associated with such registration. Paying vendors in shares, warrants or options to purchase shares of common stock may also limit our ability to contract with the vendor of our choice should that vendor decline payment in stock.

We do not intend to pay dividends on our common stock. Until such time as we pay cash dividends our stockholders must rely on increases in our stock price for appreciation.

We have never declared or paid dividends on our common stock. We intend to retain future earnings to develop and commercialize our products and therefore we do not intend to pay cash dividends in the foreseeable future. Until such time as we determine to pay cash dividends on our common stock, our stockholders must rely on increases in our common stock’s market price for appreciation.

Item 2 — Properties

Our headquarters is located at 300 American Road, Morris Plains, New Jersey 07950, where we lease approximately 74,000 square feet of commercial office space. In November 2001, we renewed the lease for an additional term of 20 years expiring in October 2021 at a base annual rate of $545,000, which rate is fixed for the first five years and increases thereafter every five years. The November 2001 renewal includes an additional 15,000 square feet of space. Our manufacturing, regulatory, medical, research and development laboratories, and our finance, marketing and executive offices are currently located in this facility. In 2003, we completed the construction and equipping of a 7,500 square-foot, commercial-scale manufacturing facility within our Morris Plains headquarters, which consists of four independent antibody manufacturing suites, several support areas, and a quality control laboratory. See Item 1, “Manufacturing.” In addition, our European subsidiary, Immunomedics GmbH, leases executive office space in Darmstadt, Germany.

Item 3 — Legal Proceedings

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

On May 19, 2004 and July 20, 2004, Roche filed nullity actions in German and United Kingdom courts, respectively, challenging our patents relating to an improved method of disease therapy in combination with cytotoxic agents, wherein cytokines are used to prevent, mediate or reverse radiation-induced, drug-induced or antibody-induced toxicity, especially to hematopoietic cells. On December 1, 2004, we agreed to settle the United Kingdom patent litigation by surrendering the United Kingdom patent. In accordance with United Kingdom legal rules, Roche made an application for payment of its attorney’s fees and other costs to the court. We agreed on a resolution with Roche, which was subsequently settled. The related charges for this litigation were included in the General and Administrative expenses in the Statement of Operations. In the German action we are defending the patent with amended claims and believes that we will prevail in such action.

Cytogen, Inc. and C.R. Bard Inc.

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

Willow Bay Associates, LLC

In 2000, a now-defunct finance broker filed suit against the Company in the United States District Court for the District of Delaware. In the case, the plaintiff claimed that it is entitled to damages in the form of brokerage commissions for breach of an alleged confidentiality and non-circumvention contract. The suit against the Company was dismissed on summary judgment, but subsequently reinstated. Trial was held in late January 2004, and post-trial submissions were filed in March. A decision by the Court has not been received. Although it is not possible to forecast the Court’s decision, based on the Court’s initial ruling of dismissal and the trial, the Company believes that judgment will be entered in its favor. The Company further believes that even in the event of an unfavorable outcome, this lawsuit will not have a material adverse affect on the Company’s financial position and results of operations.

From time to time we are a party to various claims and litigation arising in the normal course of business. We believe that the outcome of such claims and litigation will not have a material adverse effect on our financial position and results of operations.

Item 4 — Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal year 2005.

PART II

Item 5 — Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

Our common stock is quoted on the NASDAQ National Market under the symbol “IMMU.” The following table sets forth, for the last two fiscal years, the high and low sales prices for our common stock, as reported by the NASDAQ National Market:

Fiscal Quarter Ended	High	Low
September 30, 2003	$9.70	$5.36
December 31, 2003	8.93	3.23
March 31, 2004	5.50	3.46
June 30, 2004	6.24	3.98

September 30, 2004	$4.95	$2.25
December 31, 2004	3.64	2.60
March 31, 2005	3.88	2.37
June 30, 2005	2.55	1.65

As of September 6, 2005, the closing sales price of the Company’s common stock on the NASDAQ National Market was $1.99. As of September 6, 2005, there were approximately 680 stockholders of record of the common stock and, according to our estimates, approximately 15,915 beneficial owners of our common stock. We have not paid dividends on our common stock since inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Sale of Unregistered Securities

The Company entered into purchase agreements with a number of purchasers (each an “Agreement”) on April 27, 2005 for the sale of (i) maximum of $46 million in aggregate principal amount of Notes and (ii) warrants to purchase up to approximately 3,600,000 shares of common stock (a warrant to purchase 76.394 shares of common stock for each $1,000 principal amount of notes purchased, including a 120 day option to purchase up to an additional 20% of notes and warrants based on their initial purchase.

The Notes bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at an initial conversion price of $2.62 subject to adjustment based on the anti-dilution provision. Holders of the notes may at their election at any time, and the Company may, subject to certain market performance targets and other conditions, cause the holders to convert the notes into shares of common stock prior to the maturity date. If the notes are converted prior to the third anniversary of the issue date, the holders will be entitled to interest through the third anniversary. The warrants will be exercisable commencing on the effective date of the share increase described in the attached press release until the third anniversary of the initial closing date at $2.98 per share of common stock.

For each $1,000 principal amount of 5% Notes purchased, the purchaser received a Warrant to purchase approximately 76.394 shares of common stock. The Warrants are detachable from the 5% Notes and may be traded separately subject to certain restrictions on transfer. The Warrants became exercisable on August 25, 2005 and expire on April 29, 2008. The initial exercise price of the Warrants is $2.98 per share of common stock purchased, subject to specified adjustments. Each purchaser of 5% Notes was also granted an option through August 29, 2005, to purchase up to an amount equal to 20% of the principal amount of 5% Notes and Warrants purchased by such purchaser on April 29, 2005 (“Option”) at the initial offering price plus accrued interest on the 5% Notes. If the Option were fully exercised, we would issue an additional $8,535,000 principal amount of 5% Notes, resulting in an aggregate principal amount of 5% Notes outstanding of $46,210,000, and we could issue additional Warrants to purchase 575,000 shares of common stock, bringing the total number of shares of common stock issuable under the Warrants to 3,453,256. All of the Options expired on August 29, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of June 30, 2005, is disclosed in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities

None.

Item 6 — Selected Financial Data

The following table sets forth our consolidated financial data as of and for each of the five fiscal years ended June 30, 2005. The selected consolidated financial data as of and for each of the five years ended June 30, 2005, have been derived from our audited consolidated financial statements. The consolidated financial statements for the years ended June 30, 2005, 2004 and 2003 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

	Fiscal year ended June 30,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Statements of Operations

Revenues	$3,813	$4,306	$13,719	$14,287	$8,400
Cost and expenses	32,514	27,299	23,533	20,985	16,712
Litigation settlement	1,112	—	—	—	—
Changes in fair value of warrants liability	939	—	—	—	—
Interest (expenses) income – net	(599)	285	1,087	2,069	2,830
Minority interest	110	89	88	—	—
Foreign currency transaction (loss) gain	(4)	30	85	(323)	(72)

Loss before income tax benefit	(27,143)	(22,589)	(8,554)	(4,952)	(5,554)
Income tax benefit	385	234	680	1,205	803

Net loss	(26,758)	(22,355)	(7,874)	(3,747)	(4,751)
Preferred stock dividends	—	—	—	—	—

Net loss allocable to common stockholders	$(26,758)	$(22,355)	$(7,874)	$(3,747)	$(4,751)

Net loss per common share	$(0.50)	$(0.45)	$(0.16)	$(0.08)	$(0.10)

Weighted average shares outstanding	53,684	49,886	49,878	49,652	49,498

Balance Sheets

Cash, cash equivalents and marketable securities(1)	$15,485	$13,479	$23,796	$44,788	$53,291
Restricted securities(1)	18,126	5,101	6,376	—	—
Total assets	47,923	32,089	45,130	54,951	59,657
Long-term debt	36,743	13,826	5,101	—	—
Stockholders’ (deficit) equity(2)	$(1,263)	$11,584	$33,667	$41,096	$41,441

(1)	Approximately $14,300,000 of restricted cash became available for use by the Company during the first quarter of fiscal year 2006.
(2)	We have never paid cash dividends on our common stock. Subsequent to June 30, 2005 the Company received shareholder approval to authorize an additional 40,000,000 shares of common stock.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Annual Report, and they may also be made a part of this Annual Report by reference to other documents filed with the SEC, which is known as “incorporation by reference”.

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, are intended to identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to obtain additional capital through strategic collaborations, licensing, convertible debt securities or equity financing in order to continue our research and development programs as well as secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; our ability to protect our proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally. Please also see the discussion of risks and uncertainties under “Factors That May Affect Our Business and Results of Operations” in Item 1 of this Annual Report.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report or the date of the document incorporated by reference in this Annual Report as applicable. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by applicable law. All subsequent forward-looking statements attributable to the Company or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Overview

Immunomedics, Inc. is a biopharmaceutical company focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled, or “naked,” form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a broad pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes approximately 90 issued patents in the United States and approximately 250 other issued patents worldwide, protects our product candidates and technologies.

In addition to our potential therapeutic products, our proprietary technologies have also enabled us to develop highly specific diagnostic imaging agents, one of which, LeukoScan®, has been approved in Europe, Canada and Australia, where it is currently being marketed for the detection of bone infections. Consistent with our de-emphasis of our diagnostic business in the near future, the Company will no longer commercialize CEA-Scan® .

From inception in 1982 until June 30, 2005, we had an accumulated deficit of approximately $175.0 million and have never earned a profit. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature or source of which cannot be predicted), our losses will continue as we continue to conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years.

The development and commercialization of successful therapeutic products is subject to numerous risks and uncertainties including, without limitation, the following:

•	the type of therapeutic compound under investigation and nature of the disease in connection with which the compound is being studied;

•	our ability, as well as the ability of our partners, to conduct and complete clinical trials on a timely basis;

•	the time required for us to comply with all applicable federal, state and foreign legal requirements, including, without limitation, our receipt of the necessary approvals of the U.S. Food and Drug Administration;

•	the financial resources available to us during any particular period; and

•	many other factors associated with the commercial development of therapeutic products outside of our control.

Research and Development

As of June 30, 2005, we employed 24 professionals in our research and development departments and 15 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs. We have spent approximately $27.0 million, $21.9 million and $18.2 million in the aggregate for the fiscal years ended June 30, 2005, 2004 and 2003 respectively on research and development expenses.

With the completion in fiscal year 2003 of the manufacturing expansion to support our research and development efforts and prepare for future commercialization of our product candidates, we believe that our facilities are adequate to support our research and development activities for the next few years without the need for any material capital expenditures.

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

Therapeutics

We believe that each of our antibodies has therapeutic potential either when administered alone or when conjugated with therapeutic radioisotopes (radiolabeled), chemotherapeutics or other toxins to create unique and potentially more effective treatment options. The attachment of various compounds to antibodies is intended to allow the delivery of these therapeutic agents to tumor sites with greater precision than conventional radiation therapy or chemotherapeutic approaches. This treatment method is designed to reduce the total exposure of the patient to the therapeutic agents, which ideally minimizes debilitating side effects. We are currently focusing our efforts on unlabeled, or “naked” antibodies and antibodies conjugated with drugs or toxins, and to lesser extent on the use of radioisotopes, such as Yttrium-90, sometimes referred to as Y-90, and Iodine-131, sometimes referred to as I-131.

Epratuzumab

Our most advanced therapeutic product candidate, IMMU-103, is an unlabeled humanized antibody which targets an antigen, known as the CD22 marker, found on the surface of B-lymphocytes, a type of white blood cells. Since B-lymphocytes are involved in the production of autoantibodies, we reasoned that epratuzumab might show activity in the treatment of autoimmune diseases by affecting B-cell levels and function. Our humanized CD22 antibody has been shown not to evoke any substantial anti-epratuzumab antibodies in NHL patients, even after repeated dosing, making it a good candidate for treating patients with a chronic, non-malignant disease.

In October 2004, updated clinical results of epratuzumab in patients with SLE were presented at the 68th annual scientific meeting of American College of Rheumatology/Association of Rheumatology Health Professionals. The objective of this open label, single-center study was to evaluate the safety, tolerability, lack of immunogenicity and early evidence of efficacy of epratuzumab, which was administered as a single agent every other week, for a total of four doses. A scoring system called BILAG (British Isle Lupus Assessment Group) was used to measure the level of disease activity in these patients prior to, and, at several time points, post administration of epratuzumab. Patients with mild to moderate SLE activity (defined by Global BILAG scores of 6-12 prior to treatment) were enrolled. A high BILAG score indicates increased disease activity.

SLE assessments after treatment demonstrated consistent clinical improvement, with decreased global BILAG scores for all fourteen enrolled patients compared to the pre-therapy scores. Specifically, nine out of fourteen patients (64%) had lowered their global BILAG scores by 50% or more twenty-four hours post-therapy. Furthermore, six of the seven patients who had returned for their six-month check-up retained clinical benefit. In all patients, the treatment was well tolerated with infusions completed in about one hour, and no evidence of reactions or immunogenicity.

Based on these positive results, we submitted an application with the U.S. Food and Drug Administration (FDA) for Fast Track designation and in January, 2005, received notice from the agency granting epratuzumab Fast Track Product designation for the treatment of patients with moderate and severe SLE. The fast track programs of the FDA are designed to facilitate drug development and to expedite the review of new drugs that are intended to treat serious or life threatening conditions, and that demonstrate the potential to address unmet medical needs. As such, the fast track designation allows for close and frequent interaction with the agency. A designated fast track drug may also be considered for priority review with a shortened review time, rolling submission, and accelerated approval if applicable.

In May, 2005, we initiated two pivotal Phase III clinical trials to further evaluate the safety and efficacy of epratuzumab for the treatment of patients with moderate and severe SLE. These pivotal trials are randomized, double-blinded, placebo-controlled, multi-center studies using the BILAG index to monitor and assess disease activity. The trials have been named “ALLEVIATE” or Alleviate Lupus Affliction with Epratuzumab and Validate its Autoimmune Safety and Efficacy. One trial, ALLEVIATE A, is for patients with severe SLE flares, and the second trial, ALLEVIATE B, is for patients with moderately active SLE. We anticipate completing the initial phase of these trials in approximately two years.

SLE is a serious autoimmune disease affecting approximately 1.5 million Americans, according to the Lupus Foundation of America. In the U.S., women with SLE outnumber men by a ratio of nine to one, and 80% of female patients develop lupus between the ages of 15 and 45. At present, there is no cure for lupus and no new lupus drug has been approved in the U.S. for nearly 40 years. Lupus most often results in chronic inflammation and pain affecting various parts of the body, especially the skin, joints, blood, and kidneys. The disease can be serious and life threatening. Current treatments used in medical practice include corticosteroids, nonsteroidal anti-inflammatory drugs, immunosuppressives, and antimalarials.

Another autoimmune indication that we are targeting with epratuzumab is Sjögren’s syndrome, a disease that currently affects between 2 to 4 million Americans. We presented results from our open-label, non-randomized, two-center Phase I/II trial in June, 2005, at the European League Against Rheumatism (EULAR) Annual European Congress of Rheumatology. Fifteen patients with primary Sjögren’s syndrome were enrolled in this study to assess feasibility, safety, and early evidence of efficacy. Over an eight-week period, patients received 360 mg/m2 of epratuzumab every two weeks for a total of four doses. Fourteen patients received all four infusions without reactions with a median infusion time of fifty minutes. One patient discontinued the third infusion due to an acute infusion reaction, but completed the fourth infusion with no further reaction.

Patients reported improvements in their clinical signs and symptoms that include: dry eyes, dry mouth, fatigue, tender joints, tender points, tear and salivary flow. Specifically, twenty-four hours after the last treatment, symptomatic improvements ranging from 100% of patients experiencing tender joints to 33% of patients with salivary flow were observed. Moreover, when these patients were evaluated twelve weeks post therapy, 86% of patients who showed tender joints improvement retained clinical benefit, as did 20% of patients with increased salivary flow. A final evaluation is planned for six months after the last epratuzumab dose.

Epratuzumab seems to show activity without causing a drastic drop in the number of circulating B-lymphocytes, thus perhaps reducing the risk of infection. Consistent with our past clinical experience with the antibody, we have found a reduction of 50% to 60% in circulating B-cells in the patients enrolled in both the SLE and Sjögren’s syndrome trials. This data suggests that B-cell modulation may be the primary mechanism of action of epratuzumab, and that complete depletion of B-cells is not necessary to provide a clinical benefit.

IMMU-103 has also demonstrated good safety, tolerability, and clinical efficacy in more than 340 patients with non-Hodgkin’s lymphoma, resulting in reports published in The Journal of Clinical Oncology and Clinical Cancer Research.

While the clinical results to date have been encouraging, we are not able to determine when, if ever, epratuzumab will be approved for sale in the United States or anywhere else. Even if it is approved, there can be no assurance that it will be commercially successful or that we will ever receive revenues equal to our financial investment in this product candidate.

Other Therapeutic Product Candidates

We also have in development a solid tumor therapeutic product candidate that targets an antigen known as carcinoembryonic antigen, or CEA. The CEA antigen is abundant at the site of virtually all cancers of the colon and rectum and is associated with many other solid tumors, such as breast and lung cancers. A Phase II trial has been completed in Europe for IMMU-111 (hCEA-I-131) in patients with proven or suspected metastatic colorectal cancer who failed chemotherapy. We believe that the initial results with IMMU-111 are encouraging. This Phase I/II trial with IMMU-101 (hCEA-Y-90) has completed enrollment in the United States and in Europe in patients with advanced colorectal and pancreatic cancers. We are not currently conducting clinical trials with our CEA antibody, however, we are providing clinical supplies for an investigator sponsored Phase II clinical trial in Germany, evaluating repeat dosing with IMMU-111.

We also are commencing clinical trials with IMMU-106 (anti-CD20) for the treatment of certain autoimmune diseases. We are currently conducting clinical trials in patients with non-Hodgkin’s lymphoma with IMMU-106, and we are conducting clinical trials with IMMU-107 (for use in targeting anti-MUC 1 antibody) for pancreatic cancer therapy. In addition to these three product candidates, we have several others in pre-clinical development.

Diagnostics

In 1998, we began to transition our focus away from the development of diagnostic imaging products in order to accelerate the development of our therapeutic product candidates. As a result, as of June 30, 2005, research and development into diagnostic imaging product candidates was no longer a material portion of our business.

IBC Pharmaceuticals, Inc.

In 1999, we began conducting research involving the selective delivery of therapeutic agents to fight cancer as part of a collaboration with Beckman Coulter, Inc. (“Beckman Coulter”). Upon our formation of the joint venture, IBC Pharmaceuticals, LLC, “IBC LLC”, we granted certain intellectual property to the venture, as did Beckman Coulter. We were then reimbursed for all of the research activities we conducted on the joint venture’s behalf.

In the fourth quarter of fiscal year 2002 we were able to acquire all of the membership interests in IBC LLC held by Beckman Coulter, giving us majority control of the business. IBC LLC was then reorganized into IBC Pharmaceuticals, Inc., a Delaware corporation (“IBC”). We currently hold all of the outstanding shares of IBC Series A Preferred stock, representing approximately 74% of the total shares of voting stock outstanding. As a result of our majority interest in IBC, operating results of IBC are consolidated with the Company.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.

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

Revenue is recognized for royalties based on license sales of our product (CEA-Scan®) in Japan and in Europe. Royalties are recognized as earned in accordance with the contractual terms when royalty from licenses can be reliably measured and collectability is reasonably assured.

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

Foreign Currency Risks

Since Immunomedics operates in countries outside of the United States, it is exposed to various foreign currency risks that arise, from the nature of the contracts Immunomedics executes with its customers, since, from time to time, contracts are denominated in a currency different than the particular Immunomedics subsidiary’s local currency. These risks are generally applicable only to a portion of the contracts executed by the Company’s foreign subsidiaries providing clinical services.

The Company is exposed to foreign currency risk resulting from the passage of time between the invoicing of customers and affiliates under these contracts and the ultimate collection of customer payments against such invoices. Because the contract is denominated in a currency other than the subsidiary’s local currency, Immunomedics recognizes a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared and payment from the customer is received will result in Immunomedics receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. This difference is recognized by Immunomedics as a foreign currency transaction gain or loss, as applicable, and is reported in other expense (income) in the Company’s Consolidated Statements of Operations. In addition, for intercompany transactions for which settlement is planned or anticipated in the foreseeable future, the related foreign currency transaction gains or losses, as applicable, are reported in other expenses (income) in the Company’s Consolidated Statement of Operations.

In addition, the Company’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting the Company’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. To date such cumulative translation adjustments have not been material to the Company’s consolidated financial position.

Stock Based Compensation

Immunomedics grants stock options to its employees at an exercise price equal to the fair value of the shares at the date of grant and accounts for these stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB Opinion No. 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the income statement. However, for purposes of disclosure only, we estimate the fair value of stock options through the use of option pricing models. In determining the values to use in our option-pricing model, we make several subjective estimates about the characteristics of the underlying stock and the expected timing of option exercise. Changes to these estimates can change the fair value disclosures in our financial statements. The Company’s Board of Directors approved the acceleration of vesting of all outstanding stock options as of June 30, 2005, primarily to avoid stock based compensation charges upon the adoption of SFAS 123(R) on July 1, 2005. The exercise price of all stock options was above market value of the common stock at the time of the accelerated vesting.

Impairment of Assets

Immunomedics reviews its long-lived assets for impairment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon the Company’s judgment of its ability to recover the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated.

Results of Operations

Fiscal Year 2005 compared to Fiscal Year 2004

Revenues for the fiscal year ended June 30, 2005 were $3,813,000 as compared to $4,306,000 in the fiscal year ended June 30, 2004, representing a decrease of $493,000, or 11%, primarily due to lower product sales and a decrease in license fees. Product sales were $258,000 lower in Europe primarily due to a lack of saleable LeukoScan® product, as current production is waiting for submission to the European regulatory authorities. License fee and other revenues for fiscal year 2005 decreased to $330,000 from $512,000 for the same period in 2004, primarily due to the complete recognition of revenues associated with the Development and License Agreement with Amgen, Inc. (“Amgen Agreement”) which declined from $275,000 in 2004 to $0 in 2005.

Total operating expenses for fiscal year 2005 were $32,514,000 as compared to $27,299,000 in fiscal year 2004, representing an increase of $5,215,000, or 19%. Research and development expenses for fiscal year 2005 increased by $5,094,000, from $21,934,000 in fiscal year 2004 to $27,028,000, primarily due to the beginning of the Phase III trials for epratuzumab for the treatment of systemic lupus erythematosus (“SLE”), as well as increased research and development efforts including outside toxicity testing associated with producing compounds to be used in clinical trials. Cost of goods sold for fiscal year 2005 decreased by $106,000 to $607,000 from $713,000 in fiscal year 2004, primarily due to lower sales of in-vitro diagnostic kits and other imaging products.

Sales and marketing expenses for fiscal year 2005 were $974,000 as compared to $1,331,000 for fiscal year 2004, representing a decrease of $357,000. The decline in marketing expenses was due to de-emphasis of diagnostic product line. General and administrative costs for fiscal year 2005 increased by $585,000 from $3,320,000 in fiscal year 2004 to $3,905,000. This increase was primarily due to settlement of corporate litigation in 2005 and a $300,000 insurance claim for product contamination that was received in 2004 and not repeated in 2005.

Interest and other income for fiscal year 2005 decreased by $73,000 from $510,000 in fiscal year 2004 to $437,000 in 2005, primarily due to reduced level of cash available for investment during the year. Interest expense increased from $225,000 in fiscal year 2004 to $1,035,000 in fiscal year 2005. This increase resulted primarily from the $37,675,000 of 5% senior convertible notes sold in April 2005. Also included in interest expense in 2005 is the amortization expense associated with the debt issuance costs ($139,000) and the debt discount ($205,000).

In September 2004 a patent infringement suit with Cytogen, Inc. and C.R. Bard was settled for an undisclosed amount without any admission of fault or liability. In connection with the settlement, the Company settled legal fees associated with the suit with the attorneys representing it in the case. The Company recorded a litigation settlement gain in other income in the amount of $1,111,750, which includes the reversal of legal fees previously accrued for this patent suit. The specific amount of the settlement, however, is undisclosed in accordance with the terms of the parties’ settlement agreement.

At June 30, 2005 the liabilities outstanding related to the warrants from the 5% senior convertible notes were revalued based on the Company’s common stock price. The valuation of the liability for these warrants was adjusted as of June 30, 2005 due to the decline in the Company’s common stock from $2.16 per share on April 29, 2005 to $1.71 per share. As such, the gain from the change in fair value of the warrant liability of $938,760 was recorded in the statement of operations.

For fiscal years 2005 and 2004, we recorded a tax benefit of $590,000 and $428,000, respectively, as a result of our sale of approximately $7,335,000 and $5,313,000 of New Jersey state net operating losses, respectively. These tax benefits were partially offset by income tax provisions of $205,000 and $206,000, primarily from our European subsidiary for 2005 and 2004, respectively.

Net loss allocable to common stockholders for fiscal year 2005 is $26,758,000, or $0.50 per share, as compared to $22,355,000, or $0.45 per share, in fiscal year 2004.

Fiscal Year 2004 compared to Fiscal Year 2003

Revenues for the fiscal year ended June 30, 2004 were $4,306,000 as compared to $13,719,000 in the fiscal year ended June 30, 2003, representing a decrease of $9,413,000, or 69%, primarily due to a decrease in license fees. License fee and other revenues for fiscal year 2004 decreased to $512,000 from $10,127,000 for the same period in 2003, primarily due to the complete recognition of the licensing fees associated with the Development and License Agreement with Amgen, Inc. (“Amgen Agreement”) by February 2003. Revenues derived from the Amgen Agreement declined from $9,693,000 in 2003 to $275,000 in 2004. Product sales for fiscal year 2004 were about the same as 2003 as a result of the Company’s decision to transition its focus from the sale of diagnostic imaging products to the development of therapeutic compounds. Revenues from grants for research and development for fiscal year 2004 increased to $186,000 from $34,000 for the same period of 2003.

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

Interest and other income for fiscal year 2004 decreased by $586,000 from $1,096,000 in fiscal year 2003 to $510,000 in 2004, primarily due to lower rates of return on our invested cash and reduced level of cash available for investment. Interest expense increased from $9,000 in fiscal year 2003 to $225,000 in fiscal year 2004. This increase was due to the $6,376,000 bond financing with the New Jersey Economic Authority, completed in May 2003, and the issuance of $10,000,000 of senior convertible notes, which was completed in January 2004.

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

Research and Development Expenses

Research and development expenses for our products in development were $27,028,000, $21,934,000 and $18,175,000 for the years ended June 30, 2005, 2004 and 2003, respectively. Research and development expenses increased by $5,094,000 in 2005 or 23% as compared to 2004. Research and development expenses increased by $3,759,000 or 21% as compared to 2003.

Historically the Company does not track expenses on the basis of each individual compound under investigation or through clinical trials and therefore we do not provide a breakdown of such historical information in that format. The Company evaluates projects under development from an operational perspective, including such factors as results of individual compounds from laboratory/animal testing, patient results and enrollment statistics in clinical trials. It is important to note that multiple product candidates are often tested simultaneously. It is not possible to calculate each antibody’s supply costs. There are many different development processes and test methods that examine multiple products at the same time. We have, historically, tracked our costs in the categories discussed below, specifically “research costs” and “product development costs” and by the types of costs outlined below.

Our research costs consists of outside costs associated with animal studies and costs associated with research and testing of our product candidates prior to reaching the clinical stage. Such research costs primarily include personnel costs, facilities, including depreciation, lab supplies, funding of outside contracted research and license fees. Our product development costs consist of costs from preclinical development (including manufacturing), conducting and administering clinical trials and patent expenses.

The following table sets forth a breakdown of our research and development expenses by those associated with research and those associated with product development for the periods indicated.

	Years Ended June 30,
	2005	2004	2003
Research Costs	$6,503	$5,849	$4,959
Product Development Costs	20,525	16,085	13,216

Total	$27,028	$21,934	$18,175

Research Costs

Research costs in total increased by $654,000 or 11% as compared to 2004. Research costs increased by $890,000 in 2004 or 18% as compared to 2003. The increases in research costs primarily relate to the following:

Animal studies conducted by outside organizations in 2005 were $1,452,000, an increase of $642,000 or 79% over 2004, as testing for toxicity studies for compounds in the preclinical stage of development. The increase in 2004 over 2003 was $390,000 or a 93% increase, relating to the increased level of toxicity studies performed by outside organizations.

Personnel costs in 2005 were $2,439,000 a decrease of $64,000 or 3% as compared to 2004. This slight decline resulted from employee attrition and the increased focus to product development as compounds proceeded further in clinical trials. For the 2004 fiscal year personnel costs increased by $313,000 or 14% over 2003 due to increases in personnel levels.

Facility costs in 2005 were $1,046,000, a decrease of $60,000 or 5% as compared to 2004, as a result of a reduction in depreciation expense as assets acquired in previous years became fully depreciated. Facility costs increased $147,000 in 2004 over 2003 levels, or 15%. This increase resulted primarily from higher utilities and related expenses associated from the expansion in our facility in 2003.

Product Development Costs

Product development costs in total increased by $4,440,000 or 28% as compared to 2004. Product development costs increased by $2,869,000 in 2004 or 22% as compared to 2003. The increases in product development costs primarily relate to the following:

Personnel costs in 2005 were $4,643,000 an increase of $40,000 or 1% as compared to 2004. This small increase was primarily attributed to salary increases offset by employee attrition and cost control efforts in the manufacturing and clinical monitoring areas. For the 2004 fiscal year personnel costs increased by $734,000 or 19% over 2003 due to staffing increases brought on by the increased product development efforts.

Clinical trial expenses in 2005 were $3,737,000, an increase of $2,213,000 or 145% over 2004. This increase is primarily the result of the beginning of the Phase III clinical trials for epratuzumab for the treatment of Systemic Lupus Erythematosus (“SLE”), which incurred approximately $2,865,000 of expenses in 2005. Clinical trial expenses for 2004 were $277,000 or 15% lower than in 2003, due primarily to the timing of patient enrollment for clinical trials taking place.

Patent expenses for 2005 were $3,086,000, as increase of $1,803,000 or 141% over 2004. For the 2004 fiscal year patent expenses were $279,000 lower or 18% below 2003. The increase for patent expenses in 2005 is primarily attributed to increased applications of patents in foreign locations and vigorous defense of existing patents.

Facility costs in 2005 were $4,046,000 an increase of $250,000 or 7% over 2004. Facility costs in 2004 reflect an increase of $1,304,000 or 52% over 2003. The increases in facility costs primarily relates to increased investment in our manufacturing facility and equipment that took place during the 2003 fiscal year. As a result depreciation, utilities, maintenance and related expenses have increased.

Lab supplies and chemical reagent costs were $2,525,000 in 2005, an increase of $223,000 or 10% over 2004. These expenses were $2,302,000 in 2004, an increase of $513,000 or 29% over 2003. These increases resulted from the increased production levels of the new manufacturing facility and growth needed for clinical trial demands.

We expect product development costs to increase in the future due to the Phase III clinical trials for SLE and as other products are developed. If we are not successful in obtaining additional financing over the coming year, it will be necessary to implement cost reductions in research and other areas.

Completion of clinical trials may take several years or more. The length of time varies according to the type, complexity and the disease indication of the product candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following periods:

Clinical Phase	Estimated Completion Period
Phase I	1-2 Years
Phase II	1-3 Years
Phase III	2-5 Years

The duration and cost of clinical trials through each of the clinical trial phases may vary significantly over the life of a particular project as a result of, among other things, the following factors:

•	the length of time required to recruit qualified patients for clinical trials

•	the duration of patient follow-up in light of trials results

•	the number of clinical sites required for trials and

•	the number of patients that ultimately participate

Liquidity and Capital Resources

Since our inception in 1982, we have financed our operations primarily through private sales of our equity securities, revenue earned under licensing agreements and, to a lesser degree, from sales of CEA-Scan® and LeukoScan®, research grants from various sources and investment income.

At June 30, 2005, we had working capital of $23,326,000, representing an increase of $12,991,000 from $10,335,000 at June 30, 2004. The increase in working capital is a result of the April 2005 5% senior convertible debt ($37,675,000) and sale of common stock through a private placement in August 2004 ($14,000,000), partially offset by the Company’s loss on operations of $26,758,000. The increase of current liabilities as of June 30, 2005 was primarily due to $2,200,000 of accruals relating to our Phase III clinical trials for SLE, which were settled during the first quarter of 2006. At June 30, 2005, we had long-term debt, net of discounts, of $36,743,000, (5% senior convertible notes due 2008 - $34,193,000 and the New Jersey Economic Development Authority - $2,550,000).

The April 29, 2005 private placement of the 5% senior convertible notes raised total gross proceeds of $37,675,000. A portion of the proceeds received from the offering of the notes was used for payment of related fees and expenses and to retire $5 million principal amount of the 3.25% senior convertible notes due in January 2006. The resulting net cash proceeds raised from this transaction was $30,200,000. In addition, $5,000,000 of the 3.25% senior convertible notes was exchanged for $5,000,000 of the 5.0% senior convertible notes.

The 5% senior convertible notes mature three years from their date of issuance, are convertible into company common stock at a conversion rate of $2.62 per share and bear interest at the rate of 5% per annum. If a note is converted or cancelled prior to maturity, the holder will be paid on the date of conversion or cancellation any interest that would have otherwise been earned during the three-year term. For each $1,000 principal amount of notes purchase, purchasers were granted a warrant to purchase approximately 76.39 shares of common stock. The warrants expire three years from the initial closing date and will be exercisable at $2.98 per share.

In August 2004, the Company sold 4,178,116 shares of its common stock, resulting in net proceeds to the Company of approximately $14.0 million. The shares were sold to institutional investors at a price of $3.61 per share. The shares of common stock were sold pursuant to an effective shelf registration statement filed with the SEC.

Our cash, cash equivalents and marketable securities amounted to $15,485,000 at June 30, 2005, representing an increase of $2,006,000 from $13,479,000 at June 30, 2004. The increase was primarily attributable to the August 2004 common stock private placement and the April 2005 sale of 5% senior convertible notes, offset by the Company’s net loss for 2005. These proceeds will be used for research and development activities and funding of operating expenses. It is anticipated that working capital, and cash, cash equivalents and marketable securities will be utilized during fiscal year 2006 as a result of planned research and development, other operating expenses and capital expenditures, partially offset by projected revenues from sales of our diagnostic imaging products. However, there can be no assurance as to the amount of revenues, if any, these imaging products will provide.

We expect to utilize our cash equivalents and short-term investments to fund our operations for the 2006 fiscal year, which is expected to be at a higher level than in the 2005 fiscal year due to increased spending for clinical trials. However, we do not believe we will have adequate cash at this expected spending level to fund our research and development programs through the next twelve months. We will require additional funding after we utilize our current liquid assets in order to continue our research and development programs as is currently budgeted for fiscal year 2006. We are actively pursuing various financing alternatives as market conditions permit through additional debt or equity financings and through collaborative marketing and distribution agreements. We continue to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of our proprietary technologies. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. If we are unable to raise additional funding in the near term, we will curtail certain programs and implement cost savings programs in order to continue our operations at least through the 2006 fiscal year.

As of June 30, 2005 there was $14,300,000 of proceeds from the April 2005 5% senior convertible notes that was held in escrow in money market funds. These funds became available for use by the Company in the first quarter of 2006.

Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1, “Factors That May Affect Our Business and Results of Operations,” and elsewhere in this Annual Report on Form 10-K. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us and access to capital markets that can provide us with the resources when necessary to fund our strategic priorities.

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility, a loan from the New Jersey Economic Development Authority used to fund the expansion of our facility, a contract to administer our Phase III SLE clinical trials, the issuance of 5% senior convertible notes and employment contracts in effect for the Company’s Chairman of the Board and the President/Chief Executive Officer. We have identified and quantified the significant commitments in the following table for the fiscal years ending June 30:

(in thousands) Contractual Obligation	Payments Due by Period					Thereafter	Total
	2006	2007	2008	2009	2010
Operating Lease(1)	$545	$552	$556	$556	$556	$8,542	$11,307
NJEDA Loan(2)	$1,317	$1,301	$1,284	$—	$—	—	$3,902
Long Term Contract(3)	$7,089	$6,592	1,355	—	—	—	$15,036
5% Senior convertible Notes(4)	1,915	1,910	39,580	—	—	—	$43,405
Employment Contracts	$1,245	100	100	100	—	—	$1,545

TOTAL	$12,111	$10,455	$42,875	$656	$556	$8,542	$75,195

(1)	In November 2001, we renewed our operating lease for our Morris Plains, New Jersey facility for an additional term of 20 years expiring in October 2021 at a base annual rate of $545,000, which included an additional 15,000 square feet. The rent is fixed for the first five years and increases every five years thereafter.
(2)	In May 2003, we obtained a loan for $6,376,000 at a variable interest rate through the New Jersey Economic Development Authority, repayable monthly in 60 equal installments.
(3)	On June 1, 2005, we entered into an agreement with PPD Development LP to operate on the Company’s contract research organization to manage the Phase III clinical trials for SLE. The chart above assumes that we will have adequate cash to continue to fund our clinical trials based on our current forecast. If we are unable to raise additional funds timely, these costs would be deferred to future periods, if incurred at all.
(4)	On April 29, 2005, we completed a $37,675,000 private placement financing through the issuance of 5% senior convertible notes due April 29, 2008. Interest payments are due semi-annually beginning November 29, 2005, payable in cash or shares of common stock at the option of the Company. The holders of the notes may convert the notes at any time prior to April 29, 2009 at a conversion price of $2.62 per share, subject to adjustment based on the anti-dilution provision. In addition, the holders received warrants that may be converted into shares of common stock at a conversion price of $2.98 per share.

(5)	We have employment contracts with the Chairman of the Board and the Chief Executive Officer, which expire June 30, 2006. The contract with the Chairman of the Board includes a royalty agreement, which continues for three years after the termination of his contract.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flows. Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Historically, in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, Immunomedics had elected to follow the disclosure only provisions of measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense is only disclosed in the footnotes to the financial statements. Immunomedics plans to utilize the Black-Scholes valuation method to value stock based compensation. The Company’s Board of Directors approved the acceleration of vesting of all outstanding stock options as of June 30, 2005, primarily to avoid stock based compensation charges upon adoption of SFAS 123(R) on July 1, 2005. The exercise price of all stock options was above market value at the time of the acceleration. In accordance with Statement 123R the Company will begin recording compensation expense for all new options beginning July 1, 2005.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

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

The table below presents the amounts and related weighted average interest rates by fiscal year of maturity for our investment portfolio in marketable and restricted securities as of June 30, 2005:

	2006	2007	2008	2009	2010	Total	Fair Value
	(in thousands)
Fixed rate	$18,627	$3,093	—	—	—	$21,720	$21,673
Average interest rate	2.59%	1.72%	—	—	—	2.47%	—

We may be exposed to fluctuations in foreign currencies regarding long-term contracts with service providers in regards to the SLE clinical trials that are in process. Depending on the strengthening or weakening of the U.S. dollar, realized and unrealized currency fluctuations could be significant.

As of June 30, 2005, and through the Special Shareholders Meeting held on August 19, 2005, the Company was exposed to fluctuations relating to the warrants issued with the 5% senior convertible debt, based on changes to the Company’s common stock. Upon the increase in authorized shares approved by the shareholders at the Special Meeting on August 19, 2005, the warrants are no longer subject to liability accounting and have been reclassified to permanent equity in fiscal year 2006. The Company will record a charge to earnings in the first quarter of approximately $270,000 reflecting the change in the fair value of the warrant from July 1, 2005 through August 19, 2005.

Item 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Immunomedics, Inc.

We have audited the accompanying consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immunomedics, Inc. and subsidiaries at June 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Immunomedics, Inc.’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

September 7, 2005

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	June 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$11,937,483	$9,133,297
Marketable securities	3,547,507	4,345,891
Accounts receivable, net of allowance for doubtful accounts of $150,000 and $344,000 at June 30, 2005 and June 30, 2004, respectively	409,458	788,647
Inventory, net of reserve	493,603	340,133
Other current assets	785,677	748,921
Restricted securities – current portion	15,575,200	1,275,200

Total current assets	32,748,928	16,632,089
Property and equipment, net	10,152,115	11,532,646
Restricted securities	2,550,400	3,825,600
Other long-term assets	2,471,706	98,243

	$47,923,149	$32,088,578

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current portion of long-term debt	$1,275,200	$1,275,200
Accounts payable and accrued expenses	8,147,723	5,021,513

Total current liabilities	9,422,923	6,296,713

Long-term debt	36,743,233	13,825,600
Other liabilities – warrants	2,748,240	—
Minority interest	272,160	382,121
Commitments and Contingencies
Stockholders’ (deficit) equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2005 and June 30, 2004	—	—
Common stock, $.01 par value; authorized 70,000,000 shares; issued and outstanding, 54,073,059 and 49,893,693 shares at June 30, 2005 and June 30, 2004, respectively	540,730	498,937
Capital contributed in excess of par	173,417,147	159,493,859
Treasury stock, at cost, 34,725 shares	(458,370)	(458,370)
Accumulated deficit	(175,015,679)	(148,257,745)
Accumulated other comprehensive income	252,765	307,463

Total stockholders’ (deficit) equity	(1,263,407)	11,584,144

	$47,923,149	$32,088,578

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Years ended June 30,
	2005	2004	2003
Revenues:
Product sales	$3,349,483	$3,607,413	$3,558,435
License fee and other revenues	329,674	512,256	10,127,327
Research and development	134,285	186,171	33,710

Total revenues	3,813,442	4,305,840	13,719,472

Costs and Expenses:
Costs of goods sold	606,901	713,332	543,400
Research and development	27,028,272	21,934,287	18,174,806
Sales and marketing	973,755	1,331,235	1,312,863
General and administrative	3,905,331	3,320,220	3,501,855

Total costs and expenses	32,514,259	27,299,074	23,532,924

Operating loss	(28,700,817)	(22,993,234)	(9,813,452)
Litigation settlement	1,111,750	—	—
Gain on change in fair value of warrants	938,760	—	—
Interest and other income	436,759	509,608	1,095,714
Interest expense	(1,035,498)	(224,743)	(9,064)
Minority interest	109,961	88,923	88,178
Foreign currency transaction (loss) gain	(3,969)	30,055	84,864

Loss before income tax benefit	(27,143,054)	(22,589,391)	(8,553,760)
Income tax benefit	385,120	234,136	679,454

Net loss	$(26,757,934)	$(22,355,255)	$(7,874,306)

Per Share Data (basic and diluted):
Net loss	$(0.50)	$(0.45)	$(0.16)

Weighted average number of common shares outstanding …	53,683,834	49,886,484	49,877,889

Comprehensive loss:
Net loss	$(26,757,934)	$(22,355,255)	$(7,874,306)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(39,976)	85,737	68,297
Unrealized loss on securities available for sale	(14,722)	(269,872)	(90,903)

Other comprehensive income (loss)	(54,698)	(184,135)	(22,606)

Comprehensive loss	$(26,812,632)	$(22,539,390)	$(7,896,912)

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Preferred Stock		Common Stock		Capital Contributed in Excess of Par	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount	Shares	Amount
Balance, at June 30, 2002	—	—	49,877,443	498,774	158,569,476	(458,370)	(118,028,184)	514,204	41,095,900
Exercise of options to purchase common stock	—	—	750	8	1,328	—	—	—	1,336
Compensation expense associated with issuance of stock options to non-employee	—	—	—	—	360,000	—	—	—	360,000
Compensation expense associated with issuance of stock options to employees	—	—	—	—	106,440	—	—	—	106,440
Other comprehensive loss	—	—	—	—	—	—	—	(22,606)	(22,606)
Net loss	—	—	—	—	—	—	(7,874,306)	—	(7,874,306)

Balance, at June 30, 2003	—	—	49,878,193	$498,782	$159,037,244	$(458,370)	$(125,902,490)	$491,598	$33,666,764
Exercise of options to purchase common stock	—	—	15,500	155	49,045	—	—	—	49,200
Issuance of warrants to purchase common stock	—	—	—	—	310,000	—	—	—	310,000
Compensation expense associated with issuance of stock options to employees	—	—	—	—	97,570	—	—	—	97,570

Other comprehensive loss	—	—	—	—	—	—	—	(184,135)	(184,135)

Net loss	—	—	—	—	—	—	(22,355,255)	—	(22,355,255)

Balance, at June 30, 2004	—	—	49,893,693	$498,937	$159,493,859	$(458,370)	$(148,257,745)	$307,463	$11,584,144
Exercise of options to purchase common stock	—	—	1,250	12	4,050	—	—	—	4,062
Issuance of common stock pursuant of private placement, net	—	—	4,178,116	41,781	13,919,238	—	—	—	13,961,019

Other comprehensive loss	—	—	—	—	—	—	—	(54,698)	(54,698)

Net loss	—	—	—	—	—	—	(26,757,934)	—	(26,757,934)

Balance, at June 30, 2005	—	—	54,073,059	$540,730	$173,417,147	$(458,370)	$(175,015,679)	$252,765	$(1,263,407)

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(26,757,934)	$(22,355,255)	$(7,874,306)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,863,052	1,947,683	1,558,940
Minority interest.	(109,961)	(88,923)	(88,178)
Provision (credit) for allowance for doubtful accounts	(105,972)	—	107,714
Inventory reserve	27,614	139,000	—
Amortization of bond discount	148,044	216,871	255,162
Amortization of debt issuance costs and debt discount	334,097	—	—
Gain on change in fair value of warrants	(938,760)	—	—
Non-cash expense relating to issuance of warrants	—	310,000	—
Non-employee stock based compensation	—	—	360,000
Employee stock based compensation	—	97,570	106,440
Other	(39,976)	85,737	68,297
Changes in operating assets and liabilities:
Accounts receivable	485,161	141,487	68,868
Inventories	(181,084)	360,347	(197,794)
Other current assets	(36,756)	76,451	976,607
Other long-term assets	(5,962)	(35,086)	(12,000)
Accounts payable and accrued expenses	3,126,210	405,767	(1,204,586)
Deferred revenue	—	—	(7,475,728)

Net cash used in operating activities	(22,182,227)	(18,698,351)	(13,350,564)

Cash flows from investing activities:
Purchase of marketable securities	(7,356,984)	(849,977)	(10,229,667)
Proceeds from maturities of marketable securities	9,267,802	7,487,356	25,037,578
Additions to property and equipment	(482,521)	(1,181,358)	(7,296,010)

Net cash from investing activities	1,428,297	5,456,021	7,511,901

Cash flows from financing activities:
Issuance of 5.0% senior convertible notes-net of fees and exchange of 3.25% notes	30,168,235	—	—
Proceeds of 5% convertible notes – in restricted cash	(14,300,000)	—	—
Issuance of common stock – net of fees	13,961,019	—	—
Issuance of 3.25% senior convertible notes	—	10,000,000	—
Facility expansion financing	—	—	6,376,000
Payments of debt	(6,275,200)	(1,275,200)	—
Exercise of stock options	4,062	49,200	1,336

Net cash provided by financing activities	23,558,116	8,774,000	6,377,336

Increase (decrease) in cash and cash equivalents	2,804,186	(4,468,330)	538,673
Cash and cash equivalents at beginning of period	9,133,297	13,601,627	13,062,954

Cash and cash equivalents at end of period	$11,937,483	$9,133,297	$13,601,627

Supplemental disclosure of noncash financing activities:
Cash paid for interest	$529,111	$76,766	$—
Cash paid for income taxes	$330,893	$4,232	$1,490

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Overview

Immunomedics, Inc., a Delaware corporation (“Immunomedics” or the “Company”) is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. Immunomedics currently markets and sells CEA-Scan® in the United States, and CEA-Scan® and LeukoScan® throughout Europe, Canada and in certain other markets outside the U.S.

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

The Company expects to utilize its cash equivalents and short-term investments to fund its operations for the 2006 fiscal year, which is expected to be at a higher level than in the 2005 fiscal year due to increased spending for clinical trials. However, the Company does not believe it will have adequate cash at this expected spending level to fund the research and development programs through the next twelve months. The Company will require additional funding after it utilizes the current liquid assets in order to continue the research and development programs as is currently budgeted for fiscal year 2006.

The Company is actively pursuing various financing alternatives as market conditions permit through additional debt or equity financings and through collaborative marketing and distribution agreements. The Company continues to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of our proprietary technologies. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. If the Company is unable to raise additional funding on acceptable terms, it will curtail certain programs and implement cost savings programs to continue its operations through at least July 1, 2006.

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

Immunomedics’ unrestricted investments in cash equivalents and marketable securities are available for sale to fund operations. The portfolio at June 30, 2005 primarily consists of corporate debt securities and municipal bonds.

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

Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives (5-10 years) of the respective assets. Leasehold improvements are capitalized and amortized over the lesser of the initial life of the lease or the estimated useful life of the asset. Immunomedics reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. Immunomedics assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows.

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

Revenue is recognized for royalties based on license sales of our product (CEA-Scan®) in Japan and in Europe. Royalties are recognized as earned in accordance with the contractual terms when royalty from licenses can be reliably measured and collectablity is reasonably assured.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities relate to the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements and tax returns. During fiscal years 2005, 2004 and 2003, the Company recognized tax benefits as a result of the sale of New Jersey net operating loss carry forwards (see Note 8).

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For the purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the years ended June 30, 2005, 2004 and 2003. The common stock equivalents excluded from the diluted per share calculation are 8,614,794, 5,095,250 and 4,325,750 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss, net unrealized gains (losses) on securities available for sale and certain foreign exchange translation changes and is presented in the consolidated statements of operations and comprehensive loss.

Employee Stock Options

Immunomedics applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded if on the date of grant the then-current market price of the underlying stock exceeded the exercise price. When the exercise price of employee or director stock options is less than the fair value of the underlying stock on the grant date, the Company records compensation expense for the difference over the vesting period of the options. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss allocable to common shareholders and related per share amounts would have been the pro forma amounts indicated below:

	2005	2004	2003
Net (loss), as reported	$(26,757,934)	$(22,355,255)	$(7,874,306)
Add: Stock-based employee compensation expense	—	97,570	106,440

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(13,960,538)	(8,251,069)	(7,332,028)

Pro forma net (loss)	$(40,718,472)	$(30,508,754)	$(15,099,894)

Earnings per share:
as reported	$(0.50)	$(0.45)	$(0.16)
pro forma	$(0.76)	$(0.61)	$(0.30)

The fair value of each option granted during the three years ended June 30, 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (i) dividend yield of 0%, (ii) expected term of 7.0 years, 7.5 years and 8.0 years for June 30, 2005, 2004 and 2003, (iii) expected volatility of 117% at June 30, 2005 and June 30, 2004 and 89% at June 30, 2003 and (iv) a risk-free interest rate of 3.94%, 4.51% and 3.53% for the years ended June 30, 2005, 2004 and 2003, respectively. The weighted average fair value at the date of grant for options granted during the years ended June 30, 2005, 2004 and 2003 was $2.21, $5.04 and $9.91 per share, respectively.

The Company’s Board of Directors approved the acceleration of vesting of all outstanding stock options (the “Acceleration”). The exercise price of all stock options was above market value at the time of the Acceleration. In accordance with SFAS 123, the Company expensed the remaining unrecognized compensation cost associated with the options with accelerated vesting in the pro forma disclosure. The total additional compensation cost of $8.1 million was recorded in the pro forma table. These actions were taken in order to avoid expense recognition in future financial statements upon adoption of FAS 123(R) (which will be effective July 1, 2005).

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

Financial Instruments

The carrying amounts of cash and cash equivalents, other current assets and current liabilities, long term debt and restricted securities approximate fair value due to the short-term maturity of these instruments. The fair value, which equals carrying value, of marketable securities available for sale is based on quoted market prices.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flows. Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Historically, in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, Immunomedics had elected to follow the disclosure only provisions of measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense is only disclosed in the footnotes to the financial statements. Immunomedics utilizes the Black-Scholes valuation method to value stock based compensation. All of the Company stock options that are outstanding as of June 30, 2005 are fully vested and accordingly, no expenses will be recorded related to those options in future periods. In accordance with Statement 123R the Company will begin recording compensation expense for all new option awards beginning July 1, 2005.

Reclassification

Certain 2004 and 2003 balances have been reclassified to conform with the 2005 presentation.

3. Marketable Securities and Restricted Securities

Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income (loss). Immunomedics considers all of its current investments to be available-for-sale. Marketable securities and restricted securities at June 30, 2005 and 2004 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
June 30, 2005
Money Market Funds	$14,300	$—	$—	$14,300
Agency/NJ Municipal Bonds	6,307	—	(54)	6,253
Corporate Debt Securities	1,113	8	(1)	1,120

	$21,720	$8	$(55)	$21,673

June 30, 2004
Agency/NJ Municipal Bonds	$7,365	$—	$(73)	$7,292
Corporate Debt Securities	2,114	43	(2)	2,155

	$9,479	$43	$(75)	$9,477

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2005 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$18,627	$18,616
Due after one year through five years	3,093	3,057

	$21,720	$21,673

Restricted securities at 2005 and 2004 of $18,125,000 and $5,100,800, respectively, are included in the tables above.

Unrealized losses in the portfolio relate to various debt securities including U.S. treasury obligations and corporate bonds. For these securities, the unrealized losses were primarily due to increases in interest rates. The gross unrealized losses in the portfolio of investments represent less than one percent of the total fair value of the portfolio. The Company has concluded that unrealized losses in its investment securities are not other-than-temporary and the Company has the ability to hold securities to the expected recovery date.

4. Inventory

Inventory consisted of the following at June 30 (in thousands):

	2005	2004
Work in process	$477	$—
Finished goods	167	479
Reserve for obsolescence	(150)	(139)

	$494	$340

5. Property and Equipment

Property and equipment consisted of the following at June 30 (in thousands):

	2005	2004
Machinery and equipment	$5,683	$5,314
Leasehold improvements	17,398	17,336
Furniture and fixtures	786	781
Computer equipment	1,343	1,297

	25,210	24,728
Accumulated depreciation and amortization	(15,058)	(13,195)

	$10,152	$11,533

Depreciation expense	$1,863	$1,948

6. Other Current Balance Sheet Detail

Other current assets consisted of the following at June 30 (in thousands):

	2005	2004
Prepaid insurance	$335	$310
Accrued interest receivable	103	119
Prepaid rent	63	53
Prepaid medical/dental insurance	65	66
Miscellaneous other current assets	220	201

	$786	$749

Accounts payable and accrued expenses consisted of the following at June 30 (in thousands):

	2005	2004
Trade accounts payable	$3,732	$1,251
Clinical trial accruals	1,140	823
Various legal counsel	1,585	1,487
Deferred rent expense	432	314
Accrued interest expense	314	152
Foreign income taxes payable	291	383
Miscellaneous other current liabilities	654	612

	$8,148	$5,022

Other long-term assets consisted of the following at June 30 (in thousands):

	2005	2004
5% Senior convertible notes
debt issuance costs – net	$2,368	$—
Insurance – cash surrender value	69	50
Other deposits	35	48

	$2,472	$98

7. Stockholders’ Equity

On August 19, 2005 at a Special Meeting of Stockholders a majority of holders of common stock of the Company approved an amendment to the Certificate of Incorporation to increase the number of shares of common stock authorized from 70 million to 110 million shares.

On August 2004, the Company sold 4,178,116 shares of its common stock, resulting in net proceeds to the Company of approximately $14.0 million. The shares were sold to institutional investors at a price of $3.61 per share. The shares of common stock were sold pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission.

The Certificate of Incorporation of the Company authorizes 10,000,000 shares of preferred stock, $.01 par value per share. The preferred stock may be issued from time to time in one or more series, with such distinctive serial designations, rights and preferences as shall be determined by the Board of Directors.

As part of an April 2004 agreement between Amgen, Inc. (“Amgen”) and the Company (see Note 10), the Company issued to Amgen a five-year warrant to purchase 100,000 shares of our common stock at a price equal to $16.00 per share, with an estimated value of $310,000. This was expensed in the fourth quarter of fiscal year 2004.

In February 2002, the Company’s Board of Directors made the decision to concurrently redeem all outstanding stockholder rights under its 1998 Stockholder Rights Plan, and declare a dividend of one new right per share pursuant to our 2002 Stockholder Rights Plan (the “2002 Rights Plan”) adopted by the Board of Directors. The 2002 Rights Plan involved the distribution of one “Right” as a dividend on each outstanding share of the Company’s common stock to each holder of record on March 15, 2002. The redemption cost amounted to $49,739. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series G Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company, at a price of $150.00 per one one-thousandth of a Preferred Share (the “Purchase Price”), subject to adjustment. The 2002 Rights Plan provides that if a third party acquires more than 15% of the Company’s common stock without prior approval of the Board of Directors, all of the stockholders of the Company (other than the acquiring party) will be entitled to buy either shares of a special series of our Preferred Shares, or shares of the Company’s common stock with a market value equal to double the Exercise Price for each Right they hold. Under these circumstances, the Board of Directors may instead allow each such Right (other than those held by the acquiring party) to be exchanged for one share of the Company’s common stock. The exercise or exchange of these Rights would have a substantial dilutive effect on the acquiring party. The Company’s Board of Directors retains the right at all times to discontinue the 2002 Rights Plan through redemption of all rights or amend the 2002 Rights Plan in any respect. The Rights will expire on March 1, 2012 (the “Final Expiration Date”), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed by the Company, in each case, as described in the 2002 Rights Plan. No shareholder has exercised this right as of June 30, 2005.

The Company’s Board of Directors approved the acceleration of vesting of all outstanding stock options (the “Acceleration”). The exercise price of all stock options was above market value at the time of the Acceleration. In accordance with SFAS 123, the Company expensed the remaining unrecognized compensation cost associated with the options with accelerated vesting in the pro forma disclosure. The total additional compensation cost of $8.1 million was recorded in the pro forma table. These actions were taken in order to avoid expense recognition in future financial statements upon adoption of FAS 123R (which will be effective July 1, 2005).

Under the terms of the Company’s 1983 Stock Option Plan, as amended (the “1983 Plan”), stock options are granted to employees and members of the Board of Directors, as determined by the Compensation Committee of the Board of Directors, at fair market value, become exercisable at 25% per year on each of the first through fourth anniversaries of the date of grant, and terminate if not exercised within ten years. In June 1993, the 1983 Plan expired, although options granted under the 1983 plan that have not terminated may continue to be exercised. On November 5, 1992, at the Company’s Annual Meeting of Stockholders, adoption of the Company’s 1992 Stock Option Plan (the “1992 Plan” and, together with the 1983 Plan, the “Plans”) was ratified. In September 2002, the 1992 Plan expired, although options granted under the 1992 plan that have not terminated may continue to be exercised. On December 5, 2001, at the Company’s 2001 Annual Meeting of Stockholders, adoption of our 2002 Stock Option Plan (the “2002 Plan” and, together with the 1992 Plan, the “Plans”) was ratified. The terms of the 2002 Plan are substantially similar to those under the Company’s 1992 Plan. Under the 2002 Plan, 8,000,000 shares were reserved for possible future issuance upon exercise of stock options. At June 30, 2005, 1,304,225 stock options were still available for future grant and shares of common stock were reserved for possible future issuance upon exercise of stock options both currently outstanding and which may be issued in the future.

Pursuant to the terms of the 2002 Plan, each of the Company’s outside Directors who had been a Director prior to July 1st of each year is granted, on the first business day of July of each year, an option to purchase shares of the Company’s common stock at fair market value on the grant date, the amount of which is determined at the discretion of the Company’s Board of Directors. On July 1, 2005, 2004 and 2003 stock options to purchase 70,000, 50,000 and 40,000 shares of common stock respectively, were granted to these Directors. When an outside Director is elected to the Board of Directors, they are awarded options for 10,000 shares of the Company’s common stock. There were two new Directors added to the Board during 2005, both of whom received 10,000 options at the fair market value at the time of their election.

Information concerning options for the years ended June 30, 2005, 2004 and 2003 is summarized as follows:

	Fiscal 2005
	Shares	Option Price Range
Outstanding, July 1, 2004	4,845,250	$1.44	-	$24.56
Granted	928,150	1.75	-	6.05
Exercised	(1,250)	3.25	-	3.25
Terminated	(285,500)	3.13	-	20.94

Outstanding, June 30, 2005	5,486,650	1.44	-	24.56

Exercisable, June 30, 2005	5,486,650	1.44	-	24.56

	Fiscal 2004
	Shares	Option Price Range
Outstanding, July 1, 2003	4,175,750	$1.44	-	$24.56
Granted	795,000	4.11	-	9.50
Exercised	(15,500)	1.78	-	4.63
Terminated	(110,000)	2.25	-	19.80

Outstanding, June 30, 2004	4,845,250	1.44	-	24.56

	Fiscal 2003
	Shares	Option Price Range
Outstanding, July 1, 2002	3,174,250	$1.44	-	$24.56
Granted	1,126,000	3.34	-	7.71
Exercised	(750)	1.78	-	1.78
Terminated	(123,750)	3.25	-	19.14

Outstanding, June 30, 2003	4,175,750	1.44	-	24.56

The following table summarizes information concerning options outstanding under the Plans at June 30, 2005:

Range of exercise price	Number outstanding at June 30, 2005	Weighted average exercise price	Weighted average remaining term (yrs.)	Number exercisable at June 30, 2005	Weighted average exercise price
$ 1.44 - 3.00	870,650	$1.78	8.1	870,650	$1.78
3.01 - 5.00	1,330,000	4.14	5.5	1,330,000	4.14
5.01 - 8.00	1,759,500	6.54	7.6	1,759,500	6.54
8.01-12.00	204,500	9.93	6.3	204,500	9.93
12.01-18.00	675,000	17.03	5.0	675,000	17.03
$ 18.01-24.56	647,000	20.55	5.9	647,000	20.55

	5,486,650	$8.27	6.6	5,486,650	$8.27

On May 18, 2000, the Board of Directors approved granting an aggregate of 325,000 stock options to Dr. David M. Goldenberg and Cynthia L. Sullivan that were subject to stockholder approval. Such approval was obtained from the stockholders during December 2000. The stock options were granted with an exercise price of $17.75, representing the stock price on the day of the Board of Directors’ approval. The difference in the stock price on that date as compared to the stock price of $19.06 on the date on which the stockholders’ approval was obtained resulted in compensation cost of $425,750 that was being expensed by the Company over the vesting period of four years. During fiscal years 2004 and 2003, the Company recorded compensation expense of $97,570 and $106,440 respectively, as a component of general and administrative expense.

8. Income Taxes

The benefit for income taxes is as follows:

	Year Ended June 30,
	2005	2004	2003
Federal
Current	$—	$—	—
Deferred	—	—	—

Total Federal	—	—	—
State
Current	(590)	(440)	(745)
Deferred	—	—	—

Total State	(590)	(440)	(745)
Foreign
Current	205	206	66
Deferred	—	—	—

Total Foreign	205	206	66

Total (benefit)	$(385)	$(234)	$(679)

A reconciliation of the statutory tax rates and the effective tax rates for each of the years ended June 30 is as follows:

	2005	2004	2003
Statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes (net of Federal tax benefit)	(6.3)%	(5.9)%	(5.3)%
Foreign income tax	0.1%	0.0%	(2.4)%
Change in valuation allowance	40.2%	34.2%	34.3%
Other	(1.4)%	4.7%	(0.5)%

	(1.4)%	(1.0)%	(7.9)%

Immunomedics utilizes SFAS No. 109, Accounting for Income Taxes, to account for income taxes. For fiscal years 2005, 2004 and 2003, the Company recorded a state tax benefit of $590,000, $440,000 and $745,000, respectively, as a result of its sale of approximately $7,335,000, $5,313,000 and $9,246,000 of New Jersey state net operating losses, respectively.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets as of June 30, 2005 and 2004 are presented below (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carry forwards	$67,010	$57,243
Research and development credits	7,068	6,377
Property and equipment	2,472	2,173
Other	757	611

Total	77,307	66,404
Valuation allowance	(77,307)	(66,404)

Net deferred taxes	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for fiscal years 2006 and 2005 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company continues to incur losses. The differences between book income and tax income primarily relates to depreciation.

At June 30, 2005, the Company has available net operating loss carry forwards for federal income tax reporting purposes of approximately $178,000,000 and for state income tax reporting purposes of approximately $111,000,000, which expire at various dates between fiscal 2006 and 2025. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. As a result of certain financing arrangements, the Company may have experienced such ownership changes. Accordingly, the Company’s net operating loss carry forwards available to offset future federal taxable income arising before such ownership changes may be limited. Similarly, the Company may be restricted in using its research credit carry forwards arising before such ownership changes to offset future federal income tax expense. Of the deferred tax asset valuation allowance related to the net operating loss carry forwards, approximately $24,400,000 relates to a tax deduction for non-qualified stock options. Immunomedics will increase capital contributed in excess of par when these benefits are deemed to be more likely than not to be realized for tax purposes. The net operating loss carry forwards for Federal income tax reporting purposes referred to above excludes certain losses from the Company’s operations in The Netherlands, which may also be limited.

9. Related Party Transactions

Certain of the Company’s affiliates, including members of its senior management and Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Company’s Chairman and Chief Strategic Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, who is the wife of Dr. David M. Goldenberg, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology and IBC Pharmaceuticals, Inc.

Dr. David M. Goldenberg

Dr. David M. Goldenberg was an original founder of Immunomedics over 20 years ago and continues to play a critical role in its business. He currently serves as Chairman of the Board of Directors and Chief Strategic Officer, and is married to our President and Chief Executive Officer, Cynthia L. Sullivan. Dr. Goldenberg is a party to a number of agreements with us involving not only his services, but intellectual property owned by him. In addition Dr. Goldenberg performs services for The Center for Molecular Medicine and Immunology (“CMMI”), a not-for-profit specialized cancer research center.

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

Life Insurance. The Company has also agreed with Dr. Goldenberg to maintain in effect for his benefit a $2,000,000 whole life insurance policy. If Dr. Goldenberg retires from Immunomedics on or after his agreed retirement, or if his employment ends because of permanent disability, the Company must pay all then outstanding loans, if any, made under such policy, and assign such policy to Dr. Goldenberg in consideration of the services previously rendered by Dr. Goldenberg to us. There are no outstanding loans as of June 30, 2005. If the employment of Dr. Goldenberg ends for any other reason, except for cause, Dr. Goldenberg has the option to purchase such policy for a price mutually agreed upon by him and the Board of Directors, but not to exceed the cash value thereof less any outstanding policy loans, or he may purchase such policy at its full cash value, less any outstanding loans, with the purchase price to the paid out of the proceeds of the policy or any earlier payment or withdrawal of all or any portion of its net cash value. The Company also currently maintains $4,000,000 of key man life insurance on Dr. Goldenberg for the benefit of the Company.

Additionally, a trust created by Dr. Goldenberg has purchased a $10,000,000 whole life policy on his life. The policy provides funds, which may be used to assist Dr. Goldenberg’s estate in settling estate tax obligations and thus potentially reducing the number of shares of the Common Stock the estate may be required to sell over a short period of time to raise funds to satisfy such tax obligations. During what is estimated to be a 15-year period, the Company is obligated to pay $143,000 per year towards premiums, compared to an equivalent $250,000 commitment under the previous policies, in addition to amounts required to be paid by Dr. Goldenberg. The Company has an interest in this new policy up to the cumulative amount of premium payments made by it under the old and new policies, which, through June 30, 2005, amounted to $2,266,000. If Dr. Goldenberg’s employment terminates, and the policy is not maintained, the Company would receive payment of only its invested cumulative premiums, up to the amount of cash surrender value in the policy.

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

Relationships with The Center for Molecular Medicine and Immunology

The Company’s product development has involved, to varying degrees, The Center for Molecular Medicine and Immunology (CMMI), a not-for-profit specialized cancer research center, for the performance of certain basic research and patient evaluations, the results of which are made available to the Company pursuant to a collaborative research and license agreement. CMMI, which is funded primarily by grants from the National Cancer Institute (NCI), is located in Belleville, New Jersey. Dr. Goldenberg is the founder, current President and a member of the Board of Trustees of CMMI. Dr. Goldenberg’s employment agreement permits him to devote more of his time working for CMMI than for the Company. Certain of the Company’s consultants have employment relationships with CMMI, and Dr. Hans Hansen, the Company’s emeritus executive officer, is an adjunct member of CMMI. Despite these relationships, the Company believes CMMI is independent of Immunomedics, and CMMI’s management and fiscal operations are the responsibility of CMMI’s Board of Trustees.

The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amount of approximately $66,000, $109,000 and $90,000 during the years ended June 30, 2005, 2004 and 2003, respectively. In 2005 the Company incurred $52,000 of legal expenses on behalf of CMMI for patent related matters. The Company has first rights to license these patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

During the fiscal years 2005, 2004 and 2003, the Company’s Board of Directors authorized and spent grants to CMMI of $3,000, $401,000 and $349,000, respectively, to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI.

IBC Pharmaceuticals

IBC Pharmaceuticals, Inc. (“IBC”) is a majority owned subsidiary of Immunomedics, Inc. IBC reimbursed Immunomedics for $206,000 and $271,000 of its research activities in 2005 and 2004, respectively, which were conducted on the joint venture’s behalf. The unreimbursed research activities at June 30, 2005 and 2004 are outstanding receivables $1,895,000 and $774,000 respectively. For the fiscal year ended June 30, 2003 the Company received reimbursement of $1,147,000 from IBC with respect to these research activities. The reimbursements for the fiscal years June 30, 2005, 2004 and 2003 were eliminated in consolidation.

As of June 30, 2005, the shares of IBC Pharmaceuticals, Inc. were held as follows:

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

In each of the fiscal years 2005, 2004 and 2003, Dr. Goldenberg received $55,000 in compensation for his services to IBC. At June 30, 2005, Dr. Goldenberg was a director of IBC, while Cynthia L. Sullivan, Gerard G. Gorman and Phyllis Parker served as the President, Treasurer and Secretary, respectively, of IBC.

Other

In fiscal year 2003, compensation expense of $360,000 was recorded which was associated with the issuance of a fully vested option to acquire 80,000 shares of common stock at a purchase price of $4.94 per share to Dr. Morton Coleman, a non-employee director, in consideration for consulting services to the Company.

10. License and Distribution Agreements

In October 2001, the Company entered into a Distribution Agreement with Logosys Logistik GmbH, pursuant to which Logosys packages and distributes the Company’s diagnostic imaging products, LeukoScan® and CEA-Scan®, within the countries comprising the European Union and certain other countries.

On December 17, 2000, the Company entered into a Development and License Agreement (the “Amgen Agreement”) with Amgen Inc. (“Amgen”), whereby Amgen obtained exclusive rights to continue the clinical development and commercialization in North America and Australia of the Company’s unlabeled, or “naked,” CD22 antibody compound, epratuzumab, for the treatment of patients with non-Hodgkin’s lymphoma.

Pursuant to the Amgen Agreement, the Company received an up-front payment of $18,000,000 that was recognized, beginning February 2001, as revenue of $750,000 per month over a period of 24 months. As of February 2003, this up-front payment was fully recognized as “License fee and other revenues.” Accordingly, the Company recognized $5,250,000 as “License fee and other revenues” for the fiscal year ended June 30, 2003. Costs incurred relating to the manufacture of the materials supplied to Amgen were recorded as research and development expense as incurred. For the years ended June 30, 2005, 2004 and 2003, the Company incurred $0, $275,000 and $1,245,000, respectively, of costs associated with supplying materials to Amgen.

On April 8, 2004, pursuant to a termination agreement between Amgen and the Company, Amgen returned all rights for epratuzumab, the humanized CD22 monoclonal antibody therapeutic the Company licensed to Amgen as part of the Amgen Agreement, including rights to second generation molecules and conjugates.

As part of the April 2004 transaction, the Company issued to Amgen a five-year warrant to purchase 100,000 shares of our common stock at a price equal to $16.00 per share with an estimated value of $310,000 which was expensed as research and development cost in 2004. If epratuzumab is approved for commercialization in the United States for non-Hodgkin’s lymphoma therapy, the Company will be required to pay Amgen a milestone payment in the amount of $600,000. There are no other financial obligations between the parties as a result of the termination agreement.

In June 2002, the Company granted a non-exclusive license to Daiichi Pure Chemicals Co. under Immunomedics’ carcinoembryonic antigen (CEA) patents. In addition, the Company recorded a royalty of $250,000, $183,000 and $265,000 for the years ended June 30, 2005, 2004 and 2003, respectively, as “License fee and other revenues” under that license.

In October 2003, the Company entered into a research collaboration with Schering AG of Berlin, Germany, involving bispecific antibody, pretargeting technologies for cancer therapy being developed by IBC. The Company has received $31,000 and $29,000 under this agreement for the years ended June 30, 2005 and 2004, respectively.

11. Commitments and Contingencies

Employment Contracts

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

Pursuant to the Agreement, Dr. Goldenberg may engage in other business and general investment and scientific activities, provided such activities do not materially interfere with the performance of any of his obligations under the Agreement, allowing for those activities he presently performs for CMMI and IBC (see Note 10). The Agreement extends the ownership rights of the Company, with an obligation to diligently pursue all ideas, discoveries, developments and products, in the entire medical field, which, at any time during his past or continuing employment by the Company (but not when performing services for CMMI), Dr. Goldenberg has made or conceived or hereafter makes or conceives, or the making or conception of which he has materially contributed to or hereafter contributes to, all as defined in the Agreement (collectively, “Goldenberg Discoveries”).

Further, pursuant to the Agreement, Dr. Goldenberg will receive, subject to certain restrictions, incentive compensation of 0.5% on the first $75,000,000 of all defined annual net revenue of Immunomedics and 0.25% on all such annual net revenue in excess thereof (collectively, “Revenue Incentive Compensation”). With respect to the period that Dr. Goldenberg is entitled to receive Revenue Incentive Compensation on any given products, it will be in lieu of any other percentage compensation based on sales or revenue due him with respect to such products under this Agreement or the existing License Agreement between the Company and Dr. Goldenberg. With respect to any periods that Dr. Goldenberg is not receiving such Revenue Incentive Compensation for any products covered by patented Goldenberg Discoveries or by certain defined prior inventions of Dr. Goldenberg, he will receive 0.5% on cumulative annual net sales of, royalties, certain equivalents thereof, and, to the extent approved by the Board, other consideration received by us for such products, up to a cumulative annual aggregate of $75,000,000 and 0.25% on any cumulative annual aggregate in excess of $75,000,000 (collectively “Royalty Payments”). A $100,000 annual minimum payment will be paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments. For each of the years ended June 30, 2005, 2004 and 2003, the Company paid Dr. Goldenberg the minimum required payment of $100,000. Dr. Goldenberg will also receive a percent, not less than 20%, to be determined by the Board, of net consideration (including license fees) which the Company receives for any disposition, by sale, license or otherwise (discussions directed to which commence during the term of his employment plus three years) of any of defined Undeveloped Assets of the Company which are not budgeted as part of the Company’s strategic plan. Pursuant thereto, Dr. Goldenberg received his interest in IMG (See Note 9).

On March 20, 2001, Cynthia L. Sullivan entered into a five-year employment agreement with the Company, which was extended to June 30, 2006 by the Board of Directors. Pursuant to this agreement, Ms. Sullivan will receive an annual minimum base salary of $275,000, an annual bonus in an amount to be determined by the Board of Directors but in no event less than 20% of the base salary, an annual grant of stock options covering not less than 150,000 shares of common stock per year and certain other benefits and change of control protections.

Operating Lease

Immunomedics is obligated under an operating lease for facilities used for research and development, manufacturing and office space. In November 2001, the Company renewed for an additional term of 20 years expiring in October 2021 at a base annual rate of $545,000, which is fixed for the first five years and increases thereafter every five years. The renewal includes an additional 15,000 square feet of space. Rental expense related to this lease was approximately $663,000 for each of the 2005, 2004 and 2003 fiscal years.

Including the extension of the facility lease as described above, the minimum lease commitments for facilities are as follows for fiscal years (in thousands):

2006	$545
2007	$552
2008	$556
2009	$556
2010	$556
Thereafter	$8,542

Significant Contracts

On June 1, 2005 Immunomedics signed a contract with PPD Development LP (“PPD”), a clinical research organization, to manage the two Phase III clinical trials for severe lupus erythematosus (“SLE”) which the Company is undertaking. This phase of the clinical trials is expected to take place over a period of three years. The anticipated fee to PPD over the next three years will be approximately $15 million, with payments to be made as part of monthly maintenance fees as well as for achievement of specified milestones in the clinical trials.

Legal Matters

Immunomedics is a party to various claims and litigation arising in the normal course of business, which includes some or all of certain of our patents. Management believes that the outcome of such claims and litigation will not have a material adverse effect on the Company’s consolidated financial position and results of operations. The following is a summary of certain claims that are outstanding:

F. Hoffmann-La Roche

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

On May 19, 2004 and July 20, 2004, Roche filed nullity actions in German and United Kingdom courts, respectively, challenging our patents relating to an improved method of disease therapy in combination with cytotoxic agents, wherein cytokines are used to prevent, mediate or reverse radiation-induced, drug-induced or antibody-induced toxicity, especially to hematopoietic cells. On December 1, 2004, the Company agreed to settle the United Kingdom patent litigation by surrendering the United Kingdom patent. In accordance with United Kingdom legal rules, Roche made an application for payment of its attorney’s fees and other costs to the court. We agreed on a resolution with Roche, which was subsequently settled. The related charges for this litigation were included in the General and Administrative expenses in Statement of Operations. In the German action the Company is defending the patent with amended claims and believes that it will prevail in such action.

Cytogen, Inc. and C.R. Bard Inc.

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

Willow Bay Associates, LLC

In 2000, a now-defunct finance broker filed suit against the Company in the United States District Court for the District of Delaware. In the case, the plaintiff claimed that it is entitled to damages in the form of brokerage commissions for breach of an alleged confidentiality and non-circumvention contract. The suit against the Company was dismissed on summary judgment, but subsequently reinstated. A trial held in January 2004 and post-trial submissions were filed in March. No decision by the Court has been received. Although it is not possible to forecast the Court’s decision, based on the Court’s initial ruling of dismissal and the trial, the Company believes that judgment will be entered in its favor. The Company further believes that even in the event of an unfavorable outcome, this lawsuit will not have a material adverse affect on the Company’s financial position and results of operations.

12. Debt

In April 2005 the Company issued through a private placement $37,675,000 of 5% senior convertible notes due in May 2008. The net proceeds of $35,200,000 from the financing will be used to fund clinical development programs for epratuzumab in moderate and severe lupus patients, repay existing indebtedness and fund general working capital requirements. The notes bear interest at a fixed annual rate of 5%, to be paid semiannually in arrears beginning in November 2005. The notes are convertible into the Company’s common stock at $2.62 per share subject to adjustment based on the anti-dilution provision. The holders of the notes may elect to convert the notes into shares of common stock at any time. If the Company forces conversion of the Notes prior to maturity the holders will be paid on the date of conversion any interest that would have been earned during the three-year term, (a “make-whole” payment).

The Company had reserved approximately 7.3 million shares of authorized and unissued common stock for conversion of the 5% notes, (including the shares formerly reserved for conversion of the Company’s 3.25% convertible notes). These 7.3 million shares represented all of the currently available and authorized and unissued common stock. To convert all of the 5% notes outstanding at the initial conversion price would require approximately 14.4 million shares of common stock, or approximately 5.5 million shares more than are currently available. This will require the Company shareholders to approve an additional 40 million shares of common stock. With this approval the Company will have available the shares of common stock necessary for the potential conversion of all notes and warrants, (see note 16).

If approval for additional shares of common stock is not received from the shareholders within 120 days of the closing, additional interest will accrue on the notes at an annual rate of 1.0% per month up to a maximum interest rate of 15%. An additional increase of up to 2% in the interest will be charged if the Company is unable to register with the Securities & Exchange Commission, for a potential maximum annual interest cap of 17%. With the August 19, 2005 stockholder approval for additional shares of common stock discussed in note 16, the additional interest penalty of 1% per month up to a maximum interest rate of 15% will not be incurred by the Company.

As part of the transaction the Company included detachable warrants to purchase additional shares of common stock. The conversion of these warrants into common stock is 76.394 shares of common stock for each $1,000 amount of principal Notes. The warrants are exercisable at $2.98 per warrant share. The warrants expire in April 2008. The Company also included an offer to the note holders an option to purchase up to an additional 20% of the notes & warrants converted by the note holders by August 29, 2005, which has expired without being exercised.

The Company evaluated the proceeds received from the 5% senior convertible notes under the guidance of APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The proceeds received from the issuance of debt and stock warrants were allocated between the two components based on the relative fair values of the two securities at the time of issuance (April 29, 2005). The portion of the proceeds allocated to the warrants was initially valued at $3,687,000. The resulting debt discount will be amortized to interest expense over the life of the notes, resulting in an adjustment of the stated interest yield. The amortization of debt discount was $205,000 for the year ended June 30, 2005.

The warrants have initially been recorded as a liability in the balance sheets in accordance with EITF 00-19 -Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, since the Company does not have sufficient authorized and unissued shares available to settle the detachable warrant contract. In accordance with EITF 00-19, all assets and liability contracts are revalued each reporting period and changes in the fair value of the contract are recorded in earnings. The valuation of the liability for these warrants was adjusted as of June 30, 2005 due to the decline in the Company’s common stock from $2.16 per share on April 29, 2005 to $1.71 per share. As such, the reduction of the liability for warrants ($938,760) was recorded in the statement of operations.

Also, at closing of the Company’s 5% Convertible Notes, the Company retired and exchanged the entire $10,000,000 principal amount of its 3.25% Convertible Notes that were due in January 2006, in two separate transactions. The Company paid approximately $5.09 million, (which includes interest accrued on the 2006 Notes) from the proceeds of the offering to retire $5 million of its outstanding principal. In addition, the Company exchanged $5.0 million of its outstanding 3.25% convertible notes for the newly issued 5% senior convertible notes. Even though the notes were considered substantially different, as defined by EITF Debtor’s Accounting for a Substantive Modification and Exchange of Debt Instruments, no gain or loss was recorded on the exchange as the fair value of the newly issued debt instrument was considered the same as the carrying value of the 3.25% debt instrument exchanged.

The costs incurred as part of the transaction ($2,507,000) are amortized over 36 months and are reported as interest expense ($139,000). Total interest expense and related amortization expense for the 5% senior convertible notes for the year ended June 30, 2005 was $658,000.

In January 2004, the Company completed a $10,000,000 financing of Senior Convertible Notes, which were due January 12, 2006. The notes bear interest at a fixed annual rate of 3.25% to be paid semiannually in arrears beginning in July 2004. The holder of the notes could convert the notes at any time prior to the maturity date into shares of the Company’s common stock at a conversion price of $6.09 per share. Immunomedics has filed a registration statement under the Securities Act of 1933, as amended, with the SEC for registration of the notes and the shares of common stock issuable upon conversion of the notes. Proceeds from the financing were used to continue the Company’s development of its cancer and autoimmune disease therapeutics and for working capital and other general corporate purposes. On April 29, 2005 the Company retired and exchanged the entire $10 million principal amount from proceeds from the 5% senior convertible notes. One half of the total principal ($5 million) was retired, including accrued interest. The remaining principal (5 million) was exchanged for $5 million of the 5% senior convertible notes due in April 2008. For the year ended June 30, 2005, the Company incurred interest expense of approximately $271,000 and $152,000, respectively.

In May 2003, Immunomedics completed a $6,376,000 bond financing with the New Jersey Economic Development Authority, pursuant to which Immunomedics was able to refinance its capital investment in a new manufacturing facility at a rate of interest below that which would have otherwise been available. The variable interest rate on the bonds was 3.28% at June 30, 2005. In connection with this financing, Immunomedics granted certain security interests to the New Jersey Economic Development Authority with respect to its properties and assets, and agreed to become subject to certain customary affirmative as well as restrictive covenants, none of which it believes will affect its business or operations in any material respect. In addition, the bonds are subject to mandatory redemption, if the fair value of the Company’s collateralized assets falls below the outstanding loan balance. The Company’s collateral is recorded as restricted securities in the balance sheet. At June 30, 2005, the Company’s indebtedness under this financing was approximately $3,825,600 due in equal monthly installments over the next 36 months. For the years ended June 30, 2005, 2004 and 2003, the Company incurred interest expense of approximately $107,000, $73,000 and $9,000, respectively. Interest and principal payments are due monthly.

The following table summarized the Company’s principal payments for the next five years (in thousands):

2006	$1,275
2007	$1,275
2008	$38,950
2009	$—
2010	$—

13. Geographic Segments

Immunomedics manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases, and it currently reports as a single industry segment. Immunomedics markets and sells its products in the United States and throughout Europe.

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the years ended (in thousands):

June 30, 2005

	United States	Europe	Total
Total assets	$45,605	$2,318	$47,923
Property and equipment, net	10,149	3	10,152
Revenues	798	3,015	3,813
Income (loss) before tax benefits	(27,750)	607	(27,143)

June 30, 2004

	United States	Europe	Total
Total assets	$30,142	$1,946	$32,088
Property and equipment, net	11,528	5	11,533
Revenues	1,131	3,175	4,306
Income (loss) before tax benefits	(23,292)	703	(22,589)

June 30, 2003

	United States	Europe	Total
Total assets	$40,045	$5,085	$45,130
Property and equipment, net	12,293	6	12,299
Revenues	10,754	2,965	13,719
Income (loss) before tax benefits	(9,351)	797	(8,554)

14. Defined Contribution Plans

U.S. employees are eligible to participate in the Company’s 401(k) plan, while employees in international locations are eligible to participate in other defined contribution plans. Aggregate Company contributions to its benefit plans totaled approximately $70,000, 72,000 and $55,000 for June 30, 2005, 2004 and 2003, respectively.

15. Quarterly Results of Operations (Unaudited)

	Three Months Ended
	June 30 2005	March 31 2005	Dec. 31 2004	Sept. 30 2004	June 30 2004	March 31 2004	Dec. 31 2003	Sept. 30 2003
	(In thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Revenues	$610	$1,089	$999	$1,116	$912	$1,151	$1,057	$1,186
Gross profit (1)	480	729	637	897	490	940	789	675
Income tax benefit/(provision)	38	(104)	581	(130)	(37)	(58)	358	(29)
Net loss	(10,094)	(6,059)	(6,356)	(4,249)	(6,825)	(5,489)	(4,858)	(5,183)
Net loss per common share allocable to common stockholders	$(0.19)	$(0.11)	$(0.12)	$(0.08)	$(0.14)	$(0.11)	$(0.10)	$(0.10)
Weighted average number of common shares outstanding	54,073	54,073	54,073	52,529	49,886	49,888	49,883	49,882

(1)	Gross profit is calculated as product sales less cost of goods sold.

16. Subsequent Event

On August 19, 2005 at a Special Meeting of Stockholders a majority of holders of common stock of the Company approved an amendment to the Certificate of Incorporation to increase the number of shares of common stock authorized from 70 million to 110 million shares.

In addition, the shareholders voted to authorize shares of common stock for conversion if required, into common stock for the 5% senior convertible notes and the warrants. The 5% senior convertible notes and warrants are therefore no longer restricted as to conversion into shares of common stock. The restricted proceeds from these notes and warrants that had been held in escrow ($14.3 million) are unrestricted. The liability for the warrants was increased by $270,000 on August 19, 2005 to reflect the Company’s common stock valuation. This increase in the liability for the warrants will be reflected in the statement of operations. The warrants are expected to be reclassified to permanent equity during the first quarter 2006.

Immunomedics, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Reserves

For the Years Ended June 30, 2005, 2004 and 2003

Allowance for Doubtful Accounts

Year ended:	Balance at Beginning of Period	Changes to Reserve(1)	Charges to Expense		Other Charges	Balance at End of Period
June 30, 2003	$(289,866)	$15,899	$(107,714)		$—	$(381,681)
June 30, 2004	$(381,681)	$37,957	$—		$—	$(343,724)
June 30, 2005	$(343,724)	$88,217	$105,972	(2)		$(149,535)

(1)	Uncollectible accounts written off, net of reserves
(2)	Changes in estimate of reserve due to improved collection efforts

Reserve for Inventory Obsolescence

Year ended:	Balance at Beginning of Period	Changes to Reserve	Charges to Expense	Other Charges	Balance at End of Period
June 30, 2003	$—	$—	$—	$—	$—
June 30, 2004	$—	$—	$(139,000)	$—	$(139,000)
June 30, 2005	$(139,000)	$16,614	$(27,614)	$—	$(150,000)

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Immunomedics; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COCO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management has concluded that we maintained effective internal control over financial reporting as of June 30, 2005.

Our independent auditors have issued an attestation report on our management’s assessment of Immunomedics’ internal control over financial reporting.

Changes in internal controls: Such evaluation did not identify any significant changes in our internal controls over financial reporting that occurred during the year ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

    Immunomedics, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, that Immunomedics, Inc. maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Immunomedics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Immunomedics, Inc. maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Immunomedics, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2005 of Immunomedics, Inc. and our report dated September 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

September 7, 2005

Item 9B – Other Information

None.

PART III

Item 10 — Directors and Executive Officers of the Registrant

The response to this item will be set forth in the Proxy Statement for our 2005 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference herein.

Item 11 — Executive Compensation

The response to this item will be set forth in the Proxy Statement and is incorporated by reference herein.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the response to this item will be set forth in the Proxy Statement and is incorporated by reference herein.

Equity Compensation Plan Information

The following table provides information as of June 30, 2005 about our Common Stock that may be issued upon the exercise of options under our existing equity compensation plans, including the 1992 Stock Option Plan and the 2002 Stock Option Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column) (a)
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security holders	5,486,650		$8.27	1,304,225
Equity Compensation Plans not Approved by Security holders	0	(1)	—	0

Total	5,486,650		$8.27	1,304,225

(1)	We do not have any compensation plans under which equity securities are authorized for issuance which have not been approved by our stockholders.

Item 13 — Certain Relationships and Related Transactions

The response to this item will be set forth in the Proxy Statement and is incorporated by reference herein.

Item 14 — Principal Accounting Fees and Services

The response to this item will be set forth in the Proxy Statement and is incorporated by reference herein.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report:

1.	Consolidated Financial Statements:

Consolidated Balance Sheets – June 30, 2005 and 2004
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2005, 2004 and 2003
Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years
ended June 30, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Reserves

3.1(a)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on July 6, 1982(c)

3.1(b)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on April 4, 1983(c)

3.1(c)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on December 14, 1984(c)

3.1(d)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on March 19, 1986(c)

3.1(e)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 17, 1986(c)

3.1(f)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 21, 1990(d)

3.1(g)	Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 12, 1992(g)

3.1(h)	Certification of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 7, 1996(j)

3.1(i)	Amended and Restated Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of Immunomedics, Inc.(m)

3.1(j)	Certificate of Designation of Series G Junior Participating Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on March 15, 2002(t)

3.1(k)	Amendment to the Articles of Incorporation as filed with the Secretary of State of the State of Delaware on August 25, 2005

3.2	Amended and Restated By-Laws of the Company(t)

4.1	Specimen Certificate for Common Stock(t)

4.2	Rights Agreement, dated as of March 4, 2002, between the Company and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate(r)

4.3	Warrant For the Purchase of Shares of Common Stock of the Company, dated as of May 23, 2002(s)

4.4	Form of Registration Rights Agreement between Immunomedics, Inc. and several purchasers(x)

4.5	Form of Warrant Agreement between Immunomedics, Inc. and JPMorgan Chase Bank, N.A. as Warrant Agent(x)

4.6	Form of Indenture by and among Immunomedics, Inc., Law Debenture Trust Company of New York as Trustee, and JPMorgan Chase Bank, N.A. as Registrar, Paying Agent and Conversion Agent(x)

10.1#	Immunomedics, Inc. 1992 Stock Option Plan (j)

10.2#	Immunomedics, Inc. 2002 Stock Option Plan, as amended.(t)

10.3#	Executive Supplemental Benefits Agreement with David M. Goldenberg, dated as of July 18, 1986 (b)

10.4#	Amended and Restated Employment Agreement, dated November 1, 1993, between the Company and Dr. David M. Goldenberg (h)

10.5#	Amendment No. 2 to the Amended and Restated Employment Agreement, dated as of July 1, 2001 between the Company and Dr. David M. Goldenberg (q)

10.6#	David M. Goldenberg Severance Agreement, dated as of June 18, 2002, between David M. Goldenberg and the Company(t)

10.7#	Employment Agreement, dated March 10, 2001, between the Company and Cynthia L. Sullivan (p)

10.8	Exclusive License Agreement with David M. Goldenberg, dated as of July 14, 1982 (a)

10.9	Amended and Restated License Agreement among the Company, CMMI and David M. Goldenberg, dated December 11, 1990 (e)

10.10	Amendment, dated March 11, 1995, to the Amended and Restated License Agreement among the Company, CMMI, and David M. Goldenberg, dated December 11, 1990 (i)

10.11	License Agreement, dated as of January 21, 1997, between the Company and Center for Molecular Medicine and Immunology, Inc. (k)

10.12	License Agreement, dated March 5, 1999, by and between the Company and IBC Pharmaceuticals (n)

10.13	Development and License Agreement, dated December 17, 2001, between the Company and Amgen, Inc. (Confidentiality treatment has been granted for certain portions of the Agreement) (o)

10.14	Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc., dated May, 1983 (a)

10.15	Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992 (f)

10.16	Distribution and Product Services Agreement, dated as of May 15, 1998, between the Company and Integrated Commercialization Solutions, Inc. (Confidentiality treatment has been granted for certain portions of the Agreement) (l)

10.17	Contract for Services dated effective as of January 1, 2002 between the Company and Logosys Logistik GmbH (q)

10.18	Contribution and Assignment Agreement, dated as of June 30, 2002, between IBC Pharmaceuticals, LLC and IBC Pharmaceuticals, Inc.(t)

10.19	Bond Financing Agreement, dated May 27, 2003, between the New Jersey Economic Development Authority, the Company as Borrower, Fleet National Bank as Agent and as Purchaser (v)

10.20	Placement Agency Agreement, dated July 28, 2004, by and between the Company and RBC Capital Markets Corporation (w)

10.22	Form of Purchase Agreement between Immunomedics, Inc. and several purchasers (x)

21.1*	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-1 effective October 6, 1983 (Commission File No. 2-84940)

(b)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1986
(c)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990
(d)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1990
(e)	Incorporated by reference from the Exhibits to the Company Registration Statement on Form S-2 effective July 24, 1991 (Commission File No. 33-41053)
(f)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 effective January 30, 1992 (Commission File No. 33-44750)
(g)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993
(h)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993
(i)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995
(j)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996
(k)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996
(l)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998
(m)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated December 15, 1998
(n)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated March 23, 1999
(o)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q (as amended) for the fiscal quarter ended March 31, 2001
(p)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001
(q)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001
(r)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated March 8, 2002
(s)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-3, as filed with the Commission on June 12, 2002
(t)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002
(u)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-3, as filed with the Commission on April 23, 2004
(v)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003
(w)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated August 2, 2004
(x)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated May 2, 2005
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

Date: September 12, 2005	By:	/s/ CYNTHIA L. SULLIVAN
Cynthia L. Sullivan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID M. GOLDENBERG	Chairman of the Board	September 12, 2005
David M. Goldenberg

/s/ CYNTHIA L. SULLIVAN Cynthia L. Sullivan	President, Chief Executive Officer and Director (Principal Executive Officer)	September 12, 2005

/s/ MARVIN E. JAFFE	Director	September 12, 2005
Marvin E. Jaffe

/s/ RICHARD R. PIVIROTTO	Director	September 12, 2005
Richard R. Pivirotto

/s/ MORTON COLEMAN	Director	September 12, 2005
Morton Coleman

/s/ MARY PAETZOLD	Director	September 12, 2005
Mary Paetzold

/s/ BRIAN A. MARKISON	Director	September 12, 2005
Brian A. Markison

/s/ DON C. STARK	Director	September 12, 2005
Don C. Stark

/s/ GERARD G. GORMAN Gerard G. Gorman	Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	September 12, 2005

EXHIBIT LIST

(excludes documents incorporated by reference)

3.1(k)	Amendment to the Articles of Incorporation as filed with the Secretary of State of the State of Delaware on August 25, 2005.
21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(Exhibits available upon request)