Form 10-K/A
period 2005-06-30
IMMUNOMEDICS INC
filed 2005-09-26
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended June 30, 2005 of Immunomedics, Inc. is filed solely for the purpose of amending and restating Part II, Item 9A, Controls and Procedures, to include a description of our disclosure controls and procedures and the conclusions of the principal executive officer and the principal financial officer as of June 30, 2005. In addition, in connection with the filing of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended June 30, 2005, and pursuant to the rules of the Securities and Exchange Commission, we are including certain currently dated certifications. Except as described above, no other changes have been made to the Annual Report on Form 10-K for the year ended June 30, 2005. This Amendment No. 1 to the Annual Report on Form 10-K for the year ended June 30, 2005 continues to speak as of the date of the Annual Report on Form 10-K for the year ended June 30, 2005, and we have not updated the disclosures contained in this Amendment No. 1 to the Annual Report on Form 10-K for the year ended June 30, 2005 to reflect any events that occurred at a date subsequent to the filing of the Annual Report on Form 10-K for the year ended June 30, 2005. The filing of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended June 30, 2005 is not a representation that any statements contained in items of the Annual Report on Form 10-K for the year ended June 30, 2005 other than that information being amended are true or complete as of any date subsequent to the date of the Annual Report on Form 10-K for the year ended June 30, 2005.

PART II

Item 9A – Controls and Procedures

Section Item 9A Controls and Procedures is replaced in its entirety with the following:

Disclosure Controls and Procedures: We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules promulgated by the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these disclosure controls and procedures and, as required by the rules of the SEC, to evaluate their effectiveness. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management has concluded that we maintained effective internal control over financial reporting as of June 30, 2005.

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

Exhibits
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

IMMUNOMEDICS, INC.

Date: September 26, 2005	By:	/s/ CYNTHIA L. SULLIVAN
Cynthia L. Sullivan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID M. GOLDENBERG David M. Goldenberg	Chairman of the Board	September 26, 2005

/s/ CYNTHIA L. SULLIVAN Cynthia L. Sullivan	President, Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2005

/s/ MARVIN E. JAFFE	Director	September 26, 2005
Marvin E. Jaffe

/s/ RICHARD R. PIVIROTTO	Director	September 26, 2005
Richard R. Pivirotto

/s/ MORTON COLEMAN	Director	September 26, 2005
Morton Coleman

/s/ MARY PAETZOLD	Director	September 26, 2005
Mary Paetzold

/s/ BRIAN A. MARKISON	Director	September 26, 2005
Brian A. Markison

/s/ DON C. STARK	Director	September 26, 2005
Don C. Stark

/s/ GERARD G. GORMAN Gerard G. Gorman	Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2005

EXHIBIT LIST

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.