Form 10-Q
period 2005-09-30
IMMUNOMEDICS INC
filed 2005-11-07
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock outstanding as of November 3, 2005 was 54,073,059.

IMMUNOMEDICS, INC.

ITEM 1. FINANCIAL STATEMENTS

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	June 30, 2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,526,227	$11,937,483
Marketable securities	2,162,457	3,547,507
Accounts receivable, net of allowance for doubtful accounts of $140,000 and $150,000, at September 30, 2005 and June 30, 2005, respectively	219,464	409,458
Inventory, net of reserve for obsolescence of $154,000 and $150,000 at September 30, 2005 and June 30, 2005, respectively	760,590	493,603
Other current assets	1,273,113	785,677
Restricted securities- current portion	1,275,200	15,575,200

Total current assets	24,217,051	32,748,928
Property and equipment, net of accumulated depreciation of $15,499,714 and $15,058,604, at September 30, 2005 and June 30, 2005, respectively	9,813,194	10,152,115
Restricted securities	2,231,600	2,550,400
Other long-term assets	2,309,909	2,471,706

	$38,571,754	$47,923,149

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current portion of long-term debt	$1,275,200	$1,275,200
Accounts payable and accrued expenses	7,089,668	8,147,723

Total current liabilities	8,364,868	9,422,923

Long-term debt	36,731,683	36,743,233
Other liabilities – warrants	—	2,748,240
Minority interest	247,704	272,160
Commitments and Contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2005 and June 30, 2005	—	—
Common stock, $0.01 par value; authorized 110,000,000 shares; issued and outstanding, 54,073,059 shares at September 30, 2005 and June 30, 2005	540,730	540,730
Capital contributed in excess of par	176,442,375	173,417,147
Treasury stock, at cost, 34,725 shares	(458,370)	(458,370)
Accumulated deficit	(183,559,007)	(175,015,679)
Accumulated other comprehensive income	261,771	252,765

Total stockholders’ (deficit) equity	(6,772,501)	(1,263,407)

	$38,571,754	$47,923,149

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three Months Ended September 30,
	2005	2004
	(unaudited)
Revenues:
Product sales	$280,074	$1,062,693
License fee and other revenues	98,077	52,914
Research and development	44,762	—

Total revenues	422,913	1,115,607

Costs and Expenses:
Costs of goods sold	128,735	166,139
Research and development	6,526,932	5,266,929
Sales and marketing	158,276	218,036
General and administrative	1,084,920	778,699

Total costs and expenses	7,898,863	6,429,803

Operating loss	(7,475,950)	(5,314,196)
Loss on change in fair value of warrants	(269,988)	—
Litigation settlement	—	1,111,750
Interest and other income	218,425	84,306
Interest expense	(1,040,100)	(101,946)
Minority interest	24,456	25,121
Foreign currency transaction (loss) gain	(171)	76,393

Loss before income tax	(8,543,328)	(4,118,572)
Income tax provision	—	(130,088)

Net loss	$(8,543,328)	$(4,248,660)

Per share data (basic and diluted):
Net loss	$(0.16)	$(0.08)

Weighted average number of common shares outstanding	54,073,059	52,528,850

Comprehensive loss:
Net loss	$(8,543,328)	$(4,248,660)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	10,541	23,293
Unrealized (loss) gain on securities available for sale-net	(1,535)	62,977

Other comprehensive income (loss)	9,006	86,270

Comprehensive loss	$(8,534,322)	$(4,162,390)

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(8,543,328)	$(4,248,660)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	441,110	473,176
Minority interest	(24,456)	(25,121)
Credit for allowance for doubtful accounts	(9,128)	(61,024)
Inventory reserve	4,475	—
Amortization of premiums of marketable securities	30,065	40,533
Amortization of debt issuance costs and debt discount	516,146	—
Loss on change in fair value of warrants	269,988	—
Non-cash expense relating to issuance of stock options	7,000	—
Changes in operating assets and liabilities	(1,664,930)	(1,219,138)
Other	10,541	23,293

Net cash used in operating activities	(8,962,517)	(5,016,941)

Cash flows from investing activities:
Purchases of marketable and restricted securities	(415,509)	(6,941,475)
Proceeds from sales and maturities of marketable securities	2,087,759	482,397
Purchases of property and equipment	(102,189)	(204,559)

Net cash provided by (utilized in) investing activities	1,570,061	(6,663,637)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	—	14,003,019
Release of restricted funds from escrow	14,300,000	—
Exercise of stock options	—	4,062
Payments of debt	(318,800)	(318,800)

Net cash provided by financing activities	13,981,200	13,688,281

Net increase in cash and cash equivalents	6,588,744	2,007,703
Cash and cash equivalents, beginning of period	11,937,483	9,133,297

Cash and cash equivalents, end of period	$18,526,227	$11,141,000

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

Reference is made to the Annual Report on Form 10-K of Immunomedics, Inc., a Delaware corporation (“Immunomedics,” the “Company,” “we,” “our” or “us”) for the year ended June 30, 2005, which contains our audited consolidated financial statements and the notes thereto.

1. Business Overview and Basis of Presentation

The accompanying unaudited consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2005 has been derived from the Company’s audited 2005 consolidated financial statements. Operating results for the three-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2006, or any other period.

Immunomedics is subject to significant risks and uncertainties, including, without limitation, our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements, (if any); uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; our ability to protect our proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally. For more details regarding such risks and uncertainties please refer to the section entitled “Factors That May Affect Our Business and Results of Operations” included in our Quarterly Report on Form 10-Q for the three month period ended September 30, 2005.

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

The Company is actively pursuing various financing alternatives as market conditions permit through additional debt or equity financings and through collaborative development, marketing and distribution agreements. The Company continues to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of proprietary technologies. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. If the Company is unable to raise additional funding on acceptable terms, it will curtail certain programs and implement cost savings programs in order to continue operations through fiscal year 2006.

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

Foreign Currencies

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at the period-end exchange rates, and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity in the Consolidated Balance Sheets and are included in the determination of comprehensive loss. Transaction gains and losses are included in the determination of net income.

Cash Equivalents, Marketable Securities and Restricted Securities

The Company considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents.

Immunomedics’ investments in cash equivalents, marketable securities and restricted securities are classified as securities that are available for sale. The portfolio at September 30, 2005 primarily consisted of corporate debt securities and municipal bonds.

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

Inventory

Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. As of September 30, 2005 the inventory balance consisted of finished goods of $1,860 and work in process of $758,730.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities relate to the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements and tax returns. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income taxes are provided for profitable foreign jurisdictions at the applicable effective tax rate. During the three-month period ended September 30, 2004, the Company provided income taxes of $130,000 relating to foreign operations, however no income taxes were provided for the current quarter.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three-month periods ended September 30, 2005 and 2004. The common stock equivalents excluded from the diluted per share calculation are 5,284,250 and 4,993,000 shares at September 30, 2005 and 2004, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss, net unrealized gains (losses) on securities available for sale and foreign exchange translation changes and is presented in the Consolidated Statements of Operations and Comprehensive Loss.

Stock-Based Compensation

Prior to July 1, 2005, the Company’s stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended June 30, 2005 or 2004, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As of June 30, 2005, all outstanding stock options have been fully vested. Results for prior periods have not been restated.

During the second half of the 2005 fiscal year the Company’s Board of Directors approved the acceleration of vesting of all outstanding stock options (the “Acceleration”). The exercise price of all outstanding stock options was above market value at the time of the Acceleration. In accordance with SFAS 123, the Company expensed the remaining unrecognized compensation cost associated with the options with accelerated vesting in the pro forma disclosure. These actions were taken in order to avoid expense recognition in future financial statements upon adoption of FAS 123(R).

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s loss before income taxes for the three-months ended September 30, 2005, was $7,000 higher than if it had continued to be accounted for as share-based compensation under Opinion 25.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plan in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	Three Months Ended September 30,
	2005	2004
Net (loss), as reported	$(8,543)	$(4,249)
Add: Total stock–based employee compensation expense determined under fair value based method for all awards	—	(1,592)

Pro forma net loss	$(8,543)	$(5,841)

Loss per share:
-as reported	$(0.16)	$(0.08)
-pro forma	(0.16)	$(0.11)

Share Option Plan

The Company’s Employee Share Option Plan (the “Plan”), permits the grant of share options and shares to its employees for up to 8 million shares of common stock. A full disclosure of these plans are outlined in Note 7 in our audited financial statements. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on four years of continuous service and have 10-year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan).

The Company’s Board of Directors approved the acceleration of vesting of all outstanding stock options (the “Acceleration”). The exercise price of all stock options was above market value at the time of the Acceleration. In accordance with SFAS 123, the Company expensed the remaining unrecognized compensation cost associated with the options with accelerated vesting in the pro forma disclosure in its June 30, 2005 financial statements. The total additional compensation cost of $8.1 million was recorded in the pro forma table in the June 30, 2005 financial statements.

The fair value of each option granted during the three month periods ended September 30,2005 and 2004 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (i) dividend yield of 0%, (ii) expected term of 8.0 years and 7.5 years for September 30, 2005 and 2004, (iii) expected volatility of 113% at September 30, 2005 and 117% at September 30, 2004 and (iv) a risk-free interest rate of 4.33% and 4.24%, for the three month periods ended September 30, 2005 and 2004, respectively. The weighted average fair value at the date of grant for options granted during the three month periods ended September 30, 2005 and 2004 was $1.76 and $4.08 per share, respectively. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the quarter ended September 30, 2005 is summarized as follows:

	Shares	Option Price Range
Outstanding, July 1, 2005	5,486,650	$1.44	-	$24.56
Granted	70,000	1.76	-	1.76
Exercised	-
Terminated	(522,400)	1.75	-	17.75

Outstanding, September 30, 2005	5,034,250	1.44	-	24.56

Exercisable, September 30, 2005	4,964,250	1.44	-	24.56

The Company has 70,000 non-vested options outstanding. As of September 30, 2005, there was $105,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of four years.

3. Marketable Securities and Restricted Securities

Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as separate component of accumulated other comprehensive loss. Immunomedics considers all of its current investments to be available-for-sale. Marketable securities and restricted securities at September 30, 2005 and June 30, 2005 consist of the following ($ in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
September 30, 2005
Municipal Bonds/Agency	$5,657	$—	$(48)	$5,609
Corporate Debt Securities	60	—	—	60

	$5,717	$—	$(48)	$5,669

June 30, 2005
Money Market Funds	$14,300	$—	$—	$14,300
Municipal Bonds/Agency	6,307	—	(54)	6,253
Corporate Debt Securities	1,113	8	(1)	1,120

	$21,720	$8	$(55)	$21,673

Restricted securities at September 30, 2005 and June 30, 2005 of approximately $3,506,800 and $18,125,000, respectively, are included in the table above.

4. Property and Equipment

Property and equipment consists of the following ($ in thousands):

	September 30, 2005	June 30, 2005
Machinery and equipment	$5,733	$5,683
Leasehold improvements	17,418	17,398
Furniture and fixtures	800	786
Computer equipment	1,361	1,343

	25,312	25,210
Accumulated depreciation and amortization	(15,499)	(15,058)

	$9,813	$10,152

5. Geographic Segments

Immunomedics manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based products for cancer, autoimmune and other serious diseases, and it currently reports as a single industry segment. Immunomedics markets and sells its products in the United States and throughout Europe. No product sales from a single customer exceeded 10% of consolidated product sales.

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of September 30 and for the three-months then ended ($ in thousands):

	Three-Months Ended September 30, 2005
	United States	Europe	Total
Total assets	$36,228	$2,344	$38,572
Property and equipment, net	9,811	2	9,813
Revenues	230	193	423
Income (loss) before tax benefit	(8,377)	(166)	(8,543)

	Three-Months Ended September 30, 2004
	United States	Europe	Total
Total assets	$38,184	$2,773	$40,957
Property and equipment, net	11,259	5	11,264
Revenues	139	977	1,116
Income (loss) before tax benefit	(4,539)	420	(4,119)

6. Related Party Transactions

Certain of the Company’s affiliates, including members of senior management and its Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Chairman of the Board of Directors and Chief Strategic Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology (“CMMI”). Dr. Goldenberg and Ms. Sullivan are husband and wife. For a description of these relationships and transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and the notes to the audited financial statements contained therein.

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $8,000 and $4,000 for the three-month periods ended September 30, 2005 and 2004, respectively. It also provides to CMMI, at no cost, laboratory materials and supplies. However, any inventions made independently of the Company at CMMI are the property of CMMI.

During the three-month periods ended September 30, 2005 and 2004, the Board of Directors authorized grants to CMMI of $1,000 and $3,000, respectively, to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI.

For each of the three-month periods ended September 30, 2005 and 2004, Dr. Goldenberg received $13,750 in compensation for his services to IBC Pharmaceuticals, Inc., a Delaware corporation and a majority-owned subsidiary of the Company (“IBC”). The Company owns approximately 74% of the capital stock of IBC. Dr. Goldenberg owns approximately 18% of the capital stock of IBC, and the remaining 8% of IBC is held by various third parties, some of whom are adult members of Dr. Goldenberg’s family, as to which shares Dr. Goldenberg disclaims beneficial ownership.

7. License and Distribution Agreements

In June 2002, the Company granted a non-exclusive license to Daiichi Pure Chemicals Co. under Immunomedics’ carcinoembryonic antigen (CEA) patents. The Company recorded a royalty of $95,614 and $50,000 for the three-month periods ended September 30, 2005, and 2004, respectively, as “License fee and other revenues” under that license.

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

8. Debt

In April 2005 the Company issued through a private placement $37,675,000 of 5% Senior Convertible Notes (the “Notes”), due in May 2008. The net proceeds of $35,200,000 from the financing will be used to fund clinical development programs for epratuzumab in moderate and severe lupus patients, repay existing indebtedness and fund general working capital requirements. The Notes bear interest at a fixed annual rate of 5%, to be paid semiannually in arrears beginning in November 2005. The Notes are convertible into the Company’s common stock at $2.62 per share subject to adjustment based on the anti-dilution provision. The holders of the Notes may elect to convert the Notes into shares of common stock at any time. If the Company forces conversion of the Notes prior to maturity the holders will be paid on the date of conversion any interest that would have been earned during the three-year term, (a “make-whole” payment).

As part of the transaction the Company included detachable warrants (the “Warrants”), to purchase additional shares of common stock. The conversion of these Warrants into common stock is 76,394 shares of common stock for each $1,000 amount of principal Notes. The Warrants are exercisable at $2.98 per warrant share. The Warrants expire in April 2008.

The Company accounted for the proceeds received from the 5% Senior Convertible Notes under the guidance of APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The proceeds received from the issuance of debt and stock warrants were allocated between the two components based on the relative fair values of the two securities at the time of issuance (April 29, 2005). The portion of the proceeds allocated to the Warrants was initially valued at $3,687,000. The resulting debt discount will be amortized to interest expense over the life of the Notes, resulting in an adjustment of the stated interest yield. The amortization of debt discount was $307,250 for the three-month period ended September 30, 2005.

The Warrants were recorded as a liability in the balance sheets in accordance with EITF 00-19 -Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, since at the time of issuance of the notes the Company did not have sufficient authorized and unissued shares available to settle the detachable warrant contract. In accordance with EITF 00-19, all assets and liability contracts are revalued each reporting period and changes in the fair value of the contract are recorded in earnings.

On August 19, 2005 at a Special Meeting of Stockholders, a majority of holders of common stock of the Company approved an amendment to the Certificate of Incorporation to increase the number of shares of common stock authorized from 70 million to 110 million shares. In addition, the shareholders voted to authorize shares of common stock for conversion if required, into common stock for the 5% senior convertible notes and the warrants. The 5% Senior Convertible Notes and Warrants were therefore no longer restricted as to conversion into shares of common stock. The restricted proceeds from these Notes and Warrants that had been held in escrow ($14.3 million) were released. The liability for the Warrants was increased by approximately $270,000 on August 19, 2005 to reflect the increase in the Company’s common stock valuation. This increase in the liability for the Warrants is reflected in the statement of operations and the Warrants liability of $3,018,000, was subsequently reclassified to permanent equity.

Also, at closing of the sale of the Company’s 5% Senior Convertible Notes, the Company retired and exchanged the entire $10,000,000 principal amount of its 3.25% Convertible Notes that were due in January 2006, in two separate transactions. The Company paid approximately $5.09 million, (which includes interest accrued on the 2006 Notes) from the proceeds of the offering to retire $5 million of its outstanding principal. In addition, the Company converted $5.0 million of its outstanding 3.25% convertible notes for the newly issued 5% senior convertible notes.

The costs incurred as part of the transaction for private placement of the 5% Senior Convertible Notes ($2,507,000) are being amortized over 36 months and are reported as interest expense. For the three-months ended September 30, 2005, the Company amortized $209,000 to interest expense. Total interest expense and related amortization expense for the 5% Senior Convertible Notes for the three-months ended September 30, 2005 was $1,006,000.

In January 2004, the Company completed a $10,000,000 financing of Senior Convertible Notes, which were due January 12, 2006. The notes bear interest at a fixed annual rate of 3.25% to be paid semiannually in arrears beginning in July 2004. The holder of the notes could convert the notes at any time prior to the maturity date into shares of the Company’s common stock at a conversion price of $6.09 per share. On April 29, 2005 the Company retired and exchanged the entire $10 million principal amount from proceeds from the 5% senior convertible notes. One half of the total principal ($5 million) was retired, including accrued interest. The remaining principal (5 million) was exchanged for $5 million of the 5% senior convertible notes due in April 2008. For the three-month period ended September 30, 2004, the Company incurred interest expense of approximately $81,000.

In May 2003, Immunomedics completed a $6,376,000 bond financing with the New Jersey Economic Development Authority, pursuant to which Immunomedics was able to refinance its capital investment in a new manufacturing facility at a rate of interest below that which would have otherwise been available. The interest rate on the bonds was approximately 3.85% at September 30, 2005. In connection with this financing, Immunomedics granted certain security interests to the New Jersey Economic Development Authority with respect to its properties and assets, and agreed to become subject to certain customary affirmative as well as restrictive covenants, none of which it believes will affect its business or operations in any material respect. In addition, the bonds are subject to mandatory redemption, if the fair value of the Company’s collateralized assets falls below the outstanding loan balance. The Company’s collateral is recorded as restricted securities in the balance sheet. Restricted securities include highly liquid, marketable securities. At September 30, 2005, the Company’s indebtedness under this financing was approximately $3,506,800 due in equal monthly installments over the next 33 months. For the three-month periods ended September 30, 2005 and 2004, the Company incurred interest expense of approximately $34,000 and $21,000, respectively. Interest and principal payments are due monthly.

9. Stockholders Equity

On August 19, 2005 at a Special Meeting of Stockholders a majority of holders of common stock of the Company approved an amendment to the Certificate of Incorporation to increase the number of shares of common stock authorized from 70 million to 110 million shares. In addition, the shareholders voted to authorize shares of common stock for conversion if required, into common stock for the 5% senior convertible notes and the warrants. The 5% senior convertible notes and warrants were therefore no longer restricted as to conversion into shares of common stock. The liability for the warrants was increased by approximately $270,000 on August 19, 2005 to reflect the increase in the Company’s common stock valuation. This increase in the liability for the warrants is reflected in the statement of operations and the warrant liability of $3,018,000, was subsequently classified as permanent equity during the three-month period ended September 30, 2005.

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

On May 19, 2004 and July 20, 2004, Roche filed nullity actions in German and United Kingdom courts, respectively, challenging our patents relating to an improved method of disease therapy in combination with cytotoxic agents, wherein cytokines are used to prevent, mediate or reverse radiation-induced, drug-induced or antibody-induced toxicity, especially to hematopoietic cells. On December 1, 2004, the Company agreed to settle the United Kingdom patent litigation by surrendering the United Kingdom patent. In accordance with United Kingdom legal rules, Roche made an application for payment of its attorney’s fees and other costs to the court. We agreed on a resolution with Roche, which was subsequently settled. The related charges for this litigation were included in the General and Administrative expenses in the Statement of Operations for the year ended June 30, 2005. In the German action the Company is defending the patent with amended claims and believes that it will prevail in such action.

11. Subsequent Event

On November 1, 2005 the Company implemented a cost savings plan intended to reduce the current negative cash flow while continuing to devote resources to the SLE clinical trials. The cost savings program consisted of the elimination of a number of staff positions and the reduction of certain positions to a part-time basis. The staff reduction program became effective November 1, 2005 and included employee severance costs of approximately $21,000. The salary compensation for the Chairman of the Board & Chief Strategic Officer and certain senior executives will voluntarily be deferred for the remainder of the 2006 fiscal year. The executive bonus program was cancelled and will be reevaluated by the Board of Directors at the conclusion of the 2006 fiscal year. In addition to these actions, the Company is continuing to evaluate the deferral of non-essential expenditures to conserve capital for research and development programs.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our need for additional capital to fund the current level of our research and development programs, our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing diagnostic and therapeutic products; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Factors That May Affect Our Business and Results of Operations” in our Quarterly Report on Form 10-Q for the three months ended September 30, 2005.

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

We have transitioned our focus away from the development of diagnostic imaging products in order to accelerate the development of our therapeutic product candidates. Consistent with our de-emphasis on our diagnostic business, in the near future we will no longer commercialize CEA-Scan. LeukoScan will continue to be manufactured and commercialized by the Company in territories where regulatory approvals have been granted. Furthermore, as of September 30, 2005, research and development into diagnostic product candidates was no longer a material portion of our business.

From inception in 1982 until September 30, 2005, we had an accumulated deficit of approximately $183.6 million and have never earned a profit. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature or source of which cannot be predicted), our losses will continue as we continue to conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years. We will need to obtain additional funds for our research and development programs during 2006 or we will be required to curtail existing programs or incur other significant cost savings programs. In this regard, on November 1, 2005 we implemented a cost savings plan intended to reduce the current negative cash flow while continuing to devote resources to the SLE clinical trials. The cost savings program consisted of the elimination of a number of staff positions and the reduction of certain positions to a part-time basis. The staff reduction program became effective November 1, 2005 and included employee severance costs of approximately $21,000. The salary compensation for the Chairman of the Board & Chief Strategic Officer and certain senior executives will voluntarily be deferred for the remainder of the 2006 fiscal year. The executive bonus program was cancelled and will be reevaluated by the Board of Directors at the conclusion of the 2006 fiscal year. In addition to these actions, we are continuing to evaluate the deferral of non-essential expenditures to conserve capital for research and development programs.

The development and commercialization of successful therapeutic products is subject to numerous risks and uncertainties including, without limitation, the following:

•	the type of therapeutic compound under investigation and nature of the disease in connection with which the compound is being studied;

•	our ability, as well as the ability of our partners, to conduct and complete clinical trials on a timely basis;

•	the time required for us to comply with all applicable federal, state and foreign legal requirements, including, without limitation, our receipt of the necessary approvals of the U.S. Food and Drug Administration;

•	the financial resources available to us during any particular period may be limited as we may be unable to obtain the necessary capital or to establish a co-development partnership needed to fund all of the clinical trials, we may be forced to cancel or otherwise curtail some important trials; and

•	many other factors associated with the commercial development of therapeutic products outside of our control.

Research and Development

As of September 30, 2005, we employed 17 professionals in our research and development departments and 19 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

On January 5, 2005 we received notice from the U.S. Food and Drug Administration (FDA) that we have been granted Fast Track Product designation for epratuzumab for the treatment of patients with moderate to severe systemic lupus erythematosus (SLE). A designated fast track drug may be considered for priority review, with a shortened review time, rolling admission and accelerated approval if applicable. As a result there has been an increase in research and development expenses which will continue as the registration trials with epratuzumab in patients with SLE take place.

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

Foreign Currency Risks

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at the period-end exchange rates, and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity and are included in the determination of comprehensive loss. Transaction gains and losses are included in the determination of net income.

Stock-Based Compensation

Prior to July 1, 2005, we granted stock options to our employees at an exercise price equal to the fair value of the underlying shares of common stock at the date of grant and account for these stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB Opinion No. 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the income statement. However, for purposes of disclosure only, we estimate the fair value of stock options through the use of option-pricing models. In determining the values to use in our option-pricing model, we make several subjective estimates about the characteristics of the underlying stock and the expected timing of option exercise. Changes to these estimates can change the fair value disclosures in our financial statements. The Company’s Board of Directors approved the acceleration of vesting of all outstanding stock options as of June 30, 2005, primarily to avoid stock based compensation charges upon the adoption of SFAS 123(R) on July 1, 2005. The exercise price of all stock options was above market value of the common stock at the time of the accelerated vesting.

Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective transition method. Under that transition method, compensation cost recognized in fiscal year 2006 includes compensation cost for all share-based compensation granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). Due to the accelerated vesting prior to the adoption of SFAS 123(R) noted above, the impact on the statement of operations for the three-month period ended September 30, 2005 is not material. The results of adopting SFAS 123(R) for the prior periods have not been restated.

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

Three-Month Period Ended September 30, 2005 Compared to September 30, 2004

Revenues

Revenues for the three-month period ended September 30, 2005 were $423,000, as compared to $1,116,000 for the same period in 2004, representing a decrease of $693,000, or 62%. Product sales for the three-month period ended September 30, 2005 were $280,000, as compared to $1,063,000 for the same period in 2004, representing a decrease of $783,000, or 74%. This decline resulted from not having sufficient quantities of our diagnostic imaging product (LeukoScan) available for sale in Europe. At present, LeukoScan is currently being sold in Europe on an emergency basis only while the European regulatory authorities complete their review of our manufacturing process revisions. With this approval the quantities of LeukoScan on hand would then become available for direct sale. License fee and other revenues of $98,000 for the three-month period ended September 30, 2005 increased $45,000 from $53,000 for the same period in 2004 due to the increased fee received from one licensee. Research and development revenues for the three-month period ended September 30, 2005 were $45,000 as compared to $0 for the same period of 2004 due to the timing of grant programs.

Costs and Expenses

Total cost and expenses for the three-month period ended September 30, 2005 were $7,899,000, as compared to $6,430,000 for the same period in 2004, representing an increase of $1,469,000 or 23%. Research and development expenses for the three-month period ended September 30, 2005 were $6,527,000 as compared to $5,267,000 for the same period in 2004, representing an increase of $1,260,000 or 24%. This expense growth resulted primarily from increased spending for process validation, production activity for clinical trials as well as the patient enrollment for the Phase III clinical trials for SLE. Cost of goods sold for the three-month period ended September 30, 2005 was $129,000 as compared to $166,000 for the same period in 2004, a decrease of $37,000 due in part to lower sales volume partially offset by additional costs relating to quality control testing. Sales and marketing expenses for the three-month period ended September 30, 2005 decreased $60,000 from $218,000 to $158,000 for the same period in 2004, as a result of the decision to de-emphasize the diagnostic imaging product line. General and administrative costs were $1,085,000 for the three-month period ended September 30, 2005, an increase of $306,000 from $779,000 for the same period of 2004, primarily due to higher legal expenses, expenses related to the Special Shareholder Meeting in August 2005 and the timing of consulting fees.

Loss on Changes in Fair Value of Warrants

For the three-month period ended September 30, 2005 the Company recorded an expense of $270,000 for the liability for warrants issued as part of issuance of the 5% senior convertible notes. The increase in the valuation of the liability for the warrants was due to the increase in the Company’s common stock from $1.71 per share on June 30, 2005 to $1.88 on August 19, 2005 (the Special Meeting of Stockholders to authorize the increase of the number of shares of common stock).

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

Interest Income

Interest and other income of 218,000 for the three-month period ended September 30, 2005 increased by $134,000 from $84,000 for the same period in 2004, primarily due to higher rates of return on investments and increased cash available for investments resulting from the April 2005 debt financing.

Interest Expense

Interest expense for the three-month periods ended September 30, 2005 and 2004, was approximately $1,040,000 and $102,000, respectively. The interest expense for the three-month period ended September 30, 2005 increased primarily from the $37,675,000 of 5% senior convertible notes sold in April 2005. Also included in interest expense in 2005 is the amortization expense associated with the debt issuance costs ($209,000) and the debt discount ($307,000). See Note 8 to our consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Foreign Currency Transactions Gain (Loss)

Foreign currency transactions were a slight loss for the three-month period ended September 30, 2005 as compared to a gain of $76,000 for the same period in 2004 resulted primarily from currency fluctuations between the dollar and the euro.

Operating Results

Net loss for the three-month period ended September 30, 2005 was $8,543,000 or $0.16 per share, as compared to $4,249,000, or $0.08 per share, for the same period in 2004. The increase of the net loss in 2005 as compared to the net loss in the comparable period in 2004 resulted primarily from increased clinical research and development spending.

Liquidity and Capital Resources

At September 30, 2005, we had working capital of $15,852,000, representing a decrease of $7,448,000 from our working capital balance of $23,300,000 at June 30, 2005. The net decrease in working capital resulted principally from the net loss allocable to common stockholders during the three-month period ended September 30, 2005 of $8,543,000 and capital expenditures of $102,000. At September 30, 2005 we had long-term debt, net of discounts of $36,732,000, (5% senior convertible notes due 2008 - $34,500,000 and the New Jersey Economic Development Authority - $2,232,000).

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

We expect to utilize our cash equivalents and short-term investments to fund our operations for the 2006 fiscal year, which is expected to be at a higher level than in the 2005 fiscal year due to increased spending for clinical trials. However, we do not believe we will have adequate cash at this expected spending level to fund our research and development programs through the next twelve months. We will require additional funding in order to continue our research and development programs as is currently budgeted for fiscal year 2006.

We are actively pursuing various financing alternatives as market conditions permit through additional debt or equity financings and through collaborative development, marketing and distribution agreements. We continue to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of our proprietary products and technologies. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. If we are unable to raise additional funding on acceptable terms, we will curtail certain programs and implement cost savings programs in order to continue our operations at least through the 2006 fiscal year.

On November 1, 2005 the Company implemented a cost savings plan intended to reduce the current negative cash flow while continuing to devote resources to the SLE clinical trials. The cost savings program consisted of the elimination of a number of staff positions and the reduction of certain positions to a part-time basis. The staff reduction program became effective November 1, 2005 and included employee severance costs of approximately $21,000. The salary compensation for the Chairman of the Board & Chief Strategic Officer and certain senior executives will voluntarily be deferred for the remainder of the 2006 fiscal year. The executive bonus program was cancelled and will be reevaluated by the Board of Directors at the conclusion of the 2006 fiscal year. In addition to these actions, the Company is continuing to evaluate the deferral of non-essential expenditures to conserve capital for research and development programs.

We are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. Please refer to the section “Factors That May Affect Our Business and Results of Operations” in our Quarterly Report on Form 10-Q for the three month period ended September 30, 2005.

In June 2005 we were notified by the staff of the NASDAQ that our common stock would be delisted from trading on the NASDAQ NMS because the staff believed that we violated shareholder approval rules when we issued a private placement for 5% Senior Convertible Notes and related Warrants for $37,675,000 in April 2005. On August 19, 2005, at a special meeting of our shareholders we obtained the authorization to increase the number of shares of common stock authorized under our certificate of incorporation by 40 million shares and to issue shares of common stock upon conversion of the 5% Notes and exercise of the Warrants. On September 2, 2005, we received a letter from NASDAQ notifying us that the NASDAQ Listing and Qualifications Panel (“Panel”) ruled in favor of the Company and as a result, Immunomedics, Inc. remained listed on the NASDAQ NMS. The NASDAQ Listing and Hearing Review Council may on its own motion, determine to review the Panel decision within 45 calendar days after the issuance of the written decision, (October 17, 2005). The Listing Counsel has allowed the 45 calendar days subsequent to the Panel’s decision to expire without comment. Therefore, we believe the Company will remain listed on the NASDAQ NMS, subject to our continued compliance with the NASDAQ NMS continued listing requirements.

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility, a loan from the New Jersey Economic Development Authority used to fund the expansion of our facility, a contract to administer our Phase III SLE clinical trials, the issuance of 5% senior convertible notes and employment contracts in effect for the Company’s Chairman of the Board and the President and Chief Executive Officer. We have identified and quantified the significant commitments in the following table for the fiscal years ending June 30:

(in thousands) Contractual Obligation	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
Operating Lease(1)	$409	$552	$556	$556	$556	$8,542	$11,171
NJEDA Loan(2)	$986	$1,301	$1,284	$—	$—	—	$3,571
Long Term Contract(3)	$4,746	$7,351	1,355	—	—	—	$13,452
5% Senior convertible Notes(4)	1,915	1,910	39,580	—	—	—	$43,405
Employment Contracts(5)	$458	441	100	100	—	—	$1,099

TOTAL	$8,514	$11,555	$42,875	$656	$556	$8,542	$72,698

(1)	In November 2001, we renewed our operating lease for our Morris Plains, New Jersey facility for an additional term of 20 years expiring in October 2021 at a base annual rate of $545,000, which included an additional 15,000 square feet. The rent is fixed for the first five years and increases every five years thereafter.
(2)	In May 2003, we obtained a loan for $6,376,000 at a variable interest rate through the New Jersey Economic Development Authority, repayable monthly in 60 equal installments.
(3)	On June 1, 2005, we entered into an agreement with PPD Development LP to operate on the Company’s contract research organization to manage the Phase III clinical trials for SLE. The chart above assumes that we will have adequate cash to continue to fund our clinical trials based on our current forecast. If we were unable to raise additional funds timely, these costs would be deferred to future periods, if incurred at all.

(4)	On April 29, 2005, we completed a $37,675,000 private placement financing through the issuance of 5% senior convertible notes due April 29, 2008. Interest payments are due semi-annually beginning November 29, 2005, payable in cash or shares of common stock at the option of the Company. The holders of the notes may convert the notes at any time prior to April 29, 2009 at a conversion price of $2.62 per share, subject to adjustment based on the anti-dilution provision. In addition, the holders received warrants that may be converted into shares of common stock at a conversion price of $2.98 per share.
(5)	Employment contracts for the Chairman of the Board and Chief Strategic Officer, and the President and Chief Executive Officer will expire on June 30, 2006. The salary compensation for the Chairman of the Board and Chief Strategic Officer has been voluntarily deferred for the remainder of the 2006 fiscal year. The executive bonus program was cancelled and will be reevaluated by the Board of Directors at the conclusion of the 2006 fiscal year.

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

We have incurred significant operating losses since our formation in 1982, and have never earned a profit since that time. As of September 30, 2005, we had an accumulated deficit of approximately $183.6 million, including net loss of $8.5 million for the three-months ended September 30, 2005. The only significant revenue we have earned to date has come from the limited sale of our two diagnostic imaging products in Europe and, to a lesser degree, the United States, and the licensing of our lead therapeutic product candidate, epratuzumab, to Amgen in 2001. Our agreement with Amgen was terminated in April, 2004. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic products and focus on our therapeutic pipeline. We have never received revenue from the commercialization of any therapeutic product. We expect to continue to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we fail in our attempts to develop commercially viable therapeutic products, it is likely that we will never achieve significant revenues or become profitable, either of which would seriously jeopardize our ability to continue as a going concern.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our research and development efforts.

We do not believe we will have adequate cash at our current expected spending level to fund our research and development programs through the next twelve months. We will require additional financial resources after we utilize our current liquid assets in order to continue our research and development programs as is currently budgeted for fiscal year 2006. We are actively pursuing various financing alternatives as market conditions permit through additional debt or equity financings and through collaborative marketing and distribution agreements. We are focusing on various programs to raise additional capital and to seek additional revenues from the licensing of our proprietary technologies. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. If we are unable to raise additional funding in the near term, we will curtail certain programs and implement cost savings programs in order for us to continue our operations at least through the 2006 fiscal year.

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

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•	Approximately $237.0 million from the public and private sale of our debt and equity securities through September 30, 2005;

•	$18.0 million from Amgen under our epratuzumab licensing agreement, which was terminated in 2004; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

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

We do not believe we will have adequate cash resources to fund our operations for the next 12 months without curtailing our planned research and development programs or incurring other significant cost savings programs. There may be additional cash requirements for many reasons, including, but not limited to, changes in our research and development plans, the need for unexpected capital expenditures or costs associated with any acquisitions of other businesses, assets or technologies that we may choose to undertake. If we deplete our existing capital resources, we will be required to either obtain additional capital quickly, or else significantly reduce our operating expenses and capital expenditures, either of which could have a material adverse effect on us.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Strategic Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, and certain companies with which we do business, including the Center for Molecular Medicine and Immunology, also known as the Garden State Cancer Center, or CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the three-month period ended September 30, 2005, we reimbursed CMMI a total of $3,000 for research activities conducted on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our Company also have responsibilities to both CMMI and us.

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

If the bid price of our common stock falls below $1.00 for an extended period, or we are unable to continue to meet NASDAQ’s listing maintenance standards for any other reason, our common stock could be delisted from the NASDAQ. In recent months, the bid price on our common stock has been below $2.00.

If our stock is not accepted for listing on the NASDAQ NMS, we will make every possible effort to have it listed on the “OTC Bulletin Board”. If our Common Stock were to be traded on the OTC Bulletin Board, the Securities Exchange Act of 1934, as amended, and related SEC rules would impose additional sales practice requirements on broker-dealers that sell our securities. These rules may adversely affect the ability of stockholders to sell our common stock and otherwise negatively affect the liquidity, trading market and price of our common stock.

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

As a result of the above, we cannot assure you that our common stock will be listed on a national securities exchange, a national quotation service, the OTC Bulletin Board or the Pink Sheets or, if it is to be listed, whether or not there would be an interruption in the trading of our common stock. We believe that the listing of our stock on a recognized national trading market, such as the NASDAQ NMS, is an important part of our business and strategy. Such a listing helps our stockholders by providing a readily available trading market with current quotations. Without that, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded it by other parties. In that regard, listing on a recognized national trading market will also affect the company’s ability to benefit from the use of its operations and expansion plans, including for use in licensing agreements, joint ventures, the development of strategic relationships and acquisitions, which are critical to our business and strategy and none of which is currently the subject of any agreement, arrangement or understanding, with respect to any future financing or strategic relationship it may undertake. The delisting from NASDAQ NMS would result in negative publicity and would negatively impact our ability to raise capital in the future.

If we were delisted from the NASDAQ NMS, we may become subject to the trading complications experienced by “Penny Stocks” in the over-the-counter market.

Delisting from the NASDAQ NMS may depress the price of our common stock such that we may become a penny stock. The SEC generally defines a penny stock as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share. “Penny Stock” rules require, among other things, that any broker engaging in a purchase or sale of our securities provide its customers with: (i) a risk disclosure document, (ii) disclosure of market quotations, if any, (iii) disclosure of the compensation of the broker and its salespersons in the transaction and (iv) monthly account statements showing the market values of our securities held in the customer’s accounts.

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

Conversion of our 5% Notes and exercise of our Warrants will dilute the ownership interest of existing stockholders and could adversely affect the market price of our common stock.

The conversion of some or all of our 5% Notes and Warrants will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion and exercise could adversely affect prevailing market prices of our common stock. In addition, the existence of the 5% Notes and Warrants may encourage short selling by market participants.

Our 5% Notes and Warrants have full-ratchet anti-dilution protection which will cause additional dilution to stockholders if triggered.

The conversion price of our 5% Notes and exercise price of our Warrants are subject to adjustment for issuances of common stock and common stock equivalents at prices less than the applicable conversion price and exercise price, respectively, which means such conversion and exercise prices are automatically reduced to the lower price. In the event the anti-dilution protections of the 5% Notes and Warrants are triggered, stockholders would suffer immediate dilution.

Our indebtedness and debt service obligations may adversely affect our cash flow.

As of September 30, 2005, our debt service obligation on the 5% Notes was $37.675 million. We intend to fulfill our current debt service obligations, including repayment of the principal from cash generated by our operations and from our existing cash and investments, as well as the proceeds from potential licensing agreements and additional financing from equity or debt transactions. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our current debt service obligations, including repayment of the principal, we may have to delay or curtail research and development programs.

We may add additional lease line to finance capital expenditures and may obtain additional long-term debt and line of credit. If we issue other debt securities in the future, our debt service obligations will increase further.

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

As of November 3, 2005 we had 54,073,059 shares of common stock outstanding, plus (1) $37.675 million of principal amount of 5% Notes convertible into up to approximately 14,379,771 shares of common stock at the conversion rate of $2.62 subject to adjustment based on the anti-dilution provison, (2) 5,556,650 options to purchase shares of common stock with a weighted-average exercise price of $8.19 per share and (3) warrants to purchase 3,128,144 shares of common stock with a weighted-average exercise price of $6.37. Of the shares outstanding, 31,628,151 shares of common stock are freely tradable without restriction. All of the remaining 1,234,225 shares are restricted from resale, except pursuant to certain exceptions under the Securities Act of 1933, as amended (the “Securities Act”).

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

As of September 30, 2005, Dr. Goldenberg, our Chairman and Chief Strategic Officer, together with certain members of his family including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 16.4% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

Our holdings of financial instruments are comprised primarily of corporate debt securities and municipal bonds. All such instruments are classified as securities available for sale at September 30, 2005. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings also are exposed to the risks of changes in the credit quality of issuers. We typically invest in highly liquid debt instruments with fixed interest rates.

The table below presents the principal amounts of the restricted and unrestricted marketable securities and the related weighted-average interest rates by fiscal year of maturity for our investment portfolio as of September 30, 2005:

	2006	2007	2008	2009	2010	Total	Fair Value
	(in thousands)
Fixed rate	$2,583	$3,134	—	—	—	$5,717	$5,669
Average interest rate	1.95%	1.72%	—	—	—	1.82%	—

We may be exposed to fluctuations in foreign currencies regarding long-term contracts with service providers in regards to the SLE clinical trials that are in process. Depending on the strengthening or weakening of the U.S. dollar, realized and unrealized currency fluctuations could be significant.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures: We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules promulgated by the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these disclosure controls and procedures and, as required by the rules of the SEC, to evaluate their effectiveness. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

There were no other legal proceedings nor any material developments during the fiscal quarter ended September 30, 2005 in any of the legal proceedings described in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders on August 19, 2005. A quorum of 32,638,997 shares of our common stock (out of a total of 54, 073,059 shares entitled to vote or 60%) was represented at the meeting in person or by proxy. The following matters were voted upon:

A proposal to file an amendment to the Company’s Certificate of Incorporation to increase the Company’s authorized common stock by 40 million shares, from 70 million to 110 million. The votes were cast as follows:

For	32,638,997
Against/Abstain	1,341,949

A proposal to issue common stock upon the conversion of the Company’s outstanding 5% senior convertible notes due 2008 (“5% Notes”) and exercise of related common stock warrants (“Warrants”) that were issued to persons who purchased the 5% Notes in connection with a financing completed on April 29, 2005.

The votes were cast as follows:

For	33,026,481
Against/Abstain	962,464

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

November 7, 2005	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2005	By:	/s/ Gerard G. Gorman
Gerard G. Gorman
Vice President, Finance, and Chief Financial Officer
(Principal Financial and Accounting Officer)