Form 10-Q
period 2005-12-31
IMMUNOMEDICS INC
filed 2006-02-14
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of February 3, 2006 was 55,543,242.

IMMUNOMEDICS, INC.

		Page No.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:	3

	Consolidated Balance Sheets as of December 31, 2005 (unaudited) and June 30, 2005	3

	Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended December 31, 2005 (unaudited) and 2004 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2005 (unaudited) and 2004 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

ITEM 4.	CONTROLS AND PROCEDURES	28

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	29

ITEM 1A.	RISK FACTORS	30

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	42

ITEM 6.	EXHIBITS	43

SIGNATURES		44

ITEM 1. FINANCIAL STATEMENTS

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	June 30, 2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,146,262	$11,937,483
Marketable securities	2,416,999	3,547,507
Accounts receivable, net of allowance for doubtful accounts of $152,000 and $150,000, at December 31, 2005 and June 30, 2005, respectively	184,444	409,458
Inventory, net of reserve for obsolescence of $155,000 and $150,000 at December 31, 2005 and June 30, 2005, respectively	737,298	493,603
Other current assets	1,154,508	785,677
Restricted securities – current portion	1,275,200	15,575,200

Total current assets	17,914,711	32,748,928
Property and equipment, net of accumulated depreciation of $15,940,754 and $15,058,604, at December 31, 2005 and June 30, 2005, respectively	9,383,181	10,152,115
Restricted securities	1,912,800	2,550,400
Other long-term assets	2,006,956	2,471,706

	$31,217,648	$47,923,149

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current portion of long-term debt	$1,275,200	$1,275,200
Accounts payable and accrued expenses	7,098,159	8,147,723
Derivative interest liability	1,716,158	—

Total current liabilities	10,089,517	9,422,923

Long-term debt	35,175,562	36,743,233
Other liabilities – warrants	—	2,748,240
Minority interest	221,304	272,160
Commitments and Contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2005 and June 30, 2005	—	—
Common stock, $0.01 par value; authorized 110,000,000 shares at December 31, 2005 and 70,000,000 shares at June 30, 2005; issued and outstanding, 54,628,381 shares at December 31, 2005 and 54,073,059 shares at June 30, 2005	546,283	540,730
Capital contributed in excess of par	177,777,288	173,417,147
Treasury stock, at cost, 34,725 shares	(458,370)	(458,370)
Accumulated deficit	(192,379,713)	(175,015,679)
Accumulated other comprehensive income	245,777	252,765

Total stockholders’ (deficit) equity	(14,268,735)	(1,263,407)

	$31,217,648	$47,923,149

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(unaudited)
Revenues:
Product sales	$262,651	$796,092	$542,725	$1,858,785
License fee and other revenues	65,604	136,015	163,681	188,929
Research and development	134,285	67,143	179,047	67,143

Total revenues	462,540	999,250	885,453	2,114,857

Costs and Expenses:
Costs of goods sold	71,920	159,360	200,655	325,499
Research and development	6,251,411	6,253,047	12,778,343	11,519,976
Sales and marketing	181,104	206,639	339,380	424,675
General and administrative	926,030	1,233,424	2,010,950	2,012,123

Total costs and expenses	7,430,465	7,852,470	15,329,328	14,282,273

Operating loss	(6,967,925)	(6,853,220)	(14,443,875)	(12,167,416)
Loss on change in fair value of warrants	—	—	(269,988)	—
Litigation settlement	—	—	—	1,111,750
Interest and other income	96,663	94,724	315,088	179,030
Interest expense	(2,490,606)	(106,783)	(3,530,706)	(208,729)
Minority interest	26,400	35,579	50,856	60,700
Foreign currency transaction gain (loss)	412	(108,166)	241	(31,773)

Loss before income tax benefit	(9,335,056)	(6,937,866)	(17,878,384)	(11,056,438)
Income tax benefit	514,350	581,445	514,350	451,357

Net loss	$(8,820,706)	(6,356,421)	$(17,364,034)	$(10,605,081)

Per share data (basic and diluted):
Net loss	$(0.16)	$(0.12)	$(0.32)	$(0.20)

Weighted average number of common shares outstanding	54,098,072	54,073,059	54,085,566	53,300,955

Comprehensive income (loss):
Net loss	$(8,820,706)	$(6,356,421)	$(17,364,034)	$(10,605,081)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(23,405)	155,034	(12,864)	178,327
Unrealized gain (loss) on securities available for sale – net	7,411	(11,074)	5,876	51,903

Other comprehensive income (loss)	(15,994)	143,960	(6,988)	230,230

Comprehensive loss	$(8,836,700)	$(6,212,461)	$(17,371,022)	$(10,374,851)

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(17,364,034)	$(10,605,081)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	882,150	947,186
Non-cash charges related to 5% senior convertible notes	2,364,637	—
Minority interest	(50,856)	(60,700)
Provision (credit) for allowance for doubtful accounts	2,692	(60,549)
Inventory reserve increase	4,900	47,000
Amortization of premiums of marketable securities	58,882	81,503
Loss on change in fair value of warrants	269,988	—
Non-cash expense relating to issuance of stock options	14,000	—
Payment of interest expense with common stock	145,288	—
Changes in operating assets and liabilities	(1,457,790)	(601,887)
Other	(12,864)	178,327

Net cash used in operating activities	(15,143,007)	(10,074,201)

Cash flows from investing activities:
Purchases of marketable and restricted securities	(415,509)	(6,941,475)
Proceeds from sales and maturities of marketable securities	2,130,611	1,871,647
Purchases of property and equipment	(113,216)	(310,451)

Net cash provided by (utilized in) investing activities	1,601,886	(5,380,279)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	—	13,961,019
Release of restricted funds from escrow	14,300,000	—
Exercise of stock options	87,500	4,062
Payments of debt	(637,600)	(637,600)

Net cash provided by financing activities	13,749,900	13,327,481

Net increase (decrease) in cash and cash equivalents	208,779	(2,126,999)
Cash and cash equivalents, beginning of period	11,937,483	9,133,297

Cash and cash equivalents, end of period	$12,146,262	$7,006,298

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

Reference is made to the Annual Report on Form 10-K of Immunomedics, Inc., a Delaware corporation (“Immunomedics,” the “Company,” “we,” “our” or “us”) for the fiscal year ended June 30, 2005, which contains our audited consolidated financial statements and the notes thereto.

1. Business Overview and Basis of Presentation

The accompanying unaudited consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2005 has been derived from the Company’s audited 2005 consolidated financial statements. Operating results for the six-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2006, or any other period.

Immunomedics is subject to significant risks and uncertainties, including, without limitation, our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements, (if any); uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; our ability to protect our proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally. For more details regarding such risks and uncertainties please refer to the section entitled “Factors That May Affect Our Business and Results of Operations” included in our Quarterly Report on Form 10-Q for the periods ended December 31, 2005.

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

As of December 31, 2005, the Company had unrestricted cash, cash equivalents and marketable securities totaling $14,563,000. Management continues to anticipate that total average monthly cash outflow will be in the $2,000,000 to $2,500,000 range. Therefore, the Company should have adequate cash to fund the development and commercialization programs for approximately the next six to seven months, unless the Company enters into a partnership arrangement for epratuzumab or completes alternative financing arrangements, of which there is no assurance would be obtained. If additional financing is not obtained in the near future the Company will implement additional cost cutting measures.

The Company is actively pursuing various financing alternatives as market conditions permit through collaborative development, marketing and distribution agreements and additional debt or equity financings. The Company continues to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of proprietary technologies. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Immunomedics and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest is recorded for a majority-owned subsidiary.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Foreign Currencies

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at the period-end exchange rates, and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity in the Consolidated Balance Sheets and are included in the determination of comprehensive loss. Transaction gains and losses are included in the determination of net loss.

Cash Equivalents, Marketable Securities and Restricted Securities

The Company considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents.

Immunomedics’ investments in cash equivalents, marketable securities and restricted securities are classified as securities that are available for sale. The portfolio at December 31, 2005 primarily consisted of corporate debt securities and municipal bonds.

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

Inventory

Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. As of December 31, 2005 the inventory balance consisted primarily of work in process.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities relate to the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements and tax returns. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income taxes are provided for profitable foreign jurisdictions at the applicable effective tax rate. During the six-month period ended December 31, 2004, the Company provided income taxes of $130,000 relating to foreign operations, however no income taxes were provided for in the current year to date due to losses in those jurisdictions.

Benefits received resulting from the sale of our State of New Jersey net operating losses (“NOL”) are recognized as a tax benefit when the NOL is approved for sale by the State of New Jersey. During the quarters ended December 31, 2005 and 2004, the Company sold and received benefits of approximately $514,350 and $591,000, respectively, as a result of the State of New Jersey NOL.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the six-month periods ended December 31, 2005 and 2004. The common stock equivalents excluded from the diluted per share calculation are 21,970,135 and 4,975,000 shares at December 31, 2005 and 2004, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss, net unrealized gains (losses) on securities available for sale and foreign exchange translation changes and is presented in the Consolidated Statements of Operations and Comprehensive Loss.

Stock-Based Compensation

Prior to July 1, 2005, the Company’s stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended June 30, 2005 or 2004, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As of June 30, 2005, all outstanding stock options have been fully vested. Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s loss before income taxes for the six-months ended December 31, 2005, was $14,000 higher than if it had continued to be accounted for as share-based compensation under Opinion 25.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net income (loss), as reported	$(8,820,706)	$(6,356,421)	$(17,364,034)	$(10,605,081)
Add: Total stock–based employee compensation expense determined under fair value based method for all awards	—	(1,510,190)	—	(3,102,357)

Pro forma net loss	$(8,820,706)	$(7,866,661)	$(17,364,034)	$(13,707,438)

Loss per share:
-as reported	$(0.16)	$(0.12)	$(0.32)	$(0.20)
-pro forma	$(0.16)	$(0.15)	$(0.32)	$(0.26)

Share Option Plan

The Company’s Employee Share Option Plan (the “Plan”) permits the grant of share options and shares to its employees for up to 8 million shares of common stock. A summary of these plans is provided in Note 7 in our audited financial statements. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on four years of continuous service and have 10-year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan).

During the second half of the 2005 fiscal year the Company’s Board of Directors approved the acceleration of vesting of all outstanding stock options (the “Acceleration”). The exercise price of all stock options was above market value at the time of the Acceleration. In accordance with SFAS 123, the Company expensed the remaining unrecognized compensation cost associated with the options with accelerated vesting in the pro forma disclosure in its June 30, 2005 financial statements. These actions were taken in order to avoid expense recognition in future financial statements upon adoption of FAS 123(R). The total additional compensation cost of $8,100,000 was recorded in the pro forma table in the June 30, 2005 financial statements.

The fair value of each option granted during the six month periods ended December 31, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (i) dividend yield of 0%, (ii) expected term of 8.0 years and 7.5 years for December 31, 2005 and 2004, respectively, (iii) expected volatility of 113% at December 31, 2005 and 117% at December 31, 2004 and (iv) a risk-free interest rate of 4.33% and 4.24%, for the six-month periods ended December 31, 2005 and 2004, respectively. The weighted average fair value at the date of grant for options granted during the six month periods ended December 31, 2005 and 2004 was $1.60 and $3.89 per share, respectively. The Company uses historical data to estimate option exercise and employee forfeitures within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the six months ended December 31, 2005 is summarized as follows:

	Shares	Option Price Range
Outstanding, July 1, 2005	5,486,650	$1.44	-	$24.56
Granted	70,000	1.76	-	1.76
Exercised	(50,000)	1.75	-	1.75
Terminated	(601,300)	1.75	-	18.23

Outstanding, December 31, 2005	4,905,350	1.44	-	24.56

Exercisable, December 31, 2005	4,835,350	1.44	-	24.56

The Company has 70,000 non-vested options outstanding. As of December 31, 2005, there was $98,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of four years.

3. Marketable Securities and Restricted Securities

Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as separate component of accumulated other comprehensive loss. Immunomedics considers all of its current investments to be available-for-sale. Marketable securities and restricted securities at December 31, 2005 and June 30, 2005 consist of the following ($ in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
December 31, 2005
Municipal Bonds/Agency	$5,213	$—	$(41)	$5,172
Corporate Debt Securities	433	—	—	433

	$5,646	$—	$(41)	$5,605

June 30, 2005
Money Market Funds	$14,300	$—	$—	$14,300
Municipal Bonds/Agency	6,307	—	(54)	6,253
Corporate Debt Securities	1,113	8	(1)	1,120

	$21,720	$8	$(55)	$21,673

Restricted securities at December 31, 2005 and June 30, 2005 of approximately $3,188,000 and $18,125,000, respectively, are included in the table above.

4. Property and Equipment

Property and equipment consists of the following ($ in thousands):

	December 31, 2005	June 30, 2005
Machinery and equipment	$5,741	$5,683
Leasehold improvements	17,418	17,398
Furniture and fixtures	800	786
Computer equipment	1,364	1,343

	25,323	25,210
Accumulated depreciation and amortization	(15,940)	(15,058)

	$9,383	$10,152

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics for the three and six-month periods ended December 31, 2005 and 2004 ($ in thousands):

	Three-Months Ended December 31, 2005
	United States	Europe	Total
Total assets	$28,928	$2,290	$31,218
Property and equipment, net	9,381	2	9,383
Revenues	251	212	463
Income (loss) before tax benefit	(9,165)	(170)	(9,335)

	Three-Months Ended December 31, 2004
	United States	Europe	Total
Total assets	$31,322	$3,283	$34,605
Property and equipment, net	10,891	5	10,896
Revenues	298	701	999
Income (loss) before tax benefit	(7,069)	131	(6,938)

	Six-Months Ended December 31, 2005
	United States	Europe	Total
Revenues	$480	$405	$885
Income (loss) before tax benefit	(17,543)	(335)	(17,878)

	Six-Months Ended December 31, 2004
	United States	Europe	Total
Revenues	$437	$1,678	$2,115
Income (loss) before tax benefit	(11,607)	551	(11,056)

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

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $15,000 and $27,000 for the six-month periods ended December 31, 2005 and 2004, respectively. It also provides to CMMI, at no cost, laboratory materials and supplies. However, any inventions made independently of the Company at CMMI are the property of CMMI.

During the six-month periods ended December 31, 2005 and 2004, the Board of Directors authorized grants to CMMI of $1,000 and $3,000, respectively, to support research and clinical work being performed at CMMI. Such grants are to be expended in a manner deemed appropriate by the Board of Trustees of CMMI.

For the six-month periods ended December 31, 2005 and 2004, Dr. Goldenberg received $18,333 and $27,500, respectively, in compensation for his services to IBC Pharmaceuticals, Inc., a Delaware corporation, and a majority-owned subsidiary of the Company (“IBC”). Effective November 1, 2005 Dr. Goldenberg has voluntarily deferred his salary compensation until the financial situation for the Company improves. The Company owns approximately 74% of the capital stock of IBC. Dr. Goldenberg owns approximately 18% of the capital stock of IBC, and the remaining 8% of IBC is held by various third parties, some of whom are adult members of Dr. Goldenberg’s family, as to which shares Dr. Goldenberg disclaims beneficial ownership.

7. License and Distribution Agreements

In June 2002, the Company granted a non-exclusive license to Daiichi Pure Chemicals Co. under Immunomedics’ carcinoembryonic antigen (CEA) patents. The Company recorded a royalty of $140,000 and $111,000 for the six-month periods ended December 31, 2005, and 2004, respectively, as “License fee and other revenues” under that license.

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

8. Debt

In April 2005, the Company issued through a private placement $37,675,000 of 5% Senior Convertible Notes, due in May 2008, (the “5% Notes”). The net proceeds of $35,200,000 from the financing will be used to fund clinical development programs for epratuzumab in moderate and severe lupus patients, repay existing indebtedness and fund general working capital requirements. The 5% Notes bear interest at a fixed annual rate of 5%, to be paid semiannually in arrears beginning in November 2005. The 5% Notes are convertible into the Company’s common stock at $2.62 per share subject to adjustment based on the anti-dilution provision.

The holders of the 5% Notes may elect to convert the 5% Notes into shares of common stock at any time. The Company may cause the holders of the 5% Notes to convert their 5% Notes, in whole or in part, into shares of common stock, subject to the “blocker” provision (discussed below), at any time on or prior to the trading day immediately preceding the maturity date of the 5% Notes if the market price of the Company’s common stock for at least 20 trading days in any consecutive 30 trading day period, including on such 30th trading day, exceeds 150% of the conversion price in effect on that 30th trading day.

Conversion of the 5% Notes into common stock is subject to the following “blocker” provision: The Company shall not effect any conversion of a 5% Note held by a holder, and no holder shall have the right to convert any portion of any such 5% Note, to the extent that after giving effect to such conversion, such holder (together with the holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock of the Company outstanding immediately after giving effect to such conversion. By written notice in accordance with the terms of the 5% Notes Indenture, any holder may increase or decrease the conversion limitation applicable to such holder to any percentage specified in such notice; provided, that any increase will not be effective until the 61st day after such notice is delivered to the Company.

The holders of the 5% Notes who convert their 5% Notes will also receive on the date of conversion a payment equal to the amount of accrued and unpaid interest, less interest actually previously paid or provided for, up to and including the maturity date of the 5% Notes, known as the “make-whole” interest payment.

The make-whole interest payment is considered a bifurcated derivative since the embedded call option can accelerate the settlement of the interest component of the debt host at the holder’s option. Since this instrument is bifurcated, changes in the fair value of the make-whole interest payment will be recorded in current period operations. At December 31, 2005, the fair value of this instrument was approximately $1,716,000 and was recorded in the consolidated balance sheet as derivative interest liability. Changes in the derivative interest liability associated with its fair value of approximately $965,000 is recorded as a charge to interest expense in current period. The initial value of the derivative interest liability associated with the make whole interest provision of $751,000 is recorded as additional debt discount and is being amortized to interest expense over the remaining life of the 5% Notes. The impact of the changes in fair value of the derivative interest liability, net of adjustments to amortization of debt discount charges was not material to the Company’s financial statements as of June 30, 2005 and September 30, 2005.

The Company may pay the interest, including the make-whole interest payment in (1) cash, (2) shares of common stock or (3) a combination thereof; provided that, (A) if the conversion is at the holder’s election, the stock paid in exchange for interest shall be valued at the greater of: (i) the stock price at the 5% Notes closing date (April 29, 2005) and (ii) 95% of the daily volume weighted average price of the Company’s common stock for the three trading-day period beginning on and including the trading day prior to the conversion date, to and including the trading day following the conversion date and (B) if the conversion is at the Company’s election, the stock paid in exchange for interest shall be valued at the greater of: (i) 150% of the conversion price and (ii) 95% of the daily volume weighted average price of the common stock for the three trading day period beginning on and including the trading day prior to the conversion date, to and including the trading day following the conversion date.

During the six-month period ended December 31, 2005, $1,161,000 of the 5% Notes were converted into shares of common stock at the request of the 5% Notes’ holders. The interest related payment due to the Note holders at the conversion date, including the make-whole interest payment was approximately $145,000 and was paid for in 62,190 shares of common stock.

As part of the transaction the Company included detachable warrants (the “Warrants”), to purchase additional shares of the Company’s common stock. The Warrants are converted into shares of the Company’s common stock at a rate of 76.394 shares of common stock for each $1,000 amount of principal Notes. The Warrants are exercisable at $2.98 per warrant share. The Warrants expire in April 2008.

The Company accounted for the proceeds received from the 5% Notes under the guidance of APB 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The proceeds received from the issuance of debt and stock warrants were allocated between the two components based on the relative fair values of the two securities at the time of issuance (April 29, 2005). The portion of the proceeds allocated to the Warrants was initially valued at $3,687,000. The resulting debt discount will be amortized to interest expense over the life of the 5% Notes, resulting in an adjustment of the stated interest yield. The amortization of debt discount was $614,500 for the six-month period ended December 31, 2005.

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

On August 19, 2005 at a Special Meeting of Stockholders, a majority of holders of common stock of the Company approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized from 70 million shares to 110 million shares. In addition, the shareholders voted to authorize shares of common stock for conversion if required, into common stock for the 5% Notes and the Warrants. The 5% Notes and Warrants were therefore no longer restricted as to conversion into shares of common stock. The restricted proceeds from these 5% Notes and Warrants that had been held in escrow ($14,300,000) were released. The liability for the Warrants was increased by approximately $270,000 on August 19, 2005 to reflect the increase in the Company’s common stock valuation. This increase in the liability for the Warrants is reflected in the statement of operations. The Warrants liability of $3,018,000, was subsequently reclassified to permanent equity.

Also, at closing of the sale of the Company’s 5% Notes, the Company retired and exchanged the entire $10,000,000 principal amount of its 3.25% Convertible Notes that were due in January 2006 (the “3.25% Notes”), in two separate transactions. The Company paid approximately $5,090,000, (which includes interest accrued on the 3.25% Notes) from the proceeds of the offering to retire $5,000,000 of its outstanding principal. In addition, the Company converted $5,000,000 of its outstanding 3.25% Notes for the newly issued 5% Notes.

The costs incurred as part of the transaction for private placement of the 5% Senior Convertible Notes (approximately $2,507,000) are being amortized over 36 months and are reported as interest expense. For the six-months ended December 31, 2005, the Company amortized $418,000 to interest expense. The unamortized portion of these costs associated with the $1,161,000 5% Senior Convertible Notes of approximately $60,000 was classified to additional paid in capital at the date of the conversion.

Total interest expense and related amortization expense for the 5% Notes for the six-months ended December 31, 2005 was $3,462,000.

In January 2004, the Company completed a $10,000,000 financing of 3.25% Senior Convertible Notes, which were due in January 2006, (the “3.25% Notes”). The notes bore interest at a fixed annual rate of 3.25% to be paid semiannually in arrears beginning in July 2004. The holder of the 3.25% Notes could convert the 3.25% Notes at any time prior to the maturity date into shares of the Company’s common stock at a conversion price of $6.09 per share. On April 29, 2005 the Company retired and exchanged the entire $10,000,000 principal amount from proceeds from the 5% Notes. One half of the total principal was retired, including accrued interest. The remaining principal was exchanged for $5,000,000 of the 5% Notes. For the six-month period ended December 31, 2004, the Company incurred interest expense of approximately $162,500.

In May 2003, Immunomedics completed a $6,376,000 bond financing with the New Jersey Economic Development Authority, pursuant to which Immunomedics was able to refinance its capital investment in a new manufacturing facility at a rate of interest below that which would have otherwise been available. The interest rate on the bonds was approximately 4.44% at December 31, 2005. In connection with this financing, Immunomedics granted certain security interests to the New Jersey Economic Development Authority with respect to its properties and assets, and agreed to become subject to certain customary affirmative as well as restrictive covenants, none of which it believes will affect its business or operations in any material respect. In addition, the bonds are subject to mandatory redemption, if the fair value of the Company’s collateralized assets falls below the outstanding loan balance. The Company’s collateral is recorded as restricted securities in the balance sheet. Restricted securities include highly liquid, marketable securities. At December 31, 2005, the Company’s indebtedness under this financing was approximately $3,188,000 due in equal monthly installments over the next 30 months. For the six-month periods ended December 31, 2005 and 2004, the Company incurred interest expense of approximately $69,000 and $46,000, respectively. Interest and principal payments are due monthly.

9. Stockholders Equity

During the quarter ended December 31, 2005, holders of 5% Notes converted an aggregate of $1,161,000 of the 5% Notes principal and the Company paid approximately $145,000 of interest due to the Notes’ holders in shares of common stock. These transactions resulted in the issuance of 505,322 shares of the Company’s common stock.

On August 19, 2005 at a Special Meeting of Stockholders a majority of holders of common stock of the Company approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized from 70 million shares to 110 million shares. In addition, the shareholders voted to authorize shares of common stock for conversion if required, into common stock for the 5% Notes and the Warrants. The 5% Notes and Warrants were therefore no longer restricted as to conversion into shares of the Company’s common stock. The liability for the Warrants was increased by approximately $270,000 on August 19, 2005 to reflect the increase in the Company’s common stock valuation. This increase in the liability for the Warrants is reflected in the statement of operations and the Warrant liability of $3,018,000, was subsequently classified as permanent equity during the six-month period ended December 31, 2005.

In August 2004, the Company sold 4,178,116 shares of its common stock, resulting in net proceeds to the Company of approximately $14,000,000. The shares were sold to institutional investors at a price of $3.61 per share. The shares of common stock were sold pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission.

10. Commitments and Contingencies

On December 22, 2003, the Dutch Supreme Court, in a case brought by the Company, held that Immunomedics’ Dutch part of its European patent for highly specific monoclonal antibodies against the cancer marker, carcinoembryonic antigen (CEA), was valid. The Dutch Supreme Court did not finally decide the Company’s claim of infringement. Among other things, the Supreme Court held that the Court of Appeal which had ruled that Roche had infringed Immunomedics European Patent had not given Roche sufficient opportunity to comment on an expert opinion filed by Immunomedics in which it was stated that Roche’s CEA test kit did satisfy a criterion that is generally satisfied for specific antibodies that bind to CEA. The Company has argued that the Dutch court should enforce the European Patent for all European countries for which the European Patent was validated, since Roche sold the same product in each country. The Dutch Supreme Court repeated the reasoning of the Dutch District Court that the Brussels Convention should be interpreted to permit cross-border enforcement of European patents where a related group of companies sells the same product in countries where that same patent has been validated. The Dutch Supreme Court referred this issue to the European Court of Justice (ECJ) to provide a final interpretation of the Brussels Convention on this point. On January 27, 2005, the ECJ heard oral arguments in the case, and took the matter under consideration.

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

11. Subsequent Event

Subsequent to December 31, 2005 the Company received requests from holders of the 5% Notes to convert an aggregate of $2,163,750 of the 5% Notes into shares of common stock at $2.62 per share in accordance with the Indenture to 5% Notes. In addition, the accrued interest and the related make-whole payment totaling approximately $270,000 were paid as of the date of conversion in 89,002 shares of common stock.

On January 30, 2006, the Company received approval from the European Agency for the Evaluation of Medicinal Products (“EMEA”) for the marketing and sale of the LeukoScan® diagnostic product in Europe. This approval was required as a result of modifications to the product’s manufacturing processes.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our need for additional capital to fund the current level of our research and development programs, our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing diagnostic and therapeutic products; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading “Factors That May Affect Our Business and Results of Operations” in our Quarterly Report on Form 10-Q for the periods ended December 31, 2005.

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

We have transitioned our focus away from the development of diagnostic imaging products in order to accelerate the development of our therapeutic product candidates. Consistent with our de-emphasis on our diagnostic business, we no longer commercialize CEA-Scan®. LeukoScan® will continue to be manufactured and commercialized by the Company in territories where regulatory approvals have been granted. Furthermore, as of December 31, 2005, research and development into diagnostic product candidates was no longer a material portion of our business.

From our inception in 1982 until December 31, 2005, we had an accumulated deficit of approximately $192,000,000 and have never earned a profit. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature or source of which cannot be predicted), our losses will continue as we continue to conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years. We will need to obtain additional funds for our research and development programs during 2006 or we will be required to curtail existing programs or implement other significant cost savings programs. In this regard, on November 1, 2005 we implemented a cost savings plan intended to reduce the current negative cash flow while continuing to devote resources to the SLE clinical trials. The cost savings program consisted of the elimination of a number of staff positions and the reduction of certain positions to a part-time basis. The staff reduction program included employee severance costs of approximately $21,000. The salary compensation for the Chairman of the Board & Chief Strategic Officer and certain senior executives will voluntarily be deferred until the financial situation of the Company improves. The executive bonus program was cancelled and will be reevaluated by the Board of Directors at the conclusion of the 2006 fiscal year. In addition to these actions, we are continuing to evaluate the deferral of non-essential expenditures to conserve capital for research and development programs.

As of December 31, 2005, we had unrestricted cash, cash equivalents and marketable securities totaling $14,563,000. Management continues to anticipate that total average monthly cash outflow will be in the $2,000,000 to $2,500,000 range. Therefore, we should have adequate cash to fund our development and commercialization programs for approximately the next six to seven months, unless we enter into a partnership arrangement for epratuzumab or complete alternative financing arrangements, which there is no assurance would be obtained. If additional financing is not obtained in the near future we will implement additional cost cutting measures.

The development and commercialization of successful therapeutic products is subject to numerous risks and uncertainties as discussed under the heading “Factors That May Affect Our Business and Results of Operations” in this Quarterly Report on Form 10-Q. These factors include, without limitation, the following:

•	the type of therapeutic compound under investigation and nature of the disease in connection with which the compound is being studied;

•	our ability, as well as the ability of our partners, to conduct and complete clinical trials on a timely basis;

•	the time required for us to comply with all applicable federal, state and foreign legal requirements, including, without limitation, our receipt of the necessary approvals of the U.S. Food and Drug Administration (FDA);

•	the financial resources available to us during any particular period may be limited as we may be unable to obtain the necessary capital or to establish a co-development partnership needed to fund all of the clinical trials, we may be forced to cancel or otherwise curtail some important trials; and

•	many other factors associated with the commercial development of therapeutic products outside of our control.

Research and Development

As of December 31, 2005, we employed 16 professionals in our research and development departments and 18 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

On January 5, 2005, we received notice from the FDA that we have been granted Fast Track Product designation for epratuzumab for the treatment of patients with moderate to severe systemic lupus erythematosus (SLE). A designated fast track drug may be considered for priority review, with a shortened review time, rolling admission and accelerated approval if applicable. As a result there has been an increase in research and development expenses which will continue as the registration trials with epratuzumab in patients with SLE take place.

We are actively pursuing various financing alternatives as market conditions permit through collaborative development, marketing and distribution agreements and additional debt or equity financings. We continue to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of our proprietary products and technologies. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. If we are unable to raise additional funding on acceptable terms, we will curtail certain research and development programs and implement cost savings programs in order to continue our operations at least through the fiscal year 2006.

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

Revenue Recognition

Revenue from product sales is recorded when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Allowances, if any, are established for uncollectible amounts, estimated product returns and discounts. Since allowances are recorded based on management’s estimates, actual amounts may vary from these estimates in the future.

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

Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective transition method. Under that transition method, compensation cost recognized in fiscal year 2006 includes compensation cost for all share-based compensation granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). Due to the accelerated vesting prior to the adoption of SFAS 123(R) noted above, the impact on the statement of operations for the six-month period ended December 31, 2005 is not material. The results of adopting SFAS 123(R) for the prior periods have not been restated.

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

Three-Month Period Ended December 31, 2005 Compared to 2004

Revenues

Revenues for the three-month period ended December 31, 2005 were $463,000, as compared to $999,000 for the same period in 2004, representing a decrease of $536,000, or 54%. Product sales for the three-month period ended December 31, 2005 were $263,000, as compared to $796,000 for the same period in 2004, representing a decrease of $533,000, or 67%. This decline resulted from our not having European Regulatory approval to market LeukoScan manufactured by our revised processes. Through December 31, 2005, LeukoScan was sold in Europe on an emergency basis only (i.e. requested by a physician for a medical procedure), while the European regulatory authorities completed their validation of our manufacturing process revisions. This regulatory approval was received January 30, 2006. With this approval, the quantities of LeukoScan on hand, manufactured by our revised processes, are available for direct sale. License fee and other revenues of $66,000 for the three-month period ended December 31, 2005 decreased $70,000 from $136,000 for the same period in 2004 due to the decreased number of licensees. Research and development revenues for the three-month period ended December 31, 2005 were $134,000, as compared to $67,000 for the same period of 2004, due to an additional grant-funded program added in 2005 and the timing of grant programs.

Costs and Expenses

Total cost and expenses for the three-month period ended December 31, 2005 were $7,430,000, as compared to $7,852,000 for the same period in 2004, representing a decrease of $422,000 or 5%. Research and development expenses for the three-month period ended December 31, 2005 were $6,251,000 as compared to $6,253,000 for the same period in 2004. Research and development expenses are comparable to the prior year as increased spending for process validation, production activity for clinical trials as well as the patient enrollment for the Phase III clinical trials for SLE, are offset by reduced or delayed spending for certain research programs. Cost of goods sold for the three-month period ended December 31, 2005 was $72,000 as compared to $159,000 for the same period in 2004, a decrease of $87,000 due to lower sales volume. Sales and marketing expenses for the three-month period ended December 31, 2005 decreased $26,000 from $207,000 to $181,000 for the same period in 2004, as a result of the decision to de-emphasize the diagnostic imaging product line. General and administrative costs decreased to $926,000 for the three-month period ended December 31, 2005, from $1,233,000 for the same period of 2004, primarily due to lower legal expenses and cost savings efforts during the quarter.

Interest Income

Interest and other income for the three-month period ended December 31, 2005 increased slightly to $97,000 compared to $95,000 for the same period in 2004, primarily due to higher rates of return on investments offset by lower cash available for investments resulting from the cash used in operations.

Interest Expense

Interest expense for the three-month periods ended December 31, 2005 and 2004, was approximately $2,491,000 and $107,000, respectively. The interest expense for the three-month period ended December 31, 2005 increased primarily from the $37,675,000 of 5% senior convertible notes due 2008 sold in April 2005, (the “5% Notes”). Also included in interest expense in 2005 is the amortization expense associated with the debt issuance costs of $207,000, the debt discount of $417,000, the $145,000 of “make-whole” interest payment regarding conversion of 5% Notes into shared of common stock, and $965,000 for the change in the market value of the derivative interest liability associated with the make-whole interest provision relating to the 5% Notes. The increase for the derivative interest liability was a result of the increase in the market price of the Company’s common stock value to $2.92 per share as of December 31, 2005. See Note 8 to our consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Foreign Currency Transactions Gain (Loss)

Foreign currency transactions were a slight gain for the three-month period ended December 31, 2005 as compared to a loss of $108,000 for the same period in 2004 primarily as a result of currency fluctuations between the dollar and the euro.

Operating Results

Net loss for the three-month period ended December 31, 2005 was $8,821,000 or $0.16 per share, as compared to $6,356,000, or $0.12 per share, for the same period in 2004. The increase of the net loss in 2005 as compared to the net loss in the comparable period in 2004 resulted primarily from reduced revenues and increased interest expense from the $37,675,000 5% Notes.

Six -Month Period Ended December 31, 2005 Compared to 2004

Revenues

Revenues for the six-month period ended December 31, 2005 were $885,000, as compared to $2,115,000 for the same period in 2004, representing a decrease of $1,230,000, or 58%. Product sales for the six-month period ended December 31, 2005 were $543,000, as compared to $1,859,000 for the same period in 2004, representing a decrease of $1,316,000, or 71%. This decline resulted from our not having European Regulatory approval to market LeukoScan manufactured by our revised processes. Through December 31, 2005, LeukoScan was sold in Europe on an emergency basis only (i.e. requested by a physician for a medical procedure), while the European regulatory authorities completed their validation of our manufacturing process revisions. This regulatory approval was received on January 30, 2006. With this approval, the quantities of LeukoScan on hand, manufactured by our revised processes, are available for direct sale. License fee and other revenues of $164,000 for the six-month period ended December 31, 2005 decreased $25,000 from $189,000 for the same period in 2004 due to the fewer licensee programs in place. Research and development revenues for the six-month period ended December 31, 2005 were $179,000 as compared to $67,000 for the same period of 2004 due to an additional grant-funded program in 2005 and the timing of grant programs.

Costs and Expenses

Total costs and expenses for the six-month period ended December 31, 2005 were $15,329,000, as compared to $14,282,000 for the same period in 2004, representing an increase of $1,047,000 or 7%. Research and development expenses for the six-month period ended December 31, 2005 were $12,778,000 as compared to $11,520,000 for the same period in 2004, representing an increase of $1,258,000 or 11%. This expense growth resulted primarily from increased spending for process validation, production activity for clinical trials as well as the patient enrollment for the Phase III clinical trials for SLE. Cost of goods sold for the six-month period ended December 31, 2005 was $201,000 as compared to $325,000 for the same period in 2004, a decrease of $124,000 due in part to lower sales volume partially offset by additional costs relating to quality control testing. Sales and marketing expenses for the six-month period ended December 31, 2005 decreased $86,000 from $425,000 to $339,000 for the same period in 2004, as a result of the decision to de-emphasize the diagnostic imaging product line. General and administrative costs were $2,011,000 for the six-month period ended December 31, 2005, approximated expenses for the same period of 2004.

Loss on Changes in Fair Value of Warrants

For the six-month period ended December 31, 2005 we recorded an expense of $270,000 for the liability for warrants issued as part of issuance of the 5% Notes. The increase in the valuation of the liability for the warrants was due to the increase in the Company’s common stock from $1.71 per share on June 30, 2005 to $1.88 on August 19, 2005 (the date of the Special Meeting of Stockholders to authorize the increase of the number of shares of our common stock).

Litigation Settlement

In September 2004 a patent infringement suit with Cytogen, Inc. and C.R. Bard was settled for an undisclosed amount without any admission of fault or liability. In connection with the settlement, we settled legal fees associated with the suit with the attorneys representing it in the case. For the quarter ended September 30, 2004, we recorded in other income a litigation settlement gain in the amount of $1,111,750, which includes the reversal of legal fees previously accrued for this patent suit.

Interest Income

Interest and other income of $315,000 for the six-month period ended December 31, 2005 increased by $136,000 from $179,000 for the same period in 2004, primarily due to higher rates of return on investments and increased cash available for investments resulting from the April 2005 debt financing.

Interest Expense

Interest expense for the six-month periods ended December 31, 2005 increased to approximately $3,531,000, as compared to $209,000 for the same period in 2004. The interest expense for the six-month period ended December 31, 2005 increased primarily from the $37,675,000 of the 5% Notes sold in April 2005. Included in interest expense in 2005 is the amortization expense associated with the debt issuance costs of $416,000 and the debt discount of $724,000 and the $145,000 of “make-whole” interest payment regarding the conversion of the 5% Notes into shares of common stock. Also included in interest expense is $965,000 for the change in the market value of the derivative interest liability associated with the make whole interest provision relating to the 5% Notes. The increase for the derivative interest liability was a result of the increase in the market price of the Company’s common stock value to $2.92 per share as of December 31, 2005. See Note 8 to our consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Foreign Currency Transactions Gain (Loss)

Foreign currency transactions were a slight gain for the six-month period ended December 31, 2005 as compared to a loss of $32,000 for the same period in 2004, resulting primarily from currency fluctuations between the dollar and the euro.

Operating Results

Net loss for the six-month period ended December 31, 2005 was $17,364,000 or $0.32 per share, as compared to $10,605,000, or $0.20 per share, for the same period in 2004. The increase of the net loss in 2005 as compared to the net loss in the comparable period in 2004 resulted primarily from increased clinical research and development spending, increased interest expense resulting from the $37,675,000 of the 5% Notes. In addition, the 2004 results included a net litigation settlement gain of $1,112,000.

Liquidity and Capital Resources

At December 31, 2005, we had working capital of $7,825,000, representing a decrease of $15,501,000 from our working capital balance of $23,326,000 at June 30, 2005. The net decrease in working capital resulted principally from the net loss allocable to our common stockholders during the six-month period ended December 31, 2005 of $17,364,000. At December 31, 2005 we had long-term debt, net of discounts of $35,176,000 (5% Notes due 2008 - $33,263,000 and the New Jersey Economic Development Authority - $1,913,000).

During the three-month period ending December 31, 2005, we converted $1,161,000 of the 5% Notes into shares of our common stock at the request of certain 5% Note holders. The accrued interest related to these converted 5% Notes ($145,000) was paid in shares of common stock. As a result of these transactions, 505,322 shares of our common stock were issued representing principal and accrued interest due to the such holders under the terms of the 5% Note agreement.

During the three-month period ended December 31, 2005 the value of the derivative interest liability associated with the make-whole interest provision of the 5% Notes increased by approximately $965,000 as a result of the increase in the market price of the Company’s common stock.

Subsequent to December 31, 2005, we received requests from certain holders of the 5% Notes to convert an aggregate of $2,163,750 of the 5% Notes into shares of common stock. The accrued interest for these 5% Notes ($270,000) was paid for in shares of common stock. As a result of the transactions subsequent to December 31, 2005, an additional 914,861 shares of our common stock were issued.

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

We expect to utilize our cash equivalents and short-term investments to fund our operations for the fiscal year 2006, which is expected to be at a higher level than in the fiscal year 2005 due to increased spending for clinical trials. However, we do not believe we will have adequate cash at this expected spending level to fund our research and development programs through the next twelve months. We will require additional funding in order to continue our research and development programs as is currently budgeted for fiscal year 2006.

We are actively pursuing various financing alternatives as market conditions permit through collaborative development, marketing and distribution agreements and additional debt or equity financings. We continue to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of our proprietary products and technologies. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. If we are unable to raise additional funding on acceptable terms, we will curtail certain programs and implement cost savings programs in order to continue our operations at least through the fiscal year 2006.

On November 1, 2005 we implemented a cost savings plan intended to reduce the current negative cash flow while continuing to devote resources to the SLE clinical trials. The cost savings program consisted of the elimination of a number of staff positions and the reduction of certain positions to a part-time basis. The staff reduction program included employee severance costs of approximately $21,000. The salary compensation for the Chairman of the Board & Chief Strategic Officer and certain senior executives will voluntarily be deferred until the financial situation of the Company improves. The executive bonus program was also deferred and will be reevaluated by the Board of Directors at the conclusion of the fiscal year 2006. In addition to these actions, we are continuing to evaluate the deferral of non-essential expenditures to conserve capital for research and development programs.

Our operating plan contains assumptions regarding revenues, expenses and cash flow from financings. The achievement of the operating plan depends primarily on our ability to consummate a strategic collaboration relating to epratuzumab. Our inability to complete such a transaction would have an adverse impact on our ability to execute the operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include seeking additional debt or equity financings to the extent available. Considering the cash on hand and based on the achievement of the operating plan and management’s actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements. However, no assurance can be given that sufficient cash will be obtained in a timely manner in the near term. Our cash and marketable securities balance was approximately $17,751,000 as of December 31, 2005, including $3,188,000 of restricted funds. This compares to $33,611,000 of cash and marketable securities as of June 30, 2005, including $18,126,000 of restricted funds. Management continues to anticipate that total average monthly cash outflow will be in the $2,000,000 to $2,500,000 range. Therefore, we should have adequate cash to fund our development and commercialization programs for the next six to seven months, unless we enter into a partnership arrangement for epratuzumab or complete alternative financing arrangements, which there is no assurance would be obtained. If additional financing is not obtained in the near future we will implement additional cost cutting measures.

We are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. Please refer to the section “Factors That May Affect Our Business and Results of Operations” in our Quarterly Report on Form 10-Q for the six-month period ended December 31, 2005.

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility, a loan from the New Jersey Economic Development Authority used to fund the expansion of our facility, a clinical research organization contract to administer our Phase III clinical trials for SLE, the issuance of the 5% Notes and employment contracts in effect for the Company’s Chairman of the Board and the President and Chief Executive Officer. We have identified and quantified the significant commitments in the following table for the fiscal years ending June 30:

(in thousands)	Payments Due by Period
Contractual Obligation	2006	2007	2008	2009	2010	Thereafter	Total
Operating Lease(1)	$273	$552	$556	$556	$556	$8,542	$11,035
NJEDA Loan(2)	$657	1,301	1,284	—	—	—	$3,242
Long Term Contract(3)	$3,026	7,288	1,355	—	—	—	$11,669
5% Senior Convertible Notes(4)	$923	1,851	38,360	—	—	—	$41,134
Employment Contracts(5)	$305	441	100	100	—	—	$946

TOTAL	$5,184	$11,433	$41,655	$656	$556	$8,542	$68,026

(1)	In November 2001, we renewed our operating lease for our Morris Plains, New Jersey facility for an additional term of 20 years expiring in October 2021 at an annual base rate of $545,000, which included an additional 15,000 square feet. The rent is fixed for the first five years and increases every five years thereafter.
(2)	In May 2003, we obtained a loan for $6,376,000 at a variable interest rate through the New Jersey Economic Development Authority, repayable monthly in 60 equal installments.
(3)	On June 1, 2005, we entered into an agreement with PPD Development LP to operate on the Company’s contract research organization to manage the Phase III clinical trials for SLE. The chart above assumes that based on our current forecast we will have adequate cash to continue to fund our clinical trials. If we were unable to raise additional funds timely, these costs would be deferred to future periods, if incurred at all.
(4)	On April 29, 2005, we completed a $37,675,000 private placement financing through the issuance of 5% senior convertible notes due April 29, 2008. Interest payments are due semi-annually beginning November 29, 2005, payable in cash or shares of common stock at our option. The holders of the notes may convert the notes at any time prior to April 29, 2009 at a conversion price of $2.62 per share, subject to adjustment based on the anti-dilution provision. During the six months ended December 2005 approximately $1,306,000 of notes and accrued interest were converted into shares of common stock. In addition, the holders received warrants that may be converted into shares of common stock at a conversion price of $2.98 per share.
(5)	Employment contracts for the Chairman of the Board and Chief Strategic Officer, and the President and Chief Executive Officer will expire on June 30, 2006. The salary compensation for the Chairman of the Board and Chief Strategic Officer has been voluntarily deferred until the financial situation of the Company improves. The executive bonus program was deferred and will be reevaluated by the Board of Directors at the conclusion of the 2006 fiscal year.

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

Our holdings of financial instruments are comprised primarily of corporate debt securities and municipal bonds. All such instruments are classified as securities available for sale at December 31, 2005. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings also are exposed to the risks of changes in the credit quality of issuers. We typically invest in highly liquid debt instruments with fixed interest rates.

The table below presents the principal amounts of the restricted and unrestricted marketable securities and the related weighted-average interest rates by fiscal year of maturity for our investment portfolio as of December 31, 2005:

	2006	2007	2008	2009	2010	Total	Fair Value
	(in thousands)
Fixed rate	$2,575	$3,030	—	—	—	$5,605	$5,605
Average interest rate	1.95%	1.72%	—	—	—	1.83%	—

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

(b) Changes in Internal Controls. There were no significant changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 22, 2003, the Dutch Supreme Court, in a case brought by the Company, held that Immunomedics’ Dutch part of its European patent for highly specific monoclonal antibodies against the cancer marker, carcinoembryonic antigen (CEA), was valid. The Dutch Supreme Court did not finally decide the Company’s claim of infringement. Among other things, the Supreme Court held that the Court of Appeal which had ruled that Roche had infringed Immunomedics European Patent had not given Roche sufficient opportunity to comment on an expert opinion filed by Immunomedics in which it was stated that Roche’s CEA test kit did satisfy a criterion that is generally satisfied for specific antibodies that bind to CEA. The Company has argued that the Dutch court should enforce the European Patent for all European countries for which the European Patent was validated, since Roche sold the same product in each country. The Dutch Supreme Court repeated the reasoning of the Dutch District Court that the Brussels Convention should be interpreted to permit cross-border enforcement of European patents where a related group of companies sells the same product in countries where that same patent has been validated. The Dutch Supreme Court referred this issue to the European Court of Justice (ECJ) to provide a final interpretation of the Brussels Convention on this point. On January 27, 2005, the ECJ heard oral arguments in the case, and took the matter under consideration.

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

There were no other legal proceedings nor any material developments during the fiscal quarter ended December 31, 2005 in any of the legal proceedings described in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

ITEM 1A. RISK FACTORS

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

We have incurred significant operating losses since our formation in 1982, and have never earned a profit since that time. As of December 31, 2005, we had an accumulated deficit of approximately $192,000,000, including a net loss of $17,364,000 for the six-months ended December 31, 2005. The only significant revenue we have earned to date has come from the limited sale of our two diagnostic imaging products in Europe and, to a lesser degree, the United States, and the licensing of our lead therapeutic product candidate, epratuzumab, to Amgen in 2001. Our agreement with Amgen was terminated in April 2004. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic products and focus on our therapeutic pipeline. We have never received revenue from the commercialization of any therapeutic product. We expect to continue to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our research and development efforts.

We do not believe we will have adequate cash at our current expected spending level to fund our research and development programs through the next twelve months. We will require additional financial resources after we utilize our current liquid assets in order to continue our research and development programs as is currently budgeted for fiscal year 2006. We are actively pursuing various financing alternatives as market conditions permit through collaborative development, marketing and distribution agreements and additional debt or equity financings. We are focusing on various programs to raise additional capital and to seek additional revenues from the licensing of our proprietary technologies. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. If we are unable to raise additional funding in the near term, we will curtail certain programs and implement cost savings programs in order for us to continue our operations at least through the 2006 fiscal year.

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

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•	Approximately $237,000,000 from the public and private sale of our debt and equity securities through December 31, 2005;

•	$18,000,000 from Amgen under our epratuzumab licensing agreement, which was terminated in 2004; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

We will need to obtain additional funds for our research and development programs through the next twelve months or we will be required to curtail existing programs or incur other significant cost savings programs. We intend to continue expending substantial capital on our research and development programs if funding levels permit. We will need to raise additional capital in order to obtain the necessary regulatory approvals and then commercialize our future therapeutic products. Our capital requirements are dependent on numerous factors, including:

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Strategic Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, and certain companies with which we do business, including the Center for Molecular Medicine and Immunology, also known as the Garden State Cancer Center, or CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the six-month period ended December 31, 2005, we reimbursed CMMI a total of $15,000 for research activities conducted on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our Company also have responsibilities to both CMMI and us.

As a result of these and other relationships, the potential for both real and perceived conflicts of interest exists and disputes could arise over the allocation of funds, research projects and ownership of intellectual property rights. In addition, in the event that we become involved in stockholder litigation regarding these potential conflicts, we might be required to devote significant resources and management time defending the company from these claims, which could adversely affect our results of operations.

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

Risks Related to Government Regulation of our Industry

Our industry and we are subject to intense regulation from the U.S. Government and such other governments and quasi-official regulatory bodies where our products are and product candidates may be sold.

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

If our stock is not accepted for listing on the NASDAQ NMS, we will make every possible effort to have it listed on the Over the Counter Bulletin Board (the “OTC Bulletin Board”). If our Common Stock were to be traded on the OTC Bulletin Board, the Securities Exchange Act of 1934, as amended, and related Securities and Exchange Commission (“SEC”) rules would impose additional sales practice requirements on broker-dealers that sell our securities. These rules may adversely affect the ability of stockholders to sell our common stock and otherwise negatively affect the liquidity, trading market and price of our common stock.

If our common stock would not be able to be traded on the OTC Bulletin Board, we would make every effort to have it available for trading on the National Quotation Bureau’s Pink Sheets (the “Pink Sheets”). The Pink Sheets market consists of security firms who act as market makers in the stocks, usually, of very small companies. The bid and asked prices are not quoted electronically, but are quoted daily in “hard copy” which is delivered to firms that subscribe. Stocks that trade in the Pink Sheets are usually not as liquid as those that trade in electronic markets and, often time, the difference between the bid and the asked prices are substantial. As a result, if our common stock were traded on the Pink Sheets, there would likely be a further negative affect on the liquidity, trading market and price of our common stock even compared to that we might suffer if we were traded on the OTC Bulletin Board.

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

As of December 31, 2005, our debt service obligation on the 5% Notes was $36,500,000. We intend to fulfill our current debt service obligations, including repayment of the principal from cash generated by our operations and from our existing cash and investments, as well as the proceeds from potential licensing agreements and additional financing from equity or debt transactions. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our current debt service obligations, including repayment of the principal, we may have to delay or curtail research and development programs.

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

As of December 31, 2005, Dr. Goldenberg, our Chairman and Chief Strategic Officer, together with certain members of his family including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 16.4% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

Our certificate of incorporation limits, to the maximum extent permitted under Delaware law, the personal liability of our directors for monetary damages for breach of their fiduciary duties as directors. Our bylaws provide that we will indemnify our officers and directors and may indemnify our employees and other agents to the fullest extent permitted by law. These provisions may be in some respects broader than the specific indemnification provisions under Delaware law. The indemnification provisions may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified and to obtain directors’ and officers’ insurance. Section 145 of the DGCL provides that a corporation may indemnify a director, officer, employee or agent made or threatened to be made a party to an action by reason of the fact that he or she was a director, officer, employee or agent of the corporation or was serving at the request of the corporation, against expenses actually and reasonably incurred in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. Delaware law does not permit a corporation to eliminate a director’s duty of care and the provisions of our certificate of incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director’s breach of the duty of care.

We believe that our limitation of officer and director liability assists us to attract and retain qualified employees and directors. However, in the event an officer, a director or the board of directors commits an act that may legally be indemnified under Delaware law, we will be responsible to pay for such officer(s) or director(s) legal defense and potentially any damages resulting therefrom. Furthermore, the limitation on director liability may reduce the likelihood of derivative litigation against directors, and may discourage or deter stockholders from instituting litigation against directors for breach of their fiduciary duties, even though such an action, if successful, might benefit our stockholders and us. Given the difficult environment and potential for incurring liabilities currently facing directors of publicly-held corporations, we believe that director indemnification is in our and our stockholders’ best interests because it enhances our ability to attract and retain highly qualified directors and reduce a possible deterrent to entrepreneurial decision-making.

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

The Sarbanes-Oxley Act requires that we maintain effective internal controls over financial reporting and disclosure controls and procedures. Among other things, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 requires substantial accounting expense and significant management efforts. Our testing, or the subsequent review by our independent registered public accounting firm, may reveal deficiencies in our internal controls that would require us to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the NASDAQ NMS or other regulatory authorities that would require additional financial and management resources and could adversely affect the market price of our common stock.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders, or the Annual Meeting, was held on December 7, 2005. A quorum of 50,373,314 shares of common stock was represented in person or by proxy out of a total of 54,073,059 shares of common stock issued and outstanding and entitled to vote at the Annual Meeting (93.2%).

The matters that were voted on at the Annual Meeting were:

(A) A proposal to elect the following persons to our Board of Directors to serve until the 2006 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified:

Dr. David M. Goldenberg;

Cynthia L. Sullivan;

Dr. Morton Coleman;

Dr. Marvin E. Jaffe;

Brian A. Markison;

Mary E. Paetzold;

Richard R. Pivirotto; and

Don C.Stark.

(B) A proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2006.

The results of the votes of the Annual Meeting were as follows:

	Number of Shares of Common Stock
Proposal	For	Against/Withheld	Broker Non-Vote
Election of the following persons to our Board of Directors:
Dr. David Goldenberg	47,980,539	2,392,775	—
Cynthia L. Sullivan	47,991,057	2,382,257	—
Dr. Morton Coleman	48,183,142	2,190,172	—
Dr. Marvin E. Jaffe	48,168,872	2,204,442	—
Brian A. Markison	48,222,242	2,151,072	—
Mary E, Paetzold	48,161,142	2,212,172	—
Richard R. Pivirotto	48,146,312	2,227,002	—
Don C. Stark	48,188,490	2,184,824	—

	Number of Shares of Common Stock
Proposal	For	Against	Abstain	Broker Non-Vote
Ratification of the appointment of Ernst & Young LLP, as our independent registered public accounting firm for the fiscal year ending June 30, 2006:	48,189,350	2,091,022	92,942	—

Accordingly, our stockholders elected Dr. David M. Goldenberg, Cynthia L. Sullivan, Dr. Morton Coleman, Dr. Marvin E. Jaffe, Brian A. Markison, Mary E. Paetzold, Richard R. Pivirotto and Don C. Stark to serve until our 2006 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified. Our stockholders also ratified the appointment of Ernst & Young LLP, as our independent registered public accounting firm for the fiscal year ending June 30, 2006.

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

IMMUNOMEDICS, INC.

February 14, 2006	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

February 14, 2006	By:	/s/ Gerard G. Gorman
Gerard G. Gorman
Vice President, Finance, and Chief Financial Officer
(Principal Financial and Accounting Officer)