Form 10-Q
period 2006-03-31
IMMUNOMEDICS INC
filed 2006-05-10
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

The number of shares of the registrant’s common stock outstanding as of May 9, 2006 was 57,415,066.

IMMUNOMEDICS, INC.

		Page No.
PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

	Consolidated Balance Sheets as of March 31, 2006 (unaudited) and June 30, 2005	3

	Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended March 31, 2006 (unaudited) and 2005 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2006 (unaudited) and 2005 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4.	CONTROLS AND PROCEDURES	30

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	31

ITEM 1A.	RISK FACTORS	32

ITEM 6.	EXHIBITS	44

SIGNATURES		45

ITEM 1. FINANCIAL STATEMENTS

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	June 30, 2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,947,085	$11,937,483
Marketable securities	1,373,601	3,547,507
Accounts receivable, net of allowance for doubtful accounts of $125,000 and $150,000, at March 31, 2006 and June 30, 2005, respectively	778,747	409,458
Inventory, net of reserve for obsolescence of $66,000 and $150,000 at March 31, 2006 and June 30, 2005, respectively	620,506	493,603
Other current assets	799,633	785,677
Restricted securities- current portion	1,275,200	15,575,200

Total current assets	13,794,772	32,748,928
Property and equipment, net of accumulated depreciation of $16,381,719 and $15,058,604, at March 31, 2006 and June 30, 2005, respectively	8,949,786	10,152,115
Restricted securities	1,594,000	2,550,400
Other long-term assets	1,571,672	2,471,706

	$25,910,230	$47,923,149

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current portion of long-term debt	$1,275,200	$1,275,200
Accounts payable and accrued expenses	7,466,865	8,147,723
Derivative interest liability	1,329,198	—

Total current liabilities	10,071,263	9,422,923

Long-term debt	30,527,534	36,743,233
Other liabilities – warrants	—	2,748,240
Minority interest	198,944	272,160
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value; authorized 10,000,000 shares at March 31, 2006 and 70,000,000 shares at June 30, 2005; no shares issued and outstanding at March 31, 2006 and June 30, 2005	—	—
Common stock, $0.01 par value; authorized 110,000,000 shares; issued and outstanding, 56,827,736 shares at March 31, 2006 and 54,073,059 shares at June 30, 2005	568,277	540,730
Capital contributed in excess of par	182,837,290	173,417,147
Treasury stock, at cost, 34,725 shares	(458,370)	(458,370)
Accumulated deficit	(198,122,734)	(175,015,679)
Accumulated other comprehensive income	288,026	252,765

Total stockholders’ deficit	(14,887,511)	(1,263,407)

	$25,910,230	$47,923,149

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(unaudited)
Revenues:
Product sales	$1,142,461	$947,386	$1,685,186	$2,806,171
License fee and other revenues	83,250	74,457	246,931	263,386
Research and development	89,523	67,143	268,570	134,286

Total revenues	1,315,234	1,088,986	2,200,687	3,203,843

Costs and Expenses:
Costs of goods sold	186,984	218,337	387,639	543,836
Research and development	4,654,183	5,764,833	17,432,526	17,284,809
Sales and marketing	151,417	277,859	490,797	702,534
General and administrative	1,015,830	853,151	3,026,780	2,865,274

Total costs and expenses	6,008,414	7,114,180	21,337,742	21,396,453

Operating loss	(4,693,180)	(6,025,194)	(19,137,055)	(18,192,610)
Loss on change in fair value of warrants	—	—	(269,988)	—
Litigation settlement	—	—	—	1,111,750
Interest and other income	101,949	81,140	417,037	260,170
Interest expense	(1,174,887)	(110,164)	(4,705,593)	(318,893)
Minority interest	22,360	23,416	73,216	84,116
Foreign currency transaction gain (loss)	737	75,571	978	43,798

Loss before income tax benefit	(5,743,021)	(5,955,231)	(23,621,405)	(17,011,669)
Income tax (provision) benefit	—	(103,792)	514,350	347,565

Net loss	$(5,743,021)	(6,059,023)	$(23,107,055)	$(16,664,104)

Per share data (basic and diluted):
Net loss	$(0.10)	$(0.11)	$(0.42)	$(0.31)

Weighted average number of common shares outstanding	55,670,994	54,073,059	54,606,327	53,554,566

Comprehensive income (loss):
Net loss	$(5,743,021)	$(6,059,023)	$(23,107,055)	$(16,664,104)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	29,330	(87,107)	16,466	91,220
Unrealized gain (loss) on securities available for sale – net	12,919	(70,772)	18,795	(18,869)

Other comprehensive income (loss)	42,249	(157,879)	35,261	72,351

Comprehensive loss	$(5,700,772)	$(6,216,902)	$(23,071,794)	$(16,591,753)

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(23,107,055)	$(16,664,104)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,323,115	1,402,231
Non-cash interest charges related to 5% senior convertible notes	2,509,594	—
Minority interest	(73,216)	(84,116)
Credit for allowance for doubtful accounts	(24,557)	(67,649)
Inventory reserve increase	4,900	47,000
Amortization of premiums of marketable securities	85,432	116,590
Loss on change in fair value of warrants	269,988	—
Non-cash expense relating to issuance of stock options	21,871	—
Payment of interest expense with common stock	791,628	—
Changes in operating assets and liabilities	(1,190,299)	16,132
Other	16,466	91,220

Net cash used in operating activities	(19,372,133)	(15,142,696)

Cash flows from investing activities:
Purchases of marketable and restricted securities	(1,150,000)	(7,356,984)
Proceeds from sales and maturities of marketable securities	4,213,671	9,210,342
Purchases of property and equipment	(120,786)	(325,502)

Net cash provided by investing activities	2,942,885	1,527,856

Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	—	13,961,019
Release of restricted funds from escrow relating to the 5% senior convertible notes	14,300,000
Exercise of stock options	95,250	4,062
Payments of debt	(956,400)	(956,400)

Net cash provided by financing activities	13,438,850	13,008,681

Net decrease in cash and cash equivalents	(2,990,398)	(606,159)
Cash and cash equivalents, beginning of period	11,937,483	9,133,297

Cash and cash equivalents, end of period	$8,947,085	$8,527,138

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

1. Business Overview and Basis of Presentation

The accompanying unaudited consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2005 has been derived from the Company’s audited 2005 consolidated financial statements. Operating results for the three and nine-month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2006, or any other period.

Immunomedics is subject to significant risks and uncertainties, including, without limitation, our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements, (if any); uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; our ability to protect our proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally. For more details regarding such risks and uncertainties please refer to the section entitled Item 1A “Risk Factors” included in this Quarterly Report on Form 10-Q.

By entering into the Agreement with UCB (see Note 11) and the anticipated receipt of the initial payments related thereto, the Company will have sufficient funds to continue its research and development programs for at least the next twelve months. UCB will assume the financial responsibilities of completing the clinical and regulatory submissions of epratuzumab for SLE. The Company will continue to conduct its’ other antibody-based research and development programs for other compounds in its development pipeline in line with its corporate strategy. While epratuzumab continues to progress through the clinical trials and regulatory approval process before it is available for commercialization, the Company’s losses will continue as it continues to conduct its other research and development activities. These activities are budgeted to expand over time and will require further resources if the Company is to be successful. As a result, the Company’s operating losses are likely to be substantial over the next several years.

As of March 31, 2006, the Company had unrestricted cash, cash equivalents and marketable securities totaling $10,321,000. By entering into the Agreement with UCB and the anticipated receipt of approximately $38 million (before fees), the Company will have sufficient funds to continue operations at least through the next fiscal year. Management anticipates that with the transfer of the SLE clinical trials to UCB the average monthly cash outflow will be reduced.

The Company continues to review and evaluate opportunities for the future funding of the organization, of which there is no assurance will be obtained. These opportunities include entering into partnership arrangements for products that are at various stages of product development and financing alternatives for additional debt or equity financings. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

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

Immunomedics’ investments in cash equivalents, marketable securities and restricted securities are classified as securities that are available for sale. The portfolio at March 31, 2006 primarily consisted of corporate debt securities and municipal bonds.

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

Inventory

Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. As of March 31, 2006 the inventory balance consisted of finished goods.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities relate to the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements and tax returns. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income taxes are provided for profitable foreign jurisdictions at the applicable effective tax rate. During the nine-month period ended March 31, 2005, the Company provided income taxes of $243,000 relating to foreign operations, however no income taxes were provided for in the current year to date due to losses in those jurisdictions for the nine month period ended March 31, 2006.

Benefits received resulting from the sale of our State of New Jersey net operating losses (“NOL”) are recognized as a tax benefit when the NOL is approved for sale by the State of New Jersey. During the nine month periods ended March 31, 2006 and 2005, the Company sold and received benefits of approximately $514,350 and $591,000, respectively, as a result of the State of New Jersey NOL.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the nine-month periods ended March 31, 2006 and 2005. The common stock equivalents excluded from the diluted per share calculation are 19,897,900 and 5,231,500 shares at March 31, 2006 and 2005, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss, net unrealized gains (losses) on securities available for sale and foreign exchange translation changes and is presented in the Consolidated Statements of Operations and Comprehensive Loss.

Stock-Based Compensation

Prior to July 1, 2005, the Company’s stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended June 30, 2005 or 2004, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As of June 30, 2005, all outstanding stock options have been fully vested. Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s net loss for the three and nine-month periods ended March 31, 2006, were $8,000 and $22,000 higher than if the Company had continued to account for share-based compensation under Opinion No. 25.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plan in 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Net income (loss), as reported	$(6,059,023)	$(16,664,104)
Add: Total stock–based employee compensation expense determined under fair value based method for all awards	(9,835,330)	(12,937,687)

Pro forma net loss	$(15,894,353)	$(29,601,791)

Loss per share:
-as reported	$(0.11)	$(0.31)
-pro forma	$(0.29)	$(0.55)

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

During the second half of the 2005 fiscal year the Company’s Board of Directors approved the acceleration of vesting of all outstanding stock options (the “Acceleration”). The exercise price of all stock options was above market value at the time of the Acceleration. In accordance with SFAS 123, the Company expensed the remaining unrecognized compensation cost associated with the options with accelerated vesting in the pro forma disclosure in its June 30, 2005 financial statements. These actions were taken in order to avoid expense recognition in future financial statements upon adoption of FAS 123(R). The total additional compensation cost of $8,100,000 was recorded in the pro forma table above.

The fair value of each option granted during the nine-month periods ended March 31, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (i) dividend yield of 0%, (ii) expected term of 6.25 years and 7.0 years for March 31, 2006 and 2005, respectively, (iii) expected volatility of 113% at March 31, 2006 and 117% at March 31, 2005 and (iv) a risk-free interest rate of 4.33% - 4.85% for the nine-month period ended March 31, 2006 and 4.24% - 4.50%, for the nine-month period ended March 31, 2005. The weighted average fair value at the date of grant for options granted during the nine month periods ended March 31, 2006 and 2005 was $1.74 and $3.20 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees (28%), executive officers (22%) and outside directors (25%) within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the nine-month period ended March 31, 2006 is summarized as follows:

	Shares	Option Price Range
Outstanding, July 1, 2005	5,486,650	$1.44 - $24.56
Granted	81,000	1.76 - 2.98
Exercised	(54,000)	1.75 - 2.25
Terminated	(709,200)	1.75 - 24.06

Outstanding, March 31, 2006	4,804,450	$1.44 - $24.56

Exercisable, March 31, 2006	4,723,450	$1.44 - $24.56

The Company has 81,000 non-vested options outstanding. As of March 31, 2006, there was $119,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of four years.

3. Marketable Securities and Restricted Securities

Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as separate component of accumulated other comprehensive loss. Immunomedics considers all of its current investments to be available-for-sale. Marketable securities and restricted securities at March 31, 2006 and June 30, 2005 consist of the following ($ in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
March 31, 2006
Municipal Bonds/Agency	$3,537	$—	$(28)	$3,509
Corporate Debt Securities	734	—	—	734

	$4,271	$—	$(28)	$4,243

June 30, 2005
Money Market Funds	$14,300	$—	$—	$14,300
Municipal Bonds/Agency	6,307	—	(54)	6,253
Corporate Debt Securities	1,113	8	(1)	1,120

	$21,720	$8	$(55)	$21,673

Restricted securities at March 31, 2006 and June 30, 2005 of approximately $2,869,000 and $18,125,000, respectively, are included in the table above.

4. Property and Equipment

Property and equipment consists of the following ($ in thousands):

	March 31, 2006	June 30, 2005
Machinery and equipment	$5,748	$5,683
Leasehold improvements	17,418	17,398
Furniture and fixtures	800	786
Computer equipment	1,365	1,343

	25,331	25,210
Accumulated depreciation and amortization	(16,381)	(15,058)

	$8,950	$10,152

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics for the three and nine-month periods ended March 31, 2006 and 2005 ($ in thousands):

	Three-Months Ended March 31, 2006
	United States	Europe	Total
Total assets	$22,812	$3,098	$25,910
Property and equipment, net	8,948	2	8,950
Revenues	218	1,097	1,315
Income (loss) before tax benefit	(6,068)	325	(5,743)

	Three-Months Ended March 31, 2005
	United States	Europe	Total
Total assets	$26,055	$2,683	$28,738
Property and equipment, net	10,452	4	10,456
Revenues	210	879	1,089
Income (loss) before tax benefit	(6,085)	130	(5,955)

	Nine-Months Ended March 31, 2006
	United States	Europe	Total
Revenues	$698	$1,503	$2,201
Income (loss) before tax benefit	(23,611)	(10)	(23,621)

	Nine-Months Ended March 31, 2005
	United States	Europe	Total
Revenues	$647	$2,557	$3,204
Income (loss) before tax benefit	(17,693)	681	(17,012)

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

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $47,000 and $52,000 for the nine-month periods ended March 31, 2006 and 2005, respectively. It also provides to CMMI, at no cost, laboratory materials and supplies. Beginning January 1, 2005, the Company incurred legal expenses on behalf of CMMI for patent related matters. The Company has first rights to license those patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI. For the nine month period ended March 31, 2006, the Company incurred $127,000 of patent related expenses as compared to $41,000 for the nine-month period ended March 31, 2005.

During the nine-month periods ended March 31, 2006 and 2005, the Board of Directors authorized grants to CMMI of $1,000 and $3,000, respectively, to support research and clinical work being performed at CMMI. Such grants are to be expended in a manner deemed appropriate by the Board of Trustees of CMMI.

For the nine-month periods ended March 31, 2006 and 2005, Dr. Goldenberg received $18,333 and $41,250, respectively, in compensation for his services to IBC Pharmaceuticals, Inc., a Delaware corporation, and a majority-owned subsidiary of the Company (“IBC”). Effective November 1, 2005 Dr. Goldenberg has voluntarily deferred his salary compensation until the financial situation for the Company improves. The Company owns approximately 74% of the capital stock of IBC. Dr. Goldenberg owns approximately 18% of the capital stock of IBC, and the remaining 8% of IBC is held by various third parties, some of whom are adult members of Dr. Goldenberg’s family, as to which shares Dr. Goldenberg disclaims beneficial ownership.

7. License and Distribution Agreements

In June 2002, the Company granted a non-exclusive license to Daiichi Pure Chemicals Co. under Immunomedics’ carcinoembryonic antigen (CEA) patents. The Company recorded a royalty of $218,000 and $185,000 for the nine-month periods ended March 31, 2006, and 2005, respectively, as “License fee and other revenues” under that license.

In September 2004, a patent infringement suit with Cytogen, Inc. and C.R. Bard was settled for an undisclosed amount without any admission of fault or liability. In connection with the settlement, the Company settled legal fees associated with the suit with the attorneys representing it in the case. For the quarter ended September 30, 2004, the Company recorded a litigation settlement gain in the amount of $1,111,750, which includes the reversal of legal fees previously accrued for this patent suit. The specific amount of the settlement, however, is undisclosed in accordance with the terms of the parties’ settlement agreement.

8. Debt

In April 2005, the Company issued through a private placement $37,675,000 of 5% Senior Convertible Notes, due in May 2008, (the “5% Notes”). The net proceeds of $35,200,000 from the financing have been and will be used to fund clinical development programs for epratuzumab in moderate and severe lupus patients, repay existing indebtedness and fund general working capital requirements. The 5% Notes bear interest at a fixed annual rate of 5%, to be paid semiannually in arrears beginning in November 2005. The 5% Notes are convertible into the Company’s common stock at $2.62 per share subject to adjustment based on the anti-dilution provision.

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

The make-whole interest payment is considered a bifurcated derivative since the embedded call option can accelerate the settlement of the interest component of the debt host at the holder’s option. Since this instrument is bifurcated, changes in the fair value of the make-whole interest payment will be recorded in current period operations. At March 31, 2006, the fair value of this instrument was approximately $1,329,000 and was recorded in the consolidated balance sheet as derivative interest liability. Changes in the derivative interest liability associated with its fair value and conversions of the 5% Notes into shares of common stock of approximately $387,000 was recorded as a credit to interest expense in the third quarter of fiscal 2006. The initial value of the derivative interest liability associated with the make-whole interest provision of $751,000 is recorded as additional debt discount and is being amortized to interest expense over the remaining life of the 5% Notes, subject to adjustments for conversions of the 5% Notes into shares of common stock.

The Company may pay the interest, including the make-whole interest payment in (1) cash, (2) shares of common stock or (3) a combination thereof; provided that, (A) if the conversion is at the holder’s election, the stock paid in exchange for interest shall be valued at the greater of: (i) the stock price at the 5% Notes closing date (April 29, 2005) and (ii) 95% of the daily volume weighted average price of the Company’s common stock for the three trading-day period beginning on and including the trading day prior to the conversion date, to and including the trading day following the conversion date and (B) if the conversion is at the Company’s election, the stock paid in exchange for interest shall be valued at the greater of (i) 150% of the conversion price and (ii) 95% of the daily volume weighted average price of the common stock for the three trading day period beginning on and including the trading day prior to the conversion date, to and including the trading day following the conversion date.

As part of the transaction, the Company included detachable warrants (the “Warrants”) to purchase additional shares of the Company’s common stock. The Warrants are converted into shares of the Company’s common stock at a rate of 76.394 shares of common stock for each $1,000 amount of principal 5% Notes. The Warrants are exercisable at $2.98 per warrant share. The Warrants expire in April 2008.

The Company accounted for the proceeds received from the 5% Notes under the guidance of APB 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The proceeds received from the issuance of debt and stock warrants were allocated between the two components based on the relative fair values of the two securities at the time of issuance (April 29, 2005). The portion of the proceeds allocated to the Warrants was initially valued at $3,687,000. The resulting debt discount will be amortized to interest expense over the life of the 5% Notes, resulting in an adjustment of the stated interest yield. This amortization to the debt discount is subject to adjustments for conversions of the 5% Notes into shares of common stock.

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

On August 19, 2005 at a Special Meeting of Stockholders, a majority of holders of common stock of the Company approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized from 70 million shares to 110 million shares. In addition, the shareholders voted to authorize shares of common stock for conversion if required, into common stock for the 5% Notes and the Warrants. The 5% Notes and Warrants were therefore no longer restricted as to conversion into shares of common stock. The restricted proceeds from these 5% Notes and Warrants that had been held in escrow ($14,300,000) were released. The liability for the Warrants was increased by approximately $270,000 on August 19, 2005 to reflect the increase in the Company’s common stock valuation. This increase in the liability for the Warrants is reflected in the statement of operations. The Warrants liability of $3,018,000 was subsequently reclassified to permanent equity.

Also, at closing of the sale of the Company’s 5% Notes, the Company retired and exchanged the entire $10,000,000 principal amount of its 3.25% Convertible Notes, that were due in January 2006, (the “3.25% Notes”), in two separate transactions. The Company paid approximately $5,090,000, (which includes interest accrued on the 3.25% Notes) from the proceeds of the offering to retire $5,000,000 of its outstanding principal. In addition, the Company converted $5,000,000 of its outstanding 3.25% Notes for the newly issued 5% Notes.

The costs incurred as part of the transaction for private placement of the 5% Senior Convertible Notes (approximately $2,507,000) are being amortized over 36 months and are reported as interest expense. For the nine-month period ended March 31, 2006, the Company amortized $606,000 to interest expense. The unamortized portion of these costs associated with the $6,326,000 5% Senior Convertible Notes of approximately $313,000 was classified to additional paid in capital at the date of the conversion.

During the three and nine-month periods ended March 31, 2006, $5,165,000 and $6,326,000, respectively, of the 5% Notes were converted into shares of common stock at the request of the 5% Notes’ holders. The interest related payment due to the Note holders at the conversion date, including the make-whole interest payment was approximately $646,000 which was paid for in 224,000 shares of common stock for the three-month period ended March 31, 2006. For the nine-month period ended March 31,2006 the interest related payment due to the Note holders that was converted was approximately $792,000 which was paid for in 286,000 shares of common stock.

The unamortized portion of the debt discount of approximately $400,000 associated with the $6,326,000 5% Notes converted during the nine months ended March 31, 2006 was classified to additional paid in capital at the date of conversion. The amortization of debt discount was $286,000 and $1,100,000 for the three and nine-month periods ended March 31, 2006, respectively.

Total interest expense and related amortization expense for the 5% Notes for the nine-months ended March 31, 2006 was $4,601,000.

In January 2004, the Company completed a $10,000,000 financing of 3.25% Senior Convertible Notes, which were due in January 2006, (the “3.25% Notes”). The notes bore interest at a fixed annual rate of 3.25% to be paid semiannually in arrears beginning in July 2004. The holder of the 3.25% Notes could convert the 3.25% Notes at any time prior to the maturity date into shares of the Company’s common stock at a conversion price of $6.09 per share. On April 29, 2005 the Company retired and exchanged the entire $10,000,000 principal amount from proceeds from the 5% Notes. One half of the total principal was retired, including accrued interest. The remaining principal was exchanged for $5,000,000 of the 5% Notes. For the nine-month period ended March 31, 2005, the Company incurred interest expense of approximately $244,000.

In May 2003, Immunomedics completed a $6,376,000 bond financing with the New Jersey Economic Development Authority, pursuant to which Immunomedics was able to refinance its capital investment in a new manufacturing facility at a rate of interest below that which would have otherwise been available. The interest rate on the bonds was approximately 4.78 % at March 31, 2006. In connection with this financing, Immunomedics granted certain security interests to the New Jersey Economic Development Authority with respect to its properties and assets, and agreed to become subject to certain customary affirmative as well as restrictive covenants, none of which it believes will affect its business or operations in any material respect. In addition, the bonds are subject to mandatory redemption, if the fair value of the Company’s collateralized assets falls below the outstanding loan balance. The Company’s collateral is recorded as restricted securities in the balance sheet. Restricted securities include highly liquid, marketable securities. At March 31, 2006, the Company’s indebtedness under this financing was approximately $2,869,000 due in equal monthly installments over the next 27 months. For the nine-month periods ended March 31, 2006 and 2005, the Company incurred interest expense of approximately $104,000 and $75,000, respectively. Interest and principal payments are due monthly.

9. Stockholders Equity

During the nine-month period ended March 31, 2006, holders of 5% Notes converted an aggregate of $6,326,000 of the 5% Notes principal and the Company paid approximately $792,000 of interest due to the Notes’ holders in shares of common stock. These transactions resulted in the issuance of an aggregate of 2,700,677 shares of the Company’s common stock.

On August 19, 2005 at a Special Meeting of Stockholders a majority of holders of common stock of the Company approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized from 70 million shares to 110 million shares. In addition, the shareholders voted to authorize shares of common stock for conversion if required, into common stock for the 5% Notes and the Warrants. The 5% Notes and Warrants were therefore no longer restricted as to conversion into shares of the Company’s common stock. The liability for the Warrants was increased by approximately $270,000 on August 19, 2005 to reflect the increase in the Company’s common stock valuation. This increase in the liability for the Warrants is reflected in the statement of operations and the Warrant liability of $3,018,000, was subsequently classified as permanent equity during the nine-month period ended March 31, 2006.

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

On May 19, 2004 and July 20, 2004, Roche filed nullity actions in German and United Kingdom courts, respectively, challenging our patents relating to an improved method of disease therapy in combination with cytotoxic agents, wherein cytokines are used to prevent, mediate or reverse radiation-induced, drug-induced or antibody-induced toxicity, especially to hematopoietic cells. On December 1, 2004, the Company agreed to settle the United Kingdom patent litigation by surrendering the United Kingdom patent. In accordance with United Kingdom legal rules, Roche made an application for payment of its attorney’s fees and other costs to the court. We agreed on a resolution with Roche, which was subsequently settled. The related charges for this litigation were included in the General and Administrative expenses in the Statement of Operations for the year ended June 30, 2005. In the German action the Company is defending the patent with amended claims and believes that it will prevail in such action. The German Patent Court has scheduled oral proceedings for August 3, 2006.

11. Subsequent Events

The Company made a semi-annual interest payment of approximately $765,000 to the 5% Note holders on May 1, 2006. This interest payment may be made in (1) cash, (2) shares of common stock or (3) a combination thereof at the discretion of the Company. The Company has decided to retire this accrued interest liability with payment of shares of common stock as defined in the debt agreement. The value of common stock and additional paid in capital will increase by $2,680 and $762,295, respectively. This transaction resulted in the issuance of 267,924 shares of common stock.

On May 9, 2006 the Company entered into a Development, Collaboration and License Agreement (the “Agreement”) with UCB, S.A., (“UCB”) providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab, the Company’s humanized CD22 antibody (“Epratuzumab”), for the treatment of all autoimmune disease indications. Under the terms of the Agreement, the Company retains the rights to develop Epratuzumab in the field of oncology, and UCB has the right to acquire development and commercialization rights to Epratuzumab with respect to cancer indications at anytime prior to the first commercial sales thereof. If UCB exercises its buy-in right with respect to Epratuzumab in the field of oncology, UCB will reimburse the Company for the development cost actually incurred, plus a buy-in fee.

Under the terms of the Agreement, the Company will receive in cash from UCB initial payments totaling $38 million (which includes a $25 million upfront payment, plus a $13 million reimbursement for development costs of Epratuzumab related to the clinical development of Epratuzumab in patients with systemic lupus erythematosus (“SLE”) and Sjögren’s syndrome), within ten business days of the Effective Date, (May 9, 2006). In addition, the Company is entitled to receive regulatory milestone payments, which could aggregate to a maximum of up to $145 million in cash payments and $20 million in equity investments. These milestone payments are dependent upon specific achievements in the regulatory approval process under the Agreement. The Company will also receive product royalties based upon a percentage of aggregate annual net sales under the Agreement during the product royalty term, which percentage is subject to reduction under certain circumstances. In addition, the Company will be entitled to receive sales bonuses of up to $135 million upon annual net sales reaching certain target levels. There can be no assurance that these regulatory or sales achievements will be met and therefore there can be no assurance that the Company will receive such future payments.

The Agreement calls for the creation of a global autoimmune guidance committee, with equal representation by the Company and UCB, to plan and oversee the conduct and progress of the development and commercialization of Epratuzumab. UCB has the deciding vote on the committee. UCB will be solely responsible for the development, manufacturing and commercialization of Epratuzumab for the treatment of all autoimmune indications and for the continuation of ongoing clinical trials in SLE, with the Company responsible for supplying Epratuzumab for the completion of clinical trials relating to SLE. The Company is also obligated to manufacture and supply Epratuzumab, if needed and at UCB’s request, for the initial commercial launch of Epratuzumab for the treatment of SLE and for future clinical trials relating to the treatment of Sjögren’s syndrome, if necessary. UCB will have sole responsibility for all clinical development, regulatory filings and related submissions, as well as all commercialization activities with respect to Epratuzumab in all autoimmune indications.

The Agreement commences on the Effective Date and shall terminate in accordance with the terms thereof or by mutual written consent, unless UCB decides to cease all development and commercialization of Epratuzumab pursuant to the Agreement. Either the Company or UCB has the right to terminate the Agreement by notice in writing to the other party upon or after any material breach of the Agreement by the other party, if the other party has not cured the breach within 60 days after written notice to cure has been given, with certain exceptions.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our need for additional capital to fund the current level of our research and development programs, our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing diagnostic and therapeutic products; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

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

We have transitioned our focus away from the development of diagnostic imaging products in order to accelerate the development of our therapeutic product candidates. Consistent with our de-emphasis on our diagnostic business, we no longer commercialize CEA-Scan®. LeukoScan® will continue to be manufactured and commercialized by the Company in territories where regulatory approvals have been granted. Furthermore, as of March 31, 2006, research and development into diagnostic product candidates was no longer a material portion of our business.

From our inception in 1982 until March 31, 2006, we had an accumulated deficit of approximately $198,000,000 and have never earned a profit. On May 9, 2006 we entered into a Development, Collaboration and License Agreement (the “Agreement”) with UCB, S.A., (“UCB”) providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab, the Company’s humanized CD22 antibody (“Epratuzumab”), for the treatment of all autoimmune disease indications. Under the terms of the Agreement, we retain the rights to develop Epratuzumab in the field of oncology, and UCB has the right to acquire development and commercialization rights to Epratuzumab with respect to cancer indications at anytime prior to the first commercial sales thereof. If UCB exercises its buy-in right with respect to Epratuzumab in the field of oncology, UCB will reimburse us for the development cost actually incurred, plus a buy-in fee.

Under the terms of the Agreement, we will receive in cash from UCB initial payments totaling $38 million (which includes a $25 million upfront payment, plus a $13 million reimbursement for development costs of Epratuzumab related to the clinical development of Epratuzumab in patients with systemic lupus erythematosus (“SLE”) and Sjögren’s syndrome), within ten business days of the Effective Date. In addition, we are entitled to receive regulatory milestone payments, which could aggregate to a maximum of up to $145 million in cash payments and $20 million in equity investments. These milestone payments are dependent upon specific achievements in the regulatory approval process under the Agreement. We will also receive product royalties based upon a percentage of aggregate annual net sales under the Agreement during the product royalty term, which percentage is subject to reduction under certain circumstances. In addition, we will be entitled to receive sales bonuses of up to $135 million upon annual net sales reaching certain target levels. There can be no assurance these regulatory or sales achievements will be met and therefore there can be no assurance that we will receive such future payments.

The Agreement calls for the creation of a global autoimmune guidance committee, with equal representation by us and UCB, to plan and oversee the conduct and progress of the development and commercialization of Epratuzumab. UCB has the deciding vote on the committee. UCB will be solely responsible for the development, manufacturing and commercialization of Epratuzumab for the treatment of all autoimmune indications and for the continuation of ongoing clinical trials in SLE, and we are responsible for supplying Epratuzumab for the completion of clinical trials relating to SLE. We are also obligated to manufacture and supply Epratuzumab, if needed and at UCB’s request, for the initial commercial launch of Epratuzumab for the treatment of SLE and for future clinical trials relating to the treatment of Sjögren’s syndrome, if necessary. UCB will have sole responsibility for all clinical development, regulatory filings and related submissions, as well as all commercialization activities with respect to Epratuzumab in all autoimmune indications.

By entering into the Agreement, we have sufficient funds to continue our research and development programs for at least the next twelve months. Pursuant to the terms of the Agreement, UCB will assume the financial responsibilities of completing the clinical and regulatory submissions of Epratuzumab for SLE. We will continue to conduct our other antibody-based research and development programs for other compounds in our development pipeline in line with our corporate strategy. While epratuzumab continues to progress through the clinical trials and regulatory approval process before it is available for commercialization, our losses will continue as we continue to conduct our other research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years.

As of March 31, 2006, we had unrestricted cash, cash equivalents and marketable securities totaling $10,321,000. By entering into the Agreement, and the receipt of approximately $38 million (before fees), we will have sufficient funds to continue operations at least through the next fiscal year. We anticipate that with the transfer of the SLE clinical trials to UCB our average monthly cash outflow will be reduced.

We continue to review and evaluate opportunities for the future funding of the organization, of which there is no assurance will be obtained. These opportunities include entering into partnership arrangements for products that are at various stages of product development and financing alternatives for additional debt or equity financings. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

The development and commercialization of successful therapeutic products is subject to numerous risks and uncertainties as discussed under the heading Risk Factors “Factors That May Affect

Our Business and Results of Operations” in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. These factors include, without limitation, the following:

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

Research and Development

As of March 31, 2006, we employed 16 professionals in our research and development departments and 16 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

On January 5, 2005, we received notice from the FDA that we have been granted Fast Track Product designation for epratuzumab for the treatment of patients with moderate to severe systemic lupus erythematosus (SLE). A designated fast track drug may be considered for priority review, with a shortened review time, rolling admission and accelerated approval if applicable. As a result there has been an increase in research and development expenses, primarily for the clinical development of SLE with epratuzumab in patients with lupus.

The May 9, 2006 Agreement with UCB will result in a transfer of clinical data results to date from the Company to UCB. In addition, we will transfer to UCB the technology, materials and know-how to manufacture epratuzumab. Until this transfer is completed, we will continue to manufacture epratuzumab for the SLE clinical trials and initial launch quantities if needed.

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

Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective transition method. Under that transition method, compensation cost recognized in fiscal year 2006 includes compensation cost for all share-based compensation granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). Due to the accelerated vesting prior to the adoption of SFAS 123(R) noted above, the impact on the statement of operations for the nine-month period ended March 31, 2006 is not material. The results of adopting SFAS 123(R) for the prior periods have not been restated.

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

Three-Month Period Ended March 31, 2006 Compared to 2005

Revenues

Revenues for the three-month period ended March 31, 2006 were $1,315,000, as compared to $1,089,000 for the same period in 2005, representing an increase of $226,000, or 21%. Product sales for the three-month period ended March 31, 2006 were $1,142,000, as compared to $947,000 for the same period in 2005, representing an increase of $195,000, or 21%. This increase resulted from increased sales of LeukoScan in Europe. On January 30, 2006, we received the approval from the European Regulatory Agency to market LeukoScan manufactured by our revised processes. Prior to that date, LeukoScan was sold in Europe on an emergency basis only (i.e. requested by a physician for a medical procedure). With the receipt of this approval the quantities of LeukoScan on hand manufactured by our revised processes, were made available for direct sale. License fee and other revenues of $83,000 for the three-month period ended March 31, 2006 increased $9,000 from $74,000 for the same period in 2005 due to higher activity from the licensee in Japan. Research and development revenues for the three-month period ended March 31, 2006 were $90,000, as compared to $67,000 for the same period of 2005, due to an additional grant-funded program added in 2005 and the timing of grant programs.

Costs and Expenses

Total cost and expenses for the three-month period ended March 31, 2006 were $6,008,000, as compared to $7,114,000 for the same period in 2005, representing a decrease of $1,106, 000 or 16%. Research and development expenses for the three-month period ended March 31, 2006 were $4,654,000 as compared to $5,765,000 for the same period in 2005. The decline resulted primarily from the renegotiation to a lower monthly maintenance fee for the Phase III clinical trials for SLE, including the elimination of approximately $890,000 of fees previously accrued for these trials earlier in the year. Cost of goods sold for the three-month period ended March 31, 2006 was $187,000 as compared to $218,000 for the same period in 2005, a decrease of $31,000 due to the timing of purchases, partially offset by higher sales volume. Sales and marketing expenses for the three-month period ended March 31, 2006 decreased $127,000 from $278,000 to $151,000 for the same period in 2005, as a result of the decision to de-emphasize the diagnostic imaging product line. General and administrative costs increased to $1,016,000 for the three-month period ended March 31, 2006, from $853,000 for the same period of 2005, primarily due to the timing of legal expenses and outside consulting services.

Interest Income

Interest and other income for the three-month period ended March 31, 2006 increased to $102,000 compared to $81,000 for the same period in 2005, primarily due to higher rates of return on investments partially offset by lower cash available for investments resulting from the cash used in operations.

Interest Expense

Interest expense for the three-month periods ended March 31, 2006 and 2005, was approximately $1,175,000 and $110,000, respectively. The interest expense for the three-month period ended March 31, 2006 increased primarily from the $37,675,000 of 5% senior convertible notes due 2008 sold in April 2005, (5% Notes). Also included in interest expense in 2006 is the amortization expense associated with the debt issuance costs of $189,000, the debt discount of $343,000, the $646,000 of “make-whole” interest payment regarding conversion of 5% Notes into shared of common stock, and a credit of $387,000 for the change in the market value of the derivative interest liability associated with the make-whole interest provision relating to the 5% Notes. See Note 8 to our consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Foreign Currency Transactions Gain (Loss)

Foreign currency transactions were a gain of $1,000 for the three-month period ended March 31, 2006 as compared to a gain of $76,000 for the same period in 2005 primarily as a result of currency fluctuations between the dollar and the euro.

Operating Results

Net loss for the three-month period ended March 31, 2006 was $5,743,000 or $0.10 per share, as compared to $6,059,000, or $0.11 per share, for the same period in 2005. The decrease of the net loss in 2006 as compared to the net loss in the comparable period in 2005 resulted primarily from increased product sales and the $890,000 reduction of the previously accrued maintenance fees for the Phase III clinical trials for SLE, partially offset by increased interest expense from the $37,675,000 5% Notes.

Nine-Month Period Ended March 31, 2006 Compared to 2005

Revenues

Revenues for the nine-month period ended March 31, 2006 were $2,201,000, as compared to $3,204,000 for the same period in 2005, representing a decrease of $1,003,000, or 31%. Product sales for the nine-month period ended March 31, 2006 were $1,685,000, as compared to $2,806,000 for the same period in 2005, representing a decrease of $1,121,000, or 40%. This decline resulted from our not having European Regulatory approval to market LeukoScan manufactured by our revised processes until January 30, 2006. Until that date LeukoScan was sold in Europe on an emergency basis only (i.e. requested by a physician for a medical procedure), while the European regulatory authorities completed their validation of our manufacturing process revisions. With the receipt of this approval the quantities of LeukoScan on hand manufactured by our revised processes, were made available for direct sale. License fee and other revenues of $247,000 for the nine-month period ended March 31, 2006 decreased $16,000 from $263,000 for the same period in 2005 due to the fewer licensee programs in place during the year. Research and development revenues for the nine-month period ended March 31, 2006 were $269,000 as compared to $134,000 for the same period of 2005 due to an additional grant-funded program in 2006 and the timing of grant programs.

Costs and Expenses

Total costs and expenses for the nine-month period ended March 31, 2006 were $21,338,000, as compared to $21,396,000 for the same period in 2005, representing a decrease of $58,000 or less than 1%.

Research and development expenses for the nine month period ended March 31, 2006 were $17,432,000 as compared to $17,284,000 for the same period in 2005, representing an increase of $148,000 or 1%. This expense growth resulted primarily from increased spending for process validation, production activity for clinical trials as well as the patient enrollment for the Phase III clinical trials for SLE, partially offset by the reduction of $890,000 of previously accrued maintenance fees for the Phase III clinical trials for SLE. Cost of goods sold for the nine-month period ended March 31, 2006 was $388,000 as compared to $544,000 for the same period in 2005, a decrease of $156,000 due primarily to lower sales volume. Sales and marketing expenses for the nine month period ended March 31, 2006 decreased $212,000 from $703,000 to $491,000 for the same period in 2005, as a result of the decision to de-emphasize the diagnostic imaging product line. General and administrative costs were $3,027,000 for the nine-month period ended March 31, 2006, compared to $2,865,000 for the same period of 2005, an increase of $162,000 or 6%. This increase was the result of higher legal expenses and professional services.

Loss on Changes in Fair Value of Warrants

For the nine month period ended March 31, 2006 we recorded an expense of $270,000 for the liability for warrants issued as part of issuance of the 5% Notes. The increase in the valuation of the liability for the warrants was due to the increase in the market price of the Company’s common stock from $1.71 per share on June 30, 2005 to $1.88 on August 19, 2005 (the date of the Special Meeting of Stockholders to authorize the increase of the number of shares of our common stock) at which time the value of the warrants were reclassified to equity.

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

Interest Income

Interest and other income of $417,000 for the nine-month period ended March 31, 2006 increased by $157,000 from $260,000 for the same period in 2005, primarily due to higher rates of return on investments and increased cash available for investments resulting from the April 2005 debt financing.

Interest Expense

Interest expense for the nine-month periods ended March 31, 2006 increased to approximately $4,706,000, as compared to $319,000 for the same period in 2005. The interest expense for the nine-month period ended March 31, 2006 increased primarily from the $37,675,000 of the 5% Notes sold in April 2005. Included in interest expense in 2005 is the amortization expense associated with the debt issuance costs of $606,000 and the debt discount of $1,325,000 and the $792,000 of “make-whole” interest payment regarding the conversion of the 5% Notes into shares of common stock. Also included in interest expense is $578,000 for the change in the market value of the derivative interest liability associated with the make-whole interest provision relating to the 5% Notes. The increase for the derivative interest liability was a result of the increase in the market price of the Company’s common stock to $2.95 per share as of March 31, 2006. See Note 8 to our consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Foreign Currency Transactions Gain (Loss)

Foreign currency transactions were a gain of $1,000 for the nine-month period ended March 31, 2006 as compared to a gain of $44,000 for the same period in 2005, resulting primarily from currency fluctuations between the dollar and the euro.

Operating Results

Net loss for the nine-month period ended March 31, 2006 was $23,107,000 or $0.42 per share, as compared to $16,664,000, or $0.31 per share, for the same period in 2005. The increase of the net loss in 2006 as compared to the net loss in the comparable period in 2005 resulted primarily from lower product sales of LeukoScan in the earlier part of the year and increased interest expense resulting from the $37,675,000 of the 5% Notes. In addition, the 2005 results included a net litigation settlement gain of $1,112,000,

Liquidity and Capital Resources

At March 31, 2006, we had working capital of $3,724,000, representing a decrease of $19,602,000 from our working capital balance of $23,326,000 at June 30, 2005. The net decrease in working capital resulted principally from the net loss allocable to our common stockholders during the nine-month period ended March 31, 2006 of $23,107,000. At March 31, 2006 we had long-term debt, net of discounts of $30,528,000, (5% Notes due 2008 - $28,934,000 and the New Jersey Economic Development Authority - $1,594,000).

During the nine-month period ending March 31, 2006, we converted $6,326,000 of the 5% Notes into shares of our common stock at the request of certain 5% Note holders. The accrued interest related to these converted 5% Notes ($792,000) was paid in shares of common stock. As a result of these transactions, 2,700,677 shares of our common stock were issued representing principal and accrued interest due to such holders under the terms of the 5% Indenture.

During the nine-month period ended March 31, 2006 the value of the derivative interest liability associated with the make-whole interest provision of the 5% Notes increased by approximately $578,000 as a result of the increase in the market price of the Company’s common stock.

The May 9, 2006 Agreement with UCB will provide us with approximately $38 million (before fees) of initial cash payments for the worldwide licensing rights of epratuzumab for autoimmune disease indications, as well as the for reimbursement of previously incurred costs for epratuzumab product development and clinical trials expenses for SLE. We anticipate that the Company will have adequate funding for at least the next twelve months to conduct our other research and development programs for other compounds in our development pipeline in line with our corporate strategy, as well as other operating expenses and capital expenditures.

We are continuing to pursue various financing alternatives as market conditions permit through collaborative development, marketing and distribution agreements and additional debt or equity financings. We continue to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of our proprietary products and technologies. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

We are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. Please refer to the section Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

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

(in thousands)	Payments Due by Period
Contractual Obligation	2006	2007	2008	2009	2010	Thereafter	Total
Operating Lease(1)	$136	$552	$556	$556	$556	$8,542	$10,898
NJEDA Loan(2)	$329	1,301	1,284	—	—	—	$2,914
Long Term Contract(3)	$1,223			—	—	—	$1,223
5% Senior Convertible Notes(4)	$850	1,589	32,934	—	—	—	$35,373
Employment Contracts(5)	$153	441	100	100	—	—	$794

TOTAL	$2,691	$3,883	$34,874	$656	$556	$8,542	$51,202

(1)	In November 2001, we renewed our operating lease for our Morris Plains, New Jersey facility for an additional term of 20 years expiring in October 2021 at an annual base rate of $545,000, which included an additional 15,000 square feet. The rent is fixed for the first five years and increases every five years thereafter.
(2)	In May 2003, we obtained a loan for $6,376,000 at a variable interest rate through the New Jersey Economic Development Authority, repayable monthly in 60 equal installments.
(3)	On June 1, 2005, we entered into an agreement with PPD Development LP to operate on the Company’s contract research organization to manage the Phase III clinical trials for SLE. Under the terms of the Agreement with UCB, UCB will assume the responsibility of financing and managing the SLE clinical trials. Subsequent to the 2006 fiscal year no additional funding will be required by us to PPD.
(4)	On April 29, 2005, we completed a $37,675,000 private placement financing through the issuance of 5% senior convertible notes due April 29, 2008. Interest payments are due semi-annually beginning November 29, 2005, payable in cash or shares of common stock at our option. The holders of the notes may convert the notes at any time prior to April 29, 2009 at a conversion price of $2.62 per share, subject to adjustment based on the anti-dilution provision. During the nine months ended March 31, 2006 approximately $6,326,000 of notes and accrued interest were converted into shares of common stock. In addition, the holders received warrants that may be converted into shares of common stock at a conversion price of $2.98 per share.
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

Our holdings of financial instruments are comprised primarily of corporate debt securities and municipal bonds. All such instruments are classified as securities available for sale at March 31, 2006. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings also are exposed to the risks of changes in the credit quality of issuers. We typically invest in highly liquid debt instruments with fixed interest rates.

The table below presents the principal amounts of the restricted and unrestricted marketable securities and the related weighted-average interest rates by fiscal year of maturity for our investment portfolio as of March 31, 2006:

	2006	2007	2008	2009	2010	Total	Fair Value
	(in thousands)
Fixed rate	$1,236	$3,035	—	—	—	$4,271	$4,243
Average interest rate	3.35%	1.72%	—	—	—	2.19%	—

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures: We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules promulgated by the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and, as required by the rules of the SEC, to evaluate their effectiveness. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

(b) Changes in Internal Controls. There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no other legal proceedings nor any material developments during the fiscal quarter ended March 31, 2006 in any of the legal proceedings described in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The German Patent Court has scheduled oral proceedings for August 3, 2006.

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

We have incurred significant operating losses since our formation in 1982, and have never earned a profit since that time. As of March 31, 2006, we had an accumulated deficit of approximately $198,000,000, including a net loss of $23,107,000 for the nine-month period ended March 31, 2006. In May 2006, we entered into an Agreement with UCB, granting UCB the exclusive, worldwide license to develop, manufacture, market and sell eparatuzumub, our humanized CD22 antibody, for all autoimmune disease indications. The only significant revenue we have earned to date has come from the limited sale of our two diagnostic imaging products in Europe and, to a lesser degree, the United States. We had previously licensed epratuzumab to Amgen in 2001, which agreement was terminated in April 2004. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic products and focus on our therapeutic pipeline. We have never received revenue from the commercialization of any therapeutic product. We expect to continue to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•	$38,000,000 from UCB to be paid under the May 2006 Agreement to license the rights to develop, manufacture and commercialize epratuzumab for the treatment of all autoimmune disease indications.

•	Approximately $237,000,000 from the public and private sale of our debt and equity securities through March 31, 2006;

•	$18,000,000 from Amgen under our epratuzumab licensing agreement, which was terminated in 2004; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

With the recent Agreement with UCB and anticipated receipt of the initial payments related thereto we will have sufficient funds for our research and development programs through the next twelve months. We intend to continue expending substantial capital on our research and development programs. We will eventually need to raise additional capital in order to obtain the necessary regulatory approvals and then commercialize our other therapeutic products. Our capital requirements are dependent on numerous factors, including:

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Strategic Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, and certain companies with which we do business, including the Center for Molecular Medicine and Immunology, also known as the Garden State Cancer Center, or CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the nine-month period ended March 31, 2006, we reimbursed CMMI a total of $47,000 for research activities conducted on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our Company also have responsibilities to both CMMI and us.

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

As of March 31, 2006, our debt service obligation on the 5% Notes was $31,349,000. We intend to fulfill our current debt service obligations, including repayment of the principal from cash generated by our operations and from our existing cash and investments, as well as the proceeds from potential licensing agreements and additional financing from equity or debt transactions. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our current debt service obligations, including repayment of the principal, we may have to delay or curtail research and development programs.

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

As of March 31, 2006, Dr. Goldenberg, our Chairman and Chief Strategic Officer, together with certain members of his family including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 15.7% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

ITEM 6. EXHIBITS

10.1	Change of Control and Severance Agreement, dated as of March 19, 2006, by and between the Company and Gerard G. Gorman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 10, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

May 10, 2006	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2006	By:	/s/ Gerard G. Gorman
Gerard G. Gorman
Vice President, Finance, and Chief Financial Officer
(Principal Financial and Accounting Officer)