Form 10-K
period 2006-06-30
IMMUNOMEDICS INC
filed 2006-08-29
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 0-12104

IMMUNOMEDICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1009366
(State of incorporation)	(I.R.S. Employer Identification No.)

300 American Road, Morris Plains, New Jersey	07950
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 605-8200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Series G Junior Participating Preferred Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of December 31, 2005 was $140,600,859. The number of shares of the registrant’s common stock outstanding as of August 22, 2006 was 57,538,031.

Documents Incorporated by Reference:

Certain information required in Part III of this Annual Report on Form 10-K will be set forth in, and incorporated from the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2006.

PART I

Item 1. Business

Introduction

Immunomedics, Inc. (the “Company,” “we,” “our,” or “us”) is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled, or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We have recently licensed our lead product candidate, epratuzumab, to UCB, S.A. (UCB) for the treatment of all autoimmune disease indications (see “Strategic Partnering and Relationships”). We have retained the rights for epratuzumab in oncology indications for which UCB has been granted a buy-in option. UCB has development, manufacture and commercialization rights, worldwide, and is responsible for the two pivotal Phase III trials evaluating epratuzumab for the treatment of patients with moderate and severe lupus. At present, there is no cure for lupus and no new lupus therapy has been approved in the U.S. in the last 40 years. We believe that our portfolio of intellectual property, which includes 108 issued patents in the United States and more than 250 other issued patents worldwide, is essential to protecting our product candidates and technologies.

Therapeutic Product Candidates

We currently have antibody product candidates in clinical development targeting B-cell non-Hodgkin’s lymphoma (NHL), other B-cell medicated diseases and various solid tumors. All of our therapeutic product candidates are “humanized” antibodies, which means that the portion of the antibody derived from mouse (murine) DNA sequences is generally less than 10%.

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

The table below summarizes the status of our current therapeutic product candidates in clinical development, which assumes we will obtain adequate financing to continue these trials of which there is no assurance:

Program and Product Candidate	Description/Target Antigen	Disease Indication	Development Status
CD22 Program: Epratuzumab
IMMU-103	Unlabeled CD22 antibody	Non-Hodgkin’s lymphoma (NHL)	Phase II clinical trials completed
IMMU-102	Y-90-labeled CD22 antibody	Non-Hodgkin’s lymphoma	Phase I/II clinical trials ongoing

CD20 Program
IMMU-106	Unlabeled CD20 antibody	Non-Hodgkin’s lymphoma	Phase I/II clinical trial ongoing

PAM4 Program
IMMU-107	Y-90-labeled PAM4 antibody	Pancreatic cancer	Phase I/II clinical trial ongoing

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

In October 2004, updated clinical results of epratuzumab in patients with systemic lupus erythematosus (SLE) were presented at the 68th annual scientific meeting of American College of Rheumatology/Association of Rheumatology Health Professionals. The objective of the open label, single-center study was to evaluate the safety, tolerability, lack of immunogenicity and early evidence of efficacy of epratuzumab, which was administered as a single agent every other week, for a total of four doses. A scoring system called BILAG (British Isle Lupus Assessment Group) was used to measure the level of disease activity in these patients prior to, and at several time points post administration of epratuzumab. Patients with mild to moderate SLE activity (defined by Global BILAG scores of 6-12 prior to treatment) were enrolled. A high BILAG score indicates increased disease activity.

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

In May and June 2005, we initiated two pivotal Phase III clinical trials to further evaluate the safety and efficacy of epratuzumab for the treatment of patients with moderate and severe SLE. These pivotal trials are designed as randomized, double-blinded, placebo-controlled, multi-center studies using the BILAG index to monitor and assess disease activity. The trials have been named “ALLEVIATE” or Alleviate Lupus Affliction with Epratuzumab and Validate its Autoimmune Safety and Efficacy. One trial, ALLEVIATE A, is for patients with severe SLE flares, and the second trial, ALLEVIATE B, is for patients with moderately active SLE.

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

A second autoimmune disease that we have evaluated with epratuzumab is Sjögren’s syndrome, a disease that currently affects between 2 to 4 million Americans. We presented results from our open-label, non-randomized, two-center Phase I/II trial in June 2005, at the European League Against Rheumatism (EULAR) Annual European Congress of Rheumatology. Seventeen patients with primary Sjögren’s syndrome were enrolled in this study to assess feasibility, safety, and early evidence of efficacy. Over an eight-week period, patients received 360 mg/m2 of epratuzumab every two weeks for a total of four doses. Fourteen patients received all four infusions without reactions, with a median infusion time of fifty minutes. One patient discontinued the third infusion due to an acute infusion reaction, but completed the fourth infusion with no further reaction.

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

Epratuzumab seems to show activity causing a mild decrease in the number of circulating B-lymphocytes, thus perhaps reducing the risk of infection. Consistent with our past clinical experience with the antibody, we have found a reduction of 50% to 60% in circulating B-cells in the patients enrolled in both the SLE and Sjögren’s syndrome trials. These data suggest that B-cell modulation may be the primary mechanism of action of epratuzumab, and that complete depletion of B-cells is not necessary to provide a clinical benefit.

Epratuzumab has also demonstrated good safety, tolerability, and clinical efficacy in more than 340 patients with non-Hodgkin’s lymphoma. Results from our clinical trials in patients with NHL have been published in The Journal of Clinical Oncology and Clinical Cancer Research.

On May 9, 2006 we entered into a Development, Collaboration and License Agreement (the UCB Agreement) with UCB, providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab for the treatment of all autoimmune disease indications. Under the terms of the UCB Agreement, we retain the rights to develop epratuzumab in the field of oncology, and UCB has an option to acquire development and commercialization rights to epratuzumab with respect to cancer indications at anytime prior to the first commercial sales thereof. If UCB exercises its buy-in right with respect to epratuzumab in the field of oncology, UCB will reimburse us for the development cost actually incurred, plus a buy-in fee. Under the terms of the UCB Agreement, we received initial cash payments totaling $38 million from UCB, which includes a $25 million upfront payment, plus a $13 million reimbursement for development costs of epratuzumab related to our clinical development of epratuzumab in patients with certain autoimmune conditions prior to the date of the UCB Agreement.

We determined that all elements under the UCB Agreement should be accounted for as a single unit of accounting under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In accordance with SAB No. 104 (Topic 13, Revenue Recognition), deferral of revenue is appropriate regarding nonrefundable, upfront fees received in single unit of accounting arrangements. As we have continuing obligations under the UCB Agreement, we recorded the $38 million payment as deferred revenue. We are recognizing this deferred revenue over our best estimate of the period of time required to fulfill our obligations under the UCB Agreement. Accordingly, we recognized $1,520,000 as License Fee Revenues during the 2006 fiscal year, with the remaining balance recorded as Deferred Revenue in the balance sheet that currently is being amortized through November 2009.

While the clinical results to date have been encouraging, we are not able to determine when, if ever, epratuzumab will be approved for sale in the U. S. or anywhere else. Even if it is approved, there can be no assurance that it will be commercially successful or that we will ever receive revenues equal to our financial investment in this product candidate.

CD20 Program

Similar to CD22, CD20 is an antigen that is expressed on B-lymphocytes. Rituximab is a chimeric antibody (comprised of one-third mouse and two-thirds human protein) that binds to the CD20 antigen. IMMU-106 is our humanized CD20 antibody (90-95% human and the remainder mouse) constructed of binding sites to CD20, which makes it very similar to rituximab in affinity and potency. IMMU-106 is currently in Phase I/II clinical trials in patients with NHL. We believe our Company is the first to bring a humanized CD20 antibody into clinical testing. We also believe that this humanized CD20 antibody may be less immunogenic than those with increased mouse protein, and therefore, may be more appropriate to use in patients where repeated dosing would be required, or patients with well preserved immune systems (e.g., patients with autoimmune diseases).

PAM4-Y-90 Program

PAM4 or IMMU-107 is our solid tumor therapeutic product candidate. It is a humanized monoclonal antibody highly specific for pancreatic cancer. Preclinical studies in mice with transplanted human pancreatic cancer have demonstrated that the antibody labeled with Y-90, has activity by itself as well as in combination with gemcitabine, a radiosensitizing chemotherapeutic that is commonly used to treat this disease. In fact, the combination appeared to be more effective than either IMMU-107 or gemcitabine alone. A dose-escalation Phase I/II study is currently ongoing for patients with pancreatic cancer. We intend to also evaluate IMMU-107 in combination with gemcitabine in future clinical trials.

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

CEA Program

We have developed another solid tumor therapeutic product candidate that targets an antigen known as carcinoembryonic antigen, or CEA. The CEA antigen is abundant at the site of virtually all cancers of the colon and rectum, and is associated with many other solid tumors, such as breast and lung cancers. We are not currently conducting clinical trials with our CEA antibody, or IMMU-111 however, we are providing clinical supplies for an investigator-sponsored Phase II clinical trial in Germany, evaluating repeat dosing in patients with resected liver metastases of colorectal cancer.

IMMU-111, our I-131-labeled CEA antibody, has been tested in a single-center, Phase II trial in Europe in patients with proven metastatic colorectal cancer after surgical resection of their liver metastases. Twenty-three patients who underwent surgery for liver metastases of colorectal cancer received a dose of 40 – 60 mCi/m2 of IMMU-111. Safety, disease-free survival and overall survival were determined and compared retrospectively to similar control patients treated at the same institution and in a similar timeframe, but without receiving IMMU-111. At the 41st Annual Meeting of the American Society of Clinical Oncology in May 2005, we reported that, with a median follow-up of 64 months, median overall survival on 19 assessable patients from the first liver resection was 68.0 months vs. 31.0 months for the control group. Disease-free survival for IMMU-111 patients had a median of 18.0 months vs. 12.0 months for the controls. Five-year survival was 51.3% for the IMMU-111 and 7.4% for the control groups. We believe that these initial results with IMMU-111 are encouraging, and will need to be confirmed in future prospectively randomized trials comparing those receiving IMMU-111 with patients receiving standard care.

IMMU-100, the unlabeled form of our CEA antibody, also called Labetuzumab, has completed a Phase I/II dose-escalation trial in patients with colorectal or breast cancer. This trial was performed to demonstrate the safety of administering repeated high doses of the unlabeled CEA antibody so that future trials could examine unlabeled antibody combined with chemotherapy in various solid tumors. This is because preclinical results suggested that this antibody is capable of enhancing the effects of certain cancer drugs. Currently, we have no clinical studies ongoing with the naked CEA antibody.

Our Y-90-labeled CEA antibody, IMMU-101, has completed two multicenter Phase I trials in patients with advanced colorectal or pancreatic cancer. Results from these studies, involving 15-18 patients each, showed tumor targeting, acceptable normal organ radiation doses, and defined the maximum tolerated dose for a single administration.

CD74 Program

CD74 is a rapidly internalizing type-II transmembrane chaperone molecule associated with MHC class II. It actively directs transport from the cell surface to an endosomal compartment and as such is a unique target for antibody-drug immunoconjugate therapy. We have observed high expression of CD74 in human non-Hodgkin’s lymphoma and multiple myeloma clinical specimens and cell lines, and have developed IMMU-115, a naked humanized antibody, targeting the CD74 antigen. In preclinical studies, IMMU-115 has demonstrated activity in animal models of non-Hodgkin’s lymphoma and multiple myeloma with doses as low as 25µg. Benefits were greater in the myeloma model, in which median survival time was increased more than 4.5-fold. We plan to begin Phase I/II clinical trials with IMMU-115 in patients with multiple myeloma in the next several months.

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

Diagnostic Imaging Products

We have transitioned our focus away from the development of diagnostic imaging products in order to accelerate the development of our therapeutic product candidates. Consistent with our de-emphasis on our diagnostic business, during the 2006 fiscal year we ceased commercialization of CEA-Scan. We will continue to be manufacture and commercialize LeukoScan in territories where regulatory approvals have been granted. Furthermore, as of June 30, 2006, research and development into diagnostic product candidates was no longer a material portion of our business.

LeukoScan

LeukoScan® uses a mouse monoclonal antibody fragment that first targets and then binds to a type of white blood cell known as a granulocyte. These cells are associated with a potentially wide range of infectious and inflammatory diseases.

Research and Development Programs

We have historically invested heavily in our research and development programs, spending approximately $22,781,000 for these programs during fiscal year ended June 30, 2006, $27,028,000 for these programs during the fiscal year ended June 30, 2005 and $21,934,000 for these programs during the fiscal year ended June 30, 2004. We intend to continue to commit funds for product development, however, in the future UCB will assume the expenses related to the SLE clinical trials. The above discussion is a brief summary of our principal research and development programs as of August 11, 2006.

Other Antibody-Directed Therapy Approaches

Our majority owned subsidiary, IBC Pharmaceuticals, Inc. (IBC), has been working since 1999 on the development of novel cancer radiotherapeutics using patented pre-targeting technologies with proprietary, bi-specific antibodies. This pre-targeting technique involves the administration of an unlabeled antibody to the patient on day one, followed by the administration of a separate radionuclide or other therapeutic, conjugated to a peptide, a few days later. This delay permits the patient’s body to eliminate antibodies, which have not bound to the disease site and are therefore superfluous. A second recognition group is then attached, either to the radionuclide or therapeutic drug, such that the radionuclide or drug is localized to the antibody pre-targeted to the tumor site. Using such methods in pre-clinical human tumor models, target-to-blood uptake ratios of radionuclide have been improved by up to forty times compared to the use of antibodies radiolabeled in the conventional manner. While this advantage is somewhat offset by the greater complexity involved in multiple administration and timing of reagents, after achieving promising results from animal studies on this technology, we have decided to continue clinical studies in France using Iodine-131 as the therapeutic agent and a bi-specific antibody having our humanized anti-CEA antibody.

A Phase I clinical trial, which has defined the maximum tolerated dose of the I-131 peptide, and the optimal dose of the bispecific CEA antibody and the interval between the unlabeled chemically conjugated bispecific antibody and the labeled peptide, has been completed in France. Evidence of good tolerability and disease stabilization were reported for this trial at scientific meetings, including the June 2004 51st Annual Meeting of the Society of Nuclear Medicine. Based on the positive outcome of the Phase I study, a multicenter Phase II study in patients with medullary thyroid cancer (MTC) has been initiated and will be supported, assuming that there is adequate financing available to fund this trial. The primary objective of this study is to confirm feasibility and safety, and to assess efficacy in this rare disease with very limited therapeutic options.

Preclinical studies by IBC continue for the development of new bispecific antibodies (fusion proteins) and peptides for improved targeting and treatment strategies, including multiple binding-arms for the tumor-targeting antibody and new carrier peptides that allow attachment of different kinds of therapeutic and diagnostic isotopes. Some of these results have been published in prominent cancer journals, such as Cancer Research and Clinical Cancer Research, and also at cancer conferences, such as the 2004 Annual Meeting of the American Association for Cancer Research. One or more of these new forms of each of the two reagents are being studied and tested for potential further clinical development. We believe that this new pre-targeting system may constitute the next generation of cancer radioimmunotherapy, and may also be applicable for the more targeted delivery of cancer drugs.

Peptides

During the past year, we continued to refine our proprietary methods for the radiolabeling of peptides with technetium-99m (Tc-99m) to the point where we are now capable of producing these peptides at clinical-scale levels using single-vial kits. These methods will be generally applicable to the preparation of radioconjugates and will enable rapid evaluation of different peptide-receptor systems. In related work, similar synthetic methods have also been used to prepare peptide conjugates that can be radiolabeled with Iodine-124, Gallium-68 (Ga-68), Indium-111 and Yttrium-90, which are being applied to the bi-specific pre-targeting technology that is being developed through IBC. We believe that these developments may allow for the introduction of a new class of diagnostic imaging agents using both traditional gamma-emitting isotopes, such as Tc-99m, and positron-emitting isotopes, such as I-124 and Ga-68, particularly since pre-targeting methods being developed with IBC are showing very high tumor/normal tissue ratios.

Dock-and-Lock Platform Technology

We have developed a new platform technology, named the Dock-and-Lock (“DNL”) method, which has the potential for making a considerable number of bioactive molecules of increase complexity. The initial validation of the DNL method was provided by the successful generation of a series of trivalent bispecific binding proteins consisting of two identical antibody-Fab fragments tethered site-specifically to a different Fab fragment via a pair of distinct linker modules found in nature. The first of such trimeric Fab-based proteins, TF2, has been produced in high yields and shown to be a superior pretargeting agent for imaging CEA-positive human tumor xenografts in mice, thus these stably tethered multifunctional structures of defined composition made by the dock and lock method may be used for cancer targeting. More recent preclinical results obtained with TF2 also demonstrate excellent visualization of micrometastases in the lungs using positron-emisison tomography (PET) scanning.

The DNL method judiciously combines conjugation chemistry and genetic engineering to enable not only the creation of novel human therapeutics, but potentially also the construction of improved recombinant products over those currently on the market. Therefore, in the near term, we plan to demonstrate its commercial potential by producing new versions of several successful biotechnology products with enhanced potency and better bioavailability. Meanwhile, the versatile and modular DNL method may allow us to expand the existing product portfolios to include multivalent, multispecific antibodies, immunodrugs, and various types of vaccines for preclinical and clinical development.

Patents and Proprietary Rights

Our Patents

We have accumulated a sizeable portfolio of patents and patent applications in the course of our business, which we believe constitutes a very valuable business asset. Some of these patents relate to our diagnostic imaging products and product candidates, while others relate to our therapeutic product candidates. Still others relate to our technologies and other discoveries for which no product candidate has yet been identified. While the issuance of a patent does not in itself assure us that our intellectual property rights will remain secure, we believe that we have taken all reasonable steps necessary to protect our technologies and inventions from misappropriation by others. As of August 11, 2006, this portfolio included 108 issued U.S. patents. In addition, as of such date the portfolio included more than 250 issued foreign patents, with a number of U.S. and foreign patent applications pending. We are aware of certain issued patents, as well as other patents pending, which are owned by competitors of ours and, to the extent they are determined to contain valid and enforceable claims, could result in a legal determination that our products or technologies are infringing. This would result in our needing to obtain a license under such patents, which might not be available on commercially reasonable terms, if at all. While we do not presently believe that this will impair in any material respect our ability to operate our business and commercialize our therapeutic product candidates, we cannot assure you that it will not adversely affect our business.

Our Licenses

We have obtained licenses from various parties for rights to use proprietary technologies and compounds. Included in the foregoing discussion of patents is one U.S. patent and foreign counterparts, to which we have a right pursuant to an exclusive license granted by Dr. David M. Goldenberg, our Chairman and Chief Strategic Officer. We also have certain rights with respect to patents and patent applications owned by the Center for Molecular Medicine and Immunology, or CMMI, by virtue of a license agreement between CMMI and us. Dr. Goldenberg is the founder, President and member of the Board of Trustees of CMMI. In addition, we have certain rights with respect to patents and patent applications assigned solely to the National Institutes of Health (NIH) or jointly to NIH and us, as well as with respect to certain patent applications assigned to the University of Massachusetts. We also acquired rights to patents and patent applications assigned or licensed to IBC by virtue of our acquisition of a controlling interest in IBC.

In July 1998, we signed a license agreement with Dako A/B to license our worldwide patents for specific anti-CEA monoclonal antibodies, which Dako markets for in vitro use. In June 2002, we entered into a non-exclusive license to Daiichi Pure Chemicals Co. under these patents, which included an up-front payment of $825,300. In addition, we recorded royalty income of $300,000 for the year ended June 30, 2006, $250,000 for the year ended June 30, 2005 and $183,000 for the year ended June 30, 2004.

It is our policy to vigorously defend our intellectual property rights where appropriate. Accordingly, at any time, and from time to time, we may be engaged in licensing discussions with other parties that we believe may be infringing our patents or other intellectual property rights.

Our Trademarks

The mark “IMMUNOMEDICS” is registered in the U.S. and 36 foreign countries and a European Community Trademark has been granted. Our logo is also registered in the U.S. and in two foreign countries. The mark “IMMUSTRIP” is registered in the U.S. and Canada. The mark “CEA-SCAN” is registered in the U.S. and 21 foreign countries, and a European Community Trademark has been granted. The mark “LEUKOSCAN” is registered in the U.S. and 11 foreign countries, and a European Community Trademark has been granted. The mark “LYMPHOSCAN” is registered in the U.S. and nine foreign countries, and a European Community Trademark has been granted. The mark “CEA-CIDE” is registered in the U.S. and 14 foreign countries, and a European Community Trademark has been granted. The mark “LYMPHOCIDE” is registered in the U.S., and a European Community Trademark has been granted. In addition, we have applied for registration in the U.S. for several other trademarks for use on products now in development or testing, and for corresponding foreign and/or European Community Trademarks for certain of those marks.

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

Strategic Partnering and Relationships

UCB S.A.

On May 9, 2006 we entered into the UCB Agreement providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab, our humanized CD22 antibody, for the treatment of all autoimmune disease indications. Under the terms of the UCB Agreement, we retain the rights to develop epratuzumab in the field of oncology, and UCB has an option to acquire development and commercialization rights to epratuzumab with respect to cancer indications at anytime prior to the first commercial sales thereof. If UCB exercises its buy-in right with respect to epratuzumab in the field of oncology, UCB will reimburse us for the development cost actually incurred, plus a buy-in fee.

Under the terms of the UCB Agreement, we received initial cash payments from UCB totaling $38 million, which includes a $25 million upfront payment, plus a $13 million reimbursement for development costs of epratuzumab related to our clinical development of epratuzumab in patients with certain autoimmune conditions prior to the date of the UCB Agreement. As we have continuing obligations under the UCB Agreement we recorded the $38 million payment as deferred revenue. We are recognizing this deferred revenue over our best estimate of the period of time required to fulfill our obligations under the UCB Agreement. Accordingly, we recognized $1.5 million as License Fee Revenues during the 2006 fiscal year, with the remaining balance recorded as Deferred Revenue that currently is being amortized through November 2009.

In addition, we are entitled to receive regulatory milestone payments, which could aggregate to a maximum of up to $145 million in cash payments and $20 million in equity investments. These milestone payments are dependent upon specific achievements in the regulatory approval process under the UCB Agreement. We will also receive product royalties based upon a percentage of aggregate annual net sales during the product royalty term, which percentage is subject to reduction under certain circumstances. In addition, we are entitled to receive sales bonuses of up to $135 million upon annual net sales reaching certain target levels. There can be no assurance that these regulatory or sales achievements will be met and therefore there can be no assurance that the Company will receive such future payments.

The UCB Agreement calls for the creation of a global autoimmune guidance committee, with equal representation by UCB and us, to plan and oversee the conduct and progress of the development and commercialization of epratuzumab. UCB has the deciding vote on the committee. UCB will be solely responsible for the development, manufacturing and commercialization of epratuzumab for the treatment of all autoimmune indications and for the continuation of ongoing clinical trials in SLE, with Immunomedics responsible for supplying epratuzumab for the completion of clinical trials relating to SLE. We are also obligated to manufacture and supply epratuzumab, if needed and at UCB’s request, for the initial commercial launch of epratuzumab for the treatment of SLE and for certain future clinical trials if necessary. The manufacturing requirements are limited by our present production capacity. UCB will have sole responsibility for all clinical development, regulatory filings and related submissions, as well as all commercialization activities with respect to epratuzumab in all autoimmune indications.

The UCB Agreement commenced on May 9, 2006 and shall terminate in accordance with the terms thereof or by mutual written consent, unless UCB decides to cease all development and commercialization of epratuzumab pursuant to the UCB Agreement. Either Immunomedics or UCB has the right to terminate the UCB Agreement by notice in writing to the other party upon or after any material breach of the UCB Agreement by the other party, if the other party has not cured the breach within 60 days after written notice to cure has been given, with certain exceptions.

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

In fiscal 2006 the Company received a Phase I Grant Award from the National Institute of Health for a six-month period. The award for $134,000 is entitled “An Anti-CD74 MAb-drug Conjugate for B-Cell Malignancies.” The objective of this Small Business Innovative Research (SBIR) investigation is to determine if a doxorubicin (dox) conjugate of the humanized, anti-CD74, monoclonal antibody, hLL1, would be a suitable agent for subsequent development for a clinical Phase I trial against CD74-positive B cell malignancies. Project feasibility will be documented with a scaled-up preparation of dox-hLL1 conjugate and demonstration of its therapeutic efficacy in an animal model of human multiple myeloma.

Also in fiscal 2006 we received a Phase I Grant Award from the National Institute of Health for a six-month period. The award for $134,000 is entitled “F-18 labeled Peptides for Pretargeted PET Imaging of Pancreatic Cancer.” The objective of this SBIR investigation is to develop a pancreatic cancer imaging method that uses F-18 labeled peptide in conjunction with bispecific antibody pretargeting, for improved early diagnosis of the disease. With pretargeting methodology already well-established, the goal of the SBIR Phase I feasibility will be to identify a practical synthetic method to radiolabel the targeting peptide, containing two haptens, with 4-F-18 fluorobenzaldehyde.

In 2005 we received a Phase I Grant Award from the National Institute of Health for a six-month period. The $134,000 award was entitled “Tetravalent bispecific fusion antibody for Immunotherapy”. The objectives of this SBIR investigation is to develop a tetravalent bispecific fusion protein derived from two different humanized antibodies against human CD22 and CD20, and to explore the potentials of utilizing this tetravalent bispecific antibody (bsAb) as a “single agent” for treatment of patients with B-cell cancers to further improve the efficacy, safety, and convenience of the combination therapy. In Phase I, the fusion bsAb will be engineered by recombinant technology and expressed in a mammalian cell line, and high-level bsAb-producing clones suitable for industrial scale production will be developed. In this preliminary stage of a new drug development, the physical, biochemical, and immunological properties of the recombinant bsAb will be thoroughly characterized. In addition, in vitro and in vivo characteristics of the bsAb against malignant B-cells will be evaluated.

In 2004 we received two SBIR Phase I Grant Awards from the National Cancer Institute, one for $86,000, and one for $100,000, each budgeted for a six-month period. The first award, entitled “Molecular Imaging by Affinity Enhancement PET “ will be applied to investigate the use of bispecific antibodies and gallium-68-radiolabeled bivalent peptides for specific targeting of disease and possible improved detection using positron emission tomography, or PET. The combination of bispecific antibodies with rapidly targeting and systemically clearing low molecular weight gallium-68-radiolabeled agents, married to the sensitivity of PET detection techniques, may lead to an entire new class of disease-specific imaging agents. The second award, entitled “Minimal Disease Radioimmunotherapy of Colorectal Cancer,” will be applied to study the potential treatment of colorectal cancer using a humanized, high affinity, anti-CEA humanized monoclonal antibody, hMN-14, and an intracellularly-trapped “residualizing” form of iodine-131 radionuclide. This iodine-131-radiolabeled antibody, produced using our proprietary radioiodination technology, is designed to solve the problem of in vivo deiodination associated with directly radioiodinated MAbs, and thereby deliver an enhanced dose of radiation to targeted tumor cells.

We also collaborate with numerous other academic and research centers. Our academic collaborators have included such institutions as the Erasme University Hospital, Brussels, Belgium; University of Nijmegen, The Netherlands; INSERM, Nantes, France; University of Göttingen, Germany; University of Marburg, Germany; New York Presbyterian Hospital – Cornell Medical College; University of Massachusetts; Fox Chase Cancer Center; and Brigham & Women’s Hospital-Harvard Medical School. We believe these ongoing research efforts will identify new and improved products and techniques for diagnosing and treating various cancers and infectious diseases.

Government Regulation

Regulatory Compliance

Our research and development activities, including testing in laboratory animals and in humans, our manufacture of antibodies, as well as the handling, labeling and storage of the product candidates that we are developing, are all subject to stringent regulation, primarily by the FDA in the U. S. and by comparable authorities in other countries. If for any reason we are unable to comply with applicable requirements there will likely occur various adverse consequences, including one or more delays in approval, or even the refusal to approve, product licenses or other applications, the suspension or termination of clinical investigations, the revocation of approvals previously granted, as well as fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow us to enter into governmental supply contracts.

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

The drug approval process is similar in other countries and is also regulated by specific agencies in each geographic area. Approval by the FDA does not ensure approval in other countries. In addition, even if we can obtain drug approval in other countries, it may require considerable more time to obtain such approval in the U. S. In European Union countries, Canada, and Australia, regulatory requirements and approval processes are similar in principle to those in the U. S. and can be as rigorous, costly and uncertain. Additionally, depending on the type of drug for which an applicant is requesting approval, there are currently two potential tracks for marketing approval in European Union countries: mutual recognition and the centralized procedure. These review mechanisms may ultimately lead to approval in all European Union countries, but each method grants all participating countries some decision-making authority in product approval.

Orphan Drug Act

To date, we have successfully obtained Orphan Drug designation by the FDA under the Orphan Drug Act of 1983 for IMMU-107 epratuzumab PAM4 and labetuzumab (IMMU-100). There can be no assurance, however, that our competitors will not receive approval of other different drugs or biologics for treatment of the diseases for which our products and product candidates are targeted.

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

Pricing Controls

The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing reimbursement or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the U. S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

Third Party Reimbursement

In addition, in the U. S. and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

Competition

Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors such as the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the U.S., Europe and elsewhere, as well as a growing number of large pharmaceutical companies. A number of companies, including Biogen Idec, Genentech, Glaxo SmithKline, Hoffmann-LaRoche, Human Genome Sciences, Ligand Pharmaceuticals, Millennium Pharmaceuticals, Protein Design Laboratories, Genmab, Medarex, Amgen, Bristol-Myers Squibb and Schering AG, are engaged in the development of therapeutic autoimmune and oncology products. Many of these companies have significantly greater financial, technical and marketing resources than we do. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants. Our ability to compete successfully with other companies in the biopharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

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

Marketing, Sales and Distribution

At present we have only limited marketing and sale capabilities as we focus our efforts on developing our therapeutic product candidates. We will continue to manufacture and market LeukoScan using our nuclear medicine technicians to work with our sales force and provide technical support directly to customers. We also have agreements with third parties to market LeukoScan® that provide customer support and distribution of the products.

Our European operations are headquartered in Darmstadt, Germany. We have also established sales representation in most major European markets. We service other markets through the appointment of local organizations that provide sales and marketing support as well as local product redistribution. In October 2001, we entered into a Distribution Agreement with Logosys Logistik GmbH. Under this agreement, Logosys packages and distributes LeukoScan® in the European Union since January 2002. We will continue to evaluate future arrangements and opportunities with respect to other products we may develop in order to optimize our profits and our distribution, marketing and sales capabilities.

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

We manufacture LeukoScan® for commercial sale at our facility in Morris Plains. The Committee on Proprietary Medicinal Products of the European Commission approved the manufacturing facility and product manufacturing processes for LeukoScan in May 1998. In April 2005 we entered into an agreement with BAG GmbH, Lich, Germany for the final formulation, fill and lyophilization of LeukoScan. We also perform antibody processing and purification of all our therapeutic product candidates at this facility. We have scaled-up our antibody purification and fragmentation manufacturing processes for our diagnostic imaging agents to permit us to produce commercial levels of product. Our purification area consists of four independent antibody-manufacturing suites, several support areas, and quality control laboratories. As part of the UCB Agreement we are responsible for the manufacture of epratuzumab for the completion of the ongoing clinical trials relating for SLE, and if requested by UCB (and within our production capacity) to manufacture and supply the initial commercial launch of epratuzumab for the treatment of SLE and for certain future clinical trials for another autoimmune disease indication, if necessary.

Reliance on Third Parties

We currently rely on third parties to supply raw materials and to perform certain end-stage portions of the manufacturing process for our diagnostic imaging products (LeukoScan® ). We do not currently have the resources necessary to perform these processes, and if our third party suppliers were to become unwilling or unable to do so for any reason, we would be unable to deliver these products to customers until we entered into an agreement with another qualified manufacturer. This could cause substantial delays in customer deliveries and adversely affect our results of operations.

On May 9, 2006 we entered into an agreement with UCB for the worldwide licensing of epratuzumab for the treatment of all autoimmune diseases. As part of the agreement, UCB will have the responsibility for all clinical development, regulatory filing and related submissions, as well as all commercialization activities with respect to epratuzumab in all autoimmune indications.

On June 1, 2005 we entered into an agreement with PPD Development LP (PPD), a clinical research organization, to manage the Phase III clinical trials for SLE. Upon the execution of the UCB Agreement, UCB assumed all responsibilities for the SLE clinical trials. PPD has assumed similar duties and responsibilities with UCB for the SLE clinical trials.

Manufacturing Regulatory Considerations

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

Leuko-Scan® and certain of our other imaging agents are derived from the fluids produced in mice. Regulatory authorities, particularly in Europe, have expressed concerns about the use of these fluids for the production of monoclonal antibodies. These regulatory authorities may determine that our quality control procedures for these products are inadequate. In the event we have to discontinue the use of mouse fluids, we may not have the resources at the time to acquire the necessary manufacturing equipment and expertise that we will need to make the changes in our development programs.

Employees

As of August 11, 2006, we employed 106 persons on a full-time basis, of whom 19 were in research and development departments, 14 of whom were engaged in clinical research and regulatory affairs, 50 of whom were engaged in operations and manufacturing and quality control, and 23 of whom were engaged in finance, administration, sales and marketing. Of these employees, 35 hold M.D., Ph.D. or other advanced degrees. We believe that while we have been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel continues to be intense and there can be no assurance that we will continue to be able to attract and retain the professionals we will need to grow our business. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employees is excellent.

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

Our reports that have been filed with the Securities and Exchange Commission (“SEC”) are available on our website free of charge, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3,4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Copies of this Annual Report on Form 10-K may also be obtained without charge electronically or by paper by contacting Investor Relations, Immunomedics, Inc., 300 American Road, Morris Plains, New Jersey 07950 or by calling (973) 605-8200.

In addition, we make available on our website (i) the charters for the committees of the Board of Directors, including the Audit Committee, Compensation Committee and Nominating and Board Governance Committee, and (ii) the Company’s Code of Business Conduct and Ethics (the Code of Ethics) governing its directors, officers and employees. Within the time period required by the SEC, we will post on our website any modifications to the Code of Ethics, as required by the Sarbanes-Oxley Act of 2002.

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

We have incurred significant operating losses since our formation in 1982, and have never earned a profit since that time. As of June 30, 2006, we had an accumulated deficit of approximately $204,000,000, including net losses of $28,764,000 and $26,758,000 for the years ended June 30, 2006 and 2005, respectively. In May 2006, we entered into an agreement with UCB, granting UCB the exclusive, worldwide license to develop, manufacture, market and sell epratuzumab, our humanized CD22 antibody, for all autoimmune disease indications. The only significant product sales we have earned to date have come from the limited sales of our two diagnostic imaging products in Europe and, to a lesser degree, the U. S.. We had previously licensed epratuzumab to Amgen in 2001, which agreement was terminated in April 2004. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic products and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. We expect to continue to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•	$38,000,000 from UCB under the May 2006 agreement to license the rights to develop, manufacture and commercialize epratuzumab for the treatment of all autoimmune disease indications;

•	Approximately $237,000,000 from the public and private sale of our debt and equity securities through June 30, 2006;

•	$18,000,000 from Amgen under our epratuzumab licensing agreement, which was terminated in 2004; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

With the UCB Agreement and the receipt of the initial payments related thereto we will have sufficient funds for our research and development programs through at least the next twelve months. We intend to continue expending substantial capital on our research and development programs. We will need to raise additional capital in order to obtain the necessary regulatory approvals and then commercialize our other therapeutic products. Our capital requirements are dependent on numerous factors, including:

•	the rate at which we progress our research programs and the number of product candidates we have in pre-clinical and clinical development at any one time;

•	the cost of conducting clinical trials involving patients in the United States, Europe and possibly elsewhere;

•	our need to establish the manufacturing capabilities necessary to produce the quantities of our product candidates we project we will need;

•	the time and costs involved in obtaining FDA and foreign regulatory approvals;

•	the cost of first obtaining, and then defending, our patent claims and other intellectual property rights;

•	the success of UCB in meeting the clinical development and commercial milestones for epratuzumab; and

•	our ability to enter into licensing and other collaborative agreements to help off-set some of these costs.

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

Our ability to conduct our pre-clinical and clinical research and development programs depends, in large part, upon our ability to manufacture our proprietary compounds in accordance with FDA and other regulatory requirements. While we have completed construction on the major expansion of our manufacturing facilities in New Jersey in anticipation of our current and future needs, we have no historical experience in manufacturing these compounds in significant quantities, and we may not be able to do so in the quantities and with the degree of purity that is required. We also have contractual obligations to produce certain quantities of epratuzumab within our existing capacity constraints. Any interruption in manufacturing at this site, whether by natural acts or otherwise, would significantly and adversely affect our operations, and delay our research and development programs.

We are dependent upon UCB, for the final development and commercialization of epratuzumab for the treatment of autoimmune disease indications worldwide, and they may not be successful.

We have licensed the exclusive worldwide rights of our most advanced therapeutic compound, epratuzumab, to UCB. As a result, UCB is solely responsible, and we are depending upon it, for completing the clinical development of epratuzumab, obtaining all necessary regulatory approvals, and then commercializing and manufacturing the compound for sale. If UCB does not fully perform its responsibilities under our agreement, or if the ongoing clinical trials being conducted by UCB are not successful or are terminated by UCB for any other reason, our ability to commercialize this product candidate in the future, as well as other product candidates we have in development which are closely related to epratuzumab, would be severely jeopardized. In such event, it is likely we would never receive any of the milestone payments or royalties that we are eligible to receive under our agreement with UCB, and our ability to fund the development and testing of our other product candidates would be adversely affected.

Our future success will depend upon our ability to first obtain and then adequately protect our patent and other intellectual property rights, as well avoiding the infringement of the rights of others.

Our future success will be highly dependent upon our ability to first obtain and then defend the patent and other intellectual property rights necessary for the commercialization of our product candidates. We have filed numerous patent applications on the technologies and processes that we use in the U.S. and certain foreign countries. Although we have obtained a number of issued U.S. patents to date, the patent applications owned or licensed by us may not result in additional patents being issued. Moreover, these patents may not afford us the protection we need against competitors with similar technologies or products.

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

The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Biogen Idec, Genentech, Glaxo SmithKline, Hoffmann-LaRoche, Human Genome Sciences, Ligand Pharmaceuticals, Millennium Pharmaceuticals, Protein Design Laboratories, Genmab, Medarex, Amgen, Bristol-Myers Squibb and Schering AG, are engaged in the development of therapeutic autoimmune and oncology products. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Strategic Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology, also known as the Garden State Cancer Center, or CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. In fiscal year 2006, we reimbursed CMMI $62,000 for expenses incurred relating to research contracts, in addition to providing CMMI with $2,000 for research activities conducted on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our Company also have responsibilities to both CMMI and us.

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

Risks Related to Our Securities

Our common stock may be delisted from the NASDAQ Global Market (“NASDAQ”).

If the bid price of our common stock falls below $1.00 for an extended period, or we are unable to continue to meet NASDAQ’s listing maintenance standards for any other reason, our common stock could be delisted from the NASDAQ. In recent months, the bid price on our common stock has been below $2.00.

If our stock is not accepted for listing on the NASDAQ, we will make every possible effort to have it listed on the Over the Counter Bulletin Board (the OTC Bulletin Board). If our common stock were to be traded on the OTC Bulletin Board, the Securities Exchange Act of 1934, as amended, and related Securities and Exchange Commission (SEC) rules would impose additional sales practice requirements on broker-dealers that sell our securities. These rules may adversely affect the ability of stockholders to sell our common stock and otherwise negatively affect the liquidity, trading market and price of our common stock.

If our common stock would not be able to be traded on the OTC Bulletin Board, we would make every effort to have it available for trading on the National Quotation Bureau’s Pink Sheets (Pink Sheets). The Pink Sheets market consists of security firms who act as market makers in the stocks, usually, of very small companies. The bid and asked prices are not quoted electronically, but are quoted daily in “hard copy” which is delivered to firms that subscribe. Stocks that trade in the Pink Sheets are usually not as liquid as those that trade in electronic markets and, often time, the difference between the bid and the asked prices are substantial. As a result, if our common stock were traded on the Pink Sheets, there would likely be a further negative affect on the liquidity, trading market and price of our common stock even compared to that we might suffer if we were traded on the OTC Bulletin Board.

As a result of the above, we cannot assure you that our common stock will be listed on a national securities exchange, a national quotation service, the OTC Bulletin Board or the Pink Sheets or, if it is to be listed, whether or not there would be an interruption in the trading of our common stock. We believe that the listing of our stock on a recognized national trading market, such as the NASDAQ, is an important part of our business and strategy. Such a listing helps our stockholders by providing a readily available trading market with current quotations. Without that, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded it by other parties. In that regard, listing on a recognized national trading market will also affect the company’s ability to benefit from the use of its operations and expansion plans, including for use in licensing agreements, joint ventures, the development of strategic relationships and acquisitions, which are critical to our business and strategy and none of which is currently the subject of any agreement, arrangement or understanding, with respect to any future financing or strategic relationship it may undertake. The delisting from NASDAQ would result in negative publicity and would negatively impact our ability to raise capital in the future.

If we were delisted from the NASDAQ, we may become subject to the trading complications experienced by “Penny Stocks” in the over-the-counter market.

Delisting from the NASDAQ GMS may depress the price of our common stock such that we may become a penny stock. The SEC generally defines a penny stock as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share. “Penny Stock” rules require, among other things, that any broker engaging in a purchase or sale of our securities provide its customers with: (i) a risk disclosure document, (ii) disclosure of market quotations, if any, (iii) disclosure of the compensation of the broker and its salespersons in the transaction and (iv) monthly account statements showing the market values of our securities held in the customer’s accounts.

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

Conversion of our 5% Senior Convertible Notes (5% Notes) and exercise of our Warrants will dilute the ownership interest of existing stockholders and could adversely affect the market price of our common stock.

The conversion of some or all of our 5% Notes and Warrants will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion and exercise could adversely affect prevailing market prices of our common stock. In addition, the existence of the 5% Notes and Warrants may encourage short selling by market participants. During the 2006 fiscal year $7,370,000 of our 5% Notes and related make-whole interest liabilities were converted into 3,142,798 shares of common stock. In addition 267,924 shares of common stock was issued in payment of accrued interest for the 5% Notes which was due May 1, 2006.

Our 5% Notes and Warrants have full-ratchet anti-dilution protection which will cause additional dilution to stockholders if triggered.

The conversion price of our 5% Notes and exercise price of our Warrants are subject to adjustment for issuances of common stock and common stock equivalents at prices less than the applicable conversion price and exercise price, respectively, which means such conversion and exercise prices are automatically reduced to the lower price. In the event the anti-dilution protections of the 5% Notes and Warrants are triggered, stockholders would suffer immediate dilution. The holders of the 5% Notes who convert their 5% Notes will also receive on the date of conversion a payment equal to the amount of contractual interest, up to and including the maturity date of the 5% Notes less interest actually previously paid, known as the “make-whole” interest payment.

Our indebtedness and debt service obligations may adversely affect our cash flow.

As of June 30, 2006, our debt service obligation on the 5% Notes was $30,305,000, which is due April 30, 2008. We intend to fulfill our current debt service obligations, including repayment of the principal from cash generated by our operations and from our existing cash and investments, as well as the proceeds from potential licensing agreements and additional financing from equity or debt transactions. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our current debt service obligations, including repayment of the principal, we may have to delay or curtail research and development programs.

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

As of June 30, 2006, Dr. Goldenberg, our Chairman and Chief Strategic Officer, together with certain members of his family including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 15.1% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

We are also subject to Section 203 of the Delaware General Corporation Law (DGCL), which prohibits us from engaging in a business combination with any “interested” stockholder (as defined in Section 203 of the DGCL) for a period of three years from the date the person became an interested stockholder, unless certain conditions are met.

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

The Sarbanes-Oxley Act requires that we maintain effective internal controls over financial reporting and disclosure controls and procedures. Among other things, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 requires substantial accounting expense and significant management efforts. Our testing, or the subsequent review by our independent registered public accounting firm, may reveal deficiencies in our internal controls that would require us to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the NASDAQ GMS or other regulatory authorities that would require additional financial and management resources and could adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is located at 300 American Road, Morris Plains, New Jersey 07950, where we lease approximately 74,000 square feet of commercial office space. In November 2001, we renewed the lease for an additional term of 20 years expiring in October 2021 at a base annual rate of $545,000, which rate is fixed for the first five years and increases thereafter every five years. The November 2001 renewal includes an additional 15,000 square feet of space. Our manufacturing, regulatory, medical, research and development laboratories, and our finance, marketing and executive offices are currently located in this facility. In 2003, we completed the construction and equipping of a 7,500 square-foot, commercial-scale manufacturing facility within our Morris Plains headquarters, which consists of four independent antibody manufacturing suites, several support areas, and a quality control laboratory. See Item 1 Business, “Manufacturing.” In addition, our European subsidiary, Immunomedics GmbH, leases executive office space in Darmstadt, Germany.

Item 3. Legal Proceedings

F. Hoffmann-LaRoche

On December 22, 2003, the Dutch Supreme Court, in a case brought by us, held that the Dutch part of our European patent for highly specific monoclonal antibodies against the cancer marker, carcinoembryonic antigen (CEA), was valid. Our claim of infringement was not finally decided by the Dutch Supreme Court. Among other things, the Supreme Court held that the Court of Appeal which had ruled that Roche had infringed our European Patent had not given Roche sufficient opportunity to comment on an expert opinion filed by us in which it was stated that Roche’s CEA test kit did satisfy a criterion that is generally satisfied for specific antibodies that bind to CEA. We have argued that the Dutch court should enforce the European Patent for all European countries for which the European Patent was validated, since Roche sold the same product in each country. The Dutch Supreme Court repeated the reasoning of the Dutch District Court that the Brussels Convention should be interpreted to permit cross-border enforcement of European patents where a related group of companies sells the same product in countries where that same patent has been validated. The Dutch Supreme Court referred this issue to the European Court of Justice (ECJ) to provide a final interpretation of the Brussels Convention on this point. On January 27, 2005, the ECJ heard oral arguments in the case, and took the matter under consideration. No further notifications have been received regarding this litigation to present.

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

On May 19, 2004 and July 20, 2004, Roche filed nullity actions in German and United Kingdom courts, respectively, challenging our patents relating to an improved method of disease therapy in combination with cytotoxic agents, wherein cytokines are used to prevent, mediate or reverse radiation-induced, drug-induced or antibody-induced toxicity, especially to hematopoietic cells. On December 1, 2004, we agreed to settle the United Kingdom patent litigation by surrendering the United Kingdom patent. In accordance with United Kingdom legal rules, Roche made an application for payment of its attorney’s fees and other costs to the court. We agreed on a resolution with Roche, which was subsequently settled. The related charges for this litigation were included in the General and Administrative expenses in the Statement of Operations. In the German action we are defending the patent with amended claims and believes that it will prevail in such action. The German Patent Court has scheduled oral proceedings for March 2007.

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

Willow Bay Associates, LLC

In 2000, a now-defunct finance broker filed suit against us in the United States District Court for the District of Delaware. In the case, the plaintiff claimed that it is entitled to damages in the form of brokerage commissions for breach of an alleged confidentiality and non-circumvention contract. The suit against us was dismissed on summary judgment, but subsequently reinstated. Trial was held in late January 2004, and post-trial submissions were filed in March. On August 4, 2006 the Court rendered its’ judgment in our favor and against Willow Bay Associates, LLC. There is no liability to us as a result of this decision.

From time to time we are a party to various claims and litigation arising in the normal course of business. We believe that the outcome of such claims and litigation will not have a material adverse effect on our financial position and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal year 2006.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

Our common stock is quoted on the NASDAQ Global Market under the symbol “IMMU.” The following table sets forth, for the last two fiscal years, the high and low sales prices for our common stock, as reported by the NASDAQ Global Market:

Fiscal Quarter Ended	High	Low
September 30, 2004	$4.95	$2.25
December 31, 2004	3.64	2.60
March 31, 2005	3.88	2.37
June 30, 2005	2.55	1.65

September 30, 2005	$2.29	$1.65
December 31, 2005	2.97	1.63
March 31, 2006	3.50	2.27
June 30, 2006	3.49	2.31

As of August 22, 2006, the closing sales price of our common stock on the NASDAQ Global Market was $1.95. As of August 22, 2006, there were approximately 671 stockholders of record of our common stock and, according to our estimates, approximately 15,081 beneficial owners of our common stock. We have not paid dividends on our common stock since inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Sale of Unregistered Securities

None

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of June 30, 2006, is disclosed in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

The following table sets forth our consolidated financial data as of and for each of the five fiscal years ended June 30, 2006. The selected consolidated financial data as of and for each of the five years ended June 30, 2006, have been derived from our audited consolidated financial statements. The consolidated financial statements for the years ended June 30, 2006, 2005 and 2004 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal year ended June 30,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Statements of Operations

Revenues	$4,353	$3,813	$4,306	$13,719	$14,287
Cost and expenses	28,903	32,514	27,299	23,533	20,985
Litigation settlement	—	1,112	—	—	—
Changes in fair value of warrants liability	(270)	939	—	—	—
Interest (expenses) income – net	(4,507)	(599)	285	1,087	2,069
Minority interest	90	110	89	88	—
Foreign currency transaction (loss) gain	(17)	(4)	30	85	(323)

Loss before income tax benefit	(29,254)	(27,143)	(22,589)	(8,554)	(4,952)
Income tax benefit	490	385	234	680	1,205

Net loss	(28,764)	(26,758)	(22,355)	(7,874)	(3,747)
Preferred stock dividends	—	—	—	—	—

Net loss allocable to common stockholders	$(28,764)	$(26,758)	$(22,355)	$(7,874)	$(3,747)

Net loss per common share	$(0.52)	$(0.50)	$(0.45)	$(0.16)	$(0.08)

Weighted average shares outstanding	55,263	53,684	49,886	49,878	49,652

Balance Sheets

Cash, cash equivalents and marketable securities(1)	$41,827	$15,485	$13,479	$23,796	$44,788
Restricted securities(1)	2,550	18,126	5,101	6,376	—
Total assets	55,878	47,923	32,089	45,130	54,951
Long-term debt	29,525	36,743	13,826	5,101	—
Stockholders’ (deficit) equity(2)	$(18,675)	$(1,263)	$11,584	$33,667	$41,096

(1)	Approximately $14,300,000 of restricted cash became available for use by the Company during the first quarter of fiscal year 2006 as a result of August 19, 2005 Special Shareholder’s Meeting authorizing an additional 40,000,000 shares of common stock.
(2)	We have never paid cash dividends on our common stock. In August, 2005 the Company received shareholder approval to authorize an additional 40,000,000 shares of common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Annual Report, and they may also be made a part of this Annual Report by reference to other documents filed with the Securities and Exchange Commission (SEC), which is known as “incorporation by reference”.

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, are intended to identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to obtain additional capital through strategic collaborations, licensing, convertible debt securities or equity financing in order to continue our research and development programs as well as secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; our ability to protect our proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally. Please also see the discussion of risks and uncertainties under Item 1A. Risk Factors “Factors That May Affect Our Business and Results of Operations” in this Annual Report.

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

Overview

We are a biopharmaceutical company focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled, or “naked,” form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a broad pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes 108 issued patents in the U.S. and approximately 250 other issued patents worldwide, protects our product candidates and technologies.

We have transitioned our focus away from the development of diagnostic imaging products in order to accelerate the development of our therapeutic product candidates. Consistent with our de-emphasis on our diagnostic business, we no longer commercialize CEA-Scan®. LeukoScan® will continue to be manufactured and commercialized by us in territories where regulatory approvals have been granted. Furthermore, as of June 30, 2006, research and development into diagnostic product candidates was no longer a material portion of our business.

From inception in 1982 until June 30, 2006, we had an accumulated deficit of approximately $203.8 million and have never earned a profit. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature or source of which cannot be predicted), our losses will continue as we continue to conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years.

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

Research and Development

As of June 30, 2006, we employed 19 professionals in our research and development departments and 14 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs. We have spent approximately $22.8 million, $27.0 million and $21.9 million in the aggregate for the fiscal years ended June 30, 2006, 2005 and 2004 respectively on research and development expenses.

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

In October 2004, updated clinical results of epratuzumab in patients with SLE were presented at the 68th annual scientific meeting of American College of Rheumatology/Association of Rheumatology Health Professionals. The objective of this open label, single-center study was to evaluate the safety, tolerability, lack of immunogenicity and early evidence of efficacy of epratuzumab, which was administered as a single agent every other week, for a total of four doses. A scoring system called BILAG (British Isle Lupus Assessment Group) was used to measure the level of disease activity in these patients prior to, and, at several time points, post administration of epratuzumab. Patients with mild to moderate systemic lupus erythematosus (SLE) activity (defined by Global BILAG scores of 6-12 prior to treatment) were enrolled. A high BILAG score indicates increased disease activity.

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

In May 2005, we initiated two pivotal Phase III clinical trials to further evaluate the safety and efficacy of epratuzumab for the treatment of patients with moderate and severe SLE. These pivotal trials are randomized, double-blinded, placebo-controlled, multi-center studies using the BILAG index to monitor and assess disease activity. The trials have been named “ALLEVIATE” or Alleviate Lupus Affliction with Epratuzumab and Validate its Autoimmune Safety and Efficacy. One trial, ALLEVIATE A, is for patients with severe SLE flares, and the second trial, ALLEVIATE B, is for patients with moderately active SLE. With the consummation of the UCB Agreement, future costs incurred related to these clinical trials are the responsibility of UCB.

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

While the clinical results to date have been encouraging, we are not able to determine when, if ever, epratuzumab will be approved for sale in the U.S. or anywhere else. Even if it is approved, there can be no assurance that it will be commercially successful or that we will ever receive revenues equal to our financial investment in this product candidate.

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

Diagnostics

We have transitioned our focus away from the development of diagnostic imaging products in order to accelerate the development of our therapeutic product candidates. Consistent with our de-emphasis on our diagnostic business, we no longer commercialize CEA-Scan®. We will continue to manufacture and commercialize LeukoScan® in territories where regulatory approvals have been granted. Furthermore, as of June 30, 2006, research and development into diagnostic product candidates was no longer a material portion of our business.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.

Revenue Recognition

We account for revenue arrangements that include multiple deliverables in accordance with Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Arrangements (EITF 00-21). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying the guidance, revenue arrangements with multiple deliverables can only be considered as separate units of accounting if: a) the delivered item has value to the customer on a standalone basis, b) there is objective and reliable evidence of the fair value of the undelivered items and c) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition.

We have concluded that the UCB Agreement should be accounted for as a single unit of accounting and are amortizing the $38 million payment received over the expected obligation period which is currently estimated to end in November 2009. If the obligation period estimate should change in the future, whether due to delays or acceleration of the UCB’s clinical trials, this may affect the amortization period estimated to end in November 2009.

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

Foreign Currency Risks

Since Immunomedics operates in countries outside of the U.S., it is exposed to various foreign currency risks that arise from the nature of the contracts Immunomedics executes with its customers, since, from time to time, contracts are denominated in a currency different than the particular Immunomedics subsidiary’s local currency. These risks are generally applicable only to a portion of the contracts executed by our foreign subsidiaries providing clinical services.

We are exposed to foreign currency risk resulting from the passage of time between the invoicing of customers and affiliates under these contracts and the ultimate collection of customer payments against such invoices. Because the contract is denominated in a currency other than the subsidiary’s local currency, Immunomedics recognizes a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared and payment from the customer is received will result in Immunomedics receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. This difference is recognized by us as a foreign currency transaction gain or loss, as applicable, and is reported in other expense (income) in our Consolidated Statements of Operations. In addition, for intercompany transactions for which settlement is planned or anticipated in the foreseeable future, the related foreign currency transaction gains or losses, as applicable, are reported in other expenses (income) in our Consolidated Statement of Operations.

In addition, our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting our consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. To date such cumulative translation adjustments have not been material to the Company’s consolidated financial position.

Stock Based Compensation

Prior to July 1, 2005, we granted stock options to our employees at an exercise price equal to the fair value of the underlying shares of common stock at the date of grant and accounted for these stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB Opinion No. 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the income statement. However, for purposes of disclosure only, we estimate the fair value of stock options through the use of option-pricing models. In determining the values to use in our option-pricing model, we make several subjective estimates about the characteristics of the underlying stock and the expected timing of option exercise. Change to these estimates can change the fair value disclosures in our financial statements. Our Board of Directors approved the acceleration of vesting of all outstanding stock options as of June 30, 2005, primarily to avoid stock based compensation charges upon the adoption of SFAS 123(R) on July 1, 2005. This total additional compensation cost would have been approximately $8,100,000. The exercise price of all stock options was above market value of the common stock at the time of the accelerated vesting.

Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective transition method. Under that transition method, compensation cost recognized in fiscal year 2006 includes compensation cost for all share-based compensation granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). Due to the accelerated vesting prior to the adoption of SFAS 123(R) noted above, the impact on the statement of operations for the year ended June 30, 2006 is not material. The non-vested share-based compensation that is outstanding as of June 30, 2006 is $1,018,065, which is expected to be recognized over the next four fiscal years. The results of adopting SFAS 123(R) for the prior periods have not been restated.

Impairment of Assets

Immunomedics reviews its long-lived assets for impairment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon our judgment of its ability to recover the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated.

Make-Whole Interest Derivative Liability

The holders of the 5% Notes who convert their 5% Notes will also receive on the date of conversion a payment equal to the amount of accrued and unpaid interest, less interest actually previously paid or provided for, up to and including the maturity date of the 5% Notes, known as the “make-whole” interest payment. The make-whole interest payment is considered a bifurcated derivative since the embedded call option can accelerate the settlement of the interest component of the debt cost at the holder’s option. Changes in the fair value of the make-whole interest payment are recorded in current period operations. The fair value of this instrument was recorded in the consolidated balance sheet as derivative interest liability. The initial value of the derivative interest liability associated with the make-whole interest provision of $751,000 is recorded as additional debt discount and is being amortized to interest expense over the remaining life of the 5% Notes.

The value of this derivative liability is based on various inputs and assumptions such as the price of our stock at each balance sheet date and the stock’s volatility. Although we expect the value of this liability to be zero upon maturity of the 5% Notes, changes in these inputs and assumptions, particularly the price of our common stock, will impact the value of this derivative liability at each balance sheet date.

Results of Operations

Fiscal Year 2006 compared to Fiscal Year 2005

Revenues for the fiscal year ended June 30, 2006 were $4,353,000 as compared to $3,813,000 in the fiscal year ended June 30, 2005, representing an increase of $540,000, or 14%, primarily due to the impact of the recognition of a portion of the deferred revenue from the Development, Collaboration and License Agreement dated May 9, 2006 with UCB, S.A. (UCB Agreement), partially offset by lower product sales. Product sales were $1,096,000 lower in Europe primarily due to a lack of saleable LeukoScan® product earlier in the year. On January 30, 2006 approval was received from the European Regulatory Agency to market LeukoScan® for the revision to our manufacturing process. License fee and other revenues for fiscal year 2006 increased to $1,830,000 from $330,000 for the same period in 2005, primarily from the recognition of a portion of the deferred revenue earned under the UCB Agreement.

Total operating expenses for fiscal year 2006 were $28,903,000 as compared to $32,514,000 in fiscal year 2005, representing a decrease of $3,611,000, or 11%. Research and development expenses for fiscal year 2006 declined by $4,247,000, to $22,781,000 from $27,028,000 in fiscal year 2005 due to the transfer of the SLE clinical trials over to UCB as part of the UCB Agreement, reduced spending for outside toxicity testing associated with producing compounds to be used in clinical trials and a concerted effort to limit spending to conserve cash during the year. Cost of goods sold for fiscal year 2006 decreased by $134,000 to $473,000 from $607,000 in fiscal year 2005, primarily due to lower sales of diagnostic kits.

Sales and marketing expenses for fiscal year 2006 were $758,000 as compared to $974,000 for fiscal year 2005, representing a decrease of $216,000. The decline in marketing expenses was due to de-emphasis of the diagnostic product line. General and administrative costs for fiscal year 2006 increased by $986,000 from $3,905,000 in fiscal year 2005 to $4,891,000. This increase was primarily due to a charge of $876,000 for fees associated with the UCB Agreement.

Interest and other income for fiscal year 2006 increased by $230,000 from $437,000 in fiscal year 2005 to $667,000 in fiscal year 2006, primarily due to higher interest rates and increased level of cash available for investment during the fourth quarter of fiscal year 2006 resulting from the UCB Agreement. Interest expense increased from $1,035,000 in fiscal year 2005 to $5,175,000 in fiscal year 2006. This increase resulted primarily from the $37,675,000 of 5% senior convertible notes sold in April 2005. This increase included the amortization of a portion of the expenses associated with the debt issuance costs ($777,000), the mark to market value adjustment of the debt discount ($1,609,000), the change in the market value of the make-whole derivative interest liability ($70,000) and the “make-whole” interest payment regarding the conversion of the 5% Senior Convertible Notes due May 2008 (5% Notes) into shares of common stock ($915,000).

In September 2004 a patent infringement suit with Cytogen, Inc. and C.R. Bard was settled for an undisclosed amount without any admission of fault or liability. In connection with the settlement, we settled legal fees associated with the suit with the attorneys representing it in the case. We recorded a litigation settlement gain in other income in the amount of $1,111,750, which includes the reversal of legal fees previously accrued for this patent suit. The specific amount of the settlement, however, is undisclosed in accordance with the terms of the parties’ settlement agreement.

On August 19, 2005 at a Special Meeting of Stockholders a majority of holders of our common stock approved an amendment to the certificate of incorporation to increase the number of shares of common stock authorized from 70 million to 110 million shares. In addition, the shareholders voted to authorize shares of common stock for conversion if required, into common stock for the 5% senior convertible notes and the warrants. The 5% Notes and warrants were therefore no longer restricted as to conversion into shares of common stock. The liability for the warrants was increased by $270,000 to reflect our common stock valuation. This increase in the liability for the warrants was reflected in the statement of operations. The warrants were reclassified to permanent equity during the first quarter 2006, (a reduction to the liability of $3,018,000).

For fiscal years 2006 and 2005, we recorded a tax benefit of $514,000 and $590,000, respectively, as a result of our sale of approximately $6,385,000 and $7,335,000 of New Jersey state net operating losses, respectively. These tax benefits were partially offset by income tax provisions of $24,000 in 2006 for state tax purposes and $205,000 in 2005 for our European subsidiary.

Net loss allocable to common stockholders for fiscal year 2006 is $28,764,000, or $0.52 per share, as compared to $26,758,000, or $0.50 per share, in fiscal year 2005.

Fiscal Year 2005 compared to Fiscal Year 2004

Revenues for the fiscal year ended June 30, 2005 were $3,813,000 as compared to $4,306,000 in the fiscal year ended June 30, 2004, representing a decrease of $493,000, or 11%, primarily due to lower product sales and a decrease in license fees. Product sales were $258,000 lower in Europe primarily due to a lack of saleable LeukoScan® product, as current production was waiting for submission to the European regulatory authorities. License fee and other revenues for fiscal year 2005 decreased to $330,000 from $512,000 for the same period in 2004, primarily due to the complete recognition of revenues associated with the Development and License Agreement with Amgen, Inc. (Amgen Agreement) which declined from $275,000 in 2004 to $0 in 2005.

Total operating expenses for fiscal year 2005 were $32,514,000 as compared to $27,299,000 in fiscal year 2004, representing an increase of $5,215,000, or 19%. Research and development expenses for fiscal year 2005 increased by $5,094,000, from $21,934,000 in fiscal year 2004 to $27,028,000, primarily due to the beginning of the Phase III trials for epratuzumab for the treatment of SLE, as well as increased research and development efforts including outside toxicity testing associated with producing compounds to be used in clinical trials. Cost of goods sold for fiscal year 2005 decreased by $106,000 to $607,000 from $713,000 in fiscal year 2004, primarily due to lower sales of in-vitro diagnostic kits and other imaging products.

Sales and marketing expenses for fiscal year 2005 were $974,000 as compared to $1,331,000 for fiscal year 2004, representing a decrease of $357,000. The decline in marketing expenses was due to de-emphasis of our diagnostic product line. General and administrative costs for fiscal year 2005 increased by $585,000 from $3,320,000 in fiscal year 2004 to $3,905,000. This increase was primarily due to settlement of corporate litigation in 2005 and a $300,000 insurance claim paid for product loss that was received in 2004 and not repeated in 2005.

Interest and other income for fiscal year 2005 decreased by $73,000 from $510,000 in fiscal year 2004 to $437,000 in 2005, primarily due to reduced level of cash available for investment during the year. Interest expense increased from $225,000 in fiscal year 2004 to $1,035,000 in fiscal year 2005. This increase resulted primarily from the $37,675,000 of 5% Notes sold in April 2005. Also included in interest expense in 2005 is amortization expense associated with the debt issuance costs ($139,000) and the debt discount ($205,000).

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

At June 30, 2005 the liabilities outstanding related to the warrants from the 5% Notes were revalued based on our common stock price. The valuation of the liability for these warrants was adjusted as of June 30, 2005 due to the decline in our common stock from $2.16 per share on April 29, 2005 to $1.71 per share. As such, the gain from the change in the fair value of the warrant liability of $938,760 was recorded in the statement of operations.

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

Research and Development Expenses

Research and development expenses for our products in development were $22,781,000 for the fiscal year ended June 30, 2006, $27,028,000 for the fiscal year ended June 30, 2005 and $21,934,000 for the fiscal year ended June 30, 2004. Research and development expenses decreased by $4,247,000 in 2006 or 16% as compared to 2005. Research and development expenses increased by $5,094,000 in 2005 or 23% as compared to 2004.

We do not track expenses on the basis of each individual compound under investigation or through clinical trials and therefore we do not provide a breakdown of such historical information in that format. We evaluate projects under development from an operational perspective, including such factors as results of individual compounds from laboratory/animal testing, patient results and enrollment statistics in clinical trials. It is important to note that multiple product candidates are often tested simultaneously. It is not possible to calculate each antibody’s supply costs. There are many different development processes and test methods that examine multiple products at the same time. We have, historically, tracked our costs in the categories discussed below, specifically “research costs” and “product development costs” and by the types of costs outlined below.

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

	Years Ended June 30,
	2006	2005	2004
Research Costs	$4,975	$6,503	$5,849

Product Development Costs	17,806	20,525	16,085

Total	$22,781	$27,028	$21,934

Research Costs

Research costs in total decreased for the year ended June 30, 2006 by $1,528,000 or 23% as compared to 2005. Research costs increased by $654,000 in 2005 or 11% as compared to 2004. The changes in research costs primarily relate to the following:

Animal studies conducted by outside organizations in 2006 were $809,000, a decrease of $643,000 or 44% from 2005, as testing for toxicity studies for compounds in the preclinical stage were reduced based on the current status of product development. The increase in 2005 over 2004 was $642,000 or a 79% increase, was for testing for toxicity studies for compounds in the preclinical stage of development for epratuzumab for SLE indications.

Personnel costs in 2006 were $1,860,000 a decrease of $579,000 or 24% as compared to 2005. This decline resulted primarily from employee attrition and cost savings efforts during the year. For the 2005 fiscal year personnel costs decreased by $64,000 or 3% over 2004 due to employee attrition and the increased focus to product development as compounds proceeded further in clinical trials.

Facility costs decreased $60,000 in 2005 over 2004 levels, or 5%. This decrease was a result of a reduction in depreciation expense as assets acquired in previous years became fully depreciated.

Product Development Costs

Product development costs for the year ended June 30, 2006 in total decreased by $2,719,000 or 13% as compared to 2005. Product development costs in total increased by $4,440,000 in 2005 or 28% as compared to 2004. The changes in product development costs primarily relate to the following:

Personnel costs in 2006 were $4,572,000, a decrease of $71,000 or 2% as compared to 2005. This decrease was primarily due to employee attrition, a reduction in recruitment fees and other cost control efforts partially offset by salary increases. Personnel costs in 2005 were $4,643,000 an increase of $40,000 or 1% as compared to 2004. This small increase was primarily attributed to salary increases offset by employee attrition and cost control efforts in the manufacturing and clinical monitoring areas.

Clinical trial expenses in 2006 were $4,342,000, an increase of $605,000 or 16% over 2005. This increase is primarily the result of investigator expenses for enrollment at clinical sites, particularly for epratuzumab for the treatment of SLE of approximately $3,600,000. Clinical trial expenses in 2005 were $3,737,000, an increase of $2,213,000 or 145% over 2004. This increase is primarily the result of the beginning of the Phase III clinical trials for epratuzumab for the treatment of SLE, which incurred approximately $2,865,000 of expenses in 2005.

Patent expenses for 2006 were $1,251,000, a decrease of $1,834,000 or 59% over 2005, due to efforts to reduce professional fees incurred for patent filings and support. For the 2005 fiscal year patent expenses were $3,086,000, an increase of $1,803,000 or 141% over 2004. The increase for patent expenses in 2005 was primarily attributed to increased applications of patents in foreign locations and vigorous defense of existing patents.

Facility costs in 2006 were $3,897,000, a decrease of $149,000 or 4% from 2005, due to lower maintenance and repairs expense. Facility costs in 2005 were $4,046,000 an increase of $250,000 or 7%

over 2004. The increases in facility costs in 2005 primarily relates to increased investment in our manufacturing facility and equipment that took place during the 2003 fiscal year. As a result depreciation, utilities, maintenance and related expenses have increased.

Lab supplies and chemical reagent costs were $1,686,000 in 2006, a decrease of $839,000 or 33% over 2005. This was a result of delayed production of clinical antibodies as part of cost control efforts and lower demand of the clinical trials in process. Lab supplies and chemical reagent costs were $2,525,000 in 2005, an increase of $223,000 or 10% over 2004. This increase resulted from the increased production levels of the new manufacturing facility and growth needed for clinical trial demands in 2005.

Completion of clinical trials may take several years or more. The length of time varies according to the type, complexity and the disease indication of the product candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following periods:

Clinical Phase	Estimated Completion Period
Phase I	1-2 Years
Phase II	1-3 Years
Phase III	2-5 Years

The duration and cost of clinical trials through each of the clinical phases may vary significantly over the life of a particular project as a result of, among other things, the following factors:

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

At June 30, 2006, we had working capital of $25,709,000, representing an increase of $2,383,000 from $23,326,000 at June 30, 2005. The increase in working capital is a result of the May 2006 UCB Agreement ($38,000,000), partially offset by our loss on operations of $28,764,000. The increase of current liabilities as of June 30, 2006 was primarily due to $10,669,000 for deferred revenues relating to the recognition of revenue under the UCB Agreement over the next fiscal year. At June 30, 2006, we had long-term debt, net of discounts and current portion, of $29,525,000, (5% senior convertible notes due 2008 - $28,250,000 and the New Jersey Economic Development Authority - $1,275,000) and deferred revenues under the UCB Agreement of $25,811,000, to be recognized after the 2007 fiscal year.

On May 9, 2006 we entered into the UCB Agreement providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab for the treatment of all autoimmune disease indications. Under the terms of the UCB Agreement, we retained the rights to develop epratuzumab in the field of oncology, and UCB has an option to acquire development and commercialization rights to epratuzumab with respect to cancer indications at anytime prior to the first commercial sales thereof. Under the terms of the UCB Agreement, we received initial cash payments totaling $38 million (before fees).

The April 29, 2005 private placement of the 5% Notes raised total gross proceeds of $37,675,000. A portion of the proceeds received from the offering of the notes was used for payment of related fees and expenses and to retire $5 million principal amount of the 3.25% senior convertible notes due in January 2006. In addition, $5,000,000 of the 3.25% senior convertible notes was exchanged for $5,000,000 of the 5.0% Notes. The resulting net cash proceeds raised from this transaction was $30,200,000.

The 5% Notes mature three years from their date of issuance, are convertible into company common stock at a conversion rate of $2.62 per share and bear interest at the rate of 5% per annum. If a note is converted or cancelled prior to maturity, the holder will be paid on the date of conversion or cancellation any interest that would have otherwise been earned during the three-year term. For each $1,000 principal amount of notes purchase, purchasers were granted a warrant to purchase approximately 76.39 shares of common stock. The warrants expire three years from the initial closing date and will be exercisable at $2.98 per share.

In August 2004, we sold 4,178,116 shares of its common stock, resulting in net proceeds to the Company of approximately $14.0 million. The shares were sold to institutional investors at a price of $3.61 per share. The shares of common stock were sold pursuant to an effective shelf registration statement filed with the SEC.

Our cash, cash equivalents and marketable securities amounted to $41,827,000 at June 30, 2006, representing an increase of $26,342,000 from $15,485,000 at June 30, 2005. The increase was primarily attributable to the May 2006 agreement with UCB for the worldwide licensing of epratuzumab for all autoimmune diseases, offset by our net loss for 2006. The proceeds from the UCB Agreement will be used for research and development activities and funding of operating expenses. It is anticipated that working capital, and cash, cash equivalents and marketable securities will be utilized during fiscal year 2007 as a result of planned research and development, other operating expenses and capital expenditures, partially offset by projected revenues from sales of our diagnostic imaging products. However, there can be no assurance as to the amount of revenues, if any, these imaging products will provide.

We expect to have adequate cash equivalents and short-term investments to fund our operations for at least the 2007 fiscal year. Cash requirements are expected to be at a lower level than in the 2006 fiscal year due to decreased spending for clinical trials, as UCB is assuming the expenses for conducting the SLE Phase III clinical trials. However, we do not believe that we will have adequate cash at the expected spending level to complete our other research and development programs. As a result, we will require additional financial resources after we utilize our current liquid assets in order for us to continue our research and development programs, clinical trials of our product candidates and regulatory filings. Additional financing may not be available to us on terms we find acceptable, if at all, and the terms of such financing may cause substantial dilution to existing stockholders. If adequate funds are not available, we may be required to curtail significantly one or more of our research and development programs. If we obtain funds through collaborative partnerships, we may be required to relinquish rights to certain of our technologies or product candidates.

We continue to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of our proprietary technologies. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1A Risk Factors, “Factors That May Affect Our Business and Results of Operations,” and elsewhere in this Annual Report on Form 10-K. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us and access to capital markets that can provide us with the resources when necessary to fund our strategic priorities.

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility, a loan from the New Jersey Economic Development Authority used to fund the expansion of our facility, the issuance of 5% Notes and employment contracts in effect for our Chairman of the Board and the President/Chief Executive Officer. We have identified and quantified the significant commitments in the following table for the fiscal years ending June 30:

	Payments Due by Period
(in thousands)
Contractual Obligation	2007	2008	2009	2010	2011	Thereafter	Total
Operating Lease(1)	$552	$556	$556	$556	$609	$7,933	$10,762
NJEDA Loan(2)	$1,301	1,284	—	—	—	—	$2,585
5% Senior Convertible Notes(3)	1,515	31,568	—	—	—	—	$33,083
Employment Contracts(4)	$1,106	100	100	100			$1,406

TOTAL	$4,474	$33,508	$656	$656	$609	$7,933	$47,836

(1)	In November 2001, we renewed our operating lease for our Morris Plains, New Jersey facility for an additional term of 20 years expiring in October 2021 at a base annual rate of $545,000, which included an additional 15,000 square feet. The rent is fixed for the first five years and increases every five years thereafter.
(2)	In May 2003, we obtained a loan for $6,376,000 at a variable interest rate through the New Jersey Economic Development Authority, repayable monthly in 60 equal installments.
(3)	On April 29, 2005, we completed a $37,675,000 private placement financing through the issuance of 5% Notes due April 29, 2008. Interest payments are due semi-annually beginning November 29, 2005, payable in cash or shares of common stock at the option of the Company. The holders of the notes may convert the notes at any time prior to April 29, 2009 at a conversion price of $2.62 per share, subject to adjustment based on the anti-dilution provision. In addition, the holders received warrants that may be converted into shares of common stock at a conversion price of $2.98 per share. As of June 30, 2006, $7,370,000 of the 5% Notes have been converted into shares of common stock.
(4)	We have employment contracts with the Chairman of the Board and the Chief Executive Officer, which expired June 30, 2006. The contract for the Chairman of the Board includes an automatic one-year extension, to June 30, 2007. This contract also includes an agreement to pay $143,000 annually towards life insurance premiums for the Chairman as long as he is employed by the Company. The contract with the Chairman of the Board includes a royalty which continues for three years after the termination of his contract and is included above. The Board of Directors has extended the contract for the Chief Executive Officer to December 31, 2006.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). This authoritative interpretation clarifies and standardizes the manner by which companies will be required to account for uncertain tax positions. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. Immunomedics will be required to adopt FIN 48 no later than the quarter beginning July 1, 2007. Immunomedics is currently in the process of evaluating the Interpretation and has not yet determined the impact, if any, FIN 48 will have on its consolidated financial results.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

The table below presents the amounts and related weighted average interest rates by fiscal year of maturity for our investment portfolio in marketable and restricted securities as of June 30, 2006:

	2007	2008	2009	2010	2011	Total	Fair Value
	(in thousands)
Fixed rate	$3,515	—	—	—	—	$3,515	$3,499
Average interest rate	2.20%	—	—	—	—	2.20%	—

We may be exposed to fluctuations in foreign currencies in regards to certain agreements with service providers relating to certain clinical trials that are in process. Depending on the strengthening or weakening of the U.S. dollar, realized and unrealized currency fluctuations could be significant.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Immunomedics, Inc.

We have audited the accompanying consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immunomedics, Inc. and subsidiaries at June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Immunomedics, Inc.’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 22, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

August 22, 2006

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	June 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$40,877,766	$11,937,483
Marketable securities	948,820	3,547,507
Accounts receivable, net of allowance for doubtful accounts of $117,000 and $150,000 at June 30, 2006 and June 30, 2005, respectively	498,612	409,458
Inventory, net of reserve	541,030	493,603
Other current assets	602,736	785,677
Restricted securities – current portion	1,275,200	15,575,200

Total current assets	44,744,164	32,748,928
Property and equipment, net	8,496,060	10,152,115
Restricted securities	1,275,200	2,550,400
Other long-term assets	1,362,419	2,471,706

	$55,877,843	$47,923,149

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current portion of long-term debt	$1,275,200	$1,275,200
Accounts payable and accrued expenses	7,090,754	8,147,723
Deferred revenues – current portion	10,669,231	—

Total current liabilities	19,035,185	9,422,923

Long-term debt	29,525,377	36,743,233
Deferred revenues – long term portion	25,810,769	—
Other liabilities – warrants	—	2,748,240
Minority interest	182,000	272,160
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2006 and June 30, 2005	—	—
Common stock, $.01 par value; authorized 110,000,000 shares; issued and outstanding, 57,538,031 and 54,073,059 shares at June 30, 2006 and June 30, 2005, respectively	575,380	540,730
Capital contributed in excess of par	184,651,409	173,417,147
Treasury stock, at cost, 34,725 shares	(458,370)	(458,370)
Accumulated deficit	(203,780,087)	(175,015,679)
Accumulated other comprehensive income	336,180	252,765

Total stockholders’ deficit	(18,675,488)	(1,263,407)

	$55,877,843	$47,923,149

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Years ended June 30,
	2006	2005	2004
Revenues:
Product sales	$2,253,748	$3,349,483	$3,607,413
License fee and other revenues	1,830,460	329,674	512,256
Research and development	268,570	134,285	186,171

Total revenues	4,352,778	3,813,442	4,305,840

Costs and Expenses:
Costs of goods sold	473,733	606,901	713,332
Research and development	22,780,529	27,028,272	21,934,287
Sales and marketing	758,324	973,755	1,331,235
General and administrative	4,890,516	3,905,331	3,320,220

Total costs and expenses	28,903,102	32,514,259	27,299,074

Operating loss	(24,550,324)	(28,700,817)	(22,993,234)
Litigation settlement	—	1,111,750	—
(Loss) Gain on change in fair value of warrants	(269,988)	938,760	—
Interest and other income	667,427	436,759	509,608
Interest expense	(5,175,312)	(1,035,498)	(224,743)
Minority interest	90,160	109,961	88,923
Foreign currency transaction (loss) gain	(16,786)	(3,969)	30,055

Loss before income tax benefit	(29,254,823)	(27,143,054)	(22,589,391)
Income tax benefit	490,415	385,120	234,136

Net loss	$(28,764,408)	$(26,757,934)	$(22,355,255)

Per Share Data (basic and diluted):
Net loss	$(0.52)	$(0.50)	$(0.45)

Weighted average number of common shares outstanding	55,263,365	53,683,834	49,886,484

Comprehensive loss:
Net loss	$(28,764,408)	$(26,757,934)	$(22,355,255)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	52,938	(39,976)	85,737
Unrealized gain (loss) on securities available for sale	30,477	(14,722)	(269,872)

Other comprehensive income (loss)	83,415	(54,698)	(184,135)

Comprehensive loss	$(28,680,993)	$(26,812,632)	$(22,539,390)

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Preferred Stock		Common Stock		Capital Contributed in Excess of Par	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount	Shares	Amount
Balance, at June 30, 2003	—	—	49,878,193	$498,782	$159,037,244	$(458,370)	$(125,902,490)	$491,598	$33,666,764
Exercise of options to purchase common stock	—	—	15,500	155	49,045	—	—	—	49,200
Issuance of warrants to purchase common stock	—	—	—	—	310,000	—	—	—	310,000
Compensation expense associated with issuance of stock options to employees	—	—	—	—	97,570	—	—	—	97,570
Other comprehensive loss	—	—	—	—	—	—	—	(184,135)	(184,135)
Net loss	—	—	—	—	—	—	(22,355,255)	—	(22,355,255)

Balance, at June 30, 2004	—	—	49,893,693	$498,937	$159,493,859	$(458,370)	$(148,257,745)	$307,463	$11,584,144
Exercise of options to purchase common stock	—	—	1,250	12	4,050	—	—	—	4,062
Issuance of common stock pursuant of private placement, net	—	—	4,178,116	41,781	13,919,238	—	—	—	13,961,019
Other comprehensive loss	—	—	—	—	—	—	—	(54,698)	(54,698)
Net loss	—	—	—	—	—	—	(26,757,934)	—	(26,757,934)

Balance, at June 30, 2005	—	—	54,073,059	$540,730	$173,417,147	$(458,370)	$(175,015,679)	$252,765	$(1,263,407)
Exercise of options to purchase common stock	—	—	54,250	543	95,145	—	—	—	95,688
Stock compensation	—	—	—	—	31,846	—	—	—	31,846
Warrants reclassified to equity	—	—	—	—	3,018,228	—	—	—	3,018,228
Conversion of 5% notes to common stock	—	—	2,808,543	28,085	6,415,167	—	—	—	6,443,252
Payment of interest expense in common stock	—	—	602,179	6,022	1,673,876	—	—	—	1,679,898
Other comprehensive income	—	—	—	—	—	—	—	83,415	83,415
Net loss	—	—	—	—	—	—	(28,764,408)	—	(28,764,408)

Balance, at June 30, 2006	—	—	57,538,031	575,380	184,651,409	(458,370)	(203,780,087)	336,180	(18,675,488)

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(28,764,408)	$(26,757,934)	$(22,355,255)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,779,222	1,863,052	1,947,683
Receipt of proceeds from UCB Agreement	38,000,000	—	—
Amortization of deferred revenue	(1,520,000)	—	—
Minority interest.	(90,160)	(109,961)	(88,923)
Provision (credit) for allowance for doubtful accounts	(30,160)	(105,972)	—
Inventory reserve	5,500	27,614	139,000
Amortization of premiums of marketable securities	106,205	148,044	216,871
Amortization of debt issuance costs and debt discount	2,457,111	334,097	—
Loss (gain) on change in fair value of warrants	269,988	(938,760)	—
Non-cash expense relating to issuance of warrants	—	—	310,000
Non-cash expense relating to issuance of stock options	31,846	—	—
Employee stock based compensation	—	—	97,570
Payment of interest expense with common stock	1,679,898	—	—
Other	52,938	(39,976)	85,737
Changes in operating assets and liabilities:
Accounts receivable	(58,994)	485,161	141,487
Inventories	(52,927)	(181,084)	360,347
Other current assets	182,941	(36,756)	76,451
Other long-term assets	(25,963)	(5,962)	(35,086)
Accounts payable and accrued expenses	(1,878,235)	3,126,210	405,767

Net cash used in operating activities	12,144,802	(22,182,227)	(18,698,351)

Cash flows from investing activities:
Purchase of marketable securities	(1,650,000)	(7,356,984)	(849,977)
Proceeds from maturities of marketable and restricted securities	5,448,160	9,267,802	7,487,356
Additions to property and equipment	(123,167)	(482,521)	(1,181,358)

Net cash from investing activities	3,674,993	1,428,297	5,456,021

Cash flows from financing activities:
Issuance of 5.0% senior convertible notes-net of fees and exchange of 3.25% notes	—	30,168,235	—
Release of restricted funds from escrow	14,300,000	(14,300,000)	—
Proceed from issuane of common stock, net of transaction costs	—	13,961,019	—
Issuance of 3.25% senior convertible notes	—	—	10,000,000
Payments of debt	(1,275,200)	(6,275,200)	(1,275,200)
Exercise of stock options	95,688	4,062	49,200

Net cash provided by financing activities	13,120,488	23,558,116	8,774,000

Increase (decrease) in cash and cash equivalents	28,940,283	2,804,186	(4,468,330)
Cash and cash equivalents at beginning of period	11,937,483	9,133,297	13,601,627

Cash and cash equivalents at end of period	$40,877,766	$11,937,483	$9,133,297

Supplemental disclosure of noncash financing activities:
Cash paid for interest	$1,080,482	$529,111	$76,766
Cash paid for income taxes	$1,480	$330,893	$4,232

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Overview

Immunomedics, Inc., a Delaware corporation (“Immunomedics” or the “Company”) is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. Immunomedics currently markets and sells LeukoScan® throughout Europe, Canada and in certain other markets outside the U.S.

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

On May 9, 2006 the Company entered into a Development, Collaboration and License Agreement (the “UCB Agreement”) with UCB, S.A., (“UCB”) providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab, the Company’s humanized CD22 antibody (“Epratuzumab”), for the treatment of all autoimmune disease indications. Under the terms of the UCB Agreement, the Company retains the rights to develop Epratuzumab in the field of oncology, and UCB has an option to acquire development and commercialization rights to Epratuzumab with respect to cancer indications at any time prior to the first commercial sales thereof. If UCB exercises its buy-in right with respect to Epratuzumab in the field of oncology, UCB will reimburse the Company for the development cost actually incurred, plus a buy-in fee. This buy-in fee is based on whether the UCB election is made after the Phase II clinical trials, the Phase III clinical trials or after regulatory approval is received but before commercial sale has begun.

Under the terms of the UCB Agreement, the Company received from UCB initial cash payments totaling $38 million (which includes a $25 million upfront payment, plus a $13 million reimbursement for development costs of Epratuzumab related to our clinical development of Epratuzumab in patients with certain autoimmune conditions prior to the date of the UCB Agreement). In addition, the Company is entitled to receive regulatory milestone payments, which could aggregate to a maximum of up to $145 million in cash payments and $20 million in equity investments. These milestone payments are dependent upon specific achievements in the regulatory approval process under the Agreement. The Company will also receive product royalties based upon a percentage of aggregate annual net sales under the Agreement during the product royalty term, which percentage is subject to reduction under certain circumstances. In addition, the Company will be entitled to receive sales bonuses of up to $135 million upon annual net sales reaching certain target levels. There can be no assurance that these regulatory or sales achievements will be met and therefore there can be no assurance that the Company will receive such future payments.

The Company expects to utilize its cash equivalents and short-term investments to fund its operations at least for the 2007 fiscal year. Cash requirements are expected to be at a level lower than in the 2006 fiscal year due to decreased spending for clinical trials, as UCB is assuming the expenses for conducting the Phase III clinical trials. However, the Company does not believe it will have adequate cash to complete its research and development programs. As a result, Immunomedics will require additional financial resources after it utilizes its current liquid assets in order to continue its research and development programs, clinical trials of product candidates and regulatory filing. Immunomedics has never achieved profitable operations, and there is no assurance that profitable operations, even if achieved, could be sustained on any continuing basis. The Company’s future operations are dependent on, among other things, the success of its commercialization efforts and market acceptance of any future therapeutic products. Since its inception in 1982, Immunomedics’ principal source of funds has been the private and public sale of debt and equity securities and, to a lesser extent, revenues from licensing. There can be no assurance that Immunomedics will be able to raise the additional capital it will need on commercially acceptable terms if at all. If it is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected.

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

Foreign Currencies

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity in the Consolidated Balance Sheets and are included in the determination of comprehensive income in the Consolidated Statements of Stockholders’ (Deficit) Equity. Transaction gains and losses are included in the determination of net income in the Consolidated Statements of Operations.

Cash Equivalents and Marketable Securities

Immunomedics considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents.

Immunomedics’ unrestricted investments in cash equivalents and marketable securities are available for sale to fund operations. The portfolio at June 30, 2006 primarily consists of corporate debt securities and municipal bonds.

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

Inventory

Inventory, which consists of the finished product LeukoScan, is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. An inventory reserve is recorded for finished product that is not deemed to be saleable.

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

Revenue Recognition

The Company accounts for revenue arrangements that include multiple deliverables in accordance with Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Arrangements (EITF 00-21). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying the guidance, revenue arrangements with multiple deliverables can only be considered as separate units of accounting if: a) the delivered item has value to the customer on a standalone basis, b) there is objective and reliable evidence of the fair value of the undelivered items and c) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition.

The Company has concluded that the UCB Agreement should be accounted for as a single unit of accounting and is amortizing the $38 million payment received over the expected obligation period which is currently estimated to end in November 2009.

Milestone payments are recognized as revenue upon the achievement of mutually agreed milestones, provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement, and (ii) there are no continuing performance obligations associated with the milestone payment. To date the Company has not recorded any revenue for milestone payments.

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

Make-Whole Interest Derivative Liability

The holders of the 5% Notes who convert their 5% Notes will also receive on the date of conversion a payment equal to the amount of accrued and unpaid interest, less interest actually previously paid or provided for, up to and including the maturity date of the 5% Notes, known as the “make-whole” interest payment. The make-whole interest payment is considered a bifurcated derivative since the embedded call option can accelerate the settlement of the interest component of the debt cost at the holder’s option. Changes in the fair value of the make-whole interest payment are recorded in current period operations as a component of interest expense. The fair value of this instrument is recorded in the consolidated balance sheet as a derivative interest liability and is classified in accounts payable and accrued expenses. The initial value of the derivative interest liability associated with the make-whole interest provision of $751,000 is recorded as additional debt discount and is being amortized to interest expense over the remaining life of the 5% Notes.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities relate to the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements and tax returns. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income taxes were provided for profitable foreign jurisdictions at the applicable effective tax rate during the 2005 and 2004 fiscal years of $205,000 and $206,000, respectively. No income taxes were provided for in the current fiscal year in those jurisdictions due to operating losses.

Benefits received resulting from the sale of the Company’s State of New Jersey net operating losses (“NOL”) are recognized as a tax benefit when the NOL is approved for sale by the State of New Jersey. During the 2006, 2005 and 2004 fiscal years, the Company sold and received benefits of approximately $514,000, $591,000 and $440,000, respectively, as a result of the State of New Jersey NOL.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For the purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the years ended June 30, 2006, 2005 and 2004. The common stock equivalents excluded from the diluted per share calculation are 20,347,611 for the fiscal year ended June 30, 2006, 8,614,794 for the fiscal year ended June 30, 2005 and 5,095,250 for the fiscal year ended June 30, 2004.

Comprehensive Loss

Comprehensive loss consists of net loss, net unrealized gains (losses) on securities available for sale and certain foreign exchange translation changes and is presented in the consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

Prior to July 1, 2005, the Company’s stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of

Operations for the years ended June 30, 2005 or 2004, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As of June 30, 2005, all outstanding stock options were fully vested. Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s net loss for the year ended June 30, 2006 was approximately $32,000 higher than if the Company had continued to account for share-based compensation under Opinion No. 25.

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

	Years Ended June 30,
	2005	2004
Net (loss), as reported	$(26,757,934)	$(22,355,255)
Add: Stock-based employee compensation expense	—	97,570
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(13,960,538)	(8,251,069)

Pro forma net (loss)	$(40,718,472)	$(30,508,754)

Earnings per share:
as reported	$(0.50)	$(0.45)
pro forma	$(0.76)	$(0.61)

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

The fair value of each option granted during the years ended June 30, 2006, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the following table:

	Year ended June 30,
	2006	2005	2004
Expected dividend yield	0%	0%	0%
Expected option term (years)	6.25	7.0	7.5
Expected stock price volatility	94%	117%	117%
Risk-free interest rate	4.06% - 5.05%	3.94% - 4.50%	4.51% - 4.56%

The weighted average fair value at the date of grant for options granted during the years ended June 30, 2006, 2005 and 2004 were $2.02 and $2.21 and $5.04 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees (10%), executive officers and outside directors (5%) within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company has 685,500 non-vested options outstanding. As of June 30, 2006, there was $1,018,065 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of four years.

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). This authoritative interpretation clarifies and standardizes the manner by which companies will be required to account for uncertain tax positions. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. Immunomedics will be required to adopt FIN 48 no later than the quarter beginning July 1, 2007. Immunomedics is currently in the process of evaluating the Interpretation and has not yet determined the impact, if any, FIN 48 will have on its consolidated financial results.

3. Marketable Securities and Restricted Securities

Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income (loss). Immunomedics considers all of its current investments to be available-for-sale. Marketable securities and restricted securities at June 30, 2006 and 2005 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
June 30, 2006
Agency/NJ Municipal Bonds	$3,016	$—	$(17)	$2,999
Corporate Debt Securities	500	—	—	500

	$3,516	$—	$(17)	$3,499

June 30, 2005
Money Market Funds	$14,300	$—	$—	$14,300
Agency/NJ Municipal Bonds	6,307	—	(54)	6,253
Corporate Debt Securities	1,113	8	(1)	1,120

	$21,720	$8	$(55)	$21,673

Restricted securities at 2006 and 2005 of $2,550,000 and $18,125,000, respectively, are included in the tables above.

Maturities of debt securities classified as available-for-sale at June 30, 2006 were all due within one year, with an amortized cost of $3,516,000 and an estimated fair value of $3,499,000.

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

4. Inventory

Inventory consisted of the following at June 30 (in thousands):

	2006	2005
Work in process	$—	$477
Finished goods	607	167
Reserve for obsolescence	(66)	(150)

	$541	$494

5. Property and Equipment

Property and equipment consisted of the following at June 30 (in thousands):

	2006	2005
Machinery and equipment	$5,751	$5,683
Leasehold improvements	17,418	17,398
Furniture and fixtures	800	786
Computer equipment	1,364	1,343

	25,333	25,210
Accumulated depreciation and amortization	(16,837)	(15,058)

	$8,496	$10,152

Depreciation expense	$1,779	$1,863

6. Other Current Balance Sheet Detail

Other current assets consisted of the following at June 30 (in thousands):

	2006	2005
Prepaid insurance	$204	$335
Accrued interest receivable	169	103
Prepaid rent	58	63
Prepaid medical/dental insurance	—	65
Miscellaneous other current assets	172	220

	$603	$786

Other long-term assets consisted of the following at June 30 (in thousands):

	2006	2005
5% Senior convertible notes debt issuance costs – net	$1,232	$2,368
Insurance – cash surrender value	97	69
Other deposits	33	35

	$1,362	$2,472

Accounts payable and accrued expenses consisted of the following at June 30 (in thousands):

	2006	2005
Trade accounts payable	$1,517	$3,732
Clinical trial accruals	1,459	1,140
Various legal counsel	1,564	1,585
Deferred rent expense	549	432
Accrued interest expense	253	314
Make-whole interest derivative liability	821	—
Foreign income taxes payable	320	291
Miscellaneous other current liabilities	608	654

	$7,091	$8,148

7. Stockholders’ Equity

The Certificate of Incorporation of the Company authorizes 10,000,000 shares of preferred stock, $.01 par value per share. The preferred stock may be issued from time to time in one or more series, with such distinctive serial designations, rights and preferences as shall be determined by the Board of Directors.

During the year ended June 30, 2006, holders of 5% Notes converted an aggregate of $7,370,000 of the 5% Notes principal into shares of common stock, including the related make-whole interest payments, net of mark to market adjustment. These transactions resulted in the issuance of an aggregate of 3,410,722 shares of the Company’s common stock. The November 1, 2005 interest expense payment to the Notes’ holders was made in cash.

On August 19, 2005 at a Special Meeting of Stockholders a majority of holders of common stock of the Company approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized from 70 million shares to 110 million shares. In addition, the shareholders voted to authorize shares of common stock for conversion if required, into common stock for the 5% Notes and the Warrants, (see Note 12). The 5% Notes and Warrants were therefore no longer restricted as to conversion into shares of the Company’s common stock. The liability for the Warrants was increased by approximately $270,000 on August 19, 2005 to reflect the increase in the Company’s common stock valuation. This increase in the liability for the Warrants is reflected in the statement of operations and the Warrant liability of $3,018,000, was subsequently classified as permanent equity during the year ended June 30, 2006.

The Company made a semi-annual interest payment of approximately $765,000 to the 5% Note holders on May 1, 2006. This interest payment may be made in (1) cash, (2) shares of common stock or (3) a combination thereof at the discretion of the Company. The Company decided to retire the accrued interest liability of $765,000 due May 1,2006 with payment of shares of common stock, resulting in an increase of common stock and additional paid in capital of $2,680 and $762,295, respectively. This transaction resulted in the issuance of 267,924 shares of common stock.

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

In February 2002, the Company’s Board of Directors declared a dividend of one new right per share pursuant to the 2002 Stockholder Rights Plan (the “2002 Rights Plan”) adopted by the Board of Directors. The 2002 Rights Plan involved the distribution of one “Right” as a dividend on each outstanding share of the Company’s common stock to each holder of record on March 15, 2002. The 2002 Rights Plan provides that if a third party acquires more than 15% of the Company’s common stock without prior approval of the Board of Directors, all of the stockholders of the Company (other than the acquiring party) will be entitled to buy either shares of a special series of our Preferred Shares, or shares of the Company’s common stock with a market value equal to double the Exercise Price for each Right they hold. Under these circumstances, the Board of Directors may instead allow each such Right (other than those held by the acquiring party) to be exchanged for one share of the Company’s common stock. The exercise or exchange of these Rights would have a substantial dilutive effect on the acquiring party. The Company’s Board of Directors retains the right at all times to discontinue the 2002 Rights Plan through redemption of all rights or amend the 2002 Rights Plan in any respect. The Rights will expire on March 1, 2012 (unless extended or unless the Rights are earlier redeemed by the Companyas described in the 2002 Rights Plan. No shareholder has exercised this right as of June 30, 2006.

On December 5, 2001, at the Company’s 2001 Annual Meeting of Stockholders, adoption of the 2002 Stock Option Plan (the “2002 Plan”) was ratified. Under the 2002 Plan, 8,000,000 shares were reserved for possible future issuance upon exercise of stock options. Stock options are granted to employees and members of the Board of Directors, as determined by the Compensation Committee of the Board of Directors, at fair market value, become exercisable at 25% per year on each of the first through fourth anniversaries of the date of grant, and terminate if not exercised within ten years. At June 30, 2006, 1,482,425 stock options were still available for future grant and shares of common stock were reserved for possible future issuance upon exercise of stock options both currently outstanding and which may be issued in the future.

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

Information concerning options for the years ended June 30, 2006, 2005 and 2004 is summarized as follows:

	Number of Shares			Weighted Average Price
	2006	2005	2004	2006	2005	2005
Options outstanding, beginning of year	5,486,650	4,837,750	4,161,750	$8.62	$9.25	$9.92
Options granted	686,500	926,150	795,000	$2.55	$2.39	$5.48
Options exercised	(54,250)	(1,250)	(15,500)	$1.76	$3.25	$3.17
Options cancelled	(864,700)	(276,000)	(103,500)	$6.30	$5.76	$7.90

Options outstanding, end of year	5,254,200	5,486,650	4,837,750	$7.92	$8.27	$9.25

The aggregate intrinsic value of the outstanding and exercisable stock options as of June 30, 2006 is $714,000 and $647,000, respectively. The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at June 30, 2006, for those options for which the quoted market price was in excess of the exercise price. The total intrinsic value of options exercised during the 2006, 2005 and 2004 fiscal years was $30,000, $2,000 and $20,000, respectively.

The following table summarizes information concerning options outstanding under the Plans at June 30, 2006:

Range of exercise price	Number outstanding at June 30, 2006	Weighted average exercise price	Weighted average remaining term (yrs.)	Number exercisable at June 30, 2006	Weighted average exercise price
$ 1.44 - 3.00	1,453,700	$2.14	8.3	768,200	$1.77
3.01 - 5.00	1,011,000	4.34	4.9	1,011,000	4.34
5.01 - 8.00	1,410,000	6.51	7.1	1,410,000	6.51
8.01-18.00	738,500	15.91	4.2	738,500	15.91
$ 18.01-24.56	641,000	20.57	5.0	641,000	20.57

	5,254,200	$7.92	6.35	4,568,700	$8.72

On May 18, 2000, the Board of Directors approved granting an aggregate of 325,000 stock options to Dr. David M. Goldenberg and Cynthia L. Sullivan that were subject to stockholder approval. Such approval was obtained from the stockholders during December 2000. The stock options were granted with an exercise price of $17.75, representing the stock price on the day of the Board of Directors’ approval. The difference in the stock price on that date as compared to the stock price of $19.06 on the date on which the stockholders’ approval was obtained resulted in compensation cost of $425,750 that was being expensed by the Company over the vesting period of four years. During fiscal year 2004 the Company recorded compensation expense of $97,570 as a component of general and administrative expense.

8. Income Taxes

The benefit for income taxes is as follows:

	Year Ended June 30,
	2006	2005	2004
Federal
Current	$—	$—	—
Deferred	—	—	—

Total Federal	—	—	—
State
Current	(490)	(590)	(440)
Deferred		—	—

Total State	(490)	(590)	(440)
Foreign
Current	—	205	206
Deferred	—	—	—

Total Foreign	—	205	206

Total (benefit)	$(490)	$(385)	$(234)

A reconciliation of the statutory tax rates and the effective tax rates for each of the years ended June 30 is as follows:

	2006	2005	2004
Statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes (net of Federal tax benefit)	(7.2)%	(6.3)%	(5.9)%
Foreign income tax	(0.1)%	0.1%	0.0%
Change in valuation allowance	41.4%	40.2%	34.2%
Other	(1.8)%	(1.4)%	4.7%
	(1.7)%	(1.4)%	(1.0)%

Immunomedics utilizes SFAS No. 109, Accounting for Income Taxes, to account for income taxes. For fiscal years 2006, 2005 and 2004, the Company recorded a state tax benefit of $514,000, $590,000 and $440,000, respectively, as a result of its sale of approximately $6,385,000, $7,335,000 and $5,313,000 of New Jersey state net operating losses, respectively.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets as of June 30, 2006 and 2005 are presented below (in thousands):

	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$72,157	$67,010
Research and development credits	7,633	7,068
Property and equipment	2,833	2,472
Deferred revenue	4,985	—
Other	1,793	757

Total	89,401	77,307
Valuation allowance	(89,401)	(77,307)

Net deferred taxes	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for fiscal years 2006 and 2005 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company continues to incur losses. The differences between book income and tax income primarily relates to the recognition of income resulting from the UCB Agreement and depreciation.

At June 30, 2006, the Company has available net operating loss carry forwards for federal income tax reporting purposes of approximately $192,000,000 and for state income tax reporting purposes of approximately $114,000,000, which expire at various dates between fiscal 2007 and 2026. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. As a result of certain financing arrangements, the Company may have experienced such ownership changes. Accordingly, the Company’s net operating loss carry forwards available to offset future federal taxable income arising before such ownership changes may be limited. Similarly, the Company may be restricted in using its research credit carry forwards arising before such ownership changes to offset future federal income tax expense. Of the deferred tax asset valuation allowance related to the net operating loss carry forwards, approximately $24,000,000 relates to a tax deduction for non-qualified stock options. Immunomedics will increase capital contributed in excess of par when these benefits are deemed to be more likely than not to be realized for tax purposes. The net operating loss carry forwards for Federal income tax reporting purposes referred to above excludes certain losses from the Company’s operations in The Netherlands and Germany, which may also be limited.

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

On June 30, 2006 the existing agreement with Dr. Goldenberg expired. Under the terms of the expired agreement, Dr. Goldenberg’s employment with Immunomedics was automatically extended for a one-year period to June 30, 2007 under the same terms and conditions. At the present time the Compensation Committee of the board is addressing his future compensation based on an independent third-party consultant’s review of current market conditions.

Life Insurance. The Company has also agreed with Dr. Goldenberg to maintain in effect for his benefit a $2,000,000 whole life insurance policy. If Dr. Goldenberg retires from Immunomedics on or after his agreed retirement, or if his employment ends because of permanent disability, the Company must pay all then outstanding loans, if any, made under such policy, and assign such policy to Dr. Goldenberg in consideration of the services previously rendered by Dr. Goldenberg to us. There are no outstanding loans as of June 30, 2006. If the employment of Dr. Goldenberg ends for any other reason, except for cause, Dr. Goldenberg has the option to purchase such policy for a price mutually agreed upon by him and the Board of Directors, but not to exceed the cash value thereof less any outstanding policy loans, or he may purchase such policy at its full cash value, less any outstanding loans, with the purchase price to the paid out of the proceeds of the policy or any earlier payment or withdrawal of all or any portion of its net cash value. The Company also currently maintains $4,000,000 of key man life insurance on Dr. Goldenberg for the benefit of the Company.

Additionally, a trust created by Dr. Goldenberg has purchased a $10,000,000 whole life policy on his life. The policy provides funds, which may be used to assist Dr. Goldenberg’s estate in settling estate tax obligations and thus potentially reducing the number of shares of the Common Stock the estate may be required to sell over a short period of time to raise funds to satisfy such tax obligations. During what is estimated to be a 15-year period, the Company is obligated to pay $143,000 per year towards premiums, compared to an equivalent $250,000 commitment under the previous policies, in addition to amounts required to be paid by Dr. Goldenberg. The Company has an interest in this policy up to the cumulative amount of premium payments made by it under the old and new policies, which, through June 30, 2006, amounted to $2,409,000. If Dr. Goldenberg’s employment terminates, and the policy is not maintained, the Company would receive payment of only its invested cumulative premiums, up to the amount of cash surrender value in the policy.

Severance Agreement. In June 2002, the Board of Directors approved (with Dr. Goldenberg and Ms. Sullivan abstaining) a severance agreement for Dr. Goldenberg pursuant to which the Company is required, under certain circumstances upon his termination for any reason, including as a result of his disability or a change in control of the Company, to sell to Dr. Goldenberg’s family partnership the $10.0 million life insurance policy the Company has purchased insuring his life. In addition, if Dr. Goldenberg is terminated upon his disability or a change in control of the Company within six years of the date of the severance agreement, the Company will reimburse him for the total purchase price of the life insurance policy. If he is terminated for any other reason, whether voluntarily or involuntarily, the Company will reimburse him for 50% of the purchase price, so long he has remained employed by the Company for three years after the agreement, plus an additional amount for each month of service in excess of three years.

Cynthia L. Sullivan

Employment Agreement. On June 14, 2006, the Company agreed to extend the existing employment agreement in effect with Cynthia L. Sullivan that sets forth the terms of her employment with the Company through December 31, 2006 at which time the Compensation Committee of the board will address her compensation based on an independent third-party consultant’s review of current market conditions. During the term of her employment, the Company will pay Ms. Sullivan an annual base salary rate of $520,000 and an annual bonus as determined by the Compensation Committee of the Company’s Board of Directors, which in no event shall be less than 20% of the base salary. Ms. Sullivan was awarded 150,000 stock options on June 14, 2006. Under her employment agreement, Ms. Sullivan may participate in all benefit plans and programs to the extent she is eligible including medical and life insurance.

Under the employment agreement, if Ms. Sullivan is terminated for Cause (as defined in the employment agreement), by reason of death, unavailability (as defined in the employment agreement), or by reason of voluntary resignation, then the Company shall pay Ms. Sullivan the base salary through such date of termination. If Ms. Sullivan is terminated for any other reason, then the Company shall continue for a period of four years Ms. Sullivan’s medical and life insurance and shall pay Ms. Sullivan the sum of (i) the highest base salary paid to Ms. Sullivan during any of the prior three years, (ii) the highest bonus paid to Ms. Sullivan during the prior three years and (iii) the stock options that Ms. Sullivan would have otherwise received during the period commencing on the termination date and ending on the later of 24 months from the termination date (such sum, collectively with the extension of benefits is referred to hereinafter as the “Severance Payment”).

In the event of a Change of Control (as defined in the employment agreement), all previous stock option grants made to Ms. Sullivan shall immediately vest. If, following the Change of Control, the Company does not agree to allow Ms. Sullivan to remain in her current capacity for a one year period before either consummating a new contract, or the election by Ms. Sullivan to be paid the Severance Payment, then her employment shall be terminated and the Company shall pay Ms. Sullivan the Severance Payment. The Board of Directors has extended the contract for the Chief Executive Officer to December 31, 2006. At the present time the Compensation Committee of the Board of Directors is addressing Ms. Sullivan’s future compensation based on an independent third-party consultant’s review of current market conditions.

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

The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amount of approximately $62,000, $66,000 and $109,000 during the years ended June 30, 2006, 2005 and 2004, respectively. In fiscal years ended June 30, 2006 and 2005 the Company incurred $40,000 and $52,000, respectively, of legal expenses on behalf of CMMI for patent related matters. The Company has first rights to license these patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

During the fiscal years 2006, 2005 and 2004, the Company’s Board of Directors authorized and spent grants to CMMI of $2,000, $3,000 and $401,000, respectively, to support research and clinical work being performed at CMMI, such grants to be expended in a manner deemed appropriate by the Board of Trustees of CMMI.

IBC Pharmaceuticals

IBC Pharmaceuticals, Inc. (“IBC”) is a majority owned subsidiary of Immunomedics, Inc. IBC reimbursed Immunomedics for $206,000 of its research activities in 2005, which were conducted on the joint venture’s behalf.

As of June 30, 2006, the shares of IBC Pharmaceuticals, Inc. were held as follows:

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

In each of the fiscal years 2006, 2005 and 2004, Dr. Goldenberg received $55,000 in compensation for his services to IBC. At June 30, 2006, Dr. Goldenberg was a director of IBC, while Cynthia L. Sullivan, Gerard G. Gorman and Phyllis Parker served as the President, Treasurer and Secretary, respectively, of IBC.

10. License and Distribution Agreements

On May 9, 2006 the Company entered into the UCB Agreement providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab for the treatment of all autoimmune disease indications. Under the terms of the UCB Agreement, the Company retains the rights to develop epratuzumab in the field of oncology, and UCB has an option to acquire development and commercialization rights to epratuzumab with respect to cancer indications at anytime prior to the first commercial sales thereof. If UCB exercises its buy-in right with respect to epratuzumab in the field of oncology, UCB will reimburse the Company for the development cost actually incurred, plus a buy-in fee.

Under the terms of the UCB Agreement, the Company received in cash from UCB non-refundable payments totaling $38 million (which includes a $25 million upfront payment, plus a $13 million reimbursement for development costs of epratuzumab related to our clinical development of epratuzumab in patients with certain autoimmune conditions prior to the date of the UCB Agreement).

The Company determined that all elements under the collaboration and co-promotion agreement should be accounted for as a single unit of accounting under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In accordance with SAB No. 104 (Topic 13, Revenue Recognition), deferral of revenue is appropriate regarding nonrefundable, upfront fees received in single unit of accounting arrangements. As the Company has continuing obligations under the UCB Agreement, and as significant development risk remains, the Company recorded the $38 million non-refundable payment as deferred revenue and the Company is recognizing this amount over the period of approximately three and one-half years, which is the Company’s best estimate of the period of time required for the parties to fulfill their obligations under the UCB Agreement. Accordingly, the Company recognized $1,520,000 as License Fee Revenues for the 2006 fiscal year. The remaining balance of $36,480,000 is recorded as Deferred Revenue in the accompanying consolidated balance sheet.

In addition to the upfront payment, the Company is entitled to receive regulatory milestone payments, which could aggregate to a maximum of up to $145 million in cash payments and $20 million in equity investments. These milestone payments are dependent upon specific achievements in the regulatory approval process under the UCB Agreement. The Company will also receive product royalties based upon a percentage of aggregate annual net sales under the UCB Agreement during the product royalty term, which percentage is subject to reduction under certain circumstances. In addition, the Company will be entitled to receive sales bonuses of up to $135 million upon annual net sales reaching certain target levels. No clinical milestones or royalty payments were earned or received through June 30, 2006. There can be no assurance that these regulatory or sales achievements will be met and therefore there can be no assurance that the Company will receive such future payments.

The UCB Agreement calls for the creation of a global autoimmune guidance committee, with equal representation by the Company and UCB, to plan and oversee the conduct and progress of the development and commercialization of epratuzumab. UCB has the deciding vote on the committee. UCB will be solely responsible for the development, manufacturing and commercialization of epratuzumab for the treatment of all autoimmune indications and for the continuation of ongoing clinical trials in SLE, with the Company responsible for supplying epratuzumab for the completion of clinical trials relating to SLE. The Company is also obligated to manufacture and supply epratuzumab to the limit of its’ present capacity, if needed and at UCB’s request, for the initial commercial launch of epratuzumab for the treatment of SLE and for certain future clinical trials for another autoimmune indication, if necessary. UCB will have sole responsibility for all clinical development, regulatory filings and related submissions, as well as all commercialization activities with respect to epratuzumab in all autoimmune indications.

Costs incurred relating to the manufacture of epratuzumab supplied for the clinical trials are recorded as research and development expense as incurred.

The Agreement commenced on May 9, 2006 and shall terminate in accordance with the terms thereof or by mutual written consent, unless UCB decides to cease all development and commercialization of epratuzumab pursuant to the UCB Agreement. Either the Company or UCB has the right to terminate the UCB Agreement by notice in writing to the other party upon or after any material breach of the UCB Agreement by the other party, if the other party has not cured the breach within 60 days after written notice to cure has been given, with certain exceptions.

In October 2001, the Company entered into a Distribution Agreement with Logosys Logistik GmbH, pursuant to which Logosys packages and distributes the Company’s diagnostic imaging products, ( LeukoScan®) within the countries comprising the European Union and certain other countries.

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

In June 2002, the Company granted a non-exclusive license to Daiichi Pure Chemicals Co. under Immunomedics’ carcinoembryonic antigen (CEA) patents. In addition, the Company recorded a royalty of $300,000, $250,000 and $183,000 for the years ended June 30, 2006, 2005 and 2004, respectively, as “License fee and other revenues” under that license.

In October 2003, the Company entered into a research collaboration with Schering AG of Berlin, Germany, involving bispecific antibody, pretargeting technologies for cancer therapy being developed by IBC. The Company has received $31,000 and $29,000 under this agreement for the years ended June 30, 2005 and 2004, respectively.

11. Commitments and Contingencies

Employment Contracts

On November 1, 1993, Immunomedics and Dr. Goldenberg entered into a five-year employment agreement (the “Agreement”) with an additional one-year assured renewal and thereafter automatically renewable for additional one-year periods unless terminated by either party as provided in the Agreement. This Agreement was amended on July 1, 2001, pursuant to which Dr. Goldenberg will receive an annual minimum base salary of $275,000, an annual bonus to be determined by the Board of Directors but in no event less than 20% of the base salary, annual stock option grants to purchase at least 150,000 shares of common stock, other benefits and certain change of control protections. Under the Agreement as amended, the Company extended Dr. Goldenberg’s employment agreement for a five-year period to June 30, 2006. The Agreement includes an automatic one-year extension. Further, the Company acknowledged and approved Dr. Goldenberg’s continuing involvement with CMMI and IBC.

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

Further, pursuant to the Agreement, Dr. Goldenberg will receive, subject to certain restrictions, incentive compensation of 0.5% on the first $75,000,000 of all defined annual net revenue of Immunomedics and 0.25% on all such annual net revenue in excess thereof (collectively, “Revenue Incentive Compensation”). With respect to the period that Dr. Goldenberg is entitled to receive Revenue Incentive Compensation on any given products, it will be in lieu of any other percentage compensation based on sales or revenue due him with respect to such products under this Agreement or the existing License Agreement between the Company and Dr. Goldenberg. With respect to any periods that Dr. Goldenberg is not receiving such Revenue Incentive Compensation for any products covered by patented Goldenberg Discoveries or by certain defined prior inventions of Dr. Goldenberg, he will receive 0.5% on cumulative annual net sales of, royalties, certain equivalents thereof, and, to the extent approved by the Board, other consideration received by us for such products, up to a cumulative annual aggregate of $75,000,000 and 0.25% on any cumulative annual aggregate in excess of $75,000,000 (collectively “Royalty Payments”). A $100,000 annual minimum payment will be paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments. For each of the years ended June 30, 2006, 2005 and 2004, the Company paid Dr. Goldenberg the minimum required payment of $100,000. Dr. Goldenberg will also receive a percent, not less than 20%, to be determined by the Board, of net consideration (including license fees) which the Company receives for any disposition, by sale, license or otherwise (discussions directed to which commence during the term of his employment plus three years) of any of defined Undeveloped Assets of the Company which are not budgeted as part of the Company’s strategic plan. Pursuant thereto, Dr. Goldenberg received his interest in IMG (See Note 9).

On March 20, 2001, Cynthia L. Sullivan entered into a five-year employment agreement with the Company, which was extended to June 30, 2006 by the Board of Directors. On June 14, 2006 the Board of Directors agreed to extend this employment agreement to December 31, 2006. Pursuant to this agreement, Ms. Sullivan received an annual minimum base salary of $520,000, an annual bonus in an amount to be determined by the Board of Directors but in no event less than 20% of the base salary, an annual grant of stock options covering not less than 150,000 shares of common stock per year and certain other benefits and change of control protections.

Operating Lease

Immunomedics is obligated under an operating lease for facilities used for research and development, manufacturing and office space. In November 2001, the Company renewed for an additional term of 20 years expiring in October 2021 at a base annual rate of $545,000, which is fixed for the first five years and increases thereafter every five years. The renewal includes an additional 15,000 square feet of space. Rental expense related to this lease was approximately $663,000 for each of the 2006, 2005 and 2004 fiscal years.

Including the extension of the facility lease as described above, the minimum lease commitments for facilities are as follows for fiscal years (in thousands):

2007	$552
2008	$556
2009	$556
2010	$556
2011	$609
Thereafter	$7,933

Significant Contracts

On May 9, 2006 Immunomedics signed the UCB Agreement referred to in Note 10 above. As part of the UCB Agreement, Immunomedics is obligated to manufacture and supply epratuzumab for the completion on ongoing clinical trials in SLE. The Company is also obligated to manufacture and supply epratuzumab, if needed at UCB’s request, for the initial commercial launch of epratuzumab for the treatment of SLE and for future clinical trials relating to the treatment of Sjögren’s syndrome, in necessary. The Company’s manufacturing responsibility up to the commercial launch is limited by the Company’s production capacity. The initial commercial launch for the SLE indication is unknown at present.

Legal Matters

Immunomedics is a party to various claims and litigation arising in the normal course of business, which includes some or all of certain of our patents. Management believes that the outcome of such claims and litigation will not have a material adverse effect on the Company’s consolidated financial position and results of operations. The following is a summary of certain claims that are outstanding:

F. Hoffmann-La Roche

On December 22, 2003, the Dutch Supreme Court, in a case brought by the Company, held that Immunomedics’ Dutch part of its European patent for highly specific monoclonal antibodies against the cancer marker, carcinoembryonic antigen (CEA), was valid. The Company’s claim of infringement was not finally decided by the Dutch Supreme Court. Among other things, the Supreme Court held that the Court of Appeal which had ruled that Roche had infringed Immunomedics European Patent had not given Roche sufficient opportunity to comment on an expert opinion filed by Immunomedics in which it was stated that Roche’s CEA test kit did satisfy a criterion that is generally satisfied for specific antibodies that bind to CEA. The Company has argued that the Dutch court should enforce the European Patent for all European countries for which the European Patent was validated, since Roche sold the same product in each country. The Dutch Supreme Court repeated the reasoning of the Dutch District Court that the Brussels Convention should be interpreted to permit cross-border enforcement of European patents where a related group of companies sells the same product in countries where that same patent has been validated. The Dutch Supreme Court referred this issue to the European Court of Justice (ECJ) to provide a final interpretation of the Brussels Convention on this point. On January 27, 2005, the ECJ heard oral arguments in the case, and took the matter under consideration. No further notifications have been received regarding this litigation to present.

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

On May 19, 2004 and July 20, 2004, Roche filed nullity actions in German and United Kingdom courts, respectively, challenging our patents relating to an improved method of disease therapy in combination with cytotoxic agents, wherein cytokines are used to prevent, mediate or reverse radiation-induced, drug-induced or antibody-induced toxicity, especially to hematopoietic cells. On December 1, 2004, the Company agreed to settle the United Kingdom patent litigation by surrendering the United Kingdom patent. In accordance with United Kingdom legal rules, Roche made an application for payment of its attorney’s fees and other costs to the court. We agreed on a resolution with Roche, which was subsequently settled. The related charges for this litigation were included in the General and Administrative expenses in Statement of Operations. In the German action the Company is defending the patent with amended claims and believes that it will prevail in such action. The German Patent Court has scheduled oral proceedings for March 2007.

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

Willow Bay Associates, LLC

In 2000, a now-defunct finance broker filed suit against the Company in the United States District Court for the District of Delaware. In the case, the plaintiff claimed that it is entitled to damages in the form of brokerage commissions for breach of an alleged confidentiality and non-circumvention contract. The suit against the Company was dismissed on summary judgment, but subsequently reinstated. A trial held in January 2004 and post-trial submissions were filed in March. On August 4, 2006 the Court rendered its’ judgment in favor of Immunomedics and against Willow Bay Associates, LLC. There is no liability to Immunomedics as a result of this decision.

12. Debt

In April 2005, the Company issued through a private placement $37,675,000 of 5% Senior Convertible Notes, due in May 2008, (the “5% Notes”). The net proceeds of $35,200,000 from the financing have been used to fund clinical development programs for epratuzumab in moderate and severe lupus patients, repay existing indebtedness and fund general working capital requirements. The 5% Notes bear interest at a fixed annual rate of 5%, to be paid semiannually in arrears beginning in November 2005. The 5% Notes are convertible into the Company’s common stock at $2.62 per share subject to adjustment based on the anti-dilution provision.

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

The holders of the 5% Notes who convert their 5% Notes will also receive on the date of conversion a payment equal to the amount of contractual interest, up to and including the maturity date of the 5% Notes less interest actually previously paid, known as the “make-whole” interest payment. During the 2006 fiscal year $7,370,000 of the 5% Notes and related make-whole interest liabilities were converted into 3,142,798 shares of common stock.

The make-whole interest payment is considered a bifurcated derivative since the embedded call option can accelerate the settlement of the interest component of the debt cost at the holder’s option. Changes in the fair value of the make-whole interest payment are recorded in current period operations. At June 30, 2006, the fair value of this instrument was approximately $821,000 and was recorded in the consolidated balance sheet as derivative interest liability. The initial value of the derivative interest liability associated with the make-whole interest provision of $751,000 was recorded as additional debt discount that being amortized to interest expense over the remaining life of the 5% Notes. The impact of the changes in fair value of the derivative interest liability, net of adjustments to amortization of debt discount charges, was not material to the Company’s financial statements as of June 30, 2005.

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

As part of the transaction, the Company included detachable warrants (the “Warrants”) to purchase additional shares of the Company’s common stock. The Warrants are convertible into shares of the Company’s common stock at a rate of 76.394 shares of common stock for each $1,000 amount of principal 5% Notes. The Warrants are exercisable at $2.98 per share. The Warrants expire in April 2008.

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

The Warrants were recorded as a liability in the June 30, 2005 balance sheet in accordance with EITF 00-19 -Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, since at the time of issuance of the notes the Company did not have sufficient authorized and unissued shares available to settle the detachable warrant contract. In accordance with EITF 00-19, all assets and liability contracts are revalued each reporting period and changes in the fair value of the contract are recorded in earnings. As noted below, the warrants liability was subsequently reclassified into stockholders’ equity.

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

The costs incurred as part of the transaction for private placement of the 5% Senior Convertible Notes (approximately $2,507,000) are being amortized over 36 months and such amortization, reported as interest expense. For the year ended June 30, 2006, the Company amortized $777,000 to interest expense. The unamortized portion of these costs associated with the $7,370,000 5% Senior Convertible Notes that were converted (see next paragraph) of approximately $358,000 was classified to additional paid in capital at the date of the conversion.

During the year ended June 30, 2006, $7,370,000 of the 5% Notes were converted into shares of common stock at the request of the 5% Notes’ holders. The interest related payment due to the Note holders at the conversion date, including the make-whole interest payment was approximately $915,000 which was paid for in 330,000 shares of common stock for the year ended June 30, 2006.

The unamortized portion of the debt discount of approximately $569,000 associated with the $7,370,000 5% Notes converted during the year ended June 30, 2006 was classified to additional paid in capital at the date of conversion. The amortization of debt discount recorded as a component of interest expense was $1,609,000 for the year ended June 30, 2006.

Total interest expense and related amortization expense for the 5% Notes for the years ended June 30, 2006 and 2005 was $5,037,000 and $658,000, respectively.

In January 2004, the Company completed a $10,000,000 financing of 3.25% Senior Convertible Notes, which were due in January 2006, (the “3.25% Notes”). The notes bore interest at a fixed annual rate of 3.25% to be paid semiannually in arrears beginning in July 2004. The holder of the 3.25% Notes could convert the 3.25% Notes at any time prior to the maturity date into shares of the Company’s common stock at a conversion price of $6.09 per share. On April 29, 2005 the Company retired and exchanged the entire $10,000,000 principal amount from proceeds from the 5% Notes. One half of the total principal was retired, including accrued interest. The remaining principal was exchanged for $5,000,000 of the 5% Notes. For the years ended June 30, 2005 and 2004, the Company incurred interest expense of approximately $271,000 and $152,000, respectively.

In May 2003, Immunomedics completed a $6,376,000 bond financing with the New Jersey Economic Development Authority, pursuant to which Immunomedics was able to refinance its capital investment in a new manufacturing facility at a rate of interest below that which would have otherwise been available. The interest rate on the bonds was approximately 5.26% at June 30, 2006. In connection with this financing, Immunomedics granted certain security interests to the New Jersey Economic Development Authority with respect to its properties and assets, and agreed to become subject to certain customary affirmative as well as restrictive covenants, none of which it believes will affect its business or operations in any material respect. In addition, the bonds are subject to mandatory redemption, if the fair value of the Company’s collateralized assets falls below the outstanding loan balance. The Company’s collateral is recorded as restricted securities in the balance sheet. Restricted securities include highly liquid, marketable securities. At June 30, 2006, the Company’s indebtedness under this financing was approximately $2,550,000 due in equal monthly installments over the next 24 months. For the years ended June 30, 2006, 2005 and 2004 the Company incurred interest expense of approximately $139,000, $107,000 and $73,000, respectively. Interest and principal payments are due monthly.

The following table summarized the Company’s principal payments for the next five years (in thousands):

2007	$1,275
2008	$31,580
2009	$—
2010	$—
2011	$—

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the years ended (in thousands):

	June 30, 2006
	United States	Europe	Total
Total assets	$53,184	$2,694	$55,878
Property and equipment, net	8,495	1	8,496
Revenues	2,297	2,056	4,353
Income (loss) before tax benefit	(29,215)	(40)	(29,255)

	June 30, 2005
	United States	Europe	Total
Total assets	$45,605	$2,318	$47,923
Property and equipment, net	10,149	3	10,152
Revenues	798	3,015	3,813
Income (loss) before tax benefit	(27,750)	607	(27,143)

	June 30, 2004
	United States	Europe	Total
Total assets	$30,142	$1,946	$32,088
Property and equipment, net	11,528	5	11,533
Revenues	1,131	3,175	4,306
Income (loss) before tax benefit	(23,292)	703	(22,589)

14. Defined Contribution Plans

U.S. employees are eligible to participate in the Company’s 401(k) plan, while employees in international locations are eligible to participate in other defined contribution plans. Aggregate Company contributions to its benefit plans totaled approximately $40,000, $70,000 and $72,000 for June 30, 2006, 2005 and 2004, respectively.

15. Quarterly Results of Operations (Unaudited)

	Three Months Ended
	June 30 2006	March 31 2006	Dec. 31 2005	Sept. 30 2005	June 20 2005	March 31 2005	Dec. 31 2004	Sept. 30 2004
	(In thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Revenues	$2,152	$1,315	$463	$423	$610	$1,089	$999	$1,116
Gross profit (1)	483	955	191	151	480	729	637	897
Net loss	(5,657)	(5,743)	(8,821)	(8,543)	(10,094)	(6,059)	(6,356)	(4,249)
Net loss per common share allocable to common stockholders	(0.10)	$(0.10)	$(0.16)	$(0.16)	$(0.19)	$(0.11)	$(0.12)	$(0.08)
Weighted average number of common shares outstanding	57,242	55,671	54,098	54,073	54,073	54,073	54,073	52,529

(1)	Gross profit is calculated as product sales less cost of goods sold.

Immunomedics, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Reserves

For the Years Ended June 30, 2006, 2005 and 2004

Allowance for Doubtful Accounts

Year ended:	Balance at Beginning of Period	Changes to Reserve(1)	Credits to Expense		Other Charges	Balance at End of Period
June 30, 2004	$(381,681)	$37,957	$—		$—	$(343,724)
June 30, 2005	$(343,724)	$88,217	$(105,972	)(2)	—	$(149,535)
June 30, 2006	$(149,535)	$2,085	$(30,160	)(2)	—	$(117,290)

(1)	Uncollectible accounts written off, net of reserves
(2)	Changes in estimate of reserve due to improved collection efforts

Reserve for Inventory Obsolescence

Year ended:	Balance at Beginning of Period	Changes to Reserve	Charges to Expense	Other Charges	Balance at End of Period
June 30, 2004	$—	$—	$(139,000)	$—	$(139,000)
June 30, 2005	$(139,000)	$16,614	$(27,614)	$—	$(150,000)
June 30, 2006	$(150,000)	$89,000	$(5,500)	$—	$(66,500)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures: We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules promulgated by the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these disclosure controls and procedures and as required by the rules of the SEC, to evaluate their effectiveness. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive and Chief Financial Officers believe that these procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management has concluded that we maintained effective internal control over financial reporting as of June 30, 2006.

Our independent registered public accounting firm has issued an attestation report on our management’s assessment of Immunomedics’ internal control over financial reporting.

Changes in internal controls: Such evaluation did not identify any significant changes in our internal controls over financial reporting that occurred during the year ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

    Immunomedics, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, that Immunomedics, Inc. maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Immunomedics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Immunomedics, Inc. maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Immunomedics, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2006 of Immunomedics, Inc. and our report dated August 22, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

August 22, 2006

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The response to this item will be set forth in the Proxy Statement for our 2006 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference herein.

Item 11. Executive Compensation

The response to this item will be set forth in the Proxy Statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the response to this item will be set forth in the Proxy Statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

The response to this item will be set forth in the Proxy Statement and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The response to this item will be set forth in the Proxy Statement and is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report:

1.	Consolidated Financial Statements:
Consolidated Balance Sheets – June 30, 2006 and 2005
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2006, 2005 and 2004
Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

2.	Financial Statement Schedules:
Schedule II – Valuation and Qualifying Reserves

3.	List of Exhibits

Exhibit No.	Description
3.1(a)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on July 6, 1982.(c)

3.1(b)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on April 4, 1983.(c)

3.1(c)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on December 14, 1984.(c)

3.1(d)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on March 19, 1986.(c)

3.1(e)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 17, 1986.(c)

3.1(f)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 21, 1990.(d)

3.1(g)	Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 12, 1992.(g)

3.1(h)	Certification of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 7, 1996.(j)

3.1(i)	Amended and Restated Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of Immunomedics, Inc.(m)

3.1(j)	Certificate of Designation of Series G Junior Participating Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on March 15, 2002.(t)

3.2	Amended and Restated By-Laws of the Company.(t)

4.1	Specimen Certificate for Common Stock.(t)

4.2	Rights Agreement, dated as of March 4, 2002, between the Company and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate.(r)

4.3	Warrant For the Purchase of Shares of Common Stock of the Company, dated as of May 23, 2002.(s)

4.4	Indenture dated as of January 20, 2004, between the Company and The Bank of New York, as trustee, for 3.25% Convertible Senior Notes due January 12, 2006.(u)

4.5	Form of 3.25% Convertible Senior Note due January 12, 2006 (included in Exhibit 4.6).(u)

4.6	Registration Rights Agreement dated as of January 20, 2004, by and between the Company and Bear, Stearns & Co. Inc. for 3.25% Convertible Senior Notes due January 12, 2006.(u)

4.7	Purchase Agreement dated as of January 12, 2004, by and between the Company and Bear, Stearns & Co. Inc. for 3.25% Convertible Senior Notes due January 12, 2006.(u)

10.1#	Immunomedics, Inc. 1992 Stock Option Plan. (j)

10.2#	Immunomedics, Inc. 2002 Stock Option Plan, as amended.(t)

10.3#	Executive Supplemental Benefits Agreement with David M. Goldenberg, dated as of July 18, 1986. (b)

10.4#	Amended and Restated Employment Agreement, dated November 1, 1993, between the Company and Dr. David M. Goldenberg. (h)

10.5#	Amendment No. 2 to the Amended and Restated Employment Agreement, dated as of July 1, 2001 between the Company and Dr. David M. Goldenberg. (q)

10.6#	David M. Goldenberg Severance Agreement, dated as of June 18, 2002, between David M. Goldenberg and the Company. (t)

10.7#	Employment Agreement, dated March 10, 2001, between the Company and Cynthia L. Sullivan. (p)

10.8	Exclusive License Agreement with David M. Goldenberg, dated as of July 14, 1982. (a)

10.9	Amended and Restated License Agreement among the Company, CMMI and David M. Goldenberg, dated December 11, 1990. (e)

10.10	Amendment, dated March 11, 1995, to the Amended and Restated License Agreement among the Company, CMMI, and David M. Goldenberg, dated December 11, 1990. (i)

10.11	License Agreement, dated as of January 21, 1997, between the Company and Center for Molecular Medicine and Immunology, Inc. (k)

10.12	License Agreement, dated March 5, 1999, by and between the Company and IBC Pharmaceuticals. (n)

10.13	Development and License Agreement, dated December 17, 2001, between the Company and Amgen, Inc. (Confidentiality treatment has been granted for certain portions of the Agreement). (o)

10.14	Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc., dated May, 1983. (a)

10.15	Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (f)

10.16	Distribution and Product Services Agreement, dated as of May 15, 1998, between the Company and Integrated Commercialization Solutions, Inc. (Confidentiality treatment has been granted for certain portions of the Agreement). (l)

10.17	Contract for Services dated effective as of January 1, 2002 between the Company and Logosys Logistik GmbH. (q)

10.18	Contribution and Assignment Agreement, dated as of June 30, 2002, between IBC Pharmaceuticals, LLC and IBC Pharmaceuticals, Inc. (t)

10.19	Bond Financing Agreement, dated May 27, 2003, between the New Jersey Economic Development Authority, the Company as Borrower, Fleet National Bank as Agent and as Purchaser. (v)

10.20	Placement Agency Agreement, dated July 28, 2004, by and between the Company and RBC Capital Markets Corporation.(w)

10.21	Form of Registration Rights Agreement between Immunomedics, Inc. and several purchasers.(x)

10.22	Form of Warrant Agreement between Immunomedics, Inc. and JPMorgan Chase Bank, N.A. as Warrant Agent. (x)

10.23	Form of Indenture by and among Immunomedics, Inc., Law Debenture Trust Company of New York as Trustee, and JPMorgan Chase Bank, N.A. as Registrar, Paying Agent and Conversion Agent.(x)

10.24	Form of Purchase Agreement between Immunomedics, Inc. and several purchasers.(x)

10.25*†	Development, Collaboration and License Agreement between UCB, S.A. and Immunomedics, Inc. dated May 9, 2006.

10.26#	Change of Control and Severance Agreement, dated as of March 10, 2006, by and between the Immunomedics, Inc. and Gerard G. Gorman. (w)

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm -- Ernst & Young LLP

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-1 effective October 6, 1983 (Commission File No. 2-84940).
(b)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1986.
(c)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
(d)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1990.

(e)	Incorporated by reference from the Exhibits to the Company Registration Statement on Form S-2 effective July 24, 1991 (Commission File No. 33-41053).
(f)	Incorporated by reference from the Exhibits to the Company”s Registration Statement on Form S-2 effective January 30, 1992 (Commission File No. 33-44750).
(g)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
(h)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993.
(i)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
(j)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.
(k)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.
(l)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998.
(m)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated December 15, 1998.
(n)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated March 23, 1999.
(o)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q (as amended) for the fiscal quarter ended March 31, 2001.
(p)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
(q)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
(r)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated March 8, 2002.
(s)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-3, as filed with the Commission on June 12, 2002.
(t)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.
(u)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-3, as filed with the Commission on April 23, 2004.
(v)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.
(w)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, as filed with the Commission on March 10, 2006.
*	Filed herewith
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

Date: August 29, 2006	By:	/s/ CYNTHIA L. SULLIVAN
Cynthia L. Sullivan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID M. GOLDENBERG David M. Goldenberg	Chairman of the Board	August 29, 2006

/s/ CYNTHIA L. SULLIVAN Cynthia L. Sullivan	President, Chief Executive Officer and Director (Principal Executive Officer)	August 29, 2006

/s/ MARVIN E. JAFFE Marvin E. Jaffe	Director	August 29, 2006

/s/ RICHARD R. PIVIROTTO Richard R. Pivirotto	Director	August 29, 2006

/s/ MORTON COLEMAN Morton Coleman	Director	August 29, 2006

/s/ MARY PAETZOLD Mary Paetzold	Director	August 29, 2006

/s/ BRIAN A. MARKISON Brian A. Markison	Director	August 29, 2006

/s/ DON C. STARK Don C. Stark	Director	August 29, 2006

/s/ GERARD G. GORMAN Gerard G. Gorman	Senior Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial and Accounting Officer)	August 29, 2006

EXHIBIT LIST

(excludes documents incorporated by reference)

10.25*†	Development, Collaboration and License Agreement between UCB, S.A. and Immunomedics, Inc. dated May 9, 2006.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(Exhibits available upon request)