Form 10-Q
period 2006-09-30
IMMUNOMEDICS INC
filed 2006-11-07
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐            Accelerated Filer  ☑            Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of November 3, 2006 was 57,538,031.

IMMUNOMEDICS, INC.

ITEM 1.	FINANCIAL STATEMENTS

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	June 30, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,990,350	$40,877,766
Marketable securities	17,967,550	948,820
Accounts receivable, net of allowance for doubtful accounts of $102,000 and $117,000, at September 30, 2006 and June 30, 2006, respectively	606,492	498,612
Inventory, net of reserve for obsolescence of $66,000 at September 30, 2006 and June 30, 2006	476,110	541,030
Other current assets	1,396,821	602,736
Restricted securities–current portion	1,275,200	1,275,200

Total current assets	38,712,523	44,744,164
Property and equipment, net of accumulated depreciation of $17,240,823 and $16,837,826, at September 30, 2006 and June 30, 2006, respectively	8,278,773	8,496,060
Restricted securities–long-term portion	956,400	1,275,200
Other long-term assets	1,606,675	1,362,419

	$49,554,371	$55,877,843

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current portion of long-term debt	$1,275,200	$1,275,200
Accounts payable and accrued expenses	5,893,986	7,090,754
Deferred revenues–current portion	10,669,231	10,669,231

Total current liabilities	17,838,417	19,035,185

Long-term debt	29,486,783	29,525,377
Deferred revenues–long term portion	23,143,460	25,810,769
Minority interest	156,974	182,000
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2006 and June 30, 2006;	—	—
Common stock, $0.01 par value; authorized 110,000,000 shares; issued and outstanding, 57,538,031 shares at September 30, 2006 and at June 30, 2006	575,380	575,380
Capital contributed in excess of par	184,731,756	184,651,409
Treasury stock, at cost, 34,725 shares	(458,370)	(458,370)
Accumulated deficit	(206,262,390)	(203,780,087)
Accumulated other comprehensive income	342,361	336,180

Total stockholders’ deficit	(21,071,263)	(18,675,488)

	$49,554,371	$55,877,843

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three Months Ended September 30,
	2006	2005
	(unaudited)
Revenues:
Product sales	$661,603	$280,074
License fee and other revenues	2,668,031	98,077
Research and development	—	44,762

Total revenues	3,329,634	422,913

Costs and Expenses:
Costs of goods sold	91,730	128,735
Research and development	5,073,754	6,526,932
Sales and marketing	148,702	158,276
General and administrative	751,254	1,084,920

Total costs and expenses	6,065,440	7,898,863

Operating loss	(2,735,806)	(7,475,950)
Loss on change in fair value of warrants	—	(269,988)
Interest and other income	470,988	218,425
Interest expense	(226,585)	(1,040,100)
Minority interest	25,026	24,456
Foreign currency transaction gain (loss)	3,492	(171)

Loss before income tax expense	(2,462,885)	(8,543,328)
Income tax expense	(19,418)	—

Net loss	$(2,482,303)	(8,543,328)

Per share data (basic and diluted):
Net loss	$(0.04)	$(0.16)

Weighted average number of common shares outstanding	57,538,031	54,073,059

Comprehensive loss:
Net loss	$(2,482,303)	$(8,543,328)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,381)	10,541
Unrealized gain (loss) on securities available for sale	10,562	(1,535)

Other comprehensive income	6,181	9,006

Comprehensive loss	$(2,476,122)	$(8,534,322)

See accompanying notes to unaudited consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(2,482,303)	$(8,543,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	402,997	441,110
Amortization of deferred revenue	(2,667,309)	—
Non-cash interest charges related to 5% senior convertible notes, net	(185,136)	516,146
Minority interest	(25,026)	(24,456)
Credit for allowance for doubtful accounts	(14,674)	(9,128)
Inventory reserve	—	4,475
Amortization of premiums of marketable securities	10,632	30,065
Loss on change in fair value of warrants	—	269,988
Non-cash expense relating to issuance of stock options	80,347	7,000
Changes in operating assets and liabilities	(1,798,053)	(1,664,930)
Other	(4,381)	10,541

Net cash used in operating activities	(6,682,906)	(8,962,517))

Cash flows from investing activities:
Purchases of marketable and restricted securities	(58,300,000)	(415,509)
Proceeds from sales and maturities of marketable securities	41,600,000	2,087,759
Purchases of property and equipment	(185,710)	(102,189)

Net cash (used in) provided by investing activities	(16,885,710)	1,570,061

Cash flows from financing activities:
Release of restricted funds from escrow	—	14,300,000
Payments of debt	(318,800)	(318,800)

Net cash (used in) provided by financing activities	(318,800)	13,981,200

Net (decrease) increase in cash and cash equivalents	(23,887,416)	6,588,744
Cash and cash equivalents, beginning of period	40,877,766	11,937,483

Cash and cash equivalents, end of period	$16,990,350	$18,526,227

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

Reference is made to the Annual Report on Form 10-K of Immunomedics, Inc., a Delaware corporation (“Immunomedics,” the “Company,” “we,” “our” or “us”) for the fiscal year ended June 30, 2006, which contains our audited consolidated financial statements and the notes thereto.

1.	Business Overview and Basis of Presentation

The accompanying unaudited consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2006 has been derived from the Company’s audited 2006 consolidated financial statements. Operating results for the three-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2007, or any other period.

Immunomedics is subject to significant risks and uncertainties, including, without limitation, our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements, if any; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; our ability to protect our proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally. For more details regarding such risks and uncertainties please refer to the section entitled Item 1A “Risk Factors” included in this Quarterly Report on Form 10-Q.

By entering into the Agreement with UCB, S.A. (“UCB”) (see Note 7) and the receipt of the initial payments related thereto, the Company will have sufficient funds to continue its research and development programs for at least the next twelve months. UCB has assumed the financial responsibilities of completing the clinical and regulatory submissions of epratuzumab for systemic lupus erythematosus (“SLE”). The Company will continue to conduct its other antibody-based research and development programs for other compounds in its development pipeline in line with its corporate strategy. While epratuzumab continues to progress through the clinical trials and regulatory approval process before it is available for commercialization, the Company’s losses will continue as it continues to conduct its other research and development activities. These activities are budgeted to expand over time and will require further resources if the Company is to be successful. As a result, the Company’s operating losses are likely to be substantial over the next several years.

As of September 30, 2006, the Company had unrestricted cash, cash equivalents and marketable securities totaling $34,958,000. With the completion of the Agreement with UCB, including the transfer of the SLE clinical trials to UCB and resulting improvement in the average monthly cash outflow, the Company has sufficient funds to continue operations at least through the next fiscal year.

The Company continues to review and evaluate opportunities for additional future funding of the organization, however there is no assurance this will be obtained. These opportunities include entering into partnership arrangements for products that are at various stages of product development and financing alternatives for additional debt or equity financings. Our ability to raise future capital on acceptable terms will depend not only upon our operating performance, but also on conditions in the public and private debt and equity markets, as well as the overall performance of other companies in the biopharmaceutical and biotechnology sectors. Financing may not be available to us when we need it on terms we find acceptable, if at all. Furthermore, the terms of any such debt or equity financing may include covenants which limit our future ability to manage the business, contain preferences, privileges and rights superior to those enjoyed by holders of our common stock or cause substantial dilution to our existing stockholders. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

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

Foreign Currencies

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to U.S. dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at the period-end exchange rates, and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity in the Consolidated Balance Sheets and are included in the determination of comprehensive loss. Transaction gains and losses are included in the determination of net loss.

Cash Equivalents, Marketable Securities and Restricted Securities

The Company considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents.

Immunomedics’ investments in cash equivalents, marketable securities and restricted securities are classified as securities that are available for sale. The marketable securities portfolio at September 30, 2006 primarily consisted of corporate debt securities, municipal bonds and long-term auction rate bonds that are tied to short-term interest notes that are reset through a “dutch auction” process that occurs every 28 days.

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

Inventory

Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. As of September 30, 2006, the inventory balance consisted of finished goods.

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

Revenue Recognition

The Company accounts for revenue arrangements that include multiple deliverables in accordance with Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Arrangements (EITF 00-21). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying the guidance, revenue arrangements with multiple deliverables can only be considered as separate units of accounting if: a) the delivered item has value to the customer on a standalone basis, b) there is objective and reliable evidence of the fair value of the undelivered items and c) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition. The Company concluded that the UCB Agreement should be accounted for as a single unit of accounting and is amortizing the $38 million payment received over the expected obligation period, which is currently estimated to end in November 2009.

Milestone payments are recognized as revenue upon the achievement of mutually agreed milestones, provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement, and (ii) there are no continuing performance obligations associated with the milestone payment. To date, the Company has not recorded any revenue for milestone payments.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities relate to the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements and tax returns. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income taxes are provided for profitable foreign jurisdictions at the applicable effective tax rate. During the three-month period ended September 30, 2006, the Company provided income taxes of $19,000 relating to foreign operations, however, no income taxes were provided for in the previous year due to losses in those jurisdictions for the three-month period ended September 30, 2005.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three-month periods ended September 30, 2006 and 2005. The common stock equivalents excluded from the diluted per share calculation are 20,044,638 and 20,377,661 shares at September 30, 2006 and 2005, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss, net unrealized gains (losses) on securities available for sale and foreign exchange translation changes and is presented in the Consolidated Statements of Operations and Comprehensive Loss.

Stock-Based Compensation

Prior to July 1, 2005, the Company’s stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by Financial Accounting Standards Board

(FASB) Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the year ended June 30, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As of June 30, 2005, all outstanding stock options were fully vested.

Share Option Plan

The Company’s Employee Share Option Plan (the “Plan”) permits the grant of share options and shares to its employees for up to 8 million shares of common stock. A summary of these plan is provided in Note 7 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on four years of continuous service and have 10-year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan).

During the second half of the 2005 fiscal year the Company’s Board of Directors approved the acceleration of vesting of all outstanding stock options (the “Acceleration”). The exercise price of all stock options was above market value at the time of the Acceleration. In accordance with SFAS 123, the Company expensed the remaining unrecognized compensation cost associated with the options with accelerated vesting in the pro forma disclosure in its June 30, 2005 financial statements. These actions were taken in order to avoid expense recognition in future financial statements upon adoption of FAS 123(R). The total additional compensation cost would have been approximately $8,100,000, of which approximately $596,000 and $1,028,000 would have been recorded for the three-month periods ended September 30, 2006 and 2005, respectively.

The fair value of each option granted during the three-month periods ended September 30, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the following table:

	Three-month period ended September 30,
	2006	2005
Expected dividend yield	0%	0%
Expected option term (years)	6.25	7.0
Expected stock price volatility	94%	117%
Risk-free interest rate	4.80%	3.94% -4.50%

The weighted average fair value at the date of grant for options granted during the three-month periods ended September 30, 2006 and 2005 were $1.96 and $1.76 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees (10%), executive officers and outside directors (5%) within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the three-month period ended September 30, 2006 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2006	5,254,200	$7.92
Granted	100,000	$1.96
Exercised	—	—
Terminated	(4,500)	$3.69

Outstanding, September 30, 2006	5,349,700	$7.81	6.17	$29,721

Exercisable, September 30, 2006	4,582,700	$8.70	5.58	$28,671

The Company has 767,000 non-vested options outstanding. As of September 30, 2006, there was $1,188,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 3.7 years.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). This authoritative interpretation clarifies and standardizes the manner by which companies will be required to account for uncertain tax positions. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. Immunomedics will be required to adopt FIN 48 no later than the quarter beginning July 1, 2007. Immunomedics is currently in the process of evaluating the Interpretation and has not yet determined the impact, if any, FIN 48 will have on its consolidated financial results.

3.	Marketable Securities and Restricted Securities

Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as separate component of accumulated other comprehensive loss. Immunomedics considers all of its current investments to be available-for-sale. Marketable securities and restricted securities at September 30, 2006 and June 30, 2006 consist of the following ($ in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
September 30, 2006
Long-term bonds at short-term interest rates	$17,550	$—	$—	$17,550
Municipal Bonds/Agency	1,005	—	(6)	999
Corporate Debt Securities	1,650	—	—	1,650

	$20,205	$—	$(6)	$20,199

June 30, 2006
Municipal Bonds/Agency	$3,016	$—	$(17)	$2,999
Corporate Debt Securities	500	—	—	500

	$3,516	$—	$(17)	$3,499

Restricted securities at September 30, 2006 and June 30, 2006 of approximately $2,232,000 and $2,550,000 respectively, are included in the table above.

4.	Property and Equipment

Property and equipment consists of the following ($ in thousands):

	September 30, 2006	June 30, 2006
Machinery and equipment	$5,936	$5,751
Leasehold improvements	17,418	17,418
Furniture and fixtures	800	800
Computer equipment	1,365	1,364

	25,519	25,333
Accumulated depreciation and amortization	(17,240)	(16,837)

	$8,279	$8,496

5.	Geographic Segments

Immunomedics manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based products for cancer, autoimmune and other serious diseases, and it currently reports as a single industry segment. Immunomedics markets and sells its products in the United States and throughout Europe.

The following table presents financial information based on the geographic location of the facilities of Immunomedics for the three-month periods ended September 30, 2006 and 2005 ($ in thousands):

	Three-Months Ended September 30, 2006
	United States	Europe	Total
Total assets	$46,534	$3,020	$49,554
Property and equipment, net	8,278	1	8,279
Revenues	2,692	638	3,330
Income (loss) before taxes	(2,547)	84	(2,463)

	Three-Months Ended September 30, 2005
	United States	Europe	Total
Total assets	$36,228	$2,344	$38,572
Property and equipment, net	9,811	2	9,813
Revenues	230	193	423
Loss before taxes	(8,377)	(166)	(8,543)

6.	Related Party Transactions

Certain of the Company’s affiliates, including members of senior management and its Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Chairman of the Board of Directors and Chief Strategic Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology (“CMMI”). Dr. Goldenberg and Ms. Sullivan are husband and wife. For a description of these relationships and transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and the notes to the audited financial statements contained therein.

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $22,000 and $8,000 for the three-month periods ended September 30, 2006 and 2005, respectively. It also provides to CMMI, at no cost, laboratory materials and supplies. Beginning January 1, 2005, the Company incurred legal expenses on behalf of CMMI for patent related matters. The Company has first rights to license those patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI. For the three-month period ended September 30, 2006, the Company incurred $12,000 of patent related expenses as compared to $11,000 for the three-month period ended September 30, 2005.

During the three-month period ended September 30, 2005, the Board of Directors authorized grants to CMMI of $1,000 to support research and clinical work being performed at CMMI. There were no grants for the three-month period ended September 30, 2006. Such grants are to be expended in a manner deemed appropriate by the Board of Trustees of CMMI.

For each of the three-month periods ended September 30, 2006 and 2005, Dr. Goldenberg received $13,750 in compensation for his services to IBC Pharmaceuticals, Inc., a Delaware corporation, and a majority-owned subsidiary of the Company (“IBC”). The Company owns approximately 74% of the capital stock of IBC. Dr. Goldenberg owns approximately 18% of the capital stock of IBC, and the remaining 8% of IBC is held by various third parties, some of whom are adult members of Dr. Goldenberg’s family, as to which shares Dr. Goldenberg disclaims beneficial ownership.

The Company maintains a life insurance policy for Dr. Goldenberg where the Company is the beneficiary. The Company recorded approximately $405,000 during the current quarter of a previously unrecorded asset related to the cash surrender value on the policy. The impact of recording this asset is not material to the Company’s financial position, cash flow or expected results from operations for the full fiscal year.

As part of his employment agreement, Dr. Goldenberg is entitled to receive revenue incentive compensation which includes one-half of one percent (0.5%) on cumulative annual net sales of, royalties on, certain equivalents thereof, and, to the extent approved by the Board of Directors, other consideration received by Immunomedics for such products, up to a cumulative annual aggregate of $75,000,000, and one-quarter of one percent (0.25%) on any cumulative Annual Net Revenue in excess of $75,000,000. A $100,000 annual minimum payment must be paid to Dr. Goldenberg in quarterly installments of $25,000 against all revenue incentive compensation. For the three-month periods ended September 30, 2006 and 2005 no payments were made for revenue incentive compensation other than the $25,000 minimum quarterly payments.

7.	License and Distribution Agreements

On May 9, 2006, the Company entered into an agreement with UCB (“UCB Agreement”) providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab for the treatment of all autoimmune disease indications. Under the terms of the UCB Agreement, the Company retains the rights to develop epratuzumab in the field of oncology, and UCB has an option to acquire development and commercialization rights to epratuzumab with respect to cancer indications at anytime prior to the first commercial sales thereof. Under the terms of the UCB Agreement, the Company received from UCB a non-refundable cash payment totaling $38 million (which includes a $25 million upfront payment, plus a $13 million reimbursement for development costs of epratuzumab related to our clinical development of epratuzumab in patients with certain autoimmune conditions prior to the date of the UCB Agreement). For a description of this agreement and related transactions, see the Company’s Annual Report of Form 10-K for the fiscal year ended June 30, 2006 and the notes to the audited financial statements contained therein.

The Company determined that all elements under the collaboration and co-promotion agreement should be accounted for as a single unit of accounting under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In accordance with SAB No. 104 (Topic 13, Revenue Recognition ), deferral of revenue is appropriate regarding nonrefundable, upfront fees received in single unit of accounting arrangements. As the Company has continuing obligations under the UCB Agreement, and as significant development risk remains, the Company recorded the $38 million non-refundable payment as deferred revenue and the Company is recognizing this amount over the period of approximately three and one-half years, which is the Company’s best estimate of the period of time required for the parties to fulfill their obligations under the UCB Agreement. Accordingly, the Company recognized $2,667,000 as license fee revenues for the three-month period ended September 30, 2006. The remaining balance of $33,813,000 is recorded as Deferred Revenue in the accompanying consolidated balance sheet.

Costs incurred relating to the manufacture of epratuzumab supplied for the clinical trials are recorded as research and development expense as incurred.

On September 26, 2006, UCB decided to temporarily suspend the clinical trials of epratuzumab for patients with SLE. This suspension was implemented due to UCB’s concerns regarding the sterility assurance in the final product. This is a voluntary precautionary step. There have been no reports of clinical safety issues regarding this matter. As a result of this step, the FDA and certain other regulatory authorities have instituted a clinical hold status on these trials. The Company is not expected to incur significant expenses regarding this temporary suspension. The Company does not believe this suspension will have a material effect on the trials nor on the anticipated product launch.

In June 2002, the Company granted a non-exclusive license to Daiichi Pure Chemicals Co. under Immunomedics’ carcinoembryonic antigen (CEA) patents. The Company recorded a royalty of $95,614 for the three-month periods ended September 30, 2005, as “License fee and other revenues” under that license.

8.	Debt

In April 2005, the Company issued through a private placement $37,675,000 of 5% Senior Convertible Notes, due in May 2008, (the “5% Notes”). The net proceeds of $35,200,000 from the financing were used to fund clinical development programs for epratuzumab in moderate and severe lupus patients, repay existing indebtedness and fund general working capital requirements. The 5% Notes bear interest at a fixed annual rate of 5%, to be paid semiannually in arrears November 1st and May 1st of each year. The 5% Notes are convertible into the Company’s common stock at $2.62 per share subject to adjustment based on the anti-dilution provision. There were no 5% Notes that were converted into shares of common stock for the three-month periods ended September 30, 2006 or 2005.

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

The make-whole interest payment is considered a bifurcated derivative since the embedded call option can accelerate the settlement of the interest component of the debt host at the holder’s option. Since this instrument is bifurcated, changes in the fair value of the make-whole interest payment are recorded in current period operations. At September 30, 2006, the fair value of this instrument was approximately $188,000 and was recorded in the consolidated balance sheet as derivative interest liability. The change in the derivative interest liability associated with its fair value of approximately $633,000 was recorded as a credit to interest expense in the first quarter of fiscal 2007.

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

The costs incurred as part of the transaction for private placement of the 5% Senior Convertible Notes (approximately $2,507,000) are being amortized over 36 months and are reported as interest expense. For the three-month periods ended September 30, 2006 and 2005, the Company amortized $168,000 and $209,000, respectively, to interest expense. The amortization of debt discount was $280,000 and $307,000 for the three-month periods ended September 30, 2006 and 2005, respectively.

Total interest expense and related amortization expense for the 5% Notes for the three-month periods ended September 30, 2006 and 2005 were $194,000 and $1,006,000, respectively. Interest expense for the three-month period ended September 30, 2006 is net of a credit of approximately $633,000 for the reduction of the fair value of the derivative interest liability.

In May 2003, Immunomedics completed a $6,376,000 bond financing with the New Jersey Economic Development Authority, pursuant to which Immunomedics was able to refinance its capital investment in a new manufacturing facility at a rate of interest below that which would have otherwise been available. The interest rate on the bonds was approximately 5.48% at September 30, 2006. In connection with this financing, Immunomedics granted certain security interests to the New Jersey Economic Development Authority with respect to its properties and assets, and agreed to become subject to certain customary affirmative as well as restrictive covenants, none of which it believes will affect its business or operations in any material respect. In addition, the bonds are subject to mandatory redemption, if the fair value of the Company’s collateralized assets falls below the outstanding loan balance. The Company’s collateral is recorded as restricted securities in the balance sheet. Restricted securities include highly liquid, marketable securities. At September 30, 2006, the Company’s indebtedness under this financing was approximately $2,231,600 due in equal monthly installments over the next 21 months. For the three-month periods ended September 30, 2006 and 2005, the Company incurred interest expense of approximately $33,000 and $34,000, respectively. Interest and principal payments are due monthly.

9.	Stockholders Equity

During the three-month periods ended September 30, 2006 and 2005, no holders of 5% Notes converted the 5% Notes principal into shares of common stock.

On August 19, 2005, at a Special Meeting of Stockholders, a majority of holders of common stock of the Company approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized from 70 million shares to 110 million shares. In addition, the shareholders voted to authorize shares of common stock for conversion, if required, into common stock for the 5% Notes and the Warrants. The 5% Notes and Warrants were therefore no longer restricted as to conversion into shares of the Company’s common stock. The liability for the Warrants was increased by approximately $270,000 on August 19, 2005 to reflect the increase in the Company’s common stock valuation. This increase in the liability for the Warrants is reflected in the statement of operations and the Warrant liability of $3,018,000, was subsequently classified as permanent equity during the three-month period ended September 30, 2005.

10.	Commitments and Contingencies

On December 22, 2003, the Dutch Supreme Court, in a case brought by the Company, held that Immunomedics’ Dutch part of its European patent for highly specific monoclonal antibodies against the cancer marker, carcinoembryonic antigen (CEA), was valid. The Dutch Supreme Court did not finally decide the Company’s claim of infringement. Among other things, the Supreme Court held that the Court of Appeal, which had ruled that Roche had infringed Immunomedics European Patent, had not given Roche sufficient opportunity to comment on an expert opinion filed by Immunomedics in which it was stated that Roche’s CEA test kit did satisfy a criterion that is generally satisfied for specific antibodies that bind to CEA. The

Company has argued that the Dutch court should enforce the European Patent for all European countries for which the European Patent was validated, because Roche sold the same product in each country. The Dutch Supreme Court repeated the reasoning of the Dutch District Court that the Brussels Convention should be interpreted to permit cross-border enforcement of European patents where a related group of companies sells the same product in countries where that same patent has been validated. The Dutch Supreme Court referred this issue to the European Court of Justice (ECJ) to provide a final interpretation of the Brussels Convention on this point. On January 27, 2005, the ECJ heard oral arguments in the case, and took the matter under consideration. No further notifications have been received regarding this litigation to present.

The Company believes that the CEA patents that are the subject of our infringement action have been infringed, and the Company believes that the Company will prevail in the litigation, although no assurances can be given in this regard. To the extent that Roche contests or challenges the Company’s patents, or files appeals or further nullity actions, there can be no assurance that significant costs for defending such patents may not be incurred.

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

On October 10, 2006, the Company sued a former research scientist employee, seeking a declaration that the Company has the right, under a certain written agreement that the former employee executed at time he commenced work for the Company, to an immediate assignment of all of the employee’s rights, titles and interest in three patent applications that the employee filed after leaving the employ of the Company. The Company further seeks a judgment compelling the former employee to perform under the agreement and immediately assign to the Company all of their rights, titles and interest in these patent applications. The Company also seeks damages for breach of contract. The complaint has not yet been served.

On October 12, 2006, the Company was sued by the same former employee noted above as well as two other parties claiming rights to the patents, seeking a declaration that (i) a certain written agreement executed by the former employee at or about the time he commenced work for the Company does not obligate the former employee to assign to the Company three patent applications filed by him after he ceased working for the Company, (ii) the Company has no ownership rights in said patent applications, and (iii) a certain Recordation Form Cover Sheet that the Company filed with the United States Patent and Trademark Office (“PTO”) with respect to two of the three patent applications was invalid and unenforceable. Plaintiffs further seek a permanent injunction requiring the Company to withdraw the Recordation Form Cover Sheet that was filed with the PTO. The Complaint has not been served. The Company intends to vigorously defend this action.

During the three-month period ended September 30, 2006, a dispute arose with a vendor regarding the value of services performed on behalf of the Company. The Company is working with the vendor to negotiate a resolution to the matter and have accrued an amount representing the low end of the range that is expected to settle the matter. Negotiations are currently ongoing. The Company does not expect that the ultimate resolution will be material to the Company’s financial position, cash flow or results of operations for the full fiscal year.

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

Overview

Immunomedics is a biopharmaceutical company focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes approximately 108 issued patents in the United States, and more than 250 other issued patents worldwide, protects our product candidates and technologies.

We have transitioned our focus away from the development of diagnostic imaging products in order to accelerate the development of our therapeutic product candidates. Consistent with our de-emphasis on our diagnostic business, we no longer commercialize CEA-Scan®. LeukoScan® will continue to be manufactured and commercialized by the Company in territories where regulatory approvals have been granted. Furthermore, research and development into diagnostic product candidates is no longer a material portion of our business.

From our inception in 1982 until September 30, 2006, we had an accumulated deficit of approximately $206,000,000 and have never earned a profit. On May 9, 2006, we entered into a Development, Collaboration and License Agreement (the “Agreement”) with UCB, S.A., (“UCB”) providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab, the Company’s humanized CD22 antibody (“epratuzumab”), for the treatment of all autoimmune disease indications. Under the terms of the Agreement, we retain the rights to develop epratuzumab in the field of oncology, and UCB has the right to acquire development and commercialization rights to epratuzumab with respect to cancer indications at anytime prior to the first commercial sales thereof. If UCB exercises its buy-in right with respect to epratuzumab in the field of oncology, UCB will reimburse us for the development cost actually incurred, plus a buy-in fee.

Under the terms of the Agreement, we received from UCB a non-refundable cash payment totaling $38 million (which includes a $25 million upfront payment, plus a $13 million reimbursement for development costs of epratuzumab related to the clinical development of epratuzumab in patients with systemic lupus erythematosus (“SLE”) and Sjögren’s syndrome). In addition, if regulatory targets are achieved we are entitled to receive certain milestone payments, which could aggregate to a maximum of up to $145 million in cash payments and $20 million in equity investments. These milestone payments are dependent upon specific achievements in the regulatory approval process under the Agreement. We will also receive product royalties based upon a percentage of aggregate annual net sales under the Agreement during the product royalty term, which percentage is subject to reduction under certain circumstances. In addition, we will receive sales bonuses of up to $135 million if annual net sales reach certain target levels. There can be no assurance these regulatory or sales achievements will be met and therefore there can be no assurance that we will receive such future payments.

By entering into the Agreement, we have sufficient funds to continue our research and development programs for at least the next twelve months. Pursuant to the terms of the Agreement, UCB has assumed the financial responsibilities of completing the clinical and regulatory submissions of epratuzumab for SLE. On September 26, 2006, UCB decided to temporarily suspend the clinical trials of epratuzumab for patients with SLE. This suspension was implemented due to UCB’s concerns regarding the sterility assurance in the final product. This is a voluntary precautionary step. There have been no reports of clinical safety issues regarding this matter. As a result of this step, the FDA and certain other regulatory authorities have instituted a clinical hold status on these trials. The Company is not expected to incur significant expenses regarding this temporary suspension. We do not believe this suspension will have a material effect on the trials nor on the anticipated product launch.

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

As of September 30, 2006, we had unrestricted cash, cash equivalents and marketable securities totaling $34,958,000. We will have sufficient funds to continue operations at least through the next twelve months. We anticipate that with the transfer of the SLE clinical trials to UCB, our average monthly cash outflow will be reduced from the previous year.

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

The development and commercialization of successful therapeutic products is subject to numerous risks and uncertainties as discussed under the heading “Factors That May Affect Our Business and Results of Operations” in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. These factors include, without limitation, the following:

•	the financial resources available to us during any particular period may be limited as we may be unable to obtain the necessary capital or to establish a co-development partnership needed to fund all of the clinical trials, we may be forced to cancel or otherwise curtail some important trials;

•	our ability, as well as the ability of our partners, to conduct and complete clinical trials on a timely basis;

•	the type of therapeutic compound under investigation and nature of the disease in connection with which the compound is being studied;

•	the time required for us to comply with all applicable federal, state and foreign legal requirements, including, without limitation, our receipt of the necessary approvals of the FDA; and

•	many other factors associated with the commercial development of therapeutic products outside of our control.

Research and Development

As of September 30, 2006, we employed 14 professionals in our research and development departments and 13 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

On January 5, 2005, we received notice from the FDA that we have been granted Fast Track Product designation for epratuzumab for the treatment of patients with moderate to SLE. A designated fast track drug may be considered for priority review, with a shortened review time, rolling admission and accelerated approval if applicable. As a result there was an increase in research and development expenses, primarily for the clinical development of SLE with epratuzumab in patients with lupus.

As a result of the May 9, 2006 agreement with UCB, we have transferred to UCB clinical data results, technology, materials and know-how to manufacture epratuzumab. We will continue to manufacture epratuzumab for the SLE clinical trials and initial launch quantities if needed after the suspension of the clinical trials has been resolved.

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

Revenue Recognition

We account for revenue arrangements that include multiple deliverables in accordance with Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Arrangements (EITF 00-21). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. We have concluded that the UCB Agreement should be accounted for as a single unit of accounting and are therefore amortizing the $38 million payment received over the expected obligation period which is currently estimated to end in November 2009. If the obligation period estimate should change in the future, whether due to delays or acceleration of the UCB’s clinical trials, this may affect the amortization period estimated to end in November 2009.

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

Stock-Based Compensation

Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective transition method. Under that transition method, compensation cost recognized in fiscal year 2006 includes compensation cost for all share-based compensation granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). Our Board of Directors approved the acceleration of vesting of all outstanding stock options as of June 30, 2005, primarily to avoid stock based compensation charges upon the adoption of SFAS 123(R) on July 1, 2005. This total additional compensation cost would have been approximately $8,100,000, of which approximately $596,000 and $1,028,000 would have been recorded for the three-month periods ended September 30, 2006 and 2005, respectively. The exercise price of all stock options was above market value of the common stock at the time of the accelerated vesting. Due to this accelerated vesting prior to the adoption of SFAS 123(R) noted above, the impact on the statement of operations for the year ended June 30, 2006 was not material. The non-vested share-based compensation that is outstanding as of September 30, 2006 is $1,188,000, which is expected to be recognized over the next 3.7 fiscal years.

Make-Whole Interest Derivative Liability

The holders of the 5% Senior Convertible Notes, due in May 2008, or 5% Notes, who convert their 5% Notes will also receive on the date of conversion a payment equal to the amount of accrued and unpaid interest, less interest actually previously paid or provided for, up to and including the maturity date of the 5% Notes, known as the “make-whole” interest payment. The make-whole interest payment is considered a bifurcated derivative since the embedded call option can accelerate the settlement of the interest component of the debt cost at the holder’s option. Changes in the fair value of the make-whole interest payment are recorded in current period operations. In the first quarter of fiscal year 2007 the change in the derivative interest liability associated with its fair value of approximately $633,000 was recorded as a credit to interest expense. The fair value of this instrument was recorded in the consolidated balance sheet as derivative interest liability. The initial value of the derivative interest liability associated with the make-whole interest provision of $751,000 was recorded as additional debt discount and is being amortized to interest expense over the remaining life of the 5% Notes. At September 30, 2006, the fair value of this instrument was approximately $188,000.

The value of this derivative liability is based on various inputs and assumptions such as the price of our stock at each balance sheet date and volatility. Although we expect the value of this liability to be zero upon maturity of the 5% Notes, changes in these inputs and assumptions, particularly the price of our common stock, will impact the value of this derivative liability at each balance sheet date.

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

Three-Month Period Ended September 30, 2006 Compared to 2005

Revenues

Revenues for the three-month period ended September 30, 2006 were $3,330,000, as compared to $423,000 for the same period in 2005, representing an increase of $2,907,000, or 687%. License fee and other revenues of $2,668,000 for the three-month period ended September 30, 2006 increased $2,570,000 from $98,000 for the same period in 2005 due to the amortization of deferred revenue of $2,667,000 as part of the UCB Agreement. Product sales for the three-month period ended September 30, 2006 were $662,000, as compared to $280,000 for the same period in 2005, representing an increase of $382,000, or 136%. This increase resulted from increased sales volume of LeukoScan in Europe with modest price increases. On January 30, 2006, we received the approval from the European Regulatory Agency to market LeukoScan manufactured by our revised processes. Prior to that date, LeukoScan was sold in Europe on an emergency basis only (i.e. requested by a physician for a medical procedure). With the receipt of this approval, the quantities of LeukoScan on hand manufactured by our revised processes were made available for direct sale. There were no research and development revenues for the three-month period ended September 30, 2006 as compared to $45,000 for the same period of 2005, due to the timing of grant programs.

Costs and Expenses

Total cost and expenses for the three-month period ended September 30, 2006 were $6,065,000, as compared to $7,899,000 for the same period in 2005, representing a decrease of $1,833,000 or 23%. Research and development expenses for the three-month period ended September 30, 2006 were $5,074,000 as compared to $6,527,000 for the same period in 2005. The decline resulted primarily from the transfer of the Phase III clinical trials for epratuzumab for SLE to UCB in May, 2006, and reduced insurance expense from the impact of recording the cash surrender value of a life insurance policy. Cost of goods sold for the three-month period ended September 30, 2006 was $92,000 as compared to $129,000 for the same period in 2005. This decrease of $37,000 resulted from additional costs incurred in 2005 for quality control testing related to the change in the manufacturing process and higher testing regarding quality assurance, which was partially offset by costs incurred from higher sales volume. Sales and marketing expenses for the three-month period ended September 30, 2006 decreased $9,000 from $158,000 to $149,000 for the same period in 2005, as a result of the decision to de-emphasize the diagnostic imaging product line. General and administrative costs decreased to $751,000 for the three-month period ended September 30, 2006, from $1,085,000 for the same period of 2005, primarily due to lower legal expenses, lower insurance expense resulting from the impact of recording the cash surrender value of a life insurance policy and one-time expenses incurred in August 2005 relating to the August 19, 2005 Special Shareholder’s Meeting.

Interest Income

Interest and other income for the three-month period ended September 30, 2006 increased to $471,000 compared to $218,000 for the same period in 2005, primarily due to due to higher levels of cash available for investments and higher rates of return on investments, a result of the proceeds from the UCB Agreement

Interest Expense

Interest expense for the three-month periods ended September 30, 2006 and 2005 was approximately $227,000 and $1,040,000, respectively. The interest expense for the three-month period ended September 30, 2006 decreased primarily from the lower principal amount of the 5% Notes from conversion of the 5% Notes into the Company’s common stock during the 2006 fiscal year and a credit of $633,000 for the change in the market value of the derivative interest liability associated with the make-whole interest provision relating to the 5% Notes. Also included in interest expense for the three-month period ended September 30, 2006 is the amortization expense associated with the debt issuance costs of $168,000 and the debt discount of $280,000. Included in interest expense for the three-month period ended September 30, 2005 is the amortization expense associated with the debt issuance costs of $209,000 and the debt discount of $307,000. For more information, see Note 8 to our consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Foreign Currency Transactions Gain (Loss)

Foreign currency transactions were a gain of $3,000 for the three-month period ended September 30, 2006 as compared to a slight loss for the same period in 2005, primarily as a result of currency fluctuations between the dollar and the euro.

Operating Results

Net loss for the three-month period ended September 30, 2006, was $2,482,000 or $0.04 per share, as compared to $8,543,000, or $0.16 per share, for the same period in 2005. The decrease of the net loss in 2006 as compared to the net loss in the comparable period in 2005 resulted primarily from the amortization of deferred revenue from the UCB Agreement, the transfer of the SLE clinical trials to UCB, lower interest expense from the 5% Notes and reduced insurance expense of $405,000 resulting from the impact of recording the cash surrender value of a life insurance policy.

Liquidity and Capital Resources

At September 30, 2006, we had working capital of $20,874,000, representing a decrease of $4,835,000 from our working capital balance of $25,709,000 at June 30, 2006. The net decrease in working capital resulted principally from the net loss allocable to our common stockholders during the three-month period ended September 30, 2006 of $2,482,000. At September 30, 2006 we had long-term debt, net of discounts of $29,487,000, (5% Notes due 2008 - $28,531,000 and the New Jersey Economic Development Authority - $956,000).

During the three-month period ended September 30, 2006 the value of the derivative interest liability associated with the make-whole interest provision of the 5% Notes decreased by approximately $633,000 as a result of the decrease in the market price of the Company’s common stock.

The May 9, 2006 Agreement with UCB provided us with $38 million (before fees) of initial cash payments for the worldwide licensing rights of epratuzumab for autoimmune disease indications, as well as the for reimbursement of previously incurred costs for epratuzumab product development and clinical trials expenses for SLE. We anticipate that the Company will have adequate funding for at least the next twelve months to conduct our other research and development programs for other compounds in our development pipeline in line with our corporate strategy, as well as other operating expenses and capital expenditures.

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

We are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. Please refer to section Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility, a loan from the New Jersey Economic Development Authority used to fund the expansion of our facility, the issuance of the 5% Notes and employment contracts in effect for the Company’s Chairman of the Board and the President and Chief Executive Officer. We have identified and quantified the significant commitments in the following table for the fiscal years ending June 30:

(in thousands)	Payments Due by Period
Contractual Obligation	2007	2008	2009	2010	2011	Thereafter	Total
Operating Lease(1)	$416	$556	$556	$556	$609	$7,933	$10,626
NJEDA Loan(2)	$974	1,284	—	—	—	—	$2,258
5% Senior Convertible Notes(3)	$1,515	31,568	—	—	—	—	$33,083
Employment Contracts(4)	$692	100	100	100	—	—	$992

TOTAL	$3,597	$33,508	$656	$656	$609	$7,933	$46,959

(1)	In November 2001, we renewed our operating lease for our Morris Plains, New Jersey facility for an additional term of 20 years expiring in October 2021 at an annual base rate of $545,000, which included an additional 15,000 square feet. The rent is fixed for the first five years and increases every five years thereafter.

(2)	In May 2003, we obtained a loan for $6,376,000 at a variable interest rate through the New Jersey Economic Development Authority, repayable monthly in 60 equal installments.

(3)	On April 29, 2005, we completed a $37,675,000 private placement financing through the issuance of 5% senior convertible notes due April 29, 2008. Interest payments are due semi-annually beginning November 29, 2005, payable in cash or shares of common stock at our option. The holders of the notes may convert the notes at any time prior to April 29, 2009 at a conversion price of $2.62 per share, subject to adjustment based on the anti-dilution provision. During the fiscal year ended June 30, 2006 approximately $7,370,000 of notes and accrued interest were converted into shares of common stock. In addition, the holders received warrants that may be converted into shares of common stock at a conversion price of $2.98 per share.

(4)	We have employment contracts with the Chairman of the Board and the Chief Executive Officer, which expired June 30, 2006. The contract for the Chairman of the Board includes an automatic one-year extension to June 30, 2007. The contract with the Chairman of the Board, also includes a royalty agreement, which continues for three years after the termination of his contract and is included above. The Board of Directors has extended the contract for the Chief Executive Officer to December 31, 2006.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales or operating results during the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our holdings of financial instruments are comprised primarily of corporate debt securities and municipal bonds. All such instruments are classified as securities available for sale at September 30, 2006. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings also are exposed to the risks of changes in the credit quality of issuers. We typically invest in highly liquid debt instruments with fixed interest rates.

The table below presents the principal amounts of the restricted and unrestricted marketable securities and the related weighted-average interest rates by fiscal year of maturity for our investment portfolio as of September 30, 2006:

Value	2007	2008	2009	2010	2011	Total
	(in thousands)
Fixed rate	$20,205	—	—	—	—	$20,205	$20,199
Average interest rate	5.11%	—	—	—	—	5.11%	—

ITEM 4.	CONTROLS AND PROCEDURES

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

On May 19, 2004 and July 20, 2004, Roche filed nullity actions in German and United Kingdom courts, respectively, challenging our patents relating to an improved method of disease therapy in combination with cytotoxic agents, wherein cytokines are used to prevent, mediate or reverse radiation-induced, drug-induced or antibody-induced toxicity, especially to hematopoietic cells. On December 1, 2004, the Company agreed to settle the United Kingdom patent litigation by surrendering the United Kingdom patent. In accordance with United Kingdom legal rules, Roche made an application for payment of its attorney’s fees and other costs to the court. We agreed on a resolution with Roche, which was subsequently settled. The related charges for this litigation were included in the General and Administrative expenses in the Statement of Operations. In the German action the Company is defending the patent with amended claims and believes that it will prevail in such action. The German Patent Court has scheduled oral proceedings for March, 2007.

On October 10, 2006, the Company sued a former research scientist employee, seeking a declaration that the Company has the right, under a certain written agreement that the former employee executed at time he commenced work for the Company, to an immediate assignment of all of the employee’s rights, titles and interest in three patent applications that the employee filed after leaving the employ of the Company. The Company further seeks a judgment compelling the former employee to perform under the agreement and immediately assign to the Company all of their rights, titles and interest in these patent applications. We are also seeking damages for breach of contract. The complaint has not yet been served.

On October 12, 2006, the Company was sued by the same former employee noted above as well as two other parties claiming rights to the patents, seeking a declaration that (i) a certain written agreement executed by the former employee at or about the time he commenced work for the Company does not obligate the former employee to assign to the Company three patent applications filed by him after he ceased working for the Company, (ii) the Company has no ownership rights in said patent applications, and (iii) a certain Recordation Form Cover Sheet that the Company filed with the United States Patent and Trademark Office (“PTO”) with respect to two of the three patent applications was invalid and unenforceable. Plaintiffs further seek a permanent injunction requiring the Company to withdraw the Recordation Form Cover Sheet that was filed with the PTO. The Complaint has not been served. We intend to vigorously defend this action.

There were no other legal proceedings nor any material developments during the fiscal quarter ended September 30, 2006 in any of the legal proceedings described in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

We have incurred significant operating losses since our formation in 1982, and have never earned a profit since that time. As of September 30, 2006, we had an accumulated deficit of approximately $206,000,000, including a net loss of 2,482,000 for the three-month period ended September 30, 2006. In May 2006, we entered into an agreement with UCB, granting UCB the exclusive, worldwide license to develop, manufacture, market and sell epratuzumab, our humanized CD22 antibody, for all autoimmune disease indications. The only significant revenue we have earned to date has come from licensing arrangements through partnership arrangements with UCB and Amgen and the limited sale of our two diagnostic imaging products in Europe and, to a lesser degree in the United States. We had previously licensed epratuzumab to Amgen in 2001, which agreement was terminated in April 2004. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic products and focus on our therapeutic pipeline. We have never received revenue from the commercialization of any therapeutic product. We expect to continue to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

Clinical trials involve the administration of a product candidate to patients who are already extremely ill, making patient enrollment often difficult and expensive. Moreover, even in ideal circumstances where the patients can be enrolled and then followed for the several months or more required to complete the study, the trials can be suspended, terminated or otherwise fail for any number of reasons, including:

•	later-stage clinical trials may raise safety or efficacy concerns not readily apparent in earlier trials;

•	unforeseen difficulties in manufacturing the product candidate in compliance with all regulatory requirements and in the quantities needed to complete the trial may be cost-prohibitive;

•	while underway, the continuation of clinical trials may be delayed, suspended or terminated due to modifications to the clinical trial’s protocols based on interim results obtained;

•	during the long trial process, alternative therapies may become available which make further development of the product candidate impracticable; and

•	if we are unable to obtain the additional capital we need to fund all of the clinical trials we foresee, we may forced to cancel or otherwise curtail some important trials.

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

Even if we are able to demonstrate the safety and efficacy of our product candidates in clinical trials, if we fail to gain timely approval to commercialize our product candidates from the FDA and other foreign regulatory authorities, we will be unable to generate the revenues we will need to build our business. These approvals may not be granted on a timely basis, if at all, and even if and when they are granted they may not cover all the indications for which we seek approval. For example, while we may develop a product candidate with the intention of addressing a large, unmet medical need, the FDA may only approve the use of the drug for indications affecting a relatively small number of patients, thus greatly reducing the market size and our potential revenues. The approvals may also contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use, which could further narrow the size of the market. There may be questions regarding manufacturing processes, such as the recent concern by UCB regarding the sterility assurance in the final production process of epratuzumab. Finally, even after approval can be obtained, we may be required to recall or withdraw a product as a result of newly discovered safety or efficacy concerns, either of which would have a materially adverse effect on our business and results of operations.

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

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•	$38,000,000 from UCB in May 2006 to license the rights to develop, manufacture and commercialize epratuzumab for the treatment of all autoimmune disease indications;

•	approximately $237,000,000 from the public and private sale of our debt and equity securities through September 30, 2006;

•	$18,000,000 from Amgen under our epratuzumab licensing agreement, which was terminated in 2004; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

With the recent agreement with UCB and anticipated receipt of the initial payments related thereto we will have sufficient funds for our research and development programs at least through the next twelve months. We intend to continue expending substantial capital on our research and development programs. We will eventually need to raise additional capital in order to obtain the necessary regulatory approvals and then be able to commercialize our other therapeutic products. Our capital requirements are dependent on numerous factors, including:

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

We are dependent upon UCB for the final development and commercialization of epratuzumab for the treatment of autoimmune disease indications worldwide, and they may not be successful.

We have licensed the exclusive worldwide rights of our most advanced therapeutic compound, epratuzumab, to UCB. As a result, UCB is solely responsible, and we are depending upon it, for completing the clinical development of epratuzumab, obtaining all necessary regulatory approvals, and then commercializing and manufacturing the compound for sale. If UCB does not fully perform its responsibilities under our agreement, or if the ongoing clinical trials being conducted by UCB are not successful or are terminated by UCB for any other reason, our ability to commercialize this product candidate in the future, as well as other product candidates we have in development that are closely related to epratuzumab, would be severely jeopardized. In such event, it is likely we would never receive any of the milestone payments or royalties that we are eligible to receive under our agreement with UCB, and our ability to fund the development and testing of our other product candidates would be adversely affected.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Strategic Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, and certain companies with which we do business, including the Center for Molecular Medicine and Immunology, also known as the Garden State Cancer Center, or CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the three-month period ended September 30, 2006, we reimbursed CMMI a total of $22,000 for research activities conducted on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our Company also have responsibilities to both CMMI and us.

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

Risks Related to Our Securities

Our common stock may be delisted from the NASDAQ Global Market (NASDAQ).

If the bid price of our common stock falls below $1.00 for an extended period, or we are unable to continue to meet NASDAQ’s listing maintenance standards for any other reason, our common stock could be delisted from the NASDAQ. In recent months, the bid price on our common stock has been below $2.00.

If our stock is not accepted for listing on the NASDAQ, we will make every possible effort to have it listed on the Over the Counter Bulletin Board, or the OTC Bulletin Board. If our common stock were to be traded on the OTC Bulletin Board, the Securities Exchange Act of 1934, as amended, and related Securities and Exchange Commission, or SEC, rules would impose additional sales practice requirements on broker-dealers that sell our securities. These rules may adversely affect the ability of stockholders to sell our common stock and otherwise negatively affect the liquidity, trading market and price of our common stock.

If our common stock would not be able to be traded on the OTC Bulletin Board, we would make every effort to have it available for trading on the National Quotation Bureau’s Pink Sheets. The Pink Sheets market consists of security firms who act as market makers in the stocks, usually, of very small companies. The bid and asked prices are not quoted electronically, but are quoted daily in “hard copy” which is delivered to firms that subscribe. Stocks that trade in the Pink Sheets are usually not as liquid as those that trade in electronic markets and, often time, the difference between the bid and the asked prices are substantial. As a result, if our common stock were traded on the Pink Sheets, there would likely be a further negative affect on the liquidity, trading market and price of our common stock even compared to that we might suffer if we were traded on the OTC Bulletin Board.

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

If we were delisted from NASDAQ, we may become subject to the trading complications experienced by “Penny Stocks” in the over-the-counter market.

Delisting from NASDAQ may depress the price of our common stock such that we may become a penny stock. The SEC generally defines a penny stock as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share. “Penny Stock” rules require, among other things, that any broker engaging in a purchase or sale of our securities provide its customers with: (i) a risk disclosure document, (ii) disclosure of market quotations, if any, (iii) disclosure of the compensation of the broker and its salespersons in the transaction and (iv) monthly account statements showing the market values of our securities held in the customer’s accounts.

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

Our 5% Notes and Warrants have full-ratchet anti-dilution protection that will cause additional dilution to stockholders if triggered.

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

As of September 30, 2006, our debt service obligation on the 5% Notes was $30,305,000. We intend to fulfill our current debt service obligations, including repayment of the principal from cash generated by our operations and from our existing cash and investments, as well as the proceeds from potential licensing agreements and additional financing from equity or debt transactions. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our current debt service obligations, including repayment of the principal, we may have to delay or curtail research and development programs.

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

As of September 30, 2006, Dr. Goldenberg, our Chairman and Chief Strategic Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 15% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

The Sarbanes-Oxley Act requires that we maintain effective internal controls over financial reporting and disclosure controls and procedures. Among other things, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 requires substantial accounting expense and significant management efforts. Our testing, or the subsequent review by our independent registered public accounting firm, may reveal deficiencies in our internal controls that would require us to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the NASDAQ or other regulatory authorities that would require additional financial and management resources and could adversely affect the market price of our common stock.

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

IMMUNOMEDICS, INC.

November 7, 2006	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan President and Chief Executive Officer (Principal Executive Officer)

November 7, 2006	By:	/s/ Gerard G. Gorman
Gerard G. Gorman Senior Vice President, Finance and Business Development, and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.