Form 10-Q
period 2006-12-31
IMMUNOMEDICS INC
filed 2007-02-09
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

The number of shares of the registrant’s common stock outstanding as of February 7, 2007 was 63,020,098.

IMMUNOMEDICS, INC.

		Page No.
PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

	Consolidated Balance Sheets as of December 31, 2006 (unaudited) and June 30, 2006	3

	Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended December 31, 2006 (unaudited) and 2005 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2006 (unaudited) and 2005 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

ITEM 4.	CONTROLS AND PROCEDURES	34

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	35

ITEM 1A.	RISK FACTORS	37

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	49

ITEM 5.	OTHER INFORMATION	50

ITEM 6.	EXHIBITS	51

SIGNATURES		52

EXHIBIT INDEX		53

ITEM 1.	FINANCIAL STATEMENTS

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	June 30, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,853,633	$40,877,766
Marketable securities	16,551,835	948,820
Accounts receivable, net of allowance for doubtful accounts of $105,000 and $117,000, at December 31, 2006 and June 30, 2006, respectively	442,263	498,612
Inventory, net of reserve for obsolescence of $0 and $66,000 at December 31, 2006 and June 30, 2006, respectively	411,570	541,030
Other current assets	1,233,995	602,736
Restricted cash and securities- current portion	1,275,200	1,275,200

Total current assets	34,768,496	44,744,164
Property and equipment, net of accumulated depreciation of $17,643,781 and $16,837,826, at December 31, 2006 and June 30, 2006, respectively	8,022,109	8,496,060
Restricted securities- long-term portion	637,600	1,275,200
Other long-term assets	1,474,901	1,362,419

	$44,903,106	$55,877,843

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current portion of long-term debt	$1,275,200	$1,275,200
Accounts payable and accrued expenses	7,532,648	7,090,754
Deferred revenues–current portion	10,669,231	10,669,231

Total current liabilities	19,477,079	19,035,185

Long-term debt	29,448,186	29,525,377
Deferred revenues–long-term portion	20,476,154	25,810,769
Minority interest	133,752	182,000
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2006 and June 30, 2006;	—	—
Common stock, $0.01 par value; authorized 110,000,000 shares; issued and outstanding, 57,893,005 shares at December 31, 2006 and 57,538,031 at June 30, 2006, respectively	578,930	575,380
Capital contributed in excess of par	185,598,376	184,651,409
Treasury stock, at cost, 34,725 shares	(458,370)	(458,370)
Accumulated deficit	(210,743,080)	(203,780,087)
Accumulated other comprehensive income	392,079	336,180

Total stockholders’ deficit	(24,632,065)	(18,675,488)

	$44,903,106	$55,877,843

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(unaudited)
Revenues:
Product sales	$659,105	$262,651	$1,320,708	$542,725
License fee and other revenues	2,672,835	65,604	5,340,866	163,681
Research and development	67,140	134,285	67,140	179,047

Total revenues	3,399,080	462,540	6,728,714	885,453

Costs and Expenses:
Costs of goods sold	89,375	71,920	181,105	200,655
Research and development	5,280,774	6,251,411	10,354,528	12,778,343
Sales and marketing	176,245	181,104	324,947	339,380
General and administrative	1,016,783	926,030	1,768,037	2,010,950

Total costs and expenses	6,563,177	7,430,465	12,628,617	15,329,328

Operating loss	(3,164,097)	(6,967,925)	(5,899,903)	(14,443,875)
Loss on change in fair value of warrants	—	—	—	(269,988)
Interest and other income	416,792	96,663	887,780	315,088
Interest expense	(2,403,909)	(2,490,606)	(2,630,494)	(3,530,706)
Minority interest	23,222	26,400	48,248	50,856
Foreign currency transaction gain	24,140	412	27,632	241

Loss before income tax benefit	(5,103,852)	(9,335,056)	(7,566,737)	(17,878,384)
Income tax benefit	623,162	514,350	603,744	514,350

Net loss	$(4,480,690)	$(8,820,706)	$(6,962,993)	$(17,364,034)

Per share data (basic and diluted):
Net loss	$(0.08)	$(0.16)	$(0.12)	$(0.32)

Weighted average number of common shares outstanding	57,764,040	54,098,072	57,651,036	54,085,566

Comprehensive (loss):
Net loss	$(4,480,690)	$(8,820,706)	$(6,962,993)	$(17,364,034)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	47,030	(23,405)	42,649	(12,864)
Unrealized gain (loss) on securities available for sale – net	2,688	7,411	13,250	5,876

Other comprehensive income (loss)	49,718	(15,994)	55,899	(6,988)

Comprehensive loss	$(4,430,972)	$(8,836,700)	$(6,907,094)	$(17,371,022)

See accompanying notes to unaudited consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(6,962,993)	$(17,364,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	805,955	882,150
Amortization of deferred revenue	(5,334,615)	—
Non-cash interest charges related to 5% senior convertible notes, net	2,569,310	2,509,925
Minority interest	(48,248)	(50,856)
Provision (credit) for allowance for doubtful accounts	(12,590)	2,692
Inventory reserve	—	4,900
Amortization of premiums of marketable securities	13,446	58,882
Loss on change in fair value of warrants	—	269,988
Non-cash expense relating to issuance of stock options	162,493	14,000
Changes in operating assets and liabilities	(1,354,725)	(1,457,790)
Other	42,649	(12,864)

Net cash used in operating activities	(10,119,318)	(15,143,007)

Cash flows from investing activities:
Purchases of marketable and restricted securities	(109,950,000)	(415,509)
Proceeds from sales and maturities of marketable securities	94,984,389	2,130,611
Purchases of property and equipment	(332,004)	(113,216)

Net cash (used in) provided by investing activities	(15,297,615)	1,601,886

Cash flows from financing activities:
Release of restricted funds from escrow	—	14,300,000
Exercise of stock options	30,400	87,500
Payments of debt	(637,600)	(637,600)

Net cash (used in) provided by financing activities	(607,200)	13,749,900

Net (decrease) increase in cash and cash equivalents	(26,024,133)	208,779
Cash and cash equivalents, beginning of period	40,877,766	11,937,483

Cash and cash equivalents, end of period	$14,853,633	$12,146,262

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

1. Business Overview and Basis of Presentation

The accompanying unaudited consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2006 has been derived from the Company’s audited 2006 consolidated financial statements. Operating results for the six-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2007, or any other period.

Immunomedics is subject to significant risks and uncertainties, including, without limitation, the Company’s inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that the Company may be unable to successfully finance and secure regulatory approval of and market drug candidates; the Company’s dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under the Company’s collaborative agreements, if any; uncertainties about the Company’s ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; the Company’s ability to protect proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally. For more details regarding such risks and uncertainties please refer to the section entitled Item 1A “Risk Factors” included in this Quarterly Report on Form 10-Q.

As of December 31, 2006, the Company had unrestricted cash, cash equivalents and marketable securities totaling $31,405,000. By entering into the May 9, 2006 Development, Collaboration and License Agreement, (the “UCB Agreement”) with UCB, S.A. (“UCB”) (see Note 7) and the receipt of the initial payments related thereto, the Company has sufficient funds to fund its operations and continue its research and development programs for at least the next twelve months. Cash requirements in fiscal year 2007 are expected to be at a level lower than in fiscal year 2006 due to decreased spending for clinical trials, as UCB has assumed the financial responsibilities of completing the clinical and regulatory submissions of epratuzumab for systemic lupus erythematosus (“SLE”), including expenses for conducting the Phase III clinical trials. However, research and development activities are expected to expand over time and the Company does not believe it will have adequate cash to complete its other research and development compounds in its development pipeline in line with its corporate strategy. As a result, Immunomedics will require additional financial resources after it utilizes its current liquid assets in order to continue its research and development programs, clinical trials of product candidates and regulatory filings.

Immunomedics has never achieved profitable operations and there is no assurance that profitable operations, even if achieved, can be sustained on a continuing basis. The Company’s future operations are dependent on, among other things, revenues from licensing agreements, market acceptance of any future therapeutic products and the success of its commercialization efforts. Since its inception in 1982, Immunomedics’ principal source of funds has been the private and public sale of debt and equity securities and, to a lesser extent, revenues from licensing. There can be no assurance that Immunomedics will be able to raise the additional capital it will need on commercially acceptable terms if at all. If it is unable to raise capital on acceptable terms, its ability to continue its business will be materially and adversely affected.

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

Foreign Currencies

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to U.S. dollars at the monthly average rates of exchange prevailing during the year. The assets and liabilities are translated at the period-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity in the consolidated balance sheets and are included in the determination of comprehensive loss. Transaction gains and losses are included in the determination of net loss.

Cash Equivalents, Marketable Securities and Restricted Securities

The Company considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents.

Immunomedics’ investments in marketable securities and restricted securities are classified as securities that are available for sale. The marketable securities portfolio at December 31, 2006 primarily consisted of corporate debt securities, municipal bonds and long-term auction rate bonds that are tied to short-term interest notes that are reset through a “dutch auction” process that occurs every 28 days.

Concentration of Credit Risk

Cash, cash equivalents, marketable securities, and restricted securities are financial instruments that potentially subject the Company to concentration of credit risk. Immunomedics invests its securities in debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates. The Company has never experienced any significant losses on its investments.

Inventory

Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. As of December 31, 2006, the inventory balance consisted of finished goods.

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

Revenue Recognition

The Company accounts for revenue arrangements that include multiple deliverables in accordance with Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying the guidance, revenue arrangements with multiple deliverables can only be considered as separate units of accounting if: a) the delivered item has value to the customer on a standalone basis, b) there is objective and reliable evidence of the fair value of the undelivered items and c) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition. The Company concluded that the UCB Agreement should be accounted for as a single unit of accounting and is amortizing the $38 million payment received over the expected obligation period, which is currently estimated to end in November 2009.

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

Make-Whole Interest Derivative Liability

The holders of the Company’s 5% Senior Convertible Notes due May 2008 (the “5% Notes”) who convert the 5% Notes will also receive on the date of conversion a payment equal to the amount of accrued and unpaid interest, less interest actually previously paid or provided for, up to and including the maturity date of the 5% Notes, known as the “make-whole” interest payment. The make-whole interest payment is considered a bifurcated derivative since the embedded call option can accelerate the settlement of the interest component of the debt cost at the holder’s option. Changes in the fair value of the make-whole interest payment are recorded in current period operations. The fair value of this instrument was recorded in the consolidated balance sheet as derivative interest liability. The initial value of the derivative interest liability associated with the make-whole interest provision of $751,000 is recorded as additional debt discount and is being amortized to interest expense over the remaining life of the 5% Notes.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities relate to the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements and tax returns. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. All of the Company deferred tax assets which substantially relate to U.S. federal and state Net Operating Losses (“NOLs”) have been fully reserved.

Benefits received resulting from the sale of certain of our State of New Jersey NOLs are recognized as a tax benefit when the NOL is approved for sale by the State of New Jersey. During the quarters ended December 31, 2006 and 2005, the Company sold and received benefits of approximately $647,000 and $514,000, respectively, as a result of the State of New Jersey NOLs.

Income taxes are provided for profitable foreign jurisdictions at the applicable effective tax rate. During the six-month period ended December 31, 2006, the Company provided income taxes of $43,000 relating to foreign operations, however, no income taxes were provided for in the previous year due to losses in those jurisdictions for the six-month period ended December 31, 2005.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the six-month periods ended December 31, 2006 and 2005. The common stock equivalents excluded from the diluted per share calculation are 20,005,988 and 21,970,135 shares at December 31, 2006 and 2005, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss, net unrealized gains (losses) on securities available for sale and foreign exchange translation changes and is presented in the Consolidated Statements of Operations and Comprehensive Loss.

Reclassification

Certain 2005 balances have been reclassified to conform with the 2006 presentation.

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

Share Incentive Plan

At the Annual Stockholder Meeting on December 6, 2006, the Company’s stockholders approved the Immunomedics, Inc. 2006 Stock Incentive Plan (“2006 Stock Incentive Plan”). The plan was created with the intention to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive to remain with the organization. The approval authorized 12,000,000 shares of common stock for issuance, which is comprised of 6,736,625 shares of common stock previously available under the 2002 Employee Share Option Plan (the “2002 Plan”), including 5,349,700 shares subject to outstanding options and an additional 5,263,375 shares of common stock.

The 2006 Stock Incentive Plan is divided into three separate equity incentive programs. These incentive programs consist of:

•	Discretionary Grant Program under which eligible persons may be granted options to purchase shares of common stock or stock appreciation rights tied to the value of the common stock;

•

Stock Issuance Program under which eligible persons may be issued shares of common stock pursuant to restricted stock awards, restricted stock units, performance shares or other stock-based awards which vest upon completion of a designated service period or the attainment of pre-established performance milestones, or such shares of common stock may be a fully-vested bonus for services rendered; and

•	Automatic Grant Program under which eligible non-employee Board members will automatically receive grants at designated intervals over their period of continued Board service.

As of December 31, 2006 the only equity incentive programs with employee participation were from the stock options outstanding under the 2002 Plan.

The Company’s 2002 Plan permitted the grant of share options and shares to its employees for up to 8 million shares of common stock. A summary of this plan is provided in Note 7 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on four years of continuous service and have 10-year contractual terms. As in the 2002 Plan, under the 2006 Stock Incentive Plan certain options provide for accelerated vesting if there is a change in control of the Company.

During the second half of the 2005 fiscal year the Company’s Board of Directors approved the acceleration of vesting of all outstanding stock options (the “Acceleration”). The exercise price of all stock options was above market value at the time of the Acceleration. In accordance with SFAS 123, the Company expensed the remaining unrecognized compensation cost associated with the options with accelerated vesting in the pro forma disclosure in its June 30, 2005 financial statements. These actions were taken in order to avoid expense recognition in future financial statements upon adoption of FAS 123(R). The total additional compensation cost would have been approximately $8,100,000, of which approximately $1,193,000 and $2,056,000 would have been recorded for the six-month periods ended December 31, 2006 and 2005, respectively.

The fair value of each option granted during the six-month periods ended December 31, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the following table:

	Six-month period ended December 31,
	2006	2005
Expected dividend yield	0%	0%
Expected option term (years)	6.25	6.25
Expected stock price volatility	94%	113%
Risk-free interest rate	4.60-4.80%	4.33%

The weighted average fair value at the date of grant for options granted during the six-month periods ended December 31, 2006 and 2005 were $1.51 and $1.60 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees (10%), executive officers and outside directors (5%) within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the six-month period ended December 31, 2006 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2006	5,254,200	$7.92
Granted	105,500	$1.99
Exercised	(14,400)	$2.11
Forfeitures	(11,000)	$2.60
Cancellations	(23,250)	$10.02

Outstanding, December 31, 2006	5,311,050	$7.82	5.91	$2,386,364

Exercisable, December 31, 2006	4,548,550	$8.71	5.32	$1,514,949

The Company has 762,500 non-vested options outstanding. As of December 31, 2006, there was $1,114,459 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 3.4 years.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). This authoritative interpretation clarifies and standardizes the manner by which companies will be required to account for uncertain tax positions. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. Immunomedics will be required to adopt FIN 48 no later than the quarter beginning July 1, 2007. Immunomedics is currently in the process of evaluating the disclosures necessary regarding the Interpretation, but has determined that there will not be a material impact on its consolidated financial results.

3. Marketable Securities and Restricted Securities

Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as separate component of accumulated other comprehensive loss. Immunomedics considers all of its current investments to be available-for-sale. Marketable securities and restricted securities at December 31, 2006 and June 30, 2006 consist of the following ($ in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
December 31, 2006
Restricted cash equivalents	$914	$—	$—	$914
Long-term bonds at short-term interest rates	16,552	—	—	16,552
Municipal Bonds/Agency	1,003	—	(4)	999

	$18,469	$—	$(4)	$18,465

June 30, 2006
Municipal Bonds/Agency	$3,016	$—	$(17)	$2,999
Corporate Debt Securities	500	—	—	500

	$3,516	$—	$(17)	$3,499

Restricted marketable securities at December 31, 2006 and June 30, 2006 of approximately $999,000 and $2,550,000 respectively, are included in the table above. Total restricted securities at December 31, 2006 were $1,913,000, including $914,000 of restricted cash equivalents.

4. Property and Equipment

Property and equipment consists of the following ($ in thousands):

	December 31, 2006	June 30, 2006
Machinery and equipment	$6,028	$5,751
Leasehold improvements	17,442	17,418
Furniture and fixtures	800	800
Computer equipment	1,395	1,364

	25,665	25,333
Accumulated depreciation and amortization	(17,643)	(16,837)

	$8,022	$8,496

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics for the six-month periods ended December 31, 2006 and 2005 ($ in thousands):

	Three-Months Ended December 31, 2006
	United States	Europe	Total
Total assets	$41,364	$3,539	$44,903
Property and equipment, net	8,021	1	8,022
Revenues	2,769	630	3,399
Income (loss) before taxes	(5,413)	309	(5,104)

	Three-Months Ended December 31, 2005
	United States	Europe	Total
Total assets	$28,928	$2,290	$31,218
Property and equipment, net	9,381	2	9,383
Revenues	251	212	463
Income (loss) before taxes	(9,165)	(170)	(9,335)

	Six-Months Ended December 31, 2006
	United States	Europe	Total
Revenues	$5,461	$1,268	$6,729
Income (loss) before taxes	(8,196)	629	(7,567)

	Six-Months Ended December 31, 2005
	United States	Europe	Total
Revenues	$480	$405	$885
Income (loss) before taxes	(17,543)	(335)	(17,878)

6. Related Party Transactions

Certain of the Company’s affiliates, including members of senior management and its Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Chairman of the Board of Directors and Chief Strategic Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology (“CMMI”) and the Company’s majority-owned subsidiary, IBC Pharmaceuticals, Inc. (“IBC”). Dr. Goldenberg and Ms. Sullivan are husband and wife. For a description of these relationships and transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and the notes to the audited financial statements contained therein.

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $45,000 and $15,000 for the six-month periods ended December 31, 2006 and 2005, respectively. It also provides to CMMI, at no cost, laboratory materials and supplies. The Company incurred legal expenses on behalf of CMMI for patent related matters for the six-month period ended December 31, 2006, of $13,000 as compared to $11,000 for the six-month period ended December 31, 2005. The Company has first rights to license those patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

During the six-month periods ended December 31, 2006 and 2005, the Board of Directors authorized research grants to CMMI of $1,000 in each six-month period, to support research and clinical work being performed at CMMI. Such research grants are to be expended in a manner deemed appropriate by the Board of Trustees of CMMI.

For each of the six-month periods ended December 31, 2006 and 2005, Dr. Goldenberg received $27,500 and $18,333, respectively, in compensation for his services to IBC.

The Company maintains a life insurance policy for Dr. Goldenberg where the Company is the beneficiary. During the three-month period ended September 30, 2006, the Company recorded approximately $405,000 of a previously unrecorded asset related to the cash surrender value on the policy. The impact of recording this asset is not material to the Company’s financial position, cash flow or expected results from operations for the full fiscal year.

As part of his employment agreement, Dr. Goldenberg is entitled to receive revenue incentive compensation which includes one-half of one percent (0.5%) on cumulative annual net sales of, royalties on, certain equivalents thereof, and, to the extent approved by the Board of Directors, other consideration received by Immunomedics for such products, up to a cumulative annual aggregate of $75,000,000, and one-quarter of one percent (0.25%) on any cumulative Annual Net Revenue in excess of $75,000,000. A $100,000 annual minimum payment must be paid to Dr. Goldenberg in quarterly installments of $25,000 against all revenue incentive compensation. For the six-month periods ended December 31, 2006 and 2005 no payments were made for revenue incentive compensation other than the $25,000 minimum quarterly payments.

7. License and Distribution Agreements

On May 9, 2006, the Company entered into the UCB Agreement providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab for the treatment of all autoimmune disease indications. Under the terms of the UCB Agreement, the Company retains the rights to develop epratuzumab in the field of oncology, and UCB has an option to acquire development and commercialization rights to epratuzumab with respect to cancer indications at anytime prior to the first commercial sales thereof. Under the terms of the UCB Agreement, the Company received from UCB a non-refundable cash payment totaling $38 million (which includes a $25 million upfront payment, plus a $13 million reimbursement for development costs of epratuzumab related to our clinical development of epratuzumab in patients with certain autoimmune conditions prior to the date of the UCB Agreement). For a description of this agreement and related transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and the notes to the audited financial statements contained therein.

The Company determined that all elements under the collaboration and co-promotion agreement should be accounted for as a single unit of accounting under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In accordance with SAB No. 104 (Topic 13, Revenue Recognition), deferral of revenue is appropriate regarding nonrefundable, upfront fees received in single unit of accounting arrangements. As the Company has continuing obligations under the UCB Agreement, and as significant development risk remains, the Company recorded the $38 million non-refundable payment as deferred revenue and the Company is recognizing this amount over the period of approximately three and one-half years, which is the Company’s best estimate of the period of time required for the parties to fulfill their obligations under the UCB Agreement. Accordingly, the Company recognized $5,335,000 as license fee revenues for the six-month period ended December 31, 2006. The remaining balance of $31,145,000 is recorded as Deferred Revenue in the accompanying consolidated balance sheet.

Costs incurred relating to the manufacture of epratuzumab supplied for the clinical trials are recorded as research and development expense as incurred.

In June 2002, the Company granted a non-exclusive license to Daiichi Pure Chemicals Co. (which expired in April 2006), under Immunomedics’ carcinoembryonic antigen (“CEA”) patents. The Company recorded a royalty of $140,000 for the six-month period ended December 31, 2005, as “License fee and other revenues” under that license.

On September 26, 2006, UCB decided to temporarily suspend the clinical trials of epratuzumab for patients with SLE. This suspension was implemented due to UCB’s concerns regarding the sterility assurance in the final product. This was a voluntary precautionary step. There had been no reports of clinical safety issues regarding this matter. As a result of this step, the FDA and certain other regulatory authorities instituted a clinical hold status of these trials. On November 14, 2006 the FDA notified UCB that the clinical hold on existing trials with epratuzumab in patients with lupus was lifted. The Company did not incur significant expenses regarding this temporary suspension.

In January 2007, UCB decided to stop further new patient enrollment into the SLE clinical trials designed and initiated by the Company. Investigators have been advised by UCB of this decision, and protocol amendments have been submitted to Institutional Review Boards to seek approval to treat patients with SLE who demonstrated clinical benefit in these trials. The Company has been advised by UCB that it remains committed to developing epratuzumab for the treatment of SLE. UCB and its experts in the field of SLE believe the existing clinical trial protocols should be revised, including potential changes to patient enrollment criteria as such changes may result in more rapid patient enrollment. The clinical trial data from the existing trials collected to date are extremely valuable and will be analyzed and used to design the new clinical trials. It is UCB’s intention to start new clinical trials as soon as possible. This analysis will take place over the next several months and may result in revisions of the clinical trial protocols and the manufacturing process of epratuzumab that could impact both the scope of the clinical trials as well as the timing of the eventual market launch. The Company is unable to determine at this point whether these decisions will impact the estimated obligation period of Immunomedics under the terms of the UCB Agreement, which is the period of time the deferred revenue is being amortized (currently to November 2009).

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

The make-whole interest payment is considered a bifurcated derivative since the embedded call option can accelerate the settlement of the interest component of the debt host at the holder’s option. Since this instrument is bifurcated, changes in the fair value of the make-whole interest payment are recorded in current period operations. At December 31, 2006, the fair value of this instrument was approximately $1,736,000 and is recorded in the consolidated balance sheet as derivative interest liability in accounts payable and accrued expenses. The changes in the derivative interest liability associated with its fair value of approximately $915,000 and $965,000 were recorded as a charge to interest expense for the six-month periods ended December 31, 2006 and 2005, respectively.

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

During the six-month period ended December 31, 2005, $1,161,000 of the 5% Notes were converted into shares of common stock at the request of the 5% Notes’ holders. The interest related payment due to the Note holders at the conversion date, including the make-whole interest payment was approximately $145,000 and was paid for in 62,190 shares of common stock. There were no 5% Notes that were converted into shares of common stock for the six-month period ended December 31, 2006.

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

On August 19, 2005 at a Special Meeting of Stockholders, a majority of holders of common stock of the Company approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized from 70 million shares to 110 million shares. In addition, the stockholders voted to authorize shares of common stock for conversion if required, into common stock for the 5% Notes and the Warrants. The 5% Notes and Warrants were therefore no longer restricted as to conversion into shares of common stock. The liability for the Warrants was increased by approximately $270,000 on August 19, 2005 to reflect the increase in the Company’s common stock valuation. This increase in the liability for the Warrants is reflected in the statement of operations during the six-month period ended December 31, 2005.

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

The costs incurred as part of the transaction for private placement of the 5% Senior Convertible Notes (approximately $2,507,000) are being amortized over 36 months and are reported as interest expense. For the six-month periods ended December 31, 2006 and 2005, the Company amortized $336,000 and $418,000, respectively, to interest expense. The amortization of debt discount was $560,000 and $815,000 for the six-month periods ended December 31, 2006 and 2005, respectively.

Total interest expense and related amortization expense for the 5% Notes for the six-month periods ended December 31, 2006 and 2005 were $2,569,000 and $3,462,000, respectively.

In May 2003, Immunomedics completed a $6,376,000 bond financing with the New Jersey Economic Development Authority, pursuant to which Immunomedics was able to refinance its capital investment in a new manufacturing facility at a rate of interest below that which would have otherwise been available. The interest rate on the bonds was approximately 5.5% at December 31, 2006. In connection with this financing, Immunomedics granted certain security interests to the New Jersey Economic Development Authority with respect to its properties and assets, and agreed to become subject to certain customary affirmative as well as restrictive covenants, none of which it believes will affect its business or operations in any material respect. In addition, the bonds are subject to mandatory redemption, if the fair value of the Company’s collateralized assets falls below the outstanding loan balance. The Company’s collateral is recorded as restricted securities in the balance sheet. Restricted securities include highly liquid, marketable securities. At December 31, 2006, the Company’s indebtedness under this financing was approximately $1,913,000 due in equal monthly installments over the next 18 months. For the six-month periods ended December 31, 2006 and 2005, the Company incurred interest expense of approximately $61,000 and $69,000, respectively. Interest and principal payments are due monthly.

9. Stockholders Equity

During the six-month period ended December 31, 2005, holders of 5% Notes converted an aggregate of $1,161,000 of the 5% Notes principal and the Company paid approximately $145,000 of interest due to the Notes’ holders in shares of common stock. These transactions resulted in the issuance of 505,322 shares of the Company’s common stock. During the six-month period ended December 31, 2006, no holders of 5% Notes converted the 5% Notes principal into shares of common stock.

On August 19, 2005, at a Special Meeting of Stockholders, a majority of holders of common stock of the Company approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized from 70 million shares to 110 million shares. In addition, the stockholders voted to authorize shares of common stock for conversion, if required, into common stock for the 5% Notes and the Warrants. The 5% Notes and Warrants were therefore no longer restricted as to conversion into shares of the Company’s common stock. The liability for the Warrants was increased by approximately $270,000 on August 19, 2005 to reflect the increase in the Company’s common stock valuation. This increase in the liability for the Warrants is reflected in the statement of operations and the Warrant liability of $3,018,000, was subsequently classified as permanent equity during the six-month period ended December 31, 2005.

10. Commitments and Contingencies

On December 22, 2003, the Dutch Supreme Court, in a case brought by the Company, held that Immunomedics’ Dutch part of its European patent for highly specific monoclonal antibodies against the cancer marker, carcinoembryonic antigen (“CEA”), was valid. The Dutch Supreme Court did not finally decide the Company’s claim of infringement. Among other things, the Supreme Court held that the Court of Appeal, which had ruled that Roche had infringed Immunomedics European Patent, had not given Roche sufficient opportunity to comment on an expert opinion filed by Immunomedics in which it was stated that Roche’s CEA test kit did satisfy a criterion that is generally satisfied for specific antibodies that bind to CEA. The Company has argued that the Dutch court should enforce the European Patent for all European countries for which the European Patent was validated, because Roche sold the same product in each country. The Dutch Supreme Court repeated the reasoning of the Dutch District Court that the Brussels Convention should be interpreted to permit cross-border enforcement of European patents where a related group of companies sells the same product in countries where that same patent has been validated. The Dutch Supreme Court referred this issue to the European Court of Justice (ECJ) to provide a final interpretation of the Brussels Convention on this point. On January 27, 2005, the ECJ heard oral arguments in the case, and took the matter under consideration. No further notifications have been received regarding this litigation to present.

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

During the six-month period ended December 31, 2006, a dispute arose with a vendor regarding the value of services performed on behalf of the Company. The Company is working with the vendor to negotiate a resolution to the matter and have accrued an amount representing the low end of the range that is expected to settle the matter. Negotiations are currently ongoing. The Company does not expect the ultimate resolution will be material to the Company’s financial position, cash flow or results of operations for the full fiscal year.

11. Subsequent Events

Subsequent to December 31, 2006 and prior to February 7, 2007 the Company received requests from holders of the 5% Notes to convert an aggregate of $12,770,000 of the 5% Notes into shares of common stock at $2.62 per share in accordance with the Indenture to 5% Notes. In addition, the accrued interest and the related make-whole payment totaling approximately $960,000 were paid as of the date of conversion in 253,000 shares of common stock.

On February 5, 2007, the market price of Immunomedics’ common stock (as listed on the Nasdaq Global Market) closed above the threshold required to allow the Company to elect to convert some or all of the 5% Notes due in May 2008. According to the terms of the Indenture for the 5% Notes, in the event that the Immunomedics stock price, for at least 20 trading days in any consecutive 30 trading-day period, including on such 30th trading day, exceeds 150% of the $2.62 conversion price in effect on such 30th trading day, the Company may elect to convert the 5% Notes, in whole or in part, into shares of common stock on or prior to the trading day preceding the May 1, 2008 maturity date of the outstanding 5% Notes. On February 6, 2007, the Company, in accordance within the terms of the indenture, elected to convert $16,809,000 of the outstanding 5% Notes into an aggregate of approximately 6,400,000 shares of the Company’s common stock, effective immediately. In addition, the accrued interest and related make-whole interest payment of $1,263,000 were also settled as of the date of conversion through the issuance of approximately 350,000 shares of common stock. Subsequent to the conversion at the Company’s election, $726,000 of the 5% Notes remained outstanding.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our need for additional capital to fund the current level of our research and development programs, our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; the control of clinical trials relating to our product candidates by our primary collaboration partner; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing diagnostic and therapeutic products; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

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

From our inception in 1982 until December 31, 2006, we had an accumulated deficit of approximately $211,000,000 and have never earned a profit. On May 9, 2006, we entered into a Development, Collaboration and License Agreement or the UCB Agreement, with UCB, S.A., or UCB, providing UCB an exclusive worldwide license to develop, manufacture, market and sell “epratuzumab”, our humanized CD22 antibody, for the treatment of all autoimmune disease indications. Under the terms of the UCB Agreement, we retain the rights to develop epratuzumab in the field of oncology, and UCB has the right to acquire development and commercialization rights to epratuzumab with respect to cancer indications at anytime prior to the first commercial sales thereof. If UCB exercises its buy-in right with respect to epratuzumab in the field of oncology, UCB will reimburse us for the development cost actually incurred, plus a buy-in fee.

Under the terms of the UCB Agreement, we received from UCB a non-refundable cash payment totaling $38 million (which includes a $25 million upfront payment, plus a $13 million reimbursement for development costs of epratuzumab related to the clinical development of epratuzumab in patients with systemic lupus erythematosus, or SLE and Sjögren’s syndrome). In addition, if regulatory targets are achieved we are entitled to receive certain milestone payments, which could aggregate to a maximum of up to $145 million in cash payments and $20 million in equity investments. These milestone payments are dependent upon specific achievements in the regulatory approval process under the UCB Agreement. We will also receive product royalties based upon a percentage of aggregate annual net sales under the UCB Agreement during the product royalty term, which percentage is subject to reduction under certain circumstances. In addition, we will receive sales bonuses of up to $135 million if annual net sales reach certain target levels. There can be no assurance these regulatory or sales achievements will be met and therefore there can be no assurance that we will receive such future payments.

Pursuant to the terms of the UCB Agreement, UCB has assumed the financial responsibilities of completing the clinical and regulatory submissions of epratuzumab for SLE. On September 26, 2006, UCB decided to temporarily suspend the clinical trials of epratuzumab for patients with SLE. This suspension was implemented due to UCB’s concerns regarding the sterility assurance in the final product. This was a voluntary precautionary step. There have been no reports of clinical safety issues regarding this matter. As a result of this step, the Food and Drug Administration, or the FDA and certain other regulatory authorities instituted a clinical hold status of these trials. On November 14, 2006 the FDA notified UCB that the clinical hold on existing trials with epratuzumab in patients with lupus was lifted.

In January 2007, UCB decided to stop further new patient enrollment into the SLE clinical trials designed and initiated by the Company. Investigators have been advised by UCB of this decision, and protocol amendments have been submitted to Institutional Review Boards to seek approval to treat patients with SLE who demonstrated clinical benefit in these trials. We have been advised by UCB that it remains committed to developing epratuzumab for the treatment of SLE. UCB and its experts in the field of SLE believe the existing clinical trial protocols should be revised, including potential changes to patient enrollment criteria as such changes may result in more rapid patient enrollment. The clinical trial data from the existing trials collected to date are extremely valuable and will be analyzed and used to design the new clinical trials. It is UCB’s intention to start new clinical trials as soon as possible. This analysis will take place over the next several months and may result in revisions of the clinical trial protocols and the manufacturing process of epratuzumab that could impact both the scope of the clinical trials as well as the timing of the eventual market launch. We are unable to determine at this point whether these decisions will impact our estimated obligation period of Immunomedics under the terms of the UCB Agreement, which is the period of time the deferred revenue is being amortized (currently to November 2009).

As of December 31, 2006, we had unrestricted cash, cash equivalents and marketable securities totaling $31,405,000. By entering into the UCB Agreement, we have sufficient funds to continue our research and development programs for at least the next twelve months. Cash requirements are expected to be at a lower level than in fiscal year 2006 due to decreased spending for clinical trials, as UCB is assuming the expenses for conducting the SLE Phase III clinical trials. However, we do not believe that we will have adequate cash at the expected spending level to complete our other research and development programs. As a result, we will require additional financial resources after we utilize our current liquid assets in order for us to continue our research and development programs, clinical trials of our product candidates and regulatory filings. Additional financing may not be available to us on terms we find acceptable, if at all, and the terms of such financing may cause substantial dilution to existing stockholders. If adequate funds are not available, we may be required to curtail significantly one or more of our research and development programs. If we obtain funds through collaborative partnerships, we may be required to relinquish rights to certain of our technologies or product candidates.

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

Research and Development

As of December 31, 2006, we employed 15 professionals in our research and development departments and 12 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

As a result of the May 9, 2006 UCB Agreement, we have transferred to UCB clinical data results, technology, materials and know-how to manufacture epratuzumab. We will continue to manufacture epratuzumab for the SLE clinical trials and initial launch quantities if needed.

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

Revenue Recognition

We account for revenue arrangements that include multiple deliverables in accordance with Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. We have concluded that the UCB Agreement should be accounted for as a single unit of accounting and are therefore amortizing the $38 million payment received over the expected obligation period which is currently estimated to end in November 2009. In January 2007 UCB decided to stop further new patient enrollment into the SLE clinical trials designed and initiated by the Company. Investigators have been advised by UCB of this decision, and protocol amendments have been submitted to Institutional Review Boards to seek approval to treat patients with SLE who demonstrated clinical benefit in these trials. The Company has been advised by UCB that it remains committed to developing epratuzumab for the treatment of SLE. UCB and its experts in the field of SLE believe the existing clinical trial protocols should be revised, including potential changes to patient enrollment criteria as such changes may result in more rapid patient enrollment. The clinical trial data from the existing trials collected to date are extremely valuable and will be analyzed and used to design the new clinical trials. It is UCB’s intention to start new clinical trials as soon as possible. This analysis will take place over the next several months and may result in revisions of the clinical trial protocols and the manufacturing process of epratuzumab that could impact both the scope of the clinical trials as well as the timing of the eventual market launch. We are unable to determine at this point whether these decisions will impact our estimated obligation period of Immunomedics under the terms of the UCB Agreement, which is the period of time the deferred revenue is being amortized (currently to November 2009). If the obligation period estimate should change, whether due to delays or acceleration of the UCB’s clinical trials or other factors, the amortization period for the deferred revenue would be adjusted.

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

Stock-Based Compensation

Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective transition method. Under that transition method, compensation cost recognized in fiscal year 2006 includes compensation cost for all share-based compensation granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). Our Board of Directors approved the acceleration of vesting of all outstanding stock options as of June 30, 2005, primarily to avoid stock based compensation charges upon the adoption of SFAS 123(R) on July 1, 2005. This total additional compensation cost would have been approximately $8,100,000, of which approximately $1,193,000 would have been recorded for the six-month period ended December 31, 2006 and $2,056,000 would have been recorded for the six-month period ended December 31, 2005. The exercise price of all stock options was above market value of the common stock at the time of the accelerated vesting. Due to this accelerated vesting prior to the adoption of SFAS 123(R) noted above, the impact on the statement of operations for the year ended June 30, 2006 was not material. The non-vested share-based compensation that is outstanding as of December 31, 2006 is $1,114,000, which is expected to be recognized over the next 3.4 fiscal years.

Make-Whole Interest Derivative Liability

The holders of the 5% Senior Convertible Notes, due in May 2008, or 5% Notes, who convert their 5% Notes will also receive on the date of conversion a payment equal to the amount of accrued and unpaid interest, less interest actually previously paid or provided for, up to and including the maturity date of the 5% Notes, known as the “make-whole” interest payment. The make-whole interest payment is considered a bifurcated derivative since the embedded call option can accelerate the settlement of the interest component of the debt cost at the holder’s option. Changes in the fair value of the make-whole interest payment are recorded in current period operations. In the six-month period ended December 31, 2006, the change in the derivative interest liability associated with its fair value of approximately $915,000 as compared to $965,000 in the six-month period ended December 31, 2005, were recorded as charges to interest expense. The fair value of this instrument was recorded in the consolidated balance sheet as derivative interest liability in accounts payable and accrued expenses. The initial value of the derivative interest liability associated with the make-whole interest provision of $751,000 was recorded as additional debt discount and is being amortized to interest expense over the remaining life of the 5% Notes. At December 31, 2006, the fair value of this instrument was approximately $1,736,000. This liability will be settled along with the conversion of the 5% Notes into shares of common stock as discussed in Note 11 to the financial statements.

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

Three-Month Period Ended December 31, 2006 Compared to 2005

Revenues

Revenues for the three-month period ended December 31, 2006 were $3,399,000, as compared to $463,000 for the same period in 2005, representing an increase of $2,936,000, or 634%. License fee and other revenues of $2,673,000 for the three-month period ended December 31, 2006 increased $2,607,000 from $66,000 for the same period in 2005 due to the amortization of deferred revenue of $2,667,000 as part of the UCB Agreement. Product sales for the three-month period ended December 31, 2006 were $659,000, as compared to $263,000 for the same period in 2005, representing an increase of $396,000, or 150%. This increase resulted from increased sales volume of LeukoScan in Europe with modest price increases. On January 30,

2006, we received the approval from the European Regulatory Agency to market LeukoScan manufactured by our revised processes. Prior to that date, LeukoScan was sold in Europe on an emergency basis only (i.e. requested by a physician for a medical procedure). With the receipt of this approval, the quantities of LeukoScan on hand manufactured by our revised processes were made available for direct sale. Research and development revenues for the three-month period ended December 31, 2006 were $67,000 as compared to $134,000 for the same period of 2005, due to the timing of grant programs.

Costs and Expenses

Total cost and expenses for the three-month period ended December 31, 2006 were $6,563,000, as compared to $7,430,000 for the same period in 2005, representing a decrease of $867,000 or 12%. Research and development expenses for the three-month period ended December 31, 2006 were $5,281,000 as compared to $6,251,000 for the same period in 2005. The decline resulted primarily from the transfer of the Phase III clinical trials for epratuzumab for SLE to UCB in May, 2006. Cost of goods sold for the three-month period ended December 31, 2006 was $89,000 as compared to $72,000 for the same period in 2005. This increase of $17,000 resulted from costs incurred from higher sales volume. Sales and marketing expenses for the three-month period ended December 31, 2006 decreased slightly from $181,000 to $176,000 for the same period in 2005, as a result of the decision to de-emphasize the diagnostic imaging product line. General and administrative costs increased to $1,017,000 for the three-month period ended December 31, 2006, from $926,000 for the same period of 2005, primarily due to the impact of the stock compensation expense and higher legal expenses.

Interest Income

Interest and other income for the three-month period ended December 31, 2006 increased to $417,000 compared to $97,000 for the same period in 2005, primarily due to higher levels of cash available for investments and higher rates of return on investments, a result of the proceeds from the UCB Agreement.

Interest Expense

Interest expense for the three-month periods ended December 31, 2006 and 2005 was approximately $2,404,000 and $2,491,000, respectively. The interest expense for the three-month period ended December 31, 2006 decreased primarily from the lower principal amount of the 5% Notes from conversion of the 5% Notes into our common stock during the 2006 fiscal year partially offset by a charge of $1,549,000 for the change in the market value of the derivative interest liability associated with the make-whole interest provision relating to the 5% Notes, as compared to a charge of $965,000 for the same period in the previous year. Also included in interest expense for the three-month period ended December 31, 2006 is the amortization expense associated with the debt issuance costs of $168,000 and the debt discount of $280,000.

Included in interest expense for the three-month period ended December 31, 2005 is the amortization expense associated with the debt issuance costs of $207,000, the debt discount of $417,000, $145,000 of make-whole interest payments regarding conversion of 5% Notes into shares of common stock and $965,000 for the change in the market value of the derivative interest liability.

The increase in the derivative interest liability for each of the three-month periods was a result of the increase in the market price of our common stock to $3.63 per share as of December 31, 2006 and $2.92 per share as of December 31, 2005. For more information, see Note 8 to our consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Foreign Currency Transactions Gain (Loss)

Foreign currency transactions were a gain of $24,000 for the three-month period ended December 31, 2006 as compared to no change for the three-month period ended December 31, 2005, primarily as a result of currency fluctuations between the dollar and the euro.

Operating Results

Net loss for the three-month period ended December 31, 2006, was $4,481,000 or $0.08 per share, as compared to $8,821,000, or $0.16 per share, for the same period in 2005. The decrease in the net loss in 2006 as compared to the net loss in the comparable period in 2005 resulted primarily from the recognition of deferred revenue from the UCB Agreement and increased sales of LeukoScan in Europe, combined with lower operating expenses and interest expense and higher interest income.

Six -Month Period Ended December 31, 2006 Compared to 2005

Revenues

Revenues for the six-month period ended December 31, 2006 were $6,729,000, as compared to $885,000 for the same period in 2005, representing an increase of $5,844,000, or 660%. Product sales for the six-month period ended December 31, 2006 were $1,321,000, as compared to $543,000 for the same period in 2005, representing an increase of $778,000, or 143%. License fee and other revenues of $5,341,000 for the six-month period ended December 31, 2006 increased $5,177,000 from $164,000 for the same period in 2005 due to the amortization of deferred revenue of $5,334,000 as part of the UCB Agreement. Research and development revenues for the six-month period ended December 31, 2006 were $67,000 as compared to $179,000 for the same period of 2005 due to an additional grant-funded program in 2005 and the timing of grant programs.

Costs and Expenses

Total costs and expenses for the six-month period ended December 31, 2006 were $12,629,000, as compared to $15,329,000 for the same period in 2005, representing a decrease of $2,700,000 or 18%. Research and development expenses for the six-month period ended December 31, 2006 were $10,355,000 as compared to $12,778,000 for the same period in 2005, representing a decrease of $2,423,000 or 19%. This expense reduction resulted primarily from the transfer of the Phase III clinical trials for epratuzumab for SLE to UCB in May 2006. Cost of goods sold for the six-month period ended December 31, 2006 was $181,000 as compared to $201,000 for the same period in 2005, a decrease of $20,000 which resulted from additional costs incurred in 2005 for quality control testing related to the change in the manufacturing process and higher testing regarding quality assurance, which was partially offset by due in part to higher sales volume. Sales and marketing expenses for the six-month period ended December 31, 2006 decreased $14,000 from $339,000 to $325,000 for the same period in 2005, as a result of the decision to de-emphasize the diagnostic imaging product line. General and administrative costs were $1,768,000 for the six-month period ended December 31, 2006, and $2,011,000 for the same period in 2005 primarily due to reduced insurance expenses from the impact of recording the cash surrender value of a life insurance policy for the quarter ended September 30, 2006.

Loss on Changes in Fair Value of Warrants

For the six-month period ended December 31, 2005 we recorded an expense of $270,000 for the liability for warrants issued as part of issuance of the 5% Notes. The increase in the valuation of the liability for the warrants was due to the increase in the market price of our common stock from $1.71 per share on June 30, 2005 to $1.88 on August 19, 2005 (the date of the Special Meeting of Stockholders to authorize the increase of the number of shares of our common stock).

Interest Income

Interest and other income of $888,000 for the six-month period ended December 31, 2006 increased by $573,000 from $315,000 for the same period in 2005, primarily due to higher levels of cash available for investments and higher rates of return, a result of the proceeds from the UCB Agreement.

Interest Expense

Interest expense for the six-month period ended December 31, 2006 decreased $901,000 to approximately $2,630,000, as compared to $3,531,000 for the same period in 2005. Interest expense for the six-month period ended December 31, 2006, included amortization expense associated with the debt issuance costs of $336,000, the debt discount of $560,000 and $915,000 for the change in the market value of the derivative interest liability associated with the make-whole interest provision relating to the 5% Notes. Included in interest expense in 2005 is the amortization expense associated with the debt issuance costs of $416,000 and the debt discount of $982,000 and the $145,000 of “make-whole” interest payment regarding the conversion of the 5% Notes into shares of common stock. Also included in interest expense is $965,000 for the change in the market value of the derivative interest liability associated with the make-whole interest provision relating to the 5% Notes. The increase for the derivative interest liability was a result of the increase in the market price of our common stock to $3.63 per share as of December 31, 2006 and $2.92 per share as of December 31, 2005. See Note 8 to our consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Foreign Currency Transactions Gain (Loss)

Foreign currency transactions were a gain of $28,000 for the six-month period ended December 31, 2006 as compared to no gain in 2005 due to currency fluctuations between the dollar and the Euro.

Operating Results

Net loss for the six-month period ended December 31, 2006 was $6,963,000 or $0.12 per share, as compared to $17,364,000, or $0.32 per share, for the same period in 2005. The reduction of the net loss in 2006 as compared to the net loss in the comparable period in 2005 resulted primarily from the recognition of a portion of the deferred revenue from the UCB Agreement and increased LeukoScan sales, higher interest income combined with lower interest and operational expenses.

Liquidity and Capital Resources

At December 31, 2006, we had working capital of $15,291,000, representing a decrease of $10,418,000 from our working capital balance of $25,709,000 at June 30, 2006. The net decrease in working capital resulted principally from the net loss allocable to our common stockholders during the six-month period ended December 31, 2006 of $6,963,000 and the non-cash benefit from the amortization of the up-front payment of the UCB Agreement. At December 31, 2006 long-term debt, net of discounts was $29,448,000, which consisted of $28,810,000 for the 5% Notes due 2008 and $638,000 for the New Jersey Economic Development Authority. During January and February 2007, based on requests from note holders, we converted $12,770,000 of the 5% Notes into shares of common stock.

During the six-month period ended December 31, 2006 the value of the derivative interest liability associated with the make-whole interest provision of the 5% Notes increased by approximately $915,000 as a result of the increase in the market price of our common stock.

The UCB Agreement provided us with $37.1 million (net of fees) of initial cash payments for the worldwide licensing rights of epratuzumab for autoimmune disease indications, as well as the for reimbursement of previously incurred costs for epratuzumab product development and clinical trials expenses for SLE. We expect to have adequate cash equivalents and short-term investments to fund our operations for at least the next twelve months. Cash requirements are expected to be at a lower level than in fiscal year 2006 due to decreased spending for clinical trials, as UCB has assumed the expenses for conducting the SLE Phase III clinical trials. However, we do not believe that we will have adequate cash at the expected spending level to complete our other research and development programs. As a result, we will require additional financial resources after we utilize our current liquid assets in order for us to continue our research and development programs, clinical trials of our product candidates and regulatory filings. Additional financing may not be available to us on terms we find acceptable, if at all, and the terms of such financing may cause substantial dilution to existing stockholders. If adequate funds are not available, we may be required to curtail significantly one or more of our research and development programs. If we obtain funds through collaborative partnerships, we may be required to relinquish rights to certain of our technologies or product candidates.

We continue to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of our proprietary technologies. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. Please refer to Part II Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility, a loan from the New Jersey Economic Development Authority used to fund the expansion of our facility and employment contracts in effect for our Chairman of the Board of Directors and the President and Chief Executive Officer. On February 7, 2007 we converted $16,809,000 of the remaining 5% Notes into an aggregate of approximately 6,400,000 shares of common stock. In addition, $1,263,000 of unpaid accrued interest and make-whole interest liabilities were settled as of the date of conversion through the issuance of approximately 350,000 shares of common stock. As of February 7, 2007 $726,000 remains outstanding. We have identified and quantified the significant commitments in the following table for the fiscal years ending June 30:

(in thousands)	Payments Due by Period

Contractual Obligation	2007	2008	2009	2010	2011	Thereafter	Total
Operating Lease(1)	$278	$556	$556	$556	$609	$7,933	$10,488
NJEDA Loan(2)	$648	1,284	—	—	—	—	$1,932
Employment Contracts(3)	$937	792	792	445	—	—	$2,966

TOTAL	$1,863	$2,632	$1,348	$1,001	$609	$7,933	$15,386

(1)	In November 2001, we renewed our operating lease for our Morris Plains, New Jersey facility for an additional term of 20 years expiring in October 2021 at an annual base rate of $545,000, which included an additional 15,000 square feet. The rent is fixed for the first five years and increases every five years thereafter.

(2)	In May 2003, we obtained a loan for $6,376,000 at a variable interest rate through the New Jersey Economic Development Authority, repayable monthly in 60 equal installments.

(3)	We have an employment contract with the Chairman of the Board of Directors, which expired June 30, 2006. The contract for the Chairman of the Board of Directors includes an automatic one-year extension to June 30, 2007, which includes a royalty agreement that continues for three years after the termination of his contract and is included above. On December 31, 2006, the Board of Directors entered into an employment contract with the Chief Executive Officer, which expires on December 30, 2008.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales or operating results during the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our holdings of financial instruments are comprised primarily of corporate debt securities and municipal bonds. All such instruments are classified as securities available for sale at December 31, 2006. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings also are exposed to the risks of changes in the credit quality of issuers. We typically invest in highly liquid debt instruments with fixed interest rates.

The table below presents the principal amounts of the restricted and unrestricted marketable securities and the related weighted-average interest rates by fiscal year of maturity for our investment portfolio as of December 31, 2006:

	2007	2008	2009	2010	2011	Total	Fair Value

	(in thousands)
Fixed rate	$18,469	—	—	—	—	$18,469	$18,465
Average interest rate	5.12%	—	—	—	—	5.12%	—

ITEM 4.	CONTROLS AND PROCEDURES

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

There were no other legal proceedings nor any material developments during the fiscal quarter ended December 31, 2006 in any of the legal proceedings described in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

We have incurred significant operating losses since our formation in 1982, and have never earned a profit since that time. As of December 31, 2006, we had an accumulated deficit of approximately $211,000,000, including a net loss of $6,963,000 for the six-month period ended December 31, 2006. In May 2006, we entered into an agreement with UCB, granting UCB the exclusive, worldwide license to develop, manufacture, market and sell epratuzumab, our humanized CD22 antibody, for all autoimmune disease indications. The only significant revenue we have earned to date has come from licensing arrangements through partnership arrangements with UCB and Amgen Inc., or Amgen and the limited sale of our two diagnostic imaging products in Europe and, to a lesser degree in the United States. We had previously licensed epratuzumab to Amgen in 2001, which agreement was terminated in April 2004. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic products and focus on our therapeutic pipeline. We have never received revenue from the commercialization of any therapeutic product. We expect to continue to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

Clinical trials involve the administration of a product candidate to patients who are already extremely ill, making patient enrollment often difficult and expensive. Moreover, even in ideal circumstances where the patients can be enrolled and then followed for the several months or more required to complete the study, the trials can be suspended, terminated or otherwise fail for any number of reasons, including:

•	later-stage clinical trials may raise safety or efficacy concerns not readily apparent in earlier trials;

•	unforeseen difficulties in manufacturing the product candidate in compliance with all regulatory requirements and in the quantities needed to complete the trial may be cost-prohibitive;

•	while underway, the continuation of clinical trials may be delayed, suspended or terminated due to modifications to the clinical trial’s protocols based on interim results obtained;

•	our collaboration partner may suspend or cease trials in their sole discretion;

•	during the long trial process, alternative therapies may become available which make further development of the product candidate impracticable; and

•	if we are unable to obtain the additional capital we need to fund all of the clinical trials we foresee, we may forced to cancel or otherwise curtail some important trials.

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

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•	$38,000,000 from UCB in May 2006 to license the rights to develop, manufacture and commercialize epratuzumab for the treatment of all autoimmune disease indications;

•	approximately $237,000,000 from the public and private sale of our debt and equity securities through December 31, 2006;

•	$18,000,000 from Amgen under our epratuzumab licensing agreement, which was terminated in 2004; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

With the agreement with UCB and receipt of the initial payments related thereto we will have sufficient funds for our research and development programs at least through the next twelve months. We intend to continue expending substantial capital on our research and development programs. We will eventually need to raise additional capital in order to obtain the necessary regulatory approvals and then be able to commercialize our other therapeutic products. Our capital requirements are dependent on numerous factors, including:

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

The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Biogen Idec, Genentech, Glaxo SmithKline, Hoffmann-LaRoche, Human Genome Sciences, Amgen, Millennium Pharmaceuticals, Protein Design Laboratories, Genmab, Medarex, Bristol-Myers Squibb and Bayer Schering Pharma AG, are engaged in the development of therapeutic autoimmune and oncology products. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Strategic Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, and certain companies with which we do business, including the Center for Molecular Medicine and Immunology, also known as the Garden State Cancer Center, or CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the six-month period ended December 31, 2006, we reimbursed CMMI a total of $45,000 for research activities conducted on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our Company also have responsibilities to both CMMI and us.

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

If our stock is delisted from the NASDAQ, we will make every possible effort to have it listed on the Over the Counter Bulletin Board, or the OTC Bulletin Board. If our common stock were to be traded on the OTC Bulletin Board, the Securities Exchange Act of 1934, as amended, and related Securities and Exchange Commission, or SEC, rules would impose additional sales practice requirements on broker-dealers that sell our securities. These rules may adversely affect the ability of stockholders to sell our common stock and otherwise negatively affect the liquidity, trading market and price of our common stock.

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

As of December 31, 2006, Dr. Goldenberg, our Chairman and Chief Strategic Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 15% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

We are also subject to Section 203 of the Delaware General Corporation Law, or the DGCL, which prohibits us from engaging in a business combination with any “interested” stockholder (as defined in Section 203 of the DGCL) for a period of three years from the date the person became an interested stockholder, unless certain conditions are met.

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

We believe that our limitation of officer and director liability assists us to attract and retain qualified employees and directors. However, in the event an officer, a director or the board of directors commits an act that may legally be indemnified under Delaware law, we will be responsible to pay for such officer(s) or director(s) legal defense and potentially any damages resulting there from. Furthermore, the limitation on director liability may reduce the likelihood of derivative litigation against directors, and may discourage or deter stockholders from instituting litigation against directors for breach of their fiduciary duties, even though such an action, if successful, might benefit our stockholders and us. Given the difficult environment and potential for incurring liabilities currently facing directors of publicly-held corporations, we believe that director indemnification is in our and our stockholders’ best interests because it enhances our ability to attract and retain highly qualified directors and reduce a possible deterrent to entrepreneurial decision-making.

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

Our annual meeting of stockholders, or the Annual Meeting, was held on December 6, 2006. A quorum of 55,423,081 shares of common stock was represented in person or by proxy out of a total of 57,538,031 shares of common stock issued and outstanding and entitled to vote at the Annual Meeting (96.3%).

The matters that were voted on at the Annual Meeting were:

(A) A proposal to elect the following persons to our Board of Directors to serve until the 2007 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified:

Dr. David M. Goldenberg;

Cynthia L. Sullivan;

Dr. Morton Coleman;

Dr. Marvin E. Jaffe;

Brian A. Markison;

Mary E. Paetzold;

Richard R. Pivirotto; and

Don C. Stark.

(B) A proposal to approve Immunomedics, Inc. 2006 Stock Incentive Plan authorizing up to 12,000,000 shares of common stock for issuance, which is comprised of 6,736,625 shares of common stock available for issuance under the Immunomedics, Inc. 2002 Stock Option Plan and an additional increase of 5,263,375 shares of common stock.

(C) A proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2007.

The results of the votes of the Annual Meeting were as follows:

Proposal	For	Against/Withheld
Election of the following persons to our Board of Directors:

Dr. David Goldenberg	51,366,233	4,056,848
Cynthia L. Sullivan	50,975,797	4,447,284
Dr. Morton Coleman	51,607,153	3,815,928
Dr. Marvin E. Jaffe	51,679,204	3,743,877
Brian A. Markison	51,700,454	3,722,627
Mary E, Paetzold	51,621,580	3,801,501
Richard R. Pivirotto	51,635,870	3,787,211
Don C. Stark	51,636,330	3,786,751

	Number of Shares of Common Stock
Proposal	For	Against	Abstain
Approval of the Immunomedics, Inc. 2006 Stock Incentive Plan	22,230,001	6,135,004	100,449

	Number of Shares of Common Stock
Proposal	For	Against	Abstain
Ratification of the appointment of Ernst & Young LLP, as our independent registered public accounting firm for the fiscal year ending June 30, 2007	54,312,767	929,076	181,237

Accordingly, our stockholders elected Dr. David M. Goldenberg, Cynthia L. Sullivan, Dr. Morton Coleman, Dr. Marvin E. Jaffe, Brian A. Markison, Mary E. Paetzold, Richard R. Pivirotto and Don C. Stark to serve until our 2007 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified. Our stockholders also approved the Immunomedics, Inc. 2006 Stock Incentive Plan and ratified the appointment of Ernst & Young LLP, as our independent registered public accounting firm for the fiscal year ending June 30, 2007.

On January 8, 2007 Richard R. Pivirotto passed away. A search for a successor to the Board of Directors is in process.

ITEM 5.	OTHER INFORMATION

On February 6, 2007, we elected, pursuant to Section 12.1(b) of that certain Indenture dated as of April 29, 2005, by and among Immunomedics, Inc., Law Debenture Trust Company of New York as Trustee, and Bank of New York, as successor in interest to JPMorgan Chase Bank, N.A. as Registrar, Paying Agent and Conversion Agent, or the Indenture, to convert $16,809,000 of the outstanding 5% Senior Convertible Notes due 2008, or Notes, into shares of the Company’s common stock, effective immediately.

As provided in Section 12.1(b) of the Indenture, the closing stock price of our common stock, $0.01 par value per share (as listed on the NASDAQ Global Market), has exceeded 150% of the Conversion Price (as such term is defined in the Indenture) for at least twenty (20) trading days during the last thirty (30) consecutive trading day period. In accordance with this Section 12.1(b), we elected to convert a portion of the remaining outstanding 5% Notes up to the amount allowed under the terms of the Indenture. The Company converted $16,809,000 of the 5% Notes. We anticipate that we will issue an aggregate of approximately 6,750,000 shares of common stock in settlement of outstanding principal and accrued interest and make-whole interest payment.

ITEM 6.	EXHIBITS

10.1	Amended and Restated Employment Agreement, dated as of December 31, 2006, between Immunomedics, Inc. and Cynthia L. Sullivan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 3, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

February 8, 2007	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

February 8, 2007	By:	/s/ Gerard G. Gorman
Gerard G. Gorman
Senior Vice President, Finance and Business Development, and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Amended and Restated Employment Agreement, dated as of December 31, 2006, between Immunomedics, Inc. and Cynthia L. Sullivan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 3, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.