Form 10-Q
period 2007-03-31
IMMUNOMEDICS INC
filed 2007-05-09
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of shares of the registrant’s common stock outstanding as of May 7, 2007 was 75,011,664.

IMMUNOMEDICS, INC.

		Page No.
PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

	Consolidated Balance Sheets as of March 31, 2007 (unaudited) and June 30, 2006	3

	Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended March 31, 2007 (unaudited) and 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2007 (unaudited) and 2006 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

ITEM 4.	CONTROLS AND PROCEDURES	34

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	35

ITEM 1A.	RISK FACTORS	37

ITEM 5.	OTHER INFORMATION	49

ITEM 6.	EXHIBITS	50

SIGNATURES		51

EXHIBIT INDEX		52

ITEM 1.	FINANCIAL STATEMENTS

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	June 30, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,425,084	$40,877,766
Marketable securities	15,316,000	948,820
Accounts receivable, net of allowance for doubtful accounts of $116,000 and $117,000, at March 31, 2007 and June 30, 2006, respectively	639,169	498,612
Inventory, net of reserve for obsolescence of $0 and $66,000 at March 31, 2007 and June 30, 2006, respectively	526,250	541,030
Other current assets	716,807	602,736
Restricted cash and securities- current portion	1,275,200	1,275,200

Total current assets	30,898,510	44,744,164
Property and equipment, net of accumulated depreciation of $18,052,175 and $16,837,826, at March 31, 2007 and June 30, 2006, respectively	7,655,961	8,496,060
Restricted securities- long-term portion	318,800	1,275,200
Other long-term assets	630,941	1,362,419

	$39,504,212	$55,877,843

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current portion of long-term debt	$1,275,200	$1,275,200
Accounts payable and accrued expenses	5,824,708	7,090,754
Deferred revenues –current portion	—	10,669,231

Total current liabilities	7,099,908	19,035,185

Long-term debt	1,015,717	29,525,377
Deferred revenues –long-term portion	31,145,385	25,810,769
Minority interest	102,825	182,000
Commitments and Contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2007 and June 30, 2006;	—	—
Common stock, $0.01 par value; authorized 110,000,000 shares; issued and outstanding, 69,804,128 shares at March 31, 2007 and 57,538,031 at June 30, 2006, respectively	698,042	575,380
Capital contributed in excess of par	215,375,796	184,651,409
Treasury stock, at cost, 34,725 shares	(458,370)	(458,370)
Accumulated deficit	(215,883,585)	(203,780,087)
Accumulated other comprehensive income	408,494	336,180

Total stockholders’ equity (deficit)	140,377	(18,675,488)

	$39,504,212	$55,877,843

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
		(unaudited)
Revenues:
Product sales	$839,438	$1,142,461	$2,160,146	$1,685,186
License fee and other revenues	32,577	83,250	5,373,443	246,931
Research and development	67,145	89,523	134,285	268,570

Total revenues	939,160	1,315,234	7,667,874	2,200,687

Costs and Expenses:
Costs of goods sold	118,243	186,984	299,348	387,639
Research and development	4,535,438	4,654,183	14,889,966	17,432,526
Sales and marketing	214,269	151,417	539,216	490,797
General and administrative	961,692	1,015,830	2,729,729	3,026,780

Total costs and expenses	5,829,642	6,008,414	18,458,259	21,337,742

Operating loss	(4,890,482)	(4,693,180)	(10,790,385)	(19,137,055)
Loss on change in fair value of warrants	—	—	—	(269,988)
Interest and other income	356,115	101,949	1,243,895	417,037
Interest expense	(595,534)	(1,174,887)	(3,226,028)	(4,705,593)
Minority interest	30,927	22,360	79,175	73,216
Foreign currency transaction gain	2,490	737	30,122	978

Loss before income tax benefit	(5,096,484)	(5,743,021)	(12,663,221)	(23,621,405)
Income tax (expense) benefit	(44,021)	—	559,723	514,350

Net loss	$(5,140,505)	$(5,743,021)	$(12,103,498)	$(23,107,055)

Per share data (basic and diluted):
Net loss	$(0.08)	$(0.10)	$(0.20)	$(0.42)

Weighted average number of common shares outstanding	65,000,333	55,670,994	60,065,038	54,606,327

Comprehensive loss:
Net loss	$(5,140,505)	$(5,743,021)	$(12,103,498)	$(23,107,055)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	13,131	29,330	55,780	16,466
Unrealized gain on securities available for sale –net	3,284	12,919	16,534	18,795

Other comprehensive income	16,415	42,249	72,314	35,261

Comprehensive loss	$(5,124,090)	$(5,700,772)	$(12,031,184)	$(23,071,794)

See accompanying notes to unaudited consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net loss	$(12,103,498)	(23,107,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,214,349	1,323,115
Amortization of deferred revenue	(5,334,615)	—
Non-cash interest charges related to 5% senior convertible notes, net	2,621,376	2,509,594
Minority interest	(79,175)	(73,216)
Credit for allowance for doubtful accounts	(940)	(24,557)
Inventory reserve	—	4,900
Amortization of premiums of marketable securities	15,745	85,432
Loss on change in fair value of warrants	—	269,988
Non-cash expense relating to issuance of stock options	292,231	21,871
Payment of interest expense with common stock	757,624	791,628
Changes in operating assets and liabilities	(1,200,900)	(1,190,299)
Other	55,780	16,466

Net cash used in operating activities	(13,762,023)	(19,372,133)

Cash flows from investing activities:
Purchases of marketable and restricted securities	(162,479,960)	(1,150,000)
Proceeds from sales and maturities of marketable securities	149,050,000	4,213,671
Purchases of property and equipment	(374,250)	(120,786)

Net cash (used in) provided by investing activities	(13,804,210)	2,942,885

Cash flows from financing activities:
Release of restricted funds from escrow	—	14,300,000
Exercise of stock options	69,951	95,250
Payments of debt	(956,400)	(956,400)

Net cash (used in) provided by financing activities	(886,449)	13,438,850

Net decrease in cash and cash equivalents	(28,452,682)	(2,990,398)
Cash and cash equivalents, beginning of period	40,877,766	11,937,483

Cash and cash equivalents, end of period	$12,425,084	$8,947,085

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

1.	Business Overview and Basis of Presentation

The accompanying unaudited consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2006 has been derived from the Company’s audited 2006 consolidated financial statements. Operating results for the three and nine-month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2007, or any other period.

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

As of March 31, 2007, the Company had unrestricted cash, cash equivalents and marketable securities totaling $27,741,000. By entering into the May 9, 2006 Development, Collaboration and License Agreement, (the “UCB Agreement”) with UCB, S.A. (“UCB”) (see Note 7) with the receipt of the initial payments related thereto and the sale of securities in May 2007 (see Note 11), the Company has sufficient funds to fund its operations and continue its research and development programs for at least the next twelve months. Cash requirements in fiscal year 2007 are expected to be at a level lower than in fiscal year 2006 due to decreased spending for clinical trials, as UCB has assumed the financial responsibilities of completing the clinical and regulatory submissions of epratuzumab for systemic lupus erythematosus (“SLE”) and any other autoimmune disease indication. However, research and development activities are expected to expand over time and the Company does not believe it will have adequate cash to complete its other research and development compounds in its development pipeline in line with its corporate strategy. As a result, Immunomedics will continue to require additional financial resources in order to continue its research and development programs, clinical trials of product candidates and regulatory filings.

Immunomedics has never achieved profitable operations and there is no assurance that profitable operations, even if achieved, can be sustained on a continuing basis. The Company’s future operations are dependent on, among other things, revenues from licensing agreements, market acceptance of any future therapeutic products, and the success of its commercialization efforts. Since its inception in 1982, Immunomedics’ principal source of funds has been the private and public sale of debt and equity securities and, to a lesser extent, revenues from licensing. There can be no assurance that Immunomedics will be able to raise the additional capital it will need on commercially acceptable terms if at all. If it is unable to raise capital on acceptable terms, its ability to continue its business will be materially and adversely affected.

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

Immunomedics’ investments in marketable securities and restricted securities are classified as securities that are available for sale. The marketable securities portfolio at March 31, 2007 primarily consisted of long-term auction rate bonds that are tied to short-term interest notes that are reset through a “dutch auction” process that occurs every 28 days.

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

Inventory

Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. As of March 31, 2007, the inventory balance consisted of finished goods ($331,250) and work in process ($195,000).

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

Revenue Recognition

The Company accounts for revenue arrangements that include multiple deliverables in accordance with Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying the guidance, revenue arrangements with multiple deliverables can only be considered as separate units of accounting if: a) the delivered item has value to the customer on a standalone basis, b) there is objective and reliable evidence of the fair value of the undelivered items, and c) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition. The Company concluded that the UCB Agreement should be accounted for as a single unit of accounting and at the time of the UCB Agreement, began amortizing the $38 million payment received over the expected obligation period, which was initially estimated to end in November 2009.

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

In January 2007, UCB decided to stop further new patient enrollment into the SLE clinical trials designed and initiated by the Company. Investigators were advised by UCB of this decision, and protocol amendments have been submitted to Institutional Review Boards to seek approval to treat patients with SLE who demonstrated clinical benefit in these trials. At that time, UCB and its experts in the field of SLE believed that the existing clinical trial protocols should be revised, including potential changes to patient enrollment criteria as such changes may result in more rapid patient enrollment.

In early March 2007, based on continuing discussions and information provided by UCB during the third quarter of fiscal 2007, the Company determined that UCB terminated the SLE clinical trials designed and initiated by Immunomedics. UCB and their experts in the field of SLE have decided to establish new protocols under which new clinical trials for the treatment of SLE would be conducted. The clinical trial data from the recently stopped trials collected to date are extremely valuable and will be analyzed as support for the new clinical trials. The protocols for the new SLE clinical trials will need to be reviewed and approved by the regulatory authorities. As a result of the UCB decision, the Company is no longer able to determine when these clinical trials will take place nor can it determine how these decisions will impact its obligation period under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, the Company ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. The Company has been advised by UCB that it remains committed to developing epratuzumab for the treatment of SLE.

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

Revenue from the sale of diagnostic products is recorded when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. Allowances, if any, are established for uncollectible amounts, estimated product returns and discounts.

Research and Development Costs

Research and development costs are expensed as incurred.

Make-Whole Interest Derivative Liability

The holders of the Company’s 5% Senior Convertible Notes due May 2008 (the “5% Notes”) who convert the 5% Notes will also receive on the date of conversion a payment equal to the amount of accrued and unpaid interest, less interest actually previously paid or provided for, up to and including the maturity date of the 5% Notes, known as the “make-whole” interest payment. The make-whole interest payment is considered a bifurcated derivative since the embedded call option can accelerate the settlement of the interest component of the debt cost at the holder’s option. Changes in the fair value of the make-whole interest payment are recorded in current period operations as a component of interest expense. The fair value of this instrument was recorded in the consolidated balance sheet as derivative interest liability and is classified in accounts payable and accrued expenses. The initial value of the derivative interest liability associated with the make-whole interest provision of $751,000 was recorded as additional debt discount and is either being amortized to interest expense over the remaining life of the 5% Notes or classified to paid in capital for the 5% Notes that were converted into shares of common stock. As of March 31, 2007 all but $726,000 of the 5% Notes have been converted into shares of common stock, with the make-whole interest derivative liability reduced to approximately $54,000.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities relate to the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements and tax returns. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. All of the Company deferred tax assets which substantially relate to U.S. federal and state Net Operating Losses (“NOLs”), have been fully reserved.

Benefits received resulting from the sale of certain of our State of New Jersey NOLs are recognized as a tax benefit when the NOL is approved for sale by the State of New Jersey. During the nine-month periods ended March 31, 2007 and 2006, the Company sold and received benefits of approximately $647,000 and $514,000, respectively, as a result of the State of New Jersey NOLs.

Income taxes are provided for profitable foreign jurisdictions at the applicable effective tax rate. During the nine-month period ended March 31, 2007, the Company provided income taxes of $87,000 relating to foreign operations, however, no income taxes were provided for in the previous year due to losses in those jurisdictions for the nine-month period ended March 31, 2006.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the nine-month periods ended March 31, 2007 and 2006. The common stock equivalents excluded from the diluted per share calculation are 8,690,000 and 19,897,900 shares at March 31, 2007 and 2006, respectively.

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

Share Incentive Plan

At the Annual Stockholder Meeting on December 6, 2006, the Company’s stockholders approved the Immunomedics, Inc. 2006 Stock Incentive Plan (“2006 Stock Incentive Plan”). The plan was created with the intention to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive to remain with the organization. The approval authorized 12,000,000 shares of common stock for issuance, which was comprised of 6,736,625 shares of common stock previously available under the 2002 Employee Share Option Plan (the “2002 Plan”), including 5,349,700 shares subject to outstanding options and an additional 5,263,375 shares of common stock.

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

During the second half of the 2005 fiscal year the Company’s Board of Directors approved the acceleration of vesting of all outstanding stock options (the “Acceleration”). The exercise price of all stock options was above market value at the time of the Acceleration. In accordance with SFAS 123, the Company expensed the remaining unrecognized compensation cost associated with the options with accelerated vesting in the pro forma disclosure in its June 30, 2005 financial statements. These actions were taken in order to avoid expense recognition in future financial statements upon adoption of FAS 123(R). The total additional compensation cost would have been approximately $8,100,000, of which approximately $1,789,000 and $3,084,000 would have been recorded for the nine-month periods ended March 31, 2007 and 2006, respectively.

The fair value of each option granted during the nine-month periods ended March 31, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the following table:

	Nine-month period ended March 31,
	2007	2006
Expected dividend yield	0%	0%
Expected option term (years)	6.25	6.25
Expected stock price volatility	94%	113%
Risk-free interest rate	4.50-4.80%	4.33-4.85%

The weighted average fair value at the date of grant for options granted during the nine-month periods ended March 31, 2007 and 2006 were $2.09 and $1.74 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees (10%), and executive officers and outside directors (5%) within the valuation model. The expected term of options granted represents the period of time that options granted is expected to be outstanding. Expected stock price volatility was calculated on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the nine-month period ended March 31, 2007 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2006	5,254,200	$7.92
Granted	110,500	$2.09
Exercised	(34,650)	$2.02
Forfeitures	(22,000)	$2.61
Cancellations	(23,250)	$10.02

Outstanding, March 31, 2007	5,284,800	$7.85	5.65	$4,112,839

Exercisable, March 31, 2007	4,570,800	$8.68	5.10	$2,648,349

The Company has 714,000 non-vested options outstanding. As of March 31, 2007, there was $1,005,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 3.1 years.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). This authoritative interpretation clarifies and standardizes the manner by which companies will be required to account for uncertain tax positions. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. Immunomedics will be required to adopt FIN 48 no later than the quarter beginning July 1, 2007. Immunomedics does not expect that there will be a material impact on its consolidated financial results upon adoption.

3.	Marketable Securities and Restricted Securities

Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as a separate component of accumulated other comprehensive loss. Immunomedics considers all of its current investments to be available-for-sale. Marketable securities and restricted securities at March 31, 2007 and June 30, 2006 consist of the following ($ in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
March 31, 2007
Eurodollar securities	$1,860	$—	$—	$1,860
Long-term bonds at short-term interest rates	15,050	—	—	15,050

	$16,910	$—	$—	$16,910

June 30, 2006
Municipal Bonds/Agency	$3,016	$—	$(17)	$2,999
Corporate Debt Securities	500	—	—	500

	$3,516	$—	$(17)	$3,499

Restricted marketable securities at March 31, 2007 and June 30, 2006 of approximately $1,594,000 and $2,550,000 respectively, are included in the table above.

4.	Property and Equipment

Property and equipment consists of the following ($ in thousands):

	March 31, 2007	June 30, 2006
Machinery and equipment	$6,047	$5,751
Leasehold improvements	17,458	17,418
Furniture and fixtures	807	800
Computer equipment	1,396	1,364

	25,708	25,333
Accumulated depreciation and amortization	(18,052)	(16,837)

	$7,656	$8,496

5.	Geographic Segments

Immunomedics manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based products for cancer, autoimmune and other serious diseases, and it currently reports as a single industry segment. Immunomedics markets and sells its products in the United States and throughout Europe.

The following table presents financial information based on the geographic location of the facilities of Immunomedics for the three and nine-month periods ended March 31, 2007 and 2006 ($ in thousands):

	Three-Months Ended March 31, 2007
	United States	Europe	Total
Total assets	$36,434	$3,070	$39,504
Property and equipment, net	7,655	1	7,656
Revenues	156	783	939
Income (loss) before taxes	(5,206)	110	(5,096)

	Three-Months Ended March 31, 2006
	United States	Europe	Total
Total assets	$22,812	$3,098	$25,910
Property and equipment, net	8,948	2	8,950
Revenues	218	1,097	1,315
Income (loss) before taxes	(6,068)	325	(5,743)

	Nine-Months Ended March 31, 2007
	United States	Europe	Total
Revenues	$5,617	$2,051	$7,668
Income (loss) before taxes	(12,936)	273	(12,663)

	Nine-Months Ended March 31, 2006
	United States	Europe	Total
Revenues	$698	$1,503	$2,201
Income (loss) before taxes	(23,611)	(10)	(23,621)

6.	Related Party Transactions

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

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $80,000 and $48,000 for the nine-month periods ended March 31, 2007 and 2006, respectively. It also provides to CMMI, at no cost, laboratory materials and supplies. The Company incurred legal expenses on behalf of CMMI for patent related matters for the nine-month period ended March 31, 2007, of $34,000 as compared to $127,000 for the nine-month period ended March 31, 2006. The Company has first rights to license those patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

For each of the nine-month periods ended March 31, 2007 and 2006, Dr. Goldenberg received $41,250 and $18,333, respectively, in compensation for his services to IBC.

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

As part of his employment agreement, Dr. Goldenberg is entitled to receive revenue incentive compensation which includes one-half of one percent (0.5%) on cumulative annual net sales of, royalties on, certain equivalents thereof, and, to the extent approved by the Board of Directors, other consideration received by Immunomedics for such products, up to a cumulative annual aggregate of $75,000,000, and one-quarter of one percent (0.25%) on any cumulative Annual Net Revenue in excess of $75,000,000. A $100,000 annual minimum payment must be paid to Dr. Goldenberg in quarterly installments of $25,000 against all revenue incentive compensation. For the nine-month periods ended March 31, 2007 and 2006 no payments were made for revenue incentive compensation other than the $25,000 minimum quarterly payments.

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

The Company determined that all elements under the collaboration and co-promotion agreement should be accounted for as a single unit of accounting under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In accordance with SAB No. 104 (Topic 13, Revenue Recognition), deferral of revenue is appropriate regarding nonrefundable, upfront fees received in single unit of accounting arrangements. As the Company has continuing obligations under the UCB Agreement, and as significant development risk remains, the

Company recorded the $38 million non-refundable payment as deferred revenue. Through December 31, 2006 the Company amortized this amount over the estimated obligation period, which was the Company’s best estimate of the period of time required for the parties to fulfill their obligations under the UCB Agreement, (originally approximately three and one-half years). Accordingly, the Company recognized $5,335,000 as license fee revenues through the six-month period ended December 31, 2006.

On September 26, 2006, UCB decided to temporarily suspend the clinical trials of epratuzumab for patients with SLE. This suspension was implemented due to UCB’s concerns regarding the sterility assurance in the final product. This was a voluntary precautionary step, as there had been no reports of clinical safety issues regarding this matter. As a result of this step, the FDA and certain other regulatory authorities instituted a clinical hold status of these trials. On November 14, 2006 the FDA notified UCB that the clinical hold on existing trials with epratuzumab in patients with lupus was lifted. The Company did not incur significant expenses regarding this temporary suspension.

In January 2007, UCB decided to stop further new patient enrollment into the SLE clinical trials designed and initiated by the Company. Investigators were advised by UCB of this decision, and protocol amendments have been submitted to Institutional Review Boards to seek approval to treat patients with SLE who demonstrated clinical benefit in these trials. At that time, UCB and its experts in the field of SLE believed that the existing clinical trial protocols should be revised, including potential changes to patient enrollment criteria as such changes may result in more rapid patient enrollment.

In early March 2007, based on continuing discussions and information provided by UCB during the third quarter of fiscal 2007, the Company determined that UCB terminated the SLE clinical trials designed and initiated by the Company. UCB and their experts in the field of SLE have decided to establish new protocols under which new clinical trials for the treatment of SLE would be conducted, which may result in more rapid patient enrollment. The clinical trial data from the recently stopped trials collected to date are extremely valuable and will be analyzed as support for the new clinical trials. The protocols for the new SLE clinical trials will need to be reviewed and approved by the regulatory authorities. As a result of this decision in March, the Company is no longer able to determine when these clinical trials will take place nor can it determine how these decisions will impact its obligation period under the terms of the agreement with UCB.

Accordingly, beginning with the third quarter of fiscal 2007, the Company ceased amortizing to revenue the deferred revenue recorded with the receipt of the upfront payment from UCB at the inception of the license agreement, until such time as the obligation period is reasonably determinable. The unamortized deferred revenue from UCB ($31,145,000) has been recorded as long-term Deferred Revenue in the accompanying consolidated balance sheet.

In June 2002, the Company granted a non-exclusive license to Daiichi Pure Chemicals Co. (which expired in April 2006), under Immunomedics’ carcinoembryonic antigen (“CEA”) patents. The Company recorded a royalty of $218,000 for the nine-month period ended March 31, 2006, as “License fee and other revenues” under that license.

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

The make-whole interest payment is considered a bifurcated derivative since the embedded call option can accelerate the settlement of the interest component of the debt host at the holder’s option. Since this instrument is bifurcated, changes in the fair value of the make-whole interest payment are recorded in current period operations. At March 31, 2007, the fair value of this instrument was approximately $54,000 and is recorded in the consolidated balance sheet as derivative interest liability in accounts payable and accrued expenses. The changes in the derivative interest liability associated with its fair value were recorded as a credit of $767,000 to interest expense for the nine-month period ended March 31, 2007, compared to a charge to interest expense of $578,000 for the nine-month period ended March 31, 2006.

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

During the nine-month periods ended March 31, 2007 and 2006, $29,579,000 and $6,326,000 of the 5% Notes were converted into shares of common stock at the request of the 5% Notes’ holders, or at the direction of the Company in accordance with the terms of the 5% Notes Agreement. For the nine-month period ended March 31, 2007 the interest related payment due to the Note holders at the conversion date, including the accrued interest and make-whole interest payment was approximately $2,223,000 was paid for in 601,172 shares of common stock. For the nine-month period ended March 31, 2006 approximately $792,000 was paid for in 286,171 shares in common stock.

As part of the transaction, the Company included detachable warrants (the “Warrants”) to purchase additional shares of the Company’s common stock. The Warrants are converted into shares of the Company’s common stock at a rate of 76.394 shares of common stock for each $1,000 amount of principal 5% Notes. The Warrants are exercisable at $2.98 per warrant share. The Warrants expire in April 2008.

The Company accounted for the proceeds received from the 5% Notes under the guidance of APB 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The proceeds received from the issuance of debt and stock warrants were allocated between the two components based on the relative fair values of the two securities at the time of issuance (April 29, 2005). The portion of the proceeds allocated to the Warrants was initially valued at $3,687,000. The resulting debt discount will either be amortized as a component to interest expense over the life of the 5% Notes (resulting in an adjustment of the stated interest yield) or classified to paid in capital for the 5% Notes that were converted into shares of common stock.

The Warrants were recorded as a liability in the balance sheets in accordance with EITF 00-19-Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, since at the time of issuance of the notes the Company did not have sufficient authorized and unissued shares available to settle the detachable warrant contract. In accordance with EITF 00-19, all assets and liability contracts are revalued each reporting period and changes in the fair value of the contract are recorded in earnings, (see Note 9).

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

The costs incurred as part of the transaction for private placement of the 5% Senior Convertible Notes (approximately $2,507,000) are either being amortized over 36 months and are reported as interest expense, or classified to paid in capital for the 5% Notes that are converted into shares of common stock. For the nine-month periods ended March 31, 2007 and 2006, the Company amortized $437,000 and $606,000, respectively, to interest expense. The amortization of debt discount was $729,000 and $1,325,000 for the nine-month periods ended March 31, 2007 and 2006, respectively.

Total interest expense and related amortization expense for the 5% Notes for the nine-month periods ended March 31, 2007 and 2006 were $3,142,000 and $4,601,000, respectively.

In May 2003, Immunomedics completed a $6,376,000 bond financing with the New Jersey Economic Development Authority, pursuant to which Immunomedics was able to refinance its capital investment in a new manufacturing facility at a rate of interest below that which would have otherwise been available. The interest rate on the bonds was approximately 5.47% at March 31, 2007. In connection with this financing, Immunomedics granted certain security interests to the New Jersey Economic Development Authority with respect to its properties and assets, and agreed to become subject to certain customary affirmative as well as restrictive covenants, none of which it believes will affect its business or operations in any material respect. In addition, the bonds are subject to mandatory redemption, if the fair value of the Company’s collateralized assets falls below the outstanding loan balance. The Company’s collateral is recorded as restricted securities in the balance sheet. Restricted securities include highly liquid, marketable securities. At March 31, 2007, the Company’s indebtedness under this financing was approximately $1,594,000 due in equal monthly installments over the next 15 months. For the nine-month periods ended March 31, 2007 and 2006, the Company incurred interest expense of approximately $84,000 and $104,000, respectively. Interest and principal payments are due monthly.

9.	Stockholders Equity

During the nine-month period ended March 31, 2007, holders of 5% Notes converted an aggregate of $12,770,000 of the 5% Notes principal and the Company paid approximately $960,000 of interest due to the Notes’ holders in shares of common stock. In addition, on February 7, 2007, in accordance with the terms of the 5% Notes, the Company caused the holders of the 5% Notes to convert an aggregate of $16,809,000 of the 5% Notes principal, and the Company paid approximately $1,263,000 of interest due to these Notes’ holders in shares on common stock. These transactions resulted in the issuance of 11,890,873 shares of the Company’s common stock.

During the nine-month period ended March 31, 2006, holders of 5% Notes converted an aggregate of $6,326,000 and the Company paid approximately $792,000 of interest due to the Notes’ holders in shares of common stock. These transactions resulted in the issuance of 2,700,677 shares of the Company’s common stock.

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

On May 19, 2004 and July 20, 2004, in a counter suit to our actions of December 22, 2003, Roche filed nullity actions in German and United Kingdom courts, respectively, challenging our patents relating to an improved method of disease therapy in combination with cytotoxic agents, wherein cytokines are used to prevent, mediate or reverse radiation-induced, drug-induced or antibody-induced toxicity, especially to hematopoietic cells. On December 1, 2004, the Company agreed to settle the United Kingdom patent litigation by surrendering the United Kingdom patent. In accordance with United Kingdom legal rules, Roche made an application for payment of its attorney’s fees and other costs to the court. We agreed on a resolution with Roche, which was subsequently settled. The related charges for this litigation were included in the General and Administrative expenses in the Statement of Operations for the year ended June 30, 2005. In the German action the Company is defending the patent with amended claims. On March 8, 2007 at the German Patent Court oral proceedings, the Court rejected the Company’s patent claims, but without any liability assessed to the Company. The Company is consulting with the patent attorneys with regard to an appeal of this decision.

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

On October 12, 2006, the Company was sued by the same former employee noted above as well as two other parties claiming rights to the patents, seeking a declaration that (i) a certain written agreement executed by the former employee at or about the time he commenced work for the Company does not obligate the former employee to assign to the Company three patent applications filed by him after he ceased working for the Company, (ii) the Company has no ownership rights in said patent applications, and (iii) a certain Recordation Form Cover Sheet that the Company filed with the United States Patent and Trademark Office (“PTO”) with respect to two of the three patent applications was invalid and unenforceable. Plaintiffs further seek a permanent injunction requiring the Company to withdraw the Recordation Form Cover Sheet that was filed with the PTO. The Company intends to vigorously defend this action.

During the nine-month period ended March 31, 2007, a dispute arose with a vendor regarding the value of services performed on behalf of the Company. The Company is working with the vendor to negotiate a resolution to the matter and have accrued an amount representing the low end of the range that is expected to settle the matter. Negotiations are currently ongoing. The Company does not expect the ultimate resolution will be material to the Company’s financial position, cash flow or results of operations for the full fiscal year.

11.	Subsequent Events

Subsequent to March 31, 2007 the Company received a request from a holder of the 5% Notes to convert an aggregate of the remaining $726,000 of the 5% Notes into shares of common stock at $2.62 per share in accordance with the Indenture to 5% Notes. In addition, the accrued interest and the related make-whole interest payment of approximately $55,000 were also settled as of the date of conversion through the issuance of 292,116 shares of common stock.

On May 7, 2007, the Company closed an offering to certain institutional investors pursuant to which the Company issued and sold an aggregate of 4,848,485 registered shares of its common stock at $4.95 per share, through a registered direct offering, for aggregate net proceeds of approximately $22.3 million. The shares of common stock offered by the Company in this transaction were registered under the Company’s existing shelf registration statement (File No. 333-114810) on Form S-3, which was declared effective by the Securities and Exchange Commission on May 25, 2004.

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

From our inception in 1982 until March 31, 2007, we had an accumulated deficit of approximately $216,000,000 and have never earned a profit. On May 9, 2006, we entered into a Development, Collaboration and License Agreement or the UCB Agreement, with UCB, S.A., or UCB, providing UCB an exclusive worldwide license to develop, manufacture, market and sell “epratuzumab”, our humanized CD22 antibody, for the treatment of all autoimmune disease indications. Under the terms of the UCB Agreement, we retain the rights to develop epratuzumab in the field of oncology, and UCB has the right to acquire development and commercialization rights to epratuzumab with respect to cancer indications at anytime prior to the first commercial sales thereof. If UCB exercises its buy-in right with respect to epratuzumab in the field of oncology, UCB will reimburse us for the development cost actually incurred, plus a buy-in fee.

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

Pursuant to the terms of the UCB Agreement, UCB has assumed the financial responsibilities of completing the clinical and regulatory submissions of epratuzumab for SLE. On September 26, 2006, UCB decided to temporarily suspend the clinical trials of epratuzumab for patients with SLE. This suspension was implemented due to UCB’s concerns regarding the sterility assurance in the final product. This was a voluntary precautionary step as there have been no reports of clinical safety issues regarding this matter. As a result of this step, the Food and Drug Administration, or the FDA and certain other regulatory authorities instituted a clinical hold status of these trials. On November 14, 2006 the FDA notified UCB that the clinical hold on existing trials with epratuzumab in patients with lupus was lifted.

In January 2007, UCB decided to stop further new patient enrollment into the SLE clinical trials designed and initiated by the Company. Investigators were advised by UCB of this decision, and protocol amendments have been submitted to Institutional Review Boards to seek approval to treat patients with SLE who demonstrated clinical benefit in these trials. At that time, UCB and its experts in the field of SLE believed that the existing clinical trial protocols should be revised, including potential changes to patient enrollment criteria as such changes may result in more rapid patient enrollment.

In early March 2007, based on continuing discussions and information provided by UCB during the third quarter of fiscal 2007, we determined that UCB terminated the SLE clinical trials designed and initiated by Immunomedics. UCB and their experts in the field of SLE have decided to establish new protocols under which new clinical trials for the treatment of SLE would be conducted. The clinical trial data from the recently stopped trials collected to date are extremely valuable and will be analyzed as support for the new clinical trials. The protocols for the new SLE clinical trials will need to be reviewed and approved by the regulatory authorities. As a result of the UCB decision we are no longer able to determine when these clinical trials will take place nor can we determine how these decisions will impact our obligation period under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, we ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. We have been advised by UCB that it remains committed to developing epratuzumab for the treatment of SLE.

As of March 31, 2007, we had unrestricted cash, cash equivalents and marketable securities totaling $27,741,000. On May 7, 2007 the Company sold 4,848,485 shares of its common stock, resulting in net proceeds to the Company of approximately $22.3 million through a registered direct offering. The shares were sold to institutional investors at a price of $4.95 per share. By entering into the UCB Agreement and the sale of 4,848,485 shares of common stock in May 2007, we have sufficient funds to continue our research and development programs for at least the next twelve months. Cash requirements in fiscal year 2007 are expected to be at a lower level than in fiscal year 2006 due to decreased spending for clinical trials, as UCB has assumed the expenses for conducting the SLE Phase III clinical trials. However, we do not believe that we will have adequate cash at the expected spending level to complete our other research and development programs. As a result, we will require additional financial resources in order for us to continue our research and development programs, clinical trials of our product candidates and regulatory filings. Additional financing may not be available to us on terms we find acceptable, if at all, and the terms of such financing may cause substantial dilution to existing stockholders. If adequate funds are not available, we may be required to curtail significantly one or more of our research and development programs. If we obtain funds through collaborative partnerships, we may be required to relinquish rights to certain of our technologies or product candidates.

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

•	our ability, as well as the ability and desire of our partners, to conduct and complete clinical trials on a timely basis;

•	the type of therapeutic compound under investigation and nature of the disease in connection with which the compound is being studied;

•	the time required for us to comply with all applicable federal, state and foreign legal requirements, including, without limitation, our receipt of the necessary approvals of the FDA; and

•	many other factors associated with the commercial development of therapeutic products outside of our control.

Research and Development

As of March 31, 2007, we employed 15 professionals in our research and development departments and 13 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Revenue Recognition

We account for revenue arrangements that include multiple deliverables in accordance with Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. We have concluded that the UCB Agreement should be accounted for as a single unit of accounting and therefore began amortizing the $38 million payment received over the expected obligation period which was initially estimated to end in November 2009.

In January 2007, UCB decided to stop further new patient enrollment into the SLE clinical trials designed and initiated by the Company. Investigators were advised by UCB of this decision, and protocol amendments have been submitted to Institutional Review Boards to seek approval to treat patients with SLE who demonstrated clinical benefit in these trials. At that time, UCB and its experts in the field of SLE believed that the existing clinical trial protocols should be revised, including potential changes to patient enrollment criteria as such changes may result in more rapid patient enrollment.

In early March 2007, based on continuing discussions and information provided by UCB during the third quarter of fiscal 2007, we determined that UCB terminated the SLE clinical trials designed and initiated by the Company. Investigators were advised by UCB of this decision, and protocol amendments have been submitted to Institutional Review Boards to seek approval to treat patients with SLE who demonstrated clinical benefit in these trials. The clinical trial data from the recently stopped trials collected to date are extremely valuable and will be analyzed as support for the new clinical trials. UCB decided to establish new protocols under which new clinical trials for the treatment of SLE would be conducted as well as make revisions to the manufacturing process of epratuzumab. We have been advised by UCB that it remains committed to developing epratuzumab for the treatment of SLE.

These new protocols will need to evaluated and approved by the regulatory authorities. We are unable to determine at this time how the regulatory authorities will evaluate the new SLE clinical trial protocols, or how these decisions will impact our obligation period under the terms of the UCB Agreement, which is the period of time the deferred revenue is amortized (originally to November 2009). Since a determination cannot be made at present as to when these SLE clinical trials will take place nor can a determination be made as to when the Company's obligation period under the UCB Agreement will be complete, no amortization of the remaining UCB deferred revenue has been recorded for the three-month period ended March 31, 2007. The unamortized payment received from UCB ($31,145,000) has been recorded as long-term deferred revenue in the balance sheet as of March 31, 2007.

Contract revenue from collaborative research agreements is recorded when earned based on the performance requirements of the contract. Revenue from non-refundable upfront license fees and certain guaranteed payments where we continue involvement through collaborative development are deferred and recognized as revenue over the period of continuing involvement. We estimate the period of continuing involvement based on the best available evidential matter available to us at each reporting period. When a determination has been made by the relevant government authorities as to the new SLE clinical trial protocols, our estimated time frame for continuing involvement will be determined, which will result in a determination of the amount of revenue to be recognized in future periods.

Revenue from product sales is recorded when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. Allowances, if any, are established for uncollectible amounts, estimated product returns and discounts. Since allowances are recorded based on management’s estimates, actual amounts may be different in the future.

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

Stock-Based Compensation

Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective transition method. Under that transition method, compensation cost recognized in fiscal year 2006 includes compensation cost for all share-based compensation granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). Our Board of Directors approved the acceleration of vesting of all outstanding stock options as of June 30, 2005, primarily to avoid stock based compensation charges upon the adoption of SFAS 123(R) on July 1, 2005. This total additional compensation cost would have been approximately $8,100,000, of which approximately $1,789,000 would have been recorded for the nine-month period ended March 31, 2007 and $3,084,000 would have been recorded for the nine-month period ended March 31, 2006. The exercise price of all stock options was above market value of the common stock at the time of the accelerated vesting. Due to this accelerated vesting prior to the adoption of SFAS 123(R) noted above, the impact of the adoption of SFAS 123(R) on the statement of operations for the year ended June 30, 2006 was not material. Stock option compensation expense was $292,000 and $22,000 for the nine-month periods ended March 31, 2007 and 2006, respectively. The non-vested share-based compensation that is outstanding as of March 31, 2007 is $1,005,000, which is expected to be recognized over the next 3.1 fiscal years.

Make-Whole Interest Derivative Liability

The holders of the 5% Senior Convertible Notes, due in May 2008, or 5% Notes, who convert their 5% Notes will also receive on the date of conversion a payment equal to the amount of accrued and unpaid interest, less interest actually previously paid or provided for, up to and including the maturity date of the 5% Notes, known as the “make-whole” interest payment. The make-whole interest payment is considered a bifurcated derivative since the embedded call option can accelerate the settlement of the interest component of the debt cost at the holder’s option. Changes in the fair value of the make-whole interest payment are recorded in current period operations as a component of interest expense. In the nine-month period ended March 31, 2007, the change in the derivative interest liability associated with its fair value resulted in a credit to interest expense of approximately $767,000 as compared to a $578,000 charge to interest expense for the nine-month period ended March 31, 2006. The fair value of this instrument was recorded in the consolidated balance sheet as derivative interest liability in accounts payable and accrued expenses. The initial value of the derivative interest liability associated with the make-whole interest provision of $751,000 was recorded as additional debt discount and is either being amortized to interest expense over the remaining life of the 5% Notes or classified to paid in capital for the 5% Notes that are converted into shares of common stock. At March 31, 2007, the fair value of this instrument was approximately $54,000.

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

Three-Month Period Ended March 31, 2007 Compared to 2006

Revenues

Revenues for the three-month period ended March 31, 2007 were $939,000, as compared to $1,315,000 for the same period in 2006, representing a decrease of $376,000, or 29%. License fee and other revenues decreased to $33,000 for the three-month period ended March 31, 2007 compared to $83,000 for the same period in 2006. This reduction was due primarily to the completion of the royalty agreement with Daiichi Pure Chemicals Co., (expired in April 2006). License revenues for the three-month period ended March 31, 2007 did not include amortization of deferred revenues of the upfront payment resulting from the UCB Agreement due to the recent decision by UCB to terminate the original clinical trials and begin new clinical trials. See Note 7 to our consolidated interim financial statements included in this Quarterly Report on Form 10-Q. Product sales for the three-month period ended March 31, 2007 were $839,000, as compared to $1,142,000 for the same period in 2006, representing a decrease of $303,000, or 27%. On January 30, 2006, we received the approval from the European Regulatory Agency to market LeukoScan manufactured by our revised processes. Prior to that date, LeukoScan was sold in Europe on an emergency basis only (i.e. requested by a physician for a medical procedure). With the receipt of this approval, the quantities of LeukoScan on hand manufactured by our revised processes were made available for direct sale, resulting in a surge of sales in 2006. As expected, this sales surge did not recur in 2007. Research and development revenues for the three-month period ended March 31, 2007 were $67,000 as compared to $90,000 for the same period of 2006, due to the timing of grant programs.

Costs and Expenses

Total cost and expenses for the three-month period ended March 31, 2007 were $5,830,000, as compared to $6,008,000 for the same period in 2006, representing a decrease of $178,000 or 3%. Research and development expenses for the three-month period ended March 31, 2007 were $4,535,000 as compared to $4,654,000 for the same period in 2006. The decline resulted primarily from the transfer of the Phase III clinical trials with epratuzumab for patients with SLE to UCB in May, 2006, partially offset by higher outside testing services and employee related costs. Cost of goods sold for the three-month period ended March 31, 2007 was $118,000 as compared to $187,000 for the same period in 2006. This decrease of $69,000 resulted from lower sales volume of LeukoScan in Europe. Sales and marketing expenses for the three-month period ended March 31, 2007 increased to $214,000 from $151,000 for the same period in 2006 due to efforts in Europe to re-establish LeukoScan in the marketplace. General and administrative costs declined to $962,000 for the three-month period ended March 31, 2007, from $1,016,000 for the same period of 2006, primarily due to lower legal and consulting fees, partially offset by the impact of the stock option compensation expense.

Interest Income

Interest and other income for the three-month period ended March 31, 2007 increased to $356,000 compared to $102,000 for the same period in 2006, primarily due to higher levels of cash available for investments, a result of the proceeds from the UCB Agreement, and higher rates of return on investments.

Interest Expense

Interest expense for the three-month periods ended March 31, 2007 and 2006 was approximately $596,000 and $1,175,000, respectively. The interest expense for the three-month period ended March 31, 2007 decreased primarily from the lower principal amount of the 5% Notes from conversion of the 5% Notes into our common stock during the three-month period ended March 31, 2007 and a reduction to interest expense of $1,683,000 for the change in the market value of the derivative interest liability associated with the make-whole interest provision relating to the 5% Notes. Partially offsetting these reductions to interest expense were charges of $101,000 for the amortization expense associated with the debt issuance costs, $169,000 for the debt discounts and $1,757,000 of make-whole interest payments regarding conversion of 5% Notes into shares of common stock.

Included in interest expense for the three-month period ended March 31, 2006 is the amortization expense associated with the debt issuance costs of $189,000, the debt discount of $343,000, $646,000 of make-whole interest payments regarding conversion of 5% Notes into shares of common stock and a credit of $387,000 for the change in the market value of the derivative interest liability.

The decrease in the derivative interest liability for the three-month period ended March 31, 2007 was a result of the conversion of all but $726,000 of the 5% Notes, partially offset by the impact of an increase in the market price of our common stock to $4.58 per share as of March 31, 2007. For more information, see Note 8 to our consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Foreign Currency Transactions Gain (Loss)

Foreign currency transactions were a gain of $2,000 for the three-month period ended March 31, 2007 as compared to a gain of $1,000 for the three-month period ended March 31, 2006, primarily as a result of currency fluctuations between the dollar and the euro.

Operating Results

Net loss for the three-month period ended March 31, 2007, was $5,140,000 or $0.08 per share, as compared to $5,743,000, or $0.10 per share, for the same period in 2006. The decrease in the net loss in 2007 as compared to the net loss in the comparable period in 2006 resulted primarily from reduced interest expense, lower operating expenses and higher interest income.

Nine-Month Period Ended March 31, 2007 Compared to 2006

Revenues

Revenues for the nine-month period ended March 31, 2007 were $7,668,000, as compared to $2,201,000 for the same period in 2006, representing an increase of $5,467,000, or 248%. Product sales for the nine-month period ended March 31, 2007 were $2,160,000, as compared to $1,685,000 for the same period in 2006, representing an increase of $475,000, or 28%. This increase resulted from increased sales volume of LeukoScan in Europe with modest price increases in the first six months of the fiscal year. License fee and other revenues of $5,373,000 for the nine-month period ended March 31, 2007 increased $5,126,000 from $247,000 for the same period in 2006 due to the amortization of deferred revenue of $5,334,000 as part of the UCB Agreement. License revenues for the three-month period ended March 31, 2007 did not include amortization of deferred revenues of the upfront payment resulting from the UCB Agreement due to the recent decision by UCB to terminate the original clinical trials and begin new clinical trials. See Note 7 to our consolidated interim financial statements included in this Quarterly Report on Form 10-Q. Research and development revenues for the nine-month period ended March 31, 2007 were $134,000 as compared to $269,000 for the same period of 2006 due to an additional grant-funded program in 2005 and the timing of grant programs.

Costs and Expenses

Total costs and expenses for the nine-month period ended March 31, 2007 were $18,458,000, as compared to $21,338,000 for the same period in 2006, representing a decrease of $2,880,000 or 13%. Research and development expenses for the nine-month period ended March 31, 2007 were $14,890,000 as compared to $17,432,000 for the same period in 2006, representing a decrease of $2,542,000 or 15%. This expense reduction resulted primarily from the transfer of the Phase III clinical trials for epratuzumab for SLE to UCB in May 2006. Cost of goods sold for the nine-month period ended March 31, 2007 was $299,000 as compared to $388,000 for the same period in 2006, a decrease of $89,000 which resulted from additional costs incurred in 2005 for quality control testing related to the change in the manufacturing process and higher testing regarding quality assurance, which was partially offset by due in part to higher sales volume. Sales and marketing expenses for the nine-month period ended March 31, 2007 increased $48,000 from $491,000 to $539,000 for the same period in 2006, as a result of efforts in Europe to re-establish LeukoScan in the marketplace. General and administrative costs were $2,730,000 for the nine-month period ended March 31, 2007, and $3,027,000 for the same period in 2006 primarily due to reduced insurance expenses from the impact of recording the cash surrender value of a life insurance policy for the quarter ended September 30, 2006, lower legal and consulting fees, partially offset by the impact of the stock compensation expense.

Loss on Changes in Fair Value of Warrants

For the nine-month period ended March 31, 2006 we recorded an expense of $270,000 for the liability for warrants issued as part of issuance of the 5% Notes. The increase in the valuation of the liability for the warrants was due to the increase in the market price of our common stock from $1.71 per share on June 30, 2005 to $1.88 on August 19, 2005 (the date of the Special Meeting of Stockholders to authorize the increase of the number of shares of our common stock).

Interest Income

Interest and other income of $1,244,000 for the nine-month period ended March 31, 2007 increased by $827,000 from $417,000 for the same period in 2006, primarily due to higher levels of cash available for investments, a result of the proceeds from the UCB Agreement, and higher rates of return.

Interest Expense

Interest expense for the nine-month period ended March 31, 2007 decreased $1,480,000 to approximately $3,226,000, as compared to $4,706,000 for the same period in 2006. Interest expense for the nine-month period ended March 31, 2007, included amortization expense associated with the debt issuance costs of $437,000, the debt discount of $729,000, $2,223,000 of “make-whole” interest payment regarding the conversion of the 5% Notes into shares of common stock and a credit to interest expense of $767,000 for the change in the market value of the derivative interest liability associated with the make-whole interest provision relating to the 5% Notes. Included in interest expense in 2006 is the amortization expense associated with the debt issuance costs of $606,000 the debt discount of $1,325,000 and the $792,000 of “make-whole” interest payment regarding the conversion of the 5% Notes into shares of common stock.

The decrease for the derivative interest liability was primarily a result of the decline amount of the 5% Notes outstanding as of March 31, 2007 and the increase in the market price of our common stock to $4.58 per share as of March 31, 2007. See Note 8 to our consolidated interim financial statements included in this Quarterly Report on Form 10-Q.

Foreign Currency Transactions Gain (Loss)

Foreign currency transactions were a gain of $30,000 for the nine-month period ended March 31, 2007 as compared to a gain of $1,000 for the same period in 2006, resulting primarily from currency fluctuations between the dollar and the Euro.

Operating Results

Net loss for the nine-month period ended March 31, 2007 was $12,103,000 or $0.20 per share, as compared to $23,107,000, or $0.42 per share, for the same period in 2006. The reduction of the net loss in 2007 as compared to the net loss in the comparable period in 2006 resulted primarily from the recognition of a portion of the deferred revenue from the UCB Agreement and increased LeukoScan sales, higher interest income combined with lower interest and operational expenses.

Liquidity and Capital Resources

At March 31, 2007, we had working capital of $23,799,000, representing a decrease of $1,910,000 from our working capital balance of $25,709,000 at June 30, 2006. The net decrease in working capital resulted principally from the net loss allocable to our common stockholders during the nine-month period ended March 31, 2007 of $12,103,000, the non-cash benefit from the amortization of the up-front payment of the UCB Agreement and the reclassification of $10,669,000 of deferred revenues relating to the UCB Agreement from current liabilities into long-term liabilities. At March 31, 2007 long-term debt, net of discounts was $1,016,000, which consisted of $697,000 for the 5% Notes due 2008 and $319,000 for the New Jersey Economic Development Authority. During April 2007 we converted the remaining $697,000 of the 5% Notes into shares of common stock.

During the nine-month period ended March 31, 2007 the value of the derivative interest liability associated with the make-whole interest provision of the 5% Notes decreased by approximately $767,000 primarily as a result of the conversion of the 5% Notes into shares of common stock.

The UCB Agreement provided us with $37.1 million (net of fees) of initial cash payments for the worldwide licensing rights of epratuzumab for autoimmune disease indications, as well as for the reimbursement of previously incurred costs for epratuzumab product development and clinical trials expenses for SLE. We expect to have adequate cash equivalents and short-term investments to fund our operations for at least the next twelve months. Cash requirements are expected to be at a lower level than in fiscal year 2006 due to decreased spending for clinical trials, as UCB has assumed the expenses for conducting the SLE Phase III clinical trials. In addition, in May 2007 we received approximately $22.3 million from the net proceeds of the sale of 4,848,485 shares of common stock pursuant to a registered direct offering. However, we do not believe that we will have adequate cash at the expected spending level to complete our other research and development programs. As a result, we will require additional financial resources in order for us to continue our research and development programs, clinical trials of our product candidates and regulatory filings. Additional financing may not be available to us on terms we find acceptable, if at all, and the terms of such financing may cause substantial dilution to existing stockholders. If dilution to existing stockholders. If adequate funds are not available, we may be required to curtail significantly one or more of our research and development programs. If we obtain funds through collaborative partnerships, we may be required to relinquish rights to certain of our technologies or product candidates.

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

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility, a loan from the New Jersey Economic Development Authority used to fund the expansion of our facility and employment contracts in effect for our Chairman of the Board of Directors and the President and Chief Executive Officer. In April 2007 the remaining $726,000 of the 5% Notes and unpaid accrued interest and make-whole liabilities were settled through the issuance of approximately 292,000 shares of common stock.

We have identified and quantified the significant commitments in the following table for the fiscal years ending June 30:

(in thousands) Contractual Obligation	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total
Operating Lease(1)	$142	$556	$556	$556	$609	$7,933	$10,352
NJEDA Loan(2)	$339	1,313	—	—	—	—	$1,652
Employment Contracts(3)	$340	792	446	100	—	—	$1,678

TOTAL	$821	$2,661	$1,002	$656	$609	$7,933	$13,682

(1)	In November 2001, we renewed our operating lease for our Morris Plains, New Jersey facility for an additional term of 20 years expiring in October 2021 at an annual base rate of $545,000, which included an additional 15,000 square feet. The rent is fixed for the first five years and increases every five years thereafter.
(2)	In May 2003, we obtained a loan for $6,376,000 at a variable interest rate through the New Jersey Economic Development Authority, repayable monthly in 60 equal installments.
(3)	We have an employment contract with the Chairman of the Board of Directors, which expired June 30, 2006. The contract for the Chairman of the Board of Directors includes automatic one-year extensions, which includes a royalty agreement that continues for three years after the termination of his contract and is included above. The above table assumes Dr. Goldenberg’s contract ceases effective June 30, 2007. On December 31, 2006, the Board of Directors entered into an employment contract with the Chief Executive Officer, which expires on December 30, 2008.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales or operating results during the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our holdings of financial instruments are comprised primarily of corporate debt securities and municipal bonds. All such instruments are classified as securities available for sale at March 31, 2007. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings also are exposed to the risks of changes in the credit quality of issuers. We typically invest in highly liquid debt instruments with fixed interest rates.

The table below presents the principal amounts of the restricted and unrestricted marketable securities and the related weighted-average interest rates by fiscal year of maturity for our investment portfolio as of March 31, 2007:

	2007	2008	2009	2010	2011	Total	Fair Value
	(in thousands)
Fixed rate	$16,910	—	—	—	—	$16,910	$16,910
Average interest rate	5.26%	—	—	—	—	5.26%	—

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures: We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules promulgated by the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and, as required by the rules of the SEC, to evaluate their effectiveness. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

On May 19, 2004 and July 20, 2004, in a counter suit to our actions of December 22, 2003, Roche filed nullity actions in German and United Kingdom courts, respectively, challenging our patents relating to an improved method of disease therapy in combination with cytotoxic agents, wherein cytokines are used to prevent, mediate or reverse radiation-induced, drug-induced or antibody-induced toxicity, especially to hematopoietic cells. On December 1, 2004, the Company agreed to settle the United Kingdom patent litigation by surrendering the United Kingdom patent. In accordance with United Kingdom legal rules, Roche made an application for payment of its attorney’s fees and other costs to the court. We agreed on a resolution with Roche, which was subsequently settled. The related charges for this litigation were included in the General and Administrative expenses in the Statement of Operations. In the German action the Company is defending the patent with amended claims. On March 8, 2007 at the German Patent Court oral proceedings, the Court rejected the Company’s patent claims, but without any liability assessed to the Company. The Company is consulting with the patent attorneys with regard to an appeal of this decision.

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

There were no other legal proceedings nor any material developments during the fiscal quarter ended March 31, 2007 in any of the legal proceedings described in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

We have incurred significant operating losses since our formation in 1982, and have never earned a profit since that time. As of March 31, 2007, we had an accumulated deficit of approximately $216,000,000, including a net loss of $12,103,000 for the nine-month period ended March 31, 2007. In May 2006, we entered into an agreement with UCB, granting UCB the exclusive, worldwide license to develop, manufacture, market and sell epratuzumab, our humanized CD22 antibody, for all autoimmune disease indications. The only significant revenue we have earned to date has come from licensing arrangements through partnership arrangements with UCB and Amgen Inc., or Amgen and the limited sale of our two diagnostic imaging products in Europe and, to a lesser degree in the United States. We had previously licensed epratuzumab to Amgen in 2001, which agreement was terminated in April 2004. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic products and focus on our therapeutic pipeline. We have never received revenue from the commercialization of any therapeutic product. We expect to continue to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the funding necessary for our research and development programs to date primarily from the following sources:

•	$38,000,000 from UCB in May 2006 to license the rights to develop, manufacture and commercialize epratuzumab for the treatment of all autoimmune disease indications;

•	approximately $261,000,000 from the public and private sale of our debt and equity securities through May 7, 2007;

•	$18,000,000 from Amgen under our epratuzumab licensing agreement, which was terminated in 2004; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

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

We amortize the $38 million upfront payment received from UCB as revenue over the period of time of our expected obligations in accordance with the terms of our agreement with UCB. UCB has recently decided to stop the SLE clinical trials designed and initiated by us and to establish new protocols for clinical trials for the treatment of SLE, which may generate more rapid patient enrollment. These new protocols will need to reviewed and approved by the regulatory authorities. We are unable to determine at this time how these decisions will impact our obligation period under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, we ceased amortizing to revenue the deferred revenue recorded with receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. Additionally, we are unable to determine at this time the impact, if any, of UCB’s decision to stop clinical trials on any milestone or royalty payments we may receive in the future from UCB.

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

We are heavily dependent upon the talents of Dr. Goldenberg, our Chief Strategic Officer and Ms. Sullivan, our President and Chief Executive Officer who is Dr. Goldenberg’s wife, as well as certain other key personnel. If Dr. Goldenberg, Ms. Sullivan or any of our other key personnel were to unexpectedly leave our company, our business and results of operations could be materially and adversely affected. In addition, as our business grows we will need to continue to attract additional management and scientific personnel. Competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and we may not be successful in our recruitment efforts. If we are unable to attract, motivate and retain qualified professionals, our operations could be materially and adversely affected.

Certain potential for conflicts of interest, both real and perceived, exist which could result in expensive and time-consuming litigation.

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Strategic Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and certain companies with which we do business, including the Center for Molecular Medicine and Immunology, also known as the Garden State Cancer Center, or CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the nine-month period ended March 31, 2007, we reimbursed CMMI a total of $80,000 for research activities conducted on our behalf. Further, Dr. Goldenberg's employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our Company also have responsibilities to both CMMI and us.

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

If the bid price of our common stock falls below $1.00 for an extended period, or we are unable to continue to meet NASDAQ's listing maintenance standards for any other reason, our common stock could be delisted from the NASDAQ. Within the past eight months, the bid price on our common stock has been below $2.00.

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

Delisting from NASDAQ may depress the price of our common stock such that we may become a penny stock. The SEC generally defines a penny stock as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock has been below $5.00 per share for most of the previous year. “Penny Stock” rules require, among other things, that any broker engaging in a purchase or sale of our securities provide its customers with: (i) a risk disclosure document, (ii) disclosure of market quotations, if any, (iii) disclosure of the compensation of the broker and its salespersons in the transaction and (iv) monthly account statements showing the market values of our securities held in the customer’s accounts.

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

As of May 7, 2007, Dr. Goldenberg, our Chairman and Chief Strategic Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 12% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

We have not paid, and do not expect to pay in the future, cash dividends on our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying any such dividends in the foreseeable future. We currently intend to retain our earnings, if any, for the development of our business.

Our stock price is volatile.

The market price of our common stock, like that of the common stock of many other biopharmaceutical companies, has been and likely will continue to be highly volatile. Factors that could have a significant impact on the future price of our common stock include but are not limited to:

•	the results of pre-clinical studies and clinical trials by us or our competitors;

•	announcements of technological innovations or new therapeutic products by us or our competitors;

•	government regulation;

•	developments in patent or other proprietary rights by us or our respective competitors, including litigation;

•	fluctuations in our operating results; and

•	market conditions for biopharmaceutical stocks in general.

At May 7, 2007, we had 75,011,664 shares of common stock outstanding, 8,346,009 additional shares reserved for the exercise of outstanding options and warrants and 6,686,950 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plans.

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

As provided in Section 12.1(b) of the Indenture, the closing stock price of our common stock, $0.01 par value per share (as listed on the NASDAQ Global Market), had exceeded 150% of the Conversion Price (as such term is defined in the Indenture) for at least twenty (20) trading days during the last thirty (30) consecutive trading day period. In accordance with this Section 12.1(b), we elected to convert a portion of the outstanding 5% Notes up to the amount allowed under the terms of the Indenture. The Company converted $16,809,000 of the 5% Notes. We issued an aggregate of approximately 6,750,000 shares of common stock in settlement of outstanding principal and accrued interest and make-whole interest payment.

On May 7, 2007, we closed an offering to certain institutional investors pursuant to which we issued and sold an aggregate of 4,848,485 registered shares of our common stock at $4.95 per share, through a registered direct offering, for aggregate net proceeds of approximately $22.3 million. The shares of common stock offered by us in this transaction were registered under our existing shelf registration statement (File No. 333-114810) on Form S-3, which was declared effective by the Securities and Exchange Commission on May 25, 2004.

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

IMMUNOMEDICS, INC.

May 8, 2007	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2007	By:	/s/ Gerard G. Gorman
Gerard G. Gorman
Senior Vice President, Finance and Business Development, and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.