Form 10-K
period 2007-06-30
IMMUNOMEDICS INC
filed 2007-09-13
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐

Indicate by check whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of December 31, 2006 was $187,000,000. The number of shares of the registrant’s common stock outstanding as of September 7, 2007 was 75,062,164.

Documents Incorporated by Reference:

Certain information required in Part III of this Annual Report on Form 10-K will be set forth in, and incorporated from the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2007.

PART I

Item 1.	Business

Introduction

Immunomedics is a New Jersey-based biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We have licensed our lead product candidate, epratuzumab, to UCB, S.A., or UCB, for the treatment of all autoimmune disease indications worldwide. We have retained the rights for epratuzumab in oncology indications for which UCB has been granted a buy-in option. UCB has development, manufacture and commercialization rights, and is responsible for all clinical trials evaluating epratuzumab for the treatment of patients with moderate and severe lupus. At present, there is no cure for lupus and no new lupus drug has been approved in the U.S. in the last 40 years. The Company is conducting clinical trials with veltuzumab (also known as hA20) in patients with non-Hodgkin’s lymphoma, epratuzumab as a potential therapeutic for patients with lymphoma and leukemia, 90Y-epratuzumab for the therapy of patients with lymphoma, 90Y-hPAM4 for pancreas cancer therapy and milatuzumab (also known as hCD74 or hLL1) as a therapy for patients with multiple myeloma. We believe that our portfolio of intellectual property, which includes approximately 108 patents issued in the United States, and more than 285 other issued patents worldwide, protects our product candidates and technologies. We also have a majority ownership in IBC Pharmaceuticals, Inc., which is developing a novel Dock and Lock (DNL) methodology, and a new method of delivering imaging and therapeutic agents selectively to disease, especially different solid cancers (colorectal, lung, pancreas, etc.), by proprietary, antibody-based, pretargeting methods.

Therapeutic Product Candidates

We currently have antibody product candidates in clinical development targeting B-cell non-Hodgkin’s lymphoma, or NHL, other B-cell mediated diseases and various solid tumors. All of our therapeutic product candidates are “humanized” antibodies, which means that the portion of the antibody derived from mouse (murine) DNA sequences is generally less than 10%.

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

We also have a number of other product candidates that target solid tumors and hematologic malignancies, and other diseases, in various stages of pre-clinical development, although it is too early to assess which of these, if any, will merit further evaluation in clinical trials. In an effort to permit an effective use of our resources, our clinical development focus has been reduced to four different antibodies in a limited number of indications.

CD22 Program: Epratuzumab

Our most advanced therapeutic product candidate, IMMU-103, is an unlabeled humanized antibody which targets an antigen, known as CD22, found on the surface of B-lymphocytes, a type of white blood cells. Our humanized CD22 antibody has been shown not to evoke any substantial anti-epratuzumab antibodies in NHL patients, even after repeated dosing, making it a potentially good candidate for treating patients with a chronic, autoimmune disease. As noted above, we have licensed our lead product candidate, epratuzumab, to UCB, for the treatment of all autoimmune disease indications worldwide. We have retained the rights for epratuzumab in oncology indications for which UCB has been granted a buy-in option.

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

In April 2006, clinical results of epratuzumab in patients with systemic lupus erythematosus (SLE) were reported in Arthritis Research & Therapy. The objective of the open label, single-center study was to evaluate the safety, tolerability, lack of immunogenicity and early evidence of efficacy of epratuzumab, which was administered as a single agent every other week, for a total of four doses. A scoring system called BILAG (British Isle Lupus Assessment Group) was used to measure the level of disease activity in these patients prior to, and at several time points post administration of epratuzumab. Patients with mild to moderate SLE activity (defined by Global BILAG scores of 6-12 prior to treatment) were enrolled. A high BILAG score indicates increased disease activity.

SLE assessments after treatment demonstrated consistent clinical improvement, with decreased global BILAG scores for all fourteen enrolled patients compared to the pre-therapy scores. Specifically, 77% had lowered their pre-treatment global BILAG scores by 50% or more, twenty-four hours post-therapy. Furthermore, 92% having decreases of various amounts continuing to at least 18 weeks (where 38% showed a ≥50% decrease). Almost all patients (93%) experienced improvements in at least one BILAG B- or C-level disease activity at 6, 10 and 18 weeks. Additionally, 3 patients with multiple BILAG B involvement at baseline had completely resolved all B-level disease activities by 18 weeks. In all patients, the treatment was well tolerated with infusions completed in about one hour, and no evidence of reactions or immunogenicity.

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

In May and June 2005, we initiated two pivotal Phase III clinical trials to further evaluate the safety and efficacy of epratuzumab for the treatment of patients with moderate and severe SLE. These pivotal trials were designed as randomized, double-blinded, placebo-controlled, multi-center studies using the BILAG index to monitor and assess disease activity. The trials were named “ALLEVIATE” or

Alleviate Lupus Affliction with Epratuzumab and Validate its Autoimmune Safety and Efficacy. One trial, ALLEVIATE A, was for patients with severe SLE flares, and the second trial, ALLEVIATE B, was for patients with moderately active SLE.

A second autoimmune disease that we have evaluated with epratuzumab is Sjögren’s syndrome, a disease that currently affects between 2 to 4 million Americans. We reported results from our open-label, non-randomized, two-center Phase I/II trial in the July 2006 issue of Arthritis Research & Therapy. Seventeen patients with primary Sjögren’s syndrome were enrolled in this study to assess feasibility, safety, and early evidence of efficacy. Over an eight-week period, patients received 360 mg/m2 of epratuzumab every two weeks for a total of four doses. Fourteen patients received all four infusions without significant reactions, with a median infusion time of fifty minutes. One patient received three, and another was discontinued during the third infusion due to a mild acute reaction after receiving a partial infusion.

Patients reported improvements in their clinical signs and symptoms that include: dry eyes, dry mouth, fatigue, tender joints, tender points, tear and salivary flow. Specifically, 53% achieved a clinical response (at ≥20% improvement level) at 6 weeks, with 53%, 47%, and 67% responding at 10, 18 and 32 weeks, respectively. Approximately 40%-50% responded at the ≥30% level, while 10%-45% responded at the ≥50% level for 12-32 weeks. Additionally, statistically significant improvements were observed in fatigue, and patient and physician global assessments.

Epratuzumab seems to slow activity causing a mild decrease in the number of circulating B-lymphocytes, thus perhaps reducing the risk of infection. Consistent with our past clinical experience with the antibody, we have found a reduction of 40% to 50% in circulating B-cells in the patients enrolled in both the SLE and Sjögren’s syndrome trials. These data suggest that B-cell modulation may be the primary mechanism of action of epratuzumab, and that complete depletion of B-cells is not necessary to provide a clinical benefit.

Epratuzumab has also demonstrated good safety, tolerability, and clinical efficacy in more than 340 patients with non-Hodgkin’s lymphoma. Results from our clinical trials in patients with NHL have been published in August 2005 and August 2006 issues of The Journal of Clinical Oncology.

In addition, epratuzumab is currently being studied in two National Cancer Institute-sponsored clinical trials involving the North Cancer Center Treatment Group (NCCTG) and the Children’s Oncology Group (COG). The NCCTG is evaluating the addition of epratuzumab to rituximab and combined cyclophosphamide, doxorubicin, vincristine, and prednisone chemotherapy (ER-CHOP) to treat patients with newly diagnosed diffuse large B-cell lymphoma (DLBCL).

In December 2006, results from the feasibility portion of the NCCTG study were reported in Cancer. Fifteen patients with previously untreated DLBCL received epratuzumab at 360 mg/m2, followed by rituximab at 375 mg/m2, and a standard dose of CHOP every 3 weeks for 6 to 8 cycles. Although grade 3 or 4 neutropenia was observed in 14 patients (93%), or in 28 of 92 cycles (30%), only 3 patients developed grade 3 or more infection or fever. Eleven patients (73%) required dose reductions mainly secondary to grade 4 neutropenia. No grade 3 antibody infusion-related toxicity was reported.

Thirteen of 15 patients responded (87%) to the treatment regimen, including 10 complete responses (67%) and 3 partial responses (20%). At a median follow-up of 30 months, 13 of 15 patients remained alive. The 1-year progression-free survival (PFS) and overall survival (OS) rates were 93% and 100%, respectively, and the 2-year PFS and OS rates were 86% and 86%, respectively.

The COG is combining epratuzumab with standard chemotherapy in children with B-precursor acute lymphoblastic leukemia (ALL). In June 2007, results from the feasibility portion of this study were presented at the 43rd Annual Meeting of the American Society of Clinical Oncology.

Fifteen patients with CD22-positive ALL in marrow relapse were enrolled in the feasibility portion of the study. Nine patients were in first and three patients in second or later marrow relapse. Epratuzumab was given alone at 360 mg/m2 twice weekly for two weeks followed by 4 weekly doses of epratuzumab in combination of standard cytotoxic chemotherapy. Within 24 hours of the 6-week treatment period, surface CD22 antigen was not detected on peripheral blood leukemic blasts in all but one of the 12 assessable patients, indicating effective targeting of leukemic cells by epratuzumab. At the time of reporting, 9/12 patients (75%) achieved a complete remission, of whom 7 showed no residual disease by flow cytometry; 1 patient had a partial response, 1 stable disease, and 1 with disease progression.

The most common toxicities were grade-1/2 infusion reactions, which occurred during the initial infusions only. Two non-hematological dose-limiting toxicities occurred. One patient had a grade-4 seizure of unclear etiology and one patient had asymptomatic grade-3 transaminase elevation that returned to baseline prior to the time for the next treatment cycle. All patients were able to resume infusions at a slower rate after additional premedication.

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

Pursuant to the terms of the UCB Agreement, UCB assumed the financial responsibilities of completing the clinical and regulatory submissions of epratuzumab for SLE. On September 26, 2006, UCB decided to temporarily suspend the clinical trials of epratuzumab for patients with SLE. This suspension was implemented due to UCB’s concerns regarding the sterility assurance in the final product. This was a voluntary precautionary step as there have been no reports of clinical safety issues regarding this matter. As a result of this step, the Food and Drug Administration, or the FDA and certain other regulatory authorities instituted a clinical hold status of these trials. On November 14, 2006 the FDA notified UCB that the clinical hold on existing trials with epratuzumab in patients with lupus was lifted.

In January 2007, UCB decided to stop further new patient enrollment into the SLE clinical trials designed and initiated by the Company. Investigators were advised by UCB of this decision, and protocol amendments have been submitted to Institutional Review Boards to seek approval to treat patients with SLE who demonstrated clinical benefit in these trials. At that time, UCB and its experts in the field of SLE believed that the existing clinical trial protocols should be revised, including potential changes to patient enrollment criteria as such changes may result in more rapid patient enrollment. In early March 2007, based on continuing discussions and information provided by UCB during the third quarter of fiscal 2007, we determined that UCB terminated the SLE clinical trials designed and initiated by Immunomedics. UCB and their experts in the field of SLE have decided to establish new protocols under which new clinical trials for the treatment of SLE would be conducted. The clinical trial data from the recently stopped trials collected to date are valuable and are being analyzed as support for the new clinical trials. The protocols for the new SLE clinical trials will need to be reviewed and approved by the regulatory authorities. We have been advised by UCB that they remain committed to developing epratuzumab for the treatment of SLE.

While the clinical results to date have been encouraging, we are not able to determine when, if ever, epratuzumab will be approved for sale in the U. S. or anywhere else. Even if it is approved, there can be no assurance that it will be commercially successful or that we will ever receive revenues equal to our financial investment in this product candidate.

CD22-Y-90 Program

IMMU-102 (Y-90-labeled epratuzumab) is our radiolabeled CD22 antibody product candidate being evaluated in patients with non-Hodgkin’s lymphoma (NHL). Radioimmunotherapy (RAIT) combines the targeting power of monoclonal antibodies with the cell-damaging ability of localized radiation. When infused into a patient, these radiation-carrying antibodies circulate in the body until they locate and bind to the surface of specific cells, and then deliver their cytotoxic radiation more directly to the cells. This therapy, unlike chemotherapy, mainly selects cancer cells, has fewer side effects, and may be administered on an outpatient basis.

Current RAIT treatments for NHL, such as tositumomab and ibritumomab tiuxetan, are radiolabeled murine antibodies targeting the CD20 antigen on the surface of mature B-lymphocytes and B-lymphocyte tumors. Epratuzumab is a humanized monoclonal antibody that targets the CD22 antigen on B-lymphocytes. The internalizing property of epratuzumab is well suited for delivering radiation from the potent radioisotope, yttrium-90, selectively and locally to lymphoma cells that express the CD22 antigen. Moreover, because epratuzumab is humanized, IMMU-102 potentially can be administered to patients repeatedly in smaller doses than the regimens used by tositumomab and ibritumomab tiuxetan. Researchers found that splitting the dose over two or three fractions made it tolerable to patients while delivering higher radioactivity to tumor cells. We are nearing completion of the IMMU-102 Phase I/II dose-escalation trial that has been conducted in Europe. This clinical trial is examining the safety and efficacy of IMMU-102 in patients with indolent or aggressive NHL who have had a relapse of disease following standard chemotherapy. Interim results from this study were presented at the 12th Congress of European Hematology Association in August 2007.

Adult patients with documented B-cell NHL who failed at least one prior regimen of standard chemotherapy were eligible for this study. At the time of reporting, 58 patients with a median of 3 prior therapies have completed treatment. Patients were treated once weekly for two or three consecutive weeks and the 90Y dose was escalated in successive patient cohorts. For patients with prior bone marrow transplants, dose escalation stopped at 10 mCi/m2 total dose (5.0 mCi/m2 x 2 weeks). For patients without prior bone marrow transplants, however, the study is nearing completion at the highest tested level of 45 mCi/m2 total dose (15.0 mCi/m2 x 3 weeks).

At the time of reporting, 54 patients were evaluated with an overall objective response rate of 59% and a complete response rate of 43%. Moreover, responses appear durable with 6 complete responders who remained disease free for more than 1 year, including 4 continuing for more than 2 years. Both the objective and complete response rates appear to increase with higher cumulative doses. Objective responses occurred for 41% of patients at the lowest total doses of 5-10 mCi/m2, compared to 55% in the groups receiving 15-20 mCi/m2, 63% in the 22.5-37.5 mCi/m2 cohorts, and 90% receiving the highest cumulative doses of 37.5-45 mCi/m2. Similarly, complete responses occurred for 29% of patients in the 5-10 mCi/m2 total dose groups, compared to 45% at 15-20 mCi/m2, 44% at 22.5-37.5 mCi/m2, and 60% at 37.5-45 mCi/m2.

Importantly, 64% of patients who had received prior rituximab-containing regimens responded to 90Y-epratuzumab, as well as 41% of patients with prior bone marrow transplant. Moreover, responses were seen in patients with different types of NHL. Sixty-eight percent of patients with follicular lymphoma responded to the RAIT, compared to 57% for mantle cell lymphoma, 22% for diffuse large B-cell lymphoma, and all 3 patients with marginal zone lymphoma.

CD20 Program: Veltuzumab

Similar to CD22, CD20 is an antigen that is expressed on B-lymphocytes. Rituximab is a chimeric antibody (comprised of one-third mouse and two-thirds human protein) that binds to the CD20 antigen. Current biological therapy with monoclonal antibodies for NHL includes rituximab, which has been approved at a dose of 375 mg/m2. IMMU-106, or veltuzumab, is our humanized anti-CD20 antibody (90-95% human and the remainder mouse) that displays similar binding characteristics and mechanisms of action as rituximab, although initial evidence of longer binding to lymphoma cells have been found in laboratory studies. Constructed using the same human donor frameworks as epratuzumab, veltuzumab shows an excellent safety and tolerability profile with shorter infusion times (less than 2 hours for the first infusion and under 1 hour for subsequent infusions) compared to rituximab.

In May 2007, at the 43rd Annual Meeting of the American Society of Clinical Oncology, we presented data from Phase I/II clinical trials of veltuzumab in patients with NHL. More than 80 adult patients with CD20-positive B-cell NHL have been enrolled in this open-label, multi-center study. Veltuzumab was administered once weekly for four consecutive weeks at 5 dose levels: 80, 120, 200, 375, or 750 mg/m2. Treatment responses from 56 assessable patients (38 with follicular lymphoma and 18 with non-follicular lymphoma) with at least one post-treatment evaluation were reported at the meeting. The overall objective response rate (partial and complete responses) was 45% ( 25/56), with 20% ( 11/56) of patients having a complete response (CR/CRu).

In the 38 patients with follicular lymphoma, the overall response rate was 47% ( 18/38), with a complete response rate of 24% ( 9/38). In non-follicular lymphomas, the overall responses rate was 39% ( 7/18), with a complete response rate of 11% ( 2/18). In a median follow-up of 8 months post therapy,  12/25 (48%) had continuing responses, including 5 with long-lived responses (15-24 months). At the lowest dose of 80 mg/m2, B-cell depletion occurred after the first infusion, and 2 patients had complete response. One in the follicular lymphoma group and the other patient had marginal zone lymphoma. Other data are being evaluated at this low dose with more patients accruing. To-date, no patients have shown an elevated immune response to repeated injections of veltuzumab.

PAM4-Y-90 Program

PAM4 labeled with yttrium-90 (Y-90) or IMMU-107 is our solid tumor therapeutic product candidate. It is a humanized monoclonal antibody highly specific for pancreatic cancer. Preclinical studies in mice with transplanted human pancreatic cancer have demonstrated that the antibody labeled with Y-90 has activity by itself as well as in combination with gemcitabine, a radiosensitizing chemotherapeutic that is commonly used to treat this disease. In fact, the combination appeared to be more effective than either IMMU-107 or gemcitabine alone.

We presented initial results from a dose-escalation Phase I/II study in patients with unresectable and metastatic pancreatic cancer at the 54th Annual Meeting of the Society of Nuclear Medicine. Stage III pancreatic cancer patients who have failed one line of chemotherapy and Stage IV patients with or without a history of systemic therapy were eligible for the open-label, multicenter dose-escalation study. Prior to therapy, all patients received a diagnostic dose of hPAM4 labeled with the radioisotope, indium-111, to ensure an acceptable distribution within the body and radiation dose to the pancreas for intended therapy. Patients then received a single infusion of 90Y-hPAM4 with the Y-90 dose escalating in increments of 5 mCi/m2 in groups of 3-6 patients. CT based measurements were used to evaluate tumor response 4, 8, and 12-weeks after therapy.

Results from 11 patients, of whom 9 had previously received systemic therapy predominantly with gemcitabine regimens, and 2 patients who were chemotherapy naïve, were reported at the meeting. In all patients, pre-therapy imaging with 111In-hPAM4 showed acceptable distribution within the body and radiation dosage to the pancreas. 90Y-hPAM4 was administrated at 15 mCi/m2, 20 mCi/m2 or 25 mCi/m2. One patient, enrolled into the clinical trial at this site, showed shrinkage of a liver lesion. Two patients, from other study sites, have also had reported tumor shrinkage. All patients, however, showed disease progression at or after week 8. The maximum tolerated dose was 20 mCi/m2 with bone marrow being the dose-limiting organ. We intend to evaluate IMMU-107 using smaller Y-90 doses repeatedly and in combination with gemcitabine in future clinical trials.

We believe that the results from the 90Y-hPAM4 clinical trials support regulatory approvals and may present us with an opportunity for commercialization of this therapeutic by our Company in this important disease indication. However, there is no assurance that regulatory approval will be obtained.

CD74 Program: Milatuzumab

CD74 is a rapidly internalizing type-II transmembrane chaperone molecule associated with MHC class II. It actively directs transport from the cell surface to an endosomal compartment and as such is a unique target for antibody-drug immunoconjugate therapy. Also, recent evidence supports a role for CD74 as a signaling molecule in B-cell lymphoma survival. We have observed high expression of CD74 in human non-Hodgkin’s lymphoma and multiple myeloma clinical specimens and cell lines, and have developed, milatuzumab, a naked humanized antibody, targeting the CD74 antigen. In preclinical studies, milatuzumab has demonstrated activity in animal models of non-Hodgkin’s lymphoma and multiple myeloma with doses as low as 25µg. Benefits were greater in the myeloma model, in which median survival time was increased more than 4.5-fold. Milatuzumab is currently in Phase I/II multicenter clinical trials to evaluate its safety and tolerability in patients with multiple myeloma. Patients who have failed at least 2 prior therapies are being administered twice weekly for 4 weeks in a dose-escalating scheme to determine the maximum tolerated dose and assess initial efficacy. A single-site Phase I study of milatuzumab in NHL and chronic lymphoblastic leukemia has also begun.

IMMU-110 is the CD74 antibody conjugated with the cancer drug, doxorubicin. Preclinical in vitro results demonstrated that IMMU-110 binds specifically to CD74-expressing non-Hodgkin’s lymphoma and multiple myeloma cell lines with sub-nanomolar affinity, and produces a cytotoxicity level approaching that of free doxorubicin. No significant difference was observed between the drug immunoconjugate and the naked antibody in their pharmacokinetic and biodistribution profiles. In vivo efficacy studies in human NHL and multiple myeloma animal models demonstrated that IMMU-110, given as a single injection, was efficacious with doses as low as 35µg and administration as late as ten days after tumor cell inoculation. Antibody-targeted selective delivery of anticancer drugs against antigens expressed on cancer cells can potentially improve the therapeutic index of anticancer drugs. Depending on the initial experience in patients with milatuzumab, we are considering advancing this new drug immunoconjugate into the clinic.

CEA Program: Labetuzumab

We have developed another solid tumor therapeutic product candidate that targets carcinoembryonic antigen (CEA or CEACAM5), expressed by cancers of the colon, rectum, breast, lung and other solid tumors. We are not currently conducting clinical trials with our unlabeled CEA antibody, or IMMU-100; however, we are providing clinical supplies for an investigator-sponsored Phase II clinical trial in Germany, evaluating repeat dosing of I-131-labeled CEACAM5 antibody, IMMU-111, in patients with resected liver metastases of colorectal cancer.

Results from 40 colorectal cancer patients with liver metastases were presented at the 54th Annual Meeting of the Society of Nuclear Medicine in June 2007. After surgery to remove liver metastases, patients were screened for cancer by PET and CT scans. At the time of reporting, 32 patients were evaluated. Sixteen were found to be negative for cancer (the adjuvant group) after surgery while the other 16 patients were found to have evidence of recurrent disease (the non-adjuvant group).

Six weeks after liver surgery, both groups of patients received an initial dose of 40 - 50 mCi/m2 of IMMU-111, followed by a second infusion three months later. At the time of reporting, 62.5% of patients (10/16) in the adjuvant group remained disease-free. For the non-adjuvant group, 25% of patients (4/16) reported no cancer relapse.

In an earlier study, the German scientists reported a 5-year survival rate of 51.3% in 19 colorectal cancer patients who received a single dose of IMMU-111 after surgery versus 7% of control patients who did not receive the antibody therapy, but only conventional therapies. Median overall survival from the first surgery was 68.0 months for the treatment group compared to 31 months for the contemporaneous (but not randomized) control group. Seven-year follow up results confirming these findings were published in the September 2007 issue of the Annals of Surgical Oncology. Results of this study were published in the September 20, 2005, issue of the Journal of Clinical Oncology. We believe that these initial results with IMMU-111 are encouraging, and will need to be confirmed in future prospectively randomized trials comparing those receiving IMMU-111 with patients receiving standard care or other therapies.

Diagnostic Imaging Products

We have transitioned our focus away from the development of diagnostic imaging products in order to accelerate the development of our therapeutic product candidates, although we continue to manufacture and commercialize LeukoScan in territories where regulatory approvals have been granted. LeukoScan® uses a mouse monoclonal antibody fragment that first targets and then binds to a type of white blood cell known as a granulocyte. These cells are associated with a potentially wide range of infectious and inflammatory diseases. As of June 30, 2007, research and development for diagnostic product candidates is not a material portion of our business.

Research and Development Programs

We have historically invested heavily in our research and development programs, spending approximately $19,841,000 for these programs during fiscal year ended June 30, 2007, $22,781,000 for these programs during the fiscal year ended June 30, 2006 and $27,028,000 for these programs during the fiscal year ended June 30, 2005. The expense reduction during the 2007 fiscal year resulted primarily from the transfer of the Phase III clinical trials for epratuzumab for SLE to UCB in May 2006. The above discussion is a brief summary of our principal research and development programs as of August 15, 2007.

Other Antibody-Directed Therapy Approaches

Our majority-owned subsidiary, IBC Pharmaceuticals, Inc. (IBC), has been working since 1999 on the development of novel cancer radiotherapeutics using patented pre-targeting technologies with proprietary, bispecific antibodies. This pre-targeting technique involves the administration of an unlabeled antibody to the patient on day one, followed by the administration of a separate radionuclide or other therapeutic, conjugated to a peptide, a few days later. This delay permits the patient’s body to eliminate antibodies, which have not bound to the disease site and are therefore superfluous. A second recognition group is then attached, either to the radionuclide or therapeutic drug, such that the radionuclide or drug is localized to the antibody pre-targeted to the tumor site. Using such methods in pre-clinical human tumor models, target-to-blood uptake ratios of radionuclide have been improved by up to forty times compared to the use of antibodies radiolabeled in the conventional manner. While this advantage is somewhat offset by the greater complexity involved in multiple administration and timing of reagents, after achieving promising results from animal studies on this technology, we have decided to continue clinical studies in France using Iodine-131 as the therapeutic agent and a bispecific antibody having our humanized anti-CEA antibody.

A Phase I clinical trial, which has defined the maximum tolerated dose of the I-131 peptide, and the optimal dose of the bispecific CEA antibody and the interval between the unlabeled chemically conjugated bispecific antibody and the labeled peptide, has been completed in France. Evidence of good tolerability and disease stabilization were reported for this trial at scientific meetings, including the June 2004, 51st Annual Meeting of the Society of Nuclear Medicine. Based on the positive outcome of the Phase I study, a multicenter Phase II study in patients with medullary thyroid cancer (MTC) has been initiated. The primary objective of this study is to confirm feasibility and safety, and to assess efficacy in this rare disease with very limited therapeutic options.

Preclinical studies by IBC continue for the development of new bispecific antibodies (fusion proteins) and peptides for improved targeting and treatment strategies, including multiple binding-arms for the tumor-targeting antibody and new carrier peptides that allow attachment of different kinds of therapeutic and diagnostic isotopes. Some of these results have been published in prominent cancer journals, such as Nature Medicine in November 2005, Clinical Cancer Research in September 2006 and The Journal of Nuclear Medicine in October 2006, and also at cancer conferences, such as the Annual Meeting of the American Association for Cancer Research in April 2007, the American Society of Clinical Oncology in June 2007, and the Society of Nuclear Medicine, also in June 2007. One or more of these new forms of each of the two reagents are being studied and tested for potential further clinical development. We believe that this new pre-targeting system may constitute the next generation of cancer radioimmunotherapy, and may also be applicable for the more targeted delivery of cancer drugs.

Peptides

During the past year, we continued to refine our proprietary methods for the radiolabeling of peptides with technetium-99m (Tc-99m) to the point where we are now capable of producing these peptides at clinical-scale levels using single-vial kits. These methods will be generally applicable to the preparation of radioconjugates and will enable rapid evaluation of different peptide-receptor systems. In related work, similar synthetic methods have also been used to prepare peptide conjugates that can be radiolabeled with Iodine-124, Gallium-68 (Ga-68), Indium-111 and Yttrium-90, which are being applied to the bispecific pre-targeting technology that is being developed through IBC. We believe that these developments may allow for the introduction of a new class of diagnostic imaging agents using both traditional gamma-emitting isotopes, such as Tc-99m, and positron-emitting isotopes, such as I-124 and Ga-68, particularly since pre-targeting methods being developed with IBC are showing very high tumor/normal tissue ratios.

Dock-and-Lock Platform Technology

We have developed a new platform technology, called the Dock-and-Lock (“DNL”) method, which has the potential for making a considerable number of bioactive molecules of increasing complexity. The initial validation of the DNL method was provided by the successful generation of a series of trivalent bispecific binding proteins consisting of two identical antibody-Fab fragments tethered site-specifically to a different Fab fragment via a pair of distinct linker modules found in nature. The first of such trimeric Fab-based proteins, TF2, has been produced in high yields and shown to be a superior pre-targeting agent for imaging CEA-positive human tumor xenografts in mice, thus, these stably tethered multifunctional structures of defined composition made by the dock and lock method may be used for cancer targeting. More recent preclinical results obtained with TF2 also demonstrate excellent visualization of micrometastases in the lungs using positron-emission tomography (PET) scanning.

The DNL method judiciously combines conjugation chemistry and genetic engineering to enable not only the creation of novel human therapeutics, but also the potential construction of improved recombinant products over those currently on the market. Therefore, in the near term, we plan to demonstrate its commercial potential by producing new versions of several successful biotechnology products with enhanced potency and better bioavailability. Meanwhile, the versatile and modular DNL method may allow us to expand the existing product portfolios to include multivalent, multispecific antibodies, immunodrugs, and various types of vaccines for preclinical and clinical development. A description of the DNL Platform technology is scheduled to appear in the September 15, 2007 Supplement issue of Clinical Cancer Research.

Patents and Proprietary Rights

Our Patents

We have accumulated a sizeable portfolio of patents and patent applications in the course of our research, which we believe constitutes a very valuable business asset. Some of these patents relate to our diagnostic imaging products and product candidates, while others relate to our therapeutic product candidates. Still others relate to our technologies and other discoveries for which no product candidate has yet been identified. While the issuance of a patent does not in itself assure us that our intellectual property rights will remain secure, we believe that we have taken all reasonable steps necessary to protect our technologies and inventions from misappropriation by others. As of August 31, 2007, this portfolio included 108 issued U.S. patents. In addition, as of such date the portfolio included more than 285 issued foreign patents, with a number of U.S. and foreign patent applications pending. We are aware of certain issued patents, as well as other patents pending, which are owned by competitors of ours and, to the extent they are determined to contain valid and enforceable claims, could result in a legal determination that our products or technologies are infringing. This would result in our needing to obtain a license under such patents, which might not be available on commercially reasonable terms, if at all. While we do not presently believe that this will impair in any material respect our ability to operate our business and commercialize our therapeutic product candidates, we cannot assure you that it will not adversely affect our business.

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

In July 1998, we signed a license agreement with Dako A/B to our worldwide patents for specific anti-CEA monoclonal antibodies, which Dako markets for in vitro use. In June 2002, we entered into a non-exclusive license to Daiichi Pure Chemicals Co. under these patents (which expired in April 2006), which included an up-front payment of $825,300. In addition, we recorded royalty income of $300,000 and $250,000 for the years ended June 30, 2006 and 2005, respectively.

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

UCB, S.A.

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

Under the terms of the UCB Agreement, we received initial cash payments from UCB totaling $38 million, which includes a $25 million upfront payment, plus a $13 million reimbursement for development costs of epratuzumab related to our clinical development of epratuzumab in patients with certain autoimmune conditions prior to the date of the UCB Agreement. As we have continuing obligations under the UCB Agreement we recorded the $38 million payment as deferred revenue. We recognize this deferred revenue over our best estimate of the period of time required to fulfill our obligations under the UCB Agreement, initially assumed to be November 2009.

Pursuant to the terms of the UCB Agreement, UCB assumed the financial responsibilities of completing the clinical and regulatory submissions of epratuzumab for SLE. On September 26, 2006, UCB decided to temporarily suspend the clinical trials of epratuzumab for patients with SLE. This suspension was implemented due to UCB’s concerns regarding the sterility assurance in the final product. This was a voluntary precautionary step as there have been no reports of clinical safety issues regarding this matter. As a result of this step, the Food and Drug Administration, or the FDA and certain other regulatory authorities instituted a clinical hold status of these trials. On November 14, 2006 the FDA notified UCB that the clinical hold on existing trials with epratuzumab in patients with lupus was lifted.

In January 2007, UCB decided to stop further new patient enrollment into the SLE clinical trials designed and initiated by the Company. Investigators were advised by UCB of this decision, and protocol amendments have been submitted to Institutional Review Boards to seek approval to treat patients with SLE who demonstrated clinical benefit in these trials. At that time, UCB and its experts in the field of SLE believed that the existing clinical trial protocols should be revised, including potential changes to patient enrollment criteria as such changes may result in more rapid patient enrollment. In early March 2007, based on continuing discussions and information provided by UCB during the third quarter of fiscal 2007, we determined that UCB terminated the SLE clinical trials designed and initiated by Immunomedics. UCB and their experts in the field of SLE have decided to establish new protocols under which new clinical trials for the treatment of SLE would be conducted. The clinical trial data from the recently stopped trials collected to date are valuable and are being analyzed as support for the new clinical trials. The protocols for the new SLE clinical trials will need to be reviewed and approved by the regulatory authorities.

As a result of the UCB decision, we are no longer able to determine when these clinical trials will take place nor can we determine how these decisions will impact our obligation period under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, we ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. We have been advised by UCB that it remains committed to developing epratuzumab for the treatment of SLE.

Prior to the decision to cease amortizing the deferred revenue regarding the up front payments from UCB, we recognized $5.3 million and $1.5 million as License Fee Revenues during the 2007 and 2006 fiscal years, respectively.

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

The UCB Agreement created a global autoimmune guidance committee, with equal representation by UCB and us, to plan and oversee the conduct and progress of the development and commercialization of epratuzumab. UCB has the deciding vote on the committee. UCB is solely responsible for the development, manufacturing and commercialization of epratuzumab for the treatment of all autoimmune indications and for the continuation of ongoing clinical trials in SLE, with Immunomedics responsible for supplying epratuzumab for the completion of clinical trials relating to SLE. We are also obligated to manufacture and supply epratuzumab, if needed and at UCB’s request, for the initial commercial launch of epratuzumab for the treatment of SLE and for certain future clinical trials if necessary. The manufacturing requirements are limited by our present production capacity. UCB will have sole responsibility for all clinical development, regulatory filings and related submissions, as well as all commercialization activities with respect to epratuzumab in all autoimmune indications.

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

Other Collaborations

We conduct research on a number of our programs in collaboration with a not-for-profit organization called The Center for Molecular Medicine and Immunology, or CMMI, and its clinical unit, the Garden State Cancer Center. CMMI performs contracted pilot and pre-clinical trials in scientific areas of importance to us and also conducts basic research and pre-clinical evaluations in a number of areas of potential interest to us. Dr. David M. Goldenberg, our Chairman of the Board and Chief Scientific Officer and Chief Medical Officer, is the President and a Trustee of CMMI.

In fiscal year 2007, the Company received a Phase I Grant Award from the National Institute of Health for a six-month period. The award for $134,000 is entitled “Dock and Lock: novel protein engineering.” The objective of this Small Business Innovative Research (SBIR) investigation is to evaluate TF2, a trivalent, bispecific antibody made by the Dock and Lock (DNL) method, for its utility as a pretargeting agent for detecting and treating CEA-producing tumors with a diagnostic tool or therapeutic radionuclide. To date, we have demonstrated the feasibility of DNL to manufacture multivalent, multispecific antibodies that are easily purified to homogeneity with high yields, as well as to generate diverse bioactive molecules with improved pharmacological properties.

In fiscal 2006, the Company received a Phase I Grant Award from the National Institute of Health for a six-month period. The award for $134,000 is entitled “An Anti-CD74 MAb-drug Conjugate for B-Cell Malignancies”. The objective of this Small Business Innovative Research (SBIR) investigation is to determine if a doxorubicin (dox) conjugate of the humanized, anti-CD74, monoclonal antibody, hLL1, would be a suitable agent for subsequent development for a clinical Phase I trial against CD74-positive B cell malignancies. Project feasibility will be documented with a scaled-up preparation of dox-hLL1 conjugate and demonstration of its therapeutic efficacy in an animal model of human multiple myeloma.

Also in fiscal 2006, we received a Phase I Grant Award from the National Institute of Health for a six-month period. The award for $134,000 is entitled “F-18 labeled Peptides for Pretargeted PET Imaging of Pancreatic Cancer”. The objective of this SBIR investigation is to develop a pancreatic cancer imaging method that uses F-18 labeled peptide in conjunction with bispecific antibody pretargeting, for improved early diagnosis of the disease. With pretargeting methodology already well established, the goal of the SBIR Phase I feasibility will be to identify a practical synthetic method to radiolabel the targeting peptide, containing two haptens, with 4-F-18 fluorobenzaldehyde.

In 2005, we received a Phase I Grant Award from the National Institute of Health for a six-month period. The $134,000 award was entitled “Tetravalent Bispecific Fusion Antibody for Immunotherapy”. The objectives of this SBIR investigation is to develop a tetravalent bispecific fusion protein derived from two different humanized antibodies against human CD22 and CD20, and to explore the potentials of utilizing this tetravalent bispecific antibody (bsAb) as a “single agent” for treatment of patients with B-cell cancers to further improve the efficacy, safety, and convenience of the combination therapy. In Phase I, the fusion bsAb will be engineered by recombinant technology and expressed in a mammalian cell line, and high-level bsAb-producing clones suitable for industrial scale production will be developed. In this preliminary stage of a new drug development, the physical, biochemical, and immunological properties of the recombinant bsAb will be thoroughly characterized. In addition, in vitro and in vivo characteristics of the bsAb against malignant B-cells will be evaluated.

We also collaborate with numerous other academic and research centers. Our academic collaborators have included such institutions as the Erasme University Hospital, Brussels, Belgium; University of Nijmegen, The Netherlands; INSERM, Nantes, France; University of Göttingen, Germany; University of Marburg, Germany; New York Presbyterian Hospital – Cornell Medical College; University of Massachusetts; Fox Chase Cancer Center; and Brigham & Women’s Hospital-Harvard Medical School. We believe such ongoing research efforts may identify new and improved products and techniques for diagnosing and treating various cancers and infectious diseases.

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

Orphan Drug Act

To date, we have successfully obtained Orphan Drug designation by the FDA under the Orphan Drug Act of 1983 for epratuzumab (IMMU-103), yttrium-90 labeled PAM4 (IMMU-107) and labetuzumab (IMMU-100). There can be no assurance, however, that our competitors will not receive approval of other different drugs or biologics for treatment of the diseases for which our products and product candidates are targeted.

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

Competition

Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors such as the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies. A number of companies, including Biogen Idec, Genentech, Glaxo SmithKline, Hoffmann-LaRoche, Human Genome Sciences, Amgen, Millennium Pharmaceuticals, Protein Design Laboratories, Genmab, Medarex, Bristol-Myers Squibb, Bayer Schering Pharma AG, Wyeth, AstraZeneca and Eli Lilly, are engaged in the development of therapeutic autoimmune and oncology products. Many of these companies have significantly greater financial, technical and marketing resources than we do. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants. Our ability to compete successfully with other companies in the biopharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

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

Marketing, Sales and Distribution

At present we have only limited marketing and sale capabilities as we focus our efforts on developing our therapeutic product candidates. We will continue to manufacture and market LeukoScan with our sales force and provide technical support directly to customers. We also have agreements with third parties to market LeukoScan® that provide customer support and distribution of the products.

Our European operations are headquartered in Darmstadt, Germany. We have also established sales representation in most major European markets. We service other markets through the appointment of local organizations that provide sales and marketing support as well as local product redistribution. We have a distribution agreement with Logosys Logistik GmbH, whereby Logosys packages and distributes LeukoScan® in the European Union. We will continue to evaluate future arrangements and opportunities with respect to other products we may develop in order to optimize our profits and our distribution, marketing and sales capabilities.

Manufacturing

We operate a large-scale bioreactor facility at our Morris Plains, New Jersey, location. This facility is used for the production of all of our therapeutic product candidates for clinical trials, and potentially for commercial quantities as well.

We manufacture LeukoScan® for commercial sale at our facility in Morris Plains. The Committee on Proprietary Medicinal Products of the European Commission approved the manufacturing facility and product manufacturing processes for LeukoScan in May 1998. In April 2005, we entered into an agreement with BAG GmbH, Lich, Germany for the final formulation, fill and lyophilization of Leukoscan. We also perform antibody processing and purification of all our therapeutic product candidates at this facility. We have scaled-up our antibody purification and fragmentation manufacturing processes for our diagnostic imaging agents to permit us to produce commercial levels of product. Our purification area consists of four independent antibody-manufacturing suites, several support areas, and quality control laboratories. As part of the UCB Agreement we are responsible for the manufacture of epratuzumab for the completion of the ongoing clinical trials relating to SLE, and if requested by UCB (and within our production capacity), to manufacture and supply the initial commercial launch of epratuzumab for the treatment of SLE and for certain future clinical trials for another autoimmune disease indication, if necessary.

Reliance on Third Parties

We currently rely on third parties to supply raw materials and to perform certain end-stage portions of the manufacturing process for our diagnostic imaging product (LeukoScan®). We do not currently have the resources necessary to perform these processes, and if our third party suppliers were to become unwilling or unable to do so for any reason, we would be unable to deliver these products to customers until we entered into an agreement with another qualified manufacturer. This could cause substantial delays in customer deliveries and adversely affect our results of operations.

On May 9, 2006 we entered into an agreement with UCB for the worldwide licensing of epratuzumab for the treatment of all autoimmune diseases. As part of the agreement, UCB has the responsibility for all clinical development, commercial-scale manufacturing, regulatory filing and related submissions, as well as all marketing and sales activities with respect to epratuzumab in all autoimmune indications.

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

LeukoScan® and certain of our other imaging agents are derived from the fluids produced in mice. Regulatory authorities, particularly in Europe, have expressed concerns about the use of these fluids for the production of monoclonal antibodies. These regulatory authorities may determine that our quality control procedures for these products are inadequate. In the event we have to discontinue the use of mouse fluids, we may not have the resources at the time to acquire the necessary manufacturing equipment and expertise that we will need to make the changes in our development programs.

Employees

As of August 31, 2007, we employed 108 persons on a full-time basis, of whom 20 were in research and development departments, 13 of whom were engaged in clinical research and regulatory affairs, 53 of whom were engaged in operations and manufacturing and quality control, and 22 of whom were engaged in finance, administration, sales and marketing. Of these employees, 40 hold M.D., Ph.D. or other advanced degrees. We believe that while we have been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel continues to be intense and there can be no assurance that we will continue to be able to attract and retain the professionals we will need to grow our business. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employees is excellent.

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

In addition, we make available on our website (i) the charters for the committees of the Board of Directors, including the Audit Committee, Compensation Committee and Nominating and Board Governance Committee, and (ii) the Company’s Code of Business Conduct (the Code of Conduct) governing its directors, officers and employees. Within the time period required by the SEC, we will post on our website any modifications to the Code of Conduct, as required by the Sarbanes-Oxley Act of 2002.

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

We have incurred significant operating losses since our formation in 1982, and have never earned a profit since that time. As of June 30, 2007, we had an accumulated deficit of approximately $219,000,000, including net losses of $16,656,000 and $28,560,000 for the years ended June 30, 2007 and 2006, respectively. In May 2006, we entered into an agreement with UCB, granting UCB the exclusive, worldwide license to develop, manufacture, market and sell epratuzumab, our humanized CD22 antibody, for all autoimmune disease indications. As part of this agreement UCB assumed the responsibility for conducting the Phase III SLE clinical trials we had designed and initiated. UCB subsequently decided to terminate these trials and establish new protocols under which new clinical trials for the treatment of SLE would be conducted. As a result of this decision, we are no longer able to determine when these clinical trials will take place nor how these decisions will impact our obligation period under the terms of the agreement with UCB. Therefore we have ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable.

The only significant product sales we have earned to date have come from the limited sales of our two diagnostic imaging products in Europe and, to a lesser degree, the U. S. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic products and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. We expect to continue to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•	$38,000,000 from UCB under the May 2006 agreement to license the rights to develop, manufacture and commercialize epratuzumab for the treatment of all autoimmune disease indications;

•	Approximately $259,000,000 from the public and private sale of our debt and equity securities through June 30, 2007;

•	$18,000,000 from Amgen under our epratuzumab licensing agreement, which was terminated in 2004; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

With the UCB Agreement and the receipt of the initial payments related thereto and equity financing completed in May 2007, we will have sufficient funds for our research and development programs through at least the next twelve months. We intend to continue expending substantial capital on our research and development programs. We will need to raise additional capital in order to obtain the necessary regulatory approvals and then commercialize our other therapeutic products. Our capital requirements are dependent on numerous factors, including:

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

We are dependent upon UCB, for the final development and commercialization of epratuzumab for the treatment of autoimmune disease indications worldwide, and they may not be successful. In addition, our recognition of the amortization of the upfront payment from UCB is determined by the completion of our obligations as outlined in the UCB Agreement.

We have licensed the exclusive worldwide rights of our most advanced therapeutic compound, epratuzumab, to UCB. As a result, UCB is solely responsible, and we are depending upon it, for completing the clinical development of epratuzumab, obtaining all necessary regulatory approvals, and then commercializing and manufacturing the compound for sale. If UCB does not fully perform its responsibilities under our agreement, or if the clinical trials to be conducted by UCB are not initiated, successful or are terminated by UCB for any other reason, our ability to commercialize this product candidate in the future, as well as other product candidates we have in development which are closely related to epratuzumab, would be severely jeopardized. In such event, it is likely we would never receive any of the milestone payments or royalties that we are eligible to receive under our agreement with UCB, and our ability to fund the development and testing of our other product candidates would be adversely affected.

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

The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Biogen Idec, Genentech, Glaxo SmithKline, Hoffmann-LaRoche, Human Genome Sciences, Millennium Pharmaceuticals, Protein Design Laboratories, Genmab, Medarex, Amgen Inc., Bristol-Myers Squibb, Bayer Schering Pharma AG, Wyeth, AstraZeneca and Eli Lilly, are engaged in the development of therapeutic autoimmune and oncology products. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies.

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

We are heavily dependent upon the talents of Dr. Goldenberg, our Chief Scientific Officer and Chief Medical Officer, and Ms. Sullivan, our President and Chief Executive Officer, as well as certain other key personnel. If Dr. Goldenberg, Ms. Sullivan or any of our other key personnel were to unexpectedly leave our company, our business and results of operations could be materially and adversely affected. In addition, as our business grows we will need to continue to attract additional management and scientific personnel. Competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and we may not be successful in our recruitment efforts. If we are unable to attract, motivate and retain qualified professionals, our operations could be materially and adversely affected.

Certain potential for conflicts of interest, both real and perceived, exist which could result in expensive and time-consuming litigation.

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. In fiscal year 2007, we reimbursed CMMI $10,000 for expenses incurred relating to research contracts, in addition to providing CMMI with $100,000 for research activities conducted on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our Company also have research collaborations with CMMI.

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

Our ability to successfully commercialize therapeutic products will depend, in significant part, on the extent to which hospitals and physicians can obtain appropriate reimbursement levels for the cost of our products and related treatment. Third-party payers are increasingly challenging the prices charged for diagnostic and therapeutic products and related services. In addition, legislative proposals to reform health care or reduce government insurance programs may result in lower prices or the actual inability of prospective customers to purchase our products. Furthermore, even if reimbursement is available, it may not be available at price levels sufficient for us to realize a positive return on our investment.

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

Risks Related to Our Securities

Our common stock may be delisted from the NASDAQ Global Market, or NASDAQ.

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

If we were delisted from the NASDAQ GMS, we may become subject to the trading complications experienced by “Penny Stocks” in the over-the-counter market.

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

From time to time, stock market analysts publish research reports or otherwise comment upon our business and future prospects. Due to a number of factors, we may fail to meet the expectations of securities analysts or investors and our stock price would likely decline as a result. These factors include:

•

announcements by us, our current collaboration partner, any future alliance partners or our competitors of clinical results, technological innovations, product sales, new products or product candidates and product development timelines;

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

As of June 30, 2007, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 12% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

The market price of our common stock, like that of the common stock of many other biopharmaceutical companies, has been and likely will continue to be highly volatile. Factors that could have a significant impact on the future price of our common stock include but are not limited to:

•	the results of pre-clinical studies and clinical trials by us, our collaboration partners or our competitors;

•	announcements of technological innovations or new therapeutic products by us or our competitors;

•	government regulation;

•	developments in patent or other proprietary rights by us or our respective competitors, including litigation;

•	fluctuations in our operating results; and

•	market conditions for biopharmaceutical stocks in general.

At September 7, 2007, we had 75,062,164 shares of common stock outstanding, 8,294,328 additional shares reserved for the exercise of outstanding options and warrants and 6,310,950 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plans.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is located at 300 American Road, Morris Plains, New Jersey 07950, where we lease approximately 74,000 square feet of commercial office space. In November 2001, we renewed the lease for an additional term of 20 years expiring in October 2021 at a base annual rate of $545,000, which rate is fixed for the first five years and increases thereafter every five years. The November 2001 renewal includes an additional 15,000 square feet of space. Our manufacturing, regulatory, medical, research and development laboratories, and our finance, marketing and executive offices are currently located in this facility. We operate a 7,500 square-foot, commercial-scale manufacturing facility within our Morris Plains headquarters, which consists of four independent antibody manufacturing suites, several support areas, and a quality control laboratory. See Item 1 Business, “Manufacturing.” In addition, our European subsidiary, Immunomedics GmbH, leases executive office space in Darmstadt, Germany.

Item 3.	Legal Proceedings

Former Employee Patent Litigation

On October 10, 2006, we sued a former research scientist employee, seeking a declaration that our Company has the right, under a certain written agreement that the former employee executed at time he commenced work for the Company, to an immediate assignment of all of the employee’s rights, titles and interest in three patent applications that the employee filed after leaving the employ of the Company. We further seek a judgment compelling the former employee to perform under the agreement and immediately assign to the Company all of their rights, titles and interest in these patent applications. We are also seeking damages for breach of contract.

On October 12, 2006, the Company was sued by the same former employee noted above as well as two other parties claiming rights to the patents, seeking a declaration that (i) a certain written agreement executed by the former employee at or about the time he commenced work for the Company does not obligate the former employee to assign to the Company three patent applications filed by him after he ceased working for the Company, (ii) the Company has no ownership rights in said patent applications, and (iii) a certain Recordation Form Cover Sheet that the Company filed with the United States Patent and Trademark Office, or PTO, with respect to two of the three patent applications was invalid and unenforceable. Plaintiffs further seek a permanent injunction requiring the Company to withdraw the Recordation Form Cover Sheet that was filed with the PTO. We intend to vigorously defend this action.

Legal counsel is presently taking depositions with regard to these proceedings.

From time to time we are a party to various claims and litigation arising in the normal course of business. We believe that the outcome of such claims and litigation will not have a material adverse effect on our financial position and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal year 2007.

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

Market Price and Dividend Information

Our common stock is quoted on the NASDAQ Global Market under the symbol “IMMU.” The following table sets forth, for the last two fiscal years, the high and low sales prices for our common stock, as reported by the NASDAQ Global Market:

Fiscal Quarter Ended	High	Low
September 30, 2005	$2.29	$1.65
December 31, 2005	2.97	1.63
March 31, 2006	3.50	2.27
June 30, 2006	3.49	2.31

September 30, 2006	$2.64	$1.52
December 31, 2006	4.10	1.75
March 31, 2007	5.17	3.36
June 30, 2007	6.12	4.09

As of September 7, 2007, the closing sales price of our common stock on the NASDAQ Global Market was $2.06. As of September 7, 2007, there were approximately 641 stockholders of record of our common stock and, according to our estimates, approximately 13,541 beneficial owners of our common stock. We have not paid dividends on our common stock since inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of June 30, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	7,958,328	$6.33	6,646,950
Equity compensation plans not approved by security holders	—	—	—

Total	7,958,328	$6.33	6,646,950

(1)	Includes the Company’s 2002 Stock Option Plan and 2006 Stock Incentive Plan.

STOCK PERFORMANCE GRAPH

This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by our Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Information used on the graph was obtained from the Center for Research in Security Prices at the University of Chicago, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	6/30/02	6/30/03	6/30/04	6/30/05	6/30/06	6/30/07
Immunomedics	100	121	93	33	51	80
NASDAQ Composite	100	111	140	141	150	179
NASDAQ Pharmaceutical	100	138	154	146	161	175

Sale of Unregistered Securities

None

Issuer Purchases of Equity Securities

None

Item 6.	Selected Financial Data

The following table sets forth our consolidated financial data as of and for each of the five fiscal years ended June 30, 2007. The selected consolidated financial data as of and for each of the five years ended June 30, 2007, have been derived from our audited consolidated financial statements. The consolidated financial statements for the years ended June 30, 2007, 2006 and 2005 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal year ended June 30,
	2007	2006 (4)	2005 (4)	2004 (4)	2003 (4)
		As Adjusted
	(In thousands, except per share amounts)
Statements of Operations

Revenues	$8,506	$4,353	$3,813	$4,306	$13,719
Cost and expenses	24,207	28,699	32,315	27,112	23,642
Litigation settlement	—	—	1,112	—	—
(Loss) Gain on change in fair value of warrants	—	(270)	939	—	—
Interest (expenses) income – net	(1,492)	(4,507)	(599)	285	1,087
Minority interest	106	90	110	89	88
Foreign currency transaction (loss) gain	35	(17)	(4)	30	85

Loss before income tax benefit	(17,053)	(29,050)	(26,944)	(22,402)	(8,663)
Income tax benefit	397	490	385	234	680

Net loss	$(16,656)	$(28,560)	$(26,559)	$(22,168)	$(7,983)

Net loss per common share	$(0.26)	$(0.52)	$(0.49)	$(0.44)	$(0.16)

Weighted average shares outstanding	63,277	55,263	53,684	49,886	49,878

Balance Sheets

Cash, cash equivalents and marketable securities (1)	$46,233	$41,827	$15,485	$13,479	$23,796
Restricted securities (1)	1,275	2,550	18,126	5,101	6,376
Total assets	60,198	58,242	49,990	33,864	46,951
Long-term debt (2)	—	29,525	36,743	13,826	5,101
Stockholders’ equity (deficit) (3)	$20,330	$(17,428)	$(220)	$12,428	$34,650

(1)	Approximately $14,300,000 of restricted cash became available for use by the Company during the first quarter of fiscal year 2006 as a result of August 19, 2005 Special Shareholder’s Meeting authorizing an additional 40,000,000 shares of common stock.
(2)	All of the remaining 5% Notes were converted in shares of common stock during the 2007 fiscal year.
(3)	We have never paid cash dividends on our common stock. In August, 2005 the Company received shareholder approval to authorize an additional 40,000,000 shares of common stock.
(4)	Fiscal years 2006 through 2003 have been retroactively adjusted to reflect the change in the method of Accounting for collateral assignment split-dollar life insurance arrangements to conform to EITF 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”, as discussed in Note 2 to our consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, are intended to identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to obtain additional capital through strategic collaborations, licensing, convertible debt securities or equity financing in order to continue our research and development programs as well as secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; our ability to protect our proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally. Please also see the discussion of risks and uncertainties under Item 1A. Risk Factors “Factors That May Affect Our Business and Results of Operations” in this Annual Report on Form 10-K.

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

Overview

We are a biopharmaceutical company focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled, or “naked,” form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a broad pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes 108 issued patents in the U.S. and approximately 285 other issued patents worldwide, protects our product candidates and technologies.

We have transitioned our focus away from the development of diagnostic imaging products in order to accelerate the development of our therapeutic product candidates, although we continue to manufacture and commercialize LeukoScan in territories where regulatory approvals have been granted. As of June 30, 2007, research and development into diagnostic product candidates was no longer a material portion of our business.

From inception in 1982 until June 30, 2007, we had an accumulated deficit of approximately $219 million and have never earned a profit. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature or source of which cannot be predicted), our losses will continue as we continue to conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years.

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

•

the time required for us to comply with all applicable federal, state and foreign legal requirements, including, without limitation, our receipt of the necessary approvals of the U.S. Food and Drug Administration, or FDA;

•	the financial resources available to us during any particular period; and

•	many other factors associated with the commercial development of therapeutic products outside of our control.

Research and Development

As of June 30, 2007, we employed 20 professionals in our research and development departments and 13 professionals in our clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs. We have spent approximately $19.8 million in the aggregate in the fiscal year ended June 30, 2007 on research and development expenses, $22.8 million in the aggregate in the fiscal year ended June 30, 2006 on research and development expenses, and $27.0 million in the aggregate for the year ended June 30, 2005 on research and development expenses.

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

In April 2006, clinical results of epratuzumab in patients with SLE were published in Arthritis Research & Therapy. The objective of this open label, single-center study was to evaluate the safety, tolerability, lack of immunogenicity and early evidence of efficacy of epratuzumab, which was administered as a single agent every other week, for a total of four doses. A scoring system called BILAG (British Isle Lupus Assessment Group) was used to measure the level of disease activity in these patients prior to, and, at several time points, post administration of epratuzumab. Patients with mild to moderate systemic lupus erythematosus (SLE) activity (defined by Global BILAG scores of 6-12 prior to treatment) were enrolled. A high BILAG score indicates increased disease activity.

SLE assessments after treatment demonstrated consistent clinical improvement, with decreased global BILAG scores for all fourteen enrolled patients compared to the pre-therapy scores. Specifically, 77% had lowered their global BILAG scores by 50% or more six weeks post-therapy. Furthermore, 92% having decreases of various amounts continuing to at least 18 weeks (where 38% showed a ≥50% decrease). Almost all patients (93%) experienced improvements in at least one BILAG B- or C-level disease activity at 6, 10 and 18 weeks. Additionally, 3 patients with multiple BILAG B involvement at baseline had completely resolved all B-level disease activities by 18 weeks. In all patients, the treatment was well tolerated with infusions completed in about one hour, and no evidence of reactions or immunogenicity.

Based on these positive results, we submitted an application with the FDA for Fast Track designation and in January 2005, received notice from the agency granting epratuzumab Fast Track Product designation for the treatment of patients with moderate and severe SLE. The fast track programs of the FDA are designed to facilitate drug development and to expedite the review of new drugs that are intended to treat serious or life threatening conditions, and that demonstrate the potential to address unmet medical needs. As such, the fast track designation allows for close and frequent interaction with the agency. A designated fast track drug may also be considered for priority review with a shortened review time, rolling submission, and accelerated approval if applicable.

In May 2005, we initiated two pivotal Phase III clinical trials to further evaluate the safety and efficacy of epratuzumab for the treatment of patients with moderate and severe SLE. These pivotal trials were randomized, double-blinded, placebo-controlled, multi-center studies using the BILAG index to monitor and assess disease activity. The trials were named “ALLEVIATE” or Alleviate Lupus Affliction with Epratuzumab and Validate its Autoimmune Safety and Efficacy. One trial, ALLEVIATE A, was for patients with severe SLE flares, and the second trial, ALLEVIATE B, was for patients with moderately active SLE. With the consummation of the UCB Agreement, future costs incurred related to these clinical trials were the responsibility of UCB.

Another autoimmune indication that we are targeting with epratuzumab is Sjögren’s syndrome, a disease that currently affects between 2 to 4 million Americans. We reported results from our open-label, non-randomized, two-center Phase I/II trial in the July 2006 issue of Arthritis Research & Therapy. Sixteen patients with primary Sjögren’s syndrome were enrolled in this study to assess feasibility, safety, and early evidence of efficacy. Over an eight-week period, patients received 360 mg/m2 of epratuzumab every two weeks for a total of four doses. Fourteen patients received all four infusions without reactions with a median infusion time of fifty minutes. One patient received three and another was discontinued after receiving a partial infusion due to a mild acute reaction.

Patients reported improvements in their clinical signs and symptoms that include: dry eyes, dry mouth, fatigue, tender joints, tender points, tear and salivary flow. Specifically, 53% achieved a clinical response (at ≥20% improvement level) at 6 weeks, with 53% responding at 10 weeks, 47% responding at 18 weeks, and 67% responding at 32 weeks. Approximately 40%-50% responded at the ≥30% level, while 10%-45% responded at the ≥50% level for 12-32 weeks. Additionally, statistically significant improvements were observed in fatigue, and patient and physician global assessments.

Epratuzumab seems to slow activity without causing a drastic drop in the number of circulating B-lymphocytes, thus perhaps reducing the risk of infection. Consistent with our past clinical experience with the antibody, we have found a reduction of 40% to 50% in circulating B-cells in the patients enrolled in both the SLE and Sjögren’s syndrome trials. This data suggests that B-cell modulation may be the primary mechanism of action of epratuzumab, and that complete depletion of B-cells is not necessary to provide a clinical benefit.

Epratuzumab has also demonstrated good safety, tolerability, and clinical efficacy in more than 340 patients with non-Hodgkin’s lymphoma, resulting in reports published in the August 2005 and August 2006 issues of The Journal of Clinical Oncology.

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

Pursuant to the terms of the UCB Agreement, UCB assumed the financial responsibilities of completing the clinical and regulatory submissions of epratuzumab for SLE. On September 26, 2006, UCB decided to temporarily suspend the clinical trials of epratuzumab for patients with SLE. This suspension was implemented due to UCB’s concerns regarding the sterility assurance in the final product. This was a voluntary precautionary step as there have been no reports of clinical safety issues regarding this matter. As a result of this step, the Food and Drug Administration, or the FDA and certain other regulatory authorities instituted a clinical hold status of these trials. On November 14, 2006 the FDA notified UCB that the clinical hold on existing trials with epratuzumab in patients with lupus was lifted.

In January 2007, UCB decided to stop further new patient enrollment into the SLE clinical trials designed and initiated by the Company. Investigators were advised by UCB of this decision, and protocol amendments have been submitted to Institutional Review Boards to seek approval to treat patients with SLE who demonstrated clinical benefit in these trials. At that time, UCB and its experts in the field of SLE believed that the existing clinical trial protocols should be revised, including potential changes to patient enrollment criteria as such changes may result in more rapid patient enrollment. In early March 2007, based on continuing discussions and information provided by UCB during the third quarter of fiscal 2007, we determined that UCB terminated the SLE clinical trials designed and initiated by Immunomedics. UCB and their experts in the field of SLE have decided to establish new protocols under which new clinical trials for the treatment of SLE would be conducted. The clinical trial data from the recently stopped trials collected to date are valuable and are being analyzed as support for the new clinical trials. The protocols for the new SLE clinical trials will need to be reviewed and approved by the regulatory authorities.

As a result of the UCB decision, we are no longer able to determine when these clinical trials will take place nor can we determine how these decisions will impact our obligation period under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, we ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. We have been advised by UCB that it remains committed to developing epratuzumab for the treatment of SLE.

While the clinical results to date have been encouraging, we are not able to determine when, if ever, epratuzumab will be approved for sale in the U.S. or anywhere else. Even if it is approved, there can be no assurance that it will be commercially successful or that we will ever receive revenues equal to our financial investment in this product candidate.

Other Therapeutic Product Candidates

We also have in development a solid tumor therapeutic product candidate that targets an antigen known as carcinoembryonic antigen, or CEA. The CEA antigen is abundant at the site of virtually all cancers of the colon and rectum and is associated with many other solid tumors, such as breast and lung cancers. A Phase II trial has been completed in Europe for IMMU-111 (hCEA-I-131) in patients with proven or suspected metastatic colorectal cancer who failed chemotherapy. We believe that the initial results with IMMU-111 are encouraging. This Phase I/II trial with IMMU-101 (hCEA-Y-90) has completed enrollment in the United States and in Europe in patients with advanced colorectal and pancreatic cancers. We are not currently conducting clinical trials with our unlabeled CEA antibody; however, we are providing clinical supplies for an investigator sponsored Phase II clinical trial in Germany, evaluating repeat dosing with IMMU-111.

We also are commencing clinical trials with veltuzumab (anti-CD20) for the treatment of certain autoimmune diseases. The clinical trials of veltuzumab and IMMU-102 in patients with non-Hodgkin’s lymphoma are nearing completion. We are conducting clinical trials with milatuzumab in patients with multiple myeloma, and with IMMU-107 (for use in targeting anti-MUC 1 antibody) for pancreatic cancer therapy. In addition to these four product candidates, we have several others in pre-clinical development.

Diagnostics

We have transitioned our focus away from the development of diagnostic imaging products in order to accelerate the development of our therapeutic product candidates, although we continue to manufacture and commercialize LeukoScan® in territories where regulatory approvals have been granted. As of June 30, 2007, research and development into diagnostic product candidates was no longer a material portion of our business.

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

We concluded that the UCB Agreement should be accounted for as a single unit of accounting and are amortizing the $38 million payment received over the expected obligation period, which was originally estimated to end in November 2009.

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

In January 2007, UCB decided to stop further new patient enrollment into the SLE clinical trials designed and initiated by us. Investigators were advised by UCB of this decision, and protocol amendments have been submitted to Institutional Review Boards to seek approval to treat patients with SLE who demonstrated clinical benefit in these trials. At that time, UCB and its experts in the field of SLE believed that the existing clinical trial protocols should be revised, including potential changes to patient enrollment criteria as such changes may result in more rapid patient enrollment.

In early March 2007, based on continuing discussions and information provided by UCB during the third quarter of fiscal 2007, we determined that UCB terminated the SLE clinical trials designed and initiated by Immunomedics. UCB and their experts in the field of SLE have decided to establish new protocols under which new clinical trials for the treatment of SLE would be conducted. The clinical trial data from the recently stopped trials collected to date are valuable and are being analyzed as support for the new clinical trials. The protocols for the new SLE clinical trials will need to be reviewed and approved by the regulatory authorities.

As a result of the UCB decision, we are no longer able to determine when these clinical trials will take place nor can it determine how these decisions will impact its obligation period under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, we ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. We have been advised by UCB that it remains committed to developing epratuzumab for the treatment of SLE.

Milestone payments are recognized as revenue upon the achievement of mutually agreed milestones, provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement, and (ii) there are no continuing performance obligations associated with the milestone payment. To date, we have not recorded any revenue for milestone payments under the UCB Agreement.

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

Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective transition method. Under that transition method, compensation cost includes the fair value of awards originally accounted for under APB No. 25 that were not vested on July 1, 2005 and compensation cost for all share-based compensation granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). Due to the accelerated vesting prior to the adoption of SFAS 123(R) noted above, the impact on the statement of operations for the year ended June 30, 2006 was not material. The non-vested share-based compensation that is outstanding as of June 30, 2007 is $1,419,000, which is expected to be recognized over the next four fiscal years. As a result of using the modified prospective transition method prior periods have not been restated.

Impairment of Assets

Immunomedics reviews its long-lived assets for impairment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon our judgment of the Company’s ability to recover the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated.

Make-Whole Interest Derivative Liability

The holders of the 5% Senior Convertible Notes due May 2008, or the 5% Notes, who convert their 5% Notes also received on the date of conversion a payment equal to the amount of accrued and unpaid interest, less interest actually previously paid or provided for, up to and including the maturity date of the 5% Notes, known as the “make-whole” interest payment. The make-whole interest payment was considered a bifurcated derivative since the embedded call option can accelerate the settlement of the interest component of the debt cost at the holder’s option. Changes in the fair value of the make-whole interest payment were recorded in current period operations. The fair value of this instrument was recorded in the consolidated balance sheet as derivative interest liability. The initial value of the derivative interest liability associated with the make-whole interest provision of $751,000 was recorded as additional debt discount and was either amortized to interest expense over the life of the 5% Notes or classified to paid in capital for the 5% Notes when they were converted into shares of common stock. As of June 30, 2007 all of the 5% Notes have been converted into shares of common stock, with the make-whole interest derivative liability reduced to zero.

The value of this derivative liability was based on various inputs and assumptions such as the price of our stock at each balance sheet date and volatility. Changes in these inputs and assumptions, particularly the price of our common stock, have impacted the value of this derivative liability at each of the balance sheet dates.

Life Insurance Policies

Split-Dollar Policy

In September 1994, the Company entered into a split dollar life insurance arrangement with Dr. Goldenberg and a trust controlled by his family (the “Trust”) pursuant to which the Company agreed to pay a significant portion of the premiums on a whole life insurance policy insuring Dr. Goldenberg and owned by and benefiting the Trust. The Company will be repaid the lesser of the cumulative premium payments it has made with respect to the policy or the cash surrender value of the policy upon Dr. Goldenberg’s death or the voluntary termination of the arrangement by Dr. Goldenberg out of the policies’ existing surrender value at the time of repayment. In accordance with EITF 06-10, “Accounting for Collateral Assignment Split Dollar Life Insurance”, an employer should recognize a liability for any post employment benefit in accordance with APB Opinion No. 12 associated with split-dollar life insurance plans. Since the contractual terms of the arrangement provide that the Company may not be reimbursed the premiums of the policy upon termination of employment, the Company accrues a liability for a post employment benefit, which is based on a number of assumptions. The measurement of the related benefit is based on a number of probability-weighted assumptions. The more significant of these assumptions are: (a) the appropriate discount rate to use in computing the present value of the benefit; (b) the expected return on cash surrender values; (c) the estimated retirement date; and (d) the expected period of time after employment and prior to the death benefit. Actual results will likely differ from the assumptions used. Those differences, along with changes that may be made in the assumptions used from period to period, will impact the amounts reported in the financial statements. The Company recognizes an asset based on the amount that could be realized under the insurance contract as of the date of each balance sheet. The amount the Company could realize in the lesser of the premiums paid by the Company or the cash surrender value of the policy.

Other Life Insurances Policies

The Company has various other life insurance policies on Dr. Goldenberg; some of the policies are for the benefit of the Company and some of the policies are for the benefit of Dr. Goldenberg. When the Company is the beneficiary of the policy, and there are no other contractual arrangements between the Company and Dr. Goldenberg, the Company recognizes the amount that could be realized under the insurance arrangement as an asset in the balance sheet. When the Company is the owner of the policy, but has contractually agreed to give Dr. Goldenberg rights to the policy, the Company records both an asset for the amount that could be realized under the insurance arrangement, and a corresponding liability that represents the value contractually benefiting Dr. Goldenberg. The Company recorded immaterial adjustments during the fourth quarter to properly reflect the contractual insurance arrangements between the Company and Dr. Goldenberg.

Results of Operations

The election to apply EITF 06-10 was adopted retrospectively and therefore comparative prior periods have been adjusted to reflect related balances as if the standard had been followed as of the beginning of all periods presented. All adjustments are reflected in management’s discussion and analysis. See Note 2 to our audited financial statements.

Fiscal Year 2007 compared to Fiscal Year 2006

Revenues for the fiscal year ended June 30, 2007 were $8,506,000 as compared to $4,353,000 in the fiscal year ended June 30, 2006, representing an increase of $4,153,000, or 95%, primarily due to the impact of the recognition of a portion of the deferred revenue from the Development, Collaboration and License Agreement dated May 9, 2006 with UCB, S.A. (UCB Agreement), as well as higher product sales. Product sales of $2,991,000 for the 2007 fiscal year were $737,000 higher, primarily due to higher sales in Europe than in the prior year due to having the LeukoScan® product available for the entire 2007 fiscal year. On January 30, 2006 approval was received from the European Regulatory Agency to market LeukoScan® for the revision to our manufacturing process. License fee and other revenues for fiscal year 2007 increased to $5,381,000 from $1,830,000 for the same period in 2006, primarily from the recognition of a portion of the deferred revenue earned under the UCB Agreement.

Total operating expenses for fiscal year 2007 were $24,208,000 as compared to $28,699,000 in fiscal year 2006, representing a decrease of $4,491,000, or 16%. Research and development expenses for fiscal year 2007 declined by $2,940,000, or 13%, to $19,841,000 from $22,781,000 in fiscal year 2006 due primarily to the transfer of the SLE clinical trials to UCB as part of the UCB Agreement. Cost of goods sold for fiscal year 2007 increased by $126,000 to $599,000 from $473,000 in fiscal year 2006, primarily due to higher sales of diagnostic kits and lower production yields in the manufacturing process of LeukoScan in the 2007 fiscal year.

Sales and marketing expenses for fiscal year 2007 were $490,000 as compared to $758,000 for fiscal year 2006, representing a decrease of $268,000. The decline in marketing expenses was due to the continued de-emphasis of the diagnostic product line. General and administrative expenses for fiscal year 2007 decreased by $1,410,000 from $4,687,000 in fiscal year 2006 to $3,277,000. This decrease was primarily due to a charge of $876,000 for fees associated with the UCB Agreement in the 2006 fiscal year and the reduction in fiscal 2007 of certain legal expenses of approximately $600,000.

Interest and other income for fiscal year 2007 increased by $1,074,000 from $667,000 in fiscal year 2006 to $1,741,000 in fiscal year 2007, primarily due to higher levels of investments (the result of the cash received from the UCB Agreement in May 2006 and sale of shares of common stock in May 2007) as well as higher interest rates.

Interest expense decreased from $5,175,000 in fiscal year 2006 to $3,234,000 in fiscal year 2007. This decrease resulted primarily from the conversion of the 5% senior convertible notes from the previous fiscal year and the conversion of the remaining 5% Notes in fiscal 2007.

For fiscal years 2007 and 2006, we recorded a tax benefit of $647,000 and $514,000, respectively, as a result of our sale of approximately $8,031,000 and $6,385,000 of New Jersey state net operating losses, respectively. For the 2007 fiscal year, we recorded a Federal income tax provision of $100,000 and our foreign subsidiaries recorded a foreign tax provision of $104,000. There were no Federal income tax or foreign tax provisions for the 2006 fiscal year. The tax benefits for 2007 and 2006 fiscal years were also partially offset by New Jersey state income tax provisions $46,000 and $24,000, respectively.

Net loss allocable to common stockholders for fiscal year 2007 is $16,656,000, or $0.26 per share, as compared to $28,560,000, or $0.52 per share, in fiscal year 2006.

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

Total operating expenses for fiscal year 2006 were $28,699,000 as compared to $32,315,000 in fiscal year 2005, representing a decrease of $3,615,000, or 11%. Research and development expenses for fiscal year 2006 declined by $4,247,000, to $22,781,000 from $27,028,000 in fiscal year 2005 due to the transfer of the SLE clinical trials over to UCB as part of the UCB Agreement, reduced spending for outside toxicity testing associated with producing compounds to be used in clinical trials and a concerted effort to limit spending to conserve cash during the year. Cost of goods sold for fiscal year 2006 decreased by $134,000 to $473,000 from $607,000 in fiscal year 2005, primarily due to lower sales of diagnostic kits.

Sales and marketing expenses for fiscal year 2006 were $758,000 as compared to $974,000 for fiscal year 2005, representing a decrease of $216,000. The decline in marketing expenses was due to de-emphasis of the diagnostic product line. General and administrative costs for fiscal year 2006 increased by $981,000 from $3,706,000 in fiscal year 2005 to $4,687,000. This increase was primarily due to a charge of $876,000 for fees associated with the UCB Agreement.

Interest and other income for fiscal year 2006 increased by $230,000 from $437,000 in fiscal year 2005 to $667,000 in fiscal year 2006, primarily due to higher interest rates and increased level of cash available for investment during the fourth quarter of fiscal year 2006 resulting from the UCB Agreement. Interest expense increased from $1,035,000 in fiscal year 2005 to $5,175,000 in fiscal year 2006. This increase resulted primarily from the $37,675,000 of 5% senior convertible notes sold in April 2005. This increase included the amortization of a portion of the expenses associated with the debt issuance costs ($777,000), the mark to market value adjustment of the debt discount ($1,609,000), the change in the market value of the make-whole derivative interest liability ($70,000) and the “make-whole” interest payment regarding the conversion of the 5% Notes into shares of common stock ($915,000).

In September 2004 a patent infringement suit with Cytogen, Inc. and C.R. Bard was settled for an undisclosed amount without any admission of fault or liability. In connection with the settlement, we settled legal fees associated with the suit with the attorneys representing the Company in the case. We recorded a litigation settlement gain in other income in the amount of $1,111,750, which includes the reversal of legal fees previously accrued for this patent suit. The specific amount of the settlement, however, is undisclosed in accordance with the terms of the parties’ settlement agreement.

On August 19, 2005 at a Special Meeting of Stockholders a majority of holders of our common stock approved an amendment to the certificate of incorporation to increase the number of shares of common stock authorized from 70 million to 110 million shares. In addition, the shareholders voted to authorize shares of common stock for conversion if required, into common stock for the 5% senior convertible notes and the warrants. The 5% Notes and warrants were therefore no longer restricted as to conversion into shares of common stock. The liability for the warrants was increased by $270,000 to reflect our common stock valuation. This increase in the liability for the warrants was reflected in the statement of operations. The warrants were reclassified to permanent equity during the first quarter 2006.

For fiscal years 2006 and 2005, we recorded a tax benefit of $514,000 and $590,000, respectively, as a result of our sale of approximately $6,385,000 and $7,335,000 of New Jersey state net operating losses, respectively. These tax benefits were partially offset by income tax provisions of $24,000 in 2006 for state tax purposes and $205,000 in 2005 for our European subsidiary.

Net loss allocable to common stockholders for fiscal year 2006 is $28,560,000, or $0.52 per share, as compared to $26,559,000, or $0.49 per share, in fiscal year 2005.

Research and Development Expenses

Research and development expenses for our products in development were $19,841,000 for the fiscal year ended June 30, 2007, $22,781,000 for the fiscal year ended June 30, 2006 and $27,028,000 for the fiscal year ended June 30, 2005. Research and development expenses decreased by $2,940,000 in 2007 or 13% as compared to 2006. Research and development expenses decreased by $4,247,000 in 2006 or 16% as compared to 2005.

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

	Years Ended June 30,
	2007	2006	2005
	(in Thousands)
Research Costs	$4,936	$4,975	$6,503
Product Development Costs	14,905	17,806	20,525

Total	$19,841	$22,781	$27,028

Research Costs

Research costs in total decreased by $39,000 or 1% for the year ended June 30, 2007 as compared to 2006. Research costs in total decreased for the year ended June 30, 2006 by $1,528,000 or 23% as compared to 2005. The changes in research costs primarily relate to the following:

Lab supplies and chemical reagent costs were $555,000 in 2007, an increase of $120,000 or 27% over 2006. Lab supplies and chemical reagent costs were $435,000 in 2006, a decrease of $55,000 or 11% over 2005. The increase in spending in 2007 was replenishment of supplies that were utilized during 2006 but not purchased due to cash flow considerations prior to the UCB Agreement in May 2006.

Personnel costs in 2007 were $1,701,000 a decrease of $159,000 or 9% as compared to 2006. Personnel costs in 2006 were $1,860,000 a decrease of $579,000 or 24% as compared to 2005. These declines resulted primarily from employee attrition and cost savings efforts during the year.

Animal studies conducted by outside organizations in 2006 were $809,000, a decrease of $643,000 or 44% from 2005, as testing for toxicity studies for compounds in the preclinical stage were reduced based on the current status of product development.

Product Development Costs

Product development costs for the year ended June 30, 2007 in total decreased by $2,901,000 or 16% as compared to 2006. Product development costs for the year ended June 30, 2006 in total decreased by $2,719,000 or 13% as compared to 2005. The changes in product development costs primarily relate to the following:

Clinical trial expenses in 2007 were $1,203,000, a decrease of 3,139,000 or 72% over 2006. This decrease is primarily the result of the transfer of the Phase III clinical trials for SLE to UCB, effective May 9, 2006, with UCB responsible for the investigator fee and all other expenses associated with these Phase III trials. Clinical trial expenses in 2006 were $4,342,000, an increase of $605,000 or 16% over 2005. This increase is primarily the result of investigator expenses for enrollment at clinical sites, particularly for epratuzumab for the treatment of SLE of approximately $3,600,000.

Personnel costs in 2007 were $4,322,000, a decrease of $250,000 or 5% as compared to 2006. This decrease was primarily due to employee attrition during the year, partially as a result of the transfer of the Phase III clinical trials to UCB in May 2006. Personnel costs in 2006 were $4,572,000, a decrease of $71,000 or 2% as compared to 2005. This decrease was primarily due to employee attrition, a reduction in recruitment fees and other cost control efforts partially offset by salary increases.

Patent expenses for 2007 were $1,895,000 an increase of $644,000 or 51% over 2006. This increase was primarily due to increased professional fees incurred for patent filings and support in 2007. Patent expenses for 2006 were $1,251,000, a decrease of $1,834,000 or 59% over 2005, due to efforts to reduce patent related expenses and a favorable settlement of professional fees incurred for support services.

Lab supplies and chemical reagent costs were $1,557,000 in 2007, a decrease of $129,000 or 8% over 2006. Lab supplies and chemical reagent costs were $1,686,000 in 2006, a decrease of $839,000 or 33% over 2005. The continuous reductions between years were a result of delayed production of clinical antibodies as part of cost control efforts in 2006 and lower demand of the clinical trials with the transfer of the Phase III clinical trials for SLE in May 2006.

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

Discussion of Cash Flows

Cash flows from operations. Net cash used in operating activities for the year ended June 30, 2007 was $17.9 million, compared to $12.1 million provided by operations for the year ended June 30, 2006. The decrease of $30.0 million is primarily due to the prior year’s cash receipt of $38.0 million as a result of the UCB Agreement. The current year’s loss on operations of $16.7 million was an improvement over the loss on operations of $28.6 million in the 2006 fiscal year. The current year’s cash flow from operations was negatively impacted by the amortization of $5.3 million of deferred revenue from the UCB Agreement, which was partially offset by benefit from payment of $3.0 million of interest expense with Company common stock.

Cash flows from investing. Net cash used in investing activities for the year ended June 30, 2007 was $25.4 million compared to net cash provided by of $3.7 million for the year ended June 30, 2006. The decline in cash flow from investing was a result of the purchase of $25.0 million of marketable securities in 2007 for excess cash that was not required for operations, whereas in the 2006 fiscal year the Company required the proceeds of the sale of securities to fund operations prior to the completion of the UCB Agreement.

Cash flows from financing. Net cash provided by financing activities for the year ended June 30, 2007 was $21.5 million compared to net cash provided of $13.1 million for the year ended June 30, 2006. The increase for the current year was primarily due to net proceeds received from the sale of common stock of $22.3 million. There was no corresponding equity sale in the 2006 fiscal year. In the 2006 fiscal year the Company received $14.3 million held in escrow from the sale of 5% senior convertible notes in the 2005 fiscal year.

        At June 30, 2007, we had working capital of $42,421,000, representing an increase of $16,712,000 from $25,709,000 at June 30, 2006. The increase in working capital is a result of the May 2007 common stock offering resulting in net proceeds of $22,332,000, partially offset by our net loss of $16,656,000. The decrease of current liabilities as of June 30, 2007 was primarily due to the reclassification to non-current liabilities of $10,669,000 for deferred revenues relating to the recognition of revenue under the UCB Agreement. At June 30, 2007, there was no long-term debt, as a result of the conversion of $28,250,000 (net of discounts) of 5% senior convertible notes into shares of common stock during the 2007 fiscal year, and the reclassification of the remaining portion of the New Jersey Economic Development Authority to current liabilities ($1,275,000).

On May 1, 2007 we sold 4,848,485 shares of common stock, resulting in net proceeds to the Company of approximately $22.3 million. The shares were sold to institutional investors at a price of $4.95 per share. The shares of common stock were sold pursuant to an effective shelf registration statement filed with the SEC.

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

Our cash, cash equivalents and marketable securities amounted to $46,233,000 at June 30, 2007, representing an increase of $4,406,000 from $41,827,000 at June 30, 2006. The increase was primarily attributable to the May 2007 common stock offering, offset by our net loss for 2007. The proceeds from the common stock offering will be used for research and development activities and funding of operating expenses. We have sufficient funds to continue our operations and research and development programs for at least the next twelve months. Cash requirements in fiscal year 2008 are expected to be at a higher level than in fiscal year 2007 due to increased spending for research and development activities and clinical trials for the therapeutic product candidates. However, research and development activities are expected to continue to expand over time and we do not believe we will have adequate cash to complete our research and development compounds in our development pipeline in line with our corporate strategy. As a result, we will continue to require additional financial resources in order to continue our research and development programs, clinical trials of product candidates and regulatory filings.

We continue to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of our proprietary technologies. There can be no assurance that Immunomedics will be able to raise the additional capital it will need on commercially acceptable terms if at all. If the Company were unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1A Risk Factors, “Factors That May Affect Our Business and Results of Operations,” and elsewhere in this Annual Report on Form 10-K. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us, and access to capital markets that can provide us with the resources when necessary to fund our strategic priorities.

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility, a loan from the New Jersey Economic Development Authority used to fund the expansion of our facility and employment contracts in effect for our Chairman of the Board, Chief Medical Officer and Chief Scientific Officer and the President/Chief Executive Officer. We have identified and quantified the significant commitments in the following table for the fiscal years ending June 30:

	Payments Due by Period
(in thousands)
Contractual Obligation	2008	2009	2010	2011	2012	Thereafter	Total
Operating Lease(1)	$556	$556	$556	$609	$662	$7,271	$10,210
NJEDA Loan(2)	$1,284	—	—	—	—	—	$1,284
Insurance Premiums(3)	143	143	143	143	—	—	572
Employment Contracts(4)	$1,687	1,341	995	995	150	300	$5,468

TOTAL	$3,670	$2,040	$1,694	$1,747	$812	$7,571	$17,534

(1)	In November 2001, we renewed our operating lease for our Morris Plains, New Jersey facility for an additional term of 20 years expiring in October 2021 at a base annual rate of $545,000, which included an additional 15,000 square feet. The rent is fixed for the first five years and increases every five years thereafter.
(2)	In May 2003, we obtained a loan for $6,376,000 at a variable interest rate through the New Jersey Economic Development Authority, repayable monthly in 60 equal installments.
(3)	The split-dollar life insurance policy with David M. Goldenberg requires insurance premium payments by the Company through the 2011 fiscal year.
(4)	The employment contract with the David M. Goldenberg, our Chief Medical Officer and Chief Scientific Officer expired June 30, 2006. A new four-year contract was entered into effective July 1, 2007. This contract also includes a minimum royalty agreement, a percentage of the consideration the Company receives from licensing agreements, sales of intellectual properties and disposition of undeveloped assets, as disclosed in the employment agreement. The amounts included above are only the minimum payments and do not include possible additional incentive compensation included in the employment contract. On December 31, 2006, the Board of Directors entered into an employment contract with the President/Chief Executive Officer, which expires on December 30, 2008.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). This authoritative interpretation clarifies and standardizes the manner by which companies will be required to account for uncertain tax positions. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. Immunomedics will be required to adopt FIN 48 no later than the quarter beginning July 1, 2007. Immunomedics does not expect that there will be a material impact on its consolidated financial results upon adoption.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 provides that nonrefundable advance payments for goods or services that will be used or provided for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the related goods are delivered or the related services are performed, and provides guidance with respect to evaluation of the expectation of goods to be received or services to be provided. The provisions of EITF 07-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Immunomedics will be required to adopt EITF 07-03 no later than the quarter beginning July 1, 2008. The effects of applying the consensus of EITF 07-03 are to be reported prospectively for new contracts entered into on or after the effective date. While we are in the process of evaluating EITF 07-03 as it relates to nonrefundable advance payments we make for goods or services received in future research and development activities, we do not believe the adoption of EITF 07-03 will have a significant impact on our consolidated financial position or results of operations.

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

Our holdings of financial instruments are comprised primarily of auction rate securities and agency bonds. All such instruments are classified as securities available for sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings also are exposed to the risks of changes in the credit quality of issuers. We typically invest in highly liquid debt instruments with fixed interest rates.

The table below presents the amounts and related weighted average interest rates by fiscal year of maturity for our investment portfolio in marketable securities as of June 30, 2007:

	Expected Maturity Date
	2008	2009	2010	2011	2012	Total	Fair Value
	(in thousands)
Fixed rate	$26,150	1,000	—	—	—	$27,150	$27,145
Average interest rate	5.28%	5.35%	—	—	—	5.28%	—

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Immunomedics, Inc.

We have audited the accompanying consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immunomedics, Inc. and subsidiaries at June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, (i) the Company adopted Statement of Financial Accounting Standards No. 123 (revised). “Share-Based Payment” effective July 1, 2005 and (ii), retroactively adopted EITF 06-10 (“EITF 06-10”), “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” effective June 30, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Immunomedics, Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

September 12, 2007

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	June 30, 2006
		As Adjusted (Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$19,088,089	$40,877,766
Marketable securities	27,145,320	948,820
Accounts receivable, net of allowance for doubtful accounts of $109,000 and $117,000 at June 30, 2007 and June 30, 2006, respectively	708,212	498,612
Inventory, net of reserve	307,909	541,030
Other current assets	716,022	602,736
Restricted cash/securities – current portion	1,275,200	1,275,200

Total current assets	49,240,752	44,744,164
Property and equipment, net	7,307,685	8,496,060
Value of life insurance policies	3,618,538	2,461,427
Restricted securities	—	1,275,200
Other long-term assets	31,264	1,264,992

	$60,198,239	$58,241,843

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current portion of long-term debt	$1,275,200	$1,275,200
Accounts payable and accrued expenses	5,544,232	7,090,754
Deferred revenues – current portion	—	10,669,231

Total current liabilities	6,819,432	19,035,185

Long-term debt	—	29,525,377
Deferred compensation	1,826,885	1,116,817
Deferred revenues – long term portion	31,145,385	25,810,769
Minority interest	76,126	182,000
Commitments and Contingencies
Stockholders’ equity (deficit):
Preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2007 and June 30, 2006	—	—
Common stock, $.01 par value; authorized 110,000,000 shares; issued and outstanding, 75,062,164 and 57,538,031 shares at June 30, 2007 and June 30, 2006, respectively	750,621	575,380
Capital contributed in excess of par	238,808,181	184,651,409
Treasury stock, at cost, 34,725 shares	(458,370)	(458,370)
Accumulated deficit	(219,188,818)	(202,532,904)
Accumulated other comprehensive income	418,797	336,180

Total stockholders’ equity (deficit)	20,330,411	(17,428,305)

	$60,198,239	$58,241,843

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Years ended June 30,
	2007	2006	2005
		As Adjusted (Note 2)
Revenues:
Product sales	$2,991,069	$2,253,748	$3,349,483
License fee and other revenues	5,380,658	1,830,460	329,674
Research and development	134,285	268,570	134,285

Total revenues	8,506,012	4,352,778	3,813,442

Costs and Expenses:
Costs of goods sold	599,406	473,733	606,901
Research and development	19,840,878	22,780,529	27,028,272
Sales and marketing	490,331	758,324	973,755
General and administrative	3,276,901	4,686,584	3,706,399

Total costs and expenses	24,207,516	28,699,170	32,315,327

Operating loss	(15,701,504)	(24,346,392)	(28,501,885)
Litigation settlement	—	—	1,111,750
(Loss) Gain on change in fair value of warrants	—	(269,988)	938,760
Interest and other income	1,741,394	667,427	436,759
Interest expense	(3,234,266)	(5,175,312)	(1,035,498)
Minority interest	105,874	90,160	109,961
Foreign currency transaction (loss) gain	35,097	(16,786)	(3,969)

Loss before income tax benefit	(17,053,405)	(29,050,891)	(26,944,122)
Income tax benefit	397,491	490,415	385,120

Net loss	$(16,655,914)	$(28,560,476)	$(26,559,002)

Per Share Data (basic and diluted):
Net loss	$(0.26)	$(0.52)	$(0.49)

Weighted average number of common shares outstanding	63,277,095	55,263,365	53,683,834

Comprehensive loss:
Net loss	$(16,655,914)	$(28,560,476)	$(26,559,002)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	70,763	52,938	(39,976)
Unrealized gain (loss) on securities available for sale	11,854	30,477	(14,722)

Other comprehensive income (loss)	82,617	83,415	(54,698)

Comprehensive loss	$(16,573,297)	$(28,477,061)	$(26,613,700)

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Preferred Stock		Common Stock		Capital Contributed in Excess of Par	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount	Shares	Amount
Balance, at June 30, 2004, as reported	—	—	49,893,693	$498,937	$159,493,859	$(458,370)	$(148,257,745)	$307,463	$11,584,144
Cumulative effect of accounting change (Note 2)	—	—	—	—	—	—	844,319	—	844,319

Balance at June 30, 2004, as adjusted			48,893,693	498,937	159,493,859	(458,370)	(147,413,426)	307,463	12,428,463
Exercise of options to purchase common stock	—	—	1,250	12	4,050	—	—	—	4,062
Issuance of common stock pursuant of private placement, net	—	—	4,178,116	41,781	13,919,238	—	—	—	13,961,019
Other comprehensive loss	—	—	—	—	—	—	—	(54,698)	(54,698)
Net loss, as adjusted	—	—	—	—	—	—	(26,559,002)	—	(26,559,002)

Balance, at June 30, 2005, as adjusted	—	—	54,073,059	$540,730	$173,417,147	$(458,370)	$(173,972,428)	$252,765	$(220,156)
Exercise of options to purchase common stock	—	—	54,250	543	95,145	—	—	—	95,688
Stock based compensation	—	—	—	—	31,846	—	—	—	31,846
Warrants reclassified to equity	—	—	—	—	3,018,228	—	—	—	3,018,228
Conversion of 5% notes to common stock	—	—	2,808,543	28,085	6,415,167	—	—	—	6,443,252
Payment of interest expense in common stock	—	—	602,179	6,022	1,673,876	—	—	—	1,679,898
Other comprehensive income	—	—	—	—	—	—	—	83,415	83,415
Net loss, as adjusted	—	—	—	—	—	—	(28,560,476)	—	(28,560,476)

Balance, at June 30, 2006, as adjusted	—	—	57,538,031	575,380	184,651,409	(458,370)	(202,532,904)	336,180	(17,428,305)
Exercise of options to purchase common stock	—	—	87,150	871	229,976	—	—	—	230,847
Issuance of common stock pursuant to a private placement, net	—	—	4,848,485	48,485	22,283,703	—	—	—	22,332,188
Stock based compensation	—	—	—	—	353,013	—	—	—	353,013
Warrants exercised	—	—	64,935	649	192,857	—	—	—	193,506
Conversion of 5% notes to common stock	—	—	11,566,800	115,668	28,072,083	—	—	—	28,187,751
Payment of interest expense in common stock	—	—	956,763	9,568	3,025,140	—	—	—	3,034,708
Other comprehensive income	—	—	—	—	—	—	—	82,617	82,617
Net loss	—	—	—	—	—	—	(16,655,914)	—	(16,655,914)

Balance, at June 30, 2007	—	—	75,062,164	$750,621	$238,808,181	$(458,370)	$(219,188,818)	$418,797	$20,330,411

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2007	2006	2005
		As Adjusted (Note 2)
Cash flows from operating activities:
Net loss	$(16,655,914)	$(28,560,476)	$(26,559,002)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,617,528	1,779,222	1,863,052
Receipt of proceeds from UCB Agreement	—	38,000,000	—
Amortization of deferred revenue	(5,334,615)	(1,520,000)	—
Minority interest.	(105,874)	(90,160)	(109,961)
Provision (credit) for allowance for doubtful accounts	(8,068)	(30,160)	(105,972)
Inventory reserve	—	5,500	27,614
Amortization of premiums of marketable securities	15,759	106,205	148,044
Amortization of debt issuance costs and debt discount	348,554	2,457,111	344,097
Loss (gain) on change in fair value of warrants	—	269,988	(938,760)
Non-cash expense relating to issuance of stock options	353,013	31,846	—
Payment of interest expense with common stock	3,034,708	1,679,898	—
Other	70,763	52,938	(39,976)
Changes in operating assets and liabilities:
Accounts receivable	(201,532)	(58,994)	485,161
Inventories	233,121	(52,927)	(181,084)
Other current assets	(113,286)	182,941	(36,756)
Other long-term assets	1,477	(25,963)	(5,962)
Accounts payable and accrued expenses	(725,256)	(1,878,235)	3,126,210
Value of life insurance policies	(1,157,111)	(297,000)	(292,000)
Deferred compensation	710,068	93,068	93,068

Net cash (used in) provided by operating activities	(17,916,665)	12,144,802	(22,182,227)

Cash flows (used in) from investing activities:
Purchase of marketable and restricted securities	(228,985,200)	(1,650,000)	(7,356,984)
Proceeds from maturities of marketable securities	204,060,000	5,448,160	9,267,802
Additions to property and equipment	(429,153)	(123,167)	(482,521)

Net cash (used in) from investing activities	(25,354,353)	3,674,993	1,428,297

Cash flows from financing activities:
Proceed from issuance of common stock, net of transaction costs	22,332,188	—	13,961,019
Issuance of 5.0% senior convertible notes-net	—	—	30,168,235
Release of restricted funds from escrow	—	14,300,000	(14,300,000)
Payments of debt	(1,275,200)	(1,275,200)	(6,275,200)
Exercise of stock options and stock warrants	424,353	95,688	4,062

Net cash provided by financing activities	21,481,341	13,120,488	23,558,116

(Decrease) increase in cash and cash equivalents	(21,789,677)	28,940,283	2,804,186
Cash and cash equivalents at beginning of period	40,877,766	11,937,483	9,133,297

Cash and cash equivalents at end of period	$19,088,089	$40,877,766	$11,937,483

Supplemental disclosure of noncash financing activities:
Cash paid for interest	$103,545	$1,080,482	$529,111
Cash paid for income taxes	$212,624	$1,480	$330,893

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Overview

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

As of June 30, 2007, the Company had unrestricted cash, cash equivalents and marketable securities totaling $46,233,000. As a result of the sale of additional shares of common stock on May 1, 2007 (see Note 7) and by entering into the May 9, 2006 Development, Collaboration and License Agreement, (the “UCB Agreement”) with UCB, S.A. (“UCB”) (see Note 10) along with the receipt of the initial payments related thereto, the Company has sufficient funds to continue its operations and its research and development programs for at least the next twelve months. Cash requirements in fiscal year 2008 are expected to be at a higher level than in fiscal year 2007 due to increased spending for research and development activities and clinical trials for the therapeutic product candidates. However, research and development activities are expected to continue to expand over time and the Company does not believe it will have adequate cash to complete its research and development compounds in its development pipeline in line with its corporate strategy. As a result, Immunomedics will continue to require additional financial resources in order to continue its research and development programs, clinical trials of product candidates and regulatory filings.

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of debt and equity securities and, to a lesser extent, revenues from licensing. There can be no assurance that Immunomedics will be able to raise the additional capital it will need on commercially acceptable terms if at all. If the Company were unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected.

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

Foreign Currencies

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity in the Consolidated Balance Sheets and are included in the determination of comprehensive income in the Consolidated Statements of Stockholders’ Equity (Deficit). Transaction gains and losses are included in the determination of net income in the Consolidated Statements of Operations.

Cash Equivalents and Marketable Securities

Immunomedics considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents.

Immunomedics’ investments in marketable securities are classified as securities that are available for sale. The marketable securities portfolio at June 30, 2007 primarily consisted of long-term auction rate bonds that are tied to short-term interest notes that are reset through a “dutch auction” process that occurs every 28 days.

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

Inventory

Inventory, which consists of the finished product LeukoScan, is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. An inventory reserve is recorded for finished product that is not deemed to be saleable, if necessary.

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

In early March 2007, based on continuing discussions and information provided by UCB during the third quarter of fiscal 2007, the Company determined that UCB terminated the SLE clinical trials designed and initiated by Immunomedics. UCB and their experts in the field of SLE have decided to establish new protocols under which new clinical trials for the treatment of SLE would be conducted. The clinical trial data from the recently stopped trials collected to date are valuable and are being analyzed as support for the new clinical trials. The protocols for the new SLE clinical trials will need to be reviewed and approved by the regulatory authorities.

As a result of the UCB decision to terminate the SLE trials, the Company is no longer able to determine when these clinical trials will take place nor can it determine how these decisions will impact its obligation period under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, the Company ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. The Company has been advised by UCB that it remains committed to developing epratuzumab for the treatment of SLE.

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

Revenue is recognized for royalties based on license sales of the Company’s product (CEA) in Japan and in Europe. Royalties are recognized as earned in accordance with the contractual terms when royalty from licenses can be reliably measured and collectability is reasonably assured.

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

Make-Whole Interest Derivative Liability

The holders of the 5% Notes who converted their 5% Notes also received on the date of conversion a payment equal to the amount of accrued and unpaid interest, less interest actually previously paid or provided for, up to and including the maturity date of the 5% Notes, known as the “make-whole” interest payment. The make-whole interest payment was considered a bifurcated derivative since the embedded call option could accelerate the settlement of the interest component of the debt cost at the holder’s option. Changes in the fair value of the make-whole interest payment were recorded in current period operations as a component of interest expense. The fair value of this instrument was recorded in the consolidated balance sheet as derivative interest liability and is classified in accounts payable and accrued expenses. The initial value of the derivative interest liability associated with the make-whole interest provision of $751,000 was recorded as additional debt discount and was either being amortized to interest expense over the remaining life of the 5% Notes or was classified to paid in capital for the 5% Notes when they were converted into shares of common stock. As of June 30, 2007 all of the 5% Notes have been converted into shares of common stock, with the make-whole interest derivative liability reduced to zero.

Split-Dollar Life Insurance Policies

The Company entered into a collateral assignment split dollar life insurance arrangement with Dr. Goldenberg and a trust controlled by his family (the “Trust”) pursuant to which the Company agreed to pay a significant portion of the premiums on a whole life insurance policy insuring Dr. Goldenberg and owned by and benefiting the Trust. The Company will be repaid the lesser of the cumulative premium payments it has made with respect to the policy or the cash surrender value of the policy upon Dr. Goldenberg’s death or the voluntary termination of the arrangement by Dr. Goldenberg out of the policies’ existing cash surrender value at the time of repayment. In accordance with EITF 06-10, “Accounting for Collateral Assignment Split Dollar Life Insurance”, an employer should recognize a liability for any post employment benefit associated with split-dollar life insurance plans. Since the contractual terms of the arrangement provide that the Company may not be reimbursed the premiums of the policy upon termination of employment, the Company accrues a liability for a post employment benefit. The measurement of the related benefit is based on a number of probability-weighted assumptions. The more significant of these assumptions are: (a) the appropriate discount rate to use in computing the present value of the benefit; (b) the expected return on cash surrender values; (c) the estimated retirement date; and (d) the expected period of time after employment and prior to the death benefit. Actual results will likely differ from the assumptions used. Those differences, along with changes that may be made in the assumptions used from period to period, will impact the amounts reported in the financial statements.

The Company recognizes an asset in the financial statements based on the amount that could be realized under the insurance contract as of the date of each balance sheet. The amount the Company could realize is the lesser of the premiums paid by the Company or the cash surrender value of the policy.

Other Life Insurance Policies

The Company has various other life insurance policies on Dr. Goldenberg; some of the policies are for the benefit of the Company and some of the policies are for the benefit of Dr. Goldenberg. When the Company is the beneficiary of the policy, and there are no other contractual arrangements between the Company and Dr. Goldenberg, the Company recognizes the amount that could be realized under the insurance arrangement as an asset in the balance sheet. When the Company is the owner of the policy, but has contractually agreed to give Dr. Goldenberg rights to the policy, the Company records both an asset for the amount that could be realized under the insurance arrangement, and a corresponding liability that represents the value contractually benefiting Dr. Goldenberg. The Company recorded immaterial adjustments during the fourth quarter to properly reflect the contractual insurance arrangements between the Company and Dr. Goldenberg.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities relate to the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements and tax returns. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income taxes were provided for profitable foreign jurisdictions at the applicable effective tax rate during the 2007 fiscal year ($104,000) and the 2005 fiscal year ($205,000). No income taxes were provided for in fiscal year 2006 in those jurisdictions due to operating losses.

Benefits received resulting from the sale of the Company’s State of New Jersey net operating losses (“NOL”) are recognized as a tax benefit when the NOL is approved for sale by the State of New Jersey. During the 2007, 2006 and 2005 fiscal years, the Company sold and received benefits of approximately $647,000, $514,000 and $591,000, respectively, as a result of the State of New Jersey NOL program.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For the purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the years ended June 30, 2007, 2006 and 2005. The common stock equivalents excluded from the diluted per share calculation are 7,958,328 for the fiscal year ended June 20, 2007, 20,347,611 for the fiscal year ended June 30, 2006 and 8,614,794 for the fiscal year ended June 30, 2005.

Comprehensive Loss

Comprehensive loss consists of net loss, net unrealized gains (losses) on securities available for sale and certain foreign exchange translation changes and is presented in the consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

Prior to July 1, 2005, the Company’s stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the year ended June 30, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As of June 30, 2005, all outstanding stock options were fully vested. Results for prior period have not been restated.

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s net loss for the years ended June 30, 2007 and 2006 was approximately $353,000 and $32,000 higher, respectively, than if the Company had continued to account for share-based compensation under Opinion No. 25.

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

Year Ended June 30, 2005 As Adjusted
Net loss	$(26,559,002)
Add: Stock-based employee compensation expense	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(13,960,538)

Pro forma net (loss), as adjusted	$(40,519,540)

Earnings per share:
as adjusted	$(0.49)
pro forma	$(0.75)

At the Annual Stockholder Meeting on December 6, 2006, the Company’s stockholders approved the Immunomedics, Inc. 2006 Stock Incentive Plan (“2006 Stock Incentive Plan”). The plan was created with the intention to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive to remain with the organization. The approval authorized 12,000,000 shares of common stock for issuance, which was comprised of 6,736,625 shares of common stock previously available under the 2002 Employee Share Option Plan (the “2002 Plan”), including 5,346,800 shares subject to outstanding options and an additional 5,263,375 shares of common stock.

The Company’s Employee Share Option Plan (the “Plan”) permits the grant of share options and shares to its employees for up to 8 million shares of common stock. A summary of these plans is provided in Note 7. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan).

During the second half of the 2005 fiscal year the Company’s Board of Directors approved the acceleration of vesting of all outstanding stock options (the “Acceleration”). The exercise price of all stock options was above market value at the time of the Acceleration. In accordance with SFAS 123, the Company expensed the remaining unrecognized compensation cost associated with the options with accelerated vesting in the pro forma disclosure in its June 30, 2005 financial statements. These actions were taken in order to avoid expense recognition in future financial statements upon adoption of FAS 123(R). The total additional compensation cost of approximately $8,100,000 is recorded in the pro forma table above. If not recorded in the 2005 fiscal year, additional compensation cost of $2,385,000 and $4,112,000 would have been recognized in the fiscal years ended June 30, 2007 and June 30, 2006, respectively.

The fair value of each option granted during the years ended June 30, 2007, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the following table:

	Years ended June 30,
	2007	2006	2005
Expected dividend yield	0%	0%	0%
Expected option term (years)	6.25	6.25	7.0
Expected stock price volatility	93%	94%	117%
Risk-free interest rate	4.50% -5.10%	4.06% - 5.05%	3.94% - 4.50%

The weighted average fair value at the date of grant for options granted during the years ended June 30, 2007, 2006 and 2005 were $2.75, $2.02 and $2.21 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees (17%), executive officers (4%) and outside directors (5%) within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company has 798,250 non-vested options outstanding. As of June 30, 2007, there was $1,419,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 3.2 years.

Financial Instruments

The carrying amounts of cash and cash equivalents, other current assets and current liabilities, long term debt and restricted securities approximate fair value due to the short-term maturity of these instruments. The fair value, which equals carrying value, of marketable securities available for sale is based on quoted market prices.

Accounting Change

The Company elected to adopt the EITF Issue No. 06-10 (“EITF 06-10”), “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” during the fourth quarter of fiscal year 2007. EITF 06-10 provides guidance on an employers’ recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and the asset in collateral assignment split-dollar life insurance arrangements.

The election to adopt EITF 06-10 was done retroactively and therefore prior periods have been adjusted to reflect related balances as if the standard had been followed as of the beginning of all periods presented. A $844,319 cumulative adjustment was made to opening retained earnings as of June 30, 2004 to reflect the impact on periods prior to those presented in these financial statements.

With the adoption of EITF 06-10, the terms of life insurance contracts that can be attributable to future benefits should be recorded in the period of the employee’s service in a systematic and rational manner. This liability is recorded so that the aggregate amount accrued is equal to the present value of the benefits that are expected to be provided to the employee and or his beneficiaries in exchange for the employee’s service to that termination date. Based on the previous service of the employee, the future estimated employment period and projected benefit period of the employee subsequent to termination of employment, a liability of $1.2 million has been accrued for as of June 30, 2007. The difference between the effective interest expense for this liability and the straight line interest expense for this accrued liability is not material.

The Company recognizes an asset in the financial statements based on the amount that could be realized under the insurance contract as of the date of each balance sheet. For this collateral assignment split dollar policy, the amount the Company could realize is the lesser of the premiums paid by the Company or the cash surrender value of the policy.

The Company makes premium payments in accordance with the terms of the insurance policy and the agreements. The Company will be reimbursed the total premiums paid by the Company or the cash surrender value of the policy upon realization of the insurance benefits to the employees’ estate, or the realization of the cash surrender value of the policy upon policy termination. As of June 30, 2007 the cash surrender value for this policy was approximately $2,551,000.

The following schedules summarize the effects of the retrospective application of EITF 06-10 to the Company’s financial results as of June 30, 2006 and for the fiscal years ended June 30, 2006 and 2005. The retrospective adoption of EITF 06-10 did not impact the cash flows from operating, investing, or financing activities.

Statements of Consolidated Operations

	For the Fiscal Year Ended June 30, 2006			For the Fiscal Year Ended June 30, 2005
	As Reported	As Adjusted	Effect of Change	As Reported	As Adjusted	Effect of Change
Revenues:
Product Sales	$2,253,748	$2,253,748	$—	$3,349,483	$3,349,483	$—
License fee and other revenues	1,830,460	1,830,460	—	329,674	329,674	—
Research and development	268,570	268,570	—	134,285	134,285	—

Total revenues	4,352,778	4,352,778	—	3,813,442	3,813,442	—
Costs and Expenses:
Costs of goods sold	473,733	473,733	—	606,901	606,901	—
Research and development	22,780,529	22,780,529	—	27,028,272	27,028,272	—
Sales and marketing	758,324	758,324	—	973,755	973,755	—
General and administrative	4,890,516	4,686,584	203,932	3,905,331	3,706,399	198,932

Total costs and expenses	28,903,102	28,699,170	203,932	32,514,259	32,315,327	198,932

Operating Loss	(24,550,324)	(24,346,392)	203,932	(28,700,817)	(28,501,885)	198,932
Litigation settlement	—	—	—	1,111,750	1,111,750	—
(Loss) Gain on change of warrants	(269,988)	(269,988)	—	938,760	938,760	—
Interest and other income	667,427	667,427	—	436,759	436,759	—
Interest expense	(5,175,312)	(5,175,312)	—	(1,035,498)	(1,035,498)	—
Minority interest	90,160	90,160	—	109,961	109,961	—
Foreign currency transactions	(16,786)	(16,786)	—	(3,969)	(3,969)	—

Loss before income tax benefit	(29,254,823)	(29,050,891)	203,932	(27,143,054)	(26,944,122)	198,932
Income tax benefit	490,415	490,415	—	385,120	385,120	—

Net loss	$(28,764,408)	(28,560,476)	203,932	$(26,757,934)	(26,559,002)	198,932

Per Share Data (basic and diluted)	$(0.52)	(0.52)	—	$(0.50)	$(0.49)	—

Consolidated Balance Sheets

	June 30, 2006
	As Reported	As Adjusted	Effect of Change
Current assets	$44,744,164	$44,744,164	$—
Property and equipment, net	8,496,060	8,496,060	—
Restricted securities	1,275,200	1,275,200	—
Value of life insurance policies	—	2,461,427	2,461,427
Other long-term assets	1,362,419	1,264,992	(97,427)

Total assets	$55,877,843	$58,241,843	$2,364,000

Current liabilities	$19,035,185	$19,035,185	$—
Long-term debt	29,525,377	29,525,377	—
Deferred compensation	—	1,116,817	1,116,817
Deferred revenues - long term portion	25,810,769	25,810,769	—
Minority interest	182,000	182,000	—
Stockholder’s deficit:
Common stock	575,380	575,380	—
Capital contributed in excess of par value	184,651,409	184,651,409	—
Treasury stock	(458,370)	(458,370)	—
Accumulated deficit	(203,780,087)	(202,532,904)	1,247,183
Accumulated other comprehensive income	336,180	336,180	—

Total stockholder’s deficit	(18,675,488)	(17,428,305)	(1,247,183)

Total liabilities and stockholder’s deficit	$55,877,843	$58,241,843	$2,364,000

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). This authoritative interpretation clarifies and standardizes the manner by which companies will be required to account for uncertain tax positions. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. Immunomedics will be required to adopt FIN 48 no later than the quarter beginning July 1, 2007. Immunomedics does not expect that there will be a material impact on its consolidated financial results upon adoption.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 provides that nonrefundable advance payments for goods or services that will be used or provided for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the related goods are delivered or the related services are performed, and provides guidance with respect to evaluation of the expectation of goods to be received or services to be provided. The provisions of EITF 07-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Immunomedics will be required to adopt EITF 07-03 no later than the quarter beginning July 1, 2008. The effects of applying the consensus of EITF 07-03 are to be reported prospectively for new contracts entered into on or after the effective date. Immunomedics is in the process of evaluating EITF 07-03 as it relates to nonrefundable advance payments the Company makes for goods or services received in future research and development activities. The Company does not believe the adoption of EITF 07-03 will have a significant impact on the consolidated financial position or results of operations.

Reclassification

Certain 2006 and 2005 balances have been reclassified to conform with the 2007 presentation.

3.	Marketable Securities and Restricted Securities

Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income (loss). Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at June 30, 2007 and 2006 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
June 30, 2007
Agency Bonds	$5,000	$—	$(5)	$4,995
Auction Rate Securities	22,150	—	—	22,150

	$27,150	$—	$(5)	$27,145

June 30, 2006
Agency/NJ Municipal Bonds	$3,016	$—	$(17)	$2,999
Corporate Debt Securities	500	—	—	500

	$3,516	$—	$(17)	$3,499

Restricted securities at June 30, 2006 of $2,550,000 are included in the table above.

Maturities of debt securities classified as available-for-sale at June 30, 2007 were all due within two years, with an amortized cost of $27,150,000 and an estimated fair value of $27,145,000.

Unrealized losses in the portfolio relate to various debt securities. For these securities, the unrealized losses were primarily due to increases in interest rates. The gross unrealized losses in the portfolio of investments represent less than one percent of the total fair value of the portfolio. The Company has concluded that unrealized losses in its investment securities are not other-than-temporary and the Company has the ability to hold securities to the expected recovery date.

4.	Inventory

Inventory consisted of the following at June 30 (in thousands):

	2007	2006
Work in process	$58	$—
Finished goods	250	607
Reserve for obsolescence	—	(66)

	$308	$541

5.	Property and Equipment

Property and equipment consisted of the following at June 30 (in thousands):

	2007	2006
Machinery and equipment	$6,076	$5,751
Leasehold improvements	17,476	17,418
Furniture and fixtures	814	800
Computer equipment	1,396	1,364

	25,762	25,333
Accumulated depreciation and amortization	(18,454)	(16,837)

	$7,308	$8,496

Depreciation expense	$1,617	$1,779

6.	Other Balance Sheet Details

Accounts payable and accrued expenses consisted of the following at June 30 (in thousands):

	2007	2006
Trade accounts payable	$1,312	$1,517
Clinical trial accruals	1,989	1,459
Various legal counsel	425	1,564
Deferred rent expense	660	549
Make-whole interest derivative liability	—	821
Miscellaneous other current liabilities	1,158	1,181

	$5,544	$7,091

7.	Stockholders’ Equity

The Certificate of Incorporation of the Company authorizes 10,000,000 shares of preferred stock, $.01 par value per share. The preferred stock may be issued from time to time in one or more series, with such distinctive serial designations, rights and preferences as shall be determined by the Board of Directors.

On May 1, 2007, the Company closed an offering to certain institutional investors pursuant to which the Company issued and sold an aggregate of 4,848,485 registered shares of its common stock at $4.95 per share, through a registered direct offering, for aggregate net proceeds of approximately $22.3 million. The shares of common stock offered by the Company in this transaction were registered under the Company’s existing shelf registration statement (File No. 333-114810) on Form S-3, which was declared effective by the Securities and Exchange Commission on May 25, 2004.

During the year ended June 30, 2007, holders of 5% Notes converted an aggregate of $12,770,000 of the 5% Notes principal and the Company paid approximately $959,000 of interest due to the Notes’ holders in shares of common stock. In addition, on February 7, 2007, in accordance with the terms of the 5% Notes, the Company caused the holders of the 5% Notes to convert an aggregate $17,535,000 of the 5% Notes principal, and the Company paid approximately $1,318,000 of interest due to these Notes’ holders in shares of common stock. The Company made a semi-annual interest payment of approximately $758,000 to the 5% Note holders on November 1, 2006. This interest payment may be made in (1) cash, (2) shares of common stock or (3) a combination thereof at the discretion of the Company. The Company decided to retire the accrued interest liability of approximately $758,000 due November 1, 2006 with payment of shares of common stock, resulting in an increase of common stock and additional paid in capital of $3,406 and $754,218, respectively. This transaction resulted in the issuance of 340,574 shares of common stock. These transactions resulted in the issuance of an aggregate of 12,523,563 shares of the Company’s common stock.

On August 19, 2005 at a Special Meeting of Stockholders a majority of holders of common stock of the Company approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized from 70 million shares to 110 million shares. In addition, the shareholders voted to authorize shares of common stock for conversion into common stock for the 5% Notes and the Warrants, (see Note 12). The 5% Notes and Warrants were therefore no longer restricted as to conversion into shares of the Company’s common stock. The liability for the Warrants was increased by approximately $270,000 on August 19, 2005 to reflect the increase in the Company’s common stock valuation. This increase in the liability for the Warrants is reflected in the statement of operations and the Warrant liability of $3,018,000, was subsequently classified as permanent equity during the year ended June 30, 2006.

On August 2004, the Company sold 4,178,116 shares of its common stock, resulting in net proceeds to the Company of approximately $14.0 million. The shares were sold to institutional investors at a price of $3.61 per share. The shares of common stock were sold pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission.

In February 2002, the Company’s Board of Directors declared a dividend of one new right per share pursuant to the 2002 Stockholder Rights Plan (the “2002 Rights Plan”) adopted by the Board of Directors. The 2002 Rights Plan involved the distribution of one “Right” as a dividend on each outstanding share of the Company’s common stock to each holder of record on March 15, 2002. The 2002 Rights Plan provides that if a third party acquires more than 15% of the Company’s common stock without prior approval of the Board of Directors, all of the stockholders of the Company (other than the acquiring party) will be entitled to buy either shares of a special series of our Preferred Shares, or shares of the Company’s common stock with a market value equal to double the Exercise Price for each Right they hold. Under these circumstances, the Board of Directors may instead allow each such Right (other than those held by the acquiring party) to be exchanged for one share of the Company’s common stock. The exercise or exchange of these Rights would have a substantial dilutive effect on the acquiring party. The Company’s Board of Directors retains the right at all times to discontinue the 2002 Rights Plan through redemption of all rights or amend the 2002 Rights Plan in any respect. The Rights will expire on March 1, 2012 (unless extended or unless the Rights are earlier redeemed by the Company as described in the 2002 Rights Plan. No shareholder has exercised this right as of June 30, 2007.

At the Annual Stockholder Meeting on December 6, 2006, the Company’s stockholders approved the Immunomedics, Inc. 2006 Stock Incentive Plan (“2006 Stock Incentive Plan”). The plan was created with the intention to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive to remain with the organization. The approval authorized 12,000,000 shares of common stock for issuance, which was comprised of 6,736,625 shares of common stock previously available under the 2002 Employee Share Option Plan (the “2002 Plan”), including 5,346,800 shares subject to outstanding options and an additional 5,263,375 shares of common stock.

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

The Company’s Employee Share Option Plan (the “Plan”) permitted the grant of share options and shares to its employees for up to 8 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan). At June 30, 2007, 6,646,950 stock options were still available for future grant and shares of common stock were reserved for possible future issuance upon exercise of stock options both currently outstanding and which may be issued in the future.

Each of the Company’s outside Directors who had been a Director prior to July 1st of each year is granted, on the first business day of July of each year, an option to purchase shares of the Company’s common stock at fair market value on the grant date, the number of options to be issued is at the discretion of the Company’s Board of Directors. For fiscal years 2007, 2006 and 2005 stock options to purchase 100,000, 70,000 and 50,000 shares of common stock respectively, were granted to these Directors. When an outside Director is elected to the Board of Directors, they are awarded options for 10,000 shares of the Company’s common stock.

Information concerning options for the years ended June 30, 2007, 2006 and 2005 is summarized as follows:

	Number of Shares			Weighted Average Price
	2007	2006	2005	2007	2006	2005
Options outstanding, beginning of year	5,254,200	5,486,650	4,837,750	$7.92	$8.62	$9.25
Options granted	341,500	686,500	926,150	$3.64	$2.55	$2.39
Options exercised	(87,150)	(54,250)	(1,250)	$2.65	$1.76	$3.25
Options cancelled or forfeited	(236,250)	(864,700)	(276,000)	$5.92	$6.30	$5.76

Options outstanding, end of year	5,272,300	5,254,200	5,486,650	$7.82	$7.92	$8.27

The aggregate intrinsic value of the outstanding and exercisable stock options as of June 30, 2007 is $3,230,000 and $2,295,000, respectively. The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at June 30, 2007, for those options for which the quoted market price was in excess of the exercise price. The total intrinsic value of options exercised during the 2007, 2006 and 2005 fiscal years was $174,000, $30,000 and $2,000, respectively.

The following table summarizes information concerning options outstanding under the Plans at June 30, 2007:

Range of exercise price	Number outstanding at June 30, 2007	Weighted average exercise price	Weighted average remaining term (yrs.)	Number exercisable at June 30, 2007	Weighted average exercise price
$ 1.44 - 3.00	1,475,800	$2.13	7.5	913,550	$1.92
3.01 - 5.00	1,051,000	4.27	5.2	830,000	4.27
5.01 - 8.00	1,388,000	6.50	6.1	1,373,000	6.51
8.01 - 18.00	716,500	15.86	3.2	716,500	15.86
$ 18.01 - 24.56	641,000	20.57	4.0	641,000	20.57

	5,272,300	$7.82	5.7	4,474,050	$8.67

In connection with the termination arrangement with Amgen in April 2004, the Company issued a five-year warrant to purchase 100,000 shares of common stock at a price equal to $16.00 per share.

8.	Income Taxes

The (benefit) provision for income taxes is as follows:

	Year Ended June 30,
	2007	2006	2005
Federal
Current	$100	$—	—
Deferred	—	—	—

Total Federal	100	—	—
State
Current	(601)	(490)	(590)
Deferred	—	—	—

Total State	(601)	(490)	(590)
Foreign
Current	104	—	205
Deferred	—	—	—

Total Foreign	104	—	205

Total (Benefit)	$(397)	$(490)	$(385)

A reconciliation of the statutory tax rates and the effective tax rates for each of the years ended June 30 is as follows:

	2007	2006	2005
Statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes (net of Federal tax benefit)	(10.7)%	(7.2)%	(6.3)%
Foreign income tax	(2.8)%	(0.1)%	0.1%
Change in valuation allowance	49.8%	41.4%	40.2%
Other	(4.6)%	(1.8)%	(1.4)%

	(2.3)%	(1.7)%	(1.4)%

Immunomedics utilizes SFAS No. 109, Accounting for Income Taxes, to account for income taxes. For fiscal years 2007, 2006 and 2005, the Company recorded a state tax benefit of $647,000, $514,000 and $590,000, respectively, as a result of its sale of approximately $8,031,000, $6,385,000 and $7,335,000 of New Jersey state net operating losses, respectively.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets as of June 30, 2007 and 2006 are presented below (in thousands):

	2007	2006
		As Adjusted
Deferred tax assets:
Net operating loss carry forwards	$67,114	$71,711
Research and development credits	10,680	7,633
Property and equipment	3,190	2,833
Deferred revenue	12,439	4,985
Other	4,462	2,239

Total	97,885	89,401
Valuation allowance	(97,885)	(89,401)

Net deferred taxes	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for fiscal years 2007 and 2006 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company continues to incur losses. The differences between book income and tax income primarily relates to the recognition of income resulting from the UCB Agreement and depreciation.

At June 30, 2007, the Company has available net operating loss carry forwards for federal income tax reporting purposes of approximately $184,000,000 and for state income tax reporting purposes of approximately $89,000,000, which expire at various dates between fiscal 2008 and 2027. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. As a result of certain financing arrangements, the Company may have experienced such ownership changes. Accordingly, the Company’s net operating loss carry forwards available to offset future federal taxable income arising before such ownership changes may be limited. Similarly, the Company may be restricted in using its research credit carry forwards arising before such ownership changes to offset future federal income tax expense. Of the deferred tax asset valuation allowance related to the net operating loss carry forwards, approximately $24,400,000 relates to a tax deduction for non-qualified stock options. Immunomedics will increase capital contributed in excess of par when these benefits are deemed to be more likely than not to be realized for tax purposes. The net operating loss carry forwards for Federal income tax reporting purposes referred to above excludes certain losses from the Company’s operations in The Netherlands and Germany, which may also be limited.

9.	Related Party Transactions

Certain of the Company’s affiliates, including members of its senior management and Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Company’s Chairman, Chief Medical Officer and Chief Scientific Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, who is the wife of Dr. David M. Goldenberg, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology and IBC Pharmaceuticals, Inc.

Dr. David M. Goldenberg

Dr. David M. Goldenberg was an original founder of Immunomedics over 20 years ago and continues to play a critical role in its business. He currently serves as Chairman of the Board of Directors, Chief Medical Officer and Chief Scientific Officer, and is married to our President and Chief Executive Officer, Cynthia L. Sullivan. Dr. Goldenberg is a party to a number of agreements with us involving not only his services, but intellectual property owned by him. In addition Dr. Goldenberg performs services for The Center for Molecular Medicine and Immunology (“CMMI”), a not-for-profit specialized cancer research center.

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

Employment Agreement. Pursuant to the terms of his employment agreement in effect through June 30, 2006, (extended by the Board of Directors through to June 30, 2007), Dr. Goldenberg was entitled to receive incentive compensation equal to one-half of one percent (0.5%) on the first $75.0 million of all Annual Net Revenue (as defined therein) of Immunomedics, and one-quarter of one percent (0.25%) on all such Annual Net Revenue in excess thereof. Annual Net Revenue is defined to include the proceeds of certain dispositions of assets or interests therein, including royalties, certain equivalents thereof and, to the extent approved by the Board of Directors, non-royalty license fees.

Dr. Goldenberg was also entitled to receive Revenue Incentive Compensation during the period of his actual employment with the Company and for a period of three years thereafter, unless he unilaterally terminates his employment without cause or is terminated for cause. With respect to the period that Dr. Goldenberg is entitled to receive Revenue Incentive Compensation on any given products, it will be in lieu of any other percentage compensation based on sales or revenue due him with respect to such products under his employment agreement or the license agreement. A $100,000 annual minimum payment must be paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments and the License Agreement. No payments were made in addition to the annual minimum payments during fiscal 2007, 2006 and 2005.

On June 28, 2007 (effective beginning July 1, 2007), the Company entered into an Amended and Restated Employment Agreement pertaining to Dr. Goldenberg’s service to the Company as the Chief Scientific Officer and Chief Medical Officer (the “Goldenberg Agreement”), until June 30, 2011. Dr. Goldenberg’s annual base salary is a minimum of $500,000, which shall be reviewed annually for appropriate increases by the Board of Directors of the Company. Dr. Goldenberg will also be eligible to participate in any Company’s incentive compensation plan in place for its senior level executives and will be eligible to receive an annual discretionary bonus based upon certain performance standards to be determined by the Compensation Committee. Dr. Goldenberg’s annual bonus target is 30% of his annual base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. Dr. Goldenberg will also be eligible to receive equity compensation awards under the Company’s 2006 Stock Incentive Plan, at the discretion of the Compensation Committee.

Dr. Goldenberg will also be eligible to receive certain additional incentive compensation during the agreement term. Beginning with the 2008 fiscal year, for any fiscal year in which the Company records an annual net loss, Dr. Goldenberg shall receive a sum equal to 0.75% of the consideration the Company receives from any licensing agreement, sale of intellectual property or similar transaction with any third party, with certain exceptions as defined in the Goldenberg Agreement. For any fiscal year in which the Company records net income, Dr. Goldenberg shall receive a sum equal to 1.50% of the Company’s Annual Net Revenue as defined in the Goldenberg Agreement for each such fiscal year, and thereafter throughout the non-competition period, as described in the Agreement.

Dr. Goldenberg will also be eligible to receive royalty payments on royalties received by the Company. For each fiscal year the Company shall pay Dr. Goldenberg a sum equal to a percentage of the annual royalties the Company receives on each of the products for which Dr. Goldenberg is an Inventor, and all products using, related to or derived from products for which Dr. Goldenberg is an Inventor. The percentage of royalties that the Company will pay to Dr. Goldenberg on each patented product will be determined based on the percentage of royalties that the Company must pay to external third parties. The Company agrees to make a minimum payment of $150,000 to Dr. Goldenberg during each of fiscal years during the Goldenberg Agreement, payable in equal quarterly payments, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. In the event the Company completes a disposition of the Company’s undeveloped assets for which Dr. Goldenberg was an Inventor, the Company will pay Dr. Goldenberg a sum equal to at least twenty percent or more of the consideration the Company receives from each disposition. The Company’s obligation to compensate Dr. Goldenberg upon dispositions of undeveloped assets applies to all dispositions completed within the contract term or within three years thereafter.

Finally, it is a condition to his employment agreement that Dr. Goldenberg be permitted to continue his involvement with CMMI, as discussed in greater detail below. Dr. Goldenberg also is compensated by IBC Pharmaceuticals as discussed in greater detail in these notes to the consolidated financial statements.

Life Insurance. The Company has also agreed with Dr. Goldenberg to maintain in effect for his benefit a $2,000,000 whole life insurance policy. Dr. Goldenberg has the right to assign the beneficiary of the insurance policy. If

Dr. Goldenberg retires from Immunomedics on or after his agreed retirement, or if his employment ends because of permanent disability, the Company must assign such policy to Dr. Goldenberg in consideration of the services previously rendered by Dr. Goldenberg to the Company. There are no outstanding loans as of June 30, 2007. If the employment of Dr. Goldenberg ends for any other reason, except for cause, Dr. Goldenberg has the option to purchase such policy for a price mutually agreed upon by him and the Board of Directors, but not to exceed the cash value thereof less any outstanding policy loans, or he may purchase such policy at its full cash value, less any outstanding loans, with the purchase price to the paid out of the proceeds of the policy or any earlier payment or withdrawal of all or any portion of its net cash value. The Company also currently maintains $34.0 million of life insurance on Dr. Goldenberg for the benefit of the Company.

Additionally, a trust created by Dr. Goldenberg is the beneficiary to a $10,000,000 life insurance policy on his life. The policy provides funds, which may be used to assist Dr. Goldenberg’s estate in settling estate tax obligations and thus potentially reducing the number of shares of the Common Stock the estate may be required to sell over a short period of time to raise funds to satisfy such tax obligations. During what is estimated to be a 15-year period, the Company is obligated to pay $143,000 per year towards premiums in addition to amounts required to be paid by Dr. Goldenberg’s Trust. The Company has an interest in this policy equal to the lesser of the cumulative amount of premium payments made by it under the policies, which, through June 30, 2007, amounted to $2.6 million, or the cash surrender value of the policy which at June 30, 2007 amounted to approximately $2.6 million. If Dr. Goldenberg’s employment terminates, and the policy is not maintained, the Company would receive payment equal to the lesser of its invested cumulative premiums, or the cash surrender value in the policy.

Under the terms of the Goldenberg Agreement, effective July 1, 2007, the Company shall continue to pay the premium cost of life insurance policies on the life of Dr. Goldenberg noted above for existing insurance policies listed in the Agreement, including any succeeding policies; provided that any succeeding policies are comparable or more beneficial to Dr. Goldenberg and the Company in terms of scope, terms and premium costs. On September 7, 2007 Dr. Goldenberg and the Company entered into agreements to terminate certain severance payments and assignment of insurance benefits included as part of Dr. Goldenberg’s previous employment agreement. The termination of this arrangement will reduce the Company’s deferred compensation accrual and net loss by approximately $617,000 in the first quarter of fiscal year 2008.

The Goldenberg Agreement provides that in the event the Company terminates Dr. Goldenberg at any time without “Good Cause” (as defined in the Agreement) or Dr. Goldenberg resigns for “Good Reason” (as defined in the Agreement), Dr. Goldenberg will be entitled to receive a lump-sum severance payment in an amount equal to two times his annual base salary in effect at that time, plus the target bonus established for the fiscal year in which the date of termination occurs. In addition, the Company shall pay monthly COBRA medical insurance costs, if Dr. Goldenberg continues medical coverage under COBRA, for a period of 24 months following such termination.

This agreement also provides that in the event of a change of control, if Dr. Goldenberg terminates his employment upon ninety (90) days prior written notice to the Company or its successor, following the second anniversary of a change of control of the Company, Dr. Goldenberg will be entitled to receive a lump sum severance payment in an amount equal to three times his annual base salary in effect at that time, plus the target bonus established for the fiscal year in which the date of termination occurs. In addition, Dr. Goldenberg will receive, for a period of three years following such termination, all medical and dental coverages in effect on the date of termination or, at the Company’s election, cash in lieu of such coverage in an amount equal to Dr. Goldenberg’s after-tax cost of continuing comparable coverage. Dr. Goldenberg will also be entitled to receive any benefits accrued in accordance with the terms of any applicable benefit plan and program of the Company and an annual bonus, if any, payable for the fiscal year in which Dr. Goldenberg was terminated (prorated to reflect Dr. Goldenberg’s actual period of service during such fiscal year). Additionally, the Goldenberg Agreement provides for a gross-up payment under certain circumstances to compensate Dr. Goldenberg for excise taxes that may be attributable to him as a result of the foregoing payments

Cynthia L. Sullivan

On December 31, 2006, Immunomedics Cynthia L. Sullivan entered into an Amended and Restated Employment Agreement pertaining to Ms. Sullivan’s service as the Company’s President and Chief Executive Officer (the “Sullivan Agreement”). The Sullivan Agreement amends and restates the previous employment agreement, dated as of March 10, 2001, by and between the Company and Ms. Sullivan, as extended by the Company on June 14, 2006, in its entirety.

Employment Agreement. The Sullivan Agreement will continue, unless earlier terminated by the parties, until December 30, 2008, and will be automatically extended for successive one-year periods unless either the Company or Ms. Sullivan provides a written notice at least 180 days preceding the date of any such extension. Ms. Sullivan’s annual base salary under the Sullivan Agreement is $532,000, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee of the Board. Ms. Sullivan will also be eligible to participate in the Company’s incentive compensation plan in place for its senior level executives. In addition, Ms. Sullivan will be eligible to receive an annual discretionary bonus determined by the Compensation Committee of the Board based upon certain performance standards to be determined by the Compensation Committee. Ms. Sullivan’s annual bonus target is 30% of her annual base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. Ms. Sullivan will also be eligible to receive equity compensation awards under the Company’s 2006 Stock Incentive Plan, or any such successor equity compensation plan as may be in place from time to time.

The Sullivan Agreement provides that in the event the Company terminates Ms. Sullivan at any time without “Cause” (as defined in the Agreement) or Ms. Sullivan resigns for “Good Reason” (as defined in the Agreement), Ms. Sullivan will be entitled to receive severance payments in an amount equal to two times her annual base salary in effect at that time, plus the target bonus established for the fiscal year in which the date of termination occurs. Ms. Sullivan will also be entitled to any benefits accrued in accordance with the terms of any applicable benefit plan and program of the Company and an annual bonus, if any, payable for the fiscal year in which Ms. Sullivan was terminated.

The Sullivan Agreement also provides that in the event of a change of control the Company terminates Ms. Sullivan without “Cause” (as defined in the Sullivan Agreement) or Ms. Sullivan resigns for “Good Reason” (as defined in the Sullivan Agreement), Ms. Sullivan will be entitled to receive a lump sum severance payment in an amount equal to three times her annual base salary in effect at that time, plus the target bonus established for the fiscal year in which the date of termination occurs. In addition, Ms. Sullivan will receive, for a period of 36 months following such termination, all medical and dental coverages in effect on the date of termination or, at the Company’s election, cash in lieu of such coverage in an amount equal to Ms. Sullivan’s after-tax cost of continuing comparable coverage. Ms. Sullivan will also be entitled to receive any benefits accrued in accordance with the terms of any applicable benefit plan and program of the Company and an annual bonus, if any, payable for the fiscal year in which Ms. Sullivan was terminated.

Relationships with The Center for Molecular Medicine and Immunology

The Company’s product development has involved, to varying degrees, The Center for Molecular Medicine and Immunology (CMMI), a not-for-profit specialized cancer research center, for the performance of certain basic research and patient evaluations, the results of which are made available to the Company pursuant to a collaborative research and license agreement. CMMI, which is funded primarily by grants from the National Cancer Institute (NCI), is located in Belleville, New Jersey. Dr. Goldenberg is the founder, current President and a member of the Board of Trustees of CMMI. Dr. Goldenberg’s employment agreement permits him to devote such time as is necessary to fulfill his duties to the CMMI and IBC Pharmaceuticals, Inc, provided that such duties do not materially interfere with his ability to perform any of his obligations under the Goldenberg Agreement. Certain of the Company’s consultants have employment relationships with CMMI, and Dr. Hans Hansen, the Company’s emeritus executive officer, is an adjunct member of CMMI. Despite these relationships, the Company believes CMMI is independent of Immunomedics, and CMMI’s management and fiscal operations are the responsibility of CMMI’s Board of Trustees.

The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amount of approximately $110,000, $64,000 and $69,000 during the years ended June 30, 2007, 2006 and 2005, respectively. In fiscal years ended June 30, 2007, 2006 and 2005 the Company incurred $67,000, $40,000 and $52,000, respectively, of legal expenses for patent related matters for patents licensed to Immunomedics from CMMI. The Company may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

IBC Pharmaceuticals

IBC Pharmaceuticals, Inc. (“IBC”) is a majority owned subsidiary of Immunomedics, Inc.

As of June 30, 2007, the shares of IBC Pharmaceuticals, Inc. were held as follows:

Stockholder	Holdings	Percentage of Total
Immunomedics, Inc.	5,599,705 shares of Series A Preferred Stock	73.26%
Third Party Investors	643,701 shares of Series B Preferred Stock	8.42%
David M. Goldenberg Millennium Trust	1,399,926 shares of Series C Preferred Stock	18.32%

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

In each of the fiscal years 2007, 2006 and 2005, Dr. Goldenberg received $55,000 in compensation for his services to IBC. At June 30, 2007, Dr. Goldenberg was a director of IBC, while Cynthia L. Sullivan, Gerard G. Gorman and Phyllis Parker served as the President, Treasurer and Secretary, respectively, of IBC.

10.	License Agreement

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

Under the terms of the UCB Agreement, the Company received in cash from UCB non-refundable payments totaling $38 million (which included a $25 million upfront payment, plus a $13 million reimbursement for development costs of epratuzumab related to our clinical development of epratuzumab in patients with certain autoimmune conditions prior to the date of the UCB Agreement).

The Company determined that all elements under the collaboration and co-promotion agreement should be accounted for as a single unit of accounting under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables . In accordance with SAB No. 104 (Topic 13, Revenue Recognition ), deferral of revenue is appropriate regarding nonrefundable, upfront fees received in single unit of accounting arrangements. As the Company has continuing obligations under the UCB Agreement, and as significant development risk remains, the Company recorded the $38 million non-refundable payment as deferred revenue and is amortizing the $38 million payment received over the expected obligation period, which was initially estimated to end November 2009.

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

In early March 2007, based on continuing discussions and information provided by UCB during the third quarter of fiscal 2007, the Company determined that UCB terminated the SLE clinical trials designed and initiated by Immunomedics. UCB and their experts in the field of SLE have decided to establish new protocols under which new clinical trials for the treatment of SLE would be conducted. The clinical trial data from the recently stopped trials collected to date are valuable and will be analyzed as support for the new clinical trials. The protocols for the new SLE clinical trials will need to be reviewed and approved by the regulatory authorities. As a result of the UCB decision, the Company is no longer able to determine when these clinical trials will take place nor can it determine how these decisions will impact its obligation period under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, the Company ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. The Company has been advised by UCB that it remains committed to developing epratuzumab for the treatment of SLE.

For the 2007 fiscal year the Company recognized $5,335,000 as License Fee Revenues as compared to $1,520,000 as License Fee Revenue from inception of the UCB Agreement through June 30, 2006. The remaining balance of $31,145,000 is recorded as Deferred Revenue in the accompanying consolidated balance sheet.

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

The UCB Agreement called for the creation of a global autoimmune guidance committee, with equal representation by the Company and UCB, to plan and oversee the conduct and progress of the development and commercialization of epratuzumab. UCB has the deciding vote on the committee.

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

11.	Commitments and Contingencies

Employment Contracts

On June 28, 2007 the Amended and Restated Employment Agreement with Dr. Goldenberg was signed for the period through June 30, 2011, (see Note 9). As part of this new agreement a $150,000 annual minimum payment beginning in fiscal year 2008 will be paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments. For each of the years ended June 30, 2007, 2006 and 2005, the Company paid Dr. Goldenberg the minimum required payment of $100,000.

On December 31, 2006, the Company and Cynthia L. Sullivan entered into a two year agreement, the Amended and Restated Employment Agreement pertaining to Ms. Sullivan’s service as the Company’s President and Chief Executive Officer (see Note 9).

Operating Lease

Immunomedics is obligated under an operating lease for facilities used for research and development, manufacturing and office space. In November 2001, the Company renewed for an additional term of 20 years expiring in October 2021 at a base annual rate of $545,000, which is fixed for the first five years and increases thereafter every five years. The renewal includes an additional 15,000 square feet of space. Rental expense related to this lease was approximately $663,000 for each of the 2007, 2006 and 2005 fiscal years.

Including the extension of the facility lease as described above, the minimum lease commitments for facilities are as follows for fiscal years (in thousands):

2008	$556
2009	$556
2010	$556
2011	$609
2012	$662
Thereafter	$7,271

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

If epratuzumab is approved for commercialization in the United States for non-Hodgkin’s lymphoma therapy, the Company will also be required to make a milestone payment in the amount of $600,000 to an outside third party.

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

Former Employee Patent Litigation

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

Legal counsel is presently taking depositions in regards to these proceedings.

Former Vendor Dispute

During the 2007 fiscal year a dispute arose with a vendor regarding the value of services performed on behalf of the Company. The Company is working with the vendor to negotiate a resolution to the matter and has accrued an amount representing the low end of the range that is expected to settle the matter. Negotiations are currently ongoing. The Company does not expect the ultimate resolution will be material to the Company’s financial position, cash flow or results of operations for the full fiscal year.

12.	Debt

In April 2005, the Company issued through a private placement $37,675,000 of 5% Senior Convertible Notes, due in May 2008, (the “5% Notes”). The net proceeds of $35,200,000 from the financing have been used to fund clinical development programs for epratuzumab in moderate and severe lupus patients, repay existing indebtedness and fund general working capital requirements. The 5% Notes bore interest at a fixed annual rate of 5%, paid semiannually November 1st and May 1st of each year. The 5% Notes were convertible into the Company’s common stock at $2.62 per share.

The holders of the 5% Notes could elect to convert the 5% Notes into shares of common stock at any time and the Company could cause the holders of the 5% Notes to convert their 5% Notes prior to the maturity date of the 5% Notes if the market price of the Company’s common stock for at least 20 trading days in any consecutive 30 trading day period, including on such 30th trading day, exceeds 150% of the conversion price in effect on that 30th trading day. On February 7, 2007, the Company called the remaining $17,535,000 of the 5% Notes that were outstanding and issued shares of common stock for the outstanding principal and related interest payments based on a formula defined in the 5% Notes Agreement.

During the years ended June 30, 2007 and 2006, $30,305,000 and $7,370,000 of the 5% Notes were converted into shares of common stock at the request of the 5% Notes’ holders or at the direction of the Company in accordance with the terms of the 5% Notes Agreement. For the year ended June 30, 2007, the interest related payments due to the Note holders at the conversion date, including the accrued interest and make-whole interest payment of approximately $3,035,000 was paid for in 956,763 shares of common stock. During the year ended June 30, 2006 approximately $1,680,000 of accrued interest and make-whole interest payments were paid for in 597,744 shares in common stock.

The make-whole interest payment was considered a bifurcated derivative since the embedded call option can accelerate the settlement of the interest component of the debt cost at the holder’s option. Since this instrument was bifurcated, changes in the fair value of the make-whole interest payment were recorded in current period operations. The changes in the derivative interest liability associated with its fair value were recorded as a credit of $821,000 to interest expense for the year ended June 30, 2007, as compared to a charge to interest expense of $525,000 for the year ended June 30, 2006. With the conversion of all of the 5% Notes as of June 30, 2007, the fair value of this instrument was zero.

As part of the transaction, the Company included detachable warrants (the “Warrants”) to purchase additional shares of the Company’s common stock. The Warrants (which expire in April 2008) are convertible into shares of the Company’s common stock at a rate of 76.394 shares of common stock for each $1,000 amount of principal 5% Notes. The Warrants are exercisable at $2.98 per share. For the year ended June 30, 2007, 64,935 warrants were exercised. No warrants were exercised for the fiscal years ended June 30, 2006 or 2005.

The Company accounted for the proceeds received from the 5% Notes under the guidance of APB 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The proceeds received from the issuance of debt and stock warrants were allocated between the two components based on the relative fair values of the two securities at the time of issuance. The portion of the proceeds allocated to the Warrants ($3,687,000), were amortized to interest expense over the life of the 5% Notes, subject to adjustments for the conversions of the 5% Notes into shares of common stock.

The Warrants were recorded as a liability in the June 30, 2005 balance sheet in accordance with EITF 00-19 -Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, since at the time of issuance of the notes the Company did not have sufficient authorized and unissued shares available to settle the detachable warrant contract. In accordance with EITF 00-19, the liability contracts were revalued for each reporting period with changes in the fair value of the contract recorded in earnings. At a Special Shareholder’s Meeting on August 19, 2005, the Company was approved by a majority of the common stock holders to increase the number of shares of authorized common stock to 110 million shares. The 5% Notes and Warrants were therefore no longer restricted as to conversion into shares of common stock. The $14,300,000 of restricted proceeds from these 5% Notes and Warrants that had been held in escrow were released and the balance in the Warrants liability of $3,018,000 was reclassified to permanent equity.

At the closing of the sale of the Company’s 5% Notes, the Company retired and exchanged the entire $10,000,000 principal amount of its 3.25% Convertible Notes, that were due in January 2006, (the “3.25% Notes”), in two separate transactions. The Company paid approximately $5,090,000, (which includes interest accrued on the 3.25% Notes) from the proceeds of the offering to retire $5,000,000 of its outstanding principal. In addition, the Company converted $5,000,000 of its outstanding 3.25% Notes for the newly issued 5% Notes.

The costs incurred as part of the transaction for private placement of the 5% Notes ($2,507,000) were either amortized over the period the 5% Notes were outstanding prior to conversion and reported as interest expense, or classified to paid in capital when the 5% Notes were converted into shares of common stock. For the years ended June 30, 2007, 2006 and 2005, the Company amortized $439,000, $777,000 and $139,000, respectively, to interest expense and classified to additional paid in capital $794,000 and $358,000 for the 5% Notes conversions for the years ended June 30, 2007 and 2006, respectively.

The debt discounts associated with the 5% Notes were either amortized over the same period the 5% Notes were outstanding prior to conversion and reported as interest expense, or classified to paid in capital when converted into shares of common stock. For the years ended June 30, 2007, 2006, and 2005 the Company amortized $731,000, $1,609,000, and $205,000, respectively to interest expense and classified to additional paid in capital $1,324,000 and $369,000 for the 5% Notes conversions for the years ended June 30, 2007 and 2006, respectively.

Total interest expense and related amortization expense for the 5% Notes was $3,131,000, $5,037,000 and $658,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

In January 2004, the Company completed a $10,000,000 financing of 3.25% Senior Convertible Notes, which were due in January 2006, (the “3.25% Notes”). The notes bore interest at a fixed annual rate of 3.25% to be paid semiannually in arrears beginning in July 2004. On April 29, 2005 the Company retired and exchanged the entire $10,000,000 principal amount from proceeds from the 5% Notes. One half of the total principal was retired, including accrued interest. The remaining principal was exchanged for $5,000,000 of the 5% Notes. For the year ended June 30, 2005 the Company incurred interest expense of approximately $271,000.

In May 2003, Immunomedics completed a $6,376,000 bond financing with the New Jersey Economic Development Authority, pursuant to which Immunomedics was able to refinance its capital investment in a new manufacturing facility at a rate of interest below that which would have otherwise been available. The interest rate on the bonds was approximately 5.47% at June 30, 2007. In connection with this financing, Immunomedics granted certain security interests to the New Jersey Economic Development Authority with respect to its properties and assets, and agreed to become subject to certain customary affirmative as well as restrictive covenants, none of which it believes will affect its business or operations in any material respect. In addition, the bonds are subject to mandatory redemption, if the fair value of the Company’s collateralized assets falls below the outstanding loan balance. The Company’s collateral is recorded as restricted securities in the balance sheet. At June 30, 2007, the Company’s indebtedness under this financing was approximately $1,275,000 due in equal monthly installments over the next twelve months. For the years ended June 30, 2007, 2006 and 2005 the Company incurred interest expense of approximately $104,000, $139,000 and $107,000, respectively. Interest and principal payments are due monthly.

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the years ended (in thousands):

	June 30, 2007
	United States	Europe	Total
Total assets	$58,009	$2,189	$60,198
Property and equipment, net	7,307	1	7,308
Revenues	5,658	2,848	8,506
Income (loss) before tax benefit	(17,694)	641	(17,053)

	June 30, 2006
	As Adjusted (Note 2)
	United States	Europe	Total
Total assets	$55,548	$2,694	$58,242
Property and equipment, net	8,495	1	8,496
Revenues	2,297	2,056	4,353
Income (loss) before tax benefit	(29,011)	(40)	(29,051)

	June 30, 2005
	As Adjusted (Note 2)
	United States	Europe	Total
Total assets	$47,672	$2,318	$49,990
Property and equipment, net	10,149	3	10,152
Revenues	798	3,015	3,813
Income (loss) before tax benefit	(27,551)	607	(26,944)

14.	Defined Contribution Plans

U.S. employees are eligible to participate in the Company’s 401(k) plan, while employees in international locations are eligible to participate in other defined contribution plans. Aggregate Company contributions to its benefit plans totaled approximately $34,000, $40,000 and $70,000 for June 30, 2007, 2006 and 2005, respectively.

15.	Quarterly Results of Operations (Unaudited)

	Three Months Ended (In thousands, except for per share amounts)
	June 30 2007(3)	March 31 2007(2)	Dec. 31 2006(2)	Sept. 30 2006(2)	June 30 2006 (2)	March 31 2006 (2)	Dec. 31 2005 (2)	Sept. 30 2005 (2)
Consolidated Statements of Operations Data:
Revenues	$838	$939	$3,399	$3,330	$2,152	$1,315	$463	$423
Gross profit (1)	531	721	570	570	483	955	191	151
Net loss	(4,624)	(5,117)	(4,457)	(2,458)	(5,606)	(5,692)	(8,770)	(8,492)
Net loss per common share allocable to common stockholders	$(0.06)	$(0.08)	$(0.08)	$(0.04)	$(0.10)	$(0.10)	$(0.16)	$(0.16)
Weighted average number of common shares outstanding	72,949	65,000	57,764	57,538	57,242	55,671	54,098	54,073

(1)	Gross profit is calculated as product sales less cost of goods sold.
(2)	Prior periods have been adjusted to reflect the changes in the method of accounting for collateral assignment split-dollar life insurance arrangements to conform to EITF Issue No. 06-10 “Accounting for Collateral Assignment Split Dollar Life Insurance”, as discussed in Note 2 to our consolidated financial statements.
(3)	Includes $125 of additional net expense relating to adjustments for executive insurance policies.

Immunomedics, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Reserves

For the Years Ended June 30, 2007, 2006 and 2005

Allowance for Doubtful Accounts

Year ended:	Balance at Beginning of Period	Changes to Reserve(1)	Credits to Expense		Other Charges	Balance at End of Period
June 30, 2005	$(343,724)	$(88,217)	$(105,972	)(2)	—	$(149,535)
June 30, 2006	$(149,535)	$(2,085)	$(30,160	)(2)	—	$(117,290)
June 30, 2007	$(117,290)	$—	$(8,068	)(2)	—	$(109,222)

(1)	Uncollectible accounts written off, net of reserves
(2)	Changes in estimate of reserve due to improved collection efforts

Reserve for Inventory Obsolescence

Year ended:	Balance at Beginning of Period	Changes to Reserve	Charges to Expense	Other Charges	Balance at End of Period
June 30, 2005	$(139,000)	$16,614	$(27,614)	$—	$(150,000)
June 30, 2006	$(150,000)	$89,000	$(5,500)	$—	$(66,500)
June 30, 2007	$(66,500)	$66,500	$—	$—	$—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures: We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules promulgated by the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these disclosure controls and procedures and as required by the rules of the SEC, to evaluate their effectiveness. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive and Chief Financial Officers believe that these procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management has concluded we maintained effective internal control over financial reporting as of June 30, 2007.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of Immunomedics’ internal control over financial reporting.

Changes in internal controls: Such evaluation did not identify any changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

        Immunomedics, Inc.

We have audited Immunomedics Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Immunomedics Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Immunomedics Inc.’s maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2007 and 2006 and the related consolidated statements of operations and comprehensive loss, shareholder’s equity (deficit) and cash flows for each of the three years in the period ended June 30, 2007 of Immunomedics, Inc. and our report dated September 12, 2007 expressed an unqualified opinion.

/s/ Ernst & Young LLP

MetroPark, New Jersey

September 12, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information about our executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Compensation of Executive Officers” contained in our definitive proxy statement for our 2007 annual meeting of stockholders scheduled to be held on December 5, 2007, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Nominees For Directors” contained in our definitive proxy statement for our 2007 annual meeting of stockholders scheduled to be held on December 5, 2007, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this annual report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2007 annual meeting of stockholders scheduled to be held on December 5, 2007, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Business Conduct, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Our Corporate Governance” contained in our definitive proxy statement related to our 2007 annual meeting of stockholders scheduled to be held on December 5, 2007, which we intend to file within 120 days of the end of our fiscal year.

The text of our Code of Business Conduct, which applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) is posted in the “Corporate Governance” section of our website, www.immunomedics.com. A copy of the Code of Business Conduct can be obtained free of charge on our website. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission and The NASDAQ Stock Market.

Item 11.	Executive Compensation

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Compensation for Executive Officers and Directors” and “Director Compensation” contained in our definitive proxy statement for our 2007 annual meeting of stockholders scheduled to be held on December 5, 2007, which we intend to file within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Ownership of Our Common Stock,” and “Compensation for Executive Officers” and “Director Compensation” contained in our definitive proxy statement for our 2007 annual meeting of stockholders scheduled to be held on December 5, 2007, which we intend to file within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Party Transactions” and “Our Corporate Governance,” “Compensation for Executive Officers,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2007 annual meeting of stockholders scheduled to be held on December 5, 2007, which we intend to file within 120 days of the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services.

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Independent Registered Public Accounting Firm” contained in our definitive proxy statement for our 2007 annual meeting of stockholders scheduled to be held on December 5, 2007, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Consolidated Financial Statements:
Consolidated Balance Sheets – June 30, 2007 and 2006
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2007, 2006 and 2005
Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm – Ernst & Young LLP

2.	Financial Statement Schedules:
Schedule II – Valuation and Qualifying Reserves

3.	List of Exhibits

Exhibit No.	Description
3.1(a)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on July 6, 1982.(b)

3.1(b)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on April 4, 1983.(b)

3.1(c)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on December 14, 1984.(b)

3.1(d)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on March 19, 1986.(b)

3.1(e)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 17, 1986.(b)

3.1(f)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 21, 1990.(c)

3.1(g)	Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 12, 1992.(e)

3.1(h)	Certification of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 7, 1996.(h)

3.1(i)	Amended and Restated Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of Immunomedics, Inc.(j)

3.1(j)	Certificate of Designation of Series G Junior Participating Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on March 15, 2002.(q)

3.1(k)	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of the State of Delaware on August 25, 2005. (x)

3.2	Second Amended and Restated By-Laws of the Company. (z)

4.1	Specimen Certificate for Common Stock. (q)

4.2	Rights Agreement, dated as of March 4, 2002, between the Company and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate.(o)

4.3	Warrant For the Purchase of Shares of Common Stock of the Company, dated as of May 23, 2002.(p)

4.4	Indenture dated as of January 20, 2004, between the Company and The Bank of New York, as trustee, for 3.25% Convertible Senior Notes due January 12, 2006.(r)

4.5	Form of 3.25% Convertible Senior Note due January 12, 2006 (included in Exhibit 4.6).(r)

4.6	Registration Rights Agreement dated as of January 20, 2004, by and between the Company and Bear, Stearns & Co. Inc. for 3.25% Convertible Senior Notes due January 12, 2006.(r)

4.7	Purchase Agreement dated as of January 12, 2004, by and between the Company and Bear, Stearns & Co. Inc. for 3.25% Convertible Senior Notes due January 12, 2006.(r)

10.1#	Immunomedics, Inc. 2002 Stock Option Plan, as amended.(q)

10.2	Amendment, dated March 11, 1995, to the Amended and Restated License Agreement among the Company, CMMI, and David M. Goldenberg, dated December 11, 1990. (g)

10.3	License Agreement, dated as of January 21, 1997, between the Company and Center for Molecular Medicine and Immunology, Inc. (i)

10.4	License Agreement, dated March 5, 1999, by and between the Company and IBC Pharmaceuticals. (k)

10.5	Development and License Agreement, dated December 17, 2001, between the Company and Amgen, Inc. (Confidentiality treatment has been granted for certain portions of the Agreement). (l)

10.6	Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc., dated May, 1983. (a)

10.7	Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (d)

10.8	Contract for Services dated effective as of January 1, 2002 between the Company and Logosys Logistik GmbH. (n)

10.9	Contribution and Assignment Agreement, dated as of June 30, 2002, between IBC Pharmaceuticals, LLC and IBC Pharmaceuticals, Inc. (q)

10.10	Bond Financing Agreement, dated May 27, 2003, between the New Jersey Economic Development Authority, the Company as Borrower, Fleet National Bank as Agent and as Purchaser. (s)

10.11	Placement Agency Agreement, dated July 28, 2004, by and between the Company and RBC Capital Markets Corporation.(t)

10.12	Form of Registration Rights Agreement between Immunomedics, Inc. and several purchasers.(u)

10.13	Form of Warrant Agreement between Immunomedics, Inc. and JPMorgan Chase Bank, N.A. as Warrant Agent. (u)

10.14	Form of Indenture by and among Immunomedics, Inc., Law Debenture Trust Company of New York as Trustee, and JPMorgan Chase Bank, N.A. as Registrar, Paying Agent and Conversion Agent. (u)

10.15	Form of Purchase Agreement between Immunomedics, Inc. and several purchasers. (u)

10.16†	Development, Collaboration and License Agreement between UCB, S.A. and Immunomedics, Inc. dated May 9, 2006. (bb)

10.17#	Change of Control and Severance Agreement, dated as of March 10, 2006, by and between the Immunomedics, Inc. and Gerard G. Gorman. (t)

10.18#	Amended and Restated Employment Agreement, dated as of December 31, 2006, between Immunomedics, Inc. and Cynthia L. Sullivan. (u)

10.19	Form of Subscription Agreement by and among the Company and the Purchasers dated May 1, 2007. (v)

10.20	Form of Placement Agent Agreement by and between the Company and Lazard Capital Markets LLC dated May 1, 2007. (v)

10.21#	Amended and Restated Employment Agreement, effective as of July 1, 2007, between Immunomedics, Inc. and Dr. David M. Goldenberg. (w)

10.22#	Immunomedics, Inc. 2006 Stock Incentive Plan. (x)

10.23#	Amendment 2007-1 to the Immunomedics, Inc. 2006 Stock Incentive Plan. (x)

10.24#*	Form of Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended.

10.25# *	Form of Change of Control Addendum to the Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended.

10.26#*	Form of Notice of Grant of Stock Option under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended.

10.27#*	Form of RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended.

10.28#*	Form of Change of Control Addendum to RSU Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended.

10.29#*	Form of Initial Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended.

10.30#*	Form of Annual Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended.

10.31*	First Addendum, dated May 5, 1993, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992.

10.32*	Second Addendum, dated March 29, 1995, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992.

10.33*	Letter Amendment, dated October 5, 1998, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992.

10.34*	Fourth Amendment Expansion/Extension Agreement, dated August 15, 2001, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992.

10.35#*	Split-Dollar Insurance Agreement dated September 19, 1994 by and between Immunomedics, Inc. and the David M. Goldenberg Insurance Trust.

10.36#*	Collateral Assignment dated September 19, 1994 by and between Immunomedics, Inc. and the David M. Goldenberg Insurance Trust.

10.37#*	Split-Dollar Insurance Agreement dated April 2, 1992, by and between Immunomedics, Inc. and the David M. and Hildegard Goldenberg Irrevocable Trust.

10.38#	Executive Supplemental Benefits Agreement with David M. Goldenberg, dated as of July 18, 1986 (aa).

10.39#	David M. Goldenberg Severance Agreement, dated as of June 18, 2002, between David M. Goldenberg and the Company. (q).

10.40*	Termination Agreement of the Split-Dollar Insurance Agreement dated September 7, 2007 between Immunomedics, Inc. and Eva J. Goldenberg, Deborah S. Goldenberg, Denis C. Goldenberg and Neil A. Goldenberg, the Trustees of the David M. and Hildegard Goldenberg Irrevocable Insurance Trust dated January 21, 1992.

10.41*	Termination Agreement of the Executive Supplemental Benefits Agreement dated September 7, 2007 between Immunomedics, Inc. and David M. Goldenberg.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-1 effective October 6, 1983 (Commission File No. 2-84940).
(b)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
(c)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1990.
(d)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 effective January 30, 1992 (Commission File No. 33-44750).
(e)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
(f)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993.
(g)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
(h)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.
(i)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.
(j)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated December 15, 1998.
(k)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated March 23, 1999.
(l)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q (as amended) for the fiscal quarter ended March 31, 2001.

(m)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
(n)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
(o)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated March 8, 2002.
(p)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-3, as filed with the Commission on June 12, 2002.
(q)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.
(r)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-3, as filed with the Commission on April 23, 2004.
(s)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.
(t)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, as filed with the Commission on March 10, 2006.
(u)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, as filed with the Commission on January 3, 2007.
(v)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, as filed with the Commission on May 2, 2007.
(w)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, as filed with the Commission on June 29, 2007.
(x)	Incorporated by reference from exhibits to the Company’s Annual Report of Form 10-K for the fiscal year ended June 30, 2005.
(y)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-8 (Commission File Number 333-143420).
(z)	Incorporated by Reference from the Exhibits to the Company’s Current Reports on Form 8-K as filed with the Commission on August 27, 2007.
(aa)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1986.
(bb)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
*	Filed herewith
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

Date: September 13, 2007	By:	/s/ CYNTHIA L. SULLIVAN
Cynthia L. Sullivan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. GOLDENBERG	Chairman of the Board	September 13, 2007
David M. Goldenberg

/s/ CYNTHIA L. SULLIVAN	President, Chief Executive Officer and Director	September 13, 2007
Cynthia L. Sullivan	(Principal Executive Officer)

	Director	September 13, 2007
Marvin E. Jaffe

/s/ MORTON COLEMAN	Director	September 13, 2007
Morton Coleman

/s/ MARY PAETZOLD	Director	September 13, 2007
Mary Paetzold

/s/ BRIAN A. MARKISON	Director	September 13, 2007
Brian A. Markison

/s/ DON C. STARK	Director	September 13, 2007
Don C. Stark

/s/ EDWARD T. WOLYNIC	Director	September 13, 2007
Edward T. Wolynic

/s/ GERARD G. GORMAN	Senior Vice President, Finance and	September 13, 2007
Gerard G. Gorman	Business Development, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

(excludes documents incorporated by reference)

10.24#*	Form of Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended.

10.25# *	Form of Change of Control Addendum to the Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended.

10.26#*	Form of Notice of Grant of Stock Option under the Immunomedics, Inc.2006 Stock Incentive Plan, as amended.

10.27#*	Form of RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended.

10.28#*	Form of Change of Control Addendum to RSU Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended.

10.29#*	Form of Initial Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended.

10.30#*	Form of Annual Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended.

10.31*	First Addendum, dated May 5, 1993, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992.

10.32*	Second Addendum, dated March 29, 1995, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992.

10.33*	Letter Amendment, dated October 5, 1998, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992.

10.34*	Fourth Amendment Expansion/Extension Agreement, dated August 15, 2001, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992.

10.35#*	Split-Dollar Insurance Agreement dated September 19, 1994 by and between Immunomedics, Inc. and the David M. Goldenberg Insurance Trust.

10.36#*	Collateral Assignment dated September 19, 1994 by and between Immunomedics, Inc. and the David M. Goldenberg Insurance Trust.

10.37#*	Split-Dollar Insurance Agreement dated April 2, 1992, by and between Immunomedics, Inc. and the David M. and Hildegard Goldenberg Irrevocable Trust.

10.40*	Termination Agreement of the Split-Dollar Insurance Agreement dated September 7, 2007 between Immunomedics, Inc. and Eva J. Goldenberg, Deborah S. Goldenberg, Denis C. Goldenberg and Neil A. Goldenberg, the Trustees of the David M. and Hildegard Goldenberg Irrevocable Insurance Trust dated January 21, 1992.

10.41*	Termination Agreement of the Executive Supplemental Benefits Agreement dated September 7, 2007 between Immunomedics, Inc. and David M. Goldenberg.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(Exhibits available upon request)

2