Form 10-Q
period 2007-09-30
IMMUNOMEDICS INC
filed 2007-11-06
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of November 5, 2007 was 75,107,164.

IMMUNOMEDICS, INC.

ITEM 1.	FINANCIAL STATEMENTS

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	June 30, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,262,282	$19,088,089
Marketable securities	27,553,440	27,145,320
Accounts receivable, net of allowance for doubtful accounts of $122,000 and $109,000, at September 30, 2007 and June 30, 2007, respectively	607,547	708,212
Inventory	410,034	307,909
Other current assets	1,296,387	716,022
Restricted cash and securities-current	956,400	1,275,200

Total current assets	44,086,090	49,240,752
Property and equipment, net of accumulated depreciation of $18,867,911 and $18,455,354, at September 30, 2007 and June 30, 2007, respectively	6,962,502	7,307,685
Value of life insurance policies	3,665,846	3,618,538
Other long-term assets	30,001	31,264

	$54,744,439	$60,198,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current debt	$956,400	$1,275,200
Accounts payable and accrued expenses	5,417,869	5,544,232

Total current liabilities	6,374,269	6,819,432

Deferred compensation	1,233,152	1,826,885
Deferred revenues –long term	31,145,385	31,145,385
Minority interest	46,135	76,126
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2007 and June 30, 2007	—	—
Common stock, $0.01 par value; authorized 110,000,000 shares; issued and outstanding, 75,062,164 shares at September 30, 2007 and June 30, 2007	750,621	750,621
Capital contributed in excess of par	238,996,194	238,808,181
Treasury stock, at cost, 34,725 shares	(458,370)	(458,370)
Accumulated deficit	(223,791,552)	(219,188,818)
Accumulated other comprehensive income	448,605	418,797

Total stockholders’ equity	15,945,498	20,330,411

	$54,744,439	$60,198,239

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three Months Ended September 30,
	2007	2006
		As Adjusted (Note 3)
	(unaudited)
Revenues:
Product sales	$701,838	$661,603
License fee and other revenues	—	2,668,031
Research and development	79,547	—

Total revenues	781,385	3,329,634

Costs and Expenses:
Costs of goods sold	146,654	91,730
Research and development	5,240,388	5,073,754
Sales and marketing	194,992	148,702
General and administrative	422,111	727,671

Total costs and expenses	6,004,145	6,041,857

Operating loss	(5,222,760)	(2,712,223)
Interest and other income	575,955	470,988
Interest expense	(15,127)	(226,585)
Minority interest	29,991	25,026
Foreign currency transaction gain	36,608	3,492

Loss before income tax expense	(4,595,333)	(2,439,302)
Income tax expense	(7,401)	(19,418)

Net loss	$(4,602,734)	(2,458,720)

Per share data (basic and diluted):
Net loss	$(0.06)	$(0.04)

Weighted average number of common shares outstanding	75,062,164	57,538,031

Comprehensive loss:
Net loss	$(4,602,734)	$(2,458,720)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	21,688	(4,381)
Unrealized gain on securities available for sale	8,120	10,562

Other comprehensive income	29,808	6,181

Comprehensive loss	$(4,572,926)	$(2,452,539)

See accompanying notes to unaudited consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2007	2006
		As Adjusted (Note 3)
	(unaudited)
Cash flows from operating activities:
Net loss	$(4,602,734)	$(2,458,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	412,557	402,997
Amortization of deferred revenue	—	(2,667,309)
Non-cash interest charges related to 5% senior convertible notes, net	—	(185,136)
Minority interest	(29,991)	(25,026)
Charge (credit) for allowance for doubtful accounts	12,775	(14,674)
Amortization of premiums of marketable securities	—	10,632
Non-cash expense relating to issuance of stock options	188,013	80,347
Termination of executive cash surrender value benefit	(617,000)	—
Non-cash increase in value of life insurance policies	(47,308)	(46,850)
Increase in non-current deferred compensation for executive	23,267	23,267
Changes in operating assets and liabilities	(400,900)	(1,798,053)
Other	21,688	(4,381)

Net cash used in operating activities	(5,039,633)	(6,682,906)

Cash flows from investing activities:
Purchases of marketable and restricted securities	(83,350,000)	(58,300,000)
Proceeds from sales and maturities of marketable securities	82,950,000	41,600,000
Purchases of property and equipment	(67,374)	(185,710)

Net cash used in investing activities	(467,374)	(16,885,710)

Cash flows from financing activities:
Payments of debt	(318,800)	(318,800)

Net cash used in financing activities	(318,800)	(318,800)

Net decrease in cash and cash equivalents	(5,825,807)	(23,887,416)
Cash and cash equivalents, beginning of period	19,088,089	40,877,766

Cash and cash equivalents, end of period	$13,262,282	$16,990,350

See accompanying notes to unaudited consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

Reference is made to the Annual Report on Form 10-K of Immunomedics, Inc., a Delaware corporation (“Immunomedics,” the “Company,” “we,” “our” or “us”) for the fiscal year ended June 30, 2007, which contains our audited consolidated financial statements and the notes thereto.

1. Business Overview and Basis of Presentation

Immunomedics, Inc., is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. Immunomedics currently markets and sells LeukoScan® throughout Europe, Canada and in certain other markets outside the U.S. The Company has two foreign subsidiaries, Immunomedics B.V. in the Netherlands and Immunomedics GmbH in Darmstadt, Germany, to assist the Company in managing sales efforts and coordinating clinical trials in Europe. In addition, included in the accompanying financial statements is the majority-owned subsidiary, IBC Pharmaceuticals, Inc. (“IBC”), which has been working since 1999 on the development of novel cancer radiotherapeutics using patented pre-targeting technologies with proprietary, bispecific antibodies.

The accompanying unaudited consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2007 has been derived from the Company’s audited 2007 consolidated financial statements. Operating results for the three-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2008, or any other period.

Immunomedics is subject to significant risks and uncertainties, including, without limitation, our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that the Company may be unable to successfully finance and secure regulatory approval of and market our drug candidates; the Company’s dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements, if any; uncertainties about the Company’s ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; the Company’s ability to protect our proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally. For more details regarding such risks and uncertainties please refer to the section entitled Item 1A “Risk Factors” included in this Quarterly Report on Form 10-Q.

As of September 30, 2007, the Company had unrestricted cash, cash equivalents and marketable securities totaling $40,816,000. By entering into the May 9, 2006 Development,

Collaboration and License Agreement, (the “UCB Agreement”) with UCB, S.A. (“UCB”) (see Note 8) and with the receipt of the initial payments related thereto and the sale of securities in May 2007 (see Note 7 in the Annual Report on Form 10-K for the year ended June 30, 2007), the Company has sufficient funds to fund its operations and continue its research and development programs for at least the next twelve months. Cash requirements in fiscal year 2008 are expected to be at a higher level than in fiscal year 2007 due to increased spending for research and development activities and clinical trials for the therapeutic candidates. The research and development activities are expected to expand over time and the Company does not believe it will have adequate cash to complete its other research and development compounds in its development pipeline in line with its corporate strategy. As a result, Immunomedics will continue to require additional financial resources in order to continue its research and development programs, clinical trials of product candidates and regulatory filings.

Since its inception in 1982, Immunomedics’ principal source of funds has been the private and public sale of debt and equity securities and, to a lesser extent, revenues from licensing. There can be no assurance that Immunomedics will be able to raise the additional capital it will need on commercially acceptable terms, if at all. If the Company is unable to raise capital on acceptable terms, its ability to continue its business will be materially and adversely affected.

2. Summary of Significant Accounting Policies

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2007. The Company adheres to the same accounting policies in preparation of its interim financial statements.

Inventory

Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. As of September 30, 2007, the inventory balance consisted of finished goods ($190,000) and work in process ($220,000). As of June 30, 2007, the inventory balance consisted of finished goods ($250,000) and work in process ($58,000). There was no inventory reserve at September 30, 2007 or June 30, 2007, respectively.

Income Taxes

The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statements amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 as of July 1, 2007, as required, and determined that the adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations. The Company did not recognize interest or penalties related to income taxes during the three-month periods ended September 30, 2007 or 2006 and did not accrue for interest or penalties as of September 30, 2007 or June 30, 2007. The Company does not have an accrual for uncertain tax positions as of September 30, 2007 or June 30, 2007. The U.S. federal statute of limitation remains open for the fiscal years 2004 onward. The Company is not currently under examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return. The Company is not currently under examination for any state income taxes. Income taxes are provided for profitable foreign jurisdictions at the applicable effective tax rate.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three-month periods ended September 30, 2007 and 2006. The common stock equivalents excluded from the diluted per share calculation are 8,299,328 and 20,044,638 shares at September 30, 2007 and 2006, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss, net unrealized gains on securities available for sale and foreign exchange translation adjustments and is presented in the Consolidated Statements of Operations and Comprehensive Loss.

3. Accounting Change

The Company elected to adopt the EITF Issue No. 06-10 (“EITF 06-10”), “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” during the fourth quarter of fiscal year 2007. EITF 06-10 provides guidance on an employers’ recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods. In addition, EITF 06-10 also provides guidance on how to record the asset in collateral assignment split-dollar life insurance arrangements.

The election to adopt EITF 06-10 was done retrospectively and therefore the three-month period ended September 30, 2006 has been adjusted to reflect related balances as if the standard had been followed as of the beginning of the period.

With the adoption of EITF 06-10, the terms of life insurance contracts that can be attributable to future benefits should be recorded in the period of the employee’s service in a systematic and rational manner. This liability is recorded so that the aggregate amount accrued is equal to the present value of the benefits that are expected to be provided to the employee and or his beneficiaries in exchange for the employee’s service to that termination date. Based on the previous service of the employee, the future estimated employment period and projected benefit period of the employee subsequent to termination of employment, a liability of $1.2 million has been accrued as of September 30, 2007. The difference between the effective interest expense for this liability and the straight-line interest expense for this accrued liability is not material.

The Company recognizes an asset in the financial statements based on the amount that could be realized under the insurance contract as of the date of each balance sheet. For this collateral assignment split dollar policy, the amount the Company could realize is the lesser of the premiums paid by the Company or the cash surrender value of the policy.

The Company makes premium payments in accordance with the terms of the insurance policy and the agreements. The Company will be reimbursed the total premiums paid by the Company or the cash surrender value of the policy upon realization of the insurance benefits to the employee’s estate, or the realization of the cash surrender value of the policy upon policy termination. As of September 30, 2007, the premiums paid for this policy were approximately $2.7 million and the cash surrender value of the policy amounted to approximately $2.7 million.

The following schedule summarizes the effect of the retrospective application of EITF 06-10 on the Company’s financial results for the three-month period ended September 30, 2006. The retrospective adoption of EITF 06-10 did not impact the cash flows from operating, investing or financing activities.

Statements of Consolidated Operations:

	Three Month Period Ended September 30, 2006
	As Reported	As Adjusted	Effect of Change
Costs and Expenses:
Costs of goods sold	91,730	91,730	—
Research and development	5,073,754	5,073,754	—
Sales and marketing	148,702	148,702	—
General and administrative	751,254	727,671	23,583

Total costs and expenses	6,065,440	6,041,857	23,583

Net loss	$(2,482,303)	(2,458,720)	23,583

Per Share Data (basic and diluted)	$(0.04)	(0.04)	—

4. Marketable Securities

Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as a separate component of accumulated other comprehensive loss. Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at September 30, 2007 and June 30, 2007 consist of the following ($ in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
September 30, 2007
Agency Bonds	$5,000	$3	$—	$5,003
Auction Rate Securities	22,500	—	—	22,550

	$27,550	$3	$—	$27,553

June 30, 2007
Agency Bonds	$5,000	$—	$(5)	$4,995
Auction Rate Securities	22,150	—	—	22,150

	$27,150	$—	$(5)	$27,145

Maturities of debt securities classified as available-for-sale at September 30, 2007 and June 30, 2007 were all due within two years.

5. Stock Incentive Plan

A summary of the 2006 Stock Incentive Plan, as amended, is provided in Note 7 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on four years of continuous service and have 7-year contractual terms.

The fair value of each option granted during the three-month periods ended September 30, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the following table:

	Three-month period ended September 30,
	2007	2006
Expected dividend yield	0%	0%
Expected option term (years)	5.40	6.25
Expected stock price volatility	93%	94%
Risk-free interest rate	5.08%	4.80%

The weighted average fair value at the date of grant for options granted during the three-month periods ended September 30, 2007 and 2006 were $3.24 and $1.96 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated based on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the three-month period ended September 30, 2007 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2007	5,272,300	$7.81
Granted	341,000	$4.29
Exercised	—	—
Terminated	—	—

Outstanding, September 30, 2007	5,613,300	$7.60	5.50	$443,922

Exercisable, September 30, 2007	4,515,300	$8.61	4.97	$411,510

The Company has 1,098,000 non-vested options outstanding. As of September 30, 2007, there was $2,234,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 3.27 years. The Company recorded $188,000 and $80,000 for stock-based compensation for the three-month period ended September 30, 2007 and 2006, respectively.

6. Geographic Segments

Immunomedics manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based products for cancer, autoimmune and other serious diseases, and it currently reports as a single industry segment. Immunomedics markets and sells its products in the United States and throughout Europe.

The following table presents financial information based on the geographic location of the facilities of Immunomedics for the three-month periods ended September 30, 2007 and 2006 ($ in thousands):

	Three-Months Ended September 30, 2007
	United States	Europe	Total
Total assets	$52,026	$2,718	$54,744
Property and equipment, net	6,961	2	6,963
Revenues	118	663	781
Income (loss) before taxes	(4,722)	127	(4,595)

	Three-Months Ended September 30, 2006
	United States	Europe	Total
Total assets	$46,534	$3,020	$49,554
Property and equipment, net	8,278	1	8,279
Revenues	2,692	638	3,330
Income (loss) before taxes	(2,523)	84	(2,439)

7. Related Party Transactions

Certain of the Company’s affiliates, including members of senior management and its Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Chairman of the Board of Directors and Chief Medical Officer and Chief Scientific Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology (“CMMI”) and the Company’s majority-owned subsidiary, IBC Pharmaceuticals, Inc. (“IBC”). Dr. Goldenberg and Ms. Sullivan are husband and wife. For a description of these relationships and transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and the notes to the audited financial statements contained therein.

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $29,000 and $22,000 for the three-month periods ended September 30, 2007 and 2006, respectively. It also provides to CMMI, at no cost, laboratory materials and supplies. The Company incurred legal expenses on behalf of CMMI for patent related matters for the three-month period ended September 30, 2007, of $8,000 as compared to $12,000 for the three-month period ended September 30, 2006. The Company has first rights to license those patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

For each of the three-month periods ended September 30, 2007 and 2006, Dr. Goldenberg received $13,750 in compensation for his services to IBC.

Effective July 1, 2007, the Company entered into an Amended and Restated Employment Agreement pertaining to Dr. Goldenberg’s service to the Company as the Chief Scientific Officer and Chief Medical Officer (the “Goldenberg Agreement”), until June 30, 2011. This agreement covers aspects of his compensation as well as duties and responsibilities of his employment at Immunomedics. For a description of the Goldenberg Agreement see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and the notes to the audited financial statements contained therein.

As part of the Goldenberg Agreement, Dr. Goldenberg is eligible to receive certain additional incentive compensation during the agreement term as described in the notes to the audited financial statements, including being eligible to receive royalty payments on royalties received by the Company. For each fiscal year the Company shall pay Dr. Goldenberg a sum equal to a percentage of the annual royalties the Company receives on each of the products for which Dr. Goldenberg is an Inventor, and all products using, related to or derived from products for which Dr. Goldenberg is an Inventor. The percentage of royalties that the Company will pay to Dr. Goldenberg on each patented product will be determined based on the percentage of royalties that the Company must pay to external third parties.

The Company agrees to make a minimum payment of $150,000 to Dr. Goldenberg during each of the fiscal years during the Goldenberg Agreement, ($100,000 minimum payment per year under the previous employment agreement), payable in equal quarterly payments, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. No payments were made for revenue incentive compensation other than the $37,500 and $25,000 minimum quarterly payments made for the three-month periods ended September 30, 2007 and 2006, respectively.

Under the terms of the Goldenberg Agreement, the Company was to continue to pay the premium cost of life insurance policies on the life of Dr. Goldenberg in effect under the previous employment. On September 7, 2007, Dr. Goldenberg and the Company entered into agreements to terminate certain severance payments and assign certain insurance benefits included as part of Dr. Goldenberg’s previous employment agreement. The termination of this arrangement reduced the Company’s deferred compensation accrual and net loss by approximately $617,000 in the current fiscal quarter. The Company also currently maintains $34.0 million of life insurance policies on Dr. Goldenberg for the benefit of the Company.

Additionally, a trust created by Dr. Goldenberg is the beneficiary to a $10.0 million life insurance policy on his life. The policy provides funds, which may be used to assist Dr. Goldenberg’s estate in settling estate tax obligations and thus potentially reducing the number of shares of the Common Stock the estate may be required to sell over a short period of time to raise funds to satisfy such tax obligations. During what is estimated to be a 15-year period, the Company is obligated to pay $143,000 per year towards premiums in addition to amounts required to be paid by Dr. Goldenberg’s Trust. The Company has an interest in this policy equal to the lesser of the cumulative amount of premium payments made by it under the policy, which, through September 30, 2007, amounted to $2.7 million, or the cash surrender value of the policy, which at September 30, 2007 amounted to approximately $2.7 million. If Dr. Goldenberg’s employment terminates, and the policy is not maintained, the Company would receive payment equal to the lesser of its invested cumulative premiums, or the cash surrender value in the policy.

8. License Agreement

On May 9, 2006, the Company entered into an agreement with UCB, S.A. (“the UCB Agreement”) providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab for the treatment of all autoimmune disease indications. Under the terms of the UCB Agreement, the Company retains the rights to develop epratuzumab in the field of oncology, and UCB has an option to acquire development and commercialization rights to epratuzumab with respect to cancer indications at anytime prior to the first commercial sales thereof. Under the terms of the UCB Agreement, the Company received from UCB a non-refundable cash payment totaling $38 million (which includes a $25 million upfront payment, plus a $13 million reimbursement for development costs of epratuzumab related to our clinical development of epratuzumab in patients with certain autoimmune conditions prior to the date of the UCB Agreement). For a description of this agreement and related transactions, see the Company’s Annual Report of Form 10-K for the fiscal year ended June 30, 2007 and the notes to the audited financial statements contained therein.

The Company determined that all elements under the UCB Agreement should be accounted for as a single unit of accounting under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In accordance with SAB No. 104 (Topic 13, Revenue Recognition), deferral of revenue is appropriate regarding nonrefundable, upfront fees received in single unit of accounting arrangements. As the Company has continuing obligations under the UCB Agreement, and as significant development risk remains, the Company recorded the $38 million non-refundable payment as deferred revenue and is amortizing the $38 million payment received over the expected obligation period, which was initially estimated to end in November 2009. Accordingly, the Company recognized $2,667,000 as license fee revenues for the three-month period ended September 30, 2006.

During the 2007 fiscal year, UCB decided to stop further new patient enrollment into the Systemic Lupus Erythematosus (“SLE”) clinical trials designed and initiated by the Company. UCB and its experts in the field of SLE believed that the clinical trial protocols designed and initiated by Immunomedics prior to the UCB Agreement should be revised, including potential changes to patient enrollment criteria as such changes may result in more rapid patient enrollment. UCB therefore decided to establish new protocols under which new clinical trials for the treatment of SLE would be conducted. UCB subsequently terminated the then existing SLE clinical trials that had been designed and initiated by Immunomedics. The protocols for the new SLE clinical trials developed by UCB and its experts have yet to be reviewed and approved by the regulatory authorities.

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

9. Commitments and Contingencies

Employment Contracts

On June 28, 2007, the Amended and Restated Employment Agreement with Dr. Goldenberg was signed for the period through June 30, 2011. As part of this new agreement a $150,000 annual minimum payment beginning in fiscal year 2008 will be paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments. For the year ended June 30, 2006, the Company paid Dr. Goldenberg the minimum required payment of $100,000.

On December 31, 2006, the Company and Cynthia L. Sullivan entered into a two-year agreement, the Amended and Restated Employment Agreement pertaining to Ms. Sullivan's service as the Company's President and Chief Executive Officer.

For more information regarding employment contracts, see Note 9 in our Annual Report on Form 10-K for the year ended June 30, 2007.

Legal Matters

In October 2006, the Company sued a former research scientist employee, seeking a declaration that the Company has the right, under a certain written agreement that the former employee executed at the time he commenced work for the Company, to an immediate assignment of all of the employee’s rights, titles and interest in three patent applications that the employee filed after leaving the employ of the Company. The Company further seeks a judgment compelling the former employee to perform under the agreement and immediately assign to the Company all of their rights, titles and interest in these patent applications. The Company also seeks damages for breach of contract.

During that same month, the Company was sued by the same former employee noted above as well as two other parties claiming rights to the patents, seeking a declaration that (i) a certain written agreement executed by the former employee at or about the time he commenced work for the Company does not obligate the former employee to assign to the Company three patent applications filed by him after he ceased working for the Company, (ii) the Company has no ownership rights in said patent applications, and (iii) a certain Recordation Form Cover Sheet that the Company filed with the United States Patent and Trademark Office (“PTO”) with respect to two of the three patent applications was invalid and unenforceable. Plaintiffs further seek a permanent injunction requiring the Company to withdraw the Recordation Form Cover Sheet that was filed with the PTO. The Company intends to vigorously defend this action.

Legal counsel is presently taking depositions in regard to these proceedings.

During the 2007 fiscal year, a dispute arose with a vendor regarding the value of services performed on behalf of the Company. The Company is working with the vendor to negotiate a resolution to the matter and has accrued an amount representing the low end of the range that is expected to settle the matter. Negotiations are currently ongoing. The Company does not expect the ultimate resolution will be material to the Company’s financial position, cash flow or results of operations for the full fiscal year.

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

Overview

Immunomedics is a biopharmaceutical company focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes approximately 108 issued patents in the United States, and more than 285 other issued patents worldwide, protects our product candidates and technologies.

We have transitioned our focus away from the development of diagnostic imaging products in order to accelerate the development of our therapeutic product candidates, although, LeukoScan® will continue to be manufactured and commercialized by the Company in territories where regulatory approvals have been granted. Furthermore, research and development into diagnostic product candidates is no longer a material portion of our business.

From our inception in 1982 until September 30, 2007, we had an accumulated deficit of approximately $224,000,000 and have never earned a profit. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature or source of which cannot be predicted), our losses will continue as we continue to conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years.

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

Research and Development

As of September 30, 2007, we employed 16 professionals in our research and development departments and 16 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Revenue Recognition

We account for revenue arrangements that include multiple deliverables in accordance with Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Arrangements (EITF 00-21). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. We concluded that the Development, Collaboration and License Agreement dated May 9, 2006 with UCB, S.A., or the UCB Agreement, should be accounted for as a single unit of accounting and therefore amortized the $38 million payment received over the expected obligation period which was initially estimated to end in November 2009

During the 2007 fiscal year, UCB decided to stop further new patient enrollment into the Systemic Lupus Erythematosus, or SLE clinical trials designed and initiated by us. UCB and its experts in the field of SLE believed that the clinical trial protocols designed and initiated by Immunomedics prior to the UCB Agreement should be revised, including potential changes to patient enrollment criteria as such changes may result in more rapid patient enrollment. UCB therefore decided to establish new protocols under which new clinical trials for the treatment of SLE would be conducted. UCB subsequently terminated the then existing SLE clinical trials that had been designed and initiated by us. The protocols for the new SLE clinical trials developed by UCB and its experts have yet to be reviewed and approved by the regulatory authorities.

As a result of the UCB decision to terminate the SLE trials, we are no longer able to determine when these clinical trials will take place nor can it determine how these decisions will impact its obligation period under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, we ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. We have been advised by UCB that it remains committed to developing epratuzumab for the treatment of SLE. The obligation period estimate will be re-evaluated when UCB makes a determination as to the new SLE clinical trials.

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

Revenue from product sales is recorded when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Allowances, if any, are established for uncollectible amounts based on historical trends, estimated product returns and discounts. Since allowances are recorded based on management’s estimates, actual amounts may be different in the future.

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

Stock-Based Compensation

The Company has a stock incentive plan, the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization. This plan is described more fully in Note 7 to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2007 and Note 5 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 included elsewhere herein.

The grant-date fair value of stock awards is based upon the underlying price of the stock on the date of grant. The grant-date fair value of stock option awards must be determined using an option pricing model. Option pricing models require the use of estimates and assumptions as to (a) the expected term of the option, (b) the expected volatility of the price of the underlying stock, (c) the risk-free interest rate for the expected term of the option and (d) pre-vesting forfeiture rates. The Company uses the Black-Scholes-Merton option pricing formula for determining the grant-date fair value of such awards.

The expected term of the option is based upon the contractual term and expected employee exercise and expected post-vesting employment termination behavior. The expected volatility of the price of the underlying stock is based upon the historical volatility of the Company’s stock computed over a period of time equal to the expected term of the option. The risk free interest rate is based upon the implied yields currently available from the U.S. Treasury yield curve in effect at the time of the grant. Pre-vesting forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three-month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007	2006
Expected stock price volatility	93%	94%
Risk free interest rate	5.08%	4.80%
Expected life of options (years)	5.40	6.25

Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock-based awards.

Life Insurance Policies

Split-Dollar Policy

We entered into a collateral assignment split dollar life insurance arrangement with Dr. Goldenberg and a trust controlled by his family, or the Trust, pursuant to which we agreed to pay a significant portion of the premiums on a whole life insurance policy insuring Dr. Goldenberg and owned by and benefiting the Trust. We will be repaid the lesser of the cumulative premium payments we have made with respect to the policy or the cash surrender value of the policy upon Dr. Goldenberg’s death or the voluntary termination of the arrangement by Dr. Goldenberg out of the policies’ existing surrender value at the time of repayment. In accordance with EITF 06-10, “Accounting for Collateral Assignment Split Dollar Life Insurance”, an employer should recognize a liability for any post employment benefit associated with split-dollar life insurance plans. Since the contractual terms of the arrangement provide that we may not be reimbursed the premiums of the policy upon termination of employment, we accrue a liability for a post employment benefit. The measurement of the related benefit is based on a number of probability-weighted assumptions. The more significant of these assumptions are: (a) the appropriate discount rate to use in computing the present value of the benefit; (b) the expected return on cash surrender values; (c) the estimated retirement date; and (d) the expected period of time after employment and prior to the death benefit. Actual results will likely differ from the assumptions used. Those differences, along with changes that may be made in the assumptions used from period to period, will impact the amounts reported in the financial statements.

We recognize an asset in the financial statements based on the amount that could be realized under the insurance contract as of the date of each balance sheet. The amount we could realize is the lesser of the premiums paid by us or the cash surrender value of the policy.

Other Life Insurance Policies

We have various other life insurance policies on Dr. Goldenberg where some of the policies are for the benefit of Immunomedics and some of the policies are for the benefit of Dr. Goldenberg. When we are the beneficiary of the policy, and there are no other contractual arrangements between Dr. Goldenberg and us, we recognize the amount that could be realized under the insurance arrangement as an asset in the balance sheet. When we are the owner of the policy, but have contractually agreed to give Dr. Goldenberg rights to the policy, we record both an asset for the amount that could be realized under the insurance arrangement, and a corresponding liability that represents the value contractually benefiting Dr. Goldenberg.

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

Three-Month Period Ended September 30, 2007 Compared to 2006

Revenues

Revenues for the three-month period ended September 30, 2007 were $781,000, as compared to $3,330,000 for the same period in 2006, representing a decrease of $2,549,000, or 77%. There were no license fee revenues for the three-month period ended September 30, 2007 as compared to $2,668,000 recorded for the UCB Agreement for the same period in 2006. The current period did not include any amortization of deferred revenues due to the decision by UCB to stop patient enrollment for the SLE clinical trials and seek approval for new clinical trial protocols from regulatory authorities. See Note 8 to our consolidated interim financial statements included in this Quarterly Report on Form 10-Q. Product sales for the three-month period ended September 30, 2007 were $702,000, as compared to $662,000 for the same period in 2006, representing an increase of $40,000, or 6%. This increase resulted from modest price increases and increased sales volume of LeukoScan in Europe. Research and development revenues for the three-month period ended September 30, 2007 were $79,000 due to the timing of grant programs.

Costs and Expenses

Total cost and expenses for the three-month period ended September 30, 2007 were $6,004,000, as compared to $6,042,000 for the same period in 2006, representing a decrease of $38,000 or less than one percent. Research and development expenses for the three-month period ended September 30, 2007 were $5,240,000 as compared to $5,074,000 for the same period in 2006. The increase in research and development expenses resulted primarily from higher spending for patent related expenses and higher headcount and related salaries and employee benefits. Cost of goods sold for the three-month period ended September 30, 2007 was $147,000 as compared to $92,000 for the same period in 2006. This increase of $54,000 resulted primarily from our expensing work-in-process as a result of our quality assurance testing. Sales and marketing expenses for the three-month period ended September 30, 2007 increased $46,000 from $149,000 to $195,000 for the same period in 2006, primarily as a result of higher salaries and payroll taxes for European employees with the decline of the U.S. dollar. General and administrative costs decreased to $422,000 for the three-month period ended September 30, 2007, from $728,000 for the same period of 2006, primarily due to the reduction of the deferred compensation accrual by $617,000 relating to the termination of certain severance payments and assignment of insurance benefits included as part of our Chairman’s previous employment agreement. This was partially offset by the impact of recording the cash surrender value of a life insurance policy in the previous year, not repeated in the current year.

Interest and Other Income

Interest and other income for the three-month period ended September 30, 2007 increased to $576,000 compared to $471,000 for the same period in 2006, primarily due to due to higher levels of cash available for investments, (a result of the proceeds from the UCB Agreement in May 2006 and sale of shares of common stock in May 2007) and higher rates of return on investments.

Interest Expense

Interest expense for the three-month periods ended September 30, 2007 and 2006 was approximately $15,000 and $227,000, respectively. The interest expense for the three-month period ended September 30, 2007 decreased due to the conversion of all of the 5% Senior Convertible Notes, due May 2009, or the 5% Notes, into the Company’s common stock during the 2007 fiscal year. For more information, see Note 12 in our Annual Report on Form 10-K for the year ended June 30, 2007.

Foreign Currency Transaction Gain

Foreign currency transactions amounted to a gain of $37,000 for the three-month period ended September 30, 2007 as compared to a slight gain of $3,000 for the same period in 2006, primarily as a result of currency fluctuations between the U.S. Dollar and the Euro.

Operating Results

Net loss for the three-month period ended September 30, 2007, was $4,603,000 or $0.06 per share as compared to $2,459,000 or $0.04 per share, for the same period in 2006. The increase in the net loss in 2007 as compared to the net loss in the comparable period in 2006 resulted primarily from the absence of the amortization of deferred revenue from the UCB Agreement, partially offset by reduced interest expense and higher interest income.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operations. Net cash used in operating activities for the three month period ended September 30, 2007 was $5.0 million, compared to $6.7 million for the three month period ended September 30, 2006. The current period’s net loss of $4.6 million was greater than the $2.5 million net loss from the prior year’s period. This decline is primarily due to the absence in the current year of $2.7 million deferred revenues amortization. The changes in operating assets and liabilities were lower in 2007 than in the previous year primarily due to payments of $1.2 million for accrued legal fees in 2006 to patent counsel.

Cash flows from investing. Net cash used in investing activities for the three months ended September 30, 2007 was $.5 million compared to $16.7 million for the three months ended September 30, 2006. The investing activities for 2007 were lower than in 2006 primarily as a result of decreased net purchases of marketable securities with excess cash that was not required for operations. In the current year, existing cash balances have funded operating requirements.

Cash flows from financing. Net cash used in financing activities for the three-month periods ended September 30, 2007 and 2006 were $.03 million for both periods, relating to the payment of long-term debt.

At September 30, 2007, we had working capital of $37,712,000, representing a decrease of $4,709,000 from $42,421,000 at June 30, 2007. The decrease in working capital is primarily a result of our loss from operations of $4,603,000. At September 30, 2007 and at June 30, 2007, we had no long-term debt outstanding.

Our cash, cash equivalents and marketable securities amounted to $40,815,000 at September 30, 2007, representing a decrease of $5,418,000 from $46,233,000 at June 30, 2007. The decrease was primarily attributable to our use of cash in operations during the three-month period ended September 30, 2007. We believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. Cash requirements in fiscal year 2008 are expected to be at a higher level than in fiscal year 2007 due to increased spending for research and development activities and clinical trials for our therapeutic product candidates. However, research and development activities are expected to continue to expand over time and we do not believe we will have adequate cash to complete our research and development compounds in our development pipeline in line with our corporate strategy. As a result, we will continue to require additional financial resources in order to continue our research and development programs, clinical trials of product candidates and regulatory filings.

We continue to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of our proprietary technologies. There can be no assurance that we will be able to raise the additional capital we will need on commercially acceptable terms, if at all. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1A Risk Factors, “Factors That May Affect Our Business and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us, and access to capital markets that can provide us with the resources when necessary to fund our strategic priorities.

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

Our holdings of financial instruments are comprised primarily of corporate debt securities and municipal bonds. All such instruments are classified as securities available for sale at September 30, 2007. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings also are exposed to the risks of changes in the credit quality of issuers. We typically invest in highly liquid debt instruments with fixed interest rates.

The table below presents the principal amounts of our marketable securities and the related weighted-average interest rates by fiscal year of maturity for our investment portfolio as of September 30, 2007:

	2008	2009	2010	2011	2012	Total	Fair Value
Fixed rate	$26,550	$1,000	—	—	—	$27,550	$27,553
Average interest rate	5.99%	5.35%	—	—	—	5.97%

ITEM 4.	CONTROLS AND PROCEDURES

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

In October 2006, the Company sued a former research scientist employee, seeking a declaration that the Company has the right, under a certain written agreement that the former employee executed at the time he commenced work for the Company, to an immediate assignment of all of the employee’s rights, titles and interest in three patent applications that the employee filed after leaving the employ of the Company. The Company further seeks a judgment compelling the former employee to perform under the agreement and immediately assign to the Company all of their rights, titles and interest in these patent applications. The Company also seeks damages for breach of contract.

During that same month, the Company was sued by the same former employee noted above as well as two other parties claiming rights to the patents, seeking a declaration that (i) a certain written agreement executed by the former employee at or about the time he commenced work for the Company does not obligate the former employee to assign to the Company three patent applications filed by him after he ceased working for the Company, (ii) the Company has no ownership rights in said patent applications, and (iii) a certain Recordation Form Cover Sheet that the Company filed with the United States Patent and Trademark Office (“PTO”) with respect to two of the three patent applications was invalid and unenforceable. Plaintiffs further seek a permanent injunction requiring the Company to withdraw the Recordation Form Cover Sheet that was filed with the PTO. The Company intends to vigorously defend this action.

Legal counsel is presently taking depositions in regard to these proceedings.

During the 2007 fiscal year, a dispute arose with a vendor regarding the value of services performed on behalf of the Company. The Company is working with the vendor to negotiate a resolution to the matter and has accrued an amount representing the low end of the range that is expected to settle the matter. Negotiations are currently ongoing. The Company does not expect the ultimate resolution will be material to the Company’s financial position, cash flow or results of operations for the full fiscal year.

There were no other legal proceedings nor any material developments during the quarter ended September 30, 2007 in any of the legal proceedings described in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

We have incurred significant operating losses since our formation in 1982, and have never earned a profit since that time. As of September 30, 2007, we had an accumulated deficit of approximately $224,000,000, including a net loss of 4,603,000 for the three-month period ended September 30, 2007. In May 2006, we entered into an agreement with UCB, granting UCB the exclusive, worldwide license to develop, manufacture, market and sell epratuzumab, our humanized CD22 antibody, for all autoimmune disease indications. As part of this agreement UCB assumed the responsibility for conducting the Phase III SLE clinical trials we had designed and initiated. UCB subsequently decided to terminate these trials and establish new protocols under which new clinical trials for the treatment of SLE would be conducted. As a result of this decision, we are no longer able to determine when these clinical trials will take place or how these decisions will impact our obligation period under the terms of the agreement with UCB. Therefore, we have ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. As of September 30, 2007, the deferred revenue reported on our balance sheet was $31.1 million.

The only significant product sales we have earned to date have come from the limited sales of our two diagnostic imaging products in Europe and, to a lesser degree, the U.S. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic products and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. We expect to continue to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

Any failure or substantial delay in successfully completing clinical trials for our product candidates, particularly the ongoing trials for our most advanced product candidate, epratuzumab, could severely harm our business and results of operations.

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

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•	$38,000,000 from UCB in May 2006 to license the rights to develop, manufacture and commercialize epratuzumab for the treatment of all autoimmune disease indications;

•	approximately $259,000,000 from the public and private sale of our debt and equity securities through September 30, 2007; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

With the UCB Agreement and the receipt of the initial payments related thereto and equity financing completed in May 2007, we believe we will have sufficient funds for our research and development programs through at least the next twelve months. We intend to continue expending substantial capital on our research and development programs. We will need to raise additional capital in order to obtain the necessary regulatory approvals and then commercialize our other therapeutic products. Our capital requirements are dependent on numerous factors, including:

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

We will amortize the $38.0 million upfront payment received from UCB as revenue over the period of time of our expected obligations in accordance with the terms of our agreement with UCB. During the 2007 fiscal year, UCB decided to stop the SLE clinical trials designed and initiated by us and to establish new protocols for clinical trials for the treatment of SLE, which may generate more rapid patient enrollment. These new protocols will need to reviewed and approved by the regulatory authorities. We are unable to determine at this time how these decisions will impact our obligation period under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, we ceased amortizing to revenue the deferred revenue recorded with receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. As of September 30, 2007, the deferred revenue reported on our balance sheet was $31.1 million.

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

We are heavily dependent upon the talents of Dr. Goldenberg, our Chief Scientific Officer and Chief Medical Officer and Ms. Sullivan, our President and Chief Executive Officer, as well as certain other key personnel. If Dr. Goldenberg, Ms. Sullivan or any of our other key personnel were to unexpectedly leave our company, our business and results of operations could be materially and adversely affected. In addition, as our business grows we will need to continue to attract additional management and scientific personnel. Competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and we may not be successful in our recruitment efforts. If we are unable to attract, motivate and retain qualified professionals, our operations could be materially and adversely affected.

Certain potential for conflicts of interest, both real and perceived, exist which could result in expensive and time-consuming litigation.

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the three-month period ended September 30, 2007, we provided CMMI with $29,000 for research activities conducted on our behalf. Further, Dr. Goldenberg's employment agreement with us permits him to devote such time as is necessary to fulfill his duties to CMMI, provided that such duties do not materially interfere with his ability to perform any of his obligations under the employment agreement with us.

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

Given that autoimmune and cancer therapeutics such as the ones we are developing can cost upwards of $20,000 per treatment, even if our product candidates become available for sale it is likely that federal and state governments, insurance companies and other payers of health care costs will try to limit the use of these drugs to certain patients, and may be reluctant to provide a level of reimbursement that permits us to earn a significant profit on our investment, if any.

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

Risks Related to Government Regulation of our Industry

Our industry is subject to intense regulation from the U.S. Government and such other governments and quasi-official regulatory bodies where our products are and product candidates may be sold.

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

As of September 30, 2007, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 11% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

We are exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act.

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

At October 22, 2007, we had 75,062,164 shares of common stock outstanding, 8,299,328 additional shares reserved for the exercise of outstanding options and warrants and 6,305,950 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plan.

ITEM 6.	EXHIBITS

3.1	Second Amended and Restated Bylaws of Immunomedics, Inc., approved August 23, 2007 (incorporated by reference to Exhibit No. 3.1 to the Company’s Current Report on Form 8-K filed August 27, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

November 6, 2007	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2007	By:	/s/ Gerard G. Gorman
Gerard G. Gorman
Senior Vice President, Finance and Business Development, and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Second Amended and Restated Bylaws of Immunomedics, Inc., approved August 23, 2007 (incorporated by reference to Exhibit No. 3.1 to the Company’s Current Report on Form 8-K filed August 27, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.