Form 10-Q
period 2007-12-31
IMMUNOMEDICS INC
filed 2008-02-08
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

The number of shares of the registrant’s common stock outstanding as of February 7, 2008 was 75,107,164.

IMMUNOMEDICS, INC.

		Page No.
PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

	Condensed Consolidated Balance Sheets as of December 31, 2007 (unaudited) and June 30, 2007	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended December 31, 2007 (unaudited) and 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2007 (unaudited) and 2006 (unaudited)	5

	Notes to Unaudited Condensed Consolidated Interim Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

ITEM 4.	CONTROLS AND PROCEDURES	29

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	30

ITEM 1A.	RISK FACTORS	31

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	43

ITEM 6.	EXHIBITS	44

SIGNATURES		45

EXHIBIT INDEX		46

ITEM 1.	FINANCIAL STATEMENTS

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	June 30, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,877,725	$19,088,089
Marketable securities	28,550,000	27,145,320
Accounts receivable, net of allowance for doubtful accounts of $142,000 and $109,000, at December 31 and June 30, 2007, respectively	761,800	708,212
Inventory	608,393	307,909
Other current assets	3,719,538	716,022
Restricted cash and securities-current	637,600	1,275,200

Total current assets	43,155,056	49,240,752
Property and equipment, net of accumulated depreciation of $19,273,575 and $18,455,354, at December 31 and June 30, 2007, respectively	6,611,357	7,307,685
Value of life insurance policies	410,374	3,618,538
Other long-term assets	30,000	31,264

	$50,206,787	$60,198,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current debt	$637,600	$1,275,200
Accounts payable and accrued expenses	5,280,902	5,544,232

Total current liabilities	5,918,502	6,819,432

Deferred compensation	—	1,826,885
Deferred revenues–long term	31,145,385	31,145,385
Minority interest	14,528	76,126
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at December 31, and June 30, 2007	—	—
Common stock, $0.01 par value; authorized 110,000,000 shares; issued and outstanding, 75,107,164 and 75,062,164 shares at December 31, and June 30, 2007, respectively	751,071	750,621
Capital contributed in excess of par	239,357,571	238,808,181
Treasury stock, at cost, 34,725 shares	(458,370)	(458,370)
Accumulated deficit	(226,995,262)	(219,188,818)
Accumulated other comprehensive income	473,362	418,797

Total stockholders’ equity	13,128,372	20,330,411

	$50,206,787	$60,198,239

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
		As Adjusted (Note 3)		As Adjusted (Note 3)
	(unaudited)
Revenues:
Product sales	$876,888	$659,105	$1,578,726	$1,320,708
License fee and other revenues	—	2,672,835	—	5,340,866
Research and development	124,310	67,140	203,857	67,140

Total revenues	1,001,198	3,399,080	1,782,583	6,728,714

Costs and Expenses:
Costs of goods sold	96,079	89,375	242,733	181,105
Research and development	5,019,884	5,280,774	10,260,272	10,354,528
Sales and marketing	208,708	176,245	403,700	324,947
General and administrative	455,861	993,200	877,972	1,720,871

Total costs and expenses	5,780,532	6,539,594	11,784,677	12,581,451

Operating loss	(4,779,334)	(3,140,514)	(10,002,094)	(5,852,737)
Interest and other income	514,248	416,792	1,090,203	887,780
Interest expense	(9,813)	(2,403,909)	(24,940)	(2,630,494)
Minority interest	31,607	23,222	61,598	48,248
Foreign currency transaction gain	19,639	24,140	56,247	27,632

Loss before income tax benefit	(4,223,653)	(5,080,269)	(8,818,986)	(7,519,571)
Income tax benefit	1,019,943	623,162	1,012,542	603,744

Net loss	$(3,203,710)	$(4,457,107)	$(7,806,444)	$(6,915,827)

Per share data (basic and diluted):
Net loss	$(0.04)	$(0.08)	$(0.10)	$(0.12)

Weighted average number of common shares outstanding	75,094,936	57,764,040	75,078,550	57,651,036

Comprehensive loss:
Net loss	$(3,203,710)	$(4,457,107)	$(7,806,444)	$(6,915,827)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	28,198	47,030	49,886	42,649
Unrealized gain (loss) on securities available for sale – net	(3,440)	2,688	4,680	13,250

Other comprehensive income	24,758	49,718	54,566	55,899

Comprehensive loss	$(3,178,952)	$(4,407,389)	$(7,751,878)	$(6,859,928)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2007	2006
		As Adjusted (Note 3)
	(unaudited)
Cash flows from operating activities:
Net loss	$(7,806,444)	$(6,915,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	818,221	805,955
Amortization of deferred revenue	—	(5,334,615)
Non-cash interest charges related to 5% senior convertible notes, net	—	2,569,310
Minority interest	(61,598)	(48,248)
Provision (credit) for allowance for doubtful accounts	32,405	(12,590)
Amortization of premiums of marketable securities	—	13,446
Non-cash expense relating to issuance of stock options	465,640	162,493
Terminations of executive life insurance policies	(1,865,663)	—
Increase in non-current deferred compensation for executive	38,778	46,534
Changes in other operating assets and liabilities	193,705	(1,448,425)
Other	54,565	42,649

Net cash used in operating activities	(8,130,391)	(10,119,318)

Cash flows from investing activities:
Purchases of marketable and restricted securities	(159,000,000)	(109,950,000)
Proceeds from sales and maturities of marketable securities	157,595,320	94,984,389
Purchases of property and equipment	(121,893)	(332,004)

Net cash used in investing activities	(1,526,573)	(15,297,615)

Cash flows from financing activities:
Exercise of stock options	84,200	30,400
Payments of debt	(637,600)	(637,600)

Net cash used in financing activities	(553,400)	(607,200)

Net decrease in cash and cash equivalents	(10,210,364)	(26,024,133)
Cash and cash equivalents, beginning of period	19,088,089	40,877,766

Cash and cash equivalents, end of period	$8,877,725	$14,853,633

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

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

The accompanying unaudited consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2007 has been derived from the Company’s audited 2007 consolidated financial statements. Operating results for the three and six-month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2008, or any other period.

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

As of December 31, 2007, the Company had unrestricted cash, cash equivalents and marketable securities totaling $37,428,000. By entering into the May 9, 2006 Development,

Collaboration and License Agreement, (the “UCB Agreement”) with UCB, S.A. (“UCB”) (see Note 8) and with the receipt of the initial payments related thereto and the sale of securities in May 2007 (see Note 7 in the Annual Report on Form 10-K for the year ended June 30, 2007), the Company has sufficient funds to fund its operations and continue its research and development programs for at least the next twelve months. Cash requirements in fiscal year 2008 are expected to be at a higher level than in fiscal year 2007 due to increased spending for research and development activities and clinical trials for the therapeutic candidates. The research and development activities are expected to expand over time and the Company does not believe it will have adequate cash to develop all of the compounds in its pipeline. As a result, Immunomedics will continue to require additional financial resources in order to continue its research and development programs, clinical trials of product candidates and regulatory filings.

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

2. Summary of Significant Accounting Policies

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. The Company adheres to the same accounting policies in preparation of its interim financial statements.

Inventory

Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. As of December 31, 2007, the inventory balance consisted of finished goods ($112,000) and work in process ($496,000). As of June 30, 2007 the inventory balance consisted of finished goods ($250,000) and work in process ($58,000).

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 as of July 1, 2007, as required, and determined that the adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations. The Company did not recognize interest or penalties related to income taxes during the six-month periods ended December 31, 2007 or 2006 and did not accrue for interest or penalties as of December 31, 2007 or June 30, 2007. The Company does not have an accrual for uncertain tax positions as of December 31, 2007 or June 30, 2007. The U.S. federal statute of limitation remains open for the fiscal years 2004 onward. The Company is not currently under examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return. The Company is not currently under examination for any state income taxes. Income taxes are provided for profitable foreign jurisdictions at the applicable effective tax rate.

Benefits received resulting from the sale of certain of our State of New Jersey NOLs are recognized as a tax benefit when the NOL is approved for sale by the State of New Jersey. During the quarters ended December 31, 2007 and 2006, the Company sold and received benefits of approximately $1,063,000 and $647,000, respectively, as a result of the State of New Jersey NOLs.

Income taxes are provided for profitable foreign jurisdictions at the applicable effective tax rate. During the six-month periods ended December 31, 2007 and 2006, the Company provided income taxes of $50,000 and $43,000, respectively, relating to foreign operations.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the six-month periods ended December 31, 2007 and 2006. The common stock equivalents excluded from the diluted per share calculation are 8,330,328 and 20,005,988 shares at December 31, 2007 and 2006, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss, net unrealized gains or losses on securities available for sale and foreign currency translation adjustments and is presented in the Consolidated Statements of Operations and Comprehensive Loss.

3. Life Insurance

The Company elected to adopt the EITF Issue No. 06-10 (“EITF 06-10”), “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”, during the fourth quarter of fiscal year 2007. EITF 06-10 provides guidance on an employers’ recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into post-retirement periods. In addition, EITF 06-10 also provides guidance on how to record the asset in collateral assignment split-dollar life insurance arrangements.

The election to adopt EITF 06-10 was done retrospectively and therefore the three and six-month periods ended December 31, 2006 have been adjusted to reflect related balances as if the standard had been followed as of the beginning of the period.

With the adoption of EITF 06-10, the terms of life insurance contracts that can be attributable to future benefits should be recorded in the period of the employee’s service in a systematic and rational manner. This liability was recorded so that the aggregate amount accrued is equal to the present value of the benefits that are expected to be provided to the employee and or his beneficiaries in exchange for the employee’s service to that termination date. Based on the previous service of the employee, the future estimated employment period and projected benefit period of the employee subsequent to termination of employment, a liability of approximately $1.2 million had been accrued as of June 30, 2007. The difference between the effective interest expense for this liability and the straight-line interest expense for this accrued liability was not material.

The following schedule summarizes the effect of the retrospective application of EITF 06-10 on the Company’s financial results for the three and six-month periods ended December 31, 2006. The retrospective adoption of EITF 06-10 did not impact the cash flows from operating, investing or financing activities.

Statements of Consolidated Operations:

	For the Three-Month Period Ended December 31, 2006
	Originally	As Adjusted	Effect of Change
Costs and Expenses:
Costs of goods sold	89,375	89,375	—
Research and development	5,280,774	5,280,774	—
Sales and marketing	176,245	176,245	—
General and administrative	1,016,783	993,200	23,583

Total costs and expenses	6,563,177	6,539,594	23,583

Net loss	$(4,480,690)	$(4,457,107)	$23,583

Per Share Data (basic and diluted)	$(0.08)	$(0.08)	$—

	For the Six-Month Period Ended December 31, 2006
	Originally	As Adjusted	Effect of Change
Costs and Expenses:
Costs of goods sold	181,105	181,105	—
Research and development	10,354,528	10,354,528	—
Sales and marketing	324,947	324,947	—
General and administrative	1,768,037	1,720,871	47,166

Total costs and expenses	12,628,617	12,581,451	47,166

Net loss	$(6,962,993)	$(6,915,827)	$47,166

Per Share Data (basic and diluted)	$(0.12)	$(0.12)	$—

The Company recognizes an asset in the financial statements based on the amount that could be realized under the insurance contract as of the date of each balance sheet. For the collateral assignment split-dollar policy, the amount the Company could realize (prior to the negotiated settlement upon early termination) is the lesser of the premiums paid by the Company or the cash surrender value of the policy.

The Company has made premium payments in accordance with the terms of the insurance policy and the agreements. The split-dollar life insurance agreement required that the Company be reimbursed for the total premiums paid by the Company or the cash surrender value of the policy upon realization of the insurance benefits to the employee’s estate, or the realization of the cash surrender value of the policy upon policy termination.

Upon surrender of the insurance policy on December 26, 2007, the Company reclassified the value of the life insurance policy of $2,694,200 from a long-term asset to a current asset. In connection with the termination, the Company eliminated the deferred compensation liability previously recorded by the Company for the present value of the future benefits expected to be provided to the Chairman in exchange for the Chairman’s service to his termination date (approximately $1,249,000). In addition, the Company and Dr. Goldenberg agreed that Dr. Goldenberg will be reimbursed approximately $460,000 for personal income taxes related to the split-dollar life insurance agreement during the period the policy was in effect. This item was reported as a reduction to general and administrative expense for the three-months ended December 31, 2007. At December 31, 2007 the cash surrender value of the policy was $2,875,000, the cumulative premiums paid by the Company was $2,694,200 and the remainder of the cash surrender value ($180,800) is to be paid to the David M. Goldenberg Insurance Trust. With the termination of the split-dollar agreement and the Company’s entrance into Amendment No. 1 to the Amended and Restated Employment Agreement with Dr. Goldenberg on January 31, 2008, the Company is no longer required to maintain any life insurance policies to which Dr. David M. Goldenberg is the beneficiary.

In addition, Dr. Goldenberg and the Company entered into agreements to terminate certain severance payments and assign certain insurance benefits included as part of Dr. Goldenberg’s previous employment agreement. The termination of this arrangement reduced the Company’s deferred compensation accrual and general and administrative expenses by approximately $617,000 for the three-month period ended September 30, 2007. During the three month period ended December 31, 2007, the cash surrender value of this insurance policy ($626,000) was received by the Company.

4. Marketable Securities

Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as a separate component of accumulated other comprehensive loss. Immunomedics considers all of its investments to be available-for-sale. Marketable securities at December 31, 2007 and June 30, 2007 consist of the following ($ in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
December 31, 2007
Auction Rate Securities	$28,550	$—	$—	$28,550

	$28,550	$—	$—	$28,550

June 30, 2007
Agency Bonds	$5,000	$—	$(5)	$4,995
Auction Rate Securities	22,150	—	—	22,150

	$27,150	$—	$(5)	$27,145

5. Stock Incentive Plan

A summary of the 2006 Stock Incentive Plan, as amended, is provided in Note 7 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards that are granted to employees of the Company are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on four years of continuous service and have 7-year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, are vested immediately and have 7-year contractual terms.

The fair value of each option granted during the six-month periods ended December 31, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the following table:

	Six-Month Period Ended December 31,
	2007	2006
Expected dividend yield	0%	0%
Expected option term (years)	5.40	6.25
Expected stock price volatility	93%	94%
Risk-free interest rate	3.70-5.11%	4.60-4.80%

The weighted average fair value at the date of grant for options granted during the six-month periods ended December 31, 2007 and 2006 were $3.03 and $1.51 per share, respectively. The Company uses historical data to estimate forfeitures for employees, executive officers and outside directors within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated based on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the six-month period ended December 31, 2007 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2007	5,272,300	$7.81
Granted	399,333	4.01
Exercised	(45,000)	1.87
Terminated	(9,000)	3.54

Outstanding, December 31, 2007	5,617,633	7.60	5.24	449,006

Exercisable, December 31, 2007	4,525,883	8.59	4.72	414,756

The Company has 1,091,750 non-vested options outstanding as of December 31, 2007. As of December 31, 2007, there was $2,120,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.99 years. The Company recorded $466,000 and $162,000 for stock-based compensation for the six-month periods ended December 31, 2007 and 2006, respectively.

As part of the Stock Incentive Plan, on the date of each annual stockholder meeting, each non-employee Board member who continues to serve as a non-employee Board member shall automatically be granted restricted stock units covering not more than an additional 5,000 shares of common stock provided such individual has served as a non-employee Board member for a period of at least three months. On December 20, 2007, at the Compensation Committee Board Meeting, the Company awarded 26,667 restricted stock units to the non-employee Board members at the market price on that date ($2.38). These restricted stock units will vest over one year.

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics for the six-month periods ended December 31, 2007 and 2006 ($ in thousands):

	Three-Months Ended December 31, 2007
	United States	Europe	Total
Total assets	$47,073	$3,134	$50,207
Property and equipment, net	6,608	3	6,611
Revenues	142	859	1,001
Income (loss) before taxes	(4,436)	212	(4,224)

	Three-Months Ended December 31, 2006
	United States	Europe	Total
Total assets	$41,364	$3,539	$44,903
Property and equipment, net	8,021	1	8,022
Revenues	2,769	630	3,399
Income (loss) before taxes	(5,389)	309	(5,080)

	Six-Months Ended December 31, 2007
	United States	Europe	Total
Revenues	$261	$1,522	$1,783
Income (loss) before taxes	(9,158)	339	(8,819)

	Six-Months Ended December 31, 2006
	United States	Europe	Total
Revenues	$5,461	$1,268	$6,729
Income (loss) before taxes	(8,149)	629	(7,520)

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

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $38,000 and $45,000 for the six-month periods ended December 31, 2007 and 2006, respectively. The Company also provides to CMMI, at no cost, laboratory materials and supplies. The Company incurred legal expenses on behalf of CMMI for patent related matters for the six-month period ended December 31, 2007 of $19,000 as compared to $13,000 for the six-month period ended December 31, 2006. The Company has first rights to license those patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

For each of the six-month periods ended December 31, 2007 and 2006, Dr. Goldenberg received $27,500 in compensation for his services to IBC.

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

As part of the Goldenberg Agreement, Dr. Goldenberg is eligible to receive certain additional incentive compensation during the agreement term as described in the notes to the audited financial statements, including being eligible to receive royalty payments on royalties received by the Company. For each fiscal year, the Company shall pay Dr. Goldenberg a sum equal to a percentage of the annual royalties the Company receives on each of the products for which Dr. Goldenberg is an Inventor, and all products using, related to or derived from products for which Dr. Goldenberg is an Inventor. The percentage of royalties that the Company will pay to Dr. Goldenberg on each patented product will be determined based on the percentage of royalties that the Company must pay to external third parties.

The Company agrees to make a minimum payment of $150,000 to Dr. Goldenberg during each of the fiscal years during the Goldenberg Agreement, ($100,000 minimum payment per year under the previous employment agreement), payable in equal quarterly payments, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. No payments were made for revenue incentive compensation other than the $37,500 and $25,000 minimum quarterly payments made for the six-month periods ended December 31, 2007 and 2006, respectively.

Under the terms of the Goldenberg Agreement, the Company was to continue to pay the premium cost of life insurance policies on the life of Dr. Goldenberg in effect under the previous employment. On September 7, 2007, Dr. Goldenberg and the Company entered into agreements to terminate certain severance payments and assign certain insurance benefits included as part of Dr. Goldenberg’s previous employment agreement. The termination of this arrangement reduced the Company’s deferred compensation accrual and net loss by approximately $617,000 for the three-month period ended September 30, 2007.

Previously, a trust created by Dr. Goldenberg was the beneficiary to a $10.0 million life insurance policy on his life. The policy provided funds, which could have been used to assist Dr. Goldenberg’s estate in settling estate tax obligations and thus potentially reducing the number of shares of the Common Stock the estate may be required to sell over a short period of time to raise funds to satisfy such tax obligations. During what was estimated to be a 15-year period, the Company was obligated to pay $143,000 per year towards premiums in addition to amounts required to be paid by the David M. Goldenberg Insurance Trust. The Company had an interest in this policy equal to the lesser of the cumulative amount of premium payments made by it under the policy. At December 31, 2007 the cash surrender value of the policy was $2,875,000, the cumulative premiums paid by the Company was $2,694,200 and the remainder of the cash surrender value ($180,800) is to be paid to the David M. Goldenberg Insurance Trust.

Upon surrender of the insurance policy in December 26, 2007, the Company eliminated the deferred compensation liability previously recorded by the Company for the present value of the future benefits expected to be provided to the Chairman in exchange for the Chairman’s service to his termination date (approximately $1,249,000). In addition, the Company and Dr. Goldenberg agreed that Dr. Goldenberg will be reimbursed approximately $460,000 for personal income taxes related to the split-dollar life insurance agreement during the period the policy was in effect. These items were reported as a reduction to general and administrative expense for the three-months ended December 31, 2007. With the termination of the split-dollar agreement and the Company’s entrance into Amendment No. 1 to the Goldenberg Agreement dated January 31, 2008, the Company is no longer obligated to maintain any life insurance policies to which Dr. David M. Goldenberg is the beneficiary. The Company also currently maintains $21.0 million of life insurance policies on Dr. Goldenberg for the benefit of the Company.

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

The Company determined that all elements under the UCB Agreement should be accounted for as a single unit of accounting under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In accordance with SAB No. 104 (Topic 13, Revenue Recognition), deferral of revenue is appropriate regarding nonrefundable, upfront fees received in a single unit of accounting arrangements. As the Company has continuing obligations under the UCB Agreement, and as significant development risk remains, the Company recorded the $38 million non-refundable payment as deferred revenue and is amortizing the $38 million payment received over the expected obligation period, which was initially estimated to end in November 2009. Accordingly, the Company recognized $5,334,000 as license fee revenues for the six-month period ended December 31, 2006.

During the 2007 fiscal year, UCB decided to stop further new patient enrollment into the Systemic Lupus Erythematosus (“SLE”) clinical trials designed and initiated by the Company. UCB and its experts in the field of SLE believed that the clinical trial protocols designed and initiated by Immunomedics prior to the UCB Agreement should be revised, including potential changes to patient enrollment criteria as such changes may result in more rapid patient enrollment. UCB therefore decided to establish new protocols under which new clinical trials for the treatment of SLE would be conducted. UCB subsequently terminated the two Phase III SLE clinical trials that had been designed and initiated by Immunomedics, for the treatment of Acute, Severe SLE (“SL0003”) and Active SLE (“SL0004”).

In December 2007, UCB provided an update on the analyses of the recently closed clinical trials for epratuzumab in the treatment of systemic lupus erythematosus (SLE), which suggested a favorable efficacy and tolerability profile. The US open-label extension study for those patients benefiting from treatment during the initial studies is still ongoing. UCB intends to present data from the placebo-controlled studies at leading rheumatology congresses during 2008. The combined data of studies SL0003 and SL0004 reveal evidence of good tolerability and clinical efficacy and no untoward safety signal was detected. UCB has decided to conduct a phase IIb dose ranging study for SLE, which is scheduled to commence during the third quarter of fiscal year 2008.

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

9. Commitments and Contingencies

Employment Contracts

On June 28, 2007, the Amended and Restated Employment Agreement with Dr. Goldenberg was executed for the period through June 30, 2011. As part of this new agreement a $150,000 annual minimum payment beginning in fiscal year 2008 will be paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments. For the year ended June 30, 2006, the Company paid Dr. Goldenberg the minimum required payment of $100,000. On January 31, 2008, the Company and Dr. Goldenberg entered into Amendment No. 1 to the Amended and Restated Employment Agreement pursuant to which the Company is no longer obligated to maintain life insurance policies for the benefit of Dr. Goldenberg and his affiliates.

On December 31, 2006, the Company and Cynthia L. Sullivan entered into a two-year Amended and Restated Employment Agreement pertaining to Ms. Sullivan’s service as the Company’s President and Chief Executive Officer.

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

Legal counsel is taking depositions with regard to these proceedings.

During the 2007 fiscal year, a dispute arose with a vendor regarding the value of services performed on behalf of the Company. The Company is working with the vendor to negotiate a resolution to the matter and has accrued an amount representing the amount that is expected to settle the matter. Negotiations are currently ongoing. The Company does not expect the ultimate resolution will be material to the Company’s financial position, cash flow or results of operations for the full fiscal year.

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

Overview

Immunomedics is a biopharmaceutical company focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes approximately 114 issued patents in the United States, and more than 295 other issued patents worldwide, protects our product candidates and technologies.

We have transitioned our focus away from the development of diagnostic imaging products using antibody fragments labeled with technetium in order to accelerate the development of our therapeutic product candidates, although, LeukoScan® will continue to be manufactured and commercialized by us in territories where regulatory approvals have been granted.

From our inception in 1982 until December 31, 2007, we had an accumulated deficit of approximately $227,000,000 and have never earned a profit. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature or source of which cannot be predicted), our losses will continue as we continue to conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years.

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

Research and Development

As of December 31, 2007, we employed 16 professionals in our research and development departments and 18 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

During the 2007 fiscal year, UCB decided to stop further new patient enrollment into the Systemic Lupus Erythematosus (SLE) clinical trials designed and initiated by us. UCB and its experts in the field of SLE believed that the clinical trial protocols designed and initiated by Immunomedics prior to the UCB Agreement should be revised, including potential changes to patient enrollment criteria as such changes may result in more rapid patient enrollment. UCB therefore decided to establish new protocols under which new clinical trials for the treatment of SLE would be conducted. UCB subsequently terminated the then existing SLE clinical trials that had been designed and initiated by us for the treatment of Acute, Severe SLE (“SL0003”) and Active SLE (“SL0004”).

In December 2007, UCB provided an update on the analyses of the recently closed clinical trials for epratuzumab in the treatment of systemic lupus erythematosus, SLE, which suggested a favorable efficacy and tolerability profile. The US open-label extension study for those patients benefiting from treatment during the initial studies is still ongoing. UCB intends to present data from the placebo-controlled studies at leading rheumatology congresses during 2008. The combined data of studies SL0003 and SL0004 reveal evidence of good tolerability and clinical efficacy and no untoward safety signal was detected. UCB has decided to conduct a phase IIb dose ranging study for SLE, which is scheduled to commence during the third quarter of fiscal year 2008.

As a result of the UCB decision to terminate the SLE trials, we are no longer able to determine when these clinical trials will take place nor can it determine how these decisions will impact its obligation period under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, we ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. We have been advised by UCB that it remains committed to developing epratuzumab for the treatment of SLE. The obligation period estimate will be re-evaluated when UCB makes a determination as to the net SLE clinical trials.

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

Stock-Based Compensation

The Company has a stock incentive plan, the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization. This plan is described more fully in Note 7 to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2007 and Note 5 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 included elsewhere herein.

The grant-date fair value of stock awards is based upon the underlying price of the stock on the date of grant. The grant-date fair value of stock option awards must be determined using an option-pricing model. Option pricing models require the use of estimates and assumptions as to (a) the expected term of the option, (b) the expected volatility of the price of the underlying stock, (c) the risk-free interest rate for the expected term of the option and (d) pre-vesting forfeiture rates. The Company uses the Black-Scholes-Merton option pricing formula for determining the grant-date fair value of such awards.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the six-month periods ended December 31, 2007 and 2006:

	Six Months Ended December 31,
	2007	2006
Expected stock price volatility	93%	94%
Risk free interest rate	3.70-5.11%	4.60-4.80%
Expected life of options (years)	5.40	6.25

Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock-based awards.

Life Insurance Policies

Split-Dollar Policy

We had entered into a collateral assignment split-dollar life insurance arrangement with Dr. Goldenberg and a trust controlled by his family, or the Trust, pursuant to which we agreed to pay a significant portion of the premiums on a whole life insurance policy insuring Dr. Goldenberg and owned by and benefiting the Trust. We would be repaid the lesser of the cumulative premium payments we have made with respect to the policy or the cash surrender value of the policy upon Dr. Goldenberg’s death or the voluntary termination of the arrangement by Dr. Goldenberg out of the policies’ existing surrender value at the time of repayment. In accordance with EITF 06-10, “Accounting for Collateral Assignment Split Dollar Life Insurance”, an employer should recognize a liability for any post employment benefit associated with split-dollar life insurance plans. Since the contractual terms of the arrangement provide that we may not be reimbursed the premiums of the policy upon termination of employment, we accrued a liability for a post employment benefit. The measurement of the related benefit is based on a number of probability-weighted assumptions. The more significant of these assumptions are: (a) the appropriate discount rate to use in computing the present value of the benefit; (b) the expected return on cash surrender values; (c) the estimated retirement date; and (d) the expected period of time after employment and prior to the death benefit. Actual results will likely differ from the assumptions used. Those differences, along with changes that may be made in the assumptions used from period to period, would impact the amounts reported in the financial statements.

We recognize an asset in the financial statements based on the amount that could be realized under the insurance contract as of the date of each balance sheet. The amount we could realize is the lesser of the premiums paid by us or the cash surrender value of the policy.

Upon surrender of the split-dollar life insurance policy on December 26, 2007, we eliminated the deferred compensation liability previously recorded by us for the present value of the future benefits expected to be provided to the Chairman in exchange for the Chairman’s service to his termination date (approximately $1,249,000). In addition, the Company and Dr. Goldenberg agreed that Dr. Goldenberg will be reimbursed approximately $460,000 for personal income taxes related to the split-dollar life insurance agreement during the period the policy was in effect. These items were reported as a reduction to general and administrative expense for the three-months ended December 31, 2007. With the termination of the Split-Dollar Agreement and our entrance into Amendment No. 1 to the Amended and Restated Employment Agreement with Dr. Goldenberg, dated January 31, 2008, we are no longer required to maintain any life insurance policies to which Dr. David M. Goldenberg is the beneficiary.

Upon surrender of the split-dollar life insurance policy, we reclassified to other current assets the cumulative proceeds for premiums previously paid by us for the policy, ($2,694,200). At December 31, 2007 the total cash surrender value of the policy was $2,875,000, with the remainder of the cash surrender value ($180,800) to be paid to the David M. Goldenberg Insurance Trust.

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

Three-Month Period Ended December 31, 2007 Compared to 2006

Revenues

Revenues for the three-month period ended December 31, 2007 were $1,001,000, as compared to $3,399,000 for the same period in 2006, representing a decrease of $2,398,000 or 71%. There were no license fee revenues for the three-month period ended December 31, 2007 as compared to $2,673,000 recorded for the same period in 2006. The current period did not include any amortization of deferred revenues due to the decision by UCB to stop patient enrollment for the SLE clinical trials and seek approval for new clinical trial protocols from regulatory authorities. See Note 8 to our consolidated interim financial statements included in this Quarterly Report on Form 10-Q. Product sales for the three-month period ended December 31, 2007 were $877,000, as compared to $659,000 for the same period in 2006, representing an increase of $218,000 or 33%. This increase resulted from increased sales of LeukoScan in Europe. Research and development revenues for the three-month period ended December 31, 2007 were $124,000 due to the timing of grant programs compared to $67,000 for the same period in 2006.

Costs and Expenses

Total costs and expenses for the three-month period ended December 31, 2007 were $5,781,000, as compared to $6,540,000 for the same period in 2006, representing a decrease of $759,000 or 12%. Research and development expenses for the three-month period ended December 31, 2007 were $5,020,000 as compared to $5,281,000 for the same period in 2006. This decrease in research and development expenses resulted primarily from lower spending for clinical trial expenses, partially offset by higher headcount and related salaries and employee benefits. Cost of goods sold for the three-month period ended December 31, 2007 was $96,000 as compared to $89,000 for the same period in 2006. Sales and marketing expenses for the three-month period ended December 31, 2007 increased $33,000 or 19% from $176,000 to $209,000 for the same period in 2006, primarily as a result of higher salaries and payroll taxes for European employees with the decline of the U.S. Dollar. General and administrative costs decreased to $456,000 or 54% for the three-month period ended December 31, 2007, from $993,000 for the same period of 2006. This reduction was primarily due to the reduction of the deferred compensation accrual of approximately $1,249,000 relating to the termination of the split-dollar life insurance agreement with our Chairman offset in part by an accrual for $460,000 to be paid to our Chairman for reimbursement for his personal income taxes related to the split-dollar life insurance agreement during the period the policy was in effect and approximately $195,000 of higher stock option compensation expense.

Interest and Other Income

Interest and other income for the three-month period ended December 31, 2007 increased to $514,000 compared to $417,000 for the same period in 2006, primarily due to higher levels of cash available for investments, (a result of the sale of shares of common stock in May 2007) and higher rates of return on investments.

Interest Expense

Interest expense for the three-month periods ended December 31, 2007 was approximately $10,000 as compared to interest expense for the three month period ended December 31, 2006 of approximately $2,404,000. The interest expense for the three-month period ended December 31, 2007 decreased due to the conversion of all of the 5% Senior Convertible Notes, due May 2009, 5% Notes, into the Company’s common stock during the 2007 fiscal year. For more information, see Note 12 in our Annual Report on Form 10-K for the year ended June 30, 2007.

Foreign Currency Transaction Gain

Foreign currency transactions amounted to a gain of $20,000 for the three-month period ended December 31, 2007 as compared to a gain of $24,000 for the same period in 2006, primarily as a result of currency fluctuations between the U.S. Dollar and the Euro.

Income Tax Benefit

Income tax benefit was $1,020,000 for the three-month period ended December 31, 2007 as compared to a benefit of $623,000 for the same period in 2006, primarily as a result of a higher sale amount for the Company’s NOLs that was approved by the State of New Jersey.

Operating Results

Net loss for the three-month period ended December 31, 2007 was $3,204,000 or $0.04 per share as compared to $4,457,000 or $0.08 per share, for the same period in 2006. The decrease in the net loss in 2007 as compared to the net loss in the comparable period in 2006 resulted primarily from the reduced interest expense, the benefit from the termination of the split dollar life insurance agreement, the higher benefit from the sale of the tax NOL losses to the State of New Jersey and higher interest income, partially offset by the absence of the amortization of deferred revenue from the UCB Agreement.

Six-Month Period Ended December 31, 2007 Compared to 2006

Revenues

Revenues for the six-month period ended December 31, 2007 were $1,783,000, as compared to $6,729,000 for the same period in 2006, representing a decrease of $4,946,000 or 74%. There were no license fees for the six-month period ended December 31, 2007 as compared to $5,341,000 for the same period in 2006 due to the amortization of deferred revenue as part of the UCB Agreement reported in the previous year. Product sales for the six-month period ended December 31, 2007 were $1,579,000, as compared to $1,321,000 for the same period in 2006, representing an increase of $258,000 or 20% due to increased sales of LeukoScan in Europe over the previous year. Research and development revenues for the six-month period ended December 31, 2007 were $204,000 as compared to $67,000 for the same period of 2006 due to the timing of grant programs.

Costs and Expenses

Total costs and expenses for the six-month period ended December 31, 2007 were $11,785,000, as compared to $12,581,000 for the same period in 2006, representing a decrease of $796,000 or 6%. Research and development expenses for the six-month period ended December 31, 2007 were $10,260,000 as compared to $10,355,000 for the same period in 2006, representing a decrease of $95,000 or 1%. This expense reduction resulted primarily from reduced spending for clinical trials, partially offset by higher headcount and related salaries, employee benefits and higher patent expenses. Cost of goods sold for the six-month period ended December 31, 2007 was $243,000 as compared to $181,000 for the same period in 2006, an increase of $62,000 or 34% which resulted from additional costs incurred for quality control testing related to the change in the manufacturing process and higher testing regarding quality assurance, and higher sales volume. Sales and marketing expenses for the six-month period ended December 31, 2007 increased 24% or $79,000, from $325,000 to $404,000 for the same period in 2006, as a result higher salaries and taxes for European employees with the decline of the U.S. Dollar. General and administrative costs were $878,000 for the six-month period ended December 31, 2007, and $1,721,000 for the same period in 2006, a reduction of $843,000 or 49%. This reduction was primarily due to the termination of certain severance payments and insurance benefits as part of our Chairman’s previous employment agreement ($617,000) and the termination of the split dollar life insurance agreement and related liabilities ($1,249,000). These reductions were partially offset by reimbursement to be paid to our Chairman for his personal income taxes related to the split-dollar life insurance agreement during the period the policy was in effect ($460,000), higher stock option compensation expenses ($303,000) and the impact of recording the cash surrender value of another life insurance policy in the previous year ($405,000), not occurring in the current year.

Interest Income

Interest and other income of $1,090,000 for the six-month period ended December 31, 2007 increased by $202,000 from $888,000 for the same period in 2006, primarily due to higher levels of cash available for investments and higher rates of return, a result of the proceeds from the UCB Agreement.

Interest Expense

Interest expense for the six-month period ended December 31, 2007 decreased $2,605,000 to approximately $25,000, as compared to $2,630,000 for the same period in 2006. The decrease in interest expense was due to the conversion of all of the 5% Senior Convertible Notes due May 2008 into the Company’s common stock during the 2007 fiscal year. For more information, see Note 12 in our Annual Report on Form 10-K for the year ended June 30, 2007.

Foreign Currency Transaction Gains

Foreign currency transactions amounted to a gain of $56,000 for the six-month period ended December 31, 2007 as compared to a gain of $28,000 in 2006 due to currency fluctuations between the U.S. Dollar and the Euro.

Income Tax Benefit

Income tax benefit was $1,012,000 for the six-month period ended December 31, 2007 as compared to a benefit of $604,000 for the same period in 2006, primarily as a result of a higher sale amount for the Company’s NOLs that was approved by the State of New Jersey.

Operating Results

Net loss for the six-month period ended December 31, 2007 was $7,806,000 or $0.10 per share, as compared to $6,916,000, or $0.12 per share, for the same period in 2006. The increase of the net loss was primarily a result of the absence of the amortization of deferred revenue from the UCB Agreement as reported in 2006. This was partially offset by lower interest expense, reduced operating expenses resulting from the termination of certain severance agreements and the termination of the split dollar life insurance agreement with our Chairman, a higher benefit from the sale of tax NOLs by the State of New Jersey and higher interest income.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operations. Net cash used in operating activities for the six-month period ended December 31, 2007 was $8.1 million, compared to $10.1 million for the six month period ended December 31, 2006. The current period’s net loss of $7.8 million was greater than the $6.9 million net loss from the prior year’s period. This decline is primarily due to the absence in the current year of $5.3 million of deferred revenue amortization associated with the UCB Agreement, partially offset by lower interest expense. The reduction of the cash flow used in operations for the six month period ended December 31, 2007 from the previous year was due to the current year’s receipt of $626,000 for the cash surrender value from the termination of an executive insurance policy and for payments of $1.2 million for accrued legal fees to patent counsel made in 2006.

Cash flows from investing. Net cash used in investing activities for the six months ended December 31, 2007 was $1.5 million compared to $15.3 million for the six months ended December 31, 2006. The differences in the investing activities between periods were primarily due to the timing of the maturities of the marketable securities.

Cash flows from financing. Net cash used in financing activities for the six-months ended December 31, 2007 and 2006 were $0.6 million for both periods, relating primarily to the payment of debt.

At December 31, 2007, we had working capital of $37,237,000, representing a decrease of $5,184,000 from $42,421,000 at June 30, 2007. The decrease in working capital is primarily due to the funding for the current year’s operations. At December 31 and June 30, 2007, we had no long-term debt outstanding.

Our cash, cash equivalents and marketable securities amounted to $37,428,000 at December 31, 2007, representing a decrease of $8,805,000 from $46,233,000 at June 30, 2007. The decrease was primarily attributable to our use of cash in operations during the six-month period ended December 31, 2007. We believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. Cash requirements in fiscal year 2008 are expected to be at a higher level than in fiscal year 2007 due to increased spending for research and development activities and clinical trials for our therapeutic product candidates. However, research and development activities are expected to continue to expand over time and we do not believe we will have adequate cash to develop all of our research and development compounds. As a result, we will continue to require additional financial resources in order to continue our research and development programs, clinical trials of product candidates and regulatory filings.

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

Our holdings of financial instruments are comprised primarily of corporate debt securities and municipal bonds. All such instruments are classified as securities available for sale at December 31, 2007. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings also are exposed to the risks of changes in the credit quality of issuers. We typically invest in highly liquid debt instruments with fixed interest rates.

The table below presents the principal amounts of our marketable securities and the related weighted-average interest rates by fiscal year of maturity for our investment portfolio as of December 31, 2007 ($ in thousands):

	FISCAL					Total	Fair Value
	2008	2009	2010	2011	2012
Principal	$28,550	—	—	—	—	$28,550	$28,550
Average interest rate	6.32%	—	—	—	—	6.32%

ITEM 4.	CONTROLS AND PROCEDURES

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

During the 2007 fiscal year, a dispute arose with a vendor regarding the value of services performed on behalf of the Company. The Company is working with the vendor to negotiate a resolution to the matter and has accrued an amount representing the low end of the amount that is expected to settle the matter. Negotiations are currently ongoing. The Company does not expect the ultimate resolution will be material to the Company’s financial position, cash flow or results of operations for the full fiscal year.

There were no other legal proceedings nor any material developments during the quarter ended December 31, 2007 in any of the legal proceedings described in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

We have incurred significant operating losses since our formation in 1982, and have never earned a profit since that time. As of December 31, 2007, we had an accumulated deficit of approximately $227,000,000, including a net loss of $7,806,000 for the six-month period ended December 31, 2007. In May 2006, we entered into an agreement with UCB, granting UCB the exclusive, worldwide license to develop, manufacture, market and sell epratuzumab, our humanized CD22 antibody, for all autoimmune disease indications. As part of this agreement UCB assumed the responsibility for conducting the Phase III SLE clinical trials we had designed and initiated. UCB subsequently decided to terminate these trials and establish new protocols under which new clinical trials for the treatment of SLE would be conducted. As a result of this decision, we are no longer able to determine when these clinical trials will take place or how these decisions will impact our obligation period under the terms of the agreement with UCB. Therefore, we have ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. As of December 31, 2007, the deferred revenue reported on our balance sheet was $31.1 million.

The only significant product sales we have earned to date have come from the limited sales of our two diagnostic imaging products in Europe and, to a lesser degree, the U.S. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic products and focus on our therapeutic pipeline. Consistent with our de-emphasis of our diagnostic products, in March 2006 we ceased the sales and marketing activities for CEA-Scan®. We have never had product sales of any therapeutic product. We expect to continue to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

Clinical trials involve the administration of a product candidate to patients who are already extremely ill, making patient enrollment often difficult and expensive. Moreover, even in ideal circumstances where the patients can be enrolled and then followed for the several months or more required to complete the study, the trials can be suspended, terminated or otherwise fail for any number of reasons, including:

•	later-stage clinical trials may raise safety or efficacy concerns not readily apparent in earlier trials;

•	unforeseen difficulties in manufacturing the product candidate in compliance with all regulatory requirements and in the quantities needed to complete the trial may be cost-prohibitive;

•	while underway, the continuation of clinical trials may be delayed, suspended or terminated due to modifications to the clinical trial’s protocols based on interim results obtained;

•	our collaboration partner may suspend or cease trials in their sole discretion;

•	during the long trial process, alternative therapies may become available which make further development of the product candidate impracticable; and

•	if we are unable to obtain the additional capital we need to fund all of the clinical trials we foresee, we may be forced to cancel or otherwise curtail some important trials.

Any failure or substantial delay in successfully completing clinical trials for our product candidates, particularly the ongoing trials for our most advanced product candidate, epratuzumab, could severely harm our business and results of operations.

Should the clinical development process has been successfully completed, our ability to derive revenues from the sale of therapeutics will depend upon our first obtaining FDA as well as foreign regulatory approvals, all of which are subject to a number of unique risks and uncertainties.

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

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•	$38,000,000 from UCB in May 2006 to license the rights to develop, manufacture and commercialize epratuzumab for the treatment of all autoimmune disease indications;

•	approximately $259,000,000 from the public and private sale of our debt and equity securities through December 31 2007; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

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

We will amortize the $38 million upfront payment received from UCB as revenue over the period of time of our expected obligations in accordance with the terms of our agreement with UCB. During the 2007 fiscal year, UCB decided to stop the SLE clinical trials designed and initiated by us and to establish new protocols for clinical trials for the treatment of SLE, which may generate more rapid patient enrollment. In December 2007, UCB provided an update on the analyses of the recently closed clinical trials for epratuzumab in the treatment of systemic lupus erythematosus, SLE, which suggested a favorable efficacy and tolerability profile. We are unable to determine at this time how these decisions will impact our obligation period under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, we ceased amortizing to revenue the deferred revenue recorded with receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. As of December 31, 2007, the deferred revenue reported on our balance sheet was $31.1 million.

We may not successfully establish and maintain collaborative and licensing arrangements, which could adversely affect our ability to develop and commercialize our product candidates. Our future collaboration partners may not adequately perform their responsibilities under our agreement, which could adversely affect our development and commercialization program.

A key element of our business strategy is to develop, market and commercialize our product candidates through collaborations with more established pharmaceutical companies. We may not be able to maintain or expand these licenses and collaborations or establish additional licensing and collaboration arrangements necessary to develop and commercialize our product candidates. Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our product candidates. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

We expect to rely at least in part on third party collaborators to perform a number of activities relating to the development and commercialization of our product candidates, including the manufacturing of product materials, the design and conduct of clinical trials for our product candidates, and potentially the obtaining of regulatory approvals and marketing and distribution of any successfully developed products. Our collaborative partners may also have or acquire rights to control aspects of our product development and clinical programs. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate. In addition, if any of these collaborative partners withdraw support for our programs or product candidates or otherwise impair their development, our business could be negatively affected. To the extent we undertake any of these activities internally, our expenses may increase.

In addition, our success depends on the performance of our collaborators of their responsibilities under these arrangements. Some potential collaborators may not perform their obligations in a timely fashion or in a manner satisfactory to us. Because such agreements may be exclusive, we may not be able to enter into a collaboration agreement with any other company covering the same product field during the applicable collaborative period. In addition, our collaborators’ competitors may not wish to do business with us at all due to our relationship with our collaborators. If we are unable to enter into additional product discovery and development collaborations, our ability to sustain or expand our business will be significantly diminished.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the six-month period ended December 31, 2007, we provided CMMI with $38,000 for research activities conducted on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have research collaborations with CMMI.

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

From time to time, stock market analysts publish research reports or otherwise comment upon our business and future prospects. Due to a number of factors, we may fail to meet the expectations of securities analysts or investors and our stock price would likely decline as a result. These factors include:

•

announcements by us, our current collaboration partner, any future alliance partners or our competitors of pre-clinical studies and clinical trial results, regulatory developments, technological innovations or new therapeutic products, product sales, new products or product candidates and product development timelines;

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

As of December 31, 2007, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 11% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

We are also subject to Section 203 of the Delaware General Corporation Law, or DGCL, which prohibits us from engaging in a business combination with any “interested” stockholder (as defined in Section 203 of the DGCL) for a period of three years from the date the person became an interested stockholder, unless certain conditions are met.

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

Our annual meeting of stockholders, or the Annual Meeting, was held on December 5, 2007. A quorum of 66,069,588 shares of common stock was represented in person or by proxy out of a total of 75,062,164 shares of common stock issued and outstanding and entitled to vote at the Annual Meeting (88.0%).

The matters that were voted on at the Annual Meeting were:

(A) A proposal to elect the following persons to our Board of Directors to serve until the 2008 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified:

Dr. David M. Goldenberg;

Cynthia L. Sullivan;

Dr. Morton Coleman;

Dr. Marvin E. Jaffe;

Brian A. Markison;

Mary E. Paetzold;

Don C. Stark; and

Dr. Edward T. Wolynic.

(B) A proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2008.

The results of the votes of the Annual Meeting were as follows:

Proposal	For	Against/Withheld
Election of the following persons to our Board of Directors:
Dr. David Goldenberg	54,916,351	11,153,237
Cynthia L. Sullivan	54,702,374	11,367,214
Dr. Morton Coleman	51,503,137	14,566,451
Dr. Marvin E. Jaffe	55,078,766	10,990,822
Brian A. Markison	55,085,927	10,983,661
Mary E. Paetzold	55,095,554	10,974,034
Don C. Stark	55,097,482	10,972,106
Dr. Edward T. Wolynic	55,084,516	10,985,072

	Number of Shares of Common Stock
Proposal	For	Against	Abstain
Ratification of the appointment of Ernst & Young LLP, as our independent registered public accounting firm for the fiscal year ending June 30, 2008	62,881,733	3,073,636	114,218

Accordingly, our stockholders elected Dr. David M. Goldenberg, Cynthia L. Sullivan, Dr. Morton Coleman, Dr. Marvin E. Jaffe, Brian A. Markison, Mary E. Paetzold, Don C. Stark and Dr. Edward T. Wolynic to serve until our 2008 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified. Our stockholders also ratified the appointment of Ernst & Young LLP, as our independent registered public accounting firm for the fiscal year ending June 30, 2008.

ITEM 6.	EXHIBITS

10.1	Agreement to Terminate Split-Dollar Agreement dated December 26, 2007, by and among the Company and the Trustees of the David M. Goldenberg Insurance Trust (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2007).

10.2	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of January 31, 2008 by and between the Company and Dr. David M. Goldenberg (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

February 8, 2008	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer (Principal Executive Officer)

February 8, 2008	By:	/s/ Gerard G. Gorman
Gerard G. Gorman
Senior Vice President, Finance and Business Development, and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Agreement to Terminate Split-Dollar Agreement dated December 26, 2007, by and among the Company and the Trustees of the David M. Goldenberg Insurance Trust (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2007).

10.2	Amendment to Amended and Restated Employment Agreement, dated as of January 31, 2008 by and between the Company and Dr. David M. Goldenberg Trust (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 6, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.