Form 10-Q
period 2008-03-31
IMMUNOMEDICS INC
filed 2008-05-09
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 8, 2008 was 75,107,164.

IMMUNOMEDICS, INC.

		Page No.
PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

	Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and June 30, 2007	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended March 31, 2008 (unaudited) and 2007 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2008 (unaudited) and 2007 (unaudited)	5

	Notes to Unaudited Condensed Consolidated Interim Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30

ITEM 4.	CONTROLS AND PROCEDURES	31

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	32

ITEM 1A.	RISK FACTORS	33

ITEM 6.	EXHIBITS	46

SIGNATURES		47

EXHIBIT INDEX		48

ITEM 1.	FINANCIAL STATEMENTS

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	June 30, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,755,265	$19,088,089
Marketable securities	26,800,000	27,145,320
Accounts receivable, net of allowance for doubtful accounts of $186,000 and $109,000, at March 31, 2008 and June 30, 2007, respectively	932,528	708,212
Inventory	537,232	307,909
Other current assets	695,416	716,022
Restricted cash and securities–current	318,800	1,275,200

Total current assets	36,039,241	49,240,752
Property and equipment, net of accumulated depreciation of $19,654,935 and $18,455,354, at March 31, 2008 and June 30, 2007, respectively	6,263,714	7,307,685
Value of life insurance policies	414,061	3,618,538
Other long-term assets	30,000	31,264

	$42,747,016	$60,198,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current debt	$318,800	$1,275,200
Accounts payable and accrued expenses	6,049,586	5,544,232

Total current liabilities	6,368,386	6,819,432

Deferred compensation	—	1,826,885
Deferred revenues–long term	31,145,385	31,145,385
Minority interest	—	76,126
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2008 and June 30, 2007	—	—
Common stock, $0.01 par value; authorized 110,000,000 shares; issued and outstanding 75,107,164 and 75,062,164 shares at March 31, 2008 and June 30, 2007, respectively	751,071	750,621
Capital contributed in excess of par	239,544,222	238,808,181
Treasury stock, at cost, 34,725 shares	(458,370)	(458,370)
Accumulated deficit	(235,151,079)	(219,188,818)
Accumulated other comprehensive income	547,401	418,797

Total stockholders’ equity	5,233,245	20,330,411

	$42,747,016	$60,198,239

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
		As Adjusted (Note 3)		As Adjusted (Note 3)
	(unaudited)
Revenues:
Product sales	$860,006	$839,438	$2,438,732	$2,160,146
License fee and other revenues	—	32,577	—	5,373,443
Research and development	44,762	67,145	248,619	134,285

Total revenues	904,768	939,160	2,687,351	7,667,874

Costs and Expenses:
Costs of goods sold	93,741	118,243	336,474	299,348
Research and development	6,501,724	4,535,438	16,761,996	14,889,966
Sales and marketing	282,463	214,269	686,163	539,216
General and administrative	921,227	938,109	1,799,199	2,658,980

Total costs expenses	7,799,155	5,806,059	19,583,832	18,387,510

Operating loss	(6,894,387)	(4,866,899)	(16,896,481)	(10,719,636)
Impairment charge on marketable securities	(2,200,000)	—	(2,200,000)	—
Interest and other income	897,171	356,115	1,987,374	1,243,895
Interest expense	(4,248)	(595,534)	(29,188)	(3,226,028)
Minority interest	14,528	30,927	76,126	79,175
Foreign currency transaction gain	32,621	2,490	88,868	30,122

Loss before income tax benefit	(8,154,315)	(5,072,901)	(16,973,301)	(12,592,472)
Income tax (expense) benefit	(1,502)	(44,021)	1,011,040	559,723

Net loss	$8,155,817)	$(5,116,922)	$(15,962,261)	$(12,032,749)

Per share data (basic and diluted):
Net loss	$(0.11)	$(0.08)	$(0.21)	$(0.20)

Weighted average number of common shares outstanding	75,107,164	65,000,333	75,088,019	60,065,038

Comprehensive loss:
Net loss	$(8,155,817)	$(5,116,922)	$(15,962,261)	$(12,032,749)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	74,038	13,131	123,924	55,780
Unrealized gain on securities available for sale–net	—	3,284	4,680	16,534

Other comprehensive income	74,038	16,415	128,604	72,314

Comprehensive loss	$(8,081,779)	$(5,100,507)	$(15,833,657)	$(11,960,435)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2008	2007
		As Adjusted (Note 3)
	(unaudited)
Cash flows from operating activities:
Net loss	$(15,962,261)	$(12,032,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,199,581	1,214,349
Amortization of deferred revenue	—	(5,334,615)
Sales of life insurance policies	3,320,218	—
Impairment charge on marketable securities	2,200,000	—
Terminations of executive life insurance policies	(1,865,663)	—
Non-cash interest charges related to 5% senior convertible notes, net	—	2,621,376
Non-cash expense relating to issuance of stock options	652,291	292,231
Payment of interest expense with common stock	—	757,624
Provision (credit) for allowance for doubtful accounts	77,257	(940)
Amortization of premiums of marketable securities	—	15,745
Minority interest	(76,126)	(79,175)
Increase in non-current deferred compensation for executive	38,778	69,801
Changes in other operating assets and liabilities	836,987	(1,341,450)
Other	128,604	55,780

Net cash used in operating activities	(9,450,334)	(13,762,023)

Cash flows from investing activities:
Purchases of marketable and restricted securities	(259,000,000)	(162,479,960)
Proceeds from sales and maturities of marketable securities	257,145,320	149,050,000
Purchases of property and equipment	(155,610)	(374,250)

Net cash used in investing activities	(2,010,290)	(13,804,210)

Cash flows from financing activities:
Exercise of stock options	84,200	69,951
Payments of debt	(956,400)	(956,400)

Net cash used in financing activities	(872,200)	(886,449)

Net decrease in cash and cash equivalents	(12,332,824)	(28,452,682)
Cash and cash equivalents, beginning of period	19,088,089	40,877,766

Cash and cash equivalents, end of period	$6,755,265	$12,425,084

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

The accompanying unaudited consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2007 has been derived from the Company’s audited fiscal 2007 consolidated financial statements. Operating results for the three and nine-month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2008, or any other period.

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

As of March 31, 2008, the Company had $33.6 million in cash, cash equivalents and marketable securities, excluding restricted securities. The Company’s marketable securities of $26.8 million consist of Auction Rate Securities (ARS). The Company has been offered a line of credit of up to $15.0 million with a financial institution, secured by its marketable securities, and is currently negotiating the specific terms of the agreement. In addition, the Company has accepted a tender offer to convert $6.0 million of the marketable securities at par value plus accrued interest payable to the expected settlement date, May 21, 2008, which the Company expects will reduce the maximum principal amount under the proposed line of credit to $9.0 million. Due to the uncertainties surrounding the Company’s remaining position in the marketable securities balance (as discussed in more detail in Note 4) the Company has recorded an other-than-temporary impairment charge of $2.2 million for the three-month period ended March 31, 2008. Management continues to anticipate that total average monthly cash outflow will be approximately $2,000,000. Therefore, the Company should have sufficient resources to fund its operations and continue its research and development programs for at least the next twelve months.

Cash requirements over the next twelve months are expected to be at a higher level than the previous twelve month period due to expected increased spending for research and development activities and clinical trials for the therapeutic candidates. The research and development activities are expected to expand over time and the Company does not believe it will have adequate cash to develop all of the compounds in its pipeline. As a result, Immunomedics will continue to selectively target specific programs to move forward and require additional financial resources in order to continue its research and development programs, clinical trials of product candidates and regulatory filings.

Since its inception in 1982, Immunomedics’ principal source of funds has been the private and public sale of debt and equity securities and, to a lesser extent, revenues from licensing. There can be no assurance that the Company will be able to raise the additional capital it will need on commercially acceptable terms, if at all. If the Company is unable to raise capital on acceptable terms, its ability to continue its business will be materially and adversely affected.

2.	Summary of Significant Accounting Policies

These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. The Company adheres to the same accounting policies in preparation of its interim financial statements.

Inventory

Inventory is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. As of March 31, 2008, the inventory balance consisted of finished goods ($537,000). As of June 30, 2007 the inventory balance consisted of finished goods ($250,000) and work in process ($58,000).

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 as of July 1, 2007, as required, and determined that the adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations. The Company did not recognize interest or penalties related to income taxes during the nine-month periods ended March 31, 2008 or 2007 and did not accrue for interest or penalties as of March 31, 2008 or June 30, 2007. The Company does not have an accrual for uncertain tax positions as of March 31, 2008 or June 30, 2007. The U.S. federal statute of limitation remains open for the fiscal years 2004 onward. The Company is not currently under examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return. The Company is not currently under examination for any state income taxes. Income taxes are provided for profitable foreign jurisdictions at the applicable effective tax rate.

Benefits received resulting from the sale of certain of our State of New Jersey NOLs are recognized as a tax benefit when the NOL is approved for sale by the State of New Jersey. During the nine-month periods ended March 31, 2008 and 2007, the Company sold and received benefits of approximately $1,063,000 and $647,000, respectively, as a result of the State of New Jersey NOLs.

Income taxes are provided for profitable foreign jurisdictions at the applicable effective tax rate. During the nine-month periods ended March 31, 2008 and 2007, the Company provided income taxes of $52,000 and $87,000, respectively, relating to foreign operations.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the nine-month periods ended March 31, 2008 and 2007. The common stock equivalents excluded from the diluted per share calculation are 8,275,000 and 8,690,000 shares at March 31, 2008 and 2007, respectively.

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

The election to adopt EITF 06-10 was done retrospectively and therefore the three and nine-month periods ended March 31, 2007 have been adjusted to reflect related balances as if the standard had been followed as of the beginning of the period.

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

The Company recognizes an asset in the financial statements based on the amount that could be realized under the insurance contract as of the date of each balance sheet. For the collateral assignment split dollar policy, the amount the Company could realize (prior to the negotiated settlement upon early termination) is the lesser of the premiums paid by the Company or the cash surrender value of the policy.

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

Upon surrender of the insurance policy on December 26, 2007, the Company reclassified the value of the life insurance policy of $2,694,200 from a long-term asset to a current asset. In connection with the termination, the Company eliminated the deferred compensation liability previously recorded by the Company for the present value of the future benefits expected to be provided to the Chairman in exchange for the Chairman’s service to his termination date (approximately $1,249,000). In addition, the Company and Dr. Goldenberg agreed that Dr. Goldenberg will be reimbursed approximately $460,000 for personal income taxes related to the split-dollar life insurance agreement during the period the policy was in effect. This item was reported as a reduction to general and administrative expense for the three-months ended December 31, 2007. In January 2008, the cash surrender value proceeds of the policy was received ($2,694,200), with the remainder of the cash surrender value ($180,800) paid to the David M. Goldenberg Insurance Trust. With the termination of the split-dollar agreement and the Company’s execution of Amendment No. 1 to the Amended and Restated Employment Agreement with Dr. Goldenberg on January 31, 2008, the Company is no longer required to maintain any life insurance policies to which Dr. David M. Goldenberg is the beneficiary.

In addition, Dr. Goldenberg and the Company entered into agreements to terminate certain severance payments and assign certain insurance benefits included as part of Dr. Goldenberg’s previous employment agreement. The termination of this arrangement reduced the Company’s deferred compensation accrual and general and administrative expenses by approximately $617,000 for the three-month period ended September 30, 2007. During the three month period ended December 31, 2007, the cash surrender value of this insurance policy ($626,000) was received by the Company. During the three month period ended March 31, 2008 the Company sold three executive life insurance policies which were no longer deemed to be necessary, resulting in $468,000 of other income.

The following schedule summarizes the effect of the retrospective application of EITF 06-10 on the Company’s financial results for the three and nine-month periods ended March 31, 2007. The retrospective adoption of EITF 06-10 did not impact the cash flows from operating, investing or financing activities.

Statements of Consolidated Operations:

	For the Three-Month Period Ended March 31, 2007
	Originally	As Adjusted	Effect of Change
Costs and Expenses:
Costs of goods sold	$118,243	$118,243	$—
Research and development	4,535,438	4,535,438	—
Sales and marketing	214,269	214,269	—
General and administrative	961,692	938,109	23,583

Total costs and expenses	5,829,642	5,806,059	23,583

Net loss	$(5,140,505)	$(5,116,922)	$23,583

Per Share Data (basic and diluted)	$(0.08)	$(0.08)	$—

	For the Nine-Month Period Ended March 31, 2007
	Originally	As Adjusted	Effect of Change
Costs and Expenses:
Costs of goods sold	$299,348	$299,348	$—
Research and development	14,889,966	14,889,966	—
Sales and marketing	539,216	539,216	—
General and administrative	2,729,729	2,658,980	70,749

Total costs and expenses	18,458,259	18,387,510	70,749

Net loss	$(12,103,498)	$(12,032,749)	$70,749

Per Share Data (basic and diluted)	$(0.20)	$(0.20)	$—

4.	Marketable Securities

Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as a separate component of accumulated other comprehensive loss. Immunomedics considers all of its investments to be available-for-sale. Marketable securities at March 31, 2008 and June 30, 2007 consist of the following ($ in thousands):

	Amortized Cost	Gross Unrealized Gain (Loss)	Gross Realized Gain (Loss)	Estimated Fair Value
March 31, 2008
Auction Rate Securities	$29,000	$—	$(2,200)	$26,800

	$29,000	$—	$(2,200)	$26,800

June 30, 2007
Agency Bonds	$5,000	$(5)	$—	$4,995
Auction Rate Securities	22,150	—	—	22,150

	$27,150	$(5)	$—	$27,145

ARS are debt instruments that represent investments in pools of assets. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. ARS have long-term scheduled maturities, but have interest rates that are typically reset at pre-determined intervals, (every 28 days for the securities purchased by the Company), at which time the securities can typically be purchased or sold, creating a liquid market. When there is an active market for such investments, the rate reset for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. The Company does not intend to hold these securities to maturity, but rather to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity.

Due to the Company’s working capital requirements over the next twelve months, these securities are classified as short-term investments in current assets on the Company’s consolidated balance sheet. The ARS held are all AAA rated collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by insurance companies. To date, the Company has collected all interest payable on all of the ARS when due and expects to continue to do so in the future.

As of March 31, 2008, the Company holds eight auction rate securities that have a total par value of $29.0 million. Until February 2008, the auction rate securities market was highly liquid. During the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. The recent uncertainties in the credit markets have affected the Company’s holdings in ARS investments as the auctions for these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.

The Company reviews for impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. This treatment is appropriate when a loss in an investment is determined to be temporary in nature and the Company has the intent and ability to hold the investment until a recovery in market value takes place. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income (loss) for the applicable accounting period. The Company determined that the entire impairment related to its ARS was other than temporary and recorded an impairment charge in other income (expense) on its consolidated statements of operations. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

As a result of the Company’s assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, the Company determined that the estimated fair value no longer approximates par value, although the Company continues to earn interest on the current auction rate security investments at the maximum contractual rate. Accordingly, the Company recorded an other than temporary impairment charge of $2.2 million to reduce the value of the ARS to their estimated fair value of $26.8 million. The Company estimated the fair value of these auction rate securities using a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2008. The significant assumptions used in preparing the discounted cash flow model include (i) estimates for the investment’s contractual bond coupon rates, (ii) the market yield interest rates and (iii) the effective maturity period (which is the period the auctions are expected to resume its normal function). If the Company’s estimates regarding the fair value of these securities are inaccurate, a future other-than-temporary impairment charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and as such the Company may be required to record additional unrealized losses for impairment if the Company determines there are further declines in fair value.

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

The fair value of each option granted during the nine-month periods ended March 31, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the following table:

	Nine-Month Period Ended March 31,
	2008	2007
Expected dividend yield	0%	0%
Expected option term (years)	5.40	6.25
Expected stock price volatility	93%	94%
Risk-free interest rate	2.88-5.11%	4.50-4.80%

The weighted average fair value at the date of grant for options granted during the nine-month periods ended March 31, 2008 and 2007 were $2.96 and $2.09 per share, respectively. The Company uses historical data to estimate forfeitures for employees, executive officers and outside directors within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated based on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the nine-month period ended March 31, 2008 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2007	5,272,300	$7.82
Granted	422,833	3.92
Exercised	(45,000)	1.87
Terminated	(88,125)	9.64

Outstanding, March 31, 2008	5,562,008	7.54	5.01	$993,139

Exercisable, March 31, 2008	4,454,633	8.56	4.47	$829,194

The Company has 1,107,375 non-vested options outstanding as of March 31, 2008. As of March 31, 2008, there was $1,963,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.79 years. The Company recorded $652,000 and $292,000 for stock-based compensation for the nine-month periods ended March 31, 2008 and 2007, respectively.

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics for the nine-month periods ended March 31, 2008 and 2007 ($ in thousands):

	Three-Months Ended March 31, 2008
	United States	Europe	Total
Total assets	$39,017	$3,730	$42,747
Property and equipment, net	6,261	3	6,264
Revenues	68	837	905
Income (loss) before taxes	(8,315)	161	(8,154)

	Three-Months Ended March 31, 2007
	United States	Europe	Total
Total assets	$36,434	$3,070	$39,504
Property and equipment, net	7,655	1	7,656
Revenues	156	783	939
Income (loss) before taxes	(5,183)	110	(5,073)

	Nine-Months Ended March 31, 2008
	United States	Europe	Total
Revenues	$328	$2,359	$2,687
Income (loss) before taxes	(17,474)	501	(16,973)

	Nine-Months Ended March 31, 2007
	United States	Europe	Total
Revenues	$5,617	$2,051	$7,668
Income (loss) before taxes	(12,865)	273	(12,592)

7.	Related Party Transactions

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

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately

$67,000 and $80,000 for the nine-month periods ended March 31, 2008 and 2007, respectively. The Company also provides to CMMI, at no cost, laboratory materials and supplies. The Company incurred legal expenses on behalf of CMMI for patent related matters for the nine-month period ended March 31, 2008 of $32,000 as compared to $34,000 for the nine-month period ended March 31, 2007. The Company has first rights to license those patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

For each of the nine-month periods ended March 31, 2008 and 2007, Dr. Goldenberg received $41,250 in compensation for his services to IBC.

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

The Company has agreed to make a minimum payment of $150,000 to Dr. Goldenberg during each of the fiscal years during the Goldenberg Agreement, ($100,000 minimum payment per year under the previous employment agreement), payable in equal quarterly payments, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. No payments were made for revenue incentive compensation other than the $37,500 and $25,000 minimum quarterly payments made for the nine-month periods ended March 31, 2008 and 2007, respectively.

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

Previously, a trust created by Dr. Goldenberg was the beneficiary to a $10.0 million life insurance policy on his life. The policy provided funds, which could have been used to assist Dr. Goldenberg’s estate in settling estate tax obligations and thus potentially reducing the number of shares of the Common Stock the estate may be required to sell over a short period of time to raise funds to satisfy such tax obligations. During what was estimated to be a 15-year period, the Company was obligated to pay $143,000 per year towards premiums in addition to amounts required to be paid by the David M. Goldenberg Insurance Trust. The Company had an interest in this policy equal to the lesser of the cumulative amount of premium payments made by it under the policy. In January 2008, the Company received $2,694,200 from the David M Goldenberg Insurance Trust for the cumulative premiums previously paid by the Company, with the remainder of the cash surrender value ($180,800) paid to the David M. Goldenberg Insurance Trust.

Upon surrender of the insurance policy on December 26, 2007, the Company eliminated the deferred compensation liability previously recorded by the Company for the present value of the future benefits expected to be provided to the Chairman in exchange for the Chairman’s service to his termination date (approximately $1,249,000). In addition, the Company and Dr. Goldenberg agreed that Dr. Goldenberg will be reimbursed approximately $460,000 for personal income taxes related to the split-dollar life insurance agreement during the period the policy was in effect. These items were reported as a reduction to general and administrative expense for the three-months ended December 31, 2007. With the termination of the split-dollar agreement and the Company’s entrance into Amendment No. 1 to the Goldenberg Agreement dated January 31, 2008, the Company is no longer obligated to maintain any life insurance policies to which Dr. David M. Goldenberg is the beneficiary. The Company currently maintains $21.0 million of life insurance policies on Dr. Goldenberg for the benefit of the Company.

8.	License Agreement

On May 9, 2006, the Company entered into an agreement with UCB, S.A. (“the UCB Agreement”) providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab for the treatment of all autoimmune disease indications. Under the terms of the UCB Agreement, the Company retains the rights to develop epratuzumab in the field of oncology, and UCB has an option to acquire development and commercialization rights to epratuzumab with respect to cancer indications at anytime prior to the first commercial sales thereof. Under the terms of the UCB Agreement, the Company received from UCB a non-refundable cash payment totaling $38 million (which includes a $25 million upfront payment, plus a $13 million reimbursement for development costs of epratuzumab related to our clinical development of epratuzumab in patients with certain autoimmune conditions prior to the date of the UCB Agreement). For a description of this agreement and related transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and the notes to the audited consolidated financial statements contained therein.

The Company determined that all elements under the UCB Agreement should be accounted for as a single unit of accounting under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In accordance with SAB No. 104 (Topic 13, Revenue Recognition ), deferral of revenue is appropriate regarding nonrefundable, upfront fees received in a single unit of accounting arrangements. As the Company has continuing obligations under the UCB Agreement, and as significant development risk remains, the Company recorded the $38 million non-refundable payment as deferred revenue and is amortizing the $38 million payment received over the expected obligation period, which was initially estimated to end in November 2009.

During the three-month period ended March 31, 2007 UCB decided to stop further new patient enrollment into the Systemic Lupus Erythematosus (“SLE”) clinical trials designed and initiated by the Company. UCB and its experts in the field of SLE believed that the clinical trial protocols designed and initiated by Immunomedics prior to the UCB Agreement should be revised, including potential changes to patient enrollment criteria as such changes may result in more rapid patient enrollment. UCB therefore decided to establish new protocols under which new clinical trials for the treatment of SLE would be conducted and subsequently terminated the two Phase III SLE clinical trials that had been designed and initiated by Immunomedics, for the treatment of Acute, Severe SLE (“SL0003”) and Active SLE (“SL0004”).

During the three-month period ended March 31, 2008, UCB initiated a Phase IIb dose ranging study in patients with SLE. Data from this clinical trial is expected to be available by the second quarter of the 2010 fiscal year. The size and scope of the Phase III trials will be determined in part based on the results obtained from the Phase IIb study.

As a result of the UCB decision to terminate the two Phase III SLE trials initiated by Immunomedics, the Company is no longer able to determine how these decisions will impact its obligation period under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, the Company ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. The Company has been advised by UCB that it remains committed to developing epratuzumab for the treatment of SLE. The remaining balance of $31,145,000 is recorded as deferred revenue in the accompanying consolidated balance sheet until such time that the Company is able to reasonably estimate its obligation period.

9.	Commitments and Contingencies

Employment Contracts

On June 28, 2007, the Amended and Restated Employment Agreement with Dr. Goldenberg was executed for the period through June 30, 2011. As part of this new agreement a $150,000 annual minimum payment beginning in fiscal year 2008 will be paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments. For the year ended June 30, 2007, the Company paid Dr. Goldenberg the minimum required payment of $100,000. On January 31, 2008, the Company and Dr. Goldenberg entered into Amendment No. 1 to the Amended and Restated Employment Agreement pursuant to which the Company is no longer obligated to maintain life insurance policies for the benefit of Dr. Goldenberg and his affiliates.

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

Legal counsel is taking depositions with regard to these proceedings. The Company is unable to reasonably determine the outcome of this litigation at this time.

During the 2007 fiscal year, a dispute arose with a vendor regarding the value of services performed on behalf of the Company. The Company continues to work with the vendor to negotiate a resolution to the matter and has accrued an amount representing the amount that is expected to settle the matter. Negotiations are currently ongoing. The Company does not expect the ultimate resolution will be material to the Company’s consolidated financial position, cash flow or results of operations for the full fiscal year.

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

Overview

Immunomedics is a biopharmaceutical company focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes approximately 116 issued patents in the United States, and more than 295 other issued patents worldwide, protects our product candidates and technologies.

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

Research and Development

As of March 31, 2008, we employed 17 professionals in our research and development departments and 18 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

During the three-month period ended March 31,2007 UCB decided to stop further new patient enrollment into the Systemic Lupus Erythematosus, or SLE, clinical trials designed and initiated by us. UCB and its experts in the field of SLE believed that the clinical trial protocols designed and initiated by Immunomedics prior to the UCB Agreement should be revised, including potential changes to patient enrollment criteria as such changes may result in more rapid patient enrollment. UCB therefore decided to establish new protocols under which new clinical trials for the treatment of SLE would be conducted and subsequently terminated the then existing SLE clinical trials that had been designed and initiated by us for the treatment of Acute, Severe SLE, or SL0003 and Active SLE, or SL0004.

During the three-month period ended March 31, 2008 UCB started the Phase IIb dose ranging study for Systemic Lupus Erythematosus, or SLE. Data from this clinical trial is expected to be available by the second quarter of the 2010 fiscal year. The size and scope of the Phase III trials will be determined in part based on the results obtained from the Phase IIb study.

As a result of the UCB decision to terminate the two Phase III SLE trials, initiated by us, we are no longer able to determine how these decisions will impact our obligation period under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, we ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. We have been advised by UCB that it remains committed to developing epratuzumab for the treatment of SLE. The obligation period estimate will be re-evaluated when UCB makes a determination as to the next Phase III SLE clinical trials.

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

Marketable Securities

We hold a number of interest bearing auction rate securities, or ARS, that represent investments in pools of assets. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. ARS have long-term scheduled maturities, but have interest rates that are typically reset at pre-determined intervals, (every 28 days for the securities purchased by us), at which time the securities can typically be purchased or sold, creating a liquid market. Due to an active secondary market for such investments, the rate reset for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. We do not intend to hold these securities to maturity, but rather to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity.

Due to our working capital requirements over the next twelve months, these securities are classified as short-term investments in current assets on the Company’s consolidated balance sheet. The ARS held are all AAA rated collateralized by student loans, guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by insurance companies. To date the Company has collected all interest payable on all ARS when due and expects to continue to do so in the future.

As of March 31, 2008, we held auction rate securities with a par value of $29.0 million, and these securities are classified as short-term investments on the consolidated balance sheet. We currently hold eight auction rate securities that total the par value of $29.0 million. Until February 2008, the auction rate securities market was highly liquid. During the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. The recent uncertainties in the credit markets have affected our holdings in ARS investments as the auctions for these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.

We review ARS for impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. This treatment is appropriate when a loss in an investment is determined to be temporary in nature and a company has the ability to hold the investment until a recovery in market value takes place. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income (loss) for the applicable accounting period. In evaluating the impairment of any individual ARS, we classified such impairments as an other than temporary impairment. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

As a result of our assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, we determined that the estimated fair value no longer approximates par value, although we continue to earn interest on the current auction rate security investments at the maximum contractual rate. Accordingly, we have recorded an other than temporary impairment charge of $2.2 million to reduce the value of the ARS to their estimated fair value of $26.8 million. We estimated the fair value of these ARS using a discounted cash flow model to determine the estimated fair value of our investment in ARS as of March 31, 2008. The significant assumptions used in preparing the discounted cash flow model include (i) estimates for the investment’s contractual bond coupon rates, (ii) the market yield interest rates and (iii) the effective maturity period (which is the period the auctions are expected to resume its normal function). If our estimates regarding the fair value of these securities are inaccurate, a future other-than-temporary impairment charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and as such we may be required to record additional unrealized losses for impairment if we determine there are further declines in fair value.

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

Stock-Based Compensation

The Company has a stock incentive plan, the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization. This plan is described more fully in Note 7 to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2007 and Note 5 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the nine-month periods ended March 31, 2008 and 2007:

	Nine-Months Ended March 31,
	2008	2007
Expected stock price volatility	93%	94%
Risk free interest rate	2.88 - 5.11%	4.60 - 4.80%
Expected life of options (years)	5.40	6.25

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

Three-Month Period Ended March 31, 2008 Compared to 2007

Revenues

Revenues for the three-month period ended March 31, 2008 were $905,000, as compared to $939,000 for the same period in 2007, representing a decrease of $34,000 or 4%. Product sales for the three-month period ended March 31, 2008 were $860,000, as compared to $839,000 for the same period in 2007, representing an increase of $21,000 or 3%. Research and development revenues for the three-month period ended March 31, 2008 were $45,000 as compared to $67,000 for the same period of 2007 due to the timing of grant programs.

Costs and Expenses

Total costs and expenses for the three-month period ended March 31, 2008 were $7,799,000, as compared to $5,806,000 for the same period in 2007, representing an increase of $1,993,000 or 34%. Research and development expenses for the three-month period ended March 31, 2008 were $6,502,000 as compared to $4,535,000 for the same period in 2007, an increase of 43%. This increase in research and development expenses resulted primarily from increased spending resulting from higher headcount and related salaries and employee benefits and increased patent expenses. Cost of goods sold for the three-month period ended March 31, 2008 was $94,000 as compared to $118,000 for the same period in 2007, a decrease of $24,000 or 20%. This decrease was the result of sales mix and currency. Sales and marketing expenses for the three-month period ended March 31, 2008 increased $68,000 or 32% from $214,000 to $282,000 for the same period in 2007, primarily as a result of higher salaries and payroll taxes for European employees with the decline of the U.S. Dollar. General and administrative costs decreased to $921,000 or 2% for the three-month period ended March 31, 2008, from $938,000 for the same period of 2007.

Impairment Charge on Marketable Securities

A charge of $2,200,000 was reported for the three-month period ended March 31, 2008 for an other than temporary impairment charge on marketable securities associated with our investments in auction rate securities. See discussion in Note 4 to the consolidated financial statements for more information on our investments in auction rate securities and this other than temporary impairment charge.

Interest and Other Income

Interest and other income for the three-month period ended March 31, 2008 increased to $897,000 compared to $356,000 for the same period in 2007, primarily due to higher levels of cash available for investments, (a result of the sale of shares of common stock in May 2007) and higher rates of return on investments and $468,000 from the proceeds of the sales of three executive insurance contracts which were no longer deemed to be necessary.

Interest Expense

Interest expense for the three-month periods ended March 31, 2008 was approximately $4,000 as compared to interest expense for the three month period ended March 31, 2007 of approximately $596,000. The interest expense for the three-month period ended March 31, 2008 decreased due to the conversion of all of the 5% Senior Convertible Notes, due May 2009, or the 5% Notes, into the Company’s common stock during the 2007 fiscal year. For more information, see Note 12 in our Annual Report on Form 10-K for the year ended June 30, 2007.

Foreign Currency Transaction Gain

Foreign currency transactions amounted to a gain of $33,000 for the three-month period ended March 31, 2008 as compared to a gain of $2,000 for the same period in 2007, primarily as a result of currency fluctuations between the U.S. Dollar and the Euro.

Operating Results

Net loss for the three-month period ended March 31, 2008 was $8,156,000 or $0.11 per share as compared to $5,117,000 or $0.08 per share, for the same period in 2007. The increase in the net loss in 2008 as compared to the net loss in the comparable period in 2007 resulted primarily from the $2,200,000 impairment charge on marketable securities and increased research and development spending, partially offset by reduced interest expense and the sales of executive insurance contracts.

Nine -Month Period Ended March 31, 2008 Compared to 2007

Revenues

Revenues for the nine-month period ended March 31, 2008 were $2,687,000, as compared to $7,668,000 for the same period in 2007, representing a decrease of $4,981,000 or 65%. There were no license fee and other revenue for the nine-month period ended March 31, 2008 compared to $5,373,000 for the same period in 2007. The current period did not include any amortization of deferred revenues due to the decision by UCB in February 2007 to stop patient enrollment into the SLE clinical trials, whereas the previous year included $5,373,000 for this amortization. See Note 8 to our consolidated interim financial statements included in this Quarterly Report on Form 10-Q. Product sales for the nine-month period ended March 31, 2008 were $2,439,000, as compared to $2,160,000 for the same period in 2007, representing an increase of $279,000 or 13% due to increased sales of LeukoScan in Europe over the previous year. Research and development revenues for the nine-month period ended March 31, 2008 were $249,000 as compared to $134,000 for the same period of 2007 due to the timing of grant programs.

Costs and Expenses

Total costs and expenses for the nine-month period ended March 31, 2008 were $19,584,000, as compared to $18,388,000 for the same period in 2007, representing an increase of $1,196,000 or 7%. Research and development expenses for the nine-month period ended March 31, 2008 were $16,762,000 as compared to $14,890,000 for the same period in 2007, representing an increase of $1,872,000 or 13%. This expense increase resulted primarily from increased spending resulting from higher headcount and related salaries, employee benefits and higher patent expenses. Cost of goods sold for the nine-month period ended March 31, 2008 was $336,000 as compared to $299,000 for the same period in 2007, an increase of $37,000 or 12% which resulted from additional costs incurred for quality control testing related to the change in the manufacturing process and higher testing regarding quality assurance, and higher sales volume. Sales and marketing expenses for the nine-month period ended March 31, 2008 increased 27% or $147,000, to $686,000 from $539,000 for the same period in 2007, as a result higher salaries and taxes for European employees with the decline of the U.S. Dollar. General and administrative costs were $1,799,000 for the nine-month period ended March 31, 2008, and $2,659,000 for the same period in 2007, a reduction of $860,000 or 32%. This reduction was primarily due to the termination of certain severance payments and insurance benefits as part of our Chairman’s previous employment agreement ($617,000) and the termination of the split dollar life insurance agreement and related liabilities ($1,249,000). These reductions were partially offset by reimbursement paid to our Chairman for his personal income taxes related to the split-dollar life insurance agreement during the period the policy was in effect ($460,000), higher stock option compensation expenses ($360,000) and the impact of recording the cash surrender value of another life insurance policy in the previous year ($405,000), not occurring in the current year.

Impairment Charge on Marketable Securities

A charge of $2,200,000 was reported for the nine-month period ended March 31, 2008 for an other than temporary impairment charge on marketable securities associated with our investments in auction rate securities. See discussion in Note 4 to the consolidated financial statements for more information on our investments in auction rate securities and this other than temporary impairment charge.

Interest and Other Income

Interest and other income of $1,987,000 for the nine-month period ended March 31, 2008 increased by $743,000 from $1,244,000 for the same period in 2007, primarily due to the sale of three executive insurance contracts which were no longer deemed to be necessary (resulting in $468,000 of other income), and higher levels of cash available for investments, (a result of the proceeds from the UCB Agreement) and higher rates of return.

Interest Expense

Interest expense for the nine-month period ended March 31, 2008 decreased $3,197,000 to approximately $29,000, as compared to $3,226,000 for the same period in 2007. The decrease in interest expense was due to the conversion of all of the 5% Senior Convertible Notes due May 2008 into the Company’s common stock during the 2007 fiscal year. For more information, see Note 12 in our Annual Report on Form 10-K for the year ended June 30, 2007.

Foreign Currency Transaction Gains

Foreign currency transactions amounted to a gain of $89,000 for the nine-month period ended March 31, 2008 as compared to a gain of $30,000 in 2007 due to currency fluctuations between the U.S. Dollar and the Euro.

Income Tax Benefit

Income tax benefit was $1,011,000 for the nine-month period ended March 31, 2008 as compared to a benefit of $560,000 for the same period in 2007, primarily as a result of a higher sale amount for the Company’s NOLs that was approved by the State of New Jersey.

Operating Results

Net loss for the nine-month period ended March 31, 2008 was $15,963,000 or $0.21 per share, as compared to $12,033,000, or $0.20 per share, for the same period in 2007. The increase of the net loss was primarily a result of the absence of the amortization of deferred revenue from the UCB Agreement as reported in 2006, the $2,200,000 impairment charge on marketable securities and increased spending for research and development. This was partially offset by lower interest expense, reduced operating expenses resulting from the termination of certain severance agreements and the termination of the split dollar life insurance agreement with our Chairman, a higher benefit from the sale of tax NOLs by the State of New Jersey and higher interest income.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operations. Net cash used in operating activities for the nine-month period ended March 31, 2008 was $9.5 million, compared to $13.7 million for the nine month period ended March 31, 2007. The reduction of the cash flow used in operations for the nine month period ended March 31, 2008 from the previous year was due to the current year’s receipt of $3.3 million for the cash surrender value from the termination of an executive insurance policy and for payments of $1.2 million for accrued legal fees to patent counsel made in 2007.

Cash flows from investing. Net cash used in investing activities for the nine-months ended March 31, 2008 was $2.0 million compared to $13.8 million for the nine months ended March 31, 2007. The differences in the investing activities between periods were primarily due to the timing of the maturities of the marketable securities.

Cash flows from financing. Net cash used in financing activities for the nine-months ended March 31, 2008 and 2007 were $0.9 million for both periods, relating primarily to the payment of debt.

Working Capital and Cash Requirements

At March 31, 2008, we had working capital of $29,671,000, representing a decrease of $12,750,000 from $42,421,000 at June 30, 2007. The decrease in working capital is primarily due to the funding for the current year’s operations. At March 31, 2008 and June 30, 2007, we had no long-term debt outstanding.

Our cash and cash equivalents of $6,755,000 and marketable securities of $26,800,000 totaled $33,555,000 at March 31, 2008, representing a decrease of $12,678,000 from $46,233,000 at June 30, 2007. The decrease was attributable to our use of cash in operations during the nine-month period ended March 31, 2008 and the impact of impairment charge of marketable securities of $2,200,000, partially offset by the sales proceeds of $3,300,000 for executive life insurance policies.

We hold a variety of ARS that represent investments in pools of assets. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2032 to 2045. All of the ARS investments were investment grade quality and were consistent with our investment policy at the time of acquisition.

Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value.

We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of March 31, 2008 we determined there was a decline in the fair value of our ARS investments of $2.2 million, which was deemed an other than temporary impairment.

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other impairment charges in future quarters. We continue to monitor the market for ARS transactions and consider their impact (if any) on the fair value of our investments.

We have been offered a line of credit of up to $15.0 million with a financial institution, secured by our marketable securities, and are currently negotiating the specific terms of the agreement. In addition, we have accepted a tender offer to convert $6.0 million of the marketable securities at par value plus accrued interest payable to the expected settlement date, May 21, 2008, which we expect will reduce the maximum principal amount under the proposed line of credit to $9.0 million. There can be no assurance that we will be able to consummate such proposed line of credit.

We believe we will have sufficient funds to continue our operations and research and development programs for at least the next twelve months. Cash requirements for the next twelve months are expected to continue be at a higher level than in the previous twelve months due to increased spending for research and development activities and clinical trials for our therapeutic product candidates. However, research and development activities are expected to continue to expand over time and we do not believe we will have adequate cash to develop all of our research and development compounds. We are actively pursuing various financing alternatives as market conditions permit through equity financings, the addition of long-term debt and the evaluation of various opportunities to raise additional capital, including the licensing of our proprietary technologies. There can be no assurance that we will be able to raise the additional capital we will need on commercially acceptable terms, if at all. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1A Risk Factors, “Factors That May Affect Our Business and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these are the liquidity concerns regarding the ARS, the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us, and access to capital markets that can provide us with the resources when necessary to fund our strategic priorities.

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

Our investments consist of a variety of interest bearing auction rate securities. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2032 to 2045. During the third quarter of fiscal year 2008, we determined that there was a decline in the fair value of our ARS investments of approximately $2.2 million, which was deemed to be an other than temporary impairment charge, which was reported in the consolidated statement of operations.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized loss impairment charges in future quarters.

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

During the 2007 fiscal year, a dispute arose with a vendor regarding the value of services performed on behalf of the Company. The Company continues to work with the vendor to negotiate a resolution to the matter and has accrued an amount representing the low end of the amount that is expected to settle the matter. Negotiations are currently ongoing. The Company does not expect the ultimate resolution will be material to the Company’s financial position, cash flow or results of operations for the full fiscal year.

There were no other legal proceedings nor any material developments during the quarter ended March 31, 2008 in any of the legal proceedings described in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

We have incurred significant operating losses since our formation in 1982, and have never earned a profit since that time. As of March 31, 2008, we had an accumulated deficit of approximately $235,000,000, including a net loss of $15,962,000 for the nine-month period ended March 31, 2008. In May 2006, we entered into an agreement with UCB, granting UCB the exclusive, worldwide license to develop, manufacture, market and sell epratuzumab, our humanized CD22 antibody, for all autoimmune disease indications. As part of this agreement UCB assumed the responsibility for conducting the Phase III SLE clinical trials we had designed and initiated. UCB subsequently decided to terminate these trials and establish new protocols under which new clinical trials for the treatment of SLE would be conducted. As a result of this decision, we are no longer able to determine when these clinical trials will take place or how these decisions will impact our obligation period under the terms of the agreement with UCB. Therefore, we have ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. As of March 31, 2008, the deferred revenue reported on our balance sheet was $31.1 million.

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

We have significant near term capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our research and development efforts.

We believe we will have adequate cash at our current spending level to fund our research and development programs through the next twelve months. We will require additional financial resources after we utilize our current liquid assets and our line of credit, in order to continue our anticipated increased spending for research and development activities and clinical trials for the therapeutic candidates. We are actively pursuing various financing alternatives as market conditions permit through additional debt or equity financings and through the licensing of our proprietary technologies. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. If we are unable to raise capital on acceptable terms, our ability to continue our business will be materially and adversely affected. If we are unable to raise additional funding in the near term, we will curtail certain programs and implement cost savings programs in order for us to continue our operations.

Negative conditions in the global credit markets may impair the liquidity of our investment in auction rate securities.

Our short-term marketable securities consist of AAA rated auction rate securities. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit markets do not improve, auctions for our invested amounts may fail. If an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par, should we need or desire to access the funds invested in those securities. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found, such buyer may only be willing to purchase the investments at price below par. Further, rating downgrades of the security issuer or the third-parties insuring such investments may further impact the ability of the Company to auction or sell these securities.

There can be no assurance that the Company will be able to recoup any of its investments in the auction rate securities. If the Company is not able to monetize some or all of its auction rate securities, the Company may suffer a loss and such loss could have a material adverse effect on our ability to finance our future ongoing operations.

Auction rate securities may be subject to liquidity and yield risks

We may not be able to sell some or all of its auction rate securities at an auction if the auction fails; that is, if there are more auction rate securities offered for sale than there are buyers for those auction rate securities. The relative buying and selling interest of market participants in our auction rate securities and in the auction rate securities market as a whole will vary over time, and such variations may be affected by, among other things, news relating to the issuer, the attractiveness of alternative investments, the perceived risk of owning the security (whether related to credit, liquidity or any other risk), the accounting or tax treatment accorded the instruments, reactions to regulatory actions or press reports, financial reporting cycles and market sentiment generally. Shifts of demand in response to any one or simultaneous particular events cannot be predicted and may be short-lived or exist for longer periods.

It is possible that the potential lack of liquidity in our auction rate security investments could adversely affect our liquidity and its ability to fund our operations. We cannot predict whether future auctions related to auction rate securities will be successful. We are currently seeking alternatives for reducing its exposure to the auction rate market, but may not be able to identify any such alternative. If we are not able to monetize some or all of its auction rate securities, we could suffer a loss and such loss could have a material adverse effect on our ability to finance our future ongoing operations.

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

Should the clinical development process be successfully completed, our ability to derive revenues from the sale of therapeutics will depend upon our first obtaining FDA as well as foreign regulatory approvals, all of which are subject to a number of unique risks and uncertainties.

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

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•	$38,000,000 from UCB in May 2006 to license the rights to develop, manufacture and commercialize epratuzumab for the treatment of all autoimmune disease indications;

•	approximately $259,000,000 from the public and private sale of our debt and equity securities through March 31, 2008; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

We believe we will have adequate cash to fund our operations and research and development programs through the next twelve months. We intend to continue expending substantial capital on our research and development programs if funding levels permit. We will need to raise additional capital in order to obtain the necessary regulatory approvals and then commercialize our other therapeutic products. Our capital requirements are dependent on numerous factors, including:

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

We will amortize the $38 million upfront payment received from UCB as revenue over the period of time of our expected obligations in accordance with the terms of our agreement with UCB. During the 2007 fiscal year, UCB decided to stop the SLE clinical trials designed and initiated by us and to establish new protocols for clinical trials for the treatment of SLE, which may generate more rapid patient enrollment. In December 2007, UCB provided an update on the analyses of the recently closed clinical trials for epratuzumab in the treatment of systemic lupus erythematosus, SLE, which suggested a favorable efficacy and tolerability profile. We are unable to determine at this time how these decisions will impact our obligation period under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, we ceased amortizing to revenue the deferred revenue recorded with receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. As of March 31, 2008, the deferred revenue reported on our balance sheet was $31.1 million.

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

The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Biogen Idec, Genentech, Glaxo SmithKline, Hoffmann-LaRoche, Human Genome Sciences, Seattle Genetics, Trubion Pharmaceuticals, Zymogenetics, Merck Serono, Genmab, Medarex, Amgen Inc., Bristol-Myers Squibb, Bayer Schering Pharma AG, Wyeth, AstraZeneca and Eli Lilly, are engaged in the development of therapeutic autoimmune and oncology products. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the nine-month period ended March 31, 2008, we provided CMMI with $67,000 for research activities conducted on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have research collaborations with CMMI.

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

As of March 31, 2008, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 11% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

IMMUNOMEDICS, INC.

May 9, 2008	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2008	By:	/s/ Gerard G. Gorman
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