Form 10-K
period 2008-06-30
IMMUNOMEDICS INC
filed 2008-08-29
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐        Accelerated Filer  ☑

Non-Accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of December 31, 2007 was $174,000,000. The number of shares of the registrant’s common stock outstanding as of August 26, 2008 was 75,107,164.

Documents Incorporated by Reference:

Certain information required in Part III of this Annual Report on Form 10-K will be set forth in, and incorporated from the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2008.

PART I

Item 1.	Business

Introduction

Immunomedics is a New Jersey-based biopharmaceutical company primarily focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We have exclusively licensed our product candidate epratuzumab, to UCB S.A., or UCB, for the treatment of all autoimmune disease indications worldwide. Epratuzumab’s most advanced clinical testing is for the treatment of systemic lupus erythematosus, or SLE, and in non-Hodgkin’s lymphoma, or NHL. At present, there is no cure for lupus and no new lupus drug has been approved in the U.S. in the last 40 years. We have retained the rights for epratuzumab in oncology indications, subject to UCB’s buy-in option, and are advancing trials in lymphoma and in childhood acute lymphoblastic leukemia, or ALL, in cooperation with National Cancer Institute Study Groups. In addition, we have exclusively licensed our product candidate veltuzumab, in the subcutaneous formulation, to Nycomed GmbH, or Nycomed, for the treatment of all non-cancer indications. We have retained the rights to develop, manufacture and commercialize veltuzumab in the field of oncology. We are conducting clinical trials with intravenous veltuzumab in patients with NHL and immune thrombocytopenic purpura, or ITP, subcutaneous veltuzumab in NHL, ITP and chronic lymphocytic leukemia, or CLL, 90Y-epratuzumab for the therapy of patients with lymphoma, 90Y-hPAM4 combined with gemcitabine for pancreatic cancer therapy, and milatuzumab (anti-CD74 humanized antibody) as a therapy for patients with multiple myeloma, or MM, NHL, and CLL. We also have a majority ownership in IBC Pharmaceuticals, Inc., which is developing a novel Dock-and-Lock methodology, or DNL, for making fusion proteins and multifunctional antibodies, and a new method of delivering imaging and therapeutic agents selectively to disease, especially different solid cancers (colorectal, lung, pancreas, etc.), by proprietary, antibody-based, pretargeting methods. We are working to advance this new technology into clinical testing. We believe that our portfolio of intellectual property, which includes approximately 116 patents issued in the United States and more than 295 other patents issued worldwide, protects our product candidates and technologies.

Therapeutic Product Candidates

We currently have antibody product candidates in clinical development targeting B-cell non-Hodgkin’s lymphoma, or NHL, other B-cell mediated diseases and various solid tumors. All of our therapeutic product candidates are “humanized” antibodies, which means that the portion of the antibody derived from mouse (murine) DNA sequences is generally less than 10%.

We believe that each of our antibodies has therapeutic potential either when administered alone or when conjugated with therapeutic radioisotopes (radiolabeled), chemotherapeutics or other toxins to create unique and potentially more effective treatment options. The attachment of various compounds to antibodies is intended to allow the delivery of these therapeutic agents to tumor sites with increased specificity than conventional radiation therapy or chemotherapeutic approaches. This treatment method is designed to reduce the total exposure of the patient to the therapeutic agents, which ideally minimizes debilitating side effects. We are currently focusing our efforts on unlabeled, or “naked” antibodies and antibodies conjugated with drugs or toxins, and on the use of radioisotopes, such as Yttrium-90, sometimes referred to as Y-90, and Iodine-131, sometimes referred to as I-131.

We also have a number of other product candidates that target solid tumors and hematologic malignancies, and other diseases, in various stages of pre-clinical development, although it is too early to assess which of these, if any, will merit further evaluation in clinical trials. In an effort to permit an effective use of our resources, our clinical development focus has been reduced to five different antibodies in a limited number of indications.

CD22 Program: Epratuzumab

Our most advanced therapeutic product candidate, epratuzumab, is a humanized antibody which targets CD22, an antigen found on the surface of B-lymphocytes, a type of white blood cells. Epratuzumab does not evoke substantial anti-epratuzumab antibodies in NHL patients, even after repeated dosing, making it a potentially good candidate for treating patients with a chronic, autoimmune disease. As noted above, we have licensed epratuzumab to UCB for the treatment of all autoimmune disease indications worldwide. We have retained the rights for oncology indications for which UCB has been granted a buy-in option.

In June 2008, UCB reported at the annual European Congress of Rheumatology, or EULAR, data from the first placebo-controlled studies using epratuzumab in systemic lupus erythematosus, or SLE, patients which showed that epratuzumab treatment demonstrated clinically meaningful improvements in moderate and severe flaring SLE patients.

SLE is a chronic and potentially fatal autoimmune disease with a variable and unpredictable course. It can affect any part of the body, but most often harms the heart, joints, skin, lungs, blood vessels, liver, kidneys and nervous system and is characterized by periods of flares, or exacerbations, interspersed with periods of improvement or remission. Although the exact function of CD22 is not fully understood, it is known to be involved in B-cell development, function and survival. B-cells are known to contribute to SLE by producing antibodies against the body’s own tissues, causing the body’s immune system to turn on itself, attacking cells and tissue and resulting in inflammation and tissue damage.

The clinical studies presented at EULAR indicated that flaring SLE patients treated with epratuzumab experienced reduced disease activity and were less reliant on the use of steroids to control the disease than those receiving placebo. The incidence of adverse events was similar for the epratuzumab and placebo groups.

In the studies, 90 patients were randomized to receive epratuzumab 360 or 720 mg/m2 infusions at weeks 0, 1, 2 and 3, with subsequent treatment cycles of two infusions one week apart, every 12 weeks, for up to four treatment cycles over a 48-week period. The efficacy endpoints included a reduction in disease activity, as measured by the British Isle Lupus Assessment Group, or BILAG, Activity Index, steroid sparing and improvements in both physician and patient global disease activity assessments. Both doses of epratuzumab resulted in clinically meaningful reductions in Total BILAG scores versus placebo from week 4 through to week 48 and reduced steroid use. Also, according to physician and patient global assessment scores, patients treated with epratuzumab showed improvement compared with the placebo group, with a high degree of correlation between the patient and physician global assessments. Additionally, epratuzumab appeared to be well-tolerated in these studies, with a similar safety profile as placebo. The incidence of serious adverse events, adverse events in particular reflecting infections and infusion-related reactions, were similar across active and placebo treatments.

UCB has initiated a new Phase IIb clinical study program for epratuzumab, which consists of two studies. The primary objective of the Phase IIb program is to assess the dose response and the dose frequency for epratuzumab. UCB has stated that results from the new study are expected in the second half of fiscal year 2009.

Epratuzumab has received Fast Track Product designation from the U.S. Food and Drug Administration, or FDA, for the treatment of patients with moderate and severe SLE.

In oncology, epratuzumab is being studied in three National Cancer Institute-sponsored clinical trials involving the North Cancer Center Treatment Group, or NCCTG, the Children’s Oncology Group, or COG, and the Cancer and Leukemia Group B, or CALGB.

The NCCTG is evaluating the addition of epratuzumab to rituximab and combined cyclophosphamide, doxorubicin, vincristine, and prednisone chemotherapy, or ER-CHOP, to treat patients with newly diagnosed diffuse large B-cell lymphoma, or DLBCL.

According to the American Cancer Society, in 2008, an estimated 66,120 new cases of NHL will be diagnosed and about 19,160 Americans will die from the malignancy. DLBCL is an aggressive subtype of NHL, which makes up about 33% of the disease in the United States, making it the most common type of NHL in this country. Originated in the lymph nodes, this lymphoma can spread rapidly in the body. DLBCL can affect any age group but occurs mostly in older people. About 40% to 50% of DLBCL patients are cured with therapy.

In June 2008, NCCTG, led by Mayo Clinic, Rochester, MN, reported interim results from their Phase II open-label study at the 44th annual meeting of the American Society of Clinical Oncology. Seventy-eight patients with previously untreated DLBCL were eligible to participate in the study with a primary endpoint of event-free survival, or EFS, at 12 months and planned interim analysis after 34 evaluable patients. At the time of reporting, EFS for 34 interim analysis patients was 85% (29 out of 34). Overall, 95% of patients responded (72 out of 76), including 47 complete responses (62%) and 25 partial responses (33%).

Patients in this study received epratuzumab at 360 mg/m2, followed by rituximab at 375 mg/m2, and a standard dose of CHOP every 3 weeks for 6 cycles. The ER-CHOP regimen, which was easily administered to patients, was found to be safe with little added toxicity over R-CHOP.

Results from the feasibility phase of this study on 15 patients had been reported in Cancer in 2006 by Mayo Clinic. Overall response rate was 87% (13 out of 15) with event-free survival and overall survival at 1 year of 93% and 100%, respectively.

The COG Phase II study is combining epratuzumab with standard chemotherapy in children with relapsed B-precursor ALL. In June 2007, results from the feasibility portion of this study were presented at the 43rd annual meeting of the American Society of Clinical Oncology.

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

The most common toxicities were grade-1/2 infusion reactions, which occurred during the initial infusions only. Two non-hematological dose-limiting toxicities occurred. One patient had a grade-4 seizure of unclear etiology and one patient had asymptomatic grade-3 transaminase elevation that returned to baseline prior to the next treatment cycle. All patients were able to resume infusions at a slower rate after additional premedication.

In March 2008, the CALGB initiated a Phase II study evaluating the combination of epratuzumab and rituximab in patients with previously untreated follicular NHL. Fifty-eight adult patients with CD20-positive follicular NHL are expected to enroll in this open-label, multi-center study with the objectives of determining the response rate (overall and complete) at 12 months and time to progression after extended induction therapy comprising epratuzumab and rituximab. Final data collection date for primary outcome measure is estimated to be in April 2010.

While the clinical results to date have been encouraging, we are not able to determine when, if ever, epratuzumab will be approved for sale in the U.S. or anywhere else. Even if it is approved, there can be no assurance that it will be commercially successful or that we will ever receive revenues equal to the expenses incurred relating to this product candidate.

CD22-Y-90 Program

IMMU-102 (Y-90-labeled epratuzumab) is our radiolabeled CD22 antibody product candidate being evaluated in a Phase I/II study in patients with NHL in Europe. Radioimmunotherapy, or RAIT, combines the targeting power of monoclonal antibodies with the cell-damaging ability of localized radiation. When infused into a patient, these radiation-carrying antibodies circulate in the body until they locate and bind to the surface of specific cells, and then deliver their cytotoxic radiation more directly to the cells. This therapy, unlike chemotherapy, mainly selects cancer cells, has fewer side effects, and may be administered on an outpatient basis.

The Phase I/II European study has completed its targeted enrollment of 64 adult patients with documented B-cell NHL who had failed one or more regimen therapies, including rituximab. Results from this study were presented at the 44th annual meeting of the American Society of Clinical Oncology in June 2008.

At the time of reporting, 61 patients were evaluable with an overall objective response rate of 64% and a complete response rate of 49%. Complete responses appear durable with 15 patients remaining disease free for more than 1 year, including 5 continuing for 2-4 years. Both the objective and complete response rates appear to increase with higher cumulative doses. Sixteen patients were treated at the highest fractionated dose level, resulting in 37.5-40 mCi/m2 total Y-90 administered in two or three doses. The overall objective response rate for this group was 100%, and the complete response rate was 75%. The highest cumulative Y-90 dose level reported in this study was 45 mCi/m2, which is more than two-fold higher than the maximum allowable dose of 32 mCi currently approved for ibritumomab tiuxetan. Importantly, responses to the RAIT were seen in patients with different types of NHL, in both rituximab-naïve and treated patients, and in the subgroup of patients who had failed to respond to their last therapy, had bulky disease, and elevated lactic dehydrogenase.

CD20 Program: Veltuzumab

Similar to CD22, CD20 is an antigen that is expressed on B-lymphocytes. Current biological therapy with monoclonal antibodies for NHL includes rituximab, a chimeric antibody comprised of one-third mouse and two-thirds human protein that binds to the CD20 antigen. Constructed using the same donor frameworks as epratuzumab, veltuzumab, is an anti-CD20 monoclonal antibody having 90-95% human antibody sequences.

At the 44th annual meeting of the American Society of Clinical Oncology in June 2008, we reported that veltuzumab produced a relatively high complete response rate of 27% in patients with follicular NHL, and that such results were achieved even when given at doses about 75% lower than rituximab’s approved dose of 375 mg/m2.

The results were obtained from an open-label, multi-center, Phase II trial in which 82 adult patients with CD20-positive B-cell NHL, most relapsing after prior therapies, including rituximab, had been enrolled. At the time of reporting, there were 81 evaluable patients, of which 55 had follicular lymphomas and 26 had non-follicular lymphomas.

Overall, the objective response rate was 41% (partial and complete responses), with 21% of patients having a complete response. In the 55 patients with follicular lymphoma, 44% had an objective response, and 27% completely responded. In the non-follicular lymphoma group, the objective response rate was 35%, with a complete response rate of 27%. These findings were for all dose groups, ranging from 80 mg/m2 to 750 mg/m2 once-weekly for 4 weeks. At the low doses of 80 and 120 mg/m2, objective response rates were 22% (2 of 9) and 41% (7 of 17), respectively.

Veltuzumab is currently being studied in two Phase I/II trials. Early results indicated that at single absolute doses as low as 80 mg, the humanized anti-CD20 antibody depletes more than 99% of circulatory B cells when given subcutaneously to NHL patients and produces complete responses in patients with ITP after a single intravenous infusion.

On July 11, 2008 we entered into a license and collaboration agreement with Nycomed, the Nycomed Agreement, providing Nycomed an exclusive worldwide license to develop, manufacture, and commercialize veltuzumab in the subcutaneous formulation, for the treatment of all non-cancer indications. Nycomed has disclosed that it is its’ intention to pursue Rheumatoid Arthritis, or RA as the primary indication. Under the terms of the Nycomed Agreement, we retain the right to develop veltuzumab in the field of oncology. In addition, we will continue the ongoing Phase I/II study in ITP and Nycomed will reimburse us for all expenses incurred in connection with this study.

PAM4-Y-90 Program

PAM4 labeled with Y-90 or IMMU-107 is our solid tumor therapeutic product candidate. It is a humanized monoclonal antibody highly specific for pancreatic cancer. Preclinical studies in mice with transplanted human pancreatic cancer have demonstrated that the antibody labeled with Y-90 has activity by itself as well as in combination with gemcitabine, a radiosensitizing chemotherapeutic that is commonly used to treat this disease.

We presented initial results from a Phase I dose-escalation study in patients with unresectable and metastatic pancreatic cancer at the 54th annual meeting of the Society of Nuclear Medicine in June 2007. Stage III pancreatic cancer patients who have failed one line of chemotherapy and Stage IV patients with or without a history of systemic therapy were eligible for the open-label, multicenter study. Prior to therapy, all patients received a diagnostic dose of hPAM4 labeled with the radioisotope, indium-111, to ensure an acceptable distribution within the body and radiation dose to the pancreas for intended therapy. Patients then received a single infusion of 90Y-hPAM4 with the Y-90 dose escalating in increments of 5 mCi/m2 in groups of 3-6 patients. CT based measurements were used to evaluate tumor response 4, 8, and 12-weeks after therapy.

Results from 11 patients, of whom 9 had previously received systemic therapy predominantly with gemcitabine regimens, and 2 patients who were chemotherapy naïve, were reported at the meeting. In all patients, pre-therapy imaging with 111In-hPAM4 showed acceptable distribution within the body and radiation dosage to the pancreas. 90Y-hPAM4 was administrated at 15 mCi/m2, 20 mCi/m2 or 25 mCi/m2. One patient showed shrinkage of a liver lesion. Two other patients have also had reported tumor shrinkage. All patients, however, showed disease progression at or after week 8. The maximum tolerated dose was 20 mCi/m2 with bone marrow being the dose-limiting organ.

A new Phase Ib dose escalation study evaluating IMMU-107 using smaller Y-90 doses repeatedly and in combination with gemcitabine has begun patient enrollment. Assuming results from this and future clinical trials support regulatory approvals, we may consider taking this product candidate through to commercialization without a partner. However, there is no assurance that regulatory approval will be obtained.

CD74 Program: Milatuzumab

CD74 is a rapidly internalizing type-II transmembrane chaperone molecule associated with MHC class II. It actively directs transport from the cell surface to an endosomal compartment and as such is a unique target for antibody-drug immunoconjugate therapy. Also, recent evidence supports a role for CD74 as a signaling molecule in B-cell lymphoma survival. We have observed high expression of CD74 in human NHL and MM clinical specimens and cell lines, and have developed, milatuzumab, a naked humanized antibody targeting the CD74 antigen using the same constant regions of the heavy and light chains as epratuzumab, for the therapy of MM, NHL and CLL.

Milatuzumab is currently in Phase I/II multicenter clinical trials to evaluate its safety and tolerability in patients with multiple myeloma. Patients who have failed at least 2 prior therapies are being administered twice or three times weekly for 4 weeks in a dose-escalating scheme to determine the maximum tolerated dose and assess initial efficacy. A Phase I study of milatuzumab in NHL and CLL conducted by Weill Cornell Medical funded in part by the National Cancer Institute has begun patient enrollment. We have also initiated our own study in patients with NHL or CLL using different doses and dosing schedules.

The CD74 antibody conjugated with the cancer drug, doxorubicin is currently in preclinical development. Preclinical in vitro results demonstrated that the drug antibody conjugate binds specifically to CD74-expressing NHL and MM cell lines, and produces a cytotoxicity level approaching that of free doxorubicin. Antibody-targeted selective delivery of anticancer drugs against antigens expressed on cancer cells can potentially improve the therapeutic index of anticancer drugs. After we evaluate the initial experience in patients with naked milatuzumab, we will consider advancing this new drug immunoconjugate into the clinic.

CEA Program: Labetuzumab

We have developed another solid tumor therapeutic product candidate that targets carcinoembryonic antigen, or CEA or CEACAM5, expressed by cancers of the colon, rectum, breast, lung and other solid tumors. We are not currently conducting clinical trials with our unlabeled CEA antibody, labetuzumab; however, we are providing clinical supplies for an investigator-sponsored Phase II clinical trial in Germany, evaluating repeat dosing of I-131-labeled CEACAM5 antibody, labetuzumab, in patients with resected liver metastases of colorectal cancer.

Results from the ongoing Phase II study were presented at the 44th annual meeting of the American Society of Clinical Oncology in June 2008. Forty colorectal cancer patients with liver metastases were screened for cancer by PET and CT scans. After surgery to remove liver metastases, all patients were treated with 40-50 mCi/m2 I-131-labetuzumab. Following re-staging with PET and CT scans, 29 patients received a second RAIT treatment. All 40 patients received follow-up staging, which found no suspicious lesions in 23 patients (the adjuvant group), while 17 patients showed lesions suspicious of minimal residual or new malignant disease (the non-adjuvant group).

At the time of reporting, 57% of the patients in the adjuvant group remained disease-free, while in the non-adjuvant group only 24% reported no cancer relapse. In terms of overall survival, 91% of the adjuvant group are still alive, which has surpassed the results obtained from the first RAIT trial in which a single I-131 labeled labetuzumab application produced a 70% survival rate. In the non-adjuvant patients, the overall survival rate is 77%.

Given that at present there is no established adjuvant therapy to improve survival in colorectal patients following resection of liver metastases, we believe these results are encouraging and will need to be confirmed in a randomized, multi-treatment, multicenter trial. We also believe it is important to continue to employ rigorous post liver resection staging with PET and CT scans in future studies in order to better define truly adjuvant patients.

Research and Development Programs

We have historically invested heavily in our research and development programs, spending approximately $22,209,000 for these programs during fiscal year ended June 30, 2008, $19,841,000 for these programs during fiscal year ended June 30, 2007 and $22,781,000 for these programs during the fiscal year ended June 30, 2006. The increase in expense during the 2008 fiscal year was due to higher headcount and related salaries, employee benefits and increased patent expenses. The expense reduction during the 2007 fiscal year resulted primarily from the transfer of the Phase III clinical trials for epratuzumab for SLE to UCB in May 2006. The above discussion is a brief summary of our principal research and development programs as of August 15, 2008.

Other Antibody-Directed Therapy Approaches

Our majority-owned subsidiary, IBC Pharmaceuticals, Inc., or IBC, has been working on the development of novel cancer radioimmunotherapeutics using patented pre-targeting technologies with proprietary, bispecific antibodies.

A Phase I clinical trial conducted in France in patients with medullary thyroid cancer, or MTC, has been completed. This study has defined the maximum tolerated dose of the I-131 peptide, and the optimal dose of the bispecific CEA antibody and the administration of the bispecific antibody and the administration of the labeled peptide. Evidence of good tolerability and disease stabilization were published in The Journal of Nuclear Medicine in February 2006. Survival data were reported in the April 2006 issue of Journal of Clinical Oncology. Median overall survival in high-risk, treated patients was 110 months which was significantly longer than the median overall survival of 61 months seen in high-risk, contemporaneous untreated patients. Based on the positive outcome of this Phase I study, a multicenter Phase II study has been initiated. The primary objective of this study is to confirm feasibility and safety, and to assess efficacy in this rare disease which has very limited therapeutic options.

Preclinical studies with IBC continue for the development of new bispecific antibodies and peptides for improved targeting and treatment of cancer. They include tumor-targeting antibodies with multiple binding-arms and new carrier peptides that allow attachment of different kinds of therapeutic and diagnostic isotopes.

In April 2008, results from a pretargeted radioimmunotherapy study involving TF4, a new trivalent bispecific monoclonal antibody, were presented at the 2008 annual meeting of American Association for Cancer Research. TF4 has dual binding to the CD20 antigen and monovalent binding to a histamine-succinyl-glycine, or HSG, hapten and was constructed using our proprietary protein engineering platform technology called DNL. Targeted radiation was delivered as the yttrium-90-labeled HSG-peptide. This system was compared to yttrium-90-labeled veltuzumab, a direct targeting anti-CD20 humanized monoclonal antibody in mice bearing human non-Hodgkin’s lymphoma transplants.

Results showed that whole body clearance of yttrium-90 from the pretargeted group was much more rapid than the direct targeting group. At the same time, the levels of radioactivity in tumors were higher in the pretargeted than in the direct-targeted animals. In pretargeting, maximum tumor uptake occurs within 1 hour, with tumor/blood ratios greater than 20:1 at 3 hours.

Pretargeted yttrium-90 labeled HSG-peptide was highly effective in controlling tumor growth and eliciting cures in animals with well-established lymphoma transplants, even at low doses. These results demonstrated that pretargeting radioimmunotherapy, when compared to a directly targeted radiolabeled antibody, improved anti-tumor responses with less toxicity in a human non-Hodgkin’s lymphoma model.

In addition, at the 55th annual meeting of the Society of Nuclear Medicine in June 2008, preclinical results were presented on pretargeted radioimmunotherapy for pancreatic cancer which can be further improved when given in small fractions repeatedly, and in combination with gemcitabine.

The pretargeted therapy involved TF10, a bispecific DNL construct that binds to pancreatic cancer. Mice bearing human pancreatic cancer cells were first given the DNL-derived antibody. Sixteen hours later, yttrium-90-labeled HSG peptide was injected, and became bound by the bispecific antibody on the tumor, thus achieving selective targeting of the therapeutic.

This pretargeted system arrested the growth of established tumors without appreciable hematologic toxicity, and extended median survival time, or MST, to 4.9 weeks compared to 3.7 weeks from the untreated group. MST improved to 18.9 weeks when the pretargeted therapy was administered in 3 fractions, 1 fraction every 4 weeks in combination with gemcitabine. Gemcitabine alone had no significant effect on inhibiting tumor growth, extending MST to only 4.4 weeks. Results from a biodistribution and nuclear imaging study of TF10 in pancreatic cancer xenografts were recently published in the June 15, 2008, issue of Cancer Research.

At the same Society of Nuclear Medicine meeting, results from a pretargeted radioimmunoimaging study with another bispecific antibody TF2, and a peptide labeled with gallium-68 (Ga-68), a positron emission tomography, or PET, sensitive radioisotope, were reported. TF2 is a DNL construct that specifically targets the CEA or CEACAM5 antigen expressed in many human cancers, and the HSG peptide, which in this study was labeled with Ga-68 for PET imaging.

Mice bearing human colorectal cancer transplants were pretargeted with the DNL-construct and 16 hours later injected intravenously with the HSG peptide. Four bispecific antibody to peptide ratios, 10:1, 25:1, 50:1 and 100:1, were studied.

High specific uptake of TF2 in the tumor was obtained while blood levels were sufficiently low. The very high ratios produced excellent PET images of the tumor within 1 hour of Ga-68 injection suggesting that pretargeting with bispecific antibodies can be successfully applied to the imaging of cancer.

The ultimate goal of IBC is to offer cancer patients a more individualized treatment by combining improved molecular imaging with targeted therapy. Demonstrated tumors localized in imaging studies may predict a more appropriate group of patients that would respond to the subsequent therapy. In collaboration with outside investigators, we are now planning with IBC to test this new technology in patients.

Peptides

Since the pre-targeting methods being developed with IBC are showing very high tumor/normal tissue ratios, we have been working on creating a new class of diagnostic imaging agents using both traditional gamma-emitting isotopes, such as Technetium-99m (Tc-99m), and positron-emitting isotopes, such as fluorine-18 (F-18) and Gallium-68 (Ga-68). During the past year, we continued to refine our proprietary methods for the radiolabeling of peptides with F-18. This method will be generally applicable to the preparation of radioconjugates and will enable rapid evaluation of different peptide-receptor systems. Our goal is to improve the labeling process to the point where we will be capable of radiolabeling these peptides at clinical-scale using single-vial kits. In related work, similar synthetic methods have also been used to prepare peptides that can be radiolabeled with Tc-99m, Ga-68, Indium-111, Lutetium-177 and Yttrium-90, which are being applied to the bispecific pre-targeting technology that is being developed through IBC.

Dock-and-Lock Platform Technology

We have developed a new platform technology, called the Dock-and-Lock method, or DNL, which has the potential for making a considerable number of bioactive molecules of increasing complexity. DNL utilizes the natural interaction between two proteins, cyclic AMP-dependent protein kinase, or PKA, and A-kinase anchoring proteins, or AKAPs. The region that is involved in such interaction for PKA is called the dimerization and docking domain, or DDD, which always appears in pairs. Its binding partner in AKAPs is the anchoring domain, or AD. When mixed together, DDD and AD will bind with each other spontaneously to form a binary complex, a process termed docking. Once “docked,” certain amino acid residues incorporated into DDD and AD will react with each other to “lock” them into a stably tethered structure. The outcome of the DNL method is the exclusive generation of a stable complex, in a quantitative manner that retains the full biological activities of its individual components. Diverse drugs, chemical polymers, proteins, peptides, and nucleic acids are among suitable components that can be linked to either DDD or AD. Since DDD always appears in pairs, any component that is linked to DDD will have two copies present in the final products. A description of the DNL platform technology was published in the September 15, 2007 Supplement issue of Clinical Cancer Research.

DNL method judiciously combines conjugation chemistry and genetic engineering to enable not only the creation of novel human therapeutics, but also the potential construction of improved recombinant products over those currently on the market. To that end, we have created two DNL-PEGylated interferon-alpha-2b (IFNa2b) molecules by site-specifically conjugating a large molecule called polyethylene glycol (PEG) to IFNa2b. In a separate study, 3 cytokines: erythropoietin (EPO), granulocyte-colony stimulating factor (G-CSF) and IFNa2b were selected to produce the DDD modules. Separately, AD modules were derived from five of the Company’s proprietary humanized antibodies: epratuzumab, veltuzumab, hL243 (anti-HLA-DR), h734 (anti-indium-DTPA) and an antibody to an undisclosed target. Each antibody-AD module possesses two copies of the anchoring domain, and as such can anchor two cytokine-DDD modules. When combined, the two modules interact with each other exclusively in a predictable and quantitative manner to produce a complex that has four copies of a cytokine anchored onto a humanized antibody. As exemplified by the veltuzumab-IFNa2b complex, these novel antibody-based cytokines each retained the biological functions of its parental cytokine in vitro, with pharmacokinetic and targeting properties in mice comparable to the humanized antibodies selected.

As stated earlier, in collaboration with outside investigators and IBC, we plan to initiate a new clinical study using a DNL-derived bispecific antibody for the pretargeted imaging and therapy of cancer.

Patents and Proprietary Rights

Our Patents

We have accumulated a sizeable portfolio of patents and patent applications in the course of our research, which we believe constitutes a very valuable business asset. Some of these patents relate to our diagnostic imaging products and product candidates, while others relate to our therapeutic product candidates. Still others relate to our technologies and other discoveries for which no product candidate has yet been identified. As of August 15, 2008, this portfolio included 119 issued U.S. patents. In addition, as of such date the portfolio included more than 295 issued foreign patents, with a number of U.S. and foreign patent applications pending.

Our Licenses

We have obtained licenses from various parties for rights to use proprietary technologies and compounds. We also have certain rights with respect to patents and patent applications owned by the Center for Molecular Medicine and Immunology, or CMMI, by virtue of a license agreement between CMMI and us. Dr. Goldenberg is the founder, President and member of the Board of Trustees of CMMI. In addition, we have certain rights with respect to patents and patent applications assigned solely to the National Institutes of Health, or NIH, or jointly to NIH and us, as well as with respect to certain patent applications assigned to the University of Massachusetts. We also acquired rights to patents and patent applications assigned or licensed to IBC by virtue of our acquisition of a controlling interest in IBC.

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

Our Trade Secrets

We also rely upon unpatented trade secrets, and there is no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that such rights can be meaningfully protected. We require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisers to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of our employees, the agreement provides that all inventions conceived by such employees shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

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

Strategic Partnering and Relationships

Nycomed GmbH

On July 11, 2008 we entered into the Nycomed Agreement providing Nycomed an exclusive worldwide license to develop, manufacture, and commercialize veltuzumab, our humanized anti-CD20 antibody in the subcutaneous formulation, for the treatment of all non-cancer indications. Under the terms of the Nycomed Agreement, we retain the right to develop veltuzumab in the field of oncology. In addition, we will continue its ongoing Phase I/II study in ITP and Nycomed will reimburse us for all expenses incurred in connection with this study. The Nycomed Agreement also provides us with an option to co-promote veltuzumab for the treatment of ITP in the United States. Under the terms of the Nycomed Agreement, we received an initial cash payment totaling $40 million (before fees) on August 21, 2008.

Nycomed is a privately owned pharmaceutical company that provides medicines for hospitals, specialists and general practitioners, as well as over-the-counter medicines in selected markets. Nycomed stated that as veltuzumab is the first anti-CD20 with a subcutaneous administration tested in clinical trials it has the potential to contribute to an improved safety profile versus the currently intravenously applied anti-CD20s by avoiding infusion-related side effects and increasing inconvenience for the patient via its subcutaneous route. Nycomed believes that anti-CD20’s antibodies are considered to be one of the strongest growing segments within the RA market and offer additional market potential by extending into other autoimmune and inflammatory diseases.

UCB, S.A.

On May 9, 2006 we entered into the Development, Collaboration and License Agreement with UCB, S.A, or the UCB Agreement, providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab, our humanized CD22 antibody, for the treatment of all autoimmune disease indications. Under the terms of the UCB Agreement, we retain the rights to develop epratuzumab in the field of oncology, and UCB has an option to acquire development and commercialization rights to epratuzumab with respect to cancer indications at anytime prior to the first commercial sales thereof. If UCB exercises its buy-in right with respect to epratuzumab in the field of oncology, UCB will reimburse us for the development cost actually incurred, plus a buy-in fee.

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

In fiscal year 2008, we received two Phase I Grant Awards. The first grant award in the amount of $134,000 was from the National Institutes of Health for a six- month period. The awarded project, entitled “Novel RNase-based immunotoxin for CD74-positive B-cell Malignancies”, was to specifically evaluate a fusion protein composed of a mutant ranpirnase (a ribonuclease found in a certain species of frog) and a variant of milatuzumab (hLL1) for anti-tumor efficacy in SCID mice bearing MM or NHL human tumor xenografts with a single-dose or multiple-dose regimen. In addition, the Phase I study will also evaluate potential approaches to reduce nonspecific liver toxicity observed in the animal models.

The second Phase I Award was awarded by the National Institutes of Health in the amount of $115,000 for a six month period. The award granted by the Small Business Innovation Research Program, or SBIR, is entitled “Mab-based targeted chemotherapy for Lung Cancer.” The goal of the award is to produce a safe and effective MAb-drug bioconjugate for the treatment of non-small-cell lung cancer. The study proposes to link a rapidly internalizing anti EGP-1 MAb, hR27, to a potent topoisomerase 1 inhibitor, SN-38, which is the pharmacologically active form of an anti-cancer drug, CPT-11. The study will be evaluated in human non-small-cell lung cancer xenografts in nude mice.

In fiscal year 2007, we received a Phase I Grant Award from the National Institute of Health for a six-month period. The award for $134,000 is entitled “Dock and Lock: novel protein engineering.” The objective of this Small SBIR investigation is to evaluate TF2, a trivalent, bispecific antibody made by the DNL method, for its utility as a pretargeting agent for detecting and treating CEA-producing tumors with a diagnostic tool or therapeutic radionuclide. To date, we have demonstrated the feasibility of DNL to manufacture multivalent, multispecific antibodies that are easily purified to homogeneity with high yields, as well as to generate diverse bioactive molecules with improved pharmacological properties.

We also collaborate with numerous other academic and research centers. Our academic collaborators have included such institutions as the Erasme University Hospital, Brussels, Belgium; University of Nijmegen, The Netherlands; Institut national de la sante et de la recherche medicale, or INSERM, Nantes, France; University of Göttingen, Germany; University of Marburg, Germany; New York Presbyterian Hospital – Cornell Medical College; University of Massachusetts; Fox Chase Cancer Center; and Brigham & Women’s Hospital-Harvard Medical School. We believe such ongoing research efforts may identify new and improved products and techniques for diagnosing and treating various cancers and infectious diseases.

Government Regulation

Regulatory Compliance

Our research and development activities, including testing in laboratory animals and in humans, our manufacture of antibodies, as well as the handling, labeling and storage of the product candidates that we are developing, are all subject to stringent regulation, primarily by the FDA in the U.S. and by comparable authorities in other countries. If for any reason we are unable to comply with applicable requirements there will likely occur various adverse consequences, including one or more delays in approval, or even the refusal to approve, product licenses or other applications, the suspension or termination of clinical investigations, the revocation of approvals previously granted, as well as fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow us to enter into governmental supply contracts.

The process of obtaining requisite FDA approval is costly and time consuming even in the best of circumstances. For a new human drug or biological product to be marketed in the United States, current FDA requirements include: (i) the successful conclusion of pre-clinical tests to gain preliminary information on the product’s safety; (ii) the filing with the FDA of an Investigational New Drug, or IND, to conduct human clinical trials for drugs or biologics; (iii) the successful completion of human clinical investigations to establish the safety and efficacy of the product candidate for its intended indication; and (iv) the filing and then acceptance and approval by the FDA of a New Drug Application, or NDA, for a drug product, or a Biological License Application, or BLA, for a biological product, in either case to allow commercial distribution of the drug or biologic.

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

The drug approval process is similar in other countries and is also regulated by specific agencies in each geographic area. Approval by the FDA does not ensure approval in other countries. In addition, even if we can obtain drug approval in other countries, it may require considerable more time to obtain such approval in the U.S. In European Union countries, Canada, and Australia, regulatory requirements and approval processes are similar in principle to those in the U.S. and can be as rigorous, costly and uncertain. Additionally, depending on the type of drug for which an applicant is requesting approval, there are currently two potential tracks for marketing approval in European Union countries: mutual recognition and the centralized procedure. These review mechanisms may ultimately lead to approval in all European Union countries, but each method grants all participating countries some decision-making authority in product approval.

Orphan Drug Act

To date, we have successfully obtained Orphan Drug designation by the FDA under the Orphan Drug Act of 1983 for epratuzumab for non-Hodgkin’s lymphoma, yttrium-90 labeled PAM4 for pancreatic cancer, labetuzumab for ovarian, pancreatic and small cell lung cancers, and milatuzumab (IMMU-115) for multiple myeloma and chronic lymphocytic leukemia. There can be no assurance, however, that our competitors will not receive approval of other different drugs or biologics for treatment of the diseases for which our products and product candidates are targeted.

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

Competition

Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors such as the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies. A number of companies, including Biogen Idec, Genentech, Glaxo SmithKline, Hoffmann-LaRoche, Human Genome Sciences, Seattle Genetics, Trubion Pharmaceuticals, Zymogenetics, Merck Serono, Genmab, Medarex, Amgen Inc., Bristol-Myers Squibb, Bayer Schering Pharma AG, Wyeth, AstraZeneca and Eli Lilly are engaged in the development of therapeutic autoimmune and oncology products. Many of these companies have significantly greater financial, technical and marketing resources than we do. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants. Our ability to compete successfully with other companies in the biopharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

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

We manufacture LeukoScan® for commercial sale at our facility in Morris Plains, New Jersey. The Committee on Proprietary Medicinal Products of the European Commission approved the manufacturing facility and product manufacturing processes for LeukoScan in May 1998. In April 2005, we entered into an agreement with BAG GmbH, Lich, Germany for the final formulation, fill and lyophilization of Leukoscan. We also perform antibody processing and purification of all our therapeutic product candidates at this facility. We have scaled-up our antibody purification and fragmentation manufacturing processes for our diagnostic imaging agents to permit us to produce commercial levels of product. As part of the Nycomed Agreement we are responsible for the manufacture and sale to Nycomed for veltuzumab for a supply level indicated in the Nycomed Agreement at a price as defined in the Nycomed Agreement. As part of the UCB Agreement we are responsible for the manufacture of epratuzumab for the completion of the ongoing clinical trials relating to SLE, and if requested by UCB (and within our production capacity), to manufacture and supply the initial commercial launch of epratuzumab for the treatment of SLE and for certain future clinical trials for another autoimmune disease indication, if necessary.

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

Employees

As of August 15, 2008, we employed 117 persons on a full-time basis, of whom 23 were in research and development departments, 16 of whom were engaged in clinical research and regulatory affairs, 54 of whom were engaged in operations and manufacturing and quality control, and 24 of whom were engaged in finance, administration, sales and marketing. Of these employees, 48 hold M.D., Ph.D. or other advanced degrees. We believe that while we have been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel continues to be intense and there can be no assurance that we will continue to be able to attract and retain the professionals we will need to grow our business. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employees is excellent.

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

Our reports that have been filed with the Securities and Exchange Commission, or SEC, are available on our website free of charge, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Copies of this Annual Report on Form 10-K may also be obtained without charge electronically or by paper by contacting Investor Relations, Immunomedics, Inc., 300 American Road, Morris Plains, New Jersey 07950 or by calling (973) 605-8200.

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

The public may also read and copy the materials we file with the SEC at its Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding companies that file electronically with the SEC.

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

We have incurred significant operating losses since our formation in 1982, and have never earned a profit since that time. As of June 30, 2008, we had an accumulated deficit of approximately $242,000,000, including net losses of $22,909,000 and $16,656,000 for the years ended June 30, 2008 and 2007, respectively. In July 2008 we entered into an agreement with Nycomed GmbH, or Nycomed, providing Nycomed an exclusive worldwide license to develop, manufacture, and commercialize veltuzumab, our humanized anti-CD20 antibody veltuzumab in the subcutaneous formulation, for the treatment of all non-cancer indications. Under the terms of this agreement, we retain the right to develop veltuzumab in the field of oncology. As a result, we will continue to incur significant expenses relating to the development of veltuzumab for oncology indications. In addition, the Company will continue its ongoing Phase I/II study in immune thrombocytopenic purpura, or ITP. In May 2006, we entered into an agreement with UCB, S.A., or UCB, granting UCB the exclusive, worldwide license to develop, manufacture, market and sell epratuzumab, our humanized CD22 antibody, for all autoimmune disease indications. As part of this agreement UCB assumed the responsibility for conducting the Phase III SLE clinical trials we had designed and initiated. UCB subsequently decided to terminate these trials and establish new protocols under which new clinical trials for the treatment of SLE would be conducted. As a result of this decision, we are no longer able to determine when these clinical trials will take place nor how these decisions will impact our obligation period under the terms of the agreement with UCB. Therefore we have ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. As of June 30, 2008 this deferred revenue reported on the balance sheet is $31,145,000.

The only significant product sales we have earned to date have come from the limited sales of our diagnostic imaging products. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic products and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. We expect to continue to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

Negative conditions in the global credit markets may impair the liquidity of our investment in auction rate securities.

Our short-term marketable securities consist of AAA rated auction rate securities at a value of $20.0 million. The continued negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit markets do not improve, auctions for our invested amounts may continue to fail. If an auction continues to fail for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found, such buyer may only be willing to purchase the investments at price below par. Further, rating downgrades of the security issuer or the third-parties insuring such investments may further impact our ability to auction or sell these securities.

There can be no assurance that we will be able to recoup any of our investments in the auction rate securities. If we are not able to monetize some or all of our auction rate securities, we may suffer a loss and such loss could have a material adverse effect on our ability to finance our future ongoing operations.

We may not be able to sell some or all of our auction rate securities at an auction if the auction fails; that is, if there are more auction rate securities offered for sale than there are buyers for those auction rate securities. The relative buying and selling interest of market participants in our auction rate securities and in the auction rate securities market as a whole will vary over time, and such variations may be affected by, among other things, news relating to the issuer, the attractiveness of alternative investments, the perceived risk of owning the security (whether related to credit, liquidity or any other risk), the accounting or tax treatment accorded the instruments, reactions to regulatory actions or press reports, financial reporting cycles and market sentiment generally. Shifts of demand in response to any one or simultaneous particular events cannot be predicted and may be short-lived or exist for longer periods.

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

Any failure or substantial delay in successfully completing clinical trials for our product candidates, particularly the ongoing trials for our most advanced product candidates, epratuzumab and veltuzumab, could severely harm our business and results of operation.

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

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•	$40,000,000 from Nycomed in August 2008 to license the rights to develop, manufacture and commercialize veltuzumab for the treatment of all non-cancer indications;

•	$38,000,000 from UCB in May 2006 to license the rights to develop, manufacture and commercialize epratuzumab for the treatment of all autoimmune disease indications;

•	approximately $259,000,000 from the public and private sale of our debt and equity securities through June 30, 2008; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

With the Nycomed Agreement receiving Hart-Scott-Rodino antitrust approval in August 2008 and the receipt of the initial payments on August 21, 2008 related thereto, we believe we have adequate cash to fund our operations and research and development programs through the next twelve months. We intend to continue expending substantial capital on our research and development programs. We may need to raise additional capital in order to obtain the necessary regulatory approvals and then commercialize our therapeutic product candidates. Our capital requirements are dependent on numerous factors, including:

•	the rate at which we progress our research programs and the number of product candidates we have in pre-clinical and clinical development at any one time;

•	the cost of conducting clinical trials involving patients in the United States, Europe and possibly elsewhere;

•	our need to establish the manufacturing capabilities necessary to produce the quantities of our product candidates we project we will need;

•	the time and costs involved in obtaining FDA and foreign regulatory approvals;

•	the cost of first obtaining, and then defending, our patent claims and other intellectual property rights;

•	the success of Nycomed and UCB in meeting the clinical development and commercial milestones for veltuzumab and epratuzumab, respectively; and

•	our ability to enter into licensing and other collaborative agreements to help off-set some of these costs.

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

We are dependent upon Nycomed for the final development and commercialization of veltuzumab for the treatment of all non cancer indications worldwide and upon UCB for the final development and commercialization of epratuzumab for the treatment of autoimmune disease indications worldwide and they may not be successful. In addition, our recognition of the amortization of the upfront payments from Nycomed and UCB is determined by the completion of our obligations as outlined in the Nycomed and UCB Agreements.

We have licensed the exclusive worldwide rights of our most advanced therapeutic compounds, veltuzumab (to Nycomed) and epratuzumab (to UCB). As a result, Nycomed and UCB are solely responsible, and we are depending upon them, for completing the clinical development of these compounds, obtaining all necessary regulatory approvals, and then commercializing and manufacturing the compounds for sale. If they do not fully perform their responsibilities under our agreements, or if the clinical trials to be conducted are not initiated, successful or are terminated by them for any other reason, our ability to commercialize these product candidates in the future, as well as other product candidates we have in development which are closely related to them, would be severely jeopardized. In such event, it is likely we would never receive any of the milestone payments or royalties that we are eligible to receive under our agreements with Nycomed and UCB, and our ability to fund the development and testing of our other product candidates would be adversely affected.

We will amortize the $40 million upfront payment received from Nycomed over the period of time of our expected obligations in accordance with the terms of our agreement with Nycomed. We will amortize the $38 million upfront payment received from UCB as revenue over the period of time of our expected obligations in accordance with the terms of our agreement with UCB.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. In fiscal year 2008, we reimbursed CMMI with $105,000 for research activities conducted on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our Company also have research collaborations with CMMI.

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

If our stock is not accepted for listing on the NASDAQ, we will make every possible effort to have it listed on the Over the Counter Bulletin Board (the OTC Bulletin Board). If our common stock were to be traded on the OTC Bulletin Board, the Securities Exchange Act of 1934, as amended, and related Securities and Exchange Commissio, or SEC rules would impose additional sales practice requirements on broker-dealers that sell our securities. These rules may adversely affect the ability of stockholders to sell our common stock and otherwise negatively affect the liquidity, trading market and price of our common stock.

If our common stock would not be able to be traded on the OTC Bulletin Board, we would make every effort to have it available for trading on the National Quotation Bureau’s Pink Sheets, or the Pink Sheets. The Pink Sheets market consists of security firms who act as market makers in the stocks, usually, of very small companies. The bid and asked prices are not quoted electronically, but are quoted daily in “hard copy” which is delivered to firms that subscribe. Stocks that trade in the Pink Sheets are usually not as liquid as those that trade in electronic markets and, often time, the difference between the bid and the asked prices are substantial. As a result, if our common stock were traded on the Pink Sheets, there would likely be a further negative affect on the liquidity, trading market and price of our common stock even compared to that we might suffer if we were traded on the OTC Bulletin Board.

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

At August 26, 2008, we had 75,107,164 shares of common stock outstanding, 6,272,350 additional shares reserved for the exercise of outstanding options and warrants and 5,701,900 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plans.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of June 30, 2008, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 11% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

A trial has been set to begin on November 12, 2008. We are unable to reasonably determine the outcome of this litigation at this time.

From time to time we are a party to various claims and litigation arising in the normal course of business. We believe that the outcome of such claims and litigation will not have a material adverse effect on our financial position and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal year 2008.

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

Market Price and Dividend Information

Our common stock is quoted on the NASDAQ Global Market under the symbol “IMMU.” The following table sets forth, for the last two fiscal years, the high and low sales prices for our common stock, as reported by the NASDAQ Global Market:

Fiscal Quarter Ended	High	Low
September 30, 2006	$2.64	$1.52
December 31, 2006	4.10	1.75
March 31, 2007	5.17	3.36
June 30, 2007	6.12	4.09

September 30, 2007	$4.58	$1.92
December 31, 2007	3.54	1.95
March 31, 2008	3.17	2.00
June 30, 2008	3.15	2.12

As of August 26, 2008, the closing sales price of our common stock on the NASDAQ Global Market was $2.14. As of August 26, 2008, there were approximately 619 stockholders of record of our common stock and, according to our estimates, approximately 9,376 beneficial owners of our common stock. We have not paid dividends on our common stock since inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of June 30, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	5,662,600	$7.70	6,311,650
Equity compensation plans not approved by security holders	—	—	—

Total	5,662,600	$7.70	6,311,650

(1)	Includes the Company’s 2002 Stock Option Plan and 2006 Stock Incentive Plan.

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

	6/30/03	6/30/04	6/30/05	6/30/06	6/30/07	6/30/08
Immunomedics	100	77	27	42	66	34
NASDAQ Composite	100	127	127	135	165	149
NASDAQ Pharmaceutical	100	120	128	137	139	87

Recent Sales of Unregistered Securties; Use of Proceeds from Registered Securities.

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6.	Selected Financial Data

The following table sets forth our consolidated financial data as of and for each of the five fiscal years ended June 30, 2008. The selected consolidated financial data as of and for each of the five years ended June 30, 2008, have been derived from our audited consolidated financial statements. The consolidated financial statements for the years ended June 30, 2008, 2007 and 2006, are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal year ended June 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Statements of Operations
Revenues	$3,651	$8,506	$4,353	$3,813	$4,306
Cost and expenses	26,689	24,207	28,699	32,315	27,112
Litigation settlement	—	—	—	1,112	—
(Loss) Gain on change in fair value of warrants	—	—	(270)	939	—
Impairment charge on marketable securities	(2,950)	—	—	—	—
Interest income (expenses) and other income – net	2,192	(1,492)	(4,507)	(599)	285
Minority interest	76	106	90	110	89
Foreign currency transaction (loss) gain	121	35	(17)	(4)	30

Loss before income tax benefit	(23,599)	(17,053)	(29,050)	(26,944)	(22,402)
Income tax benefit	690	397	490	385	234

Net loss	$(22,909)	$(16,656)	$(28,560)	$(26,559)	$(22,168)

Net loss per common share	$(0.31)	$(0.26)	$(0.52)	$(0.49)	$(0.44)

Weighted average shares outstanding	75,092	63,277	55,263	53,684	49,886

	As of June 30,
	2008	2007	2006	2005	2004
Balance Sheets
Cash, cash equivalents and marketable securities (1)	$26,182	$46,233	$41,827	$15,485	$13,479
Restricted securities (1)	—	1,275	2,550	18,126	5,101
Total assets	34,731	60,198	58,242	49,990	33,864
Long-term debt (2)	—	—	29,525	36,743	13,826
Stockholders’ (deficit) equity (3)	$(1,363)	$20,330	$(17,428)	$(220)	$12,428

(1)	Approximately $14,300,000 of restricted cash became available for use by the Company during the first quarter of fiscal year 2006 as a result of August 19, 2005 Special Shareholder’s Meeting authorizing an additional 40,000,000 shares of common stock.

(2)	All of the remaining 5% Senior Convertible Notes, due May 2008 were converted in shares of common stock during the 2007 fiscal year.

(3)	We have never paid cash dividends on our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Annual Report, and they may also be made a part of this Annual Report by reference to other documents filed with the Securities and Exchange Commission , or SEC, which is known as “incorporation by reference”.

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

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report or Form 10-K or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report or Form 10-K or the date of the document incorporated by reference in this Annual Report or Form 10-K as applicable. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by applicable law. All subsequent forward-looking statements attributable to the Company or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Overview

We are a New Jersey biopharmaceutical company primarily focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled, or “naked,” form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a broad pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes 119 issued patents in the U.S. and more than 295 other patents worldwide, protects our product candidates and technologies.

We continue to manufacture and commercialize LeukoScan in territories where regulatory approvals have been granted. As of June 30, 2008, research and development into diagnostic product candidates was no longer a material portion of our business.

From inception in 1982 until June 30, 2008 we had an accumulated deficit of approximately $242.0 million and have never earned a profit. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature or source of which cannot be predicted), our losses will continue as we continue to conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years.

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

We account for revenue arrangements that include multiple deliverables in accordance with Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Arrangements (EITF 00-21). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying the guidance, revenue arrangements with multiple deliverables can only be considered as separate units of accounting if: a) the delivered item has value to the customer on a standalone basis, b) there is objective and reliable evidence of the fair value of the undelivered items and c) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition. We concluded that the Development, Collaboration and License Agreement dated May 9, 2006 with UCB, S.A., the UCB Agreement should be accounted for as a single unit of accounting.

In January 2007, UCB, S.A. or UCB decided to stop further new patient enrollment into the SLE clinical trials designed and initiated by us. Investigators were advised by UCB of this decision, and protocol amendments were submitted to Institutional Review Boards to seek approval to treat patients with SLE who demonstrated clinical benefit in these trials. During the three-month period ended March 31, 2007, UCB and its experts in the field of SLE believed that the existing clinical trial protocols should be revised, including potential changes to patient enrollment criteria as such changes may result in more rapid patient enrollment.

As a result of the UCB decision to terminate the two Phase III SLE trials, we are no longer able to determine when these clinical trials will take place nor can it determine how these decisions will impact its obligation period under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, we ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. We have been advised by UCB that it remains committed to developing epratuzumab for the treatment of SLE. The obligation period estimate will be re-evaluated when UCB makes a determination as to the next Phase III SLE clinical trials.

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

Revenue from product sales is recorded when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Allowances, if any, are established for uncollectible amounts and discounts. Since allowances are recorded based on management’s estimates, actual amounts may be different in the future.

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

These securities are classified as short-term investments in current assets on the consolidated balance sheet. The ARS held are all AAA rated collateralized by student loans, guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by insurance companies. To date we have collected all interest payable on all ARS when due and expect to continue to do so in the future.

As of June 30, 2008, we held six auction rate securities with a par value of $23.0 million, and these securities are classified as short-term investments on the consolidated balance sheet. Until February 2008, the auction rate securities market was highly liquid. During the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. The continued uncertainties in the credit markets have affected our holdings in ARS investments as the auctions for these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.

We reviewed ARS for impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. This treatment is appropriate when a loss in an investment is determined to be temporary in nature and a company has the ability to hold the investment until a recovery in market value takes place. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and results in a charge to earnings for the applicable accounting period. In evaluating the impairment of our ARS, we classified such impairments as an other than temporary impairment. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

As a result of our assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, we determined that the estimated fair value no longer approximates par value, although we continue to earn interest on the current auction rate security investments at the maximum contractual rate. Accordingly, we have recorded an other than temporary impairment charge of $2.95 million to reduce the value of the ARS to their estimated fair value of $20.05 million. We estimated the fair value of these ARS using a discounted cash flow model to determine the estimated fair value of our investment in ARS as of June 30, 2008. The significant assumptions used in preparing the discounted cash flow model include (i) estimates for the investment’s contractual bond coupon rates, (ii) the market yield interest rates and (iii) the effective maturity period (which is the period the auctions are expected to resume its normal function). If our estimates regarding the fair value of these securities are inaccurate, a future other-than-temporary impairment charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and, as such, we may be required to record additional unrealized losses for impairment if we determine there are further declines in fair value.

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

Stock Based Compensation

We currently have an Employee Share Option Plan, or the Plan, which permits the grant of share options and shares to our employees for up to 8 million shares of common stock. A summary of this plan is provided in Note 7. We believe that such awards better align the interests of our employees with those of our shareholders. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan).

The fair value of each option granted during the years ended June 30, 2008, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the following table:

	Years ended June 30,
	2008	2007	2006
Expected dividend yield	0%	0%	0%
Expected option term (years)	5.40	6.25	6.25
Expected stock price volatility	93%	93%	94%
Risk-free interest rate	2.88% - 5.11%	4.50% - 5.10%	4.06% - 5.05%

The weighted average fair value at the date of grant for options granted during the years ended June 30, 2008, 2007 and 2006 were $2.93, $2.75 and $2.02 per share, respectively. We use historical data to estimate employee forfeitures, which for the 2008 fiscal year was 5% for employees, 0% for executive officers and 1% for outside directors within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

We have 931,854 non-vested options and restricted stock units outstanding. As of June 30, 2008 and June 30, 2007 there was $2,119,000 and $1,419,000, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.5 years. The weighted average remaining contractual terms of the exercisable shares is 4.37 years and 5.19 years as of June 30, 2008 and June 30, 2007, respectively.

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

Life Insurance Policies

Split-Dollar Life Policy

In September 1994, the Company had entered into a split dollar life insurance arrangement with Dr. Goldenberg and a trust controlled by his family (the “Trust”) pursuant to which the Company had agreed to pay a significant portion of the premiums on a whole life insurance policy insuring Dr. Goldenberg and owned by and benefiting the Trust. The Company would be repaid the lesser of the cumulative premium payments it has made with respect to the policy or the cash surrender value of the policy upon Dr. Goldenberg’s death or the voluntary termination of the arrangement by Dr. Goldenberg out of the policies’ existing surrender value at the time of repayment. In accordance with EITF 06-10, “Accounting for Collateral Assignment Split Dollar Life Insurance”, an employer should recognize a liability for any post employment benefit in accordance with APB Opinion No. 12 associated with split-dollar life insurance plans. Since the contractual terms of the arrangement provide that the Company may not be reimbursed the premiums of the policy upon termination of employment, the Company accrued a liability for a post employment benefit, which was based on a number of assumptions. The measurement of the related benefit was based on a number of probability-weighted assumptions. The more significant of these assumptions were: (a) the appropriate discount rate to use in computing the present value of the benefit; (b) the expected return on cash surrender values; (c) the estimated retirement date; and (d) the expected period of time after employment and prior to the death benefit. Actual results will likely differ from the assumptions used. Those differences, along with changes made in the assumptions used from period to period, would impact the amounts reported in the financial statements. The Company had recognized an asset based on the amount that could be realized under the insurance contract as of the date of each balance sheet. The amount the Company could realize was the lesser of the premiums paid by the Company or the cash surrender value of the policy.

Other Life Insurance Policies

The Company has various other life insurance policies on Dr. Goldenberg; some of the policies are for the benefit of the Company and some of the policies were previously for the benefit of Dr. Goldenberg. When the Company is the beneficiary of the policy, and there are no other contractual arrangements between the Company and Dr. Goldenberg, the Company recognizes the amount that could be realized under the insurance arrangement as an asset in the balance sheet. When the Company was the owner of the policy, but had contractually agreed to give Dr. Goldenberg rights to the policy, the Company would record both an asset for the amount that could be realized under the insurance arrangement, and a corresponding liability that represented the value contractually benefiting Dr. Goldenberg.

Results of Operations

Fiscal Year 2008 compared to Fiscal Year 2007

Revenues for the fiscal year ended June 30, 2008 were $3,651,000 as compared to $8,506,000 for the fiscal year ended June 30, 2007, representing a decrease of $4,855,000, or 57%. There were no license fee and other revenue for the 2008 fiscal year compared to $5,381,000 for the 2007 fiscal year. The current fiscal year did not include any amortization of deferred revenues due to the decision by UCB in February 2007 to stop patient enrollment into the SLE clinical trials, as discussed in our Critical Accounting Policy. Product sales for the year ended June 30, 2008 were $3,402,000, as compared to $2,991,000 for the same period in 2007, representing an increase of $411,000 or 14% due to the favorable currency impact of the Euro and increased sales of LeukoScan in Europe over the previous year. Research and development revenues for the year ended June 30, 2008 were $249,000 as compared to $134,000 for the same period of 2007, a result of two grant programs in effect over one program available in the previous year.

Total operating expenses for the fiscal year ended June 30, 2008 were $26,689,000 as compared to $24,208,000 in the fiscal year ended June 30, 2007, representing an increase of $2,481,000 or 10%. Research and development expenses for the fiscal year ended June 30, 2008 increased by $2,368,000, or 12%, to $22,209,000 from $19,841,000 in fiscal year ended June 30, 2007 due primarily to increased headcount and related salaries, employee benefits and higher patent expenses. Cost of goods sold for fiscal year ended June 30, 2008 decreased by $155,000 to $444,000 from $599,000 in fiscal year ended June 30, 2007, primarily due to improved production yields experienced in 2008 in the manufacturing process of LeukoScan as compared to the fiscal year ended June 30, 2007, partially offset by costs associated with higher sales of diagnostic kits in fiscal year ended June 30, 2008.

Sales and marketing expenses for fiscal year 2008 were $780,000 as compared to $490,000 for fiscal year 2007, representing an increase of $290,000. The increase in sales and marketing expenses was due to higher salaries and taxes for European employees as a result of the decline in the U.S. Dollar. General and administrative expenses for fiscal year 2008 decreased by $20,000 from $3,277,000 in fiscal year 2007 to $3,257,000.

A charge of $2,950,000 was reported for the year ended June 30, 2008 for an other than temporary impairment charge on marketable securities associated with our investments in auction rate securities. See discussion in Note 3 to the consolidated financial statements for more information on our investments in auction rate securities and this other than temporary impairment charge.

Interest and other income for fiscal year 2008 increased by $516,000 from $1,741,000 in fiscal year 2007 to $2,257,000 in fiscal year 2008, primarily due to the sale of four executive life insurance contracts which were no longer deemed to be necessary (resulting in $523,000 of other income).

Interest expense decreased from $3,234,000 in fiscal year 2007 to $65,000 in fiscal year 2008. This decrease resulted primarily from the conversion of the 5% senior convertible notes into the Company’s common stock during the 2007 fiscal year.

For fiscal years 2008 and 2007, we recorded a tax benefit of $1,063,000 and $647,000, respectively, as a result of our sale of approximately $13,194,000 and $8,031,000 of New Jersey state net operating losses, respectively. For the 2008 fiscal year, we recorded a Federal income tax provision of $26,000 and our foreign subsidiaries recorded a foreign tax provision of $333,000. For the 2007 fiscal year, we recorded a Federal income tax provision of $100,000 and our foreign subsidiaries recorded a foreign tax provision of $104,000. The tax benefits for 2008 and 2007 fiscal years were also partially offset by New Jersey state income tax provisions of $14,000 and $46,000, respectively.

Net loss allocable to common stockholders for fiscal year 2008 is $22,909,000, or $0.31 per share as compared to $16,656,000, or $0.26 per share, in fiscal year 2007.

Fiscal Year 2007 compared to Fiscal Year 2006

Revenues for the fiscal year ended June 30, 2007 were $8,506,000 as compared to $4,353,000 for the fiscal year ended June 30, 2006, representing an increase of $4,153,000, or 95%, primarily due to the impact of the recognition of a portion of the deferred revenue from the Development, Collaboration and License Agreement dated May 9, 2006 with UCB, S.A. (the UCB Agreement), as well as higher product sales. Product sales of $2,991,000 for the 2007 fiscal year were $737,000 higher, primarily due to higher sales in Europe than in the prior year due to having the LeukoScan® product available for the entire 2007 fiscal year. On January 30, 2006 approval was received from the European Regulatory Agency to market LeukoScan® for the revision to our manufacturing process. License fee and other revenues for fiscal year 2007 increased to $5,381,000 from $1,830,000 for the same period in 2006, primarily from the recognition of a portion of the deferred revenue earned under the UCB Agreement.

Total operating expenses for fiscal year 2007 were $24,208,000 as compared to $28,699,000 in fiscal year 2006, representing a decrease of $4,491,000, or 16%. Research and development expenses for fiscal year 2007 declined by $2,940,000, or 13%, to $19,841,000 from $22,781,000 in fiscal year 2006 due primarily to the transfer of the SLE clinical trials to UCB as part of the UCB Agreement. Cost of goods sold for fiscal year 2007 increased by $125,000 to $599,000 from $474,000 in fiscal year 2006, primarily due to higher sales of diagnostic kits and lower production yields in the manufacturing process of LeukoScan in the 2007 fiscal year.

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

Interest expense decreased from $5,175,000 in fiscal year 2006 to $3,234,000 in fiscal year 2007. This decrease resulted primarily from the conversion of the 5% senior convertible notes, due May 2008, or the 5% Notes, from the previous fiscal year and the conversion of the remaining 5% Notes in fiscal 2007.

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

Research and Development Expenses

Research and development expenses for our product candidates in development were $22,209,000 for the fiscal year ended June 30, 2008, $19,841,000 for the fiscal year ended June 30, 2007 and $22,781,000 for the fiscal year ended June 30, 2006. Research and development expenses increased by 2,368,000 in 2008 or 12% as compared to 2007. Research and development expenses decreased by $2,940,000 in 2007 or 13% as compared to 2006.

We do not track expenses on the basis of each individual compound under investigation or through clinical trials and therefore we do not provide a breakdown of such historical information in that format. We evaluate projects under development from an operational perspective, including such factors as results of individual compounds from laboratory/animal testing, patient results and enrollment statistics in clinical trials. It is important to note that multiple product candidates are often tested simultaneously. It is not possible to calculate each antibody’s supply costs. There are many different development processes and test methods that examine multiple product candidates at the same time. We have, historically, tracked our costs in the categories discussed below, specifically “research costs” and “product development costs” and by the types of costs outlined below.

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

	Years Ended June 30,
	2008	2007	2006
	(in Thousands)
Research Costs	$5,197	$4,936	$4,975
Product Development Costs	17,012	14,905	17,806

Total	$22,209	$19,841	$22,781

Research Costs

Research costs in total increased by $261,000 or 5% for the year ended June 30, 2008. Research costs in total decreased by $39,000 or 1% for the year ended June 30, 2007 as compared to 2006. The changes in research costs primarily relate to the following:

Lab supplies and chemical reagent costs were $482,000 in 2008, a decrease of $73,000 from 2007. This decrease was a result of the usage of the replenishment of supplies from the previous year and from the Company’s cost savings efforts during the 2008 fiscal year. Lab supplies and chemical reagent costs were $555,000 in 2007, an increase of $120,000 or 27% over 2006. The increase in spending in 2007 was to replenish supplies that were utilized during 2006 but not purchased due to cost control efforts implemented by the Company prior to the UCB Agreement in May 2006.

Personnel costs in 2008 were $2,250,000, an increase of $549,000 or 32% as compared to 2007. This increase was a result of an increase to the employee headcount to offset the previous years’ attrition.

Personnel costs in 2007 were $1,701,000 a decrease of $159,000 or 9% as compared to 2006. These declines resulted primarily from employee attrition and cost savings efforts during the year.

Patent expenses for 2008 were $243,000 an increase of $181,000 or 291% over 2007. The increase was primarily due to higher professional fees for patent filings and support.

Animal studies conducted by outside organizations in 2008 were $147,000, a decrease of $637,000 or 81% from 2007, as testing for toxicity studies for compounds in the preclinical stage were reduced on the current status of product development.

Product Development Costs

Product development costs for the year ended June 30, 2008 in total increased by $2,107,000 or 14% as compared to 2007. Product development costs for the year ended June 30, 2007 in total decreased by $2,901,000 or 16% as compared to 2006. The changes in product development costs primarily relate to the following:

Clinical trial expenses in fiscal year 2008 were $118,000, a decrease of $1,085,000 or 90% over 2007. The reduction in these expenses were primarily the result of the closure of a number of clinical trials that were either completed or which the Company decided it was no longer going to pursue. Clinical trial expenses in 2007 were $1,203,000, a decrease of $3,139,000 or 72% over 2006. This decrease is primarily the result of the transfer of the Phase III clinical trials for SLE to UCB, effective May 9, 2006, with UCB responsible for the investigator fee and all other expenses associated with these Phase III trials.

Personnel costs in 2008 were $5,147,000, an increase of $825,000 or 19% as compared to 2007. This increase was primarily a result of an increase to the employee headcount to offset the previous years’ attrition and to provide for increased product development and quality control efforts. Personnel costs in 2007 were $4,322,000, a decrease of $250,000 or 5% as compared to 2006. This decrease was primarily due to employee attrition during the year, partially as a result of the transfer of the Phase III clinical trials to UCB in May 2006.

Patent expenses for 2008 were $2,798,000 an increase of $903,000 or 48% over 2007. Patent expenses for 2007 were $1,895,000, an increase of $644,000 or 51% over 2006. The increase for 2008 was primarily due to higher professional fees incurred for patent litigation defense. The increase in the 2007 fiscal year was primarily for professional fees for patent filings and support.

Lab supplies and chemical reagent costs were $1,931,000 in 2008, an increase of $374,000 or 24% over 2007. The increase for 2008 was primarily the result of increased production development efforts over the previous year. Lab supplies and chemical reagent costs were $1,557,000 in 2007, a decrease of $129,000 or 8% over 2006. The reduction for 2007 was a result of delayed production of clinical antibodies as part of cost control efforts in 2007 and 2006 and lower demand of the clinical trials with the transfer of the Phase III clinical trials for SLE in May 2006.

Expenses for outside testing were $1,221,000 in 2008, and increase of $779,000 or 176% over 2007. This increase was primarily for procedures performed for testing for product safety and validations for manufacturing process.

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

The duration and cost of clinical trials through each of the clinical phases may vary significantly over the life of a particular project as a result of, among other things, the following factors:

•	the length of time required to recruit qualified patients for clinical trials;

•	the duration of patient follow-up in light of trials results;

•	the number of clinical sites required for trials and;

•	the number of patients that ultimately participate.

Liquidity and Capital Resources

Since our inception in 1982, we have financed our operations primarily through public and private sales of our equity securities, revenue earned and cash received under licensing agreements and, to a lesser degree, from sales of CEA-Scan® and LeukoScan®, research grants from various sources and investment income.

Discussion of Cash Flows

Cash flows from operations. Net cash used in operating activities for the year ended June 30, 2008 was $15.7 million, compared to $17.9 million for the year ended June 30, 2007. Despite the loss on operations of $22.9 million for the current year, the net cash used in operations was $7.2 million lower than the loss on operations due to non-cash charges, primarily the $2.95 million impairment charge on marketable securities, $1.6 million of depreciation expense and $1.0 million of stock compensation expense. In addition we received $3.3 million for the cash surrender value from the termination of executive life insurance policies in fiscal 2008. For the 2007 fiscal year, the net cash used in operations was $1.3 million higher than the $16.7 million loss on operations. This decline resulted from the $5.3 million non-cash deferred revenue and the payment of $1.2 million for accrued legal fee, partially offset by the interest expense paid for with common stock ($3.0 million), depreciation expense ($1.6 million) and increase in deferred compensation, ($0.7 million). The decline in the cash flow used in operations of $17.9 million for the fiscal year ended June 30, 2007 as compared to $12.1 million provided from operations in fiscal year ended June 30, 2006 was primarily the result of the cash receipt of $38.0 million from the UCB Agreement in May 2006, partially offset by reduced spending in fiscal year 2007 for the clinical trials that were assumed by UCB and higher levels of interest income.

Cash flows from investing. Net cash provided by investing activities for the year ended June 30, 2008 was $4.0 million compared to $25.4 million of net cash used in investing activities for the year ended June 30, 2007. The increase in cash flow from investing for 2008 was the result of the sale of $4.0 million of marketable securities necessary to fund operations in addition to the use of cash and cash equivalents on hand. In fiscal year 2007 the Company purchased $25.0 million of marketable securities utilizing a portion of the $38.0 million of proceeds received from the UCB Agreement in May 2006. The cash received from investing activities in the fiscal year ended June 30, 2006 was derived from the sale of marketable securities to fund operations prior to the completion of the UCB Agreement.

Cash flows from financing. Net cash used in financing activities for the year ended June 30, 2008 was $1.2 million compared to net cash provided by financing activities of $21.5 million for the year ended June 30, 2007. The cash used in financing activities in the 2008 fiscal year was for the payment of debt. The cash provided from financing activities in the fiscal year ended June 30, 2007 was primarily due to net proceeds received from the sale of common stock of $22.3 million in May 2007, which more than offset the payment of debt for the year. The $21.5 million of cash flow provided by financing activities in fiscal year 2007 was higher than the $13.1 million provided by financing activities in fiscal year 2006. There was no corresponding equity sale of securities in the 2006 fiscal year, however, the Company did receive $14.3 million held in escrow from the sales of 5% senior convertible notes that had been issued in the 2005 fiscal year.

At June 30, 2008, we had working capital of $24,175,000, representing a decline of $18,906,000 from $43,081,000 at June 30, 2007. The decline in current assets was primarily due to the reduction of our cash and cash equivalents of $13.0 million and marketable securities of $4.1 million to fund our loss from operations. Marketable securities also declined due to the $2.95 million impairment charge for our auction rate securities. This decrease was partially offset by the cash receipts of $3.3 million for the cash surrender value from the termination of an executive life insurance policy. At June 30, 2008, there was no long-term debt, as a result of the payment of the remaining portion of the New Jersey Economic Development Authority during the 2008 fiscal year. On June 6, 2008, the Company obtained a line of credit for a period of up to one year at an interest rate of LIBOR plus 1% (or 3.46% at June 30, 2008), for up to $9.0 million with a financial institution, secured by the auction rate securities. As of June 30, 2008 no borrowings had occurred by the Company under this line of credit. In August 2008, the obligations of the parties under this agreement were terminated.

On July 11, 2008, we entered into the Nycomed Agreement providing Nycomed GmbH an exclusive worldwide license to develop, manufacture, and commercialize veltuzumab, our humanized anti-CD20 antibody, in the subcutaneous formulation, for the treatment of all non-cancer indications. Under the terms of the Nycomed Agreement, we retain the right to develop veltuzumab in the field of oncology. In addition, we will continue our ongoing Phase I/II study in immune thrombocytopenic purpura, or ITP and Nycomed will reimburse us for all expenses incurred in connection with this study. The Nycomed Agreement also provides us with an option to co-promote veltuzumab for the treatment of ITP in the United States. Under the terms of the Nycomed Agreement, on August 21, 2008 we received initial cash payments totaling $40 million (before fees).

Our cash and cash equivalents of $6,132,000 and marketable securities of $20,050,000 totaled $26,182,000 at June 30, 2008, representing a decrease of $20,051,000 from $46,233,000 at June 30, 2007. This reduction was primarily attributable to our use of cash in operations and the $2.95 million impairment charge to our auction rate securities, partially offset by the sales of proceeds of $3,300,000 for executive life insurance policies.

We hold a variety of ARS that represent investments in pools of assets. These ARS investments were intended to provide liquidity via an auction process that reset the applicable interest rate at predetermined calendar intervals that allowed investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets over the last six months affected all of our holdings in ARS investments and auctions for our investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2032 to 2045. All of the ARS investments are investment grade quality and were consistent with our investment policy at the time of acquisition.

Previously the fair value of ARS investments approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. The estimated fair value of ARS no longer approximates par value.

We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of June 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of June 30, 2008 we determined there was a decline in the fair value of our ARS investments of $2.95 million, which was deemed an other than temporary impairment.

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional other impairment charges in future periods. We continue to monitor the market for ARS transactions and consider their impact (if any) on the fair value of our investments, see Note 2, Concentration of Credit Risk.

With the $40.0 million of cash proceeds from the Nycomed Agreement received on August 21, 2008, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. Cash requirements in fiscal year 2009 are expected to be at a higher level than in fiscal year 2008 due to increased spending for research and development activities. However, research and development activities are expected to continue to expand over time and we do not believe we will have adequate cash to complete our research and development compounds in our development pipeline in line with our corporate strategy. As a result, we will continue to require additional financial resources in order to continue our research and development programs, clinical trials of product candidates and regulatory filings.

We continue to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of our proprietary technologies. There can be no assurance that Immunomedics will be able to raise the additional capital it will need on commercially acceptable terms if at all. If we were unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

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

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility and employment contracts in effect for our Chairman of the Board, Chief Medical Officer and Chief Scientific Officer and the President/Chief Executive Officer. We have identified and quantified the significant commitments in the following table for the fiscal years ending June 30:

	Payments Due by Period (in thousands)
Contractual Obligation	2009	2010	2011	2012	2013	Thereafter	Total
Operating Lease(1)	$556	$556	$556	$662	$715	$6,556	$9,601
Employment Contracts(2)	$1,341	995	995	150	150	150	$3,781

TOTAL	$1,897	$1,551	$1,551	$812	$865	$6,706	$13,382

(1)	In November 2001, we renewed our operating lease for our Morris Plains, New Jersey facility for an additional term of 20 years expiring in October 2021 at a base annual rate of $545,000, which included an additional 15,000 square feet. The rent is fixed for the first five years and increases every five years thereafter.

(2)	Included are employment contracts with both David M. Goldenberg, our Chief Medical Officer and Chief Scientific Officer, and Cynthia Sullivan, our President/Chief Executive Officer. The four-year employment contract with David M. Goldenberg was entered into effective July 1, 2007. This contract also includes a minimum royalty agreement, a percentage of the consideration the Company receives from licensing agreements, sales of intellectual properties and disposition of undeveloped assets, as disclosed in the employment agreement. The amounts included above are only the minimum payments and do not include possible additional incentive compensation included in the employment contract. On December 31, 2006, the Board of Directors entered into an employment contract with Cynthia Sullivan, which expires on December 30, 2008.

Recently Issued Accounting Pronouncements

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 provides that nonrefundable advance payments for goods or services that will be used or provided for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the related goods are delivered or the related services are performed, and provides guidance with respect to evaluation of the expectation of goods to be received or services to be provided. The provisions of EITF 07-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Immunomedics will adopt EITF 07-03 on July 1, 2008. The effects of applying the consensus of EITF 07-03 are to be reported prospectively for new contracts entered into on or after the effective date. We do not believe the adoption of EITF 07-03 will have a significant impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted for all assets and liabilities that have not been specifically deferred. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. Collectively, these Staff Positions allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis and amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions The Company is currently evaluating the impact, if any, that SFAS 157 will have on its consolidated financial position, results of operations and cash flows. The Company does not believe the adoption of SFAS No. 157 will have a significant impact on the consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that the effect of the first remeasurement to fair value will be reported as a cumulative-effect adjustment to the opening balance of retained earnings and unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 was effective for us on July 1, 2008. Immunomedics does not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

In December 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the requirements of EITF 07-1; however, it does not believe that its adoption will have a significant impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. SFAS No. 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment. SFAS No. 160 also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for all fiscal years, and interim periods within those fiscal years, beginning on for after December 15, 2008. The Company does not believe that the adoption of SFAS No. 160 will have a significant impact on its consolidated financial statements.

In June 2007, the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. The Company is currently evaluating the requirements of EITF 07-3; however, it does not believe that its adoption will have a significant impact on its consolidated financial statements.

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

During the early part of 2008, liquidity issues began to affect the global credit and capital markets. As a result, securities known as auction rate securities (ARS), which historically have had a liquid market and had their interest rates reset periodically (e.g. monthly) through dutch auctions, began to fail at auction. These auction failures have caused ARS to become illiquid since investors are hesitant to purchase these types of investments, which in turn has caused the fair market values for these securities to decline. As of June30, 2008, the Company has $23.0 million invested in ARS with long-term nominal maturities for which interest rates are reset through a dutch-auction each month. These monthly auctions have historically provided a liquid market for these securities. The Company’s investments in ARS all currently have AAA/Aaa credit ratings and interest continues to be paid by the issuers of the securities. The ARS held are all AAA rated collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by insurance companies.

As a result of the liquidity issues experienced in the global credit and capital markets, certain of the ARS, with a total principal value of $23.0 million held by the Company at June 30, 2008, have experienced multiple failed auctions since February 2008. The estimated fair market value at June 30, 2008, of the Company’s ARS with continuing auction failures totaled approximately $20.0 million. The Company estimated the fair value of these auction rate securities using a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2008. The Company reviews for impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. This treatment is appropriate when a loss in an investment is determined to be temporary in nature and the Company has the intent and ability to hold the investment until a recovery in market value takes place. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income (loss) for the applicable accounting period. The Company determined that the entire impairment related to its ARS was other than temporary and recorded an impairment charge in other income (expense) on its consolidated statements of operations.

The table below presents the amounts and related weighted average interest rates by fiscal year of maturity for our investment portfolio in marketable securities as of June 30, 2008:

	Expected Maturity Date
	2009	2010	2011	2012	2013	2014 and thereafter	Total	Fair Value
		(in thousands)
Variable rate	$—	—	—	—	—	$23,000	$23,000	$20,050
Average Interest rate	—	—	—	—	—	2.83%	2.83%

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Immunomedics, Inc.

We have audited the accompanying consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immunomedics, Inc. and subsidiaries at June 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Immunomedics, Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

August 22, 2008

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	June 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$6,132,470	$19,088,089
Marketable securities	20,050,000	27,145,320
Accounts receivable, net of allowance for doubtful accounts of $192,000 and $109,000 at June 30, 2008 and June 30, 2007, respectively	1,057,974	708,212
Inventory	469,964	307,909
Prepaid expenses	434,305	449,709
Other current assets	212,035	266,313
Restricted cash/securities – current portion	—	1,275,200

Total current assets	28,356,748	49,240,752
Property and equipment, net	5,923,170	7,307,685
Value of life insurance policies	420,774	3,618,538
Other long-term assets	30,000	31,264

	$34,730,692	$60,198,239

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$1,275,200
Accounts payable and accrued expenses	4,182,236	4,884,686

Total current liabilities	4,182,236	6,159,886

Other liabilities	766,123	659,546
Deferred compensation	—	1,826,885
Deferred revenues – long term portion	31,145,385	31,145,385
Minority interest	—	76,126
Commitments and Contingencies
Stockholders’ (deficit) equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2008 and June 30, 2007	—	—
Common stock, $.01 par value; authorized 110,000,000 shares; issued and outstanding, 75,107,164 and 75,062,164 shares at June 30, 2008 and June 30, 2007, respectively	751,071	750,621
Capital contributed in excess of par	239,891,558	238,808,181
Treasury stock, at cost, 34,725 shares	(458,370)	(458,370)
Accumulated deficit	(242,097,892)	(219,188,818)
Accumulated other comprehensive income	550,581	418,797

Total stockholders’ (deficit) equity	(1,363,052)	20,330,411

	$34,730,692	$60,198,239

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Years ended June 30,
	2008	2007	2006
Revenues:
Product sales	$3,402,076	$2,991,069	$2,253,748
License fee and other revenues	—	5,380,658	1,830,460
Research and development	248,619	134,285	268,570

Total revenues	3,650,695	8,506,012	4,352,778

Costs and Expenses:
Costs of goods sold	443,601	599,406	473,733
Research and development	22,208,671	19,840,878	22,780,529
Sales and marketing	780,049	490,331	758,324
General and administrative	3,257,162	3,276,901	4,686,584

Total costs and expenses	26,689,483	24,207,516	28,699,170

Operating loss	(23,038,788)	(15,701,504)	(24,346,392)
Impairment charge on marketable securities	(2,950,000)	—	—
Loss on change in fair value of warrants	—	—	(269,988)
Interest and other income	2,256,553	1,741,394	667,427
Interest expense	(64,716)	(3,234,266)	(5,175,312)
Minority interest	76,126	105,874	90,160
Foreign currency transaction gain (loss)	121,425	35,097	(16,786)

Loss before income tax benefit	(23,599,400)	(17,053,405)	(29,050,891)
Income tax benefit	690,326	397,491	490,415

Net loss	$(22,909,074)	$(16,655,914)	$(28,560,476)

Per Share Data (basic and diluted):
Net loss	$(0.31)	$(0.26)	$(0.52)

Weighted average number of common shares outstanding	75,092,779	63,277,095	55,263,365

Comprehensive loss:
Net loss	$(22,909,074)	$(16,655,914)	$(28,560,476)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	127,104	70,763	52,938
Unrealized gain on securities available for sale	4,680	11,854	30,477

Other comprehensive income	131,784	82,617	83,415

Comprehensive loss	$(22,777,290)	$(16,573,297)	$(28,477,061)

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Preferred Stock		Common Stock		Capital Contributed in Excess of Par	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, at June 30, 2005,	—	—	54,073,059	$540,730	$173,417,147	$(458,370)	$(173,972,428)	$252,765	$(220,156)
Exercise of options to purchase common stock	—	—	54,250	543	95,145	—	—	—	95,688
Stock based compensation	—	—	—	—	31,846	—	—	—	31,846
Warrants reclassified to equity	—	—	—	—	3,018,228	—	—	—	3,018,228
Conversion of 5% notes to common stock	—	—	2,808,543	28,085	6,415,167	—	—	—	6,443,252
Payment of interest expense in common stock	—	—	602,179	6,022	1,673,876	—	—	—	1,679,898
Other comprehensive income	—	—	—	—	—	—	—	83,415	83,415
Net loss	—	—	—	—	—	—	(28,560,476)	—	(28,560,476)

Balance, at June 30, 2006	—	—	57,538,031	575,380	184,651,409	(458,370)	(202,532,904)	336,180	(17,428,305)
Exercise of options to purchase common stock	—	—	87,150	871	229,976	—	—	—	230,847
Issuance of common stock pursuant to a private placement, net	—	—	4,848,485	48,485	22,283,703	—	—	—	22,332,188
Stock based compensation	—	—	—	—	353,013	—	—	—	353,013
Warrants exercised	—	—	64,935	649	192,857	—	—	—	193,506
Conversion of 5% notes to common stock	—	—	11,566,800	115,668	28,072,083	—	—	—	28,187,751
Payment of interest expense in common stock	—	—	956,763	9,568	3,025,140	—	—	—	3,034,708
Other comprehensive income	—	—	—	—	—	—	—	82,617	82,617
Net loss	—	—	—	—	—	—	(16,655,914)	—	(16,655,914)

Balance, at June 30, 2007	—	—	75,062,164	$750,621	$238,808,181	$(458,370)	$(219,188,818)	$418,797	$20,330,411
Exercise of options to purchase common stock	—	—	45,000	450	83,750				84,200
Stock based compensation	—	—			999,627				999,627
Other comprehensive income	—	—						131,784	131,784
Net loss	—	—					(22,909,074)		(22,909,074)

Balance, at June 30, 2008	—	—	75,107,164	751,071	239,891,558	(458,370)	(242,097,892)	550,581	(1,363,052)

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(22,909,074)	$(16,655,914)	$(28,560,476)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,558,546	1,617,528	1,779,222
Sales of life insurance policies	3,320,218	—	—
Impairment charge on marketable securities	2,950,000	—	—
Receipt of proceeds from UCB Agreement	—	—	38,000,000
Amortization of deferred revenue	—	(5,334,615)	(1,520,000)
Minority interest	(76,126)	(105,874)	(90,160)
Provision (credit) for allowance for doubtful accounts	82,790	(8,068)	(30,160)
Inventory reserve	—	—	5,500
Amortization of premiums of marketable securities	—	15,759	106,205
Amortization of debt issuance costs and debt discount	—	348,554	2,457,111
Loss on change in fair value of warrants	—	—	269,988
Non-cash expense relating to issuance of stock options	999,627	353,013	31,846
Payment of interest expense with common stock	—	3,034,708	1,679,898
Other	131,784	70,763	52,938
Changes in operating assets and liabilities:
Accounts receivable	(432,552)	(201,532)	(58,994)
Inventories	(162,055)	233,121	(52,927)
Prepaid Expenses	15,404	(46,059)	197,608
Other current assets	54,278	(67,227)	(14,667)
Other long-term assets	1,264	1,477	(25,963)
Accounts payable and accrued expenses	572,750	(835,540)	(1,995,934)
Other liabilities	106,577	110,284	117,699
Value of life insurance policies	(122,454)	(1,157,111)	(297,000)
Deferred compensation	(1,826,885)	710,068	93,068

Net cash (used in) provided by operating activities	(15,735,908)	(17,916,665)	12,144,802

Cash flows from investing activities:
Purchase of marketable and restricted securities	(334,000,000)	(228,985,200)	(1,650,000)
Proceeds from maturities of marketable securities	338,145,320	204,060,000	5,448,160
Additions to property and equipment	(174,031)	(429,153)	(123,167)

Net cash provided by (used in) from investing activities	3,971,289	(25,354,353)	3,674,993

Cash flows from financing activities:
Proceed from issuance of common stock, net of transaction costs	—	22,332,188	—
Release of restricted funds from escrow	—	—	14,300,000
Payments of debt	(1,275,200)	(1,275,200)	(1,275,200)
Exercise of stock options and stock warrants	84,200	424,353	95,688

Net cash (used in) provided by financing activities	(1,191,000)	21,481,341	13,120,488

(Decrease) increase in cash and cash equivalents	(12,955,619)	(21,789,677)	28,940,283
Cash and cash equivalents at beginning of period	19,088,089	40,877,766	11,937,483

Cash and cash equivalents at end of period	$6,132,470	$19,088,089	$40,877,766

Supplemental disclosure of noncash financing activities:
Cash paid for interest	$64,716	$103,545	$1,080,482
Cash paid for income taxes	$189,743	$212,624	$1,480

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Overview

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

As of June 30, 2008, the Company had unrestricted cash, cash equivalents and marketable securities totaling $26,182,000. As a result of entering into the July 11, 2008 License and Collaboration Agreement, (the “Nycomed Agreement”) with Nycomed GmbH (“Nycomed”) (see Note 16) along with the receipt of the initial payments related thereto, the Company has sufficient funds to continue its operations and its research and development programs for at least the next twelve months. Cash requirements in fiscal year 2009 are expected to be at a higher level than in fiscal year 2008 due to increased spending for research and development activities and clinical trials for the therapeutic product candidates. However, research and development activities are expected to continue to expand over time and the Company does not believe it will have adequate cash to complete its research and development compounds in its development pipeline in line with its corporate strategy. As a result, Immunomedics will continue to require additional financial resources in order to continue its research and development programs, clinical trials of product candidates and regulatory filings.

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

2.	Summary of Significant Accounting Policies

Reclassification

Certain prior year balances have been reclassified to conform to the 2008 presentation.

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

Foreign Currencies

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity in the Consolidated Balance Sheets and are included in the determination of comprehensive income in the Consolidated Statements of Stockholders’ (Deficit) Equity. Transaction gains and losses are included in the determination of net income in the Consolidated Statements of Operations. As of June 30, 2008 and 2007, the cumulative unrealized foreign currency translation gain included in other comprehensive income was approximately $551,000 and $414,000, respectively.

Cash Equivalents and Marketable Securities

Immunomedics considers all highly liquid investments with original maturities of three months or less, at the time of purchase, to be cash equivalents.

Immunomedics’ investments in marketable securities are classified as securities that are available for sale. The marketable securities portfolio at June 30, 2008 consisted of long-term auction rate bonds that are tied to short-term interest notes that are reset through a “dutch auction” process. These Auction Rate Securities (ARS) are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. ARS have long-term scheduled maturities, but have interest rates that are typically reset at pre-determined intervals, (every 28 days for the securities purchased by Immunomedics), at which time the securities can typically be purchased or sold, creating a liquid market. Due to an active secondary market for such investments, the rate reset for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. The Company does not intend to hold these securities to maturity, but rather to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity.

During the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. The recent uncertainties in the credit markets have affected the ARS investments as the auctions for these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company is not able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. The Company has determined that the estimated fair value no longer approximates par value, although the Company continues to earn interest on the current auction rate security investments at the maximum contractual rate. Accordingly, an other than temporary impairment charge has been recorded to reduce the value of the ARS to their estimated fair value.

Accounts Receivable

Credit is extended to customers based upon an evaluation of the customer’s financial condition. Accounts receivable are recorded at net realizable value.

Allowance for Doubtful Accounts

The accounts receivable reserve methodology is based on historical analysis and a review of outstanding balances. The impact on the operating profit (loss) for a one percentage point change in the allowance for doubtful accounts is $2,000.

Concentration of Credit Risk

As of June 30, 2008, the Company has $23.0 million of principal invested in auction rate securities (ARS), which represents interests in student loans and student loan revenue bonds (Student Loans). These securities have long-term nominal maturities for which interest rates are reset through a dutch-auction each month and these auctions had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, these ARS have had multiple failed auctions since February 2008. The estimated fair market value at June 30, 2008, of the Company’s ARS with continuing auction failures totaled approximately $20.0 million. The Company estimated the fair value of these auction rate securities using a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2008. The Company reviews for impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. This treatment is appropriate when a loss in an investment is determined to be temporary in nature and the Company has the intent and ability to hold the investment until a recovery in market value takes place. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income (loss) for the applicable accounting period. The Company determined that the entire impairment related to its ARS was other than temporary and recorded an impairment charge in other income (expense) of $2.95 million in its consolidated statement of operations for the year ended June 30, 2008.

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

During the three-month period ended March 31, 2007 UCB and their experts in the field of SLE determined that the Phase III SLE clinical trials designed and initiated by Immunomedics prior to the UCB Agreement should be terminated. UCB decided to establish new protocols under which new clinical trials for the treatment of SLE would be conducted. As a result of the UCB decision to terminate the previously ongoing SLE clinical trials, whose progress had been interrupted by the September 2006 clinical hold, the Company was no longer able to determine when the clinical trials will take place nor can it determine how these decisions will impact its obligation period under the terms of the agreement with UCB. Accordingly, the Company has ceased amortizing to revenue the deferred revenue of the upfront payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable.

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

Split-Dollar Life Insurance Policies

In previous years the Company had collateral assignment split dollar life insurance arrangements with Dr. Goldenberg and a trust controlled by his family (the “Trust”) pursuant to which the Company had agreed to pay a significant portion of the premiums on a whole life insurance policy that insured Dr. Goldenberg and was owned by and benefited the Trust. The Company would repay the lesser of the cumulative premium payments that had been made with respect to the policy or the cash surrender value of the policy upon Dr. Goldenberg’s death or the voluntary termination of the arrangement by Dr. Goldenberg out of the policies’ existing surrender value at the time of repayment. As noted in EITF 06-10, “Accounting for Collateral Assignment Split Dollar Life Insurance”, an employer should recognize a liability for any post employment benefit associated with split-dollar life insurance plans. Since the contractual terms of the arrangement had provided that the Company would not be reimbursed the premiums of the policy upon termination of employment, the Company accrued a liability for a post employment benefit, which was based on a number of assumptions. The measurement of the related benefit was based on a number of probability-weighted assumptions. The more significant of these assumptions were: (a) the appropriate discount rate for computing the present value of the benefit; (b) the expected return on cash surrender values; (c) the estimated retirement date; and (d) the expected period of time after employment and prior to the death benefit. Actual results would likely differ from the assumptions used. Those differences, along with changes that may be made in the assumptions used from period to period, would impact the amounts reported in the financial statements.

In the previous year the Company had recognized an asset in the financial statements based on the amount that could be realized under the insurance contract as of the date of each balance sheet. The amount the Company would realize was the lesser of the premiums paid by the Company or the cash surrender value of the policy. In December 2007, this split-dollar life insurance policy was terminated by the Company and Dr. Goldenberg.

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

Income taxes were provided for profitable foreign jurisdictions at the applicable effective tax rate during the 2008 and the 2007 fiscal years ($333,000 and $104,000, respectively). No income taxes were provided for in fiscal year 2006 in those jurisdictions due to operating losses.

Benefits received resulting from the sale of the Company’s State of New Jersey net operating losses (“NOL”) are recognized as a tax benefit when the NOL is approved for sale by the State of New Jersey. During the 2008, 2007 and 2006 fiscal years, the Company sold and received benefits of approximately $1,062,000, $647,000 and $514,000, respectively, as a result of the State of New Jersey NOL program.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 as of July 1, 2007, as required, and determined that the adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations. The Company did not recognize interest or penalties related to income taxes during the years ended June 30, 2008, 2007 or 2006 and did not accrue for interest or penalties as of June 30, 2008 or 2007. The Company does not have an accrual for uncertain tax positions as of June 30, 2008 or 2007. The U.S. Federal statute of limitation remains open for the fiscal years 2004 onward. State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return. Income taxes are provided for profitable foreign jurisdictions at the applicable effective tax rate.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For the purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the years ended June 30, 2008, 2007 and 2006. The common stock equivalents excluded from the diluted per share calculation are 5,662,600 for the fiscal year ended June 30, 2008, 7,958,328 for the fiscal year ended June 30, 2007 and 20,347,611 for the fiscal year ended June 30, 2006.

Comprehensive Loss

Comprehensive loss consists of net loss, net unrealized gains (losses) on securities available for sale and foreign currency translation adjustments and is presented in the Consolidated Statements of Operations and Comprehensive Loss.

Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan (the “Plan”) permits the grant of share options and shares to its employees for up to 8 million shares of common stock. A summary of this plan is provided in Note 7. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan).

The fair value of each option granted during the years ended June 30, 2008, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the following table:

	Years ended June 30,
	2008	2007	2006
Expected dividend yield	0%	0%	0%
Expected option term (years)	5.40	6.25	6.25
Expected stock price volatility	93%	93%	94%
Risk-free interest rate	2.88% -5.11%	4.50% -5.10%	4.06% -5.05%

The weighted average fair value at the date of grant for options granted during the years ended June 30, 2008, 2007 and 2006 were $3.88, $2.75 and $2.02 per share, respectively. The Company uses historical data to estimate forfeitures. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company has 931,854 non-vested options and restricted stock units outstanding. As of June 30, 2008 and June 30, 2007 there was $2,119,000 and $1,419,000, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.5 years. The weighted average remaining contractual terms of the exercisable shares is 4.37 years and 5.19 years as of June 30, 2008 and June 30, 2007, respectively.

Financial Instruments

The carrying amounts of cash and cash equivalents, other current assets and current liabilities, long term debt and restricted securities approximate fair value due to the short-term maturity of these instruments. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The fair value of the marketable securities was estimated by the Company using a discounted cash flow model, as discussed in Note 3.

Recently Issued Accounting Pronouncements

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 provides that nonrefundable advance payments for goods or services that will be used or provided for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the related goods are delivered or the related services are performed, and provides guidance with respect to evaluation of the expectation of goods to be received or services to be provided. The provisions of EITF 07-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Immunomedics will adopt EITF 07-03 on July 1, 2008. The effects of applying the consensus of EITF 07-03 are to be reported prospectively for new contracts entered into on or after the effective date. The Company does not believe the adoption of EITF 07-03 will have a significant impact on the consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted for all assets and liabilities that have not been specifically deferred. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. Collectively, these Staff Positions allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis and amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions The Company is currently evaluating the impact, if any, that SFAS 157 will have on its consolidated financial position, results of operations and cash flows. The Company does not believe the adoption of SFAS No. 157 will have a significant impact on the consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that the effect of the first remeasurement to fair value will be reported as a cumulative-effect adjustment to the opening balance of retained earnings and unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 was effective for us on July 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

In December 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the requirements of EITF 07-1; however, it does not believe that its adoption will have a significant impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. SFAS No. 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment. SFAS No. 160 also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for all fiscal years, and interim periods within those fiscal years, beginning on for after December 15, 2008. The Company does not believe that the adoption of SFAS No. 160 will have a significant impact on its consolidated financial statements.

In June 2007, the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. The Company is currently evaluating the requirements of EITF 07-3; however, it does not believe that its adoption will have a significant impact on its consolidated financial statements.

3.	Marketable Securities

Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income (loss). Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at June 30, 2008 and 2007 consist of the following (in thousands):

	Adjusted Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
June 30, 2008
Auction Rate Securities	$20,050	$—	$—	$20,050

	$20,050	$—	$—	$20,050

June 30, 2007
Agency Bonds	$5,000	$—	$(5)	$4,995
Auction Rate Securities	22,150	—	—	22,150

	$27,150	$—	$(5)	$27,145

ARS are debt instruments that represent investments in pools of assets. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. ARS have long-term scheduled maturities, ranging from 2032 to 2046, but have interest rates that are typically reset at pre-determined intervals, (every 28 days for the securities purchased by the Company), at which time the securities can typically be purchased or sold, creating a liquid market. When there is an active market for such investments, the reset rate for each instrument is an opportunity to accept the rates that reset or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. The Company does not intend to hold these securities to maturity, but rather to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity.

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

As of December 31, 2007, the Company held eight auction rate securities that had a total par value of $29.0 million. Until February 2008, the auction rate securities market was highly liquid. During the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. Subsequent to this market failure, the Company was able to sell two of the auction rate securities at par value, comprising $6.0 million. As of June 30, 2008 the Company holds the six remaining auction rate securities with a par value of $23.0 million. The recent uncertainties in the credit markets have affected the Company’s holdings in ARS investments as the auctions for these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.

As a result of the Company’s assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, the Company determined that the estimated fair value no longer approximates par value, although the Company continues to earn interest on the current auction rate security investments at the maximum contractual rate. Accordingly, the Company recorded an other than temporary impairment charge of $2.95 million to reduce the value of the ARS to their estimated fair value of $20.0 million. The Company estimated the fair value of these auction rate securities using a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2008. The significant assumptions used in preparing the discounted cash flow model include (i) estimates for the investment’s contractual bond coupon rates, (ii) the market yield interest rates and (iii) the effective maturity period (which is the period the auctions are expected to resume its normal function). If the Company’s estimates regarding the fair value of these securities are inaccurate, a future other-than-temporary impairment charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and as such the Company may be required to record additional losses for impairment if the Company determines there are further declines in fair value.

4.	Inventory

Inventory consisted of the following at June 30 (in thousands):

	2008	2007
Work in process	$—	$58
Finished goods	470	250

	$470	$308

5.	Property and Equipment

Property and equipment consisted of the following at June 30 (in thousands):

	2008	2007
Machinery and equipment	$6,188	$6,076
Leasehold improvements	17,484	17,476
Furniture and fixtures	814	814
Computer equipment	1,450	1,396

	25,936	25,762
Accumulated depreciation and amortization	(20,013)	(18,454)

	$5,923	$7,308

Depreciation expense	$1,559	$1,617

6.	Other Balance Sheet Details

Accounts payable and accrued expenses consisted of the following at June 30 (in thousands):

	2008	2007
Trade accounts payable	$598	$1,312
Clinical trial accruals	1,649	2,116
Various legal counsel	123	425
Executive bonus	636	315
Foreign income tax payable	506	181
Miscellaneous other current liabilities	670	536

	$4,182	$4,885

7.	Stockholders’ Equity

Preferred Stock

The Certificate of Incorporation of the Company authorizes 10,000,000 shares of preferred stock, $.01 par value per share. The preferred stock may be issued from time to time in one or more series, with such distinctive serial designations, rights and preferences as shall be determined by the Board of Directors.

Common Stock

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

During the year ended June 30, 2007, holders of 5% Senior Convertible Notes, due May 2008 (the “5% Notes”) converted an aggregate of $12,770,000 of the 5% Notes principal and the Company paid approximately $959,000 of interest due to the Notes’ holders in shares of common stock. In addition, on February 7, 2007, in accordance with the terms of the 5% Notes, the Company caused the holders of the 5% Notes to convert an aggregate $17,535,000 of the 5% Notes principal, and the Company paid approximately $1,318,000 of interest due to these Notes’ holders in shares of common stock. The Company made a semi-annual interest payment of approximately $758,000 to the 5% Note holders on November 1, 2006. This interest payment may be made in (1) cash, (2) shares of common stock or (3) a combination thereof at the discretion of the Company. The Company decided to retire the accrued interest liability of approximately $758,000 due November 1, 2006 with payment of shares of common stock, resulting in an increase of common stock and additional paid in capital of $3,406 and $754,218, respectively. This transaction resulted in the issuance of 340,574 shares of common stock. These transactions resulted in the issuance of an aggregate of 12,523,563 shares of the Company’s common stock.

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

Stockholders Rights Plan

In February 2002, the Company’s Board of Directors declared a dividend of one new right per share pursuant to the 2002 Stockholder Rights Plan (the “2002 Rights Plan”) adopted by the Board of Directors. The 2002 Rights Plan involved the distribution of one “Right” as a dividend on each outstanding share of the Company’s common stock to each holder of record on March 15, 2002. The 2002 Rights Plan provides that if a third party acquires more than 15% of the Company’s common stock without prior approval of the Board of Directors, all of the stockholders of the Company (other than the acquiring party) will be entitled to buy either shares of a special series of our Preferred Shares, or shares of the Company’s common stock with a market value equal to double the Exercise Price for each Right they hold. Under these circumstances, the Board of Directors may instead allow each such Right (other than those held by the acquiring party) to be exchanged for one share of the Company’s common stock. The exercise or exchange of these Rights would have a substantial dilutive effect on the acquiring party. The Company’s Board of Directors retains the right at all times to discontinue the 2002 Rights Plan through redemption of all rights or amend the 2002 Rights Plan in any respect. The Rights will expire on March 1, 2012 (unless extended or unless the Rights are earlier redeemed by the Company as described in the 2002 Rights Plan). No shareholder has exercised this right as of June 30, 2008.

Stock Compensation Plan

At the Annual Stockholder Meeting on December 6, 2006, the Company’s stockholders approved the Immunomedics, Inc. 2006 Stock Incentive Plan (“2006 Stock Incentive Plan”). The plan was created with the intention to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive to remain with the organization. The December 6, 2006 approval authorized 12,000,000 shares of common stock for issuance, which was comprised of 6,736,625 shares of common stock previously available under the 2002 Employee Share Option Plan (the “2002 Plan”), including 5,346,800 shares subject to outstanding options and an additional 5,263,375 shares of common stock.

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

The Company’s Employee Share Option Plan (the “Plan”) permitted the grant of share options and shares to its employees for up to 8 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan). At June 30, 2008, 6,311,650 stock options were still available for future grant and shares of common stock were reserved for possible future issuance upon exercise of stock options both currently outstanding and which may be issued in the future.

Each of the Company’s outside Directors who had been a Director prior to July 1st of each year is granted, at the annual shareholder meeting of each year, an option to purchase shares of the Company’s common stock at fair market value on the grant date, the number of options to be issued is at the discretion of the Company’s Board of Directors. For fiscal years 2008, 2007 and 2006 stock options to purchase 95,000 (of which 26,667 were restricted stock units), 100,000 and 70,000 shares of common stock respectively, were granted to these Directors. When an outside Director is elected to the Board of Directors, they are awarded options for 10,000 shares of the Company’s common stock.

Information concerning options for the years ended June 30, 2008, 2007 and 2006 is summarized as follows:

	Number of Shares			Weighted Average Price
	2008	2007	2006	2008	2007	2006
Options outstanding, beginning of year	5,272,300	5,254,200	5,486,650	$7.82	$7.92	$8.62
Options granted	437,833	341,500	686,500	$3.88	$3.64	$2.55
Options exercised	(45,000)	(87,150)	(54,250)	$1.87	$2.65	$1.76
Options cancelled or forfeited	(129,200)	(236,250)	(864,700)	$8.03	$5.92	$6.30

Options outstanding, end of year	5,535,933	5,272,300	5,254,200	$7.55	$7.82	$7.92

The aggregate intrinsic value of the outstanding and exercisable stock options as of June 30, 2008 is $293,000 and $274,000, respectively. The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at June 30, 2008, for those options for which the quoted market price was in excess of the exercise price. The total intrinsic value of options exercised during the 2008, 2007 and 2006 fiscal years was $27,000, $174,000 and $30,000, respectively.

The following table summarizes information concerning options outstanding under the Plans at June 30, 2008:

Range of exercise price	Number outstanding at June 30, 2008	Weighted average exercise price	Weighted average remaining term (yrs.)	Number exercisable at June 30, 2008	Weighted average exercise price
$1.44 -3.00	1,533,433	$2.16	6.49	1,113,183	$2.05
3.01 - 5.00	1,304,000	4.28	4.63	830,313	4.23
5.01 - 8.00	1,366,000	6.50	5.12	1,354,750	6.51
8.01-18.00	716,500	15.86	2.23	716,500	15.86
$18.01-24.56	616,000	20.52	2.96	616,000	20.52

	5,535,933	$7.55	4.77	4,630,476	$8.34

As of June 30, 2008, there were 26,667 restricted stock units outstanding which are not included in the stock option tables above. During the 2008 fiscal year these restricted stock units were granted at a per share price of $2.38 per unit at time of grant, which become vested within one year of grant.

A summary of the Company’s non-vested restricted stock units at June 30, 2008, and changes during the year ended June 30, 2008 is presented below:

Non-Vested Restricted Stock Units	Number of Awards
Non-vested at July 1, 2007	—
Granted	26,667
Vested	—
Forfeited	—

Non-vested at June 30, 2008	26,667

The fair value of each option granted during the years ended June 30, 2008, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the following table:

	Years ended June 30,
	2008	2007	2006
Expected dividend yield	0%	0%	0%
Expected option term (years)	5.40	6.25	6.25
Expected stock price volatility	93%	93%	94%
Risk-free interest rate	2.88% -5.11%	4.50% -5.10%	4.06% -5.05%

The weighted average fair value at the date of grant for options granted during the years ended June 30, 2008, 2007 and 2006 were $2.93, $2.75 and $2.02 per share, respectively. The Company uses historical data to estimate employee forfeitures. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company has 931,854 non-vested options and restricted stock units outstanding. As of June 30, 2008 and June 30, 2007 there was $2,119,000 and $1,419,000, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.5 years. The weighted average remaining contractual terms of the exercisable shares is 4.37 years and 5.19 years as of June 30, 2008 and June 30, 2007, respectively.

The Company has outstanding warrants set to expire in April 2009 to purchase 100,000 shares of common stock at a price equal to $16.00 per share.

8.	Income Taxes

The (benefit) provision for income taxes is as follows (in thousands):

	Year Ended June 30,
	2008	2007	2006
Federal
Current	$26	$100	—
Deferred	—	—	—

Total Federal	26	100	—
State
Current	(1,049)	(601)	(490)
Deferred	—	—	—

Total State	(1,049)	(601)	(490)
Foreign
Current	333	104	—
Deferred	—	—	—

Total Foreign	333	104	—

Total (Benefit)	$(690)	$(397)	$(490)

A reconciliation of the statutory tax rates and the effective tax rates for each of the years ended June 30 is as follows:

	2008	2007	2006
Statutory rate	(34.0%)	(34.0%)	(34.0%)
State income taxes (net of Federal tax benefit)	(1.7%)	(10.7%)	(7.2%)
Foreign income tax	0.1%	(2.8%)	(0.1%)
Change in valuation allowance	21.0%	50.0%	41.4%
NOL expiration	6.8%	8.5%	2.1%
Provision to return true-up	4.9%	(13.3%)	(3.9%)

	(2.9%)	(2.3%)	(1.7%)

Immunomedics applies SFAS No. 109, Accounting for Income Taxes, to account for income taxes. For fiscal years 2008, 2007 and 2006, the Company recorded a state tax benefit of $1,062,000, $647,000 and $514,000, respectively, as a result of its sale of approximately $13,194,000, $8,031,000 and $6,385,000 of New Jersey state net operating losses, respectively.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets as of June 30, 2008 and 2007 are presented below (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$70,854	$67,114
Research and development credits	11,329	10,680
Property and equipment	3,281	3,190
Deferred revenue	12,439	12,439
Other	5,094	4,462

Total	102,997	97,885
Valuation allowance	(102,997)	(97,885)

Net deferred taxes	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for fiscal years 2008 and 2007 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company continues to incur losses. The differences between book income and tax income primarily relates to the recognition of income resulting from the UCB Agreement (see Note 10) and depreciation.

At June 30, 2008, the Company has available net operating loss carry forwards for federal income tax reporting purposes of approximately $191.0 million and for state income tax reporting purposes of approximately $71.0 million, which expire at various dates between fiscal 2009 and 2028. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. As a result of certain financing arrangements, the Company may have experienced such ownership changes. Accordingly, the Company’s net operating loss carry forwards available to offset future federal taxable income arising before such ownership changes may be limited. Similarly, the Company may be restricted in using its research credit carry forwards arising before such ownership changes to offset future federal income tax expense. Of the deferred tax asset valuation allowance related to the net operating loss carry forwards, approximately $24.4 million relates to a tax deduction for non-qualified stock options. Immunomedics will increase capital contributed in excess of par when these benefits are deemed to be more likely than not to be realized for tax purposes. The net operating loss carry forwards for Federal income tax reporting purposes referred to above excludes certain losses from the Company’s operations in The Netherlands and Germany, which may also be limited.

During the fiscal year ended June 30, 2008, the Company adopted FIN 48 which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by the Company did not have a material impact on the Company’s financial condition or results of operation and resulted in no cumulative effect of accounting change being recorded as of July 1, 2007. The Company does not have any net liabilities recorded related to unrecognized tax benefits at June 30, 2008 and July 1, 2007. The Company does have gross liabilities recorded of approximately $2.5 million, as of June 30, 2008 and July 1, 2007. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)
Balance at July 1, 2007	$2,500
Additions/Reductions related to current or prior year tax positions	-

Balance at June 30, 2008	$2,500

The Company has not taken any tax benefits related to this liability due to the recognition of a tax valuation allowance on its balance sheet. The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any future periods in which the Company must record a liability. The Company is no longer subject to federal, state, or foreign income tax assessments for years prior to 2003.

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

Dr. Goldenberg will also be eligible to receive certain additional incentive compensation during the agreement term. Beginning with the 2008 fiscal year, for any fiscal year in which the Company records an annual net loss, Dr. Goldenberg shall receive a sum equal to 0.75% of the consideration the Company receives from any licensing agreement, sale of intellectual property or similar transaction with any third party, with certain exceptions as defined in the Goldenberg Agreement. Under the terms of the Nycomed Agreement, the Company received an initial, non-refundable $40.0 million payment in August 2008. Assuming the Company records a loss for the fiscal year ended June 30, 2009 and no further consideration is received, (see Note 15), Dr. Goldenberg will be paid $300,000. For any fiscal year in which the Company records net income, Dr. Goldenberg shall receive a sum equal to 1.50% of the Company’s Annual Net Revenue as defined in the Goldenberg Agreement for each such fiscal year, and thereafter throughout the non-competition period, as described in the Agreement.

Dr. Goldenberg will also be eligible to receive royalty payments on royalties received by the Company. For each fiscal year the Company shall pay Dr. Goldenberg a sum equal to a percentage of the annual royalties the Company receives on each of the products for which Dr. Goldenberg is an Inventor, and all products using, related to or derived from products for which Dr. Goldenberg is an Inventor. The percentage of royalties that the Company will pay to Dr. Goldenberg on each patented product will be determined based on the percentage of royalties that the Company must pay to external third parties. The Company agreed to make a minimum payment of $150,000 to Dr. Goldenberg during each of fiscal years during the Goldenberg Agreement, payable in equal quarterly payments, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. In the event the Company completes a disposition of the Company’s undeveloped assets for which Dr. Goldenberg was an Inventor, the Company will pay Dr. Goldenberg a sum equal to at least twenty percent or more of the consideration the Company receives from each disposition. The Company’s obligation to compensate Dr. Goldenberg upon dispositions of undeveloped assets applies to all dispositions completed within the contract term or within three years thereafter. No payments were made in addition to the annual minimum payment during 2008 fiscal year. For the 2007 and 2006 fiscal years, the minimum payments received by Dr. Goldenberg under the previous employment agreement were $100,000 per year.

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

This agreement also provides that in the event of a change of control, if Dr. Goldenberg terminates his employment upon ninety (90) days prior written notice to the Company or its successor, following the second anniversary of a change of control of the Company, Dr. Goldenberg will be entitled to receive a lump sum severance payment in an amount equal to three times his annual base salary in effect at that time, plus the target bonus established for the fiscal year in which the date of termination occurs. In addition, Dr. Goldenberg will receive, for a period of three years following such termination, all medical and dental coverages in effect on the date of termination or, at the Company’s election, cash in lieu of such coverage in an amount equal to Dr. Goldenberg’s after-tax cost of continuing comparable coverage. Dr. Goldenberg will also be entitled to receive any benefits accrued in accordance with the terms of any applicable benefit plan and program of the Company and an annual bonus, if any, payable for the fiscal year in which Dr. Goldenberg was terminated (prorated to reflect Dr. Goldenberg’s actual period of service during such fiscal year). Additionally, the Goldenberg Agreement provides for a gross-up payment under certain circumstances to compensate Dr. Goldenberg for excise taxes that may be attributable to him as a result of the foregoing payments.

Finally, it is a condition to his employment agreement that Dr. Goldenberg be permitted to continue his involvement with CMMI, as discussed in greater detail below. Dr. Goldenberg also is compensated by IBC Pharmaceuticals as discussed in greater detail in these notes to the consolidated financial statements.

Life Insurance. Previously, the David M Goldenberg Insurance Trust, (a trust created by Dr. Goldenberg), was the beneficiary to a $10.0 million life insurance policy on his life. The policy provided funds, which could have been used to assist Dr. Goldenberg’s estate in settling estate tax obligations and thus potentially reducing the number of shares of the Common Stock the estate may be required to sell over a short period of time to raise funds to satisfy such tax obligations. During what was estimated to be a 15-year period, the Company was obligated to pay $143,000 per year towards premiums in addition to amounts required to be paid by the David M. Goldenberg Insurance Trust. The Company had an interest in this policy equal to the lesser of the cumulative amount of premium payments made by it under the policy. In January 2008, the Company received $2,694,200 from the David M Goldenberg Insurance Trust for the cumulative premiums previously paid by the Company, with the remainder of the cash surrender value ($180,800) paid to the David M. Goldenberg Insurance Trust.

Upon surrender of the insurance policy on December 26, 2007, the Company eliminated the deferred compensation liability previously recorded by the Company for the present value of the future benefits expected to be provided to the Chairman in exchange for the Chairman’s service to his termination date (approximately $1,249,000). In addition, the Company and Dr. Goldenberg agreed that Dr. Goldenberg will be reimbursed approximately $360,000 for personal income taxes related to the split-dollar life insurance agreement during the period the policy was in effect, of which $204,000 was payable to Dr. Goldenberg as of June 30, 2008. These items have been reported as a reduction to general and administrative expense. With the termination of the split-dollar agreement and the Company’s entrance into Amendment No. 1 to the Goldenberg Agreement dated January 31, 2008, the Company is no longer obligated to maintain any life insurance policies to which Dr. David M. Goldenberg is the beneficiary. The Company currently maintains $21.0 million of life insurance policies on Dr. Goldenberg for the benefit of the Company.

Under the terms of the Goldenberg Agreement, effective July 1, 2007, the Company was to continue to pay the premium cost of life insurance policies on the life of Dr. Goldenberg in effect under the previous employment agreement. On September 7, 2007, Dr. Goldenberg and the Company entered into agreements to terminate certain severance payments and assign certain insurance benefits included as part of Dr. Goldenberg’s previous employment agreement. The termination of this arrangement reduced the Company’s deferred compensation accrual and net loss by approximately $617,000 in the first quarter of fiscal year 2008.

Cynthia L. Sullivan

On December 31, 2006, Immunomedics Cynthia L. Sullivan entered into an Amended and Restated Employment Agreement pertaining to Ms. Sullivan’s service as the Company’s President and Chief Executive Officer (the “Sullivan Agreement”). The Sullivan Agreement amended and restated the previous employment agreement, dated as of March 10, 2001, by and between the Company and Ms. Sullivan, as extended by the Company on June 14, 2006, in its entirety.

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

The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amount of approximately $105,000, $110,000, and $64,000 during the years ended June 30, 2008, 2007 and 2006, respectively. In fiscal years ended June 30, 2008, 2007 and 2006 the Company incurred $95,000, $67,000 and $40,000, respectively, of legal expenses for patent related matters for patents licensed to Immunomedics from CMMI. The Company may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

IBC Pharmaceuticals

IBC Pharmaceuticals, Inc. (“IBC”) is a majority owned subsidiary of Immunomedics, Inc.

As of June 30, 2008, the shares of IBC Pharmaceuticals, Inc. were held as follows:

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

In each of the fiscal years 2008, 2007 and 2006, Dr. Goldenberg received $55,000 in compensation for his services to IBC. At June 30, 2008, Dr. Goldenberg was a director of IBC, while Cynthia L. Sullivan, Gerard G. Gorman and Phyllis Parker served as the President, Treasurer and Secretary, respectively, of IBC.

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

The Company determined that all elements under the collaboration and co-promotion agreement should be accounted for as a single unit of accounting under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverable. In accordance with SAB No. 104 (Topic 13, Revenue

Recognition), deferral of revenue is appropriate regarding nonrefundable, upfront fees received in single unit of accounting arrangements. As the Company has continuing obligations under the UCB Agreement, and as significant development risk remains, the Company recorded the $38 million non-refundable payment as deferred revenue and was amortizing the $38 million payment received over the expected obligation period, which was initially estimated to end November 2009.

During the three-month period ended March 31, 2007, UCB decided to stop further new patient enrollment into the SLE clinical trials designed and initiated by the Company. UCB and its experts in the field of SLE believed that the clinical trial protocols designed and initiated by Immunomedics prior to the UCB Agreement should be revised; including potential changes to patient enrollment criteria as such changes may result in more rapid patient enrollment. UCB therefore decided to establish new protocols under which new clinical trials for the treatment of SLE would be conducted and subsequently terminated the two Phase III SLE clinical trials that had been designed and initiated by Immunomedics, for the treatment of Acute, Severe SLE (“SL0003”) and Active SLE (“SL0004”).

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

The Company did not recognize any License Fee Revenues under this agreement for the 2008 fiscal year, as compared to $5,335,000 and $1,520,000 which was recognized for the 2007 and 2006 fiscal years, respectively.

In addition to the upfront payment, the Company is entitled to receive regulatory milestone payments, which could aggregate to a maximum of up to $145 million in cash payments and $20 million in equity investments. These milestone payments are dependent upon specific achievements in the regulatory approval process under the UCB Agreement. The Company will also receive product royalties based upon a percentage of aggregate annual net sales under the UCB Agreement during the product royalty term, which percentage is subject to reduction under certain circumstances. In addition, the Company will be entitled to receive sales bonuses of up to $135 million upon annual net sales reaching certain target levels. No clinical milestones or royalty payments were earned or received through June 30, 2008. There can be no assurance that these regulatory or sales achievements will be met and therefore there can be no assurance that the Company will receive such future payments.

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

Costs incurred relating to the manufacture of epratuzumab supplied for the clinical trials are recorded as research and development and are expensed as incurred.

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

Employment Contracts

On June 28, 2007 the Amended and Restated Employment Agreement, as amended, with Dr. Goldenberg was signed for the period through June 30, 2011 (see Note 9). As part of this new agreement a $150,000 annual minimum payment beginning in fiscal year 2008 was paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments. For each of the years ended June 30, 2007 and 2006, the Company paid Dr. Goldenberg the minimum required payment of $100,000.

On December 31, 2006, the Company and Cynthia L. Sullivan entered into a two year agreement, the Amended and Restated Employment Agreement pertaining to Ms. Sullivan’s service as the Company’s President and Chief Executive Officer (see Note 9).

Operating Lease

Immunomedics is obligated under an operating lease for facilities used for research and development, manufacturing and office space. In November 2001, the Company renewed for an additional term of 20 years expiring in October 2021 at a base annual rate of $545,000, which is fixed for the first five years and increases thereafter every five years. The renewal includes an additional 15,000 square feet of space. Rental expense related to this lease was approximately $663,000 for each of the 2008, 2007 and 2006 fiscal years.

Including the extension of the facility lease as described above, the minimum lease commitments for facilities are as follows for fiscal years (in thousands):

2009	$556
2010	$556
2011	$556
2012	$662
2013	$715
Thereafter	$6,556

Potential Milestone Payment

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

Former Employee Patent Litigation

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

A trial has been set to begin on November 12, 2008. The Company is unable to reasonably determine the outcome of this litigation at this time.

Former Vendor Dispute

During the 2007 fiscal year a dispute arose with a vendor regarding the value of services performed on behalf of the Company. The Company has recently negotiated a settlement with this vendor and the ultimate resolution was not material to the Company’s financial position, cash flow or results of operations for the full fiscal year.

12.	Debt and Line of Credit

In April 2005, the Company issued through a private placement $37,675,000 of 5% Senior Convertible Notes, due in May 2008, (the “5% Notes”). During the years ended June 30, 2007 and 2006, $30,305,000 and $7,370,000 of the 5% Notes were converted into shares of common stock at a price of $2.62 per share at the request of the 5% Notes’ holders or at the direction of the Company in accordance with the terms of the 5% Notes Agreement. In addition, in accordance with the terms of the 5% Notes Agreement, the Company issued 953,763 and 602,179 shares of common stock for interest related payments and accrued interest due to the Note holders for the fiscal years ended June 30, 2007 and June 30, 2006, respectively. There are no 5% Notes debt outstanding as of June 30, 2008.

As part of the 5% Notes transaction, the Company included detachable warrants (the “Warrants”) to purchase additional shares of the Company’s common stock. The Warrants were convertible into shares of the Company’s common stock at a rate of 76.394 shares of common stock for each $1,000 amount of principal 5% Notes. The Warrants were exercisable at $2.98 per share. For the year ended June 30, 2007, 64,935 warrants were exercised. No warrants were exercised in fiscal years ended June 30, 2008 or June 30, 2006. The warrants expired in April 2008.

In May 2003, Immunomedics completed a $6,376,000 bond financing with the New Jersey Economic Development Authority, pursuant to which Immunomedics was able to refinance its capital investment in a new manufacturing facility at a rate of interest below that which would have otherwise been available. At June 30, 2008, the Company’s indebtedness under this financing was completed.

On June 6, 2008, the Company obtained a line of credit for a period of up to one year at an interest rate of LIBOR plus 1% (or 3.46% at June 30, 2008), for up to $9.0 million with a financial institution, secured by the auction rate securities. A commitment fee is charged on the unused portion of the line of credit at a rate of 0.50% per year. As of June 30, 2008, no borrowings had occurred by the Company under this line of credit. With the receipt of the cash proceeds from the Nycomed Agreement on August 21, 2008 (see Note 15), the Company and Bank of America, N.A. have agreed to terminate the parties’ obligations under this line of credit.

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the years ended (in thousands):

	June 30, 2008
	United States	Europe	Total
Total assets	$31,759	$2,972	$34,731
Property and equipment, net	5,920	3	5,923
Revenues	355	3,296	3,651
Income (loss) before tax benefit	(24,511)	912	(23,599)

	June 30, 2007
	United States	Europe	Total
Total assets	$58,009	$2,189	$60,198
Property and equipment, net	7,307	1	7,308
Revenues	5,658	2,848	8,506
Income (loss) before tax benefit	(17,694)	641	(17,053)

	June 30, 2006
	United States	Europe	Total
Total assets	$55,548	$2,694	$58,242
Property and equipment, net	8,495	1	8,496
Revenues	2,297	2,056	4,353
Income (loss) before tax benefit	(29,011)	(40)	(29,051)

14.	Defined Contribution Plans

U.S. employees are eligible to participate in the Company’s 401(k) plan, while employees in international locations are eligible to participate in other defined contribution plans. Aggregate Company contributions to its benefit plans totaled approximately $46,000, $34,000 and $40,000 for June 30, 2008, 2007 and 2006, respectively.

15.	Subsequent Event

On July 11, 2008 The Company entered into a License and Collaboration Agreement (the “Nycomed Agreement”) with Nycomed GmbH (“Nycomed”) providing Nycomed a worldwide license to develop, manufacture and commercialize veltuzumab, our humanized anti-CD20 antibody (“Veltuzumab”) in the subcutaneous formulation, for the treatment of all non-cancer indications. We retain the rights to develop, manufacture and commercialize Veltuzumab in the field of oncology.

Under the terms of the Nycomed Agreement, Immunomedics received a non-refundable initial cash payment of $40 million on August 21, 2008. Immunomedics could also receive potential cash milestone payments of up to $580 million. These milestone payments are dependent upon completion of certain clinical, regulatory and sales-based milestones, each as set forth in the Nycomed Agreement. The Company will also receive an escalating double digit royalty based on annual net sales by Nycomed, its affiliates or sublicenses under the Nycomed Agreement during the royalty term.

The Nycomed Agreement contains customary termination provisions. In addition, the Nycomed Agreement may be terminated by Nycomed for any reason upon written notice to us, which will be effective 180 days from the date of receipt of such notice, provided that Nycomed may not terminate until 18 months after the Effective Date.

16.	Quarterly Results of Operations (Unaudited)

	Three Months Ended
	June 30 2008 (2)	March 31 2008	Dec. 31 2007	Sept. 30 2007	June 30 2007	March 31 2007	Dec. 31 2006	Sept. 30 2006
	(In thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Revenues	$964	$905	$1,001	$781	$838	$939	$3,399	$3,330
Gross profit (1)	856	766	781	555	531	721	570	570
Net loss	(6,946)	(8,156)	(3,204)	(4,603)	(4,624)	(5,117)	(4,457)	(2,458)
Net loss per common share allocable to common stockholders	$(0.10)	$(0.11)	$(0.04)	$(0.06)	$(0.06)	$(0.08)	$(0.08)	$(0.04)
Weighted average number of common shares outstanding	75,107	75,107	75,095	75,062	72,949	65,000	57,764	57,538

(1)	Gross profit is calculated as product sales less cost of goods sold.

(2)	Includes impairment charges on marketable securities for auction rate securities held by the Company of $750,000 and $2,200,000 for the three-month periods ended June 30, 2008 and March 31, 2008, respectively.

Immunomedics, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Reserves

For the Years Ended June 30, 2008, 2007 and 2006

Allowance for Doubtful Accounts

Year ended:	Balance at Beginning of Period	Changes to Reserve (1)	Credits to Expense		Other Charges	Balance at End of Period
June 30, 2006	$(149,535)	$(2,085)	$(30,160	)(2)	—	$(117,290)
June 30, 2007	$(117,290)	$—	$(8,068	)(2)	—	$(109,222)
June 30, 2008	$(109,222)	$82,790	$—		—	$(192,012)

(1)	Uncollectible accounts charged off

(2)	Changes in estimate of reserve due to improved collection efforts

Reserve for Inventory Obsolescence

Year ended:	Balance at Beginning of Period	Changes to Reserve	Charges to Expense	Other Charges	Balance at End of Period
June 30, 2006	$(150,000)	$89,000	$(5,500)	$—	$(66,500)
June 30, 2007	$(66,500)	$66,500	$—	$—	$—
June 30, 2008	$—	$—	$—	$—	$—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management has concluded we maintained effective internal control over financial reporting as of June 30, 2008.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of Immunomedics’ internal control over financial reporting.

Changes in internal controls: Such evaluation did not identify any changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Immunomedics, Inc.

We have audited Immunomedics Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Immunomedics Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Immunomedics Inc.’s maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, shareholder’s (deficit) equity and cash flows for each of the three years in the period ended June 30, 2008 of Immunomedics, Inc. and our report dated August 22, 2008 expressed an unqualified opinion.

/s/ Ernst & Young LLP

MetroPark, New Jersey

August 22, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information about our executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Compensation of Executive Officers” contained in our definitive proxy statement for our 2008 annual meeting of stockholders scheduled to be held on December 3, 2008, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Nominees For Directors” contained in our definitive proxy statement for our 2008 annual meeting of stockholders scheduled to be held on December 3, 2008, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this annual report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2007 annual meeting of stockholders scheduled to be held on December 3, 2008, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Business Conduct, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Our Corporate Governance” contained in our definitive proxy statement related to our 2008 annual meeting of stockholders scheduled to be held on December 3, 2008, which we intend to file within 120 days of the end of our fiscal year.

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

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Compensation for Executive Officers” and “Director Compensation” contained in our definitive proxy statement for our 2008 annual meeting of stockholders scheduled to be held on December 3, 2008, which we intend to file within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Ownership of Our Common Stock,” and “Compensation for Executive Officers” and “Director Compensation” contained in our definitive proxy statement for our 2008 annual meeting of stockholders scheduled to be held on December 3, 2008, which we intend to file within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Transactions” and “Our Corporate Governance,” “Compensation for Executive Officers,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2008 annual meeting of stockholders scheduled to be held on December 3, 2008, which we intend to file within 120 days of the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services.

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Independent Registered Public Accounting Firm” contained in our definitive proxy statement for our 2008 annual meeting of stockholders scheduled to be held on December 3, 2008, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Consolidated Financial Statements:

Consolidated Balance Sheets – June 30, 2008 and 2007

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm – Ernst & Young LLP

2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Reserves

3.	List of Exhibits

Exhibit No.	Description

3.1(a)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on July 6, 1982. (b)

3.1(b)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on April 4, 1983. (b)

3.1(c)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on December 14, 1984. (b)

3.1(d)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on March 19, 1986. (b)

3.1(e)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 17, 1986. (b)

3.1(f)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 21, 1990. (c)

3.1(g)	Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 12, 1992. (e)

3.1(h)	Certification of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 7, 1996. (g)

3.1(i)	Amended Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of Immunomedics, Inc. (i)

3.1(j)	Certificate of Designation of Series G Junior Participating Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on March 15, 2002. (o)

3.1(k)	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of the State of Delaware on August 25, 2005. (x)

3.2	Second Amended and Restated By-Laws of the Company. (z)

4.1	Specimen Certificate for Common Stock. (o)

4.2	Rights Agreement, dated as of March 4, 2002, between the Company and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate.(m)

4.3	Warrant For the Purchase of Shares of Common Stock of the Company, dated as of May 23, 2002.(n)

4.4	Indenture dated as of January 20, 2004, between the Company and The Bank of New York, as trustee, for 3.25% Convertible Senior Notes due January 12, 2006. (p)

4.5	Form of 3.25% Convertible Senior Note due January 12, 2006 (included in Exhibit 4.4). (p)

4.6	Registration Rights Agreement dated as of January 20, 2004, by and between the Company and Bear, Stearns & Co. Inc. for 3.25% Convertible Senior Notes due January 12, 2006. (p)

4.7	Purchase Agreement dated as of January 12, 2004, by and between the Company and Bear, Stearns & Co. Inc. for 3.25% Convertible Senior Notes due January 12, 2006.(p)

10.1#	Immunomedics, Inc. 2002 Stock Option Plan, as amended. (o)

10.2	Amendment, dated March 11, 1995, to the Amended and Restated License Agreement among the Company, CMMI, and David M. Goldenberg, dated December 11, 1990. (f)

10.3	License Agreement, dated as of January 21, 1997, between the Company and Center for Molecular Medicine and Immunology, Inc. (h)

10.4	License Agreement, dated March 5, 1999, by and between the Company and IBC Pharmaceuticals. (j)

10.5	Development and License Agreement, dated December 17, 2000, between the Company and Amgen, Inc., as amended on April 1, 2001 (Confidentiality treatment has been granted for certain portions of the Agreement). (k)

10.6	Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc., dated May, 1983. (a)

10.7	Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (d)

10.8	Contract for Services dated effective as of January 1, 2002 between the Company and Logosys Logistik GmbH. (l)

10.9	Contribution and Assignment Agreement, dated as of June 30, 2002, between IBC Pharmaceuticals, LLC and IBC Pharmaceuticals, Inc. (o)

10.10	Bond Financing Agreement, dated May 27, 2003, between the New Jersey Economic Development Authority, the Company as Borrower, Fleet National Bank as Agent and as Purchaser. (q)

10.11	Placement Agency Agreement, dated July 28, 2004, by and between the Company and RBC Capital Markets Corporation. (r)

10.12	Form of Registration Rights Agreement between Immunomedics, Inc. and several purchasers. (s)

10.13	Form of Warrant Agreement between Immunomedics, Inc. and JPMorgan Chase Bank, N.A. as Warrant Agent. (s)

10.14	Form of Indenture by and among Immunomedics, Inc., Law Debenture Trust Company of New York as Trustee, and JPMorgan Chase Bank, N.A. as Registrar, Paying Agent and Conversion Agent. (s)

10.15	Form of Purchase Agreement between Immunomedics, Inc. and several purchasers. (s)

10.16†	Development, Collaboration and License Agreement between UCB, S.A. and Immunomedics, Inc. dated May 9, 2006. (bb)

10.17	Change of Control and Severance Agreement, dated as of March 10, 2006, by and between the Immunomedics, Inc. and Gerard G. Gorman. (t)

10.18	Amended and Restated Employment Agreement, dated as of December 31, 2006, between Immunomedics, Inc. and Cynthia L. Sullivan. (u)

10.19	Form of Subscription Agreement by and among the Company and the Purchasers dated May 1, 2007. (v)

10.20	Form of Placement Agent Agreement by and between the Company and Lazard Capital Markets LLC dated May 1, 2007. (v)

10.21#	Amended and Restated Employment Agreement, effective as of July 1, 2007, between Immunomedics, Inc. and Dr. David M. Goldenberg. (w)

10.22	Immunomedics, Inc. 2006 Stock Incentive Plan (y)

10.23	Amendment 2007-1 to the Immunomedics, Inc. 2006 Stock Incentive Plan (y)

10.24	Form of Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (cc)

10.25	Form of Change of Control Addendum to the Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (cc)

10.26	Form of Notice of Grant of Stock Option under the Immunomedics, Inc.2006 Stock Incentive Plan, as amended. (cc)

10.27	Form of RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (cc)

10.28	Form of Change of Control Addendum to RSU Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (cc)

10.29	Form of Initial Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (cc)

10.30	Form of Annual Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (cc)

10.31	First Addendum, dated May 5, 1993, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (cc)

10.32	Second Addendum, dated March 29, 1995, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (cc)

10.33	Letter Amendment, dated October 5, 1998, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (cc)

10.34	Fourth Amendment Expansion/Extension Agreement dated August 15, 2001, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (cc)

10.35	Split-Dollar Insurance Agreement dated September 19, 1994 by and between Immunomedics, Inc. and the David M. Goldenberg Insurance Trust. (cc)

10.36	Collateral Assignment dated September 19, 1994 by and between Immunomedics, Inc. and the David M. Goldenberg Insurance Trust. (cc)

10.37	Split-Dollar Insurance Agreement dated April 2, 1992, by and between Immunomedics, Inc. and the David M. and Hildegard Goldenberg Irrevocable Trust. (cc)

10.38	Executive Supplemental Benefits Agreement with David M. Goldenberg, dated as of July 18, 1986. (aa)

10.39	David M. Goldenberg Severance Agreement, dated as of June 18, 2002, between David M. Goldenberg and the Company. (o)

10.40	Termination Agreement of the Split-Dollar Insurance Agreement dated September 7, 2007 between Immunomedics, Inc. and Eva J. Goldenberg, Deborah S. Goldenberg, Denis C. Goldenberg and Neil A. Goldenberg, the Trustees of the David M. and Hildegard Goldenberg Irrevocable Insurance Trust dated January 21, 1992. (cc)

10.41	Termination Agreement of the Executive Supplemental Benefits Agreement dated September 7, 2007 between Immunomedics, Inc. and David M. Goldenberg. (cc)

10.42#	Termination of Split-Dollar Agreement relating to that certain Split-Dollar Insurance Agreement dated September 19, 1994 by and between Immunomedics, Inc and the David M. Goldenberg Insurance Trust, dated December 26, 2007. (dd)

10.43	Amendment No. 1 to Amended and Restated Employment Agreement by and between the Company and David M. Goldenberg, dated January 31, 2008. (ee)

10.44*	Loan Agreement with Bank of America, N.A. providing for a $9.0 million line of credit, dated June 6, 2008.

10.45*†	License and Collaboration Agreement with Immunomedics, Inc and Nycomed GmbH, dated July 11, 2008.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-1 effective October 6, 1983 (Commission File No. 2-84940).

(b)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990.

(c)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1990.

(d)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 effective January 30, 1992 (Commission File No. 33-44750).

(e)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

(f)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(g)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

(h)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.

(i)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated December 15, 1998.

(j)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated March 23, 1999.

(k)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q (as amended) for the fiscal quarter ended March 31, 2001.

(l)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(m)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated March 8, 2002.

(n)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-3, as filed with the Commission on June 12, 2002.

(o)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(p)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-3, as filed with the Commission on April 23, 2004.

(q)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

(r)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, as filed with the Commission on August 2, 2004.

(s)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, as filed with the Commission on May 2, 2005.

(t)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, as filed with the Commission on March 10, 2006.

(u)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, as filed with the Commission on January 3, 2007.

(v)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, as filed with the Commission on May 2, 2007.

(w)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, as filed with the Commission on June 29, 2007.

(x)	Incorporated by reference from exhibits to the Company’s Annual Report of Form 10-K for the fiscal year ended June 30, 2005.

(y)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-8 (Commission File Number 333-143420).

(z)	Incorporated by reference from the Exhibits to the Company’s Current Reports on Form 8-K as filed with the Commission on August 27, 2007.

(aa)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1986.

(bb)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006

(cc)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

(dd)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, as filed with the Commission on December 26, 2007.

(ee)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, as filed with the Commission on February 6, 2008.

*	Filed herewith

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

Date: August 26, 2008	By:	/s/ CYNTHIA L. SULLIVAN
Cynthia L. Sullivan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. GOLDENBERG David M. Goldenberg	Chairman of the Board	August 26, 2008

/s/ CYNTHIA L. SULLIVAN Cynthia L. Sullivan	President, Chief Executive Officer and Director (Principal Executive Officer)	August 26, 2008

/s/ MARVIN E. JAFFE Marvin E. Jaffe	Director	August 26, 2008

/s/ MORTON COLEMAN Morton Coleman	Director	August 26, 2008

/s/ MARY PAETZOLD Mary Paetzold	Director	August 26, 2008

/s/ BRIAN A. MARKISON Brian A. Markison	Director	August 26, 2008

/s/ DON C. STARK Don C. Stark	Director	August 26, 2008

/s/ EDWARD T. WOLYNIC Edward T. Wolynic	Director	August 26, 2008

/s/ GERARD G. GORMAN Gerard G. Gorman	Senior Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial and Accounting Officer)	August 26, 2008

EXHIBIT LIST

(excludes documents incorporated by reference)

10.44 *	Loan Agreement with Bank of America, N.A. providing for a $9.0 million line of credit, dated June 6, 2008.

10.45*†	License and Collaboration Agreement with Immunomedics, Inc and Nycomed GmbH, dated July 11, 2008.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(Exhibits available upon request)