Form 10-Q
period 2008-09-30
IMMUNOMEDICS INC
filed 2008-11-07
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of November 3, 2008 was 75,111,164.

IMMUNOMEDICS, INC.

ITEM 1.	FINANCIAL STATEMENTS

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	June 30, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$39,936,954	$6,132,470
Auction rate securities	21,143,000	20,050,000
Accounts receivable, net of allowance for doubtful accounts of $112,000 and $192,000, at September 30, 2008 and June 30, 2008, respectively	646,224	1,057,974
Inventory	403,470	469,964
Prepaid Expenses	833,686	434,305
Other current assets	595,452	212,035

Total current assets	63,558,786	28,356,748
Property and equipment, net of accumulated depreciation of $20,379,882 and $20,013,900, at September 30, 2008 and June 30, 2008, respectively	5,747,443	5,923,170
Value of life insurance policies	431,019	420,774
Other long-term assets	30,000	30,000

	$69,767,248	$34,730,692

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$3,894,808	$4,182,236
Deferred revenues – current portion	29,088,000	—

Total current liabilities	32,982,808	4,182,236

Other Liabilities	792,768	766,123
Deferred revenues – long term	38,413,385	31,145,385
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2008 and June 30, 2008	—	—
Common stock, $0.01 par value; authorized 110,000,000 shares; issued and outstanding, 75,111,164 shares at September 30, 2008 and 75,107,164 shares at June 30, 2008	751,111	751,071
Capital contributed in excess of par	240,192,787	239,891,558
Treasury stock, at cost, 34,725 shares	(458,370)	(458,370)
Accumulated deficit	(244,328,518)	(242,097,892)
Accumulated other comprehensive income	1,421,277	550,581

Total stockholders’ deficit	(2,421,713)	(1,363,052)

	$69,767,248	$34,730,692

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three Months Ended September 30,
	2008	2007
	(unaudited)
Revenues:
Product sales	$1,061,835	$701,838
License fee and other revenues	3,644,000	—
Research and development	196,098	79,547

Total revenues	4,901,933	781,385

Costs and Expenses:
Costs of goods sold	120,105	146,654
Research and development	5,607,879	5,240,388
Sales and marketing	196,309	194,992
General and administrative	1,369,501	422,111

Total costs and expenses	7,293,794	6,004,145

Operating loss	(2,391,861)	(5,222,760)
Interest and other income	380,769	575,955
Interest expense	(6,500)	(15,127)
Minority interest	—	29,991
Foreign currency transaction (loss) gain	(17,203)	36,608

Loss before income tax expense	(2,034,795)	(4,595,333)
Income tax expense	(195,831)	(7,401)

Net loss	$(2,230,626)	$(4,602,734)

Per share data (basic and diluted):
Net loss	$(0.03)	$(0.06)

Weighted average number of common shares outstanding	75,107,773	75,062,164

Comprehensive loss:
Net loss	$(2,230,626)	$(4,602,734)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(136,128)	21,688
Unrealized gain on securities available for sale	1,006,824	8,120

Other comprehensive income	870,696	29,808

Comprehensive loss	$(1,359,930)	$(4,572,926)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(2,230,626)	$(4,602,734)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	365,982	412,557
Increase in deferred revenue from Nycomed Agreement	40,000,000	—
Amortization of deferred revenue	(3,644,000)	—
Minority interest	—	(29,991)
(Decrease) increase in allowance for doubtful accounts	(80,194)	12,775
Amortization of discounts of auction rate securities	(86,176)	—
Non-cash expense relating to issuance of stock options	294,269	188,013
Amortization of deferred rent	26,645	26,645
Termination of executive cash surrender value benefit	—	(617,000)
Non-cash increase in value of life insurance policies	(10,245)	(47,308)
Increase in non-current deferred compensation for executive	—	23,267
Changes in operating assets and liabilities	(511,788)	(427,545)
Other	(136,128)	21,688

Net cash provided by (used in) operating activities	33,987,739	(5,039,633)

Cash flows from investing activities:
Purchases of marketable and restricted securities	—	(83,350,000)
Proceeds from sales and maturities of marketable securities	—	82,950,000
Purchases of property and equipment	(190,255)	(67,374)

Net cash used in investing activities	(190,255)	(467,374)

Cash flows from financing activities:
Exercise of stock options	7,000	—
Payments of debt	—	(318,800)

Net cash provided by (used in) financing activities	7,000	(318,800)

Net increase (decrease) in cash and cash equivalents	33,804,484	(5,825,807)
Cash and cash equivalents, beginning of period	6,132,470	19,088,089

Cash and cash equivalents, end of period	$39,936,954	$13,262,282

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

Reference is made to the Annual Report on Form 10-K of Immunomedics, Inc., a Delaware corporation (“Immunomedics,” the “Company,” “we,” “our” or “us”) for the fiscal year ended June 30, 2008, which contains our audited consolidated financial statements and the notes thereto.

1.	Business Overview and Basis of Presentation

Immunomedics, Inc., is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. Immunomedics currently markets and sells LeukoScan® throughout Europe, Canada and in certain other markets outside the U.S. The Company has two foreign subsidiaries, Immunomedics B.V. in the Netherlands and Immunomedics GmbH in Darmstadt, Germany, to assist the Company in managing sales efforts and coordinating clinical trials in Europe. In addition, included in the accompanying financial statements is the majority-owned subsidiary, IBC Pharmaceuticals, Inc. (IBC), which has been working since 1999 on the development of novel cancer radiotherapeutics using patented pre-targeting technologies with proprietary, bispecific antibodies.

The accompanying unaudited consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2008 has been derived from the Company’s audited fiscal 2008 consolidated financial statements. Operating results for the three-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2009, or any other period.

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

As of September 30, 2008, the Company had $39.9 million in cash and cash equivalents. As a result of entering into the July 11, 2008 License and Collaboration Agreement (the “Nycomed Agreement”) with Nycomed GmbH (“Nycomed”) (see Note 7) along with the receipt of the initial payments related thereto, the Company has sufficient funds to continue its operations and its research and development programs for at least the next twelve months. Cash requirements in fiscal year 2009 are expected to be at a higher level than in fiscal year 2008 due to increased spending for research and development activities and clinical trials for the therapeutic product candidates. Research and development activities are expected to continue to expand over time and the Company does not believe it will have adequate cash to complete its research and development of compounds in its development pipeline in line with its corporate strategy. As a result, Immunomedics will continue to require additional financial resources in order to continue its research and development programs, clinical trials of product candidates and regulatory filings.

Since its inception in 1982, Immunomedics’ principal source of funds have been from the private and public sale of debt and equity securities and proceeds from licensing arrangements. There can be no assurance that Immunomedics will be able to raise the additional capital it will need on commercially acceptable terms, if at all. If the Company is unable to raise capital on acceptable terms, its ability to continue its business will be materially and adversely affected.

2.	Summary of Significant Accounting Policies

These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008. The Company adheres to the same accounting policies in preparation of its interim financial statements.

Reclassification

Certain prior year balances have been reclassified to conform to current year presentation.

Concentration of Credit Risk

As of September 30, 2008, the Company has $23.0 million of principal invested in auction rate securities (ARS), which represents interests in student loans and student loan revenue bonds. These securities have long-term nominal maturities for which interest rates are reset through a dutch-auction each month and these auctions had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, these ARS have had multiple failed auctions since February 2008. There have been no successful auctions subsequent to February 2008 for any of the ARS held by the Company. The estimated fair market value of these ARS at September 30, 2008, is approximately $21.1 million. See the discussion below on Estimated Fair value of Financial Instruments.

Estimated Fair Value of Financial Instruments

On July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“Statement No. 157”). Statement No. 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value instruments. In accordance with Statement No. 157, the Company has categorized its financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. The Company does not have any financial liabilities that are required to be measured at fair value on a recurring basis. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows (in thousands):

•

Level 1 – Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

•

Level 2 – Financial assets whose values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

•

Level 3 – Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

	Level 1	Level 2	Level 3	Total
Money Market Funds	$38,240	$—	$—	$38,240
Auction Rate Securities	—	—	21,143	21,143

Total	$38,240	$—	$21,143	$59,383

The money market funds noted above are included in cash and cash equivalents in the condensed consolidated balance sheets. The Company estimated the fair value of its auction rate securities using a discounted cash flow model as of September 30, 2008. See Note 3 for a description of the assumptions and methods used to estimate the fair value of the ARS.

The following is a reconciliation of the beginning and ending balances of the financial assets categorized as Level 3 in the table above (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction Rate Securities
Beginning balance	$20,136

Total gains or losses (realized or unrealized):
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	1,007
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Ending balance	$21,143

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

Inventory

Inventory, which consists of the finished product LeukoScan, is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. An inventory reserve is recorded for finished product that is not deemed to be saleable, if necessary. At September 30, 2008 and June 30, 2008, the Company did not record an inventory reserve as all inventory was deemed saleable.

Income Taxes

The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statements amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. The Company’s U.S. Federal income tax return for the 2007 fiscal year and foreign jurisdictions income tax returns for the 2004 through 2006 fiscal years are currently under examination.

Income taxes were provided for profitable foreign jurisdictions at the applicable effective tax rate during the three-month periods ended September 30, 2008 and 2007. The income taxes for foreign jurisdictions for the three-month period ended September 30, 2008 includes $79,000 for liabilities resulting from the settlement of intercompany debt.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three-month periods ended September 30, 2008 and 2007. The common stock equivalents excluded from the diluted per share calculation are 6,261,600 and 8,299,328 shares at September 30, 2008 and 2007, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss, net unrealized gains on securities available for sale and foreign exchange translation adjustments and is presented in the Consolidated Statements of Operations and Comprehensive Loss.

3.	Auction Rate Securities

Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as a separate component of accumulated other comprehensive loss. Immunomedics considers all of its current investments to be available-for-sale. Auction rate securities at September 30, 2008 and June 30, 2008 consist of the following ($ in thousands):

	Adjusted Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
September 30, 2008
Auction Rate Securities	$20,136	$1,007	$—	$21,143

	$20,136	$1,007	$—	$21,143

June 30, 2008
Auction Rate Securities	$20,050	$—	$—	$20,050

	$20,050	$—	$—	$20,050

ARS are debt instruments that represent investments in pools of assets. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. ARS have long-term scheduled maturities, ranging from 2032 to 2046, but have interest rates that are typically reset at pre-determined intervals (every 28 days for the securities purchased by the Company), at which time the securities can typically be purchased or sold, creating a liquid market. When there is an active market for such investments, the reset rate for each instrument is an opportunity to accept the rates that reset or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. The Company does not intend to hold these securities to maturity, but rather to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity.

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

During 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. As of September 30, 2008, the Company holds six auction rate securities with a par value of $23.0 million. The continued uncertainties in the credit markets have affected the Company’s holdings in ARS investments as the auctions for these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.

As a result of the Company’s assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, the Company determined that the estimated fair value no longer approximates par value, although the Company continues to earn interest on the current auction rate security investments at the maximum contractual rate. Accordingly, during the 2008 fiscal year the Company recorded an other than temporary impairment charge of $2.95 million to reduce the value of the ARS to their estimated fair value of $20.0 million. The Company estimated the fair value of these auction rate securities using a discounted cash flow model to determine the estimated fair value of its investment in ARS of $21.1 million as of September 30, 2008, resulting in an unrealized gain of $1.1 million recorded during the first quarter of fiscal 2009.

The significant assumptions used in preparing the discounted cash flow model include (i) estimates for the investment’s contractual bond coupon rates (ranging from 2.04% - 5.43%), (ii) the market yield interest rates (estimated at the U.S. Treasury Seven-Year Bond Rate of 3.38% plus a risk factor of 2.0%) and (iii) the effective maturity period of approximately seven years (which is the period the auctions are expected to resume its normal function). If the Company’s estimates regarding the fair value of these securities are inaccurate, a future other-than-temporary impairment charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and as such the Company may be required to record additional losses for impairment if the Company determines there are further declines in fair value. During the three-month period ended September 30, 2008, the Company reported $86,000 as interest income for the recognition of a portion of the market value discount of the ARS.

4.	Stock Incentive Plan

A summary of the 2006 Stock Incentive Plan, as amended (the “Plan”), is provided in Note 7 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally vest based on four years of continuous service and have 7-year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, are vested immediately and have 7-year contractual terms.

The fair value of each option granted during the three-month periods ended September 30, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the following table:

	Three-month periods ended September 30,
	2008	2007
Expected dividend yield	0%	0%
Expected option term (years)	5.31	5.40
Expected stock price volatility	93%	93%
Risk-free interest rate	3.42% - 3.71%	5.08%

The weighted average fair value at the date of grant for options granted during the three-month periods ended September 30, 2008 and 2007 were $1.98 and $3.24 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated based on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the three-month period ended September 30, 2008 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2008	5,535,933	$7.54
Granted	656,000	$2.67
Exercised	(4,000)	—
Cancelled or forfeited	(203,000)	—

Outstanding, September 30, 2008	5,984,933	$7.15	4.92	$21,618

Exercisable, September 30, 2008	4,556,201	$8.43	4.35	$21,368

The Company has 1,428,732 non-vested options outstanding as of September 30, 2008. As of September 30, 2008, there was $3,461,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.73 years. The Company recorded $294,000 and $188,000 for stock-based compensation for the three-month periods ended September 30, 2008 and 2007, respectively.

As part of the Plan, on the date of each annual stockholder meeting, each non-employee Board member who continues to serve as a non-employee Board member shall automatically be granted restricted stock units covering not more than an additional 5,000 shares of common stock provided such individual has served as a non-employee Board member for a period of at least three months. On July 18, 2008, at the Compensation Committee Meeting, the Company awarded 150,000 restricted stock units to certain executive officers of the Company at the market price on that date ($2.67 per share). These restricted stock units will vest over one year.

A summary of the Company’s non-vested restricted stock units at June 30, 2008, and changes during the three-month period ended September 30, 2008 is presented below:

Non-Vested Restricted Stock Units	Number of Awards
Non-vested at July 1, 2008	26,667
Granted	150,000
Vested	—
Forfeited	—

Non-vested at September 30, 2008	176,667

5.	Geographic Segments

Immunomedics manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based products for cancer, autoimmune and other serious diseases, and it currently reports as a single industry segment. Immunomedics markets and sells its products in the United States and throughout Europe.

The following table presents financial information based on the geographic location of the facilities of Immunomedics for the three-months ended September 30, 2008 and 2007 ($ in thousands):

	Three-Months Ended September 30, 2008
	United States	Europe	Total
Total assets	$67,057	$2,710	$69,767
Property and equipment, net	5,745	2	5,747
Revenues	3,855	1,047	4,902
Income (loss) before taxes	(2,125)	90	(2,035)

	Three-Months Ended September 30, 2007
	United States	Europe	Total
Total assets	$52,026	$2,718	$54,744
Property and equipment, net	6,961	2	6,963
Revenues	118	663	781
Income (loss) before taxes	(4,722)	127	(4,595)

6.	Related Party Transactions

Certain of the Company’s affiliates, including members of senior management and its Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Chairman of the Board of Directors and Chief Medical Officer and Chief Scientific Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology, or CMMI, and the Company’s majority-owned subsidiary, IBC Pharmaceuticals, Inc., or IBC. Dr. Goldenberg and Ms. Sullivan are husband and wife. For a description of these relationships and transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and the notes to the audited financial statements contained therein.

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $50,000 and $29,000 for the three-month periods ended September 30, 2008 and 2007, respectively. The Company also provides to CMMI, at no cost, laboratory materials and supplies. The Company incurred legal expenses on behalf of CMMI for patent related matters for the three-month period ended September 30, 2008 of $3,000 as compared to $8,000 for the three-month period ended September 30, 2007. The Company has first rights to license those patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

For each of the three-month periods ended September 30, 2008 and 2007, Dr. Goldenberg received $13,750 in compensation for his services to IBC.

The Company has an Amended and Restated Employment Agreement with Dr. Goldenberg for his service to the Company as the Chief Scientific Officer and Chief Medical Officer (the “Goldenberg Agreement”), which terminates June 30, 2011. This agreement covers aspects of his compensation as well as duties and responsibilities of his employment at

Immunomedics. For a description of the Goldenberg Agreement see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and the notes to the audited financial statements contained therein.

As part of the Goldenberg Agreement, Dr. Goldenberg is eligible to receive certain additional incentive compensation during the agreement term as described in the notes to the audited financial statements, including being eligible to receive royalty payments from royalties received by the Company. For each fiscal year, the Company shall pay Dr. Goldenberg a sum equal to a percentage of the annual royalties the Company receives on each of the products for which Dr. Goldenberg is an inventor, and all products using, related to or derived from products for which Dr. Goldenberg is an inventor. The percentage of royalties that the Company will pay to Dr. Goldenberg on each patented product will be determined based on the percentage of royalties that the Company must pay to external third parties.

The Company agrees to make a minimum payment of $150,000 to Dr. Goldenberg during each of the fiscal years during the Goldenberg Agreement, payable in equal quarterly payments, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. During the three-month period ended September 30, 2008, in accordance with the terms of the Goldenberg Agreement for additional incentive compensation for transactional payments, a payment of $300,000 was made to Dr. Goldenberg as a result of the completion of the Nycomed Agreement. No payments were made for revenue incentive compensation other than the $37,500 minimum quarterly payment made for the three-month period ended September 30, 2007.

Under the terms of the Goldenberg Agreement, the Company was to continue to pay the premium cost of life insurance policies on the life of Dr. Goldenberg in effect under the previous employment agreement. On September 7, 2007, Dr. Goldenberg and the Company entered into agreements to terminate certain severance payments and assign certain insurance benefits included as part of Dr. Goldenberg’s previous employment agreement. The termination of this arrangement reduced the Company’s deferred compensation accrual and net loss by approximately $617,000 for the three month period ended September 30, 2007.

Previously, a trust created by Dr. Goldenberg was the beneficiary to a $10.0 million life insurance policy on his life. The policy provided funds, which could have been used to assist Dr. Goldenberg’s estate in settling estate tax obligations and thus potentially reducing the number of shares of Common Stock the estate may be required to sell over a short period of time to raise funds to satisfy such tax obligations. During what was estimated to be a 15-year period, the Company was obligated to pay $143,000 per year towards premiums in addition to amounts required to be paid by the David M. Goldenberg Insurance Trust. The Company had an interest in this policy equal to the lesser of the cumulative amount of premium payments made by it under the policy. In January 2008, the Company received $2,694,200 from the David M. Goldenberg Insurance Trust for the cumulative premiums previously paid by the Company, with the remainder of the cash surrender value ($180,800) paid to the David M. Goldenberg Insurance Trust.

Upon surrender of the insurance policy on December 26, 2007, the Company eliminated the deferred compensation liability previously recorded by the Company for the present value of the future benefits expected to be provided to the Chairman in exchange for the Chairman’s service to his termination date. With the termination of the split-dollar agreement and the Company’s entrance into Amendment No. 1 to the Goldenberg Agreement dated January 31, 2008, the Company is no longer obligated to maintain any life insurance policies to which Dr. Goldenberg is the beneficiary. The Company currently maintains $21.0 million of life insurance policies on Dr. Goldenberg for the benefit of the Company.

7.	License Agreements

Nycomed GmbH

On July 11, 2008, the Company entered into a License and Collaboration Agreement (the “Nycomed Agreement”) with Nycomed GmbH (“Nycomed”) providing Nycomed a worldwide license to develop, manufacture and commercialize veltuzumab, the Company’s humanized anti-CD20 antibody (“Veltuzumab”) in the subcutaneous formulation, for the treatment of all non-cancer indications. The Company retains the rights to develop, manufacture and commercialize Veltuzumab in the field of oncology.

Under the terms of the Nycomed Agreement, Immunomedics received a non-refundable initial cash payment of $40 million on August 21, 2008. Immunomedics could also receive potential cash milestone payments of up to $580 million. These milestone payments are dependent upon completion of certain clinical, regulatory and sales-based milestones, each as set forth in the Nycomed Agreement. The Company will also receive an escalating double digit royalty based on annual net sales by Nycomed, its affiliates or sublicenses under the Nycomed Agreement during the royalty term. No clinical milestones or royalty payments were earned or received through September 30, 2008. There can be no assurance that these clinical, regulatory or sales achievements will be met and therefore there can be no assurance that the Company will receive such future payments. In addition, the Company will continue its ongoing Phase I/II study in Immune Thrombocytopenic Purpura (“ITP”) and Nycomed will reimburse Immunomedics for all direct expenses incurred in connection with this study. The Nycomed Agreement also provides the Company with an option to co-promote veltuzumab for the treatment of ITP in the United States.

The Nycomed Agreement contains customary termination provisions, including the right of both parties to terminate the Agreement in the event that either party materially breaches or defaults in the performance of any of its obligations as outlined in the Agreement. In addition, the Nycomed Agreement may be terminated by Nycomed for any reason upon written notice to Immunomedics, which will be effective 180 days from the date of receipt of such notice, provided that Nycomed may not terminate until 18 months after the August 15, 2008 (the “Effective Date”).

The Company determined that all elements under the collaboration and co-promotion agreement should be accounted for as a single unit of accounting under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In accordance with SAB No. 104 (Topic 13, Revenue Recognition), deferral of revenue is appropriate regarding nonrefundable, upfront fees received in single unit of accounting arrangements. As the Company has continuing obligations under the Nycomed Agreement, the Company recorded the $40 million non-refundable payment as deferred revenue and the Company is recognizing this amount through December 2009, which is the Company’s best estimate of the period of time required for the Company to fulfill its obligations under the Nycomed Agreement. Accordingly, the Company recognized $3,644,000 as License Fee Revenues for the three-month period ended September 30, 2008. The remaining balance of $36,356,000 is recorded as Deferred Revenue in the accompanying condensed consolidated balance sheet.

Nycomed is solely responsible for the development, manufacturing and commercialization of veltuzumab, (only for the subcutaneous formulation), for all non-cancer indications. The Company is obligated to manufacture and supply veltuzumab to Nycomed for the quantity of materials for the period of time specified in the Nycomed Agreement, using reasonable commercial efforts to manufacture the material until the earlier of either Nycomed establishes a manufacturing process for veltuzumab or Nycomed establishes a source of supply for veltuzumab from a third-party manufacturer (up to a maximum of fifteen months after the effective date). For the three-month period ended September 30, 2008, the Company manufactured materials for Nycomed for which it was reimbursed $175,000, as outlined in the Nycomed Agreement. In addition, Immunomedics is to complete the R&D activities indicated in the Nycomed Agreement, for which the Company will be reimbursed for all direct costs by Nycomed. Nycomed will have sole responsibility for all clinical development, regulatory filings and related submissions, as well as all commercialization activities with respect to veltuzumab.

UCB, S.A.

On May 9, 2006, the Company entered into an agreement with UCB, S.A., the UCB Agreement, providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab for the treatment of all autoimmune disease indications. Under the terms of the UCB Agreement, the Company retains the rights to develop epratuzumab in the field of oncology, and UCB has an option to acquire development and commercialization rights to epratuzumab with respect to cancer indications at anytime prior to the first commercial sales thereof. Under the terms of the UCB Agreement, the Company received from UCB a non-refundable cash payment totaling $38 million. For a description of this agreement and related transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and the notes to the audited financial statements contained therein.

The Company determined that all elements under the UCB Agreement should be accounted for as a single unit of accounting under EITF 00-21. Accordingly, the deferral of revenue is appropriate regarding nonrefundable, upfront fees received in single unit of accounting arrangements. With the Company’s continuing obligations under the UCB Agreement, and as significant development risk remains, the Company recorded the $38 million non-refundable payment as deferred revenue and was to amortize the $38 million payment received over the expected obligation period, originally estimated to end in November 2009.

During the 2007 fiscal year, UCB decided to stop further new patient enrollment into the Systemic Lupus Erythematosus, or SLE, clinical trials designed and initiated by the Company. UCB and its experts in the field of SLE believed that the clinical trial protocols designed and initiated by Immunomedics prior to the UCB Agreement should be revised, including potential changes to patient enrollment criteria as such changes may result in more rapid patient enrollment. During the 2008 fiscal year, UCB established new protocols under which new clinical trials for the treatment of SLE would be conducted. UCB subsequently terminated the then existing SLE clinical trials that had been designed and initiated by Immunomedics. UCB initiated a Phase IIb dose ranging study in patients with SLE during the 2008 fiscal year. Data from this clinical trial is expected to be available by the second quarter of the 2010 fiscal year. The size and scope of the Phase III trials will be determined in part based on the results obtained from the Phase IIb study.

As a result of the UCB decision to terminate the two Phase III SLE trials initiated by Immunomedics, the Company is no longer able to determine how these decisions will impact its obligation period for the remaining potential manufacturing responsibilities under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, the Company ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. The Company has been advised by UCB that it remains committed to developing epratuzumab for the treatment of SLE. The remaining balance of $31,145,000 is recorded as deferred revenue in the accompanying consolidated balance sheet until such time that the Company is able to reasonably estimate its obligation period.

8.	Commitments and Contingencies

Employment Contracts

On June 28, 2007, the Amended and Restated Employment Agreement with Dr. Goldenberg was executed for the period through June 30, 2011 (see Note 6). As part of this agreement a $150,000 annual minimum payment is paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments. On January 31, 2008, the Company and Dr. Goldenberg entered into Amendment No. 1 to the Amended and Restated Employment Agreement pursuant to which the Company is no longer obligated to maintain life insurance policies for the benefit of Dr. Goldenberg and his affiliates.

On December 31, 2006, the Company and Cynthia L. Sullivan entered into a two-year Amended and Restated Employment Agreement pertaining to Ms. Sullivan’s service as the Company’s President and Chief Executive Officer. This agreement is renewable for successive one-year periods if agreed to by both parties.

For more information regarding employment contracts, see Note 9 in our Annual Report on Form 10-K for the year ended June 30, 2008.

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

A trial date is scheduled to begin on November 12, 2008. The Company is unable to reasonably determine the outcome of this litigation at this time.

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

Overview

Immunomedics is a biopharmaceutical company focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes approximately 123 issued patents in the United States, and more than 300 other issued patents worldwide, protects our product candidates and technologies.

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

See Risk Factors in Item 1A of this Quarterly Report

Research and Development

As of September 30, 2008, we employed 19 professionals in our research and development departments and 20 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.

Revenue Recognition

We account for revenue arrangements that include multiple deliverables in accordance with Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Arrangements (EITF 00-21). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. We concluded that the License and Collaboration Agreement, or the Nycomed Agreement, with Nycomed GmbH, and the Development, Collaboration and License Agreement dated May 9, 2006 with UCB, S.A., or the UCB Agreement, should be accounted for as a single unit of accounting.

We are amortizing the $40 million payment received as part of the Nycomed Agreement over the expected obligation period, which is currently estimated to end in December 2009. If the obligation period estimate should change in the future, whether due to delays or acceleration of the Nycomed’s requirements, this may affect the amortization period.

We have also concluded that the $38 million payment received from UCB should be amortized over the expected obligation period of the UCB Agreement, which was initially estimated to end in November 2009. During the 2007 fiscal year, UCB decided to stop further new patient enrollment into the Systemic Lupus Erythematosus, or SLE, clinical trials designed and initiated by us. UCB decided to establish new protocols under which new clinical trials for the treatment of SLE would be conducted and subsequently terminated the then existing SLE clinical trials that had been designed and initiated by us. As a result of the UCB decision to terminate the two Phase III SLE trials, initiated by us, we are no longer able to determine how these decisions will impact the obligation period for our remaining potential manufacturing responsibilities under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, we ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. The obligation period estimate will be re-evaluated when UCB makes a determination as to the next Phase III SLE clinical trials.

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

Auction Rate Securities

We hold a number of interest bearing auction rate securities, or ARS, that represent investments in pools of assets. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. ARS have long-term scheduled maturities, but have interest rates that are typically reset at pre-determined intervals (every 28 days for the securities purchased by us), at which time the securities can typically be purchased or sold, creating a liquid market. Due to an active secondary market for such investments, the rate reset for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. We do not intend to hold these securities to maturity, but rather to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity.

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

As of September 30, 2008, we held six auction rate securities with a par value of $23.0 million, and these securities are classified as short-term investments on the consolidated balance sheet. Until February 2008, the auction rate securities market was highly liquid. During the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. The uncertainties in the credit markets have affected our holdings in ARS investments as the auctions for these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.

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

As a result of our assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, we determined that the estimated fair value no longer approximates par value, although we continue to earn interest on the current auction rate security investments at the maximum contractual rate. Accordingly, during the 2008 fiscal year, we recorded an other than temporary impairment charge of $2.95 million to reduce the value of the ARS to their estimated fair value of $20.0 million. As of September 30, 2008, we estimated the fair value of these ARS of $21.1 million, resulting in an unrealized gain of $1.1 million recorded as other comprehensive income in the first quarter of fiscal 2009. We used a discounted cash flow model to determine the estimated fair value of our investment in ARS. The significant assumptions used in preparing the discounted cash flow model include (i) estimates for the investment’s contractual bond coupon rates (ranging from 2.04%-5.43%), (ii) the market yield interest rates (estimated at the U.S. Treasury Seven-Year Bond Rate of 3.38% plus a risk factor of 2.0%) and (iii) the effective maturity period of approximately seven years (which is the period the auctions are expected to resume its normal function). If our estimates regarding the fair value of these securities are inaccurate, a future other-than-temporary impairment charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and, as such, we may be required to record additional unrealized losses for impairment if we determine there are further declines in fair value. Included in the change in the market value is $86,000 amortization of the market value discount of the ARS, reported as interest income for the three-month period ended September 30, 2008.

Estimated Fair Value of Financial Instruments

On July 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or Statement No. 157. Statement No. 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value instruments. In accordance with Statement No. 157, we have categorized our financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth in Note 2, Summary of Significant Accounting Policies. We do not have any financial liabilities that are required to be measured at fair value on a recurring basis. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

Stock-Based Compensation

We have a stock incentive plan, the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization. This plan is described more fully in Note 7 to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2008 and Note 4 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 included elsewhere herein.

The grant-date fair value of stock awards is based upon the underlying price of the stock on the date of grant. The grant-date fair value of stock option awards must be determined using an option pricing model. Option pricing models require the use of estimates and assumptions as to (a) the expected term of the option, (b) the expected volatility of the price of the underlying stock and (c) the risk-free interest rate for the expected term of the option. The Company uses the Black-Scholes-Merton option pricing formula for determining the grant-date fair value of such awards.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
Expected stock price volatility	93%	93%
Risk free interest rate	3.42% - 3.71%	5.08%
Expected life of options (years)	5.31	5.40

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

Three-Month Period Ended September 30, 2008 Compared to 2007

Revenues

Revenues for the three-month period ended September 30, 2008 were $4,902,000, as compared to $781,000 for the same period in 2007, representing an increase of $4,121,000, or 528%. The growth for the three-month period ended September 30, 2008 is primarily the result of the amortization of the $3,644,000 of license fee revenues resulting from the Nycomed Agreement, as compared to no license fee revenues for the three-month period ended September 30, 2007. Product sales for the three-month period ended September 30, 2008 were $1,062,000, as compared to $702,000 for the same period in 2007, representing an increase of $360,000, or 51%. This increase resulted primarily from increased sales volume of LeukoScan in Europe. Research and development revenues for the three-month period ended September 30, 2008 were $196,000 as compared to $80,000 for the previous year, due to the timing and type of grant programs in place in the current fiscal period.

Costs and Expenses

Total costs and expenses for the three-month period ended September 30, 2008 were $7,294,000, as compared to $6,004,000 for the same period in 2007, representing an increase of $1,290,000 or 21%. Research and development expenses for the three-month period ended September 30, 2008 were $5,608,000 as compared to $5,240,000 for the same period in 2007, an increase of $368,000 or 7%. The increase in research and development expenses resulted primarily from higher headcount and related salaries and employee benefits, and increased spending for clinical trials. Cost of goods sold for the three-month period ended September 30, 2008 was $120,000 as compared to $147,000 for the same period in 2007. Gross profit margins were 89% and 79%, respectively in the first quarter of fiscal 2009 and 2008. The improvement in the gross profit percentage in 2008 is primarily due to our expensing work-in-process as a result of our quality assurance testing in 2007. Sales and marketing expenses for the three-month period ended September 30, 2008 of $196,000 was comparable to the $195,000 amount for the same period in 2007, with costs associated with increased sales offset by the impact of the increase of the U.S. dollar. General and administrative costs of $422,000 for the three-month period ended September 30, 2007 increased to $1,370,000 for the three-month period ended September 30, 2008, or 224%. This growth is primarily attributable to the reduction of $617,000 in 2007 of the deferred compensation accrual that related to the termination of certain severance payments and the assignment of insurance benefits of our Chairman’s previous employment agreement. In addition, the current period includes $300,000 of additional incentive compensation due to our Chairman as a result of the consummation of the Nycomed Agreement, in accordance with his employment agreement.

Interest Income

Interest income for the three-month period ended September 30, 2008 was $381,000 as compared to $576,000 for the same period in 2007, a reduction of $195,000. This decline was primarily the result of lower levels of cash available for investments during the quarter, (the $40.0 million of proceeds from the Nycomed Agreement was received in mid-August), as well as lower rates of return on investments. This decline for the three-month period ended September 30, 2008 was partially offset by $86,000 for the amortization of the discount for the auction rate securities.

Interest Expense

Interest expense for the three-month periods ended September 30, 2008 and 2007 was approximately $6,500 and $15,000, respectively.

Foreign Currency Transaction Gain

Foreign currency transactions amounted to a loss of $17,000 for the three-month period ended September 30, 2008 as compared to a gain of $37,000 for the same period in 2007, primarily as a result of currency fluctuations between the U.S. dollar and the Euro.

Operating Results

Net loss for the three-month period ended September 30, 2008, was $2,231,000 or $0.03 per share as compared to $4,603,000 or $0.06 per share, for the same period in 2007. The decline in the net loss in 2008 as compared to the net loss in the comparable period in 2007 resulted primarily from the amortization of the deferred revenue from the Nycomed Agreement, partially offset by the impact of reducing the $617,000 accrual for executive deferred compensation liability in the previous year (not repeated in the current year), and increased research and development expenses.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operations. Net cash provided by operating activities for the three-month period ended September 30, 2008 was $34.0 million, compared to net cash used in operating activities of $5.0 million for the three-month period ended September 30, 2007. The improvement of the current period’s cash flow from operations is primarily the result of the receipt of the proceeds of the $40.0 million upfront payment from the completion of the Nycomed Agreement in August 2008.

On July 11, 2008, we entered into the Nycomed Agreement providing Nycomed GmbH an exclusive worldwide license to develop, manufacture, and commercialize veltuzumab, our humanized anti-CD20 antibody, in the subcutaneous formulation, for the treatment of all non-cancer indications. Under the terms of the Nycomed Agreement, we retain the right to develop veltuzumab in the field of oncology. In addition, we will continue our ongoing Phase I/II study in immune thrombocytopenic purpura, or ITP and Nycomed will reimburse us for all expenses incurred in connection with this study. The Nycomed Agreement also provides us with an option to co-promote veltuzumab for the treatment of ITP in the United States. Under the terms of the Nycomed Agreement, we received an initial cash payment totaling $40.0 million on August 21, 2008.

Cash flows from investing. Net cash used in investing activities for the three months ended September 30, 2008 was $0.2 million compared to $0.5 million for the three months ended September 30, 2007. The investing activities for 2007 were a result of $0.4 million purchases of marketable securities with excess cash that was not required for operations. In the current year, existing cash balances have funded operating requirements.

Cash flows from financing. Net cash used in financing activities for the three-month period ended September 30, 2007 included $0.3 million relating to the payment of long-term debt, which was completely repaid as of June 30, 2008.

At September 30, 2008, we had working capital of $30,576,000, representing an increase of $6,401,000 from $24,175,000 at June 30, 2008. This increase in working capital is primarily a result of the receipt of the $40.0 million of upfront payment for the Nycomed Agreement in August 2008, partially offset by the increase in of deferred revenue of $29.0 million related to the Nycomed Agreement and from cash used in operations of $6,012,000, (excluding the amortization of $3.6 million of the Nycomed Agreement deferred revenue that was recognized).

Our cash and cash equivalents amounted to $39,937,000 at September 30, 2008, representing an increase of $33,805,000 from $6,132,000 at June 30, 2008. The increase was primarily attributable to our receipt of the $40.0 million upfront payment from the Nycomed Agreement, partially offset by our use of cash in operations during the three-month period ended September 30, 2008.

We hold a variety of ARS that represent investments in pools of assets. These ARS investments were intended to provide liquidity via an auction process that reset the applicable interest rate at predetermined calendar intervals that allowed investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets during the previous fiscal year affected our holdings in ARS investments and auctions for our investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2032 to 2045. All of the ARS investments are investment grade quality and were consistent with our investment policy at the time of acquisition.

Previously the fair value of ARS investments approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. The estimated fair value of ARS no longer approximates par value.

We used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of September 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of September 30, 2008 we determined there was an increase in the fair value of our ARS investments of $1.1 million, which was reported as an unrealized gain in other comprehensive income on the balance sheet.

During the 2008 fiscal year we determined that the entire impairment related to its ARS was other than temporary and recorded an impairment charge in other income (expense) of $2.95 million in our consolidated statement of operations for the year ended June 30, 2008. As of September 30, 2008, the ARS have increased by $1.1 million to $21.1 million due to changes in market circumstances, primarily as a result of the increase in the increase experienced in the LIBOR interest rate earned for the majority of the ARS.

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional other impairment charges in future periods. We continue to monitor the market for ARS transactions and consider their impact (if any) on the fair value of our investments (see Note 2, “Estimated Fair Value of Financial Instruments”).

With the $40.0 million of cash proceeds from the Nycomed Agreement received on August 21, 2008, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. Cash requirements in fiscal year 2009 are expected to be at a higher level than in fiscal year 2008 due to increased spending for research and development activities. However, research and development activities are expected to continue to expand over time and we do not believe we will have adequate cash to complete our research and development compounds in our development pipeline in line with our corporate strategy. As a result, we will continue to require additional financial resources in order to continue our research and development programs, clinical trials of product candidates and regulatory filings. Our ability to raise capital through public and private debt or equity financings may be negatively impacted by the recent downturn in the economy. There can be no assurances that financing will be available when we need it on terms acceptable to us, if at all.

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

During the early part of 2008, liquidity issues began to affect the global credit and capital markets. As a result, securities known as auction rate securities, or ARS, which historically have had a liquid market and had their interest rates reset periodically (e.g. monthly) through dutch auctions, began to fail at auction. These auction failures have caused ARS to become illiquid since investors are hesitant to purchase these types of investments, which in turn has caused the fair market values for these securities to decline. As of September 30, 2008, we have $23.0 million invested in ARS with long-term nominal maturities for which interest rates are reset through a dutch-auction each month. Our investments in ARS all currently have AAA/Aaa credit ratings and interest continues to be paid by the issuers of the securities. The ARS held are all AAA rated collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by insurance companies.

As a result of the liquidity issues experienced in the global credit and capital markets, our ARS, with a total principal value of $23.0 million at September 30, 2008, have experienced multiple failed auctions since February 2008. The estimated fair market value at September 30, 2008, of our ARS with continuing auction failures totaled approximately $21.1 million. We estimate the fair value of these auction rate securities using a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2008.

The table below presents the amounts and related weighted average interest rates by fiscal year of maturity for our investment portfolio in marketable securities as of September 30, 2008:

	Expected Maturity Date
	2009	2010	2011	2012	2013	2014 and thereafter	Total	Fair Value
	(in thousands)
Variable rate	$—	—	—	—	—	$23,000	$23,000	$21,143
Average Interest rate	—	—	—	—	—	3.13%	3.13%

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

In October 2006, we sued a former research scientist employee, seeking a declaration that we have the right, under a certain written agreement that the former employee executed at the time he commenced work for us, to an immediate assignment of all of the employee’s rights, titles and interest in three patent applications that the employee filed after leaving our employ. We further seek a judgment compelling the former employee to perform under the agreement and immediately assign to us all of their rights, titles and interest in these patent applications. We also seek damages for breach of contract.

During that same month, we were sued by the same former employee noted above as well as two other parties claiming rights to the patents, seeking a declaration that (i) a certain written agreement executed by the former employee at or about the time he commenced work for us does not obligate the former employee to assign to us three patent applications filed by him after he ceased working for us, (ii) we have no ownership rights in said patent applications, and (iii) a certain Recordation Form Cover Sheet that we filed with the United States Patent and Trademark Office, or PTO with respect to two of the three patent applications was invalid and unenforceable. Plaintiffs further seek a permanent injunction requiring us to withdraw the Recordation Form Cover Sheet that was filed with the PTO. We intend to vigorously defend this action.

A trial is scheduled to begin on November 12, 2008. We are unable to reasonably determine the outcome of this litigation at this time.

There were no other legal proceedings nor any material developments during the quarter ended September 30, 2008 in any of the legal proceedings described in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

We have incurred significant operating losses since our formation in 1982, and have never earned a profit since that time. As of September 30, 2008, we had an accumulated deficit of approximately $244,328,000, including a net loss of $2,231,000 for the three-month period ended September 30, 2008.

In July 2008, we entered into an agreement with Nycomed GmbH, or Nycomed, providing Nycomed an exclusive worldwide license to develop, manufacture, and commercialize veltuzumab, our humanized anti-CD20 antibody in the subcutaneous formulation for the treatment of all non-cancer indications. Under the terms of this agreement, we retain the right to develop veltuzumab in the field of oncology. As a result, we will continue to incur significant expenses relating to the development of veltuzumab for oncology indications. In addition, we will continue our ongoing Phase I/II study in immune thrombocytopenic purpura, or ITP. As we have continuing obligations under the Nycomed Agreement, we recorded the $40 million non-refundable payment received from Nycomed as deferred revenue and we are recognizing this amount through December 2009, which is our best estimate of the period of time required for us to fulfill our obligations under the Nycomed Agreement. Accordingly, we recognized $3,644,000 as License Fee Revenues for the three-month period ended September 30, 2008. The remaining balance of $36,356,000 is recorded as Deferred Revenue.

In May 2006, we entered into an agreement with UCB, S.A., or UCB, granting UCB the exclusive, worldwide license to develop, manufacture, market and sell epratuzumab, our humanized CD22 antibody, for all autoimmune disease indications. As part of this agreement UCB assumed the responsibility for conducting the Phase III SLE clinical trials we had designed and initiated. UCB subsequently decided to terminate these trials and establish new protocols under which new clinical trials for the treatment of SLE would be conducted. As a result of this decision, we are no longer able to determine when these clinical trials will take place or how these decisions will impact the obligation period for our remaining potential manufacturing responsibilities under the terms of the agreement with UCB. Therefore we have ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. As of September 30, 2008, this deferred revenue reported on the balance sheet is $31,145,000.

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

Our short-term marketable securities consist of AAA rated auction rate securities at a value of $21.1 million. The continued negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit markets do not improve, auctions for our invested amounts may continue to fail. If an auction continues to fail for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found, such buyer may only be willing to purchase the investments at price below par. Further, rating downgrades of the security issuer or the third-parties insuring such investments may further impact our ability to auction or sell these securities.

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

It is possible that the potential lack of liquidity in our auction rate security investments could adversely affect our liquidity and our ability to fund our operations. We cannot predict whether future auctions related to auction rate securities will be successful. We are currently seeking alternatives for reducing our exposure to the auction rate market, but may not be able to identify any such alternative. If we are not able to monetize some or all of its auction rate securities, we could suffer a loss and such loss could have a material adverse effect on our ability to finance our future ongoing operations.

Our most advanced therapeutic product candidates are still only in the clinical development stage, and will require us to raise capital in the future in order to fund further expensive and time-consuming studies before they can even be submitted for final regulatory approval.

Our most advanced therapeutic product candidates are still in the clinical development stage and will not be available for commercial sale any time soon, if ever. In order to complete the clinical development process for each of our product candidates, it will be necessary to invest significant financial resources, and devote a great deal of time and effort, just to reach the point where an application for final FDA or foreign regulatory approval can be submitted. In addition, we will need to raise additional capital to finance the costly process of obtaining approval for any of our current products should we get to that stage of product development. Given the recent downturn in the economy, however, financing may not be available to us when we need it or on terms acceptable to us.

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

In order to become a profitable biopharmaceutical company, we will need to raise significant amounts of additional capital. Because it can be difficult for a small-cap company like ours to raise equity capital on acceptable terms and given the recent downturn in the economy, we cannot assure you that we will be able to obtain the necessary capital when we need it, or on acceptable terms, if at all.

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

With the completion of the Nycomed Agreement and the receipt of the initial payments on August 21, 2008 related thereto, we believe we have adequate cash to fund our operations and research and development programs through the next twelve months. We intend to continue expending substantial capital on our research and development programs. We may need to raise additional capital in order to obtain the necessary regulatory approvals and then commercialize our therapeutic product candidates. Our capital requirements are dependent on numerous factors, including:

•	the rate at which we progress our research programs and the number of product candidates we have in pre-clinical and clinical development at any one time

•	the cost of conducting clinical trials involving patients in the United States, Europe and possibly; elsewhere;

•	our need to establish the manufacturing capabilities necessary to produce the quantities of our product;

•	product candidates we project we will need;

•	the time and costs involved in obtaining FDA and foreign regulatory approvals;

•	the cost of first obtaining, and then defending, our patent claims and other intellectual property rights;

•	the success of Nycomed and UCB in meeting the clinical development and commercial milestones for veltuzumab and epratuzumab, respectively; and

•	our ability to enter into licensing and other collaborative agreements to help off-set some of these costs.

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

Our ability to raise future capital on acceptable terms will depend not only upon our operating performance, but also on conditions in the public and private debt and equity markets, as well as the overall performance of other companies in the biopharmaceutical and biotechnology sectors. Because of the recent downturn in the economy and adverse conditions in the public and private debt and equity markets, financing may not be available to us when we need it on terms we find acceptable, if at all. Furthermore, the terms of any such debt or equity financing may include covenants which limit our future ability to manage the business, contain preferences, privileges and rights superior to those enjoyed by holders of our common stock or cause substantial dilution to our existing stockholders.

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

We will amortize the $40 million upfront payment received from Nycomed through December 2009, the period of time of our expected obligations in accordance with the terms of our agreement with Nycomed. We will amortize the remainder of the $38 million upfront payment received from UCB ($31.1 million as of September 30, 2008) as revenue over the period of time of the expected obligations for our remaining potential manufacturing responsibilities in accordance with the terms of our agreement with UCB, when that time period is more clearly defined.

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

We expect to rely at least in part on third party collaborators to perform a number of activities relating to the development and commercialization of our product candidates, including the manufacturing of product materials, the design and conduct of clinical trials for our product candidates, and potentially the obtaining of regulatory approvals and marketing and distribution of any successfully developed products. Our collaborative partners may also have or acquire rights to control aspects of our product development and clinical programs. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate. In addition, if any of these collaborative partners withdraw support for our programs or product candidates or otherwise impair their development our business could be negatively affected. To the extent we undertake any of these activities internally, our expenses may increase.

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

The successful development of therapeutic products frequently requires the application of multiple technologies that may be subject to the patent or other intellectual property rights of third parties. Although we believe it is likely we will need to license technologies and processes from third parties in the ordinary course of our business, we are not currently aware of any material conflict involving our technologies and processes with any valid patents or other intellectual property rights owned or licensed by others. In the event that a third party was to claim such a conflict existed, they could sue us for damages as well as seek to prevent us from commercializing our product candidates. It is possible that a third party could successfully claim that our products infringe on their intellectual property rights. Uncertainties resulting from the litigation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Any patent litigation or other proceeding, even if resolved in our favor, would require significant financial resources and management time.

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

The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Biogen Idec, Genentech, Glaxo SmithKline, Hoffmann-LaRoche, Human Genome Sciences, Seattle Genetics, Trubion Pharmaceuticals, Zymogenetics, Merck Serono, Genmab, Medarex, Amgen Inc., Bristol-Myers Squibb, Bayer Schering Pharma AG, Wyeth, AstraZeneca and Eli Lilly, are engaged in the development of therapeutic autoimmune and oncology products. For example, Genentech has recently entered into a collaboration agreement with Hoffman-LaRoche and GlycArt, a company wholly-owned by Hoffman-LaRoche, for the joint development and commercialization of GlycArt’s GA101 molecule, a humanized anti-CD20 monoclonal antibody that will compete with veltuzumab. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the three-month period ended September 30, 2008, we reimbursed CMMI with $50,000 for research activities conducted on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have research collaborations with CMMI.

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

At November 3, 2008, we had 75,111,164 shares of common stock outstanding, 6,254,600 additional shares reserved for the exercise of outstanding options and warrants and 5,715,650 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plans.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of September 30, 2008, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 11% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

At November 3, 2008, we had 75,111,164 shares of common stock outstanding, 6,254,600 additional shares reserved for the exercise of outstanding options and warrants and 5,715,650 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plan.

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

IMMUNOMEDICS, INC.

November 7, 2008	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2008	By:	/s/ Gerard G. Gorman
Gerard G. Gorman
Senior Vice President, Finance and Business Development, and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.