Form 10-Q
period 2008-12-31
IMMUNOMEDICS INC
filed 2009-02-09
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

The number of shares of the registrant’s common stock outstanding as of February 5, 2009 was 75,137,831.

IMMUNOMEDICS, INC.

		Page No.
PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2008 and June 30, 2008 (audited)	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Six Months Ended December 31, 2008 and 2007	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2008 and 2007	5

	Notes to Unaudited Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

ITEM 4.	CONTROLS AND PROCEDURES	32

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	33

ITEM 1A.	RISK FACTORS	34

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	47

ITEM 6.	EXHIBITS	48

SIGNATURES		49

EXHIBIT INDEX

ITEM 1.	FINANCIAL STATEMENTS

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	June 30, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$36,573,345	$6,132,470
Auction rate securities – current	—	20,050,000
Accounts receivable, net of allowance for doubtful accounts of $117,000 and $192,000, at December 31, 2008 and June 30, 2008, respectively	730,450	1,057,974
Inventory	351,991	469,964
Other receivables	1,243,804	169,405
Prepaid expenses	538,113	434,305
Other current assets	19,429	42,630

Total current assets	39,457,132	28,356,748
Property and equipment, net of accumulated depreciation of $20,745,623 and $20,013,900, at December 31, 2008 and June 30, 2008, respectively	5,644,760	5,923,170
Auction rate securities – noncurrent	19,353,742	—
Value of life insurance policy	436,019	420,774
Other long-term assets	30,000	30,000

	$64,921,653	$34,730,692

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$4,056,583	$4,182,236
Deferred revenues – current portion	29,084,000	—

Total current liabilities	33,140,583	4,182,236
Other liabilities	819,412	766,123
Deferred revenues – long term	31,145,385	31,145,385
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2008 and June 30, 2008	—	—
Common stock, $0.01 par value; authorized 110,000,000 shares; issued and outstanding, 75,137,831 shares at December 31, 2008 and 75,107,164 shares at June 30, 2008	751,378	751,071
Capital contributed in excess of par	240,575,609	239,891,558
Treasury stock, at cost, 34,725 shares	(458,370)	(458,370)
Accumulated deficit	(241,436,857)	(242,097,892)
Accumulated other comprehensive income	384,513	550,581

Total stockholders’ deficit	(183,727)	(1,363,052)

	$64,921,653	$34,730,692

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(unaudited)
Revenues:
Product sales	$745,516	$876,888	$1,807,351	$1,578,726
License fee and other revenues	7,321,000	—	10,965,000	—
Research and development	446,253	124,310	642,351	203,857

Total revenues	8,512,769	1,001,198	13,414,702	1,782,583

Costs and Expenses:
Costs of goods sold	50,333	96,079	170,438	242,733
Research and development	5,581,438	5,019,884	11,189,317	10,260,272
Sales and marketing	199,539	208,708	395,848	403,700
General and administrative	1,200,636	455,861	2,570,137	877,972

Total costs and expenses	7,031,946	5,780,532	14,325,740	11,784,677

Operating income (loss)	1,480,823	(4,779,334)	(911,038)	(10,002,094)
Impairment charge on auction rate securities	(327,378)	—	(327,378)	—
Interest and other income	448,547	514,248	829,316	1,090,203
Interest expense	—	(9,813)	(6,500)	(24,940)
Minority interest	—	31,607	—	61,598
Foreign currency transaction (loss) gain	(39,860)	19,639	(57,063)	56,247

Income (loss) before income tax benefit	1,562,132	(4,223,653)	(472,663)	(8,818,986)
Income tax benefit	1,329,529	1,019,943	1,133,698	1,012,542

Net income (loss)	$2,891,661	$(3,203,710)	$661,035	$(7,806,444)

Earnings per common share – basic
Net income (loss)	$0.04	$(0.04)	$0.01	$(0.10)

Earnings per common share – diluted
Net income (loss)	$0.04	$(0.04)	$0.01	$(0.10)

Weighted average shares used to calculate earnings per common share:
Basic	75,117,251	75,094,936	75,112,512	75,078,550

Diluted	75,201,673	75,094,936	75,196,934	75,078,550

Comprehensive income (loss):
Net income (loss)	$2,891,661	$(3,203,710)	$661,035	$(7,806,444)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(29,940)	28,198	(166,068)	49,886
Unrealized gain (loss) on securities available for sale – net	(1,006,824)	(3,440)	—	4,680

Other comprehensive (loss) income	(1,036,764)	24,758	(166,068)	54,566

Comprehensive income (loss)	$1,854,897	$(3,178,952)	$494,967	$(7,751,878)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$661,035	$(7,806,444)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	731,723	818,221
Increase in deferred revenue from Nycomed Agreement	40,000,000	—
Amortization of deferred revenue	(10,916,000)	—
Minority interest	—	(61,598)
(Decrease) increase in for allowance for doubtful accounts	(74,807)	32,405
Impairment charge on auction rate securities	327,378	—
Amortization of discounts of auction rate securities.	(171,828)	—
Gain on redemption of auction rate securities	(59,292)	—
Non-cash expense relating to issuance of stock options	677,358	465,640
Termination of executive life insurance policies	—	(1,865,663)
Non-cash increase in value of life insurance policy	(15,245)	(7,374)
Amortization of deferred rent	53,289	53,290
Increase in non-current deferred compensation for executive	—	38,778
Changes in other operating assets and liabilities	(760,355)	147,789
Other	(166,068)	54,565

Net cash provided by (used in) operating activities	30,287,188	(8,130,391)

Cash flows from investing activities:
Purchases of auction rate securities	—	(159,000,000)
Proceeds from sales and maturities of auction rate securities	600,000	157,595,320
Purchases of property and equipment	(453,313)	(121,893)

Net cash provided by (used in) investing activities	146,687	(1,526,573)

Cash flows from financing activities:
Exercise of stock options	7,000	84,200
Payments of debt	—	(637,600)

Net cash provided by (used in) financing activities	7,000	(553,400)

Net increase (decrease) in cash and cash equivalents	30,440,875	(10,210,364)
Cash and cash equivalents, beginning of period	6,132,470	19,088,089

Cash and cash equivalents, end of period	$36,573,345	$8,877,725

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

1.	Business Overview and Basis of Presentation

Immunomedics, Inc. is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. Immunomedics has transitioned away from the development of diagnostic imaging products in order to accelerate the development of therapeutic product candidates. The Company currently manufactures and sells the diagnostic imaging product LeukoScan® throughout Europe, Canada and in certain other markets outside the U.S. The Company has two foreign subsidiaries, Immunomedics B.V. in the Netherlands and Immunomedics GmbH in Darmstadt, Germany, to assist the Company in managing sales efforts and coordinating clinical trials in Europe. In addition, included in the accompanying financial statements is the majority-owned subsidiary, IBC Pharmaceuticals, Inc. (IBC), which has been working since 1999 on the development of novel cancer radiotherapeutics using patented pre-targeting technologies with proprietary, bispecific antibodies.

The accompanying unaudited consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2008 has been derived from the Company’s audited fiscal 2008 consolidated financial statements. Operating results for the six-month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2009, or any other period.

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

As of December 31, 2008, the Company had $36.6 million in cash and cash equivalents. As a result of entering into the July 11, 2008 License and Collaboration Agreement (the “Nycomed Agreement”) with Nycomed GmbH (“Nycomed”) (see Note 8) along with the receipt of the initial payments related thereto, the Company has sufficient funds to continue its operations and its research and development programs for at least the next twelve months. During fiscal 2009, the Company plans to maintain its cash utilization rate at the current level while a number of new clinical trials supported by the Company, its corporate partners and National Cancer Institute study groups are being initiated. The Company expects research and development activities to continue to expand over time and the Company does not believe it will have adequate cash to complete its research and development of compounds in its development pipeline in line with its corporate strategy. As a result, Immunomedics will continue to require additional financial resources in order to continue its research and development programs, clinical trials of product candidates and regulatory filings.

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

2.	Summary of Significant Accounting Policies

These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2008. The Company adheres to the same accounting policies in preparation of its interim financial statements.

Reclassification

Certain prior year balances have been reclassified to conform to current year presentation.

Concentration of Credit Risk

As of December 31, 2008, the Company has $22.4 million of principal invested in auction rate securities (ARS), which represents interests in student loans and student loan revenue bonds. These securities have long-term nominal maturities for which interest rates are reset through a dutch-auction each month and these auctions had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, these ARS have had multiple failed auctions since February 2008. There have been no successful auctions subsequent to February 2008 for any of the ARS held by the Company. The estimated fair market value of these ARS at December 31, 2008, is approximately $19.4 million, which has been classified as non-current assets on the consolidated balance sheet. See the discussion below on Estimated Fair Value of Financial Instruments.

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

•

Level 2 – Financial assets whose value are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

•

Level 3 – Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

	Level 1	Level 2	Level 3	Total
Money Market Funds	$32,823	$—	$—	$32,823
Auction Rate Securities	—	—	19,354	19,354

Total	$32,823	$—	$19,354	$52,177

The money market funds noted above are included in cash and cash equivalents in the condensed consolidated balance sheets. The Company estimated the fair value of its auction rate securities using a discounted cash flow model as of December 31, 2008. See Note 3 for a description of the assumptions and methods used to estimate the fair value of the ARS.

The following is a reconciliation of the beginning and ending balances of the financial assets categorized as Level 3 in the table above (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction Rate Securities
Beginning balance at June 30, 2008	$20,050

Total gains or losses (realized or unrealized):
Included in earnings	(96)
Included in other comprehensive income	—
Purchases, issuances and settlements	(600)
Transfers in and/or out of Level 3	—

Ending balance at December 31, 2008	$19,354

Change in unrealized gain relating to assets still held at the reporting date	$(1,007)

The amount of total gains or losses for the period included in earnings attributable to other than temporary losses relating to assets still held at the reporting date	$(327)

Reimbursement of Expenses

Revenues for research and development costs that are reimbursable under collaboration agreements are recognized in accordance with EITF Issue 99-19, Reporting Revenue Gross as a

Principal Versus Net as an Agent (EITF 99-19). The revenue associated with these reimbursable amounts are included as a reduction of research and development expenses. The Company records these reimbursements as a reduction of research and development expenses as the Company’s partner in the collaboration agreement has the financial risks and responsibility for conducting these research and development activities.

Inventory

Inventory, which consists of the finished product LeukoScan, is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. An inventory reserve is recorded for finished product that is not deemed to be saleable, if necessary. At December 31, 2008 and June 30, 2008, the Company did not record an inventory reserve as all inventory was deemed saleable.

Income Taxes

The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statements amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. The Company’s U.S. Federal income tax return for the 2007 fiscal year is currently under examination.

Benefits received resulting from the sale of certain of our State of New Jersey Net Operating Losses (NOL) are recognized as a tax benefit when the NOL is approved for sale by the State of New Jersey. During the three months ended December 31, 2008 and 2007, the Company sold and received benefits of approximately $1,386,000 and $1,063,000, respectively, as a result of the State of New Jersey NOLs. No benefits were sold for the first three months of either the 2009 or 2008 fiscal years.

Income taxes were provided for profitable foreign jurisdictions at the applicable effective tax rate. The income taxes for foreign jurisdictions for the three and six-month periods ended December 31, 2008 includes $71,000 and $236,000 respectively, for liabilities resulting from taxable foreign entities, as compared to $43,000 and $50,000 for the three and six month periods ended December 31, 2007, respectively.

Net Income (Loss) Per Share Allocable to Common Stockholders

Basic and diluted net income (loss) per share are computed in accordance with Financial Accounting Standards Board (“FASB”) SFAS No. 128, Earnings Per Share. Basic net income (loss) per share is based upon the number of weighted average number of shares of common stock and vested shares outstanding. Diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock during the three and six month period ended December 31, 2008, are calculated under the treasury stock method. Potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), net unrealized gains (loss) on securities available for sale and foreign exchange translation adjustments and is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss).

3.	Auction Rate Securities

Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as a separate component of accumulated other comprehensive loss. Immunomedics considers all of its investments to be available-for-sale. Auction rate securities at December 31, 2008 and June 30, 2008 consist of the following ($ in thousands):

	Adjusted Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
December 31, 2008
Auction Rate Securities	$19,354	$—	$—	$19,354

	$19,354	$—	$—	$19,354

June 30, 2008
Auction Rate Securities	$20,050	$—	$—	$20,050

	$20,050	$—	$—	$20,050

ARS are debt instruments that represent investments in pools of assets. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. ARS have long-term scheduled maturities, ranging from 2032 to 2046, but have interest rates that are typically reset at pre-determined intervals (every 28 days for the securities purchased by the Company), at which time the securities can typically be purchased or sold, creating a liquid market. When there is an active market for such investments, the reset rate for each instrument is an opportunity to accept the rates that reset or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. As discussed below the auctions failed during fiscal 2008. The Company does not intend to hold these securities to maturity, but rather to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity.

The ARS held are all AAA rated collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by insurance companies. To date, the Company has collected all interest payable on all of the ARS when due and expects to continue to do so in the future of which there is no assurance.

During fiscal 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. As of December 31, 2008, the Company holds six auction rate securities with a par value of $22.4 million. The continued uncertainties in the credit markets have affected the Company’s holdings in ARS investments as the auctions for these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process, of which there is no assurance.

In prior periods the ARS were classified as current assets, as it was the Company’s intention to sell the securities when a secondary market for the ARS developed. However, the Company’s financial position has improved and the offers received for certain ARS are not at terms that are presently acceptable to the Company. As the Company believes it has sufficient cash and cash equivalents at December 31, 2008 for at least the next twelve months, it is not imperative to fund the Company’s operations by liquidating the ARS held at unreasonable discounts. Therefore, the ARS are classified as non-current assets in the consolidated balance sheet as of December 31, 2008 and will continue to be classified as such until market conditions improve and a viable market for these securities has developed.

As a result of the Company’s assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, the Company determined that the estimated fair value no longer approximates par value, although the Company continues to earn interest on the current auction rate security investments at the maximum contractual rate. Accordingly, during the 2008 fiscal year the Company recorded an other than temporary impairment charge of $2.95 million to reduce the value of the ARS to their estimated fair value of $20.0 million. During the six-month period ended December 31, 2008, the Company settled $0.6 million of ARS at par value, resulting in a $59,000 gain which was recorded as other income in the condensed consolidated statement of operations. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS of $19.4 million as of December 31, 2008, resulting in an other than temporary impairment charge of $0.3 million recorded during the first six months of fiscal 2009.

The significant assumptions used in preparing the discounted cash flow model as of December 31, 2008 include (i) estimates for the investment’s contractual bond coupon rates (ranging from 1.25% – 1.93%), (ii) the market yield interest rates (estimated at the U.S. Treasury Seven-Year Bond Rate of 1.87% plus a risk factor of 2.0%) and (iii) the effective maturity period of approximately seven years (which is the period the auctions are expected to resume its normal function). If the Company’s estimates regarding the fair value of these securities are inaccurate, a future other-than-temporary impairment charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and as such the Company may be required to record additional losses for impairment if the Company determines there are further declines in fair value. During the six-month period ended December 31, 2008, the Company reported $172,000 in amortization of the market value discount of the ARS.

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

The fair value of each option granted during the six-month periods ended December 31, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the following table:

	Six-month periods ended December 31,
	2008	2007
Expected dividend yield	0%	0%
Expected option term (years)	5.31	5.40
Expected stock price volatility	93%	93%
Risk-free interest rate	1.92 – 3.71%	3.70 – 5.11%

The weighted average fair value at the date of grant for options granted during the six-month periods ended December 31, 2008 and 2007 were $1.92 and $3.03 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated based on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the six-month period ended December 31, 2008 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2008	5,535,933	$7.55
Granted	707,000	2.59
Exercised	(4,000)	1.75
Cancelled or forfeited	(219,000)	3.43

Outstanding, December 31, 2008	6,019,933	7.12	4.68	$10,800

Exercisable, December 31, 2008	4,632,746	8.33	4.14	$10,700

The Company has 1,387,187 non-vested options outstanding as of December 31, 2008. As of December 31, 2008, there was $3,176,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.57 years. The Company recorded $677,000 and $466,000 for stock-based compensation for the six-month periods ended December 31, 2008 and 2007, respectively.

As part of the Plan, on the date of each annual stockholder meeting, each non-employee Board member who continues to serve as a non-employee Board member shall automatically be granted restricted stock units covering not more than an additional 5,000 shares of restricted stock units provided such individual has served as a non-employee Board member for a period of at least three months. On July 18, 2008, at the Compensation Committee Meeting, the Company awarded 150,000 restricted stock units to certain executive officers of the Company at the market price on that date ($2.67 per share). These restricted stock units will vest over four years. An additional 25,000 shares of restricted stock units were issued to Board members on December 3, 2008. These restricted stock units will vest over a one year period.

A summary of the Company’s non-vested restricted stock units at June 30, 2008, and changes during the six-month period ended December 31, 2008 is presented below:

Non-Vested Restricted Stock Units	Number of Awards
Non-vested at July 1, 2008	26,667
Granted	175,000
Vested	(26,667)
Forfeited	—

Non-vested at December 31, 2008	175,000

5.	Earnings Per Share

Per share data is based on the weighted average outstanding number of shares of the Company’s common stock during the relevant period. Basic earnings per share are calculated using the weighted average number of outstanding shares of common stock. Diluted earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options and restricted stock units whether or not currently exercisable. Diluted earnings per share for all the periods presented does not include securities if their effect was antidilutive (in thousands, except per share amounts).

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net income (loss)	$2,892	$(3,204)	$661	$(7,806)

Basic earnings per share:
Weighted average basic common shares outstanding	75,117	75,095	75,113	75,079
Basic earnings per share	$0.04	$(0.04)	$0.01	$(0.10)

Diluted earnings per share:
Weighted average basic common shares outstanding	75,117	75,095	75,113	75,079
Dilutive effect of stock options	71	—	71	—
Dilutive effect of restricted stock units	13	—	13	—

Weighted average diluted common shares outstanding	75,201	75,095	75,197	75,079

Diluted earnings per share	$0.04	$(0.04)	$0.01	$(0.10)

Stock options excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	5,949	5,618	5,949	5,618

Restricted stock units excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	162	26	162	26

6.	Geographic Segments

Immunomedics manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based products for cancer, autoimmune and other serious diseases, and it currently reports as a single industry segment. Immunomedics conducts its research and development activities primarily in the United States. Immunomedics markets and sells LeukoScan® throughout Europe, Canada and in certain other markets outside the United States.

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the six-month periods ended December 31, 2008 and 2007 ($ in thousands):

	Three-Months Ended December 31, 2008
	United States	Europe	Total
Total assets	$61,760	$3,162	$64,922
Property and equipment, net	5,643	2	5,645
Revenues	7,774	739	8,513
Income before taxes	1,445	117	1,562

	Three-Months Ended December 31, 2007
	United States	Europe	Total
Total assets	$47,073	$3,134	$50,207
Property and equipment, net	6,608	3	6,611
Revenues	142	859	1,001
Income (loss) before taxes	(4,436)	212	(4,224)

	Six-Months Ended December 31, 2008
	United States	Europe	Total
Revenues	$11,629	$1,786	$13,415
Income (loss) before taxes	(885)	412	(473)

	Six-Months Ended December 31, 2007
	United States	Europe	Total
Revenues	$261	$1,522	$1,783
Income (loss) before taxes	(9,158)	339	(8,819)

7.	Related Party Transactions

Certain of the Company’s affiliates, including members of senior management and its Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Chairman of the Board of Directors and Chief Medical Officer and Chief Scientific Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, and certain entities with which the Company does business, including the Center for Molecular Medicine and Immunology, or CMMI, and the Company’s majority-owned subsidiary, IBC Pharmaceuticals, Inc., or IBC. Dr. Goldenberg and Ms. Sullivan are husband and wife. For a description of these relationships and transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and the notes to the audited financial statements contained therein.

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately

$85,000 and $35,000 for the six-month periods ended December 31, 2008 and 2007, respectively. The Company also provides to CMMI, at no cost, laboratory materials and supplies. The Company incurred legal expenses on behalf of CMMI for patent related matters for the six-month period ended December 31, 2008 of $6,000 as compared to $19,000 for the six-month period ended December 31, 2007. The Company has first rights to license those patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

For each of the six-month periods ended December 31, 2008 and 2007, Dr. Goldenberg received $27,500 in compensation for his services to IBC.

The Company has a Second Amended and Restated Employment Agreement with Dr. Goldenberg for his service to the Company as the Chief Scientific Officer and Chief Medical Officer (the “Goldenberg Agreement”), which terminates June 30, 2011. This agreement covers aspects of his compensation as well as duties and responsibilities of his employment at Immunomedics. For a description of the Goldenberg Agreement see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and the notes to the audited financial statements contained therein.

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

The Company agreed to make a minimum payment of $150,000 to Dr. Goldenberg during each of the fiscal years during the Goldenberg Agreement, payable in equal quarterly payments, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. During the six-month period ended December 31, 2008, in accordance with the terms of the Goldenberg Agreement for additional incentive compensation for transactional payments, a payment of $300,000 was made to Dr. Goldenberg as a result of the completion of the Nycomed Agreement. No payments were made for revenue incentive compensation other than the $37,500 minimum quarterly payments made for the six-month period ended December 31, 2007.

Under the terms of the previous employment agreement with Dr. Goldenberg, the Company was to continue to pay the premium cost of life insurance policies on the life of Dr. Goldenberg in effect under the previous employment agreement. On September 7, 2007, Dr. Goldenberg and the Company entered into agreements to terminate certain severance payments and assign certain insurance benefits included as part of Dr. Goldenberg’s previous employment agreement. The termination of this arrangement reduced the Company’s deferred compensation accrual and net loss by approximately $617,000 for the three month period ended September 30, 2007.

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

Upon surrender of the insurance policy on December 26, 2007, the Company eliminated the deferred compensation liability of $1,249,000 previously recorded by the Company for the present value of the future benefits expected to be provided to the Chairman in exchange for the Chairman’s service to his termination date, which was recorded as a reduction of general and administrative expenses in the second quarter of fiscal 2008. With the termination of the split-dollar agreement and the Company’s entrance into Amendment No. 1 to the Goldenberg Agreement dated January 31, 2008, the Company is no longer obligated to maintain any life insurance policies to which Dr. Goldenberg is the beneficiary. The Company currently maintains $21.0 million of life insurance policies on Dr. Goldenberg for the benefit of the Company.

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

Under the terms of the Nycomed Agreement, Immunomedics received a non-refundable initial cash payment of $40 million on August 21, 2008. Immunomedics could also receive potential cash milestone payments of up to $580 million. These milestone payments are dependent upon completion of certain clinical, regulatory and sales-based milestones, each as set forth in the Nycomed Agreement. The Company will also receive an escalating double digit royalty based on annual net sales by Nycomed, its affiliates or sublicenses under the Nycomed Agreement during the royalty term. No clinical milestones or royalty payments were earned or received through December 31, 2008. There can be no assurance that these clinical, regulatory or sales achievements will be met and therefore there can be no assurance that the Company will receive such future payments. In addition, the Company will continue its ongoing Phase I/II study in Immune Thrombocytopenic Purpura (“ITP”) and Nycomed will reimburse Immunomedics for all direct expenses incurred in connection with this study. The Nycomed Agreement also provides the Company with an option to co-promote veltuzumab for the treatment of ITP in the United States.

The Nycomed Agreement contains customary termination provisions, including the right of both parties to terminate the Agreement in the event that either party materially breaches or defaults in the performance of any of its obligations as outlined in the Agreement. In addition, the Nycomed Agreement may be terminated by Nycomed for any reason upon written notice to Immunomedics, which will be effective 180 days from the date of receipt of such notice, provided that Nycomed may not terminate until 18 months after August 15, 2008 (the “Effective Date”).

The Company determined that all elements under the collaboration and co-promotion agreement should be accounted for as a single unit of accounting under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In accordance with SAB No. 104 (Topic 13, Revenue Recognition), deferral of revenue is appropriate regarding nonrefundable, upfront fees received in single unit of accounting arrangements. As the Company has continuing obligations under the Nycomed Agreement, the Company recorded the $40 million non-refundable payment as deferred revenue and the Company is recognizing this amount through December 2009, which is the Company’s best estimate of the period of time required for the Company to fulfill its obligations under the Nycomed Agreement. Accordingly, the Company recognized $10,916,000 as License Fee Revenues for the six-month period ended December 31, 2008. The remaining balance of $29,084,000 is recorded as Deferred Revenue in the accompanying condensed consolidated balance sheet.

Nycomed is solely responsible for the development, manufacturing and commercialization of veltuzumab, (only for the subcutaneous formulation), for all non-cancer indications. The Company is obligated to manufacture and supply veltuzumab to Nycomed for the quantity of materials for the period of time specified in the Nycomed Agreement, using reasonable commercial efforts to manufacture the material until the earlier of either Nycomed establishes a manufacturing process for veltuzumab or Nycomed establishes a source of supply for veltuzumab from a third-party manufacturer (up to a maximum of fifteen months after the effective date). For the six-month period ended December 31, 2008, the Company manufactured materials for Nycomed for which it will be reimbursed $1,079,000, as outlined in the Nycomed Agreement. In addition, Immunomedics is to complete the research and development activities indicated in the Nycomed Agreement, for which the Company will be reimbursed for all direct costs by Nycomed, ($119,000 outstanding as of December 31, 2008). Nycomed will have sole responsibility for all clinical development, regulatory filings and related submissions, as well as all commercialization activities with respect to veltuzumab.

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

The Company determined that all elements under the UCB Agreement should be accounted for as a single unit of accounting under EITF 00-21. Accordingly, the deferral of revenue is appropriate regarding nonrefundable, upfront fees received in a single unit of accounting arrangements. With the Company’s continuing obligations under the UCB Agreement, and as significant development risk remains, the Company recorded the $38 million non-refundable payment as deferred revenue and was to amortize the $38 million payment received over the expected obligation period, originally estimated to end in November 2009.

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

As a result of the UCB decision to terminate the two Phase III SLE trials initiated by Immunomedics, the Company is no longer able to determine how these decisions will impact its obligation period for the remaining potential manufacturing responsibilities under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, the Company ceased amortizing to revenue the deferred revenue recorded with the receipt of the up-front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. The Company has been advised by UCB that it remains committed to developing epratuzumab for the treatment of SLE. The remaining balance of $31,145,000 is recorded as deferred revenue in the accompanying consolidated balance sheet until such time that the Company is able to reasonably estimate its obligation period.

9.	Commitments and Contingencies

Employment Contracts

On December 17, 2008, the Company and Dr. Goldenberg entered into the Second Amended and Restated Employment Agreement in order to comply with Section 409A of the Internal Revenue Code, which changed the income tax treatment of nonqualified deferred compensation and imposed new requirements on both the terms and operation of such compensation. On January 31, 2008, the Company and Dr. Goldenberg entered into Amendment No. 1 to the Amended and Restated Employment Agreement pursuant to which the Company is no longer obligated to maintain life insurance policies for the benefit of Dr. Goldenberg and his affiliates. On June 28, 2007, the Amended and Restated Employment Agreement with Dr. Goldenberg was executed for the period through June 30, 2011 (see Note 6). As part of this agreement a $150,000 annual minimum payment is paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments.

On December 17, 2008, the Company and Cynthia L. Sullivan entered into the Second Amended and Restated Employment Agreement in order to comply with Section 409A of the Internal Revenue Code, which changed the income tax treatment of nonqualified deferred compensation and imposed new requirements on both the terms and operation of such compensation. On December 31, 2006, the Company and Ms. Sullivan entered into a two-year Amended and Restated Employment Agreement pertaining to Ms. Sullivan's service as the Company's President and Chief Executive Officer. This agreement is renewable for successive one-year periods if agreed to by both parties.

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

The trial is currently in process. The Company is unable to reasonably determine the outcome of this litigation at this time.

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

Overview

Immunomedics is a biopharmaceutical company focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes approximately 134 issued patents in the United States, and more than 310 other issued patents worldwide, protects our product candidates and technologies.

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

See Risk Factors in Item 1A of this Quarterly Report

Research and Development

As of December 31, 2008, we employed 19 professionals in our research and development departments and 20 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Revenue Recognition

We account for revenue arrangements that include multiple deliverables in accordance with Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Arrangements, or EITF 00-21. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. We concluded that the License and Collaboration Agreement, or the Nycomed Agreement, with Nycomed GmbH, and the Development, Collaboration and License Agreement dated May 9, 2006 with UCB, S.A., or the UCB Agreement, should be accounted for as a single unit of accounting.

We are amortizing the $40 million payment received as part of the Nycomed Agreement over the expected obligation period, which is currently estimated to end in December 2009. If the obligation period estimate should change in the future, whether due to delays or acceleration of the Nycomed’s requirements, this may affect the amortization period.

We have also concluded that the $38 million payment received from UCB should be amortized over the expected obligation period of the UCB Agreement, which was initially estimated to end in November 2009. During the 2007 fiscal year, UCB decided to stop further new patient enrollment into the Systemic Lupus Erythematosus, or SLE, clinical trials designed and initiated by us. UCB decided to establish new protocols under which new clinical trials for the treatment of SLE would be conducted and subsequently terminated the then existing SLE clinical trials that had been designed and initiated by us. During the three-month period ended March 31, 2008, UCB started the Phase IIb dose ranging study for Systemic Lupus Erythematosus, or SLE. Data from this clinical trial is expected to be available in the second half of calendar 2009. The size and scope of the Phase III trials will be determined in part based on the results obtained from the Phase IIb study. As a result of the UCB decision to terminate the two Phase III SLE trials, initiated by us, we are no longer able to determine how these decisions will impact the obligation period for our remaining potential manufacturing responsibilities under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, we ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. The obligation period estimate will be re-evaluated when UCB makes a determination as to the next Phase III SLE clinical trials.

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

Revenues for research and development costs that are reimbursable under collaboration agreements are recognized in accordance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF 99-19. The revenue associated with these reimbursable amounts are included as a reduction of research and development expenses. We record these reimbursements as a reduction of research and development expenses as our partner in the collaboration agreement has the financial risks and responsibility for conducting these research and development activities.

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

Auction Rate Securities

We hold a number of interest bearing auction rate securities, or ARS, that represent investments in pools of assets. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. ARS have long-term scheduled maturities, but have interest rates that are typically reset at pre-determined intervals (every 28 days for the securities purchased by us), at which time the securities can typically be purchased or sold, creating a liquid market. Due to an active secondary market for such investments, the rate reset for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. We do not intend to hold these securities to maturity, but rather to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity. As described below, in February of 2008 the auction process failed.

The ARS held are all AAA rated collateralized by student loans, guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by insurance companies. To date we have collected all interest payable on all ARS when due and expect to continue to do so in the future.

As of December 31, 2008, we held six auction rate securities with a par value of $22.4 million, and these securities are classified as short-term investments on the consolidated balance sheet. Until February 2008, the auction rate securities market was highly liquid. During the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. The uncertainties in the credit markets have affected our holdings in ARS investments as the auctions for these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or a buyer is found outside of the auction process of which there is no assurance.

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

In prior periods the ARS were classified as current assets, as it was our intention to sell the securities when a secondary market for the ARS developed. However, our financial position has improved and the offers received for certain ARS are not at terms that are presently acceptable. As we believe we have sufficient cash and cash equivalents at December 31, 2008 for at least the next twelve months, it is not imperative to fund our operations by liquidating the ARS held at unreasonable discounts. Therefore the ARS are classified as non-current assets in the consolidated balance sheet as of December 31, 2008 and will continue to be classified as such until market conditions improve and a viable market for these securities has developed.

As a result of our assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, we determined that the estimated fair value no longer approximates par value, although we continue to earn interest on the current auction rate security investments at the maximum contractual rate. Accordingly, during the 2008 fiscal year, we recorded an other than temporary impairment charge of $2.95 million to reduce the value of the ARS to their estimated fair value of $20.05 million. As of December 31, 2008, we estimated the fair value of these ARS to be $19.4 million, resulting in an other than temporary charge of $0.3 million recorded as other income (expense) in the consolidated statement of operations during the first half of fiscal 2009. We used a discounted cash flow model to determine the estimated fair value of our investment in ARS. The significant assumptions used in preparing the discounted cash flow model include (i) estimates for the investment’s contractual bond coupon rates (ranging from 1.25% – 1.93%), (ii) the market yield interest rates (estimated at the U.S. Treasury Seven-Year Bond Rate of 1.87% plus a risk factor of 2.0%) and (iii) the effective maturity period of approximately six and one-half years (which is the period the auctions are expected to resume its normal function). If our estimates regarding the fair value of these securities are inaccurate, a future other-than-temporary impairment charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and, as such, we may be required to record additional unrealized losses for impairment if we determine there are further declines in fair value. Included in the statement of operations for the six-month period ended December 31, 2008 is $172,000 of amortization of the market value discount of the ARS.

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

Stock-Based Compensation

We have a stock incentive plan, the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization. This plan is described more fully in Note 7 to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2008 and Note 4 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the six-month periods ended December 31, 2008 and 2007:

	Six-Month Period Ended December 31,
	2008	2007
Expected dividend yield	0.0%	0.0%
Expected life of options (years)	5.31	5.40
Expected stock price volatility	93%	93%
Risk-free interest rate	1.92 – 3.71%	3.70 – 5.11%

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

Three-Month Period Ended December 31, 2008 Compared to 2007

Revenues

Revenues for the three-month period ended December 31, 2008 were $8,513,000, as compared to $1,001,000 for the same period in 2007, representing an increase of $7,512,000 or 750%. The growth for the three-month period ended December 31, 2008 is primarily the result of the amortization of the $7,272,000 of license fee revenues resulting from the Nycomed Agreement, as compared to no license fee revenues for the three-month period ended December 31, 2007. Product sales for the three-month period ended December 31, 2008 were $746,000, as compared to $877,000 for the same period in 2007, representing a decrease of $131,000 or 15%.

This decrease resulted primarily from the decline in the Euro as compared to the U.S. Dollar for sales of LeukoScan in Europe. Research and development revenues for the three-month period ended December 31, 2008 were $446,000 as compared to $124,000 for the previous year, due to the timing and size of the grant programs in place in the current period.

Costs and Expenses

Total costs and expenses for the three-month period ended December 31, 2008 were $7,032,000, as compared to $5,781,000 for the same period in 2007, representing an increase of $1,251,000 or 22%. Research and development expenses for the three-month period ended December 31, 2008 were $5,582,000 as compared to $5,020,000 for the same period in 2007, an increase of $562,000 or 11%. The increase in research and development expenses resulted primarily from higher headcount and related salaries and employee benefits, and increased spending for clinical trials. Cost of goods sold for the three-month period ended December 31, 2008 was $50,000 as compared to $96,000 for the same period in 2007. Gross profit margins were 93% and 89%, respectively, for the three month periods ended December 31, 2008 and 2007. General and administrative costs increased to $1,201,000 or 163% for the three-month period ended December 31, 2008, from $456,000 for the same period in 2007. This change was substantially attributable to the reduction of the deferred compensation accrual of approximately $1,249,000 in 2007 relating to the termination of the split-dollar life insurance agreement with our Chairman offset in part by an accrual for $460,000 to be paid to our Chairman for reimbursement for his personal income taxes related to the split-dollar life insurance agreement during the period the policy was in effect. Excluding the effects of the split dollar life insurance, general and administrative expense decreased 4% in the second quarter of fiscal 2009 from the three months ended December 31, 2007.

Interest Income and Other Income

Interest and other income for the three-month period ended December 31, 2008 decreased to $449,000 compared to $514,000 for the same period in 2007, primarily due to lower rates of return on investments. This decline for the three-month period ended December 31, 2008 was partially offset by $86,000 for the amortization of the discount for the auction rate securities and $59,000 gain on the settlement of $600,000 of auction rate securities.

Impairment Charge on Auction Rate Securities

A charge of $327,000 was reported for the three-month period ended December 31, 2008 for an other than temporary impairment charge on marketable securities associated with our investments in auction rate securities. There was no similar charge for the three-month period ended December 31, 2007.

Foreign Currency Transaction (Loss) Gain

Foreign currency transactions amounted to a loss of $40,000 for the three-month period ended December 31, 2008 as compared to a gain of $20,000 for the same period in 2007, primarily as a result of currency fluctuations between the U.S. Dollar and the Euro.

Income Tax Benefit

Income tax benefit was $1,330,000 for the three-month period ended December 31, 2008 as compared to a benefit of $1,020,000 for the same period in 2007, as a result of a higher sale amount for the Company’s NOLs that was approved by the State of New Jersey.

Net Income

Net income for the three-month period ended December 31, 2008 was $2,892,000 or $0.04 per share as compared to a net loss of $3,204,000 or $0.04 per share, for the same period in 2007 representing an improvement of $6,096,000. The improvement in net income reported in 2008 as compared to the net loss in the comparable period in 2007 resulted primarily from the $7,321,000 of license fee revenue recorded from the Nycomed Agreement during the second quarter and $310,000 of higher income tax benefits from the sale of tax NOL losses to the State of New Jersey, partially offset by the impact of the benefit from the termination of the split dollar life insurance agreement (not repeated in the current year). Further, during the second quarter ended December 31, 2008 research and development expenses increased by $562,000 and an impairment charge of $327,000 was recorded on auction rate securities held as of December 31, 2008.

Six -Month Period Ended December 31, 2008 Compared to 2007

Revenues

Revenues for the six-month period ended December 31, 2008 were $13,415,000, as compared to $1,783,000 for the same period in 2007, representing an increase of $11,632,000 or 652%. The growth for the six-month period ended December 31, 2008 is primarily the result of the amortization of $10,916,000 of license fee revenues resulting from the Nycomed Agreement, as compared to no license fee revenues for the six-month period ended December 31, 2007. Product sales for the six-month period ended December 31, 2008 were $1,807,000, as compared to $1,579,000 for the same period in 2007, representing an increase of $229,000 or 14% due to increased sales volume of LeukoScan in Europe over the previous year. Research and development revenues for the six-month period ended December 31, 2008 were $642,000 as compared to $204,000 for the previous year, an increase of $438,000 or 215% due to the timing and size of the grant programs in place in the current period.

Costs and Expenses

Total costs and expenses for the six-month period ended December 31, 2008 were $14,326,000, as compared to $11,785,000 for the same period in 2007, representing an increase of $2,541,000 or 22%. Research and development expenses for the six-month period ended December 31, 2008 were $11,189,000 as compared to $10,260,000 for the same period in 2007, representing an increase of $929,000 or 9%. The increase in research and development expenses resulted primarily from increased spending for clinical trials and higher headcount and related salaries and employee benefits. Cost of goods sold for the six-month period ended December 31, 2008 was $170,000 as compared to $243,000 for the same period in 2007. Gross profit margins were 91% and 85%, respectively for the first six months of fiscal 2009 and 2008. The improvement in the gross profit percentages in fiscal 2009 were primarily due to our expensing work-in-process inventory that failed our quality assurance testing in fiscal 2008. General and administrative costs were $2,570,000 for the six-month period ended December 31, 2008, and $878,000 for the same period in 2007, an increase of $1,692,000 or 193%. This change was primarily attributable to the termination of certain severance payments and insurance benefits as part of our Chairman’s previous employment agreement ($617,000) and the termination of the split dollar life insurance agreement and related liabilities ($1,249,000) which occurred in the previous year, not recurring in the current year. Exclusive of the insurance related items, general and administrative expenses decreased $174,000 or 6% for the six months ended December 31, 2008 compared to the comparable period for the prior year. In addition, the six months ended December 31, 2008 includes $300,000 of additional incentive compensation due to our Chairman as a result of the consummation of the Nycomed Agreement, in accordance with his employment agreement partially offset by reduced executive life and employee medical insurance as well as lower corporate legal expenses.

Interest Income and Other Income

Interest income and other income for the six-month period ended December 31, 2008 was $829,000 as compared to $1,090,000 for the same period in 2007, a reduction of $261,000 or 24%. This decline was primarily the result of lower rates of return on investments during the six months ended December 31, 2008, which was partially offset by $172,000 for the amortization of the discount for the auction rate securities.

Impairment Charge on Auction Rate Securities

A charge of $327,000 was reported for the six-month period ended December 31, 2008 for an other than temporary impairment charge on marketable securities associated with our investments in auction rate securities. There was no similar charge for the six-month period ended December 31, 2007.

Interest Expense

Interest expense for the six-month periods ended December 31, 2008 and 2007 was approximately $6,500 and $25,000, respectively.

Foreign Currency Transaction (Loss) Gain

Foreign currency transactions amounted to a loss of $57,000 for the six-month period ended December 31, 2008 as compared to a gain of $56,000 in 2007 due to currency fluctuations between the U.S. Dollar and the Euro.

Income Tax Benefit

Income tax benefit was $1,134,000 for the six-month period ended December 31, 2008 as compared to a benefit of $1,012,000 for the same period in 2007, as a result of a higher sale amount for the Company’s NOLs that was approved by the State of New Jersey, partially offset by higher foreign income taxes for the wholly-owned subsidiaries.

Net Income

Net income for the six-month period ended December 31, 2008 was $661,000 or $0.01 per share, as compared to a net loss of $7,806,000, or $0.10 per share, for the same period in 2007, representing an improvement of $8,467,000. The improvement of the net income as compared to the net loss in the comparable period in 2007 was primarily from the $10,965,000 of license fee revenue recorded from the Nycomed Agreement and $310,000 of higher income tax benefits from the sale of tax NOLs by the State of New Jersey, partially offset by the impact of reducing the accrual for executive compensation liability ($617,000) and the termination of the split dollar life insurance agreement and related liabilities ($1,249,000) which occurred in the previous year and is a non-recurring matter. In addition, the current period includes an impairment charge of $327,000 on auction rate securities held as of December 31, 2008 and $300,000 of additional incentive compensation due to our Chairman as a result of the consummation of the Nycomed Agreement, in accordance with his employment agreement.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operations. Net cash provided by operating activities for the six-month period ended December 31, 2008 was $30.3 million, compared to net cash used in operating activities of $8.1 million for the six month period ended December 31, 2007. The improvement of the current period’s cash flow from operations is primarily the result of the receipt of the proceeds of the $40.0 million upfront payment from the completion of the Nycomed Agreement in August 2008.

On July 11, 2008, we entered into the Nycomed Agreement providing Nycomed GmbH an exclusive worldwide license to develop, manufacture, and commercialize veltuzumab, our humanized anti-CD20 antibody, in the subcutaneous formulation, for the treatment of all non-cancer indications. Under the terms of the Nycomed Agreement, we retain the right to develop veltuzumab in the field of oncology. In addition, we will continue our ongoing Phase I/II study in immune thrombocytopenic purpura, or ITP, and Nycomed will reimburse us for all expenses incurred in connection with this study. The Nycomed Agreement also provides us with an option to co-promote veltuzumab for the treatment of ITP in the United States. Under the terms of the Nycomed Agreement, we received an initial cash payment totaling $40.0 million on August 21, 2008.

Cash flows from investing. Net cash provided by investing activities for the six months ended December 31, 2008 was $147,000 compared to $1.5 million of net cash used in investing activities for the six months ended December 31, 2007. The investing activities for 2007 were a result of $1.4 million in net purchases of marketable securities with excess cash that was not required for operations. In the current year, proceeds of $600,000 were received from the settlement of certain auction rate securities, partially offset by $453,000 of capital expenditures during the six months ended December 31, 2008.

Cash flows from financing. Net cash used in financing activities for the six-month period ended December 31, 2007 included $0.6 million relating to the payment of long-term debt, which was completely repaid as of June 30, 2008.

At December 31, 2008, we had working capital of $6,316,000, representing a decrease of $17,859,000 from $24,175,000 at June 30, 2008. This decrease in working capital is primarily a result of the reclassification of our ARS to non-current asset at December 31, 2008 due to the existing market conditions and the failure of a market to develop for ARS. Offsetting this classification change was the receipt of the $40.0 million upfront payment for the Nycomed Agreement in August 2008, partially offset by the increase in deferred revenue of $29.0 million related to the Nycomed Agreement and from cash used in operations of $9,713,000, (excluding the $10.9 million of license fee revenue that was recognized under the Nycomed Agreement).

Our cash and cash equivalents amounted to $36,573,000 at December 31, 2008, representing an increase of $30,441,000 from $6,132,000 at June 30, 2008. The increase was primarily attributable to our receipt of the $40.0 million upfront payment from the Nycomed Agreement, partially offset by our use of cash in operations during the six-month period ended December 31, 2008.

Our short-term marketable securities consist of AAA rated auction rate securities at a value of $19.4 million. The continued negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit markets do not improve, auctions for our invested amounts may continue to fail. If an auction continues to fail for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found, such buyer may only be willing to purchase the investments at price below par. Further, rating downgrades of the security issuer or the third-parties insuring such investments may further impact our ability to auction or sell these securities.

It is possible that the potential lack of liquidity in our auction rate security investments could adversely affect our liquidity and our ability to fund our operations. We cannot predict whether future auctions related to auction rate securities will be successful. We are currently seeking alternatives for reducing our exposure to the auction rate market, but may not be able to identify any such alternative. If we are not able to monetize some or all of our auction rate securities, we could suffer a loss and such loss could have a material adverse effect on our ability to finance our future ongoing operations.

With the $40.0 million of cash proceeds from the Nycomed Agreement received on August 21, 2008, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. During fiscal 2009 we plan to maintain our cash utilization rate at the current level while a number of new clinical studies supported by the Company, our corporate partners and National Cancer Institute study groups are being initiated. We expect research and development activities to continue to expand over time and we do not believe we will have adequate cash to complete our research and development compounds in our development pipeline in line with our corporate strategy. As a result, we will continue to require additional financial resources in order to continue our research and development programs, clinical trials of product candidates and regulatory filings. Our ability to raise capital through public and private debt or equity financings may be negatively impacted by the recent downturn in the economy. There can be no assurances that financing will be available when we need it on terms acceptable to us, if at all.

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

During the early part of 2008, liquidity issues began to affect the global credit and capital markets. As a result, securities known as auction rate securities, or ARS, which historically have had a liquid market and had their interest rates reset periodically (e.g. monthly) through dutch auctions, began to fail at auction. These auction failures have caused ARS to become illiquid since investors are hesitant to purchase these types of investments, which in turn has caused the fair market values for these securities to decline. As of December 31, 2008, we have $22.4 million invested in ARS with long-term nominal maturities for which interest rates are reset through a dutch-auction each month. Our investments in ARS all currently have AAA credit ratings and interest continues to be paid by the issuers of the securities. The ARS held are all AAA rated collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by insurance companies.

As a result of the liquidity issues experienced in the global credit and capital markets, our ARS, with a total principal value of $22.4 million at December 31, 2008, have experienced multiple failed auctions since February 2008. The estimated fair market value at December 31, 2008, of our ARS with continuing auction failures totaled approximately $19.4 million. We estimate the fair value of these auction rate securities using a discounted cash flow model to determine the estimated fair value of its investment in ARS as of December 31, 2008.

The table below presents the amounts and related weighted average interest rates by fiscal year of maturity for our investment portfolio in auction rate securities as of December 31, 2008:

				Expected Maturity Date
	2009	2010	2011	2012	2013	2014 and thereafter	Total	Fair Value
					(in thousands)
Variable rate	$—	—	—	—	—	$22,400	$22,400	$19,354
Average Interest rate	—	—	—	—	—	2.26%	2.26%

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

The trial is currently in process. We are unable to reasonably determine the outcome of this litigation at this time.

There were no other legal proceedings nor any material developments during the quarter ended December 31, 2008 in any of the legal proceedings described in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

We have incurred significant operating losses since our formation in 1982, and have never earned a profit for a fiscal year since that time. As of December 31, 2008, we had an accumulated deficit of approximately $241,436,000.

In July 2008, we entered into an agreement with Nycomed GmbH, or Nycomed, providing Nycomed an exclusive worldwide license to develop, manufacture, and commercialize veltuzumab, our humanized anti-CD20 antibody in the subcutaneous formulation for the treatment of all non-cancer indications. Under the terms of this agreement, we retain the right to develop veltuzumab in the field of oncology. As a result, we will continue to incur significant expenses relating to the development of veltuzumab for oncology indications. In addition, we will continue our ongoing Phase I/II study in immune thrombocytopenic purpura, or ITP. As we have continuing obligations under the Nycomed Agreement, we recorded the $40 million non-refundable payment received from Nycomed as deferred revenue and we are recognizing this amount through December 2009, which is our best estimate of the period of time required for us to fulfill our obligations under the Nycomed Agreement. Accordingly, we recognized $10,916,000 as License Fee Revenues for the six-month period ended December 31, 2008. The remaining balance of $29,084,000 is recorded as Deferred Revenue.

In May 2006, we entered into an agreement with UCB, S.A., or UCB, granting UCB the exclusive, worldwide license to develop, manufacture, market and sell epratuzumab, our humanized CD22 antibody, for all autoimmune disease indications. As part of this agreement UCB assumed the responsibility for conducting the Phase III SLE clinical trials we had designed and initiated. UCB subsequently decided to terminate these trials and establish new protocols under which new clinical trials for the treatment of SLE would be conducted. As a result of this decision, we are no longer able to determine when these clinical trials will take place or how these decisions will impact the obligation period for our remaining potential manufacturing responsibilities under the terms of the agreement with UCB. Therefore we have ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. As of December 31, 2008, this deferred revenue reported on the balance sheet is $31,145,000.

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

Our marketable securities consist of AAA rated auction rate securities at a value of $19.4 million as of December 31, 2008. The continued negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit markets do not improve, auctions for our invested amounts may continue to fail. If an auction continues to fail for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found, such buyer may only be willing to purchase the investments at price below par. Further, rating downgrades of the security issuer or the third-parties insuring such investments may further impact our ability to auction or sell these securities.

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

We will amortize the $40 million upfront payment received from Nycomed through December 2009, the period of time of our expected obligations in accordance with the terms of our agreement with Nycomed. We will amortize the remainder of the $38 million upfront payment received from UCB ($31.1 million as of December 31, 2008) as revenue over the period of time of the expected obligations for our remaining potential manufacturing responsibilities in accordance with the terms of our agreement with UCB, when that time period is more clearly defined.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the six-month period ended December 31, 2008, we reimbursed CMMI with $85,000 for research activities conducted on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have research collaborations with CMMI.

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

At February 4, 2009, we had 75,137,831 shares of common stock outstanding, 6,294,933 additional shares reserved for the exercise of outstanding options and warrants and 5,648,650 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plan.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of December 31, 2008, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 11% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

At February 4, 2009, we had 75,137,831 shares of common stock outstanding, 6,294,933 additional shares reserved for the exercise of outstanding options and warrants and 5,648,650 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plan.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders, or the Annual Meeting, was held on December 3, 2008. A quorum of 67,770,652 shares of common stock was represented in person or by proxy out of a total of 75,111,164 shares of common stock issued and outstanding and entitled to vote at the Annual Meeting (90.0%).

The matters that were voted on at the Annual Meeting were:

(A) A proposal to elect the following persons to our Board of Directors to serve until the 2009 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified:

Dr. David M. Goldenberg;

Cynthia L. Sullivan;

Dr. Morton Coleman;

Brian A. Markison;

Mary E. Paetzold;

Don C. Stark; and

Dr. Edward T. Wolynic.

(B) A proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2009.

The results of the votes of the Annual Meeting were as follows:

Proposal	For	Against/Withheld
Election of the following persons to our Board of Directors:
Dr. David Goldenberg	61,342,697	4,460,930
Cynthia L. Sullivan	61,342,697	4,460,930
Dr. Morton Coleman	61,337,947	4,465,680
Brian A. Markison	61,344,097	4,459,530
Mary E. Paetzold	61,344,097	4,459,530
Don C. Stark	61,344,197	4,459,430
Dr. Edward T. Wolynic.	61,344,097	4,459,530

	Number of Shares of Common Stock
Proposal	For	Against	Abstain
Ratification of the appointment of Ernst & Young LLP, as our independent registered public accounting firm for the fiscal year ending June 30, 2009	60,897,987	6,819,499	52,814

Accordingly, our stockholders elected Dr. David M. Goldenberg, Cynthia L. Sullivan, Dr. Morton Coleman, Brian A. Markison, Mary E. Paetzold, Don C. Stark and Dr. Edward T. Wolynic to serve until our 2009 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified. Our stockholders also ratified the appointment of Ernst & Young LLP, as our independent registered public accounting firm for the fiscal year ending June 30, 2009.

ITEM 6.	EXHIBITS

10.1	Second Amended and Restated Employment Agreement, effective as of December 17, 2008, between Immunomedics, Inc. and Dr. David M. Goldenberg (incorporated by reference to exhibit 10.1 to Company’s Current Report on Form 8-K filed on December 22, 2008).

10.2	Second Amended and Restated Employment Agreement, effective as of December 17, 2008, between Immunomedics, Inc. and Ms. Cynthia L. Sullivan(incorporated by reference to exhibit 10.2 to Company’s Current Report on Form 8-K filed on December 22, 2008).

10.3	Amended and Restated Change of Control and Severance Agreement, effective as of December 17, 2008, between Immunomedics, Inc. and Mr. Gerard G. Gorman (incorporated by reference to exhibit 10.3 to Company’s Current Report on Form 8-K filed on December 22, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

February 9, 2009	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

February 9, 2009	By:	/s/ Gerard G. Gorman
Gerard G. Gorman
Senior Vice President, Finance and Business Development, and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Second Amended and Restated Employment Agreement, effective as of December 17, 2008, between Immunomedics, Inc. and Dr. David M. Goldenberg (incorporated by reference to exhibit 10.1 to Company’s Current Report on Form 8-K filed on December 22, 2008).

10.2	Second Amended and Restated Employment Agreement, effective as of December 17, 2008, between Immunomedics, Inc. and Ms. Cynthia L. Sullivan (incorporated by reference to exhibit 10.2 to Company’s Current Report on Form 8-K filed on December 22, 2008).

10.3	Amended and Restated Change of Control and Severance Agreement, effective as of December 17, 2008, between Immunomedics, Inc. and Mr. Gerard G. Gorman (incorporated by reference to exhibit 10.3 to Company’s Current Report on Form 8-K filed on December 22, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.