Form 10-Q
period 2009-03-31
IMMUNOMEDICS INC
filed 2009-05-11
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☑

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of May 8, 2009 was 75,137,831.

IMMUNOMEDICS, INC.

		Page No.
PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2009 and June 30, 2008 (audited)	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine Months Ended March 31, 2009 and 2008	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2009 and 2008	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32

ITEM 4.	CONTROLS AND PROCEDURES	33

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	34

ITEM 1A.	RISK FACTORS	35

ITEM 6.	EXHIBITS	48

SIGNATURES		49

EXHIBIT INDEX

ITEM 1.	FINANCIAL STATEMENTS

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	June 30, 2008
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$31,962,011	$6,132,470
Auction rate securities – current	—	20,050,000
Accounts receivable, net of allowance for doubtful accounts of $98,000 and $192,000, at March 31, 2009 and June 30, 2008, respectively	742,704	1,057,974
Inventory	294,672	469,964
Other receivables	737,668	169,405
Prepaid expenses	559,658	434,305
Other current assets	39,564	42,630

Total current assets	34,336,277	28,356,748
Property and equipment, net of accumulated depreciation of $21,122,557 and $20,013,900, at March 31, 2009 and June 30, 2008, respectively	5,344,409	5,923,170
Auction rate securities – non-current	19,026,659	—
Value of life insurance policy	428,346	420,774
Other long-term assets	30,000	30,000

	$59,165,691	$34,730,692

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$4,544,598	$4,182,236
Deferred revenues – current portion	21,812,000	—

Total current liabilities	26,356,598	4,182,236

Other liabilities	846,056	766,123
Deferred revenues – long term	31,145,385	31,145,385
Commitments and Contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2009 and June 30, 2008	—	—
Common stock, $0.01 par value; authorized 110,000,000 shares; issued and outstanding, 75,137,831 shares at March 31, 2009 and 75,107,164 shares at June 30, 2008	751,378	751,071
Capital contributed in excess of par	240,884,230	239,891,558
Treasury stock, at cost, 34,725 shares	(458,370)	(458,370)
Accumulated deficit	(240,678,894)	(242,097,892)
Accumulated other comprehensive income	319,308	550,581

Total stockholders’ equity (deficit)	817,652	(1,363,052)

	$59,165,691	$34,730,692

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(unaudited)
Revenues:
Product sales	$829,391	$860,006	$2,636,742	$2,438,732
License fee and other revenues	7,272,000	—	18,237,000	—
Research and development	208,115	44,762	850,466	248,619

Total revenues	8,309,506	904,768	21,724,208	2,687,351

Costs and Expenses:
Costs of goods sold	93,913	93,741	264,351	336,474
Research and development	5,875,427	6,501,724	17,064,744	16,761,996
Sales and marketing	237,408	282,463	633,256	686,163
General and administrative	1,153,323	921,227	3,723,460	1,799,199

Total costs and expenses	7,360,071	7,799,155	21,685,811	19,583,832

Operating income (loss)	949,435	(6,894,387)	38,397	(16,896,481)
Impairment charge on auction rate securities	(323,528)	(2,200,000)	(650,906)	(2,200,000)
Interest and other income	200,946	897,171	1,030,262	1,987,374
Interest expense	—	(4,248)	(6,500)	(29,188)
Minority interest	—	14,528	—	76,126
Foreign currency transaction gain (loss)	11,794	32,621	(45,269)	88,868

Income (loss) before income tax benefit	838,647	(8,154,315)	365,984	(16,973,301)
Income tax (expense) benefit	(80,684)	(1,502)	1,053,014	1,011,040

Net income (loss)	$757,963	$(8,155,817)	$1,418,998	$(15,962,261)

Earnings per common share – basic
Net income (loss)	$0.01	$(0.11)	$0.02	$(0.21)

Earnings per common share – diluted
Net income (loss)	$0.01	$(0.11)	$0.02	$(0.21)

Weighted average shares used to calculate earnings per common share:
Basic	75,137,831	75,107,164	75,120,828	75,088,019

Diluted	75,312,831	75,107,164	75,287,604	75,088,019

Comprehensive income (loss):
Net income (loss)	$757,963	$(8,155,817)	$1,418,998	$(15,962,261)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(65,205)	74,038	(231,273)	123,924
Unrealized gain on securities available for sale – net	—	—	—	4,680

Other comprehensive (loss) income	(65,205)	74,038	(231,273)	128,604

Comprehensive income (loss)	$692,758	$(8,081,779)	$1,187,725	$(15,833,657)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,418,998	$(15,962,261)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,108,657	1,199,581
Increase in deferred revenue from Nycomed Agreement	40,000,000	—
Amortization of deferred revenue	(18,188,000)	—
Minority interest	—	(76,126)
(Decrease) increase in allowance for doubtful accounts	(94,041)	77,257
Sales of life insurance policies	—	3,320,218
Impairment charge on auction rate securities	650,906	2,200,000
Amortization of discounts of auction rate securities	(258,391)	—
Gain on redemption of auction rate securities	(69,174)	—
Non-cash expense relating to issuance of stock options	985,979	652,291
Termination of executive life insurance policies	—	(1,865,663)
Non-cash increase in value of life insurance policy	(7,572)	(11,061)
Amortization of deferred rent	79,933	79,933
Increase in non-current deferred compensation for executive	—	38,778
Changes in other operating assets and liabilities	256,415	768,115
Other	(231,273)	128,604

Net cash provided by (used in) operating activities	25,652,437	(9,450,334)

Cash flows from investing activities:
Purchases of auction rate securities	—	(259,000,000)
Proceeds from sales and maturities of auction rate securities	700,000	257,145,320
Purchases of property and equipment	(529,896)	(155,610)

Net cash provided by (used in) investing activities	170,104	(2,010,290)

Cash flows from financing activities:
Exercise of stock options	7,000	84,200
Payments of debt	—	(956,400)

Net cash provided by (used in) financing activities	7,000	(872,200)

Net increase (decrease) in cash and cash equivalents	25,829,541	(12,332,824)
Cash and cash equivalents, beginning of period	6,132,470	19,088,089

Cash and cash equivalents, end of period	$31,962,011	$6,755,265

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

1.	Business Overview and Basis of Presentation

Immunomedics, Inc. is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. The Company has continued to transition its focus away from the development and commercialization of diagnostic imaging products in order to accelerate the development of its therapeutic product candidates, although the Company manufactures and commercializes its LeukoScan® product in territories where regulatory approvals have previously been granted, in Europe, Canada and in certain other markets outside the U.S. LeukoScan is indicated for diagnostic imaging for determining the location and extent of infection/inflammation in bone in patients with suspected osteomyelitis, including patients with diabetic foot ulcers. The Company has two foreign subsidiaries, Immunomedics B.V. in the Netherlands and Immunomedics GmbH in Darmstadt, Germany, to assist the Company in managing sales efforts and coordinating clinical trials in Europe. In addition, included in the accompanying financial statements is the majority-owned subsidiary, IBC Pharmaceuticals, Inc. (“IBC”), which has been working since 1999 on the development of novel cancer radiotherapeutics using patented pre-targeting technologies with proprietary, bispecific antibodies.

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2008 has been derived from the Company’s audited fiscal 2008 consolidated financial statements. Operating results for the three and nine-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2009, or any other period.

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

As of March 31, 2009, the Company had $32.0 million in cash and cash equivalents. As a result of entering into the July 11, 2008 License and Collaboration Agreement (the “Nycomed Agreement”) with Nycomed GmbH (“Nycomed”) (see Note 8) along with the receipt of the initial payments related thereto, the Company has sufficient funds to continue its operations and its research and development programs for at least the next twelve months. During fiscal 2009, the Company plans to maintain its cash utilization rate for its research and development programs at about the current level while a number of new clinical studies supported by the Company and its corporate partners are being initiated. The Company expects research and development activities to continue to expand over time. The Company does not believe it will have adequate cash to complete its research and development of compounds in its development pipeline in line with its corporate strategy. As a result, Immunomedics will continue to require additional financial resources in order to continue its research and development programs, clinical trials of product candidates and regulatory filings.

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

Concentration of Credit Risk

As of March 31, 2009, the Company has $22.3 million of principal invested in auction rate securities (“ARS”), which represents interests in student loans and student loan revenue bonds. These securities have long-term nominal maturities for which interest rates are reset through a dutch-auction each month and these auctions had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, these ARS have had multiple failed auctions since February 2008. There have been no successful auctions subsequent to February 2008 for any of the ARS held by the Company. The estimated fair market value of these ARS at March 31, 2009, is approximately $19.0 million, which has been classified as non-current assets on the condensed consolidated balance sheet. See the discussion below on Estimated Fair Value of Financial Instruments for a discussion of valuation assumptions utilized by the Company to estimate the fair value of its ARS.

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

	Level 1	Level 2	Level 3	Total
Money Market Funds	$27,729	$—	$—	$27,729
Auction Rate Securities	—	—	19,027	19,027

Total	$27,729	$—	$19,027	$46,756

The money market funds noted above are included in cash and cash equivalents in the condensed consolidated balance sheets. The Company estimated the fair value of its auction rate securities using a discounted cash flow model as of March 31, 2009. See Note 3 for a description of the assumptions and methods used to estimate the fair value of the ARS.

The following is a reconciliation of the beginning and ending balances of the financial assets categorized as Level 3 in the table above (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction Rate Securities
Beginning balance at June 30, 2008	$20,050

Total gains or (losses) (realized or unrealized):
Included in earnings	(323)
Included in other comprehensive income	—
Settlements	(700)
Transfers in and/or out of Level 3	—

Ending balance at March 31, 2009	$19,027

Change in unrealized gain relating to assets still held at the reporting date	$—

The amount of total gains or losses for the nine-month period ended March 31, 2009 included in earnings attributable to other than temporary losses relating to assets still held at the reporting date	$(323)

Reimbursement of Expenses

Research and development costs that are reimbursable under collaboration agreements are recognized in accordance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (EITF 99-19). The reimbursement of research and development costs are included as a reduction of research and development expenses. The Company records these reimbursements as a reduction of research and development expenses as the Company’s partner in the collaboration agreement has the financial risks and responsibility for conducting these research and development activities.

Inventory

Inventory, which consists of the finished product LeukoScan, is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. An inventory reserve is recorded for finished product that is not deemed to be saleable, if necessary. At March 31, 2009 and June 30, 2008, the Company did not record an inventory reserve as all inventory was deemed saleable.

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

Benefits received resulting from the sale of certain of our State of New Jersey Net Operating Losses (“NOL”) are recognized as a tax benefit when the NOL is approved for sale by the State of New Jersey and when purchased by a third party. During the nine months ended March 31, 2009 and 2008, the Company sold and received benefits of approximately $1,386,000 and $1,063,000, respectively, as a result of the State of New Jersey NOLs. No benefits were sold for the three month periods ended March 31, 2009 or 2008.

Income taxes were provided for profitable foreign jurisdictions at the applicable effective tax rate. The income taxes for foreign jurisdictions for the three and nine-month periods ended March 31, 2009 include $20,000 and $256,000 respectively, for liabilities resulting from taxable foreign entities, as compared to $2,000 and $52,000 for the three and nine-month periods ended March 31, 2008, respectively.

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

Potential shares of common stock result from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock during the nine month periods ended March 31, 2009 and 2008, are calculated under the treasury stock method. Potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), net unrealized gains (losses) on securities available for sale and foreign exchange translation adjustments and is presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Recently Issued Accounting Pronouncements

At its April 2009 Board meeting, the FASB issued the following:

•

Staff Position No. 115-2, FAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). FSP 115-2 provides new guidance on the recognition of an Other Than Temporary Impairment and provides new disclosure requirements. The recognition and presentation provisions apply only to debt securities classified as available for sale and held to maturity.

•

Proposed Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments; An amendment of FASB Statement No 107 (FSP 107-1). FSP 107-1 extends the disclosure requirements of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (Statement No. 107), to interim financial statements of publicly traded companies. Statement No. 107 requires disclosures of the fair value of all financial instruments (recognized or unrecognized), when practicable to do so. These fair value disclosures must be presented together with the carrying amount of the financial instruments in a manner that clearly distinguishes between assets and liabilities and indicates how the carrying amounts relate to amounts reported on the balance sheet. An entity must also disclose the methods and significant assumptions used to estimate the fair value of the financial instruments.

•

FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly (FSP 157-4). FSP 157-4 amends FASB Statement No. 157, Fair Value Measurement, to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability.

•

In December 2007, the EITF of the FASB reached a consensus on EITF 07-1 which became effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. EITF 07-1 was also to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

Each of the accounting pronouncements listed above is effective for interim and annual periods ending after June 15, 2009. The Company is in the process of reviewing the impact of each of the accounting pronouncements listed above but currently does not expect the adoption of these accounting pronouncements to have a material impact on its consolidated financial statements.

3.	Auction Rate Securities

Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as a separate component of accumulated other comprehensive loss. Immunomedics considers all of its investments to be available-for-sale. Auction rate securities at March 31, 2009 and June 30, 2008 consist of the following ($ in thousands):

	Adjusted Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
March 31, 2009
Auction Rate Securities	$19,027	$—	$—	$19,027

	$19,027	$—	$—	$19,027

June 30, 2008
Auction Rate Securities	$20,050	$—	$—	$20,050

	$20,050	$—	$—	$20,050

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

The ARS held are primarily AAA rated collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by insurance companies. To date, the Company has collected all interest payable on all of the ARS when due and expects to continue to do so in the future.

During fiscal 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. As of March 31, 2009, the Company held six auction rate securities with a par value of $22.3 million. The continued uncertainties in the credit markets have affected the Company’s holdings in ARS investments as the auctions for these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process, of which there is no assurance.

In prior periods the ARS were classified as current assets, as it was the Company’s intention to sell the securities when a secondary market for the ARS developed. However, the Company’s financial position has improved and the offers received for certain ARS are not at terms that are presently acceptable to the Company. As the Company believes it has sufficient cash and cash equivalents at March 31, 2009 for at least the next twelve months, it is not imperative to fund the Company’s operations by liquidating the ARS held at unreasonable discounts. Therefore, the ARS are classified as non-current assets in the condensed consolidated balance sheet as of March 31, 2009 and will continue to be classified as such until market conditions improve and a viable market for these securities has developed.

As a result of the Company’s assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, the Company determined that the estimated fair value no longer approximates par value, although the Company continues to earn interest on the current auction rate security investments at the maximum contractual rate. Accordingly, beginning with the three-month period ended March 31, 2008 the Company recorded an other than temporary impairment charge of $2.2 million to reduce the value of the ARS to their estimated fair value. During the three and nine-month periods ended March 31, 2009, the Company settled $0.1 million and $0.7 million of ARS at par value, resulting in gains of $10,000 and $69,000, respectively which were recorded as other income in the condensed consolidated statement of operations. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS of $19.0 million as of March 31, 2009. For the three and nine-month periods ended March 31, 2009, the Company recorded additional other than temporary impairment charges of $0.3 million and $0.7 million, respectively, to reduce the value of the ARS to their estimated fair value.

The significant assumptions used in preparing the discounted cash flow model as of March 31, 2009 include (i) estimates for the investment’s contractual bond coupon rates (ranging from 0.86% - 3.56%), (ii) the market yield interest rates (estimated at the U.S. Treasury Seven-Year Bond Rate of 2.28% plus a premium factor of 2.0%) and (iii) the effective maturity period of approximately six and one-quarter years (which is the period the auctions are expected to resume its normal function). If the Company’s estimates regarding the fair value of these securities are inaccurate, a future other-than-temporary impairment charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and, as such, the Company may be required to record additional losses for impairment if the Company determines there are further declines in fair value. During the three and nine-month periods ended March 31, 2009, the Company reported $87,000 and $258,000, respectively of amortization of the market value discount of the ARS.

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

The fair value of each option granted during the nine-month periods ended March 31, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the following table:

	Nine-month periods ended March 31,
	2009	2008
Expected dividend yield	0%	0%
Expected option term (years)	5.31	5.40
Expected stock price volatility	93%	93%
Risk-free interest rate	1.92-3.71%	2.88-5.11%

The weighted average fair value at the date of grant for options granted during the nine-month periods ended March 31, 2009 and 2008 were $1.92 and $2.96 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated based on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the nine-month period ended March 31, 2009 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2008	5,535,933	$7.55
Granted	707,000	2.59
Exercised	(4,000)	1.75
Cancelled or forfeited	(346,750)	4.69

Outstanding, March 31, 2009	5,892,183	7.12	4.45	$0.0

Exercisable, March 31, 2009	4,561,076	8.32	3.92	0.0

The Company has 1,331,107 non-vested options outstanding as of March 31, 2009. As of March 31, 2009, there was $2,865,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.35 years. The Company recorded $309,000 and $986,000 for stock-based compensation for the three and nine-month periods ended March 31, 2009 as compared to $187,000 and $652,000 for the three and nine-month periods ended March 31,2008.

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

A summary of the Company’s outstanding non-vested restricted stock units at July 1, 2008, and changes during the nine-month period ended March 31, 2009, is presented below:

Outstanding Non-Vested Restricted Stock Units	Number of Awards
Outstanding at July 1, 2008	26,667
Granted	175,000
Vested	(26,667)
Forfeited	—

Outstanding at March 31, 2009	175,000

5.	Earnings Per Share

Per share data is based on the weighted average outstanding number of shares of the Company’s common stock during the relevant period. Basic earnings per share is calculated using the weighted average number of outstanding shares of common stock. Diluted earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options and restricted stock units whether or not currently exercisable. Diluted earnings per share for all the periods presented does not include securities if their effect was antidilutive (in thousands, except per share amounts).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net income (loss)	$758	$(8,155)	$1,419	$(15,962)

Basic earnings per share:
Weighted average basic common shares outstanding	75,138	75,107	75,121	75,088
Basic earnings per share	$0.01	$(0.11)	$0.02	$(0.21)

Diluted earnings per share:
Weighted average basic common shares outstanding	75,138	75,107	75,121	75,088
Dilutive effect of restricted stock units	175	—	167	—

Weighted average diluted common shares outstanding	75,313	75,107	75,288	75,088

Diluted earnings per share	$0.01	$(0.11)	$0.02	$(0.21)

Stock options excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	5,992	5,662	5,992	5,662

Restricted stock units excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	26	8	26

6.	Geographic Segments

Immunomedics manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based products for cancer, autoimmune and other serious diseases, and it currently reports as a single industry segment. Immunomedics conducts its research and development activities primarily in the United States. Immunomedics markets and sells LeukoScan throughout Europe, Canada and in certain other markets outside the United States.

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the three and nine-month periods ended March 31, 2009 and 2008 ($ in thousands):

	Three-Months Ended March 31, 2009
	United States	Europe	Total
Total assets	$55,776	$3,390	$59,166
Property and equipment, net	5,342	2	5,344
Revenues	7,486	823	8,309
Income before taxes	658	181	839

	Three-Months Ended March 31, 2008
	United States	Europe	Total
Total assets	$39,017	$3,730	$42,747
Property and equipment, net	6, 261	3	6,264
Revenues	68	837	905
Income (loss) before taxes	(8,315)	161	(8,154)

	Nine-Months Ended March 31, 2009
	United States	Europe	Total
Revenues	$19,114	$2,610	$21,724
Income (loss) before taxes	(226)	592	366

	Nine-Months Ended March 31, 2008
	United States	Europe	Total
Revenues	$328	$2,359	$2,687
Income (loss) before taxes	(17,474)	501	(16,973)

7.	Related Party Transactions

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

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $57,000 and $141,000 for the three and nine month periods ended March 31, 2009, as compared to $30,000 and $67,000 for the three and nine-month periods ended March 31, 2008. The Company also provides to CMMI, at no cost, laboratory materials and supplies. The Company incurred legal expenses on behalf of CMMI for patent related matters of approximately $8,000 and $14,000 for the three and nine-month periods ended March 31, 2009 as compared to $13,000 and $32,000 for the three and nine-month periods ended March 31, 2008. The Company has first rights to license those patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

For each of the three and nine-month periods ended March 31, 2009 and 2008, Dr. Goldenberg received $13,750 and $41,250, respectively, in compensation for his services to IBC.

The Company has a Second Amended and Restated Employment Agreement with Dr. Goldenberg for his service to the Company as the Chief Scientific Officer and Chief Medical Officer (the “Goldenberg Agreement”), which terminates June 30, 2011. This agreement covers aspects of his compensation as well as duties and responsibilities of his employment at Immunomedics. For a description of the Goldenberg Agreement see the Company’s Form 8-K filed on December 22, 2008.

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

The Company agreed to make a minimum payment of $150,000 to Dr. Goldenberg during each of the fiscal years during the Goldenberg Agreement, payable in equal quarterly payments, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. No additional incentive compensation payment was made to Dr. Goldenberg for the three-month period ended March 31, 2009. During the nine-month period ended March 31, 2009, in accordance with the terms of the Goldenberg Agreement for additional incentive compensation for transactional payments, a payment of $300,000 was made to Dr. Goldenberg as a result of the completion of the Nycomed Agreement. For the three and nine-month periods ended March 31, 2008 minimum payments of $37,500 and $112,500, respectively, were made to Dr. Goldenberg.

Under the terms of the previous employment agreement with Dr. Goldenberg, the Company was to continue to pay the premium cost of life insurance policies on the life of Dr. Goldenberg in effect under the previous employment agreement. On September 7, 2007, Dr.

Goldenberg and the Company entered into agreements to terminate certain severance payments and assign certain insurance benefits included as part of Dr. Goldenberg’s previous employment agreement. The termination of this arrangement reduced the Company’s deferred compensation accrual and net loss by approximately $617,000 for the nine month period ended March 31, 2008.

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

Upon surrender of the insurance policy on December 26, 2007, the Company eliminated the deferred compensation liability of $1,249,000 previously recorded by the Company for the present value of the future benefits expected to be provided to the Chairman in exchange for the Chairman’s service to his termination date, which was recorded as a reduction of general and administrative expenses in the nine month period ended March 31, 2008. With the termination of the split-dollar agreement and the Company’s entrance into Amendment No. 1 to the Goldenberg Agreement dated January 31, 2008, the Company is no longer obligated to maintain any life insurance policies to which Dr. Goldenberg is the beneficiary. The Company currently maintains $21.0 million of life insurance policies on Dr. Goldenberg for the benefit of the Company.

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

Under the terms of the Nycomed Agreement, Immunomedics received a non-refundable initial cash payment of $40 million on August 21, 2008. Immunomedics could also receive potential cash milestone payments of up to $580 million. These milestone payments are dependent upon completion of certain clinical, regulatory and sales-based milestones, each as set forth in the Nycomed Agreement. The Company will also receive an escalating double digit royalty based on annual net sales by Nycomed, its affiliates or sublicenses under the Nycomed Agreement during the royalty term. No clinical milestones or royalty payments were earned or received through March 31, 2009. There can be no assurance that these clinical, regulatory or sales achievements will be met and therefore there can be no assurance that the Company will receive such future payments. In addition, the Company will continue its ongoing Phase I/II study in Immune Thrombocytopenic Purpura (“ITP”) and Nycomed will reimburse Immunomedics for all direct expenses incurred in connection with this study. The Nycomed Agreement also provides the Company with an option to co-promote veltuzumab for the treatment of ITP in the United States.

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

The Company determined that all elements under the collaboration and co-promotion agreement should be accounted for as a single unit of accounting under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In accordance with SAB No. 104 (Topic 13, Revenue Recognition), deferral of revenue is appropriate regarding nonrefundable, upfront fees received in single unit of accounting arrangements. As the Company has continuing obligations under the Nycomed Agreement, the Company recorded the $40 million non-refundable payment as deferred revenue and the Company is recognizing this amount through December 2009, which is the Company’s best estimate of the period of time required for the Company to fulfill its obligations under the Nycomed Agreement. Accordingly, the Company recognized $7,272,000 and $18,188,000, respectively as License Fee Revenues for the three and nine-month periods ended March 31, 2009. The remaining balance of $21,812,000 is recorded as Deferred Revenue in the accompanying condensed consolidated balance sheet.

Nycomed is solely responsible for the development, manufacturing and commercialization of veltuzumab, for the subcutaneous formulation, for all non-cancer indications. The Company’s major obligations are to complete the research and development activities as specified in the Nycomed Agreement and to manufacture and supply veltuzumab to Nycomed for the quantity of materials for the period of time specified in the Nycomed Agreement, using reasonable commercial efforts to manufacture the material. The time period specified in the Nycomed Agreement is establishment by Nycomed of a manufacturing process for veltuzumab or a third-party source of supply for veltuzumab within fifteen months of the effective date. The Company currently expects to complete all of its research and development activities, (including the ongoing Phase I/II study in ITP) and its manufacturing and supply obligations by December 31, 2009.

For the three and nine-month periods ended March 31, 2009, the Company manufactured materials for Nycomed for which it will be reimbursed $93,000 and $1,172,000, respectively, as outlined in the Nycomed Agreement. In addition, Immunomedics is to complete the research and development activities indicated in the Nycomed Agreement, for which the Company will be reimbursed for all direct costs by Nycomed, of which $84,000 and $203, 000 has been incurred for the three and nine-month periods ended March 31, 2009, respectively. As of March 31, 2009 $350,000 is outstanding from Nycomed for these reimbursable expenses. Nycomed will have sole responsibility for all clinical development, regulatory filings and related submissions, as well as all commercialization activities with respect to veltuzumab.

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

As a result of the UCB decision to terminate the two Phase III SLE trials initiated by Immunomedics, the Company was no longer able to determine how these decisions will impact its obligation period for the remaining potential manufacturing responsibilities under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, the Company ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable.

Under the terms of the UCB Agreement, Immunomedics was required to provide manufacturing services to UCB for clinical trials and commercialization supplies up until the market launch of epratuzumab in the U.S. for autoimmune indications, if requested. UCB subsequently elected to establish a new master cell bank and working cell bank to be used for production of batches of epratuzumab, and they modified the manufacturing process. Furthermore, UCB has transferred the manufacturing of epratuzumab to a third-party for the production of epratuzumab to be used for the end of Phase IIb and the Phase III clinical trials, and subsequent commercial scale production of the product. Although UCB recognizes that Immunomedics cannot manufacture epratuzumab under the current protocol, Immunomedics continues to have a legal obligation under the contract to manufacture if requested. Immunomedics will continue to defer the revenue from the upfront fee until the Company can either reasonably estimate when its obligation to manufacture will cease, or when the obligation to manufacture has been legally satisfied.

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

On December 17, 2008, the Company and Ms. Sullivan entered into the Second Amended and Restated Employment Agreement in order to comply with Section 409A of the Internal Revenue Code, which changed the income tax treatment of nonqualified deferred compensation and imposed new requirements on both the terms and operation of such compensation.

For more information regarding employment contracts, see the Company’s Form 8-K filed December 22, 2008.

10.	Legal Matters

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

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of March 31, 2009, we employed 19 professionals in our research and development departments and 20 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Revenue Recognition

We account for revenue arrangements that include multiple deliverables in accordance with Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Arrangements, or EITF 00-21. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. We concluded that the License and Collaboration Agreement dated July 11, 2008, or the Nycomed Agreement, with Nycomed GmbH, and the Development, Collaboration and License Agreement dated May 9, 2006 with UCB, S.A., or the UCB Agreement, should be accounted for as a single unit of accounting.

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

As a result of the UCB decision to terminate the two Phase III SLE trials, initiated by us, we were no longer able to determine how these decisions will impact the obligation period for our remaining potential manufacturing responsibilities under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, we ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period was reasonably determinable.

Under the terms of the UCB Agreement, we were required to provide manufacturing services to UCB for clinical trials and commercialization supplies up until the market launch of epratuzumab in the U.S. for autoimmune indications, if requested. UCB subsequently elected to establish a new master cell bank and working cell bank to be used for production of batches of epratuzumab, and they modified the manufacturing process. Furthermore, UCB has transferred the manufacturing of epratuzumab to a third-party for the production of epratuzumab to be used for the end of Phase IIb and the Phase III clinical trials, and subsequent commercial scale production of the product. Although UCB recognizes that we cannot manufacture epratuzumab under the current protocol, we continue to have a legal obligation under the contract to manufacture if requested. We will continue to defer the revenue from the upfront fee until we can either reasonably estimate when our obligation to manufacture will cease, or when the obligation to manufacture has been legally satisfied.

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

Research and development costs that are reimbursable under collaboration agreements are recognized in accordance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF 99-19. The reimbursement of research and development costs are included as a reduction of research and development expenses. We record these reimbursements as a reduction of research and development expenses as our partner in the collaboration agreement has the financial risks and responsibility for conducting these research and development activities.

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

Auction Rate Securities

We hold a number of interest bearing auction rate securities, or ARS, that represent investments in pools of assets. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. ARS have long-term scheduled maturities, but have interest rates that are typically reset at pre-determined intervals (every 28 days for the securities purchased by us), at which time the securities can typically be purchased or sold, creating a liquid market. In an active market for such investments, the rate reset for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par.

The ARS held are primarily AAA rated collateralized by student loans, guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by insurance companies. To date we have collected all interest payable on all ARS when due and expect to continue to do so in the future.

As of March 31, 2009, we held six auction rate securities with a par value of $22.3 million, and these securities are classified as non-current investments on the condensed consolidated balance sheet. Until February 2008, the auction rate securities market was highly liquid. During the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. The uncertainties in the credit markets have affected our holdings in ARS investments as the auctions for these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or a buyer is found outside of the auction process of which there is no assurance.

We reviewed ARS for impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. This treatment is appropriate when a loss in an investment is determined to be temporary in nature and a company has the ability to hold the investment until a recovery in market value takes place. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and results in a charge to earnings for the applicable accounting period. In evaluating the impairment of our ARS, we classified such impairments as an other than temporary impairment. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

In prior periods the ARS were classified as current assets, as it was our intention to sell the securities when a secondary market for the ARS developed. However, our financial position has improved and the offers received for certain ARS are not at terms that are presently acceptable. As we believe we have sufficient cash and cash equivalents at March 31, 2009 for at least the next twelve months, it is not imperative to fund our operations by liquidating the ARS held at unreasonable discounts. Therefore, the ARS are classified as non-current assets in the condensed consolidated balance sheet as of March 31, 2009 and will continue to be classified as such until market conditions improve and a viable market for these securities has developed.

As a result of our assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, we determined that the estimated fair value no longer approximates par value, although we continue to earn interest on the current auction rate security investments at the maximum contractual rate. Accordingly, beginning with the three-month period ended March 31, 2008, we recorded an other than temporary impairment charge of $2.2 million to reduce the value of the ARS to their estimated fair value. For the three and nine-month periods ended March 31, 2009 we recorded additional other than temporary impairment charges of $0.3 million and $0.7 million, respectively, to reduce the value of the ARS to their estimated fair value. As of March 31, 2009, we estimated the fair value of these ARS of $19.0 million. We used a discounted cash flow model to determine the estimated fair value of our investment in ARS.

The significant assumptions used in preparing the discounted cash flow model as of March 31, 2009 include (i) estimates for the investment’s contractual bond coupon rates (ranging from 0.86%—3.56%), (ii) the market yield interest rates (estimated at the U.S. Treasury Seven-Year Bond Rate of 2.28% plus a premium factor of 2.0%) and (iii) the effective maturity period of approximately six and one-quarter years (which is the period the auctions are expected to resume its normal function). If our estimates regarding the fair value of these securities are inaccurate, a future other-than-temporary impairment charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and, as such, we may be required to record additional losses for impairment if we determine there are further declines in fair value. During the three and nine-month periods ended March 31, 2009, we reported $87,000 and $258,000, respectively of amortization of the market value discount of the ARS.

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

Stock-Based Compensation

We have a stock incentive plan, the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization. This plan is described more fully in Note 7 to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2008 and Note 4 to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the nine-month periods ended March 31, 2009 and 2008:

	Nine-Month Period Ended March 31,
	2009	2008
Expected dividend yield	0.0%	0.0%
Expected life of options (years)	5.31	5.40
Expected stock price volatility	93%	93%
Risk-free interest rate	1.92-3.71%	2.88-5.11%

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

Three-Month Period Ended March 31, 2009 Compared to 2008

Revenues

Revenues for the three-month period ended March 31, 2009 were $8,309,000, as compared to $905,000 for the same period in 2008, representing an increase of $7,404,000 or 818%. The growth for the three-month period ended March 31, 2009 is primarily the result of recording license fee revenue of $7,272,000 from the Nycomed Agreement. Product sales for the three-month period ended March 31, 2009 were $829,000, as compared to $860,000 for the same period in 2008, representing a decrease of $31,000 or 4%. Research and development revenues for the three-month period ended March 31, 2009 were $208,000 as compared to $45,000 for the same period of 2008 and increased due to the timing and size of the grant programs in place during the current period.

Costs and Expenses

Total costs and expenses for the three-month period ended March 31, 2009 were $7,360,000, as compared to $7,799,000 for the same period in 2008, representing a decrease of $439,000 or 6%. Research and development expenses for the three-month period ended March 31, 2009 were $5,875,000 as compared to $6,502,000 for the same period in 2008, a decrease of $627,000 or 10%. This reduction in research and development expenses resulted primarily from reduced patent expenses, outside testing as well as expense reimbursements of $400,000 received from Nycomed. Cost of goods sold was $94,000 for both of the three-month periods ended March 31, 2009 and 2008. Sales and marketing expenses for the three-month period ended March 31, 2009 decreased $45,000 or 16% from $282,000 to $237,000 for the same period in 2008, primarily as a result of lower salaries and payroll taxes for European employees as a result of the currency fluctuation between the U.S. dollar and the Euro. General and administrative costs increased $232,000 to $1,153,000 or 25% for the three-month period ended March 31, 2009, from $921,000 for the same period of 2008. This increase was primarily a result of additional employees headcount and stock option compensation expenses of $203,000.

Interest and Other Income

Interest and other income for the three-month period ended March 31, 2009 decreased to $201,000 compared to $897,000 for the same period in 2008, primarily due to the sale in the prior year of three executive insurance contracts which were no longer deemed to be necessary (resulting in $468,000 of other income) and lower levels of investments as well as lower rates of return on investments.

Impairment Charge on Auction Rate Securities

A charge of $323,000 was recorded for the three-month period ended March 31, 2009 for an other than temporary impairment charge on marketable securities associated with our investments in auction rate securities as compared to a charge of $2,200,000 for the three-month period ended March 31, 2008. See discussion in Note 3 to the condensed consolidated financial statements for more information on our investments in auction rate securities and this other than temporary impairment charge.

Net Income

Net income for the three-month period ended March 31, 2009 was $758,000 or $0.01 per share as compared to a net loss of $8,156,000 or $0.11 per share, for the same period in 2008. The improvement in net income in 2009 as compared to the net loss in the comparable period in 2008 resulted primarily from the amortization of $7,272,000 of license fee revenues resulting from the Nycomed Agreement. In addition, the Company also benefited from the $1,877,000 lower impairment charge on marketable securities than was reported in the previous period.

Nine -Month Period Ended March 31, 2009 Compared to 2008

Revenues

Revenues for the nine-month period ended March 31, 2009 were $21,724,000, as compared to $2,687,000 for the same period in 2008, representing an increase of $19,037,000 or 708%. The growth for the nine-month period ended March 31, 2009 is primarily the result of recording license fee revenue of $18,188,000 from the Nycomed Agreement. Product sales for the nine-month period ended March 31, 2009 were $2,637,000, as compared to $2,439,000 for the same period in 2008, representing an increase of $198,000 or 8% due to increased sales of LeukoScan in Europe over the previous year. Research and development revenues for the nine-month period ended March 31, 2009 were $850,000 as compared to $249,000 for the same period of 2008 due to the timing and size of the grant programs in the current period.

Costs and Expenses

Total costs and expenses for the nine-month period ended March 31, 2009 were $21,686,000, as compared to $19,584,000 for the same period in 2008, representing an increase of $2,102,000 or 11%. Research and development expenses for the nine-month period ended March 31, 2009 were $17,065,000 as compared to $16,762,000 for the same period in 2008, representing an increase of $303,000 or 2%. This expense increase resulted primarily from additional employees and related salaries and employee benefits, partially offset by expense reimbursements of $1,376,000 received from Nycomed. Cost of goods sold for the nine-month period ended March 31, 2009 was $264,000 as compared to $336,000 for the same period in 2008, a decrease of $72,000 or 21%. Gross profit margins were 90% for the nine-month period ended March 31, 2009 compared to 86% for the nine-month period ended March 31, 2008. The improvement in the gross profit percentage in fiscal 2009 was primarily due to our expensing work-in-process inventory that failed our quality assurance testing in fiscal 2008. Sales and marketing expenses for the nine-month period ended March 31, 2009 decreased 8% or $53,000, to $633,000 from $686,000 for the same period in 2008, primarily as a result of lower salaries and taxes for European employees with the increase in the U.S. dollar. General and administrative costs were $3,723,000 for the nine-month period ended March 31, 2009 and $1,799,000 for the same period in 2008, an increase of $1,924,000 or 107%. This increase was primarily attributable to the termination of certain severance payments and insurance benefits as part of our previous employment agreement with Dr. David M. Goldenberg ($617,000) and the termination of the split dollar life insurance agreement and related liabilities ($1,249,000) which occurred in the previous year, not recurring in the current year. Exclusive of the insurance related items, general and administrative expenses increased $59,000 or 2% for the nine-month period ended March 31, 2009 as compared to the comparable period of the prior year. In addition, the nine months ended March 31, 2009 includes $300,000 of additional incentive compensation paid to Dr. David M. Goldenberg as a result of the consummation of the Nycomed Agreement, in accordance with his employment agreement. These growth factors were partially offset by reduced legal expenses and insurance costs.

Interest and Other Income

Interest and other income of $1,030,000 for the nine-month period ended March 31, 2009 decreased by $957,000 from $1,987,000 for the same period in 2008, primarily due to the sale in the prior year of three executive insurance contracts which were no longer deemed to be necessary (resulting in $468,000 of other income) and lower levels of investments as well as lower rates of return on investments. This decrease for fiscal 2009 was partially offset by $258,000 for the amortization of the discount for the auction rate securities and $69,000 gain on the settlement of $700,000 of auction rate securities.

Impairment Charge on Marketable Securities

A charge of $651,000 was reported for the nine-month period ended March 31, 2009 for an other than temporary impairment charge on marketable securities associated with our investments in auction rate securities as compared to a charge of $2,200,000 reported in the nine-month period ended March 31, 2008. See discussion in Note 3 to the condensed consolidated financial statements for more information on our investments in auction rate securities and this other than temporary impairment charge.

Net Income

Net income for the nine-month period ended March 31, 2009 was $1,419,000 or $0.02 per share, as compared to a net loss of $15,963,000, or $0.21 per share, for the same period in 2008, representing an improvement of $17,381,000. The improvement in the net income as compared to a net loss in the comparable period in 2008 was primarily from recording $18,188,000 of license fee revenues from the Nycomed Agreement. Immunomedics also benefited from a lower impairment charge on marketable securities than was reported in the previous year ($1,549,000 lower) and $310,000 of higher income tax benefits for the sale of tax NOL’s by the State of New Jersey. These favorable factors were partially offset by the impact of reducing the accrual for executive compensation liability ($617,000) and the termination of the split dollar life insurance agreement and related liabilities ($1,249,000) which occurred in the previous year and is a non-recurring matter.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operations. Net cash provided by operating activities for the nine-month period ended March 31, 2009 was $25.7 million, compared to net cash used in operating activities of $9.5 million for the nine-month period ended March 31, 2008. The improvement of the current period’s cash flow from operations is primarily the result of the receipt of the proceeds of the $40.0 million upfront payment from the completion of the Nycomed Agreement in August 2008.

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

Cash flows from investing. Net cash provided by investing activities for the nine months ended March 31, 2009 was $170,000 compared to $2.0 million of net cash used in investing activities for the nine-month period ended March 31, 2008. The investing activities for 2008 were a result of $1.9 million in net purchases of marketable securities with excess cash that was not required for operations. In the current year, proceeds of $700,000 were received from the settlement of certain auction rate securities, partially offset by $530,000 of capital expenditures during the nine-month period ended March 31, 2009.

Cash flows from financing. Net cash used in financing activities for the nine-month period ended March 31, 2008 included $956,000 relating to the payment of long-term debt, which was completely repaid as of June 30, 2008.

At March 31, 2009, we had working capital of $7,980,000, representing a decrease of $16,195,000 from $24,175,000 at June 30, 2008. This decrease in working capital is primarily a result of the reclassification of our ARS to non-current asset at December 31, 2008 due to the existing market conditions and the failure of a market to develop for ARS. Offsetting this classification change was the receipt of the $40.0 million of upfront payment for the Nycomed Agreement in August 2008, partially offset by the increase in deferred revenue of $21.8 million related to the Nycomed Agreement and from cash used in operations of $14,348,000, (excluding the $18.2 million of license fee revenue that was recognized under the Nycomed Agreement).

Our cash and cash equivalents amounted to $31,962,000 at March 31, 2009, representing an increase of $25,830,000 from $6,132,000 at June 30, 2008. The increase was primarily attributable to our receipt of the $40.0 million upfront payment from the Nycomed Agreement, partially offset by our use of cash in operations during the nine-month period ended March 31, 2009.

Our marketable securities consist primarily of AAA rated auction rate securities at a value of $19.0 million. The continued negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit markets do not improve, auctions for our invested amounts may continue to fail. If an auction continues to fail for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found, such buyer may only be willing to purchase the investments at a price below par. Further, rating downgrades of the security issuer or the third-parties insuring such investments may further impact our ability to auction or sell these securities.

It is possible that the potential lack of liquidity in our auction rate security investments could adversely affect our ability to fund our future operations. We cannot predict whether future auctions related to auction rate securities will be successful. We are currently seeking alternatives for reducing our exposure to the auction rate market, but may not be able to identify any such alternative.

With the $32.0 million of cash and cash equivalents at March 31, 2009, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. During fiscal 2009, we plan to maintain our cash utilization rate for our research and development programs at about the current level while a number of new clinical studies are supported by the Company and our corporate partners. We expect research and development activities to continue to expand over time and we do not believe we will have adequate cash to complete our research and development compounds in our development pipeline in line with our corporate strategy. As a result, we will continue to require additional financial resources in order to continue our research and development programs, clinical trials of product candidates and regulatory filings. Our ability to raise capital through public and private debt or equity financings may be negatively impacted by the recent downturn in the economy. There can be no assurances that financing will be available when we need it on terms acceptable to us, if at all.

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

During the early part of 2008, liquidity issues began to affect the global credit and capital markets. As a result, securities known as auction rate securities, or ARS, which historically have had a liquid market and had their interest rates reset periodically (e.g., monthly) through dutch auctions, began to fail at auction. These auction failures have caused ARS to become illiquid since investors are hesitant to purchase these types of investments, which in turn has caused the fair values for these securities to decline. As of March 31, 2009, we have $22.3 million invested in ARS with long-term nominal maturities for which interest rates are reset through a dutch-auction each month. Our investments in ARS all currently have AAA credit ratings and interest continues to be paid by the issuers of the securities. The ARS held are all collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by insurance companies.

As a result of the liquidity issues experienced in the global credit and capital markets, our ARS, with a total principal value of $22.3 million at March 31, 2009, have experienced multiple failed auctions since February 2008. The estimated fair value at March 31, 2009, of our ARS with continuing auction failures totaled approximately $19.0 million. We estimate the fair value of these auction rate securities using a discounted cash flow model.

The table below presents the amounts and related weighted average interest rates by fiscal year of maturity for our investment portfolio in auction rate securities as of March 31, 2009:

				Expected Maturity Date
	2009	2010	2011	2012	2013	2014 and thereafter	Total	Fair Value
					(in thousands)
Variable rate	$—	—	—	—	—	$22,300	$22,300	$19,027
Average Interest rate	—	—	—	—	—	2.00%	2.00%

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

There were no other legal proceedings nor any material developments during the quarter ended March 31, 2009 in any of the legal proceedings described in Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

We have incurred significant operating losses since our formation in 1982, and have never earned a profit for a fiscal year since that time. As of March 31, 2009, we had an accumulated deficit of approximately $241,000,000.

In July 2008, we entered into an agreement with Nycomed GmbH, or Nycomed, providing Nycomed an exclusive worldwide license to develop, manufacture, and commercialize veltuzumab, our humanized anti-CD20 antibody in the subcutaneous formulation for the treatment of all non-cancer indications. Under the terms of this agreement, we retain the right to develop veltuzumab in the field of oncology. As a result, we will continue to incur significant expenses relating to the development of veltuzumab for oncology indications. In addition, we will continue our ongoing Phase I/II study in immune thrombocytopenic purpura, or ITP. As we have continuing obligations under the Nycomed Agreement, we recorded the $40 million non-refundable payment received from Nycomed as deferred revenue and we are recognizing this amount through December 2009, which is our best estimate of the period of time required for us to fulfill our obligations under the Nycomed Agreement. Accordingly, we recognized $18,188,000 as License Fee Revenues for the nine-month period ended March 31, 2009. The remaining balance of $21,812,000 is recorded as Deferred Revenue.

In May 2006, we entered into an agreement with UCB, S.A., or UCB, granting UCB the exclusive, worldwide license to develop, manufacture, market and sell epratuzumab, our humanized CD22 antibody, for all autoimmune disease indications. As part of this agreement UCB assumed the responsibility for conducting the Phase III SLE clinical trials we had designed and initiated. UCB subsequently decided to terminate these trials and establish new protocols under which new clinical trials for the treatment of SLE would be conducted. As a result of this decision, we are no longer able to determine when these clinical trials will take place or how these decisions will impact the obligation period for our remaining potential manufacturing responsibilities under the terms of the agreement with UCB. Therefore we had ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period could be reasonably determinable. As of March 31, 2009 this deferred revenue on the balance sheet is $31,145,000.

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

Our marketable securities consist primarily of AAA rated auction rate securities at a value of $19.0 million as of March 31, 2009. The continued negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit markets do not improve, auctions for our invested amounts may continue to fail. If an auction continues to fail for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found, such buyer may only be willing to purchase the investments at price below par. Further, rating downgrades of the security issuer or the third-parties insuring such investments may further impact our ability to auction or sell these securities.

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

In order to fund future operations, we will need to raise significant amounts of additional capital. Because it can be difficult for a small-cap company like ours to raise equity capital on acceptable terms and given the recent downturn in the economy, we cannot assure you that we will be able to obtain the necessary capital when we need it, or on acceptable terms, if at all.

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

We are dependent upon Nycomed for the final development and commercialization of veltuzumab for the treatment of all non cancer indications worldwide and upon UCB for the final development and commercialization of epratuzumab for the treatment of autoimmune disease indications worldwide and they may not be successful. In addition, our recognition of the amortization of the upfront payments from Nycomed is determined by the completion of our obligations as outlined in the Nycomed Agreement.

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

We will amortize the $40 million upfront payment received from Nycomed through December 2009, the period of time of our expected obligations in accordance with the terms of our agreement with Nycomed. We will amortize the remainder of the $38 million upfront payment received from UCB ($31.1 million as of March 31, 2009) as revenue over the period of time of the expected obligations for our remaining potential manufacturing responsibilities in accordance with the terms of our agreement with UCB, when that time period can be reasonably estimated, or when we no longer have a legal obligation to manufacture.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the nine-month period ended March 31, 2009, we reimbursed CMMI with $141,000 for research activities conducted on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have research collaborations with CMMI.

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

At May 8, 2009, we had 75,137,831 shares of common stock outstanding, 6,067,183 additional shares reserved for the exercise of outstanding options and 5,776,400 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plans.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of March 31, 2009, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 11% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

At May 8, 2009, we had 75,137,831 shares of common stock outstanding, 6,067,183 additional shares reserved for the exercise of outstanding options and 5,776,400 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plan.

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

IMMUNOMEDICS, INC.

May 11, 2009	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

May 11, 2009	By:	/s/ Gerard G. Gorman
Gerard G. Gorman
Senior Vice President, Finance and Business
Development, and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.