Form 10-K
period 2009-06-30
IMMUNOMEDICS INC
filed 2009-08-27
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of December 31, 2008 was $128,000,000. The number of shares of the registrant’s common stock outstanding as of August 25, 2009 was 75,162,215.

Documents Incorporated by Reference:

Certain information required in Part III of this Annual Report on Form 10-K will be set forth in, and incorporated from the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2009.

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

We have exclusively licensed our product candidate, epratuzumab, to UCB S.A., or UCB, for the treatment of all autoimmune disease indications worldwide. Epratuzumab’s most advanced clinical testing is for the treatment of systemic lupus erythematosus, or SLE, and in non-Hodgkin’s lymphoma, or NHL. At present, there is no cure for lupus and no new lupus drug has been approved in the U.S. for approximately the last 50 years. We have retained rights to epratuzumab in oncology indications, subject to UCB’s buy-in option, and are advancing trials in lymphoma and in childhood acute lymphoblastic leukemia, or ALL, in cooperation with National Cancer Institute Study Groups. In addition, we have exclusively licensed our product candidate veltuzumab, in the subcutaneous formulation, to Nycomed GmbH, or Nycomed, for the treatment of all non-cancer indications worldwide. We have retained the rights to develop, manufacture and commercialize veltuzumab in the field of oncology. We are conducting clinical trials with intravenous veltuzumab in patients with NHL, subcutaneous veltuzumab in patients with NHL, immune thrombocytopenic purpura, or ITP and chronic lymphocytic leukemia, or CLL, 90Y-epratuzumab (yttrium Y 90 epratuzumab tetraxetan) for the therapy of patients with lymphoma, 90 Y-hPAM4 (yttrium Y 90 clivatuzumab tetraxetan) combined with gemcitabine for pancreatic cancer therapy, and our anti-CD74 antibody (milatuzumab) as a therapy for patients with multiple myeloma, or MM, NHL, and CLL. We also have a majority ownership in IBC Pharmaceuticals, Inc., which is developing a novel Dock-and-Lock methodology, or DNL, with us for making fusion proteins and multifunctional antibodies, and a new method of delivering imaging and therapeutic agents selectively to disease, especially different solid cancers (colorectal, lung, pancreas, etc.), by proprietary, antibody-based, pretargeting methods. We are working to advance this new technology into clinical testing. We believe that our portfolio of intellectual property, which includes approximately 137 patents issued in the United States and more than 300 other patents issued worldwide, protects our product candidates and technologies.

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

In June 2008, UCB reported at the EULAR’s Annual European Congress of Rheumatology, data from the first placebo-controlled studies using epratuzumab in SLE patients which showed that epratuzumab treatment demonstrated clinically meaningful improvements in moderate and severe flaring SLE patients.

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

In 2008, UCB initiated a new Phase IIb clinical study program for SLE. The primary objective of the Phase IIb program is to assess the dose response and the dose frequency for epratuzumab. On August 27, 2009, UCB reported positive results of the Phase IIb clinical study of epratuzumab for treatment of patients with SLE. The data demonstrated clinically meaningful effects with the treatment advantage of epratuzumab over placebo reaching 24.9% at week twelve. A total of 227 patients were enrolled in this study, with 30% of the patients having moderate disease activity and 70% of the patients having severe disease activity in multiple organ systems. UCB is in the process of performing an in depth analysis of the data in preparation of a Phase III program. Epratuzumab has received Fast Track Product designation from the U.S. Food and Drug Administration, or FDA, for the treatment of patients with moderate and severe SLE.

CD20 Program: Veltuzumab

Similar to CD22, CD20 is an antigen that is expressed on B-lymphocytes. Constructed using the same donor frameworks as epratuzumab, veltuzumab is an anti-CD20 monoclonal antibody having 90-95% human antibody sequences. Current biological therapy with monoclonal antibodies for NHL includes rituximab, a chimeric antibody comprised of one-third mouse and two-thirds human protein that binds to the CD20 antigen.

On July 11, 2008, we entered into a license and collaboration agreement with Nycomed, the Nycomed Agreement, providing Nycomed an exclusive worldwide license to develop, manufacture, and commercialize veltuzumab in the subcutaneous formulation, for the treatment of all non-cancer indications. Nycomed has disclosed that it is their intention to pursue rheumatoid arthritis, or RA, as the primary indication.

We are conducting a study to evaluate veltuzumab’s efficacy in chronic immune thrombocytopenic purpura, or ITP at low doses. Under the terms of the Nycomed Agreement, Nycomed reimburses us for all expenses incurred in connection with this study. Under the terms of the Nycomed Agreement, we have the right to co-promote veltuzumab for the ITP indication in the United States, and retain the right to develop veltuzumab in the field of oncology.

Results from the ITP multicenter, open-label, single-arm, Phase I/II study were presented at the 14th Congress of the European Hematology Association in Berlin, Germany in June 2009. At the time of reporting, 20 adult chronic ITP patients with platelet counts below 30 x 109/L who failed at least one standard therapy have been treated with two veltuzumab doses administered two weeks apart. Seven patients received the initial intravenous formulation at one of three dose levels: 80, 120 or 200 mg. One patient had an infusion reaction and discontinued treatment. Thirteen patients received subcutaneous injections of veltuzumab at one of three dose levels: 80, 160 or 320 mg. The injections were well tolerated with no grade 3-4 adverse events reported.

All patients were evaluated over a 12-week period, with responding patients continuing in long-term follow-up. Patients with platelet levels higher than 150 x 109/L measured on two separate occasions, at least one week apart, were classified as complete responders. Those with measurements between 50-150 x 109/L were considered partial responders, and minor responses were between 30-50 x 109/L.

The overall response rate (minor, partial and complete responses) in 19 evaluable patients was 68%, with 26% of patients having a complete response (platelets increased to over 150,000 x 109/L). Responses occurred across all doses tested, including the lowest dose of 80 mg, regardless of the route of administration. More importantly, all patients who have had a complete response to veltuzumab continue to maintain their increased platelet levels, with 2 patients continuing for over one year.

We have completed an open-label, multi-center, Phase II trial using the intravenous formulation in NHL. Results from this study were published online in May 2009, in the Journal of Clinical Oncology. Eighty-two adult patients with CD20-positive B-cell NHL were enrolled to receive four weekly doses of 80 to 750 mg/m2 of veltuzumab. Fifty-five patients had follicular lymphoma and twenty-seven had other B-cell lymphomas. Most patients (79%) had the advanced stages of the disease. All patients had one or more prior standard chemotherapy or rituximab-containing regimens.

The median first infusion times were 4.7 hours at 750 mg/m2, 3.1 hours at 375 mg/m2, and 1.8 to 2.4 hours at lower doses, whereas median times for subsequent infusions were 2.1 to 2.6 hours at 375 or 750 mg/m2, and 1.2 to 1.5 hours at lower doses. Even with short infusion times, veltuzumab was well tolerated with no grade 3 to 4 drug-related adverse events.

Across all doses and subtypes of NHL, the overall response rate was 41% with 21% of patients having a complete response. For the fifty-five patients with follicular lymphoma, 44% had an objective response with 27% having complete responses. The highest response rates in this subgroup of patients occurred in the small number of rituximab-naïve patients, of which 57% (4 out of 7) had an objective response and 43% (3 of 7) had a complete response. More importantly, in patients who had received two or more prior rituximab-regimens, 6 of 17 (35%) responded to veltuzumab, including five patients with complete responses. In the non-follicular lymphoma subgroup, the objective response rate was 35%, and the complete response rate was 27%.

At all dose levels studied, B-cell depletion occurred after the first infusion of veltuzumab, which produced mean serum levels of antibody exceeding the 25 µg/mL value considered important for anti-CD20 therapy. In addition, veltuzumab remained in circulation after the last infusion, with half-lives that were similar at all dose levels, and at least as long as those reported in studies involving rituximab.

Veltuzumab is currently being studied in two other Phase I/II trials. At the 2009 annual meeting of American Society of Clinical Oncology (“ASCO”) in June, we reported first efficacy results of subcutaneous therapy of NHL and CLL with veltuzumab. Subcutaneous injections of veltuzumab were given once-a-week every 2 weeks for a total of 4 doses. Patients received veltuzumab at one of three dose levels: 80, 160, or 320 mg. Efficacy was assessed at 4 and 12 weeks post treatment, with responding patients continuing in follow-up. The injections were well tolerated with only transient, mild, grade-1 treatment-related adverse events.

For the 15 evaluable NHL patients reported at the conference, 53% had an objective response, and 27% had a complete response. In follicular lymphoma, 7 of 12 patients (58%) had objective responses, with 3 patients (25%) having complete responses. These findings were similar to the Phase II results described above. Thus, despite the small number of patients, it appears that the subcutaneous formulation of veltuzumab can be effective against NHL.

For CLL, there were no objective responses in 8 patients reported at the conference. However, 50% of patients had stable disease for more than 12 weeks. An adequate dosing schedule has yet to be determined for this group of patients.

Yttrium Y 90 Clivatuzumab tetraxetan Program

Yttrium Y 90 clivatuzumab tetraxetan or hPAM4 labeled with Y-90, is our therapeutic product candidate for patients with pancreatic cancer. It is a humanized monoclonal antibody highly specific for pancreatic cancer. Preclinical studies in mice with transplanted human pancreatic cancer have demonstrated that the antibody labeled with Y-90 has activity by itself as well as in combination with gemcitabine, a radiosensitizing chemotherapeutic that is commonly used to treat patients with this disease. Yttrium Y 90 clivatuzumab tetraxetan has Orphan Drug status in both the US and the European Union, and fast-track status in the US for the treatment of pancreatic cancer.

Our current study is a Phase Ib, open-label, dose escalation of yttrium Y 90 clivatuzumab tetraxetan administered as fractionated, multi-doses, in combination with low-dose gemcitabine as frontline therapy for patients with Stage III or Stage IV metastatic pancreatic cancer. We presented initial results from this study at the Annual Meeting of ASCO in June 2009. Eleven treatment-naïve patients, of which all but 1 had stage 4 or metastatic pancreatic cancer, were enrolled to receive 1 of 3 fractionated Y-90 doses: 6.5, 9.0 and 12.0 mCi/m2, given once-a-week for 3 weeks in combination with low doses of gemcitabine as a radiosensitizing agent. Two of 3 patients at the 12.0 mCi/m2 dose level had more than 30% tumor shrinkage to qualify as partial responders by Response Evaluation Criteria in Solid Tumors, or RECIST, criteria. The third patient was too early for evaluation, but was showing evidence of tumor shrinkage. One patient receiving 6.5 mCi/m2 of Y-90 also was a partial responder. Overall, half of the evaluable patients showed evidence of tumor shrinkage or stabilization after this therapy.

In addition, 2 patients survived for more than 1 year from the start of treatment, despite the dismal life expectancy of 4 to 6 months from diagnosis for most patients with advanced pancreatic cancer, due to lack of early detection and effective treatment. One of these two patients had received 4 cycles of this therapy, and the other received 3 cycles.

In addition to getting yttrium Y 90 clivatuzumab tetraxetan, patients also received 4 weekly doses of 200 mg/m2 of gemcitabine, known to sensitize cancer cells to radiation, which was given much below its usual therapeutic dose. The major side effect from the combination treatment is low blood cell counts which are manageable and reversible. Otherwise, the treatment has been well tolerated.

Assuming results from this and future clinical trials support regulatory approvals, we may consider taking this product candidate through to commercialization without a partner. However, there is no assurance that regulatory approval will be obtained.

CD74 Program: Milatuzumab

CD74 is a transmembrane protein that is highly expressed in multiple myeloma and other B-cell lymphomas. It actively directs transport from the cell surface to an endosomal compartment and, as such, is a unique target for antibody-drug immunoconjugate therapy. Also, recent evidence supports a role for CD74 as a signaling molecule in B-cell lymphoma survival. We have observed high expression of CD74 in human NHL and MM clinical specimens and cell lines, and have developed milatuzumab, a naked humanized antibody targeting the CD74 antigen, using the same constant regions of the heavy and light chains as epratuzumab, for the therapy of MM, NHL and CLL.

Milatuzumab is currently in a Phase I/II multicenter clinical trials to evaluate its safety and tolerability in patients with multiple myeloma. Other objectives include preliminary information on efficacy, pharmacokinetics, immunogenicity; and acceptable doses for subsequent studies. Adult patients with multiple myeloma were enrolled in this open-label, dose-escalation study. All patients had stage II or III multiple myeloma, with stage III as the most advanced stage of the disease based on the Durie-Salmon diagnostic criteria. Most patients had at least 4 prior treatments that included bortezomib, lenalidomide, melphalan and thalidomide.

At the time of reporting at the 2009 Annual Meeting of ASCO, 24 patients had received milatuzumab, twice weekly, at 1 of 4 dose levels: 1.5, 4.0, 8.0 or 16.0 mg/kg, for 4 weeks. Milatuzumab was rapidly cleared at these dose levels with little accumulation in the blood. In spite of rapid clearance, 4 patients had encouraging disease stabilization for at least 12 weeks post-treatment, one continuing for more than 8 months. These patients (3 at 4.0 mg/kg dose level and 1 receiving 2 x 8.0 mg/kg milatuzumab weekly) appeared to have higher serum levels of the anti-CD74 antibody. There have been no objective responses in 21 evaluable patients. Additional studies involving milatuzumab include a Phase I study of milatuzumab in NHL and CLL conducted by Weill Cornell Medical Center funded in part by the National Cancer Institute. We have also initiated our own study in patients with NHL or CLL using different doses and dosing schedules.

The CD74 antibody conjugated with the cancer drug doxorubicin is currently in preclinical development. Preclinical in vitro results demonstrated that the drug-antibody conjugate binds specifically to CD74-expressing NHL and MM cell lines, and produces a cytotoxicity level approaching that of free doxorubicin. Antibody-targeted selective delivery of anticancer drugs against antigens expressed on cancer cells can potentially improve the therapeutic index of anticancer drugs. An Investigational New Drug, or IND, application for the drug conjugate has recently been allowed by the U.S. Food and Drug Administration (FDA) to initiate a Phase I/II clinical trial for the treatment of patients with multiple myeloma. This product candidate is the Company’s first antibody-drug conjugate to enter human studies.

Yttrium Y 90 epratuzumab tetraxetan Program

Yttrium Y 90 epratuzumab tetraxetan is our radiolabeled CD22 antibody product candidate being evaluated in Europe in a Phase I/II study in patients with NHL. Radioimmunotherapy, or RAIT, combines the targeting power of monoclonal antibodies with the cell-damaging ability of localized radiation. When infused into a patient, these radiation-carrying antibodies circulate in the body until they locate and bind to the surface of specific cells, and then deliver their cytotoxic radiation more directly to the cells. This therapy, unlike chemotherapy, mainly selects cancer cells, has fewer side effects, and may be administered on an outpatient basis in the U.S.

The Phase I/II European study has completed its target enrollment of 64 adult patients with documented B-cell NHL who had failed one or more regimen therapies, including rituximab. Updated results from this study were presented at the 56th annual meeting of the Society of Nuclear Medicine (“SNM”) in June 2009.

The objective response rate (partial and complete responses) in 62 evaluable patients was 64%, with 49% of patients having a complete response. Both the objective and complete response rates appear to correlate with cumulative doses. In 16 patients unresponsive to last therapy, 75% responded to yttrium Y 90 epratuzumab tetraxetan with 56% complete responses. More importantly, responses were seen across all different types of NHL. For follicular lymphoma patients, treatment at 20 mCi/m2 for 2 weeks was particularly effective, with all 10 patients responding to the treatment, 9 of which were complete responders. In addition, for all 21 follicular lymphoma patients with complete responses, the estimated median progression-free survival is 17.9 months, including responses continuing up to 5 years. The highest cumulative Y-90 dose level reported in this study was 45 mCi/m2, which is more than two-fold higher than the maximum allowable single dose of 32 mCi currently approved for ibritumomab tiuxetan.

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

Diagnostic Imaging Products

We have continued to transition our focus away from the development and commercialization of diagnostic imaging products in order to accelerate the development of our therapeutic product candidates, although we manufacture and commercialize our LeukoScan® product in territories where regulatory approvals have previously been granted. LeukoScan is indicated for diagnostic imaging for determining the location and extent of infection/inflammation in bone in patients with suspected osteomyelitis, including patients with diabetic foot ulcers.

Research and Development Programs

We have historically invested heavily in our research and development programs, spending approximately $21,485,000 for these programs during fiscal year ended June 30, 2009, $22,209,000 for these programs during fiscal year ended June 30, 2008 and $19,841,000 for these programs during fiscal year ended June 30, 2007. The expense reduction during the 2009 fiscal year resulted primarily from expense reimbursements received from Nycomed, partially offset by additional employees and related salaries and employee benefits. The increase in expense during the 2008 fiscal year over 2007 was due to higher headcount and related salaries, employee benefits and increased patent expenses. The above discussion is a brief summary of our principal research and development programs as of August 24, 2009.

Other Antibody-Directed Therapy Approaches

Our majority-owned subsidiary, IBC Pharmaceuticals, Inc., or IBC, has been working on the development of novel cancer radioimmunotherapeutics using patented pretargeting technologies with proprietary, bispecific antibodies.

Preclinical studies with IBC continue for the development of new bispecific antibodies and peptides for improved targeting and treatment of cancer. They include tumor-targeting antibodies with multiple binding-arms and new carrier peptides that allow attachment of different kinds of therapeutic and diagnostic isotopes.

One of the new bispecific antibodies is TF2, an antibody constructed using our proprietary protein engineering platform technology, called Dock-and-Lock, or DNL. It specifically targets the carcinoembryonic, or CEA (specifically CEACAM5) antigen expressed in many human cancers, including colorectal cancer. Unlike conventional antibodies which can only attach to one receptor, TF2 has been modified to contain an additional binding site that recognizes a radioisotope-carrying peptide. This allows the separate administration of TF2 before the delivery of radioisotope, a concept known as pretargeting, which is developed by the Company’s majority-owned subsidiary, IBC Pharmaceuticals, Inc.

At the 56th annual meeting of the Society of Nuclear Medicine, or SNM in June 2009, results from two studies of TF2 were presented. The first study reported examined the selectivity and specificity of TF2 compared with fluorine-18, or F-18 fluorodeoxyglucose, or FDG in PET imaging of colorectal cancer. The therapeutic efficacy of TF2 against colorectal cancer was assessed in the second study using an animal model.

F-18 FDG is a sugar analog approved for use in the U.S. for the detection of certain tumors, coronary artery disease, and epilepsy. It is the most widely used radiopharmaceutical in positron-emission tomography, or PET, to determine abnormal glucose metabolism. However, F-18 FDG uptake is also accelerated during inflammatory processes and in rapidly-proliferating normal cells, which may lead to false-positive results and lower specificity.

For the imaging study, animals carrying human colorectal tumor and with chemically-induced inflamed muscle were imaged with either F-18 FDG or TF2 and a radiolabeled peptide. In the TF2 group of animals, uptake of radioactivity was more than 10-fold higher in the tumor than in the inflamed muscle. The levels in normal organs and tissues were all significantly lower. With F-18 FDG, both the tumor and the inflamed muscle were clearly visualized at 1 hour.

In the therapeutic study, treatment with 1 cycle of TF2 and a radiolabeled peptide significantly prolonged median survival time, or MST, of animals injected with human colorectal cancer cells to 24 days compared with 13 days from the untreated group. Moreover, 2 and 3 cycles of TF2 treatments extended MST to 45 and 65 days, respectively. Bone marrow and kidney toxicity to the TF2 group was minimal. For the first time, therefore, fractionated dosing of pretargeted radioimmunotherapy, or RAIT, was found to be superior in efficacy over single-cycle RAIT.

TF2 is currently in two investigator-sponsored studies in the U.S. and Europe for pretargeted imaging and radioimmunotherapy of colorectal cancer.

The ultimate goal of IBC is to offer cancer patients a more individualized treatment by combining improved molecular imaging with targeted therapy. Demonstrated tumors localized in imaging studies may predict a more appropriate group of patients that would respond to the subsequent therapy. In collaboration with external investigators, we are now planning with IBC to test this new technology in patients.

Peptides

Since the pretargeting methods being developed with IBC are showing very high tumor/normal tissue ratios, we have been working on creating a new class of diagnostic imaging agents using both traditional gamma-emitting isotopes, such as Technetium-99m (Tc-99m), and positron-emitting isotopes, such as F-18 and Gallium-68 (Ga-68). During the past year, we have developed a facile method for the radiolabeling of peptides with F-18 and published the results online in June 2009, in the Journal of Nuclear Medicine. The method has since been successfully applied to a bispecific antibody pretargeting study in animals injected with human colorectal cancer. Moreover, at the 2009 annual meeting of the SNM, using the new labeling method, F-18 labeled peptides were shown to be stable enough to produce exceptional PET images of receptor-expressing tumors in animals. Our goal is to improve the labeling process to the point where we will be capable of radiolabeling these peptides at clinical-scale using single-vial kits. In related work, similar synthetic methods have also been used to prepare peptides that can be radiolabeled with Tc-99m, Ga-68, Indium-111, Lutetium-177 and Yttrium-90, which are being applied to the bispecific pretargeting technology that is being developed through IBC.

Dock-and-Lock Platform Technology

Together with IBC, we have developed a new platform technology, called the Dock-and-Lock method, or DNL, which has the potential for making a considerable number of bioactive molecules of increasing complexity. DNL utilizes the natural interaction between two proteins, cyclic AMP-dependent protein kinase, or PKA, and A-kinase anchoring proteins, or AKAPs. The region that is involved in such interaction for PKA is called the dimerization and docking domain, or DDD, which always appears in pairs. Its binding partner in AKAPs is the anchoring domain, or AD. When mixed together, DDD and AD will bind with each other spontaneously to form a binary complex, a process termed docking. Once “docked,” certain amino acid residues incorporated into DDD and AD will react with each other to “lock” them into a stably tethered structure. The outcome of the DNL method is the exclusive generation of a stable complex, in a quantitative manner that retains the full biological activities of its individual components. Diverse drugs, chemical polymers, proteins, peptides, and nucleic acids are among suitable components that can be linked to either DDD or AD. Since DDD always appears in pairs, any component that is linked to DDD will have two copies present in the final products. A description of the DNL platform technology was published in the September 15, 2007, Supplement issue of Clinical Cancer Research.

DNL method judiciously combines conjugation chemistry and genetic engineering to enable the creation of novel human therapeutics, and the potential construction of improved recombinant products over those currently on the market. To that end, we have created two DNL-PEGylated interferon-alpha-2b (IFNa2b) molecules, a2b-413 and a2b-457, by site-specifically conjugating IFNa2b to polyethylene glycol, or PEG, with different sizes. At the 100th Annual Meeting of the American Association for Cancer Research (“AACR”) in April 2009, results from preclinical studies evaluating the in vitro and in vivo properties of a2b-413 and a2b-457 and comparing them with approved PEGylated IFNa2b therapeutics, PEG-INTRON and PEGASYS, were reported.

The two DNL-PEGylated interferons had similar anti-viral activities in vitro, which were higher than PEGASYS but less than PEG-INTRON, and demonstrated slower clearance in mice than PEG-INTRON with an advantage for a2b-457 over PEGASYS. In an animal lymphoma model, a2b-413 and a2b-457 significantly improved animal survival in comparison to PEG-INTRON but not in animals treated with PEGASYS. These results suggest that the two DNL-PEGylated IFN-a2b molecules have select advantages over both PEG-INTRON and PEGASYS, which warrant further testing in the clinic.

DNL-modified IFNa2b was also the subject of a second study presented at the Annual Meeting. 20-2b, which contains 4 IFNa2b groups site-specifically conjugated to veltuzumab, was reported to retain the anti-viral activity of IFNa2b in vitro and have specific activities similar to PEG-INTRON but greater than PEGASYS. Moreover, it was shown to have significantly longer circulating half-life in mice than those of PEG-INTRON and PEGASYS, and found to be stable in human sera and whole blood for at least 10 days. Compared with veltuzumab, 20-2b demonstrated enhanced antibody-dependent cellular cytotoxicity, or ADCC, in two human lymphoma cell lines, but lacked the complement-dependent cytotoxicity, or CDC, of its parental antibody.

Anti-lymphoma efficacy was evaluated in various animal models. In one lymphoma model, a single, low-dose of 20-2b (0.7 pmol) extended MST by more than 100 days over both untreated animals and the veltuzumab group. Moreover, the 7 long-term survivors in the 20-2b group did not show visible evidence of disease at the end of the study. In an advanced tumor model, the same dosage of 20-2b produced MST that is similar to the group receiving the highest dose of PEGASYS (70 pmol), which is 100-fold higher. Treatment with the same high dose of 70 pmol of 20-2b, in comparison, improved MST to more than 105 days with all 9 animals in the group surviving, while veltuzumab at 70 pmol had only a modest effect on survival with MST of 24 days. Finally, in two models that are resistant to the interferon and less responsive to veltuzumab, 20-2b doubled MST over untreated animals and significantly improved survival over veltuzumab. Based on these results, the veltuzumab-interferon-a2b conjugate could be an attractive candidate for the therapy of CD20-expressing lymphomas and leukemias. This work is in press in the Journal of the American Society of Hematology, Blood.

In a separate study, DNL was used to create new protein constructs that contain multiple copies of erythropoietin, or EPO with improved pharmacokinetics and potency. EPO is a hematopoietic growth factor that stimulates the proliferation and differentiation of erythrocytes into mature red blood cells. Several recombinant human EPOs, including Aranesp, are currently used for the treatment of anemia, predominantly associated with chronic kidney failure and cancer chemotherapy. However, the short half-life of these products (4-13 hours) necessitates frequent dosing. Increasing the serum half-life of EPO to allow less frequent dosing is, therefore, highly desirable and has been an important goal for developing next-generation EPO.

The poster presentation at the 2009 Annual Meeting of the AACR described the generation of 3 EPO derivatives: a DNL-PEGylated EPO (PEG-EPO) that contains two copies of EPO, an antibody fragment conjugated to 2 EPOs (Fab-EPO), and an intact antibody linked to 4 copies of the cytokine (IgG-EPO). All 3 derivatives maintain the biological activity of EPO with a similar specific activity to Aranesp. In addition, in vivo activity of IgG-EPO was confirmed in normal mice. A single intravenous administration of IgG-EPO induced a significant increase in hematocrit levels compared to untreated mice.

Like EPO, granulocyte colony-stimulating factor, or G-CSF is also a hematopoietic growth factor and is the subject of the fourth study presented at the AACR Annual Meeting. G-CSF stimulates the bone marrow to produce more white blood cells. Currently in the U.S., a recombinant methionyl human G- CSF and its longer-acting PEGylated form is largely used for treating chemotherapy-induced neutropenia and for mobilizing transplantable stem cells from bone marrow to the blood for easier collection and processing. In this study, 3 antibody-G-CSF conjugates were generated and characterized. Each conjugate comprising 4 copies of human G-CSF linked site-specifically to one of the Company’s three proprietary humanized antibodies: veltuzumab (anti-CD20), labetuzumab (anti-CEACAM5), and h734 (anti-indium-DTPA).

Against a leukemia cell line, h734-G-CSF and veltuzumab-G-CSF were more potent than recombinant human G-CSF. h734-G-CSF also induced a higher number of monocytes and neutrophils in the blood of normal mice, compared to untreated animals. For veltuzumab-G-CSF, enhanced ADCC was observed in CD20-positive lymphoma cells. Because anti-CD20 therapies can cause neutropenia in patients, the potential of veltuzumab-G-CSF to enhance the potency of an anti-CD20 antibody yet prevent neutropenia is very attractive.

As with all candidate therapeutic molecules developed by IBC or Immunomedics, the safety and potential efficacy cannot be predicted until sufficient trials in humans have been conducted.

Patents and Proprietary Rights

Our Patents

We have accumulated a sizeable portfolio of patents and patent applications in the course of our research, which we believe constitutes a very valuable business asset. The major patents relate primarily to our therapeutic product candidates as well as our technologies and other discoveries for which no product candidate has yet been identified. As of August 24, 2009, our portfolio included 137 issued U.S. patents. In addition, as of such date the portfolio included more than 300 issued foreign patents, with a number of U.S. and foreign patent applications pending.

The chart below highlights our material patents and product groups as of June 30, 2009 the major jurisdictions and relevant expiration periods.

Program & Product Group	Description/Targeted Antigen	Patent Expiration	Major Jurisdictions
CD22 Program – Epratuzumab	Unlabeled Antibody CD22	2014 - 2020	USA, Europe, Japan

CD20 Program – Veltuzumab	Unlabeled Antibody CD20	2023	USA, Europe, Japan

PAM4 Program – Yttrium Y 90 Clivatuzumab Tetraxetan	Y-90 Labeled Antibody PAM4	2023	USA, Europe, Japan

CD74 Program – Milatuzumab	Unlabeled Antibody CD74	2024	USA, Europe, Japan

CEA Program – Labetuzumab	Carcinoembryonic Antigen Antibody	2015 - 2016	USA, Europe, Japan

Our Licenses

We have obtained licenses from various parties for rights to use, develop and commercialize proprietary technologies and compounds. Currently, we have the following medical licenses:

•

Medical Research Council, or MRC – We entered into a license agreement with MRC in May 1994, whereby we have obtained a license for certain patent rights with respect to the genetic engineering on monoclonal antibodies. Our agreement does not require any milestone payments, nor have we made any payments to MRC to date. Our agreement with MRC, which expires at the expiration of the last of the licensed patents in 2020, provides for future royalty payments to be made based on a percentage of product sales.

•

Center for Molecular Medicine and Immunology, or CMMI - We have entered into a license agreement with CMMI in December 2004, whereby we have licensed certain rights with respect to patents and patent applications owned by CMMI. Dr. Goldenberg, our Chief Medical Officer, Chief Scientific Officer and Chairman of our Board of Directors, is the founder, President and member of the Board of Trustees of CMMI. No license or milestone payments are required under this agreement. Under the license agreement, which expires at the expiration of the last of the licensed patents in 2023, CMMI will receive future royalty payments in the low single digits based on a percentage of sales of products that are derived from the CMMI patents. Under the license agreement we are able to decide which patent related expenses we will support. For the fiscal years ended June 30, 2009, 2008 and 2007, we have made payments for CMMI legal expenses regarding patent-related matters of $29,000, $95,000 and $67,000, respectively, however any inventions made independently of us by CMMI are the property of CMMI.

Our Trademarks

The mark “IMMUNOMEDICS” is registered in the U.S. and 19 foreign countries and a European Community Trademark has been granted. Our logo is also registered in the U.S. and in two foreign countries. The mark “IMMUSTRIP” is registered in the U.S. and Canada. The mark “LEUKOSCAN” is registered in the U.S. and 9 foreign countries, and a European Community Trademark has been granted. In addition, we have applied for registration in the U.S. for several other trademarks for use on products now in development or testing, and for corresponding foreign and/or European Community Trademarks for certain of those marks.

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

Strategic Partnering and Relationships

Nycomed GmbH

Under the terms of the Nycomed Agreement, we are continuing the ongoing Phase I/II study in ITP and Nycomed is reimbursing us for all expenses incurred in connection with this study. The Nycomed Agreement also provides us with an option to co-promote veltuzumab for the treatment of ITP in the United States. Under the terms of the Nycomed Agreement, we received an initial cash payment totaling $40 million on August 21, 2008.

Nycomed is a privately owned pharmaceutical company that provides medicines for hospitals, specialists and general practitioners, as well as over-the-counter medicines in selected markets. Nycomed stated that as veltuzumab is the first anti-CD20 with a subcutaneous administration tested in clinical trials it has the potential to contribute to an improved safety profile versus the currently intravenously applied anti-CD20s by avoiding infusion-related side effects and increasing convenience for the patient via its subcutaneous route. Nycomed believes that anti-CD20’s antibodies are considered to be one of the strongest growing segments within the RA market and offer additional market potential by extending into other autoimmune and inflammatory diseases.

UCB, S.A.

Under the terms of the UCB Agreement, UCB is solely responsible for the development, manufacturing and commercialization of epratuzumab for the treatment of all autoimmune indications and for the continuation of ongoing clinical trials in SLE, with Immunomedics responsible for supplying epratuzumab for the completion of clinical trials relating to SLE, the Sjogren’s Phase II Clinical Trial and the SLE Open Label Study as defined in the UCB Agreement. We were also obligated to manufacture and supply epratuzumab, if needed and at UCB’s request, for the initial commercial launch of epratuzumab for the treatment of SLE. The manufacturing requirements were limited by our production capacity at that time. UCB will have sole responsibility for all clinical development, regulatory filings and related submissions, as well as all commercialization activities with respect to epratuzumab in all autoimmune indications. As of June 30, 2009 our only remaining obligation was to provide UCB with additional epratuzumab if requested. Subsequent to June 30, 2009, UCB relieved us of our remaining obligation to supply UCB with any further supplies for SLE.

Other Collaborations

On July 24, 2009, we entered into a partnership and cross-licensing agreement with Alexis Biotech Ltd., London, England, to jointly develop targeted vaccines against cancers that include melanoma and chronic lymphocytic leukemia, and infectious diseases, such as AIDS. The development will combine the DNL technology with the proprietary HLA-antibody targeting technology from Alexis Biotech. Under the terms of the agreement there were no payments exchanged between parties. Both companies will share in the development costs and we will have first worldwide commercialization rights to products derived from the partnership. There are no material cash commitments in the short-term as a result of this agreement.

We conduct research on a number of our programs in collaboration with CMMI and its clinical unit, the Garden State Cancer Center. CMMI performs contracted pilot and pre-clinical trials in scientific areas of importance to us and also conducts basic research and pre-clinical evaluations in a number of areas of potential interest to us. Dr. David M. Goldenberg, our Chairman of the Board and Chief Scientific Officer and Chief Medical Officer, is the President and a Trustee of CMMI.

In fiscal year 2009, we received three Phase II Grant Awards, which were based on Phase I Grant Awards that had been received and completed in prior years. The first grant award received in the 2009 fiscal year is in the amount of $802,000 from the National Institute of Health, over a two-year period. The awarded project, entitled “An anti-CD74 MAb-drug conjugate for B-cell malignancies,” is an extension of a Phase I Grant Award for a six-month study for $134,000 that was received by us during the 2008 fiscal year. The awarded grant is to specifically evaluate a fusion protein composed of a mutant ranpirnase (a ribonuclease found in a certain species of frog) and a variant of milatuzumab (hLL1) for anti-tumor efficacy in SCID mice bearing MM or NHL human tumor xenografts with a single-dose or multiple-dose regimen.

A second Phase II Award was awarded by the National Institute of Health in the amount of $964,000 over a two-year period. The awarded project, entitled “MAb-based targeted chemotherapy of lung cancer,” is an expansion of the six-month Phase I study for $115,000 that was awarded to us during the 2008 fiscal year. The goal of the study is to produce a safe and effective MAb-drug bioconjugate for the treatment of non-small-cell lung cancer. The study proposes to link a rapidly internalizing anti EGP-1 MAb, hR27, to a potent topoisomerase 1 inhibitor, SN-38, which is the pharmacologically active form of an anti-cancer drug, CPT-11, or irinotecan.

A third Phase II Award that was received during the 2009 fiscal year is in the amount of $688,000 over a two-year period and is entitled “Dock and Lock: Novel Protein Engineering.” This project is an expansion of the six-month Phase I grant award of $134,000 that was received by us during the 2007 fiscal year. The objective of this SBIR investigation is to evaluate TF2, a trivalent, bispecific antibody made by the DNL method, for its utility as a pretargeting agent for detecting and treating CEA-producing tumors with a diagnostic tool or therapeutic radionuclide. To date, we have demonstrated the feasibility of DNL to manufacture multivalent, multispecific antibodies that are easily purified to homogeneity with high yields, as well as to generate diverse bioactive molecules with improved pharmacological properties.

We also collaborate with numerous other academic and research centers. Our academic collaborators have included such institutions as the Erasme University Hospital, Brussels, Belgium; University of Nijmegen, The Netherlands; Institut national de la sante et de la recherche medicale, or INSERM, Nantes, France; University of Göttingen, Germany; St. Bartholomew’s Hospital, London, England; New York Presbyterian Hospital – Cornell Medical College; University of Ohio Cancer Center; M.D. Anderson Cancer Center; and Roswell Park Cancer Institute. We believe such ongoing research efforts may identify new and improved products and techniques for diagnosing and treating various cancers and infectious diseases.

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

The process of obtaining requisite FDA approval is costly and time consuming even in the best of circumstances. For a new human drug or biological product to be marketed in the United States, current FDA requirements include: (i) the successful conclusion of pre-clinical tests to gain preliminary information on the product’s safety; (ii) the filing with the FDA of an IND to conduct human clinical trials for drugs or biologics; (iii) the successful completion of human clinical investigations to establish the safety and efficacy of the product candidate for its intended indication; and (iv) the filing and then acceptance and approval by the FDA of a New Drug Application, or NDA, for a drug product, or a Biological License Application, or BLA, for a biological product, in either case to allow commercial distribution of the drug or biologic.

Orphan Drug Act

To date, we have successfully obtained Orphan Drug designation by the FDA under the Orphan Drug Act of 1983 for epratuzumab for non-Hodgkin’s lymphoma, yttrium-90 labeled PAM4 for pancreatic cancer, labetuzumab for ovarian, pancreatic and small cell lung cancers, and milatuzumab for multiple myeloma and chronic lymphocytic leukemia. There can be no assurance, however, that our competitors will not receive approval of other different drugs or biologics for treatment of the diseases for which our products and product candidates are targeted.

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

Competition

Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors such as the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies. A number of companies, including Biogen Idec, Genentech, Glaxo SmithKline, Hoffmann-LaRoche, Human Genome Sciences, Seattle Genetics, Trubion Pharmaceuticals, Zymogenetics, Merck Serono, Genmab, Medarex, Amgen Inc., Bristol-Myers Squibb, Bayer Schering Pharma AG, Pfizer, AstraZeneca and Eli Lilly are engaged in the development of therapeutic autoimmune and oncology products. Many of these companies have significantly greater financial, technical and marketing resources than we do. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants. Our ability to compete successfully with other companies in the biopharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

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

We manufacture LeukoScan® for commercial sale at our facility in Morris Plains, New Jersey. The Committee on Proprietary Medicinal Products of the European Commission approved the manufacturing facility and product manufacturing processes for LeukoScan in May 1998. In April 2005, we entered into an agreement with BAG GmbH, Lich, Germany for the final formulation, fill and lyophilization of Leukoscan. We also perform antibody processing and purification of all our therapeutic product candidates at this facility. We have scaled-up our antibody purification and fragmentation manufacturing processes for our diagnostic imaging agents to permit us to produce commercial levels of product. As part of the Nycomed Agreement we are responsible for the manufacture and sale to Nycomed for veltuzumab for a supply level indicated in the Nycomed Agreement at a price as defined in the Nycomed Agreement. As part of the UCB Agreement we were responsible for the manufacture of epratuzumab for the completion of the ongoing clinical trials relating to SLE, and if requested by UCB (and within our production capacity), to manufacture and supply the initial commercial launch of epratuzumab for the treatment of SLE and for certain future clinical trials for another autoimmune disease indication, if necessary. Subsequent to June 30, 2009, UCB relieved us of our obligations to supply UCB with any further supplies for SLE.

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

Employees

As of August 24, 2009, we employed 120 persons on a full-time basis, of whom 23 were in research and development departments, 17 of whom were engaged in clinical research and regulatory affairs, 56 of whom were engaged in operations and manufacturing and quality control, and 22 of whom were engaged in finance, administration, sales and marketing. Of these employees, 50 hold M.D., Ph.D. or other advanced degrees. We believe that while we have been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel continues to be intense and there can be no assurance that we will continue to be able to attract and retain the professionals we will need to grow our business. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employees is excellent.

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

We have incurred significant operating losses since our formation in 1982. As of June 30, 2009, we had an accumulated deficit of approximately $240,000,000, including net income of $2,274,000 for the year ended June 30, 2009 and net loss of $22,909,000 for the year ended June 30, 2008. In July 2008, we entered into an agreement with Nycomed GmbH, or Nycomed, providing Nycomed an exclusive worldwide license to develop, manufacture, and commercialize veltuzumab, our humanized anti-CD20 antibody in the subcutaneous formulation for the treatment of all non-cancer indications. Under the terms of this agreement, we retain the right to develop veltuzumab in the field of oncology. As a result, we will continue to incur significant expenses relating to the development of veltuzumab for oncology indications. In addition, we will continue our ongoing Phase I/II study in immune thrombocytopenic purpura, or ITP. As we have continuing obligations under the Nycomed Agreement, we recorded the $40 million non-refundable payment received from Nycomed as deferred revenue and we are recognizing this amount through December 2009, which is our best estimate of the period of time required for us to fulfill our obligations under the Nycomed Agreement. As of June 30, 2009 accordingly, we recognized $25,460,000 as License Fee Revenues for fiscal year ending June 30, 2009. The remaining balance of $14,540,000 is recorded as Deferred Revenue. We expect to recognize the remaining balance of $14,540,000 as revenue in fiscal 2010.

In May 2006, we entered into an agreement with UCB, S.A., or UCB, granting UCB the exclusive, worldwide license to develop, manufacture, market and sell epratuzumab, our humanized CD22 antibody, for all autoimmune disease indications. As part of this agreement UCB assumed the responsibility for conducting the Phase III SLE clinical trials we had designed and initiated. UCB subsequently decided to terminate these trials and establish new protocols under which new clinical trials for the treatment of SLE would be conducted. As a result of this decision, we are no longer able to determine when these clinical trials will take place or how these decisions would impact the obligation period for our remaining potential manufacturing responsibilities under the terms of the agreement with UCB. Therefore we had ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period could be reasonably determinable. As of June 30, 2009 this deferred revenue on the balance sheet is $31,145,000. Subsequent to June 30, 2009, UCB relieved us of our remaining obligation to supply UCB with any further supplies for SLE. As this was the only obligation remaining for us under the terms of the UCB Agreement, we expect that the deferred revenue under the UCB Agreement as of June 30, 2009, will be recognized as revenue during the three-month period ended September 30, 2009.

The only significant product sales we have earned to date have come from the sales of our diagnostic imaging products. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic products and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. We expect to continue to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or maintain continued profitability, either of which would jeopardize our ability to continue as a going concern.

Negative conditions in the global credit markets may impair the liquidity of our investment in auction rate securities.

Our auction rate securities consist primarily of AAA rated securities and have an estimated fair value of $17.5 million as of June 30, 2009. The continued negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit markets do not improve, auctions for our invested amounts may continue to fail. If an auction continues to fail for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found, such buyer may only be willing to purchase the investments at price below par. Further, rating downgrades of the security issuer or the third-parties insuring such investments may further impact our ability to auction or sell these securities.

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

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•	$40,000,000 from Nycomed in August 2008 to license the rights to develop, manufacture and commercialize veltuzumab for the treatment of all non-cancer indications;

•	$38,000,000 from UCB in May 2006 to license the rights to develop, manufacture and commercialize epratuzumab for the treatment of all autoimmune disease indications;

•	approximately $259,000,000 from the public and private sale of our debt and equity securities through June 30, 2009; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

With the completion of the Nycomed Agreement and the receipt of the initial payments on August 21, 2008 related thereto, we believe we have adequate cash to fund our operations and research and development programs through the next twelve months. However, we are also advancing plans to initiate a Phase III registration trial of veltuzumab in non-Hodgkin’s lymphoma, for which we are considering a number of funding alternatives in the event we decide to begin this trial. We intend to continue expending substantial capital on our research and development programs. We will need to raise additional capital in order to obtain the necessary regulatory approvals and then commercialize our therapeutic product candidates. Our capital requirements are dependent on numerous factors, including:

•	the rate at which we progress our research programs and the number of product candidates we have in pre-clinical and clinical development at any one time;

•	the cost of conducting clinical trials involving patients in the United States, Europe and possibly, elsewhere;

•	our need to establish the manufacturing capabilities necessary to produce the quantities of our product candidates we project we will need;

•	the time and costs involved in obtaining FDA and foreign regulatory approvals;

•	the cost of first obtaining, and then defending, our patent claims and other intellectual property rights;

•	the success of Nycomed and UCB in meeting the clinical development and commercial milestones for veltuzumab and epratuzumab, respectively; and

•	our ability to enter into licensing and other collaborative agreements to help off-set some of these costs.

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

We are dependent upon Nycomed for the final development and commercialization of veltuzumab for the treatment of all non- cancer indications worldwide and upon UCB for the final development and commercialization of epratuzumab for the treatment of autoimmune disease indications worldwide and they may not be successful.

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

Our future success will depend upon our ability to first obtain and then adequately protect our patent and other intellectual property rights, as well as avoiding the infringement of the rights of others.

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

The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Biogen Idec, Genentech, Glaxo SmithKline, Hoffmann-LaRoche, Human Genome Sciences, Seattle Genetics, Trubion Pharmaceuticals, Zymogenetics, Merck Serono, Genmab, Medarex, Amgen Inc., Bristol-Myers Squibb, Bayer Schering Pharma AG, Pfizer, AstraZeneca and Eli Lilly, are engaged in the development of therapeutic autoimmune and oncology products. For example, Human Genome Sciences and their corporate partner, Glaxo SmithKline recently reported that BENLYSTA, their human monoclonal antibody against B-lymphocyte stimulator or BLyS, met the primary endpoint in the first of two pivotal Phase III trials in patients with serologically active SLE. Thus, BENLYSTA is ahead of epratuzumab in its clinical development timeline for the therapy of patients with SLE. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies.

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

We are heavily dependent upon the talents of Dr. Goldenberg, our Chairman of the Board, Chief Scientific Officer and Chief Medical Officer, and Ms. Sullivan, our President and Chief Executive Officer, as well as certain other key personnel. If Dr. Goldenberg, Ms. Sullivan or any of our other key personnel were to unexpectedly leave our Company, our business and results of operations could be materially and adversely affected. In addition, as our business grows we will need to continue to attract additional management and scientific personnel. Competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and we may not be successful in our recruitment efforts. If we are unable to attract, motivate and retain qualified professionals, our operations could be materially and adversely affected.

Certain potential for conflicts of interest, both real and perceived, exist which could result in expensive and time-consuming litigation.

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman, Chief Scientific Officer and Chief Medical Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the fiscal year ended June 30, 2009, we have incurred $292,000 of research expenses for activities conducted by CMMI on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have research collaborations with CMMI. Dr. Goldenberg is also a minority stockholder, director and officer of our majority-owned subsidiary, IBC.

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

If our common stock would not be able to be traded on the OTC Bulletin Board, we would make every effort to have it available for trading on Pink OTC Markets Inc., or the Pink Sheets. The Pink Sheets market consists of security firms who act as market makers in the stocks, usually, of very small companies. The bid and asked prices are not quoted electronically, but are quoted daily in “hard copy” which is delivered to firms that subscribe. Stocks that trade in the Pink Sheets are usually not as liquid as those that trade in electronic markets and, often time, the difference between the bid and the asked prices are substantial. As a result, if our common stock were traded on the Pink Sheets, there would likely be a further negative affect on the liquidity, trading market and price of our common stock even compared to that we might suffer if we were traded on the OTC Bulletin Board.

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

Delisting from the NASDAQ may depress the price of our common stock such that we may become a penny stock. The SEC generally defines a penny stock as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share. “Penny Stock” rules require, among other things, that any broker engaging in a purchase or sale of our securities provide its customers with: (i) a risk disclosure document, (ii) disclosure of market quotations, if any, (iii) disclosure of the compensation of the broker and its salespersons in the transaction and (iv) monthly account statements showing the market values of our securities held in the customer’s accounts.

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

From time to time, stock market analysts publish research reports or otherwise comment upon our business and future prospects. Due to a number of factors, we may fail to meet the expectations of securities analysts or investors and our stock price would likely decline as a result. These factors include:

•

announcements by us, our current collaboration partners, any future alliance partners or our competitors of pre-clinical studies and clinical trial results, regulatory developments, technological innovations or new therapeutic products, product sales, new products or product candidates and product development timelines;

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

At August 25, 2009, we had 75,162,215 shares of common stock outstanding, 6,676,183 additional shares reserved for restricted stock shares and the exercise of outstanding stock options and 4,878,900 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plans.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of June 30, 2009, Dr. Goldenberg, our Chairman, Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 11% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

At August 25, 2009, we had 75,162,215 shares of common stock outstanding, 6,676,183 additional shares reserved for restricted stock shares and the exercise of outstanding stock options and 4,878,900 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plan.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is located at 300 American Road, Morris Plains, New Jersey 07950, where we lease approximately 85,000 square feet of commercial office space. In June 2009, we amended the lease agreement to add an additional 11,000 square feet of commercial office space to lease the entire facility. The lease is for the same lease term, expiring in October 2021. With the facility expansion in June 2009 the base annual rate is at $636,000, which rate is fixed through October 2011 and increases thereafter every five years. Our manufacturing, regulatory, medical, research and development laboratories, and our finance, marketing and executive offices are currently located in this facility. We operate a 7,500 square-foot, commercial-scale manufacturing facility within our Morris Plains headquarters, which consists of four independent antibody manufacturing suites, several support areas, and a quality control laboratory. See Item 1 Business, “Manufacturing.” In addition, our European subsidiary, Immunomedics GmbH, leases executive office space in Darmstadt, Germany.

Item 3.	Legal Proceedings

Former Employee Patent Litigation

In October 2006, the Company’s former employee Dr. Shui-On (“Shawn”) Leung, SinoMab Bioscience Limited, and Skytech Technology Limited (collectively, “the Plaintiffs”), filed suit against the Company in Delaware Chancery Court (SinoMab Bioscience Ltd., et al. v. Immunomedics, Inc., C.A. No. 2471-VCS) seeking among other things a declaration that Dr. Leung was not obligated to assign certain patent applications to the Company, and asserting claims of various business torts against the Company. The Company denied the Plaintiff’s claims, and filed counterclaims for, among other things, breach of Dr. Leung’s agreements with Immunomedics, trade secret misappropriation, and a declaration that Dr. Leung was obligated to assign the patent applications to the Company.

On June 16, 2009, after a trial, the Court ruled that: (1) Dr. Leung is not obligated to assign the patent applications to Immunomedics; (2) the patent applications that Dr. Leung initially filed sought to cover work that Immunomedics was already doing, thereby breaching his non-competition agreement, and (3) that Dr. Leung did not misappropriate Immunomedics trade secrets. The Court awarded Immunomedics the reasonable attorneys’ fees that it expended in getting Dr. Leung to amend his applications so that they did not cover techniques that Immunomedics was already using. The plaintiffs did not pursue their business tort claims in post-trial briefing.

The Company is considering whether to appeal the decision. The Company believes that the outcome of this case will not have a material adverse effect on our financial condition or results of operations.

From time to time we are a party to various claims and litigation arising in the normal course of business. We believe that the outcome of such claims and litigation will not have a material adverse effect on our financial position and results of operations.

Former Investment Advisor/Broker

On April 15, 2009, we initiated arbitration before the Financial Industry Regulatory Authority (“FINRA”) against our former investment advisor/broker (Banc of America Investment Services, Inc. and Banc of America Securities, LLC). In the arbitration, we claim that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning auction-rate securities, inappropriately advising investment in auction-rate securities, and failing to supervise their employees. We seek to rescind our purchase of the initial investment in auction-rate securities, of which $22,300,000 was outstanding as of June 30, 2009. We have also requested consequential damages, punitive damages, and other relief. FINRA is presently in the process of scheduling an arbitration hearing in this matter.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal year 2009.

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

Market Price and Dividend Information

Our common stock is quoted on the NASDAQ Global Market under the symbol “IMMU.” The following table sets forth, for the last two fiscal years, the high and low sales prices for our common stock, as reported by the NASDAQ Global Market:

Fiscal Quarter Ended	High	Low
September 30, 2007	$4.58	$1.92
December 31, 2007	3.54	1.95
March 31, 2008	3.17	2.00
June 30, 2008	3.15	2.12

September 30, 2008	$2.85	$1.45
December 31, 2008	2.04	1.00
March 31, 2009	1.79	0.84
June 30, 2009	2.77	0.90

As of August 25, 2009, the closing sales price of our common stock on the NASDAQ Global Market was $4.24. As of August 25, 2009, there were approximately 592 stockholders of record of our common stock and, according to our estimates, approximately 13,630 beneficial owners of our common stock. We have not paid dividends on our common stock since inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of June 30, 2009.

Plan Category	Number of securities to be issued upon vesting of restricted shares and exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	6,751,433	$6.77	4,888,150
Equity compensation plans not approved by security holders	—	—	—

Total	6,751,433	$6.77	4,888,150

(1)	Includes the Company’s 2002 Stock Option Plan and 2006 Stock Incentive Plan.

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

	6/30/04	6/30/05	6/30/06	6/30/07	6/30/08	6/30/09
Immunomedics	100	35	54	85	44	52
NASDAQ Composite	100	101	107	128	112	72
NASDAQ Pharmaceutical	100	95	104	114	113	111

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

None

Item 6.	Selected Financial Data

The following table sets forth our consolidated financial data as of and for each of the five fiscal years ended June 30, 2009. The selected consolidated financial data as of and for each of the five fiscal years ended June 30, 2009, has been derived from our audited consolidated financial statements. The consolidated financial statements for the years ended June 30, 2009, 2008 and 2007, are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal year ended June 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Statements of Operations
Revenues	$30,021	$3,651	$8,506	$4,353	$3,813
Cost and expenses	27,538	26,689	24,207	28,699	32,315
Litigation settlement	—	—	—	—	1,112
(Loss) Gain on change in fair value of warrants	—	—	—	(270)	939
Impairment charge on marketable securities	(2,350)	(2,950)	—	—	—
Interest income (expenses) and other income – net	1,244	2,192	(1,492)	(4,507)	(599)
Minority interest	—	76	106	90	110
Foreign currency transaction (loss) gain	(3)	121	35	(17)	(4)

Income (loss) before income tax benefit	1,374	(23,599)	(17,053)	(29,050)	(26,944)
Income tax benefit	900	690	397	490	385

Net income (loss)	$2,274	$(22,909)	$(16,656)	$(28,560)	$(26,559)

Net income (loss) per common share – basic	$0.03	$(0.31)	$(0.26)	$(0.52)	$(0.49)

Net income (loss) per common share – diluted	$0.03	$(0.31)	$(0.26)	$(.052)	$(0.49)

Weighted average shares outstanding – basic	75,125	75,093	63,277	55,263	53,684

Weighted average shares outstanding – diluted	76,083	75,093	63,277	55,263	53,684

	As of June 30,
	2009	2008	2007	2006	2005
Balance Sheets
Cash, cash equivalents and marketable securities	$27,391	$26,182	$46,233	$41,827	$15,485
Auction rate securities (1)	17,458	—	—	—	—
Restricted securities	—	—	1,275	2,550	18,126
Total assets	53,281	34,731	60,198	58,242	49,990
Long-term debt (2)	—	—	—	29,525	36,743
Stockholders’ equity (deficit) (3)	$1,977	$(1,363)	$20,330	$(17,428)	$(220)

(1)	Auction rate securities have been reclassified as non-current assets beginning in December 2008.

(2)	All of the remaining 5% Senior Convertible Notes, due May 2008 were converted in shares of common stock during the 2007 fiscal year.

(3)	We have never paid cash dividends on our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Annual Report, and they may also be made a part of this Annual Report by reference to other documents filed with the Securities and Exchange Commission, or SEC, which is known as “incorporation by reference”.

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

Overview

We are a biopharmaceutical company primarily focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled, or “naked,” form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a broad pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes approximately 137 issued patents in the U.S. and more than 300 other issued patents worldwide, protects our product candidates and technologies.

We have continued to transition our focus away from the development and commercialization of diagnostic imaging products in order to accelerate the development of our therapeutic product candidates, although we manufacture and commercialize our LeukoScan® product in territories where regulatory approvals have previously been granted. LeukoScan is indicated for diagnostic imaging for determining the location and extent of infection/inflammation in bone in patients with suspected osteomyelitis, including patients with diabetic foot ulcers.

From inception in 1982 through June 30, 2009 we had an accumulated deficit of approximately $240.0 million with fiscal year 2009 the first year to have reported net income. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature or source of which cannot be predicted), our losses will continue as we continue to conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years.

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

We are amortizing the $40 million payment received as part of the Nycomed Agreement over the expected obligation period, which is currently estimated to end in December 2009. Nycomed is solely responsible for the development, manufacturing and commercialization of veltuzumab, for the subcutaneous formulation, for all non-cancer indications. The Company’s major obligations are to complete the research and development activities as specified in the Nycomed Agreement and to manufacture and supply veltuzumab to Nycomed for the quantity of materials for the period of time specified in the Nycomed Agreement, using reasonable commercial efforts to manufacture the material. The time period specified in the Agreement is establishment by Nycomed of a manufacturing process or a third-party source of supply for veltuzumab within fifteen months of the effective date. Nycomed has selected a third-party source for the manufacture of veltuzumab and we have transferred the necessary technology for the production of veltuzumab to them. The Company currently expects to complete all of its research and development activities, (including the ongoing Phase I/II study in ITP) and its manufacturing and supply obligations by December 31, 2009. If the obligation period estimate should change in the future, whether due to delays or acceleration of Nycomed’s requirements, this may affect the amortization period.

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

Under the terms of the UCB Agreement, UCB is solely responsible for the development, manufacturing and commercialization of epratuzumab for the treatment of all autoimmune indications and for the continuation of ongoing clinical trials in SLE, with Immunomedics responsible for supplying epratuzumab for the completion of clinical trials relating to SLE, the Sjogren’s Phase II Clinical Trial and the SLE Open Label Study as defined in the UCB Agreement. We were also obligated to manufacture and supply epratuzumab, if needed and at UCB’s request, for the initial commercial launch of epratuzumab for the treatment of SLE. The manufacturing requirements were limited by our production capacity at that time. UCB will have sole responsibility for all clinical development, regulatory filings and related submissions, as well as all commercialization activities with respect to epratuzumab in all autoimmune indications. As of June 30, 2009 our only remaining obligation was to provide UCB with additional epratuzumab if requested. Subsequent to June 30, 2009, UCB relieved us of our remaining obligation to supply UCB with any further supplies for SLE. Therefore, we expect to amortize the remainder of the $31.1 million of deferred revenue from UCB as of June, 30, 2009 as revenue in the first quarter of the 2010 fiscal year.

Research and development costs that are reimbursable under collaboration agreements are recognized in accordance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF 99-19. The reimbursement of research and development costs is included as a reduction of research and development expenses. We record these reimbursements as a reduction of research and development expenses as our partner in the collaboration agreement has the financial risks and responsibility for conducting these research and development activities.

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

As of June 30, 2009, we held six auction rate securities with a par value of $22.3 million, and these securities are classified as non-current investments on the consolidated balance sheet. Until February 2008, the auction rate securities market was highly liquid. During the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. These widespread failures have continued to date. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or a buyer is found outside of the auction process of which there is no assurance.

We reviewed ARS for impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. This treatment is appropriate when a loss in an investment is determined to be temporary in nature and a company concludes it does not intend to sell an impaired debt security and it is not more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and results in a charge to earnings for the applicable accounting period. In evaluating the impairment of our ARS, we classified such impairments as an other than temporary impairment. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

In prior years the ARS were classified as current assets, as it was our intention to sell the securities when a secondary market for the ARS developed. However, the offers received for certain ARS are not at terms that are presently acceptable. As we believe we have sufficient cash and cash equivalents at June 30, 2009 for at least the next twelve months, it is not imperative to fund our operations by liquidating the ARS held at unreasonable discounts. Therefore, the ARS are classified as non-current assets in the consolidated balance sheet as of June 30, 2009 and will continue to be classified as such until market conditions improve and a viable market for these securities has developed.

As a result of our assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, we determined that the estimated fair value no longer approximates par value, although we continue to earn interest on the current auction rate security investments at the maximum contractual rate. Accordingly, beginning with the three-month period ended March 31, 2008, we recorded an other than temporary impairment charge of $2.95 million to reduce the value of the ARS to their estimated fair value for the 2008 fiscal year. For the year ended June 30, 2009, we recorded additional other than temporary impairment charges of $2.35 million to reduce the value of the ARS to their estimated fair value. As of June 30, 2009, we estimated the fair value of these ARS to be $17.5 million. We used a discounted cash flow model to determine the estimated fair value of our investment in ARS.

The significant assumptions used in preparing the discounted cash flow model as of June 30, 2009 include (i) estimates for the investment’s contractual bond coupon rates (ranging from 1.31% - 1.81%), (ii) the market yield interest rates (estimated at the U.S. Treasury Seven-Year Bond Rate of 3.19% plus a premium factor of 2.0%) and (iii) the effective maturity period of approximately seven years (which is the period it is estimated that the auctions would resume its normal function). If our estimates regarding the fair value of these securities are inaccurate, a future other-than-temporary impairment charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and, as such, we may be required to record additional losses for impairment if we determine there are further declines in fair value. During the year ended June 30, 2009, we reported $389,000 of amortization of the market value discount of the ARS. No amortization was reported for the 2008 fiscal year.

Foreign Currency Risks

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at the period-end exchange rates, and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity and are included in the determination of comprehensive loss. Transaction gains and losses are included in the determination of net income (loss).

Stock Based Compensation

We currently have an Employee Share Option Plan, or the Plan, which permits the grant of share options and shares to our employees for up to 8 million shares of common stock. A summary of this plan is provided in Note 7 to the consolidated financial statements. We believe that such awards better align the interests of our employees with those of our shareholders. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan).

The fair value of each option granted during the years ended June 30, 2009, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the following table:

	Years ended June 30,
	2009	2008	2007
Expected dividend yield	0%	0%	0%
Expected option term (years)	5.31	5.40	6.25
Expected stock price volatility	92%	93%	93%
Risk-free interest rate	1.92% - 3.71%	2.88% - 5.11%	4.50% - 5.10%

The weighted average fair value at the date of grant for options granted during the years ended June 30, 2009, 2008 and 2007 were $1.88, $2.93 and $2.75 per share, respectively. We used historical data to estimate forfeitures. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

We have 2,220,405 non-vested options and restricted stock outstanding. As of June 30, 2009 and June 30, 2008 there was $4,250,000 and $2,119,000, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.6 years. The weighted average remaining contractual terms of the exercisable shares is 3.95 years and 4.37 years as of June 30, 2009 and June 30, 2008, respectively.

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

Life Insurance Policies

The Company has various life insurance policies on Dr. Goldenberg; which are for the benefit of the Company. When the Company is the beneficiary of the policy, and there are no other contractual arrangements between the Company and Dr. Goldenberg, the Company recognizes the amount that could be realized under the insurance arrangement as an asset in the balance sheet.

Results of Operations

Fiscal Year 2009 compared to Fiscal Year 2008

Revenues for the fiscal year ended June 30, 2009 were $30,021,000 as compared to $3,651,000 for the fiscal year ended June 30, 2008, representing an increase of $26,370,000, or 722%. License fee and other revenue for the 2009 fiscal year was $25,509,000 compared to no license fee and other revenue in the 2008 fiscal year. The 2009 fiscal year included $25,460,000 of amortization of deferred revenue as a result of the Nycomed Agreement executed in August 2008. The 2008 fiscal year did not include any amortization of deferred revenues from the UCB Agreement due to the decision by UCB in February 2007 to stop patient enrollment into the SLE clinical trials, as discussed in our Critical Accounting Policy. Product sales for the year ended June 30, 2009 were $3,539,000, as compared to $3,402,000 for the same period in 2008, representing an increase of $137,000 or 4% due to increased sales of LeukoScan in Europe over the previous year, partially offset by the unfavorable currency impact of the Euro. Research and development revenues for the year ended June 30, 2009 were $973,000 as compared to $249,000 for the same period of 2008, an increase of $724,000 or 291%. This increase was the result of there being three Phase II grant programs in effect for most of fiscal year 2009 as compared to two smaller Phase I grant programs in effect available in the previous year.

Total operating expenses for the fiscal year ended June 30, 2009 were $27,538,000 as compared to $26,689,000 in the fiscal year ended June 30, 2008, representing an increase of $849,000 or 3%. Research and development expenses for the fiscal year ended June 30, 2009 decreased by $724,000, or 3%, to $21,485,000 from $22,209,000 in fiscal year ended June 30, 2008 due primarily to expense reimbursements of $2,534,000 received from Nycomed, partially offset by additional employees and related salaries and employee benefits. Cost of goods sold for fiscal year ended June 30, 2009 decreased by $160,000 or 36% to $284,000 from $444,000 in fiscal year ended June 30, 2008. Gross profit margins were 92% for the 2009 fiscal year compared to 87% for the 2008 fiscal year. The improvement in the gross profit percentage in fiscal 2009 was primarily due to our expensing of work-in-process inventory that failed our quality assurance testing in fiscal 2008.

Sales and marketing expenses for fiscal year 2009 were $811,000 as compared to $780,000 for fiscal year 2008, representing an increase of $30,000 or 4%. The increase in sales and marketing expenses was due to higher salaries and taxes for European employees and increased selling expenses. General and administrative expenses for fiscal year 2009 increased by $1,703,000 or 52% from $3,257,000 in fiscal year 2008 to $4,960,000. This increase is primarily attributed to the termination of certain severance payments and insurance benefits as part of our previous employment agreement with Dr. David M. Goldenberg ($617,000) and the termination of the split dollar insurance life insurance agreement and related liabilities ($1,249,000) which occurred in the previous year, not recurring in the current year. Exclusive of the insurance related items, general and administrative expenses decreased $163,000 or 3% as compared to the prior year.

A charge of $2,350,000 was reported for the year ended June 30, 2009 for an other than temporary impairment charge on marketable securities associated with our investments in auction rate securities as compared to a charge of $2,950,000 reported for the year ended June 30, 2008. See discussion in Note 3 to the consolidated financial statements for more information on our investments in auction rate securities and this other than temporary impairment charge.

Interest and other income for fiscal year 2009 decreased by $1,006,000 from $2,257,000 in fiscal year 2008 to $1,251,000 in fiscal year 2009, primarily due to the sale in the prior year of four executive life insurance contracts which were no longer deemed to be necessary (resulting in $523,000 of other income) and lower levels of investments as well as lower rates of return on investments. This decrease was partially offset by $389,000 for the amortization of the discount for the auction rate securities and $69,000 gain on the settlement of $700,000 of auction rate securities.

For fiscal years 2009 and 2008, we recorded a tax benefit of $1,386,000 and $1,063,000, respectively, as a result of our sale of approximately $17,202,000 and $13,194,000 of New Jersey state net operating losses, respectively. For the 2009 fiscal year, we recorded a Federal income tax provision of $150,000 and our foreign subsidiaries recorded a foreign tax provision of $331,000. For the 2008 fiscal year, we recorded a Federal income tax provision of $26,000 and our foreign subsidiaries recorded a foreign tax provision of $333,000. The tax benefits for 2009 and 2008 fiscal years were also partially offset by New Jersey state income tax provisions of $4,000 and $14,000, respectively.

Net income allocable to common stockholders for fiscal year 2009 is $2,274,000, or $0.03 per share as compared to a net loss of $22,909,000, or $0.31 per share, in fiscal year 2008.

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

Total operating expenses for the fiscal year ended June 30, 2008 were $26,689,000 as compared to $24,208,000 in the fiscal year ended June 30, 2007, representing an increase of $2,481,000 or 10%. Research and development expenses for the fiscal year ended June 30, 2008 increased by $2,368,000, or 12%, to $22,209,000 from $19,841,000 in fiscal year ended June 30, 2007 due primarily to increased headcount and related salaries, employee benefits and higher patent expenses. Cost of goods sold for fiscal year ended June 30, 2008 decreased by $155,000 or 26% to $444,000 from $599,000 in fiscal year ended June 30, 2007. Gross profit margins were 87% for the 2008 fiscal year compared to 80% for the 2007 fiscal year. The improvement in the gross profit percentage in fiscal 2008 was primarily due to improved production yields experienced in 2008 in the manufacturing process of LeukoScan as compared to the fiscal year ended June 30, 2007, partially offset by increased costs associated with higher sales of diagnostic kits in fiscal year ended June 30, 2008.

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

Research and Development Expenses

Research and development expenses for our product candidates in development were $21,485,000 for the fiscal year ended June 30, 2009, $22,209,000 for the fiscal year ended June 30, 2008 and $19,841,000 for the fiscal year ended June 30, 2007. Research and development expenses decreased by $724,000 in 2009 or 3% as compared to 2008. Research and development expenses increased by $2,368,000 in 2008 or 12% as compared to 2007.

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

	Years Ended June 30,
	2009	2008	2007
	(in Thousands)
Research Costs	$6,067	$5,197	$4,936
Product Development Costs	15,418	17,012	14,905

Total	$21,485	$22,209	$19,841

Research Costs

Research costs in total increased by $870,000 or 17% for the year ended June 30, 2009. Research costs in total increased by $261,000 or 5% for the year ended June 30, 2008. The changes in research costs primarily relate to the following:

Personnel costs in 2009 were $2,616,000, an increase of $366,000 or 16% as compared to 2008, a result of increased employee staffing levels. Personnel costs in 2008 were $2,250,000, an increase of $549,000 or 32% as compared to 2007. This increase was a result of an increase to the employee headcount to offset the previous years’ attrition.

The use of outside research services in 2009 were $359,000, an increase of $212,000 or 144% to compared to 2008. This increase resulted from research activities performed for the Company for increased Federal grant program activities and other necessary commercial research support which is not available in our existing facility. Outside services in 2008 were $147,000 or $637,000 lower than 2007, a reduction of 81%. This decrease resulted from the reduction in the level of testing for toxicity studies for compounds in the preclinical stage of product development.

Lab supplies and chemical reagent costs were $579,000 in 2009, an increase of $97,000 or 20% from 2008. This increase was a result of the replenishment of supplies from the previous year arising from the Company’s cost savings efforts during the 2008 fiscal year. Lab supplies and chemical reagent costs were $482,000 in 2008, a decrease of $73,000 or 13% from 2007, resulting from cost control efforts implemented by the Company prior to the Nycomed Agreement in August 2008.

Product Development Costs

Product development costs for the year ended June 30, 2009 in total decreased by $1,594,000 or 9% as compared to 2008. Product development costs for the year ended June 30, 2008 in total increased by $2,107,000 or 14% as compared to 2007. The changes in product development costs primarily relate to the following:

In 2009 the Company benefited from the reimbursement by Nycomed of $2,564,000 of product manufacturing expenses for product development costs incurred for veltuzumab, the result of the Nycomed Agreement completed in August 2008.

Clinical trial expenses in fiscal year 2009 were $911,000, an increase of $793,000 or 672% over 2008. This increase was a result of increased patient enrollment in clinical trials in 2009. Clinical trial expenses in fiscal year 2008 were $118,000, a decrease of $1,085,000 or 90% over 2007. The reduction in these expenses in 2008 was primarily the result of the closure of a number of clinical trials that were either completed or which the Company decided it was no longer going to pursue.

Personnel costs in 2009 were $5,388,000, an increase of $235,000 or 5% as compared to 2008, due primarily to salary increases. This increase resulted from an increase in employee staffing levels over 2008. Personnel costs in 2008 were $5,147,000, an increase of $825,000 or 19% as compared to 2007. This increase was primarily a result of an increase to the employee headcount to offset the previous years’ attrition and to provide for increased product development and quality control efforts.

Patent expenses for 2009 were $2,733,000 a reduction of $65,000 or 2% from 2008. This reduction resulted from an effort to control patent filings and support expenses, including bringing in a number of these services into the Company, partially offset by high professional fees for patent litigation defense. Patent expenses for 2008 were $2,798,000, an increase of $903,000 or 48% over 2007. The increase for 2008 was primarily due to higher professional fees incurred for patent litigation defense.

Lab supplies and chemical reagent costs were $1,781,000 in 2009, a decrease of $150,000 or 8% over 2008. The reduction in 2009 was primarily due to the timing of material purchases. Lab supplies and chemical reagent costs were $1,931,000 in 2008, an increase of $374,000 or 24% over 2007. The increase for 2008 was primarily the result of increased production development efforts over the previous year.

Expenses for outside testing were $536,000 in 2009, a decrease of $685,000 or 56% from 2008. This decrease was primarily from the reduction of the number of tests performed for process validations and product safety in 2009. Expenses for outside testing were $1,221,000 in 2008, an increase of $779,000 or 176% over 2007. This increase was primarily for procedures performed for testing for product safety and validations for manufacturing process.

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

Liquidity and Capital Resources

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of debt and equity securities and revenues from licensing. There can be no assurance that Immunomedics will be able to raise the additional capital it will need on commercially acceptable terms if at all. If the Company were unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected.

Discussion of Cash Flows

Cash flows from operations. Net cash provided by operating activities for the year ended June 30, 2009 was $21.3 million, compared to cash used in operations of $15.7 million for the year ended June 30, 2008. The improvement in the current year’s cash flow from operations is primarily the result from the proceeds of the $40.0 million upfront payment from the completion of the Nycomed Agreement in August 2008.

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

For the 2008 fiscal year, despite the loss from operations of $22.9 million for the year, the net cash used in operations was $7.2 million lower than the loss on operations due to the receipt of $3.3 million for the cash surrender value from the termination of executive life insurance policies in fiscal 2008 and non-cash charges, primarily the $2.95 million impairment charge on marketable securities and $1.6 million of depreciation expense.

For the 2007 fiscal year, the net cash used in operations was $1.3 million higher than the $16.7 million loss on operations. This increase in cash used in operations resulted from the $5.3 million non-cash deferred revenue and the payment of $1.2 million for accrued legal fee, partially offset by non cash charges for interest expense ($3.0 million), depreciation expense ($1.6 million) and deferred compensation, ($0.7 million).

Cash flows from investing. Net cash provided by investing activities for the year ended June 30, 2009 was $60,000 compared to $4.0 million of net cash provided by investing activities for the year ended June 30, 2008. The investing activities for 2008 were a result of $4.1 million in net proceeds of marketable securities. In the current year, proceeds of $700,000 were received from the settlement of certain auction rate securities, partially offset by $640,000 of capital expenditures. In fiscal year 2007 the Company purchased $25.0 million of marketable securities utilizing a portion of the $38.0 million of proceeds received from the UCB Agreement in May 2006.

Cash flows from financing. Net cash used in financing activities for the year ended June 30, 2009 was $144,000, which resulted primarily from the settlement of 204,000 employee stock options by the Company. For the year ended June 30, 2008 the net cash used in financing activities of $1.2 million was for the payment of debt. The cash provided from financing activities in the fiscal year ended June 30, 2007 was primarily due to net proceeds received from the sale of common stock of $22.3 million in May 2007, which more than offset the $1.3 million payment of debt for the year.

At June 30, 2009, we had working capital deficit of $20,205,000, representing a decline of $44,380,000 from $24,175,000 of working capital at June 30, 2008. This decrease in working capital is primarily a result of the reclassification of our ARS to non-current assets at December 31, 2008 due to the existing market conditions and the failure of a market to develop for ARS and the reclassification of $31,145,000 of the UCB Agreement deferred revenue outstanding from long-term to current, as the deferred revenue is expected to be reported as revenue in the first quarter of the 2010 fiscal year. Partially offsetting these classification changes was the receipt of the $40.0 million of upfront payment for the Nycomed Agreement in August 2008, a portion of which ($14.5 million) is included as deferred revenue in current liabilities in the balance sheet and which is expected to be recognized in the 2010 fiscal year. The upfront proceeds from the Nycomed Agreement was utilized to fund the cash used in operations of $18,658,000, (which represents net income excluding the $25.5 million of license fee revenue that was recognized under the Nycomed Agreement).

Our cash and cash equivalents of $27,391,000, represent an increase of $21,259,000 from $6,132,000 at June 30, 2008. The increase was primarily attributable to our receipt of the $40.0 million upfront payment from the Nycomed Agreement, partially offset by our use of cash in operations for the year ended June 30, 2009.

Our auction rate securities consist primarily of AAA rated securities that have an estimated fair value of $17.5 million. Auctions for our invested amounts began failing in February 2008 and have not succeeded since then, and we have been unable to liquidate our auction rate securities at par. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found, such buyer may only be willing to purchase the investments at a price below par. Further, rating downgrades of the security issuer or the third-parties insuring such investments may further impact our ability to auction or sell these securities.

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

With the $27.4 million of unrestricted cash and cash equivalents at June 30, 2009, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. During fiscal 2010, cash expenditures for our current research and development programs will be at a higher level than in fiscal year 2009 due to increased spending for research and development and clinical trial activities, while a number of new clinical studies are supported by the Company and our corporate partners. We are also advancing plans to initiate a Phase III registration trial of veltuzumab in non-Hodgkin’s lymphoma, for which we are considering a number of funding alternatives in the event we decide to begin this trial.

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

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility and employment contracts in effect for our Chairman of the Board, Chief Medical Officer and Chief Scientific Officer and the President/Chief Executive Officer. We have identified and quantified the significant commitments in the following table for the fiscal years ending June 30:

	Payments Due by Period (in thousands)
Contractual Obligation	2010	2011	2012	2013	2014	Thereafter	Total
Operating Lease(1)	$636	$636	$758	$819	$819	$6,685	$10,353
Employment Contracts(2)	$1,492	1,146	150	150	150	—	$3,087

TOTAL	$2,128	$1,782	$908	$969	$969	$6,685	$13,440

(1)	In November 2001, we renewed our operating lease for our Morris Plains, New Jersey facility for an additional term of 20 years expiring in October 2021 at a base annual rate of $545,000, which included an additional 15,000 square feet. In June 2009, we increased our leased space at our Morris Plains, New Jersey facility by 10,700 square feet for a revised total base annual rate of $636,000. Beginning in 2001, the rent was fixed for the first five years and increases every five years thereafter.

(2)	Included are employment contracts with both David M. Goldenberg, our Chief Medical Officer and Chief Scientific Officer, and Cynthia Sullivan, our President/Chief Executive Officer. The four-year employment contract with David M. Goldenberg was entered into effective July 1, 2007. This contract also included a minimum royalty agreement, a percentage of the consideration the Company receives from licensing agreements, sales of intellectual properties and disposition of undeveloped assets, as disclosed in the employment agreement. The amounts included above are only the minimum payments and do not include possible additional incentive compensation included in the employment contract.

On December 17, 2008, Immunomedics, Inc., a Delaware corporation (the “Company”), amended and restated its employment agreements with Ms. Cynthia L. Sullivan, President and Chief Executive Officer of the Company, and Dr. David M. Goldenberg, Chief Scientific Officer, Chief Medical Officer and Chairman of the Board of Directors of the Company, (the Amended Agreements) in order to comply with Section 409A of the Internal Revenue Code of 1986, as amended. The Amended Agreements do not materially affect the scope or amount of benefits they are entitled to receive under their respective agreements. Section 409A changed the income tax treatment of nonqualified deferred compensation and imposed new requirements on both the terms and operation of such compensation. Although Section 409A’s provisions have been in effect since 2005 and employers have been required to operate in good faith since that time, final regulations under Section 409A were not issued until 2007. In order to comply with the final regulations, the Company had to amend the affected nonqualified deferred compensation plans by December 31, 2008 to ensure that they comply with Section 409A and the Section 409A final regulations.

Recently Issued Accounting Pronouncements

Staff Position No. 115-2, FAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). FSP 115-2 provides new guidance on the recognition of an Other Than Temporary Impairment and provides new disclosure requirements. The recognition and presentation provisions apply only to debt securities classified as available for sale and held to maturity. At present the adoption of this pronouncement will not have an impact on our consolidated financial statements as we are not currently able to hold our auction rate securities to maturity.

In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS No. 165). SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events for potential recognition or disclosure in the financial statements and whether that date represents the date the financial statements were issued or were available to be issued. This standard also provides clarification about circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for interim and annual periods beginning with our fiscal year ended June 30, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

During the early part of 2008, securities known as auction rate securities (“ARS”), which historically have had a liquid market and had their interest rates reset periodically (e.g., monthly) through dutch auctions, began to fail. These widespread failures have continued to date. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or a buyer is found outside of the auction process, of which there is no assurance. As of June 30, 2009, the Company has $22.3 million invested in ARS with long-term nominal maturities for which interest rates are reset through a dutch-auction each month. The Company’s investments in ARS all currently have AAA/Aaa credit ratings and interest continues to be paid by the issuers of the securities. The ARS held are all AAA rated collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by insurance companies.

The estimated fair market value at June 30, 2009, of the Company’s ARS with continuing auction failures totaled approximately $17.5 million. The Company estimated the fair value of these auction rate securities using a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2009. The Company reviews for impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. This treatment is appropriate when a loss in an investment is determined to be temporary in nature and the Company has the intent and ability to hold the investment until a recovery in market value takes place. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income (loss) for the applicable accounting period. The Company determined that the entire impairment related to its ARS was other than temporary and recorded an impairment charge in other income (expense) on its consolidated statements of operations.

The table below presents the amounts and related weighted average interest rates by fiscal year of maturity for our investment portfolio in marketable securities as of June 30, 2009:

	Expected Maturity Date
	2010	2011	2012	2013	2014	2015 and thereafter	Total	Fair Value
	(in thousands)
Variable rate	$—	—	—	—	—	$22,300	$22,300	$17,458
Average Interest rate	—	—	—	—	—	1.40%	1.40%

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Immunomedics, Inc.

We have audited the accompanying consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immunomedics, Inc. and subsidiaries at June 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Immunomedics, Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

August 27, 2009

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$27,390,778	$6,132,470
Auction rate securities – current	—	20,050,000
Accounts receivable, net of allowance for doubtful accounts of $133,000 and $192,000 at June 30, 2009 and 2008, respectively	702,021	1,057,974
Inventory	232,920	469,964
Other receivables	1,128,835	169,405
Prepaid expenses	375,934	434,305
Other current assets	396,293	42,630

Total current assets	30,226,781	28,356,748
Property and equipment, net	5,079,354	5,923,170
Auction rate securities – non-current	17,458,349	—
Value of life insurance policies	486,428	420,774
Other long-term assets	30,000	30,000

	$53,280,912	$34,730,692

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$4,746,286	$4,182,236
Deferred revenues – current portion	45,685,385	—

Total current liabilities	50,431,671	4,182,236
Other liabilities	872,700	766,123
Deferred revenues – long term portion	—	31,145,385
Commitments and Contingencies
Stockholders’ equity (deficit):
Preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2009 and June 30, 2008	—	—
Common stock, $.01 par value; authorized 110,000,000 shares; issued and outstanding, 75,137,831 shares and 75,107,164 shares at June 30, 2009 and June 30, 2008, respectively	751,378	751,071
Capital contributed in excess of par	241,077,890	239,891,558
Treasury stock, at cost 34,725 shares at June 30, 2009 and 2008	(458,370)	(458,370)
Accumulated deficit	(239,824,199)	(242,097,892)
Accumulated other comprehensive income	429,842	550,581

Total stockholders’ equity (deficit)	1,976,541	(1,363,052)

	$53,280,912	$34,730,692

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	Years ended June 30,
	2009	2008	2007
Revenues:
Product sales	$3,538,883	$3,402,076	$2,991,069
License fee and other revenues	25,509,000	—	5,380,658
Research and development	972,883	248,619	134,285

Total revenues	30,020,766	3,650,695	8,506,012

Costs and Expenses:
Costs of goods sold	283,612	443,601	599,406
Research and development	21,484,857	22,208,671	19,840,878
Sales and marketing	810,501	780,049	490,331
General and administrative	4,959,507	3,257,162	3,276,901

Total costs and expenses	27,538,477	26,689,483	24,207,516

Operating income (loss)	2,482,289	(23,038,788)	(15,701,504)
Impairment charge on marketable securities	(2,349,894)	(2,950,000)	—
Interest and other income	1,250,537	2,256,553	1,741,394
Interest expense	(6,500)	(64,716)	(3,234,266)
Minority interest	—	76,126	105,874
Foreign currency transaction (loss) gain, net	(3,125)	121,425	35,097

Income (loss) before income tax benefit	1,373,307	(23,599,400)	(17,053,405)
Income tax benefit	900,386	690,326	397,491

Net income (loss)	$2,273,693	$(22,909,074)	$(16,655,914)

Earnings per common share basic
Net income (loss)	$0.03	$(0.31)	$(0.26)

Earnings per common share – diluted
Net income (loss)	$0.03	$(0.31)	$(0.26)

Weighted average shares used to calculate earnings per common share:
Basic	75,125,067	75,092,779	63,277,095

Diluted	76,082,782	75,092,779	63,277,095

Comprehensive income (loss):
Net income (loss)	$2,273,693	$(22,909,074)	$(16,655,914)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(120,739)	127,104	70,763
Unrealized gain on securities available for sale	—	4,680	11,854

Other comprehensive (loss) income	(120,739)	131,784	82,617

Comprehensive income (loss)	$2,152,954	$(22,777,290)	$(16,573,297)

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Capital Contributed in Excess of Par	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, at June 30, 2006	—	—	57,538,031	$575,380	$184,651,409	$(458,370)	$(202,532,904)	$336,180	$(17,428,305)
Exercise of options to purchase common stock	—	—	87,150	871	229,976	—	—	—	230,847
Issuance of common stock pursuant to a private placement, net	—	—	4,848,485	48,485	22,283,703	—	—	—	22,332,188
Stock based compensation	—	—	—	—	353,013	—	—	—	353,013
Warrants exercised	—	—	64,935	649	192,857	—	—	—	193,506
Conversion of 5% notes to common stock	—	—	11,566,800	115,668	28,072,083	—	—	—	28,187,751
Payment of interest expense in common stock	—	—	956,763	9,568	3,025,140	—	—	—	3,034,708
Other comprehensive income	—	—	—	—	—	—	—	82,617	82,617
Net (loss)	—	—	—	—	—	—	(16,655,914)	—	(16,655,914)

Balance, at June 30, 2007	—	—	75,062,164	750,621	238,808,181	(458,370)	(219,188,818)	418,797	20,330,411
Exercise of options to purchase common stock	—	—	45,000	450	83,750				84,200
Stock based compensation	—	—			999,627				999,627
Other comprehensive income	—	—						131,784	131,784
Net (loss)	—	—					(22,909,074)		(22,909,074)

Balance, at June 30, 2008	—	—	75,107,164	751,071	239,891,558	(458,370)	(242,097,892)	550,581	(1,363,052)
Exercise/(settlement) of stock options	—	—	4,000	40	(144,080)				(144,040)
Stock based compensation	—	—	26,667	267	1,330,412				1,330,679
Other comprehensive loss	—	—						(120,739)	(120,739)
Net income	—	—					2,273,693		2,273,693

Balance, at June 30, 2009	—	—	75,137,831	$751,378	$241,077,890	$(458,370)	$(239,824,199)	$429,842	$1,976,541

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$2,273,693	$(22,909,074)	$(16,655,914)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,483,800	1,558,546	1,617,528
Receipt of proceeds from Nycomed Agreement	40,000,000	—	—
Amortization of deferred revenue	(25,460,000)	—	(5,334,615)
Sales of life insurance policies	—	3,320,218	—
Impairment charge on marketable securities	2,349,894	2,950,000	—
Amortization of discounts of auction rate securities	(389,069)	—	—
Gain on redemption of auction rate securities	(69,174)	—	—
Minority interest	—	(76,126)	(105,874)
(Credit) provision for allowance for doubtful accounts	(58,751)	82,790	(8,068)
Amortization of premiums of marketable securities	—	—	15,759
Amortization of debt issuance costs and debt discount	—	—	348,554
Non-cash expense for issuance of stock options and restricted stock shares	1,330,679	999,627	353,013
Payment of interest expense with common stock	—	—	3,034,708
Other	(120,739)	131,784	70,763
Changes in operating assets and liabilities:
Accounts receivable	414,704	(432,552)	(201,532)
Inventories	237,044	(162,055)	233,121
Other receivables	(959,430)	(31,932)	(106,979)
Prepaid Expenses	58,371	15,404	(46,059)
Other current assets	(353,663)	86,210	39,752
Other long-term assets	—	1,264	1,477
Accounts payable and accrued expenses	564,050	572,750	(835,540)
Other liabilities	106,577	106,577	110,284
Value of life insurance policies	(65,654)	(122,454)	(1,157,111)
Deferred compensation	—	(1,826,885)	710,068

Net cash provided by (used in) operating activities	21,342,332	(15,735,908)	(17,916,665)

Cash flows from investing activities:
Purchase of marketable and restricted securities	—	(334,000,000)	(228,985,200)
Proceeds from maturities and redemptions of marketable securities	700,000	338,145,320	204,060,000
Additions to property and equipment	(639,984)	(174,031)	(429,153)

Net cash provided by (used in) from investing activities	60,016	3,971,289	(25,354,353)

Cash flows from financing activities:
Proceed from issuance of common stock, net of transaction costs	—	—	22,332,188
Payments of debt	—	(1,275,200)	(1,275,200)
Exercise/(settlement) of stock options and stock warrants, net	(144,040)	84,200	424,353

Net cash (used in) provided by financing activities	(144,040)	(1,191,000)	21,481,341

Increase (decrease) in cash and cash equivalents	21,258,308	(12,955,619)	(21,789,677)
Cash and cash equivalents at beginning of period	6,132,470	19,088,089	40,877,766

Cash and cash equivalents at end of period	$27,390,778	$6,132,470	$19,088,089

Supplemental information for the statement of cash flows:
Cash paid for interest	$6,500	$64,716	$103,545
Cash paid for income taxes	$391,200	$189,743	$212,624

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Overview

Immunomedics, Inc., a Delaware corporation (“Immunomedics” or the “Company”) is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. The Company has continued to transition its focus away from the development and commercialization of diagnostic imaging products in order to accelerate the development of its therapeutic product candidates, although the Company manufactures and commercializes its LeukoScan® product in territories where regulatory approvals have previously been granted, in Europe, Canada and in certain other markets outside the U.S. LeukoScan is indicated for diagnostic imaging for determining the location and extent of infection/inflammation in bone in patients with suspected osteomyelitis, including patients with diabetic foot ulcers. The Company has two foreign subsidiaries, Immunomedics B.V. in the Netherlands and Immunomedics GmbH in Darmstadt, Germany, to assist the Company in managing sales efforts and coordinating clinical trials in Europe. In addition, included in the accompanying financial statements is the majority-owned U.S. subsidiary, IBC Pharmaceuticals, Inc. (“IBC”), which has been working since 1999 on the development of novel cancer radiotherapeutics using patented pre-targeting technologies with proprietary, bispecific antibodies.

Immunomedics is subject to significant risks and uncertainties, including, without limitation, our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that the Company may be unable to successfully finance and secure regulatory approval of and market its drug candidates; its dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under its collaborative agreements; uncertainties about the Company’s ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; its ability to protect its proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally.

As of June 30, 2009, the Company had cash and cash equivalents totaling $27,391,000. As a result of entering into the July 11, 2008 License and Collaboration Agreement, (the “Nycomed Agreement”) with Nycomed GmbH (“Nycomed”) (see Note 11) along with the receipt of the initial payments related thereto, the Company has sufficient funds to continue its operations and its research and development programs for at least the next twelve months. Cash expenditures in fiscal year 2010 are expected to be at a higher level than in fiscal year 2009 due to increased spending for current research and development activities and clinical trials for the therapeutic product candidates. The Company is also advancing plans to initiate a Phase III registration trial of veltuzumab in non-Hodgkin’s lymphoma, for which its considering a number of funding alternatives in the event the Company decides to begin this trial. Research and development activities are expected to continue to expand over time and the Company does not believe it will have adequate cash to complete its research and development compounds in its development pipeline in line with its corporate strategy. Immunomedics is considering various financing alternatives to fund these projects as market conditions permit, potentially through debt or equity financings and through collaborative marketing and distribution agreements. The Company continues to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of its proprietary technologies.

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of debt and equity securities and revenues from licensing. There can be no assurance that Immunomedics will be able to raise the additional capital it will need on commercially acceptable terms if at all. If the Company were unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected.

2.	Summary of Significant Accounting Policies

Reclassification

Certain prior year balances have been reclassified to conform to the 2009 presentation.

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

Foreign Currencies

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity in the Consolidated Balance Sheets and are included in the determination of comprehensive income (loss) in the Consolidated Statements of Stockholders’ (Deficit) Equity. Transaction gains and losses are included in the determination of net income in the Consolidated Statements of Operations. As of June 30, 2009 and 2008, the cumulative unrealized foreign currency translation gain included in other comprehensive income was approximately $430,000 and $551,000, respectively.

Accounts Receivable

Credit is extended to customers based upon an evaluation of the customer’s financial condition. Accounts receivable are recorded at net realizable value.

Allowance for Doubtful Accounts

The accounts receivable reserve methodology is based on historical analysis and a review of outstanding balances. The impact on the operating profit (loss) for a one percentage point change in the allowance for doubtful accounts is $1,000.

Concentration of Credit Risk

As of June 30, 2009, the Company has $22.3 million of principal invested in auction rate securities (“ARS”), which represents interests in student loans and student loan revenue bonds. These securities have long-term nominal maturities for which interest rates are reset through a dutch-auction each month and these auctions had historically provided a liquid market for these securities. These ARS have had multiple failed auctions since February 2008. There have been no successful auctions subsequent to February 2008 for any of the ARS held by the Company. The estimated fair market value of these ARS at June 30, 2009, is approximately $17.5 million, which has been classified as non-current assets on the consolidated balance sheet. See the discussion below on “Estimated Fair Value of Financial Instruments” for a discussion of valuation assumptions utilized by the Company to estimate the fair value of its ARS.

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

	Level 1	Level 2	Level 3	Total
Money Market Funds	$22,233	$—	$—	$22,233
Auction Rate Securities	—	—	17,458	17,458

Total	$22,223	$—	$17,458	$39,691

The money market funds noted above are included in cash and cash equivalents in the consolidated balance sheets. The Company estimated the fair value of its auction rate securities using a discounted cash flow model as of June 30, 2009. See Note 3 for a description of the assumptions and methods used to estimate the fair value of the ARS.

The following is a reconciliation of the beginning and ending balances of the financial assets categorized as Level 3 in the table above (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction Rate Securities
Beginning balance at June 30, 2008	$20,050
Total gains or (losses) (realized or unrealized):
Included in earnings	(1,892)
Included in other comprehensive income	—
Settlements	(700)
Transfers in and/or out of Level 3	—

Ending balance at June 30, 2009	$17,458

Change in unrealized gain relating to assets still held at the reporting date	$—

The amount of total gains or (losses) for the year ended June 30, 2009 included in earnings attributable to other than temporary losses relating to assets still held at the reporting date	$(2,350)

Reimbursement of Expenses

Research and development costs that are reimbursable under collaboration agreements are recognized in accordance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”). The reimbursement of research and development costs is included as a reduction of research and development expenses. The Company records these reimbursements as a reduction of research and development expenses as the Company’s partner in the collaboration agreement has the financial risks and responsibility for conducting these research and development activities.

Inventory

Inventory, which consists of the finished product LeukoScan, is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. An inventory reserve is recorded for finished product that is not deemed to be saleable, if necessary. At June 30, 2009 and 2008, the Company did not record an inventory reserve as all inventories were deemed to be saleable.

Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives (5-10 years) of the respective assets. Leasehold improvements are capitalized and amortized over the lesser of the initial life of the lease or the estimated useful life of the asset. Immunomedics reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. Immunomedics assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows. To date the Company has not taken any impairment charges on property and equipment.

Revenue Recognition

The Company accounts for revenue arrangements that include multiple deliverables in accordance with Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Arrangements “EITF 00-21”. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying the guidance, revenue arrangements with multiple deliverables can only be considered as separate units of accounting if: a) the delivered item has value to the customer on a standalone basis, b) there is objective and reliable evidence of the fair value of the undelivered items and c) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition. The Company has concluded that the License and Collaboration Agreement dated July 11, 2008, or the Nycomed Agreement, with Nycomed GmbH, and the Development, Collaboration and License Agreement dated May 9, 2006 with UCB, S.A., or the UCB Agreement, should be accounted for as a single unit of accounting.

The Company is amortizing the $40 million payment received as part of the Nycomed Agreement over the expected obligation period, which is currently estimated to end in December 2009. If the obligation period estimate should change in the future, whether due to delays or acceleration of the Nycomed’s requirements, this may affect the amortization period.

The Company also concluded that the $38 million payment received from UCB should be amortized over the expected obligation period of the UCB Agreement, which was initially estimated to end in November 2009. However, as previously disclosed, during the 2007 fiscal year, UCB decided to stop further new patient enrollment into the Systemic Lupus Erythematosus, or SLE, clinical trials designed and initiated by us. UCB ultimately decided to establish new protocols under which new clinical trials for the treatment of SLE would be conducted and subsequently terminated the then existing SLE clinical trials that had been designed and initiated by Immunomedics.

As a result of the UCB decision to terminate the two Phase III SLE trials, initiated by Immunomedics, the Company was no longer able to determine how these decisions would impact the obligation period for its remaining potential manufacturing responsibilities under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, Immunomedics ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period was reasonably determinable.

Under the terms of the UCB Agreement, UCB is solely responsible for the development, manufacturing and commercialization of epratuzumab for the treatment of all autoimmune indications and for the continuation of ongoing clinical trials in SLE, with Immunomedics responsible for supplying epratuzumab for the completion of clinical trials relating to SLE, the Sjogren’s Phase II Clinical Trial and the SLE Open Label Study as defined in the UCB Agreement. Immunomedics was also obligated to manufacture and supply epratuzumab, if needed and at UCB’s request, for the initial commercial launch of epratuzumab for the treatment of SLE. The manufacturing requirements were limited by the Company’s production capacity at that time. UCB will have sole responsibility for all clinical development, regulatory filings and related submissions, as well as all commercialization activities with respect to epratuzumab in all autoimmune indications. As of June 30, 2009 Immunomedics only remaining obligation was to provide UCB with additional epratuzumab if requested. Subsequent to June 30, 2009, UCB relieved Immunomedics of its remaining obligation to supply UCB with any further supplies for SLE. Therefore, as the Company’s last obligation under the agreement was legally terminated, the Company expects to amortize the remainder of the $38 million upfront payment received from UCB ($31.1 million as of June, 30, 2009) as revenue in the first quarter of the 2010 fiscal year.

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

Income taxes were provided for profitable foreign jurisdictions at the applicable effective tax rate during the 2009, 2008 and 2007 fiscal years of $331,000, $333,000 and $104,000, respectively.

Benefits received resulting from the sale of the Company’s State of New Jersey net operating losses (“NOL”) are recognized as a tax benefit when the NOL is approved for sale by the State of New Jersey. During the 2009, 2008 and 2007 fiscal years, the Company sold and received benefits of approximately $1,386,000, $1,062,000 and $647,000, respectively, as a result of the State of New Jersey NOL program.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of July 1, 2007, as required, and determined that the adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations. The Company does not have an accrual for uncertain tax positions as of June 30, 2009 or 2008. The U.S. Federal statute of limitation remains open for the fiscal years 2005 onward. State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return.

Net Income (Loss) Per Share Allocable to Common Stockholders

Basic and diluted net income (loss) per share are computed in accordance with Financial Accounting Standards Board (“FASB”) SFAS No. 128, Earnings Per Share. Basic net income (loss) per share is based upon the number of weighted average number of shares of common stock and vested shares outstanding. Diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock during the years ended June 30, 2009, 2008 and 2007, are calculated under the treasury stock method. Potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), net unrealized gains (losses) on securities available for sale and foreign currency translation adjustments and is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan (the “Plan”) permits the grant of options and shares to its employees for up to 8 million shares of common stock. A summary of this plan is provided in Note 7. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan).

The fair value of each option granted during the years ended June 30, 2009, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the following table:

	Years ended June 30,
	2009	2008	2007
Expected dividend yield	0%	0%	0%
Expected option term (years)	5.31	5.40	6.25
Expected stock price volatility	92%	93%	93%
Risk-free interest rate	1.92% - 3.71%	2.88% - 5.11%	4.50% - 5.10%

The weighted average fair value at the date of grant for options granted during the years ended June 30, 2009, 2008 and 2007 were $1.88, $2.93 and $2.75 per share, respectively. The Company uses historical data to estimate forfeitures. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company has 2,220,405 non-vested options and restricted stock shares outstanding. As of June 30, 2009 and 2008 there was $4,250,000 and $2,119,000, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.6 years. The weighted average of remaining contractual terms of the exercisable shares is 3.95 years and 4.37 years as of June 30, 2009 and 2008, respectively.

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

Recently Issued Accounting Pronouncements

Staff Position No. 115-2, FAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). FSP 115-2 provides new guidance on the recognition of an Other Than Temporary Impairment and provides new disclosure requirements. The recognition and presentation provisions apply only to debt securities classified as available for sale and held to maturity. At present, the adoption of this pronouncement will not have an impact on the Company’s consolidated financial statements as it is not currently able to hold its auction rate securities to maturity.

In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS No. 165). SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events for potential recognition or disclosure in the financial statements and whether that date represents the date the financial statements were issued or were available to be issued. This standard also provides clarification about circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for interim and annual periods beginning with the Company’s fiscal year ended June 30, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3.	Auction Rate Securities

Immunomedics utilizes SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income (loss). Immunomedics considers all of its auction rate securities to be available-for-sale at June 30, 2009 and 2008 as shown below (in thousands):

	Adjusted Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
June 30, 2009
Auction Rate Securities	$17,458	$—	$—	$17,458

	$17,458	$—	$—	$17,458

June 30, 2008
Auction Rate Securities	$20,050	$—	$—	$20,050

	$20,050	$—	$—	$20,050

ARS are debt instruments that represent investments in pools of assets. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. ARS have long-term scheduled maturities, ranging from 2032 to 2046, but have interest rates that were typically reset at pre-determined intervals, (every 28 days for the securities purchased by the Company), at which time the securities would typically be purchased or sold, creating a liquid market. When there was an active market for such investments, the reset rate for each instrument is an opportunity to accept the rates that reset or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. As discussed below, the auctions failed during fiscal 2008.

The ARS held are primarily AAA rated collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by insurance companies. To date, the Company has collected all interest payable on all of the ARS when due and expects to continue to do so in the future.

During fiscal 2008 and 2009, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. As of June 30, 2009, the Company held six auction rate securities with a par value of $22.3 million. The continued uncertainties in the credit markets have affected the Company’s holdings in ARS investments as the auctions for these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process, of which there is no assurance.

In prior periods the ARS were classified as current assets, as it was the Company’s intention to sell the securities when a secondary market for the ARS developed. However, the Company’s financial position has improved and the offers received for certain ARS are not at terms that are presently acceptable to the Company. As the Company believes it has sufficient cash and cash equivalents at June 30, 2009 for at least the next twelve months, it is not imperative to fund the Company’s operations by liquidating the ARS held at unreasonable discounts. Therefore, the ARS are classified as non-current assets in the consolidated balance sheet as of June 30, 2009 and will continue to be classified as such until market conditions improve and a viable market for these securities has developed.

As a result of the Company’s assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, the Company determined that the estimated fair value no longer approximates par value, although the Company continues to earn interest on the current auction rate security investments at the maximum contractual rate. Accordingly, during the years ended June 30, 2009 and 2008, the Company recorded an other than temporary impairment charge of $2.35 million and $2.95 million, respectively, to reduce the value of the ARS to their estimated fair value. During the year ended June 30, 2009, the Company settled $0.7 million of ARS at par value, resulting in gains of $69,000, which were recorded as other income in the consolidated statement of operations. During the fiscal year ended June 30, 2008 the Company settled $6.0 million of ARS at par value resulting in no gain (loss). The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS of $18.0 million as of June 30, 2009.

The significant assumptions used in preparing the discounted cash flow model as of June 30, 2009 include (i) estimates for the investment’s contractual bond coupon rates (ranging from 1.31% - 1.81%), (ii) the market yield interest rates (estimated at the U.S. Treasury Seven-Year Bond Rate of 3.19% plus a premium factor of 2.0%) and (iii) the effective maturity period of approximately seven years (which is the period it is estimated that the auctions would resume its normal function). If the Company’s estimates regarding the fair value of these securities are inaccurate, a future other-than-temporary impairment charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and, as such, the Company may be required to record additional losses for impairment if the Company determines there are further declines in fair value. During the year ended June 30, 2009, the Company reported $389,000 of amortization of the market value discount of the ARS. No amortization of market value discount was reported for the 2008 fiscal year.

4.	Inventory

Inventory consisted of the following at June 30 (in thousands):

	2009	2008
Finished goods	$233	$470

5.	Property and Equipment

Property and equipment consisted of the following at June 30 (in thousands):

	2009	2008
Machinery and equipment	$6,548	$6,188
Leasehold improvements	17,497	17,484
Furniture and fixtures	816	814
Computer equipment	1,715	1,450

	26,576	25,936
Accumulated depreciation and amortization	(21,497)	(20,013)

	$5,079	$5,923

Depreciation expense	$1,484	$1,559

6.	Other Balance Sheet Details

Accounts payable and accrued expenses consisted of the following at June 30 (in thousands):

	2009	2008
Trade accounts payable	$1,182	$598
Clinical trial accruals	1,181	1,649
Executive bonus	485	636
Income taxes payable	559	506
Deferred grant revenue	437	—
Miscellaneous other current liabilities	902	793

	$4,746	$4,182

7.	Stockholders’ Equity

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

During the year ended June 30, 2007, the Company issued 956,763 shares of common stock to the holders of the Company’s 5% Senior Convertible Notes in payment of $3,035,000 of interest expense.

During June 2009, the Company settled 204,000 employee stock options at the market price per share at the time of the settlement, for a total settlement value of $151,000. These settlements were from employees who were exercising their stock options which were available under the 2002 Employee Share Option Plan. Included in the employee group that net settlement of their options were the Chairman of the Board and the Chief Executive Officer of the Company who elected to settle options and receive cash payments (net of taxes), in lieu of shares of the Company’s common stock upon the exercise of their options to purchase 150,000 and 15,000 shares of common stock, respectively. These transactions resulted in net cash payments to the Chairman of the Board and to the Chief Executive Officer of $74,000 and $7,400, respectively.

Stockholders Rights Plan

In February 2002, the Company’s Board of Directors declared a dividend of one new right per share pursuant to the 2002 Stockholder Rights Plan (the “2002 Rights Plan”) adopted by the Board of Directors. The 2002 Rights Plan involved the distribution of one “Right” as a dividend on each outstanding share of the Company’s common stock to each holder of record on March 15, 2002. The 2002 Rights Plan provides that if a third party acquires more than 15% of the Company’s common stock without prior approval of the Board of Directors, all of the stockholders of the Company (other than the acquiring party) will be entitled to buy either shares of a special series of our Preferred Shares, or shares of the Company’s common stock with a market value equal to double the Exercise Price for each Right they hold. Under these circumstances, the Board of Directors may instead allow each such Right (other than those held by the acquiring party) to be exchanged for one share of the Company’s common stock. The exercise or exchange of these Rights would have a substantial dilutive effect on the acquiring party. The Company’s Board of Directors retains the right at all times to discontinue the 2002 Rights Plan through redemption of all rights or amend the 2002 Rights Plan in any respect. The Rights will expire on March 1, 2012 (unless extended or unless the Rights are earlier redeemed by the Company as described in the 2002 Rights Plan). No shareholder has exercised this right as of June 30, 2009.

Stock Incentive Plans

The Immunomedics, Inc. 2006 Stock Incentive Plan (“2006 Stock Incentive Plan”) was created with the intention to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive to remain with the organization. Under the plan there are 12,000,000 shares of common stock authorized for issuance, which was comprised of 6,736,625 shares of common stock previously available under the 2002 Employee Share Option Plan (the “2002 Plan”) and an additional 5,263,375 shares of common stock.

The 2006 Stock Incentive Plan is divided into three separate equity incentive programs. These incentive programs consist of:

•	Discretionary Grant Program under which eligible persons may be granted options to purchase shares of common stock or stock appreciation rights tied to the value of the common stock;

•

Stock Issuance Program under which eligible persons may be issued shares of common stock pursuant to restricted stock awards, restricted stock shares, performance shares or other stock-based awards which vest upon completion of a designated service period or the attainment of pre-established performance milestones, or such shares of common stock may be a fully-vested bonus for services rendered; and

•	Automatic Grant Program under which eligible non-employee Board members will automatically receive grants at designated intervals over their period of continued Board service.

The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan). At June 30, 2009, 4,888,150 stock options were still available for future grant and shares of common stock were reserved for possible future issuance upon exercise of stock options both currently outstanding and which may be issued in the future.

Each of the Company’s outside Directors who had been a Director prior to July 1st of each year is granted, at the annual shareholder meeting of each year, an option to purchase shares of the Company’s common stock at fair market value on the grant date, the number of options to be issued is at the discretion of the Company’s Board of Directors. For fiscal years 2009, 2008 and 2007 stock options to purchase 75,000 (including 25,000 of restricted stock), 95,000 (including 26,667 of restricted stock) and 100,000 shares of common stock, respectively, were granted to these Directors. When an outside Director is elected to the Board of Directors, they are awarded options for 10,000 shares of the Company’s common stock.

Information concerning options for the years ended June 30, 2009, 2008 and 2007 is summarized as follows:

	Number of Shares			Weighted Average Price
	2009	2008	2007	2009	2008	2007
Options outstanding, beginning of year	5,535,933	5,272,300	5,254,200	$7.55	$7.82	$7.92
Options granted	1,444,000	437,833	341,500	$2.54	$3.88	$3.64
Options exercised	(4,000)	(45,000)	(87,150)	$1.75	$1.87	$2.65
Options cancelled or forfeited	(559,500)	(129,200)	(236,250)	$3.62	$8.03	$5.92

Options outstanding, end of year	6,416,433	5,535,933	5,272,300	$6.77	$7.55	$7.82

The aggregate intrinsic value of the outstanding and exercisable stock options as of June 30, 2009 is $520,000 and $460,000, respectively. The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at June 30, 2009, for those options for which the quoted market price was in excess of the exercise price. The total intrinsic value of options exercised during the 2009, 2008 and 2007 fiscal years was $152,000, $27,000 and $174,000, respectively.

The following table summarizes information concerning options outstanding under the Plans at June 30, 2009:

Range of exercise price	Number outstanding at June 30, 2009	Weighted average exercise price	Weighted average remaining term (yrs.)	Number exercisable at June 30, 2009	Weighted average exercise price
$1.59 - 3.00	2,682,933	$2.40	6.49	1,085,215	$2.16
3.01 - 5.00	1,074,000	4.40	4.45	793,813	4.41
5.01 - 8.00	1,352,000	6.51	4.12	1,344,500	6.51
8.01-18.00	716,500	15.86	1.23	716,500	15.86
$18.01-24.56	591,000	20.47	1.97	591,000	20.47

	6,416,433	$6.77	4.65	4,531,028	$8.40

As of June 30, 2009, there were 335,000 restricted stock outstanding which are not included in the stock option tables above. During the 2009 fiscal year, 25,000 shares of restricted stock were granted to outside directors at a per share price of $1.59 per share at time of grant, which become vested within one year of grant. Also during the 2009 fiscal year, 310,000 shares of restricted stock were granted to employees at an average purchase price of $2.56 per share at time of grant, which becomes vested over a four-year period.

A summary of the Company’s non-vested restricted stock at June 30, 2009, and changes during the year ended June 30, 2009 is presented below:

Non-Vested Restricted Stock	Number of Awards
Non-vested at July 1, 2008	26,667
Granted	335,000
Vested/Exercised	(26,667)
Forfeited	—

Non-vested at June 30, 2009	335,000

8.	Earnings Per Share

Per share data is based on the weighted average outstanding number of shares of the Company’s common stock during the relevant period. Basic earnings per share is calculated using the weighted average number of outstanding shares of common stock. Diluted earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options and restricted stock whether or not currently exercisable. Diluted earnings per share for all the periods presented does not include securities if their effect was antidilutive (in thousands, except per share amounts).

	2009	2008	2007
Net income (loss)	$2,274	$(22,909)	$(16,656)

Basic earnings per share:
Weighted average basic common shares outstanding	75,125	75,093	63,277
Basic earnings per share	$0.03	$(0.31)	$(0.26)

Diluted earnings per share:
Weighted average basic common shares outstanding	75,125	75,093	63,277
Dilutive effect of restricted stock	335	—	—
Dilutive effect of stock options outstanding	623	—	—

Weighted average diluted common shares outstanding	76,083	75,093	63,277

Diluted earnings per share	$0.03	$(0.31)	$(0.26)

Stock options excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	5,794	5,636	5,872
Restricted stock excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	26	—

9.	Income Taxes

The (benefit) provision for income taxes is as follows (in thousands):

	Year Ended June 30,
	2009	2008	2007
Federal
Current	$150	$26	100
Deferred	—	—	—

Total Federal	150	26	100
State
Current	(1,381)	(1,049)	(601)
Deferred	—	—	—

Total State	(1,381)	(1,049)	(601)
Foreign
Current	331	333	104
Deferred	—	—	—

Total Foreign	331	333	104

Total (Benefit)	$(900)	$(690)	$(397)

A reconciliation of the statutory tax rates and the effective tax rates for each of the years ended June 30 is as follows:

	2009	2008	2007
Statutory rate	34.0%	(34.0%)	(34.0%)
State income taxes (net of Federal tax benefit)	(56.7%)	(1.7%)	(10.7%)
Foreign income tax	2.4%	0.1%	(2.8%)
Change in valuation allowance	(292.9%)	21.0%	50.0%
NOL expiration	223.8%	6.8%	8.5%
R&D tax credit expiration	32.3%	—	—
Other	(8.5%)	4.9%	(13.3%)

	(65.6%)	(2.9%)	(2.3%)

Immunomedics applies SFAS No. 109, Accounting for Income Taxes, to account for income taxes. For fiscal years 2009, 2008 and 2007, the Company recorded a state tax benefit of $1,386,000, $1,062,000, and $647,000, respectively, as a result of its sale of approximately $17,202,000, $13,194,000 and $8,031,000, of New Jersey state net operating losses, respectively.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets as of June 30, 2009 and 2008 are presented below (in thousands):

	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$64,930	$70,854
Research and development credits	10,160	11,329
Property and equipment	3,547	3,281
Deferred revenue	12,439	12,439
Other	7,848	5,094

Total	98,974	102,997
Valuation allowance	(98,974)	(102,997)

Net deferred taxes	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for fiscal years 2009 and 2008 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company continues to incur losses. The differences between book income and tax income primarily relate to the recognition of income resulting from the UCB Agreement (see Note 11) and depreciation.

At June 30, 2009, the Company has available net operating loss carry forwards for federal income tax reporting purposes of approximately $180.0 million and for state income tax reporting purposes of approximately $62.0 million, which expire at various dates between fiscal 2010 and 2029. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. As a result of certain financing arrangements, the Company may have experienced such ownership changes. Accordingly, the Company’s net operating loss carry forwards available to offset future federal taxable income arising before such ownership changes may be limited. Similarly, the Company may be restricted in using its research credit carry forwards arising before such ownership changes to offset future federal income tax expense. Of the deferred tax asset valuation allowance related to the net operating loss carry forwards, approximately $23.0 million relates to a tax deduction for non-qualified stock options. The net operating loss carry forwards for Federal income tax reporting purposes referred to above excludes certain losses from the Company’s operations in The Netherlands and Germany, which may also be limited.

During the fiscal year ended June 30, 2008, the Company adopted FIN 48 which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by the Company did not have a material impact on the Company’s financial condition or results of operation and resulted in no cumulative effect of accounting change being recorded as of July 1, 2007. The Company does not have any net liabilities recorded related to unrecognized tax benefits at June 30, 2009 and 2008. The Company does not have any gross liabilities as of June 30, 2009. The gross liabilities noted from the previous year related to research and development tax credits. The Company’s income tax return was adjusted to agree with the results of the Internal Revenue Service recently completed audit for the 2007 fiscal year. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)
Balance at July 1, 2008	$2,500
(Reductions) related to current or prior year tax positions	(2,500)

Balance at June 30, 2009	$—

The Company has not taken any tax benefits related to this liability due to the recognition of a tax valuation allowance on its balance sheet. The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any future periods in which the Company must record a liability. The Company is no longer subject to federal, state, or foreign income tax assessments for years prior to 2007.

10.	Related Party Transactions

Certain of the Company’s affiliates, including members of its senior management and Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Company’s Chairman, Chief Medical Officer and Chief Scientific Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, who is the wife of Dr. David M. Goldenberg, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology (“CMMI”) and IBC Pharmaceuticals, Inc.

Dr. David M. Goldenberg

Dr. David M. Goldenberg was an original founder of Immunomedics in 1982 and continues to play a critical role in its business. He currently serves as Chairman of the Board of Directors, Chief Medical Officer and Chief Scientific Officer, and is married to our President and Chief Executive Officer, Cynthia L. Sullivan. Dr. Goldenberg is a party to a number of agreements with the Company involving not only his services, but intellectual property owned by him. In addition, Dr. Goldenberg performs services for The Center for Molecular Medicine and Immunology, a not-for-profit specialized cancer research center.

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

Employment Agreement.

On December 17, 2008, the Company entered into the Second Amended and Restated Employment Agreement (effective beginning July 1, 2007 with the previous employment agreement) with Dr. Goldenberg for his service to the Company as the Chief Scientific Officer and Chief Medical Officer (the “Goldenberg Agreement”), which terminates June 30, 2011. This agreement covers aspects of his compensation as well as duties and responsibilities of his employment at Immunomedics. Dr. Goldenberg’s annual base salary is a minimum of $500,000, which shall be reviewed annually for appropriate increases by the Board of Directors of the Company. Dr. Goldenberg will also be eligible to participate in any Company’s incentive compensation plan in place for its senior level executives and will be eligible to receive an annual discretionary bonus based upon certain performance standards to be determined by the Compensation Committee. Dr. Goldenberg’s annual bonus target is 30% of his annual base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. Dr. Goldenberg will also be eligible to receive equity compensation awards under the Company’s 2006 Stock Incentive Plan, at the discretion of the Compensation Committee.

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

The Goldenberg Agreement requires that the Company make minimum payments of $150,000 to Dr. Goldenberg during each of the fiscal years, payable in equal quarterly payments, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. In the event the Company completes a disposition of the Company’s undeveloped assets for which Dr. Goldenberg was an Inventor, the Company will pay Dr. Goldenberg a sum equal to at least twenty percent or more of the consideration the Company receives from each disposition. The Company’s obligation to compensate Dr. Goldenberg upon dispositions of undeveloped assets applies to all dispositions completed within the contract term or within three years thereafter.

In accordance with the terms of the Goldenberg Agreement, due to the Company’s results for the year ended June 30, 2009, additional compensation of $441,000 was earned by Dr. Goldenberg as of June 30, 2009, of which a payment of $300,000 had been made during the 2009 fiscal year, a result of the incentive compensation for transactional payment for the completion of the Nycomed Agreement. For the 2008 and 2007 fiscal years the minimum payments received by Dr. Goldenberg under the previous employment agreements were $150,000 and $100,000, respectively.

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

Life Insurance. Previously, the David M Goldenberg Insurance Trust, (a trust created by Dr. Goldenberg), was the beneficiary to a $10.0 million life insurance policy. The policy provided funds, which could have been used to assist Dr. Goldenberg’s estate in settling estate tax obligations and thus potentially reducing the number of shares of the Common Stock the estate may be required to sell over a short period of time to raise funds to satisfy such tax obligations. During what was estimated to be a 15-year period, the Company was obligated to pay $143,000 per year towards premiums in addition to amounts required to be paid by the David M. Goldenberg Insurance Trust. The Company had an interest in this policy equal to the lesser of the cumulative amount of premium payments made by it under the policy. In January 2008, the Company received $2,694,200 from the David M Goldenberg Insurance Trust for the cumulative premiums previously paid by the Company, with the remainder of the cash surrender value ($180,800) paid to the David M. Goldenberg Insurance Trust.

Upon surrender of the insurance policy on December 26, 2007, the Company eliminated the deferred compensation liability previously recorded by the Company for the present value of the future benefits expected to be provided to the Chairman in exchange for the Chairman’s service to his termination date (approximately $1,249,000). In addition, the Company and Dr. Goldenberg agreed that Dr. Goldenberg will be reimbursed approximately $274,000 for personal income taxes related to the split-dollar life insurance agreement during the period the policy was in effect, of which $85,000 was payable to Dr. Goldenberg as of June 30, 2009. These items were reported as a reduction to general and administrative expense. With the termination of the split-dollar agreement and the Company’s entrance into Amendment No. 1 to the Goldenberg Agreement dated January 31, 2008, the Company is no longer obligated to maintain any life insurance policies to which Dr. David M. Goldenberg is the beneficiary. The Company currently maintains $21.0 million of life insurance policies on Dr. Goldenberg for the benefit of the Company.

Under the terms of the Goldenberg Agreement, effective July 1, 2007, the Company was to continue to pay the premium cost of life insurance policies on the life of Dr. Goldenberg in effect under the previous employment agreement. On September 7, 2007, Dr. Goldenberg and the Company entered into agreements to terminate certain severance payments and assign certain insurance benefits included as part of Dr. Goldenberg’s previous employment agreement. The termination of this arrangement reduced the Company’s deferred compensation accrual and net loss by approximately $617,000 in the 2008 fiscal year.

Cynthia L. Sullivan

On December 31, 2006, the Company and Cynthia L. Sullivan entered into an Amended and Restated Employment Agreement pertaining to Ms. Sullivan’s service as the Company’s President and Chief Executive Officer. On December 17, 2008, the Company and Ms. Sullivan entered into the Second Amended and Restated Employment Agreement (the “Sullivan Agreement”) in order to comply with Section 409A of the Internal Revenue Code, which changed the income tax treatment of nonqualified deferred compensation and imposed new requirements on both the terms and operation of such compensation.

The Sullivan Agreement, which initial term expired on December 30, 2008, automatically extends for successive one-year periods unless either the Company or Ms. Sullivan provides a written notice at least 180 days preceding the date of any such extension. Ms. Sullivan’s annual base salary under the Sullivan Agreement is $532,000, and will be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee of the Board. Ms. Sullivan will also be eligible to participate in the Company’s incentive compensation plan in place for its senior level executives. In addition, Ms. Sullivan will be eligible to receive an annual discretionary bonus determined by the Compensation Committee of the Board based upon certain performance standards to be determined by the Compensation Committee. Ms. Sullivan’s annual bonus target is 30% of her annual base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. Ms. Sullivan will also be eligible to receive equity compensation awards under the Company’s 2006 Stock Incentive Plan, or any such successor equity compensation plan as may be in place from time to time.

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

Relationships with The Center for Molecular Medicine and Immunology

The Company’s product development has involved, to varying degrees, CMMI, for the performance of certain basic research and patient evaluations, the results of which are made available to the Company pursuant to a collaborative research and license agreement. CMMI, which is funded primarily by grants from the National Cancer Institute (NCI), is located in Belleville, New Jersey. Dr. Goldenberg is the founder, current President and a member of the Board of Trustees of CMMI. Dr. Goldenberg’s employment agreement permits him to devote such time as is necessary to fulfill his duties to the CMMI and IBC Pharmaceuticals, Inc, provided that such duties do not materially interfere with his ability to perform any of his obligations under the Goldenberg Agreement. Certain of the Company’s consultants have employment relationships with CMMI, and Dr. Hans Hansen, the Company’s emeritus executive officer, is an adjunct member of CMMI. Despite these relationships, the Company believes CMMI is independent of Immunomedics, and CMMI’s management and fiscal operations are the responsibility of CMMI’s Board of Trustees.

The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amount of approximately $292,000, $105,000 and $110,000 during the years ended June 30, 2009, 2008 and 2007, respectively. In fiscal years ended June 30, 2009, 2008 and 2007 the Company incurred $29,000, $95,000 and $67,000, respectively, of legal expenses for patent related matters for patents licensed to Immunomedics from CMMI. The Company may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

IBC Pharmaceuticals

IBC Pharmaceuticals, Inc. (“IBC”) is a majority owned subsidiary of Immunomedics, Inc.

As of June 30, 2009, the shares of IBC Pharmaceuticals, Inc. were held as follows:

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

In each of the fiscal years 2009, 2008 and 2007, Dr. Goldenberg received $55,000 in compensation for his services to IBC. At June 30, 2009, Dr. Goldenberg was a director of IBC, while Cynthia L. Sullivan, Gerard G. Gorman and Phyllis Parker served as the President, Treasurer and Secretary, respectively, of IBC.

11.	License Agreements

Nycomed GmbH

On July 11, 2008, the Company entered into a License and Collaboration Agreement (the “Nycomed Agreement”) with Nycomed GmbH (“Nycomed”) providing Nycomed a worldwide license to develop, manufacture and commercialize veltuzumab, the Company’s humanized anti-CD20 antibody in the subcutaneous formulation, for the treatment of all non-cancer indications. The Company retains the rights to develop, manufacture and commercialize veltuzumab in the field of oncology.

Under the terms of the Nycomed Agreement, Immunomedics received a non-refundable initial cash payment of $40 million on August 21, 2008. Immunomedics could also receive potential cash milestone payments of up to $580 million. These milestone payments are dependent upon completion of certain clinical, regulatory and sales-based milestones, each as set forth in the Nycomed Agreement. The Company will also receive an escalating double digit royalty based on annual net sales by Nycomed, its affiliates or sublicenses under the Nycomed Agreement during the royalty term. No clinical milestones or royalty payments were earned or received through June 30, 2009. There can be no assurance that these clinical, regulatory or sales achievements will be met and therefore there can be no assurance that the Company will receive such future payments. In addition, the Company will continue its ongoing Phase I/II study in Immune Thrombocytopenic Purpura (“ITP”) and Nycomed will reimburse Immunomedics for all direct expenses incurred in connection with this study. The Nycomed Agreement also provides the Company with an option to co-promote veltuzumab for the treatment of ITP in the United States.

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

The Company determined that all elements under the collaboration should be accounted for as a single unit of accounting under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In accordance with SAB No. 104 (Topic 13, Revenue Recognition), deferral of revenue is appropriate regarding nonrefundable, upfront fees received in single unit of accounting arrangements. As the Company has continuing obligations under the Nycomed Agreement, the Company recorded the $40 million non-refundable payment as deferred revenue and the Company is recognizing this amount through December 31, 2009, which is the Company’s best estimate of the period of time required for the Company to fulfill its obligations under the Nycomed Agreement. Accordingly, the Company recognized $25,460,000 as License Fee Revenues for the year ended June 30, 2009. The remaining balance of $14,540,000 is recorded as Deferred Revenue in the accompanying consolidated balance sheet.

Nycomed is solely responsible for the development, manufacturing and commercialization of veltuzumab, for the subcutaneous formulation, for all non-cancer indications. The Company’s major obligations are to complete the research and development activities as specified in the Nycomed Agreement and to manufacture and supply veltuzumab to Nycomed for the quantity of materials for the period of time specified in the Nycomed Agreement, using reasonable commercial efforts to manufacture the material. The time period specified in the Nycomed Agreement is establishment by Nycomed of a manufacturing process for veltuzumab or a third-party source of supply for veltuzumab within fifteen months of the effective date. Nycomed has selected a third-party source for the manufacture of veltuzumab and Immunomedics has transferred the necessary technology for the production of veltuzumab to them. The Company currently expects to complete all of its research and development activities, (including the ongoing Phase I/II study in ITP) and its manufacturing and supply obligations by December 31, 2009.

For the year ended June 30, 2009, the Company manufactured materials for Nycomed for which it will be reimbursed $2,534,000, as outlined in the Nycomed Agreement. In addition, Immunomedics is to complete the research and development activities indicated in the Nycomed Agreement, for which the Company will be reimbursed for all direct costs by Nycomed, of which $450,000 has been incurred for the year ended June 30, 2009. As of June 30, 2009, $863,000 is outstanding from Nycomed for these reimbursable expenses. Nycomed will have sole responsibility for all clinical development, regulatory filings and related submissions, as well as all commercialization activities with respect to veltuzumab.

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

The Company determined that all elements under the collaboration and co-promotion agreement should be accounted for as a single unit of accounting under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverable. In accordance with SAB No. 104 (Topic 13, Revenue Recognition), deferral of revenue is appropriate regarding nonrefundable, upfront fees received in single unit of accounting arrangements. As the Company has continuing obligations under the UCB Agreement, the Company recorded the $38 million non-refundable payment as deferred revenue and was amortizing the $38 million payment received over the expected obligation period, which was initially estimated to end November 2009.

During the 2007 fiscal year, UCB decided to stop further new patient enrollment into the Systemic Lupus Erythematosus, or SLE, clinical trials designed and initiated by the Company. UCB and its experts in the field of SLE believed that the clinical trial protocols designed and initiated by Immunomedics prior to the UCB Agreement should be revised, including potential changes to patient enrollment criteria as such changes may result in more rapid patient enrollment. During the 2008 fiscal year, UCB established new protocols under which new clinical trials for the treatment of SLE would be conducted. UCB subsequently terminated the then existing SLE clinical trials that had been designed and initiated by Immunomedics. UCB initiated a Phase IIb dose ranging study in patients with SLE during the 2008 fiscal year, the results of which were announced on August 27, 2009, see (Note 15). The size and scope of the Phase III trials will be determined in part based on the results obtained from the Phase IIb study.

As a result of the UCB decision to terminate the two Phase III SLE trials initiated by Immunomedics, the Company was no longer able to determine how these decisions will impact its obligation period under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, the Company ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period would be reasonably determinable.

The Company did not recognize any License Fee Revenues under this agreement for the 2009 or the 2008 fiscal years, as compared to $5,335,000 which was recognized for the 2007 fiscal year.

In addition to the upfront payment, the Company is entitled to receive regulatory milestone payments, which could aggregate to a maximum of up to $145 million in cash payments and $20 million in equity investments. These milestone payments are dependent upon specific achievements in the regulatory approval process under the UCB Agreement. The Company will also receive product royalties based upon a percentage of aggregate annual net sales under the UCB Agreement during the product royalty term, which percentage is subject to reduction under certain circumstances. In addition, the Company will be entitled to receive sales bonuses of up to $135 million upon annual net sales reaching certain target levels. No clinical milestones or royalty payments were earned or received through June 30, 2009. There can be no assurance that these regulatory or sales achievements will be met and therefore there can be no assurance that the Company will receive such future payments.

Under the terms of the UCB Agreement, UCB is solely responsible for the development, manufacturing and commercialization of epratuzumab for the treatment of all autoimmune indications and for the continuation of ongoing clinical trials in SLE, with Immunomedics responsible for supplying epratuzumab for the completion of clinical trials relating to SLE, the Sjogren’s Phase II Clinical Trial and the SLE Open Label Study as defined in the UCB Agreement. Immunomedics was also obligated to manufacture and supply epratuzumab, if needed and at UCB’s request, for the initial commercial launch of epratuzumab for the treatment of SLE. The manufacturing requirements were limited by its production capacity at that time. UCB will have sole responsibility for all clinical development, regulatory filings and related submissions, as well as all commercialization activities with respect to epratuzumab in all autoimmune indications. As of June 30, 2009 Immunomedics only remaining obligation was to provide UCB with additional epratuzumab if requested. Subsequent to June 30, 2009, UCB relieved the Company of its remaining obligation to supply UCB with any further supplies for SLE (see Note 15).

12.	Commitments and Contingencies

Employment Contracts

On December 17, 2008, the Second Amended and Restated Employment Agreement with Dr. Goldenberg was signed for the period through June 30, 2011 (see Note 10). As part of this agreement a $150,000 annual minimum payment beginning in fiscal year 2008 is required to be paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments. For the 2009 fiscal year, under the terms of the agreement Dr. Goldenberg earned $441,000, (which was above the $150,000 minimum amount) of which $300,000 was paid during the 2009 fiscal year. For the 2008 fiscal year, the Company paid Dr. Goldenberg the minimum required payment of $150,000. Under the terms of the previous employment agreement the Company paid Dr. Goldenberg the minimum required payment of $100,000.

On December 17, 2008, the Company and Cynthia L. Sullivan entered into the Second Amended and Restated Employment Agreement pertaining to Ms. Sullivan’s service as the Company’s President and Chief Executive Officer (see Note 10).

Operating Lease

Immunomedics is obligated under an operating lease for facilities used for research and development, manufacturing and office space. In November 2001, the Company renewed for an additional term of 20 years expiring in October 2021 at a base annual rate of $545,000, which is fixed for the first five years and increases thereafter every five years. The renewal includes an additional 15,000 square feet of space. In June 2009, the Company increased the leased space at the facility by 10,700 square feet for a revised total base annual rate of $636,000. Rental expense related to this lease was approximately $663,000 for each of the 2009, 2008 and 2007 fiscal years.

Including the extension of the facility lease as described above, the minimum lease commitments for facilities are as follows for fiscal years (in thousands):

2010	$636
2011	$636
2012	$758
2013	$819
2014	$819
Thereafter	$6,685

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

Former Employee Patent Litigation

In October 2006, the Company’s former employee Dr. Shui-On (“Shawn”) Leung, SinoMab Bioscience Limited, and Skytech Technology Limited (collectively, “the Plaintiffs”), filed suit against the Company in Delaware Chancery Court (SinoMab Bioscience Ltd., et al. v. Immunomedics, Inc., C.A. No. 2471-VCS) seeking among other things a declaration that Dr. Leung was not obligated to assign certain patent applications to the Company, and asserting claims of various business torts against the Company. The Company denied the Plaintiff’s claims, and filed counterclaims for, among other things, breach of Dr. Leung’s agreements with Immunomedics, trade secret misappropriation, and a declaration that Dr. Leung was obligated to assign the patent applications to the Company.

On June 16, 2009, after a trial, the Court ruled that: (1) Dr. Leung is not obligated to assign the patent applications to Immunomedics; (2) the patent applications that Dr. Leung initially filed sought to cover work that Immunomedics was already doing, thereby breaching his non-competition agreement, and (3) that Dr. Leung did not misappropriate Immunomedics trade secrets. The Court awarded Immunomedics the reasonable attorneys’ fees that it expended in getting Dr. Leung to amend his applications so that they did not cover techniques that Immunomedics was already using. The Plaintiffs did not pursue their business tort claims in post-trial briefing.

The Company is considering whether to appeal the decision. The Company believes that the outcome of this case will not have a material adverse effect on our financial condition or results of operations.

Former Investment Advisor/Broker

On April 15, 2009, the Company initiated arbitration before the Financial Industry Regulatory Authority (“FINRA”) against its former investment advisor/broker (Banc of America Investment Services, Inc. and Banc of America Securities, LLC). In the arbitration, the Company claims that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning auction-rate securities, inappropriately advising investment in auction-rate securities, and failing to supervise their employees. The Company is seeking to rescind the purchase of the initial investment in auction-rate securities, of which $22,300,000 is outstanding as of June 30, 2009. The Company has also requested consequential damages, punitive damages, and other relief. FINRA is presently in the process of scheduling an arbitration hearing in this matter.

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the years ended (in thousands):

	June 30, 2009
	United States	Europe	Total
Total assets	$49,302	$3,979	$53,281
Property and equipment, net	5,077	2	5,079
Revenues	26,527	3,494	30,021
Income before tax benefit	496	877	1,373

	June 30, 2008
	United States	Europe	Total
Total assets	$31,759	$2,972	$34,731
Property and equipment, net	5,920	3	5,923
Revenues	355	3,296	3,651
Income (loss) before tax benefit	(24,511)	912	(23,599)

	June 30, 2007
	United States	Europe	Total
Total assets	$58,009	$2,189	$60,198
Property and equipment, net	7,307	1	7,308
Revenues	5,658	2,848	8,506
Income (loss) before tax benefit	(17,694)	641	(17,053)

14.	Defined Contribution Plans

U.S. employees are eligible to participate in the Company’s 401(k) plan, while employees in international locations are eligible to participate in other defined contribution plans. Aggregate Company contributions to its benefit plans totaled approximately $83,000, $46,000 and $34,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

15.	Subsequent Events

On August 4, 2009, Immunomedics received a letter dated July 30, 2009 from UCB stating that UCB has relieved the Company of its remaining obligation under the UCB Agreement, to supply UCB with additional epratuzumab if requested. In its July 30, 2009 letter, UCB acknowledged that UCB would not require Immunomedics to manufacture any further supplies for SLE to UCB under the terms of the UCB Agreement. As this was the only obligation remaining for Immunomedics under the terms of the UCB Agreement, the Company expects that the deferred revenue under the UCB Agreement as of June 30, 2009 ($31,145,000), will be recognized as revenue during the three-month period ended September 30, 2009.

On August 27, 2009, UCB reported positive results of its Phase IIb clinical study of epratuzumab for treatment of patients with SLE. The data demonstrated clinically meaningful effect with the treatment advantage of epratuzumab over placebo reaching 24.9% at week twelve. A total of 227 patients were enrolled in this study, with 30% of the patients having moderate disease activity and 70% of the patients having severe disease activity in multiple organ systems.

Subsequent events have been evaluated through August 27, 2009, the date in which the financial statements were issued.

16.	Quarterly Results of Operations (Unaudited)

	Three Months Ended
	June 30 2009 (2)	March 31 2009 (2)	Dec. 31 2008 (2)	Sept. 30 2008	June 30 2008 (2)	March 31 2008 (2)	Dec. 31 2007	Sept. 30 2007
	(In thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Revenues	$8,297	$8,309	$8,513	$4,902	$964	$905	$1,001	$781
Gross profit (1)	882	735	696	942	856	766	781	555
Net income (loss)	855	758	2,892	(2,231)	(6,946)	(8,156)	(3,204)	(4,603)
Net income (loss) per common share allocable to common stockholders – basic	$0.01	$0.01	$0.04	$(0.03)	$(0.10)	$(0.11)	$(0.04)	$(0.06)
Net income (loss) per common share allocable to common stockholders – fully diluted	$0.01	$0.01	$0.04	$(0.03)	$(0.10)	$(0.11)	$(0.04)	$(0.06)
Weighted average number of common shares outstanding – basic	75,138	75,138	75,117	75,108	75,107	75,107	75,095	75,062
Weighted average number of common shares outstanding – fully diluted	76,096	75,313	75,117	75,108	75,107	75,107	75,095	75,062

(1)	Gross profit is calculated as product sales less cost of goods sold.

(2)	Includes impairment charges on auction rates securities held by the Company of $1,700, $324, $327, $750 and $2,200 for the three-month periods ended June 30, 2009, March 31, 2009, December 31, 2008, June 30, 2008 and March 31, 2008, respectively.

Immunomedics, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Reserves

For the Years Ended June 30, 2009, 2008 and 2007

Allowance for Doubtful Accounts

Year ended:	Balance at Beginning of Period	Changes to Reserve	Credits to Expense	Other Charges	Balance at End of Period
June 30, 2007	$(117,290)	$8,068		$—	$(109,222)
June 30, 2008	$(109,222)	$(82,790)	$—	—	$(192,012)
June 30, 2009	$(192,012)	$58,751	$—	—	$(133,261)

Reserve for Inventory Obsolescence

Year ended:	Balance at Beginning of Period	Changes to Reserve	Charges to Expense	Other Charges	Balance at End of Period
June 30, 2007	$(66,500)	$66,500	$—	$—	$—
June 30, 2008	$—	$—	$—	$—	$—
June 30, 2009	$—	$—	$—	$—	$—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management has concluded we maintained effective internal control over financial reporting as of June 30, 2009.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of Immunomedics’ internal control over financial reporting.

Changes in internal controls: Such evaluation did not identify any changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Immunomedics, Inc.

We have audited Immunomedics Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Immunomedics Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Immunomedics Inc.’s maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2009 and 2008 and the related consolidated statements of operations and comprehensive income (loss), shareholder’s equity (deficit) and cash flows for each of the three years in the period ended June 30, 2009 of Immunomedics, Inc. and our report dated August 27, 2009 expressed an unqualified opinion.

/s/ Ernst & Young LLP

MetroPark, New Jersey

August 27, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information about our executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Compensation of Executive Officers” contained in our definitive proxy statement for our 2009 annual meeting of stockholders scheduled to be held on December 2, 2009, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Nominees For Directors” contained in our definitive proxy statement for our 2009 annual meeting of stockholders scheduled to be held on December 2, 2009, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this annual report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2009 annual meeting of stockholders scheduled to be held on December 2, 2009, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Business Conduct, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Our Corporate Governance” contained in our definitive proxy statement related to our 2009 annual meeting of stockholders scheduled to be held on December 2, 2009, which we intend to file within 120 days of the end of our fiscal year.

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

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Compensation for Executive Officers”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2009 annual meeting of stockholders scheduled to be held on December 2, 2009, which we intend to file within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Ownership of Our Common Stock,” “Compensation for Executive Officers” and “Director Compensation”, contained in our definitive proxy statement for our 2009 annual meeting of stockholders scheduled to be held on December 2, 2009, which we intend to file within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Transactions” and “Our Corporate Governance,” “Compensation for Executive Officers,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2009 annual meeting of stockholders scheduled to be held on December 2, 2009, which we intend to file within 120 days of the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Independent Registered Public Accounting Firm” contained in our definitive proxy statement for our 2009 annual meeting of stockholders scheduled to be held on December 2, 2009, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Consolidated Financial Statements:

Consolidated Balance Sheets – June 30, 2009 and 2008

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2009, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended June 30, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm – Ernst & Young LLP

2.	Financial Statement Schedules: Schedule II – Valuation and Qualifying Reserves

3.	List of Exhibits

Exhibit No.	Description

3.1(a)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on July 6, 1982. (b)

3.1(b)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on April 4, 1983. (b)

3.1(c)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on December 14, 1984. (b)

3.1(d)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on March 19, 1986. (b)

3.1(e)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 17, 1986. (b)

3.1(f)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 21, 1990. (c)

3.1(g)	Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 12, 1992. (e)

3.1(h)	Certification of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 7, 1996. (g)

3.1(i)	Amended Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of Immunomedics, Inc. (i)

3.1(j)	Certificate of Designation of Series G Junior Participating Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on March 15, 2002. (n)

3.1(k)	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of the State of Delaware on August 25, 2005. (p)

3.2	Second Amended and Restated By-Laws of the Company. (r)

4.1	Specimen Certificate for Common Stock. (n)

4.2	Rights Agreement, dated as of March 4, 2002, between the Company and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate. (m)

10.1#	Immunomedics, Inc. 2002 Stock Option Plan, as amended. (n)

10.2	Amendment, dated March 11, 1995, to the Amended and Restated License Agreement among the Company, CMMI, and David M. Goldenberg, dated December 11, 1990. (f)

10.3	License Agreement, dated as of January 21, 1997, between the Company and Center for Molecular Medicine and Immunology, Inc. (h)

10.4	License Agreement, dated March 5, 1999, by and between the Company and IBC Pharmaceuticals. (j)

10.5	Development and License Agreement, dated December 17, 2000, between the Company and Amgen, Inc., as amended on April 1, 2001 (Confidentiality treatment has been granted for certain portions of the Agreement). (k)

10.6	Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc., dated May, 1983. (a)

10.7	Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (d)

10.8	Contract for Services dated effective as of January 1, 2002 between the Company and Logosys Logistik GmbH. (l)

10.9	Contribution and Assignment Agreement, dated as of June 30, 2002, between IBC Pharmaceuticals, LLC and IBC Pharmaceuticals, Inc. (n)

10.10†	Development, Collaboration and License Agreement between UCB, S.A. and Immunomedics, Inc. dated May 9, 2006. (s)

10.11	Form of Subscription Agreement by and among the Company and the Purchasers dated May 1, 2007. (o)

10.12	Form of Placement Agent Agreement by and between the Company and Lazard Capital Markets LLC dated May 1, 2007. (o)

10.13	Immunomedics, Inc. 2006 Stock Incentive Plan (q)

10.14	Amendment 2007-1 to the Immunomedics, Inc. 2006 Stock Incentive Plan (q)

10.15	Form of Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (t)

10.16	Form of Change of Control Addendum to the Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (t)

10.17	Form of Notice of Grant of Stock Option under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (t)

10.18	Form of RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (t)

10.19	Form of Change of Control Addendum to RSU Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (t)

10.20	Form of Initial Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (t)

10.21	Form of Annual Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (t)

10.22	First Addendum, dated May 5, 1993, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (t)

10.23	Second Addendum, dated March 29, 1995, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (t)

10.24	Letter Amendment, dated October 5, 1998, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (t)

10.25	Fourth Amendment Expansion/Extension Agreement dated August 15, 2001, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (t)

10.26	Termination Agreement of the Split-Dollar Insurance Agreement dated September 7, 2007 between Immunomedics, Inc. and Eva J. Goldenberg, Deborah S. Goldenberg, Denis C. Goldenberg and Neil A. Goldenberg, the Trustees of the David M. and Hildegard Goldenberg Irrevocable Insurance Trust dated January 21, 1992. (t)

10.27	Termination Agreement of the Executive Supplemental Benefits Agreement dated September 7, 2007 between Immunomedics, Inc. and David M. Goldenberg. (t)

10.28	Termination of Split-Dollar Agreement relating to that certain Split-Dollar Insurance Agreement dated September 19, 1994 by and between Immunomedics, Inc and the David M. Goldenberg Insurance Trust, dated December 26, 2007. (u)

10.29	Amendment No. 1 to Amended and Restated Employment Agreement by and between the Company and David M. Goldenberg, dated January 31, 2008. (v)

10.30	Loan Agreement with Bank of America, N.A. providing for a $9.0 million line of credit, dated June 6, 2008. (w)

10.31†	License and Collaboration Agreement with Immunomedics, Inc and Nycomed GmbH, dated July 11, 2008. (w)

10.32	Letter Agreement, effective as of August 28, 2008, by and between Immunomedics, Inc. and Bank of America, N.A. (x)

10.33#	Second Amended and Restated Employment Agreement, dated December 17, 2008, between Immunomedics, Inc. and Dr. David M. Goldenberg. (y)

10.34#	Second Amended and Restated Employment Agreement, dated December 17, 2008, between Immunomedics, Inc. and Cynthia L. Sullivan. (y)

10.35#	Amended and Restated Change of Control and Severance Agreement, dated December 17, 2008, between Immunomedics, Inc. and Mr. Gerard G. Gorman. (y)

10.36*	Fifth Amendment Expansion Agreement dated June 18, 2009 of the Lease with WU/LH 300 American L.L.C. as successor-in-interest to Baker Properties Limited Partnership.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-1 effective October 6, 1983 (Commission File No. 2-84940).

(b)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990.

(c)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1990.

(d)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 effective January 30, 1992 (Commission File No. 33-44750).

(e)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

(f)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(g)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

(h)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.

(i)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated December 15, 1998.

(j)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated March 23, 1999.

(k)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q (as amended) for the fiscal quarter ended March 31, 2001.

(l)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(m)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated March 8, 2002.

(n)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(o)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, as filed with the Commission on May 2, 2007.

(p)	Incorporated by reference from exhibits to the Company’s Annual Report of Form 10-K for the fiscal year ended June 30, 2005.

(q)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-8 (Commission File Number 333-143420) filed May 31, 2007.

(r)	Incorporated by reference from the Exhibits to the Company’s Current Reports on Form 8-K as filed with the Commission on August 27, 2007.

(s)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006

(t)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

(u)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, as filed with the Commission on December 26, 2007.

(v)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, as filed with the Commission on February 6, 2008.

(w)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

(x)	Incorporated by reference from the Company’s current report on Form 8-K, as filed with the Commission on August 29, 2008.

(y)	Incorporated by reference from Exhibits to the Company’s current report on Form 8-K, as filed with the Commission on December 22, 2008.

*	Filed herewith

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

Date: August 27, 2009	By:	/s/ CYNTHIA L. SULLIVAN
Cynthia L. Sullivan President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. GOLDENBERG David M. Goldenberg	Chairman of the Board, Chief Scientific Officer and Chief Medical Officer	August 27, 2009

/s/ CYNTHIA L. SULLIVAN Cynthia L. Sullivan	President, Chief Executive Officer and Director (Principal Executive Officer)	August 27, 2009

/s/ MORTON COLEMAN Morton Coleman	Director	August 27, 2009

/s/ MARY PAETZOLD Mary Paetzold	Director	August 27, 2009

/s/ BRIAN A. MARKISON Brian A. Markison	Director	August 27, 2009

/s/ DON C. STARK Don C. Stark	Director	August 27, 2009

/s/ EDWARD T. WOLYNIC Edward T. Wolynic	Director	August 27, 2009

/s/ GERARD G. GORMAN Gerard G. Gorman	Senior Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial and Accounting Officer)	August 27, 2009

EXHIBIT LIST

(excludes documents incorporated by reference)

10.36*	Fifth Amendment Expansion Agreement dated June 18, 2009 of the Lease with WU/LH 300 American L.L.C. as successor-in-interest to Baker Properties Limited Partnership.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(Exhibits available upon request)