Form 10-Q
period 2009-09-30
IMMUNOMEDICS INC
filed 2009-11-06
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares of the registrant’s common stock outstanding as of November 5, 2009 was 75,236,206.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	June 30, 2009
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,022,694	$27,390,778
Accounts receivable, net of allowance for doubtful accounts of $152,000 and $133,000, at September 30, 2009 and June 30, 2009, respectively	661,808	702,021
Inventory	296,015	232,920
Other receivables	2,810,183	1,128,835
Prepaid expenses	818,637	375,934
Other current assets	300,449	396,293

Total current assets	24,909,786	30,226,781
Property and equipment, net of accumulated depreciation of $21,873,301 and $21,364,585, at September 30, 2009 and June 30, 2009, respectively	4,963,094	5,079,354
Auction rate securities – non-current	17,666,897	17,458,349
Value of life insurance policies	502,428	486,428
Other long-term assets	30,000	30,000

	$48,072,205	$53,280,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,836,732	$4,746,286
Deferred revenues – current portion	7,827,600	45,685,385

Total current liabilities	12,664,332	50,431,671

Other liabilities	899,344	872,700
Commitments and Contingencies
Stockholders’ equity :
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2009 and June 30, 2009	—	—
Common stock, $0.01 par value; authorized 110,000,000 shares; issued and outstanding, 75,236,831 shares at September 30, 2009 and 75,137,831 shares at June 30, 2009	752,367	751,378
Capital contributed in excess of par	241,506,472	241,077,890
Treasury stock, at cost, 47,841 shares at September 30, 2009 and 34,725 shares at June 30, 2009	(498,374)	(458,370)
Accumulated deficit	(207,812,608)	(239,824,199)
Accumulated other comprehensive income	560,672	429,842

Total stockholders’ equity	34,508,529	1,976,541

	$48,072,205	$53,280,912

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,
	2009	2008
	(unaudited)
Revenues:
Product sales	$767,454	$1,061,835
License fee and other revenues	37,857,785	3,644,000
Research and development	400,059	196,098

Total revenues	39,025,298	4,901,933

Costs and Expenses:
Costs of goods sold	73,298	120,105
Research and development	5,533,496	5,607,879
Sales and marketing	210,474	196,309
General and administrative	1,439,995	1,369,501

Total costs and expenses	7,257,263	7,293,794

Operating income (loss)	31,768,035	(2,391,861)
Interest and other income	235,688	380,769
Interest expense	—	(6,500)
Foreign currency transaction gain (loss).	48,852	(17,203)

Income (loss) before income tax expense	32,052,575	(2,034,795)
Income tax expense	(40,984)	(195,831)

Net income (loss)	$32,011,591	$(2,230,626)

Earnings (loss) per common share:
Basic	$0.43	$(0.03)

Diluted	$0.42	$(0.03)

Weighted average shares used to calculate earnings per common share:
Basic	75,174,419	75,107,773

Diluted	77,107,370	75,107,773

Comprehensive income (loss):
Net income (loss)	$32,011,591	$(2,230,626)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	66,026	(136,128)
Unrealized gain on securities available for sale	64,804	1,006,824

Other comprehensive income	130,830	870,696

Comprehensive income (loss)	$32,142,421	$(1,359,930)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$32,011,591	$(2,230,626)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	375,601	365,982
Increase in deferred revenue from Nycomed Agreement	—	40,000,000
Amortization of deferred revenue	(37,857,785)	(3,644,000)
Increase (decrease) in allowance for doubtful accounts	18,807	(80,194)
Amortization of discounts of auction rate securities	(143,744)	(86,176)
Non-cash expense relating to issuance of stock options	374,967	294,269
Amortization of deferred rent	26,644	26,645
Non-cash increase in value of life insurance policies	(16,000)	(10,245)
Changes in operating assets and liabilities	(1,979,449)	(511,788)
Other	66,026	(136,128)

Net cash (used in) provided by operating activities	(7,123,343)	33,987,739

Cash flows from investing activities:
Purchases of property and equipment	(259,341)	(190,255)

Net cash (used in) investing activities	(259,341)	(190,255)

Cash flows from financing activities:
Exercise/settlement of stock options, net	14,600	7,000

Net cash provided by financing activities	14,600	7,000

Net (decrease) increase in cash and cash equivalents	(7,368,084)	33,804,484
Cash and cash equivalents, beginning of period	27,390,778	6,132,470

Cash and cash equivalents, end of period	$20,022,694	$39,936,954

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

Reference is made to the Annual Report on Form 10-K of Immunomedics, Inc., a Delaware corporation (“Immunomedics,” the “Company,” “we,” “our” or “us”) for the fiscal year ended June 30, 2009, which contains our audited consolidated financial statements and the notes thereto.

1.	Business Overview and Basis of Presentation

Immunomedics, Inc. is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. The Company has continued to transition its focus away from the development and commercialization of diagnostic imaging products in order to accelerate the development of its therapeutic product candidates, although the Company manufactures and commercializes its LeukoScan® product in territories where regulatory approvals have previously been granted. LeukoScan is indicated for diagnostic imaging for determining the location and extent of infection/inflammation in bone in patients with suspected osteomyelitis, including patients with diabetic foot ulcers. The Company has two foreign subsidiaries, Immunomedics B.V. in the Netherlands and Immunomedics GmbH in Darmstadt, Germany, to assist the Company in managing sales efforts and coordinating clinical trials in Europe. In addition, included in the accompanying financial statements is the majority-owned subsidiary, IBC Pharmaceuticals, Inc. (“IBC”), which has been working since 1999 on the development of novel cancer radiotherapeutics using patented pre-targeting technologies with proprietary, bispecific antibodies.

The accompanying unaudited consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2009 has been derived from the Company’s audited fiscal 2009 consolidated financial statements. Operating results for the three-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2010, or any other period.

Immunomedics is subject to significant risks and uncertainties, including, without limitation, our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that the Company may be unable to successfully finance and secure regulatory approval of and market our drug candidates; the Company’s dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements, if any; uncertainties about the Company’s ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development or regulatory approval of competing products; the Company’s ability to protect its proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally. For more details regarding such risks and uncertainties please refer to the section entitled Item 1A “Risk Factors” included in this Quarterly Report on Form 10-Q.

As of September 30, 2009, the Company had $20.0 million in cash and cash equivalents. The Company believes it has sufficient funds to continue its operations and its research and development programs for at least the next twelve months. During fiscal year 2010, the Company is also advancing plans to initiate a Phase III registration trial of veltuzumab in non-Hodgkin’s lymphoma. The Company does not plan to initiate such trial unless it is able to secure additional financing, for which it is considering a number of funding alternatives. Additionally, research and development activities are expected to continue for the foreseeable future and the Company does not believe it will have adequate cash to complete its research and development of compounds in its development pipeline in line with its corporate strategy. Immunomedics is actively considering financing alternatives to fund its research and development projects as market conditions permit, potentially through debt or equity financings and through collaborative marketing and distribution agreements. The Company continues to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of its proprietary technologies.

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

2.	Summary of Significant Accounting Policies

These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2009. The Company adheres to the same accounting policies in preparation of its interim financial statements.

Concentration of Credit Risk

As of September 30, 2009, the Company has $22.3 million in par value invested in auction rate securities (“ARS”), which represents interests in student loans and student loan revenue bonds. These securities have long-term nominal maturities for which interest rates are reset through a dutch-auction each month and these auctions had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, there have been no successful auctions subsequent to February 2008 for any of the ARS held by the Company. The estimated fair market value of these ARS at September 30, 2009, is approximately $17.7 million, which has been classified as non-current assets on the condensed consolidated balance sheet. See the discussion below on Estimated Fair Value of Financial Instruments for a discussion of valuation assumptions utilized by the Company to estimate the fair value of its ARS.

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

Estimated Fair Value of Financial Instruments

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

Financial assets recorded on the condensed consolidated balance sheet as of September 30, 2009 are categorized based on the inputs to the valuation techniques as follows (in thousands):

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

	As of September 30, 2009 ($ in thousands)
	Level 1	Level 2	Level 3	Total
Money Market Funds	$14,237	$—	$—	$14,237
Auction Rate Securities	—	—	17,667	17,667

Total	$14,237	$—	$17,667	$31,904

The money market funds noted above are included in cash and cash equivalents and the auction rate securities are included in the long term assets in the condensed consolidated balance sheet at September 30, 2009. The Company estimated the fair value of its auction rate securities using a discounted cash flow model as of September 30, 2009. See Note 3 for a description of the assumptions and methods used to estimate the fair value of the ARS.

The following is a reconciliation of the beginning and ending balances of the financial assets categorized as Level 3 in the table above (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction Rate Securities
Beginning balance at June 30, 2009	$17,458

Total gains or (losses) (realized or unrealized):
Included in earnings	144
Included in other comprehensive income	65
Settlements	—
Transfers in and/or out of Level 3	—

Ending balance at September 30, 2009	$17,667

Change in unrealized gain relating to assets still held at September 30, 2009	$65

The amount of total gains or losses from the three-month period ended September 30, 2009 included in earnings attributable to other than temporary losses relating to assets still held at September 30, 2009	$—

Reimbursement of Expenses

Research and development costs that are reimbursable under collaboration agreements are included as a reduction of research and development expenses. The Company records these reimbursements as a reduction of research and development expenses as the Company’s partner in the collaboration agreement has the financial risks and responsibility for conducting these research and development activities.

Inventory

Inventory, which consists of the raw materials and finished product for sales of LeukoScan, is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. An inventory reserve is recorded for finished product that is not deemed to be saleable, if necessary. At September 30, 2009 and June 30, 2009, the Company did not record an inventory reserve as all inventory was deemed saleable. As of September 30, 2009, the inventory balance consisted of finished goods ($183,768) and raw materials ($112,247). As of June 30, 2009, the inventory balance consisted of finished goods only.

Income Taxes

The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

Income taxes were provided for profitable foreign jurisdictions at the applicable effective tax rate during the three-month periods ended September 30, 2009 and 2008. Although the Company reported net income for the three-month period ended September 30, 2009, U.S. income taxes are not provided for because the Company is utilizing deferred tax assets which have a full valuation allowance recorded upon it. The income taxes for foreign jurisdictions for the three-month period ended September 30, 2008 includes $79,000 for liabilities resulting from the settlement of intercompany debt.

Net Income (Loss) Per Share Allocable to Common Stockholders

Basic net income (loss) per share is based upon the number of weighted average number of shares of common stock and vested shares outstanding. Diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock during the three month periods ended September 30, 2009 and 2008, are calculated under the treasury stock method. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in fiscal 2008 as their effect is anti-dilutive.

Comprehensive Income

Comprehensive income consists of net income, net unrealized gains on securities available for sale and foreign exchange translation adjustments and is presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Recently Issued Accounting Pronouncement

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 replaced FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 was effective for interim and annual periods ending after September 15, 2009. The Company is now using the new Codification when referring to GAAP in the interim financial statements for the period ended September 30, 2009. The adoption did not have an impact on the Company’s financial position or results of operations.

3.	Auction Rate Securities

Immunomedics securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as a separate component of accumulated other comprehensive loss. Immunomedics considers all of its investments to be available-for-sale. Auction rate securities at September 30, 2009 and June 30, 2009 consist of the following ($ in thousands):

	Adjusted Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
September 30, 2009
Auction Rate Securities	$17,602	$65	$—	$17,667

	$17,602	$65	$—	$17,667

June 30, 2009
Auction Rate Securities	$17,458	$—	$—	$17,458

	$17,458	$—	$—	$17,458

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

As of September 30, 2009, the Company held six auction rate securities with a par value of $22.3 million. The continued uncertainties in the credit markets have affected the Company’s holdings in ARS investments as the auctions for these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process, of which there is no assurance.

As the Company believes it has sufficient cash and cash equivalents at September 30, 2009 for at least the next twelve months, it is not imperative to fund the Company’s operations by liquidating the ARS held at unreasonable discounts. Therefore, the ARS are classified as non-current assets in the condensed consolidated balance sheets as of September 30, 2009 and June 30, 2009 and will continue to be classified as such until market conditions improve and a viable market for these securities has developed.

As a result of the Company’s assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, the Company determined that the estimated fair value no longer approximates par value, although the Company continues to earn interest on the current auction rate security investments at the maximum contractual rate. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS of $17.7 million as of September 30, 2009. Utilizing this discounted cash flow model the Company determined that the change in the estimated fair value of its investments in ARS for the three-month periods ended September 30, 2009 and 2008 resulted in unrealized gains of $0.1 million and $1.0 million, respectively.

The significant assumptions used in preparing the discounted cash flow model as of September 30, 2009 include (i) estimates for the investment’s contractual bond coupon rates (ranging from 1.25% - 1.75%), (ii) the market yield interest rates (estimated at the U.S. Treasury Seven-Year Bond Rate of 2.93% plus a premium factor of 2.0%) and (iii) the effective maturity period of seven years (which is the period the auctions are expected to resume their normal function). If the Company’s estimates regarding the fair value of these securities are inaccurate, a future other-than-temporary impairment charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and, as such, the Company may be required to record additional losses for impairment if the Company determines there are further declines in fair value. During the three-month periods ended September 30, 2009 and 2008, the Company reported $144,000 and $86,000, respectively, as interest income for the recognition of a portion of the market value discount of the ARS.

4.	Stock Incentive Plan

A summary of the 2006 Stock Incentive Plan, as amended (the “Plan”), is provided in Note 7 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally vest based on four years of continuous service and have 7-year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, are vested immediately and have 7-year contractual terms.

The fair value of each option granted during the three-month periods ended September 30, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the following table:

	Three-month periods ended September 30,
	2009	2008
Expected dividend yield	0%	0%
Expected option term (years)	5.78	5.31
Expected stock price volatility	92%	93%
Risk-free interest rate	3.06% - 3.12%	3.42% - 3.71%

The weighted average fair value at the date of grant for options granted during the three-month periods ended September 30, 2009 and 2008 were $3.14 and $1.98 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated based on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the three-month period ended September 30, 2009 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2009	6,416,433	$6.77
Granted	13,500	$4.17
Exercised	(61,500)	$2.39
Cancelled or forfeited	(58,500)	$3.20

Outstanding, September 30, 2009	6,309,933	$6.84	4.37	$9,277,000

Exercisable, September 30, 2009	4,635,389	$8.28	3.73	$4,812,000

The Company has 1,674,544 non-vested options outstanding as of September 30, 2009. As of September 30, 2009, there was $3,866,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.37 years. The Company recorded $375,000 and $294,000 for stock-based compensation for the three-month periods ended September 30, 2009 and 2008, respectively.

As part of the Plan, on the date of each annual stockholder meeting, each non-employee Board member who continues to serve as a non-employee Board member shall automatically be granted restricted stock units covering not more than an additional 5,000 shares of common stock provided such individual has served as a non-employee Board member for a period of at least three months.

A summary of the Company’s non-vested restricted stock units at July 1, 2009, and changes during the three-month period ended September 30, 2009 is presented below:

Outstanding Non-Vested Restricted Stock Units	Number of Awards
Non-vested at July 1, 2009	335,000
Granted	—
Vested	37,500
Forfeited	—

Non-vested at September 30, 2009	297,500

5.	Earnings Per Share

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

	Three Months Ended September 30,
	2009	2008
Net income (loss)	$32,012	$(2,231)

Basic earnings (loss) per share:
Weighted average basic common shares outstanding	75,174	75,107
Basic earnings (loss) per share	$0.43	$(0.03)

Diluted earnings (loss) per share:
Weighted average basic common shares outstanding	75,174	75,107
Dilutive effect of stock options outstanding	1,635	—
Dilutive effect of restricted stock	298	—

Weighted average diluted common shares outstanding	77,107	75,107

Diluted earnings (loss) per share	$0.42	$(0.03)

Stock options excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	4,675	5,985

Restricted stock excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	177

6.	Geographic Segments

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics for the three-months ended September 30, 2009 and 2008 ($ in thousands):

	Three Months Ended September 30, 2009
	United States	Europe	Total
Total assets	$43,538	$4,534	$48,072
Property and equipment, net	4,960	3	4,963
Revenues	38,267	758	39,025
Income before taxes	31,882	171	32,053

	Three Months Ended September 30, 2008
	United States	Europe	Total
Total assets	$67,057	$2,710	$69,767
Property and equipment, net	5,745	2	5,747
Revenues	3,855	1,047	4,902
Income (loss) before taxes	(2,329)	294	(2,035)

7.	Related Party Transactions

Certain of the Company’s affiliates, including members of senior management and its Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Chairman of the Board of Directors and Chief Medical Officer and Chief Scientific Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology, or CMMI, and the Company’s majority-owned subsidiary, IBC Pharmaceuticals, Inc., or IBC. Dr. Goldenberg and Ms. Sullivan are husband and wife. For a description of these relationships and transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and the notes to the audited financial statements contained therein.

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $172,000 and $50,000 for the three-month periods ended September 30, 2009 and 2008, respectively. The Company also provides to CMMI, at no cost, laboratory materials and supplies. The Company incurred legal expenses on behalf of CMMI for patent related matters for the three-month period ended September 30, 2009 of $12,000 as compared to $3,000 for the three-month period ended September 30, 2008. The Company has first rights to license those patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

For each of the three-month periods ended September 30, 2009 and 2008, Dr. Goldenberg received $13,750 in compensation for his services to IBC.

The Company has a Second Amended and Restated Employment Agreement with Dr. Goldenberg for his service to the Company as the Chief Scientific Officer and Chief Medical Officer (the “Goldenberg Agreement”), which terminates June 30, 2011. This agreement covers aspects of his compensation as well as duties and responsibilities of his employment at Immunomedics. For a description of the Goldenberg Agreement see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and the notes to the audited financial statements contained therein.

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

Under the terms of the agreement, the Company made a minimum payment of $150,000 to Dr. Goldenberg during each of the fiscal years during the Goldenberg Agreement, payable in equal quarterly payments, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. For the three-month period ended September 30, 2009 no additional incentive compensation payment was made to Dr. Goldenberg other than the $37,500 minimum quarterly payment. During the three-month-period ended September 30, 2009, in accordance with the terms of the Goldenberg Agreement, the Company has accrued an additional $542,000 for additional incentive compensation for Dr. Goldenberg to be paid upon the completion of the 2010 fiscal year due to the expectation of the Company’s profitability for the 2010 fiscal year. Such expectation is primarily the result of the prior and anticipated recognition of deferred revenues resulting from the UCB and Nycomed agreements. However, there can be no assurance that the Company will be profitable for the 2010 fiscal year. During the three-month period ending September 30, 2008, in accordance with the terms of the Goldenberg Agreement for additional incentive compensation for transactional payments, a payment of $300,000 was made to Dr. Goldenberg in recognition of the execution of the Nycomed Agreement.

8.	License Agreements

Nycomed GmbH

On July 11, 2008, the Company entered into a License and Collaboration Agreement (the “Nycomed Agreement”) with Nycomed GmbH (“Nycomed”) providing Nycomed a worldwide license to develop, manufacture and commercialize veltuzumab, the Company’s humanized anti-CD20 antibody, veltuzumab in the subcutaneous formulation, for the treatment of all non-cancer indications. The Company retains the rights to develop, manufacture and commercialize veltuzumab in the field of oncology.

Under the terms of the Nycomed Agreement, Immunomedics received a non-refundable initial cash payment of $40 million on August 21, 2008. Immunomedics could also receive potential cash milestone payments of up to $580 million. These milestone payments are dependent upon completion of certain clinical, regulatory and sales-based milestones, each as set forth in the Nycomed Agreement. The Company will also receive an escalating double digit royalty based on annual net sales by Nycomed, its affiliates or sublicenses under the Nycomed Agreement during the royalty term. No clinical milestones or royalty payments were earned or received through September 30, 2009. There can be no assurance that these clinical, regulatory or sales achievements will be met and therefore there can be no assurance that the Company will receive such future payments. In addition, the Company will continue its ongoing Phase I/II study in Immune Thrombocytopenic Purpura (“ITP”) and Nycomed will reimburse

Immunomedics for all direct expenses incurred in connection with this study. The Nycomed Agreement also provides the Company with an option to co-promote veltuzumab for the treatment of ITP in the United States.

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

The Company determined that all elements under the collaboration and co-promotion agreement should be accounted for as a single unit of accounting. The deferral of revenue is appropriate regarding nonrefundable, upfront fees received in single unit of accounting arrangements. As the Company has continuing obligations under the Nycomed Agreement, the Company recorded the $40 million non-refundable payment as deferred revenue and the Company was recognizing this amount through December 2009, which was the Company’s best estimate of the period of time required for the Company to fulfill its obligations under the Nycomed Agreement. By September 15, 2009 it was estimated that the Company’s obligations will not be completed until March 2010. This change in estimate was due to slower than anticipated patient enrollment in the ITP clinical trials and resulted in approximately $560,000 of lower license fee revenues for the three-month period ended September 30, 2009, or approximately $0.01 earning per share. Accordingly, the Company recognized $6,712,000 and $3,644,000 as License Fee Revenues for the three-month periods ended September 30, 2009 and 2008, respectively. The remaining balance of $7,828,000 as of September 30, 2009 is recorded as deferred revenue in the accompanying condensed consolidated balance sheet and it is expected to be amortized to license fee revenue in fiscal 2010.

Nycomed is solely responsible for the development, manufacturing and commercialization of veltuzumab, for the subcutaneous formulation, for all non-cancer indications. The Company’s major obligations are to complete the research and development activities as specified in the Nycomed Agreement and to manufacture and supply veltuzumab to Nycomed for the quantity of materials for the period of time specified in the Nycomed Agreement, using reasonable commercial efforts to manufacture the material. The time period specified in the Nycomed Agreement is establishment by Nycomed of a manufacturing process for veltuzumab (or of a third-party source of supply for veltuzumab) within fifteen months of the effective date. Nycomed has selected a third-party source for the manufacture of veltuzumab and Immunomedics has transferred the necessary technology for the production of veltuzumab to such manufacturer. The Company currently expects to complete all of its research and development activities, (including the ongoing Phase I/II study in ITP) and its manufacturing and supply obligations by March 31, 2010.

For the three-month period ended September 30, 2009, the Company manufactured materials for Nycomed aggregating $1,587,000, as outlined in the Nycomed Agreement. In addition, Immunomedics is to complete the research and development activities indicated in the Nycomed Agreement, for which the Company will be reimbursed by Nycomed for all direct costs, of which $133,000 has been incurred for the three-months ended September 30, 2009. As of September 30, 2009, $2,567,000 was outstanding from Nycomed for reimbursable expenses of which $1.8 million was received in October 2009. Nycomed has sole responsibility for all clinical development, regulatory filings and related submissions, as well as all commercialization activities with respect to veltuzumab.

UCB, S.A.

On May 9, 2006, the Company entered into an agreement with UCB, S.A., the UCB Agreement, providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab for the treatment of all autoimmune disease indications. Under the terms of the UCB Agreement, the Company retains the rights to develop epratuzumab in the field of oncology, and UCB has an option to acquire development and commercialization rights to epratuzumab with respect to cancer indications at anytime prior to the first commercial sales thereof. Under the terms of the UCB Agreement, the Company received from UCB a non-refundable cash payment totaling $38 million. For a description of this agreement and related transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and the notes to the audited financial statements contained therein.

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

As a result of the UCB decision to terminate the two Phase III SLE trials initiated by Immunomedics, the Company was not able to determine how those decisions would impact its obligation period for the remaining potential manufacturing responsibilities under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, the Company ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period is reasonably determinable. As of June 30, 2009, the remaining balance of $31,145,000 was recorded as deferred revenue in the consolidated balance sheet until such time that the Company was able to reasonably estimate its obligation period.

Under the terms of the UCB Agreement, Immunomedics was required to provide manufacturing services to UCB for clinical trials and commercialization supplies up until the market launch of epratuzumab in the U.S. for autoimmune indications, if requested.

On August 4, 2009, Immunomedics received a letter dated July 30, 2009 from UCB stating that UCB has relieved the Company of its remaining obligation under the UCB Agreement, to supply UCB with additional epratuzumab if requested. In its July 30, 2009 letter, UCB acknowledged that it would not require Immunomedics to manufacture any further supplies for SLE to UCB under the terms of the UCB Agreement. As this was the only obligation remaining for Immunomedics under the terms of the UCB Agreement, the Company recorded the $31,145,000 deferred revenue under the UCB Agreement as licensing fee revenue during the three-month period ended September 30, 2009.

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

For more information regarding employment contracts, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and the notes to the audited financial statements contained therein.

Legal Matters

Former Investment Advisor/Broker

On April 15, 2009, the Company initiated an arbitration preceeding before the Financial Industry Regulatory Authority (“FINRA”) against its former investment advisor/broker, Banc of America Investment Services, Inc. and Banc of America Securities, LLC. In the arbitration, the Company claims that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning auction rate securities, inappropriately advising investment in auction rate securities, and failing to supervise their employees. The Company is seeking to rescind its initial investment in auction rate securities, of which $22,300,000 is outstanding as of September 30, 2009. The Company has also requested consequential damages, punitive damages, and other relief. FINRA has tentatively scheduled an arbitration hearing in this matter for September 2010.

10.	Subsequent Events

Subsequent events have been evaluated through November 6, 2009, the date in which the financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Immunomedics is a biopharmaceutical company focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes approximately 137 issued patents in the United States, and more than 300 other issued patents worldwide, protects our product candidates and technologies.

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

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of September 30, 2009, we employed 18 professionals in our research and development departments and 21 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Revenue Recognition

We account for revenue arrangements that include multiple deliverables, which addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. We concluded that the License and Collaboration Agreement, or the Nycomed Agreement, with Nycomed GmbH, and the Development, Collaboration and License Agreement dated May 9, 2006 with UCB, S.A., or the UCB Agreement, should be accounted for as a single unit of accounting.

We were amortizing the $40 million payment received as part of the Nycomed Agreement over the original expected obligation period, which was December 2009. The expected completion of the obligation period was revised to March 2010, due to slower than anticipated patient enrollment in the ITP clinical trials and will result in approximately $2.4 million of lower license fee revenues for the three-month period ended September 30, 2009, or approximately $0.03 earnings per share. If the obligation period estimate should change in the future, whether due to delays or acceleration of the Nycomed’s requirements, this may affect the amortization period.

We also concluded that the $38 million payment received from UCB should be amortized over the expected obligation period of the UCB Agreement, which was initially estimated to end in November 2009. During the 2007 fiscal year, UCB decided to stop further new patient enrollment into the Systemic Lupus Erythematosus, or SLE, clinical trials designed and initiated by us. UCB decided to establish new protocols under which new clinical trials for the treatment of SLE would be conducted and subsequently terminated the then existing SLE clinical trials that had been designed and initiated by us. During the 2008 fiscal year, UCB established new protocols under which new clinical trials for the treatment of SLE would be conducted. UCB subsequently terminated the then existing SLE clinical trials that had been designed and initiated by Immunomedics. UCB initiated a Phase IIb dose ranging study in patients with SLE during the 2008 fiscal year. On August 27, 2009, UCB reported positive results of its Phase IIb clinical study of epratuzumab for treatment of patients with SLE. The data demonstrated clinically meaningful effect with the treatment advantage of epratuzumab over placebo reaching 24.9% at week twelve. A total of 227 patients were enrolled in this study, with 30% of the patients having moderate disease activity and 70% of the patients having severe disease activity in multiple organ systems.

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

Under the terms of the UCB Agreement, UCB is solely responsible for the development, manufacturing and commercialization of epratuzumab for the treatment of all autoimmune indications and for the continuation of ongoing clinical trials in SLE, and we were responsible for supplying epratuzumab for the completion of clinical trials relating to SLE, the Sjogren’s Phase II Clinical Trial and the SLE Open Label Study as defined in the UCB Agreement. We were also obligated to manufacture and supply epratuzumab, if needed and at UCB’s request, for the initial commercial launch of epratuzumab for the treatment of SLE. The manufacturing requirements were limited by our production capacity at that time. UCB has sole responsibility for all clinical development, regulatory filings and related submissions, as well as all commercialization activities with respect to epratuzumab in all autoimmune indications. As of June 30, 2009 our only remaining obligation was to provide UCB with additional epratuzumab if requested. In

August 2009, UCB relieved us of our remaining obligation to supply UCB with any further supplies for SLE. Therefore, for the three-month period ended September 30, 2009 we recorded as revenue the remainder of the $31.1 million of deferred revenue from UCB.

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

Research and development costs that are reimbursable under collaboration agreements are recognized as a reduction of research and development expenses. We record these reimbursements as a reduction of research and development expenses as our partner in the collaboration agreement has the financial risks and responsibility for conducting these research and development activities.

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

As of September 30, 2009, we held six auction rate securities with a par value of $22.3 million, and these securities are classified as long-term investments on the condensed consolidated balance sheet. Until February 2008, the auction rate securities market was highly liquid. During the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. The uncertainties in the credit markets have affected our holdings in ARS investments as the auctions for these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.

We reviewed ARS for impairment to determine whether the classification of the impairment is “temporary” or “other-than-temporary.” A temporary impairment results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. This treatment is appropriate when a loss in an investment is determined to be temporary in nature and a company has the ability to hold the investment until a recovery in market value takes place. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

As a result of our assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, we determined that the estimated fair value no longer approximates par value, although we continue to earn interest on the current auction rate security investments at the maximum contractual rate. Accordingly, beginning with the three-month period ended March 31, 2008, we recorded an other than temporary impairment charge of $2.2 million to reduce the value of the ARS to their estimated fair value. Utilizing this discounted cash flow model we had determined that the change in the estimated fair value of our investments in ARS for the three-month periods ended September 30, 2009 and 2008 resulted in an unrealized gains of $0.2 million and $1.1 million, respectively. As of September 30, 2009, we estimated the fair value of these ARS at $17.7 million. We used a discounted cash flow model to determine the estimated fair value of our investment in ARS.

The significant assumptions used in preparing the discounted cash flow model as of September 30, 2009 include (i) estimates for the investment’s contractual bond coupon rates (ranging from 1.25% - 1.75%), (ii) the market yield interest rates (estimated at the U.S. Treasury Seven-Year Bond Rate of 2.93% plus a premium factor of 2.0%) and (iii) the effective maturity period of approximately seven years (which is the period the auctions are expected to resume its normal function). If our estimates regarding the fair value of these securities are inaccurate, a future other-than-temporary impairment charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and, as such, we may be required to record additional losses for impairment if we determine there are further declines in fair value. During the three-month periods ended September 30, 2009 and 2008, we reported $144,000 and $86,000, respectively, of amortization of the market value discount of the ARS.

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

Foreign Currency Risks

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at the period-end exchange rates, and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity and are included in the determination of comprehensive income. Transaction gains and losses are included in the determination of net income (loss).

Stock-Based Compensation

We have a stock incentive plan, the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization. This plan is described more fully in Note 7 to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2009 and Note 4 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three-month periods ended September 30, 2009 and 2008:

	Three-Month Periods Ended September 30,
	2009	2008
Expected dividend yield	0%	0%
Expected life of options (years)	5.78	5.31
Expected stock price volatility	92%	93%
Risk-free interest rate	3.06% - 3.12%	3.42% - 3.71%

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

Three-Month Period Ended September 30, 2009 Compared to 2008

Revenues

Revenues for the three-month period ended September 30, 2009 were $39,025,000, as compared to $4,902,000 for the same period in 2008, representing an increase of $34,123,000, or 696%. The increase for the three-month period ended September 30, 2009 is primarily the result of recording license fee revenue of $31,145,000 for the UCB Agreement and an increase of $3,069,000 in licensing fee revenue from the Nycomed Agreement for the three-month period ended September 30, 2009. There was no corresponding revenue for UCB in fiscal 2008. In August 2009, we received notice from UCB relieving us of our responsibilities for the manufacturing of epratuzumab, the only remaining obligation under the UCB agreement, thus allowing us to record the full amount of the remaining deferred license fee revenue this quarter. Product sales for the three-month period ended September 30, 2009 were $767,000, as compared to $1,062,000 for the same period in 2008, representing a decrease of $295,000, or 28%. This decrease resulted primarily from reduced sales volume of LeukoScan in Europe. Research and development revenues for the three-month period ended September 30, 2009 were $400,000 as compared to $196,000 for the previous year, due to the increased number and size of grant programs in place in the current fiscal period.

Costs and Expenses

Total costs and expenses for the three-month period ended September 30, 2009 were $7,257,000, as compared to $7,294,000 for the same period in 2008, representing a decrease of $37,000. Research and development expenses for the three-month period ended September 30, 2009 were $5,533,000 as compared to $5,608,000 for the same period in 2008, a decrease of $74,000 or 1%. The reduction in research and development expenses resulted primarily from $1.4 million of increased expense reimbursements from Nycomed, offset by $706,000 of higher levels of materials, supplies and testing for Nycomed related production, $329,000 of higher spending for clinical trials as well as higher headcount and related salaries and employee benefits. Cost of goods sold for the three-month period ended September 30, 2009 was $73,000 as compared to $120,000 for the same period in 2008. Gross profit margins were 90% and 89%, respectively in the first quarter of fiscal 2010 and 2009. Sales and marketing expenses for the three-month period ended September 30, 2009 of $210,000 was comparable to the $196,000 amount for the same period in 2008, an increase of $14,000 or 7%. General and administrative expenses were $1,440,000 for the three-month period ended September 30, 2009 representing an increase of $70,000 or 5% compared to the three-month period ended September 30, 2008. This increase is primarily attributable to the accrual of $542,000 of additional incentive compensation due to our Chairman in accordance with his employment agreement, resulting from the expectation of the Company’s profitability for the 2010 fiscal year. Such expectation is primarily the result of increased licensing fee revenue recognized under the UCB and Nycomed agreements. There can be no assurance that the Company will be profitable for the 2010 fiscal year. The increase in fiscal 2010 expenses was partially offset by $300,000 of additional incentive compensation paid in the previous year to our Chairman as a result of the consummation of the Nycomed Agreement (in accordance with his employment agreement); as well as lower payroll related expenses and reduced legal expenses in the 2010 fiscal year.

Interest and Other Income

Interest and other income for the three-month period ended September 30, 2009 was $236,000 as compared to $381,000 for the same period in 2008, a reduction of $145,000. This decline was primarily the result of lower levels of cash available for investments during the quarter, (the $40.0 million of proceeds from the Nycomed Agreement was received in mid-August 2008), as well as lower rates of return on investments. Included in the interest and other income for the three-month periods ended September 30, 2009 and 2008 was $144,000 and $86,000, respectively, for the amortization of the discount for the auction rate securities.

Foreign Currency Transaction Gain

Foreign currency transactions amounted to a gain of $49,000 for the three-month period ended September 30, 2009 as compared to a loss of $17,000 for the same period in 2008, primarily as a result of currency fluctuations between the U.S. dollar and the Euro.

Net Income (Loss)

Net income for the three-month period ended September 30, 2009, was $32,012,000 or $0.43 per basic share as compared to a net loss of ($2,231,000) or ($0.03) per basic share, for the same period in 2008. The improvement in the net income in 2009 as compared to the net loss in the comparable period in 2008 resulted primarily from the increase in licensing fee revenue from the UCB and Nycomed Agreements.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operations. Net cash used in operating activities for the three-month period ended September 30, 2009 was $7.1 million, compared to net cash provided by operating activities of $34.0 million for the three-month period ended September 30, 2008. The decline in the current period’s cash flow from operations is primarily the result of the receipt $40.0 million proceeds in the previous year from the upfront payment from the completion of the Nycomed Agreement in August 2008.

Cash flows from investing. Net cash used in investing activities for the three months ended September 30, 2009 was $0.3 million compared to $0.2 million for the three months ended September 30, 2008. The investing activities for 2009 and 2008 were a result of capital expenditures for operations.

Cash flows from financing. Net cash used in financing activities for the three-month periods ended September 30, 2009 and 2008 were less than $0.1 million.

Working Capital and Cash Requirements

At September 30, 2009, we had working capital of $12,245,000, representing an improvement of $32,450,000 from the working capital deficit of $20,205,000 at June 30, 2009. This increase in working capital is primarily a result of the recognition in fiscal year 2010 of $37,858,000 of deferred revenue from the UCB and Nycomed Agreements which were classified as current liabilities as of June 30, 2009 and $1,705,000 increase in receivables from Nycomed. Partially offsetting this increase in working capital was our use of cash in operations of $7,123,000 during the three-month period ended September 30, 2009.

Our cash and cash equivalents amounted to $20,023,000 at September 30, 2009, representing a decrease of $7,368,000 from $27,391,000 at June 30, 2009. The decrease was primarily attributable to our use of cash in operations during the three-month period ended September 30, 2009.

Our auction rate securities consist primarily of AAA rated securities that have an estimated fair value of $17.7 million. Auctions for our invested amounts began failing in February 2008 and have not succeeded since then, and we have been unable to liquidate our auction rate securities at par. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found, such buyer may only be willing to purchase the investments at a price below par. Further, rating downgrades of the security issuer or the third-parties insuring such investments may further impact our ability to auction or sell these securities.

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

With the $20.0 million of unrestricted cash and cash equivalents at September 30, 2009, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. During fiscal 2010, we are also advancing plans to initiate a Phase III registration trial of veltuzumab in non-Hodgkin’s lymphoma. We do not plan to initiate such trial unless we obtain additional funding, for which we are considering a number of funding alternatives. We intend to continue expending substantial capital on our research and development programs. We will need to raise additional capital in order to obtain the necessary regulatory approvals and then commercialize our therapeutic product candidates.

We also expect research and development activities to continue over time and we do not believe we will have adequate cash to complete our research and development compounds in our development pipeline in line with our corporate strategy. As a result, we will require additional financial resources in order to continue our research and development programs, clinical trials of product candidates and regulatory filings. Our ability to raise capital through public and private debt or equity financings may be negatively impacted by the recent downturn in the economy. There can be no assurances that financing will be available when we need it on terms acceptable to us, if at all.

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

During the early part of 2008, securities known as auction rate securities (“ARS”), which historically have had a liquid market and had their interest rates reset periodically (e.g., monthly) through dutch auctions, began to fail. These widespread failures have continued to date. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or a buyer is found outside of the auction process, of which there is no assurance. As of September 30, 2009, the Company has $22.3 million of par value invested in ARS with long-term nominal maturities for which interest rates are reset through a dutch-auction each month. The Company's investments in ARS all currently have AAA/Aaa credit ratings and interest continues to be paid by the issuers of the securities. The ARS held are all AAA rated collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by insurance companies.

The estimated fair market value at September 30, 2009, of the Company's ARS with continuing auction failures totaled approximately $17.7 million. The Company estimated the fair value of these auction rate securities using a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2009. The Company reviews for impairment in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. This treatment is appropriate when a loss in an investment is determined to be temporary in nature and the Company has the intent and ability to hold the investment until a recovery in market value takes place. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income (loss) for the applicable accounting period.

The table below presents the amounts and related weighted average interest rates by fiscal year of maturity for our investment portfolio in marketable securities as of September 30, 2009:

	Expected Maturity Date
	2010	2011	2012	2013	2014	2015 and thereafter	Total	Fair Value
	(in thousands)
Variable rate	—	—	—	—	—	$22,300	$22,300	$17,667
Average Interest rate	—	—	—	—	—	1.49%	1.49%

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

Former Investment Advisor/Broker

On April 15, 2009, we initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against our former investment advisor/broker, Banc of America Investment Services, Inc. and Banc of America Securities, LLC. In the arbitration, we claim that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning auction rate securities, inappropriately advising investment in auction rate securities, and failing to supervise their employees. We seek to rescind our initial investment in auction rate securities, of which $22,300,000 was outstanding as of September 30, 2009. We have also requested consequential damages, punitive damages, and other relief. FINRA has tentatively scheduled an arbitration hearing in this matter for September 2010.

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

We have incurred significant operating losses since our formation in 1982. As of September 30, 2009, we had an accumulated deficit of approximately $208,000,000. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue to date have been derived from our prior licensing agreements with UCB and Nycomed. Under such agreements, we have been required to defer significant portions of revenue in accordance with applicable accounting rules. The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our underlying business operations or related cash flows. For example, for the three months ended September 30, 2009, we were profitable primarily because of the recognition during the period of all remaining $31.1 million of deferred revenue resulting from our 2006 agreement with UCB. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only significant product sales we have earned to date have come from the limited sales of our diagnostic imaging products. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic products and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. We expect to continue to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

Negative conditions in the global credit markets have impaired the liquidity of our investment in auction rate securities.

Our auction rate securities consist of AAA rated auction rate securities at a par value of $22.3 million as of September 30, 2009. The continued negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit markets do not improve, auctions for our invested amounts may continue to fail. If an auction continues to fail for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found, such buyer may only be willing to purchase the investments at price below par. Further, rating downgrades of the security issuer or the third-parties insuring such investments may further impact our ability to auction or sell these securities.

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

It is possible that the lack of liquidity in our auction rate security investments could adversely affect our liquidity and our ability to fund our operations. We cannot predict whether future auctions related to auction rate securities will be successful. We are currently seeking alternatives for reducing our exposure to the auction rate market, but may not be able to identify any such alternative. If we are not able to monetize some or all of our auction rate securities, we could suffer a loss and such loss could have a material adverse effect on our ability to finance our future ongoing operations.

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

Should the clinical development process be successfully completed, our ability to derive revenues from the sale of therapeutics will depend upon our first obtaining FDA as well as foreign regulatory approvals, all of which are subject to a number of risks and uncertainties.

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

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•	$40,000,000 from Nycomed in August 2008 to license the rights to develop, manufacture and commercialize veltuzumab for the treatment of all non-cancer indications;

•	$38,000,000 from UCB in May 2006 to license the rights to develop, manufacture and commercialize epratuzumab for the treatment of all autoimmune disease indications;

•	approximately $259,000,000 from the public and private sale of our debt and equity securities through September 30, 2009; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

We believe we have adequate cash to fund our operations and research and development programs through the next twelve months. However, we are also advancing plans to initiate a Phase III registration trial of veltuzumab in non-Hodgkin’s lymphoma. We will need to obtain additional funding in the event we decide to begin this trial. We intend to continue expending substantial capital on our research and development programs. We will need to raise additional capital in order to obtain the necessary regulatory approvals and then commercialize our therapeutic product candidates. Our capital requirements are dependent on numerous factors, including:

•	the rate at which we progress our research programs and the number of product candidates we have in pre-clinical and clinical development at any one time

•	the cost of conducting clinical trials involving patients in the United States, Europe and possibly; elsewhere;

•	our need to establish the manufacturing capabilities necessary to produce the quantities of our product;

•	product candidates we project we will pursue;

•	the time and costs involved in obtaining FDA and foreign regulatory approvals;

•	the cost of first obtaining, and then defending, our patent claims and other intellectual property rights;

•	the success of Nycomed and UCB in meeting the clinical development and commercial milestones for veltuzumab and epratuzumab, respectively; and

•	our ability to enter into licensing and other collaborative agreements to help off-set some of these costs.

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

We are dependent upon Nycomed for the continued development and commercialization of veltuzumab for the treatment of all non cancer indications worldwide and upon UCB for the final development and commercialization of epratuzumab for the treatment of autoimmune disease indications worldwide and they may not be successful. In addition, our recognition of the amortization of the upfront payments from Nycomed is determined by the completion of our obligations as outlined in the Nycomed Agreement.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman, Chief Scientific Officer and Chief Medical Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the three months ended September 30, 2009, we have incurred $172,000 of research expenses for activities conducted by CMMI on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have research collaborations with CMMI. Dr. Goldenberg is also a minority stockholder, director and officer of our majority-owned subsidiary, IBC.

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

At November 5, 2009, we had 75,236,206 shares of common stock outstanding, 6,597,464 additional shares reserved for the exercise of outstanding options and restricted stock units and 4,886, 744 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plans.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of September 30, 2009, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 11% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

At November 5, 2009, we had 75,236,206 shares of common stock outstanding, 6,597,464 additional shares reserved for the exercise of outstanding options and restricted stock units and 4,886,744 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plan.

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

IMMUNOMEDICS, INC.

November 6, 2009	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2009	By:	/s/ Gerard G. Gorman
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