Form 10-Q
period 2009-12-31
IMMUNOMEDICS INC
filed 2010-02-02
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

The number of shares of the registrant’s common stock outstanding as of February 1, 2010 was 75,261,579.

IMMUNOMEDICS, INC.

		Page No.
PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2009 and June 30, 2009 (audited)	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended December 31, 2009 and 2008	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2009 and 2008	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4.	CONTROLS AND PROCEDURES	31

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	32

ITEM 1A.	RISK FACTORS	33

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	46

ITEM 6.	EXHIBITS	47

SIGNATURES		48

EXHIBIT INDEX		49

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	June 30, 2009
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,611,045	$27,390,778
Auction rate securities – current	5,320,000	—
Accounts receivable, net of allowance for doubtful accounts of $139,000 and $133,000, at December 31, 2009 and June 30, 2009, respectively	712,878	702,021
Inventory	725,760	232,920
Other receivables	1,350,383	1,128,835
Prepaid expenses	594,070	375,934
Other current assets	207,837	396,293

Total current assets	27,521,973	30,226,781
Property and equipment, net of accumulated depreciation of $22,249,095 and $21,364,585, at December 31, 2009 and June 30, 2009, respectively	4,896,453	5,079,354
Auction rate securities – non-current	12,484,317	17,458,349
Value of life insurance policies	518,428	486,428
Other long-term assets	30,000	30,000

	$45,451,171	$53,280,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,750,409	$4,746,286
Deferred revenues – current portion	3,913,800	45,685,385

Total current liabilities	8,664,209	50,431,671

Deferred rent	925,989	872,700
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2009 and June 30, 2009	—	—
Common stock, $0.01 par value; authorized 110,000,000 shares; issued and outstanding, 75,254,815 shares at December 31, 2009 and 75,137,831 shares at June 30, 2009	752,547	751,378
Capital contributed in excess of par	242,022,765	241,077,890
Treasury stock, at cost, 34,725 shares at December 31, 2009 and at June 30, 2009	(458,370)	(458,370)
Accumulated deficit	(207,042,245)	(239,824,199)
Accumulated other comprehensive income	586,276	429,842

Total stockholders’ equity	35,860,973	1,976,541

	$45,451,171	$53,280,912

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(unaudited)
Revenues:
Product sales	$910,745	$745,516	$1,678,199	$1,807,351
License fee and other revenues	3,913,800	7,321,000	41,771,585	10,965,000
Research and development	271,542	446,253	671,601	642,351

Total revenues	5,096,087	8,512,769	44,121,385	13,414,702

Costs and Expenses:
Costs of goods sold	79,020	50,333	152,318	170,438
Research and development	2,908,282	5,581,438	8,441,778	11,189,317
Sales and marketing	208,975	199,539	419,449	395,848
General and administrative	1,278,667	1,200,636	2,718,662	2,570,137

Total costs and expenses	4,474,944	7,031,946	11,732,207	14,325,740

Operating income (loss)	621,143	1,480,823	32,389,178	(911,038)
Impairment charge on auction rate securities	—	(327,378)	—	(327,378)
Interest and other income	262,521	448,547	498,209	829,316
Interest expense	—	—	—	(6,500)
Foreign currency transaction gain (loss)	12,371	(39,860)	61,223	(57,063)

Income (loss) before income tax benefit	896,035	1,562,132	32,948,610	(472,663)
Income tax (expense) benefit	(125,672)	1,329,529	(166,656)	1,133,698

Net income	$770,363	$2,891,661	$32,781,954	$661,035

Earnings per common share:
Basic	$0.01	$0.04	$0.44	$0.01

Diluted	$0.01	$0.04	$0.43	$0.01

Weighted average shares used to calculate earnings per common share:
Basic	75,201,777	75,117,251	75,170,736	75,112,512

Diluted	76,902,912	75,363,251	76,871,871	75,358,512

Comprehensive income:
Net income	$770,363	$2,891,661	$32,781,954	$661,035

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(44,143)	(29,940)	21,883	(166,068)
Unrealized gain (loss) on securities available for sale - net	69,747	(1,006,824)	134,551	—

Other comprehensive (loss) income	25,604	(1,036,764)	156,434	(166,068)

Comprehensive income	$795,967	$1,854,897	$32,938,388	$494,967

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net income	$32,781,954	$661,035
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	751,395	731,723
Increase in deferred revenue from Nycomed Agreement	—	40,000,000
Amortization of deferred revenue	(41,771,585)	(10,916,000)
Increase (decrease) in allowance for doubtful accounts	5,899	(74,807)
Impairment charge on auction rate securities	—	327,378
Amortization of discounts of auction rate securities	(288,677)	(171,828)
Gain on redemption of auction rate securities	(22,740)	(59,292)
Non-cash expense relating to issuance of stock options	931,444	677,358
Non-cash increase in value of life insurance policy	(32,000)	(15,245)
Amortization of deferred rent	53,289	53,289
Changes in other operating assets and liabilities	(756,701)	(760,355)
Other	21,883	(166,068)

Net cash (used in) provided by operating activities	(8,325,839)	30,287,188

Cash flows from investing activities:
Purchases of property and equipment	(568,494)	(453,313)
Proceeds from sales of auction rate securities	100,000	600,000

Net cash (used in) provided by investing activities	(468,494)	146,687

Cash flows from financing activities:
Exercise/settlement of stock options, net	14,600	7,000

Net cash provided by financing activities	14,600	7,000

Net (decrease) increase in cash and cash equivalents	(8,779,733)	30,440,875
Cash and cash equivalents, beginning of period	27,390,778	6,132,470

Cash and cash equivalents, end of period	$18,611,045	$36,573,345

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

1. Business Overview and Basis of Presentation

Immunomedics, Inc. is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. The Company has transitioned its focus away from the development and commercialization of diagnostic imaging products in order to accelerate the development of its therapeutic product candidates, although the Company manufactures and commercializes its LeukoScan® product in territories where regulatory approvals have previously been granted. LeukoScan is indicated for diagnostic imaging for determining the location and extent of infection/inflammation in bone in patients with suspected osteomyelitis, including patients with diabetic foot ulcers. The Company has two foreign subsidiaries, Immunomedics B.V. in the Netherlands and Immunomedics GmbH in Darmstadt, Germany, to assist the Company in managing sales efforts and coordinating clinical trials in Europe. In addition, included in the accompanying financial statements is the majority-owned subsidiary, IBC Pharmaceuticals, Inc. (“IBC”), which has been working since 1999 on the development of novel cancer radiotherapeutics using patented pre-targeting technologies with proprietary, bispecific antibodies.

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2009 has been derived from the Company’s audited fiscal 2009 consolidated financial statements. Operating results for the three and six-month periods ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2010, or any other period.

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

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

With the $18.6 million of unrestricted cash and cash equivalents at December 31, 2009, and considering the $11.3 million of cash proceeds received in January 2010, (see Note 10), the Company believes it has sufficient funds to continue its operations and research and development programs for at least the next twelve months. During fiscal 2010, the Company is also advancing plans to initiate a Phase III registration trial of veltuzumab in non-Hodgkin’s lymphoma. The Company does not plan to initiate such trial unless it obtains additional funding, for which it is considering a number of funding alternatives. The Company intends to continue expending substantial capital on its research and development programs. Immunomedics will need to raise additional capital in order to obtain the necessary regulatory approvals and then commercialize its therapeutic product candidates.

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of debt and equity securities and revenues from licensing agreements. There can be no assurance that Immunomedics will be able to raise the additional capital it will need on commercially acceptable terms, if at all. If the Company is unable to raise capital on acceptable terms or enter into new licensing agreements, its ability to continue its business will be materially and adversely affected.

2. Summary of Significant Accounting Policies

These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. The Company adheres to the same accounting policies in preparation of its interim condensed consolidated financial statements.

Concentration of Credit Risk

As of December 31, 2009, the Company has $22.2 million in par value invested in auction rate securities (“ARS”), which are AAA rated securities collateralized by student loans, guaranteed by the U.S. Government under the Federal Family Education Loan Program and backed by insurance companies. These securities have long-term nominal maturities for which interest rates are reset through a dutch-auction each month and these auctions had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, there have been no successful auctions subsequent to February 2008 for any of the ARS held by the Company. The estimated fair market value of these ARS at December 31, 2009, is approximately $17.8 million, of which $5.3 million has been classified as current assets and $12.5 million as non-current assets on the condensed consolidated balance sheet. See the discussion below on Estimated Fair Value of Financial Instruments for a discussion of valuation assumptions utilized by the Company to estimate the fair value of its ARS.

Financial Instruments

The carrying amounts of cash and cash equivalents, other current assets and current liabilities approximate fair value due to the short-term maturity of these instruments. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

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

Financial assets recorded on the condensed consolidated balance sheet as of December 31, 2009 are categorized based on the inputs to the valuation techniques as follows (in thousands):

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

As of December 31, 2009

($ in thousands)

	Level 1	Level 2	Level 3	Total
Money Market Funds	$13,240	$—	$—	$13,240
Auction Rate Securities	—	5,320	12,484	17,804

Total	$13,240	$5,320	$12,484	$31,044

The money market funds noted above are included in cash and cash equivalents. The Company sold two holdings of its ARS to a third party in January 2010 (see Note 10). Although the market is not active, these securities were valued based on the January 2010 transactions. All other auction rate securities were estimated using a discounted cash flow model as of December 31, 2009. See Note 3 for a description of the assumptions and methods used to estimate the fair value of the ARS.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the beginning and ending balances of the financial assets categorized as Level 3 in the table above (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction Rate Securities
Beginning balance at June 30, 2009	$17,458

Total gains (realized or unrealized):
Included in earnings	312
Included in other comprehensive income	134
Settlements	(100)
Transfers out of Level 3	(5,320)

Ending balance at December 31, 2009	$12,484

Change in unrealized gain relating to assets still held at December 31, 2009	$134

The amount of total gains or losses for the six-month period ended December 31, 2009 included in earnings attributable to other than temporary losses relating to assets still held at December 31, 2009	$—

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

Inventory

Inventory, which consists of the work-in-process and finished product for sales of LeukoScan, is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. An inventory reserve is recorded for finished product that is not deemed to be saleable, if necessary. At December 31, 2009 and June 30, 2009, the Company did not record an inventory reserve as all inventory was deemed saleable. As of December 31, 2009, the inventory balance consisted of finished goods ($125,760) and work in process ($600,000). As of June 30, 2009, the inventory balance consisted of finished goods only.

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

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Benefits received resulting from the sale of certain of our State of New Jersey Net Operating Losses (“NOL”) are recognized as a tax benefit when the NOL is approved for sale by the State of New Jersey. During the three months ended December 31, 2008, the Company sold and received benefits of approximately $1,386,000, as a result of the State of New Jersey NOLs. No benefits were sold during the three months ended December 31, 2009. No benefits were sold for the first three months of either the 2010 or 2009 fiscal years. For the three and six-month periods ended December 31, 2009, U.S. taxes of $50,000 were provided for, net of the utilization of deferred tax assets and the valuation allowance recorded upon it. For the three and six month periods ended December 31, 2008, U.S. income taxes were not provided for because the Company utilized deferred tax assets which had a full valuation allowance recorded upon it.

Income taxes were provided for profitable foreign jurisdictions at the applicable effective tax rate during the six-month periods ended December 31, 2009 and 2008. The income taxes for foreign jurisdictions for the three and six-month periods ended December 31, 2009 includes $76,000 and $117,000 respectively, for liabilities resulting from taxable foreign entities, as compared to $71,000 and $236,000 for the three and six month periods ended December 31, 2008, respectively.

Net Income Per Share Allocable to Common Stockholders

Basic net income per share is based upon the weighted average number of shares of common stock and vested shares outstanding. Diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock during the three and six month periods ended December 31, 2009 and 2008, are calculated under the treasury stock method.

Comprehensive Income

Comprehensive income consists of net income, net unrealized gains on securities available for sale and foreign exchange translation adjustments and is presented in the Condensed Consolidated Statements of Operations and Comprehensive Income.

3. Auction Rate Securities

Immunomedics securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as a separate component of accumulated other comprehensive loss. Immunomedics considers all of its investments to be available-for-sale. Auction rate securities at December 31, 2009 and June 30, 2009 consist of the following ($ in thousands):

	Adjusted Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
December 31, 2009
Auction Rate Securities	$17,670	$134	$—	$17,804

	$17,670	$134	$—	$17,804

June 30, 2009
Auction Rate Securities	$17,458	$—	$—	$17,458

	$17,458	$—	$—	$17,458

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

ARS are debt instruments that represent investments in pools of assets. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The Company’s ARS have long-term scheduled maturities, ranging from 2032 to 2046, but have interest rates that are typically reset at pre-determined intervals (every 28 days for the securities purchased by the Company), at which time the securities can typically be purchased or sold, creating a liquid market. When there is an active market for such investments, the reset rate for each instrument is an opportunity to accept the rates that reset or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. As discussed below the auctions failed during fiscal 2008 and have not settled in an active market since that time.

The ARS held are primarily AAA rated collateralized by student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program and backed by insurance companies. To date, the Company has collected all interest payable on all of the ARS when due and expects to continue to do so in the future.

As of December 31, 2009, the Company held six ARS with a par value of $22.2 million. During the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. The continued uncertainties in the credit markets have affected the Company’s holdings in ARS investments as the auctions for these securities have failed to settle on their respective settlement dates. Subsequent to December 31, 2009, the Company sold two of the ARS with a par value of $6.0 million in the secondary market at a discounted value of $5.3 million, (see Note 10). The other four ARS are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process, of which there is no assurance.

As a result of the Company’s assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, the Company determined that the estimated fair value of the remaining ARS is less than par value, although the Company continues to earn interest on the current auction rate security investments at the maximum contractual rate. The Company used a discounted cash flow model to determine the estimated fair value of its remaining non-current investment in ARS of $12.5 million as of December 31, 2009. Utilizing this discounted cash flow model and the value of the ARS sold subsequent to December 31, 2009, the Company determined that the change in the estimated fair value of its investments in ARS for the three and six-month periods ended December 31, 2009 resulted in unrealized gains of $65,000 and $134,000, respectively. Utilizing the same discounted cash flow model, the Company determined that the change in the estimated fair value of its investments in ARS for the three period ended December 31, 2008 resulted in a loss of $1,007,000 and an other than temporary impairment charge of $327,000 during the six-month period ended December 31, 2008.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The significant assumptions used in preparing the discounted cash flow model as of December 31, 2009 include (i) estimates for the investment’s contractual bond coupon rates (ranging from 1.23% - 1.73%), (ii) the market yield interest rates (estimated at the U.S. Treasury Seven-Year Bond Rate of 3.39% plus a premium factor of 2.0%) and (iii) the effective maturity period of seven years (which is the period the auctions are expected to resume their normal function). If the Company’s estimates regarding the fair value of these securities are inaccurate, a future other-than-temporary impairment charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and, as such, the Company may be required to record additional losses for impairment if the Company determines there are further declines in fair value. During the three and six-month periods ended December 31, 2009, the Company reported $145,000 and $289,000, respectively, as interest income for the recognition of a portion of the market value discount of the ARS, as compared to $86,000 and $172,000, for the three and six-month periods ended December 31, 2008.

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

The fair value of each option granted during the six-month periods ended December 31, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the following table:

	Six-month periods ended December 31,
	2009	2008
Expected dividend yield	0%	0%
Expected option term (years)	5.78	5.31
Expected stock price volatility	92%	93%
Risk-free interest rate	2.80% - 3.12%	1.92 - 3.71%

The weighted average fair value at the date of grant for options granted during the six-month periods ended December 31, 2009 and 2008 were $2.68 and $1.92 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated based on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Information concerning options for the six-month period ended December 31, 2009 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2009	6,416,433	$6.77
Granted	68,500	$3.56
Exercised	(108,500)	$2.35
Cancelled or forfeited	(12,094)	$6.72

Outstanding, December 31, 2009	6,364,339	$6.81	4.14	$2,068,000

Exercisable, December 31, 2009	4,767,823	$8.14	3.55	$1,186,000

The Company has 1,596,516 non-vested options outstanding as of December 31, 2009. As of December 31, 2009, there was $3,519,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.1 years. The Company recorded $542,000 and $907,000 for stock-based compensation for the three and six-month periods ended December 31, 2009 as compared to $365,000 and $644,000 for the three and six-month periods ended December 31, 2008, respectively.

As part of the Plan, on the date of each annual stockholder meeting, each non-employee Board member who continues to serve as a non-employee Board member shall automatically be granted restricted stock units covering not more than an additional 5,000 shares of common stock provided such individual has served as a non-employee Board member for a period of at least three months. The Company recorded stock-based compensation expense for these non-employee Board members restricted stock units of $14,000 and $24,000 for the three and six-month periods ended December 31, 2009 as compared to $15,000 and $33,000 for the three and six-month periods ended December 31, 2008.

A summary of the Company’s non-vested restricted stock units at July 1, 2009, and changes during the six-month period ended December 31, 2009 is presented below:

Outstanding Non-Vested Restricted Stock Units	Number of Awards
Non-vested at July 1, 2009	335,000
Granted	25,000
Vested	(71,875)
Forfeited	—

Non-vested at December 31, 2009	288,125

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

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net income	$770	$2,892	$32,782	$661

Basic earnings per share:
Weighted average basic common shares outstanding	75,202	75,117	75,171	75,113

Basic earnings per share	$0.01	$0.04	$0.44	$0.01

Diluted earnings per share:
Weighted average basic common shares outstanding	75,202	75,117	75,171	75,113
Dilutive effect of stock options outstanding	1,413	13	1,413	13
Dilutive effect of restricted stock	288	233	288	233

Weighted average diluted common shares outstanding	76,903	75,363	76,872	75,359

Diluted earnings per share	$0.01	$0.04	$0.43	$0.01

Stock options excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	4,951	5,949	4,951	5,949

Restricted stock excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	—	—	—

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the three and six-month periods ended December 31, 2009 and 2008 ($ in thousands):

	Three-Months Ended December 31, 2009
	United States	Europe	Total
Total assets	$42,976	$2,165	$45,451
Property and equipment, net	4,893	3	4,896
Revenues	4,190	906	5,096
Income before taxes	610	286	896

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

	Three-Months Ended December 31, 2008
	United States	Europe	Total
Total assets	$61,760	$3,162	$64,922
Property and equipment, net	5,643	2	5,645
Revenues	7,774	739	8,513
Income before taxes	1,445	117	1,562

	Six-Months Ended December 31, 2009
	United States	Europe	Total
Revenues	$42,458	$1,663	$44,121
Income before taxes	32,492	457	32,949

	Six-Months Ended December 31, 2008
	United States	Europe	Total
Revenues	$11,629	$1,786	$13,415
Income (loss) before taxes	(885)	412	(473)

7. Related Party Transactions

Certain of the Company’s affiliates, including members of senior management and its Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Chairman of the Board of Directors and Chief Medical Officer and Chief Scientific Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology, or CMMI, and the Company’s majority-owned subsidiary, IBC. Dr. Goldenberg and Ms. Sullivan are husband and wife. For a description of these relationships and transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and the notes to the audited financial statements contained therein.

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $75,000 and $247,000 for the three and six-month periods ended December 31, 2009, respectively, as compared to $35,000 and $85,000 for the three and six-month periods ended December 31, 2008. The Company also provides to CMMI, at no cost, laboratory materials and supplies. The Company incurred legal expenses on behalf of CMMI for patent related matters for the six-month period ended December 31, 2009 of $29,000 as compared to $6,000 for the six-month period ended December 31, 2008. The Company has first rights to license those patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

For each of the six-month periods ended December 31, 2009 and 2008, Dr. Goldenberg received $27,500 in compensation for his services to IBC.

The Company has a Second Amended and Restated Employment Agreement with Dr. Goldenberg for his service to the Company as the Chief Scientific Officer and Chief Medical Officer (the “Goldenberg Agreement”), which terminates June 30, 2011. This

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

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

Under the terms of the agreement, the Company made a minimum payment of $150,000 to Dr. Goldenberg during each of the fiscal years during the Goldenberg Agreement, payable in equal quarterly payments, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. For the six-month period ended December 31, 2009 no additional incentive compensation payments were made to Dr. Goldenberg other than the $37,500 minimum quarterly payments. During the six-month-period ended December 31, 2009, in accordance with the terms of the Goldenberg Agreement, the Company accrued an additional $577,000 for additional incentive compensation for Dr. Goldenberg to be paid upon the completion of the 2010 fiscal year due to the expectation of the Company’s profitability for the 2010 fiscal year. Such expectation is primarily the result of the prior and anticipated recognition of deferred revenues resulting from the UCB and Nycomed agreements. However, there can be no assurance that the Company will be profitable for the 2010 fiscal year. During the six-month period ended December 31, 2008, in accordance with the terms of the Goldenberg Agreement for additional incentive compensation for transactional payments, a payment of $300,000 was made to Dr. Goldenberg in recognition of the execution of the Nycomed Agreement.

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

Under the terms of the Nycomed Agreement, Immunomedics received a non-refundable initial cash payment of $40 million on August 21, 2008. Immunomedics could also receive potential cash milestone payments of up to $580 million. The Company will also receive an escalating double digit royalty based on annual net sales, if any, by Nycomed, its affiliates or sublicenses under the Nycomed Agreement during the royalty term. No clinical milestones or royalty payments were earned or received through December 31, 2009. In January 2010 a $5.0 million milestone payment was received by the Company upon the completion of the first clinical milestone event related to the Immune Thrombocytopenic Purpura, or ITP, clinical trial. There can be no assurance that the other clinical, regulatory or sales milestones will be met and therefore there can be no assurance that the Company will receive any future payments.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

As the Company had continuing obligations under the Nycomed Agreement, the Company recorded the $40 million non-refundable payment as deferred revenue and the Company was recognizing this amount through December 2009, which was the Company’s best estimate of the period of time required for the Company to fulfill its obligations under the Nycomed Agreement. By September 15, 2009, it was estimated that the Company’s obligations would not be completed until the third quarter of fiscal 2010. This change in estimate resulted in approximately $3,914,000 of lower license fee revenues for the six-month period ended December 31, 2009, or approximately $0.05 earning per share. Accordingly, the Company recognized $3,914,000 and $10,626,000 as License Fee Revenues for the three and six-month periods ended December 31, 2009 as compared to $7,272,000 and $10,916,000 for the three and six-month periods ended December 31, 2008. The remaining balance of $3,914,000 as of December 31, 2009 is recorded as deferred revenue in the accompanying condensed consolidated balance sheet and is expected to be amortized to license fee revenue during the third quarter of fiscal 2010.

Nycomed is solely responsible for the development, manufacturing and commercialization of veltuzumab, for the subcutaneous formulation, for all non-cancer indications. The Company’s major obligations were to complete the research and development activities as specified in the Nycomed Agreement and to manufacture and supply veltuzumab to Nycomed for the quantity of materials for the period of time specified in the Nycomed Agreement. The Company completed its manufacturing and supply obligations by December 31, 2009 and expects to complete its’ responsibilities in the Phase I/II study in ITP during the third quarter of fiscal 2010.

For the three and six-month periods ended December 31, 2009, the Company manufactured materials for Nycomed aggregating $2,889,000 and $4,476,000, respectively, as outlined in the Nycomed Agreement. For the same periods in the previous fiscal year, the Company manufactured materials for Nycomed aggregating $759,000 and $1,079,000, respectively, for the three and six-month periods ended December 31, 2008. In addition, Immunomedics is to complete the research and development activities indicated in the Nycomed Agreement, for which the Company will be reimbursed by Nycomed for all direct costs, of which $164,000 and $297,000 has been incurred for the three and six-months ended December 31, 2009, respectively. For the same periods in the previous fiscal year, the Company was reimbursed $119,000. As of December 31, 2009, $1,147,000 was outstanding from Nycomed for reimbursable expenses.

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

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

During the 2008 fiscal year, UCB established new protocols under which new clinical trials for the treatment of SLE would be conducted and subsequently terminated the then existing SLE clinical trials. As a result of the UCB decision to terminate the two previous Phase III SLE trials, the Company ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period could be determinable.

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

9. Commitments and Contingencies

Employment Contracts

On June 28, 2007, the Amended and Restated Employment Agreement with Dr. Goldenberg was executed for the period through June 30, 2011. As part of this agreement a $150,000 annual minimum payment is paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments. The Amended and Restated Employment Agreement with Dr. Goldenberg was later amended and restated by Amendment No.1 to the Second Amended and Restated Employment Agreement, dated January 31, 2008 and the Second Amended and Restated Employment Agreement, dated December 17, 2008.

On December 31, 2006, the Company and Cynthia L. Sullivan entered into a two year agreement (subject to annual renewal), the Amended and Restated Employment Agreement pertaining to Ms. Sullivan’s service as the Company’s President and Chief Executive Officer. The Amended and Restated Employment Agreement with Ms. Sullivan was later amended and restated by the Second Amended and Restated Employment Agreement, dated December 17, 2008.

For more information regarding employment contracts, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and the notes to the audited financial statements contained therein.

Legal Matters

Former Investment Advisor/Broker

On April 15, 2009, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against its former investment advisor/broker, Banc of America Investment Services, Inc. and Banc of America Securities, LLC. In the arbitration, the Company claims that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning auction rate securities, inappropriately advising investment in auction rate securities, and failing to supervise their employees. The Company is seeking to rescind its initial investment in auction rate securities, of which $22,200,000 is outstanding as of December 31, 2009. The Company has also requested consequential damages, punitive damages, and other relief. FINRA has tentatively scheduled an arbitration hearing in this matter for September 2010.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

10. Subsequent Events

On January 19, 2010, in accordance with the terms of the Nycomed Agreement, the Company received a $5.0 million milestone payment in connection with the ITP study. The revenue recognition of this transaction will be recorded in the three-month period ending March 31, 2010.

On January 13, 2010, the Company sold two ARS with a par value of $6.0 million for an aggregate of $5.3 million. The ARS had an aggregate carrying value of $4.7 million. The Company will record a gain of $650,000 for the sale of these ARS for the three-month period ended March 31, 2010.

On January 11, 2010, the Company sold and received benefits of approximately $1,035,000 as a result of the State of New Jersey Net Operating Losses. This tax benefit transaction will be recorded in the three-month period ending March 31, 2010.

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

Overview

Immunomedics is a biopharmaceutical company focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes approximately 145 issued patents in the United States, and more than 300 other issued patents worldwide, protects our product candidates and technologies.

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

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of December 31, 2009, we employed 17 professionals in our research and development departments and 20 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

We were amortizing the $40 million payment received as part of the Nycomed Agreement over the original expected obligation period, which was December 2009. The expected completion of the obligation period was revised to the third quarter of fiscal 2010, due to slower than anticipated patient enrollment in the ITP clinical trials and resulted in $3.9 million of lower license fee revenues for the six-month period ended December 31, 2009, or approximately $0.05 earnings per share.

We also concluded that the $38 million payment received from UCB should be amortized over the expected obligation period of the UCB Agreement, which was initially estimated to end in November 2009. During the 2007 fiscal year, UCB decided to stop further new patient enrollment into the Systemic Lupus Erythematosus, or SLE, clinical trials designed and initiated by us. During the 2008 fiscal year, UCB established new protocols under which new clinical trials for the treatment of SLE would be conducted and subsequently terminated the then existing SLE clinical trials. As a result of the UCB decision to terminate the two previous Phase III SLE trials, we ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period could be determinable.

Under the terms of the UCB Agreement, UCB has sole responsibility for all clinical development, regulatory filings and related submissions, as well as all commercialization activities with respect to epratuzumab in all autoimmune indications. As of June 30, 2009, our only remaining obligation was to provide UCB with additional epratuzumab if requested. In August 2009, UCB relieved us of our remaining obligation to supply UCB with any further supplies for SLE. Therefore, for the three-month period ended September 30, 2009, we recorded as revenue the remainder of the $31.1 million of deferred revenue from UCB.

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

Auction Rate Securities

We hold a number of interest bearing auction rate securities, or ARS, that represent investments in pools of assets. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at pre-determined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. ARS have long-term scheduled maturities, but have interest rates that are typically reset at pre-determined intervals (every 28 days for the securities purchased by us), at which time the securities can typically be purchased or sold, creating a liquid market. In an active market for such investments, the rate reset for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par.

The ARS held are primarily AAA rated collateralized by student loans, guaranteed by the U.S. Government under the Federal Family Education Loan Program and backed by insurance companies. To date we have collected all interest payable on all ARS when due and expect to continue to do so in the future.

As of December 31, 2009, we held six auction rate securities with a par value of $22.2 million. These securities are classified as either current or long-term investments on the condensed consolidated balance sheet, based on their anticipated liquidity. Until February 2008, the auction rate securities market was highly liquid. During the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. The uncertainties in the credit markets have affected our holdings in ARS investments as the auctions for these securities have failed to settle on their respective settlement dates. In January 2010, we sold two ARS for $5.3 million (par value of $6.0 million) to a broker in a secondary market. The carrying value of the ARS was $4.7 million, resulting in a gain of $650,000 realized in the three-month period ended March 31, 2010. The remaining four ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.

We reviewed our ARS for impairment to determine whether the classification of the impairment is “temporary” or “other-than-temporary.” A temporary impairment results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. This treatment is appropriate when a loss in an investment is determined to be temporary in nature and a company has the ability to hold the investment until a recovery in market value takes place. Such an unrealized loss does not affect net income for the applicable accounting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

As a result of our assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, we determined that the estimated fair value does not approximate par value, although we continue to earn interest on the current auction rate security investments at the maximum contractual rate. Accordingly, beginning with the three-month period ended March 31, 2008, we recorded an other than temporary impairment charge of $2.2 million to reduce the value of the ARS to their estimated fair value. Utilizing this discounted cash flow model and the value of the ARS sold subsequent to December 31, 2009, we determined that the change in the estimated fair value of our investments in ARS for the six-month period ended December 31, 2009 resulted in an unrealized gain of $0.1 million, as compared to an other than temporary impairment charge of $0.3 million during the six-month period ended December 31, 2008. For the two ARS that were sold subsequent to December 31, 2009, we classified those ARS as current assets in the condensed consolidated balance sheet, at the net value that was received in their sale. We used a discounted cash flow model to determine the estimated fair value of our remaining non-current investment in ARS.

The significant assumptions used in preparing the discounted cash flow model as of December 31, 2009 include (i) estimates for the investment’s contractual bond coupon rates (ranging from 1.23% - 1.73%), (ii) the market yield interest rates (estimated at the U.S. Treasury Seven-Year Bond Rate of 3.39% plus a premium factor of 2.0%) and (iii) the effective maturity period of approximately seven years (which is the period the auctions are expected to resume its normal function). If our estimates regarding the fair value of these securities are inaccurate, a future other-than-temporary impairment charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and, as such, we may be required to record additional losses for impairment if we determine there are further declines in fair value. During the three and six-month periods ended December 31, 2009 we reported $145,000 and $289,000, respectively, of amortization of the market value discount of the ARS. During the three and six-month periods ended December 31, 2008 we reported $86,000 and $172,000, respectively, of amortization of the market value discount of the ARS.

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

Stock-Based Compensation

We have a stock incentive plan, the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization. This plan is described more fully in Note 7 to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2009 and Note 4 to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the six-month periods ended December 31, 2009 and 2008:

	Six-Month Periods Ended December 31,
	2009	2008
Expected dividend yield	0%	0%
Expected life of options (years)	5.78	5.31
Expected stock price volatility	92%	93%
Risk-free interest rate	2.80% - 3.12%	1.92 - 3.71%

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

Three-Month Period Ended December 31, 2009 Compared to 2008

Revenues

Revenues for the three-month period ended December 31, 2009 were $5,096,000, as compared to $8,513,000 for the same period in 2008, representing a decrease of $3,417,000 or 40%. The decrease for the three-month period ended December 31, 2009 is primarily the result of the recording of $3,914,000 of license fee revenue resulting from the Nycomed Agreement as compared to $7,272,000 of license fee revenues for the three-month period ended December 31, 2008. This reduction was due to the change in estimate of completing our obligations under the Nycomed Agreement from December 31, 2009 to the three-month period ending March 31, 2010. Product sales for the three-month period ended December 31, 2009 were $911,000, as compared to $746,000 for the same period in 2008, representing an increase of $165,000 or 22%. This increase resulted primarily from higher sales volume for sales of LeukoScan in Europe. Research and development revenues for the three-month period ended December 31, 2009 were $272,000 as compared to $446,000 for the previous year, due to the timing of the spending under the grant programs in place during each period.

Costs and Expenses

Total costs and expenses for the three-month period ended December 31, 2009 were $4,475,000, as compared to $7,032,000 for the same period in 2008, representing a decrease of $2,557,000 or 36%. Research and development expenses for the three-month period ended December 31, 2009 were $2,908,000 as compared to $5,581,000 for the same period in 2008, a decrease of $2,673,000 or 48%. The decrease in research and development expenses resulted primarily from $2,175,000 of increased expense reimbursements from Nycomed and $598,000 of reduced patent expenses from the previous year. Cost of goods sold for the three-month period ended December 31, 2009 was $79,000 as compared to $50,000 for the same period in 2008. Gross profit margins were 91% and 93%, respectively, for the three-month periods ended December 31, 2009 and 2008. General and administrative costs increased to $1,279,000 or 5% for the three-month period ended December 31, 2009, from $1,201,000 for the same period of 2008 due primarily to higher stock compensation expense ($173,000), partially offset by lower professional fees ($61,000) and insurance costs ($31,000).

Interest Income and Other Income

Interest and other income for the three-month period ended December 31, 2009 decreased to $263,000 compared to $449,000 for the same period in 2008, primarily due to lower rates of return on investments. This decline for the three-month period ended December 31, 2009 was partially offset by $145,000 for the amortization of the discount for the auction rate securities as compared to $86,000 for the three month period ended December 31, 2008.

Impairment Charge on Auction Rate Securities

A charge of $327,000 was reported for the three-month period ended December 31, 2008 for an other than temporary impairment charge on marketable securities associated with our investments in ARS. There was no similar charge for the three-month period ended December 31, 2009.

Foreign Currency Transaction Gain (Loss)

Foreign currency transactions amounted to a gain of $12,000 for the three-month period ended December 31, 2009 as compared to a loss of $40,000 for the same period in 2008, primarily as a result of currency fluctuations between the U.S. Dollar and the Euro.

Income Tax (Expense) Benefit

Income tax expense was $126,000 for the three-month period ended December 31, 2009 due to the profitability of the U.S. and foreign subsidiaries as compared to an income tax benefit of $1,330,000 for the three-month period ended December 31, 2008, as a result of the sale of our NOLs for $1,386,000 that was approved by the State of New Jersey. There was no sale of our NOLs for the three-month period ended December 31, 2009. In January 2010 we received an income tax benefit of $1,035,000 for the sale of our NOLs that was approved by the State of New Jersey.

Net Income

Net income for the three-month period ended December 31, 2009 was $770,000 or $0.01 per share as compared to a net income of $2,892,000 or $0.04 per share, for the same period in 2008 representing a decline of $2,121,000. The decline in net income reported in 2009 as compared to 2008 resulted primarily from the $3,358,000 of lower license fee revenue recorded from the Nycomed Agreement during the second quarter and $1,386,000 of lower tax benefit from the 2008 sale of tax NOL losses to the State of New Jersey. There was no such sale during the three-month period December 31, 2009. The decline in total revenue was partially offset by $2,557,000 in lower operating expenses for the three-month period ended December 31, 2009.

Six -Month Period Ended December 31, 2009 Compared to 2008

Revenues

Revenues for the six-month period ended December 31, 2009 were $44,121,000, as compared to $13,415,000 for the same period in 2008, representing an increase of $30,706,000 or 229%. The increase for the six-month period ended December 31, 2009 is primarily the result of recording license fee revenue of $31,145,000 for the UCB Agreement. There was no corresponding revenue for UCB in fiscal 2008. In August 2009, we received notice from UCB relieving us of our responsibilities for the manufacturing of epratuzumab, the only remaining obligation under the UCB agreement, thus allowing us to record the full amount of the remaining deferred license fee revenue. Product sales for the six-month period ended December 31, 2009 were $1,678,000, as compared to $1,807,000 for the same period in 2008, representing a decrease of $129,000 or 7% due to lower sales volume of LeukoScan in Europe over the previous year. Research and development revenues for the six-month period ended December 31, 2009 were $672,000 as compared to $642,000 for the previous year, an increase of $30,000 or 5% due to the timing and size of the grant programs in place in the current period.

Costs and Expenses

Total costs and expenses for the six-month period ended December 31, 2009 were $11,732,000, as compared to $14,326,000 for the same period in 2008, representing a decrease of $2,594,000 or 18%. Research and development expenses for the six-month period ended December 31, 2009 were $8,442,000 as compared to $11,189,000 for the same period in 2008, representing a decrease of $2,747,000 or 25%. The reduction in research and development expenses resulted primarily from $3,575,000 of increased expense reimbursement from Nycomed and $673,000 of lower patent-related expenses, partially offset by $1,039,000 of higher levels of materials, supplies and testing for Nycomed related production, $227,000 of higher spending for clinical trials and as well as higher headcount and related salaries and employee benefits. Cost of goods sold for the six-month period ended December 31, 2009 was $152,000 as compared to $170,000 for the same period in 2008. Gross profit margins were 91% for both of the first six months of fiscal 2010 and 2009. General and administrative costs were $2,719,000 for the six-month period ended December 31, 2009, and $2,570,000 for the same period in 2008, an increase of $149,000 or 5%. This increase is primarily attributable to the accrual of $577,000 of additional incentive compensation due to our Chairman in accordance with his employment agreement, resulting from the expectation of our profitability for the 2010 fiscal year. Such expectation is primarily the result of increased licensing fee revenue recognized under the UCB agreement. There can be no assurance that we will be profitable for the 2010 fiscal year. The increase in fiscal 2010 expenses was partially offset by $300,000 of additional incentive compensation paid in the previous year to our Chairman as a result of the consummation of the Nycomed Agreement (in accordance with his employment agreement); as well as lower payroll related expenses and reduced insurance expenses in the 2010 fiscal year.

Interest Income and Other Income

Interest income and other income for the six-month period ended December 31, 2009 was $498,000 as compared to $829,000 for the same period in 2008, a reduction of $331,000 or 40%. This decline was primarily the result of lower rates of return on investments and lower cash balances during the six months ended December 31, 2009. This decline for the six-month period ended December 31, 2009 was partially offset by $289,000 for the amortization of the discount for the ARS as compared to $172,000 for the six month period ended December 31, 2008.

Impairment Charge on Auction Rate Securities

A charge of $327,000 was reported for the six-month period ended December 31, 2008 for an other than temporary impairment charge on marketable securities associated with our investments in ARS with no comparable charge for the six-month period ended December 31, 2009.

Foreign Currency Transaction Gain (Loss)

Foreign currency transactions amounted to a gain of $61,000 for the six-month period ended December 31, 2009 as compared to a loss of $57,000 in 2008 due to currency fluctuations between the U.S. Dollar and the Euro.

Income Tax (Expense) Benefit

Income tax expense was $167,000 for the six-month period ended December 31, 2009 as compared to an income tax benefit of $1,134,000 for the same period in 2008. The income tax expense for 2009 was the result of foreign income taxes for the wholly-owned subsidiaries and the U.S. operations. The income tax benefit for the six-month period ended December 31, 2008, was a result of the sale of our NOLs for $1,386,000 that was approved by the State of New Jersey. There was no sale of our NOLs for the three-month period ended December 31, 2009. In January 2010 we received an income tax benefit of $1,035,000 for the sale of our NOLs that was approved by the State of New Jersey.

Net Income

Net income for the six-month period ended December 31, 2009 was $32,782,000 or $0.44 basic per share, as compared to a net income of $661,000, or $0.01 per share, for the same period in 2008, representing an improvement of $32,121,000. The improvement of the net income as compared to the same period in 2008 resulted primarily from the increase in licensing fee revenue from the UCB Agreement.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operations. Net cash used in operating activities for the six-month period ended December 31, 2009 was $8.3 million, compared to net cash provided by operating activities of $30.3 million for the six month period ended December 31, 2008. The previous year’s cash flow from operations benefited from the receipt of the $40.0 million of proceeds from the upfront payment from the completion of the Nycomed Agreement which occurred in August 2008.

Cash flows from investing. Net cash used in investing activities for the six-months ended December 31, 2009 was $468,000 compared to $147,000 of net cash provided by investing activities for the six months ended December 31, 2008. In fiscal year 2009, proceeds of $100,000 were received from the settlement of certain auction rate securities, offset by $568,000 of capital expenditures. In fiscal year 2008, proceeds of $600,000 were received from the settlement of certain auction rate securities, partially offset by $453,000 of capital expenditures during the six months ended December 31, 2008.

Cash flows from financing. Net cash provided by financing activities for the six-month periods ended December 31, 2009 and 2008 were less than $0.1 million.

Working Capital and Cash Requirements

At December 31, 2009, we had working capital of $18,858,000, representing an improvement of $39,063,000 from the working capital deficit of $20,205,000 at June 30, 2009. This increase in working capital is primarily a result of the recognition in fiscal year 2010 of $41,771,000 of deferred revenue from the UCB and Nycomed Agreements which were classified as current liabilities as of June 30, 2009 and the reclassification of $5,320,000 of auction rate securities from long-term asset to current asset. Partially offsetting this increase in working capital was our use of cash in operations of $8,326,000 during the six-month period ended December 31, 2009.

Our cash and cash equivalents amounted to $18,611,000 at December 31, 2009, representing a decrease of $8,800,000 from $27,391,000 at June 30, 2009. The decrease was primarily attributable to our use of cash in operations during the six-month period ended December 31, 2009. Subsequent to December 31, 2009, we received $11.3 million in cash, including a $5.0 million milestone payment in connection with the ITP clinical trials, $5,320,000 in proceeds from the sale of certain ARS and $1.0 million for the receipt of the sale of the tax benefit of the State of New Jersey Net Operating Losses.

Our remaining ARS with a par value of $16.2 million consist primarily of AAA rated securities that have an estimated fair value of $12.5 million. Auctions for our invested amounts began failing in February 2008 and have not succeeded since then, and we have been unable to liquidate our auction rate securities at par. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found, such buyer may only be willing to purchase the investments at a price below par. Further, rating downgrades of the security issuer or the third-parties insuring such investments may further impact our ability to auction or sell these securities.

It is possible that the potential lack of liquidity in our auction rate security investments could adversely affect our ability to fund our future operations. We cannot predict whether future auctions related to auction rate securities will be successful or if these securities can be sold in a secondary market at valuations that are reasonable to us. We are currently seeking alternatives for reducing our exposure to the auction rate market, but may not be able to identify any such alternative.

With the $18.6 million of unrestricted cash and cash equivalents at December 31, 2009, and considering the cash proceeds of $11.3 million received in January 2010, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. During fiscal 2010, we are also advancing plans to initiate a Phase III registration trial of veltuzumab in non-Hodgkin’s lymphoma. We do not plan to initiate such trial unless we obtain additional funding, for which we are considering a number of funding alternatives. We intend to continue expending substantial capital on our research and development programs. We will need to raise additional capital in order to obtain the necessary regulatory approvals and then commercialize our therapeutic product candidates.

We also expect future research and development activities to continue over time and we do not have adequate cash to complete our research and development compounds in our development pipeline in line with our corporate strategy. As a result, we will require additional financial resources in order to continue our research and development programs, clinical trials of product candidates and regulatory filings. Our ability to raise capital through public and private debt or equity financings may be negatively impacted by the recent downturn in the economy. There can be no assurances that financing will be available when we need it on terms acceptable to us, if at all.

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

During the early part of 2008, securities known as auction rate securities (“ARS”), which historically have had a liquid market and had their interest rates reset periodically (e.g., monthly) through dutch auctions, began to fail. These widespread failures have continued to date. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or a buyer is found outside of the auction process, of which there is no assurance. As of December 31, 2009, the Company has $22.2 million of par value invested in ARS with long-term nominal maturities for which interest rates are reset through a dutch-auction each month. The Company’s investments in ARS all currently have AAA/Aaa credit ratings and interest continues to be paid by the issuers of the securities. The ARS held are all AAA rated collateralized by student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program and backed by insurance companies.

The estimated fair market value at December 31, 2009 of the Company’s ARS with continuing auction failures totaled approximately $17.8 million. Subsequent to December 31, 2009 the Company sold two of the auction rate securities with a par value of $6.0 million in a secondary market at a discounted value of $5.3 million. The other four auction rate securities are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process, of which there is no assurance. The Company estimated the fair value of the remaining auction rate securities using a discounted cash flow model to determine the estimated fair value of its investment in ARS as of December 31, 2009. The Company reviews for impairment in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. This treatment is appropriate when a loss in an investment is determined to be temporary in nature and the Company has the intent and ability to hold the investment until a recovery in market value takes place. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income for the applicable accounting period.

The table below presents the amounts and related weighted average interest rates by fiscal year of maturity for our investment portfolio in marketable securities as of December 31, 2009:

	Expected Maturity Date
	2010	2011	2012	2013	2014	2015 and thereafter	Total	Fair Value
	(in thousands)
Variable rate (1)	$6,000	—	—	—	—	$16,200	$22,200	$17,804
Average Interest rate	1.57%	—	—	—	—	1.56%	1.57%

(1)	Par values are shown in the table.

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

(b) Changes in Internal Controls Over Financial Reporting. There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Former Investment Advisor/Broker

On April 15, 2009, we initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against our former investment advisor/broker, Banc of America Investment Services, Inc. and Banc of America Securities, LLC. In the arbitration, we claim that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning auction rate securities, inappropriately advising investment in auction rate securities, and failing to supervise their employees. We seek to rescind our initial investment in auction rate securities, of which $22,200,000 was outstanding as of December 31, 2009. We have also requested consequential damages, punitive damages, and other relief. FINRA has tentatively scheduled an arbitration hearing in this matter for September 2010.

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

We have incurred significant operating losses since our formation in 1982. As of December 31, 2009, we had an accumulated deficit of approximately $207,000,000. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue to date have been derived from our prior licensing agreements with UCB and Nycomed. Under such agreements, we have been required to defer significant portions of revenue in accordance with applicable accounting rules. The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our underlying business operations or related cash flows. For example, for the six months ended December 31, 2009, we were profitable primarily because of the recognition during the period of all remaining $31.1 million of deferred revenue resulting from our 2006 agreement with UCB. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only significant product sales we have earned to date have come from the limited sales of our diagnostic imaging products. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic products and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. We expect to continue to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

Negative conditions in the global credit markets have impaired the liquidity of our investment in auction rate securities.

Our auction rate securities consist of AAA rated auction rate securities at a par value of $22.2 million as of December 31, 2009, of which $16.1 million is unsold as of February 1, 2010. The continued negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit markets do not improve, auctions for our invested amounts may continue to fail. If an auction continues to fail for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found, such buyer may only be willing to purchase the investments at price below par. Further, rating downgrades of the security issuer or the third-parties insuring such investments may further impact our ability to auction or sell these securities.

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

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•	$40,000,000 from Nycomed in August 2008 to license the rights to develop, manufacture and commercialize veltuzumab for the treatment of all non-cancer indications;

•	$38,000,000 from UCB in May 2006 to license the rights to develop, manufacture and commercialize epratuzumab for the treatment of all autoimmune disease indications;

•	approximately $259,000,000 from the public and private sale of our debt and equity securities through December 31, 2009; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman, Chief Scientific Officer and Chief Medical Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the six months ended December 31, 2009, we have incurred $247,000 of research expenses for activities conducted by CMMI on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have research collaborations with CMMI. Dr. Goldenberg is also a minority stockholder, director and officer of our majority-owned subsidiary, IBC. Dr. Goldenberg is the primary inventor of new intellectual property for Immunomedics and IBC and is largely responsible for allocating ownership between the two companies.

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

At February 1, 2010, we had 75,261,579 shares of common stock outstanding, 6,613,746 additional shares reserved for the exercise of outstanding options and restricted stock units and 4,834,837 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plans.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of December 31, 2009, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 11% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

At February 1, 2010, we had 75,261,579 shares of common stock outstanding, 6,613,746 additional shares reserved for the exercise of outstanding options and restricted stock units and 4,834,837 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plan.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders, or the Annual Meeting, was held on December 2, 2009. A quorum of 67,206,001 shares of common stock was represented in person or by proxy out of a total of 75,223,715 shares of common stock issued and outstanding and entitled to vote at the Annual Meeting (89.3%).

The matters that were voted on at the Annual Meeting were:

(A) A proposal to elect the following persons to our Board of Directors to serve until the 2010 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified:

Dr. David M. Goldenberg;

Cynthia L. Sullivan;

Dr. Morton Coleman;

Brian A. Markison;

Mary E. Paetzold;

Don C. Stark; and

Dr. Edward T. Wolynic.

(B) A proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2010.

The results of the votes of the Annual Meeting were as follows:

Proposal A	For	Against/Withheld
Election of the following persons to our Board of Directors:
Dr. David Goldenberg	61,215,846	5,990,155
Cynthia L. Sullivan	61,306,383	5,899,618
Dr. Morton Coleman	62,223,000	4,983,001
Brian A. Markison	61,620,988	5,585,013
Mary E. Paetzold	61,621,620	5,584,381
Don C. Stark	61,593,061	5,612,940
Dr. Edward T. Wolynic	61,337,040	5,868,961

	Number of Shares of Common Stock
Proposal B	For	Against	Abstain
Ratification of the appointment of Ernst & Young LLP, as our independent registered public accounting firm for the fiscal year ending June 30, 2010	64,037,519	3,030,173	138,308

Accordingly, our stockholders elected Dr. David M. Goldenberg, Cynthia L. Sullivan, Dr. Morton Coleman, Brian A. Markison, Mary E. Paetzold, Don C. Stark and Dr. Edward T. Wolynic to serve until our 2010 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified. Our stockholders also ratified the appointment of Ernst & Young LLP, as our independent registered public accounting firm for the fiscal year ending June 30, 2010.

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

IMMUNOMEDICS, INC.

February 2, 2010	By:	/S/ CYNTHIA L. SULLIVAN
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

February 2, 2010	By:	/S/ GERARD G. GORMAN
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