Form 10-Q
period 2010-03-31
IMMUNOMEDICS INC
filed 2010-05-10
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares of the registrant’s common stock outstanding as of May 7, 2010 was 75,267,578.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	June 30, 2009
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$24,854,076	$27,390,778
Accounts receivable, net of allowance for doubtful accounts of $110,000 and $133,000, at March 31, 2010 and June 30, 2009, respectively	779,487	702,021
Inventory	59,808	232,920
Other receivables Inventory	1,038,557	1,128,835
Prepaid expenses	539,956	375,934
Other current assets	105,113	396,293

Total current assets	27,376,997	30,226,781
Property and equipment, net of accumulated depreciation of $22,590,779 and $21,497,700, at March 31, 2010 and June 30, 2009, respectively	4,667,908	5,079,354
Auction rate securities – non-current	12,437,943	17,458,349
Value of life insurance policies	518,428	486,428
Other long-term assets	30,000	30,000

	$45,031,276	$53,280,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,546,130	$4,746,286
Deferred revenues – current portion	—	45,685,385

Total current liabilities	4,546,130	50,431,671

Deferred rent	952,633	872,700
Commitments and Contingencies
Stockholders’ equity :
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2010 and June 30, 2009	—	—
Common stock, $0.01 par value; authorized 110,000,000 shares; issued and outstanding, 75,261,579 shares at March 31, 2010 and 75,137,831 shares at June 30, 2009	752,615	751,378
Capital contributed in excess of par	242,517,471	241,077,890
Treasury stock, at cost, 34,725 shares at March 31, 2010 and at June 30, 2009	(458,370)	(458,370)
Accumulated deficit	(203,572,520)	(239,824,199)
Accumulated other comprehensive income	293,317	429,842

Total stockholders’ equity	39,532,513	1,976,541

	$45,031,276	$53,280,912

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(unaudited)
Revenues:
Product sales	$969,982	$829,391	$2,648,181	$2,636,742
License fee and other revenues	8,913,800	7,272,000	50,685,385	18,237,000
Research and development	810,905	208,115	1,482,506	850,466

Total revenues	10,694,687	8,309,506	54,816,072	21,724,208

Costs and Expenses:
Costs of goods sold	681,575	93,913	833,893	264,351
Research and development	6,267,987	5,875,427	14,709,765	17,064,744
Sales and marketing	201,714	237,408	621,163	633,256
General and administrative	1,353,735	1,153,323	4,072,397	3,723,460

Total costs and expenses	8,505,011	7,360,071	20,237,218	21,685,811

Operating income	2,189,676	949,435	34,578,854	38,397
Gain (loss) on auction rate securities, net	204,450	(313,646)	204,450	(581,732)
Interest and other income	157,591	191,064	655,800	961,088
Interest expense	—	—	—	(6,500)
Foreign currency transaction gain (loss)	44,765	11,794	105,988	(45,269)

Income before income tax benefit	2,596,482	838,647	35,545,092	365,984
Income tax benefit (expense)	873,243	(80,684)	706,587	1,053,014

Net income	$3,469,725	$757,963	$36,251,679	$1,418,998

Earnings per common share:
Basic	$0.05	$0.01	$0.48	$0.02

Diluted	$0.05	$0.01	$0.48	$0.02

Weighted average shares used to calculate earnings per common share:
Basic	75,225,668	75,137,831	75,188,779	75,120,828

Diluted	75,757,357	75,312,831	75,817,109	75,287,604

Comprehensive income :
Net income	$3,469,725	$757,963	$36,251,679	$1,418,998
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(158,408)	(65,205)	(136,525)	(231,273)
Unrealized loss on securities available for sale - net	(134,551)	—	—	—

Other comprehensive loss	(292,959)	(65,205)	(136,525)	(231,273)

Comprehensive income	$3,176,766	$692,758	$36,115,154	$1,187,725

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net income	$36,251,679	$1,418,998
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,093,079	1,108,657
Increase in deferred revenue from Nycomed Agreement	—	40,000,000
Amortization of deferred revenue	(45,685,385)	(18,188,000)
Decrease in allowance for doubtful accounts	(23,388)	(94,041)
Increase in inventory reserve	600,000	—
Impairment charge on auction rate securities	447,417	650,906
Amortization of discounts of auction rate securities	(395,144)	(258,391)
Gain on sale/redemption of auction rate securities	(651,867)	(69,174)
Non-cash expense relating to issuance of stock options	1,422,881	985,979
Non-cash increase in value of life insurance policy	(32,000)	(7,572)
Amortization of deferred rent	79,933	79,933
Changes in other operating assets and liabilities	(463,686)	256,415
Other	(136,525)	(231,273)

Net cash (used in) provided by operating activities	(7,493,006)	25,652,437

Cash flows from investing activities:
Purchases of property and equipment	(681,633)	(529,896)
Proceeds from sales of auction rate securities	5,620,000	700,000

Net cash provided by investing activities	4,938,367	170,104

Cash flows from financing activities:
Exercise/settlement of stock options, net	17,937	7,000

Net cash provided by financing activities	17,937	7,000

Net (decrease) increase in cash and cash equivalents	(2,536,702)	25,829,541
Cash and cash equivalents, beginning of period	27,390,778	6,132,470

Cash and cash equivalents, end of period	$24,854,076	$31,962,011

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

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2009 has been derived from the Company’s audited fiscal 2009 consolidated financial statements. Operating results for the three and nine-month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2010, or any other period.

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

As of March 31, 2010, the Company has $24.9 million of unrestricted cash and cash equivalents. The Company believes it has sufficient funds to continue its operations and research and development programs for at least the next twelve months. During the remainder of fiscal 2010, the Company is also advancing plans to initiate a Phase III registration trial of veltuzumab in non-Hodgkin’s lymphoma. The Company does not plan to initiate such trial unless it obtains additional funding, for which it is considering a number of funding alternatives. The Company intends to continue expending substantial capital on its research and development programs. Immunomedics will need to raise additional capital in order to obtain the necessary regulatory approvals and then commercialize its therapeutic product candidates.

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

Concentration of Credit Risk

As of March 31, 2010, the Company has $16.0 million in par value invested in auction rate securities (“ARS”), which are AAA rated securities collateralized by student loans, guaranteed by the U.S. Government under the Federal Family Education Loan Program and backed by insurance companies. These securities have long-term nominal maturities for which interest rates are reset through a dutch-auction each month and these auctions had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, there have been no successful auctions subsequent to February 2008 for any of the ARS held by the Company. The estimated fair market value of these ARS at March 31, 2010, is approximately $12.4 million, which has been classified as non-current assets on the condensed consolidated balance sheet. See the discussion below on Estimated Fair Value of Financial Instruments for a discussion of valuation assumptions utilized by the Company to estimate the fair value of its ARS.

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

Financial assets recorded on the condensed consolidated balance sheet as of March 31, 2010 are categorized based on the inputs to the valuation techniques as follows (in thousands):

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

	As of March 31, 2010 ($ in thousands)
	Level 1	Level 2	Level 3	Total
Money Market Funds	$21,251	$—	$—	$21,251
Auction Rate Securities	—	—	12,438	12,438

Total	$21,251	$—	$12,438	$33,689

The money market funds noted above are included in cash and cash equivalents. The fair value of all auction rate securities was estimated using a discounted cash flow model as of March 31, 2010. See Note 3 for a description of the assumptions and methods used to estimate the fair value of the ARS.

The following is a reconciliation of the beginning and ending balances of the financial assets categorized as Level 3 in the table above (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction Rate Securities
Beginning balance at June 30, 2009	$17,458

Total gains (realized or unrealized,) net:
Included in earnings	600
Included in other comprehensive income	—
Settlements	(5,620)
Transfers out of Level 3	—

Ending balance at March 31, 2010	$12,438

Change in unrealized gain relating to assets still held at March 31, 2010	$—

The amount of total gains or (losses) for the nine-month period ended March 31, 2010 included in earnings attributable to other than temporary losses relating to assets still held at March 31, 2010	$(447)

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

Inventory

Inventory, which consists of the work-in-process and finished product for sales of LeukoScan, is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. An inventory reserve is recorded for product that is not deemed to be saleable, if necessary. During the three-month period ended March 31, 2010, the Company completed its standard quality control testing procedures for its Leukoscan work-in-process inventory ($600,000), the results of which became available in April 2010.The results of these procedures noted that due to a third-party manufacturer’s process deviation the product did not meet the Company’s quality control standards. The Company therefore established an inventory reserve for the entire work-in-process inventory. At June 30, 2009, the Company did not record an inventory reserve as all inventory was deemed saleable. As of March 31, 2010, the net inventory balance consisted of finished goods of $59,808. As of June 30, 2009, the inventory balance consisted of finished goods only.

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

Benefits received resulting from the sale of certain of our State of New Jersey Net Operating Losses (“NOL”) are recognized as a tax benefit when the NOL is approved for sale by the State of New Jersey and collectability is reasonably assured. During the three months ended March 31, 2010, the Company sold and received benefits of approximately $1,035,000 as a result of the State of New Jersey NOLs. No benefits were sold during the three months ended March 31, 2009. For the nine-month periods ended March 31, 2010 and 2009, the Company sold and received benefits of approximately $1,035,000 and $1,386,000, respectively. For the three and nine-month periods ended March 31, 2010, U.S. taxes of $72,000 and $122,000 were provided for, net of the utilization of deferred tax assets and the valuation allowance recorded upon it. For the three and nine month periods ended March 31, 2009, U.S. income taxes were not provided for because the Company utilized deferred tax assets which had a full valuation allowance recorded upon it.

Income taxes were provided for profitable foreign jurisdictions at the applicable effective tax rate during the nine-month periods ended March 31, 2010 and 2009. The income taxes for foreign jurisdictions for the three and nine-month periods ended March 31, 2010 includes $89,000 and $206,000 respectively, for liabilities resulting from taxable foreign entities, as compared to $20,000 and $256,000 for the three and nine month periods ended March 31, 2009, respectively.

Net Income Per Share Allocable to Common Stockholders

Basic net income per share is based upon the weighted average number of shares of common stock and vested shares outstanding. Diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed vesting of restricted stock units and assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock during the three and nine month periods ended March 31, 2010 and 2009, are calculated under the treasury stock method.

Comprehensive Income

Comprehensive income consists of net income, net unrealized (losses)/gains on securities available for sale and foreign exchange translation adjustments and is presented in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Recently Issued Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820)”. This standard requires disclosure of the transfers in and out of Level 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs. The adoption of this standard effective January 1, 2010 did not have a material impact on the Company’s condensed consolidated financial statements.

3.	Auction Rate Securities

Immunomedics securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as a separate component of accumulated other comprehensive loss. Immunomedics considers all of its investments to be available-for-sale. Auction rate securities at March 31, 2010 and June 30, 2009 consist of the following ($ in thousands):

	Adjusted Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
March 31, 2010
Auction Rate Securities	$12,438	$—	$—	$12,438

	$12,438	$—	$—	$12,438

June 30, 2009
Auction Rate Securities	$17,458	$—	$—	$17,458

	$17,458	$—	$—	$17,458

ARS are debt instruments that represent investments in pools of assets. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The Company’s ARS have long-term scheduled maturities, ranging from 2032 to 2046, but have interest rates that are typically reset at pre-determined intervals (every 28 days for the securities purchased by the Company), at which time the securities can typically be purchased or sold, creating a liquid market. When there is an active market for such investments, the reset rate for each instrument is an opportunity to accept the rates that reset or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. As discussed below, the auctions failed during fiscal 2008 and have not settled in an active market since that time.

The ARS held are primarily AAA rated collateralized by student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program and backed by insurance companies. To date, the Company has collected all interest payable on all of the ARS when due and expects to continue to do so in the future.

As of March 31, 2010, the Company held four ARS with a par value of $16.0 million. During the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. The continued uncertainties in the credit markets have affected the Company’s holdings in ARS investments as the auctions for these securities have failed to settle on their respective settlement dates. During the three and nine-month periods ended March 31, 2010, the Company sold ARS with an adjusted cost basis of $5.0 million, in the secondary market for $5.6 million, resulting in a gain of $0.6 million which was recorded in the condensed consolidated statement of operations. During the three and nine-month periods ended March 31, 2009, the Company settled $0.1 million and $0.7 million of ARS at par value, resulting in gains of $10,000 and $69,000, respectively. The four ARS held by the Company are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process, of which there is no assurance.

As a result of the Company’s assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, the Company determined that the estimated fair value of the remaining ARS is less than par value, although the Company continues to earn interest on the current auction rate security investments at the maximum contractual rate. The Company used a discounted cash flow model to determine the estimated fair value of its remaining non-current investment in ARS of $16.0 million as of March 31, 2010. Utilizing this discounted cash flow model the Company determined that the estimated fair value of its investments in ARS decreased for the three and nine-month periods ended March 31, 2010 and recorded an additional other than temporary impairment charge of $0.4 million to reduce the value of the ARS to their estimated fair value, as compared to additional other than temporary impairment charges of $0.3 million and $0.7 million, respectively for the three and nine-month periods ended March 31, 2009.

The significant assumptions used in preparing the discounted cash flow model as of March 31, 2010 include (i) estimates for the investment’s contractual bond coupon rates (ranging from 1.25% - 1.75%), (ii) the market yield interest rates (estimated at the U.S. Treasury Seven-Year Bond Rate of 3.28% plus a premium factor of 2.0%) and (iii) the effective maturity period of seven years (which is the period the auctions are expected to resume their normal function). If the Company’s estimates regarding the fair value of these securities are inaccurate, a future other-than-temporary impairment charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and, as such, the Company may be required to record additional losses for impairment if the Company determines there are further declines in fair value. During the three and nine-month periods ended March 31, 2010, the Company reported $106,000 and $395,000, respectively, as interest income for the recognition of a portion of the market value discount of the ARS, as compared to $87,000 and $258,000, for the three and nine-month periods ended March 31, 2009.

4.	Stock Incentive Plan

A summary of the 2006 Stock Incentive Plan, as amended (the “Plan”), is provided in Note 7 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally vest based on four years of continuous service and have 7-year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, are vested immediately and have 7-year contractual terms. Under the plan at March 31, 2010 there are 11,448,583 shares of common stock authorized for issuance, which was comprised of 4,449,975 shares of common stock previously available under the 2002 Employee Share Option Plan (the “2002 Plan”) and an additional 6,998,608 shares of common stock under the Plan. At March 31, 2010, 4,800,670 stock options were still available for future grant and shares of common stock were reserved for possible future issuance upon exercise of stock options both currently outstanding and which may be issued in the future.

The fair value of each option granted during the nine-month periods ended March 31, 2010 and 2009 is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the following table:

	Nine-month periods ended March 31,
	2010	2009
Expected dividend yield	0%	0%
Expected option term (years)	5.78	5.31
Expected stock price volatility	92%	93%
Risk-free interest rate	2.80 - 3.32%	1.92 - 3.71%

The weighted average fair value at the date of grant for options granted during the nine-month periods ended March 31, 2010 and 2009 were $2.60 and $1.92 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated based on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the nine-month period ended March 31, 2010 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2009	6,416,433	$6.77
Granted	98,500	$3.45
Exercised	(109,750)	$2.35
Cancelled or forfeited	(40,187)	$10.59

Outstanding, March 31, 2010	6,364,996	$6.77	3.92	$2,362,000

Exercisable, March 31, 2010	4,843,830	$8.01	3.35	$1,362,000

The Company has 1,521,166 non-vested options outstanding as of March 31, 2010. As of March 31, 2010, there was $3,021,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.5 years. The Company recorded $469,000 and $1,376,000 for stock-based compensation for the three and nine-month periods ended March 31, 2010 as compared to $309,000 and $986,000 for the three and nine-month periods ended March 31, 2009, respectively.

As part of the Plan, on the date of each annual stockholder meeting, each non-employee Board member who continues to serve as a non-employee Board member shall automatically be granted restricted stock units covering not more than an additional 5,000 shares of common stock provided such individual has served as a non-employee Board member for a period of at least three months. The Company recorded stock-based compensation expense for these non-employee Board members restricted stock units of $23,000 and $47,000 for the three and nine-month periods ended March 31, 2010 as compared to $10,000 and $43,000 for the three and nine-month periods ended March 31, 2009.

A summary of the Company’s non-vested restricted stock units at July 1, 2009, and changes during the nine-month period ended March 31, 2010 is presented below:

Outstanding Non-Vested Restricted Stock Units	Number of Awards
Non-vested at July 1, 2009	335,000
Granted	29,167
Vested	(81,250)
Forfeited	—

Non-vested at March 31, 2010	282,917

5.	Earnings Per Share

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net income	$3,470	$758	$36,252	$1,419

Basic earnings per share:
Weighted average basic common shares outstanding	75,226	75,138	75,189	75,121
Basic earnings per share	$0.05	$0.01	$0.48	$0.02

Diluted earnings per share:
Weighted average basic common shares outstanding	75,226	75,138	75,189	75,121
Dilutive effect of stock options outstanding	430	13	503	13
Dilutive effect of restricted stock units	101	175	125	167

Weighted average diluted common shares outstanding	75,757	75,326	75,817	75,301

Diluted earnings per share	$0.05	$0.01	$0.48	$0.02

Stock options excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	5,935	5,992	5,862	5,992
Restricted stock units excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	181	—	158	8

6.	Geographic Segments

Immunomedics manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based products for cancer, autoimmune and other serious diseases, and it currently reports as a single industry segment. Immunomedics conducts its research and development activities primarily in the United States. Immunomedics markets and sells LeukoScan throughout Europe and in certain other markets outside the United States.

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the three and nine-month periods ended March 31, 2010 and 2009 ($ in thousands):

	Three-Months Ended March 31, 2010
	United States	Europe	Total
Total assets	$42,373	$2,658	$45,031
Property and equipment, net	4,666	2	4,668
Revenues	9,728	967	10,695
Income before taxes	2,266	330	2,596

	Three-Months Ended March 31, 2009
	United States	Europe	Total
Total assets	$55,776	$3,390	$59,166
Property and equipment, net	5,342	2	5,344
Revenues	7,486	823	8,309
Income before taxes	658	181	839

	Nine-Months Ended March 31, 2010
	United States	Europe	Total
Revenues	$52,186	$2,630	$54,816
Income before taxes	34,758	787	35,545

	Nine-Months Ended March 31, 2009
	United States	Europe	Total
Revenues	$19,114	$2,610	$21,724
Income (loss) before taxes	(226)	592	366

7.	Related Party Transactions

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

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $111,000 and $368,000 for the three and nine-month periods ended March 31, 2010, respectively, as compared to $57,000 and $141,000 for the three and nine-month periods ended March 31, 2009. The Company also provides to CMMI, at no cost, laboratory materials and supplies. The Company incurred legal expenses on behalf of CMMI for patent related matters for the three and nine-month periods ended March 31, 2010 of $13,000 and $43,000 as compared to $8,000 and $14,000 for the three and nine-month periods ended March 31, 2009. The Company has first rights to license those patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

For each of the three and nine-month periods ended March 31, 2010 and 2009, Dr. Goldenberg received $13,750 and $41,250 respectively, in compensation for his services to IBC.

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

Under the terms of the agreement, the Company made a minimum payment of $150,000 to Dr. Goldenberg during each of the fiscal years during the Goldenberg Agreement, payable in equal quarterly payments, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. For the nine-month period ended March 31, 2010 no additional incentive compensation payments were made to Dr. Goldenberg other than the $37,500 minimum quarterly payments. During the nine-month-period ended March 31, 2010, in accordance with the terms of the Goldenberg Agreement, the Company accrued an additional $683,000 for additional incentive compensation for Dr. Goldenberg to be paid upon the completion of the 2010 fiscal year due to the expectation of the Company’s profitability for the 2010 fiscal year. Such expectation is primarily the result of the prior and anticipated recognition of deferred revenues resulting from the UCB and Nycomed agreements. However, there can be no assurance that the Company will be profitable for the 2010 fiscal year. During the nine-month period ended March 31, 2009, in accordance with the terms of the Goldenberg Agreement for additional incentive compensation for transactional payments, a payment of $300,000 was made to Dr. Goldenberg as a result of the completion of the Nycomed Agreement.

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

Under the terms of the Nycomed Agreement, Immunomedics received a non-refundable initial cash payment of $40.0 million on August 21, 2008. Immunomedics could also receive potential cash milestone payments of up to $580.0 million. The Company will also receive an escalating double digit royalty based on annual net sales, if any, by Nycomed, its affiliates or sublicenses under the Nycomed Agreement during the royalty term. In the three-month period ended March 31, 2010 a $5.0 million milestone payment was received by the Company upon the completion of the first clinical milestone event related to the Immune Thrombocytopenic Purpura, or ITP, clinical trial. No other clinical milestones or royalty payments were earned or received prior to this receipt. There can be no assurance that the other clinical, regulatory or sales milestones will be met and therefore there can be no assurance that the Company will receive any future payments.

As the Company had continuing obligations under the Nycomed Agreement, the Company recorded the $40 million non-refundable payment as deferred revenue and the Company was recognizing this amount through December 2009, which was the Company’s best estimate of the period of time required for the Company to fulfill its obligations under the Nycomed Agreement. In September 2009, it was determined that the Company’s obligations would not be completed until the third quarter of fiscal 2010. These obligations were completed in March 2010. Accordingly, the Company recognized $3,914,000 and $14,540,000 as License Fee Revenues for the three and nine-month periods ended March 31, 2010 as compared to $7,272,000 and $18,188,000 for the three and nine-month periods ended March 31, 2009.

Nycomed is solely responsible for the development, manufacturing and commercialization of veltuzumab, for the subcutaneous formulation, for all non-cancer indications. The Company’s major obligations were to complete the research and development activities as specified in the Nycomed Agreement and to manufacture and supply veltuzumab to Nycomed for the quantity of materials for the period of time specified in the Nycomed Agreement. The Company completed its manufacturing and supply obligations by December 31, 2009 and completed its’ responsibilities in the Phase I/II study in ITP during the three-month period ended March 31, 2010.

For the three and nine-month periods ended March 31, 2010, the Company manufactured materials for Nycomed aggregating $675,000 and $5,151,000, respectively, as outlined in the Nycomed Agreement. For the same periods in the previous fiscal year, the Company manufactured materials for Nycomed aggregating $93,000 and $1,172,000, respectively, for the three and nine-month periods ended March 31, 2009. In addition, Immunomedics is to complete the research and development activities indicated in the Nycomed Agreement, for which the Company will be reimbursed by Nycomed for all direct costs, of which $32,000 and $329,000 has been incurred for the three and nine-months ended March 31, 2010, respectively. For the same periods in the previous fiscal year, the Company was reimbursed $84,000 and $203,000, respectively. As of March 31, 2010, $701,000 was outstanding from Nycomed for reimbursable expenses.

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

Legal Matters

Former Investment Advisor/Broker

On April 15, 2009, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against its former investment advisor/broker, Banc of America Investment Services, Inc. and Banc of America Securities, LLC. In the arbitration, the Company claims that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning auction rate securities, inappropriately advising investment in auction rate securities, and failing to supervise their employees. The Company is seeking to rescind its initial investment in auction rate securities, of which $16,000,000 is outstanding as of March 31, 2010. The Company has also requested consequential damages, punitive damages, and other relief. FINRA has tentatively scheduled an arbitration hearing in this matter for September 2010.

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

Overview

Immunomedics is a biopharmaceutical company focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes approximately 149 issued patents in the United States, and more than 375 other issued patents worldwide, protects our product candidates and technologies.

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

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of March 31, 2010, we employed 17 professionals in our research and development departments and 22 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

We were amortizing the $40 million payment received as part of the Nycomed Agreement over the original expected obligation period, which was December 2009. These obligations were ultimately completed in March 2010, with the final $3.9 million of the license fee revenue reported in the three-month period ended March 31, 2010. Under the terms of the Nycomed Agreement, upon completion of our obligation in connection with the ITP study we recorded as revenue the receipt of a $5.0 million milestone payment during the three-month period ended March 31, 2010.

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

As of March 31 2010, we held four auction rate securities with a par value of $16.0 million. These securities are classified as long-term investments on the condensed consolidated balance sheet, based on their anticipated liquidity. Until February 2008, the auction rate securities market was highly liquid. During the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. The uncertainties in the credit markets have affected our holdings in ARS investments as the auctions for these securities have failed to settle on their respective settlement dates. During the nine-month period ended March 31, 2010, we sold two ARS for $5.3 million (par value of $6.0 million) to a broker in a secondary market. In addition, $0.3 million of ARS were redeemed at par value. The carrying value of the ARS was $5.0 million, resulting in a gain of $0.6 million realized in the nine-month period ended March 31, 2010. The remaining four ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.

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

As a result of our assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, we determined that the estimated fair value does not approximate par value, although we continue to earn interest on the current auction rate security investments at the maximum contractual rate. Accordingly, beginning with the three-month period ended March 31, 2008, we recorded an other than temporary impairment charge to reduce the value of the ARS to their estimated fair value. Utilizing this discounted cash flow model we determined that the change in the estimated fair value of our remaining investments in ARS for the three and nine-month periods ended March 31, 2010 resulted in unrealized impairment charges of $0.5 million and $0.4 million, respectively. The Company recorded an other than temporary impairment charge of $0.3 and $0.7 million during the three and nine-month periods ended March 31, 2009, respectively. We used a discounted cash flow model to determine the estimated fair value of our investment in ARS.

The significant assumptions used in preparing the discounted cash flow model as of March 31, 2010 include (i) estimates for the investment’s contractual bond coupon rates (ranging from 1.25%—1.75%), (ii) the market yield interest rates (estimated at the U.S. Treasury Seven-Year Bond Rate of 3.28% plus a premium factor of 2.0%) and (iii) the effective maturity period of approximately seven years (which is the period the auctions are expected to resume its normal function). If our estimates regarding the fair value of these securities are inaccurate, a future other-than-temporary impairment charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and, as such, we may be required to record additional losses for impairment if we determine there are further declines in fair value. During the three and nine-month periods ended March 31, 2010, we reported $106,000 and $395,000, respectively, of amortization of the market value discount of the ARS. During the three and nine-month periods ended March 31, 2009, we reported $87,000 and $258,000, respectively, of amortization of the market value discount of the ARS.

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

Stock-Based Compensation

We have a stock incentive plan, the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization. This plan is described more fully in Note 7 to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2009 and Note 4 to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the nine-month periods ended March 31, 2010 and 2009:

	Nine-Month Period Ended March 31,
	2010	2009
Expected dividend yield	0.0%	0.0%
Expected life of options (years)	5.78	5.31
Expected stock price volatility	92%	93%
Risk-free interest rate	2.80-3.32%	1.92-3.71%

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

Three -Month Period Ended March 31, 2010 Compared to 2009

Revenues

Revenues for the three-month period ended March 31, 2010 were $10,695,000, as compared to $8,309,000 for the same period in 2009, representing an increase of $2,386,000 or 29%. The growth for the three-month period ended March 31, 2010 is primarily the result of the receipt of a $5.0 million milestone payment under the terms of the Nycomed Agreement upon completion of our obligation in connection with the ITP study. This was partially offset by the recording of $3.9 million of license fee revenue from the Nycomed Agreement for the three-month period ended March 31, 2010 as compared to $7.3 million of license fee revenue from the Nycomed Agreement for the same period in 2009. Product sales for the three-month period ended March 31, 2010 were $970,000, as compared to $829,000 for the same period in 2009, representing an increase of $141,000 or 17%. Research and development revenues for the three-month period ended March 31, 2010 were $811,000 as compared to $208,000 for the same period of 2009, representing an increase of $603,000 due to the timing and size of the grant programs in place during the current period.

Costs and Expenses

Total costs and expenses for the three-month period ended March 31, 2010 were $8,505,000, as compared to $7,360,000 for the same period in 2009, representing an increase of $1,145,000 or 16%. Research and development expenses for the three-month period ended March 31, 2010 were $6,268,000 as compared to $5,875,000 for the same period in 2009, an increase of $393,000 or 7%. This increase in research and development expenses resulted primarily from increased spending for clinical trial expenses. Cost of goods sold was $682,000 for the three-month period ended March 31, 2010 as compared to $94,000 for the same period in 2009. During the three-month period ended March 31, 2010, cost of goods sold were increased by a $600,000 increase in the inventory reserve as Leukoscan® work-in-process inventories were deemed to be unsaleable due to a third-party manufacturer’s process deviation that resulted in product that did not meet our quality control standards. Excluding the impact of the inventory reserve adjustment for work-in-process, the gross profit margins were 92% and 89%, respectively, for the three-month periods ended March 31, 2010 and 2009. Sales and marketing expenses for the three-month period ended March 31, 2010 decreased $35,000 or 15% from $237,000 to $202,000 for the same period in 2009, primarily as a result of lower salaries and payroll taxes for European employees as a result of the currency fluctuation between the U.S. dollar and the Euro. General and administrative costs increased $201,000 to $1,354,000 or 17% for the three-month period ended March 31, 2010, from $1,153,000 for the same period of 2009. This increase was primarily a result of increased stock option compensation expense ($90,000) and the accrual of additional incentive compensation due to our Chairman in accordance with his employment agreement ($75,000) resulting from the expectation of the Company’s profitability for the 2010 fiscal year. Such expectation is primarily the result of increased licensing fee revenue recognized under the UCB and Nycomed agreements.

Gains (Loss) on Auction Rate Securities, net

A gain of $652,000 was reported for the three-month period ended March 31, 2010 on the sales of auction rate securities with a carrying value of $5.0 million (par value of $6.0 million), as compared to a $10,000 gain on the sale of auction rate securities that had a carrying value of $90,000 (par value of $100,000) for the same period in 2009. Offsetting this gain was a charge of $447,000 was recorded for the three-month period ended March 31, 2010 for an other than temporary impairment charge on marketable securities associated with our investments in auction rate securities as compared to a charge of $323,000 for the three-month period ended March 31, 2009. See discussion in Note 3 to the condensed consolidated financial statements for more information on our investments in auction rate securities and this other than temporary impairment charge.

Interest and Other Income

Interest and other income for the three-month period ended March 31, 2010 decreased to $158,000 compared to $191,000 for the same period in 2009, primarily due to lower levels of investments as well as lower rates of return on investments.

Income Tax Benefit (Expense)

An income tax benefit of $873,000 was reported for the three-month period ended March 31, 2010 as compared to an income tax expense of $81,000 for the three-month period ended March 31, 2009. The income tax benefit for 2010 was the result of the sale of our NOLs for

$1,035,000 that was approved by the State of New Jersey, partially offset by the income tax expenses due to the profitability of the U.S. and foreign subsidiaries. The sale of our NOLs for the previous fiscal year was reported for the three-month period ended December 31, 2008.

Net Income

Net income for the three-month period ended March 31, 2010 was $3,470,000 or $0.05 per share as compared to net income of $758,000 or $0.01 per share, for the same period in 2009. The improvement in net income in 2010 as compared to the comparable period in 2009 resulted primarily from the receipt of a $5.0 million milestone payment under the terms of the Nycomed Agreement and the receipt of the sale of our tax NOLs to the State of New Jersey, partially offset by lower license fee revenues resulting from the Nycomed Agreement and the increase to the inventory reserve of $600,000. In addition, the Company also benefited from a net gain of $.2 million from auction rate securities in the third quarter of 2010 versus a net loss of $.3 million in 2009.

Nine -Month Period Ended March 31, 2010 Compared to 2009

Revenues

Revenues for the nine-month period ended March 31, 2010 were $54,816,000, as compared to $21,724,000 for the same period in 2009, representing an increase of $33,092,000 or 152%. The increase for the nine-month period ended March 31, 2010 is primarily the result of recording license fee revenue of $31,145,000 for the UCB Agreement. There was no corresponding revenue for UCB in 2009. In August 2009, we received notice from UCB relieving us of our responsibilities for the manufacturing of epratuzumab, the only remaining obligation under the UCB agreement, thus allowing us to record the full amount of the remaining deferred license fee revenue. In addition, during the nine-month period ended March 31, 2010, we recognized the receipt of a $5.0 million milestone payment with the completion of our obligations under the terms of the Nycomed Agreement in connection with the ITP study. This was partially offset by $3.6 million of lower license fee revenue from the Nycomed Agreement for the same period in 2009. Product sales for the nine-month period ended March 31, 2010 were $2,648,000, as compared to $2,637,000 for the same period in 2009, representing an increase of $11,000 or 1% Research and development revenues for the nine-month period ended March 31, 2010 were $1,482,000 as compared to $850,000 for the same period of 2009 due to the timing and size of the grant programs in the current period.

Costs and Expenses

Total costs and expenses for the nine-month period ended March 31, 2010 were $20,237,000, as compared to $21,686,000 for the same period in 2009, representing a decrease of $1,449,000 or 7%. Research and development expenses for the nine-month period ended March 31, 2010 were $14,710,000 as compared to $17,065,000 for the same period in 2009, representing a decrease of $2,355,000 or 14%. The reduction in research and development expenses resulted primarily from $3,855,000 of increased expense reimbursement from Nycomed and $1,177,000 of lower patent-related expenses, partially offset by $1,354,000 of higher levels of materials, supplies and testing for Nycomed related production, $557,000 of higher spending for clinical trials and as well as higher headcount and related salaries and employee benefits.

Cost of goods sold for the nine-month period ended March 31, 2010 was $834,000 as compared to $264,000 for the same period in 2009, an increase of $570,000 or 216%. During the nine-month period ended March 31, 2010, cost of goods sold were increased by a $600,000 increase in the inventory reserve as our Leukoscan® work-in-process inventories were deemed to be unsaleable due to a third-party manufacturer’s process deviation that resulted in product that did not meet our quality control standards. Excluding the impact of the inventory reserve adjustment for work-in-process, the gross profit margins were 91% for the nine-month period ended March 31, 2010 compared to 90% for the nine-month period ended March 31, 2009. Sales and marketing expenses for the nine-month period ended March 31, 2010 decreased 2% or $12,000, to $621,000 from $633,000 for the same period in 2009. General and administrative costs were $4,072,000 for the nine-month period ended March 31, 2010 and $3,723,000 for the same period in 2009, an increase of $349,000 or 9%. This increase is primarily attributable to an increase of $495,000 in additional incentive compensation due to our Chairman in accordance with his employment agreement, resulting from the expectation of our profitability for the 2010 fiscal year. Such expectation is primarily the result of increased licensing fee revenue recognized under the UCB agreement. There can be no assurance that we will be profitable for the 2010 fiscal year. The increase in fiscal 2010 expenses was partially offset by reduced legal expenses and insurance costs.

Gains (Loss) on Auction Rate Securities, net

A gain of $652,000 was reported for the nine-month period ended March 31, 2010 on the sales of auction rate securities with a carrying value of $5.0 million (par value of $6.0 million), as compared to a $69,000 gain on the sale of auction rate securities at par value of $700,000, for the same period in 2009. Partially offsetting the gain was a charge of $447,000 was reported for the nine-month period ended March 31, 2010 for an other than temporary impairment charge on marketable securities associated with our investments in auction rate securities as compared to a charge of $651,000 reported in the nine-month period ended March 31, 2009. See discussion in Note 3 to the condensed consolidated financial statements for more information on our investments in auction rate securities and this other than temporary impairment charge.

Interest and Other Income

Interest and other income of $656,000 for the nine-month period ended March 31, 2010 decreased by $305,000 from $961,000 for the same period in 2009. This decline was primarily the result of lower rates of return on investments and lower cash balances during the nine months ended March 31, 2010. This decline for the nine-month period ended March 31, 2010 was partially offset by $395,000 for the amortization of the discount for the ARS as compared to $258,000 for the nine month period ended March 31, 2009.

Income Tax Benefit (Expense)

Income tax benefit was $706,000 for the nine-month period ended March 31, 2010 as compared to an income tax benefit of $1,053,000 for the same period in 2009. The decline in the income tax benefit was primarily a result of the sale of our NOLs for $1,035,000 that was approved by the State of New Jersey in 2010 as compared to the sale of our tax NOLs for $1,385,000 in 2009.

Net Income

Net income for the nine-month period ended March 31, 2010 was $36,252,000 or $0.48 per share, as compared to net income of $1,419,000, or $0.02 per share, for the same period in 2009, representing an improvement of $34,833,000. The improvement of the net income as compared to the same period in 2009 resulted primarily from the increase in licensing fee revenue from the UCB Agreement.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operations. Net cash used in operating activities for the nine-month period ended March 31, 2010 was $7.5 million, compared to net cash provided by operating activities of $25.7 million for the nine-month period ended March 31, 2009. The previous year’s cash flow from operations benefited from the receipt of the $40.0 million of proceeds from the upfront payment from the completion of the Nycomed Agreement which occurred in August 2008.

Cash flows from investing. Net cash provided by investing activities for the nine-months ended March 31, 2010 was $4,938,000 compared to $170,000 for the nine months ended March 31, 2009. In fiscal year 2010, $5.3 million of proceeds received from the sales of certain auction rate securities and $300,000 from the settlement of certain auction rate securities were partially offset by $682,000 of capital expenditures. In fiscal year 2009, proceeds of $700,000 were received from the settlement of certain auction rate securities, offset by $530,000 of capital expenditures.

Cash flows from financing. Net cash provided by financing activities for the nine-month periods ended March 31 2010 and 2009 were less than $0.1 million.

Working Capital and Cash Requirements

At March 31, 2010, we had working capital of $22,831,000, representing an improvement of $43,036,000 from the working capital deficit of $20,205,000 at June 30, 2009. This increase in working capital is primarily a result of the recognition in fiscal year 2010 of $45,685,000 of deferred revenue from the UCB and Nycomed Agreements which were classified as current liabilities as of June 30, 2009 and the cash proceeds from the sale of $5,620,000 of auction rate securities during the 2010 fiscal year. Partially offsetting this increase in working capital was our use of cash in operations of $7,493,000 during the nine-month period ended March 31, 2010.

Our cash and cash equivalents amounted to $24,854,000 at March 31, 2010, representing a decrease of $2,537,000 from $27,391,000 at June 30, 2009. The decrease was primarily attributable to our use of cash in operations during the nine-month period ended March 31, 2010 offset in part by $5,620,000 in proceeds from the sale of ARS.

Our remaining ARS with a par value of $16.0 million consist primarily of AAA rated securities that have an estimated fair value of $12.4 million. Auctions for our invested amounts began failing in February 2008 and have not succeeded since then, and we have been unable to liquidate our auction rate securities at par. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found, such buyer may only be willing to purchase the investments at a price below par. Further, rating downgrades of the security issuer or the third-parties insuring such investments may further impact our ability to auction or sell these securities.

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

With the $24.9 million of unrestricted cash and cash equivalents at March 31, 2010, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. We are also advancing plans to initiate a Phase III registration trial of veltuzumab in non-Hodgkin’s lymphoma. We do not plan to initiate such trial unless we obtain additional funding, for which we are considering a number of funding alternatives. We intend to continue expending substantial capital on our research and development programs. We will need to raise additional capital in order to obtain the necessary regulatory approvals and then commercialize our therapeutic product candidates.

We also expect future research and development activities to continue over time and we do not have adequate cash to complete our research and development of compounds in our development pipeline in line with our corporate strategy. As a result, we will require additional financial resources in order to continue our research and development programs, clinical trials of product candidates and regulatory filings. Our ability to raise capital through public and private debt or equity financings may be negatively impacted by the recent downturn in the economy. There can be no assurances that financing will be available when we need it on terms acceptable to us, if at all.

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

During the early part of 2008, securities known as auction rate securities (“ARS”), which historically have had a liquid market and had their interest rates reset periodically (e.g., monthly) through dutch auctions, began to fail. These widespread failures have continued to date. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or a buyer is found outside of the auction process, of which there is no assurance. As of March 31, 2010, the Company has $16.0 million of par value invested in ARS with long-term nominal maturities for which interest rates are reset through a dutch-auction each month. The Company’s investments in ARS all currently have AAA/Aaa credit ratings and interest continues to be paid by the issuers of the securities. The ARS held are all AAA rated collateralized by student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program and backed by insurance companies.

The estimated fair market value at March 31, 2010 of the Company’s ARS with continuing auction failures totaled approximately $12.4 million. The four auction rate securities held are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process, of which there is no assurance. The Company estimated the fair value of the remaining auction rate securities using a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2010. The Company reviews for impairment in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. This treatment is appropriate when a loss in an investment is determined to be temporary in nature and the Company has the intent and ability to hold the investment until a recovery in market value takes place. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income for the applicable accounting period.

The table below presents the amounts and related weighted average interest rates by fiscal year of maturity for our investment portfolio in marketable securities as of March 31, 2010:

	Expected Maturity Date
	2010	2011	2012	2013	2014	2015 and thereafter	Total	Fair Value
	(in thousands)
Variable rate (1)	—	—	—	—	—	$16,000	$16,000	$12,438
Average interest rate	—	—	—	—	—	1.53%	1.53%

(1)	Par values are shown in the table.

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

Former Investment Advisor/Broker

On April 15, 2009, we initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against our former investment advisor/broker, Banc of America Investment Services, Inc. and Banc of America Securities, LLC. In the arbitration, we claim that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning auction rate securities, inappropriately advising investment in auction rate securities, and failing to supervise their employees. We seek to rescind our initial investment in auction rate securities, of which $16,000,000 was outstanding as of March 31, 2010. We have also requested consequential damages, punitive damages, and other relief. FINRA has tentatively scheduled an arbitration hearing in this matter for September 2010.

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

We have incurred significant operating losses since our formation in 1982. As of March 31, 2010, we had an accumulated deficit of approximately $204,000,000. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue to date have been derived from our prior licensing agreements with UCB and Nycomed. Under such agreements, we have been required to defer significant portions of revenue in accordance with applicable accounting rules. The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our underlying business operations or related cash flows. For example, for the nine months ended March 31, 2010, we were profitable primarily because of the recognition during the period of all remaining $31.1 million of deferred revenue resulting from our 2006 agreement with UCB. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only significant product sales we have earned to date have come from the limited sales of our diagnostic imaging products. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic products and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. We expect to continue to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

Negative conditions in the global credit markets have impaired the liquidity of our investment in auction rate securities.

Our auction rate securities consist of AAA rated auction rate securities at a par value of $16.0 million as of March 31, 2010. The continued negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit markets do not improve, auctions for our invested amounts may continue to fail. If an auction continues to fail for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found, such buyer may only be willing to purchase the investments at price below par. Further, rating downgrades of the security issuer or the third-parties insuring such investments may further impact our ability to auction or sell these securities.

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

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•	$40,000,000 from Nycomed in August 2008 to license the rights to develop, manufacture and commercialize veltuzumab for the treatment of all non-cancer indications;

•	$38,000,000 from UCB in May 2006 to license the rights to develop, manufacture and commercialize epratuzumab for the treatment of all autoimmune disease indications;

•	approximately $259,000,000 from the public and private sale of our debt and equity securities through March 31, 2010; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

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

We are dependent upon Nycomed for the continued development and commercialization of veltuzumab for the treatment of all non cancer indications worldwide and upon UCB for the final development and commercialization of epratuzumab for the treatment of autoimmune disease indications worldwide and they may not be successful

We have licensed the exclusive worldwide rights of our most advanced therapeutic compounds, veltuzumab (to Nycomed) and epratuzumab (to UCB). As a result, Nycomed and UCB are solely responsible, and we are depending upon them, for completing the clinical development of these compounds, obtaining all necessary regulatory approvals, and then commercializing and manufacturing the compounds for sale. If they do not fully perform their responsibilities under our agreements, or if the clinical trials to be conducted are not initiated, successful or are terminated by them for any other reason, our ability to commercialize these product candidates in the future, as well as other product candidates we have in development which are closely related to them, would be severely jeopardized. In such event, it is likely we would never receive any additional milestone payments or royalties that we are eligible to receive under our agreements with Nycomed and UCB, and our ability to fund the development and testing of our other product candidates would be adversely affected.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman, Chief Scientific Officer and Chief Medical Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the nine months ended March 31, 2010, we have incurred $368,000 of research expenses for activities conducted by CMMI on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have research collaborations with CMMI. Dr. Goldenberg is also a minority stockholder, director and officer of our majority-owned subsidiary, IBC. Dr, Goldenberg is the primary inventor of new intellectual property for Immunomedics and IBC and is largely responsible for allocating ownership between the two companies.

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

Risks Related to Government Regulation of our Industry

Legislative or regulatory reform of the healthcare system may affect our ability to sell our future products profitably.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our future products profitably. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA), which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. Effective January 1, 2010, the new law increases the minimum Medicaid drug rebates for pharmaceutical companies, expands the 340B drug discount program, and makes changes to affect the Medicare Part D coverage gap, or “donut hole.” The law also revises the definition of “average manufacturer price” for reporting purposes (effective October 1, 2011), which could increase the amount of the Company’s Medicaid drug rebates to states, once the provision is effective. The new law also imposes a significant annual fee on companies that manufacture or import branded prescription drug products (beginning in 2010). Substantial new provisions affecting compliance also have been added, which may require modification of business practices with health care practitioners.

The reforms imposed by the new law will significantly impact the pharmaceutical industry; however, the full effects of PPACA cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our future products, and we could be adversely affected by current and future health care reforms.

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

At May 7, 2010, we had 75,267,578 shares of common stock outstanding, 6,633,975 additional shares reserved for the exercise of outstanding options and restricted stock units and 4,805,233 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plans.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of March 31, 2010, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 11% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

At May 7, 2010, we had 75,267,578 shares of common stock outstanding, 6,633,975 additional shares reserved for the exercise of outstanding options and restricted stock units and 4,805,233 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plan.

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

IMMUNOMEDICS, INC.

May 10, 2010	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer (Principal Executive Officer)

May 10, 2010	By:	/s/ Gerard G. Gorman
Gerard G. Gorman
Senior Vice President, Finance and Business Development, and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.