Form 10-K
period 2010-06-30
IMMUNOMEDICS INC
filed 2010-08-26
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☑    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of December 31, 2009 was $242,000,000. The number of shares of the registrant’s common stock outstanding as of August 23, 2010 was 75,302,660.

Documents Incorporated by Reference:

Certain information required in Part III of this Annual Report on Form 10-K will be set forth in, and incorporated from the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2010.

PART I

Item 1.	Business

Introduction

Immunomedics is a New Jersey-based biopharmaceutical company primarily focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We have also been one of the first companies to test antibody combinations as a possibly improved method of cancer therapy, and as a result have also embarked on the development of bispecific (bifunctional) monoclonal antibodies targeting two distinct antigens on the same cancer cells.

We have exclusively licensed our product candidate, epratuzumab, to UCB S.A., or UCB, for the treatment of all autoimmune disease indications worldwide. Epratuzumab’s most advanced clinical testing is for the treatment of systemic lupus erythematosus, or SLE (lupus), and in non-Hodgkin’s lymphoma, or NHL. At present, there is no cure for lupus and no lupus drug has been approved in the U.S. for approximately the last 50 years. We have retained rights to epratuzumab in oncology indications, subject to UCB’s buy-in option, and are advancing trials in lymphoma and in childhood acute lymphoblastic leukemia, or ALL, in cooperation with National Cancer Institute Study Groups. In addition, we have exclusively licensed our product candidate veltuzumab, in the subcutaneous formulation, to Nycomed GmbH, or Nycomed, for the treatment of all non-cancer indications worldwide. We have retained the rights to develop, manufacture and commercialize veltuzumab in the field of oncology.

During the last fiscal year, we completed clinical trials with intravenous veltuzumab in patients with NHL, subcutaneous veltuzumab in patients with NHL, immune thrombocytopenia, or ITP, and chronic lymphocytic leukemia, or CLL, 90Y-epratuzumab (yttrium-90 epratuzumab tetraxetan) for the therapy of patients with lymphoma, and we have initiated a dose-escalation study of our anti-CD74 antibody, milatuzumab, conjugated with the potent chemotherapeutic, doxorubicin, in patients with multiple myeloma. Milatuzumab-doxorubicin is the first product candidate from our antibody-drug conjugate, or ADC, program to enter human testing. In addition, milatuzumab, as a single unconjugated antibody, or in combination with veltuzumab, is being evaluated as a therapy for patients with multiple myeloma, or MM, CLL and NHL. We are also conducting a Phase Ib/II clinical trial of 90Y-hPAM4 (yttrium-90 clivatuzumab tetraxetan) combined with gemcitabine for treating patients with pancreatic cancer. In the first half of fiscal 2011, we plan to begin a new National Cancer Institute grant-supported study combining veltuzumab with Y-90 epratuzumab tetraxetan in patients with the aggressive form of NHL.

Our foremost clinical goals for fiscal year 2011 are the following:

1.	Complete Phase Ib/II trial of clivatuzumab tetraxetan + gemcitabine in advanced, inoperable, untreated pancreatic cancer;

2.	Continue Phase I trial of doxorubicin-milatuzumab in MM patients;

3.	Complete design of registration trials and gain input from FDA/EMA for veltuzumab in NHL; and

4.	Examine veltuzumab (subcutaneous) in relapsed CLL.

We also have a majority ownership in IBC Pharmaceuticals, Inc., or IBC, which is developing a novel Dock-and-Lock methodology, or DNL, with us for making fusion proteins and multifunctional antibodies, as well as a new method of delivering imaging and therapeutic agents selectively to disease, especially different solid cancers (colorectal, lung, pancreas, breast, etc.), by proprietary, antibody-based, pretargeting methods. The first DNL product to enter the clinic is TF2, which is in two early Phase I studies in patients with colorectal cancer. We believe that our portfolio of intellectual property, which includes approximately 150 patents issued in the United States and more than 375 other patents issued worldwide, protects our product candidates and technologies.

Therapeutic Product Candidates

We currently have antibody product candidates in clinical development targeting B-cell NHL, other B-cell mediated diseases, and various solid tumors. All of our therapeutic product candidates are “humanized” antibodies, which means that the portion of the antibody that is derived from mouse (murine) DNA sequences is generally less than 10%.

We believe that each of our antibodies has therapeutic potential either when administered as a naked antibody or when conjugated with therapeutic radioisotopes (radiolabeled), chemotherapeutics, cytokines or other toxins to create unique and potentially more effective treatment options. The attachment of various compounds to antibodies is intended to allow the delivery of these therapeutic agents to tumor sites with better specificity than conventional radiation therapy or chemotherapeutic approaches. This treatment method is designed to reduce the total exposure of the patient to the therapeutic agents, which ideally minimizes debilitating side effects. We are currently focusing our efforts on unlabeled, or “naked” antibodies and antibodies conjugated with drugs, cytokines, or toxins, and on the use of radioisotopes, such as Yttrium-90, sometimes referred to as Y-90, and Iodine-131, sometimes referred to as I-131.

We also have a number of other product candidates that target solid tumors and hematologic malignancies, as well as other diseases, in various stages of pre-clinical development, although it is too early to assess which of these, if any, will merit further evaluation in clinical trials. In an effort to permit an effective use of our resources, our clinical development focus has been reduced to five different antibodies in a limited number of indications.

CD22 Program: Epratuzumab

Our most advanced therapeutic product candidate, epratuzumab, is a humanized antibody which targets CD22, an antigen found on the surface of B-lymphocytes, a type of white blood cells. In contrast to some other B-cell antibodies, it appears that epratuzumab does not work by ablating all B cells, but instead by modulating them. Epratuzumab does not evoke substantial anti-epratuzumab antibodies in NHL patients, even after repeated dosing, making it a potentially good candidate for treating patients with a chronic, autoimmune disease. As noted above, we have licensed epratuzumab to UCB for the treatment of all autoimmune disease indications worldwide. We have retained the rights for oncology indications for which UCB has been granted a buy-in option.

In 2008, UCB initiated a Phase IIb clinical trial in SLE. This autoimmune disease is chronic and potentially fatal, with a variable and unpredictable course. It can affect any part of the body, but most often harms the heart, joints, skin, lungs, blood vessels, liver, kidneys and nervous system, and is characterized by periods of flares, or exacerbations, interspersed with periods of improvement or remission. Although the exact function of CD22 is not fully understood, it is known to be involved in B-cell development, function and survival. B cells are known to contribute to SLE symptoms by producing antibodies against the body’s own tissues, causing the body’s immune system to turn on itself, attacking cells and tissue, and resulting in inflammation and tissue damage.

The Phase IIb study was completed in fiscal year 2010 after enrolling 227 lupus patients, 30% of which had moderate disease activity and 70% had severe disease activity in multiple organ systems. These patients were randomized to receive 1 of 5 epratuzumab treatments or placebo. The primary objective was to assess the dose response and the dose frequency for epratuzumab.

Results from this study were presented in June 2010, at the Annual Congress of the European League Against Rheumatism and the 9th International Congress on Systemic Lupus Erythematosus. Overall, all epratuzumab treatment groups had higher responder rates than placebo. In particular, a cumulative dose of 2400 mg of epratuzumab demonstrated clinically meaningful improvements in disease activity in patients with moderately or severely active SLE at 12 weeks, with responder rates twice those of placebo. Moreover, difference in responder rates were observed as early as week 8 after treatment, with further improvement at week 12.

Detailed analysis revealed that epratuzumab at a weekly dose of 600 mg for 4 weeks was associated with greater BILAG improvement, ranging from A (very active), B (moderate activity), C (mild activity) or D (no activity but previously affected)) than placebo in all 6 affected body systems for which data were available. Within specific body systems, most patients had symptom reduction or absence of active disease after treatment. Efficacy was particularly prominent in cardiorespiratory and neuropsychiatric systems, in which symptom improvements are often difficult to achieve. Epratuzumab was well tolerated, with a similar incidence of severe adverse events and infusion reactions as placebo, and no new safety concerns were identified.

Also reported at these conferences was the observation that epratuzumab had no effect on the capacity to raise an antibody response to challenge antigens in animal models, despite the fact that it caused a mild reduction in B cells. This might indicate that the efficacy of epratuzumab in SLE patients is unlikely to be compromised by a reduced capacity to generate an adaptive immune response. Based on these results, UCB plans to initiate two Phase III studies of epratuzumab for the treatment of patients with moderate or severe SLE in the first half of fiscal year 2011. Epratuzumab has received Fast Track Product designation from the U.S. Food and Drug Administration, or FDA, for the treatment of patients with moderate or severe SLE.

CD20 Program: Veltuzumab

Similar to CD22, CD20 is an antigen that is expressed on B-lymphocytes. Constructed using the same donor frameworks as epratuzumab, veltuzumab is an anti-CD20 monoclonal antibody having 90-95% human antibody sequences. Current biological therapy with monoclonal antibodies for NHL includes rituximab (world-wide sales in 2009 of $5.0 billion), a chimeric antibody comprised of one-third mouse and two-thirds human protein that binds to the CD20 antigen.

On July 11, 2008, we entered into a license and collaboration agreement with Nycomed (the Nycomed Agreement) providing Nycomed an exclusive worldwide license to develop, manufacture, and commercialize veltuzumab in the subcutaneous formulation, for the treatment of all non-cancer indications. Under the terms of the Nycomed Agreement, we retain the right to develop veltuzumab in the field of oncology and have the right to co-promote veltuzumab for the immune thrombocytopenia, or ITP, indication in the United States. Nycomed has disclosed that it is their intention to pursue rheumatoid arthritis, or RA, as the primary indication. Nycomed has announced its plans to initiate a Phase II study for RA during the second half of calendar year 2010.

We have completed a multicenter, open-label, Phase I/II study evaluating veltuzumab’s efficacy in chronic ITP patients at low doses, which triggered the first milestone payment from Nycomed. A second payment from Nycomed was also received for reaching a clinical milestone related to development in the RA indication.

Results from the ITP study were presented at the 51st Annual Meeting of the American Society of Hematology, or ASH, in December 2009. At the time of reporting, 29 adult chronic-ITP patients with platelet counts below 30 x 109/L who failed at least one standard therapy had been treated with two veltuzumab doses administered two weeks apart. Seven patients received the initial intravenous formulation at one of three dose levels given once every other week for two infusions: 80, 120 or 200 mg. One patient had an infusion reaction and discontinued treatment. Twenty-two patients received subcutaneous injections of veltuzumab at one of three dose levels given twice at weeks one and three: 80, 160 or 320 mg. The injections were well tolerated with no grade 3-4 adverse events reported.

All patients were evaluated over a 12-week period, with responding patients continuing in long-term follow-up. Patients with platelet levels higher than 150 x 109/L measured on two separate occasions, at least one week apart, were classified as complete responders. Those with measurements between 50-150 x 109/L were considered partial responders, and minor responses were between 30-50 x 109/L.

The overall response rate (minor, partial and complete responses) in 26 evaluable patients was 69%, with 23% of patients having a complete response. Seven patients who had been diagnosed with ITP one year or less had the highest objective and complete response rates of 100% and 60%, respectively. Responses occurred across all doses tested, including the lowest dose of two times 80 mg, regardless of the route of administration. More importantly, 5 of 6 patients who have had complete responses to veltuzumab continue to maintain their increased platelet levels, with 3 patients continuing for over one year.

We have also completed an open-label, multi-center, Phase I/II trial using the subcutaneous formulation of veltuzumab in NHL and CLL. Results from this study were presented at the 2009 Annual Meeting of ASH. At the time of reporting, 17 NHL patients and 11 CLL patients had been enrolled to receive 4 injections of veltuzumab given 2 weeks apart at dose levels of 80, 160, or 320 mg. Efficacy was assessed at 4 and 12 weeks post treatment, with responding patients continuing follow-up.

For the 15 evaluable NHL patients reported at the conference, 53% had an objective response, and 27% had a complete response. In follicular lymphoma, 7 of 12 patients (58%) had objective responses, with 3 patients (25%) having complete responses. These findings were comparable to the Phase II results we had published using the intravenous formulation. Moreover, 7 of the 8 objective responders are currently continuing in remission, now up to 6 months after treatment. Thus, despite the small number of patients, it appears that the subcutaneous formulation of veltuzumab may be active against NHL.

For CLL, in the 9 patients with response assessments available, high levels of circulating leukemic cells substantially reduced the serum veltuzumab levels. As a result, more frequent and prolonged dosing is likely required and will be explored in patients with CLL. Overall, there were no objective responses, but 5 patients (56%) showed stable disease for up to 12 weeks.

Yttrium-90 Clivatuzumab Tetraxetan Program

Yttrium-90 clivatuzumab tetraxetan, or hPAM4 labeled with Y-90, is our therapeutic product candidate for patients with pancreatic cancer. It is a humanized monoclonal antibody highly specific for pancreatic cancer. Preclinical studies in mice with transplanted human pancreatic cancer have demonstrated that the antibody labeled with Y-90 has activity by itself, as well as in combination with gemcitabine, a radiosensitizing chemotherapeutic that is commonly used to treat patients with this disease. Yttrium-90 clivatuzumab tetraxetan has Orphan Drug status in both the US and the European Union, and fast-track status in the US for the treatment of pancreatic cancer.

Our current study is a Phase Ib, open-label, dose escalation of yttrium-90 clivatuzumab tetraxetan administered as fractionated, multi-doses, in combination with gemcitabine as frontline therapy for patients with Stage III or Stage IV metastatic pancreatic cancer. We presented updated results from this study at the Annual Meeting of the American Society of Clinical Oncology, or ASCO, in June 2010. Forty-one treatment-naïve patients, of which all but 1 had stage 4 or metastatic pancreatic cancer, were enrolled to receive 1 of 4 fractionated Y-90 doses: 6.5, 9.0, 12.0 and 15.0 mCi/m2, given once-a-week for 3 weeks in combination with 200 mg/m2 of gemcitabine as a radiosensitizing agent.

In 37 evaluable patients, the disease control rate for all dose groups combined was 57%, including 6 patients (16%) with partial responses, or PR, by RECIST criteria (i.e., responses showing decreases in tumor size of more than 30% by CT and in the absence of new lesions), and 16 patients (41%) with stable disease, or SD. Most promising efficacy was observed in the group of 16 patients that received 12 mCi/m2 of Y-90 weekly for 3 weeks, with a 69% disease control rate (19% PR and 50% SD). In addition, anecdotal reports indicated patients have good performance and decreased pain medication after treatment.

The study also showed that responses increased with higher doses of Y-90, since there were 19% PR in patients given 12 mCi/m2 weekly for 3 weeks compared with 8% at the 9 mCi/m2 dose level. In spite of higher cumulative Y-90 doses, treatment was well tolerated with few non-hematologic side effects. Hematologic suppression was manageable without major infections or bleeding events, and reversible in most patients, even after 4 treatment cycles. We are continuing to enroll patients into the Phase Ib/II trial, which is designed to evaluate the fixed Y-90 dose of 12mCi/m2 and increasing doses of gemcitabine.

CD74 Program: Milatuzumab

CD74 is a transmembrane protein that is highly expressed in multiple myeloma and other B-cell lymphomas and leukemias, and in certain solid tumors. It actively directs transport from the cell surface to an endosomal compartment and, as such, is a unique target for antibody-drug conjugate therapy. Also, recent evidence supports a role for CD74 as a signaling molecule in B-cell lymphoma survival. We have observed high expression of CD74 in human NHL, CLL and MM clinical specimens and cell lines, and have developed milatuzumab, a naked humanized antibody targeting the CD74 antigen, using the same constant regions of the heavy and light chains as epratuzumab, for the therapy of MM, NHL and CLL. Clinical trials are ongoing in CLL, evaluating milatuzumab as a single agent, and in NHL, where milatuzumab is administered in combination with veltuzumab. Both of these trials are investigator-sponsored studies.

Previously, milatuzumab was evaluated in Phase I/II multicenter clinical trials for its safety and tolerability in patients with MM and was found to produce disease stabilization for at least 12 weeks post-treatment in 5 of 24 patients who had been heavily pretreated (previously treated with other drugs), with one patient continuing for more than 8 months. More importantly, milatuzumab was well tolerated at doses up to 16.0 mg/kg.

These encouraging results were used to support the successful filing of an investigational new drug application, or IND, with the FDA to initiate a Phase I/II clinical trial of the doxorubicin-milatuzumab conjugate for the treatment of patients with MM. The open-label, multi-center Phase I/II study aims to evaluate the safety and tolerability of this drug-conjugated antibody in patients with recurrent or refractory MM, and to obtain preliminary information on efficacy, pharmacokinetics, and immunogenicity.

The antibody-drug conjugate will be administered intravenously on days 1, 4, 8, and 11 every 21 days for up to 8 treatment cycles. Four different dose levels of the doxorubicin conjugate of milatuzumab will be studied in groups of 3-6 patients. Once an optimal dose has been found, up to an additional 30 patients will be studied at that dose level. This clinical trial has been initiated and is currently enrolling eligible patients with MM.

Antibody-targeted selective delivery of anticancer drugs against antigens expressed on cancer cells can potentially improve the therapeutic index of anticancer drugs. This product candidate is the Company’s first antibody-drug conjugate to enter human studies.

Yttrium-90 Epratuzumab Tetraxetan Program

Yttrium-90 epratuzumab tetraxetan is our radiolabeled CD22 antibody product candidate for patients with NHL. Radioimmunotherapy, or RAIT, combines the targeting power of monoclonal antibodies with the cell-damaging ability of localized radiation. When infused into a patient, these radiation-carrying antibodies circulate in the body until they locate and bind to the surface of specific cells, and then deliver their cytotoxic radiation more directly to the cells. This therapy, unlike chemotherapy, mainly selects cancer cells, has fewer side effects, and may be administered on an outpatient basis in the U.S.

Results from a Phase I/II European study evaluating fractionated dosing of Y-90 epratuzumab tetraxetan (two or three weekly infusions of Y-90 epratuzumab tetraxetan) in 64 adult patients with relapsed/refractory NHL, including 17 patients who underwent prior autologous stem-cell transplantation, or ASCT, were recently reported in the Journal of Clinical Oncology. The overall response rate, or OR, (partial and complete responses) and median progression-free survival, or PFS, in 61 evaluable patients was 62% and 9.5 months, respectively, with 48% of patients having a complete response, or CR. Patients without prior ASCT obtained high OR rates of 71%, with 55% of this subgroup of patients achieving a CR. More importantly, responses were seen across all different types of NHL and Y-90 doses. Patients with prior ASCT received lower doses, but achieved OR and CR rates of 41% and 29%, respectively.

For relapsed follicular lymphoma (FL) patients, treatment with fractionated Y-90 doses greater than 30 mCi/m2 was particularly effective, with 100% of patients responding to the treatment and 92% reporting a complete response. For the 12 complete responders who had not undergone ASCT, the median PFS was 24.6 months. Furthermore, patients with FL refractory to prior anti-CD20 containing regimens, achieved OR and CR rates of 90% (9 of 10 patients) with a median PFS of 18.3 months. The highest cumulative Y-90 fractionated dose level reported in this study was 45 mCi/m2, which is more than two-fold higher than the maximum allowable single dose of 32 mCi currently approved for ibritumomab tiuxetan.

Y-90 epratuzumab tetraxetan will be studied in a new Phase I/II clinical trial for the therapy of patients with aggressive NHL in combining with veltuzumab in the first half of fiscal 2011. This trial is supported by the National Cancer Institute’s, or NCI, Small Business Innovation Research, or SBIR, grant program.

Diagnostic Imaging Products

We have transitioned our focus away from the development and commercialization of new diagnostic imaging products in order to accelerate the development of our therapeutic product candidates, although we continue to manufacture and commercialize LeukoScan® in territories where regulatory approvals have previously been granted. LeukoScan is indicated for diagnostic imaging to determine the location and extent of infection/inflammation in bone in patients with suspected osteomyelitis, including patients with diabetic foot ulcers.

Research and Development Programs

We have historically invested heavily in our research and development programs, spending approximately $19.9 million for these programs during fiscal year ended June 30, 2010, $21.5 million for fiscal year ended June 30, 2009 and $22.2 million during fiscal year ended June 30, 2008. The expense reduction during the 2010 fiscal year resulted primarily from the increased level of expense reimbursement received from Nycomed and lower patent-related expenses, partially offset by increased purchases of materials and supplies, higher spending for clinical trials as well as increased salaries and employee benefits. The expense reduction during the 2009 fiscal year as compared to 2008 was primarily from expense reimbursements received from Nycomed, partially offset by additional employees and related salaries and employee benefits. The above discussion is a brief summary of our principal research and development programs as of August 23, 2010.

Other Antibody-Directed Therapy Approaches

Our majority-owned subsidiary, IBC Pharmaceuticals, Inc., or IBC, has been working on the development of novel cancer therapeutics, including radioimmunotherapeutics using patented pretargeting technologies with proprietary, bispecific antibodies. They include tumor-targeting antibodies with multiple binding-arms and new carrier peptides that allow attachment of different kinds of therapeutic and diagnostic isotopes.

One of the new bispecific antibodies is TF2, an antibody constructed using our proprietary protein engineering platform technology, called Dock-and-Lock, or DNL. It specifically targets the carcinoembryonic antigen, or CEA (specifically CEACAM5) expressed in many human cancers, including colorectal cancer. Unlike conventional antibodies which can only attach to the receptor, TF2 has been modified to contain an additional binding site that recognizes a radioisotope-carrying peptide. This allows the separate administration of TF2 before the delivery of radioisotope, a concept known as pretargeting.

TF2 is currently in two investigator-sponsored studies in the U.S. and Europe for pretargeted imaging and radioimmunotherapy of colorectal cancer. Our preclinical experience with TF2 pretargeted radiation therapy was encouraging. In animals bearing CEA-expressing human colonic tumors, pretargeted therapy with TF2 and a small peptide extended median survival from 13 days in untreated animals to 65 days in one model, representing a 5-fold increase in survival, and from 25 days to 48 days in another model, an almost 2-fold increase in survival. Bone marrow and kidney toxicities were temporary and mild, with body weight remaining greater than 93% of baseline in all animals.

The ultimate goal of IBC is to offer cancer patients a more individualized treatment by combining improved molecular imaging with targeted therapy. Demonstrated tumor localization in imaging studies may predict a more appropriate group of patients that would respond to the subsequent therapy.

Peptides

Since the pretargeting methods being developed with IBC are showing very high tumor/normal tissue ratios, we have been working on creating a new class of diagnostic imaging agents using both traditional gamma-emitting isotopes, such as technetium-99m (Tc-99m), and positron-emitting isotopes, such as fluorine-18 (F-18) and gallium-68 (Ga-68). In 2008, we developed a facile method for the radiolabeling of peptides with F-18, and published the results in the June 2009 issue of the Journal of Nuclear Medicine. This is the first method of binding F-18 to peptides via an aluminum conjugate.

The method has since been successfully applied to a bispecific antibody pretargeting study in animals injected with human colonic cancer. Moreover, F-18 labeled peptides were shown to be stable enough to produce exceptional PET images of receptor-expressing tumors in animals by labeling of specific peptides binding such receptors. Our goal is to improve the labeling process to the point where we will be capable of radiolabeling these peptides at clinical-scale using single-vial kits, then license the platform technology to companies on a product-by-product basis.

In two follow-on studies that were presented at the 2010 Annual Meeting of the Society of Nuclear Medicine, or SNM, the F-18 labeling efficiency was improved and the method was reduced to a simple kit. By using this F-18 kit, a pretargeting peptide was radiolabeled and purified within about 30 minutes with a high specific activity. The peptide was injected into nude mice bearing human colonic cancer pretargeted with TF2. Specific tumor uptake was observed at 1 and 3 hours post-injection, with high tumor/nontumor ratios (150±137, 89±75, 22±9, and 5.4±1.8 for blood, liver, scapula, and kidney, respectively) obtained at 1 hour.

The second study involved the peptide known as octreotide, which has an affinity for neuroendocrine and other tumors. F-18 labeled octreotide was prepared within 45 minutes with acceptable yields. Biodistribution studies in mice bearing human pancreatic cancer showed rapid tumor uptake of F-18 labeled octreotide at 2 hours, which could be blocked by an excess of unlabeled peptide, proving specific targeting. Moreover, PET/CT scans showed excellent tumor delineation, as well as some retention in the kidney cortex. The novel F-18 labeling method is now protected by 2 patents in the United States, and is under patent prosecution in many major international markets.

In related work, similar synthetic methods have also been used to prepare peptides that can be radiolabeled with Tc-99m, Ga-68, Indium-111, Lutetium-177, and Yttrium-90, which are being applied to the bispecific pretargeting technology that is being developed through IBC.

Dock-and-Lock Platform Technology

Together with IBC, we have developed a new platform technology, called the Dock-and-Lock technology, or DNL, which has the potential for making a considerable number of bioactive molecules of increasing complexity. DNL utilizes the natural interaction between two human proteins, cyclic AMP-dependent protein kinase, or PKA, and A-kinase anchoring proteins, or AKAPs. The region that is involved in such interaction for PKA is called the dimerization and docking domain, or DDD, which always is produced in pairs. Its binding partner in AKAPs is the anchoring domain, or AD. When mixed together, DDD and AD will bind with each other spontaneously to form a binary complex, a process termed docking. Once “docked,” certain amino acid residues incorporated into DDD and AD will react with each other to “lock” them into a stably-tethered structure. The outcome of the DNL method is the exclusive generation of a stable complex, in a quantitative manner that retains the full biological activities of its individual components. Diverse drugs, chemical polymers, proteins, peptides, and nucleic acids are among suitable components that can be linked to either DDD or AD. Since DDD always appears in pairs, any component that is linked to DDD will have two copies present in the final products. A description of the DNL platform technology was published in the September 15, 2007, Supplement issue of Clinical Cancer Research.

The DNL method judiciously combines conjugation chemistry and genetic engineering to enable the creation of novel human therapeutics, and the potential construction of improved recombinant products over those currently on the market. To that end, we have created a number of novel agents that include DNL-PEGylated cytokines, such as alpha interferon linked to our proprietary humanized antibodies, as well as tetravalent and hexavalent mono- and bispecific antibodies.

Two new classes of novel agents created by DNL for targeted cancer therapy were presented at the 101st Annual Meeting of the American Association for Cancer Research in April 2010. The first group of protein constructs was ribonuclease (Rap)-based immunotoxins. In all, 4 antibody-Rap conjugates were presented at the conference, with each conjugate containing 4 copies of Rap linked to a specific site on one of our 4 humanized antibodies: epratuzumab (anti-CD22), veltuzumab (anti-CD20) IMMU-114 (anti-HLA-DR), and hRS7, an internalizing, humanized, anti-TROP-2 antibody. In preclinical studies using human tumor cell lines, all 4 conjugates were more potent than their respective parental antibodies, given either alone or in combination with Rap.

The second novel protein complex, designated as E1-L-thP1, was developed for targeted delivery of small interfering ribonucleic acids, or siRNAs, to diverse solid cancers. E1-L-thP1 is made up of hRS7 linked with 4 copies of human protamine, which are small proteins that bind to nucleic acids and, as such, are good candidates for delivering siRNAs to target cells.

RNA interference, or RNAi, is a natural process in cells in which short RNA molecules control which genes are active. In preclinical settings, RNAi has been shown to shut down the production of a number of cancer-related proteins. Despite the capability of RNAi to silence specific genes, the full therapeutic potential of RNAi remains to be realized due to a paucity of effective delivery system to target cells in vivo.

In preclinical studies, E1-L-thP1 was found to internalize in cancer cells that express the TROP-2 antigen, suggesting the binding ability of hRS7 remains intact in the fusion protein. More importantly, it effectively delivered siRNAs into TROP-2-expressing cancer cells, causing cell death. Further evaluation of the in vitro and in vivo efficacy of E1-L-thP1 for the delivery of CD74- and CEACAM6-specific siRNAs to treat TROP-2-expressing pancreatic cancer is ongoing.

As with all candidate therapeutic molecules developed by IBC or Immunomedics, the safety and potential efficacy cannot be predicted until sufficient trials in humans have been conducted.

Patents and Proprietary Rights

Our Patents

We have accumulated a sizeable portfolio of patents and patent applications in the course of our research, which we believe constitutes a very valuable business asset. The major patents relate primarily to our therapeutic product candidates as well as our technologies and other discoveries for which no product candidate has yet been identified. As of August 23, 2010, our portfolio included 150 issued U.S. patents. In addition, as of such date the portfolio included more than 300 issued foreign patents, with a number of U.S. and foreign patent applications pending.

The chart below highlights our material patents and product groups as of June 30, 2010 the major jurisdictions and relevant expiration periods.

Program & Product Group	Description/Targeted Antigen	Patent Expiration	Major Jurisdictions
CD22 Program—Epratuzumab	Unlabeled Antibody CD22	2014 – 2020	USA, Europe, Japan

CD20 Program—Veltuzumab	Unlabeled Antibody CD20	2023	USA, Europe, Japan

PAM4 Program—Yttrium Y 90 Clivatuzumab Tetraxetan	Y-90 Labeled Antibody PAM4	2023	USA, Europe, Japan

CD74 Program—Milatuzumab	Unlabeled Antibody CD74	2024	USA, Europe, Japan

DNL Program—TF2	Carcinoembryonic Antigen (CEACAM5) Antibody	2026	USA, Europe, Japan

Our Licenses

We have obtained licenses from various parties for rights to use, develop and commercialize proprietary technologies and compounds. Currently, we have the following licenses:

•

Medical Research Council, or MRC—We entered into a license agreement with MRC in May 1994, whereby we have obtained a license for certain patent rights with respect to the genetic engineering on monoclonal antibodies. Our agreement does not require any milestone payments, nor have we made any payments to MRC to date. Our agreement with MRC, which expires at the expiration of the last of the licensed patents in 2020, provides for future royalty payments to be made based on a percentage of product sales.

•

Center for Molecular Medicine and Immunology, or CMMI—We have entered into a license agreement with CMMI in December 2004, whereby we have licensed certain rights with respect to patents and patent applications owned by CMMI. Dr. Goldenberg, our Chief Medical Officer, Chief Scientific Officer and Chairman of our Board of Directors, is the founder, President and member of the Board of Trustees of CMMI. No license or milestone payments are required under this agreement. Under the license agreement, which expires at the expiration of the last of the licensed patents in 2023, CMMI will receive future royalty payments in the low single digits based on a percentage of sales of products that are derived from the CMMI patents. Under the license agreement we are able to decide which patent related expenses we will support. For the fiscal years ended June 30, 2010, 2009 and 2008, we have made payments for CMMI legal expenses regarding patent-related matters of $49,000, $29,000 and $95,000, respectively; however any inventions made independently of us by CMMI are the property of CMMI.

•

Alexis Biotech Limited, or Alexis—We have entered into a collaboration and license agreement with Alexis in July 2009. Alexis has developed antibody-HLA technology for immunotherapy and immunodiagnosis of various diseases and we have developed a platform technology referred to as Dock-and-Lock method that allows the recombination of independent biological or synthetic materials. The companies have entered into a collaboration agreement for the development of a recombinant product combining Alexis antibody—HLA technology with our proprietary Dock-and-Lock method.

Our agreement does not require any milestone payments, nor have we made or received any payments with Alexis to date. Both companies will share in the development costs and we will have first worldwide commercialization rights of products derived from the partnership. Our agreement with Alexis, which expires at the expiration of the last of the licensed patents and the expiration of the royalty term for any and all unilateral products developed under this agreement, provides for future royalty payments to be made based on a percentage of product sales.

•

GE Healthcare LTD, or GEHC—We entered into a license and collaboration agreement with GEHC in August 2010. GEHC provides transformational medical technologies and services in medical imaging and information technologies, medical diagnostics, patient monitoring systems, drug discovery, biopharmaceutical manufacturing technologies, performance improvement and performance solutions services. The collaboration agreement is for the evaluation of labeling techniques based on our patented F-18 peptide labeling method, and is to determine whether our proprietary labeling technology meets with GEHC’s application needs. The collaboration agreement provides for an upfront payment to Immunomedics and expense reimbursement for the project, not to exceed $100,000. This agreement will remain in force for a period of two years.

Our Trademarks

The mark “IMMUNOMEDICS” is registered in the U.S. and 19 foreign countries and a European Community Trademark has been granted. Our logo is also registered in the U.S. and in two foreign countries. The mark “IMMUSTRIP” is registered in the U.S. and Canada. The mark “LEUKOSCAN” is registered in the U.S. and nine foreign countries, and a European Community Trademark has been granted. In addition, we have applied for registration in the U.S. for several other trademarks for use on products now in development or testing, and for corresponding foreign and/or European Community Trademarks for certain of those marks. The marks “EPRATUCYN” and “VELTUCYN” have been allowed in the U.S., and International Trademark Registrations and Canadian applications which claim priority to the respective U.S. applications have been filed for “EPRATUCYN” and “VELTUCYN.” The International Registrations request registration in China, Japan and the European Union. Applications have been filed in the U.S. for “CLIVATUCYN” and “MILATUCYN.”

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

Strategic Partnering and Relationships

Nycomed GmbH

During fiscal year 2010, under the terms of the Nycomed Agreement, we received two milestone payments of $5.0 million each from Nycomed for completing a Phase I/II study in ITP and for developments related to the RA indication. The Nycomed Agreement also provides us with an option to co-promote veltuzumab for the treatment of ITP in the United States. We also received an initial cash payment of $40.0 million in fiscal 2009.

Nycomed is a privately owned pharmaceutical company that provides medicines for hospitals, specialists and general practitioners, as well as over-the-counter medicines in selected markets. Nycomed stated that, as veltuzumab is the first anti-CD20 with a subcutaneous administration tested in clinical trials, it has the potential to contribute to an improved safety profile versus the currently intravenously administered anti-CD20s. The subcutaneous formulation of veltuzumab should avoid infusion-related side effects and increase patient and physician convenience. Nycomed believes that anti-CD20’s antibodies are considered to be one of the strongest growing segments within the RA market and offer additional market potential by extending into other autoimmune and inflammatory diseases.

UCB, S.A.

Under the terms of the UCB Agreement, UCB is solely responsible for the development, manufacturing and commercialization of epratuzumab for the treatment of all autoimmune indications and for the continuation of ongoing clinical trials in SLE. Under the terms of the agreement Immunomedics was responsible for supplying epratuzumab for the completion of clinical trials relating to SLE, the Sjogren’s Phase II Clinical Trial and the SLE Open Label Study as defined in the UCB Agreement. In August 2009, UCB relieved us of our remaining obligation to supply UCB with any further supplies. Therefore, during fiscal 2010 we recorded as revenue the remainder of the $31.1 million of deferred revenue from UCB.

Other Collaborations

On July 24, 2009, we entered into a partnership and cross-licensing agreement with Alexis Biotech Ltd., London, England, to jointly develop targeted vaccines against cancers that include melanoma and chronic lymphocytic leukemia, and infectious diseases, such as AIDS. The development will combine the DNL technology with the proprietary HLA-antibody targeting technology from Alexis Biotech. Under the terms of the agreement there were no payments exchanged between parties. Both companies will share in the development costs and we will have first worldwide commercialization rights to products derived from the partnership. There are no near term material cash commitments as a result of this agreement.

On August 12, 2010, we entered into a license and collaboration agreement with GE Healthcare LTD. The collaboration agreement is for the evaluation of labeling techniques based on our patented F-18 peptide labeling method, and is to determine whether our proprietary labeling technology meets with GE Healthcare’s application needs. The collaboration agreement provides for an upfront payment to Immunomedics and expense reimbursement for the project, not to exceed $100,000. This agreement will remain in force for a period of two years.

We conduct research on a number of our programs in collaboration with CMMI and its clinical unit, the Garden State Cancer Center. CMMI performs contracted pilot and pre-clinical trials in scientific areas of importance to us and also conducts basic research and pre-clinical evaluations in a number of areas of potential interest to us. Dr. David M. Goldenberg, our Chairman of the Board and Chief Scientific Officer and Chief Medical Officer, is the President and a Member of the Board of Trustees of CMMI.

The following table indicates the new research grant awards we received from the National Institute of Health (NIH) during the 2010 fiscal year.

Grant Project	Award Period	Total $ Grant Award
F-18 Labeled Peptides for Pretargeted PET Imaging of Pancreatic Cancer	9/24/09 – 7/31/11	$1,122,961
Combined radio-and immunotherapy of aggressive NHL	9/21/09 – 7/31/12	860,000	*
Novel multivalent/multifunctional agents derived from a humanized anti-insulin-like growth factor receptor-I (IGF-IR) monoclonal antibody (mAb) for treatment of metastatic renal cell carcinoma	6/1/10 – 5/21/11	192,688
Development of an interferon-alpha veltuzumab conjugate	9/01/09 – 3/31/10	133,835

Total for NIH Grants approved in FY 2010		$2,309,484

*	Additional funding is available if program milestones are met.

We also collaborate with numerous other academic and research centers. Our academic collaborators have included such institutions as the Erasme University Hospital, Brussels, Belgium; University of Nijmegen, The Netherlands; Institut national de la sante et de la recherche medicale, or INSERM, Nantes, France; University Medical Center Göttingen, Germany; St. Bartholomew’s Hospital, London, England; New York Presbyterian Hospital—Weill Cornell Medical College; University of Ohio Cancer Center; M.D. Anderson Cancer Center; and Roswell Park Cancer Institute. We believe such academic research collaboration may identify new and improved products and techniques for diagnosing and treating various cancers and infectious diseases.

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

Orphan Drug Act

To date, we have successfully obtained Orphan Drug designation by the FDA under the Orphan Drug Act of 1983 for epratuzumab for non-Hodgkin’s lymphoma, yttrium-90-labeled PAM4 for pancreatic cancer, labetuzumab for ovarian, pancreatic and small cell lung cancers, and milatuzumab for multiple myeloma and chronic lymphocytic leukemia. There can be no assurance, however, that our competitors will not receive approval of other different drugs or biologics for treatment of the diseases for which our products and product candidates are targeted.

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

Pricing Controls

The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing reimbursement or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

Third Party Reimbursement

In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

Competition

Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors such as the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies. A number of companies, including Biogen Idec, Genentech/Hoffmann-LaRoche, Glaxo SmithKline, Human Genome Sciences, Seattle Genetics, Trubion Pharmaceuticals, Zymogenetics, Merck Serono, Genmab, Medarex, Amgen, Bristol-Myers Squibb, Bayer Schering Pharma, Pfizer, AstraZeneca, Sanofi Adventis and Eli Lilly are engaged in the development of therapeutic autoimmune and oncology products. Many of these companies have significantly greater financial, technical and marketing resources than we do. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants. Our ability to compete successfully with other companies in the biopharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

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

As part of the Nycomed Agreement we are responsible for the manufacture and sale to Nycomed for veltuzumab for a supply level indicated in the Nycomed Agreement at a price as defined in the Nycomed Agreement. As part of the UCB Agreement we were responsible for the manufacture of epratuzumab for the completion of the ongoing clinical trials relating to SLE, and if requested by UCB (and within our production capacity), to manufacture and supply the initial commercial launch of epratuzumab for the treatment of SLE and for certain future clinical trials for another autoimmune disease indication, if necessary. In August 2009, UCB relieved us of our obligations to supply UCB with epratuzumab.

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

Employees

As of August 23, 2010, we employed 122 persons on a full-time basis, of whom 22 were in research and development departments, 18 of whom were engaged in clinical research and regulatory affairs, 59 of whom were engaged in operations and manufacturing and quality control, and 21 of whom were engaged in finance, administration, sales and marketing. Of these employees, 53 hold M.D., Ph.D. or other advanced degrees. We believe that while we have been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel continues to be intense and there can be no assurance that we will continue to be able to attract and retain the professionals we will need to grow our business. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employees is excellent.

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

We have incurred significant operating losses since our formation in 1982. As of June 30, 2010, we had an accumulated deficit of approximately $203.0 million, including net income of $37.0 million and $2.3 million for the years ended June 30, 2010 and June 30, 2009, respectively. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue to date have been derived from our existing licensing agreements with UCB and Nycomed. The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our business operations or related cash flows. For example, for the year ended June 30, 2010, we were profitable primarily because of the recognition during the period of all remaining $31.1 million of deferred revenue resulting from our 2006 agreement with UCB. Whereas during the 2010 fiscal year, we used $7.1 million in cash to fund operations. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging products. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic products and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. We expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

Negative conditions in the global credit markets has impaired and may continue to impair the liquidity of our investment in auction rate securities.

Our auction rate securities consist of AAA rated securities at a par value of $11.0 million as of June 30, 2010. The continued negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit markets do not improve, auctions for our invested amounts may continue to fail. If an auction continues to fail for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found, such buyer may only be willing to purchase the investments at price below par. Further, rating downgrades of the security issuer or the third-parties insuring such investments may further impact our ability to auction or sell these securities.

We may not be able to sell some or all of our auction rate securities at an auction if the auction fails; that is, if there are more auction rate securities offered for sale than there are buyers for those auction rate securities. Additionally, the relative buying and selling interest of market participants in our auction rate securities and in the auction rate securities market as a whole will vary over time, and such variations may be affected by, among other things, news relating to the issuer, the attractiveness of alternative investments, the perceived risk of owning the security (whether related to credit, liquidity or any other risk), the accounting or tax treatment accorded the instruments, reactions to regulatory actions or press reports, financial reporting cycles and market sentiment generally. Shifts of demand in response to any one or simultaneous particular events cannot be predicted and may be short-lived or exist for longer periods.

It is possible that the lack of liquidity in our auction rate security investments could adversely affect our liquidity and our ability to fund our operations. We cannot predict whether future auctions related to auction rate securities will be successful. We are currently seeking alternatives for reducing our exposure to the auction rate market, but may not be able to identify any such alternative. These alternatives could result in us receiving significantly less then par value for our investments. If we are not able to monetize some or all of our auction rate securities, we could suffer a loss and such loss could have a material adverse effect on our ability to finance our future ongoing operations.

Our most advanced therapeutic product candidates are still only in the clinical development stage, and will require us to raise capital in the future in order to fund further expensive and time-consuming studies before they can even be submitted for final regulatory approval.

Our most advanced therapeutic product candidates are still in the clinical development stage and will not be available for commercial sale any time soon, if ever. In order to complete the clinical development process for each of our product candidates, it will be necessary to invest significant financial resources, and devote a great deal of time and effort, just to reach the point where an application for final FDA or foreign regulatory approval can be submitted. In addition, we will need to raise additional capital to finance the costly process of obtaining approval for any of our current products should we get to that stage of product development. Given the current downturn in the economy, however, financing may not be available to us when we need it or on terms acceptable to us.

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

Even if we are able to demonstrate the safety and efficacy of our product candidates in clinical trials, if we fail to gain timely approval to commercialize our product candidates from the FDA and other foreign regulatory authorities, we will be unable to generate the revenues we will need to build our business. These approvals may not be granted on a timely basis, if at all, and even if and when they are granted they may not cover all the indications for which we seek approval. For example, while we may develop a product candidate with the intention of addressing a large, unmet medical need, the FDA may only approve the use of the drug for indications affecting a relatively small number of patients, thus greatly reducing the market size and our potential revenues. The approvals may also contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use, which could further narrow the size of the market. In certain countries, even if the health regulatory authorities approve a drug, it cannot be marketed until pricing for the drug is also approved. Finally, even after approval can be obtained, we may be required to recall or withdraw a product as a result of newly discovered safety or efficacy concerns, either of which would have a materially adverse effect on our business and results of operations.

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

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•

$40.0 million from Nycomed in fiscal 2009 to license the rights to develop, manufacture and commercialize veltuzumab for the treatment of all non-cancer indications, and $10.0 million in milestone payments in fiscal 2010 under the terms of this agreement with Nycomed;

•	$38.0 million from UCB in fiscal 2006 to license the rights to develop, manufacture and commercialize epratuzumab for the treatment of all autoimmune disease indications;

•	approximately $259.0 million from the public and private sale of our debt and equity securities through June 30, 2010; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

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

Our ability to raise future capital on acceptable terms will depend not only upon our operating performance, but also on conditions in the public and private debt and equity markets, as well as the overall performance of other companies in the biopharmaceutical and biotechnology sectors. Because of the current downturn in the economy and adverse conditions in the public and private debt and equity markets, financing may not be available to us when we need it on terms we find acceptable, if at all. Furthermore, the terms of any such debt or equity financing may include covenants which limit our future ability to manage the business, contain preferences, privileges and rights superior to those enjoyed by holders of our common stock or cause substantial dilution to our existing stockholders.

If we cannot successfully and efficiently manufacture the compounds that make up our products and product candidates, our ability to sell products and conduct clinical trials will be impaired.

Our ability to conduct our pre-clinical and clinical research and development programs depends, in large part, upon our ability to manufacture our proprietary compounds in accordance with FDA and other regulatory requirements. While we have completed construction on the major expansion of our manufacturing facilities in New Jersey in anticipation of our current and future needs, we have no historical experience in manufacturing these compounds in significant quantities, and we may not be able to do so in the quantities and with the degree of purity that is required to commercialize these products. Any interruption in manufacturing at this site, whether by natural acts or otherwise, could significantly and adversely affect our operations, and delay our research and development programs.

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

The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Biogen Idec, Genentech, Glaxo SmithKline, Hoffmann-LaRoche, Human Genome Sciences, Seattle Genetics, Trubion Pharmaceuticals, Zymogenetics, Merck Serono, Genmab, Medarex, Amgen Inc., Bristol-Myers Squibb, Bayer Schering Pharma AG, Pfizer, AstraZeneca and Eli Lilly, are engaged in the development of therapeutic autoimmune and oncology products. For example, Human Genome Sciences and their corporate partner, Glaxo SmithKline recently reported that belimumab, their human monoclonal antibody against B-lymphocyte stimulator or BlyS, met the primary endpoint in the first of two pivotal Phase III trials in patients with serologically active SLE. Thus, belimumab is ahead of epratuzumab in its clinical development timeline for the therapy of patients with SLE. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman, Chief Scientific Officer and Chief Medical Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the fiscal year ended June 30, 2010, we have incurred $0.4 million of research expenses for activities conducted by CMMI on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have research collaborations with CMMI. Dr. Goldenberg is also a minority stockholder, director and officer of our majority-owned subsidiary, IBC. Dr, Goldenberg is the primary inventor of new intellectual property for Immunomedics and IBC and is largely responsible for allocating ownership between the two companies.

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

Risks Related to Government Regulation of our Industry

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our future products and profitability. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA), which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. Effective January 1, 2010, the new law increases the minimum Medicaid drug rebates for pharmaceutical companies, expands the 340B drug discount program, and makes changes to affect the Medicare Part D coverage gap, or “donut hole.” The law also revises the definition of “average manufacturer price” for reporting purposes (effective October 1, 2011), which could increase the amount of the Company’s Medicaid drug rebates to states, once the provision is effective. The new law also imposes a significant annual fee on companies that manufacture or import branded prescription drug products (beginning in 2010). Substantial new provisions affecting compliance also have been added, which may require modification of business practices with health care practitioners.

The reforms imposed by the new law will significantly impact the pharmaceutical industry; however, the full effects of PPACA cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional change could be made to governmental healthcare programs that could significantly impact the success of our future products, and we could be adversely affected by current and future health care reforms.

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

At August 23, 2010, we had 75,302,660 shares of common stock outstanding, 6,939,788 additional shares reserved for the exercise of outstanding options and restricted stock units and 4,447,107 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plans.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of June 30, 2010, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief

Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 11% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

At August 23, 2010, we had 75,302,660 shares of common stock outstanding, 6,939,788 additional shares reserved for the exercise of outstanding options and restricted stock units and 4,447,107 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plan.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is located at 300 American Road, Morris Plains, New Jersey 07950, where we currently lease approximately 85,000 square feet of commercial office space. In June 2009, we amended the lease agreement to add an additional 11,000 square feet of commercial office space to lease the entire facility, which we anticipate will occur by December 31, 2010. The lease is for the same lease term, expiring in October 2021. After the facility expansion takes effect, the base annual rate will be at $0.6 million, which rate is fixed through

October 2011 and increases thereafter every five years. Our manufacturing, regulatory, medical, research and development laboratories, and our finance, marketing and executive offices are currently located in this facility. Effective August 1, 2010, we subleased approximately 1,000 square feet to CMMI for their operations. We operate a 7,500 square-foot, commercial-scale manufacturing facility within our Morris Plains headquarters, which consists of four independent antibody manufacturing suites, several support areas, and a quality control laboratory. See Item 1 Business, “Manufacturing.” In addition, our European subsidiary, Immunomedics GmbH, leases executive office space in Darmstadt, Germany.

Item 3.	Legal Proceedings

Former Investment Advisor/Broker—Auction Rate Securities Matter

On April 15, 2009, we initiated arbitration before the Financial Industry Regulatory Authority (“FINRA”) against our former investment advisor/broker (Banc of America Investment Services, Inc. and Banc of America Securities, LLC). In the arbitration, we claim that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, New Jersey common law, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning auction-rate securities, inappropriately advising investment in auction-rate securities, and failing to supervise their employees. We seek to rescind our purchase of the initial investment in auction-rate securities, of which $9.9 million is currently outstanding as of August 23, 2010. We have also requested compensatory damages, consequential damages, punitive damages, and other relief. The arbitration hearing is scheduled to begin September 2010.

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

Market Price and Dividend Information

Our common stock is quoted on the NASDAQ Global Market under the symbol “IMMU.” The following table sets forth, for the last two fiscal years, the high and low sales prices for our common stock, as reported by the NASDAQ Global Market:

Fiscal Quarter Ended	High	Low
September 30, 2008	$2.85	$1.45
December 31, 2008	2.04	1.00
March 31, 2009	1.79	0.84
June 30, 2009	2.77	0.90

September 30, 2009	$7.16	$2.33
December 31, 2009	5.49	3.02
March 31, 2010	4.94	2.86
June 30, 2010	4.08	2.99

As of August 23, 2010, the closing sales price of our common stock on the NASDAQ Global Market was $3.08. As of August 23, 2010, there were approximately 527 stockholders of record of our common stock and, according to our estimates, approximately 13,651 beneficial owners of our common stock. We have not paid dividends on our common stock since inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of June 30, 2010.

Plan Category	Number of securities to be issued upon vesting of restricted shares and exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	6,459,163	$5.59	4,937,107
Equity compensation plans not approved by security holders	—	—	—

Total	6,459,163	$5.59	4,937,107

(1)	Includes the Company’s 2002 Stock Option Plan and 2006 Stock Incentive Plan.

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

	6/30/05	6/30/06	6/30/07	6/30/08	6/30/09	6/30/10
Immunomedics	100	154	243	125	149	181
NASDAQ Composite	100	106	127	111	71	89
NASDAQ Pharmaceutical	100	110	120	119	117	120

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 6.	Selected Financial Data

The following table sets forth our consolidated financial data as of and for each of the five fiscal years ended June 30, 2010. The selected consolidated financial data as of and for each of the five fiscal years ended June 30, 2010, has been derived from our audited consolidated financial statements. The consolidated financial statements for the years ended June 30, 2010, 2009 and 2008, are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal year ended June 30,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Statements of Operations
Revenues	$60,930	$30,021	$3,651	$8,506	$4,353
Cost and expenses	26,997	27,538	26,689	24,207	28,699
(Loss) on change in fair value of warrants	—	—	—	—	(270)
Gain on sales and redemptions of marketable securities	915	69	—	—	—
Impairment charge on marketable securities	—	(2,350)	(2,950)	—	—
Interest income (expenses) and other income—net	789	1,175	2,192	(1,492)	(4,507)
Minority interest	—	—	76	106	90
Foreign currency transaction gain (loss)	130	(3)	121	35	(17)

Income (loss) before income tax benefit	35,767	1,374	(23,599)	(17,053)	(29,050)
Income tax benefit	1,229	900	690	397	490

Net income (loss)	$36,996	$2,274	$(22,909)	$(16,656)	$(28,560)

Net income (loss) per common share—basic	$0.49	$0.03	$(0.31)	$(0.26)	$(0.52)

Net income (loss) per common share—diluted.	$0.49	$0.03	$(0.31)	$(0.26)	$(0.52)

Weighted average shares outstanding—basic	75,201	75,125	75,093	63,277	55,263

Weighted average shares outstanding—diluted	75,994	76,083	75,093	63,277	55,263

	As of June 30,
	2010	2009	2008	2007	2006
Balance Sheets
Cash, cash equivalents and current portion of auction rate securities	$30,490	$27,391	$26,182	$46,233	$41,827
Auction rate securities non-current (1)	8,222	17,458	—	—	—
Restricted securities	—	—	—	1,275	2,550
Total assets	46,122	53,281	34,731	60,198	58,242
Long-term debt (2)	—	—	—	—	29,525
Stockholders’ equity (deficit) (3)	$40,719	$1,977	$(1,363)	$20,330	$(17,428)

(1)	Auction rate securities that are not currently liquid have been reclassified as non-current assets beginning in December 2008.
(2)	All of the remaining 5% Senior Convertible Notes, due May 2008 were converted in shares of common stock during the 2007 fiscal year.
(3)	We have never paid cash dividends on our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company primarily focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled, or “naked,” form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins, in each case to create highly targeted agents. Using these technologies, we have built a broad pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes approximately 150 issued patents in the U.S. and more than 300 other issued patents worldwide, protects our product candidates and technologies.

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

From inception in 1982 through June 30, 2010 we had an accumulated deficit of approximately $203.0 million. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature or source of which cannot be predicted), our losses will continue as we conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years.

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

Revenue Recognition

We account for revenue arrangements that include multiple deliverables as a separate unit of accounting if: a) the delivered item has value to the customer on a standalone basis, b) there is objective and reliable evidence of the fair value of the undelivered items and c) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition. We have concluded that the License and Collaboration Agreement dated July 11, 2008, or the Nycomed Agreement, with Nycomed GmbH, and the Development, Collaboration and License Agreement dated May 9, 2006 with UCB, S.A., or the UCB Agreement, should be accounted for as a single unit of accounting.

We amortized the $40.0 million payment received as part of the Nycomed Agreement over the expected obligation period, which was originally estimated to be December 2009. During the 2010 fiscal year this amortization period was changed to March 2010, when all obligations under this agreement were completed.

We also concluded that the $38.0 million payment received from UCB should be amortized over the expected obligation period of the UCB Agreement, which was initially estimated to end in November 2009. However, as previously disclosed, during the 2007 fiscal year, UCB decided to stop further new patient enrollment into the Systemic Lupus Erythematosus, or SLE, clinical trials designed and initiated by us. UCB ultimately decided to establish new protocols under which new clinical trials for the treatment of SLE would be conducted and subsequently terminated the then existing SLE clinical trials that had been designed and initiated by Immunomedics.

As a result of the UCB decision to terminate the two Phase III SLE trials, initiated by Immunomedics, we were no longer able to determine how these decisions would impact the obligation period for our remaining potential manufacturing responsibilities under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, we ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement. In August 2009, we were relieved by UCB of our remaining obligation to supply UCB with any further supplies. Therefore, as our last obligation under the agreement was legally terminated, we amortized the remainder of the upfront payment ($31.1 million) received from UCB as revenue in the first quarter of the 2010 fiscal year.

Milestone payments are recognized as revenue upon the achievement of mutually agreed milestones, provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement, and (ii) there is no continuing performance obligations associated with the milestone payment. During the 2010 fiscal year, we recorded revenue of $10.0 million for milestone payments under the terms of the Nycomed Agreement.

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

As of June 30, 2010, we held three auction rate securities with a par value of $11.0 million. These securities are classified as either current or long-term investments on our consolidated balance sheet, based on their anticipated liquidity. Until February 2008, the auction rate securities market was highly liquid. During the year ended June 30, 2010, we sold three ARS for $9.6 million (par value of $11.0 million) to brokers in a secondary market. In addition, $0.3 million of ARS were redeemed at par value during the year ended June 30, 2010. The carrying value of the ARS sold and redeemed was $9.0 million, resulting in a gain of $0.9 million realized in fiscal year ended June 30, 2010. In July 2010, we sold one ARS for $1.0 million (par value of $1.1 million) to a broker in a secondary market. The remaining two ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process, of which there is no assurance.

We reviewed our ARS to determine whether the classification of the impairment is “temporary” or “other-than-temporary.” A temporary impairment results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. This treatment is appropriate when a loss in an investment is determined to be temporary in nature and a company has the ability to hold the investment until a recovery in market value takes place. Such an unrealized loss does not affect net income for the applicable accounting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

As a result of our assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, we determined that the estimated fair value does not approximate par value, although we continue to earn interest on our ARS at the maximum contractual rate. Accordingly, beginning with the three-month period ended March 31, 2008, we recorded an other than temporary impairment charge to reduce the value of the ARS to their estimated fair value. Utilizing a discounted cash flow model we determined that the change in the estimated fair value of our remaining investments in ARS for the year ended June 30 2009 resulted in other than temporary impairment charge of $2.4 million which was recorded as other expense in the Consolidated Statement of Operations. The Company recorded an unrealized gain on ARS of $0.2 million for the year ended June 30, 2010 which was recorded as part of the Consolidated Statement of Comprehensive Income. We used a discounted cash flow model to determine the estimated fair value of our investment in ARS. As of June 30, 2010, we estimated the fair value of these marketable securities to be $9.2 million.

The significant assumptions used in preparing the discounted cash flow model as of June 30, 2010 include (i) estimates for the investment’s contractual bond coupon rates (ranging from 1.35% – 1.85%), (ii) the market yield interest rates (estimated at the U.S. Treasury Seven-Year Bond Rate of 2.42% plus a premium factor of 2.0%) and (iii) the effective maturity period of approximately seven years (which is the period the auctions are expected to resume its normal function). If our estimates regarding the fair value of these securities are inaccurate, a future other-than-temporary impairment charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and, as such, we may be required to record additional losses for impairment if we determine there are further declines in fair value. During the years ended June 30, 2010 and 2009, we reported $0.5 million and $0.4 million, respectively, of amortization of the market value discount of the ARS.

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

The fair value of each option granted during the years ended June 30, 2010, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the following table:

	Years ended June 30,
	2010	2009	2008
Expected dividend yield	0%	0%	0%
Expected option term (years)	5.78	5.31	5.40
Expected stock price volatility	92%	92%	93%
Risk-free interest rate	2.77% – 3.32%	1.92% – 3.71%	2.88% – 5.11%

The weighted average fair value at the date of grant for options granted during the years ended June 30, 2010, 2009 and 2008 were $2.59, $1.88 and $2.93 per share, respectively. We used historical data to estimate forfeitures. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

We have a total of 1,675,117 shares underlying non-vested options and restricted stock grants outstanding as of June 30, 2010. As of June 30, 2010 and 2009 there was $3.4 million and $4.3 million, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.7 years. The weighted average remaining contractual terms of the exercisable shares is 3.62 years and 3.95 years as of June 30, 2010 and 2009, respectively.

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

Results of Operations

Fiscal Year 2010 compared to Fiscal Year 2009

Revenues for the fiscal year ended June 30, 2010 were $60.9 million as compared to $30.0 million for the fiscal year ended June 30, 2009, representing an increase of $30.9 million or 103%. The increase for the year ended June 30, 2010 is primarily the result of recording license fee revenue of $31.1 million for the UCB Agreement. There was no corresponding revenue for UCB in 2009. In August 2009, we received notice from UCB relieving us of our responsibilities for the manufacturing of epratuzumab, the only remaining obligation under the UCB agreement, thus allowing us to record the full amount of the remaining deferred license fee revenue. Product sales for the year ended June 30, 2010 were $3.1 million, as compared to $3.5 million for the same period in 2009, representing a decrease of $0.4 million or 11% due to lower sales volume of LeukoScan in Europe over the previous year. Research and development revenues for the year ended June 30, 2010 were $2.1 million as compared to $1.0 million for the same period of 2009, an increase of $1.1 million or 110% due to the timing and size of the grant programs in the current year.

Total operating expenses for the fiscal year ended June 30, 2010 were $27.0 million as compared to $27.5 million in the fiscal year ended June 30, 2009, representing a decrease of $0.5 million or 2%. Research and development expenses for the fiscal year ended June 30, 2010 decreased by $1.6 million, or 7%, to $19.9 million from $21.5 million in fiscal year ended June 30, 2009 due primarily to $4.2 million of increased expense reimbursement from Nycomed (which we do not expect to continue at the same level in fiscal 2011) and $1.2 million of lower patent-related expenses, partially offset by $2.0 million of higher levels of materials, supplies and testing for Nycomed related production, $1.0 million of higher spending for clinical trials as well as $0.5 million from higher headcount and related salaries and employee benefits. Cost of goods sold for fiscal year ended June 30, 2010 increased by $0.7 million or 233% to $1.0 million from $0.3 million in fiscal year ended June 30, 2009. During the year-ended June 30, 2010, cost of goods sold increased $0.6 million as a result of the inventory reserve on certain of our Leukoscan® work-in-process inventories which were deemed to be unsaleable due to a third-party manufacturer’s process deviation that resulted in product that did not meet our quality control standards. Excluding the impact of the inventory reserve adjustment for work-in-process, the gross profit margins were 89% for the year-ended June 30, 2010 compared to 92% for the year ended June 30, 2009. The decline in the gross profit percentage in fiscal year 2010 was primarily due to lower sales volume and unfavorable currency impact.

Sales and marketing expenses for the 2010 and 2009 fiscal years were $0.8 million. General and administrative expenses for fiscal year 2010 increased by $0.4 million or 8% from $5.0 million in fiscal year 2009 to $5.4 million in fiscal year 2010. This increase is primarily attributable to an increase of $0.4 million in additional incentive compensation due to Dr. David M. Goldenberg in accordance with his employment agreement.

A gain of $0.9 million was reported for the year ended June 30, 2010 on the sales and redemptions of auction rate securities with a carrying value of $9.0 million (par value of $11.3 million), as compared to a $2.4 million temporary impairment charge on marketable securities associated with our investments in auction rate securities for the year ended June 30, 2009, partially offset by a $69,000 gain on the settlement of auction rate securities. See discussion in Note 3 to the consolidated financial statements for more information on our investments in auction rate securities.

Interest and other income decreased by $0.4 million from $1.2 million in fiscal year 2009 to $0.8 million in fiscal year 2010. This decline was primarily the result of lower rates of return on investments and lower cash balances during the year. This decline in fiscal year 2010 was partially offset by an increase of $77,000 for the amortization of the discount for the auction rate securities over the previous year.

For fiscal years 2010 and 2009, we recorded a tax benefit of $1.0 million and $1.4 million, respectively, as a result of our sale of approximately $12.8 million and $17.2 million of New Jersey state net operating losses, respectively. For the fiscal year 2010, we recorded a Federal income tax provision of $0.1 million, which was offset by a similar Federal tax refund received for the fiscal year 2007 alternative minimum tax paid, (as provided by the Federal Troubled Asset Relief Program). In addition, for the fiscal year 2010 we recorded a $0.2 million reduction of tax obligations of our foreign subsidiaries. For the fiscal year 2009, we recorded a Federal income tax provision of $0.2 million and our foreign subsidiaries recorded a foreign tax provision of $0.3 million. The tax benefits for fiscal years 2010 and 2009 were also partially offset by New Jersey state income tax provisions of $6,000 and $4,000, respectively.

Net income allocable to common stockholders for fiscal year 2010 is $37.0 million, or $0.49 per share as compared to $2.3 million, or $0.03 per share, in fiscal year 2009.

Fiscal Year 2009 compared to Fiscal Year 2008

Revenues for the fiscal year ended June 30, 2009 were $30.0 million as compared to $3.7 million for the fiscal year ended June 30, 2008, representing an increase of $26.3 million, or 711%. License fee and other revenue for the 2009 fiscal year was $25.5 million compared to no license fee and other revenue in the 2008 fiscal year. The 2009 fiscal year included $25.5 million of amortization of deferred revenue as a result of the Nycomed Agreement executed in August 2008. The 2008 fiscal year did not include any amortization of deferred revenues from the UCB Agreement due to the decision by UCB in February 2007 to stop patient enrollment into the SLE clinical trials, as discussed in our Critical Accounting Policy. Product sales for the year ended June 30, 2009 were $3.5 million, as compared to $3.4 million for the same period in 2008, representing an increase of $0.1 million or 3% due to increased sales of LeukoScan in Europe over the previous year, partially offset by the unfavorable currency impact of the Euro. Research and development revenues for the year ended June 30, 2009 were $1.0 million as compared to $0.3 million for the same period of 2008, an increase of $0.7 million or 233%. This increase was the result of there being three Phase II grant programs in effect for most of fiscal year 2009 as compared to two smaller Phase I grant programs in effect available in the previous year.

Total operating expenses for the fiscal year ended June 30, 2009 were $27.5 million as compared to $26.7 million in the fiscal year ended June 30, 2008, representing an increase of $0.8 million or 3%. Research and development expenses for the fiscal year ended June 30, 2009 decreased by $0.7 million, or 3%, to $21.5 million from $22.2 million in fiscal year ended June 30, 2008 due primarily to expense reimbursements of $2.5 million received from Nycomed, partially offset by additional employees and related salaries and employee benefits. Cost of goods sold for fiscal year ended June 30, 2009 decreased by $0.1 million or 25% to $0.3 million from $0.4 million in fiscal year ended June 30, 2008. Gross profit margins were 92% for the 2009 fiscal year compared to 87% for the 2008 fiscal year. The improvement in the gross profit percentage in fiscal year 2009 was primarily due to our expensing of work-in-process inventory that failed our quality assurance testing in fiscal 2008.

Sales and marketing expenses for fiscal years 2009 and 2008 were $0.8 million. General and administrative expenses for fiscal year 2009 increased by $1.7 million or 52% from $3.3 million in fiscal year 2008 to $5.0 million. This increase is primarily attributed to the termination of certain severance payments and insurance benefits as part of our previous employment agreement with Dr. David M. Goldenberg ($0.6 million) and the termination of the split dollar insurance life insurance agreement and related liabilities ($1.2 million) which occurred in the previous year, not recurring in the current year. Exclusive of the insurance related items, general and administrative expenses decreased $0.1 million or 2% as compared to the prior year.

A charge of $2.4 million was reported for the year ended June 30, 2009 for an other than temporary impairment charge on marketable securities associated with our investments in auction rate securities as compared to a charge of $3.0 million reported for the year ended June 30, 2008. See discussion in Note 3 to the consolidated financial statements for more information on our investments in auction rate securities and this other than temporary impairment charge.

Interest and other income for fiscal year 2009 decreased by $1.1 million from $2.3 million in fiscal year 2008 to $1.2 million in fiscal year 2009, primarily due to the sale in the prior year of four executive life insurance contracts which were no longer deemed to be necessary (resulting in $0.5 million of other income) and lower levels of investments as well as lower rates of return on investments. This decrease was partially offset by $0.4 million for the amortization of the discount for the auction rate securities.

For fiscal years 2009 and 2008, we recorded a tax benefit of $1.4 million and $1.1 million, respectively, as a result of our sale of approximately $17.2 million and $13.2 million of New Jersey state net operating losses, respectively. For the 2009 fiscal year, we recorded a Federal income tax provision of $0.2 million and our foreign subsidiaries recorded a foreign tax provision of $0.3 million. For the 2008 fiscal year, we recorded a Federal income tax provision of $26,000 and our foreign subsidiaries recorded a foreign tax provision of $0.3 million. The tax benefits for 2009 and 2008 fiscal years were also partially offset by New Jersey state income tax provisions of $4,000 and $14,000, respectively.

Net income allocable to common stockholders for fiscal year 2009 is $2.3 million, or $0.03 per share as compared to a net loss of $22.9 million, or $0.31 per share, in fiscal year 2008.

Research and Development Expenses

Research and development expenses for our product candidates in development were $19.9 million for the fiscal year ended June 30, 2010, $21.5 million for the fiscal year ended June 30, 2009 and $22.2 million for the fiscal year ended June 30, 2008. Research and development expenses decreased by $1.6 million in fiscal year 2010, or 7%, as compared to 2009. Research and development expenses decreased by $0.7 million in 2009, or 3%, as compared to 2008.

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

	Years Ended June 30,
	2010	2009	2008
	(in Thousands)
Research Costs	$6,653	$6,067	$5,197
Product Development Costs	13,201	15,418	17,012

Total	$19,854	$21,485	$22,209

Research Costs

Research costs in total increased by $0.6 million or 10% for the year ended June 30, 2010. Research costs in total increased by $0.9 million or 17% for the year ended June 30, 2009. The changes in research costs primarily relate to the following:

Personnel costs in 2010 were $2.7 million, an increase of $0.1 million or 3% as compared to 2009 due primarily to salary increases. Personnel costs in 2009 were $2.6 million, an increase of $0.4 million or 16% as compared to 2008, a result of increased employee staffing levels. This increase was a result of an increase to the employee headcount to offset the previous years’ attrition.

The use of outside research and testing services in 2010 were $0.5 million, a decrease of $0.1 million or 17% compared to 2009. This decrease resulted from the level of spending for outside services that was not required from Federal grant program activities that were necessary in the previous year. Outside research and testing services in 2009 were $0.6 million, an increase of $0.3 million or 100% compared to 2008. This increase resulted from research activities performed for the Company for increased Federal grant program activities and other necessary commercial research support which was not available in our existing facility.

Lab supplies and chemical reagent costs were $0.7 million in 2010, an increase of $0.1 million or 17% from 2009. This increase was a result of the increased level of activities from the previous year. Lab supplies and chemical reagent costs were $0.6 million in 2009, an increase of $0.1 million or 20% from 2008. This increase was a result of the replenishment of supplies from the previous year arising from the Company’s cost savings efforts during the 2008 fiscal year.

Indirect administrative and support services that are allocated to research based on research spending levels increased by $0.3 million or 27% to $1.4 million in fiscal year 2010, primarily resulting from employee related costs. Indirect administrative and support services for fiscal year 2009 were $1.1 million as compared to $0.9 million for fiscal year 2008, an increase of $0.2 million or 22%, primarily as a result of the increase to employee related costs.

Product Development Costs

Product development costs for the year ended June 30, 2010 in total decreased by $2.2 million or 14% as compared to 2009. Product development costs for the year ended June 30, 2009 in total decreased by $1.6 million or 9% as compared to 2008. The changes in product development costs primarily relate to the following:

In 2010, the Company benefited from cost efficiencies realized on labor and overhead as a result of continued efforts on the development of veltuzumab for Nycomed. The Company received $6.8 million in reimbursed product manufacturing expenses in the fiscal year 2010 compared to $2.6 million in the fiscal year 2009. The Nycomed Agreement was completed in August 2008, therefore this agreement had no impact to the fiscal year 2008 results. The Company does not expect the level of reimbursement from Nycomed to continue at the 2010 level in 2011.

Clinical trial expenses in fiscal year 2010 were $1.9 million, an increase of $1.0 million or 111% over 2009, a result of the increased patient enrollment in clinical trials in 2010, primarily for the clivatuzumab tetraxetan (hPAM4) trials. Clinical trial expenses in fiscal year 2009 were $0.9 million, an increase of $0.8 million or 800% over 2008. This increase was a result of increased patient enrollment in clinical trials in 2009.

Personnel costs in 2010 were $5.8 million, an increase of $0.4 million or 7% as compared to 2009, primarily due to salary increases and higher staffing levels. Personnel costs in 2009 were $5.4 million, an increase of $0.2 million or 4% as compared to 2008, due primarily to salary increases. This increase resulted from an increase in employee staffing levels over 2008.

Patent expenses for 2010 were $1.5 million, a reduction of $1.2 million or 44% from 2009. This reduction was primarily due to the completion of patent related expenses for legal actions during the 2010 fiscal year, resulting in lower professional fees. Patent expenses for 2009 were $2.7 million, a reduction of $0.1 million or 4% from 2008. This reduction resulted from an effort to control patent filings and support expenses, including bringing in a number of these services into the Company, partially offset by high professional fees for patent litigation defense.

Lab supplies and chemical reagent costs were $2.5 million in 2010, an increase of $0.7 million or 39% over 2009. The increase in 2010 was primarily due to manufacturing development requirements for veltuzumab product as part of the Nycomed Agreement and increased requirements to higher levels of clinical trial participation. Lab supplies and chemical reagent costs were $1.8 million in 2009, a decrease of $0.1 million or 5% over 2008. The reduction in 2009 was primarily due to the timing of material purchases.

Expenses for outside testing were $1.1 million in 2010, an increase of $0.6 million or 120% from 2009. This increase was the result of increased testing for process validations and product safety testing for Nycomed related manufacturing. Expenses for outside testing were $0.5 million in 2009, a decrease of $0.7 million or 58% from 2008. This decrease was primarily from the reduction of the number of tests performed for process validations and product safety in 2009.

Indirect administrative and support services that are allocated to development based on development spending levels increased by $0.2 million or 9% to $2.5 million in fiscal year 2010, primarily resulting from employee related costs. Indirect administrative and support services for fiscal year 2009 of $2.3 million were comparable to the 2008 fiscal year.

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

The duration and cost of clinical trials through each of the clinical phases may vary significantly over the life of a particular project as a result of, among other things, the following factors:

•	the length of time required to recruit qualified patients for clinical trials;

•	the duration of patient follow-up in light of trials results;

•	the number of clinical sites required for trials; and

•	the number of patients that ultimately participate.

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

Discussion of Cash Flows

Cash flows from operations. Net cash used in operating activities for the year ended June 30, 2010 was $7.1 million, compared to cash provided by operations of $21.3 million for the year ended June 30, 2009. The decline in the current year’s cash flow from operations is primarily the result of the $40.0 million upfront payment from the completion of the Nycomed Agreement that occurred in fiscal year 2009. This decline in 2010 is partially offset by the receipt of $10.0 million milestone payments earned from the Nycomed Agreement.

For fiscal year 2008, despite the loss from operations of $22.9 million for the year, the net cash used in operations was $7.2 million lower than the loss on operations due to the receipt of $3.3 million for the cash surrender value from the termination of executive life insurance policies in fiscal 2008 and non-cash charges, primarily the $3.0 million impairment charge on marketable securities and $1.6 million of depreciation expense.

Cash flows from investing. Net cash provided by investing activities for the year ended June 30, 2010 was $9.2 million compared to $60,000 of net cash provided by investing activities for the year ended 2009. In fiscal year 2010, $9.6 million of proceeds was received from the sales of certain auction rate securities and $0.3 million was received from the redemptions of certain auction rate securities, which were partially offset by $0.7 million of capital expenditures. In fiscal year 2009, proceeds of $0.7 million were received from the redemptions of certain auction rate securities, offset by $0.6 million of capital expenditures.

Net cash provided by investing activities for the year ended June 30, 2008 was $4.0 million, the net result of $4.2 million in net proceeds of the sale of certain auction rate securities, partially offset by $0.2 million of capital expenditures.

Cash flows from financing. Net cash used in financing activities for the year ended June 30, 2010 was $26,000, which is comprised of $0.2 million from the exercise of stock options, offset by the settlement of 47,000 employee stock options for $0.1 million. Net cash used in financing activities for the year ended June 30, 2009 was $0.1 million, the result of the settlement of 204,000 employee stock options by the Company. For the year ended June 30, 2008, the net cash used in financing activities of $1.2 million was primarily for the payment of debt.

At June 30, 2010, we had a working capital of $28.6 million, representing an increase of $48.8 million from the $20.2 million working capital deficit at June 30, 2009. This increase in working capital in fiscal 2010 is primarily a result of the recognition in fiscal year 2010 of $45.7 million of deferred revenue from the UCB and Nycomed Agreements which were classified as current liabilities as of June 30, 2009 and the cash proceeds from the sales and redemptions of $9.9 million of auction rate securities during the 2010 fiscal year. Partially offsetting this increase in working capital was our use of cash in operations of $7.1 million during the year.

At June 30, 2009, we had a working capital deficit of $20.2 million, representing a decline of $44.4 million from $24.2 million of working capital at June 30, 2008. The decrease in working capital for the 2009 fiscal year as compared to the 2008 fiscal year is primarily a result of the reclassification of our ARS to non-current assets at December 31, 2008 due to the existing market conditions and the failure of a market to develop for ARS and the reclassification of $31.1 million of the UCB Agreement deferred revenue outstanding from long-term to current, as the deferred revenue was reported as revenue in the first quarter of the 2010 fiscal year. Partially offsetting these classification changes was the receipt of the $40.0 million of upfront payment for the Nycomed Agreement in August 2008, a portion of which ($14.5 million) is included as deferred revenue in current liabilities in the balance sheet and which was recognized in the 2010 fiscal year. The upfront proceeds from the Nycomed Agreement was utilized to fund the cash used in operations of $18.7 million, (which represents net income excluding the $25.5 million of license fee revenue that was recognized under the Nycomed Agreement).

Our cash and cash equivalents of $29.5 million at June 30, 2010 represent an increase of $2.1 million from $27.4 million at June 30, 2009. Our cash and cash equivalents of $27.4 million at June 30, 2009 , represent an increase of $21.3 million from $6.1 million at June 30, 2008. The increase for fiscal year 2010 was primarily attributable to the sales and redemptions of $9.9 million of certain auction rate securities, partially offset by our use of cash in operations. The increase for fiscal year 2009 was primarily attributable to our receipt of the $40.0 million upfront payment from the Nycomed Agreement, partially offset by our use of cash in operations for the year ended June 30, 2009. Subsequent to June 30, 2010, we received $1.0 million in cash for the sale of one of the ARS (with a par value of $1.1 million).

Our remaining auction rate securities consist primarily of AAA rated securities that have an estimated fair value of $9.2 million. Auctions for our invested amounts began failing in February 2008 and have not succeeded since then, and we have been unable to liquidate our auction rate securities at par. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found, such buyer may only be willing to purchase the investments at a price below par. Further, rating downgrades of the security issuer or the third-parties insuring such investments may further impact our ability to auction or sell these securities.

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

With the $29.5 million of unrestricted cash and cash equivalents at June 30, 2010, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. During fiscal 2011, cash expenditures for our current research and development programs will be at a higher level than in fiscal year 2010 due to increased spending for research and development, lower reimbursement from Nycomed and increased clinical trial activities, while a number of new clinical studies are supported by the Company and our corporate partners. We are also advancing plans to initiate a Phase III registration trial of veltuzumab in non-Hodgkin’s lymphoma, for which we are considering a number of funding alternatives in the event we decide to begin this trial.

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

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility and employment contracts in effect for our Chairman of the Board, Chief Medical Officer and Chief Scientific Officer and the President/Chief Executive Officer. We have identified and quantified the significant commitments in the following table for the fiscal years ending June 30:

	Payments Due by Period
Contractual Obligation	2011	2012	2013	2014	2015	Thereafter	Total
	(in thousands)
Operating Lease (1)	$636	$758	$819	$819	$819	$5,865	$9,716
Employment Contracts (2)	$1,492	150	150	150	—	—	$1,942

TOTAL	$2,128	$908	$969	$969	$819	$5,865	$11,658

(1)

In November 2001, we renewed our operating lease for our Morris Plains, New Jersey facility for an additional term of 20 years expiring in October 2021 at a base annual rate of $545,000, which included an additional 15,000 square feet. In June 2009, we amended the lease agreement to add an additional 11,000 square feet of commercial office space to lease the entire facility, which we anticipate will occur by December 31, 2010. The lease is for the same lease term, expiring in October 2021. After the facility expansion takes effect, the base annual rate will be at $636,000, which rate is fixed through October 2011 and increases thereafter every five years.

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

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued guidance on revenue recognition related to multiple-element arrangements. This new guidance requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted retrospectively from the beginning of an entity’s fiscal year. We do not expect this will have a significant impact our financial statements. In June 2009, the FASB issued The FASB Accounting Standards Codification (the Codification), which became the source of U.S. generally accepted accounting principles to be applied to nongovernmental entities. The Codification superseded all existing non-SEC accounting and reporting standards and was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing U.S. GAAP, this pronouncement did not have any impact on our financial statements.

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance on Fair Value Measurements and Disclosures. This new guidance requires companies to separately disclose information about the purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs (level 3). The disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. We do not expect this will have a significant impact on our financial statements.

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

During the early part of 2008, securities known as auction rate securities (“ARS”), which historically have had a liquid market and had their interest rates reset periodically (e.g., monthly) through dutch auctions, began to fail. These widespread failures have continued to date. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or a buyer is found outside of the auction process, of which there is no assurance. As of June 30, 2010, the Company has $11.0 million invested in ARS with long-term nominal maturities for which interest rates are reset through a dutch-auction each month. The Company’s investments in ARS all currently have AAA/Aaa credit ratings and interest continues to be paid by the issuers of the securities. The ARS held are all AAA rated collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by insurance companies.

The estimated fair market value at June 30, 2010, of the Company’s ARS with continuing auction failures totaled approximately $9.2 million. Subsequent to June 30, 2010 we sold one of the ARS with a par value of $1.1 million in a secondary market at a discounted value of $1.0 million. The other two auction rate securities are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process, of which there is no assurance. The Company estimated the fair value of the remaining auction rate securities using a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2010. The Company reviews for impairment in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. This treatment is appropriate when a loss in an investment is determined to be temporary in nature and the Company has the intent and ability to hold the investment until a recovery in market value takes place. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income for the applicable accounting period.

The table below presents the amounts and related weighted average interest rates by fiscal year of maturity for our investment portfolio in marketable securities as of June 30, 2010:

	Expected Maturity Date
	2011	2012	2013	2014	2015	2016 and thereafter	Total	Fair Value
		(in thousands)
Variable rate	$1,100	—	—	—	—	$9,900	$11,000	$9,179
Average Interest rate	1.85%	—	—	—	—	1.62%	1.64%

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Immunomedics, Inc.

We have audited the accompanying consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immunomedics, Inc. and subsidiaries at June 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Immunomedics, Inc.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

August 26, 2010

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$29,533,230	$27,390,778
Auction rate securities—current	957,000	—
Accounts receivable, net of allowance for doubtful accounts of $52,000 and $133,000 at June 30, 2010 and 2009, respectively	428,574	702,021
Inventory	534,709	232,920
Other receivables	766,441	1,128,835
Prepaid expenses	449,809	375,934
Other current assets	329,928	396,293

Total current assets	32,999,691	30,226,781
Property and equipment, net	4,327,801	5,079,354
Auction rate securities—non-current	8,222,154	17,458,349
Value of life insurance policies	542,463	486,428
Other long-term assets	30,000	30,000

	$46,122,109	$53,280,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,424,216	$4,746,286
Deferred revenues—current portion	—	45,685,385

Total current liabilities	4,424,216	50,431,671
Other liabilities	979,278	872,700
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2010 and 2009	—	—
Common stock, $.01 par value; authorized 110,000,000 shares; issued and outstanding 75,296,565 shares and 75,137,831 shares at June 30, 2010 and 2009, respectively	752,965	751,378
Capital contributed in excess of par	242,910,779	241,077,890
Treasury stock, at cost: 34,725 shares at June 30, 2010 and 2009	(458,370)	(458,370)
Accumulated deficit	(202,827,973)	(239,824,199)
Accumulated other comprehensive income	341,214	429,842

Total stockholders’ equity	40,718,615	1,976,541

	$46,122,109	$53,280,912

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	Years ended June 30,
	2010	2009	2008
Revenues:
Product sales	$3,146,497	$3,538,883	$3,402,076
License fee and other revenues	55,685,385	25,509,000	—
Research and development	2,098,460	972,883	248,619

Total revenues	60,930,342	30,020,766	3,650,695

Costs and Expenses:
Costs of goods sold	960,222	283,612	443,601
Research and development	19,853,880	21,484,857	22,208,671
Sales and marketing	834,469	810,501	780,049
General and administrative	5,348,640	4,959,507	3,257,162

Total costs and expenses	26,997,211	27,538,477	26,689,483

Operating income (loss)	33,933,131	2,482,289	(23,038,788)
Gain on sales and redemptions of auction rate securities	915,611	69,174	—
Impairment charge on auction rate securities	—	(2,349,894)	(2,950,000)
Interest and other income	788,855	1,181,363	2,256,553
Interest expense	—	(6,500)	(64,716)
Minority interest	—	—	76,126
Foreign currency transaction gain (loss), net	129,744	(3,125)	121,425

Income (loss) before income tax benefit	35,767,341	1,373,307	(23,599,400)
Income tax benefit	1,228,885	900,386	690,326

Net income (loss)	$36,996,226	$2,273,693	$(22,909,074)

Earnings per common share basic
Net income (loss)	$0.49	$0.03	$(0.31)

Earnings per common share—diluted
Net income (loss)	$0.49	$0.03	$(0.31)

Weighted average shares used to calculate earnings per common share:
Basic	75,200,866	75,125,067	75,092,779

Diluted	75,994,190	76,082,782	75,092,779

Comprehensive income (loss):
Net income (loss)	$36,996,226	$2,273,693	$(22,909,074)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(297,324)	(120,739)	127,104
Unrealized gain on securities available for sale	208,696	—	4,680

Other comprehensive (loss) income	(88,628)	(120,739)	131,784

Comprehensive income (loss)	$36,907,598	$2,152,954	$(22,777,290)

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Capital Contributed in Excess of Par	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, at June 30, 2007	—	—	75,062,164	$750,621	$238,808,181	$(458,370)	$(219,188,818)	$418,797	$20,330,411
Exercise of options to purchase common stock	—	—	45,000	450	83,750				84,200
Stock based compensation	—	—			999,627				999,627
Other comprehensive income	—	—						131,784	131,784
Net (loss)	—	—					(22,909,074)		(22,909,074)

Balance, at June 30, 2008	—	—	75,107,164	751,071	239,891,558	(458,370)	(242,097,892)	550,581	(1,363,052)
Exercise/(settlement) of stock options	—	—	4,000	40	(144,080)				(144,040)
Stock based compensation	—	—	26,667	267	1,330,412				1,330,679
Other comprehensive loss	—	—						(120,739)	(120,739)
Net income	—	—					2,273,693		2,273,693

Balance, at June 30, 2009	—	—	75,137,831	751,378	241,077,890	(458,370)	(239,824,199)	429,842	1,976,541
Exercise/(settlement) of stock options, net	—	—	65,688	656	24,960				25,616
Stock based compensation	—	—	93,046	931	1,807,929				1,808,860
Other comprehensive loss	—	—						(88,628)	(88,628)
Net income	—	—					36,996,226		36,996,226

Balance, at June 30, 2010	—	—	75,296,565	$752,965	$242,910,779	$(458,370)	$(202,827,973)	$341,214	$40,718,615

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$36,996,226	$2,273,693	$(22,909,074)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,436,017	1,483,800	1,558,546
Receipt of proceeds from Nycomed Agreement	—	40,000,000	—
Amortization of deferred revenue	(45,685,385)	(25,460,000)	—
Sales of life insurance policies	—	—	3,320,218
Impairment charge on marketable securities	—	2,349,894	2,950,000
Amortization of discounts of auction rate securities.	(466,498)	(389,069)	—
Gain on sales/redemptions of auction rate securities	(915,611)	(69,174)	—
Minority interest	—	—	(76,126)
(Credit) provision for allowance for doubtful accounts	(81,242)	(58,751)	82,790
Inventory reserve.	600,000	—	—
Non-cash stock based compensation	1,808,860	1,330,679	999,627
Other	(297,324)	(120,739)	131,784
Changes in operating assets and liabilities:
Accounts receivable	354,689	414,704	(432,552)
Inventories	(901,789)	237,044	(162,055)
Other receivables	362,394	(959,430)	(31,932)
Prepaid Expenses	(73,875)	58,371	15,404
Other current assets	66,365	(353,663)	86,210
Other long-term assets	—	—	1,264
Accounts payable and accrued expenses	(322,070)	564,050	572,750
Other liabilities	106,578	106,577	106,577
Value of life insurance policies	(56,035)	(65,654)	(122,454)
Deferred compensation	—	—	(1,826,885)

Net cash (used in) provided by operating activities	(7,068,700)	21,342,332	(15,735,908)

Cash flows from investing activities:
Purchase of marketable and restricted securities	—	—	(334,000,000)
Proceeds from maturities and redemptions of marketable securities	9,870,000	700,000	338,145,320
Additions to property and equipment	(684,464)	(639,984)	(174,031)

Net cash provided by investing activities	9,185,536	60,016	3,971,289

Cash flows from financing activities:
Payments of debt	—	—	(1,275,200)
Exercise/(settlement) of stock options, net	25,616	(144,040)	84,200

Net cash provided by (used in) financing activities	25,616	(144,040)	(1,191,000)

Increase (decrease) in cash and cash equivalents	2,142,452	21,258,308	(12,955,619)
Cash and cash equivalents at beginning of period	27,390,778	6,132,470	19,088,089

Cash and cash equivalents at end of period	$29,533,230	$27,390,778	$6,132,470

Supplemental information for the statement of cash flows:
Cash paid for interest	$—	$6,500	$64,716
Cash paid for income taxes	$658,609	$391,200	$189,743

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

Immunomedics is subject to significant risks and uncertainties, including, without limitation, our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that the Company may be unable to successfully finance and secure regulatory approval of and market its drug candidates; its dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under its collaborative agreements; uncertainties about the Company’s ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; its ability to protect its proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally. For more detail regarding such risks and uncertainties please refer to “Risk Factors” in Item 1A.

As of June 30, 2010, the Company had cash and cash equivalents totaling $29.5 million. As a result of receiving payments of $10.0 million from the achievement of milestones under the July 11, 2008 License and Collaboration Agreement, (the “Nycomed Agreement”) with Nycomed GmbH (“Nycomed”) (see Note 11) and the receipt of $9.9 million from the sales and redemptions of auction rate securities (ARS) held by the Immunomedics, the Company has sufficient funds to continue its operations and its research and development programs for at least the next twelve months. Cash expenditures in fiscal year 2011 are expected to be at a higher level than in fiscal year 2010 due to increased spending for current research and development activities and clinical trials for the therapeutic product candidates. The Company is also advancing plans to initiate a Phase III registration trial of veltuzumab in non-Hodgkin’s lymphoma, for which its considering a number of funding alternatives in the event the Company decides to begin this trial. Research and development activities are expected to continue to expand over time and the Company does not believe it will have adequate cash to complete its research and development of compounds in its development pipeline in line with its corporate strategy. Immunomedics is actively considering financing alternatives to fund these projects as market conditions permit, potentially through debt or equity financings and through collaborative marketing and distribution agreements. The Company continues to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of its proprietary technologies.

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of debt and equity securities and revenues from licensing. There can be no assurance that Immunomedics will be able to raise the additional capital it will need to complete its R&D programs on commercially acceptable terms if at all. If the Company were unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currencies

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity in the Consolidated Balance Sheets and are included in the determination of comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity (Deficit). Transaction gains and losses are included in the determination of net income in the Consolidated Statements of Operations. As of June 30, 2010 and 2009, the cumulative unrealized foreign currency translation gain included in other comprehensive income was approximately $0.1 million and $0.4 million, respectively.

Accounts Receivable

Credit is extended to customers based upon an evaluation of the customer’s financial condition. Accounts receivable are recorded at net realizable value. Past due balances are based on contractual terms.

Allowance for Doubtful Accounts

The Company utilizes a specific identification accounts receivable reserve methodology based on a review of outstanding balances and previous activities to determine the allowance for doubtful accounts. The Company charges off uncollectible receivables at the time the Company determines the receivable is no longer collectible. The Company does not require collateral or other security to support financial instruments subject to credit risk. The impact on the operating profit (loss) for a one percentage point change in the allowance for doubtful accounts is less than $1,000.

Concentration of Credit Risk

As of June 30, 2010, the Company has $11.0 million of principal invested in auction rate securities (“ARS”), which represents interests in student loans and student loan revenue bonds. These securities have long-term nominal maturities for which interest rates are reset through a dutch-auction each month and these auctions had historically provided a liquid market for these securities. There have been no successful auctions subsequent to February 2008 for any of the ARS held by the Company. The estimated fair market value of these ARS at June 30, 2010, is approximately $9.2 million, of which $1.0 million has been classified as current assets and $8.2 million as non-current assets on the consolidated balance sheet as of June 30, 2010. See the discussion below on “Estimated Fair Value of Financial Instruments” for a discussion of valuation assumptions utilized by the Company to estimate the fair value of its ARS.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Financial assets recorded on the consolidated balance sheet as of June 30, 2010 are categorized based on the inputs to the valuation techniques as follows (in thousands):

•

Level 1—Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

•

Level 2—Financial assets whose value are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

•

Level 3—Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

	Level 1	Level 2	Level 3	Total
Money Market Funds	$25,262	$—	$—	$25,262
Auction Rate Securities	—	957	8,222	9,179

Total	$25,262	$957	$8,222	$34,441

The money market funds noted above are included in cash and cash equivalents in the consolidated balance sheets. The Company sold one holding of its ARS to a third party in July 2010 (see Note 15). Although the market is not active, these securities were valued based on the July 2010 transaction. The other two auction rate securities were estimated using a discounted cash flow model as of June 30, 2010. See Note 3 for a description of the assumptions and methods used to estimate the fair value of the ARS.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the beginning and ending balances of the financial assets categorized as Level 3 in the table above (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction Rate Securities
Beginning balance at June 30, 2009	$17,458
Total gains or (losses) (realized or unrealized):
Included in earnings	1,382
Included in other comprehensive income	209
Settlements	(9,870)
Transfers in and/or out of Level 3	(957)

Ending balance at June 30, 2010	$8,222

Change in unrealized gain relating to assets still held at the reporting date	$209

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

Inventory

Inventory, which consists of the finished product and work in process of LeukoScan, is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. An inventory reserve is recorded for finished product that is not deemed to be saleable, if necessary. During fiscal 2010, the Company performed and completed its standard quality control testing procedures for certain batches of LeukoScan work-in-process inventory (total value of $0.6 million). When the results of the quality control testing became available in April 2010, it was determined that due to a third-party manufacturer’s process deviation the product did not meet the Company’s quality control standards. The Company therefore established an inventory reserve for this specific work-in-process inventory which is on hand as of June 30, 2010.

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

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company accounts for revenue arrangements that include multiple deliverables as a separate unit of accounting if: a) the delivered item has value to the customer on a standalone basis, b) there is objective and reliable evidence of the fair value of the undelivered items and c) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition. The Company has concluded that the License and Collaboration Agreement dated July 11, 2008, or the Nycomed Agreement, with Nycomed GmbH, and the Development, Collaboration and License Agreement dated May 9, 2006 with UCB, S.A., or the UCB Agreement, should be accounted for as a single unit of accounting.

The Company amortized the $40.0 million payment received as part of the Nycomed Agreement over the expected obligation period, which was originally estimated to be December 2009. During the 2010 fiscal year this amortization period was changed to March 2010, when all obligations under this agreement were completed.

The Company also concluded that the $38.0 million payment received from UCB should be amortized over the expected obligation period of the UCB Agreement, which was initially estimated to end in November 2009. However, as previously disclosed, during the 2007 fiscal year, UCB decided to stop further new patient enrollment into the Systemic Lupus Erythematosus, or SLE, clinical trials designed and initiated by us. UCB ultimately decided to establish new protocols under which new clinical trials for the treatment of SLE would be conducted and subsequently terminated the then existing SLE clinical trials that had been designed and initiated by Immunomedics.

As a result of the UCB decision to terminate the two Phase III SLE trials, initiated by Immunomedics, the Company was no longer able to determine how these decisions would impact the obligation period for its remaining potential manufacturing responsibilities under the terms of the agreement with UCB. Accordingly, beginning in the third quarter of fiscal 2007, Immunomedics ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement. In August 2009, UCB relieved Immunomedics of its remaining obligation to supply UCB with any further supplies. Therefore, as the Company’s last obligation under the agreement was legally terminated, the Company amortized the remainder of the upfront payment ($31.1 million) received from UCB as revenue in the first quarter of the 2010 fiscal year.

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

Milestone payments are recognized as revenue upon the achievement of mutually agreed milestones, provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement, and (ii) there are no continuing performance obligations associated with the milestone payment. During the 2010 fiscal year, the Company recorded revenue of $10.0 million for milestone payments under the terms of the Nycomed Agreement.

Revenue from the sale of diagnostic products is recorded when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Allowances, if any, are established for uncollectible amounts, estimated product returns and discounts.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company does not have an accrual for uncertain tax positions as of June 30, 2010 or 2009. The U.S. Federal statute of limitation remains open for the fiscal years 2005 onward. State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return.

Net Income (Loss) Per Share Allocable to Common Stockholders

Basic net income (loss) per share is based upon the number of weighted average number of shares of common stock and vested shares outstanding. Diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock during the years ended June 30, 2010, 2009 and 2008, are calculated under the treasury stock method.

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

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option granted during the years ended June 30, 2010, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the following table:

	Years ended June 30,
	2010	2009	2008
Expected dividend yield	0%	0%	0%
Expected option term (years)	5.78	5.31	5.40
Expected stock price volatility	92%	92%	93%
Risk-free interest rate	2.77% – 3.32%	1.92% – 3.71%	2.88% – 5.11%

The weighted average fair value at the date of grant for options granted during the years ended June 30, 2010, 2009 and 2008 were $2.59, $1.88 and $2.93 per share, respectively. The Company uses historical data to estimate forfeitures. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company has 1,675,117 non-vested options and restricted stock shares outstanding. As of June 30, 2010, 2009 and 2008 there was $3.4 million, $4.3 million and $2.1 million, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.7 years. The weighted average of remaining contractual terms of the exercisable shares is 3.62 years and 3.95 years as of June 30, 2010 and 2009, respectively.

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

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued guidance on revenue recognition related to multiple-element arrangements. This new guidance requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted retrospectively from the beginning of an entity’s fiscal year. The Company does not expect this will have a significant impact on the financial statements of the Company.

In June 2009, the FASB issued The FASB Accounting Standards Codification (the Codification), which became the source of U.S. generally accepted accounting principles to be applied to nongovernmental entities. The Codification superseded all existing non-SEC accounting and reporting standards and was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing U.S. GAAP, this pronouncement did not have any impact on the Company’s financial statements.

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance on Fair Value Measurements and Disclosures. This new guidance requires companies to separately disclose information about the purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs (level 3). The disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect this will have a significant impact on the financial statements of the Company.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Auction Rate Securities

The Company’s securities, for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as a separate component of accumulated other comprehensive loss. Immunomedics considers all of its auction rate securities to be available-for-sale at June 30, 2010 and 2009 as shown below (in thousands):

	Adjusted Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
June 30, 2010
Auction Rate Securities	$8,970	$209	$—	$9,179

	$8,970	$209	$—	$9,179

June 30, 2009
Auction Rate Securities	$17,458	$—	$—	$17,458

	$17,458	$—	$—	$17,458

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

As of June 30, 2010, the Company held three ARS with a par value of $11.0 million. Subsequent to June 30, 2010, the Company sold one of the ARS with a par value of $1.1 million in the secondary market at a discounted value of $1.0 million (see Note 15). The remaining two ARS held by the Company are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process, of which there is no assurance.

During the year ended June 30, 2010, the Company sold three ARS for $9.6 million (par value of $11.0 million), with an adjusted cost basis of $8.7 million, in the secondary market, and $0.3 million of ARS were redeemed at par value, resulting in gains of $0.9 million. During the year ended June 30, 2009, the Company settled $0.7 million of ARS at par value, resulting in gains of $69,000. These gains were recorded as other income in the Consolidated Statements of Operations. During the year ended June 30, 2008, the Company settled $6.0 million of ARS at par value resulting in no gain or loss.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the Company’s assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, the Company determined that the estimated fair value of the remaining ARS is less than par value, although the Company continues to earn interest on its ARS at the maximum contractual rate. The Company used a discounted cash flow model to determine the estimated fair value of its remaining non-current investment in ARS of $11.0 million as of June 30, 2010. Utilizing this discounted cash flow model and the value of the ARS sold subsequent to June 30, 2010, the Company determined that the change in the estimated fair value of its investments in ARS for the year ended June 30, 2010 resulted in an unrealized gain of $0.2 million which was reported in the Consolidated Statement of Comprehensive Income. Utilizing the same discounted cash flow model for the year ended June 30, 2009, the Company determined that the estimated fair value of its investments in ARS decreased and recorded an additional other than temporary impairment charge of $2.4 million to reduce the value of the ARS to their estimated fair value which was recorded as other expense in the Consolidated Statement of Operations.

The significant assumptions used in preparing the discounted cash flow model as of June 30, 2010 include (i) estimates for the investment’s contractual bond coupon rates (ranging from 1.35% – 1.85%), (ii) the market yield interest rates (estimated at the U.S. Treasury Seven-Year Bond Rate of 2.42% plus a premium factor of 2.0%) and (iii) the effective maturity period of seven years (which is the period the auctions are expected to resume their normal function). If the Company’s estimates regarding the fair value of these securities are inaccurate, a future other-than-temporary impairment charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and, as such, the Company may be required to record additional losses for impairment if the Company determines there are further declines in fair value. During the years ended June 30, 2010 and 2009, the Company reported $0.5 million and $0.4 million, respectively, as interest income for the recognition of a portion of the market value discount of the ARS. No amortization of market value discount was reported in the 2008 fiscal year.

4. Inventory

Inventory consisted of the following at June 30 (in thousands):

	2010	2009
Work in process	$1,112	$—
Finished goods	23	233
Reserve for obsolescence	(600)	—

	$535	$233

5. Property and Equipment

Property and equipment consisted of the following at June 30 (in thousands):

	2010	2009
Machinery and equipment	$7,023	$6,548
Leasehold improvements	17,477	17,497
Furniture and fixtures	844	816
Computer equipment	1,717	1,715

	27,061	26,576
Accumulated depreciation and amortization	(22,733)	(21,497)

	$4,328	$5,079

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense for the years ended June 30, 2010, 2009 and 2008 was $1.4 million, $1.5 million and $1.6 million, respectively.

6. Other Balance Sheet Details

Accounts payable and accrued expenses consisted of the following at June 30 (in thousands):

	2010	2009
Trade accounts payable	$917	$1,182
Clinical trial accruals	1,309	1,181
Incentive compensation	732	141
Executive bonus	296	485
Income taxes payable	131	559
Deferred grant revenue	321	437
Miscellaneous other current liabilities	718	761

	$4,424	$4,746

7. Stockholders’ Equity

Preferred Stock

The Certificate of Incorporation of the Company authorizes 10,000,000 shares of preferred stock, $.01 par value per share. The preferred stock may be issued from time to time in one or more series, with such distinctive serial designations, rights and preferences as shall be determined by the Board of Directors.

Common Stock

During the years ended June 30, 2010 and 2009, the Company settled 47,000 and 204,000 respectively, employee stock options at the market price per share at the time of the settlement, for a total settlement value of $0.1 million and $0.2 million, respectively. These settlements were from employees who were exercising their stock options which were available under the 2002 Employee Share Option Plan. Included in the employee group that settled their stock options during the 2009 fiscal year were the Chairman of the Board and the Chief Executive Officer of the Company who elected to settle and receive cash payments (net of taxes), in lieu of shares of the Company’s common stock upon the exercise of their options to purchase 150,000 and 15,000 shares of common stock, respectively. These transactions resulted in net cash payments to the Chairman of the Board and to the Chief Executive Officer of $74,000 and $7,400, respectively.

Stockholders Rights Plan

In February 2002, the Company’s Board of Directors declared a dividend of one new right per share pursuant to the 2002 Stockholder Rights Plan (the “2002 Rights Plan”) adopted by the Board of Directors. The 2002 Rights Plan involved the distribution of one “Right” as a dividend on each outstanding share of the Company’s common stock to each holder of record on March 15, 2002. The 2002 Rights Plan provides that if a third party acquires more than 15% of the Company’s common stock without prior approval of the Board of Directors, all of the stockholders of the Company (other than the acquiring party) will be entitled to buy either shares of a special series of our Preferred Shares, or shares of the Company’s common stock with a market value equal to double the Exercise Price for each Right they hold. Under these circumstances, the Board of Directors may instead allow each such Right (other than those held by the acquiring party) to be exchanged for one share

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Company’s common stock. The exercise or exchange of these Rights would have a substantial dilutive effect on the acquiring party. The Company’s Board of Directors retains the right at all times to discontinue the 2002 Rights Plan through redemption of all rights or amend the 2002 Rights Plan in any respect. The Rights will expire on March 1, 2012 (unless extended or unless the Rights are earlier redeemed by the Company as described in the 2002 Rights Plan). No shareholder has exercised this right as of June 30, 2010.

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

The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan). At June 30, 2010, 4,937,107 stock options were still available for future grant and shares of common stock were reserved for possible future issuance upon exercise of stock options both currently outstanding and which may be issued in the future.

Each of the Company’s outside Directors who had been a Director prior to July 1st of each year is granted, at the annual shareholder meeting of each year, an option to purchase shares of the Company’s common stock at fair market value on the grant date, the number of options to be issued is at the discretion of the Company’s Board of Directors. For fiscal years 2010, 2009 and 2008 stock options to purchase 104,167 (including 29,167 of restricted stock), 75,000 (including 25,000 of restricted stock) and 95,000 (including 26,667 of restricted stock), respectively, were granted to these Directors. When an outside Director is elected to the Board of Directors, they are awarded options for 20,000 shares of the Company’s common stock.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information concerning options for the years ended June 30, 2010, 2009 and 2008 is summarized as follows:

	Number of Shares			Weighted Average Price
	2010	2009	2008	2010	2009	2008
Options outstanding, beginning of year	6,416,433	5,535,933	5,272,300	$6.77	$7.55	$7.82
Options granted	430,000	1,444,000	437,833	$3.44	$2.54	$3.88
Options exercised	(112,688)	(4,000)	(45,000)	$2.36	$1.75	$1.87
Options cancelled or forfeited	(508,124)	(559,500)	(129,200)	$16.74	$3.62	$8.03

Options outstanding, end of year	6,225,621	6,416,433	5,535,933	$5.80	$6.77	$7.55

Options exercisable, end of year	4,784,046	4,531,028	4,630,746	$6.66	$8.40	$8.34

The aggregate intrinsic value of the outstanding and exercisable stock options as of June 30, 2010 is $1.8 million and $1.2 million, respectively. The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at June 30, 2010, for those options for which the quoted market price was in excess of the exercise price. The total intrinsic value of options exercised during the 2010, 2009 and 2008 fiscal years was $0.3 million, $0.2 million and $27,000, respectively.

The following table summarizes information concerning options outstanding under the Plans at June 30, 2010:

Range of exercise price	Number outstanding at June 30, 2010	Weighted average exercise price	Weighted average remaining term (yrs.)	Number exercisable at June 30, 2010	Weighted average exercise price
$ 1.59 – 3.00	2,564,933	$2.41	5.49	1,620,608	$2.32
3.01 – 5.00	1,477,688	4.13	4.41	986,688	4.32
5.01 – 8.00	1,349,500	6.51	3.12	1,343,250	6.51
8.01 – 18.00	242,500	12.32	.92	242,500	12.32
$18.01 – 24.56	591,000	20.47	.97	591,000	20.47

	6,225,621	$5.80	4.11	4,784,046	$6.66

As of June 30, 2010, there were 233,542 restricted stock outstanding which are not included in the stock option tables above. During the 2010 fiscal year, 29,167 shares of restricted stock were granted to outside directors at an average purchase price of $3.37 per share at time of grant, which become vested within one year of grant. During the 2010 fiscal year, no shares of restricted stock were granted to employees.

A summary of the Company’s non-vested restricted stock at June 30, 2010, and changes during the year ended June 30, 2010 is presented below:

Non-Vested Restricted Stock	Number of Awards
Non-vested at July 1, 2009	335,000
Granted	29,167
Vested/Exercised	(130,625)
Forfeited	—

Non-vested at June 30, 2010	233,542

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2010	2009	2008
Net income (loss)	$36,996	$2,274	$(22,909)

Basic earnings per share:
Weighted average basic common shares outstanding	75,201	75,125	75,093
Basic earnings per share	$0.49	$0.03	$(0.31)

Diluted earnings per share:
Weighted average basic common shares outstanding	75,201	75,125	75,093
Dilutive effect of restricted stock	170	335	—
Dilutive effect of stock options outstanding	623	623	—

Weighted average diluted common shares outstanding	75,994	76,083	75,093

Diluted earnings per share	$0.49	$0.03	$(0.31)

Stock options excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	5,602	5,794	5,636
Restricted stock excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	64	—	26

9. Income Taxes

The (benefit) provision for income taxes is as follows (in thousands):

	Year Ended June 30,
	2010	2009	2008
Federal
Current	$5	$150	26
Deferred	—	—	—

Total Federal	5	150	26
State
Current	(1,028)	(1,381)	(1,049)
Deferred	—	—	—

Total State	(1,028)	(1,381)	(1,049)
Foreign
Current	(206)	331	333
Deferred	—	—	—

Total Foreign	(206)	331	333

Total Benefit	$(1,229)	$(900)	$(690)

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory tax rates and the effective tax rates for each of the years ended June 30 is as follows:

	2010	2009	2008
Statutory rate	34.0%	34.0%	(34.0%)
State income taxes (net of Federal tax benefit)	(1.9%)	(56.7%)	(1.7%)
Foreign income tax	(0.1%)	2.4%	0.1%
Change in valuation allowance	(56.7%)	(292.9%)	21.0%
NOL expiration	15.3%	223.8%	6.8%
R&D tax credit expiration	1.3%	32.3%	—
Other	4.7%	(8.5%)	4.9%

	(3.4%)	(65.6%)	(2.9%)

For fiscal years 2010, 2009 and 2008, the Company recorded a state tax benefit of $1.0 million, $1.4 million and $1.1 million, respectively, as a result of its sale of approximately $12.8 million, $17.2 million and $13.2 million, of New Jersey state net operating losses, respectively.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets as of June 30, 2010 and 2009 are presented below (in thousands):

	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$57,548	$64,930
Research and development credits	10,790	10,160
Property and equipment	3,814	3,547
Deferred revenue	—	12,439
Other	6,516	7,898

Total	78,668	98,974
Valuation allowance	(78,668)	(98,974)

Net deferred taxes	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for fiscal years 2010 and 2009 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company continues to incur losses. The differences between book income and tax income primarily relate to the recognition of income resulting from the UCB and Nycomed Agreements (see Note 11) and depreciation.

At June 30, 2010, the Company has available net operating loss carry forwards for federal income tax reporting purposes of approximately $164.6 million and for state income tax reporting purposes of approximately $26.9 million, which expire at various dates between fiscal 2011 and 2029. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. As a result of certain financing arrangements, the Company may have experienced such ownership changes. Accordingly, the Company’s net operating loss carry forwards available to offset future federal taxable income arising before such ownership changes may be limited. Similarly, the Company may be restricted in using its research credit carry forwards arising before such ownership changes to offset future federal income tax expense. Of the deferred tax asset valuation allowance

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to the net operating loss carry forwards, approximately $22.4 million relates to a tax deduction for non-qualified stock options. The net operating loss carry forwards for Federal income tax reporting purposes referred to above excludes certain losses from the Company’s operations in The Netherlands and Germany, which may also be limited.

The Company has not taken any tax benefits related to this liability due to the recognition of a tax valuation allowance on its balance sheet. The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any future periods in which the Company must record a liability. The Company is no longer subject to federal, state, or foreign income tax assessments for years prior to 2008.

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

License Agreement.

Pursuant to a License Agreement between Immunomedics and Dr. Goldenberg, certain patent applications owned by Dr. Goldenberg were licensed to Immunomedics at the time of Immunomedics’ formation in exchange for a royalty in the amount of 0.5% of the first $20.0 million of annual net sales of all products covered by any of such patents and 0.25% of annual net sales of such products in excess of $20.0 million. Five of the licensed U.S. patents have since expired. In November 1993 the ownership rights of Immunomedics were extended as part of Dr. Goldenberg’s employment agreement, with Immunomedics agreeing to diligently pursue all ideas, discoveries, developments and products, into the entire medical field, which, at any time during his past or continuing employment by Immunomedics (but not when performing services for CMMI—see below), Dr. Goldenberg has made or conceived or hereafter makes or conceives, or the making or conception of which he has materially contributed to or hereafter contributes to, all as defined in the Employment Agreement.

Employment Agreement.

On December 17, 2008, the Company entered into the Second Amended and Restated Employment Agreement (effective beginning July 1, 2007 with the previous employment agreement) with Dr. Goldenberg for his service to the Company as the Chief Scientific Officer and Chief Medical Officer (the “Goldenberg

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In accordance with the terms of the Goldenberg Agreement, additional compensation of $0.9 million and $0.4 million was earned by Dr. Goldenberg for the fiscal years ended June 30, 2010 and 2009, respectively as a result of the Company’s profitability for those fiscal years. For the 2008 fiscal year the minimum payments received by Dr. Goldenberg under the previous employment agreements was $150,000.

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

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This agreement also provides that in the event of a change of control, if Dr. Goldenberg terminates his employment upon ninety (90) days prior written notice to the Company or its successor, following the second anniversary of a change of control of the Company, Dr. Goldenberg will be entitled to receive a lump sum severance payment in an amount equal to three times his annual base salary in effect at that time, plus the target bonus established for the fiscal year in which the date of termination occurs. In addition, Dr. Goldenberg will receive, for a period of three years following such termination, all medical and dental coverage in effect on the date of termination or, at the Company’s election, cash in lieu of such coverage in an amount equal to Dr. Goldenberg’s after-tax cost of continuing comparable coverage. Dr. Goldenberg will also be entitled to receive any benefits accrued in accordance with the terms of any applicable benefit plan and program of the Company and an annual bonus, if any, payable for the fiscal year in which Dr. Goldenberg was terminated (prorated to reflect Dr. Goldenberg’s actual period of service during such fiscal year). Additionally, the Goldenberg Agreement provides for a gross-up payment under certain circumstances to compensate Dr. Goldenberg for excise taxes that may be attributable to him as a result of the foregoing payments.

Finally, it is a condition to his employment agreement that Dr. Goldenberg be permitted to continue his involvement with CMMI, as discussed in greater detail below. Dr. Goldenberg also is compensated by IBC Pharmaceuticals as discussed in greater detail in these notes to the Consolidated Financial Statements.

Life Insurance. Previously, the David M. Goldenberg Insurance Trust, (a trust created by Dr. Goldenberg), was the beneficiary to a $10.0 million life insurance policy. The policy provided funds, which could have been used to assist Dr. Goldenberg’s estate in settling estate tax obligations and thus potentially reducing the number of shares of the Common Stock the estate may be required to sell over a short period of time to raise funds to satisfy such tax obligations. During what was estimated to be a 15-year period, the Company was obligated to pay $143,000 per year towards premiums in addition to amounts required to be paid by the David M. Goldenberg Insurance Trust. The Company had an interest in this policy equal to the lesser of the cumulative amount of premium payments made by it under the policy. In January 2008, the Company received $2.7 million from the David M Goldenberg Insurance Trust for the cumulative premiums previously paid by the Company, with the remainder of the cash surrender value ($0.2 million) paid to the David M. Goldenberg Insurance Trust.

Upon surrender of the insurance policy on December 26, 2007, the Company eliminated the deferred compensation liability previously recorded by the Company for the present value of the future benefits expected to be provided to the Chairman in exchange for the Chairman’s service to his termination date (approximately $1.2 million). In addition, the Company and Dr. Goldenberg agreed that Dr. Goldenberg would be reimbursed for personal income taxes related to the split-dollar life insurance agreement during the period the policy was in effect (approximately $.2 million). These items were reported as a reduction to general and administrative expense. With the termination of the split-dollar agreement and the Company’s entrance into Amendment No. 1 to the Goldenberg Agreement dated January 31, 2008, the Company is no longer obligated to maintain any life insurance policies to which Dr. David M. Goldenberg is the beneficiary. The Company currently maintains $21.0 million of life insurance policies on Dr. Goldenberg for the benefit of the Company.

Under the terms of the Goldenberg Agreement, effective July 1, 2007, the Company was to continue to pay the premium cost of life insurance policies on the life of Dr. Goldenberg in effect under the previous employment agreement. On September 7, 2007, Dr. Goldenberg and the Company entered into agreements to terminate certain severance payments and assign certain insurance benefits included as part of Dr. Goldenberg’s previous employment agreement. The termination of this arrangement reduced the Company’s deferred compensation accrual and net loss by approximately $0.6 million in the 2008 fiscal year.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cynthia L. Sullivan

On December 31, 2006, the Company and Cynthia L. Sullivan entered into an Amended and Restated Employment Agreement pertaining to Ms. Sullivan’s service as the Company’s President and Chief Executive Officer. On December 17, 2008, the Company and Ms. Sullivan entered into the Second Amended and Restated Employment Agreement (the “Sullivan Agreement”) in order to comply with Section 409A of the Internal Revenue Code, which changed the income tax treatment of nonqualified deferred compensation and imposed new requirements on both the terms and operation of such compensation. On June 15, 2010, the Company and Ms. Sullivan entered into the Third Amended and Restated Employment Agreement (the “Amended Sullivan Agreement”).

The Amended Sullivan Agreement, shall terminate on December 31, 2010, and will automatically extend for successive one-year periods unless either the Company or Ms. Sullivan provides a written notice at least 90 days preceding the date of any such extension. Ms. Sullivan’s annual base salary under the Amended Sullivan Agreement is $532,000, and will be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee of the Board. Ms. Sullivan will also be eligible to participate in the Company’s incentive compensation plan in place for its senior level executives. In addition, Ms. Sullivan will be eligible to receive an annual discretionary bonus determined by the Compensation Committee of the Board based upon certain performance standards to be determined by the Compensation Committee. Ms. Sullivan’s annual bonus target is 30% of her annual base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. Ms. Sullivan will also be eligible to receive equity compensation awards under the Company’s 2006 Stock Incentive Plan, or any such successor equity compensation plan as may be in place from time to time.

The Sullivan Agreement also provides that in the event of a change of control the Company terminates Ms. Sullivan without “Cause” (as defined in the Sullivan Agreement) or Ms. Sullivan resigns for “Good Reason” (as defined in the Sullivan Agreement), Ms. Sullivan will be entitled to receive a lump sum severance payment in an amount equal to three times her annual base salary in effect at that time, plus the target bonus established for the fiscal year in which the date of termination occurs. In addition, Ms. Sullivan will receive, for a period of 36 months following such termination, all medical and dental coverage in effect on the date of termination or, at the Company’s election, cash in lieu of such coverage in an amount equal to Ms. Sullivan’s after-tax cost of continuing comparable coverage. Ms. Sullivan will also be entitled to receive any benefits accrued in accordance with the terms of any applicable benefit plan and program of the Company and an annual bonus, if any, payable for the fiscal year in which Ms. Sullivan was terminated.

Relationships with The Center for Molecular Medicine and Immunology

The Company’s product development has involved, to varying degrees, CMMI, for the performance of certain basic research and patient evaluations, the results of which are made available to the Company pursuant to a collaborative research and license agreement. CMMI, which is funded primarily by grants from the National Cancer Institute (NCI), was located in Belleville, New Jersey. Effective August 1, 2010 the Company subleased approximately 1,000 square feet of the Immunomedics Morris Plains facility to CMMI. Dr. Goldenberg is the founder, current President and a member of the Board of Trustees of CMMI. Dr. Goldenberg’s employment agreement permits him to devote such time as is necessary to fulfill his duties to the CMMI and IBC Pharmaceuticals, Inc, provided that such duties do not materially interfere with his ability to perform any of his obligations under the Goldenberg Agreement. Certain of the Company’s consultants have employment relationships with CMMI, and Dr. Hans Hansen, the Company’s emeritus executive officer, is an adjunct member of CMMI. Despite these relationships, the Company believes CMMI is independent of Immunomedics, and CMMI’s management and fiscal operations are the responsibility of CMMI’s Board of Trustees.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amount of approximately $0.4 million, $0.3 million and $0.1 million during the years ended June 30, 2010, 2009 and 2008, respectively. In fiscal years ended June 30, 2010, 2009 and 2008 the Company incurred $49,000, $29,000 and $95,000, respectively, of legal expenses for patent related matters for patents licensed to Immunomedics from CMMI. The Company may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

IBC Pharmaceuticals

IBC Pharmaceuticals, Inc. (“IBC”) is a majority owned subsidiary of Immunomedics, Inc.

As of June 30, 2010, the shares of IBC Pharmaceuticals, Inc. were held as follows:

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

In each of the fiscal years 2010, 2009 and 2008, Dr. Goldenberg received $55,000 in compensation for his services to IBC. At June 30, 2010, Dr. Goldenberg was a director of IBC, while Cynthia L. Sullivan, Gerard G. Gorman and Phyllis Parker served as the President, Treasurer and Secretary, respectively, of IBC.

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

Under the terms of the Nycomed Agreement, Immunomedics received a non-refundable initial cash payment of $40.0 million on August 21, 2008. Immunomedics could also receive potential cash milestone payments of up to $580.0 million. The Company will also receive an escalating double digit royalty based on annual net sales, if any, by Nycomed, its affiliates or sublicenses under the Nycomed Agreement during the royalty term. During the 2010 fiscal year, the Company received $10.0 million of payments for achieving certain clinical milestones under the terms of the Nycomed Agreement. No other clinical milestones or royalty payments were achieved. There can be no assurance that the other clinical, regulatory or sales milestones will be achieved and therefore there can be no assurance that the Company will receive any future payments.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As the Company had continuing obligations under the Nycomed Agreement, the Company initially recorded the $40.0 million non-refundable payment as deferred revenue and the Company was amortizing to revenue this amount through December 2009, which was the Company’s best estimate of the period of time required for the Company to fulfill its obligations under the Nycomed Agreement. In September 2009, it was determined that the Company’s obligations would not be completed until the third quarter of fiscal 2010 and as such the period over which the Company recognized this deferred revenue was adjusted. The Company completed its obligations under the Nycomed Agreement in March 2010. Accordingly, the Company recognized $14.5 million as License Fee Revenues for the year ended June 30, 2010 as compared to $25.5 million for the year ended June 30, 2009.

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

For the years ended June 30, 2010 and 2009, the Company has received cost reimbursements for manufactured materials for Nycomed aggregating $6.3 million and $2.5 million, respectively, as outlined in the Nycomed Agreement. The Company does not expect the level of reimbursement from Nycomed to continue at the 2010 level in 2011. In addition, Immunomedics is to complete the research and development activities indicated in the Nycomed Agreement, for which the Company will be reimbursed by Nycomed for all direct costs, of which $0.7 million and $0.5 million has been incurred for the years ended June 30, 2010 and 2009, respectively. As of June 30, 2010, $0.4 million was outstanding from Nycomed for reimbursable expenses.

UCB, S.A.

On May 9, 2006, the Company entered into an agreement with UCB, S.A., the UCB Agreement, providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab for the treatment of all autoimmune disease indications. Under the terms of the UCB Agreement, the Company received from UCB a non-refundable cash payment totaling $38.0 million. The Company recorded the $38.0 million non-refundable payment as deferred revenue and was to amortize the $38.0 million payment received over the expected obligation period, originally estimated to end in November 2009.

In addition to the upfront payment, the Company is entitled to receive regulatory milestone payments, which could aggregate to a maximum of up to $145.0 million in cash payments and $20.0 million in equity investments. These milestone payments are dependent upon specific achievements in the regulatory approval process under the UCB Agreement. The Company will also receive product royalties based upon a percentage of aggregate annual net sales under the UCB Agreement during the product royalty term, which percentage is subject to reduction under certain circumstances. In addition, the Company will be entitled to receive sales bonuses of up to $135.0 million upon annual net sales reaching certain target levels. No clinical milestones or royalty payments were achieved through June 30, 2009. There can be no assurance that these regulatory or sales achievements will be met and therefore there can be no assurance that the Company will receive such future payments.

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

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 4, 2009, Immunomedics received a letter dated July 30, 2009 from UCB stating that UCB has relieved the Company of its remaining obligation under the UCB Agreement, to supply UCB with additional epratuzumab if requested. As this was the only obligation remaining for Immunomedics under the terms of the UCB Agreement, the Company recorded the $31.1 million deferred revenue under the UCB Agreement as licensing fee revenue during fiscal 2010. The Company did not recognize any License Fee Revenues under this agreement for the 2009 or the 2008 fiscal years.

12. Commitments and Contingencies

Employment Contracts

On December 17, 2008, the Second Amended and Restated Employment Agreement with Dr. Goldenberg was signed for the period through June 30, 2011 (see Note 10). As part of this agreement a $150,000 annual minimum payment beginning in fiscal year 2008 is required to be paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments. For the 2010 and 2009 fiscal years, under the terms of the agreement Dr. Goldenberg earned $0.9 million and $0.4 million, respectively. For the 2008 fiscal year, the Company paid Dr. Goldenberg the minimum required payment of $150,000.

On June 15, 2010, the Company and Cynthia L. Sullivan entered into the Third Amended and Restated Employment Agreement pertaining to Ms. Sullivan’s service as the Company’s President and Chief Executive Officer (see Note 10).

Operating Lease

Immunomedics is obligated under an operating lease for facilities used for research and development, manufacturing and office space. In November 2001, the Company renewed for an additional term of 20 years expiring in October 2021 at a base annual rate of $545,000, which is fixed for the first five years and increases thereafter every five years. In June 2009, the Company amended the agreement which increased the leased space at the facility by 10,700 square feet. After the facility expansion takes effect in the first half of the 2011 fiscal year, the base annual rate will be at $636,000, which rate is fixed through October 2011 and increases thereafter every five years. Effective August 1, 2010, the Company subleased approximately 1,000 square feet to CMMI for their operations. Rental expense related to this lease was approximately $663,000 for each of the 2010, 2009 and 2008 fiscal years.

Including the extension of the facility lease as described above, the minimum lease commitments for facilities are as follows for fiscal years (in thousands):

2011	$636
2012	$758
2013	$819
2014	$819
2015	$819
Thereafter	$5,865

Legal Matters

Immunomedics is a party to various claims and litigation arising in the normal course of business, which includes some or all of certain of our patents. Management believes that the outcome of such claims and litigation will not have a material adverse effect on the Company’s consolidated financial position and results of operations. The following is a summary of a particular claim that is outstanding:

Former Investment Advisor/Broker

On April 15, 2009, the Company initiated arbitration before the Financial Industry Regulatory Authority (“FINRA”) against its former investment advisor/broker (Banc of America Investment Services, Inc. and Banc of

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

America Securities, LLC). In the arbitration, the Company claims that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, New Jersey common law, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning auction-rate securities, inappropriately advising investment in auction-rate securities, and failing to supervise their employees. The Company is seeking to rescind the purchase of the initial investment in auction-rate securities, of which $11.0 million is outstanding as of June 30, 2010. The Company has also requested compensatory damages, consequential damages, punitive damages, and other relief. The arbitration hearing is scheduled to begin September 2010.

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the years ended (in thousands):

	June 30, 2010
	United States	Europe	Total
Total assets	$43,585	$2,537	$46,122
Property and equipment, net	4,326	2	4,328
Revenues	57,817	3,113	60,930
Income (loss) before tax benefit	36,308	(541)	35,767

	June 30, 2009
	United States	Europe	Total
Total assets	$49,302	$3,979	$53,281
Property and equipment, net	5,077	2	5,079
Revenues	26,527	3,494	30,021
Income before tax benefit	496	877	1,373

	June 30, 2008
	United States	Europe	Total
Total assets	$31,759	$2,972	$34,731
Property and equipment, net	5,920	3	5,923
Revenues	355	3,296	3,651
Income (loss) before tax benefit	(24,511)	912	(23,599)

14. Defined Contribution Plans

U.S. employees are eligible to participate in the Company’s 401(k) plan, while employees in international locations are eligible to participate in other defined contribution plans. Aggregate Company contributions to its benefit plans totaled approximately $101,000, $83,000 and $46,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Subsequent Events

On July 13, 2010, the Company sold an ARS with a par value of $1.1 million for an aggregate of $1.0 million. The Company will record a gain of $41,000 for the sale of this ARS for the three-month period ended September 30, 2010.

Subsequent events have been evaluated through the date in which the financial statements were issued.

16. Quarterly Results of Operations (Unaudited)

	Three Months Ended
	June 30 2010	March 31 2010	Dec. 31 2009	Sept. 30 2009	June 30 2009	March 31 2009	Dec. 31 2008	Sept. 30 2008
	(In thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Revenues	$6,114	$10,695	$5,096	$39,025	$8,297	$8,309	$8,513	$4,902
Gross profit (1)	373	288	831	694	882	735	696	942
Net income (loss) (2)	744	3,470	770	32,012	855	758	2,892	(2,231)
Net income (loss) per common share allocable to common stockholders—basic	$0.01	$0.05	$0.01	$0.42	$0.01	$0.01	$0.04	$(0.03)
Net income (loss) per common share allocable to common stockholders—fully diluted	$0.01	$0.05	$0.01	$0.42	$0.01	$0.01	$0.04	$(0.03)
Weighted average number of common shares outstanding—basic	75,237	75,226	75,202	75,174	75,138	75,138	75,117	75,108
Weighted average number of common shares outstanding—fully diluted	75,957	75,757	76,903	77,107	76,096	75,313	75,117	75,108

(1)	Gross profit is calculated as product sales less cost of goods sold.
(2)	Includes impairment charges on auction rates securities held by the Company of $1,700, $324 and $327 for the three-month periods ended June 30, 2009, March 31, 2009 and December 31, 2008 respectively.

Immunomedics, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Reserves

For the Years Ended June 30, 2010, 2009 and 2008

Allowance for Doubtful Accounts

Year ended:	Balance at Beginning of Period	Changes to Reserve	Credits to Expense	Other Charges	Balance at End of Period
June 30, 2008	$(109,222)	$(82,790)	$—	—	$(192,012)
June 30, 2009	$(192,012)	$58,751	$—	—	$(133,261)
June 30, 2010	$(133,261)	$81,242	$—	—	$(52,019)

Reserve for Inventory Obsolescence

Year ended:	Balance at Beginning of Period	Changes to Reserve	Charges to Expense	Other Charges	Balance at End of Period
June 30, 2008	$—	$—	$—	$—	$—
June 30, 2009	$—	$—	$—	$—	$—
June 30, 2010	$—	$—	$(600,000)	$—	$(600,000)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management has concluded we maintained effective internal control over financial reporting as of June 30, 2010.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of Immunomedics’ internal control over financial reporting.

Changes in internal controls: Such evaluation did not identify any changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Immunomedics, Inc.

We have audited Immunomedics Inc.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Immunomedics Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Immunomedics Inc.’s maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2010 and 2009 and the related consolidated statements of operations and comprehensive income (loss), shareholder’s equity (deficit) and cash flows for each of the three years in the period ended June 30, 2010 of Immunomedics, Inc. and our report dated August 26, 2010 expressed an unqualified opinion.

/s/ Ernst & Young LLP

MetroPark, New Jersey

August 26, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information about our executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Compensation of Executive Officers” contained in our definitive proxy statement for our 2010 annual meeting of stockholders scheduled to be held on December 1, 2010, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Nominees For Directors” contained in our definitive proxy statement for our 2010 annual meeting of stockholders scheduled to be held on December 1, 2010, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this annual report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2010 annual meeting of stockholders scheduled to be held on December 1, 2010, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Business Conduct, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Our Corporate Governance” contained in our definitive proxy statement related to our 2010 annual meeting of stockholders scheduled to be held on December 1, 2010, which we intend to file within 120 days of the end of our fiscal year.

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

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Compensation for Executive Officers”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2010 annual meeting of stockholders scheduled to be held on December 1, 2010, which we intend to file within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Ownership of Our Common Stock”, “Compensation for Executive Officers” and “Director Compensation”, contained in our definitive proxy statement for our 2010 annual meeting of stockholders scheduled to be held on December 1, 2010, which we intend to file within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Transactions” and “Our Corporate Governance,” “Compensation for Executive Officers,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2010 annual meeting of stockholders scheduled to be held on December 1, 2010, which we intend to file within 120 days of the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services.

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Independent Registered Public Accounting Firm” contained in our definitive proxy statement for our 2010 annual meeting of stockholders scheduled to be held on December 1, 2010, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Consolidated Financial Statements:

Consolidated Balance Sheets—June 30, 2010 and 2009

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2010, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended June 30, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm—Ernst & Young LLP

2.	Financial Statement Schedules: Schedule II—Valuation and Qualifying Reserves

3.	List of Exhibits

Exhibit No.	Description
3.1(a)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on July 6, 1982. (b)

3.1(b)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on April 4, 1983. (b)

3.1(c)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on December 14, 1984. (b)

3.1(d)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on March 19, 1986. (b)

3.1(e)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 17, 1986. (b)

3.1(f)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 21, 1990. (c)

3.1(g)	Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 12, 1992. (e)

3.1(h)	Certification of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 7, 1996. (g)

3.1(i)	Amended Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of Immunomedics, Inc. (i)

3.1(j)	Certificate of Designation of Series G Junior Participating Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on March 15, 2002. (n)

3.1(k)	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of the State of Delaware on August 25, 2005. (o)

3.2	Second Amended and Restated By-Laws of the Company. (q)

Exhibit No.	Description
4.1	Specimen Certificate for Common Stock. (n)

4.2	Rights Agreement, dated as of March 4, 2002, between the Company and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate. (m)

10.1#	Immunomedics, Inc. 2002 Stock Option Plan, as amended. (n)

10.2	Amendment, dated March 11, 1995, to the Amended and Restated License Agreement among the Company, CMMI, and David M. Goldenberg, dated December 11, 1990. (f)

10.3	License Agreement, dated as of January 21, 1997, between the Company and Center for Molecular Medicine and Immunology, Inc. (h)

10.4	License Agreement, dated March 5, 1999, by and between the Company and IBC Pharmaceuticals. (j)

10.5	Development and License Agreement, dated December 17, 2000, between the Company and Amgen, Inc., as amended on April 1, 2001 (Confidentiality treatment has been granted for certain portions of the Agreement). (k)

10.6	Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc., dated May, 1983. (a)

10.7	Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (d)

10.8	Contract for Services dated effective as of January 1, 2002 between the Company and Logosys Logistik GmbH. (l)

10.9	Contribution and Assignment Agreement, dated as of June 30, 2002, between IBC Pharmaceuticals, LLC and IBC Pharmaceuticals, Inc. (n)

10.10†	Development, Collaboration and License Agreement between UCB, S.A. and Immunomedics, Inc. dated May 9, 2006. (s)

10.11	Immunomedics, Inc. 2006 Stock Incentive Plan (p)

10.12	Amendment 2007-1 to the Immunomedics, Inc. 2006 Stock Incentive Plan (p)

10.13	Form of Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

10.14	Form of Change of Control Addendum to the Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

10.15	Form of Notice of Grant of Stock Option under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

10.16	Form of RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

10.17	Form of Change of Control Addendum to RSU Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

10.18	Form of Initial Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

Exhibit No.	Description
10.19	Form of Annual Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

10.20	First Addendum, dated May 5, 1993, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (s)

10.21	Second Addendum, dated March 29, 1995, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (s)

10.22	Letter Amendment, dated October 5, 1998, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (s)

10.23	Fourth Amendment Expansion/Extension Agreement dated August 15, 2001, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (s)

10.24	Termination Agreement of the Split-Dollar Insurance Agreement dated September 7, 2007 between Immunomedics, Inc. and Eva J. Goldenberg, Deborah S. Goldenberg, Denis C. Goldenberg and Neil A. Goldenberg, the Trustees of the David M. and Hildegard Goldenberg Irrevocable Insurance Trust dated January 21, 1992. (s)

10.25	Termination Agreement of the Executive Supplemental Benefits Agreement dated September 7, 2007 between Immunomedics, Inc. and David M. Goldenberg. (s)

10.26	Termination of Split-Dollar Agreement relating to that certain Split-Dollar Insurance Agreement dated September 19, 1994 by and between Immunomedics, Inc and the David M. Goldenberg Insurance Trust, dated December 26, 2007. (t)

10.27	Amendment No. 1 to Amended and Restated Employment Agreement by and between the Company and David M. Goldenberg, dated January 31, 2008. (u)

10.28	Loan Agreement with Bank of America, N.A. providing for a $9.0 million line of credit, dated June 6, 2008. (v)

10.29†	License and Collaboration Agreement with Immunomedics, Inc and Nycomed GmbH, dated July 11, 2008. (v)

10.30	Letter Agreement, effective as of August 28, 2008, by and between Immunomedics, Inc. and Bank of America, N.A. (w)

10.31	Second Amended and Restated Employment Agreement, dated December 17, 2008, between Immunomedics, Inc. and Dr. David M. Goldenberg. (x)

10.32*	Third Amended and Restated Employment Agreement, dated June 17, 2010, between Immunomedics, Inc. and Cynthia L. Sullivan.

10.33	Amended and Restated Change of Control and Severance Agreement, dated December 17, 2008, between Immunomedics, Inc. and Mr. Gerard G. Gorman. (x)

10.34	Fifth Amendment Expansion Agreement dated June 18, 2009 of the Lease with WU/LH 300 American L.L.C. a successor-in-interest to Baker Properties Limited Partnership. (y)

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-1 effective October 6, 1983 (Commission File No. 2-84940).
(b)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
(c)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1990.
(d)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 effective January 30, 1992 (Commission File No. 33-44750).
(e)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
(f)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
(g)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.
(h)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.
(i)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated December 15, 1998.
(j)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated March 23, 1999.
(k)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q (as amended) for the fiscal quarter ended March 31, 2001.
(l)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
(m)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated March 8, 2002.
(n)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.
(o)	Incorporated by reference from exhibits to the Company’s Annual Report of Form 10-K for the fiscal year ended June 30, 2005.
(p)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-8 (Commission File Number 333-143420), filed May 31, 2007.
(q)	Incorporated by reference from the Exhibits to the Company’s Current Reports on Form 8-K as filed with the Commission on August 27, 2007.
(r)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006
(s)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
(t)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, as filed with the Commission on December 26, 2007.
(u)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, as filed with the Commission on February 6, 2008.
(v)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

(w)	Incorporated by reference from the Company’s current report on Form 8-K, as filed with the Commission on August 29, 2008.
(x)	Incorporated by reference from Exhibits to the Company’s current report on Form 8-K, as filed with the Commission on December 22, 2008.
(y)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
*	Filed herewith
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

Date: August 26, 2010	By:	/s/ CYNTHIA L. SULLIVAN
Cynthia L. Sullivan President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. GOLDENBERG David M. Goldenberg	Chairman of the Board, Chief Scientific Officer and Chief Medical Officer	August 26, 2010

/s/ CYNTHIA L. SULLIVAN Cynthia L. Sullivan	President, Chief Executive Officer and Director (Principal Executive Officer)	August 26, 2010

/s/ MORTON COLEMAN Morton Coleman	Director	August 26, 2010

/s/ MARY PAETZOLD Mary Paetzold	Director	August 26, 2010

/s/ BRIAN A. MARKISON Brian A. Markison	Director	August 26, 2010

/s/ DON C. STARK Don C. Stark	Director	August 26, 2010

/s/ KENNETH J. ZUERBLIS Kenneth J. Zuerblis	Director	August 26, 2010

/s/ GERARD G. GORMAN Gerard G. Gorman	Senior Vice President, Finance and Business Development, Chief Financial Officer (Principal Financial and Accounting Officer)	August 26, 2010

EXHIBIT LIST

(excludes documents incorporated by reference)

10.32*	Third Amended and Restated Employment Agreement, dated June 17, 2010, between Immunomedics, Inc. and Cynthia L. Sullivan.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(Exhibits available upon request)