Form 10-Q
period 2010-09-30
IMMUNOMEDICS INC
filed 2010-11-04
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares of the registrant’s common stock outstanding as of November 3, 2010 was 75,317,391.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	June 30, 2010
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,178,760	$29,533,230
Auction rate securities – current	—	957,000
Accounts receivable, net of allowance for doubtful accounts of $52,000 at September 30, 2010 and at June 30, 2010	1,022,789	428,574
Inventory	444,048	534,709
Other receivables	799,747	766,441
Prepaid expenses	778,177	449,809
Other current assets	738,447	329,928

Total current assets	26,961,968	32,999,691
Property and equipment, net of accumulated depreciation of $23,138,728 and $22,733,004 at September 30, 2010 and June 30, 2010, respectively	4,234,152	4,327,801
Auction rate securities – non-current	8,446,141	8,222,154
Value of life insurance policies	556,472	542,463
Other long-term assets	30,000	30,000

Total Assets	$40,228,733	$46,122,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,263,990	$4,424,216

Total current liabilities	4,263,990	4,424,216

Other liabilities	1,005,922	979,278
Commitments and Contingencies
Stockholders’ equity :
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2010 and June 30, 2010	—	—
Common stock, $0.01 par value; authorized 110,000,000 shares; issued and outstanding, 75,311,296 shares at September 30, 2010 and 75,296,565 shares at June 30, 2010	753,112	752,965
Capital contributed in excess of par	243,342,634	242,910,779
Treasury stock, at cost, 34,725 shares at September 30, 2010 and at June 30, 2010, respectively	(458,370)	(458,370)
Accumulated deficit	(209,293,502)	(202,827,973)
Accumulated other comprehensive income	614,947	341,214

Total stockholders’ equity	34,958,821	40,718,615

Total Liabilities and Stockholders’ Equity	$40,228,733	$46,122,109

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,
	2010	2009
	(unaudited)
Revenues:
Product sales	$1,130,271	$767,454
License fee and other revenues	—	37,857,785
Research and development	363,550	400,059

Total revenues	1,493,821	39,025,298

Costs and Expenses:
Costs of goods sold	109,016	73,298
Research and development	5,845,014	5,533,496
Sales and marketing	182,163	210,474
General and administrative	2,057,493	1,439,995

Total costs and expenses	8,193,686	7,257,263

Operating (loss) income	(6,699,865)	31,768,035
Interest and other income	252,563	235,688
Foreign currency transaction gain	28,675	48,852

(Loss) income before income tax expense	(6,418,627)	32,052,575
Income tax expense	(46,902)	(40,984)

Net (loss) income	$(6,465,529)	$32,011,591

(Loss) earnings per common share
Basic	$(0.09)	$0.43

Diluted	$(0.09)	$0.42

Weighted average shares used to calculate earnings per common share:
Basic	75,269,134	75,174,419

Diluted	75,269,134	77,107,370

Comprehensive (loss) income:
Net (loss) income	$(6,465,529)	$32,011,591
Other comprehensive income, net of tax:
Foreign currency translation adjustments	150,059	66,026
Unrealized gain on securities available for sale	123,674	64,804

Other comprehensive income	273,733	130,830

Comprehensive (loss) income	$(6,191,796)	$32,142,421

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(6,465,529)	32,011,591
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	405,704	375,601
Amortization of deferred revenue	—	(37,857,785)
Gain on disposal of fixed asset	(100,000)	—
Increase in allowance for doubtful accounts	—	18,807
Gain on sale of auction rate securities	(40,650)	—
Amortization of discounts of auction rate securities	(59,663)	(143,744)
Non-cash expense relating to issuance of stock options	426,477	374,967
Amortization of deferred rent	26,644	26,644
Non-cash increase in value of life insurance policies	(14,009)	(16,000)
Changes in operating assets and liabilities	(1,433,973)	(1,979,449)
Other	150,059	66,026

Net cash used in operating activities	(7,104,940)	(7,123,343)

Cash flows from investing activities:
Proceeds from sales of auction rate securities	957,000	—
Purchases of property and equipment	(312,055)	(259,341)
Proceeds from insurance claim for equipment failure	100,000	—

Net cash provided by (used in) investing activities	744,945	(259,341)

Cash flows from financing activities:
Exercise/settlement of stock options, net	5,525	14,600

Net cash provided by financing activities	5,525	14,600

Net decrease in cash and cash equivalents	(6,354,470)	(7,368,084)
Cash and cash equivalents, beginning of period	29,533,230	27,390,778

Cash and cash equivalents, end of period	$23,178,760	$20,022,694

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

Reference is made to the Annual Report on Form 10-K of Immunomedics, Inc., a Delaware corporation (“Immunomedics,” the “Company,” “we,” “our” or “us”) for the fiscal year ended June 30, 2010, which contains our audited consolidated financial statements and the notes thereto.

1.	Business Overview and Basis of Presentation

Immunomedics, Inc. is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. The Company has transitioned its focus away from the development and commercialization of diagnostic imaging products in order to accelerate the development of its therapeutic product candidates, although the Company manufactures and commercializes its LeukoScan® product in territories where regulatory approvals have previously been granted. LeukoScan is indicated for diagnostic imaging for determining the location and extent of infection/inflammation in bone in patients with suspected osteomyelitis, including patients with diabetic foot ulcers. The Company has two foreign subsidiaries, Immunomedics B.V. in the Netherlands and Immunomedics GmbH in Darmstadt, Germany, to assist the Company in managing sales efforts and coordinating clinical trials in Europe. In addition, included in the accompanying condensed financial statements is the majority-owned subsidiary, IBC Pharmaceuticals, Inc. (“IBC”), which has been working since 1999 on the development of novel cancer radiotherapeutics using patented pre-targeting technologies with proprietary, bispecific antibodies.

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2010 has been derived from the Company’s audited fiscal 2010 consolidated financial statements. Operating results for the three-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2011, or any other period.

Immunomedics is subject to significant risks and uncertainties, including, without limitation, our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that the Company may be unable to successfully obtain financing for product development; the risk that the Company may be unable to secure regulatory approval of and market our drug candidates; the Company’s dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements, if any; uncertainties about the Company’s ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development or regulatory approval of competing products; the Company’s ability to protect its proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally. For more details regarding such risks and uncertainties please refer to the section entitled Item 1A “Risk Factors” included in this Quarterly Report on Form 10-Q.

As of September 30, 2010, the Company has $23.2 million of unrestricted cash and cash equivalents. The rate of cash utilization for the three-month period ended September 30, 2010 is higher than the annual cash burn rate due to the historical pattern of paying insurance renewals and certain employee compensation during the first quarter of the fiscal year. On October 29, 2010 the Company was awarded $2.9 million of grants under the Qualifying Therapeutic Discovery Project Program, (see note 10). The majority of these cash proceeds are expected to be received during the three-month period ending December 31, 2010. The Company believes it has sufficient funds to continue its operations and research and development programs for at least the next twelve months. During fiscal 2011, the Company is advancing plans to initiate a Phase III registration trial of veltuzumab in non-Hodgkin’s lymphoma, for which the Company is considering a number of funding alternatives in the event it decides to begin this trial. Research and development activities are expected to continue to expand over time and the Company does not believe, as currently funded, it will have adequate cash on hand to complete its pipeline of research and development programs in accordance with its corporate strategy. Immunomedics is actively considering financing alternatives to fund these programs as market conditions permit, potentially through debt or equity financings and through collaborative agreements. The Company continues to evaluate various financing options to raise additional capital and to seek additional revenues from the licensing of its proprietary technologies.

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

2.	Summary of Significant Accounting Policies

These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. The Company adheres to the same accounting policies in preparation of its interim financial statements.

Concentration of Credit Risk

As of September 30, 2010, the Company has $9.9 million in par value invested in auction rate securities (“ARS”), which are AAA rated securities collateralized by student loans, guaranteed by the U.S. Government under the Federal Family Education Loan Program and backed by insurance companies. These securities have long-term nominal maturities for which interest rates are reset through a dutch-auction each month and these auctions had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, there have been no successful auctions subsequent to February 2008 for any of the ARS held by the Company. The estimated fair market value of these ARS at September 30, 2010, is approximately $8.4 million, which has been classified as non-current assets on the condensed consolidated balance sheet. See the discussion below on Estimated Fair Value of Financial Instruments for a discussion of valuation assumptions utilized by the Company to estimate the fair value of its ARS.

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

Financial assets recorded on the condensed consolidated balance sheet as of September 30, 2010 are categorized based on the inputs to the valuation techniques as follows (in thousands):

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

	As of September 30, 2010 ($ in thousands)
	Level 1	Level 2	Level 3	Total
Money Market Funds	$18,275	$—	$—	$18,275
Auction Rate Securities	—	—	8,446	8,446

Total	$18,275	$—	$8,446	$26,721

The money market funds noted above are included in cash and cash equivalents. The fair value of all auction rate securities was estimated using a discounted cash flow model as of September 30, 2010. See Note 3 for a description of the assumptions and methods used to estimate the fair value of the ARS.

The following is a reconciliation of the beginning and ending balances of the financial assets categorized as Level 3 in the table above (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction Rate Securities
Beginning balance at June 30, 2010	$8,222
Total gains (realized or unrealized, net):
Included in earnings	100
Included in other comprehensive income	124
Settlements	—

Ending balance at September 30, 2010	$8,446

Change in unrealized gain relating to assets still held at September 30, 2010	$124

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

Inventory

Inventory, which consists of the finished product of LeukoScan, is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. An inventory reserve is recorded for finished product that is not deemed to be saleable, if necessary. During the 2010 fiscal year the Company’s standard quality control testing procedures for certain batches of LeukoScan inventory (total value of $0.6 million) did not meet the Company’s quality control standards. The Company therefore established an inventory reserve which as of September 30, 2010 resulted in a net zero value recorded for this specific inventory.

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

Income taxes were provided for profitable foreign jurisdictions at the applicable effective tax rate during the three-month periods ended September 30, 2010 and 2009. The Company’s U.S. operations reported a net loss for the three-month period ended September 30, 2010. Although the Company reported net income for the three-month period ended September 30, 2009, U.S. income taxes were not provided for because the Company utilized deferred tax assets which had a full valuation allowance recorded upon it.

Net (Loss) Income Per Share Allocable to Common Stockholders

Basic net (loss) income per share is based upon the number of weighted average number of shares of common stock and vested shares outstanding. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three-month period ended September 30, 2010. For the three-month period ended September 30, 2009, diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock during the three month period ended September 30, 2009 are calculated under the treasury stock method.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss)/income, net unrealized (losses)/gains on securities available for sale and foreign exchange translation adjustments and is presented in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Recently Issued Accounting Pronouncement

There have been no recently issued accounting pronouncements not adopted by the Company that are expected to have a significant impact on the Company in the future.

3.	Auction Rate Securities

Immunomedics securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as a separate component of accumulated other comprehensive loss. Immunomedics considers all of its investments to be available-for-sale. Auction rate securities at September 30, 2010 and June 30, 2010 consist of the following ($ in thousands):

	Adjusted Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
September 30, 2010
Auction Rate Securities	$8,114	$332	$—	$8,446

	$8,114	$332	$—	$8,446

June 30, 2010
Auction Rate Securities	$8,970	$209	$—	$9,179

	$8,970	$209	$—	$9,179

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

As of September 30, 2010, the Company held two ARS with a par value of $9.9 million. During the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. The continued uncertainties in the credit markets have affected the Company’s holdings in ARS investments as the auctions for these securities have failed to settle on their respective settlement dates. During the three-month period ended September 30, 2010, the Company sold an ARS with an adjusted cost basis of $0.9 million, in the secondary market for $1.0 million, resulting in a gain of $40,650 which was recorded in the condensed consolidated statement of operations as other income. There were no similar sales of ARS for the three-month period ended September 30, 2009. The two ARS held by the Company are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process, of which there is no assurance.

As a result of the Company’s assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, the Company determined that the estimated fair value of the remaining ARS is less than par value, although the Company continues to earn interest on the current auction rate security investments at the maximum contractual rate. The Company used a discounted cash flow model to determine the estimated fair value of its remaining non-current investment in ARS of $8.4 million as of September 30, 2010. Utilizing this discounted cash flow model the Company determined that the estimated fair value of its investments in ARS for the three-month periods ended September 30, 2010 and 2009 resulted in unrealized gains of $0.1 million for each period.

The significant assumptions used in preparing the discounted cash flow model as of September 30, 2010 include (i) estimates for the investment’s contractual bond coupon rates (ranging from 1.26% - 1.76%), (ii) the market yield interest rates (estimated at the U.S. Treasury Seven-Year Bond Rate of 1.91% plus a premium factor of 2.0%) and (iii) the effective maturity period of seven years (which is the period the auctions are expected to resume their normal function). If the Company’s estimates regarding the fair value of these securities are inaccurate, a future other-than-temporary impairment charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and, as such, the Company may be required to record additional losses for impairment if the Company determines there are further declines in fair value. During the three-month periods ended September 30, 2010 and 2009, the Company reported $60,000 and $144,000, respectively, as interest income for the recognition of a portion of the market value discount of the ARS.

4.	Stock Incentive Plan

A summary of the 2006 Stock Incentive Plan, as amended (the “Plan”), is provided in Note 7 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally vest based on four years of continuous service and have 7-year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, are vested immediately and have 7-year contractual terms. Under the plan at September 30, 2010 there were 11,374,770 shares of common stock authorized for issuance, which was comprised of 3,930,975 shares of common stock previously available under the 2002 Employee Share Option Plan (the “2002 Plan”) and an additional 7,443,794 shares of common stock under the 2006 Plan. At September 30, 2010, 4,579,690 stock options were still available for future grant and shares of common stock were reserved for possible future issuance upon exercise of stock options both currently outstanding and which may be issued in the future.

The fair value of each option granted during the three-month periods ended September 30, 2010 and 2009 is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the following table:

	Three-month periods ended September 30,
	2010	2009
Expected dividend yield	0%	0%
Expected option term (years)	5.42	5.78
Expected stock price volatility	88%	92%
Risk-free interest rate	2.43%	3.06% - 3.12%

The weighted average fair value at the date of grant for options granted during the three-month periods ended September 30, 2010 and 2009 were $2.34 and $3.14 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated based on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the three-month period ended September 30, 2010 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2010	6,225,621	$5.80
Granted	490,000	$3.28
Exercised	(2,125)	$2.60
Cancelled or forfeited	(127,583)	$13.26

Outstanding, September 30, 2010	6,585,913	$5.47	4.10	$2,035,663

Exercisable, September 30, 2010	4,822,099	$6.36	3.45	$1,495,203

The Company has 1,763,814 non-vested options outstanding as of September 30, 2010. As of September 30, 2010, there was $4.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.85 years. The Company recorded $0.4 million for stock-based compensation expense for both three-month periods ended September 30, 2010 and 2009.

As part of the Plan, on the date of each annual stockholder meeting, each non-employee Board member who continues to serve as a non-employee Board member shall automatically be granted restricted stock units covering not more than an additional 5,000 shares of common stock provided such individual has served as a non-employee Board member for a period of at least three months. The Company recorded $10,000 for stock-based compensation expense for these non-employee Board members restricted stock units for each of the three-month periods ended September 30, 2010 and 2009.

A summary of the Company’s non-vested restricted stock units at July 1, 2010, and changes during the three-month period ended September 30, 2010 is presented below:

Outstanding Non-Vested Restricted Stock Units	Number of Awards
Non-vested at July 1, 2010	233,542
Granted	—
Vested/Exercised	(19,375)
Forfeited	(5,000)

Non-vested at September 30, 2010	209,167

5.	Earnings Per Share

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

	Three Months Ended September 30,
	2010	2009
Net (loss) income	$(6,466)	$32,012

Basic (loss) earnings per share:
Weighted average basic common shares outstanding	75,269	75,174
Basic (loss) earnings per share	$(0.09)	$0.43

Diluted (loss) earnings per share:
Weighted average basic common shares outstanding	—	75,174
Dilutive effect of stock options outstanding	—	1,635
Dilutive effect of restricted stock	—	298

Weighted average diluted common shares outstanding	75,269	77,107

Diluted (loss) earnings per share	$(0.09)	$0.42

Stock options excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	6,795	4,675

6.	Geographic Segments

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics for the three-months ended September 30, 2010 and 2009 ($ in thousands):

	Three Months Ended September 30, 2010
	United States	Europe	Total
Total assets	$35,779	$4,450	$40,229
Property and equipment, net	4,232	2	4,234
Revenues	371	1,123	1,494
(Loss) income before taxes	(6,587)	168	(6,419)

	Three Months Ended September 30, 2009
	United States	Europe	Total
Total assets	$43,538	$4,534	$48,072
Property and equipment, net	4,960	3	4,963
Revenues	38,267	758	39,025
Income before taxes	31,882	171	32,053

7.	Related Party Transactions

Certain of the Company’s affiliates, including members of senior management and its Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Chairman of the Board of Directors and Chief Medical Officer and Chief Scientific Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology, or CMMI, and the Company’s majority-owned subsidiary, IBC Pharmaceuticals, Inc., or IBC. Dr. Goldenberg and Ms. Sullivan are husband and wife. For a description of these relationships and transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and the notes to the audited financial statements contained therein.

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $0.1 million and $0.2 million for the three-month periods ended September 30, 2010 and 2009, respectively. The Company also provides to CMMI, at no cost, laboratory materials and supplies. Effective August 1, 2010 the Company leased approximately 1,000 square feet of the Immunomedics Morris Plains, NJ facility to CMMI, at a cost of $2,500 per month, (which approximates fair market value). The Company incurred legal expenses on behalf of

CMMI for patent related matters for the three-month period ended September 30, 2010 of $11,000 as compared to $12,000 for the three-month period ended September 30, 2009. The Company has first rights to license those patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

For each of the three-month periods ended September 30, 2010 and 2009, Dr. Goldenberg received $13,750 in compensation for his services to IBC.

The Company has a Second Amended and Restated Employment Agreement with Dr. Goldenberg for his service to the Company as the Chief Scientific Officer and Chief Medical Officer (the “Goldenberg Agreement”), which terminates June 30, 2011. This agreement covers aspects of his compensation as well as duties and responsibilities of his employment at Immunomedics. For a description of the Goldenberg Agreement see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and the notes to the audited financial statements contained therein.

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

Under the terms of the Goldenberg Agreement, the Company makes a minimum payment of $150,000 to Dr. Goldenberg during each of the fiscal years during the Goldenberg Agreement, payable in equal quarterly payments, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. For the three-month period ended September 30, 2010 no additional incentive compensation payment was made to Dr. Goldenberg other than the $37,500 minimum quarterly payment. During the three-month-period ended September 30, 2009, in accordance with the terms of the Goldenberg Agreement, the Company accrued an additional $0.5 million for additional incentive compensation for Dr. Goldenberg due to the Company’s profitability for the 2010 fiscal year. The additional incentive compensation was the result of the recognition of deferred revenues resulting from the UCB and Nycomed agreements.

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

Under the terms of the Nycomed Agreement, Immunomedics received a non-refundable initial cash payment of $40.0 million on August 21, 2008. Immunomedics could also receive potential cash milestone payments of up to $580.0 million. The Company will also receive an escalating double digit royalty based on annual net sales, if any, by Nycomed, its affiliates or sublicenses under the Nycomed Agreement during the royalty term. No clinical milestones or royalty payments were earned or received during the three month periods ended September 30, 2010 or 2009, respectively. There can be no assurance that the other clinical, regulatory or sales milestones will be met and therefore there can be no assurance that the Company will receive any future payments.

As the Company had continuing obligations under the Nycomed Agreement, the Company recorded the $40 million non-refundable payment as deferred revenue and the Company recognized this amount through March 2010, which was when the Company fulfilled its obligations under the Nycomed Agreement. For the three-month period ended September 30, 2009 the Company recognized $3.9 million as License Fee Revenue.

Nycomed is solely responsible for the development, manufacturing and commercialization of veltuzumab, for the subcutaneous formulation, for all non-cancer indications. The Company’s major obligations were to complete the research and development activities as specified in the Nycomed Agreement and to manufacture and supply veltuzumab to Nycomed for the quantity of materials for the period of time specified in the Nycomed Agreement. The Company completed its manufacturing and supply obligations its’ responsibilities in the Phase I/II study in ITP during the 2010 fiscal year.

For the three month periods ended September 30, 2010 and 2009, the Company manufactured materials for Nycomed aggregating $0.8 million and $1.6 million, respectively, as outlined in the Nycomed Agreement. In addition, Immunomedics performed research and development activities indicated in the Nycomed Agreement, for which the Company was reimbursed by Nycomed for all direct costs, of which $0.1 million was incurred for each of the three-month periods ended September 30, 2010 and 2009

UCB, S.A.

On May 9, 2006, the Company entered into an agreement with UCB, S.A., the UCB Agreement, providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab for the treatment of all autoimmune disease indications. Under the terms of the UCB Agreement, the Company received from UCB a non-refundable cash payment totaling $38.0 million. The Company recorded the $38.0 million non-refundable payment as deferred revenue and was to amortize the $38 million payment received over the expected obligation period, originally estimated to end in November 2009. For a description of this agreement and related transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and the notes to the audited financial statements contained therein.

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

During the three-month period ended September 30, 2009, Immunomedics received a letter dated July 30, 2009 from UCB stating that UCB has relieved the Company of its remaining obligation under the UCB Agreement, to supply UCB with additional epratuzumab if requested. As this was the only obligation remaining for Immunomedics under the terms of the UCB Agreement, the Company recorded the $31.1 million deferred revenue under the UCB Agreement as licensing fee revenue during the three-month period ended September 30, 2009.

9.	Commitments and Contingencies

Employment Contracts

On June 28, 2007, the Amended and Restated Employment Agreement with Dr. Goldenberg was executed and continues for the period through June 30, 2011. As part of this agreement a $150,000 annual minimum payment is paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments. The Amended and Restated Employment Agreement with Dr. Goldenberg was later amended and restated by Amendment No.1 to the Second Amended and Restated Employment Agreement, dated January 31, 2008 and the Second Amended and Restated Employment Agreement, dated December 17, 2008.

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

For more information regarding employment contracts, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and the notes to the audited financial statements contained therein.

Legal Matters

Former Investment Advisor/Broker

On April 15, 2009, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against its former investment advisor/broker, Banc of America Investment Services, Inc. and Banc of America Securities, LLC. In the arbitration, the Company claims that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning auction rate securities, inappropriately advising investment in auction rate securities, and failing to supervise their employees. The Company is seeking to rescind its initial investment in auction rate securities, of which $9.9 million is outstanding as of September 30, 2010. The Company has also requested consequential damages, punitive damages, and other relief. The FINRA arbitration hearing in this matter began in September 2010 and is scheduled to resume in February 2011.

10.	Subsequent Event

On October 29, 2010 the Company received notification from the Department of the Treasury that applications submitted by the Company requesting certification for qualified investments under the Qualifying Therapeutic Discovery Project Program section 48D of the Internal Revenue Code were approved. Under this program the Company has been approved to receive approximately $2.9 million in cash proceeds, the majority of which is expected to be received during the three-month period ending December 31, 2010.

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

Overview

Immunomedics is a biopharmaceutical company focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes approximately 154 issued patents in the United States, and more than 375 other issued patents worldwide, protects our product candidates and technologies.

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

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of September 30, 2010, we employed 16 professionals in our research and development departments and 20 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

We amortized the $40.0 million payment received as part of the Nycomed Agreement through March 2010, which was when we fulfilled our obligations associated with the upfront fees under this agreement and accordingly an aggregate of $40.0 million has been recorded as revenue.

We also concluded that the $38.0 million payment received from UCB should be amortized over the expected obligation period of the UCB Agreement. In August 2009, we were relieved by UCB of our remaining obligation to supply UCB with any further supplies. Therefore, as our last obligation under the agreement was legally terminated, we amortized the remainder of the upfront payment ($31.1 million) received from UCB as revenue in the first quarter of the 2010 fiscal year.

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

As of September 30, 2010, we held two auction rate securities with a par value of $9.9 million. These securities are classified as long-term investments on the condensed consolidated balance sheet, based on their anticipated liquidity. During the three-month period ended September 30, 2010, we sold one ARS for $1.0 million to a broker in the secondary market, resulting in a realized gain of $40,650. The remaining two ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process, of which there is no assurance.

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

As a result of our assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, we determined that the estimated fair value does not approximate par value, although we continue to earn interest on the current auction rate security investments at the maximum contractual rate. Utilizing this discounted cash flow model we determined that the change in the estimated fair value of our remaining investments in ARS for the three month periods ended September 30, 2010 and 2009 resulted in unrealized gains of $0.1 million for each period. As of September 30, 2010, we estimated the fair value of these ARS at $8.4 million. We used a discounted cash flow model to determine the estimated fair value of our investment in ARS.

The significant assumptions used in preparing the discounted cash flow model as of September 30, 2010 include (i) estimates for the investment’s contractual bond coupon rates (ranging from 1.26% - 1.76), (ii) the market yield interest rates (estimated at the U.S. Treasury Seven-Year Bond Rate of 1.91% plus a premium factor of 2.0%) and (iii) the effective maturity period of approximately seven years (which is the period the auctions are expected to resume its normal function). If our estimates regarding the fair value of these securities are inaccurate, a future other-than-temporary impairment charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and, as such, we may be required to record additional losses for impairment if we determine there are further declines in fair value. During the three-month period ended September 30, 2010 and 2009, we reported $60,000 and $144,000, respectively, of amortization of the market value discount of the ARS.

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

Stock-Based Compensation

We have a stock incentive plan, the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization. This plan is described more fully in Note 7 to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010 and Note 4 to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three-month periods ended September 30, 2010 and 2009:

	Three-Month Periods Ended September 30,
	2010	2009
Expected dividend yield	0%	0%
Expected life of options (years)	5.42	5.78
Expected stock price volatility	88%	92%
Risk-free interest rate	2.43%	3.06%-3.12%

Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock-based awards.

Impairment of Assets

We review our long-lived assets for impairment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon our judgment of our ability to recover the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated. Based on our review, we believe there is no impairment at September 30, 2010.

Results of Operations

Our results for any interim period, such as those described in the following analysis, are not necessarily indicative of the results for the entire fiscal year or any other future period.

Three-Month Period Ended September 30, 2010 Compared to 2009

Revenues

Revenues for the three-month period ended September 30, 2010 were $1.5 million as compared to $39.0 million for the same period in 2009, representing a decrease of $37.5 million, or 96%. The decrease for the three-month period ended September 30, 2010 is primarily the result of $37.9 million of deferred license fee recorded as revenue in fiscal year 2009 from the UCB Agreement ($31.2 million) and the Nycomed Agreement ($6.7 million). Due to the fact that we completed all of our obligations associated with the upfront fees under these agreements, no license fee revenue was recorded during the three-month period ended September 30, 2010. Product sales for the three-month period ended September 30, 2010 were $1.1 million, as compared to $0.8 million for the same period in 2009, representing an increase of $0.3 million, or 38%. This increase resulted primarily from increased sales volume of LeukoScan in Europe. Research and development revenues for the three-month periods ended September 30, 2010 and 2009 were $0.4 million for each period.

Costs and Expenses

Total costs and expenses for the three-month period ended September 30, 2010 were $8.2 million as compared to $7.3 million for the same period in 2009, representing an increase of $0.9 million or 12%. Research and development expenses for the three-month period ended September 30, 2010 were $5.8 million as compared to $5.5 million for the same period in 2009, an increase of $0.3 million or 5%. The increase in research and development expenses resulted primarily from $0.4 million, net of reduced expense reimbursements from Nycomed.

Cost of goods sold for the three-month period ended September 30, 2010 was $109,000 as compared to $73,000 for the same period in 2009. Gross profit margins were 90% for both the first quarter of fiscal 2011 and 2010. Sales and marketing expenses for the three-month periods ended September 30, 2010 and 2009 were $0.2 million. General and administrative expenses were $2.1 million for the three-month period ended September 30, 2010 representing an increase of $0.6 million or 43% compared to the three-month period ended September 30, 2009. This increase is primarily attributable to increased legal expenses of $0.9 million pertaining to the FINRA arbitration hearing. This was partially offset by the recognition in fiscal year 2010 of $0.5 million of additional incentive compensation to our Chairman in accordance with his employment agreement, resulting from the expectation of the Company’s profitability for the 2010 fiscal year.

Interest and Other Income

Interest and other income for the three-month periods ended September 30, 2010 and 2009 was $0.3 million and $0.2 million, respectively. Included in the interest and other income for the three-month periods ended September 30, 2010 and 2009 was $0.1 million each for the amortization of the discount for the auction rate securities. Also, during fiscal 2011, $0.1 million was recorded as a gain from an insurance claim for equipment failure.

Foreign Currency Transaction Gain

Foreign currency transactions amounted to a gain of $29,000 for the three-month period ended September 30, 2010 as compared to a gain of $49,000 for the same period in 2009, primarily as a result of currency fluctuations between the U.S. dollar and the Euro.

Net (Loss) Income

Net loss for the three-month period ended September 30, 2010, was $6.5 million or $0.09 per basic share as compared to net income of $32.0 million or $0.43 per basic share, for the same period in 2009. The decline in profitability in fiscal 2011 as compared to the same period 2010 resulted primarily from the licensing fee revenues from the UCB and Nycomed Agreements recorded in fiscal 2010, which were not repeated in fiscal 2011.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operations. Net cash used in operating activities for the three-month periods ended September 30, 2010 and 2009 was $7.1 million for both periods. The cash used in operating activities for the three-month periods ended September 30, 2010 and 2009 are higher than our expected annual cash burn rate due to our historical pattern of paying insurance renewals and certain employee compensation during the first quarter of our fiscal year. On October 29, 2010 the Company was awarded $2.9 million of grants under the Qualifying Therapeutic Discovery Project Program, (see Note 10). The majority of these cash proceeds are expected to be received during the three-month period ending December 31, 2010.

Cash flows from investing. Net cash provided by investing activities for the three-months ended September 30, 2010 was $0.7 million compared to $0.3 million net cash used in investing activities for the three months ended September 30, 2009. The increase in cash flow from investing activities for fiscal 2011 consisted of $1.0 million of proceeds from the sale of certain auction rate securities.

Cash flows from financing. Net cash provided by financing activities for the three-month periods ended September 30, 2010 and 2009 were less than $0.1 million.

Working Capital and Cash Requirements

At September 30, 2010, we had working capital of $22.7 million, representing a reduction of $5.9 million from the working capital of $28.6 million at June 30, 2010. This decrease in working capital is primarily a result of our use of $7.1 million of cash in operations, partially offset by the increase in other current assets.

Our cash and cash equivalents amounted to $23.2 million at September 30, 2010, representing a decrease of $6.3 million from $29.5 million at June 30, 2010. The decrease was primarily attributable to our use of cash in operations during the three-month period ended September 30, 2010. The rate of cash utilization for the three-month period ended September 30, 2010 is higher than the annual cash burn rate expected for the fiscal year and is not indicative of our cash burn for the 2011 fiscal year. On October 29, 2010 we received notification from the Department of the Treasury that applications submitted by the Company requesting certification for qualified investments under the Qualifying Therapeutic Discovery Project Program section 48D of the Internal Revenue Code were approved. Under this program we have been approved to receive approximately $2.9 million in cash proceeds, the majority of which is expected to be received by us during the three-month period December 31, 2010.

Our auction rate securities consist primarily of AAA rated securities that have an estimated fair value of $8.4 million. Auctions for our invested amounts began failing in February 2008 and have not succeeded since then, and we have been unable to liquidate our auction rate securities at par. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found, such buyer may only be willing to purchase the investments at a price below par. Further, rating downgrades of the security issuer or the third-parties insuring such investments may further impact our ability to auction or sell these securities.

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

With the $23.2 million of unrestricted cash and cash equivalents at September 30, 2010, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. During fiscal 2011, cash expenditures for our current research and development programs will be at a higher level than in fiscal year 2010 due to increased spending for research and development, lower reimbursement from Nycomed and increased clinical trial activities, while a number of new clinical studies are supported by the Company and our corporate partners. We are also advancing plans to initiate a Phase III registration trial of veltuzumab in non-Hodgkin’s lymphoma, for which we are considering a number of funding alternatives in the event we decide to begin this trial.

We also expect research and development activities to continue to expand over time and we do not believe we will have adequate cash to complete our research and development compounds in our development pipeline in line with our corporate strategy. As a result, we will require additional financial resources in order to continue our research and development programs, clinical trials of product candidates and regulatory filings. Our ability to raise capital through public and private debt or equity financings may be negatively impacted by the downturn in the economy. There can be no assurances that financing will be available when we need it on terms acceptable to us, if at all.

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

During the early part of 2008, securities known as auction rate securities (“ARS”), which historically have had a liquid market and had their interest rates reset periodically (e.g., monthly) through dutch auctions, began to fail. These widespread failures have continued to date. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or a buyer is found outside of the auction process, of which there is no assurance. As of September 30, 2010, the Company has $9.9 million of par value invested in ARS with long-term nominal maturities for which interest rates are reset through a dutch-auction each month. The Company’s investments in ARS all currently have AAA/Aaa credit ratings and interest continues to be paid by the issuers of the securities. The ARS held are all AAA rated collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by insurance companies.

The estimated fair market value at September 30, 2010, of the Company’s ARS with continuing auction failures totaled approximately $8.4 million. The Company estimated the fair value of these auction rate securities using a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2010. The Company reviews for impairment in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. This treatment is appropriate when a loss in an investment is determined to be temporary in nature and the Company has the intent and ability to hold the investment until a recovery in market value takes place. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income (loss) for the applicable accounting period.

The table below presents the amounts and related weighted average interest rates by fiscal year of maturity for our investment portfolio in marketable securities as of September 30, 2010:

	Expected Maturity Date
	2011	2012	2013	2014	2015	2016 and thereafter	Total	Fair Value
		(in thousands)
Variable rate (1)	—	—	—	—	—	$9,900	$9,900	$8,446
Average interest rate	—	—	—	—	—	1.52%	1.52%

(1)	Par values are shown in the table.

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

(b) Changes in Internal Controls over Financial Reporting . There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Former Investment Advisor/Broker

On April 15, 2009, we initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against our former investment advisor/broker, Banc of America Investment Services, Inc. and Banc of America Securities, LLC. In the arbitration, we claim that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning auction rate securities, inappropriately advising investment in auction rate securities, and failing to supervise their employees. We seek to rescind our initial investment in auction rate securities, of which $9.9 million was outstanding as of September 30, 2010. We have also requested consequential damages, punitive damages, and other relief. The FINRA arbitration hearing in this matter began in September 2010 and is scheduled to resume in February 2011.

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

We have incurred significant operating losses since our formation in 1982. As of September 30, 2010, we had an accumulated deficit of approximately $209 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue to date have been derived from our existing licensing agreements with UCB and Nycomed. The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our business operations or related cash flows. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging products. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic products and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. We expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

Negative conditions in the global credit markets has impaired and may continue to impair the liquidity of our investment in auction rate securities.

Our auction rate securities consist of AAA rated securities at a par value of $9.9 million as of September 30, 2010. The continued negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit markets do not improve, auctions for our invested amounts may continue to fail. If an auction continues to fail for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found, such buyer may only be willing to purchase the investments at price below par. Further, rating downgrades of the security issuer or the third-parties insuring such investments may further impact our ability to auction or sell these securities.

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

•	$38.0 million from UCB in fiscal 2006 to license the rights to develop, manufacture and commercialize epratuzumab for the treatment of all autoimmune disease indications;

•	approximately $259.0 million from the public and private sale of our debt and equity securities through September 30, 2010; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

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

If we, or our collaboration partners, cannot successfully and efficiently manufacture the compounds that make up our products and product candidates, our ability, and the ability of our collaboration partners, to sell products and conduct clinical trials will be impaired.

Our ability to conduct our pre-clinical and clinical research and development programs depends, in large part, upon our ability to manufacture our proprietary compounds in accordance with FDA and other regulatory requirements. While we have completed construction on the major expansion of our manufacturing facilities in New Jersey in anticipation of our current and future needs, we have limited historical experience in manufacturing these compounds in significant quantities, and we may not be able to do so in the quantities required to commercialize these products. Any interruption in manufacturing at this site, whether by natural acts or otherwise, could significantly and adversely affect our operations, and delay our research and development programs.

We and our collaboration partners also depend on third parties to provide certain raw materials, manufacturing and processing services. All manufacturers of pharmaceutical products must comply with current Good Manufacturing Practice regulations, or cGMPs, required by the FDA and other regulatory agencies. Such regulations address, among other matters, controls in manufacturing processes, quality control and quality assurance requirements and the maintenance of proper records and documentation. The FDA and other regulatory agencies routinely inspect manufacturing facilities. The FDA generally will issue a notice on Form 483 if it finds issues with respect to its inspections. Certain of our contract manufacturers have received Form 483 notices. If our manufacturing facility or those facilities of our partners and our respective contract manufacturers or processors do not comply with applicable cGMPs and other regulatory requirements, we may be subject to product liability claims, we may be unable to meet clinical demand for our products, and we could suffer delays in the progress of clinical trials for products under development.

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

The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology and autoimmune disease products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Biogen Idec, Genentech, Glaxo SmithKline, Human Genome Sciences, Seattle Genetics, Trubion Pharmaceuticals, Zymogenetics, Merck Serono, Genmab, Medarex, Amgen Inc., Bristol-Myers

Squibb, Bayer Schering Pharma AG, Pfizer, AstraZeneca and Eli Lilly, are engaged in the development of therapeutic autoimmune and oncology products. For example, Human Genome Sciences and their corporate partner, Glaxo SmithKline recently reported that belimumab, their human monoclonal antibody against B-lymphocyte stimulator or BlyS, met the primary endpoint in the first of two pivotal Phase III trials in patients with serologically active SLE. Thus, belimumab is ahead of epratuzumab in its clinical development timeline for the therapy of patients with SLE. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology and autoimmune disease products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman, Chief Scientific Officer and Chief Medical Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the three months ended September 30, 2010, we have incurred $72,000 of research expenses for activities conducted by CMMI on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have research collaborations with CMMI. Dr. Goldenberg is also a minority stockholder, director and officer of our majority-owned subsidiary, IBC. Dr, Goldenberg is the primary inventor of new intellectual property for Immunomedics and IBC and is largely responsible for allocating ownership between the two companies.

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

At November 3, 2010, we had 75,317,391 shares of common stock outstanding 6,785,705 additional shares reserved for the exercise of outstanding options and restricted stock units and 4,579,690 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plans.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of September 30, 2010, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 11% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

At November 3, 2010, we had 75,317,391 shares of common stock outstanding, 6,785,705 additional shares reserved for the exercise of outstanding options and restricted stock units and 4,579,690 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plan.

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

IMMUNOMEDICS, INC.

November 4, 2010	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan President and Chief Executive Officer (Principal Executive Officer)

November 4, 2010	By:	/s/ Gerard G. Gorman
Gerard G. Gorman Senior Vice President, Finance and Business Development, and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.