Form 10-Q
period 2010-12-31
IMMUNOMEDICS INC
filed 2011-02-04
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

The number of shares of the registrant’s common stock outstanding as of February 3, 2011 was 75,349,604.

IMMUNOMEDICS, INC.

		Page No.
PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2010 (audited)	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Six Months Ended December 31, 2010 and 2009	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2010 and 2009	3

	Notes to Unaudited Consolidated Financial Statements	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

ITEM 4.	CONTROLS AND PROCEDURES	29

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	30

ITEM 1A.	RISK FACTORS	31

ITEM 6.	EXHIBITS	44

SIGNATURES		45

EXHIBIT INDEX		46

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010	June 30, 2010
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$21,329,539	$29,533,230
Auction rate securities – current	8,588,000	957,000
Accounts receivable, net of allowance for doubtful accounts of $32,000 at December 31, 2010 and $52,000 at June 30, 2010	648,136	428,574
Inventory	374,451	534,709
Other receivables	1,311,400	766,441
Prepaid expenses	653,497	449,809
Other current assets	1,077,829	329,928

Total current assets	33,982,852	32,999,691
Property and equipment, net of accumulated depreciation of $23,723,138 and $22,733,004 at December 31, 2010 and June 30, 2010, respectively	3,877,196	4,327,801
Auction rate securities – non current	—	8,222,154
Value of life insurance policies	570,481	542,463
Other long-term assets	30,000	30,000

Total Assets	$38,460,529	$46,122,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,275,514	$4,424,216

Total current liabilities	5,275,514	4,424,216
Other liabilities	1,032,566	979,278
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2010 and June 30, 2010	—	—
Common stock, $0.01 par value; authorized 110,000,000 shares; issued and outstanding, 75,343,902 shares at December 31, 2010 and 75,296,565 shares at June 30, 2010	753,438	752,965
Capital contributed in excess of par	243,913,274	242,910,779
Treasury stock, at cost, 34,725 shares at December 31, 2010 and at June 30, 2010	(458,370)	(458,370)
Accumulated deficit	(212,720,888)	(202,827,973)
Accumulated other comprehensive income	664,995	341,214

Total stockholders’ equity	32,152,449	40,718,615

Total Liabilities and Stockholders’ Equity	$38,460,529	$46,122,109

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

	Three months ended December 30,		Six months ended December 30,
	2010	2009	2010	2009
	(unaudited)
Revenues:
Product sales	$728,843	$910,745	$1,859,114	$1,678,199
License fee and other revenues	75,000	3,913,800	75,000	41,771,585
Research and development	199,684	271,542	563,234	671,601

Total revenues	1,003,527	5,096,087	2,497,348	44,121,385

Costs and Expenses:
Costs of goods sold	107,259	79,020	216,275	152,318
Research and development	5,762,305	2,908,282	11,607,319	8,441,778
Sales and marketing	175,958	208,975	358,121	419,449
General and administrative	1,474,258	1,278,667	3,531,751	2,718,662

Total costs and expenses	7,519,780	4,474,944	15,713,466	11,732,207

Operating (loss) income	(6,516,253)	621,143	(13,216,118)	32,389,178
Qualifying Therapeutic Discovery Project Program income	2,888,688	—	2,888,688	—
Interest and other income	251,919	262,521	504,482	498,209
Foreign currency transaction (loss) gain	(53,419)	12,371	(24,744)	61,223

(Loss) income before income tax benefit (expense)	(3,429,065)	896,035	(9,847,692)	32,948,610
Income tax benefit (expense)	1,679	(125,672)	(45,223)	(166,656)

Net (loss) income	$(3,427,386)	$770,363	$(9,892,915)	$32,781,954

(Loss) earnings per common share:
Basic	$(0.05)	$0.01	$(0.13)	$0.44

Diluted	$(0.05)	$0.01	$(0.13)	$0.43

Weighted average shares used to calculate (loss) earnings per common share
Basic	75,289,346	75,201,777	75,279,240	75,170,736

Diluted	75,289,346	76,902,912	75,279,240	76,871,871

Comprehensive (loss) income:
Net (loss) income	$(3,427,386)	$770,363	$(9,892,915)	$32,781,954
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(31,360)	(44,143)	118,699	21,883
Unrealized gain on securities available for sale – net	81,408	69,747	205,082	134,551

Other comprehensive income	50,048	25,604	323,781	156,434

Comprehensive (loss) income	$(3,377,338)	$795,967	$(9,569,134)	$32,938,388

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(9,892,915)	$32,781,954
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	811,510	751,395
Amortization of deferred revenue	—	(41,771,585)
Gain on insurance claim resulting from disposal of fixed asset	(251,151)	—
Increase (decrease) in allowance for doubtful accounts	(20,351)	5,899
Amortization of discounts of auction rate securities	(120,114)	(288,677)
Gain on redemption of auction rate securities	(40,650)	(22,740)
Non-cash expense relating to issuance of stock options	997,443	931,444
Non-cash increase in value of life insurance policy	(28,018)	(32,000)
Amortization of deferred rent	53,288	53,289
Changes in other operating assets and liabilities	(533,052)	(756,701)
Other	118,699	21,883

Net cash used in operating activities	(8,905,311)	(8,325,839)

Cash flows from investing activities:
Proceeds from sales of auction rate securities	957,000	100,000
Purchases of property and equipment	(360,905)	(568,494)
Proceeds from insurance claim for equipment failure	100,000	—

Net cash provided by (used in) by investing activities	696,095	(468,494)

Cash flows from financing activities:
Exercise/settlement of stock options, net	5,525	14,600

Net cash provided by financing activities	5,525	14,600

Net decrease in cash and cash equivalents	(8,203,691)	(8,779,733)
Cash and cash equivalents, beginning of period	29,533,230	27,390,778

Cash and cash equivalents, end of period	$21,329,539	$18,611,045

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Reference is made to the Annual Report on Form 10-K of Immunomedics, Inc., a Delaware corporation (“Immunomedics,” the “Company,” “we,” “our” or “us”), for the fiscal year ended June 30, 2010, which contains our audited consolidated financial statements and the notes thereto.

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

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2010 has been derived from the Company’s audited fiscal 2010 consolidated financial statements. Operating results for the three and six-month periods ended December 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2011, or any other period.

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

As of December 31, 2010, the Company has $21.3 million of unrestricted cash and cash equivalents. During January 2011 the Company received $8.6 million of cash proceeds from the sale of its Auction Rate Securities (see note 10). The Company believes it has sufficient funds to continue its operations and research and development programs for at least the next twelve months. During fiscal 2011, the Company is advancing plans to initiate a Phase III registration trial of veltuzumab in non-Hodgkin’s lymphoma, for which the Company is considering a number of funding alternatives in the event it decides to begin this trial. Research and development activities are expected to continue to expand over time and the Company does not believe, as currently funded, it will have adequate cash on hand to complete its pipeline of research and development programs in accordance with its corporate strategy. Immunomedics is actively considering financing alternatives to fund these programs as market conditions permit, potentially through debt or equity financings and through collaborative agreements. The Company continues to evaluate various financing options to raise additional capital and to seek additional revenues from the licensing of its proprietary technologies.

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

Revenue Recognition

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this amendment did not have a material impact on its condensed consolidated financial statements. The Company concluded that the License and Collaboration Agreement with Nycomed GmbH, or the Nycomed Agreement, and the Development, Collaboration and License Agreement dated May 9, 2006 with UCB, S.A., or the UCB Agreement, should be each accounted for as a single unit of accounting. Under the single unit of accounting method, for purposes of revenue recognition the revenue is deferred and amortized over the obligation period.

The Company amortized the $40.0 million payment received as part of the Nycomed Agreement through March 2010, which was when the Company fulfilled its obligations associated with the upfront fees under this agreement, and accordingly an aggregate of $40.0 million has been recorded as revenue.

The Company also concluded that the $38.0 million payment received from UCB should be amortized over the expected obligation period of the UCB Agreement. In August 2009 UCB relieved the Company of its remaining obligation to supply UCB with any further supplies. Therefore, as its last obligation under the agreement was legally terminated, the Company amortized the remainder of the upfront payment ($31.1 million) received from UCB as revenue in the first quarter of the 2010 fiscal year.

Milestone payments are recognized as revenue upon the achievement of mutually agreed milestones, provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement, and (ii) there is no continuing performance obligations associated with the milestone payment.

Contract revenue from collaborative research agreements is recorded when earned based on the performance requirements of the contract. Revenue from non-refundable upfront license fees and certain guaranteed payments where we continue involvement through collaborative development are deferred and recognized as revenue over the period of continuing involvement. The Company estimates the period of continuing involvement based on the best available evidential matter available to it at each reporting period. If its estimated time frame for continuing involvement changes, this change in estimate could impact the amount of revenue recognized in future periods.

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

Research and development costs that are reimbursable under collaboration agreements are recognized as a reduction of research and development expenses. The Company records these reimbursements as a reduction of research and development expenses as its partner in the collaboration agreement has the financial risks and responsibility for conducting these research and development activities.

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

Concentration of Credit Risk

As of December 31, 2010, the Company had $9.9 million in par value invested in auction rate securities (“ARS”), which are AAA rated securities collateralized by student loans, guaranteed by the U.S. Government under the Federal Family Education Loan Program and backed by insurance companies. These securities have long-term nominal maturities for which interest rates are reset through a dutch-auction each month and these auctions had historically provided a liquid market for these securities. As a result of the continuing liquidity issues experienced in the global credit and capital markets, there have been no successful auctions subsequent to February 2008 for any of the ARS held by the Company. The estimated fair market value of these ARS at December 31, 2010, was approximately $8.6 million, which has been classified as current assets on the condensed consolidated balance sheet, as the Company has sold its ARS to a third party in January 2011 (see Note 10). See the discussion below on Estimated Fair Value of Financial Instruments for a discussion of valuation assumptions utilized by the Company to estimate the fair value of its ARS.

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

Financial assets recorded on the condensed consolidated balance sheet as of December 31, 2010 are categorized based on the inputs to the valuation techniques as follows (in thousands):

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

	As of December 31, 2010 ($ in thousands)
	Level 1	Level 2	Level 3	Total
Money Market Funds	$15,281	$—	$—	15,281
Auction Rate Securities	—	8,588	—	8,588

Total	$15,281	$8,588	$—	$23,869

The money market funds noted above are included in cash and cash equivalents. The Company sold its holdings of its ARS to a third party in January 2011 which resulted in a realized gain of $0.4 million (see Note 10). Although the market is not active, these securities were valued based on the January 2011 transactions.

The following is a reconciliation of the beginning and ending balances of the financial assets categorized as Level 3 in the table above (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction Rate Securities
Beginning balance at June 30, 2010	$8,222
Total gains (realized or unrealized, net):
Included in earnings	161
Included in other comprehensive income	205
Settlements	—
Transfers out of Level 3	(8,588)

Ending balance at December 31, 2010	$—

Change in unrealized gain relating to assets held at December 31, 2010	$205

Reimbursement of Research & Development Costs

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

Inventory

Inventory, which consists of the finished product of LeukoScan, is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. An inventory reserve is recorded for finished product that is not deemed to be saleable, if necessary. During the 2010 fiscal year, the Company’s standard quality control testing procedures for certain batches of LeukoScan inventory (total value of $0.6 million) did not meet the Company’s quality control standards. The Company therefore established an inventory reserve for this specific LeukoScan inventory.

Inventory consisted of the following (in thousands):

	December 31, 2010	June 30, 2010
Work in process	$—	$1,112
Finished goods	974	23
Reserve for obsolescence	(600)	(600)

	$374	$535

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

Income taxes were provided for profitable foreign jurisdictions at the applicable effective tax rate during the three and six-month periods ended December 31, 2010 and 2009. The income (benefit) provision or expense for foreign jurisdictions for the three and six-month periods ended December 31, 2010 includes ($2,000) and $45,000 respectively, for activities resulting from taxable foreign entities, as compared to $76,000 and $117,000 for the three and six month periods ended December 31, 2009, respectively. The Company’s U.S. operations reported a net loss for the three and six-month period ended December 31, 2010. For the three and six-month periods ended December 31, 2009, U.S. taxes of $50,000 were provided for, net of the utilization of deferred tax assets and the valuation allowance recorded upon it.

Net (Loss) Income Per Share Allocable to Common Stockholders

Basic net (loss) income per share is based upon the number of weighted average number of shares of common stock and vested shares outstanding. For the three and six-month periods ended December 31, 2010 the diluted net loss per common share is calculated based on the weighted average number of shares outstanding excluding the exercise or conversion of all potential common shares because their effect would have been anti-dilutive, due to the net loss recorded. For the three and six-month periods ended December 31, 2009, diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock during the three and six month periods ended December 31, 2010 and 2009, are calculated under the treasury stock method.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss)/income, net unrealized (losses)/gains on securities available for sale and foreign exchange translation adjustments and is presented in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Qualifying Therapeutic Discovery Project Program

On October 29, 2010, the Company was notified that it had been awarded a total cash grant of approximately $2.9 million under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code, of which approximately $2.5 million relates to qualifying expenses the Company had previously incurred during the 2010 fiscal year which was received during the second quarter of fiscal 2011. The remainder of the grant of approximately $0.4 million will be received during the first quarter of fiscal 2012 based on qualifying expenses the Company has incurred during the 2011 fiscal year. The Company recognized the full $2.9 million of the grant as of the date of notification since the Company has already incurred all of the qualifying expenses. Since this program is non-recurring in nature, the Company elected to classify this payment as other income in the Condensed Consolidated Statements of Operations for the three and six-month periods ended December 31, 2010.

Recently Issued Accounting Pronouncement

There have been no recently issued accounting pronouncements not adopted by the Company that are expected to have a significant impact on the Company in the future.

3.	Auction Rate Securities

Immunomedics securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as a separate component of accumulated other comprehensive loss. Immunomedics considers all of its investments to be available-for-sale. Auction rate securities at December 31, 2010 and June 30, 2010 consist of the following ($ in thousands):

	Adjusted Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
December 31, 2010
Auction Rate Securities	$8,174	$414	$—	$8,588

	$8,174	$414	$—	$8,588

June 30, 2010			—
Auction Rate Securities	$8,970	$209	$—	$9,179

	$8,970	$209	$—	$9,179

ARS are debt instruments that represent investments in pools of assets. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. ARS have long-term scheduled maturities, ranging from 2042 to 2045, but have interest rates that are typically reset at pre-determined intervals (every 28 days for the securities purchased by the Company), at which time the securities can typically be purchased or sold, creating a liquid market. When there is an active market for such investments, the reset rate for each instrument is an opportunity to accept the rates that reset or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. During fiscal 2008, the auctions failed and have not settled in an active market since that time.

The ARS held are AAA rated collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by insurance companies. To date, the Company has collected all interest payable on all of the ARS when due and expects to continue to do so in the future.

As of December 31, 2010, the Company held two auction rate securities with a par value of $9.9 million, which are valued at the cash value received for them when sold in January 2011, ($8.6 million). These securities are classified as current investments on the condensed consolidated balance sheet based because they were liquidated subsequent to December 31, 2010. The sale of these ARS to a broker in a secondary market will result in a realized gain of $0.4 million for the three-month period ended March 31, 2011, which at December 31, 2010 was an unrealized gain and is included other comprehensive income, (see Note 10). During the six-

month period ended December 31, 2010, the Company sold one ARS for $1.0 million to a broker in the secondary market, resulting in a realized gain of $40,650. The Company no longer has any investments in ARS.

During each of the three and six-month periods ended December 31, 2010, the Company reported $0.1 million, as interest income for the recognition of a portion of the market value discount of the ARS, as compared to $0.1 million and $0.3 million for the three and six-month periods ended December 31, 2009, respectively.

4.	Stock Incentive Plan

A summary of the 2006 Stock Incentive Plan, as amended (the “Plan”), is provided in Note 7 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally vest based on four years of continuous service and have 7-year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, are vested immediately and have 7-year contractual terms. Under the plan at December 31, 2010 there were 11,335,395 shares of common stock authorized for issuance, which was comprised of 3,780,975 shares of common stock previously available under the 2002 Employee Share Option Plan (the “2002 Plan”) and an additional 7,554,420 shares of common stock under the 2006 Plan. At December 31, 2010, 4,654,065 stock options were still available for future grant and shares of common stock were reserved for possible future issuance upon exercise of stock options both currently outstanding and which may be issued in the future.

The fair value of each option granted during the six-month periods ended December 31, 2010 and 2009 is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the following table:

	Six-month periods ended December 31,
	2010	2009
Expected dividend yield	0%	0%
Expected option term (years)	5.42	5.78
Expected stock price volatility	88%	92%
Risk-free interest rate	2.33% - 2.43%	2.80% - 3.12%

The weighted average fair value at the date of grant for options granted during the six-month periods ended December 31, 2010 and 2009 were $2.33 and $2.68 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated based on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the six-month period ended December 31, 2010 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2010	6,225,621	$5.80
Granted	545,000	$3.27
Exercised	(2,125)	$2.60
Cancelled or forfeited	(281,958)	$16.19

Outstanding, December 31, 2010	6,486,538	$5.14	3.97	$3,248,401

Exercisable, December 31, 2010	4,845,594	$5.85	3.38	$2,296,896

The Company has 1,640,944 non-vested options outstanding as of December 31, 2010. As of December 31, 2010, there was $3.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.64 years. The Company recorded $0.6 million and $1.0 million for stock-based compensation expense for the three and six-month periods ended December 31, 2010, respectively, as compared to $0.5 million and $0.9 million for the three and six-month periods ended December 31, 2009, respectively.

As part of the Plan, on the date of each annual stockholder meeting, each non-employee Board member who continues to serve as a non-employee Board member shall automatically be granted restricted stock units covering not more than an additional 5,000 shares of common stock provided such individual has served as a non-employee Board member for a period of at least three months. The Company recorded stock-based compensation expense for these non-employee Board members restricted stock units of $14,000 and $24,000 for the three and six-month periods ended December 31, 2010 and 2009, respectively.

A summary of the Company’s non-vested restricted stock units at July 1, 2010, and changes during the six-month period ended December 31, 2010 is presented below:

Outstanding Non-Vested Restricted Stock Units	Number of Awards
Non-vested at July 1, 2010	233,542
Granted	25,000
Vested/Exercised	(58,750)
Forfeited	(5,000)

Non-vested at December 31, 2010	194,792

5.	Earnings Per Share

Per share data is based on the weighted average outstanding number of shares of the Company’s common stock during the relevant period. Basic (loss) earnings per share is calculated using the weighted average number of outstanding shares of common stock. Diluted (loss) earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options and restricted stock whether or not currently exercisable. Diluted (loss) earnings per share for all the periods presented do not include securities if their effect was antidilutive (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net (loss) income	$(3,427)	$770	$(9,893)	$32,782

Basic (loss) earnings per share:
Weighted average basic common shares outstanding	75,289	75,202	75,279	75,171
Basic (loss) earnings per share	$(0.05)	$0.01	$(0.13)	$0.44

Diluted (loss) earnings per share:
Weighted average basic common shares outstanding	—	75,202	—	75,171
Dilutive effect of stock options outstanding	—	1,413	—	1,413
Dilutive effect of restricted stock	—	288	—	288

Weighted average diluted common shares outstanding	75,289	76,903	75,279	76,872

Diluted (loss) earnings per share	$(0.05)	$0.01	$(0.13)	$0.43

Stock options excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	6,681	4,951	6,681	4,951

6.	Geographic Segments

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics for the three and six-months ended December 31, 2010 and 2009 ($ in thousands):

	Three Months Ended December 31, 2010
	United States	Europe	Total
Total assets	$32,981	$5,480	$38,461
Property and equipment, net	3,876	1	3,877
Revenues	276	728	1,004
(Loss) income before taxes	(3,472)	43	(3,429)

	Three Months Ended December 31, 2009
	United States	Europe	Total
Total assets	$43,286	$2,165	$45,451
Property and equipment, net	4,893	3	4,896
Revenues	4,190	906	5,096
Income before taxes	610	286	896

	Six-Months Ended December 31, 2010
	United States	Europe	Total
Revenues	$647	$1,850	$2,497
(Loss) income before taxes	(10,059)	211	(9,848)

	Six-Months Ended December 31, 2009
	United States	Europe	Total
Revenues	$42,458	$1,663	$ 44,121
Income (loss) before taxes	32,492	457	32,949

7.	Related Party Transactions

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

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $46,000 and $0.1 million for the three and six-month periods ended December 31, 2010, respectively, as compared to $75,000 and $0.2 million, respectively, for the three and six-month periods ended December 31, 2009. The Company also provides to CMMI, at no cost, laboratory materials and supplies. Effective August 1, 2010, the Company leased approximately 1,000 square feet of the Immunomedics Morris Plains, NJ facility to CMMI, at a cost of $2,500 per month, (which approximates fair market value). Effective on December 1, 2010, this was increased to approximately 1,400 square feet at a cost of $3,700 per month. The Company has entered into an agreement with CMMI for certain general services as part of their occupancy. CMMI has been charged $8,200 for these services through December 31, 2010. The Company incurred legal expenses on behalf of CMMI for patent related matters for the three and six-month periods ended December 31, 2010 of $16,000 and $27,000, respectively, as compared to $11,000 and $29,000 for the three and six-month periods ended December 31, 2009, respectively. The Company has first rights to license those patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

For each of the three and six-month periods ended December 31, 2010 and 2009, Dr. Goldenberg received $13,500 and $27,500, respectively, in compensation for his services to IBC.

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

Under the terms of the Goldenberg Agreement, the Company makes a minimum payment of $150,000 to Dr. Goldenberg during each of the fiscal years during the Goldenberg Agreement, payable in equal quarterly payments, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. For the three and six-month periods ended December 31, 2010, no additional incentive compensation payment was made to Dr. Goldenberg other than the $37,500 minimum quarterly payments. During the six- month- period ended December 31, 2009, in accordance with the terms of the Goldenberg Agreement, the Company accrued $0.6 million for additional incentive compensation for Dr. Goldenberg due to the Company’s profitability for the 2010 fiscal year. The additional incentive compensation was the result of the recognition of deferred revenues resulting from the UCB and Nycomed agreements. No additional incentive compensation for Dr. Goldenberg was required for the three-month period ended December 31, 2009.

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

Under the terms of the Nycomed Agreement, Immunomedics received a non-refundable initial cash payment of $40.0 million on August 21, 2008. Immunomedics could also receive potential cash milestone payments of up to $580.0 million. The Company will also receive an escalating double digit royalty based on annual net sales, if any, by Nycomed, its affiliates or sublicenses under the Nycomed Agreement during the royalty term. There can be no assurance that the clinical, regulatory or sales milestones will be met and therefore there can be no assurance that the Company will receive any future payments.

As the Company had continuing obligations under the Nycomed Agreement, the Company recorded the $40 million non-refundable payment as deferred revenue and the

Company recognized this amount through March 2010, which was when the Company fulfilled its obligations under the Nycomed Agreement. For the three and six-month periods ended December 31, 2009, the Company recognized $3.9 million and $10.6 million as License Fee Revenue.

Nycomed is solely responsible for the development, manufacturing and commercialization of veltuzumab, for the subcutaneous formulation, for all non-cancer indications. The Company’s major obligations were to complete the research and development activities as specified in the Nycomed Agreement and to manufacture and supply veltuzumab to Nycomed for the quantity of materials for the period of time specified in the Nycomed Agreement. The Company completed its manufacturing and supply obligations and its’ responsibilities in the Phase I/II study in ITP during the 2010 fiscal year.

Nycomed has subsequently requested additional services beyond what the Company was obligated to perform and the reimbursement of these services are recognized as a reduction of research and development expenses. These services are not expected to continue subsequent to the end of the 2011 fiscal year.

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

Immunomedics received a letter dated July 30, 2009 from UCB stating that UCB has relieved the Company of its remaining obligation under the UCB Agreement, to supply UCB with additional epratuzumab if requested. As this was the only obligation remaining for Immunomedics under the terms of the UCB Agreement, the Company recorded the $31.1 million deferred revenue under the UCB Agreement as licensing fee revenue during the six-month period ended December 31, 2009.

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

On June 15, 2010, the Company and Cynthia L. Sullivan entered into the Third Amended and Restated Employment Agreement pertaining to Ms. Sullivan’s service as the Company’s President and Chief Executive Officer. The Amended Sullivan Agreement (scheduled to terminate on December 31, 2010), was automatically extended for one year, and will automatically be extended for successive one-year periods unless either the Company or Ms. Sullivan provides a written notice at least 90 days preceding the date of any such extension.

For more information regarding employment contracts, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and the notes to the audited financial statements contained therein.

Legal Matters

Former Investment Advisor/Broker

On April 15, 2009, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against its former investment advisor/broker, Banc of America Investment Services, Inc. and Banc of America Securities, LLC. In the arbitration, the Company claims that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning auction rate securities, inappropriately advising investment in auction rate securities, and failing to supervise their employees. The Company continues to seek relief pursuant to the New Jersey Uniform Securities Law and the North Carolina Securities Act for the difference between the par value of its ARS and the amount it received when it sold the ARS on the secondary market, ($2.9 million). Also, the Company continues to seek consequential damages, punitive damages, and other relief. The FINRA arbitration hearing in this matter began in September 2010 and is scheduled to resume in February 2011.

10.	Subsequent Events

During January 2011, the Company sold the two remaining ARS with a par value of $9.9 million for an aggregate of $8.6 million. The Company will realize a gain of $0.4 million for the sale of the ARS during the three-month period ended March 31, 2011.

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

Overview

Immunomedics is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes approximately 154 issued patents in the United States, and more than 375 other issued patents worldwide, protects our product candidates and technologies.

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

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of December 31, 2010, we employed 16 professionals in our research and development departments and 22 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these condensed consolidated financial statements.

Revenue Recognition

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon our estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this amendment did not have a material impact on our condensed consolidated financial statements. We concluded that the License and Collaboration Agreement, or the Nycomed Agreement, with Nycomed GmbH, and the Development, Collaboration and License Agreement dated May 9, 2006 with UCB, S.A., or the UCB Agreement, should each be accounted for as a single unit of accounting. Under the single unit of accounting method, for purposes of revenue recognition the revenue is deferred and amortized over the obligation period.

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

Auction Rate Securities

We held a number of interest bearing auction rate securities, or ARS, that represent investments in pools of assets. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. ARS have long-term scheduled maturities, but have interest rates that are typically reset at pre-determined intervals (every 28 days for the securities purchased by us), at which time the securities can typically be purchased or sold, creating a liquid market. In an active market for such investments, the rate reset for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. The auctions failed during fiscal 2008 and have not settled in an active market since that time. The uncertainties in the credit markets have affected our holdings in ARS investments as the auctions for these securities have failed to settle on their respective settlement dates.

The ARS held are AAA rated collateralized by student loans, guaranteed by the U.S. Government under the Federal Family Education Loan Program and backed by insurance companies. To date we have collected all interest payable on all ARS when due and expect to continue to do so in the future.

As of December 31, 2010, we held two auction rate securities with a par value of $9.9 million, which are valued at the cash value received for them when sold in January 2011, ($8.6 million). These securities are classified as current investments on the condensed consolidated balance sheet based because they were liquidated subsequent to December 31, 2010. The sale of these ARS to a broker in a secondary market will result in a realized gain of $0.4 million for the three-month period ended March 31, 2011, which at December 31, 2010 was an unrealized gain and is included other comprehensive income. During the six-month period ended December 31, 2010, we sold one ARS for $1.0 million to a broker in the secondary market, resulting in a realized gain of $40,650. We no longer have any investments in ARS.

During each of the three and six-month periods ended December 31, 2010, we reported $0.1 million of amortization of the market value discount of the ARS, as compared to $0.1 million and $0.3 million of amortization of the market value discount of the ARS for the three and six-month periods ended December 31, 2009, respectively.

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

Stock-Based Compensation

We have a stock incentive plan, the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization and to align employee’s interest. This plan is described more fully in Note 7 to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010 and Note 4 to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the six-month periods ended December 31, 2010 and 2009:

	Six-Month Periods Ended December 31,
	2010	2009
Expected dividend yield	0%	0%
Expected life of options (years)	5.42	5.78
Expected stock price volatility	88%	92%
Risk-free interest rate	2.33% - 2.43%	2.80% - 3.12%

Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock-based awards.

Reimbursement of Research & Development Costs

Research and development costs that are reimbursable under collaboration agreements are included as a reduction of research and development expenses. We record these reimbursements as a reduction of research and development expenses as our partner in the collaboration agreement has the financial risks and responsibility for conducting these research and development activities.

Impairment of Assets

We review our long-lived assets for impairment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon our judgment of our ability to recover the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated. Based on our review, we believe there is no impairment at December 31, 2010.

Results of Operations

Our results for any interim period, such as those described in the following analysis, are not necessarily indicative of the results for the entire fiscal year or any other future period.

Three-Month Period Ended December 31, 2010 Compared to 2009

Revenues

Revenues for the three-month period ended December 31, 2010 were $1.0 million, as compared to $5.1 million for the same period in 2009, representing a decrease of $4.1 million or 80%. The decrease was due to a reduction in deferred license fees revenue. The current fiscal period does not reflect any deferred license fees revenues from the Nycomed Agreement, which had amounted to $3.9 million in the three month period ended December 31, 2009, as we had completed amortization of the upfront fees deferred under this agreement in fiscal year 2010. Product sales for the three-month period ended December 31, 2010 were $0.7 million, as compared to $0.9 million for the same period in 2009, representing a decrease of $0.2 million or 22%. This decrease resulted from lower sales volume for sales of LeukoScan in Europe. Research and development revenues for the three-month period ended December 31, 2010 were $0.2 million as compared to $0.3 million for the same period in 2009, due to the timing and number of the grant programs in place during each period.

Costs and Expenses

Total costs and expenses for the three-month period ended December 31, 2010 were $7.5 million, as compared to $4.5 million for the same period in 2009, representing an increase of $3.0 million or 67%. Research and development expenses for the three-month period ended December 31, 2010 were $5.8 million as compared to $2.9 million for the same period in 2009, an increase of $2.9 million or 100%. The increase in research and development expenses resulted primarily from a decrease of $1.6 million of research & development expense reimbursements from the previous year and increased clinical trial ($0.5 million), patent ($0.2 million) and employee ($0.2 million) related expenses. Cost of goods sold for the three-month period ended December 31, 2010 was $0.1 million for both periods. Gross profit margins were 85% and 91%, respectively, for the three-month periods ended December 31, 2010 and 2009. General and administrative costs increased to $1.5 million or 15% for the three-month period ended December 31, 2010, from $1.3 million for the same period of 2009, due primarily to increased legal expenses of $0.2 million pertaining to the FINRA arbitration hearing.

Interest Income and Other Income

Interest and other income for the three-month periods ended December 31, 2010 and 2009 was $0.3 million for both periods. The $0.1 million gain from an insurance claim for equipment failure earlier in the year was offset by reduced interest income due to lower rates of return.

Qualifying Therapeutic Discovery Project Program

On October 29, 2010, we received notification from the Department of the Treasury that we had been awarded a total cash grant of approximately $2.9 million under the Qualifying Therapeutic Discovery Project (“QTDP”) program administered under Section 48D of the Internal Revenue Code, of which approximately $2.5 million relates to qualifying expenses we had previously incurred during the 2010 fiscal year and was received during the second quarter of fiscal 2011. The remainder of the grant of approximately $0.4 million will be received during the first quarter of fiscal 2012 based on qualifying expenses we have incurred during the 2011 fiscal year. We recognized the full $2.9 million of the grant as of the date of notification since we have already incurred all of the qualifying expenses. Since this program is non-recurring in nature, we elected to classify this payment as other income in the Condensed Consolidated Statement of Operations for the three-month period ended December 31, 2010.

Foreign Currency Transaction (Loss) Gain

Foreign currency transactions amounted to a loss of $53,000 for the three-month period ended December 31, 2010 as compared to a gain of $12,000 for the same period in 2009, primarily as a result of currency fluctuations between the U.S. Dollar and the Euro.

Income Tax Benefit (Expense)

Income tax benefit was $2,000 for the three-month period ended December 31, 2010 as compared to an income tax expense of $0.1 million for the three-month period ended December 31, 2009, as a result of the profitability of the foreign subsidiaries.

Net (Loss) Income

Net (loss) for the three-month period ended December 31, 2010 was $3.4 million or $0.05 per share as compared to a net income of $0.8 million or $0.01 per share, for the same period in 2009 representing a decline of $4.2 million. The decline in net income reported in fiscal 2011 as compared to fiscal 2010 resulted primarily from the $3.9 million of lower license fee revenue recorded from the Nycomed Agreement during the second quarter. The $2.9 million of increased research and development expenses was offset by the $2.9 million of grants under the Federal QTDP Program.

Six -Month Period Ended December 31, 2010 Compared to 2009

Revenues

Revenues for the six-month period ended December 31, 2010 were $2.5 million as compared to $44.1 million for the same period in 2009, representing a decrease of $41.6 million or 94%. The current fiscal period does not reflect any deferred license fee revenues from either the UCB Agreement or the Nycomed Agreement, which had amounted to $31.2 million and $10.6 million, respectively, for the six month period ended December 31, 2009. We had completed amortization of the upfront fees deferred under these agreements in fiscal year 2010.

Product sales for the six-month period ended December 31, 2010 were $1.9 million as compared to $1.7 million for the same period in 2009, representing an increase of $0.2 million or 12% due to higher sales volume of LeukoScan in Europe over the previous year. Research and development revenues for the six-month period ended December 31, 2010 were $0.6 million as compared to $0.7 million for the previous year, a decrease of $0.1 million or 14% due to the timing and number of the grant programs in place during each period.

Costs and Expenses

Total costs and expenses for the six-month period ended December 31, 2010 were $15.7 million, as compared to $11.7 million for the same period in 2009, representing an increase of $4.0 million or 34%. Research and development expenses for the six-month period ended December 31, 2010 were $11.6 million as compared to $8.4 million for the same period in 2009, an increase of $3.2 million or 38%. The increase in research and development expenses resulted primarily from a decrease of $2.4 million of research and development expense reimbursement, $0.4 million of higher spending for clinical trials and $0.3 million for higher patent-related expenses. Cost of goods sold for each of the six-month periods ended December 31, 2010 and 2009 was $0.2 million. Gross profit margins were 88% for the first six months of fiscal 2011 as compared to 91% for the same period in fiscal 2010. General and administrative costs were $3.5 million for the six-month period ended December 31, 2010, and $2.7 million for the same period in 2009, an increase of $0.8 million or 30%. This increase is primarily attributable to increased legal expenses of $1.0 million pertaining to the FINRA arbitration hearing. This was partially offset by the recognition in fiscal year 2010 of $0.5 million of additional incentive compensation to our Chairman in accordance with his employment agreement, resulting from the expectation of the Company’s profitability for the 2010 fiscal year.

Reimbursement of research and development expenses for the six-month period ended December 31, 2010 totaled $2.1 million and is not expected to continue subsequent to June 30, 2011. For the year ended June 30, 2010 reimbursement of research and development expenses totaled $6.8 million. Also, we do not expect the level of reimbursement for the remainder of the 2011 fiscal year to be at the 2010 level.

Interest and Other Income

Interest and other income for the six-month periods ended December 31, 2010 and 2009 was $0.5 million. Included in the 2011 results is $0.3 million of a gain from an insurance claim for equipment failure noted earlier in the year. This improvement in 2011 was offset by $0.2 million of lower amortization of the discount for the ARS as compared to the previous year.

Qualifying Therapeutic Discovery Project Program

On October 29, 2010, we received notification from the Department of the Treasury that we had been awarded a total cash grant of approximately $2.9 million under the QTDP program administered under Section 48D of the Internal Revenue Code, of which approximately $2.5 million relates to qualifying expenses we had previously incurred during the 2010 fiscal year and was received during the second quarter of fiscal 2011. The remainder of the grant of approximately $0.4 million will be received during the first quarter of fiscal 2012 based on qualifying expenses we have incurred during the 2011 fiscal year. We recognized the full $2.9 million of the grant as of the date of notification since we have already incurred all of the qualifying expenses. Since this program is non-recurring in nature, we elected to classify this payment as other income in the Condensed Consolidated Statement of Operations for the six-month period ended December 31, 2010.

Foreign Currency Transaction (Loss) Gain

Foreign currency transactions amounted to a loss of $25,000 for the six-month period ended December 31, 2010 as compared to a gain of $61,000 in the same period in 2009 due to currency fluctuations between the U.S. Dollar and the Euro.

Income Tax Expense

Income tax expense was $45,000 for the six-month period ended December 31, 2010 as compared to an income tax expense of $0.2 million for the same period in 2009. The income tax expense for fiscal 2011 and 2010 was the result of foreign income taxes for wholly-owned subsidiaries.

Net (Loss) Income

Net (loss) for the six-month period ended December 31, 2010 was $9.9 million or $0.13 basic per share, as compared to a net income of $32.8 million, or $0.43 per diluted share, for the same period in 2009, representing a decrease of $42.7 million. The decline in net income as compared to the same period in 2009 resulted primarily from the licensing fee revenues from the UCB and Nycomed Agreements recorded in fiscal 2010, which were not repeated in 2011.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operations. Net cash used in operating activities for the six-month periods ended December 31, 2010 and 2009 was $8.9 million and $8.3 million, respectively.

Cash flows from investing. Net cash provided by investing activities for the six-months ended December 31, 2010 was $0.7 million compared to $0.5 million net cash used in investing activities for the six months ended December 31, 2009. The increase in cash flow from investing activities for fiscal 2011 is primarily due to $1.0 million of proceeds from the sale of certain auction rate securities partially offset by a reduction in capital expenditures of $0.2 million.

Cash flows from financing. Net cash provided by financing activities for the six-month periods ended December 31, 2010 and 2009 were less than $0.1 million.

Working Capital and Cash Requirements

At December 31, 2010, we had working capital of $28.7 million, which was approximately the same as the working capital of $28.6 million at June 30, 2010.

Our cash and cash equivalents amounted to $21.3 million at December 31, 2010, representing a decrease of $8.2 million from $29.5 million at June 30, 2010. The decrease was primarily attributable to the $8.9 million of cash used in operations during the six-month period ended December 31, 2010, offset in part by the $1.0 million in proceeds from the sale of ARS. Further, subsequent to December 31, 2010, we received an additional $8.6 million in proceeds from the sale of the remaining two ARS.

With the $21.3 million of unrestricted cash and cash equivalents at December 31, 2010, and considering the cash proceeds of $8.6 million received in January 2011, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. We are also pursuing plans to initiate a Phase III registration trial of veltuzumab in non-Hodgkin’s lymphoma, for which we are considering a number of funding alternatives in the event we decide to begin this trial.

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

During the early part of 2008, securities known as auction rate securities (“ARS”), which historically have had a liquid market and had their interest rates reset periodically (e.g., monthly) through dutch auctions, began to fail. These widespread failures have continued to date. As of December 31, 2010, the Company had $9.9 million of par value invested in ARS with long-term nominal maturities for which interest rates are reset through a dutch-auction each month. The Company’s investments in ARS all currently have AAA/Aaa credit ratings and interest continues to be paid by the issuers of the securities. The ARS held are all AAA rated collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by insurance companies.

The estimated fair market value at December 31, 2010, of the Company’s ARS with continuing auction failures totaled approximately $8.6 million. Subsequent to December 31, 2010 the Company sold these remaining auction rate securities with a par value of $9.9 million in a secondary market at a discounted value of $8.6 million. In previous periods the Company estimated the fair value of the auction rate securities using a discounted cash flow model to determine the estimated fair value of its investment in ARS. The Company reviews for impairment in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. This treatment is appropriate when a loss in an investment is determined to be temporary in nature and the Company has the intent and ability to hold the investment until a recovery in market value takes place. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and reduces net income (loss) for the applicable accounting period.

The table below presents the amounts and related weighted average interest rates by fiscal year of maturity for our investment portfolio in marketable securities as of December 31, 2010:

	Expected Maturity Date
	2011	2012	2013	2014	2015	2016 and thereafter	Total	Fair Value
		(in thousands)
Variable rate(1)	$9,900	—	—	—	—	—	$9,900	$8,588
Average interest rate	1.28%	—	—	—	—	—	1.28%

(1)	Par values are shown in the table.

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

Former Investment Advisor/Broker

On April 15, 2009, we initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against our former investment advisor/broker, Banc of America Investment Services, Inc. and Banc of America Securities, LLC. In the arbitration, we claim that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning auction rate securities, inappropriately advising investment in auction rate securities, and failing to supervise their employees. We continue to seek relief pursuant to the New Jersey Uniform Securities Law and the North Carolina Securities Act for the difference between the par value of its ARS and the amount it received when we sold the ARS on the secondary market, ($2.9 million). Also, we continue to seek consequential damages, punitive damages, and other relief. The FINRA arbitration hearing in this matter began in September 2010 and is scheduled to resume in February 2011.

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

We have incurred significant operating losses since our formation in 1982. As of December 31, 2010, we had an accumulated deficit of approximately $213 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue to date have been derived from our existing licensing agreements with UCB and Nycomed. The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our business operations or related cash flows. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging products. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic products and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. We expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

In order to fund future operations, we will need to raise significant amounts of additional capital. Because it can be difficult for a small-cap company like ours to raise equity capital on acceptable terms and given the continued downturn in the economy, we cannot assure you that we will be able to obtain the necessary capital when we need it, or on acceptable terms, if at all.

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

•	$38.0 million from UCB in fiscal 2006 to license the rights to develop, manufacture and commercialize epratuzumab for the treatment of all autoimmune disease indications;

•	approximately $259.0 million from the public and private sale of our debt and equity securities through December 31, 2010; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

We believe we have adequate cash to fund our operations and research and development programs through the next twelve months. However, we are also pursuing plans to initiate a Phase III registration trial of veltuzumab in non-Hodgkin’s lymphoma. We will need to obtain additional funding in the event we decide to begin this trial. We intend to continue expending substantial capital on our research and development programs. We will need to raise additional capital in order to obtain the necessary regulatory approvals and then commercialize our therapeutic product candidates. Our capital requirements are dependent on numerous factors, including:

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

The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology and autoimmune disease products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Biogen Idec, Genentech, GlaxoSmithKline, Human Genome Sciences, Seattle Genetics, Trubion Pharmaceuticals, Zymogenetics, Merck Serono, Genmab, Medarex, Amgen Inc., Bristol-Myers Squibb, Bayer Schering Pharma AG, Pfizer, AstraZeneca and Eli Lilly, are engaged in the development of therapeutic autoimmune and oncology products. For example, Human Genome Sciences and their corporate partner, GlaxoSmithKline recently reported that belimumab, their human monoclonal antibody against B-lymphocyte stimulator or BlyS, met the primary endpoint in the first of two pivotal Phase III trials in patients with serologically active SLE. Thus, belimumab is ahead of epratuzumab in its clinical development timeline for the therapy of patients with SLE. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology and autoimmune disease products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman, Chief Scientific Officer and Chief Medical Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the six months ended December 31, 2010, we have incurred $0.1 million of research expenses for activities conducted by CMMI on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have research collaborations with CMMI. Dr. Goldenberg is also a minority stockholder, director and officer of our majority-owned subsidiary, IBC. Dr, Goldenberg is the primary inventor of new intellectual property for Immunomedics and IBC and is largely responsible for allocating ownership between the two companies.

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

At February 3, 2011, we had 75,349,604 shares of common stock outstanding 6,671,955 additional shares reserved for the exercise of outstanding options and restricted stock units and 4,654,065 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plans.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of December 31, 2010, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 11% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

At February 3, 2011, we had 75,349,604 shares of common stock outstanding, 6,671,955 additional shares reserved for the exercise of outstanding options and restricted stock units and 4,654,065 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plan.

ITEM 6.	EXHIBITS

10.1	Amendment to Second and Restated Employment Agreement, dated December 22, 2010, between Immunomedics, Inc. and Dr. David M. Goldenberg.

10.2	Amendment to Amended and Restated Change of Control and Severance Agreement, dated December 23, 2010, between Immunomedics, Inc. and Gerard G. Gorman.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

February 4, 2011	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

February 4, 2011	By:	/s/ Gerard G. Gorman
Gerard G. Gorman
Senior Vice President, Finance and Business
Development, and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Amendment to Second and Restated Employment Agreement, dated December 22, 2010, between Immunomedics, Inc. and Dr. David M. Goldenberg.

10.2	Amendment to Amended and Restated Change of Control and Severance Agreement, dated December 23, 2010, between Immunomedics, Inc. and Gerard G. Gorman.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.