Form 10-Q
period 2011-03-31
IMMUNOMEDICS INC
filed 2011-05-10
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares of the registrant’s common stock outstanding as of May 9, 2011 was 75,418,430.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	June 30, 2010
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,701,723	$29,533,230
Auction rate securities – current	—	957,000
Accounts receivable, net of allowance for doubtful accounts of $28,000 at March 31, 2011 and $52,000 at June 30, 2010	706,063	428,574
Inventory	299,970	534,709
Other receivables	1,120,332	766,441
Prepaid expenses	702,564	449,809
Other current assets	956,237	329,928

Total current assets	27,486,889	32,999,691
Property and equipment, net of accumulated depreciation of $23,828,000 and $22,733,000 at March 31, 2011 and June 30, 2010, respectively	3,631,021	4,327,801
Auction rate securities – non current	—	8,222,154
Value of life insurance policies	565,625	542,463
Other long-term assets	30,000	30,000

Total Assets	$31,713,535	$46,122,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,908,735	$4,424,216

Total current liabilities	5,908,735	4,424,216
Other liabilities	1,059,210	979,278
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2011 and June 30, 2010	—	—
Common stock, $0.01 par value; authorized 110,000,000 shares; issued and outstanding, 75,362,688 shares at March 31, 2011 and 75,296,565 shares at June 30, 2010	753,626	752,965
Capital contributed in excess of par	244,353,349	242,910,779
Treasury stock, at cost, 34,725 shares at March 31, 2011 and at June 30, 2010	(458,370)	(458,370)
Accumulated deficit	(220,178,094)	(202,827,973)
Accumulated other comprehensive income	421,023	341,214

Total Immunomedics, Inc. stockholders’ equity	24,891,534	40,718,615
Noncontrolling interest in subsidiary	(145,944)	—

Total stockholders’ equity	24,745,590	40,718,615

Total Liabilities and Stockholders’ Equity	$31,713,535	$46,122,109

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
	(unaudited)
Revenues:
Product sales	$848,819	$969,982	$2,707,933	$2,648,181
License fee and other revenues	14,350	8,913,800	89,350	50,685,385
Research and development	233,882	810,905	797,116	1,482,506

Total revenues	1,097,051	10,694,687	3,594,399	54,816,072
Costs and Expenses:
Costs of goods sold	98,272	681,575	314,547	833,893
Research and development	7,037,847	6,267,987	18,645,166	14,709,765
Sales and marketing	224,013	201,714	582,134	621,163
General and administrative	1,749,453	1,353,735	5,281,204	4,072,397

Total costs and expenses	9,109,585	8,505,011	24,823,051	20,237,218

Operating (loss) income	(8,012,534)	2,189,676	(21,228,652)	34,578,854
Qualifying Therapeutic Discovery Project Program income	—	—	2,888,688	—
Gain on auction rate securities, net	413,778	204,450	454,428	204,450
Interest and other income	21,379	157,591	485,211	655,800
Foreign currency transaction gain	48,137	44,765	23,393	105,988

(Loss) income before income tax (expense) benefit	(7,529,240)	2,596,482	(17,376,932)	35,545,092
Income tax (expense) benefit	(73,910)	873,243	(119,133)	706,587

Consolidated net (loss) income	(7,603,150)	3,469,725	(17,496,065)	36,251,679
Less net loss attributable to noncontrolling interest	(145,944)	—	(145,944)	—

Net (loss) income attributable to Immunomedics, Inc. stockholders	$(7,457,206)	$3,469,725	$(17,350,121)	$36,251,679

(Loss) earnings per common share attributable to Immunomedics, Inc. stockholders:
Basic	$(0.10)	$0.05	$(0.23)	$0.48

Diluted	$(0.10)	$0.05	$(0.23)	$0.48

Weighted average shares used to calculate (loss) earnings per common share
Basic	75,317,976	75,225,668	75,291,963	75,188,779

Diluted	75,317,976	75,757,357	75,291,963	75,817,109

Comprehensive (loss) income:
Consolidated net (loss) income	$(7,603,150)	$3,469,725	$(17,496,065)	$36,251,679
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	169,806	(158,408)	288,505	(136,525)
Unrealized gain on securities available for sale – net	(413,778)	(134,551)	(208,696)	—

Other comprehensive (loss) income	(243,972)	(292,959)	79,809	(136,525)

Comprehensive (loss) income	$(7,847,122)	$3,176,766	$(17,416,256)	$36,115,154

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Consolidated net (loss) income	$(17,496,065)	$36,251,679
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	1,095,223	1,093,079
Amortization of deferred revenue	—	(45,685,385)
Gain on insurance claim for equipment failure	(251,151)	—
Decrease in allowance for doubtful accounts	(24,360)	(23,388)
Increase in inventory reserve	—	600,000
Impairment charge on auction rate securities	—	447,417
Amortization of discounts of auction rate securities	(120,114)	(395,144)
Gain on redemption of auction rate securities	(454,428)	(651,867)
Non-cash expense relating to issuance of stock options	1,431,007	1,422,881
Non-cash increase in value of life insurance policy	(23,162)	(32,000)
Amortization of deferred rent	79,932	79,933
Changes in other operating assets and liabilities	233,174	(463,686)
Other	288,505	(136,525)

Net cash used in operating activities	(15,241,439)	(7,493,006)

Cash flows from investing activities:
Proceeds from sales of auction rate securities	9,545,000	5,620,000
Purchases of property and equipment	(398,443)	(681,633)
Proceeds from insurance claim for equipment failure	251,151	—

Net cash provided by investing activities	9,397,708	4,938,367

Cash flows from financing activities:
Exercise/settlement of stock options, net	12,224	17,937

Net cash provided by financing activities	12,224	17,937

Net decrease in cash and cash equivalents	(5,831,507)	(2,536,702)
Cash and cash equivalents, beginning of period	29,533,230	27,390,778

Cash and cash equivalents, end of period	$23,701,723	$24,854,076

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

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2010 has been derived from the Company’s audited fiscal 2010 consolidated financial statements. Operating results for the three and nine-month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2011, or any other period.

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

As of March 31, 2011, the Company has $23.7 million of unrestricted cash and cash equivalents. Based on the Company’s historical cash utilization rate, the Company believes it has sufficient funds to continue its operations and research and development programs for at least the next twelve months. The use of funds during the 2011 fiscal year has been at a higher rate than previous years, primarily due to increased spending for legal professional services. The Company is evaluating plans to initiate a Phase III registration trial of veltuzumab in non-Hodgkin’s lymphoma and a Phase III registration trial of clivatuzumab in pancreatic cancer. The Company will need to secure additional funding to advance veltuzumab and clivatuzumab into these Phase III trials. The Company does not believe, as currently funded, it will have adequate cash on hand to complete its pipeline of research and development programs in accordance with its corporate strategy. Immunomedics is actively considering financing alternatives to fund these programs as market conditions permit, potentially through equity or debt financings and through collaborative agreements. The Company continues to evaluate various financing options to raise additional capital and to seek additional revenues from the licensing of its proprietary technologies.

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

Principles of Consolidation and Presentation

The condensed consolidated financial statements include the accounts of Immunomedics and its majority-owned subsidiaries. Noncontrolling interests in consolidated subsidiaries in the condensed consolidated balance sheets represent minority stockholders’ proportionate share of the equity (deficit) in such subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Correction of a Prior Period Error

During the third quarter of fiscal year 2011, the Company corrected an error in its condensed consolidated financial statements regarding the financial reporting for noncontrolling interests related to its IBC Pharmaceuticals Inc. subsidiary in its consolidated financial statements. Beginning July 1, 2009, the Company’s consolidated financial statements did not report the net loss incurred by noncontrolling interest, which should have been specifically identified in the balance sheet, statement of operations and the statement of changes in stockholders’ equity. The amounts related to errors identified in the financial reporting resulted in an immaterial understatement of net income attributable to common stockholders during the fiscal year ended June 30, 2010, and an immaterial overstatement in net loss attributable to common stockholders for the six month period ended December 31, 2010. Since the Company determined that the errors were not material to the consolidated financial statements in the periods in which they originated or the period in which they were corrected, the Company recorded the total correction of $0.1 million during the three-month period ended March 31, 2011.

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

The Company amortized the $40.0 million payment received as part of the Nycomed Agreement through March 2010, which was when the Company fulfilled its obligations associated with the upfront fees under this agreement, and accordingly an aggregate of $40.0 million has been recorded as revenue, of which $14.5 million was recorded in the nine-month period ended March 31, 2010.

The Company also concluded that the $38.0 million payment received from UCB should be amortized over the expected obligation period of the UCB Agreement. In August 2009, UCB relieved the Company of its remaining obligation to supply UCB with any further supplies. Therefore, as its last obligation under the agreement was legally terminated, the Company amortized the remainder of the upfront payment ($31.1 million) received from UCB as revenue in the first quarter of the 2010 fiscal year.

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

Financial assets recorded on the condensed consolidated balance sheet as of March 31, 2011 are categorized based on the inputs to the valuation techniques as follows (in thousands):

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

	As of March 31, 2011 ($ in thousands)
	Level 1	Level 2	Level 3	Total
Money Market Funds	$20,291	$—	$—	$20,291

Total	$20,291	$—	$—	$20,291

The money market funds noted above are included in cash and cash equivalents.

The following is a reconciliation of the beginning and ending balances of the financial assets categorized as Level 3 in the table above (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction Rate Securities
Beginning balance at June 30, 2010	$8,222
Total gains (realized or unrealized, net):
Included in earnings	454
Included in other comprehensive income	—
Settlements	—
Transfers out of Level 3 (sold during 2011)	(8,676)

Ending balance at March 31, 2011	$—

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

Inventory consisted of the following (in thousands):

	March 31, 2011	June 30, 2010
Work in process	$—	$1,112
Finished goods	900	23
Reserve for obsolescence	(600)	(600)

	$300	$535

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

Benefits received resulting from the sale of certain of our State of New Jersey Net Operating Losses (“NOL”) are recognized as a tax benefit when the NOL is approved for sale by the State of New Jersey and collectability is reasonably assured. During the three month and nine-month periods ended March 31, 2010, the Company sold and received benefits of approximately $1.1 million as a result of the State of New Jersey NOLs. No benefits were sold during the three and nine-month periods ended March 31, 2011. For the three and nine-month periods ended March 31, 2011, U.S. taxes of $65,000 and were provided for, net of the utilization of deferred tax assets and the valuation allowance recorded upon it. For the three and nine-month periods ended March 31, 2010, U.S. taxes of $72,000 and $122,000 were provided for, net of the utilization of deferred tax assets and the valuation allowance recorded upon it.

Income taxes were provided for profitable foreign jurisdictions at the applicable effective tax rate during the three and nine-month periods ended March 31, 2011 and 2010. The income (benefit) provision for foreign jurisdictions for the three and nine-month periods ended March 31, 2011 includes $9,000 and $54,000 respectively, for activities resulting from taxable foreign entities, as compared to $89,000 and $206,000 for the three and nine month periods ended March 31, 2010, respectively.

Net (Loss) Income Per Share Allocable to Common Stockholders

Basic net (loss) income per share is based upon the number of weighted average number of shares of common stock and vested shares outstanding. For the three and nine-month periods ended March 31, 2011 the diluted net loss per common share is calculated based on the weighted average number of shares outstanding excluding the exercise or conversion of all potential common shares because their effect would have been anti-dilutive, due to the net loss recorded. For the three and nine-month periods ended March 31, 2010, diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock during the three and nine month periods ended March 31, 2011 and 2010, calculated under the treasury stock method.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss)/income, net unrealized (losses)/gains on securities available for sale and foreign exchange translation adjustments and is presented in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Qualifying Therapeutic Discovery Project Program

On October 29, 2010, the Company was notified that it had been awarded a total cash grant of approximately $2.9 million under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code, of which approximately $2.5 million relates to qualifying expenses the Company had previously incurred during the 2010 fiscal year which was received during the second quarter of fiscal 2011. The remainder of the grant of approximately $0.4 million will be received during the first quarter of fiscal 2012 based on qualifying expenses the Company has incurred during the 2011 fiscal year. The Company recognized the full $2.9 million of the grant as of the date of notification since the Company has already incurred all of the qualifying expenses. Since this program is non-recurring in nature, the Company elected to classify this payment as other income in the Condensed Consolidated Statements of Operations for the nine-month period ended March 31, 2011.

Recently Issued Accounting Pronouncement

There have been no recently issued accounting pronouncements not adopted by the Company that are expected to have a significant impact on the Company in the future.

3.	Auction Rate Securities

Immunomedics securities for which there is not the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as a separate component of accumulated other comprehensive loss. Immunomedics considered all of its investments to be available-for-sale. Auction rate securities (“ARS”) at March 31, 2011 and June 30, 2010 consist of the following ($ in thousands):

	Adjusted Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
March 31, 2011
Auction Rate Securities	$—	$—	$—	$—

	$—	$—	$—	$—

June 30, 2010			—
Auction Rate Securities	$8,970	$209	$—	$9,179

	$8,970	$209	$—	$9,179

ARS are debt instruments that represent investments in pools of assets. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. ARS that were held had long-term scheduled maturities, ranging from 2042 to 2045, but with interest rates that are typically reset at pre-determined intervals (every 28 days for the securities purchased by the Company), at which time the securities can typically be purchased or sold, creating a liquid market. When there is an active market for such investments, the reset rate for each instrument is an opportunity to accept the rates that reset or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. During fiscal 2008, the auctions failed and have not settled in an active market since that time.

The ARS that were held were AAA rated collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by insurance companies. There are no ARS securities held by the Company as of March 31, 2011.

During the three and nine-month periods ended March 31, 2011, the Company sold its remaining ARS for $8.6 million and $9.6 million, respectively, to brokers in the secondary market,

resulting in realized gains of $0.4 million and $0.5 million, respectively.

During the three and nine-month periods ended March 31, 2011, the Company reported no interest and $0.1 million, respectively, as interest income for the recognition of a portion of the market value discount of the ARS, as compared to $0.1 million and $0.4 million, respectively, for the three and nine-month periods ended March 31, 2010.

4.	Stock Incentive Plan

A summary of the 2006 Stock Incentive Plan, as amended (the “Plan”), is provided in Note 7 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally vest based on four years of continuous service and have 7-year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, are vested immediately and have 7-year contractual terms. Under the plan at March 31, 2011, there were 11,309,290 shares of common stock authorized for issuance, which was comprised of 3,678,475 shares of common stock previously available under the 2002 Employee Share Option Plan (the “2002 Plan”) and an additional 7,630,815 shares of common stock under the 2006 Plan. At March 31, 2011, 4,735,857 stock options were still available for future grant and shares of common stock were reserved for possible future issuance upon exercise of stock options both currently outstanding and which may be issued in the future.

The fair value of each option granted during the nine-month periods ended March 31, 2011 and 2010 is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the following table:

	Nine-month periods ended March 31,
	2011	2010
Expected dividend yield	0%	0%
Expected option term (years)	5.42	5.78
Expected stock price volatility	88%	92%
Risk-free interest rate	2.33% - 2.76%	2.80% - 3.32%

The weighted average fair value at the date of grant for options granted during the nine-month periods ended March 31, 2011 and 2010 were $2.33 and $2.60 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated based on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the nine-month period ended March 31, 2011 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2010	6,225,621	$5.80
Granted	547,000	$3.27
Exercised	(4,688)	$2.61
Cancelled or forfeited	(365,750)	$14.70

Outstanding, March 31, 2011	6,402,183	$5.08	3.77	$4,141,471

Exercisable, March 31, 2011	4,894,095	$5.71	3.22	$2,936,418

The Company has 1,508,088 non-vested options outstanding as of March 31, 2011. As of March 31, 2011, there was $3.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.48 years. The Company recorded $0.5 million and $1.4 million for stock-based compensation expense for the three and nine-month periods ended March 31, 2011, respectively, as well as for the three and nine-month periods ended March 31, 2010.

As part of the Plan, on the date of each annual stockholder meeting, each non-employee Board member who continues to serve as a non-employee Board member shall automatically be granted restricted stock units covering not more than an additional 5,000 shares of common stock provided such individual has served as a non-employee Board member for a period of at least three months. The Company recorded stock-based compensation expense for these non-employee Board members restricted stock units of $21,000 and $53,000 for the three and nine-month periods ended March 31, 2011, respectively, as compared to $23,000 and $47,000 for the three and nine-month periods ended March 31, 2010, respectively.

A summary of the Company’s non-vested restricted stock units at July 1, 2010, and changes during the nine-month period ended March 31, 2011 is presented below:

Outstanding Non-Vested Restricted Stock Units	Number of Awards
Non-vested at July 1, 2010	233,542
Granted	25,000
Vested/Exercised	(82,292)
Forfeited	(5,000)

Non-vested at March 31, 2011	171,250

5.	Earnings Per Share

Per share data is based on the weighted average outstanding number of shares of the Company’s common stock during the relevant period. Basic (loss) earnings per share are calculated using the weighted average number of outstanding shares of common stock. Diluted (loss) earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options and restricted stock whether or not currently exercisable. Diluted (loss) earnings per share for all the periods presented do not include securities if their effect was antidilutive (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net (loss) income attributable to Immunomedics, Inc. shareholders	$(7,457)	$3,470	$(17,350)	$36,252

Basic (loss) earnings per share:
Weighted average basic common shares outstanding	75,318	75,226	75,292	75,189
Basic (loss) earnings per share attributable to Immunomedics, Inc. shareholders	$(0.10)	$0.05	$(0.23)	$0.48

Diluted (loss) earnings per share:
Weighted average basic common shares outstanding	75,318	75,226	75,292	75,189
Dilutive effect of stock options outstanding	—	430	—	503
Dilutive effect of restricted stock	—	101	—	125

Weighted average diluted common shares outstanding	75,318	75,757	75,292	75,817

Diluted (loss) earnings per share	$(0.10)	$0.05	$(0.23)	$0.48

Stock options excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	5,964	5,935	5,993	5,862

Restricted stock units excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	116	181	110	158

6.	Geographic Segments

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics for the three and nine-months ended March 31, 2011 and 2010 ($ in thousands):

	Three Months Ended March 31, 2011
	United States	Europe	Total
Total assets	$28,723	$2,991	$31,714
Property and equipment, net	3,630	1	3,631
Revenues	251	846	1,097
(Loss) income before taxes	(7,596)	67	(7,529)

	Three Months Ended March 31, 2010
	United States	Europe	Total
Total assets	$42,373	$2,658	$45,031
Property and equipment, net	4,666	2	4,668
Revenues	9,728	967	10,695
Income before taxes	2,266	330	2,596

	Nine-Months Ended March 31, 2011
	United States	Europe	Total
Revenues	$898	$2,696	$3,594
(Loss) income before taxes	(17,655)	278	(17,377)

	Nine-Months Ended March 31, 2010
	United States	Europe	Total
Revenues	$52,186	$2,630	$54,816
Income before taxes	34,758	787	35,545

7.	Related Party Transactions

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

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics, including amounts incurred pursuant to research contracts, in the amount of approximately $0.1 million and $0.2 million for the three and nine-month periods ended March 31, 2011, respectively, as compared to $0.1 million and $0.4 million, respectively, for the three and nine-month periods ended March 31, 2010. The Company also provides to CMMI, at no cost, laboratory materials and supplies. The Company leases approximately 1,400 square feet of the Immunomedics Morris Plains, NJ facility to CMMI, at a cost of $3,700 per month, (which approximates fair market value). The Company has entered into an agreement with CMMI for certain general services as part of their occupancy, for which CMMI has been charged $8,000 for these services through March 31, 2011. The Company incurred legal expenses on behalf of CMMI for patent related matters for the three and nine-month periods ended March 31, 2011 of $18,000 and $45,000, respectively, as compared to $13,000 and $43,000 for the three and nine-month periods ended March 31, 2010, respectively. The Company has first rights to license those patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

For each of the three and nine-month periods ended March 31, 2011 and 2010, Dr. Goldenberg received $13,750 and $41,250, respectively, in compensation for his services to IBC.

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

Under the terms of the Goldenberg Agreement, the Company makes a minimum payment of $150,000 to Dr. Goldenberg during each of the fiscal years during the Goldenberg Agreement, payable in equal quarterly payments, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. For the three and nine-month periods ended March 31, 2011, no additional incentive compensation payment was made to Dr. Goldenberg other than the $37,500 minimum quarterly payments. During the nine-month-period ended March 31, 2010, in accordance with the terms of the Goldenberg Agreement, the Company accrued $0.7 million for additional incentive compensation for Dr. Goldenberg due to the Company’s profitability for the 2010 fiscal year. The additional incentive compensation was the result of the recognition of deferred revenues resulting from the UCB and Nycomed agreements.

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

As the Company had continuing obligations under the Nycomed Agreement, the Company recorded the $40 million non-refundable payment as deferred revenue and the Company recognized this amount through March 2010, when the Company fulfilled its obligations under the Nycomed Agreement. For the three and nine-month periods ended March 31, 2010, the Company recognized $3.9 million and $14.5 million as License Fee Revenue.

Nycomed is solely responsible for the development, manufacturing and commercialization of veltuzumab, for the subcutaneous formulation, for all non-cancer indications. The Company’s major obligations were to complete the research and development activities as specified in the Nycomed Agreement and to manufacture and supply veltuzumab to Nycomed for the quantity of materials for the period of time specified in the Nycomed Agreement. The Company completed its manufacturing and supply obligations and its’ responsibilities in the Phase I/II study in immune thrombocytopenic purpura, or ITP during the 2010 fiscal year.

Nycomed has subsequently requested additional services beyond what the Company was obligated to perform and the reimbursement of these services are recognized as a reduction of research and development expenses. The Company billed Nycomed $0.1 million and $1.6 million for the three and nine-month periods ended March 31, 2011, respectively, as compared to $0.8 million and $5.1 million for the three and nine-month periods ended March 31, 2010, respectively. These services are not expected to continue subsequent to the end of the 2011 fiscal year.

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

Immunomedics received a letter dated July 30, 2009 from UCB stating that UCB has relieved the Company of its remaining obligation under the UCB Agreement, to supply UCB with additional epratuzumab if requested. As this was the only obligation remaining for Immunomedics under the terms of the UCB Agreement, the Company recorded the $31.1 million deferred revenue under the UCB Agreement as licensing fee revenue during the nine-month period ended March 31, 2010.

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

Legal Matters

Former Investment Advisor/Broker

On April 15, 2009, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against its former investment advisor/broker, Banc of America Investment Services, Inc. and Banc of America Securities, LLC. In the arbitration, the Company claims that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning auction rate securities, inappropriately advising investment in auction rate securities, and failing to supervise their employees. The Company continues to seek relief pursuant to the New Jersey Uniform Securities Law and the North Carolina Securities Act for the difference between the par value of its ARS and the amount it received when it sold the ARS on the secondary market, ($2.9 million). Also, the Company continues to seek consequential damages, punitive damages, and other relief. The FINRA arbitration hearing in this matter began in September 2010 and is scheduled to resume in June 2011.

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

Overview

Immunomedics is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes approximately 173 issued patents in the United States, and more than 400 other issued patents worldwide, protects our product candidates and technologies.

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

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of March 31, 2011, we employed 17 professionals in our research and development departments and 22 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Clinical Pipeline Update

The following is an update of the status of our clinical trials.

Epratuzumab

Phase III Randomized Trials in Moderate-Severe Lupus:

UCB: Two Phase III studies of epratuzumab are underway in patients with systemic lupus erythematosus (SLE). These are multicenter, placebo-controlled, randomized, double-blind studies designed to confirm the clinical efficacy and safety of epratuzumab in the treatment of patients with moderate to severe general SLE, in addition to continuing standard of care treatments. Enrollment started at the end of 2010. Each study will last a maximum of 54 weeks and will randomize 780 patients in the study, with approximately 130 planned investigational sites per study.

Epratuzumab remains of interest to the oncology community, and is being studied in diverse clinical trials including the following:

CALGB Study Group: Patient follow-up continues for the fully-enrolled trial with epratuzumab in combination with rituximab in untreated follicular lymphoma patients. Sixty patients were enrolled in this multicenter trial where patients received 8 doses of epratuzumab and rituximab over 9 months. Encouraging results were presented at the American Society of Hematology 2010 meeting (ASH Annual Meeting Abstracts; 2010 116:427), which showed an 84% overall response rate with durable complete responses.

COG Study Group: The initial results based on complete response rates (CR) in relapsed pediatric ALL are now available. This clinical trial enrolled a total of 128 patients, with 12 patients enrolled in the initial feasibility/Phase 1 portion and 116 patients in the follow-on Phase 2 portion, where the first 56 patients were treated using a once-weekly dosing schedule of epratuzumab and the subsequent 60 patients treated using a twice-weekly dosing schedule (as in the Phase 1 portion), in combination with chemotherapy. The primary efficacy focus of the study was to assess complete response rate in the last group. Relying on this endpoint (without pending results related to minimal residual disease measurements or survival), it was concluded that the study did not provide adequate evidence to show any additional benefit by combining epratuzumab with the repeated multiple blocks of intense chemotherapy used in this study. Hence, the study was deemed not to have met its expected primary efficacy endpoint. There were no new adverse safety signals identified in this trial.

A second study of epratuzumab combined with chemotherapy in relapsed pediatric ALL patients is being planned as a multi-center European trial by the IntreALL Inter-European study group. In contrast to the COG study, epratuzumab may be included in this very large (400 patients), randomized, trial to evaluate its role in combination with chemotherapy in the treatment of relapsed pediatric ALL, but not relying on CR rates. This study will assess the efficacy of this combination therapy using event-free survival as the surrogate for survival as the primary endpoint. This trial will be partially funded by the European Commission.

The Diffuse Large B-Cell Lymphoma (DLBCL) study conducted the North Central Cancer Treatment Group of the NCI received encouraging results for upfront therapy of DLBCL with epratuzumab + rituximab + CHOP chemotherapy. We are discussing the possibility of an NCI study group conducting a randomized Phase II/III trial comparing E+R+CHOP to R+CHOP. A total of 107 patients were enrolled in the multicenter Phase II trial. The results, which showed a high rate of durable complete responses, were presented at the 2009 annual meeting of ASCO, and are expected to be published in 2011.

MARALL trial, led by St. Bartholomew’s Medical Center, London, is an ongoing, multicenter Phase II study being conducted in the UK, using epratuzumab and veltuzumab combined with chemotherapy in relapsed adult ALL, which is expected to enroll 30 patients.

The GRAALL CheprALL study is an ongoing, multicenter, study being conducted in France and sponsored by the GRAALL study group in adult patients with relapsed ALL, using epratuzumab combined with chemotherapy (Hyper-CVAD).

The SWOG Study Group is conducting a multicenter trial in relapsed adult ALL using epratuzumab combined with chemotherapy (clofaribine and cytarabine). The primary objective is CR rate.

Y-90-Epratuzumab

The Company reported the results of a multicenter Phase I/II trial in the August 2010 issue of Journal of Clinical Oncology, showing high rates of durable complete responses in patients with relapsed NHL.

GOELAMS Study of 90Y-epratuzumab as a consolidation therapy in aggressive NHL: This multicenter Phase II study in France is completing accrual of 75 patients with DLBCL who received radiolabeled epratuzumab as a consolidation therapy after R-CHOP. Encouraging interim efficacy results will be presented at the meeting of the Society of Nuclear Medicine in June, 2011.

The Weill Cornell Medical College-NY Presbyterian Medical Center, New York is conducting a study of 90Y-epratuzumab combined with veltuzumab in relapsed/refractory follicular lymphoma. This is a small, NCI grant-funded study awarded to this institution, and is currently enrolling patients.

Immunomedics is conducting a NCI-funded multicenter trial examining the combination of 90Y-epratuzumab + veltuzumab in relapsed, aggressive, NHL, and is anticipated to enroll up to 70 patients. This trial is ongoing.

Epratuzumab-SN-38

The Company has developed an antibody-drug conjugate consisting of epratuzumab conjugated with the principal metabolite of irinotecan, SN-38. It reported excellent preclinical efficacy and safety results in several lymphoma/leukemia preclinical models at the recent annual 2010 meeting of the American Association for Cancer Research and has been submitted for publication.

Veltuzumab

Autoimmune Disease Indications: Nycomed continues plans for their Phase II dose-ranging study of subcutaneous (SC) veltuzumab in rheumatoid arthritis. The first patient is anticipated to be enrolled during the first half of calendar year 2011. The current ITP trial run by Immunomedics, funded by Nycomed, is continuing patient enrollment to evaluate alternative dosing schedules.

Non-Hodgkin’s lymphoma Indications: The Company is evaluating plans to initiate a Phase III registration trial for veltuzumab in non-Hodgkin’s lymphoma. The Company will need to secure additional funding to advance veltuzumab into Phase III.

Oncology Indications: The SC veltuzumab trial has been completed. The results have been published. The study in CLL is continuing after being amended to evaluate a different dosing schedule.

90Y-hPAM4 (clivatuzumab tetraxetan)

The phase II study of 90Y-PAM4 continues with a recent amendment allowing greater flexibility to evaluate repeated dosing cycles. Study results from the initial cohort of 42 patients treated with low-dose gemcitabine are currently being summarized for publication. An update on this clinical trial will be reported as an oral presentation at the June 2011 Society of Nuclear Medicine meeting. The Phase I dose-escalation, multicenter, trial of 90Y-clivatuzumab tetraxetan given alone in relapsed, advanced pancreatic cancer patients is in press in Clinical Cancer Research.

Plans for Phase III trials continue after discussion with the FDA in January for conducting two study designs proposed for registration trials. A meeting with potential investigators is scheduled in Chicago, preceding the American Society of Clinical Oncology (ASCO) meeting, to seek their input and recommendations on our registration trial plans. The Company will require additional funding after it utilizes its current liquid assets in order to continue these Phase III trials as is currently planned for the next year.

Milatuzumab

Early phase trials of milatuzumab in CLL and NHL are continuing patient accrual.

Veltuzumab plus Milatuzumab Update: An Ohio State University study of this combination for treatment of follicular NHL is continuing, with encouraging results presented in December 2010 at ASH. A preclinical study of the combination of milatuzumab with rituximab was published by this group online in Blood on January 10, 2011, and the print version is in press.

Milatuzumab-DOX

A Phase I clinical trial of this drug conjugate is underway, currently enrolling patients with advanced multiple myeloma at several study sites. Hematologic toxicity was encountered at initial dose levels during the first few treatment cycles. The protocol was revised with an alternative dosing schedule intended to allow administration of multiple treatment cycles, but no patients have yet been enrolled.

IMMU-130 (labetuzumab-SN-38)

The IND for studies with this new drug conjugate in colorectal cancer was accepted by FDA. We plan to conduct this study at the Memorial Sloan-Kettering Cancer Center, and it is anticipated to begin patient accrual this coming summer.

TF2

TF2 is a Y-90-based pretargeting radioimmunotherapy for the treatment of solid cancers expressing the CEA antigen. The Garden State Cancer Center (GSCC) initially obtained an IND from the FDA to conduct an initial therapy clinical study of TF2 in patients with metastatic colorectal cancer. GSCC recently transferred the IND and responsibilities for conducting all TF2 studies over to Immunomedics. The initial study is currently being opened at several US investigational sites and enrollment is anticipated to begin this summer.

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

We amortized the $40.0 million payment received as part of the Nycomed Agreement through March 2010, which was when we fulfilled our obligations associated with the upfront fees under the agreement, and accordingly, an aggregate of $40.0 million has been recorded as revenue.

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

Auction Rate Securities

We held a number of interest bearing auction rate securities, or ARS, that represent investments in pools of assets. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. ARS have long-term scheduled maturities, but have interest rates that are typically reset at pre-determined intervals (every 28 days for the securities purchased by us), at which time the securities can typically be purchased or sold, creating a liquid market. In an active market for such investments, the rate reset for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process had allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. The auctions failed during fiscal 2008 and have not settled in an active market since that time. The uncertainties in the credit markets affected our holdings in ARS investments as the auctions for these securities had failed to settle on their respective settlement dates.

The ARS that were held were AAA rated collateralized by student loans, guaranteed by the U.S. Government under the Federal Family Education Loan Program and backed by insurance companies. During the three and nine month periods ended March 31, 2011, we sold the remaining ARS to brokers in a secondary market that resulted in realized gains of $0.4 million and $0.5 million for the three and nine-month periods ended March 31, 2011, respectively. We no longer have any investments in ARS.

During each of the three and nine-month periods ended March 31, 2011, we reported no interest and $0.1 million of amortization of the market value discount of the ARS, as compared to $0.1 million and $0.4 million, of amortization of the market value discount of the ARS for the three and nine-month periods ended March 31, 2010, respectively.

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

Stock-Based Compensation

We have a stock incentive plan, the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization and to align employee’s interest. This plan is described more fully in Note 7 to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010 and Note 4 to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the nine-month periods ended March 31, 2011 and 2010:

	Nine-Month Periods Ended March 31,
	2011	2010
Expected dividend yield	0.0%	0.0%
Expected life of options (years)	5.42	5.78
Expected stock price volatility	88%	92%
Risk-free interest rate	2.33% - 2.76%	2.80% - 3.32%

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

Impairment of Assets

We review our long-lived assets for impairment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon our judgment of our ability to recover the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated. Based on our review, we believe there is no impairment at March 31, 2011.

Results of Operations

Our results for any interim period, such as those described in the following analysis, are not necessarily indicative of the results for the entire fiscal year or any other future period.

Three-Month Period Ended March 31, 2011 Compared to 2010

Revenues

Revenues for the three-month period ended March 31, 2011 were $1.1 million, as compared to $10.7 million for the same period in 2010, representing a decrease of $9.6 million or 90%. The decrease was primarily due to a reduction in license fees revenue. The current fiscal period does not reflect any license fee revenues from the Nycomed Agreement, which had amounted to $3.9 million in the three-month period ended March 31, 2010, as we had completed amortization of the upfront fees deferred under the Nycomed Agreement in fiscal year 2010. In addition, the previous year included a $5.0 million milestone payment under the terms of the Nycomed Agreement upon completion of our obligation in connection with the ITP study. There was no milestone payment for the current fiscal year. Product sales for the three-month period ended March 31, 2011 were $0.9 million as compared to $1.0 million for the same period in 2010, representing a decrease of $0.1 million or 10%. Research and development revenues for the three-month period ended March 31, 2011 were $0.2 million as compared to $0.8 million for the same period of 2010, representing a decrease of $0.6 million or 75% due to the timing and size of the grant programs in place during the current period.

Costs and Expenses

Total costs and expenses for the three-month period ended March 31, 2011 were $9.1 million, as compared to $8.5 million for the same period in 2010, representing an increase of $0.6 million or 7%. Research and development expenses for the three-month period ended March 31, 2011 were $7.0 million as compared to $6.3 million for the same period in 2010, an increase of $0.7 million or 11%. This increase in research and development expenses resulted primarily from a decrease of $0.7 million of research & development expense reimbursements under a collaborative agreement from the amount of the reimbursement in the previous year. Cost of goods sold was $0.1 million for the three-month period ended March 31, 2011 as compared to $0.7 million for the same period in 2010. During the three-month period ended March 31, 2010, cost of goods sold were increased by a $0.6 million inventory reserve as Leukoscan® work-in-process inventories were deemed to be unsaleable due to a third-party manufacturer’s process deviation that resulted in product that did not meet our quality control standards. Excluding the impact of the inventory reserve adjustment for work-in-process, the gross profit margins were 88% and 92%, respectively, for the three-month periods ended March 31, 2011 and 2010.

Sales and marketing expenses for the three-month periods ended March 31, 2011 and 2010 were $0.2 million. General and administrative costs increased $0.3 million to $1.7 million or 21% for the three-month period ended March 31, 2011, from $1.4 million for the same period of 2010. This increase was due primarily to increased legal expenses of $0.5 million pertaining to the FINRA arbitration hearing related to our ARS, partially offset by a reduction in outside testing expenses ($0.1 million) and other reductions.

Gains on Auction Rate Securities, net

A gain of $0.4 million was reported for the three-month period ended March 31, 2011 on the sales of auction rate securities with a carrying value of $9.0 million (par value of $9.9 million), as compared to a $0.7 million gain on the sale of auction rate securities that had a carrying value of $5.0 million (par value of $6.0 million) for the same period in 2010. Partially offsetting the gain in 2010 was a charge of $0.5 million for an other than temporary impairment charge on marketable securities associated with our investments in auction rate securities. See discussion in Note 3 to the condensed consolidated financial statements for more information on our investments in auction rate securities and this other than temporary impairment charge.

Interest Income and Other Income

Interest and other income for the three-month period ended March 31, 2011 decreased to $21,000 compared to $0.2 million for the same period in 2010, primarily due to lower levels of investments as well as lower rates of return on investments.

Foreign Currency Transaction Gain

Foreign currency transactions amounted to a gain of $48,000 for the three-month period ended March 31, 2011 as compared to a gain of $45,000 for the same period in 2010, primarily as a result of currency fluctuations between the U.S. Dollar and the Euro.

Income Tax (Expense) Benefit

An income tax expense of $0.1 million was reported for the three-month period ended March 31, 2011 as compared to an income tax benefit of $0.9 million for the three-month period ended March 31, 2010. The income tax benefit for 2010 was the result of the sale of our NOLs for $1.0 million that was approved by the State of New Jersey, partially offset by the income tax expenses due to the profitability of the U.S. and foreign subsidiaries. There was no sale of our NOL’s for the three-month period ended March 31, 2011.

Net (Loss) Income

Net (loss) for the three-month period ended March 31, 2011 was $7.6 million or $0.10 per share as compared to net income of $3.5 million or $0.05 per share, for the same period in 2010. The decline in net income reported in fiscal 2011 as compared to fiscal 2010 resulted primarily from $9.6 million in lower revenues and $0.6 million in higher costs and expenses during the third quarter of the 2011 fiscal year. Another factor causing the decline in net income was the receipt of $1.0 million in proceeds from the sale of NOL’s in the 2010 fiscal period. There was no sale of NOL’s in the 2011 fiscal period.

Nine-Month Period Ended March 31, 2011 Compared to 2010

Revenues

Revenues for the nine-month period ended March 31, 2011 were $3.6 million as compared to $54.8 million for the same period in 2010, representing a decrease of $51.2 million or 93%. The current fiscal period does not reflect any license fee revenues from either the UCB Agreement or the Nycomed Agreement, which had amounted to $31.2 million and $14.5 million, respectively, for the nine month period ended March 31, 2010. We had completed amortization of the upfront fees deferred under these agreements in fiscal year 2010. In addition, during the nine-month period ended March 31, 2010, we recognized as revenue the receipt of a $5.0 million milestone payment with the completion of our obligations under the terms of the Nycomed Agreement in connection with the ITP study. Product sales for the nine-month period ended March 31, 2011 were $2.7 million as compared to $2.6 million for the same period in 2010, representing an increase of $0.1 million or 4% Research and development revenues for the nine-month period ended March 31, 2011 were $0.8 million as compared to $1.5 million for the same period of 2010 due to the timing and reduction in the size of the grant programs in the current period.

Costs and Expenses

Total costs and expenses for the nine-month period ended March 31, 2011 were $24.8 million as compared to $20.2 million for the same period in 2010, representing an increase of $4.6 million or 23%. Research and development expenses for the nine-month period ended March 31, 2011 were $18.6 million as compared to $14.7 million for the same period in 2010, representing an increase of $3.9 million or 27%. The increase in research and development expenses resulted primarily from a $3.2 million decrease of research and development expense reimbursement, $0.6 million of higher spending for clinical trials, and $0.5 million for higher patent-related expenses, partially offset by reduced outside services. Reimbursement of research and development expenses for the nine-month period ended March 31, 2011 totaled approximately $1.6 million and is not expected to continue subsequent to June 30, 2011. For the nine months ended March 31, 2010 reimbursement of research and development expenses totaled $5.1 million. Also, we do not expect the level of reimbursement for the remainder of the 2011 fiscal year to be at the 2010 level.

General and administrative costs were $5.3 million for the nine-month period ended March 31, 2011 and $4.1 million for the same period in 2010, an increase of $1.2 million or 29%. This increase is primarily attributable to increased legal expenses of $1.6 million pertaining to the FINRA arbitration hearing related to our ARS. This was partially offset by the recognition in fiscal year 2010 of $0.6 million of additional incentive compensation to our Chairman in accordance with his employment agreement, resulting from the expectation of our profitability for the 2010 fiscal year.

Cost of goods sold for the nine-month period ended March 31, 2011 was $0.3 million as compared to $0.8 million for the same period in 2010, a decrease of $0.5 million or 62%. During the nine-month period ended March 31, 2010, cost of goods sold was increased by a $0.6 million increase in the inventory reserve as our Leukoscan® work-in-process inventories were deemed to be unsaleable due to a third-party manufacturer’s process deviation that resulted in product that did not meet our quality control standards. Excluding the impact of the inventory reserve adjustment for work-in-process, the gross profit margins were 88% for the nine-month period ended March 31, 2011 compared to 91% for the nine-month period ended March 31, 2010. Sales and marketing expenses for the nine-month periods ended March 31, 2011 and 2010 were $0.6 million for both periods.

Qualifying Therapeutic Discovery Project Program

On October 29, 2010, we received notification from the Department of the Treasury that we had been awarded a total cash grant of approximately $2.9 million under the QTDP program administered under Section 48D of the Internal Revenue Code, of which approximately $2.5 million relates to qualifying expenses we had previously incurred during the 2010 fiscal year and was received during the second quarter of fiscal 2011. The remainder of the grant of approximately $0.4 million will be received during the first quarter of fiscal 2012 based on qualifying expenses we have incurred during the 2011 fiscal year. We recognized the full $2.9 million of the grant as of the date of notification since we have already incurred all of the qualifying expenses. Since this program is non-recurring in nature, we elected to classify this payment as other income in the Condensed Consolidated Statement of Operations for the nine-month period ended March 31, 2011.

Gains on Auction Rate Securities, net

A gain of $0.5 million was reported for the nine-month period ended March 31, 2011 on the sales of auction rate securities with a carrying value of $9.0 million (par value of $11.0 million), as compared to a $0.7 million gain on the sale of auction rate securities that had a carrying value of $9.7 million (par value of $11.1 million) for the same period in 2010. Partially offsetting the gain in 2010 was a charge of $0.5 million for an other than temporary impairment charge on marketable securities associated with our investments in auction rate securities. See discussion in Note 3 to the condensed consolidated financial statements for more information on our investments in auction rate securities and this other than temporary impairment charge.

Interest and Other Income

Interest and other income of $0.5 million for the nine-month period ended March 31, 2011 decreased by $0.2 million from $0.7 million for the same period in 2010. This decline was primarily the result of lower rates of return on investments and lower cash balances during the nine months ended March 31, 2011. This decline for the nine-month period ended March 31, 2011 included the lower level of the amortization of the discount for the ARS of $0.1 million for the nine-month period ended March 31, 2011 as compared to $0.4 million for the nine-month period ended March 31, 2010.

Foreign Currency Transaction Gain

Foreign currency transactions amounted to a gain of $23,000 for the nine-month period ended March 31, 2011 as compared to a gain of $0.1 million in the same period in 2010 due to currency fluctuations between the U.S. Dollar and the Euro.

Income Tax (Expense) Benefit

Income tax expense was $0.1 million for the nine-month period ended March 31, 2011 as compared to an income tax benefit of $0.7 million for the same period in 2010. The decline in the income tax benefit was primarily a result of the sale of our NOLs for $1.0 million that was approved by the State of New Jersey in 2010. There was no comparable sale in fiscal 2011.

Net (Loss) Income

Net (loss) for the nine-month period ended March 31, 2011 was $17.5 million or $0.23 per share, as compared to net income of $36.3 million, or $0.48 per share, for the same period in 2010, representing a decrease of $53.8 million. The decline in net income as compared to the same period in 2010 resulted primarily from $51.2 million of lower revenues and $4.6 million of higher expenses in fiscal 2011 offset in part by $2.9 million in other income in fiscal 2011 from the QTDP program.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operations. Net cash used in operating activities for the nine-month period ended March 31, 2011 was $15.2 million compared to net cash used in operating activities of $7.5 million for the nine- month period ended March 31, 2010 due to a decline in profitability in the current fiscal period.

Cash flows from investing. Net cash provided by investing activities for the nine-months ended March 31, 2011 was $9.4 million compared to $4.9 million net cash used in investing activities for the nine months ended March 31, 2010. The increase in cash flow from investing activities for fiscal 2011 is primarily due to a $3.9 million increase in the proceeds from the sale of auction rate securities, proceeds from an insurance claim of $0.3 million and a reduction in capital expenditures of $0.3 million.

Cash flows from financing. Net cash provided by financing activities for the nine-month periods ended March 31, 2011 and 2010 were less than $0.1 million.

Working Capital and Cash Requirements

At March 31, 2011, we had working capital of $21.6 million, which was approximately $7.0 million lower than the working capital of $28.6 million at June 30, 2010. The decline in working capital was caused by $15.2 million of cash used in operations offset in part by the proceeds received from the sale of non current ARS.

Our cash and cash equivalents amounted to $23.7 million at March 31, 2011, representing a decrease of $5.8 million from $29.5 million at June 30, 2010. The decrease was primarily attributable to the $15.2 million of cash used in operations during the nine-month period ended March 31, 2011, offset in part by the $9.5 million in proceeds from the sale of ARS.

We have $23.7 million of unrestricted cash and cash equivalents at March 31, 2011. Based on our historical cash utilization rate, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. The use of funds during the 2011 fiscal year has been at a higher rate than previous years, primarily due to increased spending for legal professional services. We are also evaluating plans to initiate a Phase III registration trial of veltuzumab in non-Hodgkin’s lymphoma and a Phase III registration trial of clivatuzumab in pancreatic cancer. We will need to secure additional funding to advance veltuzumab and clivatuzumab into these Phase III trials.

We do not believe we will have adequate cash to complete our research and development compounds in our development pipeline in line with our corporate strategy. We will require additional financial resources in order to continue our research and development programs, clinical trials of product candidates and regulatory filings. Our ability to raise capital through public and private equity or debt financings may be negatively impacted by the downturn in the economy. There can be no assurances that financing will be available when we need it on terms acceptable to us, if at all.

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

(b) Changes in Internal Controls over Financial Reporting: There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Former Investment Advisor/Broker

On April 15, 2009, we initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against our former investment advisor/broker, Banc of America Investment Services, Inc. and Banc of America Securities, LLC. In the arbitration, we claim that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning auction rate securities, inappropriately advising investment in auction rate securities, and failing to supervise their employees. We continue to seek relief pursuant to the New Jersey Uniform Securities Law and the North Carolina Securities Act for the difference between the par value of its ARS and the amount it received when we sold the ARS on the secondary market ($2.9 million). Also, we continue to seek consequential damages, punitive damages, and other relief. The FINRA arbitration hearing in this matter began in September 2010 and is scheduled to resume in June 2011.

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

We have incurred significant operating losses since our formation in 1982. As of March 31, 2011, we had an accumulated deficit of approximately $220.2 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue to date have been derived from our existing licensing agreements with UCB and Nycomed. The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our business operations or related cash flows. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging products. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic products and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. We expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

•	$38.0 million from UCB in fiscal 2006 to license the rights to develop, manufacture and commercialize epratuzumab for the treatment of all autoimmune disease indications;

•	approximately $259.0 million from the public and private sale of our debt and equity securities through March 31, 2011; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

Based on our historical cash utilization rate, we believe we have adequate cash to fund our operations and research and development programs through the next twelve months. The use of funds during the 2011 fiscal year has been at a higher rate than previous years primarily due to increased spending for legal professional services. We are also evaluating plans to initiate a Phase III registration trial of veltuzumab in non-Hodgkin’s lymphoma and a Phase III registration trial for clivatuzumab in pancreatic cancer. We will need to obtain additional funding in the event we decide to begin these trials. We will need to raise additional capital in order to obtain the necessary regulatory approvals and then commercialize our therapeutic product candidates. Our capital requirements are dependent on numerous factors, including:

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

The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology and autoimmune disease products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Biogen Idec, Genentech, GlaxoSmithKline, Human Genome Sciences, Seattle Genetics, Trubion Pharmaceuticals, Zymogenetics, Merck Serono, Genmab, Medarex, Amgen Inc., Bristol-Myers Squibb, Bayer Schering Pharma AG, Pfizer, AstraZeneca and Eli Lilly, are engaged in the development of therapeutic autoimmune and oncology products. For example, Human Genome Sciences and their corporate partner, GlaxoSmithKline recently received approval from the FDA for their human monoclonal antibody against B-lymphocyte stimulator or BlyS, for the therapy of patients with SLE. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology and autoimmune disease products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman, Chief Scientific Officer and Chief Medical Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the nine months ended March 31, 2011, we have incurred $0.2 million of research expenses for activities conducted by CMMI on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have research collaborations with CMMI. Dr. Goldenberg is also a minority stockholder, director and officer of our majority-owned subsidiary, IBC. Dr, Goldenberg is the primary inventor of new intellectual property for Immunomedics and IBC and is largely responsible for allocating ownership between the two companies.

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

A portion of our funding has come from federal government grants and research contracts. Due to reductions in funding, we may not be able to rely on these grants or contracts as a continuing source of funds.

A portion of our funding to date has been derived from federal government grants and research contracts. During the last few years, we have generated revenues from awards made to us by the NIH to partially fund some of our programs. We cannot rely on grants or additional contracts as a continuing source of funds. Funds available under these grants and contracts must be applied by us toward the research and development programs specified by the government rather than for all our programs generally. The government’s obligation to make payments under these grants and contracts is subject to appropriation by the U.S. Congress for funding in each year. It is possible that Congress or the government agencies that administer these government research programs will continue to decide to scale back these programs or terminate them due to their own budgetary constraints, as they have recently been doing. Additionally, these grants and research contracts are subject to adjustment based upon the results of periodic audits performed on behalf of the granting authority. Consequently, the government may not award grants or research contracts to us in the future, and any amounts that we derive from existing awards may be less than those received to date. In those circumstances, we would need to provide funding on our own, obtain other funding, or scale back or terminate the affected program. In particular, we cannot assure you that any currently-contemplated or future efforts to obtain funding for our product candidate programs through government grants or contracts will be successful, or that any such arrangements which we do conclude will supply us with sufficient funds to complete our development programs without providing additional funding on our own or obtaining other funding.

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

At May 9, 2011, we had 75,418,430 shares of common stock outstanding 6,511,162 additional shares reserved for the exercise of outstanding options and restricted stock units and 4,739,106 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plans.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of March 31, 2011, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 11% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

At May 9, 2011, we had 75,418,430 shares of common stock outstanding, 6,511,162 additional shares reserved for the exercise of outstanding options and restricted stock units and 4,739,106 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plan.

ITEM 6.	EXHIBITS

10.1	Sixth Amendment Extension Agreement, dated February 11, 2011, between Immunomedics, Inc. and WU/LH 300 American L.L.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

May 10, 2011	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2011	By:	/s/ Gerard G. Gorman
Gerard G. Gorman
Senior Vice President, Finance and Business
Development, and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Sixth Amendment Extension Agreement, dated February 11, 2011, between Immunomedics, Inc. and WU/LH 300 American L.L.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.