Form 10-K
period 2011-06-30
IMMUNOMEDICS INC
filed 2011-08-24
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011.

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

Large Accelerated Filer  ☐    Accelerated Filer  ☑    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of December 31, 2010 was $270,000,000. The number of shares of the registrant’s common stock outstanding as of August 23, 2011 was 75,469,911.

Documents Incorporated by Reference:

Certain information required in Part III of this Annual Report on Form 10-K will be set forth in, and incorporated from the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2011.

PART I

Item 1.	Business

Introduction

Immunomedics is a New Jersey-based biopharmaceutical company primarily focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We have also been one of the first companies to test antibody combinations as a possibly improved method of cancer therapy, and as a result have also embarked on the development of bispecific (bifunctional) monoclonal antibodies targeting two distinct antigens on the same cancer cells.

We have exclusively licensed our product candidate, epratuzumab, to UCB S.A., or UCB, for the treatment of all autoimmune disease indications worldwide. Epratuzumab’s most advanced clinical testing is for the treatment of systemic lupus erythematosus, or SLE (lupus), and in non-Hodgkin’s lymphoma, or NHL. At present, there is no cure for lupus and no new lupus drug had been approved in the U.S. in over 50 years until the recent approval of belimumab. We have retained rights to epratuzumab in oncology indications, subject to UCB’s buy-in option, and are advancing trials in lymphoma and in childhood acute lymphoblastic leukemia, or ALL, in cooperation with study groups in the U.S. and Europe. In addition, we have exclusively licensed our product candidate, veltuzumab, in the subcutaneous formulation, to Nycomed GmbH, or Nycomed, for the treatment of all non-cancer indications worldwide. We have retained the rights to develop, manufacture and commercialize veltuzumab in the field of oncology.

During the last fiscal year, we have completed a clinical trial evaluating milatuzumab, our anti-CD74 antibody, as a therapy for patients with multiple myeloma, or MM, and we have initiated a National Cancer Institute or NCI grant-supported study combining unlabeled veltuzumab with yttrium-90, or Y-90 labeled epratuzumab tetraxetan in patients with diffuse large B-cell lymphoma, the aggressive form of NHL. We are also conducting a Phase Ib/II clinical trial of Y-90 clivatuzumab tetraxetan (hPAM4) combined with gemcitabine for treating patients with newly diagnosed advanced pancreatic cancer and a dose-escalation study of, milatuzumab, conjugated with the potent chemotherapeutic, doxorubicin, in patients with MM. Milatuzumab-doxorubicin is the first product candidate from our antibody-drug conjugate, or ADC, program to have entered into human testing. In addition, milatuzumab, as a single unconjugated antibody, is being evaluated as a therapy for patients with chronic lymphocytic leukemia, or CLL, and in combination with veltuzumab in NHL patients. In the first half of fiscal 2012, we plan to begin a new study examining the safety and tolerability of our second ADC, labetuzumab-SN-38, in patients with colorectal cancer.

Our foremost clinical goals for fiscal year 2012 are the following:

1.	Complete Phase Ib/II trial of Y-90 clivatuzumab tetraxetan + gemcitabine in advanced, inoperable, untreated pancreatic cancer;

2.	Complete protocol design for 2 Phase III registration trials of Y-90 clivatuzumab tetraxetan + gemcitabine in patients with pancreatic cancer for a planned trial launch in the second half of fiscal year 2012;

3.	Continue Phase I trial of doxorubicin-milatuzumab in MM patients;

4.	Enroll patients with colorectal cancer into the Phase I trial of labetuzumab-SN-38, and launch a Phase III registration trial of veltuzumab in NHL if funding can be secured.

We also have a majority ownership in IBC Pharmaceuticals, Inc., or IBC, which is developing a novel Dock-and-Lock methodology, or DNL, with us for making fusion proteins and multifunctional antibodies, as well as a new method of delivering imaging and therapeutic agents selectively to disease, especially different solid cancers (colorectal, lung, pancreas, breast, etc.), by proprietary, antibody-based, pretargeting methods. The first DNL product to enter the clinic was TF2, which is in two early Phase I studies in patients with colorectal cancer.

We believe that our portfolio of intellectual property, which includes approximately 179 patents active in the United States and more than 400 other patents issued worldwide, protects our product candidates and technologies.

Therapeutic Product Candidates

We currently have antibody product candidates in clinical development targeting B-cell NHL, other B-cell mediated diseases, and various solid tumors. All of our therapeutic product candidates are “humanized” antibodies, which means that the portion of the antibody that is derived from mouse (murine) DNA sequences is generally less than 10%.

We believe that each of our antibodies has therapeutic potential either when administered as a naked antibody or when conjugated with therapeutic radioisotopes (radiolabeled), chemotherapeutics, cytokines or other toxins to create unique and potentially more effective treatment options. The attachment of various compounds to antibodies is intended to allow the delivery of these therapeutic agents to tumor sites with better specificity than conventional radiation therapy or chemotherapy approaches. This treatment method is designed to reduce the total exposure of the patient to the therapeutic agents, which ideally minimizes debilitating side effects. We are currently focusing our efforts on unlabeled, or “naked” antibodies and antibodies conjugated with drugs, cytokines, or toxins, and on the use of radioisotopes, such as Y-90, and Iodine-131, sometimes referred to as I-131.

We also have a number of other product candidates that target solid tumors and hematologic malignancies, as well as other diseases, in various stages of pre-clinical development, although it is too early to assess which of these, if any, will merit further evaluation in clinical trials. In an effort to permit an effective use of our resources, our clinical development focus has been reduced to six different antibodies in a limited number of indications.

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

In December 2010, UCB initiated two Phase III clinical trials in SLE. This autoimmune disease is chronic and potentially fatal, with a variable and unpredictable course. It can affect any part of the body, but most often harms the heart, joints, skin, lungs, blood vessels, liver, kidneys and nervous system, and is characterized by periods of flares, or exacerbations, interspersed with periods of improvement or remission. Although the exact function of CD22 is not fully understood, it is known to be involved in B-cell development, function and survival. B cells are known to contribute to SLE symptoms by producing antibodies against the body’s own tissues, causing the body’s immune system to turn on itself, attacking cells and tissue, and resulting in inflammation and tissue damage.

The two pivotal trials are multi-center, placebo-controlled, randomized, double-blind studies designed to confirm the clinical efficacy and safety of epratuzumab in the treatment of patients with moderate to severe general SLE, in addition to continuing standard of care treatments. Each study will last a maximum of 54 weeks after first dose and will randomize 780 patients in the study, with approximately 130 planned investigational sites per study. Top-line results from these trials are expected in the first half of calendar 2014.

UCB launched these pivotal studies based on encouraging results from the Phase IIb study they completed in fiscal year 2010. A total of 227 lupus patients were randomized into this study, 30% with moderate disease activity and 70% with severe disease activity in multiple organ systems. Patients received 1 of 5 epratuzumab treatments or placebo. The primary endpoint of the Phase IIb study was to measure efficacy at week 12 post therapy based on a comprehensive composite clinical activity index emphasizing BILAG.

Overall, all epratuzumab treatment groups had higher responder rates than placebo, with the 600 mg weekly group and the 2,400 mg combined group reaching statistical significance. Moreover, difference in responder rates between the epratuzumab 600 mg weekly and 1,200 mg every other week groups and placebo were observed as early as week 8 after treatment, with further improvement at week 12.

Epratuzumab has received Fast Track Product designation from the U.S. Food and Drug Administration, or FDA, for the treatment of patients with moderate or severe SLE.

Yttrium-90 Clivatuzumab Tetraxetan Program

Yttrium-90 clivatuzumab tetraxetan, or hPAM4 labeled with Y-90, is our therapeutic product candidate for patients with pancreatic cancer. It is a humanized monoclonal antibody that recognizes a protein called mucin, which is highly specific for pancreatic cancer. Preclinical studies in mice with transplanted human pancreatic cancer demonstrated that the antibody labeled with Y-90 has activity by itself, as well as in combination with gemcitabine, a radiosensitizing chemotherapeutic that is commonly used to treat patients with this disease. A Phase I dose-escalation (single dose), multi-center, trial of Y-90-clivatuzumab tetraxetan given alone in relapsed, advanced pancreatic cancer patients has been published in the June 2011 issue of Clinical Cancer Research.

Our current study is a Phase Ib/II, open-label, dose escalation trial of yttrium-90 clivatuzumab tetraxetan administered as fractionated, multi-doses, in combination with gemcitabine as frontline therapy for patients with Stage III or Stage IV pancreatic cancer. We have recently amended the protocol to allow greater flexibility for repeated dosing cycles.

Results from the initial cohort of 42 patients treated with low-dose gemcitabine at 200 mg/m2 were reported as an oral presentation at the June 2011 Society of Nuclear Medicine (SNM) annual meeting. In previous clinical studies, gemcitabine at such low doses were tolerated and active when given with external radiation therapy.

Of the 42 patients enrolled into this open-label study, 38 (5 Stage III and 33 Stage IV) received at least one cycle of treatments with clivatuzumab and gemcitabine. Overall, the disease control rate, which includes complete response (CR), partial response (PR) and stable disease (SD), by CT-based RECIST criteria, was 58%, including 6 patients (16%) with PR and 16 patients (42%) with SD as best response. One patient had SD after first treatment cycle that converted to a PR after receiving a second treatment cycle; but otherwise, the best responses all occurred following the first treatment cycle. These results indicate that there is evidence of anti-tumor activity with this combination therapy.

In terms of survival benefits, the 38 treated patients have a median overall survival (OS) of 7.7 months with 58% (22/38) having survived for at least 6 months and 26% (10/38) for 1 year or more. Five patients remain alive 15 to 25 months from their start of treatment. Higher Y-90 doses appear to improve survival, where 22 patients treated at the two highest dose levels (12.0 to 15.0 mCi/m2 x 3) had a median OS of 8.0 months, with 3 patients still alive at 21 to 25 months.

Assessing the impact of retreatment, the 13 retreated patients had a median OS of 11.8 months compared to 5.4 months for the 25 patients who did not receive more than one treatment cycle.

Yttrium-90 clivatuzumab tetraxetan has Orphan Drug status in both the U.S. and the European Union, and fast-track status in the U.S. for the treatment of pancreatic cancer.

CD20 Program: Veltuzumab

Similar to CD22, CD20 is an antigen that is expressed on B-lymphocytes. Constructed using the same donor frameworks as epratuzumab, veltuzumab is an anti-CD20 monoclonal antibody having 90-95% human antibody sequences. Current biological therapy with monoclonal antibodies for NHL includes rituximab ($6.5 billion world-wide sales in 2010 of which 85% were from oncology), a chimeric antibody comprised of one-third mouse and two-thirds human protein that binds to the CD20 antigen.

We have licensed veltuzumab to Nycomed, who is responsible for all costs associated with current and future clinical development, manufacturing and commercialization of veltuzumab, in the subcutaneous formulation, for all non-cancer indications worldwide. Under the terms of the Nycomed Agreement, we retain the right to develop veltuzumab in the field of oncology and have the right to co-promote veltuzumab for the immune thrombocytopenia purpura, or ITP, indication in the United States. In July 2011, Nycomed initiated its first study of veltuzumab in patients with rheumatoid arthritis, or RA. In June, 2011, we received a third milestone payment from Nycomed related to the clinical development of veltuzumab in patients with RA.

The RA study is a Phase 2 multi-center, double-blind 4-arm trial aimed at comparing three different dose levels of veltuzumab to placebo. Three hundred patients with moderate to severe RA will be randomized to receive 4 weekly subcutaneous injections of veltuzumab at 80, 160 or 320 mg or placebo. Primary endpoint is efficacy, safety and tolerability of veltuzumab at week 24, with durability of the clinical response and safety of veltuzumab at week 48 as the secondary endpoint

We have also completed an open-label, multi-center, Phase I/II trial using the subcutaneous formulation of veltuzumab in NHL and CLL. The results in NHL have been published in the April 2011 issue of Haematologica. We are evaluating plans to initiate a Phase III registration trial for veltuzumab in NHL. Additional funding will be needed before we can proceed with this plan. However, we are continuing the study in CLL after amending it with a different dosing schedule.

CD74 Program: Milatuzumab

CD74 is a transmembrane protein that is highly expressed in MM and other B-cell lymphomas and leukemias, and in certain solid tumors. It actively directs transport from the cell surface to an endosomal compartment and, as such, is a unique target for antibody-drug conjugate therapy. Also, recent evidence supports a role for CD74 as a signaling molecule in B-cell lymphoma survival. We have observed high expression of CD74 in human NHL, CLL and MM clinical specimens and cell lines, and have developed milatuzumab, a naked humanized antibody targeting the CD74 antigen, using the same constant regions of the heavy and light chains as epratuzumab, for the therapy of MM, NHL and CLL.

For CLL, an early phase clinical trial evaluating milatuzumab as a single agent is continuing patient accrual, and in NHL milatuzumab is being administered in combination with veltuzumab in an investigator-sponsored study.

In MM, we are advancing the doxorubicin conjugate to take advantage of the rapid internalization property of milatuzumab when bound to CD74. A Phase I clinical trial of this drug conjugate is currently enrolling patients with advanced MM at several study sites. The protocol has been amended to allow for adjusted doses and multiple treatment cycles after hematologic toxicity was encountered at initial dose levels.

Antibody-targeted selective delivery of anticancer drugs against antigens expressed on cancer cells can potentially improve the therapeutic index of anticancer drugs. This product candidate is the Company’s first antibody-drug conjugate to have been entered into human studies.

Yttrium-90 Epratuzumab Tetraxetan Program

Yttrium-90 epratuzumab tetraxetan is our radiolabeled CD22 antibody product candidate for patients with NHL. Radioimmunotherapy, or RAIT, combines the targeting power of monoclonal antibodies with the cell-damaging ability of localized radiation. When infused into a patient, these radiation-carrying antibodies circulate in the body until they locate and bind to the surface of specific cells, and then deliver their cytotoxic radiation more directly to the cells. This therapy mainly selects cancer cells, may have fewer side effects than chemotherapy, and may be administered on an outpatient basis in the U.S.

A multi-center Phase I/II study evaluating fractionated dosing of Y-90 epratuzumab tetraxetan (two or three weekly infusions of Y-90 epratuzumab tetraxetan) in 64 adult patients with relapsed/refractory NHL was published in the August 2010 Journal of Clinical Oncology.

The radiolabeled antibody is currently being investigated in a Phase I/II clinical trial for the therapy of patients with aggressive NHL in combination with veltuzumab. This trial, expected to enroll up to 70 patients, is supported by the NCI, Small Business Innovation Research, or SBIR, grant program.

Labetuzumab-SN-38 Program

Labetuzumab is our proprietary humanized antibody that targets the antigen known as carcinoembryonic antigen, or CEA. The CEA antigen is abundant at the site of virtually all cancers of the colon and rectum, and is associated with many other solid tumors, such as breast and lung cancers. We have conjugated the antibody with SN-38, the active metabolite of irinotecan, a FDA approved drug for metastatic colorectal cancer treatment. Although SN-38 is about 3 orders of magnitude more potent than irinotecan, it cannot be given directly to patients because of its toxicity and poor solubility. By linking SN-38 to labetuzumab, the potent cancer drug can be delivered selectively to tumors, thereby increasing the amount reaching the tumors and minimizing damage to normal tissues and organs.

A Phase I trial to investigate the safety of labetuzumab-SN-38 in patients with colorectal cancer is anticipated to begin patient accrual at the Memorial Sloan-Kettering Cancer Center in the first half of fiscal year 2012.

Diagnostic Imaging Products

We have continued to transition our focus away from the development and commercialization of new diagnostic imaging products in order to accelerate the development of our therapeutic product candidates, although we continue to manufacture and commercialize LeukoScan® in territories where regulatory approvals have previously been granted. LeukoScan is indicated for diagnostic imaging to determine the location and extent of infection/inflammation in bone in patients with suspected osteomyelitis, including patients with diabetic foot ulcers.

Research and Development Programs

We have historically invested heavily in our research and development programs, spending approximately $25.4 million for these programs during fiscal year ended June 30, 2011, $19.9 million for fiscal year ended June 30, 2010 and $21.5 million during fiscal year ended June 30, 2009. The expense increase during the 2011 fiscal year resulted primarily from the decrease of research and development expense reimbursement, higher spending for clinical trials and higher patent-related expenses. The expense reduction during the 2010 fiscal year resulted primarily from the increased level of expense reimbursement received during the year and lower patent-related expenses, partially offset by increased purchases of materials and supplies, higher spending for clinical trials as well as increased salaries and employee benefits. The above discussion is a brief summary of our principal research and development programs as of August 15, 2011.

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

TF2 is currently in two investigator-sponsored studies in the U.S. and Europe for pretargeted imaging and radioimmunotherapy of colorectal cancer. We plan to initiate our own study of TF2 in patients with metastatic colorectal cancer. Patient enrollment into the Phase I trial is expected to begin in the first half of fiscal year 2012.

Our preclinical experience with TF2 pretargeted radiation therapy was encouraging. In animals bearing CEA-expressing human colonic tumors, pretargeted therapy with TF2 and a small peptide extended median survival from 13 days in untreated animals to 65 days in one model, representing a 5-fold increase in survival, and from 25 days to 48 days in another model, an almost 2-fold increase in survival. Bone marrow and kidney toxicities were temporary and mild with body weight remaining greater than 93% of baseline in all animals.

The ultimate goal of IBC is to offer cancer patients a more individualized treatment by combining improved molecular imaging with targeted therapy. Demonstrated tumors localization in imaging studies may predict a more appropriate group of patients that would respond to the subsequent therapy.

Peptides

Since the pretargeting methods being developed with IBC are showing very high tumor/normal tissue ratios, we have been working on creating a new class of agents using both traditional gamma-emitting isotopes, such as technetium-99m (Tc-99m), and positron-emitting isotopes, such as fluorine-18 (F-18) and gallium-68 (Ga-68). In 2008, we developed a facile method for the radiolabeling of peptides with F-18, and published the results in the June 2009 issue of the Journal of Nuclear Medicine.

In the new labeling method F-18 was first allowed to react with aluminum in solution, which occurred instantaneously and in a quantitative manner to form an aluminum-F-18 complex. The complex was then bound or chelated to a chemical group attached to a peptide. By manipulating the chemical structure of the group that the aluminum-F-18 complex attaches to in the peptide, we were able to improve the yield of the reaction to 87%. The entire process is rapid, requiring only 5 minutes. This is the first method of binding F-18 to peptides via an aluminum conjugate.

The method has since been successfully applied to a bispecific antibody pretargeting study in animals injected with human colonic cancer. Moreover, F-18 labeled peptides were shown to be stable enough to produce exceptional PET images of receptor-expressing tumors in animals by labeling of specific peptides binding such receptors. Our goal is to improve the labeling process to the point where we will be capable of radiolabeling peptides and proteins at clinical-scale using single-vial kits, then license the platform technology to companies on a product-by-product basis.

To that end, we have improved the labeling method such that commercial F-18 in saline solution can be used and the labeling of temperature-sensitive and insensitive peptides or proteins, including antibodies, were achieved. More importantly, as reported by our scientists at the June 2011 annual meeting of SNM, the entire process, which can be validated with USP F-18 in saline, takes approximately 30 minutes and may be reduced to 20 minutes with automation.

In related work, similar synthetic methods have also been used to prepare peptides that can be radiolabeled with Tc-99m, Ga-68, Indium-111, Lutetium-177, and Yttrium-90, which are being applied to the bispecific pretargeting technology that is being developed through IBC.

Dock-and-Lock Platform Technology

Together with IBC, we have developed a platform technology, called the Dock-and-Lock technology, or DNL, which has the potential for making a considerable number of bioactive molecules of increasing complexity. DNL utilizes the natural interaction between two human proteins, cyclic AMP-dependent protein kinase, or PKA, and A-kinase anchoring proteins, or AKAPs. The region that is involved in such interaction for PKA is called the dimerization and docking domain, or DDD, which always is produced in pairs. Its binding partner in AKAPs is the anchoring domain, or AD. When mixed together, DDD and AD will bind with each other spontaneously to form a binary complex, a process termed docking. Once “docked,” certain amino acid residues incorporated into DDD and AD will react with each other to “lock” them into a stably-tethered structure. The outcome of the DNL method is the exclusive generation of a stable complex, in a quantitative manner that retains the full biological activities of its individual components. Diverse drugs, chemical polymers, proteins, peptides, and nucleic acids are among suitable components that can be linked to either DDD or AD. Since DDD always appears in pairs, any component that is linked to DDD will have two copies present in the final products. A description of the DNL platform technology was published in the September 15, 2007, Supplement issue of Clinical Cancer Research.

The DNL method judiciously combines conjugation chemistry and genetic engineering to enable the creation of novel human therapeutics, and the potential construction of improved recombinant products over those currently on the market. Novel DNL-derived agents that we have created include PEGylated and antibody-conjugated cytokines, mono- and bispecific multi-valent antibodies, ribonuclease-based immunotoxins, protein complexes for the delivery of small interfering ribonucleic acids and dendrimer-based nanoparticles that are targetable with antibodies.

As with all candidate therapeutic molecules developed by IBC or Immunomedics, the safety and potential efficacy cannot be predicted until sufficient trials in humans have been conducted.

Patents and Proprietary Rights

Our Patents

We have accumulated a sizeable portfolio of patents and patent applications in the course of our research, which we believe constitutes a very valuable business asset. The major patents relate primarily to our therapeutic product candidates as well as our technologies and other discoveries for which no product candidate has yet been identified. As of August 23, 2011, our portfolio included 179 active U.S. patents. In addition, as of such date the portfolio included more than 400 issued foreign patents, with a number of U.S. and foreign patent applications pending.

The chart below highlights our material patents and product groups as of June 30, 2011, the major jurisdictions and relevant expiration periods.

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

•

Center for Molecular Medicine and Immunology, or CMMI—We have entered into a license agreement with CMMI in December 2004, whereby we have licensed certain rights with respect to patents and patent applications owned by CMMI. Dr. Goldenberg, our Chief Medical Officer, Chief Scientific Officer and Chairman of our Board of Directors, is the founder, President and member of the Board of Trustees of CMMI. No license or milestone payments are required under this agreement. Under the license agreement, which expires at the expiration of the last of the licensed patents in 2023, CMMI will receive future royalty payments in the low single digits based on a percentage of sales of products that are derived from the CMMI patents. Under the license agreement we are able to decide which patent related expenses we will support. For the fiscal years ended June 30, 2011, 2010 and 2009, we have made payments for CMMI legal expenses regarding patent-related matters of $61,000, $49,000 and $29,000, respectively; however any inventions made independently of us by CMMI are the property of CMMI.

Our Trademarks

The mark “IMMUNOMEDICS” is registered in the U.S. and nineteen foreign countries and a European Community Trademark has been granted. Our logo is also registered in the U.S. and in two foreign countries. The mark “IMMUSTRIP” is registered in the U.S. and Canada. The mark “LEUKOSCAN” is registered in the U.S. and nine foreign countries, and a European Community Trademark has been granted. In addition, we have applied for registration in the U.S. for several other trademarks for use on products now in development or testing, and for corresponding foreign and/or European Community Trademarks for certain of those marks. The marks “EPRATUCYN” and “VELTUCYN” have been allowed in the U.S., and International Trademark Registrations and Canadian applications which claim priority to the respective U.S. applications have been filed for “EPRATUCYN” and “VELTUCYN.” The International Registrations request registration in China, Japan and the European Union. Applications have been filed in the U.S. for “CLIVATUCYN” and “MILATUCYN.”

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

Strategic Partnering and Relationships

Nycomed GmbH

During fiscal year 2011, under the terms of the Nycomed Agreement, we received a milestone payment of $10.0 million from Nycomed related to the clinical development of veltuzumab in RA. The Nycomed Agreement also provides us with an option to co-promote veltuzumab for the treatment of ITP in the United States. We received two milestone payments of $5.0 million each during fiscal 2010, related to the clinical development of the ITP and RA indications. An initial cash payment of $40.0 million was received in fiscal 2009 upon the signing of the agreement.

Nycomed is a privately owned pharmaceutical company which agreed to be acquired by Takeda Pharmaceutical Company Limited. Nycomed provides medicines for hospitals, specialists and general practitioners, as well as over-the-counter medicines in selected markets. Nycomed stated that, as veltuzumab is the first anti-CD20 with a subcutaneous administration tested in clinical trials, it has the potential to contribute to an improved safety profile versus the currently intravenously administered anti-CD20s. The subcutaneous formulation of veltuzumab should avoid infusion-related side effects and increase patient and physician convenience. Nycomed believes that anti-CD20’s antibodies are considered to be one of the strongest growing segments within the RA market and offer additional market potential by extending into other autoimmune and inflammatory diseases.

UCB, S.A.

Under the terms of the UCB Agreement, UCB is solely responsible for the development, manufacturing and commercialization of epratuzumab for the treatment of all autoimmune indications and for the continuation of ongoing clinical trials in SLE. Initially, Immunomedics was responsible for supplying epratuzumab for the completion of clinical trials relating to SLE, the Sjogren’s Phase II Clinical Trial and the SLE Open Label Study as defined in the UCB Agreement. In August 2009, UCB relieved us of our remaining obligation to supply UCB with any further supplies. Therefore, during fiscal 2010 we recorded as revenue the remainder of the $31.1 million of deferred revenue from UCB.

Other Collaborations

On July 24, 2009, we entered into a partnership and cross-licensing agreement with Alexis Biotech Ltd., London, England, to jointly develop targeted vaccines against cancers that include melanoma and chronic lymphocytic leukemia, and infectious diseases, such as AIDS. The development will combine the DNL technology with the proprietary HLA-antibody targeting technology from Alexis Biotech. Under the terms of the agreement, there were no payments exchanged between parties. Both companies will share in the development costs and we will have first worldwide commercialization rights to products derived from the partnership. There are no near term material cash commitments as a result of this agreement.

On August 12, 2010, we entered into a license and collaboration agreement with GE Healthcare LTD. The collaboration agreement is for the evaluation of labeling techniques based on our patented F-18 peptide labeling method and is to determine whether our proprietary labeling technology meets with GE Healthcare’s application needs. The collaboration agreement provides for payments to Immunomedics for research services regarding novel diagnostic agents and labeling technologies and expense reimbursement for the project, for which we received $101,000. No additional payments are expected at present for services to be rendered unless specifically requested. This agreement will remain in force for a period of two years.

We conduct research on a number of our programs in collaboration with CMMI and its clinical unit, the Garden State Cancer Center. CMMI performs contracted pilot and pre-clinical trials in scientific areas of importance to us and also conducts basic research and pre-clinical evaluations in a number of areas of potential interest to us. Dr. David M. Goldenberg, our Chairman of the Board, Chief Scientific Officer and Chief Medical Officer, is the President and a Member of the Board of Trustees of CMMI.

The following table indicates the new research grant awards we received from the National Institute of Health (NIH) during the 2011 fiscal year.

Grant Project	Award Period	Total Grant Award
Use of milatuzumab in modulating graft vs. host disease	6/1/10 – 5/31/11	$191,143
Development of an interferon-alpha veltuzumab conjugate for CD20-targeted therapy	9/24/10 – 8/31/12	2,828,873

Total for NIH Grants approved in FY 2011		$3,020,016

We also collaborate with numerous other academic and research centers. Our academic collaborators have included such institutions as the Erasme University Hospital, Brussels, Belgium; University of Nijmegen, The Netherlands; Institut national de la sante et de la recherche medicale, or INSERM, Nantes, France; University Medical Center Göttingen, Germany; St. Bartholomew’s Hospital, London, England; New York Presbyterian Hospital – Weill Cornell Medical College; University of Ohio Cancer Center; M.D. Anderson Cancer Center; and Roswell Park Cancer Institute. We believe such academic research collaboration may identify new and improved products and techniques for diagnosing and treating various cancers and infectious diseases.

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

Third Party Reimbursement

In addition, in the U. S. and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payers such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

Competition

Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors such as the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies. A number of companies, including Biogen Idec, Roche, GlaxoSmithKline, Human Genome Sciences, Seattle Genetics, Merck Serono, Genmab, Amgen Inc., Bristol-Myers Squibb, Bayer Healthcare Pharmaceuticals, Pfizer, AstraZeneca and Eli Lilly are engaged in the development of therapeutic autoimmune and oncology products. For example, Human Genome Sciences and their corporate partner, GlaxoSmithKline recently received approval from the FDA for their human monoclonal antibody against B-lymphocyte stimulator or BlyS, for the therapy of patients with SLE. Many of these companies have significantly greater financial, technical and marketing resources than we do. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants. Our ability to compete successfully with other companies in the biopharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

Marketing, Sales and Distribution

At present we have only limited marketing and sale capabilities as we focus our efforts on developing our therapeutic product candidates. We will continue to manufacture and market LeukoScan® with our sales force and provide technical support directly to customers. We also have agreements with third parties to market LeukoScan® that provide customer support and distribution of the products.

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

Manufacturing

We operate a bioreactor facility at our Morris Plains, New Jersey location. This facility is used for the production of all of our therapeutic product candidates for clinical trials, and potentially for commercial quantities as well.

We manufacture LeukoScan® for commercial sale at our facility in Morris Plains, New Jersey. The Committee on Proprietary Medicinal Products of the European Commission approved the manufacturing facility and product manufacturing processes for LeukoScan in May 1998. We also perform antibody processing and purification of all our therapeutic product candidates at this facility. We have scaled-up our antibody purification and fragmentation manufacturing processes for our diagnostic imaging agents to permit us to produce commercial levels of product. In April 2005, we entered into an agreement with BAG GmbH, Lich, Germany for the final formulation, fill and lyophilization of Leukoscan®.

As part of the Nycomed Agreement we were obligated for the manufacture and sale to Nycomed of veltuzumab for a supply level indicated in the Nycomed Agreement at a price as defined in the Nycomed Agreement. In December 2009, we completed our obligations to supply Nycomed with veltuzumab. As part of the UCB Agreement we were responsible for the manufacture of epratuzumab for the completion of the ongoing clinical trials relating to SLE, and if requested by UCB (and within our production capacity), to manufacture and supply the initial commercial launch of epratuzumab for the treatment of SLE and for certain future clinical trials for another autoimmune disease indication, if necessary. In August 2009, UCB relieved us of our obligations to supply UCB with epratuzumab.

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

Employees

As of August 15, 2011, we employed 121 persons on a full-time basis, of whom 23 were in research and development departments, 17 of whom were engaged in clinical research and regulatory affairs, 56 of whom were engaged in operations and manufacturing and quality control, and 25 of whom were engaged in finance, administration, sales and marketing. Of these employees, 59 hold M.D., Ph.D. or other advanced degrees. We believe that while we have been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel continues to be intense and there can be no assurance that we will continue to be able to attract and retain the professionals we will need to grow our business. Our employees are not covered by a collective bargaining agreement and we believe that our relationship with our employees is excellent.

Corporate Information

We were incorporated in Delaware in 1982. Our principal offices are located at 300 American Road, Morris Plains, New Jersey 07950. Our telephone number is (973) 605-8200. In addition to our majority-owned subsidiary, IBC, we also have two foreign subsidiaries, Immunomedics B.V. in The Netherlands and Immunomedics GmbH in Darmstadt, Germany, to assist us in managing sales and marketing efforts and coordinating clinical trials in Europe. Our web address is www.immunomedics.com. We have not incorporated by reference into this Annual Report on Form 10-K the information on our website and you should not consider it to be a part of this document.

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

In addition, we make available on our website (i) the charters for the committees of the Board of Directors, including the Audit Committee, Compensation Committee and Governance and Nominating Committee, and (ii) the Company’s Code of Business Conduct (the Code of Conduct) governing its directors, officers and employees. Within the time period required by the SEC, we will post on our website any modifications to the Code of Conduct, as required by the Sarbanes-Oxley Act of 2002.

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

We have incurred significant operating losses since our formation in 1982. As of June 30, 2011, we had an accumulated deficit of approximately $217.9 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our existing licensing agreements with UCB and Nycomed. The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our business operations or related cash flows. For example, for the year ended June 30, 2010, we were profitable primarily because of the recognition during the period of all remaining $31.1 million of deferred revenue resulting from our 2006 agreement with UCB. Whereas, during the 2010 fiscal year, we used $7.1 million in cash to fund operations. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging products. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic products and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. We expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•

$40.0 million from Nycomed in fiscal 2009 to license the rights to develop, manufacture and commercialize veltuzumab for the treatment of all non-cancer indications, and $10.0 million in milestone payments in both fiscal years 2011 and 2010 under the terms of this agreement with Nycomed;

•	$38.0 million from UCB in fiscal 2006 to license the rights to develop, manufacture and commercialize epratuzumab for the treatment of all autoimmune disease indications;

•	approximately $259.0 million from the public and private sale of our debt and equity securities through June 30, 2011; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

Based on our expected cash utilization rate, we believe we have adequate cash to fund our operations and research and development programs through the next twelve months. We are also evaluating plans to initiate a Phase III registration trial of veltuzumab in non-Hodgkin’s lymphoma and a Phase III registration trial for clivatuzumab in pancreatic cancer. We will need to obtain additional funding in the event we decide to begin these trials.

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

There may be additional cash requirements for many reasons, including, but not limited to, changes in our research and development plans, the need for unexpected capital expenditures or costs associated with any acquisitions of other businesses and assets or technologies that we may choose to undertake. If we deplete our existing capital resources, we will be required to either obtain additional capital quickly, or else significantly reduce our operating expenses and capital expenditures, either of which could have a material adverse effect on us.

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

We have licensed the exclusive worldwide rights of two of our most advanced therapeutic compounds, veltuzumab (to Nycomed) and epratuzumab (to UCB). As a result, Nycomed and UCB are solely responsible, and we are depending upon them, for completing the clinical development of these compounds, obtaining all necessary regulatory approvals, and then commercializing and manufacturing the compounds for sale. If they do not fully perform their responsibilities under our agreements, or if the clinical trials to be conducted are not initiated, successful or are terminated by them for any other reason, our ability to commercialize these product candidates in the future, as well as other product candidates we have in development which are closely related to them, would be severely jeopardized. In such event, it is likely we would never receive any additional milestone payments or royalties that we are eligible to receive under our agreements with Nycomed and UCB, and our ability to fund the development and testing of our other product candidates would be adversely affected.

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

The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology and autoimmune disease products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Biogen Idec, Roche, GlaxoSmithKline, Human Genome Sciences, Seattle Genetics, Trubion Pharmaceuticals, Zymogenetics, Merck Serono, Genmab, Amgen Inc., Bristol-Myers Squibb, Bayer Healthcare Pharmaceuticals, Pfizer, AstraZeneca and Eli Lilly, are engaged in the development of therapeutic autoimmune and oncology products. For example, Human Genome Sciences and their corporate partner, GlaxoSmithKline recently received approval from the FDA for their human monoclonal antibody against B-lymphocyte stimulator or BlyS, for the therapy of patients with SLE. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology and autoimmune disease products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies.

We expect to face increasing competition from universities and other non-profit research organizations. These institutions carry out a significant amount of research and development in the field of antibody-based technologies and they are increasingly aware of the commercial value of their findings. As a result, they are demanding greater patent and other proprietary rights, as well as licensing and future royalty revenues.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman, Chief Scientific Officer and Chief Medical Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the fiscal year ended June 30, 2011, we have incurred $0.3 million of research expenses for activities conducted by CMMI on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have research collaborations with CMMI. Dr. Goldenberg is also a minority stockholder, director and officer of our majority-owned subsidiary, IBC. Dr, Goldenberg is the primary inventor of new intellectual property for Immunomedics and IBC and is largely responsible for allocating ownership between the two companies.

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

As a result of the above, we cannot assure you that our common stock will be listed on a national securities exchange, a national quotation service, the OTC Bulletin Board or the Pink Sheets; or if it is to be listed, whether or not there would be an interruption in the trading of our common stock. We believe that the listing of our stock on a recognized national trading market, such as the NASDAQ, is an important part of our business and strategy. Such a listing helps our stockholders by providing a readily available trading market with current quotations. Without that, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded it by other parties. In that regard, listing on a recognized national trading market will also affect the company’s ability to benefit from the use of its operations and expansion plans, including for use in licensing agreements, joint ventures, the development of strategic relationships and acquisitions, which are critical to our business and strategy and none of which is currently the subject of any agreement, arrangement or understanding, with respect to any future financing or strategic relationship it may undertake. The delisting from NASDAQ would result in negative publicity and would negatively impact our ability to raise capital in the future.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. Furthermore, the stock market and the market for stocks of relatively small biopharmaceutical companies like ours have from time to time experienced, and likely will again experience, significant price and volume fluctuations that are unrelated to actual operating performance.

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

At August 23, 2011, we had 75,469,911 shares of common stock outstanding 6,458,725 additional shares reserved for the exercise of outstanding options and restricted stock units and 4,733,293 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plans.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of June 30, 2011, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately

11% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

We believe that our limitation of officer and director liability assists us to attract and retain qualified employees and directors. However, in the event an officer, a director or the board of directors commits an act that may legally be indemnified under Delaware law, we will be responsible to pay for such officer(s) or director(s) legal defense and potentially any damages resulting therefrom. Furthermore, the limitation on director liability may reduce the likelihood of derivative litigation against directors and may discourage or deter stockholders from instituting litigation against directors for breach of their fiduciary duties, even though such an action, if successful, might benefit our stockholders and us. Given the difficult environment and potential for incurring liabilities currently facing directors of publicly-held corporations, we believe that director indemnification is in our and our stockholders’ best interests because it enhances our ability to attract and retain highly qualified directors and reduce a possible deterrent to entrepreneurial decision-making.

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

At August 23, 2011, we had 75,469,911 shares of common stock outstanding, 6,458,725 additional shares reserved for the exercise of outstanding options and restricted stock units and 4,733,293 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plan.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is located at 300 American Road, Morris Plains, New Jersey 07950, where we lease approximately 85,000 square feet of commercial office space. In June 2009, we amended the lease agreement to add an additional 11,000 square feet of commercial office space to lease the entire facility, which we took occupancy on April 1, 2011. On February 11, 2011, we extended the lease facility for an additional ten years, expiring in October 2031. The current base annual rate is $0.8 million, which is a fixed rate through October 2016 and increases thereafter every five years. Our manufacturing, regulatory, medical, research and development laboratories, and our finance, marketing and executive offices are currently located in this facility.

We have subleased approximately 1,400 square feet to CMMI for their operations. We operate a 7,500 square-foot, manufacturing facility within our Morris Plains headquarters, which consists of four independent antibody manufacturing suites, several support areas, and a quality control laboratory. See Item 1 Business, “Manufacturing.” In addition, our European subsidiary, Immunomedics GmbH, leases executive office space in Darmstadt, Germany.

Item 3.	Legal Proceedings

Former Investment Advisor/Broker—Auction Rate Securities Matter

On April 15, 2009, we initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against our former investment advisor/broker, Banc of America Investment Services, Inc. and Banc of America Securities, LLC. In the arbitration, we claim that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning auction rate securities, or ARS, inappropriately advising investment in ARS, and failing to supervise their employees. We continue to seek relief pursuant to the New Jersey Uniform Securities Law and the North Carolina Securities Act for the difference between the par value of our ARS and the amount we received when we sold the ARS on the secondary market, ($2.9 million). Also, we continue to seek consequential damages, punitive damages, and other relief. The FINRA arbitration hearing in this matter began in September 2010 and is scheduled to resume in September 2011.

Other than as set forth above, the Company’s management knows of no other material existing or pending legal proceedings or claims against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. To the Company’s knowledge, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than five percent (5%) of the Company’s securities, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

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

Market Price and Dividend Information

Our common stock is quoted on the NASDAQ Global Market under the symbol “IMMU.” The following table sets forth, for the last two fiscal years, the high and low sales prices for our common stock, as reported by the NASDAQ Global Market:

Fiscal Quarter Ended	High	Low
September 30, 2009	$7.16	$2.33
December 31, 2009	5.49	3.02
March 31, 2010	4.94	2.86
June 30, 2010	4.08	2.99

September 30, 2010	$3.36	$2.81
December 31, 2010	4.20	3.07
March 31, 2011	3.88	3.18
June 30, 2011	4.47	3.58

As of August 23, 2011, the closing sales price of our common stock on the NASDAQ Global Market was $3.55. As of August 23, 2011, there were approximately 517 stockholders of record of our common stock and, according to our estimates, approximately 14,996 beneficial owners of our common stock. We have not paid dividends on our common stock since inception and do not plan to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of June 30, 2011.

Plan Category	Number of securities to be issued upon vesting of restricted shares and exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	6,623,850	$4.81	4,578,293
Equity compensation plans not approved by security holders	—	—	—

Total	6,623,850	$4.81	4,578,293

(1)	Includes the Company’s 2002 Stock Option Plan and 2006 Stock Incentive Plan.

STOCK PERFORMANCE GRAPH

This graph is not “soliciting material,” and is not deemed filed with the SEC and not to be incorporated by reference in any filing by our Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Information used on the graph was obtained from the Center for Research in Security Prices at the University of Chicago, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	6/30/06	6/30/07	6/30/08	6/30/09	6/30/10	6/30/11
Immunomedics	100	157	81	96	117	154
NASDAQ Composite	100	119	104	85	99	132
NASDAQ Pharmaceutical	100	109	108	106	109	142

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 6.	Selected Financial Data

The following table sets forth our consolidated financial data as of and for each of the five fiscal years ended June 30, 2011. The selected consolidated financial data as of and for each of the five fiscal years ended June 30, 2011, has been derived from our audited consolidated financial statements. The audited consolidated financial statements for the years ended June 30, 2011, 2010 and 2009 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal year ended June 30,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Statements of Operations
Revenues	$14,709	$60,930	$30,021	$3,651	$8,506
Cost and expenses	33,732	26,997	27,538	26,689	24,207
Qualifying Therapeutic Discovery Project Program	2,889	—	—	—	—
Gain on sales and redemptions of auction rate securities	454	915	69	—	—
Impairment charge on auction rate securities	—	—	(2,350)	(2,950)	—
Interest income (expenses) and other income—net	520	789	1,175	2,268	(1,386)
Foreign currency transaction gain (loss)	26	130	(3)	121	35

(Loss) income before income tax benefit	(15,134)	35,767	1,374	(23,599)	(17,053)
Income tax (expense) benefit	(110)	1,229	900	690	397

Net (loss) income	(15,244)	36,996	2,274	(22,909)	(16,656)
Less net loss attributable to noncontrolling interest	(174)	—	—	—	—

Net (loss) income attributable to Immunomedics	$(15,070)	$36,996	$2,274	$(22,909)	$(16,556)

Net (loss) income per common share—basic	$(0.20)	$0.49	$0.03	$(0.31)	$(0.26)

Net (loss) income per common share—diluted	$(0.20)	$0.49	$0.03	$(0.31)	$(0.26)

Weighted average shares outstanding—basic	75,313	75,201	75,125	75,093	63,277

Weighted average shares outstanding—diluted	75,313	75,994	76,083	75,093	63,277

	As of June 30,
	2011	2010	2009	2008	2007
Balance Sheets
Cash, cash equivalents and current portion of auction rate securities	$27,098	$30,490	$27,391	$26,182	$46,233
Auction rate securities non-current (1)	—	8,222	17,458	—	—
Restricted securities	—	—	—	—	1,275
Total assets	34,325	46,122	53,281	34,731	60,198
Stockholders’ equity (deficit) (2)	$27,642	$40,719	$1,977	$(1,363)	$20,330

(1)	Auction rate securities that were not liquid as of the balance sheet date were classified as non-current assets beginning in December 2008. There were no auction rate securities as of June 30, 2011.
(2)	We have never paid cash dividends on our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report or Form 10-K or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report or Form 10-K or the date of the document incorporated by reference in this Annual Report or Form 10-K, as applicable. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by applicable law. All subsequent forward-looking statements attributable to the Company or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Overview

We are a biopharmaceutical company primarily focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled, or “naked,” form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins, in each case to create highly targeted agents. Using these technologies, we have built a broad pipeline of therapeutic product candidates that utilize several different mechanisms of action. We have also been one of the first companies to test antibody combinations as a possibly improved method of cancer therapy, and as a result have also embarked on the development of bispecific (bifunctional) monoclonal antibodies targeting two distinct antigens on the same cancer cells. We believe that our portfolio of intellectual property, which includes approximately 179 active patents in the U.S. and more than 400 other issued patents worldwide, protects our product candidates and technologies.

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

From inception in 1982 through June 30, 2011, we had an accumulated deficit of approximately $217.9 million. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature or source of which cannot be predicted), our losses will continue as we conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years.

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

•	the financial resources available to us during any particular period; and

•	many other factors associated with the commercial development of therapeutic products outside of our control. (See Risk Factors under Item 1A in this Annual Report on Form 10-K for other factors.)

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

Revenue Recognition

We have accounted for revenue arrangements that include multiple deliverables as a separate unit of accounting if: a) the delivered item has value to the customer on a standalone basis, b) there is objective and reliable evidence of the fair value of the undelivered items and c) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition. We have concluded that the License and Collaboration Agreement dated July 11, 2008, or the Nycomed Agreement, with Nycomed GmbH, and the Development, Collaboration and License Agreement dated May 9, 2006 with UCB, S.A., or the UCB Agreement, should be accounted for as a single unit of accounting. In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update ASU 2009-13—Multiple-Deliverable Revenue Arrangements, which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to the fair value with an allocation based on selling price. Effective July 1, 2010, we applied ASU 2009-13 to our revenue arrangements containing multiple deliverables that were entered into or which significantly modified existing arrangements, of which there were none. We will allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting. The adoption did not result in a material change in either the units of accounting or a change in the pattern or timing of revenue recognition since we have not entered into any new arrangements nor have we had significant modifications to our existing arrangements.

We amortized the $40.0 million payment received as part of the Nycomed Agreement over the expected obligation period, which was originally estimated to be December 2009. During the 2010 fiscal year, this amortization period was changed to March 2010, when all obligations under this agreement were completed.

We also concluded that the $38.0 million payment received from UCB should be amortized over the expected obligation period of the UCB Agreement. During the first quarter of the 2010 fiscal year, we were relieved by UCB of our remaining obligation to provide UCB with any further supplies. We, therefore, amortized the remainder of the upfront payment of $31.1 million received from UCB as revenue in the first quarter of the 2010 fiscal year.

In order to determine the revenue recognition for contingent milestones, we evaluate the contingent milestones using the criteria as provided by the Financial Accounting Standards Boards (FASB) guidance on the milestone method of revenue recognition at the inception of a collaboration agreement. The criteria requires that (i) we determine if the milestone is commensurate with either our performance to achieve the milestone or the enhancement of value resulting from our activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved. Royalties are recognized as earned in accordance with the terms of various research and collaboration agreements. During the 2011 and 2010 fiscal years, we recorded revenues in both years of $10.0 million for milestone payments under the terms of the Nycomed Agreement.

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

As a result of our assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, we determined that the estimated fair value did not approximate par value, although we continued to earn interest on our ARS at the maximum contractual rate. Utilizing a discounted cash flow model we determined that the change in the estimated fair value of our remaining investments in ARS for the year ended June 30 2009 resulted in other than temporary impairment charge of $2.4 million which was recorded as other expense in the Consolidated Statement of Operations. We recorded an unrealized gain on ARS of $0.2 million for the year ended June 30, 2010 which was recorded as part of the consolidated statement of comprehensive income. During the 2010 and 2009 fiscal years we used a discounted cash flow model to determine the estimated fair value of our investment in ARS. During the 2011 fiscal year we sold our remaining ARS.

The ARS that were held were AAA rated collateralized by student loans, guaranteed by the U.S. Government under the Federal Family Education Loan Program and backed by insurance companies. During the 2011, 2010 and 2009 fiscal years we sold the remaining ARS to brokers in a secondary market that resulted in realized gains of $0.5 million, $0.9 million and $0.1 million, respectively. We no longer have any investments in ARS.

Foreign Currency Risks

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at the period-end exchange rates, and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity and are included in the determination of comprehensive loss. Transaction gains and losses are included in the determination of net (loss) income.

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

The fair value of each option granted during the years ended June 30, 2011, 2010 and 2009 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the following table:

	Years ended June 30,
	2011	2010	2009
Expected dividend yield	0%	0%	0%
Expected option term (years)	5.42	5.78	5.31
Expected stock price volatility	88%	92%	92%
Risk-free interest rate	2.33% – 2.86%	2.77% – 3.32%	1.92% – 3.71%

The weighted average fair value at the date of grant for options granted during the years ended June 30, 2011, 2010 and 2009 were $2.53, $2.59 and $1.88 per share, respectively. We used historical data to estimate forfeitures. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

We have a total of 1,727,578 shares underlying non-vested options and restricted stock grants outstanding as of June 30, 2011. As of June 30, 2011 and 2010, there was $3.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.68 years. The weighted average remaining contractual terms of the exercisable shares is 3.09 years and 3.62 years as of June 30, 2011 and 2010, respectively.

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

Impairment of Assets

We review our long-lived assets for impairment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon our judgment of our ability to recover the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated. Based on our review, we believe there is no impairment at June 30, 2011.

Life Insurance Policies

The Company has various life insurance policies on Dr. Goldenberg, which are for the benefit of the Company. When the Company is the beneficiary of the policy, and there are no other contractual arrangements between the Company and Dr. Goldenberg, the Company recognizes the amount that could be realized under the insurance arrangement as an asset in the balance sheet.

Results of Operations

Fiscal Year 2011 compared to Fiscal Year 2010

Revenues for the fiscal year ended June 30, 2011 were $14.7 million as compared to $60.9 million for the fiscal year ended June 30, 2010, representing a decrease of $46.2 million or 76%. The current fiscal year does not reflect any license fee revenues from either the UCB Agreement or the Nycomed Agreement, which had amounted to $31.1 million and $14.5 million, respectively, for the 2010 fiscal year. In August 2009, we received notice from UCB relieving us of our responsibilities for the manufacturing of epratuzumab, the only remaining obligation under the UCB agreement, thus allowing us to record as revenue the full amount of the remaining deferred license fee revenue. In March 2010, we had completed amortization of the remaining upfront fees deferred under the Nycomed Agreement. During both the 2011 and 2010 fiscal years we recognized as revenue the receipt of $10.0 million for milestone payments under the terms of the Nycomed Agreement. Product sales for the year ended June 30, 2011 were $3.6 million, as compared to $3.1 million for the same period in 2010, representing an increase of $0.5 million or 16% due primarily to higher sales volume of LeukoScan in Europe over the previous year. Research and development revenues for the year ended June 30, 2011 were $1.0 million as compared to $2.1 million for the same period in 2010, a decrease of $1.1 million or 52% due to the timing and size of the grant programs in the current year.

Total operating expenses for the fiscal year ended June 30, 2011 were $33.7 million as compared to $27.0 million in the fiscal year ended June 30, 2010, representing an increase of $6.7 million or 25%. Research and development expenses for the fiscal year ended June 30, 2011 increased by $5.5 million, or 28%, to $25.4 million from $19.9 million in fiscal year ended June 30, 2010 due primarily to a $4.8 million decrease of research and development expense reimbursement, $0.9 million of higher spending for clinical trials, and $0.5 million for higher patent-related expenses, partially offset by reduced materials and lab supplies. Reimbursement of research and development expenses for the 2011 fiscal year declined to approximately $2.0 million compared to $6.8 million in fiscal 2010 and is expected to continue to decline subsequent to June 30, 2011. Cost of goods sold for fiscal year ended June 30, 2011 decreased by $0.6 million or 56% to $0.4 million from $1.0 million in fiscal year ended June 30, 2010. During the year-ended June 30, 2010, cost of goods sold increased $0.6 million as a result of the inventory reserve on certain of our Leukoscan® work-in-process inventories which were deemed to be unsaleable due to a third-party manufacturer’s process deviation that resulted in product that did not meet our quality control standards. Excluding the impact of an inventory reserve adjustment for work-in-process, gross profit margins were 89% for the year ended June 30, 2010 compared to 88% for the year ended June 30, 2011.

Sales and marketing expenses remained unchanged at $0.8 million for both the 2011 and 2010 fiscal years. General and administrative expenses for fiscal year 2011 increased by $1.8 million or 33% from $5.4 million in fiscal year 2010 to $7.1 million in fiscal year 2011. This increase is primarily attributable to increased legal expenses of $2.0 million pertaining primarily to the FINRA arbitration hearing related to our ARS and other legal matters, as well as increased employee related costs of $0.2 million. This was partially offset by the recognition in fiscal year 2010 of $0.7 million of additional incentive compensation to our Chairman in accordance with his employment agreement, resulting from our profitability for the 2010 fiscal year.

On October 29, 2010, we received notification from the Department of the Treasury that we had been awarded a total cash grant of approximately $2.9 million under the QTDP program administered under Section 48D of the Internal Revenue Code, of which approximately $2.5 million relates to qualifying expenses we had previously incurred during the 2010 fiscal year and the cash was received during the second quarter of fiscal 2011. The remainder of the grant of approximately $0.4 million was received during the first quarter of fiscal 2012 based on qualifying expenses we had incurred during the 2011 fiscal year. We recognized the full $2.9 million of the grant as of the date of notification since we had already incurred all of the qualifying expenses.

A gain of $0.5 million was reported for the year ended June 30, 2011 on the sales and redemptions of ARS with a carrying value of $9.0 million (par value of $11.0 million), as compared to a $0.9 million gain on the sale of ARS that had a carrying value of $9.0 million (par value of $11.3 million) for the same period in 2010. See discussion in Note 3 to the consolidated financial statements for more information on our investments in auction rate securities.

Interest and other income of $0.5 million for the year ended June 30, 2011 decreased by $0.3 million from $0.8 million for the same period in 2010. This decline was primarily the result of lower rates of return on investments and lower cash balances during the 2011 fiscal year. This decline for the 2011 fiscal year included the lower level of the amortization of the discount for the ARS of $0.1 million as compared to $0.5 million for the previous fiscal year.

For the 2010 fiscal year, we recorded a tax benefit of $1.0 million as a result of our sale of approximately $12.8 million of New Jersey state net operating losses or NOL’s. There were no comparable sales of NOL’s in fiscal 2011. For both the 2011 and 2010 fiscal years we recorded a Federal income tax provision of $0.1 million. The 2010 fiscal year provision was offset by a Federal tax refund received for the fiscal year 2007 alternative minimum tax paid, (as provided by the Federal Troubled Asset Relief Program). In addition, for the fiscal year 2010 we recorded a $0.2 million reduction of tax obligations of our foreign subsidiaries. For the 2011 fiscal year, we recorded a $50,000 tax provision for our foreign subsidiaries.

Net (loss) allocable to Immunomedics, Inc. common stockholders for fiscal year 2011 is $(15.1) million, or $(0.20) per share as compared to net income of $37.0 million, or $0.49 per share, in fiscal year 2010.

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

Total operating expenses for the fiscal year ended June 30, 2010 were $27.0 million as compared to $27.5 million in the fiscal year ended June 30, 2009, representing a decrease of $0.5 million or 2%. Research and development expenses for the fiscal year ended June 30, 2010 decreased by $1.6 million, or 7%, to $19.9 million from $21.5 million in fiscal year ended June 30, 2009 due primarily to $4.2 million of increased expense reimbursement from Nycomed (which did not continue at the same level in fiscal 2011) and $1.2 million of lower patent-related expenses, partially offset by $2.0 million of higher levels of materials, supplies and testing for Nycomed related production, $1.0 million of higher spending for clinical trials as well as $0.5 million from higher headcount and related salaries and employee benefits. Cost of goods sold for fiscal year ended June 30, 2010 increased by $0.7 million or 233% to $1.0 million from $0.3 million in fiscal year ended June 30, 2009. During the year-ended June 30, 2010, cost of goods sold increased $0.6 million as a result of the inventory reserve on certain of our Leukoscan® work-in-process inventories which were deemed to be unsaleable due to a third-party manufacturer’s process deviation that resulted in product that did not meet our quality control standards. Excluding the impact of the inventory reserve adjustment for work-in-process, the gross profit margins were 89% for the year-ended June 30, 2010 compared to 92% for the year ended June 30, 2009. The decline in the gross profit percentage in fiscal year 2010 was primarily due to lower sales volume and unfavorable currency impact.

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

A gain of $0.9 million was reported for the year ended June 30, 2010 on the sales and redemptions of ARS with a carrying value of $9.0 million (par value of $11.3 million), as compared to a $2.4 million temporary impairment charge on marketable securities associated with our investments in auction rate securities for the year ended June 30, 2009, partially offset by a $69,000 gain on the settlement of ARS. See discussion in Note 3 to the consolidated financial statements for more information on our investments in auction rate securities.

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

Net income allocable to Immunomedics, Inc. common stockholders for fiscal year 2010 is $37.0 million, or $0.49 per share as compared to $2.3 million, or $0.03 per share, in fiscal year 2009.

Research and Development Expenses

Research and development expenses for our product candidates in development were $25.4 million for the fiscal year ended June 30, 2011, $19.9 million for the fiscal year ended June 30, 2010 and $21.5 million for the fiscal year ended June 30, 2009. Research and development expenses increased by $5.5 million in fiscal year 2011, or 28%, as compared to fiscal 2010. Research and development expenses decreased by $1.6 million in fiscal 2010, or 7%, as compared to fiscal 2009.

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

	Years Ended June 30,
	2011	2010	2009
	(in thousands)
Research Costs	$6,166	$6,653	$6,067
Product Development Costs	19,203	13,201	15,418

Total	$25,369	$19,854	$21,485

Research Costs

Research costs decreased by $0.5 million or 7% for the year ended June 30, 2011 compared to 2010. Research costs increased by $0.6 million or 10% for the year ended June 30, 2010 compared to 2009. The changes in research costs primarily relate to the following:

Personnel costs were $2.7 million for both 2011 and 2010, with salary increases in 2011 offset by employee turnover. Personnel costs in 2010 were $2.7 million, an increase of $0.1 million or 3% as compared to 2009 due primarily to salary increases.

The use of outside research and testing services in 2011 was $0.2 million, a decrease of $0.3 million or 60% compared to 2010. This decrease was primarily the result of outside research and testing procedures that were unnecessary for 2011. The use of outside research and testing services in 2010 were $0.5 million, a decrease of $0.1 million or 17% compared to 2009. This decrease resulted from the level of spending for outside services that was not required from Federal grant program activities that were necessary in the previous year.

Lab supplies and chemical reagent costs were $0.7 million in both 2011 and in 2010. Lab supplies and chemical reagent costs were $0.7 million in 2010, an increase of $0.1 million or 17% from 2009. This increase was a result of the increased level of activities from the previous year.

Indirect administrative and support services that are allocated to research based on research spending levels decreased by $0.4 million or 29% to $1.0 million in fiscal year 2011, primarily resulting from the decline of research spending as compared to product development spending, resulting in a lower allocation percentage of general and administrative costs. Indirect administrative and support services that are allocated to research based on research spending levels increased by $0.3 million or 27% to $1.4 million in fiscal year 2010 as compared to 2009, primarily resulting from employee related costs.

Product Development Costs

Product development costs for the year ended June 30, 2011 in total increased by $6.0 million or 45% as compared to 2010. Product development costs for the year ended June 30, 2010 in total decreased by $2.2 million or 14% as compared to 2009. The changes in product development costs primarily relate to the following:

In 2011, 2010 and 2009 the Company has benefited from cost efficiencies realized on labor and overhead as a result of continued efforts on the development of veltuzumab for Nycomed, for which the Company has been reimbursed. In fiscal 2011 the level of reimbursement received from Nycomed declined $4.8 million from $6.8 million received in 2010 to $2.0 million received in 2011. For fiscal 2010 the Company received $4.2 million of reimbursed product manufacturing expenses higher than the $2.6 million that was received in the fiscal year 2009. The Company does not expect the reimbursement from Nycomed for 2012 to continue at the 2011 level.

Clinical trial expenses in fiscal year 2011 were $2.8 million, an increase of $0.9 million or 47% over 2010, a result of increased patient enrollment for clivatuzumab tetraxetan (hPAM4) and milatuzumab clinical trials. Clinical trial expenses in fiscal year 2010 were $1.9 million, an increase of $1.0 million or 111% over 2009, a result of the increased patient enrollment in clinical trials in 2010, primarily for the clivatuzumab tetraxetan (hPAM4) trials.

Personnel costs in 2011 were $6.2 million, an increase of $0.4 million or 7% as compared to 2010, primarily due to salary increases and higher staffing levels. Personnel costs in 2010 were $5.8 million, an increase of $0.4 million or 7% as compared to 2009, primarily due to salary increases and higher staffing levels.

Patent expenses for 2011 were $2.0 million, an increase of $0.5 million or 33% from 2010. This increase was the result of higher professional fees incurred for patent litigation defense. Patent expenses for 2010 were $1.5 million, a reduction of $1.2 million or 44% from 2009. This reduction was primarily due to the completion of patent related expenses for legal actions during the 2010 fiscal year, resulting in lower professional fees.

Lab supplies and chemical reagent costs were $2.0 million in 2011, a decrease of $0.5 million or 20% over 2010. This reduction was primarily the result of reduced levels of production of veltuzumab as requested by Nycomed, partially offset by higher levels of clinical trial participation. Lab supplies and chemical reagent costs were $2.5 million in 2010, an increase of $0.7 million or 39% over 2009. The increase in 2010 was primarily due to manufacturing development requirements for veltuzumab product as part of the Nycomed Agreement and increased requirements to higher levels of clinical trial participation.

Expenses for outside testing were $0.9 million in 2011, a decrease of $0.2 million or 18% from 2010. This decline was primarily the result of reduced testing involving Nycomed related production. Expenses for outside testing were $1.1 million in 2010, an increase of $0.6 million or 120% from 2009. This increase was the result of increased testing for process validations and product safety testing for Nycomed related manufacturing.

Indirect administrative and support services that are allocated to development based on development spending levels increased by $0.2 million or 8% to $2.7 million in fiscal year 2011, primarily resulting from increased product development spending, resulting in a higher allocation percentage of general and administrative costs. Indirect administrative and support services that are allocated to development based on development spending levels increased by $0.2 million or 9% to $2.5 million in fiscal year 2010, primarily resulting from employee related costs.

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

Liquidity and Capital Resources

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of debt and equity securities and revenues from licensing. There can be no assurance that Immunomedics will be able to raise the additional capital it will need to complete its pipeline of research and development programs, on commercially acceptable terms, if at all. If the Company were unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected.

Discussion of Cash Flows

Cash flows from operating activities. Net cash used in operating activities for the year ended June 30, 2011 was $11.9 million, compared to cash used in operations of $7.1 million for the year ended June 30, 2010. The increase in the current year’s cash flow used for operations is primarily the result of higher research and development expenses as a result of the reduced level of research and development expense reimbursements and increased legal and clinical trial expense levels.

For fiscal 2010, net cash used in operating activities was $7.1 million as compared to $21.3 million provided by operations for fiscal 2009. This decline in the cash flow provided by operations was primarily the result of the $40.0 million upfront payment from the signing of the Nycomed Agreement that occurred in fiscal year 2009 resulting in positive cash flow from operations that year. This decline is partially offset by the receipt of $10.0 million milestone payments earned from the Nycomed Agreement in fiscal 2010.

Cash flows from investing activities. Net cash provided by investing activities was $9.2 million for both the 2011 and 2010 fiscal years. In fiscal year 2011, $9.5 million was received from the sales of certain auction rate securities and $0.3 million was received from the proceeds of an insurance claim, which were partially offset by $0.6 million for capital expenditures. In fiscal year 2010, $9.9 million of proceeds were received from the sales and redemptions of certain auction rate securities, which were partially offset by $0.7 million of capital expenditures. In fiscal year 2009, proceeds of $0.7 million were received from the redemptions of certain auction rate securities, offset by $0.6 million of capital expenditures.

Cash flows from financing activities. Net cash provided by financing activities for the year ended June 30, 2011 was $0.2 million, resulting from the exercise of employee stock options. For fiscal year ended June 30, 2010, $26,000 was provided by financing activities, which was comprised of $0.2 million from the exercise of stock options, offset by the settlement of 47,000 employee stock options for $0.1 million.

At June 30, 2011, we had a working capital of $24.7 million, representing a decrease of $3.9 million from the $28.6 million working capital at June 30, 2010. This decline in working capital was caused by $11.9 million of cash used in operations offset in part by $8.2 million in proceeds received from the sale of non-current auction rate securities.

At June 30, 2010, we had a working capital of $28.6 million, representing an increase of $48.8 million from the $20.2 million working capital deficit at June 30, 2009. This increase in working capital in fiscal 2010 was primarily a result of the recognition in fiscal year 2010 of $45.7 million of deferred revenue from the UCB and Nycomed Agreements which were classified as current liabilities as of June 30, 2009 and the cash proceeds from the sales and redemptions of $9.9 million of auction rate securities during the 2010 fiscal year. Partially offsetting this increase in working capital was our use of cash in operations of $7.1 million during the year.

Our cash and cash equivalents of $27.1 million at June 30, 2011 represented a decrease of $2.4 million from $29.5 million at June 30, 2010. The decline for fiscal year 2011 was primarily attributable to our use of cash in operations, partially offset by the sales and redemptions of $9.9 million of certain ARS. Our cash and cash equivalents of $29.5 million at June 30, 2010 represented an increase of $2.1 million from $27.4 million at June 30, 2009. The increase for fiscal year 2010 was primarily attributable to the sales and redemptions of $9.9 million of certain ARS, partially offset by our use of cash in operations.

Other Liquidity Matters

We have $27.1 million of unrestricted cash and cash equivalents at June 30, 2011. Based on our expected cash utilization rate, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. During fiscal 2012, cash expenditures for our current research and development programs will be at a higher level than in fiscal year 2011 due to increased spending for research and development, lower reimbursement from Nycomed and increased clinical trial activities, while a number of new clinical studies are supported by the Company and our corporate partners, offset in part by lower legal and professional fees. We are also evaluating plans to initiate a Phase III registration trial of veltuzumab in non-Hodgkin’s lymphoma and a Phase III registration trial of clivatuzumab in pancreatic cancer. We will need to secure additional funding to advance veltuzumab and clivatuzumab into these Phase III trials.

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

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility and employment contracts in effect for our Chairman of the Board, Chief Medical Officer and Chief Scientific Officer and the President/Chief Executive Officer. We have identified and quantified the significant commitments in the following table for the fiscal years ending June 30:

	Payments Due by Period (in thousands)
Contractual Obligation	2012	2013	2014	2015	2016	Thereafter	Total
Operating Lease (1)	$771	$838	$838	$838	$838	$16,076	$20,199
Employment Contracts (2)	$1,234	1,234	1,234	675	675	—	5,052

TOTAL	$2,005	$2,072	$2,072	$1,513	$1,513	$16,076	$25,251

(1)	In February 2011, we renewed our operating lease for our Morris Plains, New Jersey facility for an additional term of 10 years expiring in October 2031 at a base annual rate of $0.8 million, which has a fixed rate through October 2015 and increases thereafter every five years. The lease amendments included an additional 11,000 square feet, enabling us to lease the entire facility.
(2)	Included are amounts due under employment contracts with David M. Goldenberg, our Chief Medical Officer and Chief Scientific Officer, through 2016 and Cynthia Sullivan, our President and Chief Executive Officer through 2014. The five-year employment contract with David M. Goldenberg was entered into effective July 1, 2011. This contract also included a minimum royalty agreement, a percentage of the consideration the Company receives from licensing agreements, sales of intellectual properties and disposition of undeveloped assets, as disclosed in the employment agreement. The amounts included above are only the minimum payments and do not include possible adjustments to existing salaries, additional incentive compensation or potential bonus payments as set forth in the employment contract.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU 2009-13—Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 amends Accounting Standards Codification, or ASC 605-25—Revenue Recognition—Multiple-Element Arrangements. The update replaces the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. ASU 2009-13 also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence, or VSOE if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. We prospectively adopted ASU 2009-13 on July 1, 2010. We will apply ASU 2009-13 to our revenue arrangements containing multiple deliverables that were entered into or significantly modified on or after July 1, 2010, of which there were none. We will allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting. The adoption did not result in a material change in either the units of accounting or a change in the pattern or timing of revenue recognition since we have not entered into any new arrangements nor have we had significant modifications to our existing arrangements.

In June 2011, the FASB issued ASU 2011-05, an amendment of the Codification Topic 220, Comprehensive Income, or ASU 2011-05. ASU 2011-05 increases the prominence of items reported in other comprehensive income and facilitates convergence of GAAP and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present: (i) each component of net income along with total net income; (ii) each component of other comprehensive income along with a total for other comprehensive income; and (iii) a total amount for comprehensive income. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 does not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, and the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. ASU 2011-05 does not affect how earnings per share is calculated or presented. ASU 2011-05 will be effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. The new guidance will be effective for us beginning July 1, 2012 and will have presentation changes only.

In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.

In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for us with the interim and annual reporting period beginning January 1, 2011, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for us with the interim and annual reporting period beginning January 1, 2012. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on our financial statements.

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

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments. One of our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. A one percent change (100 basis points) in interest rates on our investments would have impacted interest income by a nominal amount for the year ended June 30, 2011.

We also may be exposed to fluctuations in foreign currencies in regards to certain agreements with service providers relating to certain clinical trials that are in process. Depending on the strengthening or weakening of the U.S. dollar, realized and unrealized currency fluctuations could be significant.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Immunomedics, Inc.

We have audited the accompanying consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immunomedics, Inc. and subsidiaries at June 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Immunomedics, Inc.’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

August 24, 2011

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$27,097,610	$29,533,230
Auction rate securities – current	—	957,000
Accounts receivable, net of allowance for doubtful accounts of $32,000 and $52,000 at June 30, 2011 and 2010, respectively	736,980	428,574
Inventory	289,604	534,709
Other receivables	974,331	766,441
Prepaid expenses	514,388	449,809
Other current assets	644,705	329,928

Total current assets	30,257,618	32,999,691
Property and equipment, net	3,456,150	4,327,801
Auction rate securities – non-current	—	8,222,154
Value of life insurance policies	581,005	542,463
Other long-term assets	30,000	30,000

	$34,324,773	$46,122,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,548,318	$4,424,216

Total current liabilities	5,548,318	4,424,216
Other liabilities	1,134,492	979,278
Commitments and Contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2011 and 2010	—	—
Common stock, $.01 par value; authorized 110,000,000 shares; issued and outstanding 75,463,066 shares and 75,296,565 shares at June 30, 2011 and 2010, respectively	754,630	752,965
Capital contributed in excess of par	245,023,414	242,910,779
Treasury stock, at cost: 34,725 shares at June 30, 2011 and 2010	(458,370)	(458,370)
Accumulated deficit	(217,898,394)	(202,827,973)
Accumulated other comprehensive income	394,669	341,214

Total Immunomedics, Inc. stockholders’ equity	27,815,949	40,718,615

Noncontrolling interest in subsidiary	(173,986)	—

Total stockholders’ equity	27,641,963	40,718,615

	$34,324,773	$46,122,109

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

	Years ended June 30,
	2011	2010	2009
Revenues:
Product sales	$3,607,685	$3,146,497	$3,538,883
License fee and other revenues	10,126,550	55,685,385	25,509,000
Research and development	975,244	2,098,460	972,883

Total revenues	14,709,479	60,930,342	30,020,766

Costs and Expenses:
Costs of goods sold	419,352	960,222	283,612
Research and development	25,368,586	19,853,880	21,484,857
Sales and marketing	828,148	834,469	810,501
General and administrative	7,116,055	5,348,640	4,959,507

Total costs and expenses	33,732,141	26,997,211	27,538,477

Operating (loss) income	(19,022,662)	33,933,131	2,482,289

Qualifying Therapeutic Discovery Project Program	2,888,688	—	—
Gain on sales and redemptions of auction rate securities	454,428	915,611	69,174
Impairment charge on auction rate securities	—	—	(2,349,894)
Interest and other income	519,009	788,855	1,181,363
Interest expense	—	—	(6,500)
Foreign currency transaction gain (loss), net	26,010	129,744	(3,125)

(Loss) income before income tax (expense) benefit	(15,134,527)	35,767,341	1,373,307
Income tax (expense) benefit	(109,880)	1,228,885	900,386

Net (loss) income	(15,244,407)	36,996,226	2,273,693
Less net loss attributable to noncontrolling interest	(173,986)	—	—

Net (loss) income attributable to Immunomedics, Inc.	$(15,070,421)	$36,996,226	$2,273,693

(Loss) earnings per common share attributable to Immunomedics, Inc:
Basic	$(0.20)	$0.49	$0.03

Diluted	$(0.20)	$0.49	$0.03

Weighted average shares used to calculate (loss) earnings per common share:
Basic	75,313,349	75,200,866	75,125,067

Diluted	75,313,349	75,994,190	76,082,782

Comprehensive (loss) income:
Net (loss) income	$(15,244,407)	$36,996,226	$2,273,693
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	262,151	(297,324)	(120,739)
Unrealized (loss) gain on securities available for sale	(208,696)	208,696	—

Other comprehensive income (loss)	53,455	(88,628)	(120,739)

Comprehensive (loss) income	$(15,190,952)	$36,907,598	$2,152,954

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Immunomedics, Inc. Stockholders
	Common Stock		Capital Contributed in Excess of Par	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount
Balance, at June 30, 2008	75,107,164	$751,071	$239,891,558	$(458,370)	$(242,097,892)	$550,581	$—	$(1,363,052)
Exercise/(settlement) of stock options, net	4,000	40	(144,080)					(144,040)
Stock based compensation	26,667	267	1,330,412					1,330,679
Other comprehensive loss						(120,739)		(120,739)
Net income					2,273,693			2,273,693

Balance, at June 30, 2009	75,137,831	751,378	241,077,890	(458,370)	(239,824,199)	429,842	—	1,976,541
Exercise/(settlement) of stock options	65,688	656	24,960					25,616
Stock based compensation	93,046	931	1,807,929					1,808,860
Other comprehensive loss						(88,628)		(88,628)
Net income					36,996,226			36,996,226

Balance, at June 30, 2010	75,296,565	752,965	242,910,779	(458,370)	(202,827,973)	341,214	—	40,718,615
Exercise of stock options, net	92,460	925	242,604					243,529
Stock based compensation	74,041	740	1,870,031					1,870,771
Other comprehensive income						53,455		53,455
Net loss					(15,070,421)		(173,986)	(15,244,407)

Balance, at June 30, 2011	75,463,066	$754,630	$245,023,414	$(458,370)	$(217,898,394)	$394,669	$(173,986)	$27,641,963

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(15,244,407)	$36,996,226	$2,273,693
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	1,477,639	1,436,017	1,483,800
Receipt of proceeds from Nycomed Agreement	—	—	40,000,000
Amortization of deferred revenue	—	(45,685,385)	(25,460,000)
Impairment charge on marketable securities	—	—	2,349,894
Amortization of discounts of auction rate securities	(120,114)	(466,498)	(389,069)
Gain on sales/redemptions of auction rate securities	(454,428)	(915,611)	(69,174)
Gain on insurance claim for equipment failure	(279,010)	—	—
Credit for allowance for doubtful accounts	(20,007)	(81,242)	(58,751)
Inventory reserve	—	600,000	—
Non-cash stock based compensation	1,870,771	1,808,860	1,330,679
Other	262,151	(297,324)	(120,739)
Changes in operating assets and liabilities:
Accounts receivable	(288,399)	354,689	414,704
Inventories	245,105	(901,789)	237,044
Other receivables	(207,890)	362,394	(959,430)
Prepaid expenses	(64,579)	(73,875)	58,371
Other current assets	(314,777)	66,365	(353,663)
Accounts payable and accrued expenses	1,124,102	(322,070)	564,050
Other liabilities	155,214	106,578	106,577
Value of life insurance policies	(38,542)	(56,035)	(65,654)

Net cash (used in) provided by operating activities	(11,897,171)	(7,068,700)	21,342,332

Cash flows from investing activities:
Proceeds from sales and redemptions of auction rate securities	9,545,000	9,870,000	700,000
Additions to property and equipment	(605,988)	(684,464)	(639,984)
Proceeds from insurance claim for equipment failure	279,010	—	—

Net cash provided by investing activities	9,218,022	9,185,536	60,016

Cash flows from financing activities:
Exercise(settlement) of stock options, net	243,529	25,616	(144,040)

Net cash provided by (used in) financing activities	243,529	25,616	(144,040)

(Decrease) increase in cash and cash equivalents	(2,435,620)	2,142,452	21,258,308
Cash and cash equivalents at beginning of period	29,533,230	27,390,778	6,132,470

Cash and cash equivalents at end of period	$27,097,610	$29,533,230	$27,390,778

Supplemental information for the statement of cash flows:
Cash paid for interest	$—	$—	$6,500
Cash paid for income taxes	$441,531	$658,609	$391,200

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Overview

Immunomedics, Inc., a Delaware corporation (“Immunomedics” or the “Company”) is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. The Company has continued to transition its focus away from the development and commercialization of diagnostic imaging products in order to accelerate the development of its therapeutic product candidates, although the Company manufactures and commercializes its LeukoScan® product in territories where regulatory approvals have previously been granted in Europe, Canada and in certain other markets outside the U.S. LeukoScan is indicated for diagnostic imaging for determining the location and extent of infection/inflammation in bone in patients with suspected osteomyelitis, including patients with diabetic foot ulcers. The Company has two foreign subsidiaries, Immunomedics B.V. in the Netherlands and Immunomedics GmbH in Darmstadt, Germany, to assist the Company in managing sales efforts and coordinating clinical trials in Europe. In addition, included in the accompanying financial statements is the majority-owned U.S. subsidiary, IBC Pharmaceuticals, Inc. (“IBC”), which has been working since 1999 on the development of novel cancer radiotherapeutics using patented pre-targeting technologies with proprietary, bispecific antibodies.

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

As of June 30, 2011, the Company had cash and cash equivalents totaling $27.1 million. Based on the Company’s expected cash utilization rate, the Company believes it has sufficient funds to continue its operations and research and development programs for at least the next twelve months. During fiscal 2012, the Company expects that cash expenditures for its current research and development programs will be at a higher level than in fiscal year 2011 due to increased spending for research and development, lower reimbursement from Nycomed and increased clinical trial activities, while a number of new clinical studies are supported by the Company and its corporate partners, offset in part by lower legal and professional fees. The Company is evaluating plans to initiate a Phase III registration trial of veltuzumab in non-Hodgkin’s lymphoma and a Phase III registration trial of clivatuzumab in pancreatic cancer. The Company will need to secure additional funding to advance veltuzumab and clivatuzumab into these Phase III trials. The Company does not believe, as currently funded, it will have adequate cash on hand to complete its pipeline of research and development programs in accordance with its corporate strategy. Immunomedics is actively considering financing alternatives to fund these programs as market conditions permit, potentially through equity or debt financings and through collaborative agreements. The Company continues to evaluate various financing options to raise additional capital and to seek additional revenues from the licensing of its proprietary technologies.

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of debt and equity securities and revenues from licensing. There can be no assurance that Immunomedics will be able to raise the additional capital it will need to complete its R&D programs on commercially acceptable terms, if at all. If the Company were unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Immunomedics and its majority-owned subsidiaries. Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represent minority stockholders’ proportionate share of the equity (deficit) in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Foreign Currencies

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity in the Consolidated Balance Sheets and are included in the determination of comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity (Deficit). Transaction gains and losses are included in the determination of net (loss) income in the Consolidated Statements of Operations. As of June 30, 2011 and 2010, the cumulative unrealized foreign currency translation gain included in other comprehensive income was approximately $0.4 million and $0.1 million, respectively.

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

Concentration of Credit Risk

Cash, cash equivalents and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. Immunomedics periodically invests its cash in debt instruments of financial institutions and corporations with strong credit ratings. Immunomedics has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates.

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

Financial assets recorded on the consolidated balance sheets as of June 30, 2011 and 2010 are categorized based on the inputs to the valuation techniques as follows (in thousands):

•

Level 1—Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

•

Level 2—Financial assets whose value are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted price`s of instruments with similar attributes in active markets.

•

Level 3—Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

	Level 1	Level 2	Level 3	Total
June 30, 2011
Money Market Funds	$22,297	$—	$—	$22,297

Total	$22,297	$—	$—	$22,297

June 30, 2010
Money Market Funds	$25,262	$—	$—	$25,262
Auction Rate Securities	—	957	8,222	9,179

Total	$25,262	$957	$8,222	$34,441

The money market funds noted above are included in cash and cash equivalents in the consolidated balance sheets.

The following is a reconciliation of the beginning and ending balances of the financial assets categorized as Level 3 in the table above (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction Rate Securities
	Years Ended June 30,
	2011	2010
Balance at beginning of year	$8,222	$17,458
Total gains (realized or unrealized, net):
Included in earnings	454	1,382
Included in other comprehensive income	—	209
Settlements	—	(9,870)
Transfers out of Level 3	(8,676)	(957)

Balance at end of year	$—	$8,222

Change in unrealized gain relating to assets still held at the reporting date	$—	$209

Reimbursement of Research and Development Costs

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

Inventory

Inventory, which consists of the finished product and work in process of LeukoScan, is stated at the lower of average cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. An inventory reserve is recorded for finished product that is not deemed to be saleable, if necessary. During fiscal 2010, the Company performed and completed its standard quality control testing procedures for certain batches of LeukoScan work-in-process inventory (total value of $0.6 million). When the results of the quality control testing became available in April 2010, it was determined that due to a third-party manufacturer’s process deviation the product did not meet the Company’s quality control standards. The Company therefore established an inventory reserve for this specific work-in-process inventory, which was physically discarded by June 30, 2011. There were no inventory reserves recorded in fiscal year 2011.

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

Revenue Recognition

The Company has accounted for revenue arrangements that include multiple deliverables as a separate unit of accounting if: a) the delivered item has value to the customer on a standalone basis, b) there is objective and reliable evidence of the fair value of the undelivered items and c) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition. The Company has concluded that the License and Collaboration Agreement dated July 11, 2008, or the Nycomed Agreement, with Nycomed GmbH, and the Development, Collaboration and License Agreement dated May 9, 2006 with UCB, S.A., or the UCB Agreement, should be accounted for as a single unit of accounting. In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update ASU 2009-13 – Multiple-Deliverable Revenue Arrangements, which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to the fair value with an allocation based on selling price. Effective July 1, 2010, the Company applied ASU 2009-13 to its revenue arrangements containing multiple deliverables that were entered into or which significantly modified existing arrangements, of which there were none. The Company will allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or the Company’s estimate of selling price when fair value is not available for a given unit of accounting. The adoption did not result in a material change in either the units of accounting or a change in the pattern or timing of revenue recognition since the Company has not entered into any new arrangements nor has the Company had significant modifications to its existing arrangements.

The Company amortized the $40.0 million payment received as part of the Nycomed Agreement over the expected obligation period, which was originally estimated to be December 2009. During the 2010 fiscal year this amortization period was changed to March 2010, when all obligations under this agreement were completed.

The Company also concluded that the $38.0 million payment received from UCB should be amortized over the expected obligation period of the UCB Agreement, which was initially estimated to end in November 2009. During the first quarter of the 2010 fiscal year, the Company was relieved by UCB of its remaining obligation to supply UCB with any further supplies. The Company therefore amortized the remainder of the upfront payment of $31.1 million received from UCB as revenue in the first quarter of the 2010 fiscal year.

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

In order to determine the revenue recognition for contingent milestones, the Company evaluates the contingent milestones using the criteria as provided by the Financial Accounting Standards Boards (FASB) guidance on the milestone method of revenue recognition at the inception of a collaboration agreement. The criteria requires that (i) the Company determines if the milestone is commensurate with either its performance to achieve the milestone or the enhancement of value resulting from the Company’s activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved. Royalties are recognized as earned in accordance with the terms of various research and collaboration agreements. During the 2011 and the 2010 fiscal years, the Company recorded revenues for each year of $10.0 million for milestone payments under the terms of the Nycomed Agreement.

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

Benefits received resulting from the sale of the Company’s State of New Jersey net operating losses (“NOL”) in fiscal years 2010 and 2009 were recognized as a tax benefit when the NOL is approved for sale by the State of New Jersey. There were no sales of NOL in fiscal year 2011.

The Company does not have an accrual for uncertain tax positions as of June 30, 2011 or 2010. The U.S. Federal statute of limitation remains open for the fiscal years 2006 onward. State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return.

Net (Loss) Income Per Share Allocable to Common Stockholders

Basic net (loss) income per share is based upon the number of weighted average number of shares of common stock and vested restricted shares outstanding. Diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. During fiscal 2011, no potential shares of common stock were included in the calculation since their affect would be antidilutive due to the operating loss. Potential shares of common stock resulted from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock during the years ended June 30, 2010 and 2009, calculated under the treasury stock method.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income, net unrealized (losses) gains on securities available for sale and foreign currency translation adjustments and is presented in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

The fair value of each option granted during the years ended June 30, 2011, 2010 and 2009 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the following table:

	Years ended June 30,
	2011	2010	2009
Expected dividend yield	0%	0%	0%
Expected option term (years)	5.42	5.78	5.31
Expected stock price volatility	88%	92%	92%
Risk-free interest rate	2.33% – 2.86%	2.77% – 3.32%	1.92% – 3.71%

The weighted average fair value at the date of grant for options granted during the years ended June 30, 2011, 2010 and 2009 were $2.53, $2.59 and $1.88 per share, respectively. The Company uses historical data to estimate forfeitures. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company has 1,727,578 non-vested options and restricted stock shares outstanding. As of June 30, 2011, 2010 and 2009 there was $3.4 million, $3.4 million and $4.3 million, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.68 years. The weighted average of remaining contractual terms of the exercisable shares is 3.09 and 3.62 years as of June 30, 2011 and 2010, respectively.

Qualifying Therapeutic Discovery Project Program

On October 29, 2010, the Company was notified that it had been awarded a total cash grant of approximately $2.9 million under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code, of which approximately $2.5 million relates to qualifying expenses the Company had previously incurred during the 2010 fiscal year which was received during the second quarter of fiscal 2011. The remainder of the grant of approximately $0.4 million will be received during the first quarter of fiscal 2012 based on qualifying expenses the Company has incurred during the 2011 fiscal year. The Company recognized the full $2.9 million of the grant as of the date of notification since the Company has already incurred all of the qualifying expenses. Since this program is non-recurring in nature, the Company elected to classify this payment as other income in the Condensed Consolidated Statements of Operations for the year ended June 30, 2011.

Financial Instruments

The carrying amounts of cash and cash equivalents, other current assets and current liabilities approximate fair value due to the short-term maturity of these instruments. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB issued Accounting Standard Update, or ASU 2009-13 — Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 amends Accounting Standards Codification, or ASC 605-25 — Revenue Recognition — Multiple-Element Arrangements. The update replaces the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. ASU 2009-13 also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence, or VSOE if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The Company prospectively adopted ASU 2009-13 on July 1, 2010. The Company will apply ASU 2009-13 to its revenue arrangements containing multiple deliverables that were entered into or significantly modified on or after July 1, 2010, of which there were none. The Company will allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting. The adoption did not result in a material change in either the units of accounting or a change in the pattern or timing of revenue recognition since the Company has not entered into any new arrangements now has it had significant modifications to its existing agreements.

In June 2011, the FASB issued ASU 2011-05, an amendment of the Codification Topic 220, Comprehensive Income, or ASU 2011-05. ASU 2011-05 increases the prominence of items reported in other comprehensive income and facilitates convergence of GAAP and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present: (i) each component of net income along with total net income; (ii) each component of other comprehensive income along with a total for other comprehensive income; and (iii) a total amount for comprehensive income. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 does not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, and the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. ASU 2011-05 does not affect how earnings per share is calculated or presented. ASU 2011-05 will be effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. The new guidance will be effective for the Company beginning July 1, 2012 and will have presentation changes only.

In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.

In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2011, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2012. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company’s financial statements.

3. Auction Rate Securities

The Company’s securities, for which there is not the positive intent and ability to hold to maturity, are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are classified as a separate component of accumulated other comprehensive loss. Immunomedics considered all of its auction rate securities, or ARS to be available-for-sale. Immunomedics did not hold any ARS at June 30, 2011. ARS at June 30, 2010 consisted of the following as shown below (in thousands):

	Adjusted Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
June 30, 2010
Auction Rate Securities	$8,970	$209	$—	$9,179

	$8,970	$209	$—	$9,179

ARS are debt instruments that represent investments in pools of assets. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. ARS that were held had long-term scheduled maturities, ranging from 2032 to 2046, but with interest rates that were typically reset at pre-determined intervals, (every 28 days for the securities purchased by the Company), at which time the securities would typically be purchased or sold, creating a liquid market. When there was an active market for such investments, the reset rate for each instrument was an opportunity to accept the rates that reset or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. During fiscal 2008 the auctions failed and have not settled in an active market since that time.

As a result of the Company’s assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, the Company determined that the estimated fair value of the remaining ARS was less than par value, although the Company continued to earn interest on its ARS at the maximum contractual rate. The Company used a discounted cash flow model to determine the estimated fair value of its remaining non-current investment in ARS of $11.0 million as of June 30, 2010. Utilizing this discounted cash flow model and the value of the ARS sold subsequent to June 30, 2010, the Company determined that the change in the estimated fair value of its investments in ARS for the year ended June 30, 2010 resulted in an unrealized gain of $0.2 million which was reported in the Consolidated Statement of Comprehensive Income. Utilizing the same discounted cash flow model for the year ended June 30, 2009, the Company determined that the estimated fair value of its investments in ARS decreased and recorded an additional other than temporary impairment charge of $2.4 million to reduce the value of the ARS to their estimated fair value which was recorded as other expense in the Consolidated Statement of Operations.

The ARS held were AAA rated collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by insurance companies. There are no ARS held by the Company as of June 30, 2011.

During the years ended June 30, 2011, 2010 and 2009, the Company sold or redeemed the ARS for $9.5 million, $9.9 million and $0.7 million, respectively, to brokers in the secondary market, resulting in realized gains of $0.5 million, $0.9 million and $0.1 million, respectively.

4. Inventory

Inventory consisted of the following at June 30 (in thousands):

	2011	2010
Raw Materials	$70	$—
Work in process	—	1,112
Finished goods	220	23
Reserve for obsolescence	—	(600)

Total	$290	$535

5. Property and Equipment

Property and equipment consisted of the following at June 30 (in thousands):

	2011	2010
Machinery and equipment	$7,267	$7,023
Leasehold improvements	17,776	17,477
Furniture and fixtures	855	844
Computer equipment	1,769	1,717

	27,667	27,061
Accumulated depreciation and amortization	(24,211)	(22,733)

	$3,456	$4,328

Depreciation expense for the years ended June 30, 2011, 2010 and 2009 was $1.5 million, $1.4 million and $1.5 million, respectively. During the 2011 fiscal year the Company received $0.3 million of insurance proceeds for equipment failure that occurred during the year.

6. Other Balance Sheet Details

Accounts payable and accrued expenses consisted of the following at June 30 (in thousands):

	2011	2010
Trade accounts payable	$694	$917
Clinical trial accruals	2,979	1,309
Incentive compensation	—	732
Executive bonus	417	296
Accrued professional services	711	317
Income taxes payable	183	131
Deferred grant revenue	203	321
Miscellaneous other current liabilities	361	401

	$5,548	$4,424

7. Stockholders’ Equity

Preferred Stock

The Certificate of Incorporation of the Company authorizes 10,000,000 shares of preferred stock, $.01 par value per share. The preferred stock may be issued from time to time in one or more series, with such distinctive serial designations, rights and preferences as shall be determined by the Board of Directors. For each of the fiscal years ended June 30, 2011, 2010 and 2009 the Company has had no preferred stock outstanding.

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

Stockholders Rights Plan

In February 2002, the Company’s Board of Directors declared a dividend of one new right per share pursuant to the 2002 Stockholder Rights Plan (the “2002 Rights Plan”) adopted by the Board of Directors. The 2002 Rights Plan involved the distribution of one “Right” as a dividend on each outstanding share of the Company’s common stock to each holder of record on March 15, 2002. The 2002 Rights Plan provides that if a third party acquires more than 15% of the Company’s common stock without prior approval of the Board of Directors, all of the stockholders of the Company (other than the acquiring party) will be entitled to buy either shares of a special series of our Preferred Shares, or shares of the Company’s common stock with a market value equal to double the Exercise Price for each Right they hold. Under these circumstances, the Board of Directors may instead allow each such Right (other than those held by the acquiring party) to be exchanged for one share of the Company’s common stock. The exercise or exchange of these Rights would have a substantial dilutive effect on the acquiring party. The Company’s Board of Directors retains the right at all times to discontinue the 2002 Rights Plan through redemption of all rights or amend the 2002 Rights Plan in any respect. The Rights will expire on March 1, 2012 (unless extended or unless the Rights are earlier redeemed by the Company as described in the 2002 Rights Plan). No shareholder has exercised this right as of June 30, 2011.

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

The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the

Company’s stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan). At June 30, 2011, 4,578,293 stock options were still available for future grant and shares of common stock were reserved for possible future issuance upon exercise of stock options both currently outstanding and which may be issued in the future.

Each of the Company’s outside Directors who had been a Director prior to July 1st of each year is granted, at the annual shareholder meeting of each year, an option to purchase shares of the Company’s common stock at fair market value on the grant date, the number of options to be issued is at the discretion of the Company’s Board of Directors. For fiscal years 2011, 2010 and 2009 stock options to purchase 80,000 (including 25,000 of restricted stock), 104,167 (including 29,167 of restricted stock) and 75,000 (including 25,000 of restricted stock), respectively, were granted to these Directors. When an outside Director is elected to the Board of Directors, they are awarded options for 20,000 shares of the Company’s common stock.

Information concerning options for the years ended June 30, 2011, 2010 and 2009 is summarized as follows:

	Number of Shares			Weighted Average Price
	2011	2010	2009	2011	2010	2009
Options outstanding, beginning of year	6,225,621	6,416,433	5,535,933	$5.80	$6.77	$7.55
Options granted	832,251	430,000	1,444,000	$3.54	$3.44	$2.54
Options exercised	(92,460)	(112,688)	(4,000)	$2.63	$2.36	$1.75
Options cancelled or forfeited	(493,437)	(508,124)	(559,500)	$14.20	$16.74	$3.62

Options outstanding, end of year	6,471,975	6,225,621	6,416,433	$4.92	$5.80	$6.77

Options exercisable , end of year	4,896,272	4,784,046	4,531,028	$5.47	$6.66	$8.40

The aggregate intrinsic value of the outstanding and exercisable stock options as of June 30, 2011 is $4.9 million and $3.5 million, respectively. The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at June 30, 2011, for those options for which the quoted market price was in excess of the exercise price. The total intrinsic value of options exercised during the 2011, 2010 and 2009 fiscal years was $0.1 million, $0.3 million and $0.2 million, respectively.

The following table summarizes information concerning options outstanding under the Plans at June 30, 2011:

Range of exercise price	Number outstanding at June 30, 2011	Weighted average exercise price	Weighted average remaining term (yrs.)	Number exercisable at June 30, 2011	Weighted average exercise price
$ 1.59 – 3.00	2,464,787	$2.40	4.50	1,900,367	$2.36
3.01 – 5.00	2,229,688	3.93	4.45	1,219,812	4.23
5.01 – 8.00	1,344,500	6.51	2.13	1,343,093	6.51
8.01 – 18.00	52,000	12.29	0.27	52,000	12.29
$18.01 – 24.56	381,000	20.39	0.34	381,000	20.39

	6,471,975	$4.92	3.71	4,896,272	$5.47

As of June 30, 2011, there were 151,875 restricted stock outstanding which are not included in the stock option tables above. During the 2011 fiscal year, 25,000 shares of restricted stock were granted to outside directors at an average purchase price of $3.16 per share at time of grant, which become vested within one year of grant. During the 2010 fiscal year, 29,167 shares of restricted stock were granted to outside directors at an average purchase price of $3.37 per share at time of grant, which become vested within one year of grant. During the 2011 and 2010 fiscal years, no shares of restricted stock were granted to employees. During the 2009 fiscal year 310,000 shares of restricted stock were granted to employees at an average price of $2.56 per share at the time of grant, which vest over a four year period.

A summary of the Company’s non-vested restricted stock at June 30, 2011, and changes during the year ended June 30, 2011 is presented below:

Non-Vested Restricted Stock	Number of Awards
Non-vested at July 1, 2010	233,542
Granted	25,000
Vested/Exercised	(101,667)
Forfeited	(5,000)

Non-vested at June 30, 2011	151,875

8. Earnings Per Share

Basic earnings per share are calculated using the weighted average number of outstanding shares of common stock including vested restricted shares. Diluted earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options and restricted stock whether or not currently exercisable. Diluted earnings per share for the periods presented do not include securities if their effect was antidilutive.

	2011	2010	2009
	(in thousands, except per share amounts)
Net (loss) income attributable to Immunomedics, Inc. shareholders	$(15,070)	$36,996	$2,274

Basic earnings per share:
Weighted average basic common shares outstanding	75,313	75,201	75,125
Basic (loss) earnings per share attributable to Immunomedics, Inc shareholders	$(0.20)	$0.49	$0.03

Diluted earnings per share:
Weighted average basic common shares outstanding	75,313	75,201	75,125
Dilutive effect of restricted stock	—	170	335
Dilutive effect of stock options outstanding	—	623	623

Weighted average diluted common shares outstanding	75,313	75,994	76,083

Diluted (loss) earnings per share	$(0.20)	$0.49	$0.03

Stock options excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	6,472	5,602	5,794
Restricted stock excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	151	64	—

9. Income Taxes

The provision (benefit) for income taxes is as follows (in thousands):

	Year Ended June 30,
	2011	2010	2009
Federal
Current	$56	$5	150
Deferred	—	—	—

Total Federal	56	5	150
State
Current	4	(1,028)	(1,381)
Deferred	—	—	—

Total State	4	(1,028)	(1,381)
Foreign
Current	50	(206)	331
Deferred	—	—	—

Total Foreign	50	(206)	331

Total Expense (Benefit)	$110	$(1,229)	$(900)

A reconciliation of the statutory tax rates and the effective tax rates for each of the years ended June 30 is as follows:

	2011	2010	2009
Statutory rate	(34.0%)	34.0%	34.0%
State income taxes (net of Federal tax benefit)	0.0%	(1.9%)	(56.7%)
Foreign income tax	(0.4%)	(0.1%)	2.4%
Change in valuation allowance	66.9%	(56.7%)	(292.9%)
NOL expiration	(30.3%)	15.3%	223.8%
R&D tax credit expiration	(1.3%)	1.3%	32.3%
Other	(.2%)	4.7%	(8.5%)

Effective rate	0.7%	(3.4%)	(65.6%)

For fiscal years 2010 and 2009, the Company recorded a state tax benefit of $1.0 million and $1.4 million, respectively, as a result of its sale of approximately $12.8 million and $17.2 million, of New Jersey State NOL, respectively. There were no sales of NOL for fiscal year 2011.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets as of June 30, 2011 and 2010 are presented below (in thousands):

	2011	2010
Deferred tax assets:
NOL carry forwards	$63,318	$57,548
Research and development credits	10,676	10,790
Property and equipment	4,118	3,814
Other	6,102	6,516

Total	84,214	78,668
Valuation allowance	(84,214)	(78,668)

Net deferred taxes	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for fiscal years 2011 and 2010 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company continues to incur losses. The differences between book income and tax income primarily relate to the recognition of income resulting from depreciation and stock compensation expenses.

At June 30, 2011, the Company has available net operating loss carry forwards for federal income tax reporting purposes of approximately $179.5 million and for state income tax reporting purposes of approximately $38.3 million, which expire at various dates between fiscal 2011 and 2029. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. As a result of certain financing arrangements, the Company may have experienced such ownership changes. Accordingly, the Company’s net operating loss carry forwards available to offset future federal taxable income arising before such ownership changes may be limited. Similarly, the Company may be restricted in using its research credit carry forwards arising before such ownership changes to offset future federal income tax expense. Of the deferred tax asset valuation allowance related to the net operating loss carry forwards, approximately $22.3 million relates to a tax deduction for non-qualified stock options.

At June 30, 2011, the Company did not have any material unrecognized tax benefits and the Company does not anticipate that its unrecognized tax benefits will significantly change in the next twelve months. The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of operations in any future periods in which the Company must record a liability. The Company is no longer subject to federal, state, or foreign income tax assessments for years prior to 2009.

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

Employment Agreement.

On December 17, 2008, the Company entered into the Second Amended and Restated Employment Agreement (effective beginning July 1, 2007 with the previous employment agreement) with Dr. Goldenberg for his service to the Company as the Chief Scientific Officer and Chief Medical Officer (the “Goldenberg Agreement”), which terminated June 30, 2011. The Goldenberg Agreement covered aspects of his compensation as well as duties and responsibilities of his employment at Immunomedics. Under the Goldenberg Agreement, Dr. Goldenberg’s annual base salary was a minimum of $500,000, which was reviewed annually for appropriate increases by the Board of Directors of the Company. Dr. Goldenberg was also eligible to participate in any Company’s incentive compensation plan in place for its senior level executives and was eligible to receive an annual discretionary bonus based upon certain performance standards to be determined by the Compensation Committee. Dr. Goldenberg’s annual bonus target was 30% of his annual base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. Dr. Goldenberg will also be eligible to receive equity compensation awards under the Company’s 2006 Stock Incentive Plan, at the discretion of the Compensation Committee. On July 1, 2011, the Company entered into the Third Amended and Restated Employment Agreement with Dr. Goldenberg, (see Note 15 below).

Dr. Goldenberg is also eligible to receive certain additional incentive compensation during the agreement term. Beginning with the 2008 fiscal year, for any fiscal year in which the Company records an annual net loss, Dr. Goldenberg shall receive a sum equal to 0.75% of the consideration the Company receives from any licensing agreement, sale of intellectual property or similar transaction with any third party, with certain exceptions as defined in the Goldenberg Agreement. For any fiscal year in which the Company records net income, Dr. Goldenberg shall receive a sum equal to 1.50% of the Company’s Annual Net Revenue as defined in the Goldenberg Agreement for each such fiscal year, and thereafter throughout the non-competition period, as described in the Agreement.

Dr. Goldenberg is also eligible to receive royalty payments on royalties received by the Company. For each fiscal year the Company shall pay Dr. Goldenberg a sum equal to a percentage of the annual royalties the Company receives on each of the products for which Dr. Goldenberg is an Inventor, and all products using, related to or derived from products for which Dr. Goldenberg is an Inventor. The percentage of royalties that the Company will pay to Dr. Goldenberg on each patented product will be determined based on the percentage of royalties that the Company must pay to external third parties.

Dr. Goldenberg is also eligible to receive minimum payments of $150,000 to Dr. Goldenberg during each of the fiscal years, payable in equal quarterly payments, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. In the event the Company completes a disposition of the Company’s undeveloped assets for which Dr. Goldenberg was an Inventor, the Company will pay Dr. Goldenberg a sum equal to at least twenty percent or more of the consideration the Company receives from each disposition. The Company’s obligation to compensate Dr. Goldenberg upon dispositions of undeveloped assets applies to all dispositions completed within the contract term or within three years thereafter.

In accordance with the terms of the Goldenberg Agreement, additional compensation of $0.9 million and $0.4 million was earned by Dr. Goldenberg for the fiscal years ended June 30, 2010 and 2009, respectively as a result of the Company’s profitability for those fiscal years. For the 2011 fiscal year the minimum payments received by Dr. Goldenberg under the employment agreement was $150,000.

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

The Amended Sullivan Agreement, terminated on December 31, 2010, was automatically extended for up to a one-year period. Ms. Sullivan is also eligible to participate in the Company’s incentive compensation plan in place for its senior level executives. In addition, Ms. Sullivan will be eligible to receive an annual discretionary bonus determined by the Compensation Committee of the Board based upon certain performance standards to be determined by the Compensation Committee. Under the Amended Sullivan Agreement, Ms. Sullivan’s annual bonus target was 30% of her annual base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. Ms. Sullivan also is eligible to receive equity compensation awards under the Company’s 2006 Stock Incentive Plan, or any such successor equity compensation plan as may be in place from time to time. On July 1, 2011, the Company entered into the Fourth Amended and Restated Employment Agreement with Ms. Sullivan, see Note 15 below.

Relationships with The Center for Molecular Medicine and Immunology

The Company’s product development has involved, to varying degrees, CMMI, for the performance of certain basic research and patient evaluations, the results of which are made available to the Company pursuant to a collaborative research and license agreement. CMMI, which is funded primarily by grants from the National Cancer Institute (NCI), was located in Belleville, New Jersey. The Company subleases approximately 1,400 square feet of the Immunomedics Morris Plains facility to CMMI. Dr. Goldenberg is the founder, current President and a member of the Board of Trustees of CMMI. Dr. Goldenberg’s employment agreement permits him to devote such time as is necessary to fulfill his duties to the CMMI and IBC Pharmaceuticals, Inc, provided that such duties do not materially interfere with his ability to perform any of his obligations under the Goldenberg Agreement. Certain of the Company’s consultants have employment relationships with CMMI, and Dr. Hans Hansen, the Company’s emeritus executive officer, is an adjunct member of CMMI. Despite these relationships, the Company believes CMMI is independent of Immunomedics, and CMMI’s management and fiscal operations are the responsibility of CMMI’s Board of Trustees.

The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amount of approximately $0.3 million, $0.4 million and $0.3 million during the years ended June 30, 2011, 2010 and 2009, respectively. In fiscal years ended June 30, 2011, 2010 and 2009 the Company incurred $61,000, $49,000 and $29,000, respectively, of legal expenses for patent related matters for patents licensed to Immunomedics from CMMI. The Company may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

IBC Pharmaceuticals

IBC Pharmaceuticals, Inc. (“IBC”) is a majority owned subsidiary of Immunomedics, Inc.

As of June 30, 2011, the shares of IBC Pharmaceuticals, Inc. were held as follows:

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

In each of the fiscal years 2011, 2010 and 2009, Dr. Goldenberg received $55,000 in compensation for his services to IBC. At June 30, 2011, Dr. Goldenberg was a director of IBC, while Cynthia L. Sullivan, Gerard G. Gorman and Phyllis Parker served as the President, Treasurer and Secretary, respectively, of IBC.

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

Under the terms of the Nycomed Agreement, Immunomedics received a non-refundable initial cash payment of $40.0 million on August 21, 2008. Immunomedics could also receive up to $580.0 million in regulatory and sales potential cash milestone payments, based on the successful development of veltuzumab by Nycomed and the achievement of specified product sales thresholds. These potential milestone payments include clinical development and regulatory filings ($97.0 million), regulatory approvals ($123.0 million) to be achieved in Europe ($37.0 million), the U.S. ($75.0 million) and Japan ($11.0 million), and up to $360.0 million associated with the achievement of certain sales thresholds. The Company could also receive an escalating double digit royalty based on annual net sales, if any, by Nycomed, its affiliates or sublicenses under the Nycomed Agreement during the royalty term. During each of the 2011 and the 2010 fiscal years, the Company received $10.0 million payments as a result of Nycomed achieving certain clinical milestones under the terms of the Nycomed Agreement. No other clinical milestones or royalty payments were achieved. There can be no assurance that the other clinical, regulatory or sales milestones will be achieved and therefore there can be no assurance that the Company will receive any future payments.

As the Company had continuing obligations under the Nycomed Agreement, the Company initially recorded the $40.0 million non-refundable payment as deferred revenue. The Company amortized to revenue this non-refundable payment as it fulfilled its obligations under the Nycomed Agreement, which was completed in March 2010. The Company recognized as License Fee Revenue $14.5 million and $25.5 million for the years ended June 30, 2010 and 2009, respectively.

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

For the years ended June 30, 2011, 2010 and 2009, the Company has received reimbursements for manufactured materials requested by Nycomed aggregating $1.7 million, $6.3 million and $2.5 million, respectively, as outlined in the Nycomed Agreement. The Company does not expect the reimbursement from Nycomed for fiscal 2012 to continue at the fiscal 2011 level.

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

In addition to the upfront payment, the Company is entitled to receive up to $145.0 million in cash payments and $20.0 million in equity investments in milestone payments contingent on regulatory approvals based on the successful development of epratuzumab by UCB and is entitled to receive up to $135.0 million related to the achievement of specified product sales thresholds. These potential milestone payments of $165.0 million relate for regulatory approvals to be achieved in Europe ($40.0 million), the U.S. ($60.0 million) and Japan ($20.0 million) and up to $45.0 million for potential regulatory approvals for autoimmune disease indications not in clinical trials at the time of the UCB Agreement. The Company will also receive product royalties based upon a percentage of aggregate annual net sales under the UCB Agreement during the product royalty term, which percentage is subject to reduction under certain circumstances. No clinical milestones or royalty payments were achieved through June 30, 2011. There can be no assurance that these regulatory or sales achievements will be met and therefore there can be no assurance that the Company will receive such future payments.

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

On August 4, 2009, Immunomedics received a letter dated July 30, 2009 from UCB stating that UCB has relieved the Company of its remaining obligation under the UCB Agreement, to supply UCB with additional epratuzumab if requested. As this was the only obligation remaining for Immunomedics under the terms of the UCB Agreement, the Company recorded the $31.1 million deferred revenue under the UCB Agreement as licensing fee revenue during fiscal 2010. The Company did not recognize any License Fee Revenues under this agreement for the 2011 or the 2009 fiscal years.

12. Commitments and Contingencies

Employment Contracts

On July 1, 2011, the Third Amended and Restated Employment Agreement with Dr. Goldenberg was signed for the period through July 1, 2016 (see Note 15). Under this new agreement Dr. Goldenberg’s annual base salary will be a minimum of $525,000, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee. Dr. Goldenberg will also be eligible to participate in any Company incentive compensation plan in place for its senior level executives and is eligible to receive an annual discretionary bonus based upon certain performance standards to be determined by the Compensation Committee. Dr. Goldenberg’s annual bonus target is 50% of his annual base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. As part of this agreement a $150,000 annual minimum payment is required to be paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments.

On July 1, 2011, the Company and Cynthia L. Sullivan entered into the Fourth Amended and Restated Employment Agreement pertaining to Ms. Sullivan’s service as the Company’s President and Chief Executive Officer (see Note 15). Ms. Sullivan’s annual base salary under this new agreement is $558,600, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee. Ms. Sullivan is also eligible to participate in the Company’s incentive compensation plan in place for its senior level executives. Ms. Sullivan’s annual bonus target is 50% of her base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount.

Operating Lease

Immunomedics is obligated under an operating lease for facilities used for research and development, manufacturing and office space. In June 2009, the Company amended the agreement which increased the leased space at the facility by 11,000 square feet, which became effective April 1, 2011. With this additional space the Company occupies the entire facility. In February 2011, the Company renewed the lease for an additional term of 10 years expiring in October 2031 at a base annual rate of $0.8 million, which is fixed through October 2016 and increases thereafter every five years. The Company subleases approximately 1,400 square feet to CMMI for their operations. Rental expense related to this lease was approximately $0.7 million for each of the 2011, 2010 and 2009 fiscal years.

Including the extension of the facility lease as described above, the minimum lease commitments for facilities are as follows for fiscal years (in thousands):

2012	$771
2013	$838
2014	$838
2015	$838
2016	$838
Thereafter	$16,076

Legal Matters

Immunomedics is a party to various claims and litigation arising in the normal course of business, which includes some or all of certain of its patents. While it is not possible to determine the outcome of these matters, the Company believes that the resolution of all such matters will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to its consolidated results of operations in any one accounting period.

The following is a summary of a particular claim that is outstanding:

Former Investment Advisor/Broker

On April 15, 2009, the Company initiated arbitration before the Financial Industry Regulatory Authority (“FINRA”) against its former investment advisor/broker (Banc of America Investment Services, Inc. and Banc of America Securities, LLC). In the arbitration, the Company claims that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning ARS, inappropriately advising investment in ARS, and failing to supervise their employees. The Company continues to seek relief pursuant to the New Jersey Uniform Securities Law and the North Carolina Securities Act for the difference between the par value of its ARS and the amount the Company received when it sold the ARS on the secondary market, ($2.9 million). The Company has also requested compensatory damages, consequential damages, punitive damages, and other relief. The arbitration hearing began in September 2010 and is scheduled to resume in September 2011.

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the years ended (in thousands):

	June 30, 2011
	United States	Europe	Total
Total assets	$30,701	$3,624	$34,325
Property and equipment, net	3,455	1	3,456
Revenues	11,127	3,582	14,709
(Loss) income before tax expense	(15,443)	309	(15,134)

	June 30, 2010
	United States	Europe	Total
Total assets	$43,585	$2,537	$46,122
Property and equipment, net	4,326	2	4,328
Revenues	57,817	3,113	60,930
Income (loss) before tax benefit	36,308	(541)	35,767

	June 30, 2009
	United States	Europe	Total
Total assets	$49,302	$3,979	$53,281
Property and equipment, net	5,077	2	5,079
Revenues	26,527	3,494	30,021
Income before tax benefit	496	877	1,373

14. Defined Contribution Plans

U.S. employees are eligible to participate in the Company’s 401(k) plan, while employees in international locations are eligible to participate in other defined contribution plans. Aggregate Company contributions to its benefit plans totaled approximately $83,000, $101,000 and $83,000 for the years ended June 30, 2011, 2010 and 2009, respectively.

15. Subsequent Events

Effective July 1, 2011, the Company entered into (i) the Fourth Amended and Restated Employment Agreement with Cynthia L. Sullivan pertaining to Ms. Sullivan’s service to the Company as the Company’s President and Chief Executive Officer (the “Amended Sullivan Agreement”) and (ii) the Third Amended and Restated Employment Agreement with Dr. David M. Goldenberg pertaining to Dr. Goldenberg’s service to the Company as its Chief Scientific Officer and Chief Medical Officer (the “Amended Goldenberg Agreement”).

Cynthia L. Sullivan

The Amended Sullivan Agreement, will continue, unless earlier terminated by the parties, until July 1, 2014. Ms. Sullivan’s current annual base salary under the Amended Sullivan Agreement is $558,600, which shall be reviewed annually for appropriate increases by the Board or the Compensation Committee. Ms. Sullivan is also eligible to participate in the Company’s incentive compensation plan in place for its senior level executives. Ms. Sullivan’s annual bonus target is 50% of her base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. Ms. Sullivan will also be eligible to receive equity compensation awards under the Company’s 2006 Stock Incentive Plan, or any such successor equity compensation plan as may be in place from time to time.

Dr. David M. Goldenberg

The Amended Goldenberg Agreement will continue, unless earlier terminated by the parties, until July 1, 2016 (the “Goldenberg Term”). Dr. Goldenberg’s annual base salary under the Amended Goldenberg Agreement is $525,000, which shall be reviewed annually for appropriate increases by the Board or the Compensation Committee. Dr. Goldenberg’s annual bonus target is 50% of his base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. Dr. Goldenberg will also be eligible to receive equity compensation awards under the Company’s 2006 Stock Incentive Plan, as amended, or any such successor equity compensation plan as may be in place from time to time, at the discretion of the Compensation Committee.

Dr. Goldenberg continues to be eligible to receive certain additional incentive compensation related to the Company’s net income or loss (the “Additional Incentive Compensation”), which remain unchanged from his prior agreement.

The Amended Goldenberg Agreement provides that throughout the Goldenberg Term and for a period of three (3) years thereafter, Dr. Goldenberg shall not (i) without the prior written approval of the Board, compete, directly or indirectly, in the United States or Canada, with the Company; or (ii) directly or indirectly solicit any Company customer or employee of the Company. The Goldenberg Agreement also provides that Dr. Goldenberg shall, during the Goldenberg Term and at all times thereafter, keep confidential all trade secrets and confidential information of the Company. The Amended Goldenberg Agreement also provides that Dr. Goldenberg may continue to work and be compensated by the Center for Molecular Medicine and Immunology (also known as the Garden State Cancer Center) and the Company majority-owned subsidiary IBC Pharmaceuticals, Inc.

Subsequent events have been evaluated through the date in which the financial statements were issued.

16. Quarterly Results of Operations (Unaudited)

The following tables present summarized unaudited quarterly financial data.

	Three Months Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
	(In thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Revenues	$11,115	$1,096	$1,004	$1,494
Gross Profit (1)	795	751	622	1,021
Net (loss) income attributable to Immunomedics, Inc.	2,280	(7,457)	(3,427)	(6,466)
Net (loss) income per common share attributable to Immunomedics Inc. to common stockholders—basic	$0.03	$(0.10)	$(0.05)	$(0.08)
Net (loss) income per common share attributable to Immunomedics Inc. common stockholders—fully diluted	$0.03	$(0.10)	$(0.05)	$(0.08)
Weighted average number of common shares outstanding—basic	75,378	75,318	75,289	75,269
Weighted average number of common shares outstanding—fully diluted	76,190	75,318	75,289	75,269

	Three Months Ended
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
	(In thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Revenues	$6,114	$10,695	$5,096	$39,025
Gross Profit (1)	373	288	831	694
Net income attributable to Immunomedics, Inc.	744	3,470	770	32,012
Net income per common share attributable to Immunomedics, Inc. common stockholders—basic	$0.01	$0.05	$0.01	$0.42
Net income per common share attributable to Immunomedics, Inc. common stockholders—fully diluted	$0.01	$0.05	$0.01	$0.42
Weighted average number of common shares outstanding—basic	75,237	75,226	75,202	75,174
Weighted average number of common shares outstanding—fully diluted	75,957	75,757	76,903	77,107

(1)	Gross profit is calculated as product sales less cost of goods sold.

Immunomedics, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Reserves

For the Years Ended June 30, 2011, 2010 and 2009

Allowance for Doubtful Accounts

Year ended:	Balance at Beginning of Period	Changes to Reserve	Credits to Expense	Other Charges	Balance at End of Period
June 30, 2009	$(192,012)	$58,751	$—	$—	$(133,261)
June 30, 2010	$(133,261)	$81,242	$—	$—	$(52,019)
June 30, 2011	$(52,019)	$20,007	$—	$—	$(32,012)

Reserve for Inventory Obsolescence

Year ended:	Balance at Beginning of Period	Changes to Reserve	Credits to Expense	Other Charges	Balance at End of Period
June 30, 2009	$—	$—	$—	$—	$—
June 30, 2010	$—	$—	$(600,000)	$—	$(600,000)
June 30, 2011	$(600,000)	$600,000	$—	$—	$—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management has concluded we maintained effective internal control over financial reporting as of June 30, 2011.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of Immunomedics’ internal control over financial reporting.

Changes in internal controls: Such evaluation did not identify any changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Immunomedics, Inc.

We have audited Immunomedics Inc.’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Immunomedics Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Immunomedics Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2011 and 2010 and the related consolidated statements of operations and comprehensive income (loss), shareholder’s equity (deficit) and cash flows for each of the three years in the period ended June 30, 2011 of Immunomedics, Inc. and our report dated August 24, 2011 expressed an unqualified opinion.

/s/ Ernst & Young LLP

MetroPark, New Jersey

August 24, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information about our executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Compensation of Executive Officers” contained in our definitive proxy statement for our 2011 annual meeting of stockholders scheduled to be held on December 7, 2011, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Nominees For Directors” contained in our definitive proxy statement for our 2011 annual meeting of stockholders scheduled to be held on December 7, 2011, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this annual report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2011 annual meeting of stockholders scheduled to be held on December 7, 2011, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Business Conduct, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Our Corporate Governance” contained in our definitive proxy statement related to our 2011 annual meeting of stockholders scheduled to be held on December 7, 2011, which we intend to file within 120 days of the end of our fiscal year.

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

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Compensation for Executive Officers”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2011 annual meeting of stockholders scheduled to be held on December 7, 2011, which we intend to file within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Ownership of Our Common Stock”, “Compensation for Executive Officers” and “Director Compensation”, contained in our definitive proxy statement for our 2011 annual meeting of stockholders scheduled to be held on December 7, 2011, which we intend to file within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Transactions” and “Our Corporate Governance,” “Compensation for Executive Officers,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2011 annual meeting of stockholders scheduled to be held on December 7, 2011, which we intend to file within 120 days of the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services.

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Independent Registered Public Accounting Firm” contained in our definitive proxy statement for our 2011 annual meeting of stockholders scheduled to be held on December 7, 2011, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Consolidated Financial Statements:

Consolidated Balance Sheets—June 30, 2011 and 2010

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2011, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended June 30, 2011, 20010 and 2009

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm—Ernst & Young LLP

2.	Financial Statement Schedules: Schedule II—Valuation and Qualifying Reserves

3.	List of Exhibits

Exhibit No.	Description
3.1(a)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on July 6, 1982. (b)

3.1(b)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on April 4, 1983. (b)

3.1(c)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on December 14, 1984. (b)

3.1(d)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on March 19, 1986. (b)

3.1(e)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 17, 1986. (b)

3.1(f)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 21, 1990. (c)

3.1(g)	Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 12, 1992. (e)

3.1(h)	Certification of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 7, 1996. (g)

3.1(i)	Amended Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of Immunomedics, Inc. (i)

3.1(j)	Certificate of Designation of Series G Junior Participating Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on March 15, 2002. (n)

3.1(k)	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of the State of Delaware on August 25, 2005. (o)

3.2	Second Amended and Restated By-Laws of the Company. (q)

Exhibit No.	Description

4.1	Specimen Certificate for Common Stock. (n)

4.2	Rights Agreement, dated as of March 4, 2002, between the Company and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate.(m)

10.1#	Immunomedics, Inc. 2002 Stock Option Plan, as amended. (n)

10.2	Amendment, dated March 11, 1995, to the Amended and Restated License Agreement among the Company, CMMI, and David M. Goldenberg, dated December 11, 1990. (f)

10.3	License Agreement, dated as of January 21, 1997, between the Company and Center for Molecular Medicine and Immunology, Inc. (h)

10.4	License Agreement, dated March 5, 1999, by and between the Company and IBC Pharmaceuticals. (j)

10.5	Development and License Agreement, dated December 17, 2000, between the Company and Amgen, Inc., as amended on April 1, 2001 (Confidentiality treatment has been granted for certain portions of the Agreement). (k)

10.6	Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc., dated May, 1983. (a)

10.7	Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (d)

10.8	Contract for Services dated effective as of January 1, 2002 between the Company and Logosys Logistik GmbH. (l)

10.9	Contribution and Assignment Agreement, dated as of June 30, 2002, between IBC Pharmaceuticals, LLC and IBC Pharmaceuticals, Inc. (n)

10.10†	Development, Collaboration and License Agreement between UCB, S.A. and Immunomedics, Inc. dated May 9, 2006. (s)

10.11	Immunomedics, Inc. 2006 Stock Incentive Plan (p)

10.12	Amendment 2007-1 to the Immunomedics, Inc. 2006 Stock Incentive Plan (p)

10.13	Form of Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

10.14	Form of Change of Control Addendum to the Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

10.15	Form of Notice of Grant of Stock Option under the Immunomedics, Inc.2006 Stock Incentive Plan, as amended. (s)

10.16	Form of RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

10.17	Form of Change of Control Addendum to RSU Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

10.18	Form of Initial Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

10.19	Form of Annual Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

Exhibit No.	Description

10.20	First Addendum, dated May 5, 1993, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (s)

10.21	Second Addendum, dated March 29, 1995, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (s)

10.22	Letter Amendment, dated October 5, 1998, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (s)

10.23	Fourth Amendment Expansion/Extension Agreement dated August 15, 2001, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (s)

10.24	Termination Agreement of the Split-Dollar Insurance Agreement dated September 7, 2007 between Immunomedics, Inc. and Eva J. Goldenberg, Deborah S. Goldenberg, Denis C. Goldenberg and Neil A. Goldenberg, the Trustees of the David M. and Hildegard Goldenberg Irrevocable Insurance Trust dated January 21, 1992. (s)

10.25	Termination Agreement of the Executive Supplemental Benefits Agreement dated September 7, 2007 between Immunomedics, Inc. and David M. Goldenberg. (s)

10.26	Termination of Split-Dollar Agreement relating to that certain Split-Dollar Insurance Agreement dated September 19, 1994 by and between Immunomedics, Inc and the David M. Goldenberg Insurance Trust, dated December 26, 2007. (t)

10.27	Amendment No. 1 to Amended and Restated Employment Agreement by and between the Company and David M. Goldenberg, dated January 31, 2008. (u)

10.28	Loan Agreement with Bank of America, N.A. providing for a $9.0 million line of credit, dated June 6, 2008. (v)

10.29†	License and Collaboration Agreement with Immunomedics, Inc and Nycomed GmbH, dated July 11, 2008. (v)

10.30	Letter Agreement, effective as of August 28, 2008, by and between Immunomedics, Inc. and Bank of America, N.A. (w)

10.31	Third Amended and Restated Employment Agreement, dated July 1, 2011, between Immunomedics, Inc. and Dr. David M. Goldenberg. (z)

10.32	Fourth Amended and Restated Employment Agreement, dated July 1, 2011, between Immunomedics, Inc. and Cynthia L. Sullivan. (z)

10.33	Amended and Restated Change of Control and Severance Agreement, dated December 17, 2008, between Immunomedics, Inc. and Mr. Gerard G. Gorman. (x)

10.34	Fifth Amendment Expansion Agreement dated June 18, 2009 of the Lease with WU/LH 300 American L.L.C. a successor-in-interest to Baker Properties Limited Partnership. (y)

10.35*	Sixth Amendment Extension Agreement dated February 11, 2011 of the Lease with WU/LH 300 American L.L.C. a successor-in-interest to Baker Properties Limited Partnership.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference from the Exhibits to the Companys Registration Statement on Form S-1 effective October 6, 1983 (Commission File No. 2-84940).
(b)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
(c)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1990.
(d)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 effective January 30, 1992 (Commission File No. 33-44750).
(e)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
(f)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
(g)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.
(h)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.
(i)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated December 15, 1998.
(j)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated March 23, 1999.
(k)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q (as amended) for the fiscal quarter ended March 31, 2001.
(l)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
(m)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated March 8, 2002.
(n)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.
(o)	Incorporated by reference from exhibits to the Company’s Annual Report of Form 10-K for the fiscal year ended June 30, 2005.
(p)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-8 (Commission File Number 333-143420), filed May 31, 2007.
(q)	Incorporated by reference from the Exhibits to the Company’s Current Reports on Form 8-K as filed with the Commission on August 27, 2007.
(r)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006
(s)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
(t)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, as filed with the Commission on December 26, 2007.
(u)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, as filed with the Commission on February 6, 2008.
(v)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
(w)	Incorporated by reference from the Company’s current report on Form 8-K, as filed with the Commission on August 29, 2008.

(x)	Incorporated by reference from Exhibits to the Company’s current report on Form 8-K, as filed with the Commission on December 22, 2008.
(y)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
(z)	Incorporated by reference from Exhibits to the Company’s current report on Form 8-K, as filed with the Commission on July 8, 2011.
*	Filed herewith
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

EXHIBIT LIST

(excludes documents incorporated by reference)

10.35*	Sixth Amendment Extension Agreement dated February 11, 2011 of the Lease with WU/LH 300 American L.L.C. a successor-in-interest to Baker Properties Limited Partnership.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(Exhibits available upon request)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

Date: August 24, 2011	By:	/s/ CYNTHIA L. SULLIVAN
Cynthia L. Sullivan President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. GOLDENBERG David M. Goldenberg	Chairman of the Board, Chief Scientific Officer and Chief Medical Officer	August 24, 2011

/s/ CYNTHIA L. SULLIVAN Cynthia L. Sullivan	President, Chief Executive Officer and Director (Principal Executive Officer)	August 24, 2011

/s/ MORTON COLEMAN Morton Coleman	Director	August 24, 2011

/s/ MARY PAETZOLD Mary Paetzold	Director	August 24, 2011

/s/ BRIAN A. MARKISON Brian A. Markison	Director	August 24, 2011

/s/ DON C. STARK Don C. Stark	Director	August 24, 2011

/s/ KENNETH J. ZUERBLIS Kenneth J. Zuerblis	Director	August 24, 2011

/s/ GERARD G. GORMAN Gerard G. Gorman	Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	August 24, 2011