Form 10-Q
period 2011-09-30
IMMUNOMEDICS INC
filed 2011-11-04
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-12104

Immunomedics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	61-1009366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 The American Road, Morris Plains, New Jersey 07950

(Address of principal executive offices) (Zip Code)

(973) 605-8200

(Registrant’s Telephone Number, Including Area Code)

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report: Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☑

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of November 3, 2011 was 75,485,736.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	June 30, 2011
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,650,728	$27,097,610
Accounts receivable, net of allowance for doubtful accounts of $30,000 at September 30, 2011 and $32,000 at June 30, 2011	570,778	736,980
Inventory	691,409	289,604
Other receivables	2,029,222	974,331
Prepaid expenses	852,980	514,388
Other current assets	161,679	644,705

Total current assets	24,956,796	30,257,618
Property and equipment, net of accumulated depreciation of $24,578,000 and $24,211,000 at September 30, 2011 and June 30, 2011, respectively	3,281,630	3,456,150
Value of life insurance policies	590,505	581,005
Other long-term assets	30,000	30,000

Total Assets	$28,858,931	$34,324,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,890,137	$5,548,318

Total current liabilities	4,890,137	5,548,318
Other liabilities	1,209,774	1,134,492
Commitments and Contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2011 and June 30, 2011	—	—
Common stock, $0.01 par value; authorized 110,000,000 shares; issued and outstanding, 75,477,735 shares at September 30, 2011 and 75,463,066 shares at June 30, 2011	754,777	754,630
Capital contributed in excess of par	245,445,693	245,023,414
Treasury stock, at cost, 34,725 shares at September 30, 2011 and at June 30, 2011	(458,370)	(458,370)
Accumulated deficit	(222,999,161)	(217,898,394)
Accumulated other comprehensive income	216,181	394,669

Total Immunomedics, Inc. stockholders’ equity	22,959,120	27,815,949
Noncontrolling interest in subsidiary	(200,100)	(173,986)

Total stockholders’ equity	22,759,020	27,641,963

Total Liabilities and Stockholders’ Equity	$28,858,931	$34,324,773

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	Three months ended September 30,
	2011	2010
	(unaudited)
Revenues:
Product sales	$859,867	$1,130,271
Research and development	284,787	363,550

Total revenues	1,144,654	1,493,821
Costs and Expenses:
Costs of goods sold	95,865	109,016
Research and development	4,812,252	5,845,014
Sales and marketing	211,886	182,163
General and administrative	1,167,523	2,057,493

Total costs and expenses	6,287,526	8,193,686

Operating loss	(5,142,872)	(6,699,865)
Interest and other income	7,881	252,563
Foreign currency transaction gain	22,074	28,675

Loss before income tax expense	(5,112,917)	(6,418,627)
Income tax (expense)	(13,964)	(46,902)

Net (loss)	(5,126,881)	(6,465,529)
Less net (loss) attributable to noncontrolling interest	(26,114)	—

Net (loss) attributable to Immunomedics, Inc. stockholders	$(5,100,767)	$(6,465,529)

(Loss) per common share attributable to Immunomedics, Inc. stockholders, (basic and diluted)	$(0.07)	$(0.09)

Weighted average shares used to calculate loss per common share, (basic and diluted)	75,435,131	75,269,134

Comprehensive (loss):
Net (loss)	$(5,126,881)	$(6,465,529)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(178,488)	150,059
Unrealized gain on securities available for sale – net	—	123,674

Other comprehensive (loss) income	(178,488)	273,733

Comprehensive (loss)	$(5,305,369)	$(6,191,796)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net (loss)	$(5,126,881)	$(6,465,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	367,552	405,704
Gain on insurance claim for equipment failure	—	(100,000)
Decrease in allowance for doubtful accounts	(2,258)	—
Amortization of discounts of auction rate securities	—	(59,663)
Gain on sale of auction rate securities	—	(40,650)
Non-cash expense relating to issuance of stock options	417,140	426,477
Non-cash increase in value of life insurance policy	(9,500)	(14,009)
Amortization of deferred rent	75,282	26,644
Changes in other operating assets and liabilities	(1,801,983)	(1,433,973)
Other	(178,488)	150,059

Net cash used in operating activities	(6,259,136)	(7,104,940)

Cash flows from investing activities:
Proceeds from sales of auction rate securities	—	957,000
Purchases of property and equipment	(193,032)	(312,055)
Proceeds from insurance claim for equipment failure	—	100,000

Net cash (used in) provided by investing activities	(193,032)	744,945

Cash flows from financing activities:
Exercise of stock options, net	5,286	5,525

Net cash provided by financing activities	5,286	5,525

Net decrease in cash and cash equivalents	(6,446,882)	(6,354,470)
Cash and cash equivalents, beginning of period	27,097,610	29,533,230

Cash and cash equivalents, end of period	$20,650,728	$23,178,760

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Reference is made to the Annual Report on Form 10-K of Immunomedics, Inc., a Delaware corporation (“Immunomedics,” the “Company,” “we,” “our” or “us”), for the fiscal year ended June 30, 2011, which contains our audited consolidated financial statements and the notes thereto.

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

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2011 has been derived from the Company’s audited fiscal 2011 consolidated financial statements. Operating results for the three-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2012, or any other period.

Immunomedics is subject to significant risks and uncertainties, including, without limitation, the risk that the Company may be unable to successfully obtain financing for product development; the Company’s inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that the Company may be unable to secure regulatory approval of and market our drug candidates; the Company’s dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements, if any; uncertainties about the Company’s ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development or regulatory approval of competing products; the Company’s ability to protect its proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally. For more details regarding such risks and uncertainties please refer to the section entitled Item 1A “Risk Factors” included in this Quarterly Report on Form 10-Q.

As of September 30, 2011, the Company has $20.7 million of cash and cash equivalents. Based on the Company’s historical cash utilization rate, the Company believes it has sufficient funds to continue its operations and research and development programs for at least the next twelve months, after taking into consideration a significant reduction or delay of planned discretionary spending, if necessary, principally for the clinical trial programs.

Cash utilization of $6.4 million in the first quarter of fiscal 2012 is approximately $0.9 million lower than the previous year’s level of activity after taking into consideration the $1.0 million of proceeds received from the sales of ARS in the previous year, which was no longer available during the current fiscal year. The rate of cash utilization for the three-month period ended September 30, has historically been higher than the expected annual cash burn rate due to the historical pattern of paying insurance renewals and certain employee incentive compensation during the first quarter of the fiscal year. The use of funds during the 2012 fiscal year is expected to be at a lower level than if one were to annualize the first quarter of 2012 usage and lower than in fiscal year 2011 if the reduced discretionary spending plan is implemented. If the Company is able to raise additional funds, of which there is no assurance, the Company’s use of cash will increase over fiscal 2011 due primarily to higher amounts spent on clinical trial including the initiation of a Phase III registration trial of clivatuzumab in pancreatic cancer. The Company will need to secure additional funding over the second half of fiscal 2012, to advance its clinical trial programs including clivatuzumab into the Phase III trial.

The Company is pursuing partnering opportunities and other activities for its other product candidates, which could provide up-front and milestone payments, as well as funding of development costs and other licensing possibilities. In the event that the Company is unable to secure funding from partnering arrangements, it would seek to raise additional capital or pursue other strategic options. Since its inception in 1982, the Company’s principal sources of funds have been the private and public sale of debt and equity securities and revenues from licensing agreements. There can be no assurance that Immunomedics will be able to raise the additional capital it will need on commercially acceptable terms, if at all. If the Company is unable to raise capital on acceptable terms, enter into new licensing agreements and successfully implement significant cost control programs, its ability to continue its business will be materially and adversely affected.

Over the long term, the Company does not believe, as currently funded, it will have adequate cash on hand to complete its pipeline of research and development programs in accordance with its corporate strategy.

2.	Summary of Significant Accounting Policies

These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. The Company adheres to the same accounting policies in preparation of its interim financial statements.

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

Revenue Recognition

In October 2009, the Financial Accounting Standards Board, or (FASB), issued Accounting Standard Update, or (ASU), No. 2009-13, Multiple-Deliverable Revenue Arrangements, which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to the fair value with an allocation based on selling price. The Company applies ASU 2009-13 to its revenue arrangements containing multiple deliverables that are entered into. The Company allocates revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or the Company’s estimate of selling price when fair value is not available for a given unit of accounting. ASU 2009-13 was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this amendment did not have a material impact on its condensed consolidated financial statements. The Company concluded that the License and Collaboration Agreement with Nycomed GmbH, or the Nycomed Agreement, and the Development, Collaboration and License Agreement dated May 9, 2006 with UCB, S.A., or the UCB Agreement, are each accounted for as a single unit of accounting. Under the single unit of accounting method, for purposes of revenue recognition, the revenue is deferred and amortized over the obligation period.

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

In order to determine the revenue recognition for contingent milestones, the Company evaluates the contingent milestones using the criteria as provided by the FASB guidance on the milestone method of revenue recognition at the inception of a collaboration agreement. The criteria requires that (i) the Company determines if the milestone is commensurate with either its performance to achieve the milestone or the enhancement of value resulting from the Company’s activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved. Royalties are recognized as earned in accordance with the terms of various research and collaboration agreements.

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

Financial assets recorded on the condensed consolidated balance sheets as of September 30, 2011 and June 30, 2011 are categorized based on the inputs to the valuation techniques as follows (in thousands):

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

	($ in thousands)
September 30, 2011	Level 1	Level 2	Level 3	Total
Money Market Funds	$15,305	$—	$—	$15,305

Total	$15,305	$—	$—	$15,305

June 30, 2011	Level 1	Level 2	Level 3	Total
Money Market Funds	$22,297	$—	$—	$22,297

Total	$22,297	$—	$—	$22,297

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

Inventory consisted of the following (in thousands):

	September 30, 2011	June 30, 2011
Work in process	$549	$70
Finished goods	142	220

	$691	$290

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

Income taxes were provided for profitable foreign jurisdictions at the applicable effective tax rate during the three-month periods ended September 30, 2011 and 2010. The Company’s U.S. operations reported a net (loss) for the three-month periods ended September 30, 2011 and 2010.

Net (Loss) Per Share Allocable to Common Stockholders

Net (loss) per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net (loss) per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net (loss) recorded for the three-month periods ended September 30, 2011 and 2010. The dilutive common stock equivalents excluded from the diluted per share calculation are 5,999,953 and 6,393,946 shares at September 30, 2011 and 2010, respectively.

Comprehensive (Loss)

Comprehensive (loss) consists of net loss, net unrealized gains on securities available for sale and foreign exchange translation adjustments and is presented in the Condensed Consolidated Statements of Operations and Comprehensive (Loss).

Recently Issued Accounting Pronouncement

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)”, to “improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.” The Company is assessing the impact on its financial statements and will adopt this guidance on January 1, 2012, as required, which is not expected to have a significant impact on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company early adopted the single continuous statement of comprehensive at June 30, 2011, which did not have a significant impact on its financial statements.

3.	Stock Incentive Plan

A summary of the 2006 Stock Incentive Plan, as amended (the “Plan”), is provided in Note 7 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally vest based on four years of continuous service and have 7-year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, are vested immediately and have 7-year contractual terms. Under the plan there are 12,000,000 shares of common stock authorized for issuance. At September 30, 2011, there were 11,180,705 shares of common stock that are authorized for issuance, which was comprised of 3,317,475 shares of common stock previously available under the 2002 Employee Share Option Plan (the “2002 Plan”) and an additional 7,863,230 shares of common stock under the 2006 Plan. At September 30, 2011, 4,425,950 stock options were still available for future grant and shares of common stock were reserved for possible future issuance upon exercise of stock options both currently outstanding and which may be issued in the future.

The fair value of each option granted during the three-month period ended September 30, 2011 and 2010 is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the following table:

	Three-month period ended September 30,
	2011	2010
Expected dividend yield	0%	0%
Expected option term (years)	5.32	5.42
Expected stock price volatility	80%	88%
Risk-free interest rate	2.46%	2.43%

The weighted average fair value at the date of grant for options granted during the three-month period ended September 30, 2011 and 2010 were $2.69 and $2.34 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated based on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the three-month period ended September 30, 2011 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2011	6,471,975	$4.92
Granted	25,000	$4.04
Exercised	(2,063)	$2.56
Cancelled or forfeited	(242,657)	$17.44

Outstanding, September 30, 2011	6,252,255	$4.43	3.61	$1,963,880

Exercisable, September 30, 2011	4,906,915	$4.76	3.09	$1,657,690

The Company has 1,345,340 non-vested options outstanding as of September 30, 2011. As of September 30, 2011, there was $4.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.92 years. The Company recorded $0.4 million for stock-based compensation expense for both three-month periods ended September 30, 2011 and 2010.

As part of the Plan, on the date of each annual stockholder meeting, each non-employee Board member who continues to serve as a non-employee Board member shall automatically be granted restricted stock units covering not more than an additional 5,000 shares of common stock provided such individual has served as a non-employee Board member for a period of at least three months. The Company recorded $19 thousand and $10 thousand for stock-based compensation expense for these non-employee Board members restricted stock units for the three-month periods ended September 30, 2011 and 2010, respectively. On August 24, 2011, at the Compensation Committee Meeting, the Company awarded 370,000 restricted stock units to certain executive officers of the Company at the market price on that date ($3.43 per share). These restricted stock units will vest over a four year period. As of September 30, 2011 there was $1.5 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these executive officers. That cost is being recognized over a weighted-average period of 3.48 years. The Company recorded $83 thousand and $50 thousand for stock-based compensation expense for the three-month periods ended September 30, 2011 and 2010, respectively.

A summary of the Company’s non-vested restricted stock units at July 1, 2011, and changes during the three-month period ended September 30, 2011 is presented below:

Outstanding Non-Vested Restricted Stock Units	Number of Awards
Non-vested at July 1, 2011	151,875
Granted	370,000
Vested/Exercised	(19,375)

Non-vested at September 30, 2011	502,500

4.	Geographic Segments

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics for the three-months ended September 30, 2011 and 2010 ($ in thousands):

	Three Months Ended September 30, 2011
	United States	Europe	Total
Total assets	$25,070	$3,789	$28,859
Property and equipment, net	3,281	1	3,282
Revenues	289	856	1,145
(Loss) income before taxes	(5,191)	78	(5,113)

	Three Months Ended September 30, 2010
	United States	Europe	Total
Total assets	$35,779	$4,450	$40,229
Property and equipment, net	4,232	2	4,234
Revenues	371	1,123	1,494
(Loss) income before taxes	(6,587)	168	(6,419)

5.	Related Party Transactions

Certain of the Company’s affiliates, including members of its senior management and its Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Chairman of the Board of Directors and Chief Medical Officer and Chief Scientific Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, who is the wife of Dr. David M Goldenberg, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology, or CMMI, and the Company’s majority-owned subsidiary, IBC Pharmaceuticals, Inc., or IBC. For a description of these relationships and transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and the notes to the audited financial statements contained therein.

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics for amounts incurred pursuant to research contracts, and for fiscal 2012, the reimbursement of one-half of the clean-up costs associated with the closure of the CMMI facility in 2011. These expenses totaled approximately $0.1 million for each of the three-month periods ended September 30, 2011 and 2010. The Company also provides to CMMI, at no cost, laboratory materials and supplies. The Company leases approximately 1,400 square feet of the Immunomedics Morris Plains, NJ facility to CMMI. The Company incurred legal expenses on behalf of CMMI for patent related matters for the three-month period ended September 30, 2011 of $8 thousand as compared to $11 thousand for the three-month period ended September 30, 2010. The Company has first rights to license those patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

For each of the three-month periods ended September 30, 2011 and 2010, Dr. Goldenberg received $13,750 in compensation for his services to IBC.

Effective July 1, 2011, the Company has the Third Amended and Restated Employment Agreement with Dr. Goldenberg for his service to the Company as the Chief Scientific Officer and Chief Medical Officer (the “Goldenberg Agreement”), which terminates July 1, 2016. This agreement covers aspects of his compensation as well as duties and responsibilities at Immunomedics. Under this new agreement Dr. Goldenberg’s annual base salary is at a minimum of $525,000, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee, (increased to $546,000 for the 2012 fiscal year). Dr. Goldenberg will also be eligible to participate in any Company incentive compensation plan in place for its senior level executives and is eligible to receive an annual discretionary bonus based upon certain performance standards to be determined by the Compensation Committee. Dr. Goldenberg’s annual bonus target is 50% of his annual base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. For a full description of the Goldenberg Agreement see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and the notes to the audited financial statements contained therein.

As in the previous agreement, under the Goldenberg Agreement Dr. Goldenberg is eligible to receive certain additional incentive compensation during the agreement term as described in the notes to the audited financial statements, including being eligible to receive royalty payments from royalties received by the Company. For each fiscal year, the Company shall pay Dr. Goldenberg a sum equal to a percentage of the annual royalties the Company receives on each of the products for which Dr. Goldenberg is an inventor, and all products using, related to or derived from products for which Dr. Goldenberg is an inventor. The percentage of royalties that the Company will pay to Dr. Goldenberg on each patented product will be determined based on the percentage of royalties that the Company must pay to external third parties.

Under the terms of the Goldenberg Agreement, the Company makes a minimum payment of $150,000 to Dr. Goldenberg during each of the fiscal years during the Goldenberg Agreement, payable in equal quarterly payments, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. For the three-month periods ended September 30, 2011 and 2010, no additional incentive compensation payment was made to Dr. Goldenberg other than the $37,500 minimum quarterly payments.

6.	License Agreements

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

Nycomed has subsequently requested additional services beyond what the Company was obligated to perform and the reimbursement of these services are recognized as a reduction of research and development expenses. The Company billed Nycomed $1.5 million and $0.9 million for the three month periods ended September 30, 2011 and 2010, respectively. These services are expected to decline significantly subsequent to September 30, 2011.

UCB, S.A.

On May 9, 2006, the Company entered into an agreement with UCB, S.A., the UCB Agreement, providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab for the treatment of all autoimmune disease indications. Under the terms of the UCB Agreement, the Company received from UCB a non-refundable cash payment totaling $38.0 million. For a description of this agreement and related transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and the notes to the audited financial statements contained therein.

In addition to the upfront payment, the Company is entitled to receive up to $145.0 million in cash payments and $20.0 million in equity investments in milestone payments contingent on regulatory approvals based on the successful development of epratuzumab by UCB and is entitled to receive up to $135.0 million related to the achievement of specified product sales thresholds. These potential milestone payments of $165.0 million relate for regulatory approvals to be achieved in Europe ($40.0 million), the U.S. ($60.0 million) and Japan ($20.0 million) and up to $45.0 million for potential regulatory approvals for autoimmune disease indications not in clinical trials at the time of the UCB Agreement. The Company will also receive product royalties based upon a percentage of aggregate annual net sales under the UCB Agreement during the product royalty term, which percentage is subject to reduction under certain circumstances. No clinical milestones or royalty payments were achieved through September 30, 2011. There can be no assurance that these regulatory or sales achievements will be met and therefore there can be no assurance that the Company will receive such future payments.

7.	Commitments and Contingencies

Employment Contracts

On July 1, 2011, the Third Amended and Restated Employment Agreement with Dr. Goldenberg was executed and will continue for the period through July 1, 2016. Dr. Goldenberg’s annual base salary under the agreement is $525,000, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee. Dr. Goldenberg’s annual bonus target is 50% of his base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. Dr. Goldenberg will also be eligible to receive equity compensation awards under the Company’s 2006 Stock Incentive Plan, as amended, or any such successor equity compensation plan as may be in place from time to time, at the discretion of the Compensation Committee. As part of this agreement a $150,000 annual minimum payment is paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments.

On July 1, 2011, the Company and Cynthia L. Sullivan entered into the Fourth Amended and Restated Employment Agreement pertaining to Ms. Sullivan’s service as the Company’s President and Chief Executive Officer. The Amended Sullivan Agreement shall terminate on July 1, 2014. Ms. Sullivan’s annual base salary under the agreement is $558,600, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee. Ms. Sullivan is also eligible to participate in the Company’s incentive compensation plan in place for its senior level executives. Ms. Sullivan’s annual bonus target is 50% of her base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. Ms. Sullivan will also be eligible to receive equity compensation awards under the Company’s 2006 Stock Incentive Plan, or any such successor equity compensation plan as may be in place from time to time.

For more information regarding employment contracts, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and the notes to the audited financial statements contained therein.

Legal Matters

Former Investment Advisor/Broker

On April 15, 2009, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against its former investment advisor/broker, Banc of America Investment Services, Inc. and Banc of America Securities, LLC. In the arbitration, the Company claims that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning auction rate securities, inappropriately advising investment in auction rate securities, and failing to supervise their employees. The Company continues to seek relief pursuant to the New Jersey Uniform Securities Law and the North Carolina Securities Act for the difference between the par value of its ARS and the amount it received when it sold the ARS on the secondary market, ($2.9 million). Also, the Company continues to seek consequential damages, punitive damages, and other relief. The FINRA arbitration hearing in this matter began in September 2010 and is scheduled to resume in February 2012.

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

Overview

Immunomedics is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes approximately 182 issued patents in the United States, and more than 400 other issued patents worldwide, protects our product candidates and technologies.

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

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of September 30, 2011, we employed 17 professionals in our research and development departments and 22 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Clinical Pipeline Update

The following is an update of the status of our clinical trials. There may be a temporary delay in the enrollment of new patients in trials due to potential cutbacks in discretionary spending, if necessary.

Epratuzumab

UCB: Two Phase III studies of epratuzumab are underway in patients with systemic lupus erythematosus (SLE). These are multinational, multicenter, placebo-controlled,

randomized, double-blind studies designed to confirm the clinical efficacy and safety of epratuzumab in the treatment of patients with moderate to severe general SLE, in addition to continuing standard of care treatments. Each study will last a maximum of 54 weeks after first dose and will randomize 780 patients in the study, with approximately 130 planned investigational sites per study. Top-line results from these studies are expected in the first half of calendar year 2014.

Epratuzumab remains of interest to the oncology community, and is being studied in diverse clinical trials conducted by outside third parties, including the following:

CALGB Study Group: Patient follow-up continues for the fully-enrolled trial with epratuzumab in combination with rituximab in untreated follicular lymphoma patients. Sixty patients were enrolled in this multicenter trial where patients received 8 doses of epratuzumab and rituximab over 9 months. Encouraging results were presented at the American Society of Hematology (ASH) 2010 Annual Meeting (ASH Annual Meeting Abstracts; 2010 116:427), which showed an 84% overall response rate with durable complete responses.

The Diffuse Large B-Cell Lymphoma (DLBCL) study conducted by the NCCTG Study Group received encouraging results from the first part of study with epratuzumab + rituximab + CHOP chemotherapy as upfront therapy (Cancer. 2006 Dec 15;107(12):2826-32). A total of 107 patients were enrolled in the second part of the study, a multicenter Phase II trial. The results, which showed a high rate of durable complete responses, were published in the October 13th, 2011 issue of Blood (Blood. 2011 Oct 13; 118(15): 4053-4061. PMID: 21673350). We are discussing the possibility of a NCI study group conducting a randomized Phase II/III trial comparing E+R+CHOP to R+CHOP.

COG Study Group: This clinical trial in relapsed pediatric acute lymphoblastic leukemia (ALL) enrolled a total of 128 patients, with 12 patients enrolled in the initial feasibility/Phase 1 portion (J Clin Oncol. 2008 Aug 1;26(22):3756-62. PMID: 18669463), and 116 patients in the follow-on Phase 2 portion, where the first 56 patients were treated using a once-weekly dosing schedule of epratuzumab and the subsequent 60 patients treated using a twice-weekly dosing schedule (as in the Phase 1 portion), in combination with chemotherapy. Results from the Phase 2 portion of the study will be reported at the December 2011 Annual Meeting of the ASH.

A second study of epratuzumab combined with chemotherapy in relapsed pediatric ALL patients is being planned as a multi-center European trial by the IntreALL Inter-European study group. This study will assess the efficacy of this combination therapy using event-free survival as the surrogate for survival as the primary endpoint. This trial will be partially funded by the European Commission.

For adult ALL, there are three clinical trials that are ongoing. The MARALL trial, led by St. Bartholomew’s Medical Center, London, is a multicenter Phase I/II study conducted in the UK, combining epratuzumab, veltuzumab and chemotherapy in relapsed adult ALL, and is expected to enroll 55 patients.

Sponsored by the French GRAALL Study Group, the CheprALL study is a multicenter Phase II study conducted in France using epratuzumab combined with chemotherapy in adult patients with relapsed ALL.

The SWOG Study Group is conducting a multicenter Phase II trial of epratuzumab combined with chemotherapy (clofaribine and cytarabine) in relapsed adult ALL . The primary objective of this trial is complete remission rate.

90Y-Epratuzumab Tetraxetan

GOELAMS Study of 90Y-epratuzumab as a consolidation therapy in aggressive non-Hodgkin lymphoma (NHL): This multicenter Phase II study in France is completing accrual of 75 patients with DLBCL who received radiolabeled epratuzumab as a consolidation therapy after R-CHOP. Encouraging interim efficacy results were presented at the Annual Meeting of the Society of Nuclear Medicine in June 2011 (J Nucl, Med 2011;52 (Supplement 1):355).

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

Veltuzumab

Autoimmune Disease Indications: Nycomed has initiated their Phase II dose-ranging study of subcutaneous (SC) veltuzumab in rheumatoid arthritis. Top-line results are expected in the second half of calendar year 2013. The current trial in immune thrombocytopenic purpura (ITP), run by Immunomedics and funded by Nycomed, is continuing patient enrollment to evaluate alternative dosing schedules. Updated results from this study will be presented at the 2011 ASH Annual Meeting in December.

Oncology Indications: For NHL, the Company is evaluating plans to initiate a Phase III registration trial for veltuzumab in NHL. The Company will need to secure additional funding to advance veltuzumab into Phase III.

The SC veltuzumab trial has been completed and the results have been published (Haematologica. 2011 Apr;96(4):567-73. Epub 2010 Dec 20). For chronic lymphocytic leukemia (CLL), the study is continuing after amending the protocol to evaluate a different dosing schedule.

90 Y - Clivatuzumab Tetraxetan (hPAM4)

The phase Ib/II study of 90Y-hPAM4 in patients with advanced pancreatic cancer was placed on a partial clinical hold by the U.S. Food and Drug Administration (FDA) in September 2011 after a single incident in which a patient with a prior successful therapy cycle was inadvertently administered a 90Y dose higher than prescribed during retreatment. In November 2011, the FDA notified the Company that the partial clinical hold had been lifted after the Company has committed to retraining all participating clinical sites and third-party radiopharmacies on the ordering, delivering, administering and cancellation of each does using a revised dose order form.

The Phase Ib/II study is now fully enrolled. Patients who are eligible for retreatment continue to receive additional cycles of therapy. Results from the first part of this study were reported as an oral presentation at the June 2011 Society of Nuclear Medicine Annual Meeting (www.immunomedics.com/news_pdf/2011_PDF/PR06072011.pdf), and may be updated at the January 2012 Gastrointestinal Cancers Symposium.

Plans are underway for Phase III registration trials of this promising agent, which we hope to begin the launch in 2012. The Company will require additional funding in order to continue these plans, see Note 1 for further discussion.

The Phase I dose-escalation, multicenter, trial of 90Y-clivatuzumab tetraxetan given alone in relapsed, advanced pancreatic cancer patients was published press in Clinical Cancer Research (Clin Cancer Res. 2011 Jun 15;17(12):4091-100. Epub 2011 Apr 28. PMID: 21527562).

Milatuzumab

Early phase trials of milatuzumab in CLL and NHL, conducted by the Company and by Weill Cornell Medical College-NY Presbyterian Medical Center, respectively, are continuing patient accrual.

Milatuzumab plus Veltuzumab Update: An Ohio State University study of this combination for treatment of B-cell NHL is continuing, with encouraging results presented at the Annual Meeting of ASH in December 2010, (www.immunomedics.com/news_pdf/2010_PDF/PR12052010.pdf), which will be updated at the 2011 ASH Annual Meeting. A preclinical study of this combination was published by this group in Blood. 2011 Apr 28;117(17):4530-41. Epub 2011 Jan 12. PMID: 21228331).

Milatuzumab-DOX

The Phase I/II clinical trial of this drug conjugate is ongoing and is enrolling patients with relapsed multiple myeloma, taking advantage of the rapid internalization property of milatuzumab when bound to CD74.

IMMU-130 (labetuzumab-SN-38)

The Company has initiated this new drug conjugate, the second agent from its antibody-drug conjugate program, in a dose-escalation Phase I study in patients with colorectal cancer.

TF2

TF2 is a 90Y-based pretargeting radioimmunotherapeutic agent for the treatment of solid cancers expressing the carcinoembryonic antigen. The agent is currently being investigated for the therapy of patients with advanced colorectal cancer. Another trial in colorectal cancer is ongoing in the Netherlands sponsored by an investigator study group. A third trial is being planned in Europe for small-cell-lung cancer by a French study group.

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

Revenue Recognition

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to the fair value with an allocation based on selling price. We apply ASU

2009-13 to its revenue arrangements containing multiple deliverables that are entered into. We allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting. ASU 2009-13 was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this amendment did not have a material impact on our condensed consolidated financial statements. We concluded that the License and Collaboration Agreement with Nycomed GmbH, or the Nycomed Agreement, and the Development, Collaboration and License Agreement dated May 9, 2006 with UCB, S.A., or the UCB Agreement, are each accounted for as a single unit of accounting. Under the single unit of accounting method, for purposes of revenue recognition the revenue is deferred and amortized over the obligation period.

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

Stock-Based Compensation

We have a stock incentive plan, the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization and to align employee’s interest. This plan is described more fully in Note 7 to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2011 and Note 4 to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the nine-month periods ended September 30, 2011 and 2010:

	Three-Month Periods Ended September 31,
	2011	2010
Expected dividend yield	0.0%	0.0%
Expected life of options (years)	5.32	5.42
Expected stock price volatility	80%	88%
Risk-free interest rate	2.46%	2.43%

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

Impairment of Assets

We review our long-lived assets for impairment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon our judgment of our ability to recover the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated. Based on our review, we believe there is no impairment at September 30, 2011.

Results of Operations

Our results for any interim period, such as those described in the following analysis, are not necessarily indicative of the results for the entire fiscal year or any other future period.

Three-Month Period Ended September 30, 2011 Compared to 2010

Revenues

Revenues for the three-month period ended September 30, 2011 were $1.1 million as compared to $1.5 million for the same period in 2010, representing a decrease of $0.4 million, or 27%. The decrease for the three-month period ended September 30, 2011 is primarily the result of lower product sales. Product sales for the three-month period ended September 30, 2011 were $0.9 million, as compared to $1.1 million for the same period in 2010, representing a decrease of $0.2 million or 18%. This decrease resulted primarily from lower sales volume of LeukoScan in Europe. Research and development revenues for the three-month period September 30, 2011 was $0.3 million as compared to $0.4 million for the previous period, representing a decline of $0.1 million or 25%. This decrease is due to the number and size of the grant programs, which have declined due to lower Federal Government program funding.

Costs and Expenses

Total costs and expenses for the three-month period ended September 30, 2011 were $6.3 million as compared to $8.2 million for the same period in 2010, representing a decrease of $1.9 million or 23%. Research and development expenses for the three-month period ended September 30, 2011 were $4.8 million as compared to $5.8 million for the same period in 2010, a decrease of $1.0 million or 17%. The decrease in research and development expenses resulted primarily from $1.0 million of increased expense reimbursement over the previous year. Reimbursement of research and development expenses for the 2012 fiscal year is expected to decline significantly subsequent to September 30, 2011.

Cost of goods sold for the three-month periods ended September 30, 2011 and 2010 were $0.1 million. Gross profit margins were 89% for the first quarter of fiscal 2012 as compared to 90% for the first quarter of fiscal 2011. Sales and marketing expenses for the three-month periods ended September 30, 2011 and 2010 were $0.2 million. General and administrative expenses were $1.2 million for the three-month period ended September 30, 2011 representing a decrease of $0.9 million or 43% compared to $2.1 million for the three-month period ended September 30, 2010. This decrease is primarily attributable to $0.7 million of lower legal expenses pertaining to the FINRA arbitration hearing.

Interest and Other Income

Interest and other income for the three-month period ended September 30, 2011 was $8 thousand as compared to $0.3 million of other income for the three-month period ended September 30, 2010. Included in the interest and other income for the previous fiscal period was

$0.1 million for the amortization of the discount for the auction rate securities and $0.1 million that was recorded as a gain from an insurance claim for equipment failure.

Foreign Currency Transaction Gain

Foreign currency transactions amounted to a gain of $22 thousand for the three-month period ended September 30, 2011 as compared to a gain of $29 thousand for the same period in 2010, primarily as a result of currency fluctuations between the U.S. dollar and the Euro.

Net Loss

Net loss allocable to Immunomedics, Inc. shareholders for the three-month period ended September 30, 2011, was $5.1 million or $0.07 per share as compared to a net loss of $6.5 million or $0.09 per share, for the same period in 2010. The reduction in the net loss in the first quarter of fiscal 2012 as compared to the same period 2011 resulted primarily from increased expense reimbursement received under a collaborative agreement, which is not expected to continue subsequent to September 30, 2011.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operations. Net cash used in operating activities for the three-month period ended September 30, 2011 was $6.3 million compared to $7.1 million net cash used in operating activities for the three months ended September 30, 2010 due principally to a lower net loss in operations in the current period.

Cash flows from investing. Net cash used in investing activities for the three-months ended September 30, 2011 was $0.2 million compared to $0.7 million of net cash provided by investing activities for the three months ended September 30, 2010. The decrease in cash flow from investing activities for fiscal 2012 is primarily due to the prior year’s receipt of $1.0 million from the proceeds from the sale of auction rate securities and $0.1 million in proceeds from an insurance claim, which were not repeated in the 2012 fiscal year.

Cash flows from financing. Net cash provided by financing activities for the three-month periods ended September 30, 2011 and 2010 were less than $0.1 million.

Working Capital and Cash Requirements

At September 30, 2011, we had working capital of $20.1 million, which was approximately $4.6 million lower than the working capital of $24.7 million at June 30, 2011. The decline in working capital was primarily a result of our use of $6.3 million of cash in operations, partially offset by an increase in other receivables and a decrease in accounts payable and accrued expenses.

Our cash and cash equivalents amounted to $20.7 million at September 30, 2011, representing a decrease of $6.4 million from $27.1 million at June 30, 2011. The decrease was primarily attributable to the $6.3 million of cash used in operations during the three-month period ended September 30, 2011.

As of September 30, 2011 we have $20.7 million of cash and cash equivalents. We believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months, after taking into consideration a significant reduction or delay of planned discretionary spending, if necessary, principally for the clinical trial programs.

Cash utilization of $6.4 million in the first quarter of fiscal 2012 is approximately $0.9 million lower than the previous year’s level of activity after taking into consideration the $1.0 million of proceeds received from the sales of ARS in the previous year, which was no longer available during the current fiscal year. The rate of cash utilization for the three-month period ended September 30, has historically been higher than the expected annual cash burn rate due to the historical pattern of paying insurance renewals and certain employee incentive compensation during the first quarter of the fiscal year. The use of funds during the 2012 fiscal year is expected to be at a lower than if one were to annualize the first quarter of 2012 usage and lower level than in fiscal year 2011 if the reduced discretionary spending plan is implemented. If we are able to raise additional funds, of which there is no assurance, our use of cash will increase over fiscal 2011 due primarily to higher amounts spent on clinical trial including the initiation of a Phase III registration trial of clivatuzumab in pancreatic cancer. We will need to secure additional funding over the second half of fiscal 2012, to advance our clinical trial programs including clivatuzumab into the Phase III trial.

We are pursuing partnering opportunities and other activities for our other product candidates, which could provide up-front and milestone payments, as well as funding of development costs and other licensing possibilities. In the event that we are unable to secure funding from partnering arrangements, we would seek to raise additional capital or pursue other strategic options. Since our inception in 1982, our principal sources of funds have been the private and public sale of debt and equity securities and revenues from licensing agreements. There can be no assurance that we will be able to raise the additional capital we will need on commercially acceptable terms, if at all. If we are unable to raise capital on acceptable terms, enter into new licensing agreements or successfully implement significant cost control programs, our ability to continue our business will be materially and adversely affected.

Over the long term, we do not believe, as currently funded, we will have adequate cash on hand to complete our pipeline of research and development programs in accordance with our corporate strategy.

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

Former Investment Advisor/Broker

On April 15, 2009, we initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against our former investment advisor/broker, Banc of America Investment Services, Inc. and Banc of America Securities, LLC. In the arbitration, we claim that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning auction rate securities, inappropriately advising investment in auction rate securities, and failing to supervise their employees. We continue to seek relief pursuant to the New Jersey Uniform Securities Law and the North Carolina Securities Act for the difference between the par value of its ARS and the amount it received when we sold the ARS on the secondary market ($2.9 million). Also, we continue to seek consequential damages, punitive damages, and other relief. The FINRA arbitration hearing in this matter began in September 2010 and is scheduled to resume in February 2012.

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

We have incurred significant operating losses since our formation in 1982. As of September 30, 2011, we had an accumulated deficit of approximately $223.0 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our existing licensing agreements with UCB and Nycomed. The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our business operations or related cash flows. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging products. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic products and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. We expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

securities through September 30, 2011; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

Based on our expected cash utilization rate, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months, after taking into consideration a significant reduction or delay of planned discretionary spending, if necessary, principally for the clinical trial programs. The use of funds during the 2012 fiscal year is expected to be at a lower level than if one were to annualize the first quarter of 2012 usage and lower than in fiscal year 2011 if the reduced discretionary spending plan is implemented. If we are able to raise additional funds, of which there is no assurance, our use of cash will increase over fiscal 2011 due primarily to higher amounts spent on clinical trials including the initiation of a Phase III registration trial of clivatuzumab in pancreatic cancer. We will need to secure additional funding over the second half of fiscal 2012, to advance our clinical trial programs including clivatuzumab into the Phase III trial.

In addition, over the long term, we will need to raise additional capital in order to obtain the necessary regulatory approvals and then commercialize our therapeutic product candidates. Our capital requirements are dependent on numerous factors, including:

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

We have licensed the exclusive worldwide rights of two of our most advanced therapeutic compounds, veltuzumab (to Nycomed) and epratuzumab (to UCB). As a result, Nycomed and UCB are solely responsible, and we are depending upon them, for completing the clinical development of these compounds, obtaining all necessary regulatory approvals, and then commercializing and manufacturing the compounds for sale. If they do not fully perform their responsibilities under our agreements, or if the clinical trials to be conducted are not initiated, unsuccessful or are terminated by them for any other reason, our ability to commercialize these product candidates in the future, as well as other product candidates we have in development which are closely related to them, would be severely jeopardized. In such event, it is likely we would never receive any additional milestone payments or royalties that we are eligible to receive under our agreements with Nycomed and UCB, and our ability to fund the development and testing of our other product candidates would be adversely affected.

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

The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology and autoimmune disease products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Biogen Idec, Roche, GlaxoSmithKline, Human Genome Sciences, Seattle Genetics, Emergent BioSolutions, Merck Serono, Genmab, Amgen., Bristol-Myers Squibb, Bayer Healthcare Pharmaceuticals, Pfizer, AstraZeneca and Eli Lilly, are engaged in the development of therapeutic autoimmune and oncology products. For example, Human Genome Sciences and their corporate partner, GlaxoSmithKline recently received approval from the FDA for their human monoclonal antibody against B-lymphocyte stimulator or BlyS, for the therapy of patients with SLE. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology and autoimmune disease products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman, Chief Scientific Officer and Chief Medical Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the three months ended September 30, 2011, we have incurred $0.1 million of research expenses for activities conducted by CMMI on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have research collaborations with CMMI. Dr. Goldenberg is also a minority stockholder, director and officer of our majority-owned subsidiary, IBC. Dr, Goldenberg is the primary inventor of new intellectual property for Immunomedics and IBC and is largely responsible for allocating ownership between the two companies.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our future products and profitability. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA), which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. Effective January 1, 2010, the new law increased the minimum Medicaid drug rebates for pharmaceutical companies, expanded the 340B drug discount program, and made changes to affect the Medicare Part D coverage gap, or “donut hole.” The law also revised the definition of “average manufacturer price” for reporting purposes (effective October 1, 2011), which could increase the amount of the Company’s Medicaid drug rebates to states, once the provision is effective. The new law also imposed a significant annual fee on companies that manufacture or import branded prescription drug products (beginning in 2010). Substantial new provisions affecting compliance also have been added, which may require modification of business practices with health care practitioners.

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

If our common stock would not be able to be traded on the OTC Bulletin Board, we would make every effort to have it available for trading on the National Quotation Bureau’s Pink Sheets, or the Pink Sheets. The Pink Sheets market consists of security firms who act as market makers in the stocks, usually, of very small companies. The bid and asked prices are not quoted electronically, but are quoted daily in “hard copy” which is delivered to firms that subscribe. Stocks that trade in the Pink Sheets are usually not as liquid as those that trade in electronic markets and, often time, the difference between the bid and the asked prices are substantial. As a result, if our common stock were traded on the Pink Sheets, there would likely be a further negative affect on the liquidity, trading market and price of our common stock even compared to what we might suffer if we were traded on the OTC Bulletin Board.

As a result of the above, we cannot assure you that our common stock will be listed on a national securities exchange, a national quotation service, the OTC Bulletin Board or the Pink Sheets; or if it is to be listed, whether or not there would be an interruption in the trading of our common stock. We believe that the listing of our stock on a recognized national trading market, such as the NASDAQ, is an important part of our business and strategy. Such a listing helps our stockholders by providing a readily available trading market with current quotations. Without that, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded it by other parties. In that regard, listing on a recognized national trading market will also affect our ability to benefit from the use of its operations and expansion plans, including for use in licensing agreements, joint ventures, the development of strategic relationships and acquisitions, which are critical to our business and strategy and none of which is currently the subject of any agreement, arrangement or understanding, with respect to any future financing or strategic relationship it may undertake. The delisting from NASDAQ would result in negative publicity and would negatively impact our ability to raise capital in the future.

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

At November 3, 2011, we had 75,485,736 shares of common stock outstanding 6,744,255 additional shares reserved for the exercise of outstanding options and restricted stock units and 4,425,169 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plans.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of September 30, 2011, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 11% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

At November 3, 2011, we had 75,485,736 shares of common stock outstanding, 6,744,255 additional shares reserved for the exercise of outstanding options and restricted stock units and 4,425,169 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plan.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

November 4, 2011	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2011	By:	/s/ Gerard G. Gorman
Gerard G. Gorman
Senior Vice President Finance and Chief
Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.