Form 10-Q
period 2011-12-31
IMMUNOMEDICS INC
filed 2012-02-08
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☑

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The number of shares of the registrant’s common stock outstanding as of February 7, 2012 was 75,525,231.

IMMUNOMEDICS, INC.

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2011 and June 30, 2011 (audited)	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended December 31, 2011 and 2010	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2011 and 2010	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32

ITEM 4.	CONTROLS AND PROCEDURES	33

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	34

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34

ITEM 1A.	RISK FACTORS	35

ITEM 6.	EXHIBITS	48

SIGNATURES		49

EXHIBIT INDEX		50

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	June 30, 2011
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,334,410	$27,097,610
Receivable from UCB	30,000,000	—
Accounts receivable, net of allowance for doubtful accounts of $41,000 at December 31, 2011 and $32,000 at June 30, 2011	777,579	736,980
Inventory	579,160	289,604
Other receivables	570,811	974,331
Prepaid expenses	716,039	514,388
Other current assets	60,795	644,705

Total current assets	49,038,794	30,257,618
Property and equipment, net of accumulated depreciation of $24,946,000 and $24,211,000 at December 31, 2011 and June 30, 2011, respectively	3,023,153	3,456,150
Value of life insurance policies	600,005	581,005
Other long-term assets	30,000	30,000

Total Assets	$52,691,952	$34,324,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,921,696	$5,548,318

Total current liabilities	5,921,696	5,548,318
Other liabilities	1,251,454	1,134,492
Commitments and Contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2011 and June 30, 2011	—	—
Common stock, $0.01 par value; authorized 110,000,000 shares; issued and outstanding, 75,519,529 shares at December 31, 2011 and 75,463,066 shares at June 30, 2011	755,195	754,630
Capital contributed in excess of par	247,617,955	245,023,414
Treasury stock, at cost, 34,725 shares at December 31, 2011 and at June 30, 2011	(458,370)	(458,370)
Accumulated deficit	(202,305,634)	(217,898,394)
Accumulated other comprehensive income	136,353	394,669

Total Immunomedics, Inc. stockholders’ equity	45,745,499	27,815,949
Noncontrolling interest in subsidiary	(226,697)	(173,986)

Total stockholders’ equity	45,518,802	27,641,963

Total Liabilities and Stockholders’ Equity	$52,691,952	$34,324,773

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Revenues:
License fee and other revenues	$28,418,000	$75,000	$28,418,000	$75,000
Product sales	1,064,426	728,843	1,924,293	1,859,114
Research and development	173,004	199,684	457,791	563,234

Total revenues	29,655,430	1,003,527	30,800,084	2,497,348

Costs and Expenses:
Costs of goods sold	134,189	107,259	230,054	216,275
Research and development	6,225,531	5,762,305	11,037,783	11,607,319
Sales and marketing	239,678	175,958	451,564	358,121
General and administrative	1,880,516	1,474,258	3,048,039	3,531,751

Total costs and expenses	8,479,914	7,519,780	14,767,440	15,713,466

Operating income (loss)	21,175,516	(6,516,253)	16,032,644	(13,216,118)
Qualifying Therapeutic Discovery Project Program income	—	2,888,688	—	2,888,688
Interest and other income	20,559	251,919	28,440	504,482
Foreign currency transaction (loss)	(106,395)	(53,419)	(84,321)	(24,744)

Income (loss) before income tax (expense) benefit	21,089,680	(3,429,065)	15,976,763	(9,847,692)
Income tax (expense) benefit	(422,750)	1,679	(436,714)	(45,223)

Consolidated net income (loss)	20,666,930	(3,427,386)	15,540,049	(9,892,915)
Net loss attributable to noncontrolling interest	(26,597)	—	(52,711)	—

Net income (loss) attributable to Immunomedics, Inc. stockholders	$20,693,527	$(3,427,386)	$15,592,760	$(9,892,915)

Income (loss) per common share attributable to Immunomedics, Inc. stockholders:
Basic	$0.27	$(0.05)	$0.21	$(0.13)

Diluted	$0.27	$(0.05)	$0.20	$(0.13)

Weighted average shares used to calculate income (loss) per common share:
Basic	75,458,494	75,289,346	75,466,812	75,279,240

Diluted	75,964,317	75,289,346	76,091,065	75,279,240

Comprehensive income (loss):
Consolidated net income (loss)	$20,666,930	$(3,427,386)	$15,540,049	$(9,892,915)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(79,828)	(31,360)	(258,316)	118,699
Unrealized gain on securities available for sale – net	—	81,408	—	205,082

Other comprehensive (loss) income	(79,828)	50,048	(258,316)	323,781

Comprehensive income (loss)	$20,587,102	$(3,377,338)	$15,281,733	$(9,569,134)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Consolidated net income (loss)	$15,540,049	$(9,892,915)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	735,008	811,510
License fee revenue	(28,418,000)	—
Gain on insurance claim for equipment failure	—	(251,151)
Increase (decrease) in allowance for doubtful accounts	8,948	(20,351)
Amortization of discounts of auction rate securities	—	(120,114)
Gain on sale of auction rate securities	—	(40,650)
Non-cash expense related to stock compensation	997,814	997,443
Non-cash increase in value of life insurance policy	(19,000)	(28,018)
Amortization of deferred rent	116,962	53,288
Changes in other operating assets and liabilities	820,054	(533,052)
Other	(258,316)	118,699

Net cash used in operating activities	(10,476,481)	(8,905,311)

Cash flows from investing activities:
Proceeds from sales of auction rate securities	—	957,000
Purchases of property and equipment	(302,011)	(360,905)
Proceeds from insurance claim for equipment failure	—	100,000

Net cash (used in) provided by investing activities	(302,011)	696,095

Cash flows from financing activities:
Exercise of stock options, net	15,292	5,525

Net cash provided by financing activities	15,292	5,525

Net decrease in cash and cash equivalents	(10,763,200)	(8,203,691)

Cash and cash equivalents, beginning of period	27,097,610	29,533,230

Cash and cash equivalents, end of period	$16,334,410	$21,329,539

Supplemental information for the statement of cash flows: Issuance of common stock purchase warrant	$1,582,000	$—

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

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2011 has been derived from the Company’s audited fiscal 2011 consolidated financial statements. Operating results for the three and six-month periods ended December 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2012, or any other period.

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

As of December 31, 2011, the Company had $16.3 million of cash and cash equivalents. In January 2012, the Company received $30.0 million of cash proceeds as a result of entering into the December 27, 2011 Amendment Agreement with UCB Pharma, S.A. (the “Amendment Agreement”) to amend the Development and License Agreement between the parties, dated May 9, 2006, (the “UCB Agreement”). Based on available cash and cash equivalents after adjusting for the $30.0 million from UCB received in January 2012, the Company has sufficient funds to continue its operations and research and development programs for at least the next twelve months. Cash requirements in fiscal year 2012 are expected to be in the $20.0 - $22.0 million range, approximately the same level as in the previous fiscal year.

Research and development activities are expected to continue to expand over time. Clinical development and eventual registration of clivatuzumab are under discussions with the FDA and key opinion leaders. The Company does not believe it has adequate cash to complete development of all of its research and development compounds in its development pipeline in line with its corporate strategy. As a result, Immunomedics will continue to require additional financial resources in order to continue its research and development programs, clinical trials of product candidates and regulatory filings.

The Company continues to pursue partnering opportunities and other activities for its product candidates, which could provide up-front and milestone payments, as well as funding of development costs and other licensing possibilities. In the event that the Company is unable to secure funding from partnering arrangements, it would seek to raise additional capital or pursue other strategic options. Since its inception in 1982, the Company’s principal sources of funds have been the private and public sale of debt and equity securities and revenues from licensing agreements. There can be no assurance that Immunomedics will be able to raise the additional capital it will need on commercially acceptable terms, if at all. If not, the Company’s ability to continue its research and development will be materially and adversely affected. Furthermore, the terms of any such debt or equity financing may include covenants which limit the Company’s future ability to manage the business.

2.	Summary of Significant Accounting Policies

These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2011. The Company adheres to the same accounting policies in preparation of its interim financial statements.

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

In April, 2010 the FASB issued ASU 2010-17 “Revenue Recognition – Milestone Method”, which provides guidance to research and development companies on defining a milestone and determining when it may be appropriate to apply the milestone method when recognizing revenue. The milestone method of revenue recognition is an accounting policy election that has been adopted by the Company. In order to determine the revenue recognition for contingent milestones, the Company evaluates the contingent milestones using the criteria as provided by the FASB guidance on the milestone method of revenue recognition at the inception of a collaboration agreement. The criteria requires that (i) the Company determines if the milestone is commensurate with either its performance to achieve the milestone or the enhancement of value resulting from the Company’s activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved.

Payments received under contracts to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Payments received in advance that are related to future performance are deferred and recognized as revenue when the research projects are performed. Upfront nonrefundable fees associated with license and development agreements where the Company has continuing obligations in the agreement are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis.

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

Financial assets recorded on the condensed consolidated balance sheets as of December 31, 2011 and June 30, 2011 are categorized based on the inputs to the valuation techniques as follows (in thousands):

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

	($ in thousands)
December 31, 2011	Level 1	Level 2	Level 3	Total
Money Market Funds	$10,307	$—	$—	$10,307

Total	$10,307	$—	$—	$10,307

June 30, 2011	Level 1	Level 2	Level 3	Total
Money Market Funds	$22,297	$—	$—	$22,297

Total	$22,297	$—	$—	$22,297

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

Inventory consisted of the following (in thousands):

	December 31, 2011	June 30, 2011
Work in process	$—	$70
Finished goods	579	220

	$579	$290

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

For the three and six-month periods ended December 31, 2011 the Company provided for $0.4 million of domestic income taxes, net of the utilization of deferred tax assets and the valuation allowance recorded upon it. The Company’s effective tax rates for the three and six-month periods ended December 31, 2011 were significantly lower than the statutory rate due to its utilization of its net operating loss carryforwards, which offset the Company’s domestic taxable income, except for Federal alternative minimum taxes that are not offset by the net operating losses. The Company’s U.S. operations reported a net loss for the three and six-month periods ended December 31, 2010. Income taxes were also provided for profitable foreign jurisdictions at the applicable effective tax rate during the three and six-month periods ended December 31, 2011 and 2010. The income expense (benefit) for foreign jurisdictions for the three and six-month periods ended December 31, 2011 includes $23 thousand and $37 thousand, respectively, for activities resulting from taxable foreign entities, as compared to ($2 thousand) and $45 thousand for the three and six-month periods ended December 31, 2010, respectively.

Net Income (Loss) Per Share Allocable to Common Stockholders

Basic net income (loss) per share is based upon the number of weighted average number of shares of common stock and vested shares outstanding. For the three and six-month periods ended December 31, 2011, diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. For the three and six-month periods ended December 31, 2010 the diluted net loss per common share is calculated based on the weighted average number of shares outstanding excluding the exercise or conversion of all potential common shares because their effect would have been anti-dilutive, due to the net loss recorded. Potential shares of common stock result from the assumed exercise of outstanding stock options and warrant shares, with exercise prices less than the average market price of the Company’s common stock during the three and six-month periods ended December 31, 2011 and 2010, are calculated under the treasury stock method. All other outstanding stock options and warrant shares have been excluded from the calculation.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), net unrealized gains on securities available for sale and foreign exchange translation adjustments and is presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Qualifying Therapeutic Discovery Project Program

On October 29, 2010, the Company was notified that it had been awarded a total cash grant of approximately $2.9 million under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code, of which approximately $2.5 million relates to qualifying expenses the Company had previously incurred during the 2010 fiscal year which was received during the second quarter of fiscal 2011. The remainder of the grant of approximately $0.4 million was received during the first quarter of fiscal 2012 based on qualifying expenses the Company incurred during the 2011 fiscal year. The Company recognized the full $2.9 million of the grant as of the date of notification since the Company had already incurred all of the qualifying expenses. Since this program was non-recurring in nature, the Company elected to classify this payment as other income in the Condensed Consolidated Statements of Operations for the six-month period ended December 31, 2010.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which will require all companies to disclose their agreements for financial instruments and derivative instruments that are either offset in the balance sheet (presented on a net basis), or subject to an enforceable master netting arrangement. The Company is assessing the impact on its financial statements and will adopt this guidance on July 1, 2013, as required, which is not expected to have a significant impact on its financial statements.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. ASU 2011-12 eliminated the requirement to reflect reclassification adjustments for items that are reclassified from other comprehensive income to net income. This had no impact on the Company’s financial statements.

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

A summary of the 2006 Stock Incentive Plan, as amended (the “Plan”), is provided in Note 7 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally vest based on four years of continuous service and have 7-year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, are vested immediately and have 7-year contractual terms. Under the plan, 12,000,000 shares of common stock were authorized for issuance. At December 31, 2011, there were 11,132,142 shares of common stock options that are authorized for issuance, which was comprised of 3,266,475 shares of common stock previously available under the 2002 Employee Share Option Plan (the “2002 Plan”) and an additional 7,865,667 shares of common stock under the 2006 Plan. At December 31, 2011, 4,402,699 stock options were still available for future grant and shares of common stock were reserved for possible future issuance upon exercise of stock options both currently outstanding and which may be issued in the future.

The fair value of each option granted during the six-month period ended December 31, 2011 and 2010 is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the following table:

	Six-month periods ended December 31,
	2011	2010
Expected dividend yield	0%	0%
Expected option term (years)	5.32	5.42
Expected stock price volatility	80%	88%
Risk-free interest rate	1.45% - 2.46%	2.33% - 2.43%

The weighted average fair value at the date of grant for options granted during the six-month periods ended December 31, 2011 and 2010 were $2.33 per share. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated based on ten-year daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the six-month period ended December 31, 2011 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2011	6,471,975	$4.92
Granted	84,000	$3.52
Exercised	(6,251)	$2.45
Cancelled or forfeited	(303,406)	$17.80

Outstanding, December 31, 2011	6,246,318	$4.28	3.42	$2,326,311

Exercisable, December 31, 2011	5,037,295	$4.52	2.96	$2,006,524

The Company has 1,209,023 non-vested options outstanding as of December 31, 2011. As of December 31, 2011, there was $3.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.71 years. The Company recorded $0.5 million and $0.8 million for stock-based compensation expense related to stock options for the three and six-month periods ended December 31, 2011, respectively, as compared to $0.5 million and $0.9 million for the three and six-month periods ended December 31, 2010, respectively.

As part of the Plan, on the date of each annual stockholder meeting, each non-employee Board member who continues to serve as a non-employee Board member shall automatically be granted restricted stock units covering not more than an additional 5,000 shares of common stock provided such individual has served as a non-employee Board member for a period of at least three months. The Company issued 25,000 restricted stock units to non-employee Board members in December 2011 under this plan. The Company recorded $20 thousand and $39 thousand for stock-based compensation expense for these non-employee Board members restricted stock units for the three and six-month periods ended December 31, 2011, respectively, as compared to $22 thousand and $32 thousand for the three and six-month periods ended December 31, 2010, respectively.

On August 24, 2011, at the Compensation Committee Meeting, the Company awarded 370,000 restricted stock units to certain executive officers of the Company at the market price on that date ($3.43 per share). These restricted stock units will vest over a four year period. As of December 31, 2011 there was $1.4 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these awards. That cost is being recognized over a weighted-average period of 3.29 years. The Company recorded $0.1 million and $0.2 million for stock-based compensation expense related to these restricted stock units for the three and six-month periods ended December 31, 2011, respectively, as compared to $25 thousand and $54 thousand for the three and six-month periods ended December 31, 2010.

A summary of the Company’s non-vested restricted stock units at July 1, 2011, and changes during the six-month period ended December 31, 2011 is presented below:

Outstanding Non-Vested Restricted Stock Units	Number of Awards
Non-vested at July 1, 2011	151,875
Granted	395,000
Vested/Exercised	(63,750)
Forfeited	—

Non-vested at December 31, 2011	483,125

4.	Earnings Per Share

Per share data is based on the weighted average number of shares of the Company’s common stock during the relevant period. Basic earnings (loss) per share is calculated using the weighted average number of outstanding shares of common stock. Diluted earnings (loss) per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional common stock issuable for stock options and restricted stock whether or not currently exercisable. Diluted earnings (loss) per share for all the periods presented do not include securities if their effect was anti-dilutive (in thousands, except per share amounts).

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Consolidated net income (loss)	$20,667	$(3,427)	$15,540	$(9,893)

Basic earnings (loss) per share:
Weighted average basic common shares outstanding	75,458	75,289	75,447	75,279
Basic earnings (loss) per share	$0.27	$(0.05)	$0.21	$(0.13)

Diluted earnings (loss) per share:
Weighted average basic common shares outstanding	75,458	—	75,447	—
Dilutive effect of stock options outstanding	452	—	572	—
Dilutive effect of restricted stock	54	—	72	—

Weighted average diluted common shares outstanding	75,964	75,289	76,091	75,279

Diluted earnings (loss) per share	$0.27	$(0.05)	$0.20	$(0.13)

Stock options and stock warrant are excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	6,278	5,851	6,202	6,011

5.	Geographic Segments

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics for the three and six-months ended December 31, 2011 and 2010 ($ in thousands):

	Three-Months Ended December 31, 2011
	United States	Europe	Total
Total assets	$48,294	$4,398	$52,692
Property and equipment, net	3,023	—	3,023
Revenues	28,603	1,052	29,655
Income before taxes	20,978	112	21,090

	Three-Months Ended December 31, 2010
	United States	Europe	Total
Total assets	$32,981	$5,480	$38,461
Property and equipment, net	3,876	1	3,877
Revenues	276	728	1,004
(Loss) income before taxes	(3,472)	43	(3,429)

	Six-Months Ended December 31, 2011
	United States	Europe	Total
Revenues	$28,892	$1,908	$30,800
Income before taxes	15,787	190	15,977

	Six-Months Ended December 31, 2010
	United States	Europe	Total
Revenues	$647	$1,850	$2,497
(Loss) income before taxes	(10,059)	211	(9,848)

6.	Related Party Transactions

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

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics pursuant to research contracts. For fiscal 2012, the Company also reimbursed one-half of the clean-up costs for the disposal of materials related to the Company’s contract research at the CMMI facility. The facility was closed in calendar year 2011. The expenses relating to research contracts totaled approximately $54 thousand and $0.1 million for the three and six-month periods ended December 31, 2011, respectively, as compared to $46 thousand and $0.1 million for the three and six-month periods ended December 31, 2010, respectively. The Company also provides to CMMI, at no cost, laboratory materials and supplies. The Company leases approximately 1,400 square feet, at a cost of $44.4 thousand per year, of the Immunomedics Morris Plains, NJ facility to CMMI. The Company incurred legal expenses on behalf of CMMI for patent related matters for the three and six-month period ended December 31, 2011 of $14 thousand and $22 thousand, respectively, as compared to $16 thousand and $27 thousand for the three and six-month periods ended December 31, 2010, respectively. The Company has first rights to license those patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

For each of the three and six-month periods ended December 31, 2011 and 2010, Dr. Goldenberg received $13.5 thousand and $27 thousand, respectively, in compensation for his services to IBC.

Effective July 1, 2011, the Company entered into the Third Amended and Restated Employment Agreement with Dr. Goldenberg for his service to the Company as the Chief Scientific Officer and Chief Medical Officer (the “Goldenberg Agreement”), which terminates July 1, 2016. This agreement covers aspects of his compensation as well as duties and responsibilities at Immunomedics. Under this new agreement Dr. Goldenberg’s annual base salary is at a minimum of $.5 million, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee, (increased 4% for the 2012 fiscal year). Dr. Goldenberg will also be eligible to participate in any Company incentive compensation plan in place for its senior level executives and is eligible to receive an annual discretionary bonus based upon certain performance standards to be determined by the Compensation Committee. Dr. Goldenberg’s annual bonus target is 50% of his annual base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. For a full description of the Goldenberg Agreement see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and the notes to the audited financial statements contained therein.

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

Under the terms of the Goldenberg Agreement, the Company makes a minimum payment of $.2 million to Dr. Goldenberg during each of the fiscal years during the Goldenberg Agreement, payable in equal quarterly payments, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. For the three and six-month periods ended December 31, 2011 and 2010, no additional incentive compensation payments were made to Dr. Goldenberg other than the $37.5 thousand minimum quarterly payments. During the three-month period ended December 31, 2011, in accordance with the terms of the Goldenberg Agreement, the Company has accrued an additional $.4 million for additional incentive compensation for Dr. Goldenberg to be paid upon the completion of the 2012 fiscal year due to the expectation of the Company’s profitability for the 2012 fiscal year. However, there can be no assurance that the Company will be profitable for the 2012 fiscal year.

7.	License Agreements

Nycomed GmbH

On July 11, 2008, the Company entered into the Nycomed Agreement with Nycomed providing Nycomed a worldwide license to develop, manufacture and commercialize veltuzumab, the Company’s humanized anti-CD20 antibody, veltuzumab in the subcutaneous formulation, for the treatment of all non-cancer indications. The Company retains the rights to develop, manufacture and commercialize veltuzumab in the field of oncology.

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

Given that the Company’s performance obligations have been satisfied upon its completion of its manufacturing and supply obligations and its responsibilities in the Phase I/II study in ITP and are not provided for over time, such milestone payments do not qualify for the milestone method of revenue recognition and are not deemed to be substantive. However, as the Company has no future performance obligations related to the Nycomed Agreement, revenue will be recognized when earned upon achievement of the agreed upon milestones.

In accordance with the Company’s accounting policy and applicable revenue recognition guidance, royalties are not evaluated under the milestone method and are recognized when earned. Similarly, the Company treats sales-based milestone payments as royalties. As such, sales milestone payments, which are related to the achievement of specified product sales thresholds, are not evaluated under the milestone method and are recognized into revenue when earned.

Nycomed has subsequently requested additional services beyond what the Company was obligated to perform and the reimbursement of these services are recognized as a reduction of research and development expenses. The Company billed Nycomed $0.2 million and $1.7 million for the three and six-month periods ended December 31, 2011, respectively, as compared to $1.4 million and $2.1 million for the three and six-month periods ended December 31, 2010, respectively. These services are expected to continue to decline subsequent to December 31, 2011.

UCB, S.A.

On May 9, 2006, the Company entered into an agreement with UCB, referred to herein as the UCB Agreement, providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab for the treatment of all non-cancer indications. Under the terms of the UCB Agreement, the Company received from UCB a non-refundable cash payment totaling $38.0 million. For a description of this agreement and related transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and the notes to the audited financial statements contained therein.

On December 27, 2011, the Company entered into the Amendment Agreement with UCB. Under the terms of the Amendment Agreement, UCB received the right to sublicense its rights in epratuzumab to a third party for the United States and certain other territories upon execution of the Amendment Agreement. The Company also issued to UCB on December 27, 2011 a 5-year warrant to purchase one million shares of the Company's common stock, par value $0.01 per share, at an exercise price of $8.00 per share. In exchange for the right to sublicense its rights in epratuzumab to a third party and the warrant issuance, the Company received a non-refundable fee of $30.0 million payable in cash in January 2012. Further, under the terms of the Amendment Agreement, UCB returned its buy-in right with respect to epratuzumab in the field of oncology, which had been granted under the UCB Agreement.

Under the terms of the Amendment Agreement, in addition to the non-refundable fee of $30.0 million that was received in January 2012, the Company is entitled to receive an additional $30.0 million non-refundable fee contingent upon UCB entering into an effective sublicense agreement with a third party.

Furthermore, the Amendment Agreement entitles the Company to additional contingent revenue payments and/or amends such payments included in the UCB Agreement. Collectively, the UCB Agreement and the Amendment Agreement entitle the Company to receive up to $170.0 million in cash payments and up to $20.0 million in equity investments by UCB in Immunomedics Common Stock contingent upon various regulatory achievements related to the successful development of epratuzumab by UCB (“development milestone payments”) and up to $260.0 million related to the achievement of specified product sales thresholds (“commercialization milestone payments”). Of these amounts, $40.0 million in development milestones and $125.0 million in commercialization milestones are contingent upon UCB sublicensing its rights to a third party. The development milestone payments of $190.0 million relate to regulatory approvals and first commercial sales of licensed products to be achieved in Europe ($40.0 million), the U.S. ($80.0 million) and Japan ($20.0 million) and include up to $50.0 million for potential regulatory approvals for autoimmune disease indications not in clinical trials at the time these agreements became effective. The Company will also receive product royalties based upon a percentage of aggregate annual net sales under the UCB Agreement and Amendment Agreement during the product royalty term, the amount of which is subject to change in the event that UCB sublicenses its rights to a third party. No development milestone, commercialization milestone or royalty payments were achieved through December 31, 2011. There can be no assurance that these regulatory or sales achievements will be met and therefore there can be no assurance that the Company will receive such future payments.

In accordance with the applicable accounting guidance for multiple-element revenue arrangements (ASU 2009-13), the Company evaluated the terms and conditions of the Amendment Agreement to determine if such amendments represented a material modification of the UCB Agreement. A material modification requires an entity to account for an arrangement that was entered into prior to the prospective adoption of ASU 2009-13 under the provisions of ASU 2009-13 and to determine if an adjustment is required on the date of modification to reflect the accounting that would have resulted had the entity applied the requirements of ASU 2009-13 from the date of the inception of the contract. Given the additional rights provided to UCB under the Amendment Agreement, the warrant issuance, and the additional contingent revenue payments, the Company concluded that the Amendment Agreement did represent a material modification of the UCB Agreement. However, given that the Company had no remaining performance obligations related to the UCB Agreement, the Amendment Agreement did not impact the accounting for the $38.0 million cash payment that was received from UCB in 2006 and recognized into revenue in prior years.

The Company assessed its obligations under the Amendment Agreement and concluded that it had two deliverables and two units of accounting including 1) providing UCB with the right to sublicense its rights in epratuzumab and 2) the warrant issuance, both of which were satisfied upon execution of the Amendment Agreement on December 27, 2011. UCB is fully responsible for all development and commercialization of epratuzumab. The Company has no other obligations for the development of the product under terms of the UCB Agreement and the Amendment Agreement. As such, the $30.0 million non-refundable fee that was earned upon execution of the Amendment Agreement and subsequently received in January 2012 was allocated to the two units of accounting using a relative selling price method for each deliverable. Accordingly, as all deliverables were satisfied on December 27, 2012, the Company recorded $28.4 million of license fee revenue, which was determined by the Company to represent an appropriate selling price for such rights granted to UCB, in the three and six-month periods ended December 31, 2011 and recorded the fair value of the warrant within capital contributed in excess of par in the amount of $1.6 million. All contingent revenue payments relate specifically to the license and sublicense rights provided to UCB in the UCB Agreement and Amendment Agreement, respectively. However, such payments are not included in allocable consideration until the events that give rise to the contingent consideration occur, even if it is probable that such events will occur.

The Company used a discounted cash flow model to determine the $1.6 million estimated fair value of the 5-year warrant as of December 27, 2011, using the Black-Scholes model. The warrant was accounted for as an equity transaction at December 31, 2011 as the warrant represents a freestanding financial instrument entitling UCB to a fixed number of unregistered shares for a fixed price, is not publically tradable or transferable, does not have a cash or net settlement option and can only be exercised by UCB. The significant assumptions used in preparing the discounted cash flow model include (i) Immunomedics common stock price volatility of 80%, (ii) the market yield risk free interest rate of 0.96% (estimated at the U.S. Treasury Five-Year Bond Rate on December 27, 2011), (iii) option price of the warrant at conversion ($8.00/share), (iv) the common stock price of $3.37/share at the close of business on December 27, 2011, (v) a dividend yield of 0% and (vi) the effective maturity period of five years (life of the warrant).

Given that the Company’s performance obligations have been satisfied upon execution of the Amendment Agreement and are not provided for over time, development milestone payments do not qualify for the milestone method of revenue recognition and are not deemed to be substantive. However, as the Company has no future performance obligations related to the UCB Agreement and Amendment Agreement, revenue will be recognized when earned upon achievement of the agreed upon milestones.

In accordance with the Company’s accounting policy and applicable revenue recognition guidance, royalties are not evaluated under the milestone method and are recognized when earned. Similarly, the Company treats sales-based milestone payments as royalties. As such, commercialization milestone payments, which are related to the achievement of specified product sales thresholds, are not evaluated under the milestone method and are recognized into revenue when earned.

8.	Commitments and Contingencies

Employment Contracts

On July 1, 2011, the Third Amended and Restated Employment Agreement with Dr. Goldenberg was executed and will continue for the period through July 1, 2016. Dr. Goldenberg’s annual base salary under the agreement is $.5 million, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee (increased by 4% for the 2012 fiscal year). Dr. Goldenberg’s annual bonus target is 50% of his base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. Dr. Goldenberg will also be eligible to receive equity compensation awards under the Company’s 2006 Stock Incentive Plan, as amended, or any such successor equity compensation plan as may be in place from time to time, at the discretion of the Compensation Committee. As part of this agreement a $.2 million annual minimum payment is paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments.

On July 1, 2011, the Company and Cynthia L. Sullivan entered into the Fourth Amended and Restated Employment Agreement pertaining to Ms. Sullivan's service as the Company's President and Chief Executive Officer. The Amended Sullivan Agreement shall terminate on July 1, 2014. Ms. Sullivan’s annual base salary under the agreement is $.6 million, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee. Ms. Sullivan is also eligible to participate in the Company’s incentive compensation plan in place for its senior level executives. Ms. Sullivan’s annual bonus target is 50% of her base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. Ms. Sullivan will also be eligible to receive equity compensation awards under the Company’s 2006 Stock Incentive Plan, or any such successor equity compensation plan as may be in place from time to time.

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

Overview

Immunomedics is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes approximately 190 issued patents in the United States, and more than 400 other issued patents worldwide, protects our product candidates and technologies.

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

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of December 31, 2011, we employed 16 professionals in our research and development departments and 22 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Epratuzumab remains of interest to the oncology community and is being studied in diverse clinical trials conducted by outside third parties, including the following:

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

COG Study Group: This clinical trial in relapsed pediatric acute lymphoblastic leukemia (ALL) enrolled a total of 128 patients, with 12 patients enrolled in the initial feasibility/Phase 1 portion (J Clin Oncol. 2008 Aug 1; 26(22):3756-62. PMID: 18669463), and 116 patients in the follow-on Phase 2 portion, where the first 56 patients were treated using a once-weekly dosing schedule of epratuzumab and the subsequent 60 patients were treated using a twice-weekly dosing schedule (as in the Phase 1 portion), in combination with chemotherapy. Results from the Phase 2 portion of the study were reported at the December 2011 Annual Meeting of the ASH.

A second study of epratuzumab combined with chemotherapy in relapsed pediatric ALL patients is being planned as a multi-center European trial by the IntreALL Inter-European study group. This study will assess the efficacy of this combination therapy using event-free survival as the surrogate for survival as the primary endpoint. This trial will be partially funded by the European Commission.

For adult ALL, there are three clinical trials that are ongoing. The MARALL trial, led by St. Bartholomew's Medical Center, London, is a multicenter Phase I/II study conducted in the UK, combining epratuzumab, veltuzumab and chemotherapy in relapsed adult ALL, and is expected to enroll 55 patients.

Sponsored by the French GRAALL Study Group, the CheprALL study is a multicenter Phase II study conducted in France using epratuzumab combined with chemotherapy in adult patients with relapsed ALL.

The SWOG Study Group is conducting a multicenter Phase II trial of epratuzumab combined with chemotherapy (clofaribine and cytarabine) in relapsed adult ALL. The primary objective of this trial is complete remission rate.

90Y-Epratuzumab Tetraxetan

GOELAMS Study of 90Y-epratuzumab as a consolidation therapy in aggressive non-Hodgkin lymphoma (NHL): This multicenter Phase II study in France is completing accrual of 75 patients with DLBCL who received radiolabeled epratuzumab as a consolidation therapy after R-CHOP. Encouraging interim efficacy results were presented at the Annual Meeting of the Society of Nuclear Medicine in June 2011 (J Nucl Med 2011; 52 (Supplement 1):355).

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

Veltuzumab

Autoimmune Disease Indications: Nycomed has initiated their Phase II dose-ranging study of subcutaneous (SC) veltuzumab in rheumatoid arthritis. The current trial in immune thrombocytopenic purpura (ITP), run by Immunomedics and funded by Nycomed, is continuing patient enrollment to evaluate alternative dosing schedules. Updated results from this study were presented at the 2011 ASH Annual Meeting.

Oncology Indications: For NHL, the Company is evaluating plans to initiate a Phase III registration trial for veltuzumab in NHL. The Company will need to secure additional funding to advance veltuzumab into Phase III.

The SC veltuzumab trial has been completed and the results have been published (Haematologica. 2011 Apr; 96(4):567-73. Epub 2010 Dec 20). For chronic lymphocytic leukemia (CLL), the study is continuing after amending the protocol to evaluate a different dosing schedule.

90 Y - Clivatuzumab Tetraxetan (90Y-hPAM4)

The Phase Ib/II study of 90Y-hPAM4 in patients with advanced pancreatic cancer has completed patient enrollment.

Results from the first part of this study were reported as an oral presentation at the June 2011 Society of Nuclear Medicine Annual Meeting. Final results from the two-part study were presented at the January 2012 Gastrointestinal Cancers Symposium.

The Company has consulted with regulatory authorities and key opinion leaders on several occasions to define further development plans for 90Y-hPAM4. It was recommended that we address the benefit of adding low-dose gemcitabine to our 90Y-hPAM4 before we use this combination in a registration trial, especially since our first Phase I study of 90Y-hPAM4 given by itself to patients relapsing to prior therapies showed evidence of therapeutic activity. As a result of these consultations, a Phase Ib clinical trial will be opened to accrue patients with pancreatic cancer who have failed at least two prior therapies. These patients will be enrolled into one of two arms in the trial: 90Y-hPAM4 versus 90Y-hPAM4 + low-dose gemcitabine. The Company believes this clinical trial, and the completed Phase Ib trial in patients with pancreatic cancer who are naïve to therapy (discussed above), will support progressing into registration trials in the future. However, the planned Phase III trial will be postponed approximately six months until the comparison of 90Y-hPAM4 to 90Y-hPAM4 + low-dose gemcitabine has been completed in pancreatic cancer patients who have had at least two prior therapies. The Company believes this is not only responsive to our advisors’ recommendations, but may ultimately provide a shortened clinical development program for this promising agent in pancreatic cancer therapy.

The Phase I dose-escalation, multicenter, trial of 90Y-clivatuzumab tetraxetan given alone in relapsed, advanced pancreatic cancer patients was published in Clinical Cancer Research (Clin Cancer Res. 2011 Jun 15;17(12):4091-100. Epub 2011 Apr 28. PMID: 21527562).

Milatuzumab

Early phase trials of milatuzumab in CLL and NHL, conducted by the Company and by Weill Cornell Medical College-NY Presbyterian Medical Center, respectively, are continuing patient accrual.

Milatuzumab is also being investigated in combination with veltuzumab by our collaborators at the Ohio State University, in patients with relapsed or refractory B-cell non-Hodgkin lymphoma (NHL) after at least 1 prior therapy. Results from this Phase I/II study were updated at the 2011 ASH Annual Meeting. The milatuzumab+veltuzumab combination has previously demonstrated in vitro anti-tumor activity in preclinical studies performed by this group (Blood. 2011 Apr 28;117(17):4530-41. Epub 2011 Jan 12. PMID: 21228331).

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

TF2

TF2 is a 90Y-based pretargeting radioimmunotherapeutic agent for the treatment of solid cancers expressing the carcinoembryonic antigen. The agent is currently being investigated for the therapy of patients with advanced colorectal cancer. Another trial in colorectal cancer is ongoing in the Netherlands sponsored by an investigator study group. A third trial has begun enrolling patients in Europe with small-cell-lung cancer, conducted by a French study group.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these condensed consolidated financial statements.

Revenue Recognition

In October 2009, the FASB, issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to the fair value with an allocation based on selling price. We apply ASU 2009-13 to our revenue arrangements containing multiple deliverables that are entered into. We allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting. ASU 2009-13 was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this amendment did not have a material impact on our condensed consolidated financial statements.

In April, 2010 the FASB issued ASU 2010-17 “Revenue Recognition – Milestone Method”, which provides guidance to research and development companies on defining a milestone and determining when it may be appropriate to apply the milestone method when recognizing revenue. The milestone method of revenue recognition is an accounting policy election that has been adopted by us. In order to determine the revenue recognition for contingent milestones, the Company evaluates the contingent milestones using the criteria as provided by the FASB guidance on the milestone method of revenue recognition at the inception of a collaboration agreement. The criteria requires that (i) we determine if the milestone is commensurate with either our performance to achieve the milestone or the enhancement of value resulting from our activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved.

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

Stock-Based Compensation

We have a stock incentive plan, the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization and to align employee’s interest. This plan is described more fully in Note 7 to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2011 and Note 3 to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the six-month periods ended December 31, 2011 and 2010:

	Six-Month Periods Ended December 31,
	2011	2010
Expected dividend yield	0.0%	0.0%
Expected life of options (years)	5.32	5.42
Expected stock price volatility	80%	88%
Risk-free interest rate	1.45% - 2.46%	2.33% - 2.43%

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

Impairment of Assets

We review our long-lived assets for impairment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon our judgment of our ability to recover the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated. Based on our review, we believe there is no impairment at December 31, 2011.

Results of Operations

Our results for any interim period, such as those described in the following analysis, are not necessarily indicative of the results for the entire fiscal year or any other future period.

Three-Month Period Ended December 31, 2011 Compared to 2010

Revenues

Revenues for the three-month period ended December 31, 2011 were $29.7 million, as compared to $1.0 million for the same period in 2010, representing an increase of $28.7 million or 2,870%. The increase was due to $28.4 million of license fee revenue earned under the terms of the Amendment Agreement with UCB whereby UCB received the right to sublicense to a third party a license to develop, manufacture, market and sell our drug epratuzumab, for the

United States and certain other territories. Product sales for the three-month period ended December 31, 2011 were $1.1 million, as compared to $0.7 million for the same period in 2010, representing an increase of $0.4 million or 57%. This increase resulted from higher sales volume for sales of LeukoScan in Europe. Research and development revenues for the three-month periods ended December 31, 2011 and 2010 were both $0.2 million.

Costs and Expenses

Total costs and expenses for the three-month period ended December 31, 2011 were $8.5 million, as compared to $7.5 million for the same period in 2010, representing an increase of $1.0 million or 13%. Research and development expenses for the three-month period ended December 31, 2011 were $6.2 million as compared to $5.8 million for the same period in 2010, an increase of $0.4 million or 7%. The increase in research and development expenses resulted primarily from a decrease of $1.2 million of research & development expense reimbursements from the previous year, partially offset by a decrease of $0.8 million of clinical trial related expenses. Cost of goods sold for the three-month period ended December 31, 2011 was $0.1 million for both periods. Gross profit margins were 87% and 85%, respectively, for the three-month periods ended December 31, 2011 and 2010. General and administrative costs increased to $1.9 million or 27% for the three-month period ended December 31, 2011, from $1.5 million for the same period of 2010, due primarily to an increase of $0.4 million in additional incentive compensation due to our Chairman in accordance with his employment agreement, resulting from the expectation of the Company’s profitability for the 2012 fiscal year. There can be no assurance that the Company will be profitable for the 2012 fiscal year.

Qualifying Therapeutic Discovery Project Program

On October 29, 2010, we received notification from the Department of the Treasury that we had been awarded a total cash grant of approximately $2.9 million under the QTDP program administered under Section 48D of the Internal Revenue Code, of which approximately $2.5 million relates to qualifying expenses we had previously incurred during the 2010 fiscal year and was received during the second quarter of fiscal 2011. The remainder of the grant of approximately $0.4 million we incurred during the 2011 fiscal year. We recognized the full $2.9 million of the grant as of the date of notification since we had already incurred all of the qualifying expenses. We classified this payment as other income in the Condensed Consolidated Statement of Operations for the three-month period ended December 31, 2010 as this program was non-recurring in nature. There was no similar program in the three-month period ended December 31, 2011.

Interest Income and Other Income

Interest and other income for the three-month periods ended December 31, 2011 and 2010 was $20 thousand and $0.3 million, respectively. The decrease was due in part to the $0.1 million gain from an insurance claim for equipment failure and $0.1 million for the amortization of the discount for the auction rate securities which were included in the prior year.

Foreign Currency Transaction (Loss) Gain

Foreign currency transactions amounted to a loss of $0.1 million for the three-month period ended December 31, 2011 as compared to a loss of $53 thousand for the same period in 2010, primarily as a result of currency fluctuations between the U.S. Dollar and the Euro.

Income Tax (Expense) Benefit

Income tax expense was $0.4 million for the three-month period ended December 31, 2011 as compared to an income tax benefit of $2 thousand for the three-month period ended December 31, 2010, as a result of the profitability of the domestic and foreign subsidiaries in 2011.

Consolidated Net Income (Loss)

Net income for the three-month period ended December 31, 2011 was $20.7 million or $0.27 per basic share as compared to a net loss of $3.4 million or $0.05 per basic share, for the same period in 2010 representing an increase of $24.1 million. The increase in net income reported in fiscal 2012 as compared to fiscal 2011 resulted primarily from the $28.4 million of license fee revenue recorded from the UCB Amendment Agreement during the second quarter of fiscal 2012, offset in part by the non-recurring $2.9 million of grants under the QTDP program in fiscal 2011 and $1.0 million of higher costs and expenses in fiscal 2012.

Six -Month Period Ended December 31, 2011 Compared to 2010

Revenues

Revenues for the six-month period ended December 31, 2011 were $30.8 million as compared to $2.5 million for the same period in 2010, representing an increase of $28.3 million or 1,132%. The increase was due to $28.4 million of license fee revenue earned under the terms of the Amendment Agreement with UCB whereby UCB received the right to sublicense to a third party a license to develop, manufacture, market and sell our drug epratuzumab, for the United States and certain other territories. Product sales for the six-month periods ended December 31, 2011 and 2010 were $1.9 million, as sales volume of LeukoScan in Europe were approximately the same for both periods. Research and development revenues for the six-month period ended December 31, 2011 were $0.5 million as compared to $0.6 million for the previous year, a decrease of $0.1 million or 17% due to the timing of program spending and the number of grant programs in place during each period.

Costs and Expenses

Total costs and expenses for the six-month period ended December 31, 2011 were $14.8 million, as compared to $15.7 million for the same period in 2010, representing a decrease of $0.9 million or 6%. Research and development expenses for the six-month period ended December 31, 2011 were $11.0 million as compared to $11.6 million for the same period in 2010, a decrease of $0.6 million or 5%. The decrease in research and development expenses resulted primarily from a decrease of $0.5 million of spending for clinical trials, $0.2 million of lower material purchases and $0.2 million for lower patent-related expenses, partially offset by $0.4 million reduced research and development expense reimbursement. Cost of goods sold for each of the six-month periods ended December 31, 2011 and 2010 was $0.2 million. Gross profit margins were 88% for the first six months of fiscal 2012 and fiscal 2011. General and administrative costs were $3.0 million for the six-month period ended December 31, 2011, and $3.5 million for the same period in 2010, a decrease of $0.5 million or 14%. The decrease is primarily attributable to decreased legal expenses of $1.0 million pertaining to the FINRA arbitration hearing. This was partially offset by the recognition in fiscal year 2012 of $0.4 million of additional incentive compensation to our Chairman in accordance with his employment agreement, resulting from the expectation of the Company’s profitability for the 2012 fiscal year. There can be no assurance that the Company will be profitable for the 2012 fiscal year.

Reimbursement of research and development expenses for the six-month period ended December 31, 2011 totaled $1.7 million as compared to $2.1 million for the six-month period ended December 31, 2010, and is expected to decrease significantly subsequent to December 31, 2011.

Interest and Other Income

Interest and other income for the six-month periods ended December 31, 2011 and 2010 was $28 thousand and $0.5 million, respectively. Included in fiscal 2010 results is $0.3 million of a gain from an insurance claim for equipment failure.

Qualifying Therapeutic Discovery Project Program (“QTDP”)

On October 29, 2010, we received notification from the Department of the Treasury that we had been awarded a total cash grant of approximately $2.9 million under the QTDP program administered under Section 48D of the Internal Revenue Code, of which approximately $2.5 million related to qualifying expenses we had incurred during the 2010 fiscal year and was received during the second quarter of fiscal 2011. The remainder of the grant of approximately $0.4 million was received during the first quarter of fiscal 2012 based on qualifying expenses we incurred during the 2011 fiscal year. We recognized the full $2.9 million of the grant as of the date of notification since we had already incurred all of the qualifying expenses. Since this program was non-recurring in nature, we classified this payment as other income in the Condensed Consolidated Statement of Operations for the six-month period ended December 31, 2010. There was no similar program in the six-month period ended December 31, 2011.

Foreign Currency Transaction Gain (Loss)

Foreign currency transactions amounted to a loss of $84 thousand for the six-month period ended December 31, 2011 as compared to a loss of $25 thousand in the same period in 2010 due to currency fluctuations between the U.S. Dollar and the Euro.

Income Tax Expense

Income tax expense of $0.4 million for the six-month period ended December 31, 2011 was primarily the result of Federal income taxes for the domestic operations as compared to $45 thousand for the same period in 2010, representing foreign income taxes for wholly-owned subsidiaries.

Consolidated Net Income (Loss)

Net income for the six-month period ended December 31, 2011 was $15.5 million or $0.21 basic per share, as compared to a net loss of $9.9 million, or $0.13 per basic share, for the same period in 2010, representing an increase of $25.4 million. The increase in net income in 2011 as compared to the same period in 2010 resulted primarily from the $28.4 million of license fee revenue recorded from the UCB Amendment Agreement during the second quarter of fiscal 2012, offset in part by the non-recurring $2.9 million of grants under the QTDP program.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operations. Net cash used in operating activities for the six-month period ended December 31, 2011 was $10.5 million compared to $8.9 million net cash used in operating activities for the six months ended December 31, 2010 due principally to proceeds received in 2010 from the QTDP ($2.5 million) which were not received in 2011, and $0.8 million in a decrease of other assets and a $0.5 million increase in accounts payable and accrued expenses.

Cash flows from investing. Net cash used in investing activities for the six-months ended December 31, 2011 was $0.3 million compared to $0.7 million of net cash provided by investing activities for the six-months ended December 31, 2010. The decrease in cash flow from investing activities for fiscal 2012 is primarily due to the prior year’s receipt of $1.0 million from the proceeds from the sale of ARS and $0.1 million in proceeds from an insurance claim, which were not repeated in the 2012 fiscal year.

Cash flows from financing. Net cash provided by financing activities for the six-month periods ended December 31, 2011 and 2010 were less than $0.1 million.

Working Capital and Cash Requirements

At December 31, 2011, we had working capital of $43.1 million, which was approximately $18.4 million higher than the working capital of $24.7 million at June 30, 2011. The increase in working capital was primarily a result of the $30.0 million receivable from UCB as a result of the Amendment Agreement, partially offset by our use of $10.5 million of cash and cash equivalents in operations.

Our cash and cash equivalents amounted to $16.3 million at December 31, 2011, representing a decrease of $10.8 million from $27.1 million at June 30, 2011. The decrease was primarily attributable to the $10.5 million of cash used in operations during the six-month period ended December 31, 2011.

During January 2012 we received $30.0 million of cash proceeds related to the receivable from UCB. After receipt of the $30.0 million, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. Cash requirements in fiscal year 2012 are expected to be in the $20.0 - $22.0 million range, approximately the same level as the previous fiscal year.

Research and development activities are expected to continue to expand over time. Clinical development and eventual registration of clivatuzumab are under discussions with the FDA and key opinion leaders. We do not believe we will have adequate cash to complete our research and development compounds in our development pipeline in line with our corporate strategy. As a result, we will continue to require additional financial resources in order to continue our research and development programs, clinical trials of product candidates and regulatory filings.

We are pursuing partnering opportunities and other activities for our other product candidates, which could provide up-front and milestone payments, as well as funding of development costs and other licensing possibilities. In the event that we are unable to secure funding from partnering arrangements, we would seek to raise additional capital or pursue other strategic options. Since our inception in 1982, our principal sources of funds have been the private and public sale of debt and equity securities and revenues from licensing agreements. There can be no assurance that we will be able to raise the additional capital we will need on commercially acceptable terms, if at all. If not, our ability to continue our research and development will be materially and adversely affected. Furthermore, the terms of any such debt or equity financing may include covenants which limit our future ability to manage the business.

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

We may be exposed to fluctuations in foreign currencies with regard to certain agreements with service providers relating to certain clinical trials that are in process. Depending on the strengthening or weakening of the U.S. dollar, realized and unrealized currency fluctuations could be significant.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 27, 2011, we issued and sold to UCB a 5-year warrant to purchase one million (1,000,000) shares of our common stock, par value $0.01 per share, at an exercise price equal to $8.00 per share. The warrant was issued to UCB in connection with the Amendment Agreement we entered into with them whereby UCB received the right to sublicense to a third party a license to develop, manufacture, market and sell our drug epratuzumab, for the United States and certain other territories, as described elsewhere in this quarterly report. The issuance of the warrant was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as transactions not involving a public offering.

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

We have incurred significant operating losses since our formation in 1982. As of December 31, 2011, we had an accumulated deficit of approximately $202.3 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our existing licensing agreements with UCB and Nycomed. The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our business operations or related cash flows. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging products. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic products and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. We expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

•

$38.0 million from UCB in fiscal 2006 to license the rights to develop, manufacture and commercialize epratuzumab for the treatment of all autoimmune disease indications, and $30.0 million in fiscal 2012 for the amended restructuring of the agreement;

•	approximately $259.0 million from the public and private sale of our debt and equity securities through December 31, 2011; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

Based on our expected cash utilization rate, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. Cash requirements in fiscal year 2012 are expected to be in the $20.0 - $22.0 million range, approximately the same level as in the previous fiscal year.

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

We are dependent upon Nycomed for the final development and commercialization of veltuzumab for the treatment of all non- cancer indications worldwide and upon UCB for the final development and commercialization of epratuzumab for the treatment of non-cancer indications worldwide and they may not be successful.

We have licensed the exclusive worldwide rights to two of our most advanced therapeutic compounds, veltuzumab (to Nycomed) and epratuzumab (to UCB). As a result, Nycomed and UCB are solely responsible, and we are depending upon them, for completing the clinical development of these compounds, obtaining all necessary regulatory approvals, and then commercializing and manufacturing the compounds for sale. If they do not fully perform their responsibilities under our agreements, or if the clinical trials to be conducted are not initiated, unsuccessful or are terminated by them for any other reason, our ability to commercialize these product candidates in the future, as well as other product candidates we have in development which are closely related to them, would be severely jeopardized. In such event, it is likely we would never receive any additional milestone payments or royalties that we are eligible to receive under our agreements with Nycomed and UCB, and our ability to fund the development and testing of our other product candidates would be adversely affected.

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

The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology and autoimmune disease products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Biogen Idec, Roche, GlaxoSmithKline, Human Genome Sciences, Seattle Genetics, Emergent BioSolutions, Merck Serono, Genmab, Amgen, Bristol-Myers Squibb, Bayer Healthcare Pharmaceuticals, Pfizer, AstraZeneca and Eli Lilly, are engaged in the development of therapeutic autoimmune and oncology products. For example, Human Genome Sciences and their corporate partner, GlaxoSmithKline recently received approval from the FDA for their human monoclonal antibody against B-lymphocyte stimulator, or BlyS, for the therapy of patients with SLE. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology and autoimmune disease products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman, Chief Scientific Officer and Chief Medical Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the six months ended December 31, 2011, we have incurred $0.1 million of research expenses for activities conducted by CMMI on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have research collaborations with CMMI. Dr. Goldenberg is also a minority stockholder, director and officer of our majority-owned subsidiary, IBC. Dr, Goldenberg is the primary inventor of new intellectual property for Immunomedics and IBC and is largely responsible for allocating ownership between the two companies.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our future products and profitability. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act or (PPACA), which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. Effective January 1, 2010, the new law increased the minimum Medicaid drug rebates for pharmaceutical companies, expanded the 340B drug discount program, and made changes to affect the Medicare Part D coverage gap, or “donut hole.” The law also revised the definition of “average manufacturer price” for reporting purposes (effective October 1, 2011), which could increase the amount of the Company’s Medicaid drug rebates to states, once the provision is effective. The new law also imposed a significant annual fee on companies that manufacture or import branded prescription drug products (beginning in 2010). Substantial new provisions affecting compliance also have been added, which may require modification of business practices with health care practitioners.

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

At February 7, 2012, we had 75,525,231 shares of common stock outstanding 6,718,443 additional shares reserved for the exercise of outstanding options and restricted stock units, 4,404,324 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plans, and 1,000,000 shares of common stock reserved for warrant shares.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of December 31, 2011, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 11% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

At February 7, 2012, we had 75,525,231 shares of common stock outstanding, 6,718,443 additional shares reserved for the exercise of outstanding options and restricted stock units, 4,404,324 additional shares of common stock authorized for issuance and remaining to be granted under our stock option plan, and 1,000,000 shares of common stock reserved for warrant shares.

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Exhibit Index” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

February 8, 2012	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

February 8, 2012	By:	/s/ Gerard G. Gorman
Gerard G. Gorman
Senior Vice President Finance and Chief
Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Amendment Agreement by and between the Company and UCB Pharma, S.A., dated December 27, 2011. *†

10.2	Form of Warrant issued by the Company to UCB Pharma, S.A., dated December 27, 2011.*

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended

December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.**

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. **

101.LAB	XBRL Taxonomy Extension Label Linkbase. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. **

*	Filed herewith.
**	Pursuant to Rule 406Tof Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.