Form 10-Q
period 2012-03-31
IMMUNOMEDICS INC
filed 2012-05-08
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of the registrant’s common stock outstanding as of May 7, 2012 was 75,590,555.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	June 30, 2011
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$39,050,635	$27,097,610
Accounts receivable, net of allowance for doubtful accounts of $40,000 at March 31, 2012 and $32,000 at June 30, 2011	618,896	736,980
Inventory	499,345	289,604
Other receivables	659,981	974,331
Prepaid expenses	705,821	514,388
Other current assets	656,495	644,705

Total current assets	42,191,173	30,257,618
Property and equipment, net of accumulated depreciation of $25,315,000 and $24,211,000 at March 31, 2012 and June 30, 2011, respectively	2,730,550	3,456,150
Value of life insurance policies	609,505	581,005
Other long-term assets	30,000	30,000

Total Assets	$45,561,228	$34,324,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,506,301	$5,548,318

Total current liabilities	5,506,301	5,548,318
Other liabilities	1,276,333	1,134,492
Commitments and Contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2012 and June 30, 2011	—	—
Common stock, $0.01 par value; authorized 110,000,000 shares; issued and outstanding, 75,531,585 shares at March 31, 2012 and 75,463,066 shares at June 30, 2011	755,315	754,630
Capital contributed in excess of par	248,115,593	245,023,414
Treasury stock, at cost, 34,725 shares at March 31, 2012 and at June 30, 2011	(458,370)	(458,370)
Accumulated deficit	(209,571,915)	(217,898,394)
Accumulated other comprehensive income	196,373	394,669

Total Immunomedics, Inc. stockholders’ equity	39,036,996	27,815,949
Noncontrolling interest in subsidiary	(258,402)	(173,986)

Total stockholders’ equity	38,778,594	27,641,963

Total Liabilities and Stockholders’ Equity	$45,561,228	$34,324,773

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Revenues:
License fee and other revenues	$—	$14,350	$28,418,000	$89,350
Product sales	768,362	848,819	2,692,655	2,707,933
Research and development	202,341	233,882	660,132	797,116

Total revenues	970,703	1,097,051	31,770,787	3,594,399

Costs and Expenses:
Costs of goods sold	90,598	98,272	320,652	314,547
Research and development	6,892,141	7,037,847	18,119,991	18,645,166
Sales and marketing	194,352	224,013	645,916	582,134
General and administrative	1,399,655	1,749,453	4,257,627	5,281,204

Total costs and expenses	8,576,746	9,109,585	23,344,186	24,823,051

Operating (loss) income	(7,606,043)	(8,012,534)	8,426,601	(21,228,652)
Qualifying Therapeutic Discovery Project Program income	—	—	—	2,888,688
Gain on auction rate securities, net	—	413,778	—	454,428
Interest and other (expense) income, net	(11,384)	21,379	17,056	485,211
Foreign currency transaction gain	102,727	48,137	18,406	23,393

(Loss) income before income tax (expense) benefit	(7,514,700)	(7,529,240)	8,462,063	(17,376,932)
Income tax benefit (expense)	216,714	(73,910)	(220,000)	(119,133)

Consolidated net (loss) income	(7,297,986)	(7,603,150)	8,242,063	(17,496,065)
Less net loss attributable to noncontrolling interest	(31,705)	(145,944)	(84,416)	(145,944)

Net (loss) income attributable to Immunomedics, Inc. stockholders	$(7,266,281)	$(7,457,206)	$8,326,479	$(17,350,121)

(Loss) income per common share attributable to Immunomedics, Inc. stockholders:
Basic	$(0.10)	$(0.10)	$0.11	$(0.23)

Diluted	$(0.10)	$(0.10)	$0.11	$(0.23)

Weighted average shares used to calculate income (loss) per common share:
Basic	75,490,716	75,317,976	75,461,341	75,291,963

Diluted	75,490,716	75,317,976	76,135,766	75,291,963

Comprehensive (loss) income:
Consolidated net (loss) income	$(7,297,986)	$(7,603,150)	$8,242,063	$(17,496,065)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	60,020	169,806	(198,296)	288,505
Unrealized gain on securities available for sale – net	—	(413,778)	—	(208,696)

Other comprehensive (loss) income	60,020	(243,972)	(198,296)	79,809

Comprehensive (loss) income	(7,237,966)	(7,847,122)	8,043,767	(17,416,256)
Less net loss attributable to noncontrolling interest	(31,705)	(145,944)	(84,416)	(145,944)

Net comprehensive (loss) income attributable to Immunomedics, Inc. stockholders	$(7,206,261)	$(7,701,178)	$8,128,183	$(17,270,312)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Consolidated net income (loss)	$8,242,063	$(17,496,065)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,103,648	1,095,223
Gain on insurance claim for equipment failure	—	(251,151)
Increase (decrease) in allowance for doubtful accounts	8,170	(24,360)
Amortization of discounts of auction rate securities	—	(120,114)
Gain on sale of auction rate securities	—	(454,428)
Non-cash expense related to stock compensation	1,495,572	1,431,007
Non-cash increase in value of life insurance policy	(28,500)	(23,162)
Amortization of deferred rent	141,841	79,932
Changes in other operating assets and liabilities	(30,717)	233,174
Other	(198,296)	288,505

Net cash provided by (used in) operating activities	10,733,781	(15,241,439)

Cash flows from investing activities:
Proceeds from sales of auction rate securities	—	9,545,000
Purchases of property and equipment	(378,048)	(398,443)
Proceeds from insurance claim for equipment failure	—	251,151

Net cash (used in) provided by investing activities	(378,048)	9,397,708

Cash flows from financing activities:
Issuance of common stock purchase warrant	1,582,000	—
Exercise of stock options, net	15,292	12,224

Net cash provided by financing activities	1,597,292	12,224

Net increase (decrease) in cash and cash equivalents	11,953,025	(5,831,507)

Cash and cash equivalents, beginning of period	27,097,610	29,533,230

Cash and cash equivalents, end of period	$39,050,635	$23,701,723

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

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. The balance sheet at June 30, 2011 has been derived from the Company’s audited fiscal 2011 consolidated financial statements. Operating results for the three and nine-month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2012, or any other period.

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

As of March 31, 2012, the Company had $39.1 million of cash and cash equivalents, which is sufficient for the Company to continue its operations and research and development programs for at least the next twelve months. Cash requirements in fiscal year 2012 are expected to be in the $22.0 - $24.0 million range, which is higher than the previous fiscal year, primarily as a result of the further clinical development of clivatuzumab in patients with pancreatic cancer. The Company is also evaluating future plans to initiate a Phase III registration trial of clivatuzumab in pancreatic cancer.

Research and development activities are expected to continue to expand over time. Clinical development and eventual registration of clivatuzumab are under discussions with the FDA and key opinion leaders. The Company does not believe it has adequate cash to continue to conduct development of all of its research and development compounds in its long-term development pipeline in line with its corporate strategy. As a result, Immunomedics will continue to require additional financial resources in order to complete its research and development programs, clinical trials of product candidates and regulatory filings.

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

Revenue Recognition

The Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to the fair value with an allocation based on selling price. The Company applies ASU 2009-13 to its revenue arrangements containing multiple deliverables that are entered into. The Company allocates revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or the Company’s estimate of selling price when fair value is not available for a given unit of accounting. ASU 2009-13 was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this amendment did not have a material impact on our condensed consolidated financial statements.

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

Financial assets recorded on the condensed consolidated balance sheets as of March 31, 2012 and June 30, 2011 are categorized based on the inputs to the valuation techniques as follows (in thousands):

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

	($ in thousands)
March 31, 2012	Level 1	Level 2	Level 3	Total
Money Market Funds	$34,314	$—	$—	$34,314

Total	$34,314	$—	$—	$34,314

June 30, 2011	Level 1	Level 2	Level 3	Total
Money Market Funds	$22,297	$—	$—	$22,297

Total	$22,297	$—	$—	$22,297

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

Inventory consisted of the following (in thousands):

	March 31, 2012	June 30, 2011
Work in process	$—	$70
Finished goods	499	220

	$499	$290

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

For the nine-month period ended March 31, 2012 the Company provided for $0.2 million of domestic and foreign income taxes. For the three-month period ended March 31, 2012 the Company recorded a net income tax benefit of $0.2 million based on its projected annual effective tax rate and the net loss recorded during the period, partially offset by income tax expense on profitable foreign subsidiaries. The Company’s effective tax rate for the three and nine-month periods ended March 31, 2012 were significantly lower than the statutory rate due to its utilization of its net operating loss carryforwards, which offset the Company’s domestic taxable income, except for Federal alternative minimum taxes that are not offset by the such operating losses. For both the three and nine-month periods ended March 31, 2011, the Company recorded income tax expense of $0.1 million primarily due to income from profitable foreign subsidiaries and adjustments based on the final domestic tax return.

Net Income (Loss) Per Share Allocable to Common Stockholders

Basic net income (loss) per share is based upon the number of weighted average number of shares of common stock and vested shares outstanding. For the nine-month period ended March 31, 2012, diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. For the three-month period ended March 31, 2012 and the three and nine-month periods ended March 31, 2011 the diluted net loss per common share was calculated based on the weighted average number of shares outstanding excluding the exercise or conversion of all potential common shares because their effect would have been anti-dilutive, due to the net loss recorded. Potential shares of common stock that result from the assumed exercise of outstanding stock options and warrant shares, with exercise prices less than the average market price of the Company’s common stock during the three and nine-month periods ended March 31, 2012 and 2011, are calculated under the treasury stock method. All other outstanding stock options and warrant shares have been excluded from the calculation.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income, foreign exchange translation adjustments and net unrealized gains on securities available for sale and is presented in the condensed consolidated statements of operations and comprehensive (loss) income.

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

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 eliminated the requirement to reflect reclassification adjustments for items that are reclassified from other comprehensive income to net income. This had no impact on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” to “improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.” The Company adopted this guidance on January 1, 2012, as required, which did not have a significant impact on its financial statements.

3.	Stock Incentive Plan

A summary of the 2006 Stock Incentive Plan, as amended (the “Plan”), is provided in Note 7 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. The Company believes that such Plan awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally vest based on four years of continuous service and have 7-year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, are vested immediately and have 7-year contractual terms. When a non-employee is elected to the Board of Directors, they are awarded 22,500 nonqualified stock options, which are vested immediately and have 7-year contractual terms. At March 31, 2012, there were 12,000,000 shares of common stock that are authorized for issuance upon the exercise of stock options or the delivery under restricted stock units under the Plan. At March 31, 2012, there were 4,528,292 shares available for grant under the Plan.

The fair value of each option granted during the nine-month periods ended March 31, 2012 and 2011 is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the following table:

	Nine-month periods ended March 31,
	2012	2011
Expected dividend yield	0%	0%
Expected option term (years)	5.32	5.42
Expected stock price volatility	80%	88%
Risk-free interest rate	1.35% - 2.46%	2.33% - 2.76%

The weighted average fair value at the date of grant for options granted during the nine-month periods ended March 31, 2012 and 2011 were $2.29 and $2.33, respectively, per share. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated based on Immunomedics daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the nine-month period ended March 31, 2012 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2011	6,471,975	$4.92	3.71	$3,350,818
Granted	115,500	$3.47
Exercised	(6,251)	$2.45
Cancelled or forfeited	(455,499)	$18.62

Outstanding, March 31, 2012	6,125,725	$3.87	3.23	$3,365,619

Exercisable, March 31, 2012	5,043,172	$3.99	2.81	$2,895,150

The Company has 1,082,553 non-vested options outstanding as of March 31, 2012. As of March 31, 2012, there was $3.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.57 years. The Company recorded $0.4 million and $1.2 million for stock-based compensation expense for the three and nine-month periods ended March 31, 2012, respectively, as compared to $0.4 million and $1.3 million for the three and nine-month periods ended March 31, 2011, respectively.

As part of the Plan, on the date of each annual stockholder meeting, each non-employee Board member who continues to serve as a non-employee Board member shall automatically be granted restricted stock units covering not more than an additional 5,000 shares of common stock provided such individual has served as a non-employee Board member for a period of at least three months. The Company recorded stock-based compensation expense for these non-employee Board members restricted stock units of $15 thousand and $54 thousand for the three and nine-month periods ended March 31, 2012, respectively, as compared to $21 thousand and $53 thousand for the three and nine-month periods ended March 31, 2011, respectively.

On August 24, 2011, at the Compensation Committee Meeting, the Company awarded 370,000 restricted stock units to certain executive officers of the Company at the market price on that date ($3.43 per share). These restricted stock units will vest over a four year period. As of March 31, 2012 there was $1.2 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these awards. That cost is being recognized over a weighted-average period of 3.11 years. The Company recorded $0.1 million and $0.3 million for stock-based compensation expense related to these restricted stock units for the three and nine-month periods ended March 31, 2012, respectively, as compared to $45 thousand and $131 thousand for the three and nine-month periods ended March 31, 2011.

A summary of the Company’s non-vested restricted stock units at July 1, 2011, and changes during the nine-month period ended March 31, 2012 is presented below:

Outstanding Non-Vested Restricted Stock Units	Number of Awards
Non-vested at July 1, 2011	151,875
Granted	395,000
Vested/Exercised	(83,125)
Forfeited	(5,000)

Non-vested at March 31, 2012	458,750

4.	Earnings Per Share

Per share data is based on the weighted average number of shares of the Company’s common stock during the relevant period. Basic earnings (loss) per share are calculated using the weighted average number of outstanding shares of common stock. Diluted earnings (loss) per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional common stock issuable for stock options and restricted stock whether or not currently exercisable. Diluted earnings (loss) per share for all the periods presented do not include securities if their effect was anti-dilutive (in thousands, except per share amounts).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Consolidated net (loss) income attributable to Immunomedics, Inc. stockholders	$(7,266)	$(7,457)	$8,326	$(17,350)

Basic (loss) earnings per share:
Weighted average basic common shares outstanding	75,491	75,318	75,461	75,292
Basic (loss) earnings per share	$(0.10)	$(0.10)	$0.11	$(0.23)

Diluted (loss) earnings per share:
Weighted average basic common shares outstanding	75,491	75,318	75,461	75,292
Dilutive effect of stock options outstanding	—	—	598	—
Dilutive effect of restricted stock	—	—	77	—

Weighted average diluted common shares outstanding	75,491	75,318	76,136	75,292

Diluted (loss) earnings per share	$(0.10)	$(0.10)	$0.11	$(0.23)

Stock options and warrant shares are excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	6,840	6,080	6,259	6,103

5.	Geographic Segments

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics for the three and nine-months ended March 31, 2012 and 2011 ($ in thousands):

	0000000000	0000000000	0000000000
	Three-Months Ended March 31, 2012
	United States	Europe	Total
Total assets	$42,930	$2,631	$45,561
Property and equipment, net	2,731	—	2,731
Revenues	203	768	971
(Loss) income before taxes	(7,559)	44	(7,515)

	0000000000	0000000000	0000000000
	Three-Months Ended March 31, 2011
	United States	Europe	Total
Total assets	$28,723	$2,991	$31,714
Property and equipment, net	3,630	1	3,631
Revenues	251	846	1,097
(Loss) income before taxes	(7,596)	67	(7,529)

	0000000000	0000000000	0000000000
	Nine-Months Ended March 31, 2012
	United States	Europe	Total
Revenues	$29,094	$2,677	$31,771
Income before taxes	8,228	234	8,462

	0000000000	0000000000	0000000000
	Nine-Months Ended March 31, 2011
	United States	Europe	Total
Revenues	$898	$2,696	$3,594
(Loss) income before taxes	(17,655)	278	(17,377)

6.	Related Party Transactions

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

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics pursuant to research contracts. For fiscal 2012, the Company also reimbursed one-half of the clean-up costs for the disposal of materials related to the Company’s contract research at the CMMI facility. The facility was closed in calendar year 2011. The expenses related to research contracts totaled approximately $0.1 million and $0.2 million for the three and nine-month periods ended March 31, 2012, respectively, as compared to $0.1 million and $0.2 million for the three and nine-month periods ended March 31, 2011, respectively. The Company leases approximately 2,000 square feet, at a cost of $55 thousand per year, of the Immunomedics Morris Plains, NJ facility to CMMI. The Company incurred legal expenses on behalf of CMMI for patent related matters for the three and nine-month period ended March 31, 2012 of $15 thousand and $37 thousand, respectively, as compared to $18 thousand and $45 thousand for the three and nine-month periods ended March 31, 2011, respectively. The Company has first rights to license those patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

For each of the three and nine-month periods ended March 31, 2012 and 2011, Dr. Goldenberg received $14 thousand and $41 thousand, respectively, in compensation for his services to IBC.

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

Under the terms of the Goldenberg Agreement, the Company makes a minimum payment of $.2 million to Dr. Goldenberg during each of the fiscal years during the Goldenberg Agreement, payable in equal quarterly payments, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. For the three and nine-month periods ended March 31, 2012 and 2011, no additional incentive compensation payments were made to Dr. Goldenberg other than the $37.5 thousand minimum quarterly payments. During the nine-month period ended March 31, 2012, in accordance with the terms of the Goldenberg Agreement, the Company has accrued an additional $0.4 million for additional incentive compensation for Dr. Goldenberg to be paid upon the completion of the 2012 fiscal year due to the expectation of the Company’s profitability for the 2012 fiscal year. However, there can be no assurance that the Company will be profitable for the 2012 fiscal year.

7.	License Agreements

Nycomed GmbH

On July 11, 2008, the Company entered into the Nycomed Agreement with Nycomed providing Nycomed a worldwide license to develop, manufacture and commercialize veltuzumab, the Company’s humanized anti-CD20 antibody, in the subcutaneous formulation, for the treatment of all non-cancer indications. The Company retains the rights to develop, manufacture and commercialize veltuzumab in the field of oncology.

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

On September 30, 2011, Takeda Pharmaceutical Company Limited completed its acquisition of Nycomed and made Nycomed a wholly owned subsidiary of Takeda (“Takeda-Nycomed”) effective the same day.

Takeda-Nycomed is solely responsible for the development, manufacturing and commercialization of veltuzumab, for the subcutaneous formulation, for all non-cancer indications. The Company’s major obligations were to complete the research and development activities as specified in the Nycomed Agreement and to manufacture and supply veltuzumab to Takeda-Nycomed for the quantity of materials for the period of time specified in the Nycomed Agreement. The Company completed its manufacturing and supply obligations and its’ responsibilities in the Phase I/II study in immune thrombocytopenic purpura, or ITP during the 2010 fiscal year.

Given that the Company’s performance obligations have been satisfied upon its completion of its manufacturing and supply obligations and its responsibilities in the Phase I/II study in ITP and are not provided for over time, such milestone payments are not deemed to be substantive milestones and do not qualify for the milestone method of revenue recognition. However, as the Company has no future performance obligations related to the Nycomed Agreement, revenue will be recognized when earned.

In accordance with the Company’s accounting policy and applicable revenue recognition guidance, royalties are not evaluated under the milestone method and are recognized when earned. Similarly, the Company treats sales-based milestone payments as royalties. As such, sales milestone payments, which are related to the achievement of specified product sales thresholds, are not evaluated under the milestone method and are recorded as revenue when earned.

Takeda-Nycomed has subsequently requested additional services beyond what the

Company was obligated to perform and the reimbursement of these services are recognized as a reduction of research and development expenses. The Company billed Takeda-Nycomed $0.2 million and $1.9 million for the three and mine-month periods ended March 31, 2012, respectively, as compared to $0.1 million and $1.6 million for the three and nine-month periods ended March 31, 2011, respectively. These services are expected to decline subsequent to March 31, 2012.

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

On December 27, 2011, the Company entered into the Amendment Agreement with UCB. Under the terms of the Amendment Agreement, UCB received the right to sublicense its rights in epratuzumab to a third party for the United States and certain other territories upon execution of the Amendment Agreement. The Company also issued to UCB on December 27, 2011 a 5-year warrant to purchase one million shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $8.00 per share. In exchange for the right to sublicense its rights in epratuzumab to a third party and the warrant issuance, the Company received a non-refundable fee of $30.0 million in January 2012. Further, under the terms of the Amendment Agreement, UCB returned its buy-in right with respect to epratuzumab in the field of oncology, which had been granted under the UCB Agreement.

Under the terms of the Amendment Agreement, in addition to the non-refundable fee of $30.0 million that was received in January 2012, the Company is entitled to receive an additional $30.0 million non-refundable fee contingent upon UCB entering into an effective sublicense agreement with a third party.

Furthermore, the Amendment Agreement entitles the Company to additional contingent revenue payments and/or amends such payments included in the UCB Agreement. Collectively, the UCB Agreement and the Amendment Agreement entitle the Company to receive up to $170.0 million in cash payments and up to $20.0 million in equity investments by UCB in Immunomedics Common Stock contingent upon various regulatory achievements related to the successful development of epratuzumab by UCB (“development milestone payments”) and up to $260.0 million related to the achievement of specified product sales thresholds (“commercialization milestone payments”). Of these amounts, $40.0 million in development milestones and $125.0 million in commercialization milestones are contingent upon UCB sublicensing its rights to a third party. The development milestone payments of $190.0 million relate to regulatory approvals and first commercial sales of licensed products to be achieved in Europe ($40.0 million), the U.S. ($80.0 million) and Japan ($20.0 million) and include up to $50.0 million for potential regulatory approvals for non-cancer indications not in clinical trials at the time these agreements became effective. The Company will also receive product royalties based upon a percentage of aggregate annual net sales under the UCB Agreement and Amendment Agreement during the product royalty term, the amount of which is subject to change in the event that UCB sublicenses its rights to a third party. No development milestone, commercialization milestone or royalty payments were achieved through March 31, 2012. There can be no assurance that these regulatory or sales achievements will be met and therefore there can be no assurance that the Company will receive such future payments.

In accordance with the applicable accounting guidance for multiple-element revenue arrangements (ASU 2009-13), the Company evaluated the terms and conditions of the Amendment Agreement to determine if such amendments represented a material modification of the UCB Agreement. A material modification requires an entity to account for an arrangement that was entered into prior to the prospective adoption of ASU 2009-13 under the provisions of ASU 2009-13 and to determine if an adjustment is required on the date of modification to reflect the accounting that would have resulted had the entity applied the requirements of ASU 2009-13 from the date of the inception of the contract. Given the additional rights provided to UCB under the Amendment Agreement, the warrant issuance, and the additional contingent revenue payments, the Company concluded that the Amendment Agreement did represent a material modification of the UCB Agreement. The Company had no remaining performance obligations related to the UCB Agreement, therefore the Amendment Agreement did not impact the accounting for the $38.0 million cash payment that was received from UCB in 2006 and recognized into revenue in prior years.

The Company assessed its obligations under the Amendment Agreement and concluded that it had two deliverables and two units of accounting including 1) providing UCB with the right to sublicense its rights in epratuzumab and 2) the warrant issuance, both of which were satisfied upon execution of the Amendment Agreement on December 27, 2011. UCB is fully responsible for all development and commercialization of epratuzumab. The Company has no other obligations for the development of the product under terms of the UCB Agreement and the Amendment Agreement. As such, the $30.0 million non-refundable fee that was earned upon execution of the Amendment Agreement was allocated to the two units of accounting using a relative selling price method for each deliverable. Accordingly, as all deliverables were satisfied on December 27, 2011, the Company recorded $28.4 million of license fee revenue, which was determined by the Company to represent an appropriate selling price for such rights granted to UCB, in the nine-month period ended March 31, 2012 and recorded the fair value of the warrant within capital contributed in excess of par in the amount of $1.6 million. All contingent revenue payments relate specifically to the license and sublicense rights provided to UCB in the UCB Agreement and Amendment Agreement, respectively. However, such payments are not included in allocable consideration until the events that give rise to the contingent consideration occur, even if it is probable that such events will occur.

The Company used a discounted cash flow model to determine the $1.6 million estimated fair value of the 5-year warrant as of December 27, 2011, using the Black-Scholes model. The warrant has been accounted for as an equity transaction at March 31, 2012 as the warrant represents a freestanding financial instrument entitling UCB to a fixed number of unregistered shares for a fixed price, is not publically tradable or transferable, does not have a cash or net settlement option and can only be exercised by UCB. The significant assumptions used in preparing the discounted cash flow model include (i) Immunomedics common stock price volatility of 80%, (ii) the market yield risk free interest rate of 0.96% (estimated at the U.S. Treasury Five-Year Bond Rate on December 27, 2011), (iii) option price of the warrant at conversion ($8.00/share), (iv) the common stock price of $3.37/share at the close of business on December 27, 2011, (v) a dividend yield of 0% and (vi) the effective maturity period of five years (life of the warrant).

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

Employment Contracts

On July 1, 2011, the Third Amended and Restated Employment Agreement with the Company and Dr. Goldenberg was executed and will continue for the period through July 1, 2016. Dr. Goldenberg’s annual base salary under the agreement is $0.5 million, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee (increased by 4% for the 2012 fiscal year). Dr. Goldenberg’s annual bonus target is 50% of his base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. Dr. Goldenberg will also be eligible to receive equity compensation awards under the Company’s 2006 Stock Incentive Plan, as amended, or any such successor equity compensation plan as may be in place from time to time, at the discretion of the Compensation Committee. As part of this agreement a $0.2 million annual minimum payment is paid in the aggregate against all Revenue Incentive Compensation and Royalty Payments.

On July 1, 2011, the Company and Cynthia L. Sullivan entered into the Fourth Amended and Restated Employment Agreement pertaining to Ms. Sullivan’s service as the Company’s President and Chief Executive Officer. The Amended Sullivan Agreement shall terminate on July 1, 2014. Ms. Sullivan’s annual base salary under the agreement is $0.6 million, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee. Ms. Sullivan is also eligible to participate in the Company’s incentive compensation plan in place for its senior level executives. Ms. Sullivan’s annual bonus target is 50% of her base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. Ms. Sullivan will also be eligible to receive equity compensation awards under the Company’s 2006 Stock Incentive Plan, or any such successor equity compensation plan as may be in place from time to time.

For more information regarding employment contracts, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and the notes to the audited financial statements contained therein.

Legal Matters

Former Investment Advisor/Broker

On April 15, 2009, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against its former investment advisor/broker, Banc of America Investment Services, Inc. and Banc of America Securities, LLC. In the arbitration, the Company claims that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning ARS, inappropriately advising investment in ARS, and failing to supervise their employees. The Company continues to seek relief pursuant to the New Jersey Uniform Securities Law and the North Carolina Securities Act for the difference between the par value of its ARS and the amount it received when it sold the ARS on the secondary market, ($2.9 million). Also, the Company continues to seek consequential damages, punitive damages, and other relief. The FINRA arbitration hearing in this matter began in September 2010 and is scheduled to resume in July 2012.

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

Overview

Immunomedics is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes approximately 199 issued patents in the United States, and more than 400 other issued patents worldwide, protects our product candidates and technologies.

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

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of March 31, 2012, we employed 17 professionals in our research and development departments and 22 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Epratuzumab remains of interest to the oncology community and is being studied in diverse clinical trials conducted by outside third parties, including the following:

CALGB Study Group: Patient follow-up continues for the fully-enrolled trial with epratuzumab in combination with rituximab in untreated follicular lymphoma patients. Sixty patients were enrolled in this multicenter trial where patients received 8 doses of epratuzumab and rituximab over 9 months. Encouraging results were presented at the American Society of Hematology (ASH) 2010 Annual Meeting (Blood, ASH Annual Meeting Abstracts. 2010; 116: Abstract 427), which showed an 84% overall response rate with durable complete responses.

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

IntreALL Inter-European Study Group: A large multi-center European trial by the IntreALL Inter-European study group is being planned for epratuzumab in combination with chemotherapy in pediatric patients with relapsed acute lymphoblastic leukemia (ALL). Partially funded by the European Commission, this Phase III study will assess the efficacy of this combination therapy using event-free survival as the surrogate for survival as the primary endpoint.

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

In the United States, the SWOG Study Group is conducting a multicenter Phase II trial of epratuzumab combined with chemotherapy (clofaribine and cytarabine) in relapsed adult ALL. The primary objective of this trial is complete remission rate.

90 Y-Epratuzumab Tetraxetan

The Weill Cornell Medical College-NY Presbyterian Medical Center, New York is conducting a study of 90Y-epratuzumab combined with veltuzumab in relapsed/refractory follicular lymphoma. This is a small, NCI grant-funded study awarded to this institution, and is currently enrolling patients.

Immunomedics is conducting a NCI-funded multicenter trial examining the combination of 90Y-epratuzumab + veltuzumab in relapsed, aggressive, NHL, and is anticipated to enroll up to 70 patients. Preliminary results from this study will be reported at the 2012 annual meeting of the Society of Nuclear Medicine (SNM) in June. This trial is ongoing.

Veltuzumab

Autoimmune Disease Indications: Takeda-Nycomed has designed their Phase II dose-ranging study of subcutaneous (SC) veltuzumab in rheumatoid arthritis (RA) and will enroll patients with RA in the second half of 2012. The current trial in immune thrombocytopenic purpura (ITP), run by Immunomedics and funded by Takeda-Nycomed, is continuing patient enrollment to evaluate alternative dosing schedules. Updated results from this study were presented at the 2011 ASH Annual Meeting (Blood, ASH Annual Meeting Abstracts. 2011; 118: Abstract 3302).

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

90Y-Clivatuzumab Tetraxetan (90Y-hPAM4)

The new Phase Ib study comparing 90Y-labeled clivatuzumab given alone or in combination with low-dose gemcitabine in patients who have failed at least two prior therapies, is expected to begin patient enrollment before the end of this fiscal year. This trial will enable us to respond to the FDA’s question of the benefit of adding low-dose gemcitabine to the radiolabeled antibody, as well as providing data on potential activity in a population that has few viable therapeutic options.

The Phase Ib/II study of 90Y-hPAM4 in patients with previously untreated advanced pancreatic cancer has completed patient enrollment.

Results from the first part of this study were reported as an oral presentation at the June 2011 SNM Annual Meeting. Results from second part of this study were presented at the January 2012 Gastrointestinal Cancers Symposium. Full survival data from this two-part frontline study are expected to be presented in June, at the annual meetings of the American Society of Clinical Oncology (ASCO) and SNM.

The Company has consulted with regulatory authorities and key opinion leaders on several occasions to define further development plans for 9OY-hPAM4. It was recommended that we address the benefit of adding low-dose gemcitabine to our 9OY-hPAM4 before we use this combination in a registration trial, especially since our first Phase I study of 9OY-hPAM4 given by itself to patients relapsing to prior therapies showed evidence of therapeutic activity. As a result of these consultations, a Phase Ib clinical trial will be opened to accrue patients with pancreatic cancer who have failed at least two prior therapies. These patients will be enrolled into one of two arms in the trial: 9OY-hPAM4 versus 9OY-hPAM4 + low-dose gemcitabine. The Company believes this clinical trial, and the completed Phase Ib trial in patients with pancreatic cancer who are naïve to therapy (discussed above), will support progressing into registration trials in the future. However, the Planned Phase III trial will be postponed until the comparison of 9OY-hPAM4 to 9OY-hPAM4 + low-dose gemcitabine has been completed in pancreatic cancer patients who have had at least two prior therapies. The Company believes this is not only responsive to our advisors’ recommendations, but may ultimately provide a shortened clinical development program for this promising agent in pancreatic cancer therapy.

The Phase I dose-escalation, multicenter, trial of 90Y-clivatuzumab tetraxetan given alone in relapsed, advanced pancreatic cancer patients was published in Clinical Cancer Research (Clin Cancer Res. 2011 Jun 15; 17(12):4091-100. Epub 2011 Apr 28. PMID: 21527562).

Milatuzumab

Early phase trials of milatuzumab in CLL and NHL, conducted by the Company and by Weill Cornell Medical College-NY Presbyterian Medical Center, respectively, are continuing patient accrual.

Milatuzumab is also being investigated in combination with veltuzumab by our collaborators at the Ohio State University, in patients with relapsed or refractory B-cell non-Hodgkin lymphoma (NHL) after at least 1 prior therapy. Results from this Phase I/II study were updated at the 2011 ASH Annual Meeting (Blood, ASH Annual Meeting Abstracts. 2011; 118: Abstract 3707). The milatuzumab+veltuzumab combination has previously demonstrated in vitro anti-tumor activity in preclinical studies performed by this group (Blood. 2011 Apr 28;117 (17):4530-41. Epub 2011 Jan 12. PMID: 21228331).

Milatuzumab-DOX

The Phase I/II clinical trial of milatuzumab conjugated with doxorubicin, the antibody drug conjugate (ADC), is ongoing and is enrolling patients with relapsed multiple myeloma, taking advantage of the rapid internalization property of milatuzumab when bound to CD74.

Labetuzumab-SN-38

The Company has initiated this new drug conjugate, the second agent from its ADC program, in a dose-escalation Phase I study in patients with colorectal cancer. SN-38 is the active metabolite of irinotecan, a FDA approved cancer drug. SN-38 cannot be given directly to patients because of its toxicity and poor solubility. By conjugating SN-38 to labetuzumab, the potent drug can be delivered selectively to tumors, thereby increasing the amount reaching the tumors and minimizing damage to normal tissues and organs.

TF2

TF2 is an isotope-based pretargeting radioimmunotherapeutic agent for the treatment of solid cancers expressing the carcinoembryonic antigen. The agent is currently being investigated for the therapy of patients with advanced colorectal cancer. Another trial in colorectal cancer is ongoing in the Netherlands sponsored by an investigator study group. A third trial has begun enrolling patients in Europe with small-cell-lung cancer, conducted by a French study group.

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

In April, 2010 the FASB issued ASU 2010-17 “Revenue Recognition – Milestone Method”, which provides guidance to research and development companies on defining a milestone and determining when it may be appropriate to apply the milestone method when recognizing revenue. The milestone method of revenue recognition is an accounting policy election that has been adopted by us. In order to determine the revenue recognition for contingent milestones, the Company evaluates the contingent milestones using the criteria as provided by the FASB guidance on the milestone method of revenue recognition at the inception of a collaboration agreement. The criteria requires that (i) we determine if the milestone is commensurate with either our performance to achieve the milestone or the enhancement of value resulting from our activities to achieve the milestone; (ii) the milestone be related to past performance; and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved.

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

Stock-Based Compensation

We have a stock incentive plan, the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization and to align employee’s interest. This plan is described more fully in Note 7 to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2011 and Note 3 to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the nine-month periods ended March 31, 2012 and 2011:

	Nine-Month Periods Ended March 31,
	2012	2011
Expected dividend yield	0.0%	0.0%
Expected life of options (years)	5.32	5.42
Expected stock price volatility	80%	88%
Risk-free interest rate	1.35% - 2.46%	2.33% - 2.76%

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

Impairment of Assets

We review our long-lived assets for impairment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon our estimate of our ability to recover the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated. Based on our review, we believe there is no impairment at March 31, 2012.

Results of Operations

Our results for any interim period, such as those described in the following analysis, are not necessarily indicative of the results for the entire fiscal year or any other future period.

Three -Month Period Ended March 31, 2012 Compared to 2011

Revenues

Revenues for the three-month period ended March 31, 2012 were $1.0 million, as compared to $1.1 million for the same period in 2011, representing a decrease of $0.1 million or 9%. The decrease was primarily due to lower sales volume. Product sales for the three-month period ended March 31, 2012 were $0.8 million as compared to $0.9 million for the same period in 2011, representing a decrease of $0.1 million or 11%. Research and development revenues were $0.2 million for each of the three-month periods ended March 31, 2012 and 2011.

Costs and Expenses

Total costs and expenses for the three-month period ended March 31, 2012 were $8.6 million, as compared to $9.1 million for the same period in 2011, representing a decrease of $0.5 million or 5%. Research and development expenses for the three-month period ended March 31, 2012 were $6.9 million as compared to $7.0 million for the same period in 2011, a decrease of $0.1 million or 1%. Cost of goods sold was $0.1 million for each of the three-month periods ended March 31, 2012 and 2011. Gross profit margins were approximately 88% for both periods.

Sales and marketing expenses for both the three-month periods ended March 31, 2012 and 2011 were $0.2 million. General and administrative costs decreased $0.3 million to $1.4 million or 18% for the three-month period ended March 31, 2012, from $1.7 million for the same period of 2011. This decrease was due primarily to lower legal expenses of $0.4 million pertaining to the FINRA arbitration hearing.

Gains on Auction Rate Securities, net

A gain of $0.4 million was reported for the three-month period ended March 31, 2011 on the sales of auction rate securities with a carrying value of $9.0 million (par value of $9.9 million). There were no such sales for the three-month period ended March 31, 2012.

Foreign Currency Transaction Gain

Foreign currency transactions amounted to a gain of $0.1 million for the three-month period ended March 31, 2012 as compared to a gain of $48 thousand for the same period in 2011, primarily as a result of currency fluctuations between the U.S. Dollar and the Euro.

Income Tax Benefit (Expense)

An income tax benefit of $0.2 million was reported for the three-month period ended March 31, 2012 as compared to an income tax expense of $0.1 million for the three-month period ended March 31, 2011. The income tax benefit for the three-month period ended March 31, 2012 resulted primarily from the loss on operations based on the Company’s projected effective annual tax rate partially offset by income tax expense on profitable foreign subsidiaries as compared to the prior year’s tax expense resulting from adjustments based on the final domestic tax return and profitability of foreign subsidiaries.

Net Loss

Net losses attributable to Immunomedics Inc. stockholders for the three-month periods ended March 31, 2012 and 2011 were $7.3 million and $7.5 million, respectively, or $0.10 per share for both periods.

Nine -Month Period Ended March 31, 2012 Compared to 2011

Revenues

Revenues for the nine-month period ended March 31, 2012 were $31.8 million as compared to $3.6 million for the same period in 2011, representing an increase of $28.2 million or 783%. The increase was primarily due to $28.4 million of license fee revenue earned under the terms of the Amendment Agreement with UCB whereby UCB received the right to sublicense to a third party a license to develop, manufacture, market and sell our drug epratuzumab, for the United States and certain other territories. Product sales for each of the nine-month periods ended March 31, 2012 and 2011 were $2.7 million. Research and development revenues for the nine-month period ended March 31, 2012 were $0.7 million as compared to $0.8 million for the same period in the previous year, representing a decrease of $0.1 million or 13% due to the timing and reduction in the size of the grant programs in the current period.

Costs and Expenses

Total costs and expenses for the nine-month period ended March 31, 2012 were $23.3 million as compared to $24.8 million for the same period in 2011, representing a decrease of $1.5 million or 6%. Research and development expenses for the nine-month period ended March 31, 2012 were $18.1 million as compared to $18.6 million for the same period in 2011, representing a decrease of $0.5 million or 3%. The decrease in research and development expenses resulted primarily from $0.9 million of lower spending for clinical trials, partially offset by higher outside services. Reimbursement of research and development expenses for the nine-month periods ended March 31, 2012 and 2011 totaled approximately $1.9 million and $1.6 million, respectively, and is expected to decline subsequent to March 31, 2012.

General and administrative costs were $4.3 million for the nine-month period ended March 31, 2012 and $5.3 million for the same period in 2011, a decrease of $1.0 million or 19%. The decrease is primarily attributable to $1.4 million of decreased legal expenses, principally relating to lower expenses pertaining to the FINRA arbitration hearing. This was partially offset by the recognition in the first nine months of fiscal 2012 of $0.4 million of additional incentive compensation to our Chairman in accordance with his employment agreement, resulting from the expectation of the Company’s profitability for the 2012 fiscal year. There can be no assurance that the Company will be profitable for the 2012 fiscal year.

Cost of goods sold for each of the nine-month periods ended March 31, 2012 and 2011 was $0.3 million. Gross profit margins were 88% for the nine-month periods ended March 31, 2012 and 2011. Sales and marketing expenses for each of the nine-month periods ended March 31, 2012 and 2011 were $0.6 million.

Qualifying Therapeutic Discovery Project Program (“QTDP”)

On October 29, 2010, we were awarded a cash grant of approximately $2.9 million under the QTDP program administered under Section 48D of the Internal Revenue Code. We recognized the full $2.9 million of the grant in fiscal year 2011 since we have already incurred all of the qualifying expenses as of the date of notification. Since this program was non-recurring in nature, we elected to classify this payment as other income in the Condensed Consolidated Statement of Operations for the nine-month period ended March 31, 2011. There was no similar program in the nine-month period ended March 31, 2012.

Gains on Auction Rate Securities, net

A gain of $0.5 million was reported for the nine-month period ended March 31, 2011 on the sales of auction rate securities with a carrying value of $9.0 million (par value of $11.0 million). There were no such sales for the nine-month period ended March 31, 2012.

Interest and Other Income (Expense)

Interest and other income for the nine-month periods ended March 31, 2012 and 2011 were $17 thousand and $0.5 million, respectively. Included in fiscal 2011 results is $0.3 million of a gain from an insurance claim for equipment failure.

Income Tax Expense

Income tax expense of $0.2 million for the nine-month period ended March 31, 2012 was the result of income taxes for the domestic and foreign operations based on the Company’s projected annual effective tax rates as compared to $0.1 million for the same period in 2011, representing domestic and foreign income taxes for wholly-owned subsidiaries.

Net Income (Loss)

Net income attributable to Immunomedics Inc. stockholders for the nine-month period ended March 31, 2012 was $8.2 million or $0.11 per share, as compared to net loss of $17.4 million, or $0.23 per share, for the same period in 2011, representing an increase of $25.7 million. The increase in net income as compared to the net loss for the same period in 2011 resulted primarily from the $28.4 million of license fee revenue recorded from the UCB Amendment Agreement during the second quarter of fiscal 2012, offset in part by $2.9 million in other income in fiscal 2011 from the QTDP program.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operations. Net cash provided by operating activities for the nine-month period ended March 31, 2012 was $10.7 million compared to $15.2 million net cash used in operating activities for the nine months ended March 31, 2011. The increase in the current fiscal year’s cash flow provided by operations is primarily due to the receipt of $28.4 million as part of the UCB Amendment Agreement offset in part by $2.5 million under the QTDP program in the first nine months of fiscal 2011.

Cash flows from investing. Net cash used in investing activities for the nine-months ended March 31, 2012 was $0.4 million compared to $9.4 million of net cash provided by investing activities for the nine-months ended March 31, 2011. The decrease in cash flow from investing activities for fiscal 2012 is primarily due to the prior year’s receipt of $9.5 million from the proceeds from the sales of auction rate securities and $0.3 million in proceeds from an insurance claim, which were not repeated in the 2012 fiscal year.

Cash flows from financing. Net cash provided by financing activities for the nine-month period ended March 31, 2012 was $1.6 million as compared to $12 thousand for the previous year. The cash provided for the current year resulted from the issuance of a warrant to acquire of 1,000,000 shares of the Company’s common stock to UCB as part of the UCB Amendment Agreement.

Working Capital and Cash Requirements

At March 31, 2012, we had working capital of $36.7 million, which was approximately $12.0 million higher than the working capital of $24.7 million at June 30, 2011. The increase in working capital was primarily a result of the $30.0 million of cash proceeds received from UCB as a result of the Amendment Agreement, partially offset by our use of $18.0 million of cash and cash equivalents in operations.

Our cash and cash equivalents amounted to $39.1 million at March 31, 2012, representing an increase of $12.0 million from $27.1 million at June 30, 2011. The increase was primarily attributable to the $30.0 million of cash proceeds related to the UCB Amendment Agreement; partially offset by $18.0 million used in operations during the nine-month period ended March 31, 2012. We believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. Cash requirements in fiscal year 2012 are expected to increase to the $22.0 - $24.0 million range, an increase over the previous year due to the further clinical development of clivatuzumab in patients with pancreatic cancer. We are also evaluating future plans to initiate a Phase III registration trial of clivatuzumab in pancreatic cancer.

Research and development activities are expected to continue to expand over time. Clinical development and eventual registration of clivatuzumab are under discussions with the FDA and key opinion leaders. We do not believe we will have adequate cash to continue to conduct our research and development compounds in our long-term development pipeline in line with our corporate strategy. As a result, we will continue to require additional financial resources in order to complete our research and development programs, clinical trials of product candidates and regulatory filings.

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

Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1A Risk Factors, “Factors That May Affect Our Business and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us, and access to capital markets that can provide us with the resources, when necessary, to fund our strategic priorities.

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

Former Investment Advisor/Broker

On April 15, 2009, we initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against our former investment advisor/broker, Banc of America Investment Services, Inc. and Banc of America Securities, LLC. In the arbitration, we claim that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning ARS, inappropriately advising investment in ARS, and failing to supervise their employees. We continue to seek relief pursuant to the New Jersey Uniform Securities Law and the North Carolina Securities Act for the difference between the par value of its ARS and the amount it received when we sold the ARS on the secondary market ($2.9 million). Also, we continue to seek consequential damages, punitive damages, and other relief. The FINRA arbitration hearing in this matter began in September 2010 and is scheduled to resume in July 2012.

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

We have incurred significant operating losses since our formation in 1982. As of March 31, 2012, we had an accumulated deficit of approximately $209.6 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our existing licensing agreements with UCB and Takeda-Nycomed. The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our business operations or related cash flows. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging products. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic products and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. We expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•

$40.0 million from Takeda-Nycomed in fiscal 2009 to license the rights to develop, manufacture and commercialize veltuzumab for the treatment of all non-cancer indications, and $10.0 million in milestone payments in both fiscal years 2011 and 2010 under the terms of this agreement with Takeda-Nycomed;

•

$38.0 million from UCB in fiscal 2006 to license the rights to develop, manufacture and commercialize epratuzumab for the treatment of all non-cancer indications, and $30.0 million in fiscal 2012 for the amended restructuring of the agreement;

•	approximately $259.0 million from the public and private sale of our debt and equity securities through March 31, 2012; and

•	limited product sales of CEA-Scan® and LeukoScan®, licenses, grants and interest income from our investments.

Based on our expected cash utilization rate, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. Cash requirements in fiscal year 2012 are expected to be in the $22.0 - $24.0 million range, slightly higher than in the previous fiscal year due to the further clinical development of clivatuzumab in patients with pancreatic cancer. We are also evaluating future plans to initiate a Phase III registration trial of clivatuzumab in pancreatic cancer.

Over the long term, we will need to raise additional capital in order to obtain the necessary regulatory approvals and then commercialize our therapeutic product candidates. Our capital requirements are dependent on numerous factors, including:

•	the rate at which we progress our research programs and the number of product candidates we have in pre-clinical and clinical development at any one time;

•	the cost of conducting clinical trials involving patients in the United States, Europe and possibly elsewhere;

•	our need to establish the manufacturing capabilities necessary to produce the quantities of our product candidates we project we will need;

•	the time and costs involved in obtaining FDA and foreign regulatory approvals;

•	the cost of first obtaining, and then defending, our patent claims and other intellectual property rights;

•	the success of Takeda-Nycomed and UCB in meeting the clinical development and commercial milestones for veltuzumab and epratuzumab, respectively; and

•	our ability to enter into licensing and other collaborative agreements to help off-set some of these costs.

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

We are dependent upon Takeda-Nycomed for the final development and commercialization of veltuzumab for the treatment of all non cancer indications worldwide and upon UCB for the final development and commercialization of epratuzumab for the treatment of non-cancer indications worldwide and they may not be successful.

We have licensed the exclusive worldwide rights to two of our most advanced therapeutic compounds, veltuzumab (to Takeda-Nycomed) and epratuzumab (to UCB). As a result, Takeda-Nycomed and UCB are solely responsible, and we are depending upon them, for completing the clinical development of these compounds, obtaining all necessary regulatory approvals, and then commercializing and manufacturing the compounds for sale. If they do not fully perform their responsibilities under our agreements, or if the clinical trials to be conducted are not initiated, unsuccessful or are terminated by them for any other reason, our ability to commercialize these product candidates in the future, as well as other product candidates we have in development which are closely related to them, would be severely jeopardized. In such event, it is likely we would never receive any additional milestone payments or royalties that we are eligible to receive under our agreements with Takeda-Nycomed and UCB, and our ability to fund the development and testing of our other product candidates would be adversely affected.

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

The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology and autoimmune disease products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Biogen Idec, Roche, GlaxoSmithKline, Human Genome Sciences, Seattle Genetics, Emergent BioSolutions, Merck Serono, Genmab, Amgen, Bristol-Myers Squibb, Bayer Healthcare Pharmaceuticals, Pfizer, AstraZeneca and Eli Lilly, are engaged in the development of therapeutic autoimmune and oncology products. For example, Human Genome Sciences and their corporate partner, GlaxoSmithKline, recently received approval from the FDA for belimumab, their human monoclonal antibody against B-lymphocyte stimulator, or BlyS, for the therapy of patients with systemic lupus erythematosus. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology and autoimmune disease products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman, Chief Scientific Officer and Chief Medical Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the nine months ended March 31, 2012, we have incurred $0.2 million of research expenses for activities conducted by CMMI on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have research collaborations with CMMI. Dr. Goldenberg is also a minority stockholder, director and officer of our majority-owned subsidiary, IBC Pharmaceuticals, Inc. Dr. Goldenberg is the primary inventor of new intellectual property for Immunomedics and IBC and is largely responsible for allocating ownership between the two companies.

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

These governmental and other regulatory risks include:

•	Clinical development is a long, expensive and uncertain process, delay and failure can occur at any stage of our clinical trials;

•	Our clinical trials are dependent on patient enrollment and regulatory approvals, we do not know whether our planned trials will begin on time, or at all, or will be completed on schedule, or at all;

•	The FDA or other regulatory authorities do not approve a clinical trial protocol or place a clinical trial on hold;

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

Delisting from the NASDAQ may depress the price of our common stock such that we may become a penny stock. The SEC generally defines a penny stock as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share. “Penny Stock” rules require, among other things, that any broker engaging in a purchase or sale of our securities provide its customers with: (i) a risk disclosure document, (ii) disclosure of market quotations, if any; (iii) disclosure of the compensation of the broker and its salespersons in the transaction; and (iv) monthly account statements showing the market values of our securities held in the customer’s accounts.

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

At May 7, 2012, we had 75,590,555 shares of common stock outstanding, 6,518,975 additional shares reserved for the exercise of outstanding options and restricted stock units, 4,531,542 shares available for grant under our stock option plan and 1,000,000 shares of common stock reserved for warrant shares.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of March 31, 2012, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 11% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

We have adopted anti-takeover provisions that may frustrate any unsolicited attempt to acquire our company or remove or replace our directors and executive officers.

Provisions of our certificate of incorporation, our by-laws and Delaware corporate law could make it more difficult for a third party to acquire control of our company in a transaction not approved by our Board of Directors. For example, our Board of Directors may issue up to ten million shares of preferred stock and determine the price, rights, preferences and privileges, including voting and conversion rights, of these shares without any further vote or action by our stockholders. The issuance of preferred stock could have the effect of delaying, deterring or preventing an unsolicited change in control of our company, or could impose various procedural and other requirements that could make it more difficult for holders of our common stock to effect certain corporate actions, including the replacement of incumbent directors and the completion of transactions opposed by the incumbent Board of Directors. The rights of the holders of our common stock would be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.

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

At May 7, 2012, we had 75,590,555 shares of common stock outstanding, 6,518,975 additional shares reserved for the exercise of outstanding options and restricted stock units, 4,531,542 shares available for grant under our stock option plan and 1,000,000 shares of common stock reserved for warrant shares.

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Exhibit Index” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

May 8, 2012	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2012	By:	/s/ Gerard G. Gorman
Gerard G. Gorman
Senior Vice President Finance and Chief
Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.**

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. **

101.LAB	XBRL Taxonomy Extension Label Linkbase. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. **

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
+	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.