Form 10-K
period 2012-06-30
IMMUNOMEDICS INC
filed 2012-08-23
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of December 31, 2011 was $251,000,000. The number of shares of the registrant’s common stock outstanding as of August 22, 2012 was 75,626,474.

Documents Incorporated by Reference:

Certain information required in Part III of this Annual Report on Form 10-K will be set forth in, and incorporated from the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2012.

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

We have exclusively licensed our product candidate, epratuzumab, to UCB S.A., or UCB, for the treatment of all non-cancer indications worldwide. Epratuzumab’s most advanced clinical testing is for the treatment of systemic lupus erythematosus, or SLE (lupus), in non-Hodgkin lymphoma, or NHL and acute lymphoblastic leukemia, or ALL. At present, there is no cure for lupus and no new lupus drug had been approved in the U.S. in over 50 years until the recent approval of belimumab. We have retained rights to epratuzumab in oncology indications and are advancing trials in lymphoma and ALL, in cooperation with study groups in the U.S. and Europe. In addition, we have exclusively licensed our product candidate, veltuzumab, in the subcutaneous formulation, to Nycomed GmbH, or Nycomed (now a Takeda company), for the treatment of all non-cancer indications worldwide. Takeda is currently developing veltuzumab in patients with rheumatoid arthritis. We have retained the rights to develop, manufacture and commercialize veltuzumab in the field of oncology.

During the 2012 fiscal year, we have completed a Phase I/II clinical trial evaluating clivatuzumab tetraxetan (hPAM4) labeled with yttrium-90, or Y-90, in combination with gemcitabine for treating patients with newly diagnosed advanced pancreatic cancer. We also initiated a randomized Phase Ib study examining the Y-90-labeled clivatuzumab tetraxetan, with and without low-dose gemcitabine, in pancreatic cancer patients who have received at least 2 prior therapies. We are also conducting a National Cancer Institute, or NCI, grant-supported study combining unlabeled veltuzumab with Y-90-labeled epratuzumab tetraxetan in patients with diffuse large B-cell lymphoma, or DLBCL, the aggressive form of NHL. In addition, milatuzumab and veltuzumab are currently being evaluated individually as a monotherapy for patients with chronic lymphocytic leukemia, or CLL, and in combination in NHL patients. Milatuzumab is also being studied as a conjugate with the potent chemotherapeutic, doxorubicin, in a dose-escalation study in patients with multiple myeloma (MM). Milatuzumab-doxorubicin is the first product candidate from our robust antibody-drug conjugate, or ADC, program to have entered into human testing. The second ADC in our product pipeline is, labetuzumab-SN-38, which is in a Phase I/II trial in patients with advanced colorectal cancer. In the first half of fiscal 2013, we plan to begin a new study examining the safety and tolerability of our third ADC, hRS7-SN-38, in patients with solid cancers, for which an Investigational New Drug (IND) application has been filed with the Food and Drug Administration (FDA).

Our foremost clinical goals for fiscal year 2013 are the following:

1.	Complete Phase Ib trial of Y-90-labeled clivatuzumab tetraxetan with or without low-dose gemcitabine in pancreatic cancer patients who have received at least 2 prior therapies;

2.	Complete protocol design for the Phase III program Y-90-labeled clivatuzumab tetraxetan in patients with pancreatic cancer for a planned trial launch in the second half of fiscal year 2013. We will need to secure additional funding to advance clivatuzumab into this planned Phase III trial;

3.	Complete the dose-escalation portion of the NCI-funded study of Y-90-labeled epratuzumab tetraxetan combined with veltuzumab in aggressive NHL and expand the study into a Phase II proof-of-concept trial;

4.	Continue Phase I trial of milatuzumab-doxorubicin in MM patients and labetuzumab-SN-38 in patients with late-stage colorectal cancer;

5.	Enroll patients with solid cancers into the Phase I trial of hRS7-SN-38, and launch a Phase III registration trial with veltuzumab in NHL if funding or a partnership can be secured.

We also have a majority ownership in IBC Pharmaceuticals, Inc., or IBC, which is developing a novel DOCK-AND-LOCK™ method, or DNL™, with us for making fusion proteins and multifunctional antibodies, as well as a new method of delivering imaging and therapeutic agents selectively to disease, especially different solid cancers (colorectal, lung, pancreas, breast, etc.), by proprietary, antibody-based, pretargeting methods. The first DNL™ product to enter the clinic was TF2, which is in two early Phase I studies in colorectal and small-cell-lung cancers.

We believe that our portfolio of intellectual property, which includes approximately 202 active patents issued in the United States and more than 400 foreign patents, protects our product candidates and technologies.

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

CD22 Program: Epratuzumab

Our most advanced therapeutic product candidate, epratuzumab, is a humanized antibody which targets CD22, an antigen found on the surface of B-lymphocytes, a type of white blood cells. In contrast to some other B-cell antibodies, it appears that epratuzumab does not work by ablating all B cells, but instead by modulating them. Epratuzumab does not evoke substantial anti-epratuzumab antibodies in NHL patients, even after repeated dosing, making it a potentially good candidate for treating patients with a chronic, autoimmune disease. As noted above, we have licensed epratuzumab to UCB for the treatment of all non-cancer indications worldwide and have retained the rights for oncology indications.

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

The two pivotal trials are multicenter, placebo-controlled, randomized, double-blind studies designed to confirm the clinical efficacy and safety of epratuzumab in the treatment of patients with moderate to severe general SLE, in addition to continuing standard of care treatments. Each study will last a maximum of 54 weeks after first dose and will randomize 780 patients in the study, with approximately 130 planned investigational sites per study. Top-line results from these trials are expected in the first half of calendar 2014.

UCB launched these pivotal studies based on encouraging results from the Phase IIb study they completed in fiscal year 2010. A total of 227 lupus patients were randomized into this study, 30% with moderate disease activity and 70% with severe disease activity in multiple organ systems. Patients were randomized to receive 1 of 5 epratuzumab doses or placebo. The primary endpoint of the Phase IIb study was to measure efficacy at week 12 post therapy based on a comprehensive composite clinical activity index emphasizing British Isles Lupus Assessment Group (BILAG), a computerized index developed for measuring clinical disease activity in patients with SLE.

Overall, all epratuzumab treatment groups had higher responder rates than placebo, with the 600 mg weekly group and the 2,400 mg cumulative dose combined group reaching statistical significance. Moreover, differences in responder rates between the epratuzumab 600 mg weekly and 1,200 mg every other week groups and placebo were observed as early as week 8 after treatment, with further improvement at week 12.

Epratuzumab has received Fast Track Product designation from the U.S. Food and Drug Administration, or FDA, for the treatment of patients with moderate or severe SLE.

In oncology, epratuzumab remains of interest to the oncology community and is being studied in diverse clinical trials conducted by the National Institutes of Health and outside third parties.

Yttrium-90-Labeled Clivatuzumab Tetraxetan Program

Yttrium-90-labeled clivatuzumab tetraxetan, or hPAM4 labeled with Y-90, is our therapeutic product candidate for patients with pancreatic cancer. Radioimmunotherapy, or RAIT, combines the targeting power of monoclonal antibodies with the cell-damaging ability of localized radiation. When infused into a patient, these radiation-carrying antibodies circulate in the body until they locate and bind to the surface of specific cells, and then deliver their cytotoxic radiation more directly to the cells. This therapy mainly selects cancer cells, may have fewer side effects than chemotherapy, and may be administered on an outpatient basis in the U.S.

Clivatuzumab is a humanized monoclonal antibody that recognizes a mucin protein that is highly specific for pancreatic cancer. Preclinical studies in mice with transplanted human pancreatic cancer demonstrated that the antibody labeled with Y-90 has activity by itself, as well as in combination with gemcitabine, a radiosensitizing chemotherapeutic that is commonly used to treat patients with this disease. A Phase I dose-escalation (single dose), multicenter, trial of Y-90-labeled clivatuzumab tetraxetan given alone in relapsed, advanced pancreatic cancer patients was published in 2011 (Clinical Cancer Research. 2011 Jun 15;17(12):4091-100. Epub 2011 Apr 28. PMID: 21527562).

We have also completed a Phase I/II, open-label trial of Y-90-labeled clivatuzumab tetraxetan administered as fractionated, multi-doses, in combination with gemcitabine as frontline therapy for patients with Stage III or Stage IV pancreatic cancer. The Phase I portion of this study was recently published (Cancer. 2012 May 8. doi: 10.1002/cncr.27592. [Epub ahead of print] PMID: 22569804). Final results from this study were reported at the June 2012 American Society of Clinical Oncology (ASCO) annual meeting.

A total of 100 patients were enrolled into this two-part multicenter study. Forty-two patients were enrolled into Part I, of which 38 patients completed their treatment of Y-90-labeled clivatuzumab tetraxetan at increasing Y-90 doses of 6.5, 9, 12 or 15 mCi/m2 weekly x 3, and a low, fixed gemcitabine dose of 200 mg/m2 weekly x 4. Thirteen patients were retreated with the same cycle 1 – 3 times. In previous clinical studies, gemcitabine at such low doses were tolerated and active when given with external radiation therapy.

In Part II, 58 patients were enrolled to receive 3 weekly Y-90 doses of 12 mCi/m2 and increasing gemcitabine doses of 200, 600 or 1000 mg/m2 weekly x 4. Fifty-two patients completed this treatment combination with 18 patients receiving repeated therapy cycles at the same gemcitabine dose but Y-90 doses of 6.5, 9 or 12 mCi/m2 weekly x 3.

Although Part I and Part II are different, the combined median overall survival (OS) for the 31 patients who had received multiple cycles was 9.3 months, which compares favorably with other regimens for advanced pancreatic cancer. Separately, patients receiving multiple cycles in Part I reported a median OS of 11.8 months, compared with 5.4 months for single cycle-only patients. A similar pattern was seen in Part II, with median OS of 8.7 months vs. 4.2 months for multiple and single cycles, respectively.

The overall disease control rates, which include partial response and stable disease, by CT-based RECIST criteria, are summarized below:

	Part I		Part II
Y-90 dose (x 3)	6.5 or 9.0 mCi/m2	12 or 15 mCi/m2	Fixed at 12 mCi/m2
Gemcitabine dose (x 4)	Fixed at 200 mg/m2		200 mg/m2	600 mg/m2	1000 mg/m2
Disease control rate	50% (8/16)	73% (16/22)	72% (12/17)	63% (5/8)	68% (15/22)

Treatment response, as measured by overall survival, demonstrated dose-dependent improvement with increasing Y-90 doses and with repeat treatment cycles. Y-90-labeled clivatuzumab tetraxetan at 12 mCi/m2 for Cycle 1 and 6.5 mCi/m2 for Cycle 2 appear to be safe doses with transient and manageable bone marrow suppression, and no increased infections or bleeding. Although higher gemcitabine doses did not substantially increase toxicity, they appeared to offer no advantage in treatment response over the 200 mg/m2 dose.

Our current study is a Phase Ib trial of yttrium-90-labeled clivatuzumab tetraxetan administered alone as fractionated, multi-doses, or in combination with gemcitabine in patients with pancreatic cancer who have received at least 2 prior therapies.

Y-90-labeled clivatuzumab tetraxetan has Orphan Drug status in both the U.S. and the European Union, and fast-track status in the U.S. for the treatment of pancreatic cancer.

CD20 Program: Veltuzumab

Similar to CD22, CD20 is an antigen that is expressed on B-lymphocytes. Constructed using the same donor frameworks as epratuzumab, veltuzumab is a humanized anti-CD20 monoclonal antibody. Current biological therapy with monoclonal antibodies for NHL includes rituximab ($6.75 billion world-wide sales in 2011 of which 84% were from oncology), a chimeric antibody comprised of one-third mouse and two-thirds human protein that binds to the CD20 antigen.

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

The current trial in ITP, run by Immunomedics and funded by Takeda-Nycomed, is continuing patient enrollment. Interim results from this study were presented at the 2011 ASH annual meeting (Blood, ASH Annual Meeting Abstracts. 2011; 118: Abstract 3302).

During fiscal year 2012, Takeda-Nycomed reviewed future development plans for veltuzumab as a therapy for patients with rheumatoid arthritis (RA). A Phase II clinical trial is ongoing. Modifications to protocol design and the RA patient population for enrollment are being considered.

We have completed an open-label, multicenter, Phase I/II trial using the subcutaneous formulation of veltuzumab in NHL and CLL and have published the results in NHL (Haematologica. 2011 Apr; 96(4):567-73. Epub 2010 Dec 20). We are evaluating plans to initiate a Phase III registration trial for veltuzumab in NHL. Additional funding or a partnership will be needed before we can proceed with this plan. However, we are continuing the study in CLL after amending the protocol to evaluate a different dosing schedule.

CD74 Program: Milatuzumab

CD74 is a transmembrane protein that is highly expressed in MM and other B-cell lymphomas and leukemias, and in certain solid tumors. It actively directs transport from the cell surface to an endosomal compartment and, as such, is a unique target for ADC therapy. Also, recent evidence supports a role for CD74 as a signaling molecule in B-cell lymphoma survival. We have observed high expression of CD74 in human NHL, CLL and MM clinical specimens and cell lines, and have developed milatuzumab, a naked humanized antibody targeting the CD74 antigen, using the same constant regions of the heavy and light chains as epratuzumab, for the therapy of MM, NHL and CLL.

For the unlabeled antibody, an early phase clinical trial evaluating milatuzumab as a single agent in CLL is continuing patient accrual. In NHL milatuzumab is being administered in combination with veltuzumab in an investigator-sponsored study.

Updated results from the combination study in patients with relapsed or refractory NHL were presented by our collaborators at the Ohio State University at the 2011 ASH annual meeting (Blood, ASH Annual Meeting Abstracts. 2011: 118: Abstract 3707). These investigators have previously demonstrated, in preclinical studies, the in vitro anti-tumor activity of the milatuzumab-veltuzumab combination (Blood. 2011 Apr 28;117 (17):4530-41. Epub 2011 Jan 12. PMID: 21228331).

We are also advancing the doxorubicin-conjugated milatuzumab to take advantage of the rapid internalization property of milatuzumab when bound to CD74. A Phase I clinical trial of this ADC is currently enrolling patients with advanced MM at several study sites. The protocol has been amended to allow for adjusted doses and multiple treatment cycles after hematologic toxicity was encountered at initial dose levels.

We have recently broadened the application of this ADC to include NHL and CLL. A Phase I/II dose escalation trial is anticipated to begin patient enrollment in the first half of fiscal 2013. Relapsed NHL or CLL patients will receive milatuzumab-doxorubicin conjugate at one of 4 doses administered on days 1, 4, 8 and 11 of a 21-day treatment cycle for up to 8 cycles.

Antibody-targeted selective delivery of anticancer drugs against antigens expressed on cancer cells can potentially improve the therapeutic index of anticancer drugs. This product candidate is the Company’s first ADC to have been entered into human studies.

Yttrium-90-Labeled Epratuzumab Tetraxetan Program

Yttrium-90-labeled epratuzumab tetraxetan is our radiolabeled CD22 antibody product candidate for patients with NHL. A multicenter Phase I/II study evaluating fractionated dosing of Y-90-labeled epratuzumab tetraxetan (two or three weekly infusions of Y-90-labeled epratuzumab tetraxetan) in 64 adult patients with relapsed/refractory NHL was published in 2010 (Journal of Clinical Oncology. 2010 Aug 10;28(23):3709-16. Epub 2010 Jul 12. PMID: 20625137).

The radiolabeled antibody is currently being investigated in a Phase I/II clinical trial supported by the NCI Small Business Innovation Research, or SBIR, grant program, for the therapy of patients with aggressive NHL in combination with veltuzumab. Initial clinical experience with this combination was presented at the 2012 annual meeting of the Society of Nuclear Medicine (SNM), (J Nucl Med. 2012; 53 (Supplement 1): 500).

Thirteen patients with various types of aggressive NHL who failed 1 or more prior standard therapies have been enrolled into this open-label study to receive four weekly treatment of veltuzumab at 200 mg/m2, with indium-111-labeled epratuzumab tetraxetan for imaging and pharmacokinetics on week 2 and Y-90-labeled epratuzumab tetraxetan at planned dose levels on weeks 3 and 4. At the time of reporting, results from 10 patients were available. Five patients received 6 or 9 mCi/m2 of Y-90 while the other 5 patients were dosed at 12 or 15 mCi/m2.

Half of the patients showed an overall objective response rate, with one DLBCL patient having a complete response which is ongoing at 9 months. Three patients with transformed follicular NHL and one DLBCL patient were partial responders. Three of these partial responders relapsed after 3 to 6 months with one ongoing for 4 weeks. For mantle cell lymphoma, all three patients had disease stabilization as their best response, with 2 patients relapsing after 3 to 6 months and one ongoing at 4 weeks.

The trial is continuing to determine an acceptable Y-90 dose for this population and to define the safety and efficacy profile of this combination approach.

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

The first human trial of this ADC is a Phase I study in patients with colorectal cancer currently ongoing at the Memorial Sloan-Kettering Cancer Center. Patients with relapsed advanced disease are administered labetuzumab-SN-38 once every 2 weeks for up to 6 months or longer. A new study with more frequent dosing is expected in the first half of fiscal 2013. In this new dose finding study, labetuzumab-SN-38 will be administered twice weekly for 2 weeks followed by 1 week of rest in a 3-week treatment cycle for up to 4 treatment cycles.

hRS7-SN-38 Program

Our third ADC in clinical development involves hRS7, an internalizing humanized anti-epithelial glycoprotein-1 (EGP-1, also known as TROP-2) antibody, and SN-38. TROP-2 is a cell-surface receptor expressed by many human tumors, such as cancers of the breast, cervix, colon and rectum, lung, pancreas, ovary, and prostate, but with only limited expression in normal human tissues.

An IND application for this agent has been filed with the FDA. A Phase I dose escalation trial examining the safety and tolerability in patients with solid cancer is expected in the first half of fiscal 2013.

Diagnostic Imaging Products

We have continued to transition our focus away from the development and commercialization of new diagnostic imaging products in order to accelerate the development of our therapeutic product candidates, although we continue to manufacture and commercialize LeukoScan® (sulesomab) in territories where regulatory approvals have previously been granted. LeukoScan is indicated for diagnostic imaging to determine the location and extent of infection/inflammation in bone in patients with suspected osteomyelitis, including patients with diabetic foot ulcers.

Research and Development Programs

We have historically invested heavily in our research and development programs, spending approximately $24.8 million for these programs during fiscal year ended June 30, 2012, $25.4 million for fiscal year ended June 30, 2011 and $19.9 million during fiscal year ended June 30, 2010. The expense decrease during the 2012 fiscal year resulted primarily from lower spending for clinical trials, partially offset by higher outside services. The expense increase during the 2011 fiscal year resulted primarily from the decrease of research and development expense reimbursement, higher spending for clinical trials and higher patent-related expenses. Lower expenses during the 2010 fiscal year resulted primarily from the higher level of expense reimbursement received during the year and lower patent-related expenses, partially offset by increased purchases of materials and supplies, higher spending for clinical trials as well as increased salaries and employee benefits. The above discussion is a brief summary of our principal research and development programs as of August 15, 2012.

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

One of the new bispecific antibodies is TF2, an antibody constructed using our proprietary protein engineering platform technology, called DOCK-AND-LOCK™, or DNL™. It specifically targets CEA (specifically CEACAM5) expressed in many human cancers, including colorectal cancer. Unlike conventional antibodies which can only attach to the receptor, TF2 has been modified to contain an additional binding site that recognizes a radioisotope-carrying peptide. This allows the separate administration of TF2 before the delivery of radioisotope, a concept known as pretargeting.

TF2 is currently in two investigator-sponsored studies in Europe for pretargeted imaging and radioimmunotherapy of cancer. Our collaborators at Radboud University Nijmegen, The Netherlands, are completing a Phase I trial in patients with advanced colorectal cancer. Results from this study were presented at the 2012 SNM annual meeting (Journal of Nuclear Medicine. 2012; 53 (Supplement 1):496). A French study group is also evaluating TF2 in patients with small-cell-lung cancer.

Our preclinical experience with TF2 pretargeted radiation therapy has been encouraging. In animals bearing CEA-expressing human colonic tumors, pretargeted therapy with TF2 and a small peptide extended median survival from 13 days in untreated animals to 65 days in one model, representing a 5-fold increase in survival, and from 25 days to 48 days in another model, an almost 2-fold increase in survival. Bone marrow and kidney toxicities were temporary and mild with body weight remaining greater than 93% of baseline in all animals. We plan to initiate our own study of TF2 in patients with metastatic colorectal cancer. Patient enrollment into the Phase I trial is expected to begin in the second half of fiscal 2013.

The ultimate goal of IBC is to offer cancer patients a more individualized treatment by combining improved molecular imaging with targeted therapy. Demonstrated tumor localization in imaging studies may predict a more appropriate group of patients that would respond to the subsequent therapy (personalized medicine).

Peptides

Since the pretargeting methods being developed with IBC are showing very high tumor/normal tissue ratios, we have been working on creating a new class of agents using both traditional gamma-emitting isotopes, such as technetium-99m (Tc-99m), and positron-emitting isotopes, such as fluorine-18 (F-18) and gallium-68 (Ga-68). In 2008, we developed a facile method for the radiolabeling of peptides with F-18, and published the results in 2009 (Journal of Nuclear Medicine 2009 Jun;50(6):991-8. Epub 2009 May 14. PMID: 19443594).

In the new labeling method, F-18 was first allowed to react with aluminum in solution, which occurred instantaneously and in a quantitative manner to form an aluminum-F-18 complex. The complex was then bound or chelated to a chemical group attached to a peptide. By manipulating the chemical structure of the group that the aluminum-F-18 complex attaches to in the peptide, we were able to improve the yield of the reaction to 87%. The entire process is rapid, requiring only 5 minutes. This is the first method of binding F-18 to peptides via an aluminum conjugate.

The method has since been successfully applied to a bispecific antibody pretargeting study in animals injected with human colon cancer cells. Moreover, F-18 labeled peptides were shown to be stable enough to produce exceptional positron emission tomography, or PET, images of receptor-expressing tumors in animals by labeling of specific peptides binding such receptors. Scientists at the National Institutes of Health and outside third parties have also successfully applied the new F-18 labeling method for the PET imaging of tumor angiogenesis in mice, angiogenesis imaging in a myocardial infarction/reperfusion animal model, hypoxia imaging and the imaging of growth factor receptors in animal models of gastrointestinal and ovarian cancers.

Our goal is to improve the labeling process to the point where we will be capable of radiolabeling peptides and proteins at clinical-scale using single-vial kits, then license the platform technology to companies on a product-by-product basis. To that end, we have improved the labeling method such that commercial F-18 in saline solution can be used and the labeling of temperature-sensitive and insensitive peptides or proteins, including antibodies, were achieved. In order to further simplify the procedure and make the process more consistent and for broader use, we have formulated a lyophilized kit that could be validated and manufactured under Good Manufacturing Practice conditions, as reported by our scientists at the June 2012 annual meeting of SNM (Journal of Nuclear Medicine. 2012; 53 (Supplement 1):183).

The kit, which contains aluminum, a radioprotectant, a non-volatile buffer, and a bulking agent, was able to F-18-label a peptide with approximately 70% yield under non-optimized condition using a semi-automated machine. With a fully automated microfluidics machine, the reaction time was reduced to 1.5 minutes. More importantly, F-18-labeled peptide was produced in amounts that are in the range of a single patient dose.

In related work, similar synthetic methods have also been used to prepare peptides that can be radiolabeled with technetium-99m, gallium-68, indium-111, lutetium-177, and yttrium-90, which are being applied to the bispecific pretargeting technology that is being developed through IBC.

DOCK-AND-LOCK™ Platform Technology

Together with IBC, we have developed a platform technology, called the DOCK-AND-LOCK™ method, or DNL™, which has the potential for making a considerable number of bioactive molecules of increasing complexity. DNL™ utilizes the natural interaction between two human proteins, cyclic AMP-dependent protein kinase, or PKA, and A-kinase anchoring proteins, or AKAPs. The region that is involved in such interaction for PKA is called the dimerization and docking domain, or DDD, which always is produced in pairs. Its binding partner in AKAPs is the anchoring domain, or AD. When mixed together, DDD and AD will bind with each other spontaneously to form a binary complex, a process termed docking. Once “docked,” certain amino acid residues incorporated into DDD and AD will react with each other to “lock” them into a stably-tethered structure. The outcome of the DNL™ method is the exclusive generation of a stable complex, in a quantitative manner that retains the full biological activities of its individual components. Diverse drugs, chemical polymers, proteins, peptides, and nucleic acids are among suitable components that can be linked to either DDD or AD. Since DDD always appears in pairs, any component that is linked to DDD will have two copies present in the final products. A description of the DNL™ platform technology was published in 2007 (Clinical Cancer Research. 2007 Sep 15;12(18 Pt 2):5586s-5591s. Review. PMID: 17875793).

DNL™ judiciously combines conjugation chemistry and genetic engineering to enable the creation of novel human therapeutics, and the potential construction of improved recombinant products over those currently on the market. Novel DNL™-derived agents that we have created include PEGylated and antibody-conjugated cytokines, mono- and bispecific multivalent antibodies, ribonuclease-based immunotoxins, protein complexes for the delivery of small interfering ribonucleic acids and dendrimer-based nanoparticles that are targetable with antibodies.

As with all candidate therapeutic molecules developed by IBC or Immunomedics, the safety and potential efficacy cannot be predicted until sufficient trials in humans have been conducted.

Patents and Proprietary Rights

Our Patents

We have accumulated a sizeable portfolio of patents and patent applications in the course of our research, which we believe constitutes a very valuable business asset. The major patents relate primarily to our therapeutic product candidates as well as our technologies and other discoveries for which no product candidate has yet been identified. As of August 10, 2012, our portfolio included 202 active U.S. patents. In addition, as of such date the portfolio included more than 400 foreign patents, with a number of U.S. and foreign patent applications pending.

The chart below highlights our material patents and product groups as of June 30, 2012 the major jurisdictions and relevant expiration periods.

Program & Product Group	Description/Targeted Antigen	Patent Expiration	Major Jurisdictions

CD22 Program – Epratuzumab	Unlabeled Antibody CD22	2014 - 2020	USA, Europe, Japan

CD20 Program – Veltuzumab	Unlabeled Antibody CD20	2023	USA, Europe, Japan

PAM4 Program – Yttrium Y 90 Clivatuzumab Tetraxetan	Y-90 Labeled Antibody PAM4	2023	USA, Europe, Japan

CD74 Program – Milatuzumab	Unlabeled Antibody CD74	2024	USA, Europe, Japan

DNL™ Program – TF2	Carcinoembryonic Antigen (CEACAM5) Antibody	2026	USA, Europe, Japan

F-18 Labeling Technology	F-18 labeling of proteins and peptides	2027	USA, Europe, Japan

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

•

Center for Molecular Medicine and Immunology, or CMMI – We have entered into a license agreement with CMMI in December 2004, whereby we have licensed certain rights with respect to patents and patent applications owned by CMMI. Dr. Goldenberg, our Chief Medical Officer, Chief Scientific Officer and Chairman of our Board of Directors, is the founder, President and member of the Board of Trustees of CMMI. No license or milestone payments are required under this agreement. Under the license agreement, which expires at the expiration of the last of the licensed patents in 2023, CMMI will receive future royalty payments in the low single digits based on a percentage of sales of products that are derived from the CMMI patents. Under the license agreement we are able to decide which patent related expenses we will support. For the fiscal years ended June 30, 2012, 2011 and 2010, we have made payments for CMMI legal expenses regarding patent-related matters of $68 thousand, $61 thousand and $49 thousand, respectively; however any inventions made independently of us by CMMI are the property of CMMI.

Our Trademarks

The mark “IMMUNOMEDICS” is registered in the U.S. and nineteen foreign countries and a European Community Trademark has been granted. Our logo is also registered in the U.S. and in two foreign countries. The mark “IMMUSTRIP” is registered in the U.S. and Canada. The mark “LEUKOSCAN” is registered in the U.S. and nine foreign countries, and a European Community Trademark has been granted. In addition, we have applied for registration in the U.S. for several other trademarks for use on products now in development or testing, and for corresponding foreign and/or European Community Trademarks for certain of those marks. The marks “EPRATUCYN” and “VELTUCYN” have been allowed in the U.S., and International Trademark Registrations and Canadian applications which claim priority to the respective U.S. applications have been filed for “EPRATUCYN” and “VELTUCYN.” The International Registrations request registration in China, Japan and the European Union. Applications have been filed in the U.S. for “CLIVATUCYN”, “MILATUCYN”, “DOCK-AND-LOCK” and “DNL”.

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

Nycomed was acquired by Takeda Pharmaceutical Company Limited on September 30, 2011, (now “Takeda-Nycomed”). Takeda-Nycomed provides medicines for hospitals, specialists and general practitioners, as well as over-the-counter medicines in global markets. Takeda-Nycomed stated that, as veltuzumab is the first anti-CD20 with a subcutaneous administration tested in clinical trials, it has the potential to contribute to an improved safety profile versus the currently intravenously administered anti-CD20s. The subcutaneous formulation of veltuzumab should avoid infusion-related side effects and increase patient and physician convenience. Takeda-Nycomed believes that anti-CD20 antibodies are considered to be one of the strongest growing segments within the RA market and offer additional market potential by extending into other autoimmune and inflammatory diseases. During fiscal year 2012, Takeda-Nycomed reviewed future development plans for veltuzumab as a therapy for patients with rheumatoid arthritis (RA). A Phase II clinical trial is ongoing. Modifications to protocol design and the RA patient population for enrollment are being considered.

UCB, S.A.

Under the terms of the UCB Agreement, UCB is solely responsible for the development, manufacturing and commercialization of epratuzumab for the treatment of all autoimmune indications and for the continuation of ongoing clinical trials in SLE. Initially, Immunomedics was responsible for supplying epratuzumab for the completion of clinical trials relating to SLE, the Sjögren’s Phase II Clinical Trial and the SLE Open Label Study as defined in the UCB Agreement. In August 2009, UCB relieved us of our remaining obligation to supply UCB with any further supplies.

In December 2011, we entered into an Amendment Agreement with UCB providing UCB the right to sublicense epratuzumab to a third party for North America and certain other territories subject to our consent of the sublicensee and sublicensing agreement. Under the terms of the Amendment Agreement, we have received a cash payment of $30 million and have issued to UCB a 5-year warrant to purchase one million (1,000,000) shares of the Company’s common stock at an exercise price of $8.00 per share. Further, UCB has returned to us its buy-in right in the field of oncology.

Other Collaborations

On August 12, 2010, we entered into a license and collaboration agreement with GE Healthcare LTD. The collaboration agreement is for the evaluation of labeling techniques based on our patented F-18 peptide labeling method and to determine whether our proprietary labeling technology meets with GE Healthcare’s application needs. The collaboration agreement provides for payments to Immunomedics for research services regarding novel diagnostic agents and labeling technologies and expense reimbursement for the project, for which we received $101,000 in fiscal year 2011. No additional payments were received in fiscal 2012 and 2011. This agreement was concluded August 12, 2012.

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

Orphan Drug Act

To date, we have successfully obtained Orphan Drug designation by the FDA under the Orphan Drug Act of 1983 for epratuzumab for non-Hodgkin lymphoma, yttrium-90-labeled clivatuzumab for pancreatic cancer, labetuzumab for ovarian, pancreatic and small-cell-lung cancers, and milatuzumab for multiple myeloma and chronic lymphocytic leukemia. There can be no assurance, however, that our competitors will not receive approval of other different drugs or biologics for treatment of the diseases for which our products and product candidates are targeted.

Other Regulatory Considerations

We are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, The Clean Air Act, New Jersey Department of Environmental Protection and other current and potential future federal, state, or local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals, biological materials and various radioactive compounds. We believe that our procedures comply with the standards prescribed by state and federal regulations; however, the risk of injury or accidental contamination cannot be completely eliminated.

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

Competition

Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors such as the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies. A number of companies, including Biogen Idec, Roche, GlaxoSmithKline, Seattle Genetics, Emergent BioSolutions, Merck Serono, Genmab, Amgen, Bristol-Myers Squibb, Bayer Healthcare Pharmaceuticals, Pfizer, AstraZeneca and Eli Lilly are engaged in the development of therapeutic autoimmune and oncology products. For example, Human Genome Sciences, a wholly owned subsidiary of GlaxoSmithKline, has received approval from the FDA for their human monoclonal antibody against B-lymphocyte stimulator or BlyS, for the therapy of patients with SLE. Many of these companies have significantly greater financial, technical and marketing resources than we do. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants. Our ability to compete successfully with other companies in the biopharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

Marketing, Sales and Distribution

At present, we have only limited marketing and sales capabilities as we focus our efforts on developing our therapeutic product candidates. We will continue to manufacture and market LeukoScan® with our sales force and provide technical support directly to customers. We also have agreements with third parties to market LeukoScan® that provide customer support and distribution of the products.

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

We manufacture LeukoScan® for commercial sale at our facility in Morris Plains, New Jersey. The Committee on Proprietary Medicinal Products of the European Commission approved the manufacturing facility and product manufacturing processes for LeukoScan in May 1998. We also perform antibody processing and purification of all our therapeutic product candidates at this facility. We scaled-up our antibody purification and fragmentation manufacturing processes for our diagnostic imaging agents to permit us to produce commercial levels of product. We have an agreement with BAG GmbH, Lich, Germany for the final formulation, fill and lyophilization of Leukoscan®.

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

Employees

As of August 15, 2012, we employed 124 persons on a full-time basis, of whom 21 were in research and development departments, 19 of whom were engaged in clinical research and regulatory affairs, 58 of whom were engaged in operations and manufacturing and quality control, and 26 of whom were engaged in finance, administration, sales and marketing. Of these employees, 56 hold M.D., Ph.D. or other advanced degrees. We believe that while we have been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel continues to be intense and there can be no assurance that we will continue to be able to attract and retain the professionals we will need to grow our business. Our employees are not covered by a collective bargaining agreement and we believe that our relationship with our employees is excellent.

Corporate Information

We were incorporated in Delaware in 1982. Our principal offices are located at 300 The American Road, Morris Plains, New Jersey 07950. Our telephone number is (973) 605-8200. In addition to our majority-owned subsidiary, IBC, we also have two foreign subsidiaries, Immunomedics B.V. in The Netherlands and Immunomedics GmbH in Darmstadt, Germany, to assist us in managing sales and marketing efforts and coordinating clinical trials in Europe. Our web address is www.immunomedics.com. We have not incorporated by reference into this Annual Report on Form 10-K the information on our website and you should not consider it to be a part of this document.

Our reports that have been filed with the Securities and Exchange Commission, or SEC, are available on our website free of charge, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Copies of this Annual Report on Form 10-K may also be obtained without charge electronically or by paper by contacting Investor Relations, Immunomedics, Inc., 300 The American Road, Morris Plains, New Jersey 07950 or by calling (973) 605-8200.

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

We have incurred significant operating losses since our formation in 1982. As of June 30, 2012, we had an accumulated deficit of approximately $217.1 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our existing licensing agreements with UCB and Takeda-Nycomed. The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our business operations or related cash flows. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging product. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic product and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. We expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable.

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

Clinical trials involve the administration of a product candidate to patients who are already extremely ill, making patient enrollment often difficult and expensive. Moreover, even in ideal circumstances where the patients can be enrolled and then followed for the several months or more required to complete the study, the trials can be suspended, terminated or otherwise fail for any number of reasons, including:

•	later-stage clinical trials may raise safety or efficacy concerns not readily apparent in earlier trials;

•	unforeseen difficulties in manufacturing the product candidate in compliance with all regulatory requirements and in the quantities needed to complete the trial may be cost-prohibitive;

•	while underway, the continuation of clinical trials may be delayed, suspended or terminated due to modifications to the clinical trial’s protocols based on interim results obtained;

•	our collaboration partner(s) may suspend or cease trials in their sole discretion;

•	during the long trial process alternative therapies may become available which make further development of the product candidate impracticable; and

•	if we are unable to obtain the additional capital we need to fund all of the clinical trials we foresee, we may be forced to cancel or otherwise curtail some important trials.

Any failure or substantial delay in successfully completing clinical trials for our product candidates, particularly the ongoing trials for our most advanced product candidates, epratuzumab and veltuzumab, could severely harm our business and results of operations.

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

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•	Upfront payments and milestone payments received from licensing partners;

•	Proceeds from the public and private sale of our debt and equity securities; and

•	limited product sales of LeukoScan®, licenses, grants and interest income from our investments.

Based on our expected cash utilization rate, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. During fiscal 2013, we expect that cash expenditures for our current research and development programs will be at a higher level than in fiscal year 2012 due to increased spending for research and development, lower reimbursement from Nycomed and increased clinical trial activities (including further clinical development of clivatuzumab in patients with pancreatic cancer), as well as a number of new clinical studies that are supported by us and our corporate partners, which is partially offset by lower legal and professional fees. We are also evaluating plans to initiate a Phase III registration trial of clivatuzumab in patients with pancreatic cancer. We will need to secure additional funding to advance clivatuzumab into this Phase III trial.

Over the long term we expect research and development activities will continue to expand over time and we do not believe we will have adequate cash to continue to conduct development of product candidates in line with our pipeline included in our long term corporate strategy. Our capital requirements are dependent on numerous factors, including:

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

We are dependent upon Takeda-Nycomed for the final development and commercialization of subcutaneous veltuzumab for the treatment of all non-cancer indications worldwide and upon UCB for the final development and commercialization of epratuzumab for the treatment of non-cancer indications worldwide and they may not be successful.

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

The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology and autoimmune disease products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Biogen Idec, Roche, GlaxoSmithKline, Seattle Genetics, Emergent BioSolutions, Merck Serono, Genmab, Amgen, Bristol-Myers Squibb, Bayer Healthcare Pharmaceuticals, Pfizer, AstraZeneca and Eli Lilly, are engaged in the development of therapeutic autoimmune and oncology products. For example, Human Genome Sciences, a wholly owned subsidiary of GlaxoSmithKline, has received approval from the FDA for belimumab, their human monoclonal antibody against B-lymphocyte stimulator, or BlyS, for the therapy of patients with systemic lupus erythematosus. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology and autoimmune disease products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman, Chief Scientific

Officer and Chief Medical Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the fiscal year ended June 30, 2012, we have incurred $0.2 million of research expenses for activities conducted by CMMI on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have research collaborations with CMMI. Dr. Goldenberg is also a minority stockholder, director and officer of our majority-owned subsidiary, IBC Pharmaceuticals, Inc. Dr. Goldenberg is the primary inventor of new intellectual property for Immunomedics and IBC and is largely responsible for allocating ownership between the two companies.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our future products and profitability. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act or (PPACA), which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. The new law also imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance also have been added, which may require modification of business practices with health care practitioners.

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

Delisting from the NASDAQ may depress the price of our common stock such that we may become a penny stock. The SEC generally defines a penny stock as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. We continue to be listed on the NASDAQ. The market price of our common stock is currently less than $5.00 per share. “Penny Stock” rules require, among other things, that any broker engaging in a purchase or sale of our securities provide its customers with: (i) a risk disclosure document, (ii) disclosure of market quotations, if any; (iii) disclosure of the compensation of the broker and its salespersons in the transaction; and (iv) monthly account statements showing the market values of our securities held in the customer’s accounts.

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

At August 22, 2012, we had 75,626,474 shares of common stock outstanding, 6,119,850 additional shares reserved for the exercise of outstanding options and restricted stock units, 4,887,979 shares available for future grant under our stock option plan and 1,000,000 shares of common stock reserved for warrant shares.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of June 30, 2012, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 11% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

Our headquarters is located at 300 The American Road, Morris Plains, New Jersey 07950, where we lease approximately 85,000 square feet of commercial office space. In June 2009, we amended the lease agreement to add an additional 11,000 square feet of commercial office space to lease the entire facility, which we took occupancy on April 1, 2011. On February 11, 2011, we extended the lease facility for an additional ten years, expiring in October 2031. The current base annual rate is $0.8 million, which is a fixed rate through October 2016 and increases thereafter every five years. Our manufacturing, regulatory, medical, research and development laboratories, and our finance, marketing and executive offices are currently located in this facility. We have subleased approximately 2,000 square feet to CMMI for their operations. We operate a 7,500 square-foot, manufacturing facility within our Morris Plains headquarters, which consists of four independent antibody manufacturing suites, several support areas, and a quality control laboratory. See Item 1 Business, “Manufacturing.” In addition, our European subsidiary, Immunomedics GmbH, leases executive office space in Darmstadt, Germany.

Item 3.	Legal Proceedings

On April 15, 2009, we initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against our former investment advisor/broker, Banc of America Investment Services, Inc. and Banc of America Securities, LLC. In the arbitration, we claim that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning auction rate securities, or ARS, inappropriately advising investment in ARS, and failing to supervise their employees. We continue to seek relief pursuant to the New Jersey Uniform Securities Law and the North Carolina Securities Act for the difference between the par value of our ARS and the amount we received when we sold the ARS on the secondary market, ($2.9 million). Also, we continue to seek consequential damages, punitive damages, and other relief. The FINRA arbitration hearing in this matter began in September 2010 and is scheduled to resume in October 2012.

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

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

Our common stock is quoted on the NASDAQ Global Market under the symbol “IMMU.” The following table sets forth, for the last two fiscal years, the high and low sales prices for our common stock, as reported by the NASDAQ Global Market:

Fiscal Quarter Ended	High	Low
September 30, 2010	$3.36	$2.81
December 31, 2010	4.20	3.07
March 31, 2011	3.88	3.18
June 30, 2011	4.47	3.58

September 30, 2011	$4.33	$2.85
December 31, 2011	3.90	2.91
March 31, 2012	3.90	3.26
June 30, 2012	4.00	3.17

As of August 16, 2012, the closing sales price of our common stock on the NASDAQ Global Market was $3.52. As of August 16, 2012, there were approximately 484 stockholders of record of our common stock and, according to our estimates, approximately 13,917 beneficial owners of our common stock. We have not paid dividends on our common stock since inception and do not plan to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of June 30, 2012.

Plan Category	Number of securities to be issued upon vesting of restricted shares and exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	6,238,475	$3.46	4,802,042
Equity compensation plans not approved by security holders	—	—	—

Total	6,238,475	$3.46	4,802,042

(1)	Includes the Company’s 2002 Stock Option Plan and 2006 Stock Incentive Plan.

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

	6/30/07	6/30/08	6/30/09	6/30/10	6/30/11	6/30/12
Immunomedics	100	51	61	74	98	86
NASDAQ Composite	100	87	72	83	111	121
NASDAQ Pharmaceutical	100	100	97	100	130	153

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On December 27, 2011, we issued and sold to UCB a 5-year warrant to purchase one million (1,000,000) shares of our common stock, par value $0.01 per share, at an exercise price equal to $8.00 per share. The warrant was issued to UCB in connection with the Amendment Agreement we entered into with them whereby UCB received the right to sublicense to a third party a license to develop, manufacture, market and sell our drug epratuzumab, for the United States and certain other territories, as described elsewhere in this annual report. The issuance of the warrant was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as transactions not involving a public offering.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 6.	Selected Financial Data

The following table sets forth our consolidated financial data as of and for each of the five fiscal years ended June 30, 2012. The selected consolidated financial data as of and for each of the five fiscal years ended June 30, 2012, has been derived from our audited consolidated financial statements. The audited consolidated financial statements for the years ended June 30, 2012, 2011 and 2010 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal year ended June 30,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Statements of Operations
Revenues	$32,734	$14,709	$60,930	$30,021	$3,651
Cost and expenses	31,860	33,732	26,997	27,538	26,689
Qualifying Therapeutic Discovery Project Program	—	2,889	—	—	—
Gain on sales and redemptions of auction rate securities	—	454	915	69	—
Impairment charge on auction rate securities	—	—	—	(2,350)	(2,950)
Interest income and other income – net	19	520	789	1,175	2,268
Foreign currency transaction gain (loss)	13	26	130	(3)	121

Income (loss) before income tax (expense) benefit	906	(15,134)	35,767	1,374	(23,599)
Income tax (expense) benefit	(210)	(110)	1,229	900	690

Net income (loss)	696	(15,244)	36,996	2,274	(22,909)
Less net loss attributable to noncontrolling interest	(114)	(174)	—	—	—

Net income (loss) attributable to Immunomedics	$810	$(15,070)	$36,996	$2,274	$(22,909)

Net income (loss) per common share – basic	$0.01	$(0.20)	$0.49	$0.03	$(0.31)

Net income (loss) per common share – diluted	$0.01	$(0.20)	$0.49	$0.03	$(0.31)

Weighted average shares outstanding – basic	75,481	75,313	75,201	75,125	75,093

Weighted average shares outstanding – diluted	76,174	75,313	75,994	76,083	75,093

	As of June 30,
	2012	2011	2010	2009	2008
Balance Sheets
Cash, cash equivalents and current portion of auction rate securities	$32,838	$27,098	$30,490	$27,391	$26,182
Auction rate securities non-current (1)	—	—	8,222	17,458	—
Total assets	38,635	34,325	46,122	53,281	34,731
Stockholders’ equity (deficit) (2)	$31,739	$27,642	$40,719	$1,977	$(1,363)

(1)	Auction rate securities that were not liquid as of the balance sheet date were classified as non-current assets beginning in December 2008. There were no auction rate securities as of June 30, 2012.
(2)	We have never paid cash dividends on our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company primarily focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled, or “naked,” form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins, in each case to create highly targeted agents. Using these technologies, we have built a broad pipeline of therapeutic product candidates that utilize several different mechanisms of action. We have also been one of the first companies to test antibody combinations as a possibly improved method of cancer therapy, and as a result have also embarked on the development of bispecific (bifunctional) monoclonal antibodies targeting two distinct antigens on the same cancer cells. We believe that our portfolio of intellectual property, which includes approximately 202 active patents in the U.S. and more than 400 other issued patents worldwide, protects our product candidates and technologies.

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

From inception in 1982 through June 30, 2012, we had an accumulated deficit of approximately $217.1 million. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature or source of which cannot be predicted), our losses will continue as we conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years.

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

Revenue Recognition

We have accounted for revenue arrangements that include multiple deliverables as a separate unit of accounting if: a) the delivered item has value to the customer on a standalone basis, b) there is objective and reliable evidence of the fair value of the undelivered items, and c) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition. Effective July 1, 2010, we apply ASU 2009-13 – Multiple-Deliverable Revenue Arrangements, to our revenue arrangements containing multiple deliverables that were entered into or which significantly modified existing arrangements. We allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting.

In order to determine the revenue recognition for contingent milestones, we evaluate the contingent milestones using the criteria as provided by the FASB guidance on the milestone method of revenue recognition at the inception of a collaboration agreement. The criteria requires that (i) we determine if the milestone is commensurate with either our performance to achieve the milestone or the enhancement of value resulting from our activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved. Royalties are recognized as earned in accordance with the terms of various research and collaboration agreements.

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

Foreign Currency Risks

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at the period-end exchange rates, and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity and are included in the determination of comprehensive income (loss). Transaction gains and losses are included in the determination of net income (loss).

Stock Based Compensation

We currently have an Employee Share Option Plan, or the Plan, which permits the grant of share options and shares to our employees for up to 8 million shares of common stock. A summary of this plan is provided in Note 6 to the consolidated financial statements. We believe that such awards better align the interests of our employees with those of our shareholders. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan).

The fair value of each option granted during the years ended June 30, 2012, 2011 and 2010 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the following table:

	Years ended June 30,
	2012	2011	2010
Expected dividend yield	0%	0%	0%
Expected option term (years)	5.32	5.42	5.78
Expected stock price volatility	80%	88%	92%
Risk-free interest rate	1.01% - 2.46%	2.33% - 2.86%	2.77% - 3.32%

The weighted average fair value at the date of grant for options granted during the years ended June 30, 2012, 2011 and 2010 were $2.23, $2.53 and $2.59 per share, respectively. We used historical data to estimate forfeitures. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated using our daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

We have a total of 1,552,111 shares underlying non-vested options and restricted stock grants outstanding as of June 30, 2012. As of June 30, 2012, 2011 and 2010 there was $3.3 million, $3.4 million and $3.4 million, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.62 years. The weighted average remaining contractual terms of the exercisable shares is 2.95 years and 3.09 years as of June 30, 2012 and 2011, respectively.

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

Impairment of Assets

We review our long-lived assets for impairment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon our judgment of our ability to recover the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated. Based on our review, we believe there is no impairment at June 30, 2012.

Life Insurance Policies

We have life insurance policies on Dr. Goldenberg, which are for the benefit of the Company. When the Company is the beneficiary of the policy, and there are no other contractual arrangements between the Company and Dr. Goldenberg, we recognize the amount that could be realized under the insurance arrangement as an asset on the balance sheet.

Results of Operations

Fiscal Year 2012 compared to Fiscal Year 2011

Revenues for the fiscal year ended June 30, 2012 were $32.7 million as compared to $14.7 million for the fiscal year ended June 30, 2011, representing an increase of $18.0 million or 122%. The increase was primarily due to an increase in license fee revenue. In fiscal 2012, $28.4 million of license fee revenue was earned under the terms of the Amendment Agreement with UCB whereby UCB received the right to sublicense to a third party (subject to our consent of the sublicensee and sublicensing agreement), a license to develop, manufacture, market and sell our drug epratuzumab, for the United States and certain other territories. During the 2011 fiscal year, we recognized as revenue the receipt of $10.0 million for milestone payments under the terms of the Nycomed Agreement. Product sales of LeukoScan in Europe were comparable for each of the years ended June 30, 2012 and 2011 at $3.5 million and $3.6 million, respectively. Research and development revenues for the year ended June 30, 2012 were $0.8 million as compared to $1.0 million for the same period in 2011, a decrease of $0.2 million or 20% due to a decline in government funded research grants.

Total operating expenses for the fiscal year ended June 30, 2012 were $31.9 million as compared to $33.7 million in the fiscal year ended June 30, 2011, representing a decrease of $1.8 million or 5%. Research and development expenses for the fiscal year ended June 30, 2012 decreased by $0.6 million, or 2%, to $24.8 million from $25.4 million in fiscal year ended June 30, 2011. This decrease resulted primarily from $1.3 million of lower spending for clinical trials, partially offset by higher outside services. Reimbursement of research and development expenses for the 2012 fiscal year increased to $2.2 million compared to $2.0 million in fiscal 2011, but is expected to decline significantly subsequent to June 30, 2012. Cost of goods sold was $0.4 million in each of the fiscal years ended June 30, 2012 and 2011. Gross profit margins were 88% for both the 2012 and 2011 fiscal years.

Sales and marketing expenses remained unchanged at $0.8 million for both the 2012 and 2011 fiscal years. General and administrative expenses for fiscal year 2012 decreased by $1.3 million or 18% from $7.1 million in fiscal year 2011 to $5.8 million in fiscal year 2012. This decrease is primarily attributable to $1.9 million of decreased legal expenses principally related to lower expenses pertaining to the FINRA arbitration hearing and other legal matters for the year ended 2011. This decrease in general and administrative expenses was partially offset by recognition of additional incentive compensation to our Chairman in accordance with his employment agreement resulting from the Company’s profitability for the 2012 fiscal year.

On October 29, 2010, we were awarded a cash grant of approximately $2.9 million under the QTDP program administered under Section 48D of the Internal Revenue Code. We recognized the full $2.9 million of the grant as of the date of notification since we had already incurred all of the qualifying expenses as of the date of notification. Since this program was non-recurring in nature, we elected to classify this payment as other income in the Consolidated Statement of Comprehensive Income (Loss) for the year ended June 30, 2011. There was no similar program in the fiscal year ended June 30, 2012.

A gain of $0.5 million was reported for the year ended June 30, 2011 on the sales and redemptions of ARS with a carrying value of $9.0 million (par value of $11.0 million). There were no such sales for the fiscal year ended June 30, 2012.

Interest and other income of $19 thousand for the year ended June 30, 2012 decreased by $0.5 million from $0.5 million for the same period in 2011. This decline was primarily due to the inclusion in fiscal 2011 of $0.3 million from an insurance claim for equipment failure.

Income tax expense of $0.2 million and $0.1 million for the fiscal years ended June 30, 2012 and 2011, respectively, was the result of income taxes for the domestic and foreign operations.

Net income attributable to Immunomedics, Inc. common stockholders for fiscal year 2012 is $0.8 million, or $0.01 per share as compared to net loss of $15.1 million, or $0.20 per share, in fiscal year 2011.

Fiscal Year 2011 compared to Fiscal Year 2010

Revenues for the fiscal year ended June 30, 2011 were $14.7 million as compared to $60.9 million for the fiscal year ended June 30, 2010, representing a decrease of $46.2 million or 76%. The 2011 fiscal year did not reflect any license fee revenues from either the UCB Agreement or the Nycomed Agreement, which had amounted to $31.1 million and $14.5 million, respectively, for the 2010 fiscal year. In August 2009, we received notice from UCB relieving us of our responsibilities for the manufacturing of epratuzumab, the only remaining obligation under the UCB agreement, thus allowing us to record as revenue the full amount of the remaining deferred license fee revenue. In March 2010, we had completed amortization of the remaining upfront fees deferred under the Nycomed Agreement. During both the 2011 and 2010 fiscal years, we recognized as revenue the receipt of $10.0 million for milestone payments under the terms of the Nycomed Agreement. Product sales for the year ended June 30, 2011 were $3.6 million, as compared to $3.1 million for the same period in 2010, representing an increase of $0.5 million or 16% due primarily to higher sales volume of LeukoScan in Europe over the previous year. Research and development revenues for the year ended June 30, 2011 were $1.0 million as compared to $2.1 million for the same period in 2010, a decrease of $1.1 million, or 52%, due to the timing and size of the grant programs in the 2011 fiscal year.

Total operating expenses for the fiscal year ended June 30, 2011 were $33.7 million as compared to $27.0 million in the fiscal year ended June 30, 2010, representing an increase of $6.7 million or 25%. Research and development expenses for the fiscal year ended June 30, 2011 increased by $5.5 million, or 28%, to $25.4 million from $19.9 million in fiscal year ended June 30, 2010, due primarily to a $4.8 million decrease of research and development expense reimbursement, $0.9 million of higher spending for clinical trials, and $0.5 million for higher patent-related expenses, partially offset by reduced materials and lab supplies. Reimbursement of research and development expenses for the 2011 fiscal year declined to approximately $2.0 million compared to $6.8 million in fiscal 2010. Cost of goods sold for fiscal year ended June 30, 2011 decreased by $0.6 million, or 56%, to $0.4 million from $1.0 million in fiscal year ended June 30, 2010. During the year-ended June 30, 2010, cost of goods sold included $0.6 million of expense as a result of the inventory reserve on certain of our Leukoscan® work-in-process inventories, which were deemed to be unsaleable due to a third-party manufacturer’s process deviation that resulted in product that did not meet our quality control standards. Excluding the impact of an inventory reserve adjustment for work-in-process, gross profit margins were 89% for the year ended June 30, 2010, compared to 88% for the year ended June 30, 2011.

Sales and marketing expenses remained unchanged at $0.8 million for both the 2011 and 2010 fiscal years. General and administrative expenses for fiscal year 2011 increased by $1.8 million, or 33%, from $5.4 million in fiscal year 2010 to $7.1 million in fiscal year 2011. This increase was primarily attributable to increased legal expenses of $2.0 million pertaining primarily to the FINRA arbitration hearing related to our ARS and other legal matters, as well as increased employee related costs of $0.2 million. This was partially offset by the recognition in fiscal year 2010 of $0.7 million of additional incentive compensation to our Chairman in accordance with his employment agreement, resulting from our profitability for the 2010 fiscal year.

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

A gain of $0.5 million was reported for the year ended June 30, 2011 on the sales and redemptions of ARS with a carrying value of $9.0 million (par value of $11.0 million), as compared to a $0.9 million gain on the sale of ARS that had a carrying value of $9.0 million (par value of $11.3 million) for the same period in 2010. See discussion in Note 2 to the consolidated financial statements for more information on our investments in auction rate securities.

Interest and other income of $0.5 million for the year ended June 30, 2011 decreased by $0.3 million from $0.8 million for the same period in 2010. This decline was primarily the result of lower rates of return on investments and lower cash balances during the 2011 fiscal year. This decline for the 2011 fiscal year included the lower level of the amortization of the discount for the ARS of $0.1 million, as compared to $0.5 million for the previous fiscal year.

For the 2010 fiscal year, we recorded a tax benefit of $1.0 million as a result of our sale of approximately $12.8 million of New Jersey state net operating losses or NOL’s. There were no comparable sales of NOL’s in fiscal 2011. For both the 2011 and 2010 fiscal years we recorded a Federal income tax provision of $0.1 million. The 2010 fiscal year provision was offset by a Federal tax refund received for the fiscal year 2007 alternative minimum tax paid (as provided by the Federal Troubled Asset Relief Program). In addition, for the fiscal year 2010 we recorded a $0.2 million reduction of tax obligations of our foreign subsidiaries. For the 2011 fiscal year, we recorded a $50,000 tax provision for our foreign subsidiaries.

Net loss allocable to Immunomedics, Inc. common stockholders for fiscal year 2011 is $15.1 million, or $0.20 per share, as compared to net income of $37.0 million, or $0.49 per share, in fiscal year 2010.

Research and Development Expenses

Research and development expenses for our product candidates in development were $24.8 million for fiscal year ended June 30, 2012, $25.4 million for the fiscal year ended June 30, 2011 and $19.9 million for the fiscal year ended June 30, 2010. Research and development expenses decreased by $0.6 million in fiscal year 2012, or 2%, as compared to fiscal year 2011. Research and development expenses increased $5.5 million in fiscal year 2011, or 28%, as compared to fiscal 2010.

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

Our research costs consist of outside costs associated with animal studies and costs associated with research and testing of our product candidates prior to reaching the clinical stage. Such research costs primarily include personnel costs, facilities, including depreciation, lab supplies, funding of outside contracted research and license fees. Our product development costs consist of costs from preclinical development (including manufacturing), conducting and administering clinical trials and patent expenses.

The following table sets forth a breakdown of our research and development expenses by those associated with research and those associated with product development for the periods indicated.

	Years Ended June 30,
	2012	2011	2010
	(in thousands)
Research Costs	$6,602	$6,166	$6,653
Product Development Costs	18,222	19,203	13,201

Total	$24,824	$25,369	$19,854

Research Costs

Research costs increased by $0.4 million, or 7%, for the year ended June 30, 2012 compared to June 30, 2011. Research costs decreased by $0.5 million, or 7%, for the year ended June 30, 2011 compared to 2010. The changes in research costs primarily relate to the following:

Personnel costs were $2.9 million in fiscal 2012 as compared to $2.7 million in 2011, an increase of $0.2 million, or 7%, due to salary increases and lower employee turnover resulting in fewer open positions during the year. Personnel costs were $2.7 million for both 2011 and 2010, with salary increases in 2011 offset by employee turnover.

The use of outside research and testing services in fiscal 2012 was $0.4 million, an increase of $0.2 million, or 100%, over 2011. The use of outside research and testing services in fiscal 2011 was $0.2 million, a decrease of $0.3 million, or 60%, compared to 2010. This decrease was primarily the result of outside research and testing procedures that were unnecessary for fiscal 2011.

Indirect administrative and support services that are allocated to research based on research spending levels for fiscal 2012 were $1.2 million as compared to $1.0 million in 2011, an increase of $0.2 million or 20%, primarily as a result of increased employee-related costs. For fiscal 2011, these expenses decreased by $0.4 million, or 29%, to $1.0 million as compared to 2010, primarily resulting from the decline of research spending as compared to product development spending, resulting in a lower allocation percentage of general and administrative costs.

Product Development Costs

Product development costs for the year ended June 30, 2012 in total decreased by $1.0 million or 5% to $18.2 million as compared to 2011. Product development costs for the year ended June 30, 2011 in total increased by $6.0 million, or 45%, to $19.2 million as compared to 2010. The changes in product development costs primarily relate to the following:

In fiscal 2012, 2011 and 2010 the Company has benefited from cost efficiencies realized on labor and overhead as a result of continued efforts on the development of veltuzumab for Nycomed, for which the Company has been reimbursed. In fiscal 2012, the level of reimbursement received from Nycomed increased $0.2 million, from $2.0 million received in 2011, to $2.2 million. In fiscal 2011, the level of reimbursement received from Nycomed declined $4.8 million, from $6.8 million received in 2010, to $2.0 million received in 2011. The Company expects the reimbursement from Nycomed for fiscal 2013 to decline as compared to the 2012 level.

Clinical trial expenses in fiscal year 2012 were $1.5 million, a decrease of $1.3 million or 46% from 2011. This reduction was primarily the result of the completion of the clivatuzumab tetraxetan (hPAM4) Phase IIb clinical trial during the 2012 fiscal year. Clinical trial expenses in fiscal year 2011 were $2.8 million, an increase of $0.9 million, or 47%, over 2010, a result of increased patient enrollment for clivatuzumab tetraxetan (hPAM4) and milatuzumab clinical trials.

Personnel costs in fiscal 2012 were $6.1 million, a decrease of $0.1 million, or 2%, as compared to 2011, with salary increases in 2012 offset by lower employee levels during the year. Personnel costs in 2011 were $6.2 million, an increase of $0.4 million, or 7%, as compared to 2010, primarily due to salary increases and higher staffing levels.

Patent expenses for fiscal 2012 were $1.7 million, a decrease of $0.3 million, or 15%, from 2011. This reduction was primarily due to the completion of patent related expenses for legal actions during the 2012 fiscal year, resulting in lower professional fees. Patent expenses for fiscal 2011 were $2.0 million, an increase of $0.5 million, or 33%, from 2010. This increase was the result of higher professional fees incurred for patent litigation defense during the year.

Lab supplies and chemical reagent costs were $1.7 million in fiscal 2012, a decrease of $0.3 million, or 15%, from 2011. This reduction was primarily the result of lower levels of clinical trial participation during the year, partially offset by a slightly higher level of manufacturing development requirements for veltuzumab product for Takeda-Nycomed. Lab supplies and chemical reagent costs were $2.0 million in fiscal 2011, a decrease of $0.5 million, or 20%, over 2010. This reduction was primarily the result of reduced levels of production of veltuzumab as requested by Nycomed, partially offset by higher levels of clinical trial participation.

Expenses for outside testing were $1.4 million in fiscal 2012, an increase of $0.5 million, or 55%, from 2011. This increase was the result of increased testing for process validations and offsite lyophilization for product development. Expenses for outside testing were $0.9 million in fiscal 2011, a decrease of $0.2 million, or 18%, from 2010. This decline was primarily the result of reduced testing involving Nycomed related production.

Indirect administrative and support services that are allocated to development based on spending levels increased by $0.3 million or 7% to $3.0 million in fiscal year 2012, primarily as a result of increased employee-related costs. Indirect administrative and support services that are allocated to development based on development spending levels increased by $0.2 million or 8% to $2.7 million in fiscal year 2011 as compared to 2010, primarily resulting from increased product development spending, resulting in a higher allocation percentage of general and administrative costs.

Completion of clinical trials may take several years or more. The length of time varies according to the type, complexity and the disease indication of the product candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following periods:

Clinical Phase	Estimated Completion Period (Years)
I	1-2
II	1-3
III	2-5

The duration and cost of clinical trials through each of the clinical phases may vary significantly over the life of a particular project as a result of, among other things, the following factors:

•	the length of time required to recruit qualified patients for clinical trials;

•	the duration of patient follow-up in light of trial results;

•	the number of clinical sites required for trials; and

•	the number of patients that ultimately participate.

Liquidity and Capital Resources

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of debt and equity securities and revenues from licensing, which provided up-front and milestone payments, as well as funding of development costs and other licensing possibilities. There can be no assurance that Immunomedics will be able to raise the additional capital it will need to complete its pipeline of research and development programs, on commercially acceptable terms, if at all. If the Company were unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. Furthermore, the terms of any such debt or equity financing may include covenants which may limit our future ability to manage the business.

Discussion of Cash Flows

Cash flows from operating activities. Net cash provided by operating activities for the year ended June 30, 2012 was $4.6 million, compared to cash used in operations of $11.9 million for the year ended June 30, 2011. The increase in the current fiscal year’s cash flow provided by operations is primarily due to the receipt of $28.4 million as part of the UCB Amendment Agreement, offset in part by the milestone payments totaling $10.0 million that were received from Nycomed in 2011 and the non-recurring $2.5 million received under the QTDP program in the 2011 fiscal year.

For fiscal 2011, net cash used in operating activities was $11.9 million as compared to $7.1 million used in operations for fiscal 2010. This increase in the cash flow used in operations was primarily the result of higher research and development expenses as a result of reduced level of research and development expense reimbursements and increased legal and clinical trial expense levels.

Cash flows from investing activities. Net cash used in investing activities was $0.6 million in fiscal 2012, as compared to $9.2 million net cash provided by investing activities for the 2011 fiscal year. The decrease in cash flow from investing activities for the 2012 fiscal year is primarily due to the prior year’s receipt of $9.5 million from the proceeds for the sales of auction rate securities and $0.3 million in proceeds from an insurance claim, which were not repeated in the 2012 fiscal year.

Cash flows from financing activities. Net cash provided by financing activities for the year ended June 30, 2012 was $1.8 million, resulting primarily from the issuance of a warrant to acquire 1,000,000 shares of the Company’s common stock to UCB as part of the UCB Amendment Agreement. Net cash provided by financing activities for the year ended June 30, 2011 was $0.2 million, resulting from the exercise of employee stock options.

At June 30, 2012, we had working capital of $29.9 million, representing an increase of $5.2 million from the $24.7 million in working capital that the Company had at June 30, 2011. This increase in working capital was primarily a result of the $4.6 million net cash provided by operations.

At June 30, 2011, we had working capital of $24.7 million, representing a decrease of $3.9 million from the $28.6 million in working capital that the Company had at June 30, 2010. This decline in working capital was caused by $11.9 million of cash used in operations offset in part by $8.2 million in proceeds received from the sale of non-current auction rate securities.

Our cash and cash equivalents of $32.8 million at June 30, 2012 represented an increase of $5.7 million from $27.1 million at June 30, 2011. The increase for fiscal year 2012 was primarily attributable to the $4.6 million in cash provided by operations and $1.8 million in net cash flow from financing activities, principally the issuance of common stock purchase warrants to UCB.

Our cash and cash equivalents of $27.1 million at June 30, 2011 represented a decrease of $2.4 million from $29.5 million at June 30, 2010. The decline for fiscal year 2011 was primarily attributable to our use of cash in operations, partially offset by the sales and redemptions of $9.9 million of certain ARS.

Other Liquidity Matters

We have $32.8 million of unrestricted cash and cash equivalents at June 30, 2012. Based on our expected cash utilization rate, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. Cash requirements in fiscal year 2013, are expected to increase to $24.0-$26.0 million, an increase over fiscal year 2012 due to increased spending for research and development, lower reimbursement from Nycomed and increased clinical trial activities (including further clinical development of clivatuzumab in patients with pancreatic cancer), as well as a number of new clinical studies that are supported by us and our corporate partners, which is partially offset by lower legal and professional fees. We are also evaluating plans to initiate a Phase III registration trial of clivatuzumab in patients with pancreatic cancer. We will need to secure additional funding to advance clivatuzumab into this Phase III trial.

We expect research and development activities to continue to expand over time, and we do not believe we will have adequate cash to continue to conduct development of product candidates in line with our pipeline included in our long term corporate strategy. As a result, we will continue to require additional financial resources in order to conduct our research and development programs, clinical trials of product candidates and regulatory filings. Our ability to raise capital through public and private debt or equity financings may be negatively impacted by the current weak economy. There can be no assurances that financing will be available when we need it on terms acceptable to us, if at all. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected. Furthermore, the terms of any such debt or equity financing may include covenants which may limit our future ability to manage the business. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

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

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility and employment contracts in effect for our Chairman of the Board, Chief Medical Officer and Chief Scientific Officer and the President/Chief Executive Officer. We have identified and quantified the significant commitments in the following table for the fiscal years ending June 30:

	Payments Due by Period (in thousands)
Contractual Obligation	2013	2014	2015	2016	2017	Thereafter	Total
Operating Lease(1)	$838	$838	$838	$838	$929	$15,147	$19,428
Employment Contracts(2)	1,234	1,234	675	675	—	—	3,818

TOTAL	$2,072	$2,072	$1,513	$1,513	$929	$15,147	$23,246

(1)	In February 2011, we renewed our operating lease for our Morris Plains, New Jersey facility for an additional term of 10 years expiring in October 2031 at a base annual rate of $0.8 million, which has a fixed rate through October 2015 and increases thereafter every five years. The lease amendments included an additional 11,000 square feet, enabling us to lease the entire facility.
(2)	Included are amounts due under employment contracts with David M. Goldenberg, our Chief Medical Officer and Chief Scientific Officer, through 2016 and Cynthia Sullivan, our President and Chief Executive Officer, through 2014. The five-year employment contract with David M. Goldenberg was entered into effective July 1, 2011. This contract also included a minimum royalty agreement, a percentage of the consideration the Company receives from licensing agreements, sales of intellectual properties and disposition of undeveloped assets, as disclosed in the employment agreement. The amounts included above are only the minimum payments and do not include possible adjustments to existing salaries, additional incentive compensation or potential bonus payments as set forth in the employment contract.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” to “improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.” We adopted this guidance on January 1, 2012, as required, which did not have a significant impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, an amendment of the Codification Topic 220, Comprehensive Income, or ASU 2011-05. ASU 2011-05 increases the prominence of items reported in other comprehensive income and facilitates convergence of GAAP and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present: (i) each component of net income along with total net income; (ii) each component of other comprehensive income along with a total for other comprehensive income; and (iii) a total amount for comprehensive income. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 does not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, and the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. ASU

2011-05 does not affect how earnings per share is calculated or presented. We have adopted the single continuous statement approach and have presented the statement of comprehensive income (loss) retrospectively for all fiscal years.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 eliminated the requirement to reflect reclassification adjustments for items that are reclassified from other comprehensive income to net income. This had no impact on the our financial statements.

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

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments. One of our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. A one percent change (100 basis points) in interest rates on our investments would have impacted interest income by a nominal amount for the year ended June 30, 2012.

We also may be exposed to fluctuations in foreign currencies with regard to certain agreements with service providers relating to certain clinical trials that are in process. Depending on the strengthening or weakening of the U.S. dollar, realized and unrealized currency fluctuations could be significant.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Immunomedics, Inc.

We have audited the accompanying consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immunomedics, Inc. and subsidiaries at June 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Immunomedics, Inc.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

August 23, 2012

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$32,838,096	$27,097,610
Accounts receivable, net of allowance for doubtful accounts of $55,000 and $32,000 at June 30, 2012 and 2011, respectively	659,958	736,980
Inventory	415,876	289,604
Other receivables	389,002	974,331
Prepaid expenses	582,601	514,388
Other current assets	593,900	644,705

Total current assets	35,479,433	30,257,618
Property and equipment, net	2,527,500	3,456,150
Value of life insurance policies	598,288	581,005
Other long-term assets	30,000	30,000

	$38,635,221	$34,324,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,594,800	$5,548,318

Total current liabilities	5,594,800	5,548,318
Other liabilities	1,301,212	1,134,492
Commitments and Contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2012 and 2011	—	—
Common stock, $.01 par value; authorized 110,000,000 shares; issued and outstanding 75,597,066 shares and 75,463,066 shares at June 30, 2012 and 2011, respectively	755,970	754,630
Capital contributed in excess of par	248,737,450	245,023,414
Treasury stock, at cost: 34,725 shares at June 30, 2012 and 2011	(458,370)	(458,370)
Accumulated deficit	(217,088,442)	(217,898,394)
Accumulated other comprehensive income	80,161	394,669

Total Immunomedics, Inc. stockholders’ equity	32,026,769	27,815,949

Noncontrolling interest in subsidiary	(287,560)	(173,986)

Total stockholders’ equity	31,739,209	27,641,963

	$38,635,221	$34,324,773

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

	Years ended June 30,
	2012	2011	2010
Revenues:
License fee and other revenues	$28,418,000	$10,126,550	$55,685,385
Product sales	3,517,739	3,607,685	3,146,497
Research and development	798,088	975,244	2,098,460

Total revenues	32,733,827	14,709,479	60,930,342

Costs and Expenses:
Costs of goods sold	427,035	419,352	960,222
Research and development	24,824,024	25,368,586	19,853,880
Sales and marketing	846,025	828,148	834,469
General and administrative	5,762,576	7,116,055	5,348,640

Total costs and expenses	31,859,660	33,732,141	26,997,211

Operating income (loss)	874,167	(19,022,662)	33,933,131

Qualifying Therapeutic Discovery Project Program	—	2,888,688	—
Gain on sales and redemptions of auction rate securities	—	454,428	915,611
Interest and other income	18,762	519,009	788,855
Foreign currency transaction gain, net	13,234	26,010	129,744

Income (loss) before income tax (expense) benefit	906,163	(15,134,527)	35,767,341
Income tax (expense) benefit	(209,785)	(109,880)	1,228,885

Net income (loss)	696,378	(15,244,407)	36,996,226
Less net loss attributable to noncontrolling interest	(113,574)	(173,986)	—

Net income (loss) attributable to Immunomedics, Inc.	$809,952	$(15,070,421)	$36,996,226

Earnings (loss) per common share attributable to Immunomedics, Inc:
Basic	$0.01	$(0.20)	$0.49

Diluted	$0.01	$(0.20)	$0.49

Weighted average shares used to calculate earnings (loss) per common share:
Basic	75,481,007	75,313,349	75,200,866

Diluted	76,174,377	75,313,349	75,994,190

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(314,508)	262,151	(297,324)
Unrealized (loss) gain on securities available for sale	—	(208,696)	208,696

Other comprehensive (loss) income	(314,508)	53,455	(88,628)

Comprehensive income (loss)	381,870	(15,190,952)	36,907,598

Less comprehensive (loss) attributable to noncontrolling interest	(113,574)	(173,986)	—

Comprehensive income (loss) attributable to Immunomedics, Inc.	$495,444	$(15,016,966)	$36,907,598

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Immunomedics, Inc. Stockholders
	Common Stock		Capital Contributed in Excess of Par	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest
	Shares	Amount						Total
Balance, at June 30, 2009	75,137,831	$751,378	$241,077,890	$(458,370)	$(239,824,199)	$429,842	$—	$1,976,541
Exercise/(settlement) of stock options, net	65,688	656	24,960					25,616
Stock based compensation	93,046	931	1,807,929					1,808,860
Other comprehensive loss						(88,628)		(88,628)
Net income					36,996,226			36,996,226

Balance, at June 30, 2010	75,296,565	752,965	242,910,779	(458,370)	(202,827,973)	341,214	—	40,718,615
Exercise of stock options, net	92,460	925	242,604					243,529
Stock based compensation	74,041	740	1,870,031					1,870,771
Other comprehensive income						53,455		53,455
Net loss					(15,070,421)		(173,986)	(15,244,407)

Balance, at June 30, 2011	75,463,066	$754,630	$245,023,414	$(458,370)	$(217,898,394)	$394,669	$(173,986)	$27,641,963
Issuance of common stock purchase warrant			1,582,000					1,582,000
Exercise of stock options, net	59,126	592	171,223					171,815
Stock based compensation	74,874	748	1,960,813					1,961,561
Other comprehensive loss						(314,508)		(314,508)
Net income (loss)					809,952		(113,574)	696,378

Balance, at June 30, 2012	75,597,066	$755,970	$248,737,450	$(458,370)	$(217,088,442)	$80,161	$(287,560)	$31,739,209

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$696,378	$(15,244,407)	$36,996,226
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,496,783	1,477,639	1,436,017
Amortization of deferred revenue	—	—	(45,685,385)
Amortization of discounts of auction rate securities	—	(120,114)	(466,498)
Gain on sales/redemptions of auction rate securities	—	(454,428)	(915,611)
Gain on insurance claim for equipment failure	—	(279,010)	—
Charge (credit) for allowance for doubtful accounts	22,797	(20,007)	(81,242)
Inventory reserve	—	—	600,000
Non-cash expense related to stock compensation	1,961,561	1,870,771	1,808,860
Other	(314,508)	262,151	(297,324)
Changes in operating assets and liabilities:
Accounts receivable	54,225	(288,399)	354,689
Inventories	(126,272)	245,105	(901,789)
Other receivables	585,329	(207,890)	362,394
Prepaid expenses	(68,213)	(64,579)	(73,875)
Other current assets	50,805	(314,777)	66,365
Non-cash increase in value of life insurance policy	(17,283)	(38,542)	(56,035)
Accounts payable and accrued expenses	46,482	1,124,102	(322,070)
Other liabilities	166,720	155,214	106,578

Net cash provided by (used in) operating activities	4,554,804	(11,897,171)	(7,068,700)

Cash flows from investing activities:
Proceeds from sales and redemptions of auction rate securities	—	9,545,000	9,870,000
Additions to property and equipment	(568,133)	(605,988)	(684,464)
Proceeds from insurance claim for equipment failure	—	279,010	—

Net cash (used in) provided by investing activities	(568,133)	9,218,022	9,185,536

Cash flows from financing activities:
Issuance of common stock purchase warrant	1,582,000	—	—
Exercise of stock options, net	171,815	243,529	25,616

Net cash provided by financing activities	1,753,815	243,529	25,616

Increase (decrease) in cash and cash equivalents	5,740,486	(2,435,620)	2,142,452
Cash and cash equivalents at beginning of period	27,097,610	29,533,230	27,390,778

Cash and cash equivalents at end of period	$32,838,096	$27,097,610	$29,533,230

Supplemental information for the statement of cash flows:
Cash paid for income taxes	$23,144	$441,531	$658,609

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business Overview

Immunomedics, Inc., a Delaware corporation (“Immunomedics” or the “Company”) is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. The Company has continued to transition its focus away from the development and commercialization of diagnostic imaging products in order to accelerate the development of its therapeutic product candidates, although the Company manufactures and commercializes its LeukoScan® product in territories where regulatory approvals have previously been granted in Europe, Canada and in certain other markets outside the U.S. LeukoScan® is indicated for diagnostic imaging for determining the location and extent of infection/inflammation in bone in patients with suspected osteomyelitis, including patients with diabetic foot ulcers. The Company has two foreign subsidiaries, Immunomedics B.V. in the Netherlands and Immunomedics GmbH in Darmstadt, Germany, to assist the Company in managing sales efforts and coordinating clinical trials in Europe. In addition, included in the accompanying financial statements is the majority-owned U.S. subsidiary, IBC Pharmaceuticals, Inc. (“IBC”), which has been working since 1999 on the development of novel cancer radiotherapeutics using patented pretargeting technologies with proprietary, bispecific antibodies.

Immunomedics is subject to significant risks and uncertainties, including, without limitation, our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that the Company may be unable to successfully finance and secure regulatory approval of and market its drug candidates; its dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under its collaborative agreements; uncertainties about the Company’s ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; its ability to protect its proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally. For more detail regarding such risks and uncertainties, please refer to “Risk Factors” in Item 1A.

As of June 30, 2012, the Company had cash and cash equivalents totaling $32.8 million. Based on the Company’s expected cash utilization rate, the Company believes it has sufficient funds to continue its operations and research and development programs for at least the next twelve months. Cash requirements in fiscal year 2013 are expected to increase to $24.0-$26.0 million, an increase over fiscal year 2012 due to increased spending for research and development, lower reimbursement from Nycomed and increased clinical trial activities (including further clinical development of clivatuzumab in patients with pancreatic cancer), as well as a number of new clinical studies that are supported by the Company and its corporate partners, which is partially offset by lower legal and professional fees. The Company is evaluating plans to initiate a Phase III registration trial of clivatuzumab in patients with pancreatic cancer. The Company may need to secure additional funding to advance clivatuzumab into this Phase III trial.

The Company expects research and development activities to continue to expand over time and it does not believe it will have adequate cash to continue to conduct development of product candidates in line with its pipeline included in its long term corporate strategy. As a result, the Company will continue to require additional financial resources in order to conduct its research and development programs, clinical trials of product candidates and regulatory filings.

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of debt and equity securities and revenues from licensing agreements, which could provide up-front and milestone payments, as well as funding of development costs and other licensing possibilities. The Company’s ability to raise capital through public and private debt or equity financings may be negatively impacted by the current weak economy. There can be no assurances that financing will be available when needed on terms acceptable to it, if at all. If the Company were unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. Furthermore, the terms of any such debt or equity financing may include covenants which may limit the Company’s future ability to manage the business. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

2.    Summary of Significant Accounting Policies

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Immunomedics and its majority-owned subsidiaries. Noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets represent minority stockholders’ proportionate share of the equity in such subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Correction of a Prior Period Error

During the third quarter of fiscal year 2011, the Company corrected an error in its condensed consolidated financial statements regarding the financial reporting for noncontrolling interests related to its IBC Pharmaceuticals Inc. subsidiary in its consolidated financial statements. Beginning July 1, 2009, the Company’s consolidated financial statements did not report the net loss incurred by noncontrolling interest, which should have been specifically identified in the balance sheet, statement of comprehensive income (loss) and the statement of changes in stockholders’ equity. The amounts related to errors identified in the financial reporting resulted in an immaterial understatement of net income attributable to common stockholders during the fiscal year ended June 30, 2010, and an immaterial overstatement in net loss attributable to common stockholders for the six-month period ended December 31, 2010. Since the Company determined that the errors were not material to the consolidated financial statements in the periods in which they originated or the period in which they were corrected, the Company recorded the total correction of $0.1 million during the three-month period ended March 31, 2011.

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

Foreign Currencies

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity in the Consolidated Balance Sheets and the Consolidated Statements of Changes in Stockholders’ Equity and are included in the determination of comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss). Transaction gains and losses are included in the determination of net income (loss) in the Consolidated Statements of Comprehensive Income (Loss). As of June 30, 2012 and 2011, the cumulative unrealized foreign currency translation gain included in other comprehensive income was approximately $0.1 million and $0.4 million, respectively.

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

Concentration of Credit Risk

Cash, cash equivalents and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. Immunomedics periodically invests its cash in debt instruments of banks and financial institutions with strong credit ratings. Immunomedics has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates.

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

Financial assets recorded on the consolidated balance sheets as of June 30, 2012 and 2011 are categorized based on the inputs to the valuation techniques as follows (in thousands):

•

Level 1 – Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

•

Level 2 – Financial assets whose value are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted price’s of instruments with similar attributes in active markets.

•

Level 3 – Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

	Level 1	Level 2	Level 3	Total
June 30, 2012
Money Market Funds	$29,316	$—	$—	$29,316

Total	$29,316	$—	$—	$29,316

June 30, 2011
Money Market Funds	$22,297	$—	$—	$22,297

Total	$22,297	$—	$—	$22,297

The money market funds noted above are included in cash and cash equivalents in the consolidated balance sheets. We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the fiscal year 2012.

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

Life Insurance Policies

The Company has life insurance policies on Dr. Goldenberg, which are for the benefit of the Company. When the Company is the beneficiary of the policy, and there are no other contractual arrangements between the Company and Dr. Goldenberg, the Company recognizes the amount that could be realized under the insurance arrangement as an asset in the balance sheet.

Revenue Recognition

The Company has accounted for revenue arrangements that include multiple deliverables as a separate unit of accounting if: a) the delivered item has value to the customer on a standalone basis, b) there is objective and reliable evidence of the fair value of the undelivered items and c) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition. Effective July 1, 2010, the Company applied ASU 2009-13 Multiple-Deliverable revenue Arrangements to its revenue arrangements containing multiple deliverables that were entered into or which significantly modified existing arrangements. The Company allocates revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or the Company’s estimate of selling price when fair value is not available for a given unit of accounting.

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

Benefits received resulting from the sale of the Company’s State of New Jersey net operating losses (“NOL”) in fiscal year 2010 were recognized as a tax benefit when the NOL was approved for sale by the State of New Jersey. There were no sales of NOL in fiscal years 2012 or 2011.

The Company does not have an accrual for uncertain tax positions as of June 30, 2012 or 2011. The U.S. Federal statute of limitation remains open for the fiscal years 2007 onward. State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return. The Company conducts business and files tax returns in New Jersey. Subsequent to June 30, 2012 the Company was notified by the State of New Jersey that it will commence an audit of the 2008, 2009, 2010 and 2011 tax years.

Net Income (Loss) Per Share Allocable to Common Stockholders

Basic net income (loss) per share is based upon the number of weighted average number of shares of common stock and vested restricted shares outstanding. For the years ended June 30, 2012 and 2010, diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. During fiscal 2011, no potential shares of common stock were included in the calculation since their affect would be anti-dilutive due to the operating loss. Potential shares of common stock that result from the assumed exercise of outstanding stock options and warrant shares, with exercise prices less than the average market price of the Company’s common stock during the years ended June 30, 2012, 2011 and 2010, are calculated under the treasury stock method. All other outstanding stock options and warrant shares have been excluded from the calculation.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), net unrealized gains on securities available for sale and foreign currency translation adjustments and is presented in the Consolidated Statements of Comprehensive Income (Loss).

Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan (the “Plan”) permits the grant of options and shares to its employees for up to 8 million shares of common stock. A summary of this plan is provided in Note 6. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan).

The fair value of each option granted during the years ended June 30, 2012, 2011 and 2010 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the following table:

	Years ended June 30,
	2012	2011	2010
Expected dividend yield	0%	0%	0%
Expected option term (years)	5.32	5.42	5.78
Expected stock price volatility	80%	88%	92%
Risk-free interest rate	1.01% - 2.46%	2.33% - 2.86%	2.77% - 3.32%

The weighted average fair value at the date of grant for options granted during the years ended June 30, 2012, 2011 and 2010 were $2.23, $2.53 and $2.59 per share, respectively. The Company uses historical data to estimate forfeitures. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated based on the Company’s daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company has 1,552,111 non-vested options and restricted stock shares outstanding. As of June 30, 2012, 2011 and 2010, there was $3.3 million, $3.4 million and $3.4 million, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.62 years. The weighted average of remaining contractual terms of the exercisable shares is 2.95 years and 3.09 years as of June 30, 2012 and 2011, respectively.

Qualifying Therapeutic Discovery Project Program

On October 29, 2010, the Company was notified that it had been awarded a total cash grant of approximately $2.9 million under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code, of which approximately $2.5 million relates to qualifying expenses the Company had previously incurred during the 2010 fiscal year, which was received during the second quarter of fiscal 2011. The remainder of the grant of approximately $0.4 million was received during the first quarter of fiscal 2012 based on qualifying expenses the Company has incurred during the 2011 fiscal year. The Company recognized the full $2.9 million of the grant as of the date of notification since the Company had already incurred all of the qualifying expenses. Since this program is non-recurring in nature, the Company elected to classify this payment as other income in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the year ended June 30, 2011.

Financial Instruments

The carrying amounts of cash and cash equivalents, other current assets and current liabilities approximate fair value due to the short-term maturity of these instruments. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” to “improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.” The Company adopted this guidance on January 1, 2012, as required, which did not have a significant impact on its financial statements.

In June 2011, the FASB issued ASU 2011-05, an amendment of the Codification Topic 220, Comprehensive Income, or ASU 2011-05. ASU 2011-05 increases the prominence of items reported in other comprehensive income and facilitates convergence of GAAP and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present: (i) each component of net income along with total net income; (ii) each component of other comprehensive income along with a total for other comprehensive income; and (iii) a total amount for comprehensive income. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 does not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, and the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The Company has adopted the single continuous statement approach and has presented the statement of comprehensive income (loss) retrospectively for all fiscal years.

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

3.    Inventory

Inventory consisted of the following at June 30 (in thousands):

	2012	2011
Raw Materials	$—	$70
Finished goods	416	220

Total	$416	$290

4.    Property and Equipment

Property and equipment consisted of the following at June 30 (in thousands):

	2012	2011
Machinery and equipment	$7,453	$7,267
Leasehold improvements	17,933	17,776
Furniture and fixtures	921	855
Computer equipment	1,928	1,769

	28,235	27,667
Accumulated depreciation and amortization	(25,707)	(24,211)

	$2,528	$3,456

Depreciation expense for the years ended June 30, 2012, 2011 and 2010 was $1.5 million, $1.5 million and $1.4 million, respectively. During the 2011 fiscal year the Company received $0.3 million of insurance proceeds for an equipment failure that occurred during the year.

5.    Other Balance Sheet Details

Accounts payable and accrued expenses consisted of the following at June 30 (in thousands):

	2012	2011
Trade accounts payable	$512	$694
Clinical trial accruals	3,144	2,979
Incentive compensation	329	—
Executive bonus	655	417
Accrued professional services	259	711
Miscellaneous other current liabilities	696	747

	$5,595	$5,548

6.    Stockholders’ Equity

Preferred Stock

The Certificate of Incorporation of the Company authorizes 10,000,000 shares of preferred stock, $.01 par value per share. The preferred stock may be issued from time to time in one or more series, with such distinctive serial designations, rights and preferences as shall be determined by the Board of Directors. For each of the fiscal years ended June 30, 2012, 2011 and 2010 the Company has had no preferred stock outstanding.

Common Stock

During the year ended June 30, 2010, the Company settled 47,000 employee stock options at the market price per share at the time of the settlement, for a total settlement value of $0.1 million. These settlements were from employees who were exercising their stock options which were available under the 2002 Employee Share Option Plan.

Stock Incentive Plans

The Immunomedics, Inc. 2006 Stock Incentive Plan (“the Plan”) was created with the intention to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive to remain with the organization. At June 30, 2012 there were 11,040,517 shares of common stock authorized for issuance upon the exercise of stock options or the delivery under restricted stock units under the Plan.

The Plan is divided into three separate equity incentive programs. These incentive programs consist of:

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

The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan). At June 30, 2012, 4,802,042 stock options were still available for future grant and shares of common stock were reserved for possible future issuance upon exercise of stock options both currently outstanding and which may be issued in the future.

Each of the Company’s outside Directors who had been a Director prior to July 1st of each year is granted, at the annual shareholder meeting of each year, options to purchase shares of the Company’s common stock at fair market value on the grant date. The number of options to be issued is at the discretion of the Company’s Board of Directors. For fiscal years 2012, 2011 and 2010, stock options to purchase 102,500 shares (including 25,000 of restricted stock), 80,000 shares (including 25,000 of restricted stock) and 104,167 shares (including 29,167 of restricted stock), respectively, were granted to these Directors. When an outside Director is elected to the Board of Directors, they are awarded options for 22,500 shares of the Company’s common stock.

Information concerning options for the years ended June 30, 2012, 2011 and 2010 is summarized as follows:

	Number of Shares			Weighted Average Price
	2012	2011	2010	2012	2011	2010
Options outstanding, beginning of year	6,471,975	6,225,621	6,416,433	$4.92	$5.80	$6.77
Options granted	349,000	832,251	430,000	$3.40	$3.54	$3.44
Options exercised	(59,126)	(92,460)	(112,688)	$2.91	$2.63	$2.36
Options cancelled or forfeited	(962,749)	(493,437)	(508,124)	$11.70	$14.20	$16.74

Options outstanding, end of year	5,799,100	6,471,975	6,225,621	$3.72	$4.92	$5.80

Options exercisable, end of year	4,686,364	4,896,272	4,784,046	$3.81	$5.47	$6.66

The aggregate intrinsic value of the outstanding and exercisable stock options as of June 30, 2012 is $3.1 million and $2.8 million, respectively. The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at June 30, 2012, for those options for which the quoted market price was in excess of the exercise price. The total intrinsic value of options exercised during the 2012, 2011 and 2010 fiscal years was $33 thousand, $0.1 million and $0.3 million, respectively. The Company recorded $1.5 million, $1.7 million and $1.6 million for stock-based compensation expense related to these stock options for the years ended June 30, 2012, 2011 and 2010, respectively.

The following table summarizes information concerning options outstanding under the Plans at June 30, 2012:

Range of exercise price	Number outstanding at June 30, 2012	Weighted average exercise price	Weighted average remaining term (yrs.)	Number exercisable at June 30, 2012	Weighted average exercise price
$ 1.59 - 3.00	2,441,725	$2.40	3.50	2,222,865	$2.39
3.01 - 5.00	2,263,375	3.75	4.32	1,369,499	3.88
5.01 - 7.00	512,000	5.47	1.90	512,000	5.47
7.01 - 9.50	582,000	7.63	0.95	582,000	7.63

	5,799,100	$3.72	3.42	4,686,364	$3.81

As of June 30, 2012, there were 439,375 restricted stock units outstanding which are not included in the stock option tables above. As part of the Plan, on the date of each annual stockholder meeting, each non-employee Board member who continues to serve as a non-employee Board member shall be granted restricted stock units of up to 5,000 shares of common stock provided such individual has served as a non-employee Board member for a period of at least three months. During the 2012, 2011 and 2010 fiscal years, 25,000, 25,000 and 29,167 shares of restricted stock units were granted to outside directors at an average purchase price of $3.31, $3.16 and $3.37 per share at time of grant, respectively, which become vested within one year of grant date. The Company recorded stock-based compensation expense for these non-employee Board members restricted stock units of $70 thousand, $72 thousand and $71 thousand for the years ended June 30, 2012, 2011 and 2010, respectively.

On August 24, 2011, at the Compensation Committee Meeting, the Company awarded 370,000 restricted stock units to certain executive officers of the Company at the market price on that date ($3.43 per share). These restricted stock units will vest over a four year period. As of June 30, 2012, there was $1.1 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these awards. That cost is being recognized over a weighted-average period of 2.95 years. The Company recorded $0.4 million, $0.1 million and $0.1 million for stock-based compensation expense related to these restricted stock units for the years ended June 30, 2012, 2011 and 2010, respectively.

A summary of the Company’s non-vested restricted stock units at June 30, 2012, and changes during the year ended June 30, 2012 is presented below:

Non-Vested Restricted Stock	Number of Awards
Non-vested at July 1, 2011	151,875
Granted	395,000
Vested/Exercised	(102,500)
Forfeited	(5,000)

Non-vested at June 30, 2012	439,375

7.    Earnings Per Share

Basic earnings per share are calculated using the weighted average number of outstanding shares of common stock including vested restricted shares. Diluted earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options and restricted stock whether or not currently exercisable. Diluted earnings per share for the periods presented do not include securities if their effect was anti-dilutive.

	2012	2011	2010
	(in thousands, except per share amounts)
Net income (loss) attributable to Immunomedics, Inc.	$810	$(15,070)	$36,996

Basic earnings per share:
Weighted average basic common shares outstanding	75,481	75,313	75,201
Basic earnings (loss) per share attributable to Immunomedics, Inc.	$0.01	$(0.20)	$0.49

Diluted earnings per share:
Weighted average basic common shares outstanding	75,481	75,313	75,201
Dilutive effect of restricted stock	82	—	170
Dilutive effect of stock options outstanding	611	—	623

Weighted average diluted common shares outstanding	76,174	75,313	75,994

Diluted earnings (loss) per share	$0.01	$(0.20)	$0.49

Stock options and warrant shares excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive	5,699	6,472	5,602
Restricted stock excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive	357	151	64

8.    Income Taxes

The provision (benefit) for income taxes is as follows (in thousands):

	Year Ended June 30,
	2012	2011	2010
Federal
Current	$126	$56	$5
Deferred	—	—	—

Total Federal	126	56	5
State
Current	2	4	(1,028)
Deferred	—	—	—

Total State	2	4	(1,028)
Foreign
Current	82	50	(206)
Deferred	—	—	—

Total Foreign	82	50	(206)

Total Expense (Benefit)	$210	$110	$(1,229)

A reconciliation of the statutory tax rates and the effective tax rates for each of the years ended June 30 is as follows:

	2012	2011	2010
Statutory rate	34.0%	(34.0%)	34.0%
State income taxes (net of Federal tax benefit)	0.3%	0.0%	(1.9%)
Foreign income tax	(3.2%)	(0.4%)	(0.1%)
Change in valuation allowance	(707.3%)	66.9%	(56.7%)
NOL expiration	754.5%	(30.3%)	15.3%
R&D tax credit expiration	(72.8%)	(1.3%)	1.3%
Other	17.6%	(0.2%)	4.7%

Effective rate	23.1%	0.7%	(3.4%)

For fiscal year 2010, the Company recorded a state tax benefit of $1.0 million, as a result of its sale of approximately $12.8 million of New Jersey State NOL. There were no sales of NOL for fiscal years 2012 and 2011.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets as of June 30, 2012 and 2011 are presented below (in thousands):

	2012	2011
Deferred tax assets:
NOL carry forwards	$54,898	$63,318
Research and development credits	11,703	10,676
Property and equipment	4,322	4,118
Other	6,881	6,102

Total	77,804	84,214
Valuation allowance	(77,804)	(84,214)

Net deferred taxes	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for fiscal years 2012 and 2011 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company continues to incur losses. The differences between book income and tax income primarily relate to the recognition of income resulting from depreciation and stock compensation expenses.

At June 30, 2012, the Company has available net operating loss carry forwards for federal income tax reporting purposes of approximately $155.7 million and for state income tax reporting purposes of approximately $33.1 million, which expire at various dates between fiscal 2012 and 2030. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. As a result of certain financing arrangements, the Company may have experienced such ownership changes. Accordingly, the Company’s net operating loss carry forwards available to offset future federal taxable income arising before such ownership changes may be limited. Similarly, the Company may be restricted in using its research credit carry forwards arising before such ownership changes to offset future federal income tax expense. Of the deferred tax asset valuation allowance related to the net operating loss carry forwards, approximately $22.3 million relates to a tax deduction for non-qualified stock options.

At June 30, 2012, the Company did not have any material unrecognized tax benefits and the Company does not anticipate that its unrecognized tax benefits will significantly change in the next twelve months. The

Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of comprehensive income (loss) in any future periods in which the Company must record a liability. The Company is no longer subject to federal or foreign income tax assessments for years prior to 2009. The Company conducts business and files tax returns in New Jersey. Subsequent to June 30, 2012, the Company was notified by the State of New Jersey that it will commence an audit of the 2008, 2009, 2010 and 2011 tax years.

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

Dr. David M. Goldenberg

Dr. David M. Goldenberg was an original founder of Immunomedics in 1982 and continues to play a critical role in its business. He currently serves as Chairman of the Board of Directors, Chief Medical Officer and Chief Scientific Officer, and is married to our President and Chief Executive Officer, Cynthia L. Sullivan. Dr. Goldenberg is a party to a number of agreements with the Company involving not only his services, but intellectual property owned by him. In addition, Dr. Goldenberg performs services for CMMI.

License Agreement.

Pursuant to a License Agreement between Immunomedics and Dr. Goldenberg, certain patent applications owned by Dr. Goldenberg were licensed to Immunomedics at the time of Immunomedics’ formation in exchange for a royalty in the amount of 0.5% of the first $20.0 million of annual net sales of all products covered by any of such patents and 0.25% of annual net sales of such products in excess of $20.0 million. In November 1993, the ownership rights of Immunomedics were extended as part of Dr. Goldenberg’s employment agreement, with Immunomedics agreeing to diligently pursue all ideas, discoveries, developments and products, into the entire medical field, which, at any time during his past or continuing employment by Immunomedics (but not when performing services for CMMI – see below), Dr. Goldenberg has made or conceived or hereafter makes or conceives, or the making or conception of which he has materially contributed to or hereafter contributes to, all as defined in the Employment Agreement.

Employment Agreements.

On July 1, 2011, the Company entered into the Third Amended and Restated Employment Agreement with Dr. Goldenberg for his service to the Company as the Chief Scientific Officer and Chief Medical Officer (the “Goldenberg Agreement”), which terminates July 1, 2016. The Goldenberg Agreement covers aspects of his compensation as well as duties and responsibilities at Immunomedics. Under the Goldenberg Agreement, Dr. Goldenberg’s annual base salary is at a minimum of $0.5 million, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee. Dr. Goldenberg is also eligible to participate in any Company incentive compensation plan in place for its senior level executives and is eligible to receive an annual discretionary bonus based upon certain performance standards to be determined by the Compensation Committee. Dr. Goldenberg’s annual bonus target is 50% of his annual base salary, subject to achievement of performance goals, with a potential payout from 0% to 150% of the target amount.

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

Dr. Goldenberg is also eligible to receive minimum payments of $150 thousand during each of the fiscal years, payable in equal quarterly payments, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. In the event the Company completes a disposition of the Company’s undeveloped assets for which Dr. Goldenberg was an Inventor, the Company will pay Dr. Goldenberg a sum equal to at least twenty percent or more of the consideration the Company receives from each disposition. The Company’s obligation to compensate Dr. Goldenberg upon dispositions of undeveloped assets applies to all dispositions completed within the contract term or within three years thereafter.

In accordance with the terms of the Goldenberg Agreement, additional compensation of $0.3 million and $0.9 million was earned by Dr. Goldenberg for the fiscal years ended June 30, 2012 and 2010, respectively, as a result of the Company’s profitability for those fiscal years. For the 2011 fiscal year, Dr. Goldenberg received the minimum payment under the employment agreement.

Finally, it is a condition to his employment agreement that Dr. Goldenberg be permitted to continue his involvement with CMMI, as discussed in greater detail below. Dr. Goldenberg also is compensated by IBC Pharmaceuticals as discussed in greater detail in these notes to the Consolidated Financial Statements.

Cynthia L. Sullivan

Effective July 1, 2011, the Company entered into the Fourth Amended and Restated Employment Agreement with Cynthia L. Sullivan pertaining to Ms. Sullivan’s service to the Company as the Company’s President and Chief Executive Officer (the “Amended Sullivan Agreement”). The Amended Sullivan Agreement will continue, unless earlier terminated by the parties, until July 1, 2014. Ms. Sullivan’s current annual base salary under the Amended Sullivan Agreement is $.6 million, which shall be reviewed annually for appropriate increases by the Board or the Compensation Committee. Ms. Sullivan’s annual bonus target is 50% of her base salary, subject to achievement of performance goals, with a potential payout from 0% to 150% of the target amount. Ms. Sullivan will also be eligible to receive equity compensation awards under the Company’s 2006 Stock Incentive Plan, or any such successor equity compensation plan as may be in place from time to time.

Relationships with The Center for Molecular Medicine and Immunology

The Company’s product development has involved, to varying degrees, CMMI, for the performance of certain basic research and patient evaluations, the results of which are made available to the Company pursuant to a collaborative research and license agreement. CMMI, which is funded primarily by grants from the National Cancer Institute (NCI), was located in Belleville, New Jersey, but that facility was closed during calendar year 2011 and CMMI moved into the Company’s facility. The Company currently subleases approximately 1,000 square feet, at a rate of $30 thousand per year. Dr. Goldenberg is the founder, current President and a member of the Board of Trustees of CMMI. Dr. Goldenberg’s employment agreement permits him to devote such time as is necessary to fulfill his duties to the CMMI and IBC Pharmaceuticals., Inc, provided that such duties do not materially interfere with his ability to perform any of his obligations under the Goldenberg Agreement. Certain of the Company’s consultants have employment relationships with CMMI, and Dr. Hans Hansen, the Company’s emeritus executive officer, is an adjunct member of CMMI. CMMI’s management and fiscal operations are the responsibility of CMMI’s Board of Trustees.

The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amount of approximately $0.2 million, $0.3 million and $0.4 million during the years ended June 30, 2012, 2011 and 2010, respectively. For fiscal 2012, the Company also reimbursed one-half of the clean-up cost for the disposal of materials related to the Company’s contract research at the CMMI former facility. In fiscal years ended June 30, 2012, 2011 and 2010, the Company incurred $68 thousand, $61 thousand and $49 thousand, respectively, of legal expenses for patent related matters for patents licensed to Immunomedics from CMMI. The Company may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

IBC Pharmaceuticals

IBC Pharmaceuticals, Inc. (“IBC”) is a majority owned subsidiary of Immunomedics, Inc.

As of June 30, 2012, the shares of IBC Pharmaceuticals, Inc. were held as follows:

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

In each of the fiscal years 2012, 2011 and 2010, Dr. Goldenberg received $55,000 in compensation for his services to IBC. At June 30, 2012, Dr. Goldenberg was a director of IBC, while Cynthia L. Sullivan, Gerard G. Gorman and Phyllis Parker served as the President, Treasurer and Secretary, respectively, of IBC.

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

Under the terms of the Nycomed Agreement, Immunomedics received a non-refundable initial cash payment of $40.0 million on August 21, 2008. Immunomedics can also receive certain cash payments contingent upon various regulatory achievements related to the successful development of veltuzumab by Nycomed and certain cash payments related to the achievement of specified product sales thresholds. These potential milestone payments include clinical development and regulatory filings. The Company can also receive an escalating double digit royalty based on annual net sales, if any, by Nycomed, its affiliates or sublicenses under the

Nycomed Agreement during the royalty term. During each of the 2011 and the 2010 fiscal years, the Company received $10.0 million payments as a result of Nycomed achieving certain clinical milestones under the terms of the Nycomed Agreement. No other clinical milestones or royalty payments were achieved. There can be no assurance that the other clinical, regulatory or sales milestones will be achieved and therefore there can be no assurance that the Company will receive any future payments.

As the Company had continuing obligations under the Nycomed Agreement, the Company initially recorded the $40.0 million non-refundable payment as deferred revenue. The Company amortized to revenue this non-refundable payment as it fulfilled its obligations under the Nycomed Agreement, which was completed in March 2010. The Company recognized as License Fee Revenue $14.5 million for the year ended June 30, 2010.

On September 30, 2011, Takeda Pharmaceutical Company Limited completed its acquisition of Nycomed and made Nycomed a wholly owned subsidiary of Takeda (“Takeda-Nycomed”) effective the same day.

Takeda-Nycomed is solely responsible for the development, manufacturing and commercialization of veltuzumab, for the subcutaneous formulation, for all non-cancer indications. The Company’s major obligations were to complete the research and development activities as specified in the Nycomed Agreement and to manufacture and supply veltuzumab to Takeda-Nycomed for the quantity of materials for the period of time specified in the Nycomed Agreement. The Company completed its manufacturing and supply obligations and its’ responsibilities in the Phase I/II study in immune thrombocytopenic purpura, or ITP, during the 2010 fiscal year.

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

Takeda-Nycomed has subsequently requested additional services beyond what the Company was obligated to perform and the reimbursement of these services are recognized as a reduction of research and development expenses. For the years ended June 30, 2012, 2011 and 2010, the Company has received reimbursements for manufactured materials requested by Takeda-Nycomed aggregating $1.5 million, $1.7 million and $6.3 million, respectively, as outlined in the Nycomed Agreement. These services are expected to decline subsequent to June 30, 2012.

During fiscal year 2012, Takeda-Nycomed reviewed future development plans for veltuzumab as a therapy for patients with rheumatoid arthritis (RA). A Phase II clinical trial is ongoing. Modifications to protocol design and the RA patient population for enrollment are being considered.

UCB, S.A.

On May 9, 2006, the Company entered into an agreement with UCB, referred to herein as the UCB Agreement, providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab for the treatment of all non-cancer indications. Under the terms of the UCB Agreement, the Company received from UCB a non-refundable cash payment totaling $38.0 million. The Company recorded the $38.0 million non-refundable payment as deferred revenue and was to amortize the $38.0 million payment received over the expected obligation period, originally estimated to end in November 2009. Due to a decision by

UCB during the 2008 fiscal year to establish new protocols for Phase III clinical trials that had been initially started by the Company, the Company ceased amortizing to revenue the deferred revenue recorded with the receipt of the up front payments from UCB at the inception of the license agreement until such time as the obligation period could be determinable.

During the 2010 fiscal year Immunomedics received a letter from UCB stating that UCB had relieved the Company of its remaining obligation under the UCB Agreement, to supply UCB with additional epratuzumab if requested. As this was the only obligation remaining for Immunomedics under the terms of the UCB Agreement, the Company recorded the remaining portion of the deferred revenue under the UCB Agreement ($31.1 million) as licensing fee revenue during fiscal 2010.

On December 27, 2011, the Company entered into the Amendment Agreement with UCB. Under the terms of the Amendment Agreement, UCB received the right to sublicense its rights in epratuzumab to a third party for the United States and certain other territories (subject to the Company’s consent of the sublicensee and sublicensing agreement), upon execution of the Amendment Agreement. As of June 30, 2012, UCB has not executed a sub-license agreement with a third-party.

The Company also issued to UCB on December 27, 2011, a 5-year warrant to purchase one million shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $8.00 per share. In exchange for the right to sublicense its rights in epratuzumab to a third party and the warrant issuance, the Company received a non-refundable fee of $30.0 million in January 2012. Further, under the terms of the Amendment Agreement, UCB returned its buy-in right with respect to epratuzumab in the field of oncology, which had been granted under the UCB Agreement.

Furthermore, the initial terms of the Amendment Agreement anticipated that the Company would receive additional contingent revenue payments and/or amend such payments included in the UCB Agreement. Collectively, the UCB Agreement and the Amendment Agreement anticipated the Company would receive certain cash payments and equity investments by UCB in Immunomedics Common Stock contingent upon various regulatory achievements related to the successful development of epratuzumab by UCB (“development milestone payments”) and certain cash payments related to the achievement of specified product sales thresholds (“commercialization milestone payments”). The Company will also receive product royalties based upon a percentage of aggregate annual net sales under the UCB Agreement and Amendment Agreement during the product royalty term. No development milestone, commercialization milestone or royalty payments were achieved through June 30, 2012. There can be no assurance that the development, commercialization or royalty milestone payments under the UCB Agreement and Amendment Agreement will be met and therefore there can be no assurance that the Company will receive such future payments.

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

The Company assessed its obligations under the Amendment Agreement and concluded that it had two deliverables and two units of accounting including 1) providing UCB with the right to sublicense its rights in epratuzumab and 2) the warrant issuance, both of which were satisfied upon execution of the Amendment

Agreement on December 27, 2011. UCB is fully responsible for all development and commercialization of epratuzumab. The Company has no other obligations for the development of the product under terms of the UCB Agreement and the Amendment Agreement. As such, the $30.0 million non-refundable fee that was earned upon execution of the Amendment Agreement was allocated to the two units of accounting using a relative selling price method for each deliverable. Accordingly, as all deliverables were satisfied on December 27, 2011, the Company recorded $28.4 million of license fee revenue, which was determined by the Company to represent an appropriate selling price for such rights granted to UCB, in the year-ended June 30, 2012 and recorded the fair value of the warrant within capital contributed in excess of par in the amount of $1.6 million. All contingent revenue payments relate specifically to the license and sublicense rights provided to UCB in the UCB Agreement and Amendment Agreement, respectively. However, such payments are not included in allocable consideration until the events that give rise to the contingent consideration occur, even if it is probable that such events will occur.

The Company used the Black-Scholes option pricing model to determine the $1.6 million estimated fair value of the 5-year warrant as of December 27, 2011. The warrant has been accounted for as an equity transaction at June 30, 2012, as the warrant represents a freestanding financial instrument entitling UCB to a fixed number of unregistered shares for a fixed price, is not publically tradable or transferable, does not have a cash or net settlement option and can only be exercised by UCB. The significant assumptions used in preparing the discounted cash flow model include (i) Immunomedics common stock price volatility of 80%, (ii) the market yield risk free interest rate of 0.96% (estimated at the U.S. Treasury Five-Year Bond Rate on December 27, 2011), (iii) option price of the warrant at conversion ($8.00/share), (iv) the common stock price of $3.37/share at the close of business on December 27, 2011, (v) a dividend yield of 0%, and (vi) the effective maturity period of five years (life of the warrant).

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

11.    Commitments and Contingencies

Employment Contracts

Effective July 1, 2011, the Company entered into (i) the Fourth Amended and Restated Employment Agreement with Cynthia L. Sullivan pertaining to Ms. Sullivan’s service to the Company as the Company’s President and Chief Executive Officer (the “Amended Sullivan Agreement”), and (ii) the Third Amended and Restated Employment Agreement with Dr. David M. Goldenberg pertaining to Dr. Goldenberg’s service to the Company as its Chief Scientific Officer and Chief Medical Officer (the “Goldenberg Agreement”). These agreements provided for guaranteed salaries of $0.6 for Ms. Sullivan for the 2013 and 2014 fiscal years and $0.5 million for guaranteed salaries and $0.2 million for guaranteed royalties for Dr. Goldenberg for the 2013 through 2016 fiscal years (see Note 9).

Operating Lease

Immunomedics is obligated under an operating lease for facilities used for research and development, manufacturing and office space. In June 2009, the Company amended the agreement which increased the leased space at the facility by 11,000 square feet, which became effective April 1, 2011. With this additional space the Company occupies the entire facility. In February 2011, the Company renewed the lease for an additional term of 10 years expiring in October 2031 at a base annual rate of $0.8 million, which is fixed through October 2016 and increases thereafter every five years. The Company currently subleases approximately 1,000 square feet to CMMI for their operations. Rental expense related to this lease was approximately $0.8 million for fiscal year 2012 and $0.7 million for each of the 2011 and 2010 fiscal years.

Including the extension of the facility lease as described above, the minimum lease commitments for facilities are as follows for fiscal years (in thousands):

2013	$838
2014	$838
2015	$838
2016	$838
2017	$929
Thereafter	$15,147

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

The following is a summary of a particular Company claim that is outstanding:

Former Investment Advisor/Broker

On April 15, 2009, the Company initiated arbitration before the Financial Industry Regulatory Authority (“FINRA”) against its former investment advisor/broker (Banc of America Investment Services, Inc. and Banc of America Securities, LLC). In the arbitration, the Company claims that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning ARS, inappropriately advising investment in ARS, and failing to supervise their employees. The Company continues to seek relief pursuant to the New Jersey Uniform Securities Law and the North Carolina Securities Act for the difference between the par value of its ARS and the amount the Company received when it sold the ARS on the secondary market, ($2.9 million). The Company has also requested compensatory damages, consequential damages, punitive damages, and other relief. The arbitration hearing began in September 2010 and is scheduled to resume in October 2012.

12.    Geographic Segments

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the years ended (in thousands):

	June 30, 2012
	United States	Europe	Total
Total assets	$35,570	$3,065	$38,635
Property and equipment, net	2,528	—	2,528
Revenues	29,248	3,486	32,734
Income before income tax expense	581	325	906

	June 30, 2011
	United States	Europe	Total
Total assets	$30,701	$3,624	$34,325
Property and equipment, net	3,455	1	3,456
Revenues	11,127	3,582	14,709
(Loss) income before income tax expense	(15,443)	309	(15,134)

	June 30, 2010
	United States	Europe	Total
Total assets	$43,585	$2,537	$46,122
Property and equipment, net	4,326	2	4,328
Revenues	57,817	3,113	60,930
Income (loss) before income tax benefit	36,308	(541)	35,767

13.    Defined Contribution Plans

U.S. employees are eligible to participate in the Company’s 401(k) plan, while employees in international locations are eligible to participate in other defined contribution plans. Aggregate Company contributions to its benefit plans totaled approximately $95 thousand, $83 thousand and $101 thousand for the years ended June 30, 2012, 2011 and 2010, respectively.

14.    Quarterly Results of Operations (Unaudited)

The following tables present summarized unaudited quarterly financial data.

	Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(In thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Revenues	$963	$971	$29,655	$1,145
Gross Profit (1)	720	677	930	764
Net (loss) income attributable to Immunomedics, Inc.	(7,517)	(7,266)	20,694	(5,101)
Net (loss) income per common share attributable to Immunomedics Inc. to common stockholders – basic	$(0.10)	$(0.10)	$0.27	$(0.06)
Net (loss) income per common share attributable to Immunomedics Inc. common stockholders – fully diluted	$(0.10)	$(0.10)	$0.27	$(0.06)
Weighted average number of common shares outstanding – basic	75,540	75,491	75,458	75,435
Weighted average number of common shares outstanding – fully diluted	75,540	75,491	75,964	75,435

	Three Months Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
	(In thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Revenues	$11,115	$1,096	$1,004	$1,494
Gross Profit (1)	795	751	622	1,021
Net income (loss) attributable to Immunomedics, Inc.	2,280	(7,457)	(3,427)	(6,466)
Net income (loss) per common share attributable to Immunomedics Inc. to common stockholders – basic	$0.03	$(0.10)	$(0.05)	$(0.08)
Net income (loss) per common share attributable to Immunomedics Inc. common stockholders – fully diluted	$0.03	$(0.10)	$(0.05)	$(0.08)
Weighted average number of common shares outstanding – basic	75,378	75,318	75,289	75,269
Weighted average number of common shares outstanding – fully diluted	76,190	75,318	75,289	75,269

(1)	Gross profit is calculated as product sales less cost of goods sold.

Immunomedics, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Reserves

For the Years Ended June 30, 2012, 2011 and 2010

Allowance for Doubtful Accounts

Year ended:	Balance at Beginning of Period	Changes to Reserve	Credits to Expense	Other Charges	Balance at End of Period
June 30, 2010	$(133,261)	$81,242	$—	$—	$(52,019)
June 30, 2011	$(52,019)	$20,007	$—	$—	$(32,012)
June 30, 2012	$(32,012)	$(22,797)	$—	$—	$(54,809)

Reserve for Inventory Obsolescence

Year ended:	Balance at Beginning of Period	Changes to Reserve	Credits to Expense	Other Charges	Balance at End of Period
June 30, 2010	$—	$—	$(600,000)	$—	$(600,000)
June 30, 2011	$(600,000)	$600,000	$—	$—	$—
June 30, 2012	$—	$—	$—	$—	$—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management has concluded we maintained effective internal control over financial reporting as of June 30, 2012.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of Immunomedics’ internal control over financial reporting.

Changes in internal controls: Such evaluation did not identify any changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Immunomedics, Inc.

We have audited Immunomedics Inc.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Immunomedics Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Immunomedics Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2012 and 2011 and the related consolidated statements of comprehensive income (loss), changes in shareholder’s equity and cash flows for each of the three years in the period ended June 30, 2012 of Immunomedics, Inc. and our report dated August 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

August 23, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information about our executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Compensation of Executive Officers” contained in our definitive proxy statement for our 2012 annual meeting of stockholders scheduled to be held on December 5, 2012, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Nominees For Directors” contained in our definitive proxy statement for our 2012 annual meeting of stockholders scheduled to be held on December 5, 2012, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this annual report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2012 annual meeting of stockholders scheduled to be held on December 5, 2012, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Business Conduct, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Our Corporate Governance” contained in our definitive proxy statement related to our 2012 annual meeting of stockholders scheduled to be held on December 5, 2012, which we intend to file within 120 days of the end of our fiscal year.

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

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Compensation for Executive Officers”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2012 annual meeting of stockholders scheduled to be held on December 5, 2012, which we intend to file within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Ownership of Our Common Stock”, “Compensation for Executive Officers” and “Director Compensation”, contained in our definitive proxy statement for our 2012 annual meeting of stockholders scheduled to be held on December 5, 2012, which we intend to file within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Transactions” and “Our Corporate Governance,” “Compensation for Executive Officers,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2012 annual meeting of stockholders scheduled to be held on December 5, 2012, which we intend to file within 120 days of the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services.

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Independent Registered Public Accounting Firm” contained in our definitive proxy statement for our 2012 annual meeting of stockholders scheduled to be held on December 5, 2012, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report:

1.	Consolidated Financial Statements:

Consolidated Balance Sheets – June 30, 2012 and 2011

Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2012, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended June 30, 2012, 20011 and 2010

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm – Ernst & Young LLP

2.	Financial Statement Schedules: Schedule II – Valuation and Qualifying Reserves

3.	List of Exhibits

Exhibit No.	Description

3.1(a)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on July 6, 1982. (b)

3.1(b)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on April 4, 1983. (b)

3.1(c)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on December 14, 1984. (b)

3.1(d)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on March 19, 1986. (b)

3.1(e)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 17, 1986. (b)

3.1(f)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 21, 1990. (c)

3.1(g)	Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 12, 1992. (e)

3.1(h)	Certification of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 7, 1996. (g)

3.1(i)	Amended Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of Immunomedics, Inc. (i)

3.1(j)	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of the State of Delaware on August 25, 2005. (o)

3.2	Second Amended and Restated By-Laws of the Company. (q)

4.1	Specimen Certificate for Common Stock. (n)

4.2	Rights Agreement, dated as of March 4, 2002, between the Company and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate.(m)

10.1#	Immunomedics, Inc. 2002 Stock Option Plan, as amended. (n)

10.2	Amendment, dated March 11, 1995, to the Amended and Restated License Agreement among the Company, CMMI, and David M. Goldenberg, dated December 11, 1990. (f)

10.3	License Agreement, dated as of January 21, 1997, between the Company and Center for Molecular Medicine and Immunology, Inc. (h)

10.4	License Agreement, dated March 5, 1999, by and between the Company and IBC Pharmaceuticals. (j)

10.5	Development and License Agreement, dated December 17, 2000, between the Company and Amgen, Inc., as amended on April 1, 2001 (Confidentiality treatment has been granted for certain portions of the Agreement). (k)

10.6	Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc., dated May, 1983. (a)

10.7	Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (d)

10.8	Contract for Services dated effective as of January 1, 2002 between the Company and Logosys Logistik GmbH. (l)

10.9	Contribution and Assignment Agreement, dated as of June 30, 2002, between IBC Pharmaceuticals, LLC and IBC Pharmaceuticals, Inc. (n)

10.10†	Development, Collaboration and License Agreement between UCB, S.A. and Immunomedics, Inc. dated May 9, 2006. (r)

10.11#	Immunomedics, Inc. 2006 Stock Incentive Plan (p)

10.12#	Amendment 2007-1 to the Immunomedics, Inc. 2006 Stock Incentive Plan (p)

10.13#	Form of Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

10.14#	Form of Change of Control Addendum to the Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

10.15#	Form of Notice of Grant of Stock Option under the Immunomedics, Inc.2006 Stock Incentive Plan, as amended. (s)

10.16#	Form of RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

10.17#	Form of Change of Control Addendum to RSU Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

10.18#	Form of Initial Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

10.19#	Form of Annual Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

10.20	First Addendum, dated May 5, 1993, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (s)

10.21	Second Addendum, dated March 29, 1995, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (s)

10.22	Letter Amendment, dated October 5, 1998, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (s)

10.23	Fourth Amendment Expansion/Extension Agreement dated August 15, 2001, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (s)

10.24†	License and Collaboration Agreement with Immunomedics, Inc and Nycomed GmbH, dated July 11, 2008. (u)

10.25#	Third Amended and Restated Employment Agreement, dated July 1, 2011, between Immunomedics, Inc. and Dr. David M. Goldenberg. (y)

10.26#	Fourth Amended and Restated Employment Agreement, dated July 1, 2011, between Immunomedics, Inc. and Cynthia L. Sullivan. (y)

10.27#	Amended and Restated Change of Control and Severance Agreement, dated December 17, 2008, between Immunomedics, Inc. and Mr. Gerard G. Gorman. (w)

10.28	Fifth Amendment Expansion Agreement dated June 18, 2009 of the Lease with WU/LH 300 American L.L.C. a successor-in-interest to Baker Properties Limited Partnership. (x)

10.29	Sixth Amendment Extension Agreement dated February 11, 2011 of the Lease with WU/LH 300 American L.L.C. a successor-in-interest to Baker Properties Limited Partnership. (t)

10.30	Amendment Agreement by and between the Company and UCB Pharma, S.A., dated December 27, 2011. (z)

10.31	Form of Warrant issued by the Company to UCB Pharma, S.A., dated December 27, 2011. (a)(a)

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	The following financial information from this Annual Report on Form 10-K for the fiscal year ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and, (v) the Notes to Consolidated Financial Statements.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

(a)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-1 effective October 6, 1983 (Commission File No. 2-84940).
(b)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
(c)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1990.
(d)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 effective January 30, 1992 (Commission File No. 33-44750).
(e)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
(f)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
(g)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.
(h)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.
(i)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated December 15, 1998.
(j)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated March 23, 1999.
(k)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q (as amended) for the fiscal quarter ended March 31, 2001.
(l)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
(m)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated March 8, 2002.
(n)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.
(o)	Incorporated by reference from exhibits to the Company’s Annual Report of Form 10-K for the fiscal year ended June 30, 2005.
(p)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-8 (Commission File Number 333-143420), filed May 31, 2007.
(q)	Incorporated by reference from the Exhibits to the Company’s Current Reports on Form 8-K as filed with the Commission on August 27, 2007.
(r)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006
(s)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
(t)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, as filed on May 10, 2011.
(u)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
(w)	Incorporated by reference from Exhibits to the Company’s current report on Form 8-K, as filed with the Commission on December 22, 2008.

(x)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
(y)	Incorporated by reference from Exhibits to the Company’s current report on Form 8-K, as filed with the Commission on July 8, 2011.
(z)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 2011, as filed on July 2, 2012.
(a)(a)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011, as filed on February 8, 2012.
*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(a)(3) of Form 10-K.
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

Date: August 23, 2012	By:	/s/ CYNTHIA L. SULLIVAN
Cynthia L. Sullivan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. GOLDENBERG David M. Goldenberg	Chairman of the Board, Chief Scientific Officer and Chief Medical Officer	August 23, 2012

/s/ CYNTHIA L. SULLIVAN Cynthia L. Sullivan	President, Chief Executive Officer and Director (Principal Executive Officer)	August 23, 2012

/s/ MORTON COLEMAN Morton Coleman	Director	August 23, 2012

/s/ MARY PAETZOLD Mary Paetzold	Director	August 23, 2012

/s/ BRIAN A. MARKISON Brian A. Markison	Director	August 23, 2012

/s/ DON C. STARK Don C. Stark	Director	August 23, 2012

/s/ MARCELLA LOCASTRO Marcella LoCastro	Director	August 23, 2012

/s/ GERARD G. GORMAN Gerard G. Gorman	Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	August 23, 2012

EXHIBIT LIST

(excludes documents incorporated by reference)

Exhibit No.	Description

3.1(a)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on July 6, 1982. (b)

3.1(b)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on April 4, 1983. (b)

3.1(c)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on December 14, 1984. (b)

3.1(d)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on March 19, 1986. (b)

3.1(e)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 17, 1986. (b)

3.1(f)	Certificate of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 21, 1990. (c)

3.1(g)	Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 12, 1992. (e)

3.1(h)	Certification of Amendment of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 7, 1996. (g)

3.1(i)	Amended Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of Immunomedics, Inc. (i)

3.1(j)	Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Secretary of the State of Delaware on August 25, 2005. (o)

3.2	Second Amended and Restated By-Laws of the Company. (q)

4.1	Specimen Certificate for Common Stock. (n)

4.2	Rights Agreement, dated as of March 4, 2002, between the Company and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate. (m)

10.1#	Immunomedics, Inc. 2002 Stock Option Plan, as amended. (n)

10.2	Amendment, dated March 11, 1995, to the Amended and Restated License Agreement among the Company, CMMI, and David M. Goldenberg, dated December 11, 1990. (f)

10.3	License Agreement, dated as of January 21, 1997, between the Company and Center for Molecular Medicine and Immunology, Inc. (h)

10.4	License Agreement, dated March 5, 1999, by and between the Company and IBC Pharmaceuticals. (j)

10.5	Development and License Agreement, dated December 17, 2000, between the Company and Amgen, Inc., as amended on April 1, 2001 (Confidentiality treatment has been granted for certain portions of the Agreement). (k)

10.6	Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc., dated May, 1983. (a)

10.7	Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (d)

10.8	Contract for Services dated effective as of January 1, 2002 between the Company and Logosys Logistik GmbH. (l)

10.9	Contribution and Assignment Agreement, dated as of June 30, 2002, between IBC Pharmaceuticals, LLC and IBC Pharmaceuticals, Inc. (n)

10.10†	Development, Collaboration and License Agreement between UCB, S.A. and Immunomedics, Inc. dated May 9, 2006. (r)

10.11#	Immunomedics, Inc. 2006 Stock Incentive Plan (p)

10.12#	Amendment 2007-1 to the Immunomedics, Inc. 2006 Stock Incentive Plan (p)

10.13#	Form of Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

10.14#	Form of Change of Control Addendum to the Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

10.15#	Form of Notice of Grant of Stock Option under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

10.16#	Form of RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

10.17#	Form of Change of Control Addendum to RSU Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

10.18#	Form of Initial Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

10.19#	Form of Annual Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (s)

10.20	First Addendum, dated May 5, 1993, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (s)

10.21	Second Addendum, dated March 29, 1995, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (s)

10.22	Letter Amendment, dated October 5, 1998, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (s)

10.23	Fourth Amendment Expansion/Extension Agreement dated August 15, 2001, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (s)

10.24†	License and Collaboration Agreement with Immunomedics, Inc and Nycomed GmbH, dated July 11, 2008. (u)

10.25#	Third Amended and Restated Employment Agreement, dated July 1, 2011, between Immunomedics, Inc. and Dr. David M. Goldenberg. (y)

10.26#	Fourth Amended and Restated Employment Agreement, dated July 1, 2011, between Immunomedics, Inc. and Cynthia L. Sullivan. (y)

10.27#	Amended and Restated Change of Control and Severance Agreement, dated December 17, 2008, between Immunomedics, Inc. and Mr. Gerard G. Gorman. (w)

10.28	Fifth Amendment Expansion Agreement dated June 18, 2009 of the Lease with WU/LH 300 American L.L.C. a successor-in-interest to Baker Properties Limited Partnership. (x)

10.29	Sixth Amendment Extension Agreement dated February 11, 2011 of the Lease with WU/LH 300 American L.L.C. a successor-in-interest to Baker Properties Limited Partnership. (t)

10.30	Amendment Agreement by and between the Company and UCB Pharma, S.A., dated December 27, 2011. (z)

10.31	Form of Warrant issued by the Company to UCB Pharma, S.A., dated December 27, 2011. (a)(a)

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this Annual Report on Form 10-K for the fiscal year ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and, (v) the Notes to Consolidated Financial Statements.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

(a)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-1 effective October 6, 1983 (Commission File No. 2-84940).
(b)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
(c)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1990.
(d)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 effective January 30, 1992 (Commission File No. 33-44750).
(e)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
(f)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
(g)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.
(h)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.
(i)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated December 15, 1998.
(j)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated March 23, 1999.
(k)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q (as amended) for the fiscal quarter ended March 31, 2001.
(l)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
(m)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated March 8, 2002.

(n)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.
(o)	Incorporated by reference from exhibits to the Company’s Annual Report of Form 10-K for the fiscal year ended June 30, 2005.
(p)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-8 (Commission File Number 333-143420), filed May 31, 2007.
(q)	Incorporated by reference from the Exhibits to the Company’s Current Reports on Form 8-K as filed with the Commission on August 27, 2007.
(r)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006
(s)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
(t)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, as filed on May 10, 2011.
(u)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
(w)	Incorporated by reference from Exhibits to the Company’s current report on Form 8-K, as filed with the Commission on December 22, 2008.
(x)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
(y)	Incorporated by reference from Exhibits to the Company’s current report on Form 8-K, as filed with the Commission on July 8, 2011.
(z)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 2011, as filed on July 2, 2012.
(a)(a)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011, as filed on February 8, 2012.
*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(a)(3) of Form 10-K.
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(Exhibits available upon request)