Form 10-Q
period 2012-09-30
IMMUNOMEDICS INC
filed 2012-11-08
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of November 7, 2012 was 75,692,548.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	June 30, 2012
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,520,318	$32,838,096
Accounts receivable, net of allowance for doubtful accounts of $69,000 at September 30, 2012 and $55,000 at June 30, 2012	638,245	659,958
Inventory	478,982	415,876
Other receivables	523,630	389,002
Prepaid expenses	902,304	582,601
Other current assets	18,628	593,900

Total current assets	28,082,107	35,479,433
Property and equipment, net of accumulated depreciation of $25,946,731 and $25,707,446 at September 30, 2012 and June 30, 2012, respectively	2,385,936	2,527,500
Value of life insurance policies	602,638	598,288
Other long-term assets	30,000	30,000

Total Assets	$31,100,681	$38,635,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,999,075	$5,594,800

Total current liabilities	4,999,075	5,594,800
Other liabilities	1,326,091	1,301,212
Commitments and Contingencies	0	0
Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2012 and June 30, 2012	0	0
Common stock, $0.01 par value; authorized 110,000,000 shares; issued and outstanding, 75,692,548 shares at September 30, 2012 and 75,597,066 shares at June 30, 2012	756,925	755,970
Capital contributed in excess of par	249,120,652	248,737,450
Treasury stock, at cost, 34,725 shares at September 30, 2012 and at June 30, 2012	(458,370)	(458,370)
Accumulated deficit	(224,470,507)	(217,088,442)
Accumulated other comprehensive income	140,307	80,161

Total Immunomedics, Inc. stockholders’ equity	25,089,007	32,026,769
Noncontrolling interest in subsidiary	(313,492)	(287,560)

Total stockholders’ equity	24,775,515	31,739,209

Total Liabilities and Stockholders’ Equity	$31,100,681	$38,635,221

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30,
	2012	2011
Revenues:
Product sales	$733,187	$859,867
Research and development	318,231	284,787

Total revenues	1,051,418	1,144,654

Costs and Expenses:
Costs of goods sold	96,431	95,865
Research and development	7,035,102	4,812,252
Sales and marketing	204,392	211,886
General and administrative	1,272,705	1,167,523

Total costs and expenses	8,608,630	6,287,526

Operating loss	(7,557,212)	(5,142,872)
Interest and other income, net	139,179	7,881
Foreign currency transaction gain	29,705	22,074

Loss before income tax expense	(7,388,328)	(5,112,917)
Income tax expense	(19,669)	(13,964)

Consolidated net loss	(7,407,997)	(5,126,881)
Less net loss attributable to noncontrolling interest	(25,932)	(26,114)

Net loss attributable to Immunomedics, Inc.	$(7,382,065)	$(5,100,767)

Loss per common share attributable to Immunomedics, Inc. stockholders, (basic and diluted)	$(0.10)	$(0.07)

Weighted average shares used to calculate loss per common share, (basic and diluted)	75,610,238	75,435,131

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	60,146	(178,488)

Other comprehensive income (loss)	60,146	(178,488)

Comprehensive loss	(7,347,851)	(5,305,369)
Less net loss attributed to noncontrolling interest	(25,932)	(26,114)

Net comprehensive loss attributable to Immunomedics, Inc.	$(7,321,919)	$(5,279,255)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2012	2011
Cash flows used in operating activities:
Consolidated net loss	$(7,407,997)	$(5,126,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	239,285	367,552
Gains from insurance claim for equipment	(137,714)	0
Increase (decrease) in allowance for doubtful accounts	14,241	(2,258)
Non-cash expense related to stock compensation	463,115	444,067
Non-cash increase in value of life insurance policy	(4,350)	(9,500)
Amortization of deferred rent	24,879	75,282
Changes in other operating assets and liabilities	(530,418)	(1,801,983)

Net cash used in operating activities	(7,338,959)	(6,053,721)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(97,721)	(193,032)
Proceeds from insurance claim for equipment	137,714	0

Net cash provided by (used in) investing activities	39,993	(193,032)

Cash flows used in financing activities:
Share repurchases and other stock plan activity	(138,029)	(26,927)
Exercise of stock options	59,071	5,286

Net cash used in financing activities	(78,958)	(21,641)
Effect of changes in exchange rates on cash and cash equivalents	60,146	(178,488)

Net decrease in cash and cash equivalents	(7,317,778)	(6,446,882)

Cash and cash equivalents, beginning of period	32,838,096	27,097,610

Cash and cash equivalents, end of period	$25,520,318	$20,650,728

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Reference is made to the Annual Report on Form 10-K of Immunomedics, Inc., a Delaware corporation (“Immunomedics,” the “Company,” “we,” “our” or “us”), for the fiscal year ended June 30, 2012, which contains our audited consolidated financial statements and the notes thereto.

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

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. The Company has reclassified prior year amounts to conform to the current year presentation. Operating results for the three-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2013, or any other period.

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

As of September 30, 2012, the Company has $25.5 million of cash and cash equivalents, which, the Company believes, is sufficient for the Company to continue its operations and research and development programs for at least the next twelve months, after taking into consideration a potential reduction or delay in certain planned discretionary spending.

Cash requirements in fiscal year 2013 are expected to be in the $24.0—$26.0 million range, an increase over fiscal year 2012 due to increased spending for research and development, lower reimbursement from Nycomed and increased clinical trial activities (including further clinical development of clivatuzumab in patients with pancreatic cancer), as well as a number of new clinical studies that are supported by the Company and its corporate partners, which is partially offset by lower legal and professional fees expected for the 2013 fiscal year.

The Company is evaluating plans to initiate a Phase III registration trial of clivatuzumab in patients with pancreatic cancer and will need to secure additional funding to advance clivatuzumab into this Phase III trial. The Company plans to continue reviewing sources of financing including, potential payments from partners, licensing arrangements or other financing sources.

The Company expects research and development activities to continue to expand over time and it does not believe it will have adequate cash to continue to conduct development of product candidates in its pipeline according to its long term corporate strategy. As a result, the Company will continue to require additional financial resources in order to conduct its research and development programs, clinical trials of product candidates and regulatory filings.

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

2. Summary of Significant Accounting Policies

These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2012. The Company adheres to the same accounting policies in preparation of its interim financial statements.

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

Revenue Recognition

The Company has accounted for revenue arrangements that include multiple deliverables as a separate unit of accounting if: a) the delivered item has value to the customer on a standalone basis, b) there is objective and reliable evidence of the fair value of the undelivered items and c) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor, in accordance with the accounting standard for multiple-element arrangements. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition. The Company allocates revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Relative selling prices are determined using vendor specific objective evidence, if it exists; otherwise third-party evidence or the Company’s best estimate of selling price is used for each deliverable.

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

In order to determine the revenue recognition for contingent milestones, the Company evaluates the contingent milestones using the criteria as provided by the Financial Accounting Standards Boards (FASB) guidance on the milestone method of revenue recognition at the inception of a collaboration agreement. The criteria requires that (i) the Company determines if the milestone is commensurate with either its performance to achieve the milestone or the enhancement of value resulting from the Company’s activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met, then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved. Royalties are recognized as earned in accordance with the terms of various research and collaboration agreements.

Contract revenue from collaborative research agreements is recorded when earned based on the performance requirements of the contract. Revenue from non-refundable upfront license fees and certain guaranteed payments where we continue involvement through collaborative development are deferred and recognized as revenue over the period of continuing involvement. We estimate the period of continuing involvement based on the best evidential matter available to us at each reporting period. If our estimated time frame for continuing involvement changes, this change in estimate could impact the amount of revenue recognized in future periods.

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

Financial assets recorded on the condensed consolidated balance sheets as of September 30, 2012 and June 30, 2012 are categorized based on the inputs to the valuation techniques as follows (in thousands):

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

	($ in thousands)
September 30, 2012	Level 1	Level 2	Level 3	Total
Money Market Funds	$20,317	$0	$0	$20,317

Total	$20,317	$0	$0	$20,317

June 30, 2012	Level 1	Level 2	Level 3	Total
Money Market Funds	$29,316	$0	$0	$29,316

Total	$29,316	$0	$0	$29,316

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

Inventory

Inventory, which consists of work-in-process and the finished product of LeukoScan, is stated at the lower of cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead. An inventory reserve is recorded for finished product that is not deemed to be saleable, if necessary.

Inventory consisted of the following (in thousands):

	September 30, 2012	June 30, 2012
Work in process	$140	$0
Finished goods	339	416

	$479	$416

Income Taxes

The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. We have recorded a full valuation allowance against our net deferred tax assets as of September 30, 2012.

Income taxes were provided for profitable foreign jurisdictions at the estimated annual tax rate during the three-month periods ended September 30, 2012 and 2011. The Company’s U.S. operations reported a net loss for the three-month periods ended September 30, 2012 and 2011, resulting in a tax benefit that was fully offset by a valuation allowance.

The Company does not have an accrual for uncertain tax positions as of September 30, 2012. The Company is currently under audit by the State of New Jersey which commenced in the current fiscal quarter for the 2008, 2009, 2010 and 2011 tax years.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three-month periods ended September 30, 2012 and 2011. The common stock equivalents excluded from the diluted per share calculation are 6,810,882 and 5,999,953 shares at September 30, 2012 and 2011, respectively.

Comprehensive Loss

Comprehensive loss consists of consolidated net loss and foreign exchange translation adjustments and is presented in the condensed consolidated statements of comprehensive loss.

3. Stock Incentive Plan

A summary of the 2006 Stock Incentive Plan (the “Plan”), is provided in Note 6 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. The Company believes that awards under the Plan better align the interests of its employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, are vested immediately and have seven year contractual terms. At September 30, 2012, there were 10,905,329 shares of common stock reserved for possible future issuance upon exercise of stock options, both currently outstanding (6,596,825 shares) and which were available to be issued for future grant (4,308,504 shares).

The fair value of each option granted during the three-month periods ended September 30, 2012 and 2011 is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the following table:

	Three-month period ended September 30,
	2012	2011
Expected dividend yield	0%	0%
Expected option term (years)	5.29	5.32
Expected stock price volatility	69%	80%
Risk-free interest rate	0.98-1.11%	2.46%

The weighted average fair value at the date of grant for options granted during the three-month periods ended September 30, 2012 and 2011 were $2.02 and $2.69 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding and the expected stock price volatility is based on the Company’s daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the three-month period ended September 30, 2012 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2012	5,799,100	$3.72
Granted	381,900	$3.46
Exercised	(23,313)	$2.53
Cancelled or forfeited	(94,062)	$4.78

Outstanding, September 30, 2012	6,063,625	$3.69	3.44	$2,931,822

Exercisable, September 30, 2012	4,733,315	$3.78	2.79	$2,679,874

The Company has 1,863,510 non-vested options outstanding as of September 30, 2012. As of September 30, 2012, there was $4.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.93 years. The Company recorded $0.3 million and $0.4 million for stock-based compensation expense for the three-month periods ended September 30, 2012 and 2011, respectively.

For the 2012 fiscal year as part of the Plan, each non-employee Board member who continued to serve as a non-employee Board member was automatically granted restricted stock units up to 5,000 shares of common stock. Beginning in the 2013 fiscal year, each non-employee Board member who continues to serve shall receive on the date of the annual stockholders meeting an annual grant of non-qualified stock options and restricted stock units, each equal in value to $45 thousand. The Company recorded $16 thousand and $19 thousand for stock-based compensation expense for these non-employee Board members restricted stock units for the three-month periods ended September 30, 2012 and 2011, respectively. On August 27, 2012, at the Compensation Committee Meeting, the Company awarded an additional 205,700 restricted stock units to certain executive officers of the Company at the market price on that date ($3.46 per share). These restricted stock units will vest over a four year period.

As of September 30, 2012 there was $1.7 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these executive officers. That cost is being recognized over a weighted-average period of 3.23 years. The Company recorded $0.1 million and $83 thousand for stock-based compensation expense for the three-month periods ended September 30, 2012 and 2011, respectively.

A summary of the Company’s non-vested restricted stock units at July 1, 2012, and changes during the three-month period ended September 30, 2012 is presented below:

Outstanding Non-Vested Restricted Stock Units	Number of Awards
Non-vested at July 1, 2012	439,375
Granted	205,700
Vested	(111,875)

Non-vested at September 30, 2012	533,200

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics for the three-months ended September 30, 2012 and 2011 ($ in thousands):

	Three Months Ended September 30, 2012
	United States	Europe	Total
Total assets	$27,500	$3,601	$31,101
Property and equipment, net	2,386	0	2,386
Revenues	327	724	1,051
(Loss) income before taxes	(7,426)	38	(7,388)

	Three Months Ended September 30, 2011
	United States	Europe	Total
Total assets	$25,070	$3,789	$28,859
Property and equipment, net	3,281	1	3,282
Revenues	289	856	1,145
(Loss) income before taxes	(5,191)	78	(5,113)

5. Related Party Transactions

Certain of the Company’s affiliates, including members of its senior management and its Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Chairman of the Board of Directors and Chief Medical Officer and Chief Scientific Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, who is the wife of Dr. David M Goldenberg, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology, or CMMI, and the Company’s majority-owned subsidiary IBC. For a description of these relationships and transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and the notes to the audited financial statements contained therein.

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics pursuant to research contracts. For fiscal 2012, the Company also reimbursed one-half of the clean-up costs for the disposal of materials related to the Company’s contract research at the CMMI facility. The facility was closed in calendar year 2011. The expenses related to research contracts totaled approximately $25 thousand for each of the three-month periods ended September 30, 2012 and 2011.The Company leases approximately 1,000 square feet, at a cost of $30 thousand per year, of its Morris Plains, NJ, facility to CMMI. The Company incurred $8 thousand of legal expenses on behalf of CMMI for patent related matters for each of the three-month periods ended September 30, 2012 and 2011. The Company has first rights to license those patents and may decide whether or not to support them. However, any inventions made independently of the Company by CMMI are the property of CMMI.

For each of the three-month periods ended September 30, 2012 and 2011, Dr. Goldenberg received $20 thousand and $14 thousand, respectively, in compensation for his services to IBC.

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

Under the terms of the Nycomed Agreement, Immunomedics received a non-refundable initial cash payment of $40.0 million on August 21, 2008. Immunomedics can also receive certain cash payments contingent upon various regulatory achievements related to the successful development of veltuzumab by Nycomed and certain cash payments related to the achievement of specified product sales thresholds. These potential milestones include clinical development and regulatory filings. The Company may also receive an escalating double digit royalty based on annual net sales, if any, by Nycomed, its affiliates or sublicenses under the Nycomed Agreement during the royalty term. There can be no assurance that the clinical, regulatory or sales milestones will be met and therefore there can be no assurance that the Company will receive any future payments.

Takeda-Nycomed is solely responsible for the development, manufacturing and commercialization of veltuzumab, for the subcutaneous formulation, for all non-cancer indications. The Company’s major obligations were to complete the research and development activities as specified in the Nycomed Agreement and to manufacture and supply veltuzumab to Takeda-Nycomed for the quantity of materials for the period of time specified in the Nycomed Agreement. The Company has completed its manufacturing and supply obligations and its responsibilities in the Phase I/II study in immune thrombocytopenic purpura, or ITP.

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

Takeda-Nycomed has subsequently requested additional services beyond what the Company was obligated to perform and the reimbursement of these services are recognized as a reduction of research and development expenses. The Company billed Takeda-Nycomed $24 thousand and $1.5 million for the three-month periods ended September 30, 2012 and 2011, respectively. The Company does not expect to receive any significant expense reimbursements subsequent to September 30, 2012.

UCB, S.A.

On May 9, 2006, the Company entered into an agreement with UCB, referred to herein as the UCB Agreement, providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab for the treatment of all non-cancer indications. Under the terms of the UCB Agreement, the Company received from UCB a non-refundable cash payment totaling $38.0 million.

On December 27, 2011, the Company entered into the Amendment Agreement with UCB. Under the terms of the Amendment Agreement, UCB received the right to sublicense its rights in epratuzumab to a third party for the United States and certain other territories upon execution of the Amendment Agreement. As of September 30, 2012, UCB has not executed a sub-license agreement with a third-party. The Company also issued to UCB on December 27, 2011 a 5-year warrant to purchase one million shares of the Company's common stock, par value $0.01 per share, at an exercise price of $8.00 per share. In exchange for the right to sublicense its rights in epratuzumab to a third party and the warrant issuance, the Company received a non-refundable fee of $30.0 million in January 2012. Further, under the terms of the Amendment Agreement, UCB returned its buy-in right with respect to epratuzumab in the field of oncology, which had been granted under the UCB Agreement.

Furthermore, the Amendment Agreement entitles the Company to additional contingent revenue payments and/or amends such payments included in the UCB Agreement. Collectively, the UCB Agreement and the Amendment Agreement anticipated the Company would receive certain cash payments and equity investments by UCB in Immunomedics Common Stock contingent upon various regulatory achievements related to the successful development of epratuzumab by UCB (“development milestone payments”) and certain cash payments related to the achievement of specified product sales thresholds (“commercialization milestone payments”). The Company will also receive product royalties based upon a percentage of aggregate annual net sales under the UCB Agreement and Amendment Agreement during the product royalty term. No development milestone, commercialization milestone or royalty payments were achieved through September 30, 2012. There can be no assurance that the development, commercialization or royalty milestone payments under the UCB Agreement and Amendment Agreement will be met and therefore there can be no assurance that the Company will receive such future payments.

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

7. Commitments and Contingencies

Employment Contracts

Effective July 1, 2011, the Company entered into the Third Amended and Restated Employment Agreement with Dr. Goldenberg for his service to the Company as the Chief Scientific Officer and Chief Medical Officer (the “Goldenberg Agreement”), which terminates July 1, 2016. This agreement covers aspects of his compensation as well as duties and responsibilities at Immunomedics. Under this agreement Dr. Goldenberg’s annual base salary is at a minimum of $0.5 million, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee, (increased 3.5% for the 2013 fiscal year). Dr. Goldenberg will also be eligible to participate in any Company incentive compensation plan in place for its senior level executives and is eligible to receive an annual discretionary bonus based upon certain performance standards to be determined by the Compensation Committee. Dr. Goldenberg’s annual bonus target is 50% of his annual base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. For a full description of the Goldenberg Agreement see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and the notes to the audited financial statements contained therein.

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

Under the terms of the Goldenberg Agreement, the Company makes a minimum quarterly payment of $37.5 thousand to Dr. Goldenberg during each of the fiscal years during the Goldenberg Agreement, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. In addition to the minimum quarterly paid during the three-month period ended September 30, 2012, the Company paid Dr. Goldenberg $0.3 million of additional incentive compensation that was accrued from the previous fiscal year in accordance with the terms of the Goldenberg Agreement. For the three-month period ended September 30, 2011, no additional incentive compensation payments were made to Dr. Goldenberg other than the $37.5 thousand minimum quarterly payments.

On July 1, 2011, the Company and Cynthia L. Sullivan entered into the Fourth Amended and Restated Employment Agreement pertaining to Ms. Sullivan's service as the Company's President and Chief Executive Officer. The Amended Sullivan Agreement shall terminate on July 1, 2014. Ms. Sullivan’s annual base salary under the agreement is $0.6 million, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee (increased by 3.0% for the 2013 fiscal year). Ms. Sullivan is also eligible to participate in the Company’s incentive compensation plan in place for its senior level executives. Ms. Sullivan’s annual bonus target is 50% of her base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. Ms. Sullivan will also be eligible to receive equity compensation awards under the Company’s 2006 Stock Incentive Plan, or any such successor equity compensation plan as may be in place from time to time.

For more information regarding employment contracts, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and the notes to the audited financial statements contained therein.

Legal Matters

In the ordinary course of business, the Company may be subject to legal proceedings and claims. Except as described below, the Company is not a party to any legal proceedings, claims or assessments that, in managements’ opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations.

Former Investment Advisor/Broker

On April 15, 2009, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against its former investment advisor/broker, Banc of America Investment Services, Inc. and Banc of America Securities, LLC. In the arbitration, the Company claims that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning Auction Rate Securities (“ARS”), inappropriately advising investment in ARS, and failing to supervise their employees. The Company continues to seek relief pursuant to the New Jersey Uniform Securities Law and the North Carolina Securities Act for the difference between the par value of its ARS and the amount it received when it sold the ARS on the secondary market, ($2.9 million). Also, the Company continues to seek consequential damages, punitive damages, and other relief. The FINRA arbitration hearing in this matter began in September 2010 and is scheduled to resume in early 2013.

F. Hoffmann-La Roche

In December 2003, the Dutch Supreme Court, in a case brought by the Company, held that Immunomedics’ Dutch part of its European patent for highly specific monoclonal antibodies against the cancer marker, carcinoembryonic antigen (CEA) was valid. In August, 2012, infringement by Roche of the Immunomedics patent was confirmed by the Dutch Court of Appeal. While Roche may appeal again to the Dutch Supreme Court, the Company believes that the finding of infringement will be upheld and damages will be assessed against Roche for sales of its infringing kit in The Netherlands, although no assurances can be given in this regard. To the extent that Roche contests or challenges our patents, or files further appeals, there can be no assurance that significant costs for defending such patents may not be incurred.

8. Subsequent event

In October 2012, the Company agreed to a settlement with its previous insurance provider and received a payment of $2.5 million in regards to an insurance claim filed in the 2011 fiscal year regarding equipment failure.

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

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report or in any document incorporated by reference might not occur. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report or the date of the document incorporated by reference in this Quarterly Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law. All subsequent forward-looking statements attributable to Immunomedics, Inc. (“Immunomedics,” the “Company,” “we,” “our” or “us”), or to any person authorized to act on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Overview

Immunomedics is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes approximately 206 active patents in the United States, and more than 400 other issued patents worldwide, protects our product candidates and technologies.

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

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of September 30, 2012, we employed 14 professionals in our research and development departments and 22 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

In addition, results from an open-label extension study in which patients with moderately-to-severely active lupus who had previously enrolled in the ALLEVIATE trials received continued epratuzumab treatment for approximately four years, will be presented at the American College of Rheumatology Annual Scientific Meeting scheduled for November 9—14, 2012.

Epratuzumab remains of interest to the oncology community and is being studied in diverse clinical trials conducted by outside third parties, including the following:

CALGB Study Group: Patient follow-up continues for the fully-enrolled trial with epratuzumab in combination with rituximab in untreated follicular lymphoma patients. Sixty patients were enrolled in this multicenter trial where patients received 8 doses of epratuzumab and rituximab over 9 months. Encouraging results were presented at the American Society of Hematology (ASH) 2010 Annual Meeting (Blood, ASH Annual Meeting Abstracts.2010; 116: Abstract 427), which showed an 84% overall response rate with durable complete responses.

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

In the United States, the SWOG Study Group is conducting a multicenter Phase II trial of epratuzumab combined with chemotherapy (clofaribine and cytarabine) in relapsed adult ALL. The primary objective of this trial is complete remission rate. An abstract from this study has been accepted for presentation at the 2012 Annual Meeting of the ASH in December.

Y-90-Clivatuzumab Tetraxetan (Y-90-hPAM4)

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

We have also completed a Phase I/II, open-label trial of Y-90-labeled clivatuzumab tetraxetan administered as fractionated, multi-doses, in combination with gemcitabine as frontline therapy for patients with Stage III or Stage IV pancreatic cancer. The Phase I portion of this study was recently published (Cancer. 2012 May 8. doi: 10.1002/cncr.27592. [Epub ahead of print] PMID: 22569804). Final results from this study were reported at the June 2012 American Society of Clinical Oncology Annual Meeting (J ClinOncol 30, 2012 (suppl; abstr 4043)), and at the 2012 Annual Meeting of the Society of Nuclear Medicine (SNM) (J Nucl Med. 2012; 53 (Supplement 1):495).

A Phase I dose-escalation, multicenter, trial of Y-90-clivatuzumab tetraxetan given alone in relapsed, advanced pancreatic cancer patients has been published in Clinical Cancer Research (Clin Cancer Res. 2011 Jun 15;17(12):4091-100. Epub 2011 Apr 28. PMID: 21527562).

Veltuzumab

Autoimmune Disease Indications: Following the voluntary close to enrollment of the VELVET dose-range finding trial on November 10, 2011, Takeda-Nycomed has decided to redesign the study protocol and start a new trial as soon as possible. The new clinical trial will be conducted with veltuzumab supplied by Takeda-Nycomed’s commercial-scale manufacturer.

All patients treated in the VELVET study have completed all scheduled safety assessments as of October 1, 2012. In the VELVET trial, a total of 11 patients received veltuzumab (last administration on November 9, 2011) prior to the voluntary close to enrollment. No efficacy conclusions, according to protocol, can be drawn from the 11 patients treated. Based on the collected clinical data from this study, there are no new clinical safety signals and no increased clinical safety risk observed to date. The VELVET study is now terminated.

The current trial in immune thrombocytopenic purpura (ITP), run by Immunomedics and funded by Takeda-Nycomed, is continuing patient enrollment to evaluate alternative dosing schedules. Results from this study were presented at the 2011 ASH Annual Meeting (Blood, ASH Annual Meeting Abstracts. 2011; 118: Abstract 3302), and will be updated at the 2012 ASH meeting in December in an oral presentation.

Oncology Indications: For NHL, the Company is evaluating plans to initiate a Phase III registration trial for veltuzumab in NHL. The Company will need to secure additional funding to advance veltuzumab into Phase III.

The SC veltuzumab trial in patients with NHL has been completed and the results have been published (Haematologica. 2011 Apr;96(4):567-73. Epub 2010 Dec 20). For chronic lymphocytic leukemia (CLL), the study is continuing after amending the protocol to evaluate a different dosing schedule. An abstract from this study has been accepted as an oral presentation at the ASH Annual Meeting in December 2012.

Yttrium-90-Labeled EpratuzumabTetraxetan

The Weill Cornell Medical College-NY Presbyterian Medical Center, New York, is conducting a study of Y-90-epratuzumab tetraxetan combined with veltuzumab in relapsed/refractory follicular lymphoma. This is a small, NCI grant-funded study awarded to this institution, and is currently enrolling patients.

Separately, we are also conducting a NCI-funded multicenter trial examining the same combination in relapsed, aggressive, NHL, which is anticipated to enroll up to 70 patients. Initial clinical experience with this combination was reported at the 2012 Annual Meeting of SNM (J Nucl Med. 2012; 53 (Supplement 1): 500). Updated results will be presented in December, 2012, at the 54th ASH Annual Meeting.

At the same Annual Meeting, a Phase II prospective trial of Y-90-epratuzumab tetraxetan as a consolidation therapy following R-CHOP in elderly patients with diffuse large B-cell lymphoma will also be reported in an oral presentation.

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

Labetuzumab-SN-38

This is the second agent from our ADC program to have entered clinical testing. SN-38 is the active metabolite of irinotecan, a FDA approved cancer drug. SN-38 cannot be given directly to patients because of its toxicity and poor solubility. By conjugating SN-38 to labetuzumab, the potent drug can be delivered selectively to tumors, thereby increasing the amount reaching the tumors and minimizing damage to normal tissues and organs. This ADC is in a dose-escalation Phase I study in patients with metastatic colorectal cancer. A new study with more frequent dosing is expected in the first half of fiscal 2013.

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

An IND application for this agent has been filed with the FDA. A Phase I dose escalation trial examining the safety and tolerability in patients with colorectal, gastric, hepatocellular, prostate, lung, breast, pancreatic or ovarian cancer is expected in the first half of fiscal 2013.

TF2

TF2 is an isotope-based pretargeting radioimmunotherapeutic agent for the treatment of solid cancers expressing the carcino embryonic antigen. This agent is currently being investigated by our collaborators at Radboud University Nijmegen, The Netherlands, for the therapy of patients with advanced colorectal cancer. Results from this Phase I trial were presented at the 2012 SNM annual meeting (Journal of Nuclear Medicine. 2012; 53 (Supplement 1):496). A French study group is also evaluating TF2 in patients with small-cell-lung cancer.

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

Revenue Recognition

We have accounted for revenue arrangements that include multiple deliverables as a separate unit of accounting if: a) the delivered item has value to the customer on a standalone basis, b) there is objective and reliable evidence of the fair value of the undelivered items, and c) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor, in accordance with the accounting standard for multiple-element arrangements. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition. We allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement of multiple deliverables. Relative selling prices are determined using vendor specific objective evidence, if it exists; otherwise third-party evidence, or our best estimate of selling price is used for each deliverable.

Payments received under contracts to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Payments received in advance that are related to future performance are deferred and recognized as revenue when the research projects are performed. Upfront nonrefundable fees associated with license and development agreements where we have continuing obligations in the agreement are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis.

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

Contract revenue from collaborative research agreements is recorded when earned based on the performance requirements of the contract. Revenue from non-refundable upfront license fees and certain guaranteed payments where we continue involvement through collaborative development are deferred and recognized as revenue over the period of continuing involvement. We estimate the period of continuing involvement based on the best evidential matter available to us at each reporting period. If our estimated time frame for continuing involvement changes, this change in estimate could impact the amount of revenue recognized in future periods.

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

Financial Instruments

The carrying amounts of cash and cash equivalents, other current assets and current liabilities approximate fair value due to the short-term maturity of these instruments. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Stock-Based Compensation

We have a stock incentive plan, the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization and to align the employee’s interest with our stockholders. This plan is described more fully in Note 7 to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2012 and Note 3 to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three-month periods ended September 30, 2012 and 2011:

	Three-Month Periods Ended September 30,
	2012	2011
Expected dividend yield	0.0%	0.0%
Expected life of options (years)	5.29	5.32
Expected stock price volatility	69%	80%
Risk-free interest rate	0.98-1.11%	2.46%

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

Three-Month Period Ended September 30, 2012 Compared to 2011

Revenues

Revenues were $1.1 million for both three-month periods ended September 30, 2012 and 2011. Product sales for the three-month period ended September 30, 2012 were $0.7 million as compared to $0.9 million for the same period in 2011. This decrease resulted primarily from lower sales volume of LeukoScan in Europe. Research and development revenue for the three-month period ended September 30, 2012 was $0.3 million, approximately $40 thousand higher than the same period for the previous year.

Costs and Expenses

Total costs and expenses for the three-month period ended September 30, 2012 were $8.6 million as compared to $6.3 million for the same period in 2011, representing an increase of $2.3 million or 37%. Research and development expenses for the three-month period ended September 30, 2012 were $7.0 million as compared to $4.8 million for the same period in 2011, an increase of $2.2 million or 46%. The increase in research and development expenses resulted primarily from $1.5 million of expense reimbursements received under a collaborative agreement in the prior year, as well as higher employee-related costs and increased clinical trial activities. We do not expect to receive any significant expense reimbursements subsequent to September 30, 2012.

Cost of goods sold for the three-month periods ended September 30, 2012 and 2011 were $0.1 million. Gross profit margins were 87% for the first quarter of fiscal 2012 as compared to 89% for the first quarter of fiscal 2011. Sales and marketing expenses for the three-month periods ended September 30, 2012 and 2011 were $0.2 million. General and administrative expenses were $1.3 million for the three month period ended September 30, 2012 representing an increase of $0.1 million or 8% compared to $1.2 million for the three-month period ended September 30, 2011. This increase is primarily attributable to higher legal and professional services fees for the three-month period ended September 30, 2012.

Interest and Other Income

Interest and other income for the three-month period ended September 30, 2012 was $0.1 million as compared to $8 thousand of other income for the three-month period ended September 30, 2011. Included in the interest and other income for the current fiscal period was $0.1 million that was recorded as proceeds from an insurance claim for equipment failure during the 2011 fiscal year.

Foreign Currency Transaction Gain

Foreign currency transactions amounted to a gain of $30 thousand for the three-month period ended September 30, 2012 as compared to a gain of $22 thousand for the same period in 2011, primarily as a result of currency fluctuations between the U.S. dollar and the Euro.

Net Loss

Net loss allocable to Immunomedics, Inc. stockholders for the three-month period ended September 30, 2012 was $7.4 million or $0.10 per share as compared to a net loss of $5.1 million or $0.07 per share for the same period in 2011. The increase in the net loss in the first quarter of fiscal 2013 as compared to the same period of fiscal 2012 resulted primarily from lower expense reimbursement received under a collaborative agreement. We do not expect to receive any significant expense reimbursements subsequent to September 30, 2012.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operations. Net cash used in operating activities for the three-month period ended September 30, 2012 was $7.3 million compared to $6.1 million net cash used in operating activities for the three months ended September 30, 2011 due principally to a higher net loss in operations in the current period partially offset by a reduction of other receivables from expense reimbursements outstanding from the previous year.

Cash flows from investing. Net cash provided by investing activities for the three-months ended September 30, 2012 was $40 thousand compared to $0.2 million of net cash used in investing activities for the three months ended September 30, 2011. The increase in cash flow provided by investing activities for fiscal 2012 is primarily due to $0.1 million in proceeds from an insurance claim received and a lower level of capital expenditures than in fiscal year 2012.

Cash flows from financing. Net cash used in financing activities for the three-month periods ended September 30, 2012 and 2011 were less than $0.1 million.

Working Capital and Cash Requirements

At September 30, 2012, we had working capital of $23.1 million, which was approximately $6.8 million lower than the working capital of $29.9 million at June 30, 2012. Our cash and cash equivalents amounted to $25.5 million at September 30, 2012, representing a decrease of $7.3 million from $32.8 million at June 30, 2012. These decreases were primarily a result of our use of $7.3 million of cash in operations.

As of September 30, 2012, we have $25.5 million of cash and cash equivalents. Based on our expected cash utilization rate, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months after taking into consideration a potential reduction or delay in certain planned discretionary spending.

The rate of cash utilization for the three-month period ended September 30th has historically been higher than the expected annual cash burn rate due to the historical pattern of paying insurance renewals and certain employee incentive compensation during the first quarter of the fiscal year. The use of funds during the 2013 fiscal year is expected to be at a lower level than if one were to annualize the first quarter of 2013 usage and may be reduced further if deemed necessary for the remainder of fiscal 2013 if the reduced discretionary spending plan is implemented. Cash requirements in fiscal year 2013 are expected be in the $24.0—$26.0 million range, an increase over fiscal year 2012 due to increased spending for research and development without expense reimbursement from Takeda-Nycomed, and increased clinical trial activities (including further clinical development of clivatuzumab in patients with pancreatic cancer), as well as a number of new clinical studies that are supported by us and our corporate partners, which is partially offset by lower legal and professional fees expected for the 2013 fiscal year.

We are evaluating plans to initiate a Phase III registration trial of clivatuzumab in patients with pancreatic cancer and will need to secure additional funding to advance clivatuzumab into this Phase III trial. We plan to continue reviewing sources of financing including, potential payments from partners, licensing arrangements, grants or other financing sources.

We expect research and development activities to continue to expand over time, and we do not believe we will have adequate cash to continue to conduct development of product candidates in our pipeline according to our long term corporate strategy. As a result, we will continue to require additional financial resources in order to conduct our research and development programs, clinical trials of product candidates and regulatory filings. Our ability to raise capital through public and private debt or equity financings may be negatively impacted by the current weak economy. There can be no assurances that financing will be available when we need it on terms acceptable to us, if at all. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected. Furthermore, the terms of any such debt or equity financing may include covenants which may limit our future ability to manage the business. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1A Risk Factors, “Factors That May Affect Our Business and Results of Operations,” and elsewhere in this Form 10-Q. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us, and access to capital markets that can provide us with the resources, when necessary, to fund our strategic priorities.

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

In the ordinary course of business, we may be subject to legal proceedings and claims. Except as described below, we are not a party to any legal proceedings, claims or assessments that, in managements’ opinion, would have a material adverse effect on our business, financial condition or results of operations.

Former Investment Advisor/Broker

On April 15, 2009, we initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against our former investment advisor/broker, Banc of America Investment Services, Inc. and Banc of America Securities, LLC. In the arbitration, we claim that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning ARS, inappropriately advising investment in ARS, and failing to supervise their employees. We continue to seek relief pursuant to the New Jersey Uniform Securities Law and the North Carolina Securities Act for the difference between the par value of its ARS and the amount it received when we sold the ARS on the secondary market ($2.9 million). Also, we continue to seek consequential damages, punitive damages, and other relief. The FINRA arbitration hearing in this matter began in September 2010 and is scheduled to resume early in 2013.

F. Hoffmann-La Roche

On December 22, 2003, the Dutch Supreme Court, in a case brought by Immunomedics, held that Immunomedics’ Dutch part of its European patent for highly specific monoclonal antibodies against the cancer marker, carcinoembryonic antigen (CEA) was valid. On August 21, 2012, infringement by Roche of our patent was confirmed by the Dutch Court of Appeal. While Roche may appeal again to the Dutch Supreme Court, we believe that the finding of infringement will be upheld and damages will be assessed against Roche for sales of its infringing kit in The Netherlands, although no assurances can be given in this regard. To the extent that Roche contests or challenges our patents, or files further appeals, there can be no assurance that significant costs for defending such patents may not be incurred.

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

We have incurred significant operating losses since our formation in 1982. As of September 30, 2012, we had an accumulated deficit of approximately $224 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our existing licensing agreements with UCB and Takeda-Nycomed. The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our business operations or related cash flows. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging product. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic product and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. We expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

Based on our expected cash utilization rate, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months, after taking into consideration a potential reduction or delay in certain planned discretionary spending. During fiscal 2013, we expect that cash expenditures for our current research and development programs will be at a higher level than in fiscal year 2012 due to increased spending for research and development, lower reimbursement from Nycomed and increased clinical trial activities (including further clinical development of clivatuzumab in patients with pancreatic cancer), as well as a number of new clinical studies that are supported by us and our corporate partners, which is partially offset by lower legal and professional fees expected for the 2013 fiscal year. We are also evaluating plans to initiate a Phase III registration trial of clivatuzumab in patients with pancreatic cancer. We plan to continue reviewing sources of financing including, potential payments from partners, licensing arrangements or other financing sources.

Over the long term, we expect research and development activities to continue to expand and we do not believe we will have adequate cash to continue to conduct development of product candidates in line with our pipeline included in our long term corporate strategy. Our capital requirements are dependent on numerous factors, including:

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman, Chief Scientific Officer and Chief Medical Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the three months ended September 30, 2012, we have incurred $25 thousand of research expenses for activities conducted by CMMI on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have research collaborations with CMMI. Dr. Goldenberg is also a minority stockholder, director and officer of our majority-owned subsidiary, IBC Pharmaceuticals, Inc. Dr. Goldenberg is the primary inventor of new intellectual property for Immunomedics and IBC and is largely responsible for allocating ownership between the two companies.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our future products and profitability. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act or (PPACA), which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. The new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance also have been added, which may require modification of business practices with health care practitioners.

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

At November 7, 2012, we had 75,692,548 shares of common stock outstanding, 6,592,825 additional shares reserved for the exercise of outstanding options and restricted stock units, 4,312,504 shares available for future grant under our stock option plan and 1,000,000 shares of common stock reserved for warrant shares.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As September 30, 2012, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 11% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

IMMUNOMEDICS, INC.

November 8, 2012	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer (Principal Executive Officer)

November 8, 2012	By:	/s/ Gerard G. Gorman
Gerard G. Gorman
Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.**

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase. **

101.LAB	XBRL Taxonomy Extension Label Linkbase. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. **

*	Filed herewith.
**	Pursuant to Rule 406Tof Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.