Form 10-Q
period 2012-12-31
IMMUNOMEDICS INC
filed 2013-02-07
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

The number of shares of the registrant’s common stock outstanding as of February 6, 2013 was 75,700,036.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2012	June 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$21,399,843	$32,838,096
Accounts receivable, net of allowance for doubtful accounts of $57,894 at December 31, 2012 and $54,809 at June 30, 2012	547,105	659,958
Inventory	921,002	415,876
Other receivables	383,158	389,002
Prepaid expenses	933,535	582,601
Other current assets	16,390	593,900

Total current assets	24,201,033	35,479,433
Property and equipment, net of accumulated depreciation of $26,185,550 and $25,707,446 at December 31, 2012 and June 30, 2012, respectively	2,243,553	2,527,500
Value of life insurance policies	606,888	598,288
Other long-term assets	30,000	30,000

Total Assets	$27,081,474	$38,635,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,661,402	$5,594,800

Total current liabilities	5,661,402	5,594,800
Other liabilities	1,350,970	1,301,212
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2012 and June 30, 2012	—	—
Common stock, $0.01 par value; authorized 135,000,000 shares; issued 75,734,761 shares and outstanding 75,700,036 shares at December 31, 2012; and issued 75,597,066 shares and 75,562,341 shares outstanding at June 30, 2012	757,347	755,970
Capital contributed in excess of par	249,779,590	248,737,450
Treasury stock, at cost, 34,725 shares at December 31, 2012 and at June 30, 2012	(458,370)	(458,370)
Accumulated deficit	(229,862,469)	(217,088,442)
Accumulated other comprehensive income	182,522	80,161

Total Immunomedics, Inc. stockholders’ equity	20,398,620	32,026,769
Noncontrolling interest in subsidiary	(329,518)	(287,560)

Total stockholders’ equity	20,069,102	31,739,209

Total Liabilities and Stockholders’ Equity	$27,081,474	$38,635,221

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Revenues:
Product sales	$733,993	$1,064,426	$1,467,180	$1,924,293
License fee and other revenues	—	28,418,000	—	28,418,000
Research and development	78,158	173,004	396,389	457,791

Total revenues	812,151	29,655,430	1,863,569	30,800,084

Costs and Expenses:
Costs of goods sold	91,819	134,189	188,250	230,054
Research and development	6,650,883	6,415,598	13,685,985	11,227,850
Sales and marketing	187,310	239,678	391,702	451,564
General and administrative	1,713,300	1,690,449	2,986,005	2,857,972

Total costs and expenses	8,643,312	8,479,914	17,251,942	14,767,440

Operating (loss) income	(7,831,161)	21,175,516	(15,388,373)	16,032,644
Insurance proceeds received	2,500,165	—	2,637,879	—
Interest and other income	1,850	20,559	3,315	28,440
Foreign currency transaction (loss)	(66,440)	(106,395)	(36,735)	(84,321)

(Loss) income before income tax expense	(5,395,586)	21,089,680	(12,783,914)	15,976,763
Income tax expense	(19,706)	(422,750)	(39,375)	(436,714)

Consolidated net (loss) income	(5,415,292)	20,666,930	(12,823,289)	15,540,049
Net loss attributable to noncontrolling interest	(23,330)	(26,597)	(49,262)	(52,711)

Net (loss) income attributable to Immunomedics, Inc.	$(5,391,962)	$20,693,527	$(12,774,027)	$15,592,760

(Loss) income per common share attributable to Immunomedics, Inc. stockholders:
Basic	$(0.07)	$0.27	$(0.17)	$0.21

Diluted	$(0.07)	$0.27	$(0.17)	$0.20

Weighted average shares used to calculate (loss) income per common share:
Basic	75,671,088	75,458,494	75,640,663	75,466,812

Diluted	75,671,088	75,964,317	75,640,663	76,091,065

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	42,215	(79,828)	102,361	(258,316)

Other comprehensive income (loss)	42,215	(79,828)	102,361	(258,316)

Comprehensive (loss) income	(5,373,077)	20,587,102	(12,720,928)	15,281,733

Less comprehensive loss attributed to noncontrolling interest	(23,330)	(26,597)	(49,262)	(52,711)

Comprehensive (loss) income attributable to Immunomedics, Inc.	$(5,349,747)	$20,613,699	$(12,671,666)	$15,334,444

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2012	2011
Cash flows used in operating activities:
Consolidated net (loss) income	$(12,823,289)	$15,540,049
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	478,104	735,008
License fee revenue	—	(28,418,000)
Gain from insurance proceeds regarding equipment	(137,879)	—
Increase in allowance for doubtful accounts	3,085	8,948
Non-cash expense related to stock compensation	1,202,076	1,047,506
Non-cash increase in value of life insurance policy	(8,600)	(19,000)
Amortization of deferred rent	49,758	116,962
Changes in other operating assets and liabilities	(96,336)	820,054

Net cash used in operating activities	(11,333,081)	(10,168,473)

Cash flows used in investing activities:
Purchases of property and equipment	(194,157)	(302,011)
Proceeds from insurance claim regarding equipment	137,879	—

Net cash used in investing activities	(56,278)	(302,011)

Cash flows used in financing activities:
Payments for stock plan activity	(173,104)	(49,692)
Share purchases of majority-owned subsidiary	(39,255)	—
Exercise of stock options	61,104	15,292

Net cash used in financing activities	(151,255)	(34,400)
Effect of changes in exchange rates on cash and cash equivalents	102,361	(258,316)

Net decrease in cash and cash equivalents	(11,438,253)	(10,763,200)

Cash and cash equivalents, beginning of period	32,838,096	27,097,610

Cash and cash equivalents, end of period	$21,399,843	$16,334,410

Supplemental information for the statement of cash flows:
Issuance of common stock purchase warrant	$—	$1,582,000

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

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. The Company has reclassified prior year amounts to conform to the current year presentation. Operating results for the three and six-month periods ended December 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2013, or any other period.

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

As of December 31, 2012, the Company has $21.4 million of cash and cash equivalents, which, the Company believes is sufficient for the Company to continue its operations and research and development programs for at least the next twelve months, after taking into consideration a potential reduction or delay in certain planned discretionary spending.

Cash requirements in fiscal year 2013 are expected to be in the $22.0–$24.0 million range (prior to any potential reduction in planned discretionary spending), which is comparable to fiscal year 2012. Increased spending for research and development expenses in fiscal year 2013 resulting from lower reimbursement from Takeda-Nycomed and increased clinical trial activities (including further clinical development of clivatuzumab in patients with pancreatic cancer), as well as a number of new clinical studies that are supported by the Company and its corporate partners, are offset by the receipt of insurance proceeds, additional license fee proceeds received in January 2013 and lower legal and professional fees expected for the 2013 fiscal year.

The Company’s Phase Ib clinical trial of clivatuzumab in patients with pancreatic cancer is expected to be completed by the end of the 2013 fiscal year. Upon completion of this Phase Ib trial, the Company will evaluate the data and plans to use the results to design a Phase III registration trial. The Company will need to secure additional funding to advance clivatuzumab into this Phase III trial. The Company plans to continue reviewing sources of financing including, potential payments from partners, licensing arrangements or other financing sources.

The Company expects research and development activities to continue to expand over time and it does not believe it will have adequate cash to continue to conduct development of product candidates in its pipeline according to its long term corporate strategy. As a result, the Company will continue to require additional financial resources in order to conduct its long-term research and development programs, clinical trials of product candidates and regulatory filings.

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

2.	Summary of Significant Accounting Policies

These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. The Company adheres to the same accounting policies in preparation of its interim financial statements.

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

In order to determine the revenue recognition for contingent milestones, the Company evaluates the contingent milestones using the criteria as provided by the Financial Accounting Standards Boards (“FASB”) guidance on the milestone method of revenue recognition at the inception of a collaboration agreement. The criteria requires that (i) the Company determines if the milestone is commensurate with either its performance to achieve the milestone or the enhancement of value resulting from the Company’s activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met, then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved. Royalties are recognized as earned in accordance with the terms of various research and collaboration agreements.

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

Financial assets recorded on the condensed consolidated balance sheets as of December 31, 2012 and June 30, 2012 are categorized based on the inputs to the valuation techniques as follows (in thousands):

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

	($ in thousands)
December 31, 2012	Level 1	Level 2	Level 3	Total
Money Market Funds	$18,319	$0	$0	$18,319

Total	$18,319	$0	$0	$18,319

June 30, 2012	Level 1	Level 2	Level 3	Total
Money Market Funds	$29,316	$0	$0	$29,316

Total	$29,316	$0	$0	$29,316

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

Inventory consisted of the following (in thousands):

	December 31, 2012	June 30, 2012
Work in process	$657	$0
Finished goods	264	416

	$921	$416

Income Taxes

The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. We have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2012.

Income taxes were provided for profitable foreign jurisdictions at the estimated annual tax rate during the three and six-month periods ended December 31, 2012 and 2011. The Company’s U.S. operations reported a net loss for the three and six-month periods ended December 31, 2012, resulting in a tax benefit that was fully offset by a valuation allowance. For the three and six-month periods ended December 31, 2011, the Company provided for $0.4 million of domestic income taxes, net of the utilization of deferred tax assets. The Company’s effective tax rates for the three and six-month periods ended December 31, 2011 were significantly lower than the statutory rate due to its utilization of its net operating loss carryforwards, which offset the Company’s domestic taxable income, except for Federal alternative minimum taxes that were not offset by the net operating losses. The income tax expense for foreign jurisdictions for the three and six-month periods ended December 31, 2012 includes $20 thousand and $39 thousand, respectively, for activities resulting from taxable foreign entities, as compared to $23 thousand and $37 thousand for the three and six-month periods ended December 31, 2011, respectively.

The Company does not have an accrual for uncertain tax positions as of December 31, 2012. The Company is currently under audit by the State of New Jersey which commenced during the three-month period ended September 30, 2012 for the 2008, 2009, 2010 and 2011 tax years.

Net (Loss) Income Per Share Allocable to Common Stockholders

Basic net (loss) income per share is based upon the number of weighted average number of shares of common stock and vested shares outstanding. For the three and six-month periods ended December 31, 2012, the diluted net loss per common share is calculated based on the weighted average number of shares outstanding excluding the exercise or conversion of all potential common shares because their effect would have been anti-dilutive, due to the net loss recorded. For the three and six-month periods ended December 31, 2011, diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock that result from the assumed exercise of outstanding stock options and warrant shares, with exercise prices less than the average market price of the Company’s common stock during the three and six-month periods ended December 31, 2012, are calculated under the treasury stock method. All other outstanding stock options and warrant shares were excluded from the calculation as the effect was anti-dilutive.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of consolidated net (loss) income and foreign exchange translation adjustments and is presented in the condensed consolidated statements of comprehensive (loss) income.

Insurance Proceeds

Insurance proceeds totaling $2.6 million were received during the six-month period ended December 31, 2012 as a result of insurance claims for an equipment failure during the 2011 fiscal year. A cash payment for a business interruption insurance claim of $2.5 million was received, which had resulted from the equipment failure that had limited the production of materials necessary for certain research & development product development. There was no such claim for the previous year. In addition, proceeds of $0.1 million were also recorded for a property claim regarding the same equipment failure. The proceeds received from these claims are classified as a separate other income component in the condensed consolidated statement of comprehensive (loss) income for three and six-month periods ended December 31, 2012.

3.	Stock Incentive Plan

A summary of the 2006 Stock Incentive Plan (the “Plan”), is provided in Note 6 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. The Company believes that awards under the Plan better align the interests of its employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, are vested immediately and have seven year contractual terms. At December 31, 2012, there were 10,851,391 shares of common stock reserved for possible future issuance under the Plan, both currently outstanding (6,762,604 shares) and which were available to be issued for future grant (4,088,787 shares).

The fair value of each option granted during the six-month periods ended December 31, 2012 and 2011 is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the following table:

	Six-month periods ended December 31,
	2012	2011
Expected dividend yield	0%	0%
Expected option term (years)	5.37	5.32
Expected stock price volatility	69%	80%
Risk-free interest rate	0.98%-1.11%	1.45%-2.46%

The weighted average fair value at the date of grant for options granted during the six-month periods ended December 31, 2012 and 2011 were $1.95 and $2.33 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding and the expected stock price volatility is based on the Company’s daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the six-month period ended December 31, 2012 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2012	5,799,100	$3.72
Granted	534,900	$3.33
Exercised	(24,126)	$2.53
Cancelled or forfeited	(102,095)	$4.70

Outstanding, December 31, 2012	6,207,779	$3.68	3.28	$1,249,848

Exercisable, December 31, 2012	4,967,927	$3.74	2.69	$1,212,794

A summary of the Company’s non-vested restricted stock units at July 1, 2012, and changes during the six-month period ended December 31, 2012 is presented below:

Outstanding Non-Vested Restricted Stock Units	Number of Awards
Non-vested at July 1, 2012	439,375
Granted	280,450
Vested	(165,000)

Non-vested at December 31, 2012	554,825

The Company has 1,794,677 non-vested options and restricted stock units outstanding as of December 31, 2012. As of December 31, 2012, there was $4.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.65 years. The Company recorded $0.7 million and $1.2 million for total stock-based compensation expense for employees, executive officers and non-employee Board members for the three and six-month periods ended December 31, 2012, respectively, as compared to $0.6 and $1.0 million for the three and six-month periods ended December 31, 2011, respectively.

For the 2012 fiscal year as part of the Plan, each non-employee Board member who continued to serve as a non-employee Board member was automatically granted restricted stock units up to 5,000 shares of common stock. Beginning in the 2013 fiscal year, each non-employee Board member who continues to serve shall receive on the date of the annual stockholders meeting an annual grant of non-qualified stock options and restricted stock units, each equal in value to $45 thousand. The Company recorded $30 thousand and $46 thousand for stock-based compensation expense for these non-employee Board members restricted stock units for the three and six-month periods ended December 31, 2012, respectively, as compared to $20 thousand and $39 thousand for the three and six-month periods ended December 31, 2011, respectively.

At a Compensation Committee meeting held on August 27, 2012, the Company awarded an additional 205,700 restricted stock units to certain executive officers of the Company at the market price on that date ($3.46 per share). These restricted stock units will vest over a four year period. As of December 31, 2012 there was $2.8 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these executive officers. That cost is being recognized over a weighted-average period of 2.86 years. The Company recorded $0.2 million and $0.3 million for stock-based compensation expense for these executive officers for the three and six-month periods ended December 31, 2012, respectively, as compared to $0.1 million and $0.2 million for the three and six-month periods ended December 31, 2011.

4.	Earnings Per Share

Per share data is based on the weighted average number of shares of the Company’s common stock during the relevant period. Basic (loss) earnings per share is calculated using the weighted average number of outstanding shares of common stock. Diluted (loss) earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional common stock issuable for stock options and restricted stock whether or not currently exercisable. Diluted (loss) earnings per share for all the periods presented do not include securities if their effect was anti-dilutive.

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share amounts)	2012	2011	2012	2011
Net (loss) income attributable to Immunomedics, Inc.	$(5,392)	$20,694	$(12,774)	$15,593

Basic (loss) earnings per share:
Weighted average basic common shares outstanding	75,671	75,458	75,641	75,447
Basic (loss) earnings per share	$(0.07)	$0.27	$(0.17)	$0.21

Diluted (loss) earnings per share:
Weighted average basic common shares outstanding	75,671	75,458	75,641	75,447
Dilutive effect of stock options outstanding	0	452	0	572
Dilutive effect of restricted stock	0	54	0	72

Weighted average diluted common shares outstanding	75,671	75,964	75,641	76,091

Diluted (loss) earnings per share	$(0.07)	$0.27	$(0.17)	$0.20

Stock options and warrant shares are excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	7,183	6,278	7,086	6,202

5.	Geographic Segments

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics for the three and six-months ended December 31, 2012 and 2011 ($ in thousands):

	Three-Months Ended December 31, 2012
	United States	Europe	Total
Total assets	$25,407	$1,674	$27,081
Property and equipment, net	2,244	0	2,244
Revenues	79	733	812
(Loss) income before taxes	(5,456)	60	(5,396)

	Three-Months Ended December 31, 2011
	United States	Europe	Total
Total assets	$48,294	$4,398	$52,692
Property and equipment, net	3,023	0	3,023
Revenues	28,603	1,052	29,655
Income before taxes	20,978	112	21,090

	Six-Months Ended December 31, 2012
	United States	Europe	Total
Revenues	$406	$1,458	$1,864
(Loss) income before taxes	(12,881)	97	(12,784)

	Six-Months Ended December 31, 2011
	United States	Europe	Total
Revenues	$28,892	$1,908	$30,800
Income before taxes	15,787	190	15,977

6.	Related Party Transactions

Certain of the Company’s affiliates, including members of its senior management and its Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Chairman of the Board of Directors and Chief Medical Officer and Chief Scientific Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, who is the wife of Dr. David M. Goldenberg, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology (“CMMI”), and the Company’s majority-owned subsidiary IBC. For a description of these relationships and transactions, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and the notes to the audited financial statements contained therein.

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics pursuant to research contracts. For fiscal 2012, the Company also reimbursed one-half of the clean-up costs for the disposal of materials related to the Company’s contract research at the CMMI facility. The facility was closed in calendar year 2011. There were no expenses related to research contracts for the three-month period ended December 31, 2012 and approximately $25 thousand for the six-month period then ended, as compared to $54 thousand and $0.1 million for the three and six-month periods ended December 31, 2011, respectively. The Company leases approximately 1,000 square feet, at a cost of $30 thousand per year, of the Immunomedics Morris Plains, NJ facility to CMMI. The Company incurred legal expenses on behalf of CMMI for patent related matters for the three and six-month periods ended December 31, 2012 of $7 thousand and $23 thousand, respectively, as compared to $14 thousand and $22 thousand for the three and six-month periods ended December 31, 2011, respectively. The Company has first rights to license those patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

For the three and six-month periods ended December 31, 2012, Dr. Goldenberg received $20 thousand and $39 thousand, respectively, in compensation for his services to IBC, as compared to $14 thousand and $27 thousand, respectively, for the previous year.

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

Takeda-Nycomed is solely responsible for the development, manufacturing and commercialization of veltuzumab, for the subcutaneous formulation, for all non-cancer indications. The Company’s major obligations were to complete the research and development activities as specified in the Nycomed Agreement and to manufacture and supply veltuzumab to Takeda-Nycomed for the quantity of materials for the period of time specified in the Nycomed Agreement. The Company has completed its manufacturing and supply obligations and its responsibilities in the Phase I/II study in immune thrombocytopenic purpura (“ITP”).

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

Takeda-Nycomed has subsequently requested additional services beyond what the Company was obligated to perform and the reimbursement of these services are recognized as a reduction of research and development expenses. The Company billed Nycomed $72 thousand and $96 thousand for the three and six-month periods ended December 31, 2012, respectively, as compared to $0.2 million and $1.7 million for the three and six-month periods ended December 31, 2011, respectively. The Company does not expect to receive any significant expense reimbursements subsequent to December 31, 2012.

UCB, S.A.

On May 9, 2006, the Company entered into an agreement with UCB, S.A. referred to herein as UCB, providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab for the treatment of all non-cancer indications referred to herein as the UCB Agreement. Under the terms of the UCB Agreement, the Company received from UCB a non-refundable cash payment totaling $38.0 million.

On December 27, 2011, the Company entered into the Amendment Agreement with UCB referred to herein as the Amendment Agreement. The Amendment Agreement provided UCB the flexibility to sublicense epratuzumab, subject to obtaining our prior consent, to a third party for the United States and certain other territories. As of December 31, 2012, UCB has not executed a sub-license agreement with a third-party. The Company also issued to UCB on December 27, 2011 a 5-year warrant to purchase one million shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $8.00 per share. In exchange for the right to sublicense its rights in epratuzumab to a third party and the warrant issuance, the Company received a non-refundable fee of $30.0 million in January 2012. As all deliverables were satisfied on December 27, 2011, the Company recorded $28.4 million of license fee revenue, which was determined by the Company to represent an appropriate selling price for such rights granted to UCB, in the three and six-month periods ended December 31, 2011 and recorded the fair value of the warrant within capital contributed in excess of par in the amount of $1.6 million. Further, under the terms of the Amendment Agreement, UCB returned its buy-in right with respect to epratuzumab in the field of oncology, which had been granted under the UCB Agreement.

Furthermore, the Amendment Agreement entitles the Company to additional contingent revenue payments and/or amends such payments included in the UCB Agreement. Collectively, the UCB Agreement and the Amendment Agreement anticipated the Company would receive certain cash payments and equity investments by UCB in Immunomedics Common Stock contingent upon various regulatory achievements related to the successful development of epratuzumab by UCB (“development milestone payments”) and certain cash payments related to the achievement of specified product sales thresholds (“commercialization milestone payments”). The Company will also receive product royalties based upon a percentage of aggregate annual net sales under the UCB Agreement and Amendment Agreement during the product royalty term. No development milestone, commercialization milestone or royalty payments were achieved through December 31, 2012. There can be no assurance that the development, commercialization or royalty milestone payments under the UCB Agreement and Amendment Agreement will be met and therefore there can be no assurance that the Company will receive such future payments.

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

Under the terms of the Goldenberg Agreement, the Company makes a minimum quarterly payment of $37.5 thousand to Dr. Goldenberg during each of the fiscal years during the Goldenberg Agreement, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. In addition to the minimum quarterly payments during the six-month period ended December 31, 2012, the Company paid Dr. Goldenberg $0.3 million of additional incentive compensation that was accrued from the previous fiscal year in accordance with the terms of the Goldenberg Agreement. For the six-month period ended December 31, 2011, no additional incentive compensation payments were made to Dr. Goldenberg other than the $37.5 thousand minimum quarterly payments.

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

Former Investment Advisor/Broker

On April 15, 2009, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against its former investment advisor/broker, Banc of America Investment Services, Inc. and Banc of America Securities, LLC. In the arbitration, the Company claims that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning Auction Rate Securities (“ARS”), inappropriately advising investment in ARS, and failing to supervise their employees. The Company continues to seek relief pursuant to the New Jersey Uniform Securities Law and the North Carolina Securities Act for the difference between the par value of its ARS and the amount it received when it sold the ARS on the secondary market, ($2.9 million). Also, the Company continues to seek consequential damages, punitive damages, and other relief. The FINRA arbitration hearing in this matter began in September 2010 and is scheduled to resume in early 2013, with oral arguments scheduled in February 2013, and a final panel decision scheduled in March 2013.

F. Hoffmann-La Roche

In December 2003, the Dutch Supreme Court, in a case brought by the Company, held that Immunomedics’ Dutch part of its European patent for highly specific monoclonal antibodies against the cancer marker, carcinoembryonic antigen was valid. In August, 2012, infringement by F. Hoffmann-La Roche of the Immunomedics patent was confirmed by the Dutch Court of Appeal. In January 2013, the Company and F. Hoffmann-La Roche agreed on a settlement payment to be made to Immunomedics. There is no future liability to Immunomedics as a result of this decision and settlement.

9.	Subsequent Event

In January 2013 the Company entered in a collaboration agreement with Algeta ASA for the development of epratuzumab to be conjugated with Algeta’s proprietary thorium-227 alpha-pharmaceutical payload. Under the terms of this agreement, the Company will provide clinical-grade antibody to Algeta, which has rights to evaluate the potential of a Targeted Thorium Conjugate (“TTC”), linking thorium-227 to epratuzumab, for the treatment of cancer. Algeta will fund all preclinical and clinical development costs up to the end of Phase I testing. Upon successful completion of Phase I testing, the parties shall negotiate terms for a license agreement at Algeta’s request. The Company and Algeta have agreed to certain parameters to be included in the license agreement.

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

Overview

Immunomedics is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We believe that our portfolio of intellectual property, which includes approximately 217 active patents in the United States, and more than 400 other issued patents worldwide, protects our product candidates and technologies.

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

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of December 31, 2012, we employed 15 professionals in our research and development departments and 21 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Epratuzumab

UCB: Two Phase III studies of epratuzumab are underway in patients with systemic lupus erythematosus (SLE). These are multinational, placebo-controlled, randomized, double-

blind studies designed to confirm the clinical efficacy and safety of epratuzumab in the treatment of patients with moderate to severe general SLE, in addition to continuing standard of care treatments. Each study will last a maximum of 54 weeks after first dose and will randomize 780 patients in the study, with approximately 130 planned investigational sites per study. Top-line results from these studies are expected in the first half of calendar year 2014.

In addition, results from an open-label extension study in which patients with moderate-to-severe lupus who had previously enrolled in the ALLEVIATE trials were presented at the 2012 American College of Rheumatology Annual Scientific Meeting. Results from this single-arm extension study showed that continued cycles of epratuzumab therapy maintained improvements or further improved the lupus disease activity of patients over a timeframe of approximately 4 years. Also, there was a reduction in corticosteroid doses, a tolerable safety profile, and no new safety concerns identified. Patients also reported clinically meaningful improvements in health-related quality of life that were sustained over approximately 4 years of treatment.

Epratuzumab remains of interest to the oncology community. In January 2013 we entered into a collaboration agreement with Algeta ASA for the development of epratuzumab to be conjugated with Algeta’s proprietary thorium-227 alpha-pharmaceutical payload. Under the terms of this agreement, we will provide clinical-grade antibody to Algeta, which has rights to evaluate the potential of a Targeted Thorium Conjugate (TTC), linking thorium-227 to epratuzumab, for the treatment of cancer. Algeta will fund all preclinical and clinical development costs up to the end of Phase I testing. Upon successful completion of Phase I testing, the parties shall negotiate terms for a license agreement at Algeta’s request. We have agreed with Algeta to certain parameters to be included in the license agreement.

Epratuzumab is also being studied in diverse clinical trials conducted by outside third parties, including the following:

In the United States, the Southwest Oncology Group (SWOG) Study Group is conducting a multicenter Phase II trial of epratuzumab combined with chemotherapy (clofaribine and cytarabine) in relapsed adult ALL. The primary objective of this trial is complete remission (CR) rate. Initial results from this study were reported at the American Society of Hematology (ASH) 2012 Annual Meeting.

Cancer and Leukemia Group B (CALGB) Study Group: Patient follow-up continues for the fully-enrolled trial with epratuzumab in combination with rituximab in untreated follicular lymphoma patients. Sixty patients were enrolled in this multicenter trial where patients received 8 doses of epratuzumab and rituximab over 9 months. Encouraging results were presented at ASH 2010 Annual Meeting, which showed an 84% overall response rate with durable complete responses. A manuscript on the final results is being prepared for publication.

The Diffuse Large B-Cell Lymphoma (DLBCL) study conducted by the NCCTG Study Group received encouraging results from the first part of study with epratuzumab + rituximab + CHOP chemotherapy as upfront therapy (Cancer. 2006 Dec 15;107(12):2826-32). A total of 107 patients were enrolled in the second part of the study, a multicenter Phase II trial. The results, which showed a high rate of durable complete responses, were published in the October 13th, 2011 issue of Blood (Blood. 2011 Oct 13; 118(15):4053-4061. doi: 10.1182/blood-2011-02-336990. PMID: 21673350).

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

For adult ALL, in addition to the multicenter Phase II trial being conducted by the SWOG Study Group, there are two other clinical trials that are ongoing. The MARALL trial, led by St. Bartholomew’s Medical Center, London, is a multicenter Phase I/II study conducted in the UK, combining epratuzumab, veltuzumab and chemotherapy in relapsed adult ALL, and is expected to enroll 55 patients.

Sponsored by the French GRAALL Study Group, the CheprALL study is a multicenter Phase II study conducted in France using epratuzumab combined with chemotherapy in adult patients with relapsed ALL.

Y-90-Clivatuzumab Tetraxetan (Y-90-hPAM4)

Our current study is a Phase Ib trial of yttrium-90-labeled clivatuzumab tetraxetan administered alone as fractionated, multi-doses, or in combination with gemcitabine in patients with pancreatic cancer who have received at least 2 prior therapies. This trial will enable us to respond to the FDA’s question of the benefit of adding low-dose gemcitabine to the radiolabeled antibody, as well as providing data on potential activity in a population that has few viable therapeutic options. We expect this trial to be fully enrolled in February 2013.

We have also completed a Phase I/II, open-label trial of Y-90-labeled clivatuzumab tetraxetan administered as fractionated, multi-doses, in combination with gemcitabine as frontline therapy for patients with Stage III or Stage IV pancreatic cancer. The Phase I portion of this study was recently published (Cancer. 2012 Nov 15; 118(22):5497-506. doi: 10.1002/cncr.27592. Epub 2012 May 8. PMID: 22569804). Final results from this study were reported at the June 2012 American Society of Clinical Oncology Annual Meeting (J ClinOncol 30, 2012 (suppl; abstr 4043)), and at the 2012 Annual Meeting of the Society of Nuclear Medicine (SNM) (J Nucl Med. 2012; 53 (Supplement 1):495).

A Phase I dose-escalation, multicenter, trial of Y-90-clivatuzumab tetraxetan given alone in relapsed, advanced pancreatic cancer patients has been published in Clinical Cancer Research (Clin Cancer Res. 2011 Jun 15;17(12):4091-100. doi:10.1158/1078-0432.CCR-10-2579. Epub 2011 Apr 28. PMID: 21527562).

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

The current trial in immune thrombocytopenic purpura (ITP), conducted by Immunomedics and funded by Takeda-Nycomed, is continuing patient enrollment to evaluate alternative dosing schedules. Results from this study were presented at the 2011 ASH Annual Meeting, and updated in an oral presentation at the 2012 ASH meeting to report an overall objective response rate of 50% among 42 evaluable patients, with 12 patients, or 29%, having a CR.

Oncology Indications: For NHL, the Company is evaluating plans to initiate a Phase III registration trial for veltuzumab in NHL. The Company will need to secure additional funding to advance veltuzumab into Phase III.

The SC veltuzumab trial in patients with NHL has been completed and the results have been published (Haematologica. 2011 Apr; 96(4):567-73. doi: 10.3324/haematol.2010.037390. Epub 2010 Dec 20. PMID: 21173095). For chronic lymphocytic leukemia (CLL), the study is continuing after amending the protocol to evaluate a different dosing schedule. Results from 18 assessable patients with CLL were presented in an oral presentation at the 2012 ASH Annual Meeting. The overall disease control rate was 83%, with 12 patients having stable disease and 3 patients, or 17%, reporting a partial response as their best responses.

Yttrium-90-Labeled Epratuzumab Tetraxetan

The Weill Cornell Medical College-NY Presbyterian Medical Center, New York, is conducting a study of Y-90-epratuzumab tetraxetan combined with veltuzumab in relapsed/refractory follicular lymphoma. This is a small, NCI grant-funded study awarded to this institution.

Separately, we are also conducting an NCI-funded multicenter trial examining the same combination in relapsed, aggressive NHL, which is anticipated to enroll up to 70 patients. Initial clinical experience with this combination was reported at the 2012 Annual Meeting of SNM. Updated results were presented at the 54th ASH Annual Meeting in December 2012 to show an overall objective response rate of 53% among 17 patients who have had treatment response assessments, including one DLBCL patient (6%) with a CR continuing 12 months later. The combination is active in all NHL subgroups and across Y-90 dose levels.

At the same ASH Annual Meeting, updated results from a multicenter Phase II prospective trial of Y-90-epratuzumab tetraxetan as a consolidation therapy following R-CHOP in elderly patients with diffuse large B-cell lymphoma were reported by the French LYSA study group in an oral presentation.

Milatuzumab

Milatuzumab is being investigated in combination with veltuzumab by our collaborators at the Ohio State University, in patients with relapsed or refractory B-cell non-Hodgkin lymphoma (NHL) after at least one prior therapy. Results from this Phase I/II study were updated at the 2011 ASH Annual Meeting. The milatuzumab+veltuzumab combination has previously demonstrated in vitro anti-tumor activity in preclinical studies performed by this group (Blood. 2011 Apr 28;117(17):4530-41. doi: 10.1182/blood-2010-08-303354. Epub 2011 Jan 12. PMID: 21228331).

Milatuzumab-DOX

The Phase I/II clinical trial of milatuzumab conjugated with doxorubicin, the antibody drug conjugate (ADC), is ongoing and is enrolling patients with relapsed multiple myeloma, taking advantage of the rapid internalization property of milatuzumab when bound to CD74. We have recently broadened the application of this ADC to include NHL and CLL and patient treatment has begun.

Labetuzumab-SN-38

This is the second agent from our ADC program to have entered clinical testing. SN-38 is the active metabolite of irinotecan, a FDA approved cancer drug. SN-38 cannot be given directly to patients because of its toxicity and poor solubility. By conjugating SN-38 to labetuzumab, our anti-carcinoembryonic antigen antibody, the potent drug can be delivered selectively to tumors, thereby increasing the amount reaching the tumors and minimizing damage to normal tissues and organs. This ADC is in a dose-escalation Phase I study in heavily-pretreated patients with metastatic colorectal cancer. Initial encouraging results have been observed in this dose-escalation trial, which is continuing. A new study with more frequent dosing of this ADC is expected to enroll patients in the second half of fiscal 2013.

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

A Phase I dose escalation trial examining the safety and tolerability in patients with colorectal, gastric, hepatocellular, prostate, lung, breast, pancreatic or ovarian cancer is currently enrolling patients.

TF2

TF2 is an isotope-based pretargeting radioimmunotherapeutic agent for the treatment of solid cancers expressing the carcinoembryonic antigen. This agent is currently being investigated by our collaborators at Radboud University Nijmegen, The Netherlands, for the therapy of patients with advanced colorectal cancer. Results from this Phase I trial were presented at the 2012 SNM annual meeting. A French study group is also evaluating TF2 in patients with small-cell-lung cancer.

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

Revenue Recognition

We have accounted for revenue arrangements that include multiple deliverables as a separate unit of accounting if: a) the delivered item has value to the customer on a standalone basis, b) there is objective and reliable evidence of the fair value of the undelivered items, and c) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor, in accordance with the accounting standard for multiple-element arrangements. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition. We allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting within an arrangement containing multiple deliverables. Relative selling prices are determined using vendor specific objective evidence, if it exists; otherwise third-party evidence, or our best estimate of selling price is used for each deliverable.

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

Stock-Based Compensation

We have a stock incentive plan, the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization and to align the employee’s interest with our stockholders. This plan is described more fully in Note 6 to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2012 and Note 3 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the six-month periods ended December 31, 2012 and 2011:

	Six-Month Periods Ended December 31,
	2012	2011
Expected dividend yield	0%	0%
Expected life of options (years)	5.37	5.32
Expected stock price volatility	69%	80%
Risk-free interest rate	0.98%-1.11%	1.45%-2.46%

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

Three-Month Period Ended December 31, 2012 Compared to 2011

Revenues

Revenues for the three-month period ended December 31, 2012 were $0.8 million, as compared to $29.7 million for the same period in 2011, representing a decrease of $28.9 million or 97%. The decrease was due to $28.4 million of license fee revenue earned in the three-month period ended December 31, 2011 under the terms of the Amendment Agreement with UCB. There was no similar license fee revenue earned during the three-month period December 31, 2012. Product sales for the three-month period ended December 31, 2012 were $0.7 million, as compared to $1.1 million for the same period in 2011, representing a decrease of $0.4 million or

36%. This decrease in sales volume of LeukoScan in Europe resulted primarily from regulatory delays that we are working to resolve. Research and development revenues for the three-month periods ended December 31, 2012 and 2011 were $0.1 million and $0.2 million, respectively.

Costs and Expenses

Total costs and expenses for the three-month period ended December 31, 2012 were $8.6 million, as compared to $8.5 million for the same period in 2011, representing an increase of $0.1 million or 1%. Research and development expenses for the three-month period ended December 31, 2012 were $6.7 million as compared to $6.4 million for the same period in 2011, an increase of $0.3 million or 5%. The increase in research and development expenses resulted primarily from an increase of $0.8 million of clinical trial related expenses partially offset by the deferral of manufacturing expenses incurred for inventory production in 2012. Cost of goods sold for the three-month periods ended December 31, 2012 and 2011 was $0.1 million for both periods with gross profit margins at 87%, for both periods. General and administrative costs were $1.7 million for both the three-month periods ended December 31, 2012 and 2011, respectively.

Insurance Proceeds

A cash payment for a business interruption insurance claim of $2.5 million was received during the three-month period ended December 31, 2012 as a result of an equipment failure during the 2011 fiscal year. This equipment failure limited the production of materials necessary for certain research & development product development. There was no such claim for the previous year.

Foreign Currency Transaction Loss

Foreign currency transactions amounted to a loss of $0.1 million for both the three-month periods ended December 31, 2012 and 2011, primarily as a result of currency fluctuations between the U.S. Dollar and the Euro.

Income Tax Expense

Income tax expense was $20 thousand for the three-month period ended December 31, 2012 as a result of the profitability of a foreign subsidiary, as compared to an income tax expense of $0.4 million for the three-month period ended December 31, 2011, which was a result of the profitability of the domestic operations and foreign subsidiaries in 2011.

Consolidated Net (Loss) Income

Net loss for the three-month period ended December 31, 2012 was $5.4 million, or $0.07 per basic share, as compared to net income of $20.7 million, or $0.27 per basic share, for the same period in 2011 representing a decrease of $26.1 million. The decrease in net income reported in fiscal 2013 as compared to fiscal 2012 resulted primarily from the decrease of $28.4 million of license fee revenues recorded from the Amendment Agreement entered into with UCB during the second quarter of fiscal 2012, partially offset by $2.5 million of insurance proceeds received in fiscal 2013.

Six -Month Period Ended December 31, 2012 Compared to 2011

Revenues

Revenues for the six-month period ended December 31, 2012 were $1.9 million as compared to $30.8 million for the same period in 2011, representing a decrease of $28.9 million,

or 94%. The decrease was primarily due to $28.4 million of license fee revenue earned in the previous year under the terms of the Amendment Agreement with UCB. Product sales for the six-month periods ended December 31, 2012 and 2011 were $1.5 million and $1.9 million, respectively, representing a decrease of $0.4 million or 21% as sales volume of LeukoScan in Europe have declined from the prior year primarily as a result of regulatory delays that we are working to resolve . Research and development revenues for the six-month period ended December 31, 2012 were $0.4 million as compared to $0.5 million for the previous year, a decrease of $0.1 million or 20% due to the timing of program spending and the number of grant programs in place during each period.

Costs and Expenses

Total costs and expenses for the six-month period ended December 31, 2012 were $17.3 million, as compared to $14.8 million for the same period in 2011, representing an increase of $2.5 million or 17%. Research and development expenses for the six-month period ended December 31, 2012 were $13.7 million as compared to $11.2 million for the same period in 2011, an increase of $2.5 million or 22%. The increase in research and development expenses resulted primarily from $1.6 million of lower expense reimbursements than received in the prior year, and $0.9 million of increased clinical trial activities. Cost of goods sold for each of the six-month periods ended December 31, 2012 and 2011 was $0.2 million. Gross profit margins were 87% and 88%, respectively, for the first six months of fiscal 2013 and fiscal 2012. General and administrative costs were $3.0 million for the six-month period ended December 31, 2012, and $2.9 million for the same period in 2011, an increase of $0.1 million or 3%.

Reimbursement of research and development expenses for the six-month period ended December 31, 2012 totaled $0.1 million as compared to $1.7 million for the six-month period ended December 31, 2011, as we have not been requested to manufacture materials for research and development purposes. We do not expect to receive any significant expense reimbursements subsequent to December 31, 2012.

Insurance Proceeds

Insurance proceeds totaling $2.6 million were received during the six-month period ended December 31, 2012 as a result of insurance claims for an equipment failure during the 2011 fiscal year. A cash payment for a business interruption insurance claim of $2.5 million was received in October 2012, which had resulted from the equipment failure that had limited the production of materials necessary for certain research and development product development. There was no such claim for the previous year. In addition, proceeds of $0.1 million were also received in September 2012 for a property claim regarding the same equipment failure.

Foreign Currency Transaction Loss

Foreign currency transactions amounted to a loss of $37 thousand for the six-month period ended December 31, 2012 as compared to a loss of $84 thousand in the same period in 2011 due to currency fluctuations between the U.S. Dollar and the Euro.

Income Tax Expense

Income tax expense was $39 thousand for the six-month period ended December 31, 2012 as compared to an income tax expense of $0.4 million for the same period in 2011. The decrease was primarily the result of a net loss related to the domestic operations for the six-month period ended December 31, 2012 as compared to net income related to domestic operations for the same period in 2011.

Consolidated Net (Loss) Income

Net (loss) for the six-month period ended December 31, 2012 was $12.8 million or $0.17 per basic share, as compared to a net income of $15.6 million, or $0.21 per basic share, for the same period in 2011, representing a decrease of $28.3 million. The decrease in net income in 2012 as compared to the same period in 2011 resulted primarily from the $28.4 million of license fee revenue recorded from the UCB Amendment Agreement during the second quarter of fiscal 2012 and higher research and development expenses, primarily driven by lower cost reimbursements as compared to 2011, offset in part by $2.6 million of insurance proceeds in fiscal 2013.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operations. Net cash used in operating activities for the six-month period ended December 31, 2012 increased to $11.3 million compared to $10.2 million net cash used in operating activities for the six months ended December 31, 2011 due principally to the higher level of cash realization from decreases in current assets in the previous year.

Cash flows from investing. Net cash used in investing activities for the six-months ended December 31, 2012 was $56 thousand compared to $0.3 million for the six-months ended December 31, 2011. The decrease in cash used in investing activities for fiscal 2012 is due to $0.1 million in proceeds received from an insurance claim in the current year and a lower level of capital expenditures than in fiscal year 2012.

Cash flows from financing. Net cash used in financing activities for the six-month period ended December 31, 2012 was $0.2 million compared to $34 thousand net cash used in financing activities for the six-month period ended December 31, 2011 due principally to higher cash used for stock plan activity.

Working Capital and Cash Requirements

At December 31, 2012, we had working capital of $18.5 million, which was approximately $11.4 million lower than the working capital of $29.9 million at June 30, 2012. Our cash and cash equivalents amounted to $21.4 million at December 31, 2012, representing a decrease of $11.4 million from $32.8 million at June 30, 2012. These decreases were primarily a result of our use of $11.3 million of cash in operations.

As of December 31, 2012, we have $21.4 million of cash and cash equivalents. Based on our expected cash utilization rate we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months after taking into consideration a potential reduction or delay in certain planned discretionary spending.

Cash requirements in fiscal year 2013 are expected to be in the $22.0–$24.0 million range prior to any potential reduction in planned discretionary spending, which is comparable to fiscal year 2012. Increased spending for research and development expenses in fiscal year 2013 resulting from lower reimbursement from Takeda-Nycomed and increased clinical trial activities (including further clinical development of clivatuzumab in patients with pancreatic cancer), as well as a number of new clinical studies that are supported by us and our corporate partners, are offset by the receipt of insurance proceeds, additional license fee proceeds received in January 2013 and lower legal and professional fees expected for the 2013 fiscal year.

Our Phase Ib clinical trial of clivatuzumab in patients with pancreatic cancer is expected to be completed by the end of the 2013 fiscal year. Upon completion of this Phase Ib trial we will evaluate the data and plan to use the results to design a Phase III registration trial. We will need to secure additional funding to advance clivatuzumab into this Phase III trial. We plan to continue reviewing sources of financing including, potential payments from partners, licensing arrangements, grants or other financing sources.

We expect research and development activities to continue to expand over time, and we do not believe we will have adequate cash to continue to conduct development of product candidates in our pipeline according to our long-term corporate strategy. As a result, we will continue to require additional financial resources in order to conduct our research and development programs, clinical trials of product candidates and regulatory filings. Our ability to raise capital through public and private debt or equity financings may be negatively impacted by the current weak economy. There can be no assurances that financing will be available when we need it on terms acceptable to us, if at all. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected. Furthermore, the terms of any such debt or equity financing may include covenants which may limit our future ability to manage the business. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

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

Former Investment Advisor/Broker

On April 15, 2009, we initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against our former investment advisor/broker, Banc of America Investment Services, Inc. and Banc of America Securities, LLC. In the arbitration, we claim that the respondents violated the New Jersey Uniform Securities Law, the North Carolina Securities Act, and certain FINRA rules by, among other things, making false representations and/or material omissions concerning ARS, inappropriately advising investment in ARS, and failing to supervise their employees. We continue to seek relief pursuant to the New Jersey Uniform Securities Law and the North Carolina Securities Act for the difference between the par value of its ARS and the amount it received when we sold the ARS on the secondary market ($2.9 million). Also, we continue to seek consequential damages, punitive damages, and other relief. The FINRA arbitration hearing in this matter began in September 2010 and is scheduled to resume early in 2013, with oral arguments scheduled in February 2013, and final panel decision scheduled in March 2013.

F. Hoffmann-La Roche

On December 22, 2003, the Dutch Supreme Court, in a case brought by us, held that Immunomedics’ Dutch part of its European patent for highly specific monoclonal antibodies against the cancer marker, carcinoembryonic antigen was valid. In August, 2012, infringement by F. Hoffmann-La Roche of our patent was confirmed by the Dutch Court of Appeal. In January 2013, we agreed with F. Hoffmann-La Roche on a settlement payment to be made to us. There is no future liability to us as a result of this decision and settlement.

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

We have incurred significant operating losses since our formation in 1982. As of December 31, 2012, we had an accumulated deficit of approximately $230 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our existing licensing agreements with UCB and Takeda-Nycomed. The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our business operations or related cash flows. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging product. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic product and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. We expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

Our most advanced therapeutic product candidates are still only in the clinical development stage, and will require us to raise capital in the future in order to fund further expensive and time-consuming studies before they can even be submitted for final regulatory approval.

Our most advanced therapeutic product candidates are still in the clinical development stage and will not be available for commercial sale any time soon, if ever. In order to complete the clinical development process for each of our product candidates, it will be necessary to invest significant financial resources, and devote a great deal of time and effort, just to reach the point where an application for final FDA or foreign regulatory approval can be submitted. In addition, we will need to raise additional capital to finance the costly process of obtaining approval for any of our current products should we get to that stage of product development. Given the current economic conditions, however, financing may not be available to us when we need it or on terms acceptable to us.

Clinical trials involve the administration of a product candidate to patients who are already extremely ill, making patient enrollment often difficult and expensive. Moreover, even in ideal circumstances where the patients can be enrolled and then followed for the several months or more required to complete the study, the trials can be suspended, terminated or otherwise fail for any number of reasons, including:

•	later-stage clinical trials may raise safety or efficacy concerns not readily apparent in earlier trials;

•	unforeseen difficulties in manufacturing the product candidate in compliance with all regulatory requirements and in the quantities needed to complete the trial because it may be cost-prohibitive;

•	while underway, the continuation of clinical trials may be delayed, suspended or terminated due to modifications to the clinical trial’s protocols based on interim results obtained;

•	our collaboration partner(s) may suspend or cease trials in their sole discretion;

•	during the long trial process alternative therapies may become available which make further development of the product candidate impracticable; and

•	if we are unable to obtain the additional capital we need to fund all of the clinical trials we foresee, we may be forced to cancel or otherwise curtail some important trials.

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

Based on our expected cash utilization rate, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months, after taking into consideration a potential reduction or delay in certain planned discretionary spending. During fiscal 2013, we expect that cash expenditures will be comparable to fiscal year 2012. Increased spending for research and development expenses in fiscal year 2013 resulting from lower reimbursement from Takeda-Nycomed and increased clinical trial activities (including further clinical development of clivatuzumab in patients with pancreatic cancer), as well as a number of new clinical studies that are supported by us and our corporate partners, are offset by the receipt of insurance proceeds, additional license fee proceeds received in January 2013 and lower legal and professional fees expected for the 2013 fiscal year. Our Phase Ib clinical trial of clivatuzumab in patients with pancreatic cancer is expected to be completed by the end of the 2013 fiscal year. Upon completion of this Phase Ib trial, we will evaluate the data and plan to use the results to design a Phase III registration trial. We plan to continue reviewing sources of financing including, potential payments from partners, licensing arrangements or other financing sources.

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

Our ability to raise future capital on acceptable terms will depend not only upon our operating performance, but also on conditions in the public and private debt and equity markets, as well as the overall performance of other companies in the biopharmaceutical and biotechnology sectors. Because of the current economic conditions and risk-adverse conditions in the public and private debt and equity markets, financing may not be available to us when we need it on terms we find acceptable, if at all. Furthermore, the terms of any such debt or equity financing may include covenants which limit our future ability to manage the business, contain preferences, privileges and rights superior to those enjoyed by holders of our common stock or cause substantial dilution to our existing stockholders.

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

We are dependent upon Takeda-Nycomed for the final development and commercialization of subcutaneous veltuzumab for the treatment of all non-cancer indications worldwide and upon UCB for the final development and commercialization of epratuzumab for the treatment of non-cancer indications worldwide, and they may not be successful.

We have licensed the exclusive worldwide rights to two of our most advanced therapeutic compounds, veltuzumab (to Takeda-Nycomed) and epratuzumab (to UCB). As a result, Takeda-Nycomed and UCB are solely responsible, and we are depending upon them, for completing the clinical development of these compounds, obtaining all necessary regulatory approvals, and then commercializing and manufacturing the compounds for sale. If they do not fully perform their responsibilities under our agreements, or if the clinical trials to be conducted are not initiated, are unsuccessful or are terminated by them for any other reason, our ability to commercialize these product candidates in the future, as well as other product candidates we have in development which are closely related to them, would be severely jeopardized. In such event, it is likely we would never receive any additional milestone payments or royalties that we are eligible to receive under our agreements with Takeda-Nycomed and UCB, and our ability to fund the development and testing of our other product candidates would be adversely affected.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman, Chief Scientific Officer and Chief Medical Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we use to conduct certain research activities. For the six months ended December 31, 2012, we have incurred $25 thousand of research expenses for activities conducted by CMMI on our behalf. Further, Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have research collaborations with CMMI. Dr. Goldenberg is also a minority stockholder, director and officer of our majority-owned subsidiary, IBC Pharmaceuticals, Inc. Dr. Goldenberg is the primary inventor of new intellectual property for Immunomedics and IBC and is largely responsible for allocating ownership between the two companies.

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

At February 6, 2013, we had 75,700,036 shares of common stock outstanding, 6,745,416 additional shares reserved for the exercise of outstanding options and restricted stock units, 4,105,975 shares available for future grant under our stock option plan and 1,000,000 shares of common stock reserved for issuance upon the exercise of outstanding warrants.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As December 31, 2012, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 11% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

IMMUNOMEDICS, INC.

February 7, 2013	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan President and Chief Executive Officer (Principal Executive Officer)

February 7, 2013	By:	/s/ Gerard G. Gorman
Gerard G. Gorman Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation, dated December 5, 2012 (Incorporated by reference to the current report on Form 8-K, dated December 5, 2012, and filed on December 6, 2012).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.**

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase. **

101.LAB	XBRL Taxonomy Extension Label Linkbase. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. **

*	Filed herewith.
**	Pursuant to Rule 406Tof Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.