Form 10-Q
period 2013-03-31
IMMUNOMEDICS INC
filed 2013-05-08
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of the registrant’s common stock outstanding as of May 7, 2013 was 82,720,783.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2013	June 30, 2012

ASSETS

Current Assets:
Cash and cash equivalents	$47,797,686	$32,838,096
Accounts receivable, net of allowance for doubtful accounts of $47,040 at March 31, 2013 and $54,809 at June 30, 2012	517,385	659,958
Inventory	1,147,957	415,876
Other receivables	1,124,217	389,002
Prepaid expenses	798,959	582,601
Other current assets	183,612	593,900

Total current assets	51,569,816	35,479,433

Property and equipment, net of accumulated depreciation of $26,472,659 and $25,707,446 at March 31, 2013 and June 30, 2012, respectively	2,175,462	2,527,500
Value of life insurance policies	611,138	598,288
Other long-term assets	30,000	30,000

Total Assets	$54,386,416	$38,635,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$6,920,746	$5,594,800
Deferred revenues	2,557,025	—

Total current liabilities	9,477,771	5,594,800
Other liabilities	1,375,849	1,301,212
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2013 and June 30, 2012	—	—
Common stock, $0.01 par value; authorized 135,000,000 shares; issued 82,755,508 shares and outstanding 82,720,783 shares at March 31, 2013; and issued 75,597,066 shares and 75,562,341 shares outstanding at June 30, 2012	827,554	755,970
Capital contributed in excess of par	265,002,764	248,737,450
Treasury stock, at cost, 34,725 shares at March 31, 2013 and at June 30, 2012	(458,370)	(458,370)
Accumulated deficit	(221,597,731)	(217,088,442)
Accumulated other comprehensive income	115,880	80,161

Total Immunomedics, Inc. stockholders’ equity	43,890,097	32,026,769
Noncontrolling interest in subsidiary	(357,301)	(287,560)

Total stockholders’ equity	43,532,796	31,739,209

Total Liabilities and Stockholders’ Equity	$54,386,416	$38,635,221

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Revenues:
License fee and other revenues	$126,667	$—	$126,667	$28,418,000
Product sales	751,617	768,362	2,218,797	2,692,655
Research and development	858,182	202,341	1,254,571	660,132

Total revenues	1,736,466	970,703	3,600,035	31,770,787

Costs and Expenses:
Costs of goods sold	93,703	90,598	281,953	320,652
Research and development	8,457,439	6,892,141	22,143,424	18,119,991
Sales and marketing	221,718	194,352	613,420	645,916
General and administrative	1,500,963	1,399,655	4,486,968	4,257,627

Total costs and expenses	10,273,823	8,576,746	27,525,765	23,344,186

Operating (loss) income	(8,537,357)	(7,606,043)	(23,925,730)	8,426,601
Arbitration settlement, net	16,739,282	—	16,739,282	—
Insurance proceeds received	—	—	2,637,879	—
Interest and other income (expense), net	1,591	(11,384)	4,906	17,056
Foreign currency transaction gain	13,560	102,727	(23,175)	18,406

Income (loss) before income tax benefit (expense)	8,217,076	(7,514,700)	(4,566,838)	8,462,063
Income tax benefit (expense)	19,879	216,714	(19,496)	(220,000)

Consolidated net income (loss)	8,236,955	(7,297,986)	(4,586,334)	8,242,063
Net loss attributable to noncontrolling interest	(27,783)	(31,705)	(77,045)	(84,416)

Net income (loss) attributable to Immunomedics, Inc.	$8,264,738	$(7,266,281)	$(4,509,289)	$8,326,479

Income (loss) per common share attributable to Immunomedics, Inc. stockholders:
Basic	$0.11	$(0.10)	$(0.06)	$0.11

Diluted	$0.11	$(0.10)	$(0.06)	$0.11

Weighted average shares used to calculate income (loss) per common share:
Basic	78,195,891	75,490,716	76,479,971	75,461,341

Diluted	78,447,065	75,490,716	76,479,971	76,135,766

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(66,642)	60,020	35,719	(198,296)

Other comprehensive (loss) income	(66,642)	60,020	35,719	(198,296)

Net comprehensive income (loss)	8,170,313	(7,237,966)	(4,550,615)	8,043,767
Net loss attributable to noncontrolling interest	(27,783)	(31,705)	(77,045)	(84,416)

Net comprehensive income (loss) attributable to Immunomedics, Inc.	$8,198,096	$(7,206,261)	$(4,473,570)	$8,128,183

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Consolidated net income (loss)	$(4,586,334)	$8,242,063
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	765,213	1,103,648
Gain on insurance claim for equipment failure	(137,879)	—
(Decrease) increase in allowance for doubtful accounts	(7,769)	8,170
Non-cash expense related to stock compensation	1,736,653	1,571,238
Non-cash increase in value of life insurance policy	(12,850)	(28,500)
Amortization of deferred revenue	(176,667)	—
Amortization of deferred rent	74,637	141,841
Changes in other operating assets and liabilities	2,936,614	(30,717)

Net cash provided by operating activities	591,618	11,007,743

Cash flows from investing activities:
Purchases of property and equipment	(413,175)	(378,048)
Proceeds from insurance claim for equipment failure	137,879	—

Net cash used in investing activities	(275,296)	(378,048)

Cash flows from financing activities:
Issuance of common stock, net of fees	14,789,375	—
Issuance of common stock purchase warrant	—	1,582,000
Payments for stock plan activity	(203,674)	(75,666)
Share purchases of majority-owned subsidiary	(39,255)	—
Exercise of stock options, net	61,103	15,292

Net cash provided by financing activities	14,607,549	1,521,626
Effect of changes in exchange rates on cash and cash equivalents	35,719	(198,296)

Net increase in cash and cash equivalents	14,959,590	11,953,025
Cash and cash equivalents, beginning of period	32,838,096	27,097,610

Cash and cash equivalents, end of period	$47,797,686	$39,050,635

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

1.	Business Overview and Basis of Presentation

Immunomedics is a New Jersey-based biopharmaceutical company primarily focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. The Company has developed a number of advanced proprietary technologies that allows it to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins, in each case to create highly targeted agents. Using these technologies, the Company has built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. The Company also manufactures and commercializes its LeukoScan® product in territories where regulatory approvals have previously been granted. The Company has two foreign subsidiaries, Immunomedics B.V. in The Netherlands and Immunomedics GmbH in Darmstadt, Germany, to assist the Company in managing sales efforts and coordinating clinical trials in Europe. In addition, included in the accompanying condensed financial statements is the majority-owned subsidiary, IBC Pharmaceuticals, Inc. (“IBC”), which has been working since 1999 on the development of novel cancer radiotherapeutics using patented pre-targeting technologies with proprietary, bispecific antibodies.

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our majority-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. The Company has reclassified prior year amounts to conform to the current year presentation. Operating results for the three and nine-month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2013, or any other period.

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

As of March 31, 2013, the Company has $47.8 million of cash and cash equivalents, which, the Company believes is sufficient for the Company to continue its operations and research and development programs for at least the next twelve months.

Excluding the cash proceeds outlined below, cash requirements in fiscal year 2013 are expected to be in the $22.0 - $24.0 million range, which is comparable to fiscal year 2012. Payments received from a new collaboration agreement in 2013 offset increased spending for research and development expenses which resulted from lower reimbursement from Takeda-Nycomed and increased clinical trial activities (including further clinical development of clivatuzumab in patients with pancreatic cancer), as well as a number of new clinical studies that are supported by the Company. Significant cash proceeds received during fiscal year 2013 stem from;

•	the FINRA arbitration settlement,

•	the issuance and sale of common stock in February 2013, and

•	the receipt of insurance proceeds.

The Company’s Phase Ib clinical trial of clivatuzumab in patients with pancreatic cancer has completed patient enrollment with results expected to be available by the end of the 2013 fiscal year. Based on these results, the Company will then make the decision on the product’s future development plans. The Company plans to continue pursuing sources of financing including, potential payments from partners, (including any cash payment that the Company might receive in connection with a sublicense involving a third party and UCB, which is not within the Company’s control), licensing arrangements or other financing sources.

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

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of debt and equity securities and revenues from licensing agreements, which could provide up-front and milestone payments, as well as funding of development costs and other licensing possibilities. The Company’s ability to raise capital through public and private debt or equity financings may be negatively impacted by the current weak economy. There can be no assurances that financings will be available when needed on terms acceptable to it, if at all. If the Company were unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. Furthermore, the terms of any such debt or equity financing may include covenants which may limit the Company’s future ability to manage the business. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

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

Payments received under contracts to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Payments received in advance that are related to future performance are deferred and recognized as revenue when the research projects are performed or the product is delivered. Upfront nonrefundable fees associated with license and development agreements where the Company has continuing obligations in the agreement are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis.

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

Financial assets recorded on the condensed consolidated balance sheets as of March 31, 2013 and June 30, 2012 are categorized based on the inputs to the valuation techniques as follows (in thousands):

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

	($ in thousands)
March 31, 2013	Level 1	Level 2	Level 3	Total
Money Market Funds	$41,321	$0	$0	$41,321

Total	$41,321	$0	$0	$41,321

June 30, 2012	Level 1	Level 2	Level 3	Total
Money Market Funds	$29,316	$0	$0	$29,316

Total	$29,316	$0	$0	$29,316

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

Inventory consisted of the following (in thousands):

	March 31, 2013	June 30, 2012
Work in process	$956	$0
Finished goods	192	416

	$1,148	$416

Income Taxes

The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. We have recorded a full valuation allowance against our net deferred tax assets as of March 31, 2013.

For the three-month period ended March 31, 2013, the Company recorded a net income tax benefit of $20 thousand as a result of an adjustment to the final 2012 fiscal year federal income tax return, partially offset by income tax expense on profitable foreign subsidiaries. For the three-month period ended March 31, 2012 the Company recorded a net income tax benefit of $0.2 million based on its projected annual effective tax rate and the net loss recorded during the period, partially offset by income tax expense on profitable foreign subsidiaries.

For the nine-month period ended March 31, 2013 the Company recorded a net income tax expense of $19 thousand, as a provision for foreign tax expense of $58 thousand which was partially offset by an adjustment to the final 2012 fiscal year federal income tax return. For the nine-month period ended March 31, 2012 the Company provided for $0.2 million of domestic and foreign income taxes. The Company’s effective tax rate for the three-month period ended March 31, 2013 and nine-month period ended March 31, 2012 were significantly lower than the statutory rate due to its utilization of its net operating loss carryforwards, which offset the Company’s domestic taxable income. In 2012, the tax provision includes federal alternative minimum taxes that are not offset by operating loss carryforwards. In the 2013 period, no such provision was made since the Company expects a net loss for the 2013 fiscal year.

The income tax expense for foreign jurisdictions for the three and nine-month periods ended March 31, 2013 includes $18 thousand and $58 thousand, respectively, for activities resulting from taxable foreign entities, as compared to $20 thousand and $39 thousand for the three and nine-month periods ended March 31, 2012, respectively. Income taxes were provided for profitable foreign jurisdictions at the estimated annual tax rate during the three and nine-month periods ended March 31, 2013 and March 31, 2012.

The Company does not have an accrual for uncertain tax positions as of March 31, 2013.

Net Income (Loss) Per Share Allocable to Common Stockholders

Basic net income (loss) per share is based upon the number of weighted average number of shares of common stock and vested shares outstanding. For the three-month period ended March 31, 2013, and the nine-month period ended March 31, 2012 diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. For the nine-month period ended March 31, 2013 and the three-month period ended March 31, 2012, the diluted net loss per common share is calculated based on the weighted average number of shares outstanding excluding the exercise or conversion of all potential common shares because their effect would have been anti-dilutive, due to the net loss recorded. Potential shares of common stock that result from the assumed exercise of outstanding stock options and warrant shares, with exercise prices less than the average market price of the Company’s common stock during the three-month period ended March 31, 2013 and the nine-month period ended March 31, 2012, are calculated under the treasury stock method. All other outstanding stock options and warrant shares were excluded from the calculation as the effect was anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of consolidated net income (loss) and foreign exchange translation adjustments and is presented in the condensed consolidated statements of comprehensive income (loss).

Insurance Proceeds

Insurance proceeds totaling $2.6 million were received during the nine-month period ended March 31, 2013 as a result of insurance claims for an equipment failure during the 2011 fiscal year. A cash payment for a business interruption insurance claim of $2.5 million was received, which had resulted from the equipment failure that had limited the production of materials necessary for certain research & product development. There was no such claim for the previous year. In addition, proceeds of $0.1 million were also recorded for a property claim regarding the same equipment failure. The proceeds received from these claims are classified as a separate other income component in the condensed consolidated statement of comprehensive income (loss) for the nine-month period ended March 31, 2013.

Accounting Pronouncements

In February 2013, the FASB issued Accounting Standard Update (“ASU”) 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”).” ASU requires entities to disclose additional information about reclassification adjustments, including changes in AOCI balances by component and significant items reclassified out of AOCI. The Company adopted the announcement which did not have a significant impact on its financial statements.

3.	Stockholders Equity

In February 2013, the Company sold 7,000,000 shares of its common stock, composed of 6,086,956 shares of common stock initially offered and an additional 913,044 shares of common stock sold pursuant to the full exercise of the underwriters’ over-allotment option. The public offering price of $2.30 per share of common stock resulted in net proceeds to the Company of approximately $14.8 million. The shares of common stock were sold pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission.

4.	Stock Incentive Plan

A summary of the 2006 Stock Incentive Plan (the “Plan”), is provided in Note 6 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. The Company believes that awards under the Plan better align the interests of its employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, are vested immediately and have seven year contractual terms. At March 31, 2013, there were 10,818,266 shares of common stock reserved for possible future issuance under the Plan, both currently outstanding (6,710,387 shares) and which were available to be issued for future grant (4,107,879 shares).

The fair value of each option granted during the nine-month periods ended March 31, 2013 and 2012 is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the following table:

	Nine-month periods ended March 31,
	2013	2012
Expected dividend yield	0%	0%
Expected option term (years)	5.37	5.32
Expected stock price volatility	69%	80%
Risk-free interest rate	0.98% - 1.25%	1.35% - 2.46%

The weighted average fair value at the date of grant for options granted during the nine-month periods ended March 31, 2013 and 2012 were $1.95 and $2.29 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding and the expected stock price volatility is based on the Company’s daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the nine-month period ended March 31, 2013 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2012	5,799,100	$3.72
Granted	541,900	$3.31
Exercised	(24,126)	$2.53
Cancelled or forfeited	(128,187)	$4.52

Outstanding, March 31, 2013	6,188,687	$3.67	3.03	$360,266

Exercisable, March 31, 2013	5,065,815	$3.72	2.47	$360,126

A summary of the Company’s non-vested restricted stock units at July 1, 2012, and changes during the nine-month period ended March 31, 2013 is presented below:

Outstanding Non-Vested Restricted Stock Units	Number of Awards
Non-vested at July 1, 2012	439,375
Granted	280,450
Vested	(198,125)

Non-vested at March 31, 2013	521,700

The Company has 1,644,572 non-vested options and restricted stock units outstanding as of March 31, 2013. As of March 31, 2013, there was $3.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.5 years. The Company recorded $0.5 million and $1.7 million for total stock-based compensation expense for employees, executive officers and non-employee Board members for the three and nine-month periods ended March 31, 2013, respectively, as compared to $0.5 million and $1.6 million for the three and nine-month periods ended March 31, 2012, respectively.

For the 2012 fiscal year as part of the Plan, each non-employee Board member who continued to serve as a non-employee Board member was automatically granted restricted stock units up to 5,000 shares of common stock. Beginning in the 2013 fiscal year, each non-employee Board member who continues to serve shall receive on the date of the annual stockholders meeting an annual grant of non-qualified stock options and restricted stock units, each equal in value to $45 thousand. The Company recorded $54 thousand and $100 thousand for stock-based compensation expense for these non-employee Board members restricted stock units for the three and nine-month periods ended March 31, 2013, respectively, as compared to $15 thousand and $54 thousand for the three and nine-month periods ended March 31, 2012, respectively.

At a Compensation Committee meeting held on August 27, 2012, the Company awarded an additional 205,700 restricted stock units to certain executive officers of the Company at the market price on that date ($3.46 per share). These restricted stock units will vest over a four year period. As of March 31, 2013 there was $2.5 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these executive officers. That cost is being recognized over a weighted-average period of 2.7 years. The Company recorded $0.1 million and $0.4 million for restricted stock units stock-based compensation expense for these executive officers for the three and nine-month periods ended March 31, 2013, respectively, as compared to $0.1 million and $0.3 million for the three and nine-month periods ended March 31, 2012.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Consolidated net income (loss) attributable to Immunomedics, Inc.	$8,265	$(7,266)	$(4,509)	$8,326

Basic earnings (loss) per share:
Weighted average basic common shares outstanding	78,196	75,491	76,480	75,461

Basic earnings (loss) per share	$0.11	$(0.10)	$(0.06)	$0.11

Diluted earnings (loss) per share:
Weighted average basic common shares outstanding	78,196	75,491	76,480	75,461
Dilutive effect of stock options outstanding	237	—	—	598
Dilutive effect of restricted stock	14	—	—	77

Weighted average diluted common shares outstanding	78,447	75,491	76,480	76,136

Diluted earnings (loss) per share	$0.11	$(0.10)	$(0.06)	$0.11

Stock options and warrant shares are excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	7,459	6,840	7,182	6,259

6.	Geographic Segments

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics for the three and nine-months ended March 31, 2013 and 2012 ($ in thousands):

	Three-Months Ended March 31, 2013
	United States	Europe	Total
Total assets	$52,478	$1,908	$54,386
Property and equipment, net	2,175	0	2,175
Revenues	996	740	1,736
Income before taxes	8,172	45	8,217

	Three-Months Ended March 31, 2012
	United States	Europe	Total
Total assets	$42,930	$2,631	$45,561
Property and equipment, net	2,731	0	2,731
Revenues	203	768	971
(Loss) income before taxes	(7,559)	44	(7,515)

	Nine-Months Ended March 31, 2013
	United States	Europe	Total
Revenues	$1,403	$2,197	$3,600
(Loss) income before taxes	(4,709)	142	(4,567)

	Nine-Months Ended March 31, 2012
	United States	Europe	Total
Revenues	$29,094	$2,677	$31,771
Income before taxes	8,228	234	8,462

7.	Related Party Transactions

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

The Company reimbursed CMMI for expenses incurred on behalf of Immunomedics pursuant to research contracts. For fiscal 2012, the Company also reimbursed one-half of the clean-up costs for the disposal of materials related to the Company’s contract research at the CMMI facility. The facility was closed in calendar year 2011. There were no expenses related to research contracts for the three-month period ended March 31, 2013 and approximately $25 thousand for the nine-month period then ended, as compared to $0.1 million and $0.2 million for the three and nine-month periods ended March 31, 2012, respectively. The Company leases approximately 1,000 square feet, at a cost of $30 thousand per year, of the Immunomedics Morris Plains, NJ facility to CMMI. The Company incurred legal expenses on behalf of CMMI for patent related matters for the three and nine-month period ended March 31, 2013 of $21 thousand and $44 thousand, respectively, as compared to $15 thousand and $37 thousand for the three and nine-month periods ended March 31, 2012, respectively. The Company has first rights to license those patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

For each of the three and nine-month periods ended March 31, 2013 Dr. Goldenberg received $20 thousand and $59 thousand, respectively in compensation for his services to IBC, as compared to $14 thousand and $41 thousand, respectively, for the previous year.

8.	License and Collaboration Agreements

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

Takeda-Nycomed has subsequently requested additional services beyond what the Company was obligated to perform and the reimbursement of these services are recognized as a reduction of research and development expenses. The Company billed Takeda-Nycomed $24 thousand and $0.1 million for the three and nine-month periods ended March 31, 2013, respectively, as compared to $0.2 million and $1.9 million for the three and nine-month periods ended March 31, 2012, respectively. The Company does not expect to receive any significant expense reimbursements subsequent to March 31, 2013.

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

On December 27, 2011, the Company entered into the Amendment Agreement with UCB referred to herein as the Amendment Agreement. The Amendment Agreement provided UCB the flexibility to sublicense epratuzumab, subject to obtaining our prior consent, to a third party for the United States and certain other territories. As of March 31, 2013, UCB has not executed a sublicense agreement with a third-party. The Company also issued to UCB on December 27, 2011 a 5-year warrant to purchase one million shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $8.00 per share. In exchange for the right to sublicense its rights in epratuzumab to a third party and the warrant issuance, the Company received a non-refundable fee of $30.0 million in January 2012. As all deliverables were satisfied on December 27, 2011, the Company recorded $28.4 million of license fee revenue, which was determined by the Company to represent an appropriate selling price for such rights granted to UCB, in the nine-month period ended March 31, 2012 and recorded the fair value of the warrant within capital contributed in excess of par in the amount of $1.6 million. Further, under the terms of the Amendment Agreement, UCB returned its buy-in right with respect to epratuzumab in the field of oncology, which had been granted under the UCB Agreement.

Collectively, the UCB Agreement and the Amendment Agreement anticipated the Company would receive certain cash payments and equity investments by UCB in Immunomedics Common Stock contingent upon various regulatory achievements related to the successful development of epratuzumab by UCB (“development milestone payments”) and certain cash payments related to the achievement of specified product sales thresholds (“commercialization milestone payments”). The Company is also entitled to product royalties based upon a percentage of aggregate annual net sales under the UCB Agreement and Amendment Agreement during the product royalty term. No development milestone, commercialization milestone or royalty payments were achieved through March 31, 2013. There can be no assurance that the development, commercialization or royalty milestone payments under the UCB Agreement and Amendment Agreement will be met and therefore there can be no assurance that the Company will receive such future payments.

Algeta ASA

In January 2013 the Company entered into a collaboration agreement with Algeta ASA for the development of epratuzumab to be conjugated with Algeta’s proprietary thorium-227 alpha-pharmaceutical payload. Under the terms of this agreement, the Company is required to manufacture and supply clinical-grade antibody to Algeta, which has rights to evaluate the potential of a Targeted Thorium Conjugate (TTC), linking thorium-227 to epratuzumab, for the treatment of cancer. Algeta will fund all preclinical and clinical development costs up to the end of Phase I testing. Upon successful completion of Phase I testing, the parties shall negotiate terms for a license agreement at Algeta’s request. The Company and Algeta have agreed to certain parameters to be included in the collaboration agreement. Under the terms of the collaboration agreement, Immunomedics received an upfront cash payment and is entitled to other payments which will be recognized over the period of time the Company supplies clinical grade antibody to Algeta. Revenue recognized under this arrangement has been included in license fee and other revenues while the related costs have been included in research and development expenses.

9.	Commitments and Contingencies

Employment Contracts

Effective July 1, 2011, the Company entered into the Third Amended and Restated Employment Agreement with Dr. Goldenberg for his service to the Company as the Chief Scientific Officer and Chief Medical Officer (the “Goldenberg Agreement”), which terminates July 1, 2016. This agreement covers aspects of his compensation as well as duties and responsibilities at Immunomedics. Under this agreement Dr. Goldenberg’s annual base salary is at a minimum of $0.5 million, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee (increased 3.5% for the 2013 fiscal year). Dr.

Goldenberg will also be eligible to participate in any Company incentive compensation plan in place for its senior level executives and is eligible to receive an annual discretionary bonus based upon certain performance standards to be determined by the Compensation Committee. Dr. Goldenberg’s annual bonus target is 50% of his annual base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. For a full description of the Goldenberg Agreement see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, and the notes to the audited financial statements contained therein.

Under the Goldenberg Agreement, Dr. Goldenberg is eligible to receive certain additional incentive compensation during the agreement term as described in the notes to the audited financial statements, including being eligible to receive royalty payments from royalties received by the Company. For each fiscal year, the Company shall pay Dr. Goldenberg a sum equal to a percentage of the annual royalties the Company receives on each of the products for which Dr. Goldenberg is an inventor, and all products using, related to or derived from products for which Dr. Goldenberg is an inventor. The percentage of royalties that the Company will pay to Dr. Goldenberg on each patented product will be determined based on the percentage of royalties that the Company must pay to external third parties.

Under the terms of the Goldenberg Agreement, the Company makes a minimum quarterly payment of $37.5 thousand to Dr. Goldenberg during each of the fiscal years during the Goldenberg Agreement, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. In addition to the minimum quarterly payments during the nine-month period ended March 31, 2013, the Company paid Dr. Goldenberg $0.3 million of additional incentive compensation that was accrued from the previous fiscal year in accordance with the terms of the Goldenberg Agreement. For the nine-month period ended March 31, 2012, no additional incentive compensation payments were made to Dr. Goldenberg other than the $37.5 thousand minimum quarterly payments.

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

Legal Matters

In the ordinary course of business, the Company may be subject to legal proceedings and claims. At this time, the Company is not a party to any legal proceedings, claims or assessments that, in managements’ opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations.

Arbitration Settlement

On April 15, 2009, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against its former investment advisor/broker-dealer, Banc of America Investment Services, Inc., and Banc of America Securities, LLC, relating to its prior investment in certain securities. On March 27, 2013, the Company reached a settlement in such matter. Pursuant to the settlement, the Company received a gross settlement amount of $18.0 million, dismissed the proceeding with prejudice, and together with the broker-dealer, released each other from all claims and liabilities arising out of the arbitration. The Company received the net amount of approximately $16.7 million after payment of expenses and legal fees.

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

Overview

Immunomedics is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. We also have a majority ownership in IBC Pharmaceuticals, Inc., which is developing a novel DOCK-AND-LOCK™ (DNL™) method with us for making fusion proteins and multifunctional antibodies, and a new method of delivering imaging and therapeutic agents selectively to disease, especially different solid cancers (colorectal, lung, pancreas, etc.), by proprietary, antibody-based, pretargeting methods. We believe that our portfolio of intellectual property protects our product candidates and technologies.

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

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of March 31, 2013, we employed 15 professionals in our research and development departments and 22 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Epratuzumab

UCB: Two Phase III studies of epratuzumab are underway in patients with systemic lupus erythematosus (SLE). These are multinational, placebo-controlled, randomized, double-blind studies designed to confirm the clinical efficacy and safety of epratuzumab in the treatment of patients with moderate to severe general SLE, in addition to continuing standard of care treatments. Each study lasts a maximum of 54 weeks after first dose and randomizes 780 patients in the study, with approximately 130 planned investigational sites per study. Top-line results from these studies are expected in the first half of calendar year 2014.

In addition, results from an open-label extension study in which patients with moderate-to-severe lupus who had previously enrolled in the ALLEVIATE trials were presented at the 2012 American College of Rheumatology Annual Scientific Meeting. Results from this extension study showed that continued cycles of epratuzumab therapy maintained improvements or further reduced the lupus disease activity of patients over a timeframe of approximately 4 years. Also, there was a reduction in corticosteroid doses, a tolerable safety profile, and no new safety concerns identified. Patients also reported clinically meaningful improvements in health-related quality of life that were sustained over approximately 4 years of treatment.

Epratuzumab remains of interest to the oncology community. In January 2013 we entered into a collaboration agreement with Algeta ASA, or Algeta, for the development of epratuzumab conjugated with Algeta’s proprietary thorium-227 alpha-pharmaceutical payload. Under the terms of this agreement, we manufacture and supply clinical-grade antibody to Algeta, which has rights to evaluate the potential of a conjugated thorium-227 epratuzumab for the treatment of cancer. Algeta will fund all preclinical and clinical development costs up to the end of Phase I testing. Upon successful completion of Phase I testing, the parties shall negotiate terms for a license agreement at Algeta’s request. We have agreed with Algeta to certain parameters to be included in the license agreement.

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

Cancer and Leukemia Group B (CALGB) Study Group: Patient follow-up continues for the fully-enrolled trial with epratuzumab in combination with rituximab in untreated follicular lymphoma patients. Sixty patients were enrolled in this multicenter trial where patients received 8 doses of epratuzumab and rituximab over 9 months. Encouraging results were presented at the ASH 2010 Annual Meeting, which showed an 84% overall response rate with durable complete responses. A manuscript on the final results is being prepared for publication.

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

IntreALL Inter-European Study Group: A large multi-center International trial by the IntreALL Inter-European study group is being planned for epratuzumab in combination with chemotherapy in pediatric patients with relapsed acute lymphoblastic leukemia (ALL). Partially funded by the European Commission, this Phase III study will assess the efficacy of this combination therapy using event-free survival as the surrogate for survival as the primary endpoint.

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

Y-90-Clivatuzumab Tetraxetan (Y-90-hPAM4)

Our current study is a Phase Ib trial of yttrium-90-labeled clivatuzumab tetraxetan administered alone as fractionated, multi-doses, or in combination with gemcitabine in patients with pancreatic cancer who have received at least 2 prior therapies. This trial will enable us to determine the benefit of adding low-dose gemcitabine to the radiolabeled antibody, as well as providing data on potential activity in a population that has few viable therapeutic options. Patient enrollment for this study has been completed. An abstract has been accepted as an oral presentation at the 15th World Congress on Gastrointestinal Cancer organized by the European Society of Medical Oncology in July 2013.

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

During this quarter, Takeda-Nycomed’s management approved the strategic decision to pursue clinical development in systemic lupus erythematosis (SLE) as the lead indication with subcutaneous veltuzumab. A Phase II dose range finding trial is under preparation. Applications seeking scientific advice in the EU and a pre-IND meeting request in the US have been filed. This decision to proceed with the SLE indication as opposed to the rheumatoid arthritis (RA) indication comes after careful analysis of the current RA market. Takeda-Nycomed believes that although subcutaneous veltuzumab should be safe and effective in patients with RA, it is a crowded market, with a CD20-antibody product already approved for use, along with many additional therapies for these patients. Conversely, the SLE market has fewer therapeutic options for patients.

The current trial in immune thrombocytopenic purpura (ITP), conducted by Immunomedics and funded by Takeda-Nycomed, is continuing patient enrollment to evaluate alternative dosing schedules. Results from this study were presented at the 2011 ASH Annual Meeting, and updated in an oral presentation at the 2012 ASH meeting to report an overall objective response rate of 50% among 42 evaluable patients, with 12 patients, or 29%, having a CR. The results of this study are being prepared for publication.

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

Separately, we are also conducting an NCI-funded multicenter trial examining the same combination in relapsed, aggressive NHL, which is anticipated to enroll up to 70 patients. Initial clinical experience with this combination was reported at the 2012 Annual Meeting of SNM. Updated results were presented at the 54th ASH Annual Meeting in December 2012, with an overall objective response rate of 53% among 17 patients who have had treatment response assessments, including one DLBCL patient (6%) with a complete response (CR) continuing 12 months later. The combination is active in all NHL subgroups and across all Y-90 dose levels.

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

Milatuzumab-DOX

The Phase I/II clinical trial of milatuzumab conjugated with doxorubicin, the antibody drug conjugate (ADC), first enrolled patients with relapsed multiple myeloma, taking advantage of the rapid internalization property of milatuzumab when bound to CD74. We have recently broadened the application of this ADC to include NHL and CLL, and patient treatment has begun.

Labetuzumab-SN-38

This is the second agent from our ADC program to enter clinical testing. SN-38 is the active metabolite of irinotecan, a FDA approved chemotherapeutic. SN-38 cannot be given directly to patients because of its toxicity and poor solubility. By conjugating SN-38 to labetuzumab, our anti-carcinoembryonic antigen antibody (anti-CEACAM 5), the potent drug can be delivered selectively to tumors, thereby selectively targeting the tumors and minimizing damage to normal tissues and organs.

This ADC is in a dose-escalation Phase I study in heavily-pretreated patients with metastatic colorectal cancer. Initial results reported at the 2012 Annual Meeting of the American Association for Cancer Research showed labetuzumab-SN-38 to be safe and reasonably well tolerated within a clinically effective dosage range. At the time of reporting, 11 patients with a median of 5 prior therapies have been treated at the 2, 4, 8, and 16 mg/kg dose levels. The average number of doses given was 3.9, with 6 of 11 patients receiving 3 or more doses. Five patients received 2 or more doses of 16 mg/kg, of which 1 has currently received 18 doses and had a partial response for 8 months.

While dose-escalation is continuing with this study, we have opened a new study with the same ADC in the same disease setting, but with a more intensive and a higher dosing schedule.

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

A Phase I dose escalation trial examining the safety and tolerability in patients with colorectal, gastric, hepatocellular, bladder, head and neck, prostate, small-cell and non-small-cell lung, breast, pancreatic, esophageal, renal or ovarian cancer is currently enrolling patients.

TF2

TF2 is an isotope-based pretargeting radioimmunotherapeutic agent for the treatment of solid cancers expressing the carcinoembryonic antigen. This agent is currently in three investigator-sponsored clinical trials in France. The first study is a multicenter Phase I/II trial for pretargeted radioimmunotherapy of patients with CEA-expressing small-cell-lung cancer, while the other two trials are for pretargeted immunoPET imaging of patients with breast or medullary thyroid cancer.

In addition, our collaborators at Radboud University Nijmegen, The Netherlands, have completed a Phase I trial of TF2 in patients with advanced colorectal cancer. Encouraging results from this study were presented at the 2012 Annual Meeting of the Society of Nuclear Medicine.

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

Payments received under contracts to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Payments received in advance that are related to future performance are deferred and recognized as revenue when the research projects are performed or the product is delivered. Upfront nonrefundable fees associated with license and development agreements where we have continuing obligations in the agreement are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis.

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

Stock-Based Compensation

We have a stock incentive plan, the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization and to align the employee’s interest with our stockholders. This plan is described more fully in Note 6 to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2012 and Note 4 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 included elsewhere herein.

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

Three-Month Period Ended March 31, 2013 Compared to 2012

Revenues

Revenues for the three-month period ended March 31, 2013 were $1.7 million as compared to $1.0 million for the same period in 2012, representing an increase of $0.7 million or 70%. The increase was primarily due to research and development revenues that were $0.9 million for the three-month period ended March 31, 2013 as compared to $0.2 million for the corresponding period in the prior year, an increase of $0.7 million or 350%. This increase was due to the increase in the number of grants as well as the timing of activities of the grants. Product sales for the three-month periods ended March 31, 2013 and 2012 were $0.8 million for both periods.

Costs and Expenses

Total costs and expenses for the three-month period ended March 31, 2013 were $10.3 million, as compared to $8.6 million for the same period in 2012, representing an increase of $1.7 million or 20%. Research and development expenses for the three-month period ended March 31, 2013 were $8.5 million as compared to $6.9 million for the same period in 2012, an increase of $1.6 million or 23%. The increase in research and development expenses resulted primarily from an increase of $1.2 million of clinical trial related expenses. Cost of goods sold was $0.1 million for both three-month periods ended March 31, 2013 and 2012, with gross profit margins for product sales of approximately 88% for both periods.

Sales and marketing expenses for both the three-month periods ended March 31, 2013 and 2012 were $0.2 million. General and administrative costs increased $0.1 million to $1.5 million or 7% for the three-month period ended March 31, 2013, from $1.4 million for the same period of 2012. This increase was due primarily to employee related costs.

Arbitration Settlement, net

On April 15, 2009, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against its former investment advisor/broker-dealer, Banc of America Investment Services, Inc. and Banc of America Securities, LLC relating to its prior investment in certain securities. On March 27, 2013 the Company reached a settlement in such matter. Pursuant to the settlement, the Company received a gross settlement amount of $18.0 million, dismissed the proceeding with prejudice, and together with the broker-dealer, released each other from all claims and liabilities arising out of the arbitration. The Company received the net amount of approximately $16.7 million after payment of expenses and legal fees.

Foreign Currency Transaction Gain

Foreign currency transactions amounted to a gain of $14 thousand for the three-month period ended March 31, 2013 as compared to a gain of $0.1 million for the same period in 2012, primarily as a result of currency fluctuations between the U.S. Dollar and the Euro.

Income Tax Benefit (Expense)

For the three-month period ended March 31, 2013 a net income tax benefit of $20 thousand was reported as a result of an adjustment to the final 2012 fiscal year federal income tax return, partially offset by income tax expense on profitable foreign subsidiaries. For the three-month period ended March 31, 2012 we reported a net income tax benefit of $0.2 million based on our projected annual effective tax rate and the net loss recorded during the period, partially offset by income tax expense on profitable foreign subsidiaries.

Net Income (Loss)

Consolidated net income attributable to Immunomedics, Inc. for the three-month period ended March 31, 2013 was $8.3 million or $0.11 per share, as compared to a net loss of $7.3 million, or $0.10 per share, for the same period in 2012, representing an increase of $15.6 million. The increase in net income attributable to Immunomedics, Inc. over the same period in 2012 resulted primarily from the $16.7 million of arbitration proceeds received in the current year offset in part by higher research and development expenses.

Nine-Month Period Ended March 31, 2013 Compared to 2012

Revenues

Revenues for the nine-month period ended March 31, 2013 were $3.6 million as compared to $31.8 million for the same period in 2012, representing a decrease of $28.2 million, or 89%. The decrease was primarily due to $28.4 million of non-recurring license fee revenue earned in the previous year under the terms of the Amendment Agreement with UCB. Product sales for the nine-month period ended March 31, 2013 were $2.2 million as compared to $2.7 million for the same period in 2012, representing a decrease of $0.5 million, or 19%, as sales volume of LeukoScan in Europe has declined from the prior year as a result of regulatory delays that we are working to resolve. Research and development revenues for the nine-month period ended March 31, 2013 were $1.3 million as compared to $0.7 million for the same period in the previous year, representing an increase of $0.6 million, or 85%, due to the timing of grant programs in the current period and increase in the number of grant programs during the current year.

Costs and Expenses

Total costs and expenses for the nine-month period ended March 31, 2013 were $27.5 million as compared to $23.3 million for the same period in 2012, representing an increase of $4.2 million, or 18%. Research and development expenses for the nine-month period ended March 31, 2013 were $22.1 million as compared to $18.1 million for the same period in 2012, representing an increase of $4.0 million, or 22%. The increase in research and development expenses resulted primarily from a decrease of $1.8 million of research & development expense reimbursements from the previous year and an increase of $2.1 million of clinical trial related expenses.

Reimbursement of research and development expenses for the nine-month period ended March 31, 2013 totaled $0.1 million as compared to $1.9 million for the nine-month period ended March 31, 2012, as we have not been requested to manufacture materials for research and development purposes. We do not expect to receive any significant expense reimbursements subsequent to March 31, 2013.

General and administrative costs were $4.5 million for the nine-month period ended March 31, 2013 and $4.3 million for the same period in 2012, an increase of $0.2 million, or 5%. The increase is primarily attributable to higher employee related expenses and increased legal expenses principally relating to higher expenses pertaining to the FINRA arbitration hearing, which were partially offset by $0.4 million of additional incentive compensation due to our Chairman in accordance with his employment agreement, resulting from the Company’s profitability for the 2012 fiscal year.

Cost of goods sold for the nine-month periods ended March 31, 2013 and March 31, 2012 was $0.3 million for both periods, with gross profit margins of 87% and 88%, respectively. Sales and marketing expenses for each of the nine-month periods ended March 31, 2013 and March 31, 2012 were $0.6 million.

Arbitration Settlement, net

Pursuant to the arbitration settlement on March 27, 2013, we received a settlement amount of $16.7 million, net of expenses and legal fees.

Insurance Proceeds

Insurance proceeds totaling $2.6 million were received during the nine-month period ended March 31, 2013 as a result of insurance claims for an equipment failure during the 2011 fiscal year. A cash payment for a business interruption insurance claim of $2.5 million was received in October 2012, which had resulted from the equipment failure that had limited the production of materials necessary for certain research and development product development. There was no such claim for the previous year. In addition, proceeds of $0.1 million were also received in September 2012 for a property claim regarding the same equipment failure.

Income Tax Expense

Income tax expense of $19 thousand for the nine-month period ended March 31, 2013 was the result of income taxes on profitable foreign operations based on the Company’s projected annual effective tax rates offset by an adjustment to the final 2012 fiscal year federal income tax return as compared to $0.2 million for the same period in 2012, representing federal alternative minimum taxes and foreign income taxes for wholly-owned subsidiaries.

Net Income (Loss)

Consolidated net loss attributable to Immunomedics, Inc. for the nine-month period ended March 31, 2013 was $4.5 million or $0.06 per share, as compared to net income of $8.3 million, or $0.11 per share, for the same period in 2012, representing a decrease of $12.8 million. The decrease in net income attributable to Immunomedics, Inc. for the same period in 2012 resulted primarily from the $28.4 million of license fee revenue recorded from the UCB Amendment Agreement during the nine month period ended March 31, 2012, and higher research and development expenses, partially offset by the proceeds received from the arbitration settlement and the insurance proceeds.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operations. Net cash provided by operating activities for the nine-month period ended March 31, 2013 was $0.6 million compared to $11.0 million net cash provided by operating activities for the nine months ended March 31, 2012. The decrease in the current fiscal year’s cash flow provided by operations is primarily due to the receipt of $28.4 million of the UCB Amendment Agreement in 2012, offset in part by the $16.7 million of proceeds from the arbitration settlement and $2.6 million in insurance proceeds received during the current year.

Cash flows from investing. Net cash used in investing activities for the nine-months ended March 31, 2013 was $0.3 million compared to $0.4 million of net cash used in investing activities for the nine-months ended March 31, 2012. The decrease in cash flow used in investing activities for fiscal 2013 is primarily due to $0.1 million in proceeds received from an insurance claim in the current year.

Cash flows from financing. Net cash provided by financing activities for the nine-month period ended March 31, 2013 was $14.6 million as compared to $1.5 million for the previous year. The increase in cash flows from financing is due to the approximately $14.8 million of cash proceeds received from the sale of 7,000,000 shares of common stock at $2.30/share in the current fiscal period.

Working Capital and Cash Requirements

At March 31, 2013, we had working capital of $42.1 million, which was approximately $12.2 million higher than the working capital of $29.9 million at June 30, 2012. Our cash and cash equivalents amounted to $47.8 million at March 31, 2013, representing an increase of $15.0 million from $32.8 million at June 30, 2012. These increases were primarily a result of the net proceeds received from the issuance of 7,000,000 shares of common stock, the arbitration settlement, and insurance proceeds during the current fiscal year offset in part by net operating losses incurred in the normal course of business.

As of March 31, 2013, we have $47.8 million of cash and cash equivalents. We believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. Excluding the cash proceeds outlined below, cash requirements in fiscal year 2013 are expected to be in the $22.0 – $24.0 million range, which is comparable to fiscal year 2012. Payments received from a new collaboration agreement in 2013 offset increased spending for research and development expenses which resulted from lower reimbursement from Takeda-Nycomed and increased clinical trial activities (including further clinical development of clivatuzumab in patients with pancreatic cancer), as well as a number of new clinical studies that are supported by us. Significant cash proceeds received during fiscal year 2013 stem from;

•	the FINRA arbitration settlement,

•	the issuance and sale of common stock in February 2013, and

•	the receipt of insurance proceeds.

Our Phase Ib clinical trial of clivatuzumab in patients with pancreatic cancer has completed patient enrollment, with the results expected to be available by the end of the 2013 fiscal year. Based on these results, we will then make a decision on the product’s future development plans. We plan to continue pursuing sources of financing including, potential payments from partners, (including any cash payment that the Company might receive in connection with a sublicense involving a third party and UCB, which is not within the Company’s control), licensing arrangements, grants or other financing sources.

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

In the ordinary course of business, we may be subject to legal proceedings and claims. At this time, we are not a party to any legal proceedings, claims or assessments that, in managements’ opinion, would have a material adverse effect on our business, financial condition or results of operations.

Arbitration Settlement

On April 15, 2009, we initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against our former investment advisor/broker-dealer, Banc of America Investment Services, Inc. and Banc of America Securities, LLC relating to our prior investment in certain securities. On March 27, 2013, we reached a settlement in such matter. Pursuant to the settlement, we received a gross settlement amount of $18.0 million, dismissed the proceeding with prejudice, and together with the broker-dealer, released each other from all claims and liabilities arising out of the arbitration. We received the net amount of approximately $16.7 million after payment of expenses and legal fees.

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

We have incurred significant operating losses since our formation in 1982. As of March 31, 2013, we had an accumulated deficit of approximately $222 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our existing licensing agreements with UCB and Takeda-Nycomed. The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our business operations or related cash flows. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging product. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic product and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. Although we may have net income from time to time based on the timing and amount of proceeds received under collaborative agreements, we expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

We believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. During fiscal 2013, we expect that cash expenditures will be comparable to fiscal year 2012, excluding the cash proceeds noted below. Payments received from a new collaboration agreement in 2013 offset increased spending for research and development expenses which resulted from lower reimbursement from Takeda-Nycomed and increased clinical trial activities (including further clinical development of clivatuzumab in patients with pancreatic cancer), as well as a number of new clinical studies that are supported by us. Significant cash proceeds received during fiscal year 2013 stem from;

•	the FINRA arbitration settlement,

•	the issuance and sale of common stock in February 2013, and

•	the receipt of insurance proceeds.

Our Phase Ib clinical trial of clivatuzumab in patients with pancreatic cancer has completed patient enrollment with the results expected to be available by the end of the 2013 fiscal year. Based on these results, we will then make the decision on the product’s future development. We plan to continue pursuing sources of financing including, potential payments from partners, (including any cash payment that the Company might receive in connection with a sublicense involving a third party and UCB, which is not within the Company’s control), licensing arrangements or other financing sources.

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

We have licensed the exclusive worldwide rights for the treatment of non-cancer indications to two of our most advanced therapeutic compounds, veltuzumab (to Takeda-Nycomed) and epratuzumab (to UCB). As a result, Takeda-Nycomed and UCB are solely responsible, and we are depending upon them, for completing the clinical development of these compounds, obtaining all necessary regulatory approvals, and then commercializing and manufacturing the compounds for sale. If they do not fully perform their responsibilities under our agreements, or if the clinical trials to be conducted are not initiated, are unsuccessful or are terminated by them for any other reason, our ability to commercialize these product candidates in the future, as well as other product candidates we have in development which are closely related to them, would be severely jeopardized. In such event, it is likely we would never receive any additional milestone payments or royalties that we are eligible to receive under our agreements with Takeda-Nycomed and UCB, and our ability to fund the development and testing of our other product candidates would be adversely affected.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman, Chief Scientific Officer and Chief Medical Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we used to conduct certain research activities. Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have research collaborations with CMMI. Dr. Goldenberg is also a minority stockholder, director and officer of our majority-owned subsidiary, IBC Pharmaceuticals, Inc. Dr. Goldenberg is the primary inventor of new intellectual property for Immunomedics and IBC and is largely responsible for allocating ownership between the two companies.

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

At May 7, 2013, we had 82,720,783 shares of common stock outstanding, 6,702,575 additional shares reserved for the exercise of outstanding options and restricted stock units, 4,115,691 shares available for future grant under our stock option plan and 1,000,000 shares of common stock reserved for issuance upon the exercise of outstanding warrants.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As March 31, 2013, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 10% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

IMMUNOMEDICS, INC.

May 8, 2013	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2013	By:	/s/ Gerard G. Gorman
Gerard G. Gorman
Senior Vice President Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.**

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase. **

101.LAB	XBRL Taxonomy Extension Label Linkbase. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. **

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.