Form 10-K
period 2013-06-30
IMMUNOMEDICS INC
filed 2013-08-22
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of December 31, 2012 was $221,000,000. The number of shares of the registrant’s common stock outstanding as of August 19, 2013 was 82,935,623.

Documents Incorporated by Reference:

Certain information required in Part III of this Annual Report on Form 10-K will be set forth in, and incorporated from the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2013.

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

We have exclusively licensed our product candidate, epratuzumab, to UCB S.A., or UCB, for the treatment of all non-cancer indications worldwide. Epratuzumab’s most advanced clinical testing is for the treatment of systemic lupus erythematosus, or SLE (lupus), which is currently being evaluated by UCB in two Phase III clinical trials in patients with lupus. At present, there is no cure for lupus and no new lupus drug had been approved in the U.S. in over 50 years until the approval of belimumab. We continue to develop epratuzumab in oncology indications, namely in non-Hodgkin lymphoma, or NHL, and acute lymphoblastic leukemia, or ALL, and are advancing trials in cooperation with study groups in the U.S. and Europe. In addition, we have exclusively licensed our product candidate, veltuzumab, in the subcutaneous formulation, to Nycomed GmbH, or Nycomed, now a wholly-owned subsidiary of Takeda (“Takeda-Nycomed”) for the treatment of all non-cancer indications worldwide. Takeda-Nycomed is currently planning to develop veltuzumab in patients with SLE. We have retained the rights to develop, manufacture and commercialize veltuzumab in the field of oncology.

During fiscal year 2013, we have completed a Phase Ib clinical trial evaluating clivatuzumab tetraxetan (hPAM4) labeled with yttrium-90, or Y-90, with and without low-dose gemcitabine, in pancreatic cancer patients who had received at least 2 prior therapies. We have also completed the Phase I portion of a National Cancer Institute, or NCI, grant-supported study combining unlabeled veltuzumab with Y-90-labeled epratuzumab tetraxetan in patients with diffuse large B-cell lymphoma, or DLBCL, the aggressive form of NHL, and have received approval and funding from NCI to transition the study into a Phase II clinical trial. Other completed studies include milatuzumab and veltuzumab, separately as a monotherapy, in patients with chronic lymphocytic leukemia, or CLL. Veltuzumab is also being studied as a therapy for the autoimmune disease, immune thrombocytopenia, or ITP. Patient enrollment into a Phase I/II trial for this indication has been completed.

In addition, we have 3 product candidates from our robust antibody-drug conjugate, or ADC, program in clinical development. Milatuzumab conjugated with the chemotherapeutic, doxorubicin, is in dose-escalation studies in patients with multiple myeloma (MM), NHL or CLL. The second ADC in our clinical pipeline is labetuzumab-SN-38. The first human trial of this agent is a dose-escalation study in heavily-pretreated patients with metastatic colorectal cancer. We have opened a second study in the same disease setting using a different dosing frequency, in anticipation of achieving faster tumor responses from increased cumulative doses. Our third clinical program with an ADC is hRS7-SN-38. We have initiated a multicenter dose-escalation trial evaluating this ADC in patients with bladder, breast, colorectal, esophageal, gastric, head and neck, hepatocellular, kidney, small-cell and non-small-cell lung, pancreatic, prostate or ovarian cancers.

Our foremost clinical goals for fiscal year 2014 are the following:

1.	Initiate a Phase III registration trial of Y-90-labeled clivatuzumab tetraxetan combined with low-dose gemcitabine in patients with relapsed pancreatic cancer. We will need to secure additional funding to advance clivatuzumab through this planned Phase III trial;

2.	Expand the NCI-funded study of Y-90-labeled epratuzumab tetraxetan combined with veltuzumab in aggressive NHL into a Phase II trial;

3.	Expand the 3 ADCs into Phase II clinical trials:

a.	Milatuzumab-doxorubicin in MM, NHL or CLL;

b.	Labetuzumab-SN-38 in colorectal cancer;

c.	hRS7-SN-38 in solid cancers;

4.	Launch 3 new studies with:

a.	Milatuzumab in graft-versus-host disease;

b.	Subcutaneously-administered milatuzumab in SLE (anticipated funding by the U.S. Department of Defense);

c.	IMMU-114, a humanized anti-HLA-DR antibody, as a monotherapy for NHL and CLL. An IND for this trial has been accepted by the FDA.

We also have a majority ownership in IBC Pharmaceuticals, Inc., or IBC, which is developing a novel DOCK AND LOCK™ method, or DNL™, with us for making fusion proteins and multifunctional antibodies, as well as a new method of delivering imaging and therapeutic agents selectively to disease, especially different solid cancers (colorectal, lung, pancreas, breast, etc.), by proprietary, antibody-based, pretargeting methods. The first DNL™ product to enter the clinic was TF2, which is in two early Phase I studies in breast and small-cell-lung cancers, conducted by our European collaborators.

We believe that our portfolio of intellectual property, which includes approximately 227 active patents issued in the United States and more than 400 foreign patents, protects our product candidates and technologies.

Therapeutic Product Candidates

We currently have antibody product candidates in clinical development targeting B-cell malignancies, other B-cell mediated diseases, and various solid tumors. All of our therapeutic product candidates are “humanized” antibodies, which means that the portion of the antibody that is derived from mouse (murine) DNA sequences is generally less than 10%.

We believe that each of our antibodies has therapeutic potential either when administered as a naked antibody or when conjugated with therapeutic radioisotopes (radiolabeled), chemotherapeutics, cytokines or other toxins to create unique and potentially more effective treatment options. The attachment of various compounds to antibodies is intended to allow the delivery of these therapeutic agents to tumor sites with better specificity than conventional radiation therapy or chemotherapy approaches. This treatment method is designed to reduce the total exposure of the patient to the therapeutic agents, which ideally minimizes debilitating side effects. We are currently focusing our efforts on unlabeled, or “naked” antibodies and antibodies conjugated with drugs, cytokines, or toxins, and on the use of radioisotopes, such as Y-90.

We also have a number of other product candidates that target solid tumors and hematologic malignancies, as well as other diseases, in various stages of pre-clinical development, although it is too early to assess which of these, if any, will merit further evaluation in clinical trials.

CD22 Program: Epratuzumab

Our most advanced therapeutic product candidate, epratuzumab, is a humanized antibody which targets CD22, an antigen found on the surface of B lymphocytes, a type of white blood cell. In contrast to some other B-cell antibodies, it appears that epratuzumab does not work by ablating all B cells, but instead by modulating them. Epratuzumab does not evoke substantial anti-epratuzumab antibodies in NHL patients, even after repeated dosing, making it a potentially good candidate for treating patients with chronic, autoimmune diseases. As noted above, we have licensed epratuzumab to UCB for the treatment of all non-cancer indications worldwide and have retained the rights for oncology indications.

In December 2010, UCB initiated two Phase III clinical trials in SLE. This autoimmune disease is chronic and potentially fatal, with a variable and unpredictable course. It can affect any part of the body, but most often harms the heart, joints, skin, lungs, blood vessels, liver, kidneys and nervous system, and is characterized by periods of flares, or exacerbations, interspersed with periods of improvement or remission. Although the exact function of CD22 is not fully understood, it is known to be involved in B-cell development, function and survival. B cells are known to contribute to SLE symptoms by producing antibodies against the body’s own tissues, causing the body’s immune system to turn on itself, attacking cells and tissues, and resulting in inflammation and tissue damage.

The two pivotal trials are multicenter, placebo-controlled, randomized, double blind studies designed to confirm the clinical efficacy and safety of epratuzumab in the treatment of patients with moderate to severe SLE, in addition to continuing standard-of-care treatments. Each study will last a maximum of 54 weeks after first dose and will randomize 780 patients, with approximately 130 planned investigational sites per study. First results from these trials are expected in the first quarter of calendar year 2015.

UCB launched these pivotal studies based on encouraging results from the Phase IIb study it completed in fiscal year 2010. Results from this study were published in 2013. A total of 227 lupus patients were randomized into this study, 30% with moderate disease activity and 70% with severe disease activity in multiple organ systems. Patients were randomized to receive 1 of 5 epratuzumab doses or placebo. The primary endpoint of the Phase IIb study was to measure efficacy at week 12 post therapy based on a comprehensive composite clinical activity index emphasizing British Isles Lupus Assessment Group (BILAG), a computerized index developed for measuring clinical disease activity in patients with SLE.

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

Two hundred and three patients from the Phase IIb trial continued to participate in an open-label extension study where all patients received 1,200 mg epratuzumab at weeks 0 and 2 of 12-week cycles to evaluate the long-term effects of epratuzumab treatment. As reported by lupus investigators at the European League Against Rheumatism 2013 Congress, data from the extension study, relative to the Phase IIb trial, identified no new safety or tolerability signals. In addition, relative to baseline values of the Phase IIb trial, the efficacy of epratuzumab, as measured by reduction in disease activity, was maintained over two years, with decreases in corticosteroid use in patients receiving >7.5 mg/day.

Results from the earlier ALLEVIATE trials were also published in 2013.

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

Clivatuzumab is a humanized monoclonal antibody that recognizes a mucin protein that is highly specific for pancreatic cancer. Preclinical studies in mice with transplanted human pancreatic cancer demonstrated that the antibody labeled with Y-90 has activity by itself, as well as in combination with gemcitabine, a radiosensitizing chemotherapeutic that is commonly used to treat patients with this disease. A Phase I dose-escalation (single dose), multicenter, trial of Y-90-labeled clivatuzumab tetraxetan given alone in relapsed, advanced pancreatic cancer patients was published in 2011.

We have also completed a Phase I/II, open-label trial of Y-90-labeled clivatuzumab tetraxetan administered as fractionated, multi-doses, in combination with gemcitabine as frontline therapy for patients with Stage III or Stage IV pancreatic cancer. The Phase I portion of this study was published in 2012. Final results from this study were reported at the 2012 American Society of Clinical Oncology (ASCO) annual meeting to show a median overall survival (OS) of 11.8 months in patients receiving repeated cycles of the Y-90-labeled antibody in combination with low-dose gemcitabine.

A new Phase Ib trial of Y-90-labeled clivatuzumab tetraxetan administered alone as fractionated, multi-doses, or in combination with gemcitabine, was initiated in patients with pancreatic cancer who have received at least 2 prior therapies. For these relapsed patients, there is no agreed standard-of-care, and options for further therapy are limited. Clivatuzumab may offer an attractive alternative, especially for those patients with adequate performance status who are unable or unwilling to accept the side effects of chemotherapy.

A total of 58 patients were randomized to receive either Y-90-labeled clivatuzumab tetraxetan once-a-week for 3 weeks at 6.5 mCi/m2 with gemcitabine 200 mg/m2 given weekly x 4 weeks or Y-90-labeled clivatuzumab tetraxetan given alone. This treatment cycle was repeated every 4 weeks until unacceptable toxicity, patient deterioration or patient withdrawal. Patients were followed for one year or until death. The median age of these patients was 65, with a median of 1.6 years from initial diagnosis, and a median of 3 (2-6) prior treatments.

Results from 53 patients who completed at least one treatment cycle were reported in an oral presentation at the European Society for Medical Oncology 15th World Congress on Gastrointestinal Cancer. The median OS for the combination of Y-90-labeled clivatuzumab tetraxetan and low-dose gemcitabine was 119 days, a significant improvement over the median OS of 80 days with Y-90-labeled clivatuzumab tetraxetan alone (P=0.04). Furthermore, for the 23 patients who received multiple cycles of therapy, the median OS increased to 157 days in the combination arm compared with 103 days in the radiolabeled antibody-only arm.

In fiscal 2014, we plan to launch a Phase III clinical trial with Y-90-labeled clivatuzumab tetraxetan in combination with low-dose gemcitabine as a therapy for pancreatic cancer patients with 2 or more prior treatments. Additional funding to support this trial will be needed.

Y-90-labeled clivatuzumab tetraxetan has Orphan Drug status in both the U.S. and the European Union, and fast-track status in the U.S. for the treatment of pancreatic cancer.

CD20 Program: Veltuzumab

Similar to CD22, CD20 is an antigen that is expressed on B-lymphocytes. Constructed using the same donor frameworks as epratuzumab, veltuzumab is a humanized anti-CD20 monoclonal antibody. Current biological therapy with monoclonal antibodies for NHL includes rituximab ($7.14 billion world-wide sales in 2012 of which 84% were from oncology), a chimeric antibody comprised of one-third mouse and two-thirds human protein that binds to the CD20 antigen.

We have licensed veltuzumab to Takeda-Nycomed, who is responsible for all costs associated with current and future clinical development, manufacturing and commercialization of veltuzumab, in the subcutaneous formulation, for all non-cancer indications worldwide. Under the terms of the Nycomed Agreement, we retain the right to develop veltuzumab in the field of oncology and have the right to co-promote veltuzumab for the immune thrombocytopenia, or ITP, indication in the United States. On September 30, 2011, Takeda Pharmaceutical Company Limited completed its acquisition of Nycomed and made Nycomed a wholly owned subsidiary of Takeda effective the same day.

The first autoimmune disease indication for veltuzumab has been ITP. We have completed patient enrollment into the current ITP trial, which is funded by Takeda-Nycomed. Results from this study were presented at the 2012 ASH annual meeting.

Two subcutaneous dosing cohorts were evaluated in this open-label trial. The first cohort of 34 patients received 2 veltuzumab doses at 80, 160 or 320 mg administered 2 weeks apart for a total dose of 160, 320 or 640 mg, respectively. The second cohort enrolled patients to receive veltuzumab at 320 mg per dose given once-weekly for 4 weeks for a total dose of 1,280 mg.

At the time of reporting, 10 patients were enrolled into the second cohort, with 1 patient rolled over from the first cohort. Among the 44 patients enrolled, 42 were evaluable for efficacy. The overall objective response (OR) rate was 50%, with 12 patients (29%) having a complete response (CR), which means that their platelet levels rose above 100,000 per µL.

For the 12 patients with ITP one year or less, OR and CR rates were 58% and 25%, respectively. For the 30 patients who had the more refractory, chronic disease, of which 50% had the disease between 5 to 37 years, 47% still achieved ORs, including 30% CRs. Responses occurred across all doses tested, including the lowest dose at 80 mg x 2.

Response durability from initial dose was available from patients in the first cohort only. Of the 17 patients who responded to subcutaneous veltuzumab, the median relapsed-free survival was 8 months, with 47% of responders maintaining their response longer than 1 year. Seven responding patients had been retreated, with 2 patients (29%) achieving responses comparable to their initial responses.

During fiscal year 2013, Takeda-Nycomed’s management decided to pursue clinical development in systemic lupus erythematosis (SLE) as the lead indication with subcutaneous veltuzumab. A phase II dose range finding trial is under preparation.

In oncology, we have completed an open-label, multicenter, Phase I/II trial using the subcutaneous formulation of veltuzumab in NHL and CLL. Results in 17 NHL patients showed that 4 subcutaneous injections of low-dose veltuzumab given 2 weeks apart produced responses that are comparable to intravenous doses.

For CLL, however, high levels of circulating leukemic cells may require more frequent and prolonged dosing. Thus, 2 different subcutaneous dosing schedules were evaluated. Over an 8-week treatment period, three dose levels of veltuzumab at 80, 160, or 320 mg were either injected once every 2 weeks for a total of 4 doses (cohort 1), or given twice weekly for a total of 16 doses (cohort 2). A total of 11 patients with newly diagnosed or relapsed CLL had been enrolled into the first cohort, with cohort 2 currently having 10 patients enrolled. Results from 18 assessable patients were presented at the 2012 ASH annual meeting.

The overall disease control rate was 83%, with 12 patients having stable disease (SD) and 3 patients (17%) reporting a partial response as their best responses. Four SD patients had relapse-free survival for 6 –12 months and all 3 partial responders were relapse-free at 6, 12 and 24 months. Despite cumulative doses ranging from 320 to 5,120 mg, similar disease control rates were observed across all 3 dose levels (80 vs. 160 vs. 320 mg) and dosing schedules (cohort 1 vs. 2).

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

For the unlabeled antibody, an early phase clinical trial evaluating milatuzumab as a single agent in CLL has been completed. In NHL, milatuzumab is being administered in combination with veltuzumab in an investigator-sponsored study. Results from this combination study were presented by the investigators at the 2011 ASH annual meeting (Blood, ASH Annual Meeting Abstracts. 2011: 118: Abstract 3707).

In addition to oncology, in fiscal 2014, we plan to launch new studies with milatuzumab in 2 immune disease indications: graft-versus-host disease and SLE, the latter of which we anticipate will be funded by a research grant from the U.S. Department of Defense. Our interests in pursuing milatuzumab in immune diseases stem from the observations that CD74 is involved in antigen presentation, particularly by dendritic and other immune cells, and is found to be a receptor for the pro-inflammatory chemokine, macrophage migration-inhibitory factor. The cytokine is widely expressed by immune cells, particularly macrophages, and is known to play a role in autoimmune disease, including SLE.

We are also advancing the doxorubicin-conjugated milatuzumab to take advantage of the rapid internalization property of milatuzumab when bound to CD74. This ADC is being evaluated in patients with advanced MM, relapsed NHL or CLL.

Antibody-targeted selective delivery of anticancer drugs against antigens expressed on cancer cells can potentially improve the therapeutic index of anticancer drugs. This product candidate is the Company’s first ADC to have been entered into human studies.

Yttrium-90-Labeled Epratuzumab Tetraxetan Program

Yttrium-90-labeled epratuzumab tetraxetan is our radiolabeled CD22 antibody product candidate for patients with NHL. A multicenter Phase I/II study evaluating fractionated dosing of Y-90-labeled epratuzumab tetraxetan (two or three weekly infusions of Y-90-labeled epratuzumab tetraxetan) in 64 adult patients with relapsed/refractory NHL was published in 2010.

The radiolabeled antibody is currently being investigated in a Phase I/II clinical trial supported by the NCI Small Business Innovation Research, or SBIR, grant program, for the therapy of patients with aggressive NHL, in combination with veltuzumab. Results from this multicenter study were presented at the 2013 annual meeting of the Society of Nuclear Medicine and Molecular Imaging (SNMMI).

Based upon our prior study of Y-90-labeled epratuzumab tetraxetan given alone in mostly indolent NHL patients, 2 infusions at 15 mCi/m2 were the initial dosage for the combination study. However, Y-90 doses were lowered due to dose-limiting thombocytopenia and neutropenia, although most counts recovered within 1 – 8 weeks with no cases of transfusion-dependent thrombocytopenia. Maximum tolerated dose was determined as 2 infusions at 6 mCi/m2.

The overall objective response rate among 17 patients who have had treatment response assessments was 53% (9/17), with 2 patients (17%) reporting a complete response (CR). One of the CR patients improved from a partial response (PR) after being retreated with Y-90-labeled epratuzumab tetraxetan. The other complete responder is continuing at 18 months. The combination of Y-90-labeled epratuzumab tetraxetan and veltuzumab is active in all NHL subgroups and across all Y-90 dose levels tested and IPI scores. At the maximum tolerated dose of 6 mCi/m2 x 2, 5 of 6 patients (83%) reported a PR or better.

This trial is expanding into a Phase II to define the safety and efficacy profile of this combination with the Y-90 dose fixed at 6 mCi/m2 x 2.

Labetuzumab-SN-38 Program (IMMU-130)

Labetuzumab is our proprietary humanized antibody that targets the carcinoembryonic antigen, CEACAM5. This antigen is abundant at the site of virtually all cancers of the colon and rectum, and is associated with many other solid tumors, such as breast and lung cancers. We have conjugated the antibody with SN-38, the active metabolite of irinotecan (or CPT-11), a FDA approved drug for metastatic colorectal cancer treatment. Although SN-38 is about 3 orders of magnitude more potent than irinotecan, it cannot be given directly to patients because of its toxicity and poor solubility. By linking SN-38 to labetuzumab, the potent cancer drug can be delivered selectively to tumors, thereby increasing the amount reaching the tumors and minimizing damage to normal tissues and organs.

Labetuzumab-SN-38 is the second agent from our ADC program to enter clinical testing. The first human trial of this ADC is a Phase I study in patients with colorectal cancer at the Memorial Sloan-Kettering Cancer Center. Patients with relapsed advanced disease who have previously been treated with at least one prior irinotecan-containing regimen are administered labetuzumab-SN-38 once every 2 weeks. In the absence of unacceptable toxicity or disease progression, treatment continues for at least 24 weeks for a total of 12 cycles. Treatment may continue past 24 weeks if the patient reports a partial response or stable disease, with no unacceptable toxicity.

First results from this trial were presented as a late-breaking poster at the 2013 annual meeting of the American Association for Cancer Research. At the time of reporting, 11 patients with a median of 5 prior therapies have been treated at the 2, 4, 8, and 16 mg/kg dose levels. The average number of doses given was 3.9, with 6 of 11 patients receiving 3 or more doses. Five patients received 2 or more doses of 16 mg/kg, of which 1 has currently received 18 doses and had a continuing partial response after 8 doses.

One dose-limiting toxicity was observed at 16 mg/kg. Otherwise, the ADC was well tolerated. No human anti-humanized antibodies have been detected to date. Analysis of serum samples showed the intact conjugate clears more quickly than the antibody, consistent with SN-38 being gradually released from the ADC.

Since we did not observe any unexpected adverse events that would cause us to change our trial design, a new study with more frequent dosing was opened in the same disease setting in anticipation of achieving faster tumor responses from increased cumulative doses. In this new dose-finding study, labetuzumab-SN-38 is administered twice weekly for 2 weeks, followed by 1 week of rest in a 3-week treatment cycle for up to 4 treatment cycles. Both of these trials are now ready for expansion into Phase II trials

hRS7-SN-38 Program (IMMU-132)

Our third ADC in clinical development involves hRS7, an internalizing humanized anti-epithelial glycoprotein-1 (EGP-1, also known as TROP-2) antibody, and SN-38. TROP-2 is a cell-surface receptor expressed by many human tumors, such as cancers of the breast, cervix, colon and rectum, kidney, liver, lung, pancreas, ovary, and prostate, but with only limited expression in normal human tissues.

We launched a multicenter Phase I dose-escalation trial examining the safety and tolerability in patients with bladder, breast, colorectal, esophageal, gastric, head and neck, hepatocellular, kidney, small-cell and non-small-cell lung, prostate or ovarian cancer. During fiscal year 2013, we have periodically updated the results from this clinical trial, indicating that partial responses and stable disease have been obtained. This study is now ready for expansion into a Phase II trial.

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

Research and Development Programs

We have historically invested heavily in our research and development programs, spending approximately $29.2 million for these programs during the fiscal year ended June 30, 2013, $24.8 million for these programs during the fiscal year ended June 30, 2012 and $25.4 million for the fiscal year ended June 30, 2011. The expense increase during the 2013 fiscal year resulted primarily from higher spending for clinical trials, particularly for the pancreatic cancer and the ADC clinical trials, and the decrease of research and development expense reimbursement. The expense decrease during the 2012 fiscal year resulted primarily from lower spending for clinical trials, partially offset by higher outside services. The above discussion is a brief summary of our principal research and development programs as of August 19, 2013.

Other Antibody-Directed Therapy Approaches

Our majority-owned subsidiary, IBC Pharmaceuticals, Inc., or IBC, has been working on the development of novel cancer therapeutics, including radioimmunotherapeutics, using patented pretargeting technologies with proprietary, bispecific antibodies. They include tumor-targeting antibodies with multiple binding-arms and new carrier peptides that allow attachment of different kinds of therapeutic and diagnostic isotopes.

One of the new bispecific antibodies is TF2, an antibody constructed using our proprietary protein engineering platform technology, called DOCK AND LOCK™, or DNL™. It specifically targets CEA (specifically CEACAM5) expressed in many human cancers, including colorectal cancer. Unlike conventional antibodies which can only attach to the receptor, TF2 has been modified to contain an additional binding site that recognizes a radioisotope-carrying peptide. This allows the separate administration of TF2 before the delivery of radioisotope, a concept known as pretargeting.

TF2 is currently in two investigator-sponsored studies in Europe for pretargeted imaging of breast cancer and radioimmunotherapy of small-cell-lung cancer. Our collaborators at Radboud University Nijmegen, The Netherlands, have completed a Phase I therapy trial in patients with advanced colorectal cancer. A manuscript on this study has been accepted for publication.

Our preclinical experience with TF2 pretargeted radiation therapy has been encouraging. In animals bearing CEA-expressing human colonic tumors, pretargeted therapy with TF2 and a small peptide extended median survival from 13 days in untreated animals to 65 days in one model, representing a 5-fold increase in survival, and from 25 days to 48 days in another model, reporting an almost 2-fold increase in survival. Bone marrow and kidney toxicities were temporary and mild, with body weight remaining greater than 93% of baseline in all animals.

The ultimate goal of IBC is to offer cancer patients a more individualized treatment by combining improved molecular imaging with targeted therapy. Demonstrated tumor localization in imaging studies may predict a more appropriate group of patients that would respond to the subsequent therapy (personalized medicine).

Peptides

Since the pretargeting methods being developed with IBC are showing very high tumor/normal tissue ratios, we have been working on creating a new class of agents using both traditional gamma-emitting isotopes, such as technetium-99m (Tc-99m), and positron-emitting isotopes, such as fluorine-18 (F-18) and gallium-68 (Ga-68). In 2008, we developed a facile method for the radiolabeling of peptides with F-18, and published the results in 2009.

In the new labeling method, F-18 was first allowed to react with aluminum in solution, which occurred instantaneously and in a quantitative manner to form an aluminum-F-18 complex. The complex was then bound or chelated to a chemical group attached to a peptide. By manipulating the chemical structure of the group that the aluminum-F-18 complex attaches to in the peptide, we were able to improve the yield of the reaction to 87%. The entire process is rapid, requiring only 15-20 minutes. This is the first method of binding F-18 to peptides via an aluminum conjugate.

The method has since been successfully applied to a bispecific antibody pretargeting study in animals injected with human colon cancer cells. Moreover, F-18-labeled peptides were shown to be stable enough to produce exceptional positron emission tomography, or PET, images of receptor-expressing tumors in animals by labeling of specific peptides binding such receptors. Scientists at the National Institutes of Health and outside third parties have also successfully applied the new F-18 labeling method for the PET imaging of tumor angiogenesis in mice, angiogenesis imaging in a myocardial infarction/reperfusion animal model, hypoxia imaging, and the imaging of growth factor receptors in animal models of gastrointestinal and ovarian cancers.

Our goal is to improve the labeling process to the point where we will be capable of radiolabeling peptides and proteins at clinical-scale using single-vial kits, then license the platform technology to companies on a product-by-product basis. To that end, we have improved the labeling method such that commercial F-18 in saline solution can be used and the labeling of temperature-sensitive and insensitive peptides or proteins, including antibodies, were achieved. In order to further simplify the procedure and make the process more consistent and for broader use, we have formulated and published a lyophilized kit that could be validated and manufactured under Good Manufacturing Practice conditions.

The kit, which contains aluminum, a radioprotectant, a non-volatile buffer, and a bulking agent, was able to F-18-label a peptide with approximately 70% yield under non-optimized condition using a semi-automated machine. With a fully automated microfluidics machine, the reaction time was reduced to 1.5 minutes. More importantly, F-18-labeled peptide was produced in amounts that are in the range of a single-patient dose.

We are also pursuing the commercial development of radiopharmacy manufacturing to prepare multi-dose 18F labeled peptides and proteins based on the new labeling method. Progress toward this goal was presented at the 2013 annual meeting of SNMMI (Journal of Nuclear Medicine. 2013; 54 (Supplement 2):167). A radiolabeling procedure for multi-dose preparation of IMP485, a hapten-peptide used for pretargeting, was optimized with 60% yields and high specific activity of 5.1 Ci (137.8 GBq)/µmole, which can be purified to >90% radiochemical purity (RCP) using a widely used and simple technique.

In related work, similar synthetic methods have also been used to prepare peptides that can be radiolabeled with technetium-99m, gallium-68, indium-111, lutetium-177, and yttrium-90, which are being applied to the bispecific pretargeting technology that is being developed through IBC.

DOCK AND LOCK™ Platform Technology

Together with IBC, we have developed a platform technology, called the DOCK AND LOCK™ method, or DNL™, which has the potential for making a considerable number of bioactive molecules of increasing complexity. DNL™ utilizes the natural interaction between two human proteins, cyclic AMP-dependent protein kinase, or PKA, and A-kinase anchoring proteins, or AKAPs. The region that is involved in such interaction for PKA is called the dimerization and docking domain, or DDD, which always is produced in pairs. Its binding partner in AKAPs is the anchoring domain, or AD. When mixed together, DDD and AD will bind with each other spontaneously to form a binary complex, a process termed docking. Once “docked,” certain amino acid residues incorporated into DDD and AD will react with each other to “lock” them into a stably-tethered structure. The outcome of the DNL™ method is the exclusive generation of a stable complex, in a quantitative manner that retains the full biological activities of its individual components. Diverse drugs, chemical polymers, proteins, peptides, and nucleic acids are among suitable components that can be linked to either DDD or AD. Since DDD always appears in pairs, any component that is linked to DDD will have two copies present in the final products. A description of the DNL™ platform technology was published in 2007.

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

Patents and Proprietary Rights

Our Patents

We have accumulated a sizeable portfolio of patents and patent applications in the course of our research, which we believe constitutes a very valuable business asset. The major patents relate primarily to our therapeutic product candidates as well as our technologies and other discoveries for which no product candidate has yet been identified. As of August 19, 2013, our portfolio included 227 active U.S. patents. In addition, as of such date the portfolio included more than 400 foreign patents, with a number of U.S. and foreign patent applications pending.

The chart below, highlights our material patents and product groups as of June 30, 2013, the major jurisdictions, and relevant expiration periods. Additional patents have been filed to extend the patent life on some of these products, but there can be no assurance that these will issue as filed.

Program & Product Group	Description/Targeted Antigen	Patent Expiration	Major Jurisdictions
CD22 Program – Epratuzumab	Unlabeled Antibody CD22	2014 – 2020	USA, Europe, Japan

CD20 Program – Veltuzumab	Unlabeled Antibody CD20	2023 – 2029	USA, Europe, Japan

PAM4 Program –Y-90 Clivatuzumab Tetraxetan	Y-90 Labeled Antibody PAM4	2023 – 2024	USA, Europe, Japan

CD74 Program – Milatuzumab	Unlabeled Antibody CD74	2023 – 2024	USA, Europe, Japan

Antibody-Drug Conjugate Program	Antibody-SN-38 Conjugates	2023	USA, Europe, Japan

DNL™ Program – TF2	Carcinoembryonic Antigen (CEACAM5) Antibody	2026	USA, Europe, Japan

F-18 Labeling Technology	F-18 labeling of proteins and peptides	2027 – 2028	USA, Europe, Japan

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

•

Center for Molecular Medicine and Immunology, or CMMI – We have entered into a license agreement with CMMI in December 2004, whereby we have licensed certain rights with respect to patents and patent applications owned by CMMI. Dr. Goldenberg, our Chief Medical Officer, Chief Scientific Officer and Chairman of our Board of Directors, is the founder, President and member of the Board of Trustees of CMMI. No license or milestone payments are required under this agreement. Under the license agreement, which expires at the expiration of the last of the licensed patents in 2023, CMMI will receive future royalty payments in the low single digits based on a percentage of sales of products that are derived from the CMMI patents. Under the license agreement, we are able to decide which patent related expenses we will support. For the fiscal years ended June 30, 2013, 2012 and 2011, we have made payments for CMMI legal expenses regarding patent-related matters of $60 thousand, $68 thousand and $61 thousand, respectively; however any inventions made independently of us by CMMI are the property of CMMI.

Our Trademarks

The mark “IMMUNOMEDICS” is registered in the U.S. and nineteen foreign countries and a European Community Trademark has been granted. Our logo is also registered in the U.S. and in two foreign countries. The mark “IMMUSTRIP” is registered in the U.S. and Canada. The mark “LEUKOSCAN” is registered in the U.S. and nine foreign countries, and a European Community Trademark has been granted. In addition, we have applied for registration in the U.S. for several other trademarks for use on products now in development or testing, and for corresponding foreign and/or European Community Trademarks for certain of those marks. The marks “EPRATUCYN,” “VELTUCYN,” “CLIVATUCYN” and “MILATUCYN” have been registered in the U.S. The marks “DOCK-AND-LOCK” and “DNL” have been allowed in the U.S. International Trademark Registrations and Canadian applications which claim priority to the respective U.S. applications have been filed for “EPRATUCYN” and “VELTUCYN.” The International Registrations request registration in China, Japan and the European Union.

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

During fiscal year 2013, Takeda-Nycomed’s management decided to pursue clinical development in systemic lupus erythematosis (SLE) as the lead indication with subcutaneous veltuzumab. A Phase II dose range finding trial is under preparation.

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

In December 2011, we entered into an Amendment Agreement with UCB providing UCB the right to sublicense epratuzumab to a third party for North America and certain other territories, subject to our consent of the sublicensee and sublicensing agreement. Under the terms of the Amendment Agreement, we have received a cash payment of $30 million and have issued to UCB a 5-year warrant to purchase one million (1,000,000) shares of the Company’s common stock at an exercise price of $8.00 per share. Further, UCB has returned to us its buy-in option in the field of oncology.

Other Collaborations

In January 2013, we entered into a collaboration agreement with Algeta ASA for the development of epratuzumab to be conjugated with Algeta’s proprietary thorium-227 alpha-pharmaceutical payload. Under the terms of this agreement, we are required to manufacture and supply clinical-grade antibody to Algeta, which has rights to evaluate the potential of a Targeted Thorium Conjugate (TTC), linking thorium-227 to epratuzumab, for the treatment of cancer. Algeta will fund all preclinical and clinical development costs up to the end of Phase I testing and will purchase certain quantities of epratuzumab from us. Upon successful completion of Phase I testing, both parties shall negotiate terms for a license agreement at Algeta’s request. We have agreed with Algeta to certain parameters to be included in the collaboration agreement. Under the terms of the collaboration agreement, we received an upfront cash payment and are entitled to other payments which will be recognized over the period of time noted in the agreement (five years), for which we supply clinical grade antibody to Algeta.

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

We also collaborate with numerous other academic and research centers. Our academic collaborators have included such institutions as the Erasme University Hospital, Brussels, Belgium; University of Nijmegen, The Netherlands; Institut national de la sante et de la recherche medicale, or INSERM, Nantes, France; University Medical Center Göttingen, Germany; St. Bartholomew’s Hospital, London, England; Karolinska Institutet, Stockholm, Sweden; New York Presbyterian Hospital – Weill Cornell Medical College; University of Ohio Cancer Center; M.D. Anderson Cancer Center; and Roswell Park Cancer Institute. We believe such academic research collaboration may identify new and improved products and techniques for diagnosing and treating various cancers and infectious diseases.

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

Competition

Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors such as the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies. A number of companies, including Biogen Idec, Roche, GlaxoSmithKline, Seattle Genetics, Merck Serono, Genmab, Amgen, Bristol-Myers Squibb, Bayer Healthcare Pharmaceuticals, Pfizer, AstraZeneca and Eli Lilly are engaged in the development of therapeutic autoimmune and oncology products. For example, Human Genome Sciences, a wholly owned subsidiary of GlaxoSmithKline, received approval from the FDA for their human monoclonal antibody against B-lymphocyte stimulator or BlyS, for the therapy of patients with SLE. Many of these companies have significantly greater financial, technical and marketing resources than we do. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants. Our ability to compete successfully with other companies in the biopharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

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

LeukoScan® is derived from the fluids produced in mice. Regulatory authorities, particularly in Europe, have expressed concerns about the use of these fluids for the production of monoclonal antibodies. These regulatory authorities may determine that our quality control procedures for these products are inadequate. In the event we have to discontinue the use of mouse fluids, we may not have the resources at the time to acquire the necessary manufacturing equipment and expertise that we will need to make the changes in our development programs.

Employees

As of August 19, 2013, we employed 119 persons on a full-time basis, of whom 20 were in research and development departments, 19 of whom were engaged in clinical research and regulatory affairs, 56 of whom were engaged in operations and manufacturing and quality control, and 24 of whom were engaged in finance, administration, sales and marketing. Of these employees, 55 hold M.D., Ph.D. or other advanced degrees. We believe that while we have been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel continues to be intense and there can be no assurance that we will continue to be able to attract and retain the professionals we will need to grow our business. Our employees are not covered by a collective bargaining agreement and we believe that our relationship with our employees is excellent.

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

We have incurred significant operating losses since our formation in 1982. As of June 30, 2013, we had an accumulated deficit of approximately $229.3 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our existing licensing agreements with UCB and Takeda-Nycomed. The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our business operations or related cash flows. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging product. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic product and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. Although we may have net income from time to time based on the timing and amount of proceeds received under collaborative agreements, we expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

Clinical trials involve the administration of a product candidate to patients who are already extremely ill, making patient enrollment often difficult and expensive. Moreover, even in ideal circumstances where the patients can be enrolled and then followed for the several months or more required to complete the study, the trials can be suspended, terminated or otherwise fail for any number of reasons, including:

•	later-stage clinical trials may raise safety or efficacy concerns not readily apparent in earlier trials;

•	unforeseen difficulties in manufacturing the product candidate in compliance with all regulatory requirements and in the quantities needed to complete the trial which may become cost-prohibitive;

•	while underway, the continuation of clinical trials may be delayed, suspended or terminated due to modifications to the clinical trial’s protocols based on interim results obtained;

•	our collaboration partner(s) may suspend or cease trials in their sole discretion;

•	during the long trial process alternative therapies may become available which make further development of the product candidate impracticable; and

•	if we are unable to obtain the additional capital we need to fund all of the clinical trials we foresee, we may be forced to cancel or otherwise curtail some important trials.

Any failure or substantial delay in successfully completing clinical trials for our product candidates, particularly the ongoing trials for our most advanced product candidates, epratuzumab, veltuzumab and Y-90-labeled clivatuzumab tetraxetan, could severely harm our business and results of operations.

Should the clinical development process be successfully completed, our ability to derive revenues from the sale of therapeutics will depend upon our first obtaining FDA as well as foreign regulatory approvals, all of which are subject to a number of unique risks and uncertainties.

Even if we are able to demonstrate the safety and efficacy of our product candidates in clinical trials, if we fail to gain timely approval to commercialize our product candidates from the FDA and other foreign regulatory authorities, we will be unable to generate the revenues we will need to build our business. These approvals may not be granted on a timely basis, if at all, and even if and when they are granted, they may not cover all the indications for which we seek approval. For example, while we may develop a product candidate with the intention of addressing a large, unmet medical need, the FDA may only approve the use of the drug for indications affecting a relatively small number of patients, thus greatly reducing the market size and our potential revenues. The approvals may also contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use, which could further narrow the size of the market. In certain countries, even if the health regulatory authorities approve a drug, it cannot be marketed until pricing for the drug is also approved. Finally, even after approval can be obtained, we may be required to recall or withdraw a product as a result of newly discovered safety or efficacy concerns, either of which would have a materially adverse effect on our business and results of operations.

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

We believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. Cash requirements in fiscal year 2014 are expected to increase to $24.0 – $26.0 million, which includes expenses related to our ADC programs and certain expenses to initiate our anticipated clivatuzumab Phase III clinical trial for the treatment of patients with pancreatic cancer. Our Phase Ib clinical trial of clivatuzumab in patients with pancreatic cancer was completed during the 2013 fiscal year. In fiscal 2014, we plan to launch a Phase III clinical trial with Y-90-labeled clivatuzumab tetraxetan in combination with low-dose gemcitabine as a therapy for pancreatic cancer patients with two or more prior treatments. We will require additional funding in order to complete this Phase III clinical trial.

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

The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology and autoimmune disease products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Biogen Idec, Roche, GlaxoSmithKline, Seattle Genetics, Merck Serono, Genmab, Amgen, Bristol-Myers Squibb, Bayer Healthcare Pharmaceuticals, Pfizer, AstraZeneca and Eli Lilly, are engaged in the development of therapeutic autoimmune and oncology products. For example, Human Genome Sciences, a wholly owned subsidiary of GlaxoSmithKline, has received approval from the FDA for belimumab, their human monoclonal antibody against B-lymphocyte stimulator, or BlyS, for the therapy of patients with systemic lupus erythematosus. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology and autoimmune disease products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies.

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

Given that autoimmune and cancer therapeutics such as the ones we are developing can cost upwards of $30,000 per treatment, even if our product candidates become available for sale it is likely that federal and state governments, insurance companies and other payers of health care costs will try to first limit the use of these drugs to certain patients, and may be reluctant to provide a level of reimbursement that permits us to earn a significant profit on our investment, if any.

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

During the last few years, we have generated revenues from awards made to us by the NIH to partially fund some of our programs. We cannot rely on grants or additional contracts as a continuing source of funds. Funds available under these grants and contracts must be applied by us toward the research and development programs specified by the government rather than for all our programs generally. The government’s obligation to make payments under these grants and contracts is subject to appropriation by the U.S. Congress for funding in each year. It is possible that Congress or the government agencies that administer these government research programs will continue to scale back these programs or terminate them due to their own budgetary constraints, as they have recently been doing. Additionally, these grants and research contracts are subject to adjustment based upon the results of periodic audits performed on behalf of the granting authority. Consequently, the government may not award grants or research contracts to us in the future, and any amounts that we derive from existing awards may be less than those received to date. In those circumstances, we would need to provide funding on our own, obtain other funding, or scale back or terminate the affected program. In particular, we cannot assure you that any currently-contemplated or future efforts to obtain funding for our product candidate programs through government grants or contracts will be successful, or that any such arrangements which we do conclude will supply us with sufficient funds to complete our development programs without providing additional funding on our own or obtaining other funding.

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

These governmental and other regulatory risks include:

•	Clinical development is a long, expensive and uncertain process; delay and failure can occur at any stage of our clinical trials;

•	Our clinical trials are dependent on patient enrollment and regulatory approvals; we do not know whether our planned trials will begin on time, or at all, or will be completed on schedule, or at all;

•	The FDA or other regulatory authorities do not approve a clinical trial protocol or place a clinical trial on hold;

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

As a result of the above, we cannot assure you that our common stock will be listed on a national securities exchange, a national quotation service, the OTC Bulletin Board or the Pink Sheets; or if it is to be listed, whether or not there would be an interruption in the trading of our common stock. We believe that the listing of our stock on a recognized national trading market, such as NASDAQ, is an important part of our business and strategy. Such a listing helps our stockholders by providing a readily available trading market with current quotations. Without that, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded it by other parties. In that regard, listing on a recognized national trading market will also affect our ability to benefit from the use of its operations and expansion plans, including for use in licensing agreements, joint ventures, the development of strategic relationships and acquisitions, which are critical to our business and strategy and none of which is currently the subject of any agreement, arrangement or understanding, with respect to any future financing or strategic relationship it may undertake. The delisting from NASDAQ would result in negative publicity and would negatively impact our ability to raise capital in the future.

If we were delisted from NASDAQ, we may become subject to the trading complications experienced by “Penny Stocks” in the over-the-counter market.

Delisting from NASDAQ may depress the price of our common stock such that we may become a penny stock. The SEC generally defines a penny stock as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. We continue to be listed on NASDAQ. “Penny Stock” rules require, among other things, that any broker engaging in a purchase or sale of our securities provide its customers with: (i) a risk disclosure document, (ii) disclosure of market quotations, if any; (iii) disclosure of the compensation of the broker and its salespersons in the transaction; and (iv) monthly account statements showing the market values of our securities held in the customer’s accounts.

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

At August 19, 2013, we had 82,935,623 shares of common stock outstanding, 6,218,449 additional shares reserved for the exercise of outstanding options and restricted stock units, 4,497,724 shares available for future grant under our stock option plan and 1,000,000 shares of common stock reserved for issuance upon the exercise of outstanding warrants.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of August 19, 2013, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 10% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

We do not intend to pay dividends on our common stock. Until such time as we pay cash dividends our stockholders, must rely on increases in our stock price for appreciation.

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

Our headquarters is located at 300 The American Road, Morris Plains, New Jersey 07950, where we lease approximately 85,000 square feet of commercial office space, pursuant to a lease which is scheduled to expire in October 2031. The current base annual rate is $0.8 million, which is a fixed rate through October 2016 and increases thereafter every five years. Our manufacturing, regulatory, medical, research and development laboratories, and our finance, marketing and executive offices are currently located in this facility. We have subleased approximately 1,000 square feet to CMMI for their operations. We operate a 7,500 square-foot, manufacturing facility within our Morris Plains headquarters, which consists of four independent antibody manufacturing suites, several support areas, and a quality control laboratory. See Item 1 Business, “Manufacturing.” In addition, our European subsidiary, Immunomedics GmbH, leases executive office space in Darmstadt, Germany.

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

Market Price and Dividend Information

Our common stock is quoted on the NASDAQ Global Market under the symbol “IMMU.” The following table sets forth, for the last two fiscal years, the high and low sales prices for our common stock, as reported by the NASDAQ Global Market:

Fiscal Quarter Ended	High	Low
September 30, 2011	$4.33	$2.85
December 31, 2011	3.90	2.91
March 31, 2012	3.90	3.26
June 30, 2012	4.00	3.17

September 30, 2012	$3.70	$3.23
December 31, 2012	3.60	2.80
March 31, 2013	3.14	2.11
June 30, 2013	5.59	2.35

As of August 19, 2013, the closing sales price of our common stock on the NASDAQ Global Market was $5.08. As of August 16, 2013, there were approximately 471 stockholders of record of our common stock and, according to our estimates, approximately 13,153 beneficial owners of our common stock. We have not paid dividends on our common stock since inception and do not plan to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of June 30, 2013.

Plan Category	Number of securities to be issued upon vesting of restricted shares and exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	6,215,449	$3.04	4,505,224
Equity compensation plans not approved by security holders	—	—	—

Total	6,215,449	$3.04	4,505,224

(1)	Includes the Company’s 2002 Stock Option Plan and 2006 Stock Incentive Plan.

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

	6/30/08	6/30/09	6/30/10	6/30/11	6/30/12	6/30/13
Immunomedics	100	119	145	191	167	255
NASDAQ Composite	100	82	95	127	138	162
NASDAQ Pharmaceutical	100	98	101	131	154	213

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Item 6.	Selected Financial Data

The following table sets forth our consolidated financial data as of and for each of the five fiscal years ended June 30, 2013. The selected consolidated financial data as of and for each of the five fiscal years ended June 30, 2013, has been derived from our audited consolidated financial statements. The audited consolidated financial statements for the years ended June 30, 2013, 2012 and 2011 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal year ended June 30,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Statements of Operations
Revenues	$4,962	$32,734	$14,709	$60,930	$30,021
Cost and expenses	36,538	31,860	33,732	26,997	27,538
Arbitration settlement, net	16,739	—	—	—	—
Insurance proceeds received	2,638	—	279	—	—
Qualifying Therapeutic Discovery Project Program	—	—	2,889	—	—
Gain on sales and redemptions of auction rate securities	—	—	455	915	69
Impairment charge on auction rate securities	—	—	—	—	(2,350)
Interest and other income	10	19	240	789	1,175
Foreign currency transaction (loss) gain	(37)	13	26	130	(3)

(Loss) income before income tax (expense) benefit	(12,226)	906	(15,134)	35,767	1,374
Income tax (expense) benefit	(44)	(210)	(110)	1,229	900

Net (loss) income	(12,270)	696	(15,244)	36,996	2,274
Less net loss attributable to noncontrolling interest	(105)	(114)	(174)	—	—

Net (loss) income attributable to Immunomedics	$(12,165)	$810	$(15,070)	$36,996	$2,274

Net (loss) income per common share – basic	$(0.16)	$0.01	$(0.20)	$0.49	$0.03

Net (loss) income per common share – diluted	$(0.16)	$0.01	$(0.20)	$0.49	$0.03

Weighted average shares outstanding – basic	78,040	75,481	75,313	75,201	75,125

Weighted average shares outstanding – diluted	78,040	76,174	75,313	75,994	76,083

	As of June 30,
	2013	2012	2011	2010	2009
		(In thousands)
Balance Sheets
Cash, cash equivalents and current portion of auction rate securities	$41,326	$32,838	$27,098	$30,490	$27,391
Auction rate securities non-current(1)	—	—	—	8,222	17,458
Total assets	47,927	38,635	34,325	46,122	53,281
Stockholders’ equity(2)	$36,581	$31,739	$27,642	$40,719	$1,977

(1)	Auction rate securities that were not liquid as of the balance sheet date were classified as non-current assets.
(2)	We have never paid cash dividends on our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report on Form 10-K or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or the date of the document incorporated by reference in this Annual Report on Form 10-K, as applicable. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by applicable law. All subsequent forward-looking statements attributable to the Company or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Overview

We are a biopharmaceutical company primarily focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled, or “naked,” form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins, in each case to create highly targeted agents. Using these technologies, we have built a broad pipeline of therapeutic product candidates that utilize several different mechanisms of action. Our lead product candidate, epratuzumab, is currently in two Phase III clinical trials in lupus. In oncology, we are planning to launch a Phase III pivotal trial for clivatuzumab labeled with a radioisotope in pancreatic cancer patients. Other solid tumor therapeutics in Phase II clinical development include 2 antibody-drug conjugates, labetuzumab-SN-38 (IMMU-130) and hRS7-SN-38 (IMMU-132). We also have a majority ownership in IBC Pharmaceuticals, Inc., which is developing a novel DOCK-AND-LOCK™ (DNL™) method with us for making fusion proteins and multifunctional antibodies. DNL™ is being used particularly to make bispecific antibodies targeting cancers and infectious diseases as a T-cell redirecting immunotherapy, as well as bispecific antibodies for next-generation cancer and autoimmune disease therapies.

We have also been one of the first companies to test antibody combinations as a possibly improved method of cancer therapy, and as a result have also embarked on the development of bispecific (bifunctional) monoclonal antibodies targeting two distinct antigens on the same cancer cells. We believe that our portfolio of intellectual property, which includes approximately 227 active patents in the U.S. and more than 400 other issued patents worldwide, protects our product candidates and technologies.

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

From inception in 1982 through June 30, 2013, we had an accumulated deficit of approximately $229.3 million. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature or source of which cannot be predicted), our losses will continue as we conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years.

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

We allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Relative selling prices are determined using vendor specific objective evidence, if it exists; otherwise, third-party evidence or our best estimate of selling price is used for each deliverable.

Payments received under contracts to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Payments received in advance that are related to future performance are deferred and recognized as revenue when the research projects are performed. Upfront nonrefundable fees associated with license and development agreements where we have continuing involvement in the agreement are recorded as deferred revenue and recognized over the estimated service period. We estimate the period of continuing involvement based on the best evidential matter available at each reporting period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis.

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

Foreign Currency Risks

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at the period-end exchange rates, and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity and are included in the determination of comprehensive income (loss), including long-term investments in consolidated subsidiaries. Transaction gains and losses are included in the determination of net income (loss).

Stock Based Compensation

We currently have an Employee Share Option Plan, or the Plan, which permits the grant of share options and shares to our employees, of which 4.5 million stock options were still available for future grant. A summary of this plan is provided in Note 6 to the consolidated financial statements. We believe that such awards better align the interests of our employees with those of our shareholders. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan).

The fair value of each option granted during the years ended June 30, 2013, 2012 and 2011 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the following table:

	Years ended June 30,
	2013	2012	2011
Expected dividend yield	0%	0%	0%
Expected option term (years)	5.35	5.32	5.42
Expected stock price volatility	69%	80%	88%
Risk-free interest rate	0.98% - 1.84%	1.01% - 2.46%	2.33% - 2.86%

The weighted average fair value at the date of grant for options granted during the years ended June 30, 2013, 2012 and 2011 were $2.12, $2.23 and $2.53 per share, respectively. We used historical data to estimate forfeitures. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated using our daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

We have a total of 1,642,733 shares underlying non-vested options and restricted stock grants outstanding as of June 30, 2013. As of June 30, 2013, 2012 and 2011 there was $3.6 million, $3.3 million and $3.4 million, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.62 years. The weighted average remaining contractual terms of the exercisable shares is 2.59 years and 2.95 years as of June 30, 2013 and 2012, respectively.

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

Impairment of Assets

We review our long-lived assets for impairment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon our judgment of our ability to recover the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated. Based on our review, we believe there is no impairment at June 30, 2013.

Manufacturing Costs

Manufacturing costs incurred in relation to the development of materials produced in order to fulfill contractual obligations are capitalized and are recorded in other current assets until the product is delivered in accordance with the terms of the agreement.

Life Insurance Policies

We have life insurance policies on Dr. Goldenberg, which are for the benefit of the Company. When the Company is the beneficiary of the policy, and there are no other contractual arrangements between the Company and Dr. Goldenberg, we recognize the amount that could be realized under the insurance arrangement as an asset on the balance sheet.

Results of Operations

Fiscal Year 2013 compared to Fiscal Year 2012

Revenues

Revenues for the fiscal year ended June 30, 2013 were $5.0 million as compared to $32.7 million for the fiscal year ended June 30, 2012, representing a decrease of $27.7 million or 85%. The decrease was primarily due to $28.4 million of non-recurring license fee revenue earned during fiscal 2012 under the terms of the Amendment Agreement with UCB. Product sales of LeukoScan in Europe for the years ended June 30, 2013 and 2012 were $3.0 million and $3.5 million, respectively, representing a decrease of $0.5 million, or 14%, as sales volume of LeukoScan in Europe has declined from the prior year as a result of regulatory filings that are currently in process which has limited the supply of LeukoScan available for sale. Research and development revenues for the year ended June 30, 2013 were $1.8 million as compared to $0.8 million for the same period in 2012, an increase of $1.0 million, or 125%, due to the timing of grant programs in the current period and increase in the number of grant programs during the current year.

Costs and Expenses

Total costs and expenses for the fiscal year ended June 30, 2013 were $36.5 million as compared to $31.9 million in the fiscal year ended June 30, 2012, representing an increase of $4.6 million, or 14%. Research and development expenses for the fiscal year ended June 30, 2013 increased by $4.4 million, or 18%, to $29.2 million from $24.8 million in fiscal year ended June 30, 2012. This increase resulted primarily from an increase of $2.5 million of clinical trial related expenses largely driven by increased costs for the clivatuzumab phase Ib clinical trial (completed during fiscal year 2013), and antibody-drug conjugates’ clinical trials and a decrease of $2.0 million of research and development expense reimbursements from the previous year. Cost of goods sold was $0.4 million in each of the fiscal years ended June 30, 2013 and 2012. Gross profit margins were 87% and 88% for fiscal years 2013 and 2012, respectively.

Sales and marketing expenses for each of the years ended June 30, 2013 and 2012 were $0.8 million, respectively. General and administrative expenses for fiscal year 2013 increased by $0.4 million, or 7%, from $5.8 million in fiscal year 2012 to $6.2 million in fiscal year 2013, due primarily to insurance and employee related expenses.

Arbitration Settlement, net

On April 15, 2009, we initiated an arbitration proceeding before FINRA against its former investment advisor/broker-dealer, Banc of America Investment Services, Inc. and Banc of America Securities, LLC, relating to its prior investment in certain securities. On March 27, 2013 we reached a settlement in such matter. Pursuant to the settlement, we received a gross settlement amount of $18.0 million, dismissed the proceeding with prejudice, and together with the broker-dealer, released each other from all claims and liabilities arising out of the arbitration. We received the net amount of approximately $16.7 million after payment of expenses and legal fees.

Insurance Proceeds

Insurance proceeds totaling $2.6 million were received during the year ended June 30, 2013 as a result of insurance claims for an equipment failure during the 2011 fiscal year. A cash payment for a business interruption insurance claim of $2.5 million was received in October 2012, which had resulted from the equipment failure that had limited the production of materials necessary for certain research and product development. There was no such claim for the previous year. In addition, proceeds of $0.1 million were also received in September 2012 for a property claim regarding the same equipment failure.

Income Tax Expense

Income tax expense was $44 thousand and $0.2 million for the fiscal years ended June 30, 2013 and 2012, respectively. Income tax expense in 2012 was higher than in 2013 due to profitability in domestic operations in fiscal year 2012. Income tax expense for both periods includes income taxes on profitable foreign operations.

Net Income Attributable to Immunomedics, Inc.

Net loss attributable to Immunomedics, Inc. common stockholders for fiscal year 2013 is $12.2 million, or $0.16 per share, as compared to net income of $0.8 million, or $0.01 per share, in fiscal year 2012.

Fiscal Year 2012 compared to Fiscal Year 2011

Revenues

Revenues for the fiscal year ended June 30, 2012 were $32.7 million as compared to $14.7 million for the fiscal year ended June 30, 2011, representing an increase of $18.0 million, or 122%. The increase was primarily due to an increase in license fee revenue. In fiscal 2012, $28.4 million of license fee revenue was earned by us under the terms of the Amendment Agreement with UCB whereby UCB received the right to sublicense to a third party (subject to our consent of the sublicensee and sublicensing agreement), a license to develop, manufacture, market and sell our drug epratuzumab, for the United States and certain other territories. During the 2011 fiscal year, we recognized as revenue the receipt of $10.0 million for milestone payments under the terms of the Nycomed Agreement. Product sales of LeukoScan in Europe were comparable for each of the years ended June 30, 2012 and 2011 at $3.5 million and $3.6 million, respectively. Research and development revenues for the year ended June 30, 2012 were $0.8 million as compared to $1.0 million for the same period in 2011, a decrease of $0.2 million, or 20%, due to a decline in government funded research grants.

Costs and Expenses

Total costs and expenses for the fiscal year ended June 30, 2012 were $31.9 million as compared to $33.7 million in the fiscal year ended June 30, 2011, representing a decrease of $1.8 million, or 5%. Research and development expenses for the fiscal year ended June 30, 2012 decreased by $0.6 million, or 2%, to $24.8 million from $25.4 million in fiscal year ended June 30, 2011. This decrease resulted primarily from $1.3 million of lower spending for clinical trials, partially offset by higher outside services. Reimbursement of research and development expenses for the 2012 fiscal year increased to $2.2 million compared to $2.0 million in fiscal 2011, but is expected to decline significantly subsequent to June 30, 2012. Cost of goods sold was $0.4 million in each of the fiscal years ended June 30, 2012 and 2011. Gross profit margins were 88% for both the 2012 and 2011 fiscal years.

Sales and marketing expenses remained unchanged at $0.8 million for both the 2012 and 2011 fiscal years. General and administrative expenses for fiscal year 2012 decreased by $1.3 million, or 18%, from $7.1 million in fiscal year 2011 to $5.8 million in fiscal year 2012. This decrease is primarily attributable to $1.9 million of decreased legal expenses principally related to lower expenses pertaining to the FINRA arbitration hearing and other legal matters for the year ended 2011. This decrease in general and administrative expenses was partially offset by recognition of additional incentive compensation to our Chairman in accordance with his employment agreement resulting from the Company’s profitability for the 2012 fiscal year.

Qualifying Therapeutic Discovery Project Program (QTDP)

On October 29, 2010, we were awarded a cash grant of approximately $2.9 million under the QTDP program administered under Section 48D of the Internal Revenue Code. We recognized the full $2.9 million of the grant as of the date of notification since we had already incurred all of the qualifying expenses as of the date of notification. Since this program was non-recurring in nature, we elected to classify this payment as other income in the Consolidated Statement of Comprehensive (Loss) Income for the year ended June 30, 2011. There was no similar program in the fiscal year ended June 30, 2012.

Gain on Sales and Redemptions on Auction Rate Securities (ARS)

A gain of $0.5 million was reported for the year ended June 30, 2011 on the sales and redemptions of ARS with a carrying value of $9.0 million (par value of $11.0 million). There were no such sales for the fiscal year ended June 30, 2012.

Interest and Other Income

Interest and other income of $19 thousand for the year ended June 30, 2012 decreased from $0.2 million for the same period in 2011. This decline was primarily due to the inclusion in fiscal 2011 of the amortization of the discount for the auction rate securities of $0.1 million.

Income Tax Expense

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

Research and Development Expenses

Research and development expenses for our product candidates in development were $29.2 million for fiscal year ended June 30, 2013, $24.8 million for fiscal year ended June 30, 2012 and $25.4 million for the fiscal year ended June 30, 2011. Research and development expenses increased by $4.4 million in fiscal year 2013, or 18%, as compared to fiscal year 2012. Research and development expenses decreased $0.6 million in fiscal year 2012, or 2%, as compared to fiscal 2011.

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

	Years Ended June 30,
	2013	2012	2011
	(in thousands)
Research Costs	$5,962	$6,602	$6,166
Product Development Costs	23,203	18,222	19,203

Total	$29,165	$24,824	$25,369

Research Costs

Research costs decreased by $0.6 million, or 9%, for the year ended June 30, 2013 compared to June 30, 2012. Research costs increased by $0.4 million, or 7%, for the year ended June 30, 2012 compared to June 30, 2011. The changes in research costs primarily relate to the following:

Personnel costs were $2.8 million in fiscal 2013 as compared to $2.9 million in fiscal 2012, a decrease of $0.1 million, or 3%, due to higher employee turnover offset by salary increases. Personnel costs were $2.9 million for 2012 and $2.7 million in 2011, the increase was due to salary increases and low employee turnover.

The use of outside research and testing services in fiscal 2013 was $0.3 million, a decrease of $0.1 million, or 25%, from 2012. The decrease resulted from less outside testing required for the current year’s research projects. The use of outside research and testing services in fiscal 2012 was $0.4 million, an increase of $0.2 million, or 100%, over 2011. This increase was primarily the result of increased outside research and testing procedures.

Indirect administrative and support services that are allocated to research based on research spending levels for fiscal 2013 was $0.9 million as compared to $1.2 million in 2012. This decrease was a result of greater emphasis on spending in the product development area as compared to the research area and therefore a lower level of indirect spending to be absorbed into the research category. For fiscal 2012 these expenses were $1.2 million as compared to $1.0 million in 2011, an increase of $0.2 million, or 20%, primarily as a result of increased employee-related costs.

Product Development Costs

Product development costs for the year ended June 30, 3013 in total increased by $5.0 million, or 27%, to $23.2 million as compared to 2012. Product development costs for the year ended June 30, 2012 in total decreased by $1.0 million or 5% to $18.2 million as compared to 2011. The changes in product development costs primarily relate to the following:

Clinical trial expenses in fiscal year 2013 were $4.0 million as compared to $1.5 million in fiscal year 2012, an increase of $2.5 million primarily due to the increased costs resulting from the clivatuzumab phase Ib clinical trial that was completed during fiscal year 2013 and the new antibody-drug conjugates’ clinical trials. Clinical trial expenses in fiscal year 2012 of $1.5 million represented a decrease of $1.3 million, or 46%, from 2011. This reduction was primarily the result of the completion of the clivatuzumab tetraxetan (hPAM4) Phase IIb clinical trial during the 2012 fiscal year.

Previously the Company has benefited from cost efficiencies realized on labor and overhead as a result of efforts on the development of veltuzumab for Takeda-Nycomed, for which the Company has been reimbursed. In fiscal 2013, the level of reimbursement received from Takeda-Nycomed decreased from $2.2 million received in fiscal 2012 to $0.2 million. In fiscal 2012, the level of reimbursement received from Takeda-Nycomed increased $0.2 million, from $2.0 million received in 2011. The Company expects the reimbursement from Takeda-Nycomed for fiscal 2014 to remain at the 2013 level or to decline further.

Personnel costs in fiscal 2013 were $6.8 million, an increase of $0.7 million, or 11%, as compared to 2012, primarily due to increased hiring in the product development area for manufacturing requirements and additional clinical trial activity, as well as salary increases. Personnel costs in fiscal 2012 were $6.1 million, a decrease of $0.1 million, or 2%, as compared to 2011, with salary increases in 2012 offset by lower employee levels during the year.

Patent expenses for fiscal 2013 were $1.6 million, a decrease of $0.1 million, or 6%, from 2012. Patent expenses for fiscal 2012 were $1.7 million, a decrease of $0.3 million, or 15%, from 2011. The reductions were primarily due to the completion of patent related expenses for legal actions during both fiscal years, resulting in lower professional fees.

Lab supplies and chemical reagent costs were $2.8 million in fiscal 2013, an increase of $1.1 million, or 65%, from 2012. This increase was primarily a result of higher level of manufacturing development requirements related to additional clinical trial agreements the Company entered into and grant related requirements during fiscal year 2013. Lab supplies and chemical reagent costs were $1.7 million in fiscal 2012, a decrease of $0.3 million, or 15%, from 2011. This reduction was primarily the result of lower levels of clinical trial participation during the year, partially offset by a slightly higher level of manufacturing development requirements for veltuzumab product for Takeda-Nycomed.

Expenses for outside testing were $2.1 million in fiscal 2013, an increase of $0.7 million, or 50%, from 2012. This increase was a result of increased material testing for process validation and offsite lyophilization relating to product development for manufacturing and grant program requirements during the fiscal 2013. Expenses for outside testing were $1.4 million in fiscal 2012, an increase of $0.5 million, or 55%, from 2011. This increase was the result of increased testing for process validations and offsite lyophilization for product development.

Indirect administrative and support services that are allocated to development based on spending levels increase by $0.4 million, or 13%, to $3.4 million in fiscal year 2013, primarily as a result of increased spending in the product development area as compared to the research area, resulting in a higher proportion of indirect costs. Indirect administrative and support services that are allocated to development based on spending levels increased by $0.3 million, or 7%, to $3.0 million in fiscal year 2012, primarily as a result of increased employee-related costs.

Completion of clinical trials may take several years or more. The length of time varies according to the type, complexity and the disease indication of the product candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following periods:

Clinical Phase	Estimated Completion Period (Years)
I	0-1
II	1-2
III	1-4

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

Discussion of Cash Flows

Cash flows from operating activities. Net cash used in operating activities for the year ended June 30, 2013 was $5.9 million, compared to cash provided by operations of $4.9 million for the year ended June 30, 2012. The decrease in the current fiscal year’s cash flow provided by operations is primarily due to the receipt of $28.4 million attributable to the UCB Amendment Agreement in 2012, offset in part by the $16.7 million of proceeds from the arbitration settlement and $2.6 million in insurance proceeds received during the current fiscal year.

For fiscal 2012, net cash provided by operating activities was $4.9 million as compared to $12.2 million used in operations for fiscal 2011. The increase in cash flow provided by operations was primarily due to the receipt of $28.4 million attributable to the UCB Amendment Agreement, offset in part by the milestone payments totaling $10.0 million that were received from Takeda-Nycomed in 2011 and the non-recurring $2.5 million received under the QTDP program in the 2011 fiscal year.

Cash flows from investing activities. Net cash used in investing activities was $0.5 million in fiscal 2013, as compared to $0.6 million net cash used in investing activities for the 2012 fiscal year. The decrease in cash flow from investing activities for the 2013 fiscal year is primarily due to $0.1 million in proceeds received from an insurance claim in the current year.

Net cash used in investing activities was $0.6 million in fiscal 2012, as compared to $9.2 million net cash provided by investing activities for the 2011 fiscal year. The decrease in cash flow from investing activities for the 2012 fiscal year is primarily due to the prior year’s receipt of $9.5 million from the proceeds from the sales and redemption of auction rate securities and $0.3 million in proceeds from an insurance claim, which were not repeated in the 2012 fiscal year.

Cash flows from financing activities. Net cash provided by financing activities for the year ended June 30, 2013 was $14.8 million, resulting primarily from the approximately $14.8 million of cash proceeds received from the sale of 7,000,000 shares of common stock at $2.30 per share in the current fiscal period. Net cash provided by financing activities for the year ended June 30, 2012 was $1.7 million, resulting primarily from the issuance of a warrant to acquire 1,000,000 shares of the Company’s common stock to UCB as part of the UCB Amendment Agreement. Net cash provided by financing activities for the year ended June 30, 2011 was $0.1 million, primarily resulting from the exercise of employee stock options.

At June 30, 2013, we had working capital of $35.3 million, representing an increase of $5.4 million from the $29.9 million in working capital that we had at June 30, 2012. The increase was primarily a result of the net proceeds of $14.8 million received from the issuance of 7,000,000 shares of our common stock and the arbitration settlement of $16.7 million, during the current fiscal year, offset in part by operating loss incurred in the normal course of business.

At June 30, 2012, we had working capital of $29.9 million, representing an increase of $5.2 million from the $24.7 million in working capital that we had at June 30, 2011. This increase in working capital was primarily a result of the $4.6 million net cash provided by operations.

Our cash and cash equivalents of $41.3 million at June 30, 2013 represented an increase of $8.5 million from $32.8 million at June 30, 2012. The increase for fiscal year 2013 was primarily attributable to the net proceeds received from the issuance of 7,000,000 shares of common stock, the arbitration settlement, and insurance proceeds during the current fiscal year offset in part by the operating loss incurred in the normal course of business.

Our cash and cash equivalents of $32.8 million at June 30, 2012 represented an increase of $5.7 million from $27.1 million at June 30, 2011. The increase for fiscal year 2012 was primarily attributable to the $4.6 million in cash provided by operations and $1.8 million in net cash flow from financing activities, principally the issuance of common stock purchase warrants to UCB.

Other Liquidity Matters

We have $41.3 million of unrestricted cash and cash equivalents at June 30, 2013. Based on our expected cash utilization rate, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. Cash requirements in fiscal year 2014 are expected to increase to $24.0 - $26.0 million, which includes expenses related to our ADC programs and certain expenses to initiate our anticipated clivatuzumab Phase III clinical trial for the treatment of patients with pancreatic cancer. Our Phase Ib clinical trial of clivatuzumab in patients with pancreatic cancer was completed during the 2013 fiscal year. In fiscal 2014, we plan to launch a Phase III clinical trial with Y-90-labeled clivatuzumab tetraxetan in combination with low-dose gemcitabine as a therapy for pancreatic cancer patients with two or more prior treatments. We will require additional funding in order to complete this Phase III clinical trial.

We plan to continue pursuing sources of financing including, potential payments from partners, (including any cash payment that we might receive in connection with a sublicense involving a third party and UCB, which is not within our control), licensing arrangements, grants or other financing sources.

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

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility and employment contracts in effect for our Chairman of the Board, Chief Medical Officer and Chief Scientific Officer and the President/Chief Executive Officer. We have identified and quantified the significant commitments in the following table for the fiscal years ending June 30:

	Payments Due by Period (in thousands)
Contractual Obligation	2014	2015	2016	2017	2018	Thereafter	Total
Operating Lease(1)	$838	$838	$838	$929	$974	$14,173	$18,590
Employment Contracts(2)	1,234	675	675	—	—	—	2,584

TOTAL	$2,072	$1,513	$1,513	$929	$974	$14,173	$21,174

(1)	The operating lease for our Morris Plains, New Jersey facility expires in October 2031 and is at a base annual rental rate of $0.8 million, which has a fixed rate through October 2016 with increases thereafter every five years.
(2)	Included are amounts due under employment contracts with David M. Goldenberg, our Chief Medical Officer and Chief Scientific Officer, through 2016 and Cynthia Sullivan, our President and Chief Executive Officer, through 2014. The five-year employment contract with David M. Goldenberg was entered into effective July 1, 2011. This contract also included a minimum royalty agreement, a percentage of the consideration the Company receives from licensing agreements, sales of intellectual properties and disposition of undeveloped assets, as disclosed in the employment agreement. The amounts included above are only the minimum payments and do not include possible adjustments to existing salaries, additional incentive compensation or potential bonus payments as set forth in the employment contract.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standard Update (“ASU”) 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”).” ASU 2013-02 requires entities to disclose additional information about reclassification adjustments, including changes in AOCI balances by component and significant items reclassified out of AOCI. The Company will adopt ASU 2013-02 in the first quarter of fiscal year 2014, which will not have a significant impact on its financial statements.

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

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments. One of our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. A one percent change (100 basis points) in interest rates on our investments would have impacted interest income by a nominal amount for the year ended June 30, 2013.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Immunomedics, Inc.

We have audited the accompanying consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immunomedics, Inc. and subsidiaries at June 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Immunomedics, Inc.’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework and our report dated August 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Iselin, New Jersey

August 22, 2013

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$41,326,000	$32,838,096
Accounts receivable, net of allowance for doubtful accounts of $49,265 and $54,809 at June 30, 2013 and 2012, respectively	622,830	659,958
Inventory	1,030,480	415,876
Other receivables	627,757	389,002
Prepaid expenses	432,660	582,601
Other current assets	1,175,883	593,900

Total current assets	45,215,610	35,479,433
Property and equipment, net	2,086,911	2,527,500
Value of life insurance policies	594,832	598,288
Other long-term assets	30,000	30,000

	$47,927,353	$38,635,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$7,164,946	$5,412,169
Deferred revenues	2,780,309	182,631

Total current liabilities	9,945,255	5,594,800
Other liabilities	1,400,728	1,301,212
Commitments and Contingencies (Note 11)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2013 and 2012	—	—
Common stock, $.01 par value; authorized 135,000,000 shares; issued 82,841,123 shares and outstanding 82,806,398 shares at June 30, 2013; and issued 75,597,066 shares and 75,562,341 shares outstanding at June 30, 2012	828,411	755,970
Capital contributed in excess of par	265,688,408	248,737,450
Treasury stock, at cost: 34,725 shares at June 30, 2013 and 2012	(458,370)	(458,370)
Accumulated deficit	(229,253,892)	(217,088,442)
Accumulated other comprehensive income	161,830	80,161

Total Immunomedics, Inc. stockholders’ equity	36,966,387	32,026,769

Noncontrolling interest in subsidiary	(385,017)	(287,560)

Total stockholders’ equity	36,581,370	31,739,209

	$47,927,353	$38,635,221

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years ended June 30,
	2013	2012	2011
Revenues:
License fee and other revenues	$126,667	$28,418,000	$10,126,550
Product sales	2,991,129	3,517,739	3,607,685
Research and development	1,844,201	798,088	975,244

Total revenues	4,961,997	32,733,827	14,709,479

Costs and Expenses:
Costs of goods sold	392,722	427,035	419,352
Research and development	29,165,111	24,824,024	25,368,586
Sales and marketing	826,375	846,025	828,148
General and administrative	6,154,214	5,762,576	7,116,055

Total costs and expenses	36,538,422	31,859,660	33,732,141

Operating (loss) income	(31,576,425)	874,167	(19,022,662)
Arbitration settlement, net	16,739,282	—	—
Insurance proceeds received	2,637,879	—	279,010
Qualifying Therapeutic Discovery Project Program	—	—	2,888,688
Gain on sales and redemptions of auction rate securities	—	—	454,428
Interest and other income	10,557	18,762	239,999
Foreign currency transaction (loss) gain, net	(37,434)	13,234	26,010

(Loss) income before income tax expense	(12,226,141)	906,163	(15,134,527)
Income tax expense	(44,070)	(209,785)	(109,880)

Net (loss) income	(12,270,211)	696,378	(15,244,407)
Less net loss attributable to noncontrolling interest	(104,761)	(113,574)	(173,986)

Net (loss) income attributable to Immunomedics, Inc.	$(12,165,450)	$809,952	$(15,070,421)

(Loss) earnings per common share attributable to Immunomedics, Inc:
Basic	$(0.16)	$0.01	$(0.20)

Diluted	$(0.16)	$0.01	$(0.20)

Weighted average shares used to calculate (loss) earnings per common share:
Basic	78,040,005	75,481,007	75,313,349

Diluted	78,040,005	76,174,377	75,313,349

Other comprehensive (loss) income , net of tax:
Foreign currency translation adjustments	81,669	(314,508)	262,151
Unrealized loss on securities available for sale	—	—	(208,696)

Other comprehensive (loss) income	81,669	(314,508)	53,455

Comprehensive (loss) income	(12,188,542)	381,870	(15,190,952)

Less comprehensive (loss) attributable to noncontrolling interest	(104,761)	(113,574)	(173,986)

Comprehensive (loss) income attributable to Immunomedics, Inc.	$(12,083,781)	$495,444	$(15,016,966)

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Immunomedics, Inc. Stockholders						Noncontrolling Interest	Total
	Common Stock		Capital Contributed in Excess of Par	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount
Balance, at June 30, 2010	75,296,565	$752,965	$242,910,779	$(458,370)	$(202,827,973)	$341,214	$—	$40,718,615
Exercise of stock options, net	92,460	925	242,604					243,529
Stock based compensation	74,041	740	1,870,031					1,870,771
Other comprehensive income						53,455		53,455
Net loss					(15,070,421)		(173,986)	(15,244,407)

Balance, at June 30, 2011	75,463,066	$754,630	$245,023,414	$(458,370)	$(217,898,394)	$394,669	$(173,986)	$27,641,963
Issuance of common stock purchase warrant			1,582,000					1,582,000
Exercise of stock options, net	59,126	592	171,223					171,815
Stock based compensation	74,874	748	1,960,813					1,961,561
Other comprehensive loss						(314,508)		(314,508)
Net income (loss)					809,952		(113,574)	696,378

Balance, at June 30, 2012	75,597,066	$755,970	$248,737,450	$(458,370)	$(217,088,442)	$80,161	$(287,560)	$31,739,209
Issuance of common stock, net	7,000,000	70,000	14,715,408					14,785,408
Exercise of stock options, net	88,594	886	265,170					266,056
Stock based compensation	155,463	1,555	2,016,939					2,018,494
Other comprehensive income						81,669		81,669
Share purchases of majority-owned subsidiary			(46,559)				7,304	(39,255)
Net loss					(12,165,450)		(104,761)	(12,270,211)

Balance, at June 30, 2013	82,841,123	$828,411	$265,688,408	$(458,370)	$(229,253,892)	$161,830	$(385,017)	$36,581,370

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(12,270,211)	$696,378	$(15,244,407)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,036,035	1,496,783	1,477,639
Amortization of deferred revenue	(176,667)	(128,956)	(118,213)
Gain on insurance claim for equipment failure	(137,879)	—	(279,010)
(Credit) charge for allowance for doubtful accounts	(5,544)	22,797	(20,007)
Non-cash expense related to stock compensation	2,265,460	2,059,939	1,966,899
Amortization of discounts of auction rate securities	—	—	(120,114)
Gain on sales/redemptions of auction rate securities	—	—	(454,428)
Changes in operating assets and liabilities:
Accounts receivable	66,755	54,225	(288,399)
Inventories	(617,954)	(126,272)	245,105
Other assets	(684,004)	491,270	(748,611)
Accounts payable and accrued expenses	1,750,590	66,747	1,242,315
Deferred revenue	2,774,345	108,692	—
Other liabilities	99,516	166,720	155,214

Net cash (used in) provided by operating activities	(5,899,558)	4,908,323	(12,186,017)

Cash flows from investing activities:
Additions to property and equipment	(595,446)	(568,133)	(605,988)
Proceeds from insurance claim for equipment failure	137,879	—	279,010
Proceeds from sales and redemptions of auction rate securities	—	—	9,545,000

Net cash (used in) provided by investing activities	(457,567)	(568,133)	9,218,022

Cash flows from financing activities:
Issuance of common stock, net of fees	14,785,408	—	—
Payments for stock plan activity	(246,966)	(98,378)	(96,128)
Share purchases of majority-owned subsidiary	(39,255)	—	—
Exercise of stock options, net	266,056	171,815	243,529
Issuance of common stock purchase warrant	—	1,582,000	—

Net cash provided by financing activities	14,765,243	1,655,437	147,401

Effect of changes in exchange rates on cash and cash equivalents	79,786	(255,141)	384,974

Increase (decrease) in cash and cash equivalents	8,487,904	5,740,486	(2,435,620)
Cash and cash equivalents at beginning of period	32,838,096	27,097,610	29,533,230

Cash and cash equivalents at end of period	$41,326,000	$32,838,096	$27,097,610

Supplemental information for the statement of cash flows:
Cash paid for income taxes	$135,023	$23,144	$441,531

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Overview

Immunomedics, Inc., a Delaware corporation (“Immunomedics” or the “Company”) is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. The Company has continued to transition its focus away from the development and commercialization of diagnostic imaging products in order to accelerate the development of its therapeutic product candidates, although the Company manufactures and commercializes its one product, LeukoScan® in territories where regulatory approvals have previously been granted in Europe, Canada and in certain other markets outside the U.S. LeukoScan® is indicated for diagnostic imaging for determining the location and extent of infection/inflammation in bone in patients with suspected osteomyelitis, including patients with diabetic foot ulcers. The Company has two foreign subsidiaries, Immunomedics B.V. in the Netherlands and Immunomedics GmbH in Darmstadt, Germany, to assist the Company in managing sales efforts and coordinating clinical trials in Europe. In addition, included in the accompanying financial statements is the majority-owned U.S. subsidiary, IBC Pharmaceuticals, Inc. (“IBC”), which has been working since 1999 on the development of novel cancer radiotherapeutics using patented pretargeting technologies with proprietary, bispecific antibodies.

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

The Company has $41.3 million of unrestricted cash and cash equivalents as of June 30, 2013. Based on the Company’s expected cash utilization rate, the Company believes it has sufficient funds to continue its operations and research and development programs for at least the next twelve months. Cash requirements in fiscal year 2014 are expected to increase to $24.0 - $26.0 million, which includes expenses related to the antibody-drug conjugate, or ADC programs and certain expenses to initiate the Company’s anticipated clivatuzumab Phase III clinical trial for the treatment of patients with pancreatic cancer. The Company’s Phase Ib clinical trial of clivatuzumab in patients with pancreatic cancer was completed during the 2013 fiscal year. In fiscal 2014, the Company plans to launch a Phase III clinical trial with Y-90-labeled clivatuzumab tetraxetan in combination with low-dose gemcitabine as a therapy for pancreatic cancer patients with two or more prior treatments. The Company will require additional funding in order to complete this Phase III clinical trial.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Examples of the Company’s significant estimates include accrued liabilities and stock compensation expenses.

Foreign Currencies

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity in the Consolidated Balance Sheets and the Consolidated Statements of Changes in Stockholders’ Equity and are included in the determination of comprehensive (loss) income in the Consolidated Statements of Comprehensive (Loss) Income, including long-term investments in consolidated subsidiaries. Transaction gains and losses are included in the determination of net (loss) income in the Consolidated Statements of Comprehensive (Loss) Income. As of June 30, 2013 and 2012, the cumulative unrealized foreign currency translation gain included in other comprehensive income was approximately $0.2 million and $0.1 million, respectively.

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

Concentration of Credit Risk

Cash, cash equivalents and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. For the 2013 fiscal year the Company had one customer who accounted for approximately 11% of total revenue. For fiscal years 2012 and 2011 refer to Note 10 for revenues from licensing transactions. Immunomedics periodically invests its cash in debt instruments of banks and financial institutions with strong credit ratings. Immunomedics has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates.

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

Financial assets recorded on the consolidated balance sheets as of June 30, 2013 and 2012 are categorized based on the inputs to the valuation techniques as follows (in thousands):

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

	Level 1	Level 2	Level 3	Total
June 30, 2013
Money Market Funds	$38,327	$—	$—	$38,327

Total	$38,327	$—	$—	$38,327

June 30, 2012
Money Market Funds	$29,316	$—	$—	$29,316

Total	$29,316	$—	$—	$29,316

The money market funds noted above are included in cash and cash equivalents in the consolidated balance sheets. We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the fiscal year 2013.

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

Inventory

Inventory, which consists of the finished product and work in process of LeukoScan, is stated at the lower of cost (on a first-in, first-out basis) or market, and includes materials, labor and manufacturing overhead. An inventory reserve is recorded for finished product that is not deemed to be saleable, if necessary. As of June 30, 2013 and 2012 no reserve was deemed to be necessary.

Property and Equipment and Impairment of Assets

Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives (5-10 years) of the respective assets. Leasehold improvements are capitalized and amortized over the lesser of the remaining life of the lease or the estimated useful life of the asset. Immunomedics reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. Immunomedics assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows. To date the Company has not taken any impairment charges on property and equipment.

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

Payments received under contracts to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Payments received in advance that are related to future performance are deferred and recognized as revenue when the research projects are performed. Upfront nonrefundable fees associated with license and development agreements where the Company has continuing involvement in the agreement are recorded as deferred revenue and recognized over the estimated service period. The Company estimates the period of continuing involvement based on the best evidential matter available at each reporting period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis.

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

Manufacturing Costs

Manufacturing costs incurred in relation to the development of materials produced in order to fulfill contractual obligations are capitalized and are recorded in other current assets until the product is delivered in accordance with the terms of the agreement.

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

The Company does not have an accrual for uncertain tax positions as of June 30, 2013 or 2012. The U.S. Federal statute of limitation remains open for the fiscal years 2008 onward. The Company’s tax returns filed in foreign jurisdictions remain open for the fiscal years 2009 onward. State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return. The Company conducts business and files tax returns in New Jersey.

Net (Loss) Income Per Share Allocable to Common Stockholders

Basic net (loss) income per share is based upon the number of weighted average number of shares of common stock and vested restricted shares outstanding. Diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. During fiscal years 2013 and 2011, no potential shares of common stock were included in the calculation since their affect would be anti-dilutive due to the operating losses. For fiscal year 2012, diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock that result from the assumed exercise of outstanding stock options and warrant shares, with exercise prices less than the average market price of the Company’s common stock during the year ended June 30, 2013, 2012, and 2011, are calculated under the treasury stock method. All other outstanding stock options and warrant shares have been excluded from the calculation.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income, net unrealized gains on securities available for sale and foreign currency translation adjustments and is presented in the Consolidated Statements of Comprehensive (Loss) Income.

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

The fair value of each option granted during the years ended June 30, 2013, 2012 and 2011 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the following table:

	Years ended June 30,
	2013	2012	2011
Expected dividend yield	0%	0%	0%
Expected option term (years)	5.35	5.32	5.42
Expected stock price volatility	69%	80%	88%
Risk-free interest rate	0.98% - 1.84%	1.01% - 2.46%	2.33% - 2.86%

The weighted average fair value at the date of grant for options granted during the years ended June 30, 2013, 2012 and 2011 were $2.12, $2.23 and $2.53 per share, respectively. The Company uses historical data to estimate forfeitures. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated based on the Company’s daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company has 1,642,733 non-vested options and restricted stock shares outstanding. As of June 30, 2013, 2012 and 2011, there was $3.6 million, $3.3 million and $3.4 million, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.62 years. The weighted average of remaining contractual terms of the exercisable shares is 2.59 years and 2.95 years as of June 30, 2013 and 2012, respectively.

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

Insurance Proceeds

Insurance proceeds totaling $2.6 million were received during the fiscal year 2013 as a result of insurance claims from an equipment failure during the 2011 fiscal year. A cash payment for a business interruption insurance claim of $2.5 million was received, which had resulted from the equipment failure that had limited the production of materials necessary for certain research & product development. There was no such claim for the previous year. In addition, for fiscal years ended June 30, 2013 and 2011 proceeds of $0.1 million and $0.3 million, respectively, were also recorded from a property claim regarding the same equipment failure. The proceeds received from these claims are classified as a separate other income component in the consolidated statement of comprehensive (loss) income.

Reclassification

Certain 2012 and 2011 balances have been reclassified to conform to the 2013 presentation. These reclassifications related to insurance claims for equipment failure in the statements of comprehensive (loss) income, deferred revenues in the balance sheets, and deferred revenue and payments of taxes for stock plan activity in the statements of cash flows. In addition, the Company has corrected its 2012 and 2011 statement of cash flows related to the immaterial impact of changes in foreign currency exchange rates on cash and cash equivalents and changes in operating assets and liabilities.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”).” ASU 2013-02 requires entities to disclose additional information about reclassification adjustments, including changes in AOCI balances by component and significant items reclassified out of AOCI. The Company will adopt ASU 2013-02 in the first quarter of fiscal year 2014, which will not have a significant impact on its financial statements.

3.	Inventory

Inventory consisted of the following at June 30 (in thousands):

	2013	2012
Work in process	$914	$—
Finished goods	116	416

Total	$1,030	$416

4.	Property and Equipment

Property and equipment consisted of the following at June 30 (in thousands):

	2013	2012
Machinery and equipment	$7,766	$7,453
Leasehold improvements	18,087	17,933
Furniture and fixtures	933	921
Computer equipment	2,044	1,928

	28,830	28,235
Accumulated depreciation and amortization	(26,743)	(25,707)

	$2,087	$2,528

Depreciation expense for the years ended June 30, 2013, 2012 and 2011 was $1.0 million, $1.5 million and $1.5 million, respectively. During the 2013 and 2011 fiscal years the Company received $0.1 million and $0.3 million, respectively, of insurance proceeds for an equipment failure that occurred during the 2011 fiscal year. The Company did not receive any insurance proceeds for the 2011 equipment failure during fiscal year 2012.

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at June 30 (in thousands):

	2013	2012
Trade accounts payable	$980	$512
Clinical trial accruals	4,757	3,144
Incentive compensation	—	329
Executive bonus	676	655
Miscellaneous other current liabilities	752	772

	$7,165	$5,412

6.	Stockholders’ Equity

Preferred Stock

The Certificate of Incorporation of the Company authorizes 10,000,000 shares of preferred stock, $.01 par value per share. The preferred stock may be issued from time to time in one or more series, with such distinctive serial designations, rights and preferences as shall be determined by the Board of Directors. For each of the fiscal years ended June 30, 2013, 2012 and 2011 the Company has had no preferred stock outstanding.

Common Stock

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

Stock Incentive Plans

The Immunomedics, Inc. 2006 Stock Incentive Plan (“the Plan”) was created with the intention to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive to remain with the organization. At June 30, 2013 there were 10,720,673 shares of common stock authorized for issuance upon the exercise of stock options or the delivery under restricted stock units under the Plan.

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

The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan). At June 30, 2013, 4,505,224 stock options were still available for future grant and shares of common stock were reserved for possible future issuance upon exercise of stock options both currently outstanding and which may be issued in the future.

Each of the Company’s outside Directors who had been a Director prior to July 1st of each year is granted, at the annual shareholder meeting of each year, options to purchase shares of the Company’s common stock at fair market value on the grant date. The number of options to be issued is at the discretion of the Company’s Board of Directors. For fiscal years 2013, 2012 and 2011, stock options and restricted stock were granted to these outside directors to purchase an aggregate of 207,750 shares, 102,500 shares and 80,000 shares, respectively. Stock options granted to outside directors are vested when granted. Restricted stock units granted to outside directors become vested within one year of grant date. When an outside Director is elected to the Board of Directors, they are awarded options for 22,500 shares of the Company’s common stock.

For the 2012 and 2011 fiscal years as part of the Plan, each non-employee Board member who continued to serve as a non-employee Board member was automatically granted restricted stock units up to 5,000 shares of common stock. Beginning in the 2013 fiscal year, each non-employee Board member who continues to serve shall receive on the date of the annual stockholders meeting an annual grant of non-qualified stock options and restricted stock units, each equal in value to $45 thousand. The Company recorded $154 thousand, $70 thousand and $72 thousand for stock-based compensation expense for these non-employee Board members restricted stock units for the years ended June 30, 2013, 2012 and 2011, respectively.

Information concerning options for the years ended June 30, 2013, 2012 and 2011 is summarized as follows:

	Number of Shares			Weighted Average Price
	2013	2012	2011	2013	2012	2011
Options outstanding, beginning of year	5,799,100	6,471,975	6,225,621	$3.72	$4.92	$5.80
Options granted	759,900	349,000	832,251	$3.59	$3.40	$3.54
Options exercised	(88,594)	(59,126)	(92,460)	$3.00	$2.91	$2.63
Options cancelled or forfeited	(743,532)	(962,749)	(493,437)	$6.96	$11.70	$14.20

Options outstanding, end of year	5,726,874	5,799,100	6,471,975	$3.30	$3.72	$4.92

Options exercisable, end of year	4,572,716	4,686,364	4,896,272	$3.21	$3.81	$5.47

The aggregate intrinsic value of the outstanding and exercisable stock options as of June 30, 2013 and 2012 is $12.3 million and 10.2 million, respectively. The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at June 30, 2013, for those options for which the quoted market price was in excess of the exercise price. The total intrinsic value of options exercised during the 2013, 2012 and 2011 fiscal years was $0.1 million, $33 thousand and $0.1 million, respectively. Included in research and development and general and administrative expense categories the Company has recorded $1.5 million, $1.5 million and $1.7 million for stock-based compensation expense related to these stock options for the years ended June 30, 2013, 2012 and 2011, respectively.

The following table summarizes information concerning options outstanding under the Plan at June 30, 2013:

Range of exercise price	Number outstanding at June 30, 2013	Weighted average exercise price	Weighted average remaining term (yrs.)	Number exercisable at June 30, 2013	Weighted average exercise price
$1.59 - 3.00	2,411,288	$2.40	2.55	2,380,975	$2.40
3.01 - 5.00	2,821,586	3.68	4.21	1,697,741	3.70
5.01 - 7.00	492,000	5.44	0.93	492,000	5.44
7.01 - 9.50	2,000	9.50	0.19	2,000	9.50

	5,726,874	$3.30	3.23	4,572,716	$3.21

At a Compensation Committee meeting held on August 27, 2012, the Company awarded an additional 205,700 restricted stock units to certain executive officers of the Company at the market price on that date ($3.46 per share). These restricted stock units will vest over a four year period. As of June 30, 2013 there was $1.2 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these executive officers. That cost is being recognized over a weighted-average period of 2.61 years. The Company recorded $0.6 million, $0.5 million and $0.2 million for stock-based compensation expense for these executive officers for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

A summary of the Company’s non-vested restricted stock units at June 30, 2013, and changes during the year ended June 30, 2013 is presented below:

Non-Vested Restricted Stock	Number of Awards
Non-vested at July 1, 2012	439,375
Granted	280,450
Vested/Exercised	(231,250)
Forfeited	—

Non-vested at June 30, 2013	488,575

7.	Earnings Per Share

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

	2013	2012	2011
	(in thousands, except per share amounts)
Net (loss) income attributable to Immunomedics, Inc.	$(12,165)	$810	$(15,070)

Basic earnings per share:
Weighted average basic common shares outstanding	78,040	75,481	75,313

Basic (loss) earnings per share attributable to Immunomedics, Inc.	$(0.16)	$0.01	$(0.20)

Diluted earnings per share:
Weighted average basic common shares outstanding	78,040	75,481	75,313
Dilutive effect of restricted stock	—	82	—
Dilutive effect of stock options outstanding	—	611	—

Weighted average diluted common shares outstanding	78,040	76,174	75,313

Diluted (loss) earnings per share	$(0.16)	$0.01	$(0.20)

Stock options and warrant shares excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive	6,189	5,699	6,472
Restricted stock excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive	456	357	151

8.	Income Taxes

The provision (benefit) for income taxes is as follows (in thousands):

	Year Ended June 30,
	2013	2012	2011
Federal
Current	$(38)	$126	$56
Deferred	—	—	—

Total Federal	(38)	126	56
State
Current	2	2	4
Deferred	—	—	—

Total State	2	2	4
Foreign
Current	80	82	50
Deferred	—	—	—

Total Foreign	80	82	50

Total Expense	$44	$210	$110

A reconciliation of the statutory tax rates and the effective tax rates for each of the years ended June 30 is as follows:

	2013	2012	2011
Statutory rate	(34.0%)	34.0%	(34.0%)
State income taxes (net of Federal tax benefit)	0.0%	0.3%	0.0%
Foreign income tax	0.1%	(3.2%)	(0.4%)
Change in valuation allowance	12.1%	(707.3%)	66.9%
NOL expiration	24.3%	754.5%	(30.3%)
R&D tax credit expiration	(3.4%)	(72.8%)	(1.3%)
Other	1.3%	17.6%	(0.2%)

Effective rate	0.4%	23.1%	0.7%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets as of June 30, 2013 and 2012 are presented below (in thousands):

	2013	2012
Deferred tax assets:
NOL carry forwards	$55,225	$54,898
Research and development credits	11,707	11,703
Property and equipment	4,369	4,322
Other	8,705	6,881

Total	80,006	77,804
Valuation allowance	(80,006)	(77,804)

Net deferred taxes	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for fiscal years 2013 and 2012 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company continues to incur losses. The differences between book income and tax income primarily relate to the recognition of income resulting from depreciation and stock compensation expenses.

At June 30, 2013, the Company has available net operating loss carry forwards for federal income tax reporting purposes of approximately $158.0 million and for state income tax reporting purposes of approximately $45.8 million, which expire at various dates between fiscal 2013 and 2033. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. As a result of certain financing arrangements, the Company may have experienced such ownership changes. Accordingly, the Company’s net operating loss carry forwards available to offset future federal taxable income arising before such ownership changes may be limited. Similarly, the Company may be restricted in using its research credit carry forwards arising before such ownership changes to offset future federal income tax expense. Of the deferred tax asset valuation allowance related to the net operating loss carry forwards, approximately $22.5 million relates to a tax deduction for non-qualified stock options.

At June 30, 2013, the Company did not have any material unrecognized tax benefits and the Company does not anticipate that its unrecognized tax benefits will significantly change in the next twelve months. The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of comprehensive (loss) income in any future periods in which the Company must record a liability. The Company is no longer subject to federal or foreign income tax assessments for years prior to 2009. The Company conducts business and files tax returns in New Jersey.

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

Dr. David M. Goldenberg

Dr. David M. Goldenberg was an original founder of Immunomedics in 1982 and continues to play a critical role in its business. He currently serves as Chairman of the Board of Directors, Chief Medical Officer and Chief Scientific Officer, and is married to the Company’s President and Chief Executive Officer, Cynthia L. Sullivan. Dr. Goldenberg is a party to a number of agreements with the Company involving not only his services, but intellectual property owned by him. In addition, Dr. Goldenberg performs services for CMMI, (see below for further details).

License Agreement

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

Employment Agreements

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

In accordance with the terms of the Goldenberg Agreement, additional compensation of $0.3 million was earned by Dr. Goldenberg for the fiscal year ended June 30, 2012 as a result of the Company’s profitability for that fiscal year. For the 2013 and 2011 fiscal years, Dr. Goldenberg received the minimum payment under the employment agreement.

Finally, it is a condition to his employment agreement that Dr. Goldenberg be permitted to continue his involvement with CMMI, as discussed in greater detail below. Dr. Goldenberg also is compensated by IBC Pharmaceuticals as discussed in greater detail in these notes to the Consolidated Financial Statements.

Cynthia L. Sullivan

Effective July 1, 2011, the Company entered into the Fourth Amended and Restated Employment Agreement with Cynthia L. Sullivan pertaining to Ms. Sullivan’s service to the Company as the Company’s

President and Chief Executive Officer (the “Amended Sullivan Agreement”). The Amended Sullivan Agreement will continue, unless earlier terminated by the parties, until July 1, 2014. Ms. Sullivan’s current annual base salary under the Amended Sullivan Agreement is $0.6 million, which shall be reviewed annually for appropriate increases by the Board or the Compensation Committee. Ms. Sullivan’s annual bonus target is 50% of her base salary, subject to achievement of performance goals, with a potential payout from 0% to 150% of the target amount. Ms. Sullivan will also be eligible to receive equity compensation awards under the Company’s 2006 Stock Incentive Plan, or any such successor equity compensation plan as may be in place from time to time.

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

The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amount of approximately $32 thousand, $0.2 million and $0.3 million during the years ended June 30, 2013, 2012 and 2011, respectively. For fiscal 2012, the Company also reimbursed one-half of the clean-up cost for the disposal of materials related to the Company’s contract research at the CMMI former facility. In fiscal years ended June 30, 2013, 2012 and 2011, the Company incurred $60 thousand, $68 thousand and $61 thousand, respectively, of legal expenses for patent related matters for patents licensed to Immunomedics from CMMI. The Company may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

IBC Pharmaceuticals

IBC Pharmaceuticals, Inc. (“IBC”) is a majority owned subsidiary of Immunomedics, Inc.

As of June 30, 2013, the shares of IBC Pharmaceuticals, Inc. were held as follows:

Stockholder	Holdings	Percentage of Total
Immunomedics, Inc.	5,615,124 shares of Series A Preferred Stock	73.46%
Third Party Investors	628,282 shares of Series B Preferred Stock	8.22%
David M. Goldenberg Millennium Trust	1,399,926 shares of Series C Preferred Stock	18.32%

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

In each of the fiscal years 2013, 2012 and 2011, Dr. Goldenberg received $78 thousand, $55 thousand and $55 thousand, respectively in compensation for his services to IBC. At June 30, 2013, Dr. Goldenberg was a director of IBC, while Cynthia L. Sullivan, Gerard G. Gorman and Phyllis Parker served as the President, Treasurer and Secretary, respectively, of IBC.

10.	License and Collaboration Agreements

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

Immunomedics can also receive certain cash payments contingent upon various regulatory achievements related to the successful development of veltuzumab by Nycomed and certain cash payments related to the achievement of specified product sales thresholds. These potential milestone payments include clinical development and regulatory filings. The Company may also receive an escalating double digit royalty based on annual net sales, if any, by Nycomed, its affiliates or sublicenses under the Nycomed Agreement during the royalty term. During the 2011 fiscal year the Company received a $10.0 million payment as a result of Nycomed achieving certain clinical milestones under the terms of the Nycomed Agreement. Previously one $10.0 million milestone payment was received under the terms of the Nycomed Agreement. No other clinical milestones or royalty payments were achieved. There can be no assurance that the other clinical, regulatory or sales milestones will be achieved and therefore there can be no assurance that the Company will receive any future payments.

On September 30, 2011, Takeda Pharmaceutical Company Limited completed its acquisition of Nycomed and made Nycomed a wholly owned subsidiary of Takeda effective the same day.

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

Takeda-Nycomed has subsequently requested additional services beyond what the Company was obligated to perform and the reimbursement of these services are recognized as a reduction of research and development expenses. For the years ended June 30, 2012 and 2011, the Company has received reimbursements for manufactured materials requested by Takeda-Nycomed aggregating $1.5 million and $1.7 million, respectively, as outlined in the Nycomed Agreement. There were no reimbursements received for manufacturing of materials for the year ended June 30, 2013.

UCB, S.A.

On December 27, 2011, the Company entered into the Amendment Agreement with UCB. Under the terms of the Amendment Agreement, UCB received the right to sublicense its rights in epratuzumab to a third party for the United States and certain other territories (subject to the Company’s consent of the sublicensee and sublicensing agreement), upon execution of the Amendment Agreement. As of June 30, 2013, UCB has not executed a sub-license agreement with a third-party.

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

Furthermore, the initial terms of the Amendment Agreement anticipated that the Company would receive additional contingent revenue payments and/or amend such payments included in the UCB Agreement. Collectively, the UCB Agreement and the Amendment Agreement anticipated the Company would receive certain cash payments and equity investments by UCB in Immunomedics Common Stock contingent upon various regulatory achievements related to the successful development of epratuzumab by UCB (“development milestone payments”) and certain cash payments related to the achievement of specified product sales thresholds (“commercialization milestone payments”). The Company will also receive product royalties based upon a percentage of aggregate annual net sales under the UCB Agreement and Amendment Agreement during the product royalty term. No development milestone, commercialization milestone or royalty payments were achieved through June 30, 2013. There can be no assurance that the development, commercialization or royalty milestone payments under the UCB Agreement and Amendment Agreement will be met and therefore there can be no assurance that the Company will receive such future payments.

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

The Company used the Black-Scholes option pricing model to determine the $1.6 million estimated fair value of the 5-year warrant as of December 27, 2011. The warrant was accounted for as an equity transaction, as the warrant represents a freestanding financial instrument entitling UCB to a fixed number of unregistered shares for a fixed price, is not publicly tradable or transferable, does not have a cash or net settlement option and can only be exercised by UCB. The significant assumptions used in preparing the discounted cash flow model include (i) Immunomedics common stock price volatility of 80%, (ii) the market yield risk free interest rate of 0.96% (estimated at the U.S. Treasury Five-Year Bond Rate on December 27, 2011), (iii) option price of the warrant at conversion ($8.00/share), (iv) the common stock price of $3.37/share at the close of business on December 27, 2011, (v) a dividend yield of 0%, and (vi) the effective maturity period of five years (life of the warrant).

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

Employment Contracts

Effective July 1, 2011, the Company entered into (i) the Fourth Amended and Restated Employment Agreement with Cynthia L. Sullivan pertaining to Ms. Sullivan’s service to the Company as the Company’s President and Chief Executive Officer (the “Amended Sullivan Agreement”), and (ii) the Third Amended and Restated Employment Agreement with Dr. David M. Goldenberg pertaining to Dr. Goldenberg’s service to the Company as its Chief Scientific Officer and Chief Medical Officer (the “Goldenberg Agreement”). These agreements provided for guaranteed salaries of $0.6 million for Ms. Sullivan for the 2013 and 2014 fiscal years and $0.5 million for guaranteed salaries and $0.2 million for guaranteed royalties for Dr. Goldenberg for the 2013 through 2016 fiscal years (see Note 9).

Operating Lease

Immunomedics is obligated under an operating lease for facilities used for research and development, manufacturing and office space, expiring in October 2031 at a base annual rate of $0.8 million, which is fixed through October 2016 and increases thereafter every five years. The Company currently subleases approximately 1,000 square feet to CMMI for their operations. Rental expense related to this lease was approximately $0.8 million for fiscal years 2013 and 2012 and $0.7 million for the 2011 fiscal year.

The minimum lease commitments for the non-cancelable term of the facility lease described above are as follows for fiscal years (in thousands):

2014	$838
2015	$838
2016	$838
2017	$929
2018	$974
Thereafter	$14,173

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the years ended (in thousands):

	June 30, 2013
	United States	Europe	Total
Total assets	$45,552	$2,375	$47,927
Property and equipment, net	2,087	—	2,087
Revenues	2,011	2,951	4,962
(Loss) income before income tax expense	(12,414)	188	(12,226)

	June 30, 2012
	United States	Europe	Total
Total assets	$35,570	$3,065	$38,635
Property and equipment, net	2,528	—	2,528
Revenues	29,248	3,486	32,734
Income before income tax expense	581	325	906

	June 30, 2011
	United States	Europe	Total
Total assets	$30,701	$3,624	$34,325
Property and equipment, net	3,455	1	3,456
Revenues	11,127	3,582	14,709
(Loss) income before income tax expense	(15,443)	309	(15,134)

13.	Defined Contribution Plans

U.S. employees are eligible to participate in the Company’s 401(k) plan, while employees in international locations are eligible to participate in other defined contribution plans. Aggregate Company contributions to its benefit plans totaled approximately $98 thousand, $95 thousand and $83 thousand for the years ended June 30, 2013, 2012 and 2011, respectively.

14.	Quarterly Results of Operations (Unaudited)

The following tables present summarized unaudited quarterly financial data.

	Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(In thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Revenues	$1,363	$1,736	$812	$1,051
Net (loss) income attributable to Immunomedics, Inc.	(7,656)	8,265	(5,392)	(7,382)
Net (loss) income per common share attributable to Immunomedics Inc. to common stockholders – basic	$(0.09)	$0.11	$(0.07)	$(0.11)
Net (loss) income per common share attributable to Immunomedics Inc. common stockholders – fully diluted	$(0.09)	$0.11	$(0.07)	$(0.11)
Weighted average number of common shares outstanding – basic	82,737	78,196	75,671	75,610
Weighted average number of common shares outstanding – fully diluted	82,737	78,447	75,671	75,610

	Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(In thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Revenues	$963	$971	$29,655	$1,145
Net (loss) income attributable to Immunomedics, Inc.	(7,517)	(7,266)	20,694	(5,101)
Net (loss) income per common share attributable to Immunomedics Inc. to common stockholders – basic	$(0.10)	$(0.10)	$0.27	$(0.06)
Net (loss) income per common share attributable to Immunomedics Inc. common stockholders – fully diluted	$(0.10)	$(0.10)	$0.27	$(0.06)
Weighted average number of common shares outstanding – basic	75,540	75,491	75,458	75,435
Weighted average number of common shares outstanding – fully diluted	75,540	75,491	75,964	75,435

Immunomedics, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Reserves

For the Years Ended June 30, 2013, 2012 and 2011

Allowance for Doubtful Accounts

Year ended:	Balance at Beginning of Period	Changes to Reserve	Credits to Expense	Other Charges	Balance at End of Period
June 30, 2011	$(52,019)	$20,007	$—	$—	$(32,012)
June 30, 2012	$(32,012)	$(22,797)	$—	$—	$(54,809)
June 30, 2013	$(54,809)	$5,544	$—	$—	$(49,265)

Reserve for Inventory Obsolescence

Year ended:	Balance at Beginning of Period	Changes to Reserve	Credits to Expense	Other Charges	Balance at End of Period
June 30, 2011	$(600,000)	$600,000	$—	$—	$—
June 30, 2012	$—	$—	$—	$—	$—
June 30, 2013	$—	$—	$—	$—	$—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management has concluded we maintained effective internal control over financial reporting as of June 30, 2013.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of Immunomedics’ internal control over financial reporting.

Changes in internal controls: Such evaluation did not identify any changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Immunomedics, Inc.

We have audited Immunomedics Inc.’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (the COSO criteria). Immunomedics Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Immunomedics Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2013 and 2012 and the related consolidated statements of comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2013 of Immunomedics, Inc. and our report dated August 22 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Iselin, New Jersey

August 22, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information about our executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Compensation of Executive Officers” contained in our definitive proxy statement for our 2013 annual meeting of stockholders scheduled to be held on December 4, 2013, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Nominees For Directors” contained in our definitive proxy statement for our 2013 annual meeting of stockholders scheduled to be held on December 4, 2013, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this annual report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2013 annual meeting of stockholders scheduled to be held on December 4, 2013, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Business Conduct, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Our Corporate Governance” contained in our definitive proxy statement related to our 2013 annual meeting of stockholders scheduled to be held on December 4, 2013, which we intend to file within 120 days of the end of our fiscal year.

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

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Compensation for Executive Officers”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2013 annual meeting of stockholders scheduled to be held on December 4, 2013, which we intend to file within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Ownership of Our Common Stock”, “Compensation for Executive Officers”

and “Director Compensation”, contained in our definitive proxy statement for our 2013 annual meeting of stockholders scheduled to be held on December 4, 2013, which we intend to file within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Transactions” and “Our Corporate Governance,” “Compensation for Executive Officers,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for our 2013 annual meeting of stockholders scheduled to be held on December 4, 2013, which we intend to file within 120 days of the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services.

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Independent Registered Public Accounting Firm” contained in our definitive proxy statement for our 2013 annual meeting of stockholders scheduled to be held on December 4, 2013, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report:

1.	Consolidated Financial Statements:

Consolidated Balance Sheets – June 30, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2013, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended June 30, 2013, 20012 and 2011

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm – Ernst & Young LLP

2.	Financial Statement Schedules:
Schedule II – Valuation and Qualifying Reserves

3.	List of Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as filed on December 5, 2012.

3.2	Second Amended and Restated By-Laws of the Company. (k)

4.1	Specimen Certificate for Common Stock. (h)

10.1#	Immunomedics, Inc. 2002 Stock Option Plan, as amended. (h)

10.2	Amendment, dated March 11, 1995, to the Amended and Restated License Agreement among the Company, CMMI, and David M. Goldenberg, dated December 11, 1990. (c)

10.3	License Agreement, dated as of January 21, 1997, between the Company and Center for Molecular Medicine and Immunology, Inc. (d)

10.4	License Agreement, dated March 5, 1999, by and between the Company and IBC Pharmaceuticals. (e)

10.5	Development and License Agreement, dated December 17, 2000, between the Company and Amgen, Inc., as amended on April 1, 2001 (Confidentiality treatment has been granted for certain portions of the Agreement). (f)

10.6	Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc., dated May, 1983. (a)

10.7	Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (b)

10.8	Contract for Services dated effective as of January 1, 2002 between the Company and Logosys Logistik GmbH. (g)

10.9	Contribution and Assignment Agreement, dated as of June 30, 2002, between IBC Pharmaceuticals, LLC and IBC Pharmaceuticals, Inc. (h)

10.10†	Development, Collaboration and License Agreement between UCB, S.A. and Immunomedics, Inc. dated May 9, 2006. (l)

Exhibit No.	Description

10.11#	Immunomedics, Inc. 2006 Stock Incentive Plan (j)

10.12#	Amendment 2007-1 to the Immunomedics, Inc. 2006 Stock Incentive Plan (j)

10.13#	Form of Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.14#	Form of Change of Control Addendum to the Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.15#	Form of Notice of Grant of Stock Option under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.16#	Form of RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.17#	Form of Change of Control Addendum to RSU Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.18#	Form of Initial Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.19#	Form of Annual Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.20	First Addendum, dated May 5, 1993, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (m)

10.21	Second Addendum, dated March 29, 1995, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (m)

10.22	Letter Amendment, dated October 5, 1998, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (m)

10.23	Fourth Amendment Expansion/Extension Agreement dated August 15, 2001, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (m)

10.24†	License and Collaboration Agreement with Immunomedics, Inc and Nycomed GmbH, dated July 11, 2008. (o)

10.25#	Third Amended and Restated Employment Agreement, dated July 1, 2011, between Immunomedics, Inc. and Dr. David M. Goldenberg. (r)

10.26#	Fourth Amended and Restated Employment Agreement, dated July 1, 2011, between Immunomedics, Inc. and Cynthia L. Sullivan. (r)

10.27#	Amended and Restated Change of Control and Severance Agreement, dated December 17, 2008, between Immunomedics, Inc. and Mr. Gerard G. Gorman. (p)

10.28	Fifth Amendment Expansion Agreement dated June 18, 2009 of the Lease with WU/LH 300 American L.L.C. a successor-in-interest to Baker Properties Limited Partnership. (q)

10.29	Sixth Amendment Extension Agreement dated February 11, 2011 of the Lease with WU/LH 300 American L.L.C. a successor-in-interest to Baker Properties Limited Partnership. (n)

10.30	Amendment Agreement by and between the Company and UCB Pharma, S.A., dated December 27, 2011. (s)

10.31	Form of Warrant issued by the Company to UCB Pharma, S.A., dated December 27, 2011. (t)

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The following financial information from this Annual Report on Form 10-K for the fiscal year ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and, (v) the Notes to Consolidated Financial Statements.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

(a)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-1 effective October 6, 1983 (Commission File No. 2-84940).
(b)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 effective January 30, 1992 (Commission File No. 33-44750).
(c)	Incorporated by references from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
(d)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.
(e)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated March 23, 1999.
(f)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q (as amended) for the fiscal quarter ended March 31, 2001.
(g)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
(h)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.
(i)	Incorporated by reference from exhibits to the Company’s Annual Report of Form 10-K for the fiscal year ended June 30, 2005.
(j)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-8 (Commission File Number 333-143420), filed May 31, 2007.
(k)	Incorporated by reference from the Exhibits to the Company’s Current Reports on Form 8-K as filed with the Commission on August 27, 2007.
(l)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006
(m)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
(n)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, as filed on May 10, 2011.
(o)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

(p)	Incorporated by reference from Exhibits to the Company’s current report on Form 8-K, as filed with the Commission on December 22, 2008.
(q)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
(r)	Incorporated by reference from Exhibits to the Company’s current report on Form 8-K, as filed with the Commission on July 8, 2011.
(s)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 2011, as filed on July 2, 2012.
(t)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011, as filed on February 8, 2012.
*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(a)(3) of Form 10-K.
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

Date: August 22, 2013	By:	/s/	CYNTHIA L. SULLIVAN
Cynthia L. Sullivan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID M. GOLDENBERG David M. Goldenberg	Chairman of the Board, Chief Scientific Officer and Chief Medical Officer	August 22, 2013

/s/ CYNTHIA L. SULLIVAN Cynthia L. Sullivan	President, Chief Executive Officer and Director (Principal Executive Officer)	August 22, 2013

/s/ MORTON COLEMAN Morton Coleman	Director	August 22, 2013

/s/ MARY PAETZOLD Mary Paetzold	Director	August 22, 2013

/s/ BRIAN A. MARKISON Brian A. Markison	Director	August 22, 2013

/s/ DON C. STARK Don C. Stark	Director	August 22, 2013

/s/ MARCELLA LOCASTRO Marcella LoCastro	Director	August 22, 2013

/s/ GERARD G. GORMAN Gerard G. Gorman	Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	August 22, 2013

EXHIBIT LIST

(excludes documents incorporated by reference)

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as filed on December 5, 2012.

3.2	Second Amended and Restated By-Laws of the Company. (k)

4.1	Specimen Certificate for Common Stock. (h)

10.1#	Immunomedics, Inc. 2002 Stock Option Plan, as amended. (h)

10.2	Amendment, dated March 11, 1995, to the Amended and Restated License Agreement among the Company, CMMI, and David M. Goldenberg, dated December 11, 1990. (c)

10.3	License Agreement, dated as of January 21, 1997, between the Company and Center for Molecular Medicine and Immunology, Inc. (d)

10.4	License Agreement, dated March 5, 1999, by and between the Company and IBC Pharmaceuticals. (e)

10.5	Development and License Agreement, dated December 17, 2000, between the Company and Amgen, Inc., as amended on April 1, 2001 (Confidentiality treatment has been granted for certain portions of the Agreement). (f)

10.6	Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc., dated May, 1983. (a)

10.7	Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (b)

10.8	Contract for Services dated effective as of January 1, 2002 between the Company and Logosys Logistik GmbH. (g)

10.9	Contribution and Assignment Agreement, dated as of June 30, 2002, between IBC Pharmaceuticals, LLC and IBC Pharmaceuticals, Inc. (h)

10.10†	Development, Collaboration and License Agreement between UCB, S.A. and Immunomedics, Inc. dated May 9, 2006. (l)

10.11#	Immunomedics, Inc. 2006 Stock Incentive Plan (j)

10.12#	Amendment 2007-1 to the Immunomedics, Inc. 2006 Stock Incentive Plan (j)

10.13#	Form of Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.14#	Form of Change of Control Addendum to the Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.15#	Form of Notice of Grant of Stock Option under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.16#	Form of RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.17#	Form of Change of Control Addendum to RSU Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.18#	Form of Initial Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

Exhibit No.	Description

10.19#	Form of Annual Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.20	First Addendum, dated May 5, 1993, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (m)

10.21	Second Addendum, dated March 29, 1995, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (m)

10.22	Letter Amendment, dated October 5, 1998, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (m)

10.23	Fourth Amendment Expansion/Extension Agreement dated August 15, 2001, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (m)

10.24†	License and Collaboration Agreement with Immunomedics, Inc and Nycomed GmbH, dated July 11, 2008. (o)

10.25#	Third Amended and Restated Employment Agreement, dated July 1, 2011, between Immunomedics, Inc. and Dr. David M. Goldenberg. (r)

10.26#	Fourth Amended and Restated Employment Agreement, dated July 1, 2011, between Immunomedics, Inc. and Cynthia L. Sullivan. (r)

10.27#	Amended and Restated Change of Control and Severance Agreement, dated December 17, 2008, between Immunomedics, Inc. and Mr. Gerard G. Gorman. (p)

10.28	Fifth Amendment Expansion Agreement dated June 18, 2009 of the Lease with WU/LH 300 American L.L.C. a successor-in-interest to Baker Properties Limited Partnership. (q)

10.29	Sixth Amendment Extension Agreement dated February 11, 2011 of the Lease with WU/LH 300 American L.L.C. a successor-in-interest to Baker Properties Limited Partnership. (n)

10.30	Amendment Agreement by and between the Company and UCB Pharma, S.A., dated December 27, 2011. (s)

10.31	Form of Warrant issued by the Company to UCB Pharma, S.A., dated December 27, 2011. (t)

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The following financial information from this Annual Report on Form 10-K for the fiscal year ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and, (v) the Notes to Consolidated Financial Statements.

Exhibit No.	Description

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

(a)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-1 effective October 6, 1983 (Commission File No. 2-84940).
(b)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 effective January 30, 1992 (Commission File No. 33-44750).
(c)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
(d)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.
(e)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated March 23, 1999.
(f)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q (as amended) for the fiscal quarter ended March 31, 2001.
(g)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
(h)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.
(i)	Incorporated by reference from exhibits to the Company’s Annual Report of Form 10-K for the fiscal year ended June 30, 2005.
(j)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-8 (Commission File Number 333-143420), filed May 31, 2007.
(k)	Incorporated by reference from the Exhibits to the Company’s Current Reports on Form 8-K as filed with the Commission on August 27, 2007.
(l)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006
(m)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
(n)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, as filed on May 10, 2011.
(o)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
(p)	Incorporated by reference from Exhibits to the Company’s current report on Form 8-K, as filed with the Commission on December 22, 2008.
(q)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
(r)	Incorporated by reference from Exhibits to the Company’s current report on Form 8-K, as filed with the Commission on July 8, 2011.
(s)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 2011, as filed on July 2, 2012.
(t)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011, as filed on February 8, 2012.
*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(a)(3) of Form 10-K.
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Filed herewith.
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(Exhibits available upon request)