Form 10-Q
period 2013-09-30
IMMUNOMEDICS INC
filed 2013-11-04
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares of the registrant’s common stock outstanding as of November 1, 2013 was 83,134,280.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2013	June 30, 2013
ASSETS

Current Assets:
Cash and cash equivalents	$14,643,050	$41,326,000
Marketable securities	20,082,913	—
Accounts receivable, net of allowance for doubtful accounts of $70,418 at September 30, 2013 and $49,265 at June 30, 2013	399,889	622,830
Inventory	973,642	1,030,480
Other receivables	938,230	172,468
Prepaid expenses	1,227,265	432,660
Other current assets	241,568	1,631,172

Total current assets	38,506,557	45,215,610

Property and equipment, net of accumulated depreciation of $26,900,669 and $26,743,481 at September 30, 2013 and June 30, 2013, respectively	2,074,487	2,086,911
Value of life insurance policies	599,082	594,832
Other long-term assets	30,000	30,000

Total Assets	$41,210,126	$47,927,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$6,066,042	$7,164,946
Deferred revenues	264,543	2,780,309

Total current liabilities	6,330,585	9,945,255
Other liabilities	1,425,607	1,400,728
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2013 and June 30, 2013	—	—
Common stock, $0.01 par value; authorized 135,000,000 shares; issued 83,153,505 shares and outstanding 83,118,780 shares at September 30, 2013; and issued 82,841,123 shares and 82,806,398 shares outstanding at June 30, 2013	831,534	828,411
Capital contributed in excess of par	266,855,074	265,688,408
Treasury stock, at cost, 34,725 shares at September 30, 2013 and at June 30, 2013	(458,370)	(458,370)
Accumulated deficit	(233,593,304)	(229,253,892)
Accumulated other comprehensive income	229,237	161,830

Total Immunomedics, Inc. stockholders’ equity	33,864,171	36,966,387
Noncontrolling interest in subsidiary	(410,237)	(385,017)

Total stockholders’ equity	33,453,934	36,581,370

Total Liabilities and Stockholders’ Equity	$41,210,126	$47,927,353

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30,
	2013	2012

Revenues:
License fee and other revenues	$4,623,333	$—
Product sales	559,023	733,187
Research and development	315,465	318,231

Total revenues	5,497,821	1,051,418

Costs and Expenses:
Costs of goods sold	77,199	96,431
Cost of license fee and other revenues	1,189,170	—
Research and development	6,652,543	7,035,102
Sales and marketing	218,032	204,392
General and administrative	1,732,671	1,272,705

Total costs and expenses	9,869,615	8,608,630

Operating loss	(4,371,794)	(7,557,212)
Interest and other income, net	6,211	139,179
Foreign currency transaction gain	5,452	29,705

Loss before income tax expense	(4,360,131)	(7,388,328)
Income tax expense	(4,501)	(19,669)

Net loss	(4,364,632)	(7,407,997)
Less net loss attributable to noncontrolling interest	(25,220)	(25,932)

Net loss attributable to Immunomedics, Inc. stockholders	$(4,339,412)	$(7,382,065)

Loss per common share attributable to Immunomedics, Inc. stockholders, (basic and diluted)	$(0.05)	$(0.10)

Weighted average shares used to calculate loss per common share, (basic and diluted)	82,947,124	75,610,238

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	72,367	60,146
Unrealized losses on available-for-sale securities	(4,960)	—

Other comprehensive income	67,407	60,146

Comprehensive loss	(4,297,225)	(7,347,851)
Less comprehensive loss attributed to noncontrolling interest	(25,220)	(25,932)

Net comprehensive loss attributable to Immunomedics, Inc.	$(4,272,005)	$(7,321,919)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2013	2012
Cash flows used in operating activities:
Net loss	$(4,364,632)	$(7,407,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	157,188	239,285
Amortization of deferred revenue	(2,515,766)	—
Gains from insurance claim for equipment	—	(137,714)
Increase in allowance for doubtful accounts	21,153	14,241
Non-cash expense related to stock compensation	418,548	463,115
Non-cash increase in value of life insurance policy	(4,250)	(4,350)
Amortization of deferred rent	24,879	24,879
Changes in other operating assets and liabilities	(1,000,825)	(579,543)

Net cash used in operating activities	(7,263,705)	(7,388,084)

Cash flows (used in) provided by investing activities:
Purchase of marketable securities	(20,082,913)	—
Purchases of property and equipment	(144,764)	(97,721)
Proceeds from insurance claim for equipment	—	137,714

Net cash (used in) provided by investing activities	(20,227,677)	39,993

Cash flows provided by (used in) financing activities:
Exercise of stock options	910,677	59,071
Payments for stock plan activity	(159,436)	(138,029)

Net cash provided by (used in) financing activities	751,241	(78,958)

Effect of changes in exchange rates on cash and cash equivalents	57,191	109,271

Net decrease in cash and cash equivalents	(26,682,950)	(7,317,778)

Cash and cash equivalents, beginning of period	41,326,000	32,838,096

Cash and cash equivalents, end of period	$14,643,050	$25,520,318

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Reference is made to the Annual Report on Form 10-K of Immunomedics, Inc., a Delaware corporation (“Immunomedics,” the “Company,” “we,” “our” or “us”), for the fiscal year ended June 30, 2013, which contains our audited consolidated financial statements and the notes thereto.

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

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. The Company has reclassified prior period amounts to conform to the current period presentation. Operating results for the three-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2014, or any other period.

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

As of September 30, 2013, the Company has $34.7 million of cash, cash equivalents and marketable securities. Based on the Company’s expected cash utilization rate, the Company believes it will have sufficient funds to continue its operations and research and development programs for at least the next twelve months. Cash requirements in fiscal year 2014 are expected to be in the $24.0 - $26.0 million range, which includes expenses related to the Company’s ongoing Antibody Drug Conjugate (ADC) programs and certain expenses to initiate the Company’s anticipated clivatuzumab tetraxetan Phase III clinical trial for the treatment of patients with pancreatic cancer. The Phase Ib clinical trial of clivatuzumab tetraxetan in patients with advanced pancreatic cancer was completed during the 2013 fiscal year. Based on the results of such trial, the Company decided to proceed with a Phase III clinical trial. The Company will provide further guidance regarding cash flow requirements once the full Phase III Trial estimated expenses have been determined. The Company recognizes that this trial will require additional funding. There can be no assurances that financing will be available when needed on terms acceptable to it, if at all. If the Company were unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. Furthermore, the terms of any such debt or equity financing may include covenants which may limit the Company’s future ability to manage the business. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

The Company expects research and development activities to continue to expand over time and it does not believe it will have adequate cash to continue to conduct development of product candidates in its pipeline according to its long-term corporate strategy. As a result, the Company, in the future, will continue to require additional financial resources in order to conduct its research and development programs, clinical trials of product candidates and regulatory filings.

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of equity and debt securities and revenues from licensing agreements, which could provide up-front and milestone payments, as well as funding of development costs and other licensing possibilities. The Company’s ability to raise capital through public and private debt or equity financings may be negatively impacted by the current weak economy. There can be no assurances that financings will be available when needed with acceptable terms to it, if at all. If the Company were unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. Furthermore, the terms of any such debt or equity financing may include covenants which may limit the Company’s future ability to manage the business. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

2.	Summary of Significant Accounting Policies

These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The Company adheres to the same accounting policies in preparation of its interim financial statements.

Principles of Consolidation and Presentation

The condensed consolidated financial statements include the accounts of Immunomedics and its subsidiaries. Noncontrolling interests in consolidated subsidiaries in the condensed consolidated balance sheets represent minority stockholders’ proportionate share of the equity (deficit) in such subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company has accounted for revenue arrangements that include multiple deliverables as a separate unit of accounting if: a) the delivered item has value to the customer on a standalone basis, and b) the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor, in accordance with the accounting standard for multiple-element arrangements. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition. The Company allocates revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Relative selling prices are determined using vendor specific objective evidence, if it exists; otherwise third-party evidence or the Company’s best estimate of selling price is used for each deliverable.

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

Revenue from the sale of diagnostic products is recorded when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Allowances, if any, are established for uncollectible amounts, estimated product returns and discounts. Since allowances are recorded based on management’s estimates, actual amounts may be different in the future.

Research and Development Costs

Research and development costs are expensed as incurred. During the three-month period ended September 30, 2013, the Company recognized a reversal of clinical trial related accruals of $1.2 million.

Manufacturing Costs

Manufacturing costs incurred in relation to the development of materials produced in order to fulfill contractual obligations are capitalized and are recorded in other current assets until the product is delivered in accordance with the terms of the agreement. These manufacturing costs are classified as cost of license fee and other revenues when the research contractual obligations have been completed.

Financial Instruments

The carrying amounts of cash and cash equivalents, other current assets and current liabilities approximate fair value due to the short-term maturity of these instruments. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Investments in marketable securities are available-for-sale to fund operations. The portfolio at September 30, 2013 primarily consists of corporate debt securities and municipal bonds.

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

Financial assets recorded on the condensed consolidated balance sheets as of September 30, 2013 and June 30, 2013 are categorized based on the inputs to the valuation techniques as follows (in thousands):

•	Level 1 - Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

•	Level 2 - Financial assets whose value are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

•	Level 3 - Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

	($ in thousands)
September 30, 2013	Level 1	Level 2	Level 3	Total
Money Market Funds	$11,144	$—	$—	$11,144
Marketable Securities	20,083	—	—	20,083

Total	$31,227	$—	$—	$31,227

June 30, 2013	Level 1	Level 2	Level 3	Total
Money Market Funds	$38,327	$—	$—	$38,327

Total	$38,327	$—	$—	$38,327

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

Inventory consisted of the following (in thousands):

	September 30, 2013	June 30, 2013
Work in process	$914	$914
Finished goods	60	116

	$974	$1,030

Income Taxes

The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. We have recorded a full valuation allowance against our net deferred tax assets as of September 30, 2013.

Income taxes were provided for profitable foreign jurisdictions at the estimated annual tax rate during the three-month periods ended September 30, 2013 and 2012. The Company’s U.S. operations reported a net loss for the three-month periods ended September 30, 2013 and 2012, resulting in a tax benefit that was fully offset by a valuation allowance.

The Company has no liability for uncertain tax positions as of September 30, 2013.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three-month periods ended September 30, 2013 and 2012. The common stock equivalents excluded from the diluted per share calculation are 7,708,560 and 7,596,825 shares at September 30, 2013 and 2012, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss, unrealized loss on available for sale securities and foreign exchange translation adjustments and is presented in the condensed consolidated statements of comprehensive loss.

Reclassification

Certain prior period balances have been reclassified to conform to the current period presentation.

Accounting Pronouncements

In July 2013, the FASB issued Accounting Standard Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists.” This ASU will eliminate the diversity in practice in presentation of unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. This new guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry-forward that would apply in settlement of the uncertain tax positions. Under the new guidance, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry-forward that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. This guidance is effective prospectively, but allows optional retrospective adoption (for all periods presented), for reporting periods beginning after December 15, 2013. As this guidance relates to presentation only, the adoption of this guidance will not impact our financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”).” ASU requires entities to disclose additional information about reclassification adjustments, including changes in AOCI balances by component and significant items reclassified out of AOCI. The Company adopted this pronouncement in the first quarter of fiscal year 2014.

3.	Marketable Securities

During the three months ended September 30, 2013, the Company invested $20.1 million of cash and cash equivalents into debt securities and municipal bonds. Immunomedics utilized Accounting Standards Codification No. 320, Accounting for Investments - Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there are no positive intent and ability to hold to maturity, the securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income (loss). Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at September 30, 2013 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
September 30, 2013

U.S. Treasury Bonds	$9,048	$1	$(1)	$9,048
Corporate Debt Securities	11,040	3	(8)	11,035

	$20,088	$4	$(9)	$20,083

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2013 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$10,063	$10,062
Due after one year through five years	10,025	10,021

	$20,088	$20,083

4.	Stockholders Equity

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	Currency Translation Adjustments	Net Unrealized Losses on Available-for-Sale Securities	Accumulated Other Comprehensive Income
Balance, July 1, 2013	$161,830	$—	$161,830
Other comprehensive income (loss) before reclassifications	72,367	(4,960)	67,407

Amounts reclassified from accumulated other comprehensive income (a)	—	—	—

Net current-period other comprehensive income (loss)	72,367	(4,960)	67,407

Balance, September 30, 2013	$234,197	$(4,960)	$229,237

All components of accumulated other comprehensive income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

(a)	For the three months ended September 30, 2013, there were no amounts reclassified from accumulated other comprehensive income.

5.	Stock Incentive Plan

A summary of the 2006 Stock Incentive Plan (the “Plan”), is provided in Note 6 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The Company believes that awards under the Plan better align the interests of its employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, are vested immediately and have seven year contractual terms. At September 30, 2013, there were 10,381,123 shares of common stock reserved for possible future issuance under the Plan, both currently outstanding (6,708,560 shares) and which were available to be issued for future grants (3,672,563 shares).

The fair value of each option granted during the three-month periods ended September 30, 2013 and 2012 is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the following table:

	Three-month period ended September 30,
	2013	2012
Expected dividend yield	0%	0%
Expected option term (years)	5.20	5.29
Expected stock price volatility	67%	69%
Risk-free interest rate	1.56%-1.74%	0.98%-1.11%

The weighted average fair value at the date of grant for options granted during the three-month periods ended September 30, 2013 and 2012 were $3.07 and $2.02 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding and the expected stock price volatility is based on the Company’s daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the three-month period ended September 30, 2013 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2013	5,726,874	$3.30
Granted	800,131	$5.32
Exercised	(265,000)	$3.44
Cancelled or forfeited	(468,786)	$5.29

Outstanding, September 30, 2013	5,793,219	$3.43	3.32	$16,242,254

Exercisable, September 30, 2013	4,487,484	$3.21	2.52	$13,421,695

A summary of the Company’s non-vested restricted and performance stock units at July 1, 2013, and changes during the three-month period ended September 30, 2013 are presented below:

Outstanding Non-Vested Restricted and Performance Stock Units	Number of Awards
Non-vested at July 1, 2013	488,575
Restricted Units Granted	136,452
Performance Units Granted	389,864
Vested	(74,550)
Cancelled	(25,000)

Non-vested at September 30, 2013	915,341

The Company has 2,221,076 non-vested options, restricted and performance stock units outstanding as of September 30, 2013. As of September 30, 2013, there was $3.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 3.0 years. The Company recorded $0.4 million and $0.5 million for total stock-based compensation expense for employees, executive officers and non-employee Board members for the three-month periods ended September 30, 2013 and 2012, respectively.

Each non-employee Board member who continues to serve shall receive on the date of the annual stockholders meeting an annual grant of non-qualified stock options and restricted stock units, each equal in value to $45 thousand. The Company recorded $55 thousand and $16 thousand for stock-based compensation expense for these non-employee Board members restricted stock units for the three-month periods ended September 30, 2013 and 2012, respectively.

On August 16, 2013, the Company awarded an additional 136,452 restricted stock units to certain executive officers of the Company at the market price on that date ($5.13 per share). These restricted stock units will vest over a four year period. As of September 30, 2013, there was $1.8 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these executive officers, excluding performance stock units. The $1.8 million cost is being recognized over a weighted-average period of 2.94 years. The Company recorded $0.1 million for stock-based compensation expense for each of the three-month periods ended September 30, 2013 and 2012.

On August 16, 2013, the Company also awarded certain executive officers Performance Units which are subject to attainment of certain performance milestones as well as certain continued service requirements. All or a portion of the Performance Units shall vest based upon the level of achievement of the milestones set forth in each agreement, which is expected to be achieved within five years of the grant date. The Performance Units that vest based upon attainment of the Performance Milestone will be exercised based on a percentage basis on the attainment of anniversary dates. As of September 30, 2013, there are 389,864 Performance Units available if all performances are achieved within five years of grant date. The Company recorded $0.2 million for the stock-based compensation for the three-months ended September 30, 2013. There is $1.5 million of total unrecognized compensation cost related to these non-vested Performance Units granted as of September 30, 2013. That cost is being recognized over a weighted-average period of 1.3 years. The unrecognized compensation cost is subject to modification on a quarterly basis based on review of performance probability and requisite achievement periods.

6.	Geographic Segments

Immunomedics manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based products for cancer, autoimmune and other serious diseases, and it currently reports as a single industry segment. Immunomedics conducts its research and development activities primarily in the United States. Immunomedics markets and sells LeukoScan throughout Europe and in certain other countries outside the United States.

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the three-months ended September 30, 2013 and 2012 ($ in thousands):

	As of and for the Three Months Ended September 30, 2013
	United States	Europe	Total
Total assets	$38,547	$2,663	$41,210
Property and equipment, net	2,074	—	2,074
Revenues	4,949	549	5,498
Loss before taxes	(4,325)	(35)	(4,360)

	As of and for the Three Months Ended September 30, 2012
	United States	Europe	Total
Total assets	$27,500	$3,601	$31,101
Property and equipment, net	2,386	—	2,386
Revenues	327	724	1,051
(Loss) income before taxes	(7,426)	38	(7,388)

7.	Related Party Transactions

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

Immunomedics, Inc. leases approximately 1,000 square feet of its Morris Plains, NJ facility to CMMI at a cost of approximately $30 thousand per year. The Company incurred $5 thousand and $8 thousand of legal expenses on behalf of CMMI for patent related matters for each of the three-month periods ended September 30, 2013 and 2012. The Company has first rights to license those patents, and may decide whether or not to support them. However, any inventions made independently of the Company by CMMI are the property of CMMI. On occasion, CMMI engages in research contracts on behalf of Immunomedics, Inc. There were zero and $25 thousand dollars in research related activities charged to the Company for the periods ending September 30, 2013 and 2012 respectively.

For each of the three-month periods ended September 30, 2013 and 2012, Dr. Goldenberg received approximately $20 thousand in compensation for his services to IBC.

8.	License and Collaboration Agreements

Takeda Pharmaceutical/Nycomed GmbH

On July 11, 2008, the Company entered into the Nycomed Agreement with Nycomed providing Nycomed a worldwide license to develop, manufacture and commercialize veltuzumab, the Company’s humanized anti-CD20 antibody, in the subcutaneous formulation, for the treatment of all non-cancer indications. The Company retained the rights to develop, manufacture and commercialize veltuzumab in the field of oncology. On September 30, 2011, Takeda Pharmaceutical Company Limited completed its acquisition of Nycomed and made Nycomed a wholly owned subsidiary of Takeda (“Takeda-Nycomed”) effective the same day.

On October 3, 2013, the Company received notification from Takeda Pharmaceutical Company Limited/Nycomed GmbH of termination of the licensing agreement between Nycomed GmbH and Immunomedics for the worldwide rights to veltuzumab, the humanized anti-CD20 antibody, in a subcutaneous formulation for all non-cancer indications.

The notification was received subsequent to the Company’s filing of arbitration proceedings in an effort to resolve the dispute the Company has with Nycomed concerning delays in the development of veltuzumab, which the Company argues is a material breach of the licensing agreement.

As a result of the termination, all rights to veltuzumab revert to the Company and both parties have begun discussions regarding the transition of veltuzumab back to the Company. In addition, the Company will continue to pursue the arbitration procedure to address its claim for damages due to, among other things, delays in the development of veltuzumab.

On October 11, 2013, Takeda filed its Statement of Defense with a counterclaim alleging wrongful termination of the licensing agreement. The Company will respond within 30 days. The Company expects an arbitrator to be selected on or before that date and that the arbitration will continue while the product transition takes place.

Takeda-Nycomed was solely responsible for the development, manufacturing and commercialization of veltuzumab, for the subcutaneous formulation, for all non-cancer indications. The Company’s major obligations were to complete the research and development activities as specified in the Nycomed Agreement and to manufacture and supply veltuzumab to Takeda-Nycomed for the quantity of materials for the period of time specified in the Nycomed Agreement. The Company has completed all of its obligations under the agreement, namely its manufacturing and supply obligations and its responsibilities in the Phase I/II study in immune thrombocytopenic purpura (“ITP”).

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

On December 27, 2011, the Company entered into the Amendment Agreement with UCB referred to herein as the Amendment Agreement. The Amendment Agreement provided UCB the flexibility to sublicense epratuzumab, subject to obtaining our prior consent, to a third party for the United States and certain other territories. As of September 30, 2013, UCB has not executed a sublicense agreement with a third-party.

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

Collectively, the UCB Agreement and the Amendment Agreement anticipated the Company would receive certain cash payments and equity investments by UCB in Immunomedics Common Stock contingent upon various regulatory achievements related to the successful development of epratuzumab by UCB (“development milestone payments”) and certain cash payments related to the achievement of specified product sales thresholds (“commercialization milestone payments”). The Company is also entitled to product royalties based upon a percentage of aggregate annual net sales under the UCB Agreement and

Amendment Agreement during the product royalty term. No development milestone, commercialization milestone or royalty payments were achieved through September 30, 2013. There can be no assurance that the development, commercialization or royalty milestone payments under the UCB Agreement and Amendment Agreement will be met and therefore there can be no assurance that the Company will receive such future payments.

Algeta ASA

In January 2013, the Company entered into a collaboration agreement with Algeta ASA for the development of epratuzumab to be conjugated with Algeta’s proprietary thorium-227 alpha-pharmaceutical payload. On August 2, 2013, an amendment to the collaboration agreement was entered into between the two companies modifying certain delivery and supply parameters. Under the terms of this agreement, as amended, the Company is required to manufacture and supply clinical-grade epratuzumab antibody to Algeta, which has rights to evaluate the potential of a Targeted Thorium Conjugate (TTC), linking thorium-227 to epratuzumab, for the treatment of cancer. Algeta will fund all preclinical and clinical development costs up to the end of Phase I testing. Upon successful completion of Phase I testing, the parties shall negotiate terms for a license agreement at Algeta’s request. The Company and Algeta agreed to certain parameters in the collaboration agreement. Under the terms of the collaboration agreement, as amended, Immunomedics received an upfront cash payment and other payments which have been recognized upon the Company fulfilling its obligations under the collaboration agreement. For the three-month period ended September 30, 2013, the Company recognized $4.6 million of revenue under this arrangement, which has been included in license fee and other revenues, while the related costs of $1.2 million is included in cost of license fee and other revenue. As of September 30, 2013, the Company recognized all of the initial cash payments as revenue as the aspects of delivery for the clinical supply material have been satisfied.

9.	Commitments and Contingencies

Employment Contracts

Effective July 1, 2011, the Company entered into the Third Amended and Restated Employment Agreement with Dr. Goldenberg for his service to the Company as the Chief Scientific Officer and Chief Medical Officer (the “Goldenberg Agreement”), which terminates July 1, 2016. This agreement covers aspects of his compensation as well as duties and responsibilities at Immunomedics. Under this agreement Dr. Goldenberg’s annual base salary is at a minimum of $0.5 million, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee (increased 3.5% for the 2014 fiscal year). Dr. Goldenberg will also be eligible to participate in any Company incentive compensation plan in place for its senior level executives and is eligible to receive an annual discretionary bonus based upon certain performance standards to be determined by the Compensation Committee. Dr. Goldenberg’s annual bonus target is 50% of his annual base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount.

Under the Goldenberg Agreement, Dr. Goldenberg is eligible to receive certain additional incentive compensation during the agreement term, including being eligible to receive royalty payments from royalties received by the Company. For each fiscal year, the Company shall pay Dr. Goldenberg a sum equal to a percentage of the annual royalties the Company receives on each of the products for which Dr. Goldenberg is an inventor, and all products using, related to or derived from products for which Dr. Goldenberg is an inventor. The percentage of royalties that the Company will pay to Dr. Goldenberg on each patented product will be determined based on the percentage of royalties that the Company must pay to external third parties.

Under the terms of the Goldenberg Agreement, the Company makes a minimum quarterly payment of $37.5 thousand to Dr. Goldenberg during each of the fiscal years during the Goldenberg Agreement, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. For the three-month periods ended September 30, 2013 and 2012, no additional incentive compensation payments were made to Dr. Goldenberg other than the $37.5 thousand minimum quarterly payments.

On July 1, 2011, the Company and Cynthia L. Sullivan entered into the Fourth Amended and Restated Employment Agreement pertaining to Ms. Sullivan’s service as the Company’s President and Chief Executive Officer. The Amended Sullivan Agreement shall terminate on July 1, 2014. Ms. Sullivan’s annual base salary under the agreement is $0.6 million, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee (increased by 3.5% for the 2014 fiscal year). Ms. Sullivan is also eligible to participate in the Company’s incentive compensation plan in place for its senior level executives. Ms. Sullivan’s annual bonus target is 50% of her base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. Ms. Sullivan will also be eligible to receive equity compensation awards under the Company’s 2006 Stock Incentive Plan, or any such successor equity compensation plan as may be in place from time to time.

Legal Matters

In the ordinary course of business, the Company may be subject to legal proceedings and claims. At this time, the Company is not a party to any legal proceedings, claims or assessments that, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations.

10.	Subsequent Event

On October 3, 2013, the Company received notification from Takeda Pharmaceutical Company/Nycomed GmbH of the termination of the licensing agreement between Nycomed GmbH and Immunomedics for the worldwide rights to veltuzumab, the humanized anti-CD20 antibody, in a subcutaneous formulation for all non-cancer indications.

The notification was received subsequent to the Company’s filing of arbitration proceedings in an effort to resolve the dispute the Company has with Nycomed concerning delays in the development of veltuzumab, which the Company argues is a material breach of the licensing agreement.

As a result of the termination, all rights to veltuzumab revert to the Company and both parties have begun discussions regarding the transition of veltuzumab back to the Company. In addition, the Company will continue to pursue the arbitration procedure to address its claim for damages due to, among other things, delays in the development of veltuzumab.

On October 11, 2013, Takeda filed its Statement of Defense with a counterclaim alleging wrongful termination of the licensing agreement. The Company will respond within 30 days. The Company expects an arbitrator to be selected on or before that date and that the arbitration will continue while the product transition takes place.

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

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of September 30, 2013, we employed 15 professionals in our research and development departments and 18 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Epratuzumab

UCB: Two Phase III studies of epratuzumab are ongoing in patients with systemic lupus erythematosus (SLE). These are multinational, placebo-controlled, randomized, double-blind studies designed to confirm the clinical efficacy and safety of epratuzumab in the treatment of patients with moderate to severe general SLE, in addition to continuing standard of care treatments. Each study lasts a maximum of 54 weeks after first dose and randomizes 780 patients in the study, with approximately 130 planned investigational sites per study. Top-line results from these studies are expected in the first quarter of calendar year 2015.

In addition, new data from an open-label extension of UCB’s EMBLEM Phase IIb study evaluating the long-term effects of epratuzumab treatment in adult patients with moderate-to-severe SLE were presented at the 2013 EULAR Congress (Ann Rheum Dis. 2013; 72(Suppl3): Abstracts 257 and 259). In 2012, results from the open-label extension study of the ALLEVIATE trials were presented at the American College of Rheumatology Annual Scientific Meeting (Arthritis Rheum. Oct 2012; 64(Supplement S10): S276-7 and S953-4). These studies showed that continued cycles of epratuzumab therapy maintained improvements or further reduced the lupus disease activity of patients over a timeframe of approximately 4 years. Also, there was a reduction in corticosteroid doses, a tolerable safety profile, and no new safety concerns identified. Patients also reported clinically meaningful improvements in health-related quality of life that were sustained over approximately 4 years of treatment. Results from the ALLEVIATE trials have also been published (Rheumatology (Oxford). 2013 Jul; 52(7): 1313-22. doi: 10.1093/rheumatology/ket129. Epub 2013 Mar 28. PMID: 23542611).

Epratuzumab remains of interest to the oncology community. In January 2013 we entered into a collaboration agreement with Algeta ASA, or Algeta, for the development of epratuzumab conjugated with Algeta’s proprietary thorium-227 alpha-pharmaceutical payload. Under the terms of this agreement, we have manufactured and supplied clinical-grade antibody to Algeta, which has rights to evaluate the potential of a conjugated thorium-227 epratuzumab for the treatment of cancer. Algeta will fund all preclinical and clinical development costs up to the end of Phase I testing. Upon successful completion of Phase I testing, the parties shall negotiate terms for a license agreement at Algeta’s request. We have agreed with Algeta to certain parameters to be included in the license agreement.

Epratuzumab has already been studied in several large trials and continues to be studied in diverse clinical trials conducted by outside third parties. Examples of these studies include:

In the United States, the Southwest Oncology Group (SWOG) Study Group has completed a multicenter Phase II trial of epratuzumab combined with chemotherapy (clofaribine and cytarabine) in relapsed adult ALL. The primary objective of this trial is complete remission rate. Initial results from this study were reported at the American Society of Hematology (ASH) 2012 Annual Meeting (Blood, ASH Annual Meeting Abstracts. Nov 2012; 120: 2603).

The Cancer and Leukemia Group B (CALGB) Study Group has completed a Phase II trial of epratuzumab in combination with rituximab in untreated follicular lymphoma patients. Sixty patients were enrolled in this multicenter trial where patients received 8 doses of epratuzumab and rituximab over 9 months. Results from this trial have been published (Cancer. 2013 Aug 6. doi: 10.1002/cncr.28299. Epub ahead of print. PMID: 23922187).

The Diffuse Large B-Cell Lymphoma (DLBCL) study conducted by the NCCTG Study Group received encouraging results from the first part of study with epratuzumab + rituximab + CHOP chemotherapy as upfront therapy (Cancer. 2006 Dec 15;107(12):2826-32). A total of 107 patients were enrolled in the second part of the study, a multicenter Phase II trial. The results, which showed a high rate of durable complete responses, were published in the journal Blood (Blood. 2011 Oct 13; 118(15):4053-4061. doi: 10.1182/blood-2011-02-336990. PMID: 21673350).

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

For adult ALL, there are two clinical trials that are ongoing. The MARALL trial, led by St. Bartholomew’s Medical Center, London, is a multicenter Phase I/II study conducted in the UK, combining epratuzumab, veltuzumab and chemotherapy in relapsed adult ALL, and is expected to enroll 55 patients.

Sponsored by the French GRAALL Study Group, the CheprALL study is a multicenter Phase II study conducted in France using epratuzumab combined with chemotherapy in adult patients with relapsed ALL, with an estimated enrollment of 55 patients.

(Y-90) Clivatuzumab Tetraxetan

We have completed a Phase Ib trial of Y-90 clivatuzumab tetraxetan administered alone as fractionated, multi-doses, or in combination with low-dose gemcitabine in patients with pancreatic cancer who have received at least 2 prior therapies. Results from this study, presented at the 15th World Congress on Gastrointestinal Cancer organized by the European Society of Medical Oncology (Ann Oncol. 2013; 24(suppl 4): iv12. doi: 10.1093/annonc/mdt201.4) and updated at the 2013 Annual Congress of the European Association of Nuclear Medicine, were encouraging. We have decided to proceed with a Phase III clinical trial, positioning clivatuzumab as a therapy for patients with advanced pancreatic cancer relapsed after at least 2 prior treatments. The Company will provide further estimates regarding cash flow requirements and funding once the full Phase III Trial expense estimates have been determined.

We have also completed a Phase I/II, open-label trial of Y-90 clivatuzumab tetraxetan administered as fractionated, multi-doses, in combination with gemcitabine as frontline therapy for patients with Stage III or Stage IV pancreatic cancer. The Phase I portion of this study has been published (Cancer. 2012 Nov 15; 118(22):5497-506. doi: 10.1002/cncr.27592. Epub 2012 May 8. PMID: 22569804). Final results from this study were reported at the June 2012 American Society of Clinical Oncology Annual Meeting (J ClinOncol. 30, 2012 (suppl; abstr 4043)), and at the 2012 Annual Meeting of the Society of Nuclear Medicine (SNM) (J Nucl Med. 2012; 53 (Supplement 1): 495).

A Phase I dose-escalation, multicenter, trial of Y-90 clivatuzumab tetraxetan given alone in relapsed, advanced pancreatic cancer patients has been published in Clinical Cancer Research (Clin Cancer Res. 2011 Jun 15;17(12): 4091-100. doi:10.1158/1078-0432.CCR-10-2579. Epub 2011 Apr 28. PMID: 21527562).

Veltuzumab

The trial in immune thrombocytopenia, conducted by Immunomedics and funded by Takeda-Nycomed, to evaluate alternative dosing schedules has completed patient enrollment. Results from the Phase I portion of this study have been published (Br J Haematol. 2013 Sep: 162(5): 693-701. doi: 10.1111/bjh.12448. Epub 2013 Jul. PMID: 23829485). The study was updated in an oral presentation at the 2012 ASH meeting (Blood, ASJ Annual Meeting Abstracts. Nov 2012: 120:622).

The SC veltuzumab trial in patients with NHL has been completed and the results have been published (Haematologica. 2011 Apr; 96(4): 567-73. doi: 10.3324/haematol.2010.037390. Epub 2010 Dec 20. PMID: 21173095). For chronic lymphocytic leukemia (CLL), after amending the protocol to evaluate a different dosing schedule, the study is now completed. Results from 18 assessable patients with CLL were presented in an oral presentation at the 2012 ASH Annual Meeting (Blood, ASH Annual Meeting Abstracts. Nov 2012; 120: 192).

(Y-90) Epratuzumab Tetraxetan

We have received funding from the Small Business Innovation Research program of the National Cancer Institute to conduct a multicenter trial examining the combination of Y-90 epratuzumab tetraxetan and veltuzumab in relapsed, aggressive NHL. Initial clinical experience with this combination was reported at the 2012 Annual Meeting of SNM, and was updated at the 54th ASH Annual Meeting (Blood, ASH Annual Meeting Abstracts. Nov 2012; 120: 3680).

At the same ASH Annual Meeting, updated results from a multicenter Phase II prospective trial of Y-90 epratuzumab tetraxetan as a consolidation therapy following R-CHOP in elderly patients with diffuse large B-cell lymphoma were reported by the French LYSA study group in an oral presentation (Blood, ASH Annual Meeting Abstracts. Nov 2012; 120: 906).

Milatuzumab

Milatuzumab is being investigated in combination with veltuzumab by our collaborators at the Ohio State University, in patients with relapsed or refractory B-cell non-Hodgkin lymphoma (NHL) after at least one prior therapy. Results from this Phase I/II study were updated at the 2011 ASH Annual Meeting. Patient enrollment for this study is now completed. The milatuzumab+veltuzumab combination has previously demonstrated in vitro anti-tumor activity in preclinical studies performed by this group (Blood. 2011 Apr 28; 117(17): 4530-41. doi: 10.1182/blood-2010-08-303354. Epub 2011 Jan 12. PMID: 21228331).

Milatuzumab-DOX

Milatuzumab conjugated with doxorubicin is our first antibody-drug conjugate (ADC) to enter into clinical development, taking advantage of the rapid internalization property of milatuzumab when bound to CD74. The Phase I/II clinical trial of this ADC first enrolled patients with relapsed multiple myeloma and was later expanded to include NHL and CLL. Patient enrollment is completed for multiple myeloma and ongoing for NHL and CLL.

IMMU-130

This is the second agent from our ADC programs which has completed two Phase I clinical trials. IMMY-130 includes SN-38 is the active metabolite of irinotecan, a FDA approved chemotherapeutic. SN-38 cannot be given directly to patients because of its toxicity and poor solubility. By conjugating SN-38 to labetuzumab, our anti-carcinoembryonic antigen antibody (anti-CEACAM 5), the potent drug can be delivered selectively to tumors, thereby selectively targeting the tumors and minimizing damage to normal tissues and organs.

This ADC is in two Phase I dose-escalation expansion trials in heavily-pretreated patients with metastatic colorectal cancer. Initial results from one of the studies using the once-every-2-weeks dosing schedule were reported at the 2013 Annual Meeting of the American Association for Cancer Research (AACR Meeting Abstracts, Apr 2013; 2013: LB-159) and updated at the European Cancer Congress 2013.

IMMU-132

Our third ADC in clinical development involves our TROP-2 antibody, an internalizing humanized anti-epithelial glycoprotein-1 (EGP-1) antibody and SN-38. TROP-2 is a cell-surface receptor expressed by many human tumors, such as cancers of the breast, cervix, colon and rectum, lung, pancreas, ovary, and prostate, but with only limited expression in normal human tissues.

A Phase II trial examining the safety and tolerability in patients with colorectal, gastric, hepatocellular, bladder, head and neck, prostate, small-cell and non-small-cell lung, breast, pancreatic, esophageal, kidney or ovarian cancer is currently enrolling patients. Results from this study were presented at the 2013 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics on October 22, 2013 in Boston, Massachusetts.

A total of 25 patients have been enrolled, with 21 patients having at least 1 CT assessment. Objective partial responses by RECIST 1.0 were observed in 3 patients, or 14% of evaluable patients, with one patient each with colon cancer, triple-negative breast cancer, and small cell lung cancer. Lesser degrees of tumor shrinkage, or disease stabilization, were observed in 15 patients for an 86% overall disease control rate in this population.

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

In addition, our collaborators at Radboud University Nijmegen, The Netherlands, have completed a Phase I trial of TF2 in patients with advanced colorectal cancer. Encouraging results from this study were presented at the 2012 Annual Meeting of the Society of Nuclear Medicine. (J Nucl Med. 2012; 53(Supplement 1): 496).

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

Revenue Recognition

We have accounted for revenue arrangements that include multiple deliverables as a separate unit of accounting if: a) the delivered item has value to the customer on a standalone basis, and b) the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor, in accordance with the accounting standard for multiple-element arrangements. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition. We allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting within an arrangement containing multiple deliverables. Relative selling prices are determined using vendor specific objective evidence, if it exists; otherwise third-party evidence, or our best estimate of selling price is used for each deliverable.

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

Revenue from the sale of diagnostic products is recorded when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Allowances, if any, are established for uncollectible amounts, estimated product returns and discounts. Since allowances are recorded based on management’s estimates, actual amounts may be different in the future.

Financial Instruments

The carrying amounts of cash and cash equivalents, other current assets and current liabilities approximate fair value due to the short-term maturity of these instruments. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Investments in marketable securities are available-for-sale to fund operations. The portfolio at September 30, 2013 primarily consists of corporate debt securities and municipal bonds.

Stock-Based Compensation

We have a stock incentive plan, the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization and to align the employee’s interest with our stockholders. This plan is described more fully in Note 6 to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2013 and Note 5 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three-month periods ended September 30, 2013 and 2012:

	Three-Month Periods Ended September 30,
	2013	2012
Expected dividend yield	0%	0.0%
Expected life of options (years)	5.20	5.29
Expected stock price volatility	67%	69%
Risk-free interest rate	1.56%-1.74%	0.98%-1.11%

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

Three-Month Period Ended September 30, 2013 Compared to 2012

Revenues

Revenues for the three-month period ended September 30, 2013 were $5.5 million as compared to $1.1 million for the three-month period ended September 30, 2012. License and other revenues were $4.6 million for the three-month period ended September 30, 2013. There were no license and other revenues for the same period in the previous year. This increase resulted from revenue earned upon fulfilling the Company’s obligations under the Algeta ASA Service Agreement, as amended. Product sales for the three-month period ended September 30, 2013 were $0.6 million as compared to $0.7 million for the same period in 2012. This decrease resulted primarily from lower sales volume of LeukoScan in Europe as a result of regulatory delays in releasing product for sale that we are in the process of resolving. Research and development revenues for both of the three-month periods ended September 30, 2013 and 2012 were $0.3 million.

Costs and Expenses

Total costs and expenses for the three-month period ended September 30, 2013 were $9.9 million as compared to $8.6 million for the same period in 2012, representing an increase of $1.3 million or 15%. Research and development expenses for the three-month period ended September 30, 2013 were $6.7 million as compared to $7.0 million for the same period in 2012, a decrease of $0.3 million or 4%. This decrease was primarily due to a $1.2 million reversal of a previous clinical trial accrual. This decrease was partially offset by the increased costs for the antibody-drug conjugates’ clinical trials.

Cost of goods sold for both the three-month periods ended September 30, 2013 and 2012 were $0.1 million. Gross profit margins were 86% for the first quarter of fiscal 2013 as compared to 87% for the first quarter of fiscal 2012. Cost of license fee and other revenues resulted from the recognition of deferred manufacturing costs related to the Algeta service agreement which was completed during the three-month period ended September 30, 2013. Sales and marketing expenses for both of the three-month periods ended September 30, 2013 and 2012 were $0.2 million. General and administrative expenses were $1.7 million for the three month period ended September 30, 2013 representing an increase of $0.4 million or 31% compared to $1.3 million for the three-month period ended September 30, 2012. This increase is primarily attributable to increased legal expenses incurred as part of arbitration proceedings with Takeda-Nycomed initiated during the three-month period ended September 30, 2013.

Interest and Other Income

Interest and other income for the three-month period ended September 30, 2013 was $6 thousand as compared to $0.1 million of interest and other income for the three-month period ended September 30, 2012. Included in the interest and other income in the prior fiscal period was $0.1 million that was recorded as proceeds from an insurance claim for equipment failure during the 2011 fiscal year.

Foreign Currency Transaction Gain

Foreign currency transaction gain amounted to $5 thousand for the three-month period ended September 30, 2013 as compared to a gain of $30 thousand for the same period in 2012, primarily as a result of currency fluctuations between the U.S. dollar and the Euro.

Net Loss Attributable to Immunomedics, Inc.

Net loss attributable to Immunomedics, Inc. common stockholders for the three-month period ended September 30, 2013 was $4.3 million or $0.05 per share as compared to a net loss of $7.4 million or $0.10 per share for the same period in 2012. The $3.1 million decrease in the net loss this quarter was primarily due to higher license fee revenue less the cost of license fee and other revenues related to the Algeta agreement.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operating activities. Net cash used in operating activities for the three-month period ended September 30, 2013 was $7.3 million as compared to $7.4 million net cash used in operating activities for the three months ended September 30, 2012.

Cash flows from investing activities. Net cash used in investing activities for the three-months ended September 30, 2013 was $20.2 million compared to $40 thousand of net cash provided by investing activities for the three months ended September 30, 2012. The increase in cash flow used in investing activities for fiscal 2013 is primarily due to $20.1 million purchase of marketable securities in the current period.

Cash flows from financing activities. Net cash provided by financing activities for the three-month periods ended September 30, 2013 was $0.8 million compared to $79 thousand of net cash used in financing activities for the three months ended September 30, 2012. The increase in cash flow during the current period resulted principally from $0.9 million in proceeds received from the exercise of stock options.

Working Capital and Cash Requirements

At September 30, 2013, we had working capital of $32.2 million, which was approximately $3.1 million lower than the working capital of $35.3 million at June 30, 2013. Our cash, cash equivalents and marketable securities amounted to $34.7 million at September 30, 2013, representing a decrease of $6.6 million from $41.3 million at June 30, 2013. The decreases were primarily a result of our use of $7.3 million of cash in operations.

As of September 30, 2013, we have $34.7 million of cash, cash equivalents and marketable securities. Based on our expected cash utilization rate, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. Cash requirements in fiscal year 2014 are expected to be in the $24.0 - $26.0 million range, which includes expenses related to our ongoing ADC programs and certain expenses to initiate our anticipated clivatuzumab textraxetan Phase III clinical trial for the treatment of patients with pancreatic cancer. Our Phase Ib clinical trial of clivatuzumab textraxetan in patients with advanced pancreatic cancer was completed during the 2013 fiscal year. Based on the encouraging results, we reported at the 15th World Congress on Gastrointestinal Cancer and updated at the 2013 Annual Congress of the European Association of Nuclear Medicine, we decided to proceed with a Phase III clinical trial. We will provide further guidance regarding cash flow requirements once the full Phase III Trial estimated expenses have been determined. We recognize that this trial will require additional funding. There can be no assurances that financing will be available when needed on terms acceptable to it, if at all. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected. Furthermore, the terms of any such debt or equity financing may include covenants which may limit our future ability to manage the business. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

We plan to continue pursuing sources of financing including, potential payments from partners, (including any cash payment that the Company might receive in connection with a sublicense involving a third party and UCB, which is not within the Company’s control), licensing arrangements, grants or other financing sources.

We expect research and development activities to continue to expand over time, and we do not believe we will have adequate cash to continue to conduct development of product candidates in our pipeline according to our long-term corporate strategy. As a result, we will continue to require additional financial resources in the future in order to conduct our research and development programs, clinical trials of product candidates and regulatory filings. Our ability to raise capital through public and private equity or debt financings are dependent upon economic conditions that may be present at the time of these fund raising events. There can be no assurances that financing will be available when needed with acceptable terms to us, if at all. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected. Furthermore, the terms of any such debt or equity financing may include covenants which may limit our future ability to manage the business. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

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

We have incurred significant operating losses since our formation in 1982. As of September 30, 2013, we had an accumulated deficit of approximately $233.6 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our existing licensing agreements with UCB and Takeda-Nycomed. The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our business operations or related cash flows. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging product. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic product and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. Although we may have net income from time to time based on the timing and amount of proceeds received under collaborative agreements, we expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

Clinical trials involve the administration of a product candidate to patients who are already extremely ill, making patient enrollment often difficult and expensive. Moreover, even in ideal circumstances where the patients can be enrolled and then followed for the several months or more required to complete the study, the trials can be suspended, terminated or otherwise fail for any number of reasons, including:

•	later-stage clinical trials may raise safety or efficacy concerns not readily apparent in earlier trials;

•	unforeseen difficulties in manufacturing the product candidate in compliance with all regulatory requirements and in the quantities needed to complete the trial which may become cost-prohibitive;

•	while underway, the continuation of clinical trials may be delayed, suspended or terminated due to modifications to the clinical trial’s protocols based on interim results obtained or changes required by the FDA;

•	we or our collaboration partner(s) may suspend or cease trials in our or their sole discretion;

•	during the long trial process alternative therapies may become available which make further development of the product candidate impracticable; and

•	if we are unable to obtain the additional capital we need to fund all of the clinical trials we foresee, including the anticipated Phase III trial for Y-90-labeled clivatuzumab tetraxetan in pancreatic cancer, we may be forced to cancel or otherwise curtail such trials and other studies.

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

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•	Upfront payments, milestone payments and payments for limited amounts of our antibodies received from licensing partners;

•	Proceeds from the public and private sale of our equity or debt securities; and

•	Limited product sales of LeukoScan®, licenses, grants and interest income from our investments.

Based on our expected cash utilization rate, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. Cash requirements in fiscal year 2014 are expected to be in the $24.0 - $26.0 million range, which includes expenses related to our ADC programs and certain expenses to initiate our anticipated clivatuzumab tetraxetan Phase III clinical trial for the treatment of patients with pancreatic cancer. Our Phase Ib clinical trial of clivatuzumab tetraxetan in patients with advanced pancreatic cancer was completed during the 2013 fiscal year. Based on the encouraging results, we reported at the 15th World Congress on Gastrointestinal Cancer and updated at the 2013 Annual Congress of the European Association of Nuclear Medicine, we decided to proceed with a Phase III clinical trial. We will provide further guidance regarding cash flow requirements once the full Phase III Trial estimated expenses have been determined. We recognize that this trial will require additional funding. There can be no assurances that financing will be available when needed on terms acceptable to it, if at all. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected. Furthermore, the terms of any such debt or equity financing may include covenants which may limit our future ability to manage the business. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

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

Over the long term, we expect research and development activities to continue to expand and we do not believe we will have adequate cash to continue to conduct development of product candidates in line with our pipeline included in our long term corporate strategy. Our capital requirements are dependent on numerous factors, including:

•	The rate at which we progress our research programs and the number of product candidates we have in pre-clinical and clinical development at any one time;

•	The cost of conducting clinical trials involving patients in the United States, Europe and possibly elsewhere;

•	Our need to establish the manufacturing capabilities necessary to produce the quantities of our product candidates we project we will need;

•	The time and costs involved in obtaining FDA and foreign regulatory approvals;

•	The cost of first obtaining, and then defending, our patent claims and other intellectual property rights;

•	The success of UCB in meeting the clinical development and commercial milestones for epratuzumab, and

•	Our ability to enter into licensing and other collaborative agreements to help off-set some of these costs.

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

We have licensed the exclusive worldwide rights for the treatment of non-cancer indications to one of our most advanced therapeutic compounds, epratuzumab (to UCB). As a result, UCB is solely responsible, and we are depending upon them, for completing the clinical development of these compounds, obtaining all necessary regulatory approvals, and then commercializing and manufacturing the compounds for sale. If they do not fully perform their responsibilities under our agreements, or if the clinical trials to be conducted are not initiated, are unsuccessful or are terminated by them for any other reason, our ability to commercialize this product candidate in the future, as well as other product candidates we have in development which are closely related to them, would be severely jeopardized. In such event, it is likely we would never receive any additional milestone payments or royalties that we are eligible to receive under our agreement with UCB, and our ability to fund the development and testing of our other product candidates would be adversely affected.

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

The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology and autoimmune disease products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Biogen Idec, Roche, GlaxoSmithKline, Seattle Genetics, ImmunoGen, Inc. Merck Serono, Genmab, Amgen, Bristol-Myers Squibb, Bayer Healthcare Pharmaceuticals, Pfizer, AstraZeneca and Eli Lilly, are engaged in the development of therapeutic autoimmune and oncology products. For example, Human Genome Sciences, a wholly owned subsidiary of GlaxoSmithKline, has received approval from the FDA for belimumab, their human monoclonal antibody against B-lymphocyte stimulator, or BlyS, for the therapy of patients with systemic lupus erythematosus. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology and autoimmune disease products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies.

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

Given that autoimmune and cancer therapeutics such as the ones we are developing can cost upwards of $30,000 per treatment (or more), even if our product candidates become available for sale it is likely that federal and state governments, insurance companies and other payers of health care costs will try to first limit the use of these drugs to certain patients, and may be reluctant to provide a level of reimbursement that permits us to earn a significant profit on our investment, if any.

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

At November 1, 2013, we had 83,134,280 shares of common stock outstanding, 6,693,060 additional shares reserved for the exercise of outstanding options and restricted stock units 3,672,563 shares available for future grant under our stock option plan and 1,000,000 shares of common stock reserved for issuance upon the exercise of outstanding warrants.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of September 30, 2013, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 10% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

The Sarbanes-Oxley Act requires that we maintain effective internal controls over financial reporting and disclosure controls and procedures. Among other things, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-

Oxley Act. Compliance with Section 404 requires substantial accounting expense and significant management efforts. Our testing, or the subsequent review by our independent registered public accounting firm, may reveal deficiencies in our internal controls that would require us to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the NASDAQ GMS or other regulatory authorities that would require additional financial and management resources and could adversely affect the market price of our common stock.

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

IMMUNOMEDICS, INC.

November 4, 2013	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer (Principal Executive Officer)

November 4, 2013	By:	/s/ Peter P. Pfreundschuh
Peter P. Pfreundschuh
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Form of Restricted Stock Unit Issuance Agreement (Incorporated by reference to the Current Report filed on August 22, 2013).

10.2	Form of Performance-Based Restricted Stock Unit Issuance Agreement (Incorporated by reference to the Current Report filed on August 22, 2013).

10.3	Separation from Employment Agreement, effective September 3, 2013, by and between the Company and Gerard G. Gorman. *

10.4	Employment Letter, dated August 15, 2013, by and between the Company and Peter Pfreundschuh.*

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.