Form 10-Q
period 2013-12-31
IMMUNOMEDICS INC
filed 2014-02-10
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-12104

Immunomedics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	61-1009366
(State or other jurisdiction of incorporation or organization)	(I. R.S. Employer Identification No.)

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

The number of shares of the registrant’s common stock outstanding as of February 7, 2014 was 83,297,797.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2013	June 30, 2013
ASSETS

Current Assets:
Cash and cash equivalents	$6,809,948	$41,326,000
Marketable securities	20,024,794	—
Accounts receivable, net of allowance for doubtful accounts of $61,188 at December 31, 2013 and $49,265 at June 30, 2013	716,874	622,830
Inventory	886,721	1,030,480
Other receivables	201,182	172,468
Prepaid expenses	806,186	432,660
Other current assets	718,991	1,631,172

Total current assets	30,164,696	45,215,610

Property and equipment, net of accumulated depreciation of $27,057,858 and $26,743,481 at December 31, 2013 and June 30, 2013, respectively	1,986,794	2,086,911
Value of life insurance policies	603,332	594,832
Other long-term assets	30,000	30,000

Total Assets	$32,784,822	$47,927,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$2,839,480	$3,950,866
Deferred revenues	288,160	2,780,309

Total current liabilities	3,127,640	6,731,175
Other liabilities	1,450,486	1,400,728
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2013 and June 30, 2013	—	—
Common stock, $0.01 par value; authorized 135,000,000 shares; issued 83,296,922 shares and outstanding 83,262,197 shares at December 31, 2013; and issued 82,841,123 shares and 82,806,398 shares outstanding at June 30, 2013	832,968	828,411
Capital contributed in excess of par	268,084,054	265,688,408
Treasury stock, at cost, 34,725 shares at December 31, 2013 and at June 30, 2013	(458,370)	(458,370)
Accumulated deficit	(240,113,253)	(226,039,812)
Accumulated other comprehensive income	296,733	161,830

Total Immunomedics, Inc. stockholders’ equity	28,642,132	40,180,467
Noncontrolling interest in subsidiary	(435,436)	(385,017)

Total stockholders’ equity	28,206,696	39,795,450

Total Liabilities and Stockholders’ Equity	$32,784,822	$47,927,353

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Revenues:
Product sales	$949,901	$733,993	$1,508,924	$1,467,180
License fee and other revenues	—	—	4,623,333	—
Research and development	252,549	78,158	568,014	396,389

Total revenues	1,202,450	812,151	6,700,271	1,863,569

Costs and Expenses:
Costs of goods sold	103,071	91,819	180,270	188,250
Costs of license fee and other revenues	—	—	1,189,170	—
Research and development	7,243,108	6,425,233	15,079,907	13,219,155
Sales and marketing	424,510	187,310	642,542	391,702
General and administrative	2,042,081	1,713,300	3,774,752	2,986,005

Total costs and expenses	9,812,770	8,417,662	20,866,641	16,785,112

Operating loss	(8,610,320)	(7,605,511)	(14,166,370)	(14,921,543)
Insurance proceeds received	—	2,500,165	—	2,637,879
Interest and other income	18,305	1,850	24,516	3,315
Foreign currency transaction gain (loss)	12,540	(66,440)	17,992	(36,735)

Loss before income tax expense	(8,579,475)	(5,169,936)	(14,123,862)	(12,317,084)
Income tax benefit (expense)	4,501	(19,706)	—	(39,375)

Net loss	(8,574,974)	(5,189,642)	(14,123,862)	(12,356,459)
Net loss attributable to noncontrolling interest	(25,220)	(23,330)	(50,419)	(49,262)

Net loss attributable to Immunomedics, Inc. stockholders	$(8,549,754)	$(5,166,312)	$(14,073,443)	$(12,307,197)

Loss per common share attributable to Immunomedics, Inc. stockholders, (basic and diluted)	$(0.10)	$(0.07)	$(0.17)	$(0.16)

Weighted average shares used to calculate loss per common share, (basic and diluted)	83,174,835	75,671,088	83,060,980	75,640,663

Other comprehensive income, net of tax:
Foreign currency translation adjustments	47,514	42,215	119,881	102,361
Unrealized gains on available-for-sale securities	19,982	—	15,022	—

Other comprehensive income	67,496	42,215	134,903	102,361

Comprehensive loss	(8,507,478)	(5,147,427)	(13,988,959)	(12,254,098)

Less comprehensive loss attributed to noncontrolling interest	(25,220)	(23,330)	(50,419)	(49,262)

Comprehensive loss attributable to Immunomedics, Inc. stockholders	$(8,482,258)	$(5,124,097)	$(13,938,540)	$(12,204,836)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2013	2012
Cash flows used in operating activities:
Net loss	$(14,123,862)	$(12,356,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	314,376	478,104
Amortization of deferred revenue	(2,492,149)	—
Gains from insurance claim for equipment	—	(137,879)
Increase in allowance for doubtful accounts	11,923	3,085
Non-cash expense related to stock compensation	1,540,987	1,202,076
Non-cash increase in value of life insurance policy	(8,500)	(8,600)
Amortization of deferred rent	49,758	49,758
Changes in operating assets and liabilities	(518,860)	(572,666)

Net cash used in operating activities	(15,226,327)	(11,342,581)

Cash flows used in investing activities:
Purchase of marketable securities	(20,024,794)	—
Purchases of property and equipment	(214,259)	(194,157)
Proceeds from insurance claim for equipment	—	137,879

Net cash used in investing activities	(20,239,053)	(56,278)

Cash flows provided by (used in) financing activities:
Exercise of stock options	1,076,220	61,104
Payments for stock plan activity	(217,004)	(173,104)
Share purchases of majority-owned subsidiary	—	(39,255)

Net cash provided by (used in) financing activities	859,216	(151,255)

Effect of changes in exchange rates on cash and cash equivalents	90,112	111,861

Net decrease in cash and cash equivalents	(34,516,052)	(11,438,253)

Cash and cash equivalents, beginning of period	41,326,000	32,838,096

Cash and cash equivalents, end of period	$6,809,948	$21,399,843

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

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. Operating results for the three and six-month periods ended December 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2014, or any other period.

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

The Company is actively pursuing various financing alternatives as market conditions permit through collaborative licensing and partnership agreements. The Company continues to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of proprietary technologies. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. If the Company is unable to raise additional funding through licensing and/or partnership agreements, the Company will need to pursue other forms of financing including equity or debt financings. If the Company is unable to raise additional funds on acceptable terms, it will curtail certain programs and implement cost savings programs to continue its operations into the beginning of calendar year 2015.

As of December 31, 2013, the Company has $26.8 million of cash, cash equivalents and marketable securities. Based on the Company’s expected cash flow projections, the Company believes it has sufficient funds to continue its operations and research and development programs for at least the next twelve months, which includes certain expenses related to the Company’s start of the clivatuzumab tetraxetan Phase III clinical trial for the treatment of patients with pancreatic cancer and expenses for the ongoing Antibody Drug Conjugate (ADC) programs. The Phase Ib clinical trial of clivatuzumab tetraxetan in patients with advanced pancreatic cancer was completed during the 2013 fiscal year. Based on the results of such trial, the Company decided to proceed with a Phase III clinical trial. The Company will provide further guidance regarding cash flow requirements as the Phase III Trial gets fully under way. The Company recognizes that this trial will require additional funding. There can be no assurances that financing will be available when needed on terms acceptable to it, if at all. If the Company were unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. Furthermore, the terms of any such debt or equity financing may include covenants which may limit the Company’s future ability to manage the business. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of equity and debt securities and revenues from licensing agreements, which could provide up-front and milestone payments, as well as funding of development costs and other licensing possibilities. The Company’s ability to raise capital through public and private debt or equity financings may be negatively impacted by the current economy. There can be no assurances that financings will be available when needed with acceptable terms to it, if at all. If the Company were unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. Furthermore, the terms of any such debt or equity financing may include covenants which may limit the Company’s future ability to manage the business. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

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

Research and Development Costs

Research and development costs are expensed as incurred. Costs incurred for clinical trials for patients and investigators are expensed as services are performed in accordance with the agreements in place with the institutions.

Financial Instruments

The carrying amounts of cash and cash equivalents, other current assets and current liabilities approximate fair value due to the short-term maturity of these instruments. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Investments in marketable securities are available-for-sale to fund operations. The portfolio at December 31, 2013 primarily consists of debt securities and municipal bonds.

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

Financial assets recorded on the condensed consolidated balance sheets as of December 31, 2013 and June 30, 2013 are categorized based on the inputs to the valuation techniques as follows (in thousands):

•	Level 1 – Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

•	Level 2 – Financial assets whose value are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

•	Level 3 – Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

	($ in thousands)
December 31, 2013	Level 1	Level 2	Level 3	Total
Money Market Funds	$3,224	$—	$—	$3,224
Marketable Securities:
U.S. Treasury Bonds	9,023	—	—	9,023
Corporate Debt Securities	11,002	—	—	11,002

Total	$23,249	$—	$—	$23,249

June 30, 2013	Level 1	Level 2	Level 3	Total
Money Market Funds	$38,327	$—	$—	$38,327

Total	$38,327	$—	$—	$38,327

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

Inventory

Inventory, which consists of work-in-process and the finished product of LeukoScan®, is stated at the lower of cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead.

Inventory consisted of the following (in thousands):

	December 31, 2013	June 30, 2013
Work in process	$—	$914
Finished goods	887	116

	$887	$1,030

Income Taxes

The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. We have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2013.

The Company’s U.S. operations reported a net loss for the three and six-month periods ended December 31, 2013 and 2012, resulting in a tax benefit that was fully offset by a valuation allowance. Income taxes were provided for profitable foreign jurisdictions at the estimated annual tax rate during the three and six-month periods ended December 31, 2012.

The Company has no liability for uncertain tax positions as of December 31, 2013.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net losses recorded for the three and six-month periods ended December 31, 2013 and 2012. The common stock equivalents excluded from the diluted per share calculation are 7,688,081 and 7,762,604 shares for the periods ended December 31, 2013 and 2012, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss, net unrealized gains and losses on available for sale securities, and foreign exchange translation adjustments and is presented in the condensed consolidated statements of comprehensive loss.

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

During the six months ended December 31, 2013, the Company invested $20.0 million of cash and cash equivalents into debt securities and municipal bonds. Immunomedics utilized Accounting Standards Codification No. 320, Accounting for Investments - Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there are no positive intent and ability to hold to maturity, the securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income. Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at December 31, 2013 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2013

U.S. Treasury Bonds	$9,023	$—	$—	$9,023
Corporate Debt Securities	10,987	17	(2)	11,002

	$20,010	$17	$(2)	$20,025

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2013 (in thousands):

	Fair Value	Net Carrying Amount
Due within one year	$11,813	$11,862
Due after one year through five years	8,212	8,280

	$20,025	$20,142

4.	Stockholders’ Equity

The components of accumulated other comprehensive income were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Income
Balance, July 1, 2013	$161,830	$—	$161,830
Other comprehensive income before reclassifications	119,881	15,022	134,903

Amounts reclassified from accumulated other comprehensive income(a)	—	—	—

Net current-period other comprehensive income	119,881	15,022	134,903

Balance, December 31, 2013	$281,711	$15,022	$296,733

All components of accumulated other comprehensive income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

(a)	For the six months ended December 31, 2013, there were no amounts reclassified from accumulated other comprehensive income.

5.	Stock Incentive Plan

A summary of the 2006 Stock Incentive Plan (the “Plan”), is provided in Note 6 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The Company believes that awards under the Plan better align the interests of its employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, are vested immediately and have seven year contractual terms. At December 31, 2013, there were 10,222,080 shares of common stock reserved for possible future issuance under the Plan, both currently outstanding (6,688,081 shares) and which were available to be issued for future grants (3,533,999 shares).

The fair value of each option granted during the six-month periods ended December 31, 2013 and 2012 is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the following table:

	Six-month period ended December 31,
	2013	2012
Expected dividend yield	0%	0%
Expected option term (years)	3.32	5.37
Expected stock price volatility	61%	69%
Risk-free interest rate	0.10%-1.74%	0.98%-1.11%

The weighted average fair value at the date of grant for options granted during the six-month periods ended December 31, 2013 and 2012 were $2.20 and $1.95 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding and the expected stock price volatility is based on the Company’s daily stock trading history. The weighted average of the expected option term declined to 3.32 years for the six-month period ended December 31, 2013 was a result of the issuance of new short-term options to the former chief financial officer. Aside from these stock options the expected option term for other stock options granted during the six-month period ended December 31, 2013 was 5.2 years. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The lower risk-free interest rate results from the short-term rate for the stock options granted to the former chief financial officer.

Information concerning options for the six-month period ended December 31, 2013 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2013	5,726,874	$3.30
Granted	895,479	$5.46
Exercised	(310,812)	$3.46
Cancelled or forfeited	(468,786)	$3.54

Outstanding, December 31, 2013	5,842,755	$3.60	3.09	$6,946,552

Exercisable, December 31, 2013	4,640,671	$3.44	2.39	$6,208,719

A summary of the Company’s non-vested restricted and performance stock units at July 1, 2013, and changes during the six-month period ended December 31, 2013 are presented below:

Outstanding Non-Vested Restricted and Performance Stock Units	Number of Awards
Non-vested at July 1, 2013	488,575
Restricted Units Granted	179,668
Performance Units Granted	389,864
Vested	(187,781)
Cancelled	(25,000)

Non-vested at December 31, 2013	845,326

The Company has 2,047,410 non-vested options, restricted and performance stock units outstanding as of December 31, 2013. As of December 31, 2013, there was $2.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.3 years. The Company recorded $1.1 million and $1.5 million for total stock-based compensation expense for employees, executive officers and non-employee Board members for the three and six-month periods ended December 31, 2013, respectively, as compared to $0.7 million and $1.2 million for the three and six-month periods ended December 31, 2012.

Each non-employee Board member who continues to serve shall receive on the date of the annual stockholders meeting an annual grant of non-qualified stock options and restricted stock units, each equal in value to $45 thousand. The Company recorded $60 thousand and $115 thousand for stock-based compensation expense for these non-employee Board members restricted stock units for the three and six-month periods ended December 31, 2013, respectively, as compared to $30 thousand and $46 thousand for the three and six-month periods ended December 31, 2012.

On August 16, 2013, the Company awarded an additional 136,452 restricted stock units to certain executive officers of the Company at the market price on that date ($5.13 per share). These restricted stock units will vest over a four year period. As of December 31, 2013, there was $1.6 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these executive officers, excluding performance stock units. That cost is being recognized over a weighted-average period of 2.73 years. The Company recorded $0.2 million and $0.3 million for stock-based compensation expense for these executive officers for the three and six-month periods ended December 31, 2013 and 2012, respectively.

On August 16, 2013, the Company also awarded certain executive officers Performance Units which are subject to attainment of certain performance milestones as well as certain continued service requirements. All or a portion of the Performance Units shall vest based upon the level of achievement of the milestones set forth in each agreement, which is expected to be achieved within five years of the grant date. The Performance Units that vest based upon attainment of the Performance Milestone will be exercised based on a percentage basis on the attainment of anniversary dates. As of December 31, 2013, there are 389,864 Performance Units available if all performances are achieved within five years of grant date. The Company recorded $0.5 million and $0.8 million for the stock-based compensation for the three and six-month periods ended December 31, 2013. There is $1.3 million of total unrecognized compensation cost related to these non-vested Performance Units granted as of December 31, 2013. That cost is being recognized over a weighted-average period of 0.6 years. The unrecognized compensation cost is subject to modification on a quarterly basis based on review of performance probability and requisite achievement periods.

6.	Geographic Segments

Immunomedics manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based products for cancer, autoimmune and other serious diseases, and it currently reports as a single industry segment. Immunomedics conducts its research and development activities primarily in the United States. Immunomedics markets and sells LeukoScan® throughout Europe and in certain other countries outside the United States.

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the three and six-months ended December 31, 2013 and 2012 ($ in thousands)

	Three-Months Ended December 31, 2013
	United States	Europe	Total
Total assets	$28,809	$3,976	$32,785
Property and equipment, net	1,987	—	1,987
Revenues	261	941	1,202
Loss before taxes	(8,493)	(86)	(8,579)

	Three-Months Ended December 31, 2012
	United States	Europe	Total
Total assets	$25,407	$1,674	$27,081
Property and equipment, net	2,244	—	2,244
Revenues	79	733	812
(Loss) income before taxes	(5,230)	60	(5,170)

	Six-Months Ended December 31, 2013
	United States	Europe	Total
Revenues	$5,210	$1,490	$6,700
Loss before taxes	(14,003)	(121)	(14,124)

	Six-Months Ended December 31, 2012
	United States	Europe	Total
Revenues	$406	$1,458	$1,864
(Loss) income before taxes	(12,414)	97	(12,317)

7.	Related Party Transactions

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

Immunomedics, Inc. leases approximately 1,000 square feet of its Morris Plains, NJ facility to CMMI at a cost of approximately $30 thousand per year. The Company incurred $5 thousand and $10 thousand of legal expenses on behalf of CMMI for patent related matters for each of the three and six-month periods ended December 31, 2013, respectively, as compared to $7 thousand and $23 thousand for the three and six-month periods ended December 31, 2012. The Company has first rights to license those patents, and may decide whether or not to support them. However, any inventions made independently of the Company by CMMI are the property of CMMI. In the past, on occasion, CMMI was engaged in research contracts on behalf of

Immunomedics, Inc. There were no research related activities charged to the Company for the three and six-month periods ending December 31, 2013, as compared to zero and $25 thousand for the three and six-month periods ended December 31, 2012, respectively.

For the three and six-month periods ended December 31, 2013 and 2012, Dr. Goldenberg received $20 thousand and $39 thousand, respectively, in compensation for his services to IBC.

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

Takeda-Nycomed was solely responsible for the development, manufacturing, regulatory approval and commercialization of veltuzumab and the development, manufacturing and regulatory approval of the subcutaneous formulation for all non-cancer indications. The Company’s major obligations were to complete the research and development activities as specified in the Nycomed Agreement and to manufacture and supply veltuzumab to Takeda-Nycomed for the quantity of materials for the period of time specified in the Nycomed Agreement. The Company has completed all of its obligations under the agreement, namely its manufacturing and supply obligations and its responsibilities in the Phase I/II study in immune thrombocytopenic purpura (“ITP”).

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

On October 11, 2013, Takeda and Takeda-Nycomed filed their Statement of Defense and Counterclaims alleging, among other things, that the Company wrongfully terminated the licensing agreement and caused Takeda and Takeda-Nycomed to suffer significant damages and delays in developing veltuzumab. The Company responded by filing its own Statement of Defense on November 12, 2013, denying Takeda and Takeda-Nycomed’s allegations and contesting Takeda or Takeda-Nycomed’s rights to any relief. An arbitrator was appointed later that month and the parties have since begun negotiating a schedule for the arbitration proceedings. The Company expects the arbitration to continue after veltuzumab has transitioned back to the Company.

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

On December 27, 2011, the Company entered into the Amendment Agreement with UCB referred to herein as the Amendment Agreement. The Amendment Agreement provided UCB the flexibility to sublicense epratuzumab, subject to obtaining our prior consent, to a third party for the United States and certain other territories. As of December 31, 2013, UCB has not executed a sublicense agreement with a third-party.

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

Collectively, the UCB Agreement and the Amendment Agreement anticipated the Company would receive certain cash payments and equity investments by UCB in Immunomedics Common Stock contingent upon various regulatory achievements related to the successful development of epratuzumab by UCB (“development milestone payments”) and certain cash payments related to the achievement of specified product sales thresholds (“commercialization milestone payments”). The Company is also entitled to product royalties based upon a percentage of aggregate annual net sales under the UCB Agreement and Amendment Agreement during the product royalty term. No development milestone, commercialization milestone or royalty payments were achieved through December 31, 2013. There can be no assurance that the development, commercialization or royalty milestones under the UCB Agreement and Amendment Agreement will be met and therefore there can be no assurance that the Company will receive such future payments.

Algeta ASA

In January 2013, the Company entered into a collaboration agreement with Algeta ASA for the development of epratuzumab to be conjugated with Algeta’s proprietary thorium-227 alpha-pharmaceutical payload. On August 2, 2013, an amendment to the collaboration agreement was entered into between the two companies modifying certain delivery and supply parameters. Under the terms of this agreement, as amended, the Company is required to manufacture and supply clinical-grade epratuzumab to Algeta, which has rights to evaluate the potential of a Targeted Thorium Conjugate (TTC), linking thorium-227 to epratuzumab, for the treatment of patients with cancer. Algeta will fund all non-clinical and clinical development costs up to the end of Phase I clinical testing. Upon successful completion of Phase I testing, the parties shall negotiate terms for a license agreement at Algeta’s request. The Company and Algeta agreed to certain parameters in the collaboration agreement. Under the terms of the collaboration agreement, as amended, Immunomedics received an upfront cash payment and other payments which have been recognized upon the Company fulfilling its obligations under the collaboration agreement. For the six-month period ended December 31, 2013, the Company recognized $4.6 million of revenue under this arrangement, which has been included in license fee and other revenues, while the related costs of $1.2 million is included in cost of license fee and other revenue. As of December 31, 2013, the Company recognized all of the initial cash payments as revenue as the aspects of delivery for the clinical supply material have been satisfied.

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

Under the terms of the Goldenberg Agreement, the Company makes a minimum quarterly payment of $37.5 thousand to Dr. Goldenberg during each of the fiscal years during the Goldenberg Agreement, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. For the six-month periods ended December 31, 2013, no additional incentive compensation payments were made to Dr. Goldenberg other than the $37.5 thousand minimum quarterly payments. In addition to the minimum quarterly payments during the six-month period ended December 31, 2012, the Company paid Dr. Goldenberg $0.3 million of additional incentive compensation that was accrued from the previous fiscal year in accordance with the terms of the Goldenberg Agreement

On July 1, 2011, the Company and Cynthia L. Sullivan entered into the Fourth Amended and Restated Employment Agreement pertaining to Ms. Sullivan’s service as the Company’s President and Chief Executive Officer. The Amended Sullivan Agreement shall terminate on July 1, 2014. Ms. Sullivan’s annual base salary under the agreement is $0.6 million, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee (increased by 3.5% for the 2014 fiscal year). Ms. Sullivan is also eligible to participate in the Company’s incentive compensation plan in place for its senior level executives. Ms. Sullivan’s annual bonus target is 50% of her base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. Ms. Sullivan will also be eligible to receive equity compensation awards under the Company’s 2006 Stock Incentive Plan, or any such successor equity compensation plan as may be in place from time to time.

Legal Matters

In the ordinary course of business, the Company may be subject to legal proceedings and claims. At this time, the Company is not a party to any legal proceedings, claims or assessments that, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations.

10.	Correction of Immaterial Error

Subsequent to the issuance of the Company’s consolidated financial statements for the fiscal year ended June 30, 2013, the Company identified and corrected an error in its accounting for clinical trial expense and accrued liabilities. As a result, the Company recorded an out of period adjustment of $1.2 million to correct the overstatement of the accrued liability for clinical trials as of June 30, 2013 as a reduction of accounts payable and accrued expenses and research and development expense to the interim condensed financial statements as of September 30, 2013 and for the three month period then ended. Additional information has been identified and the total amount of the overstatement of the accrued liability for clinical trials as of June 30, 2013 was determined to be $3.2 million. Due to this error, the Company’s operating expenses and accrued liabilities were overstated during each of the fiscal years 2008-2013. The tax consequence of this correction is limited to the reduction of deferred tax assets related to net operating losses of $1.3 million with an offsetting reduction in the related valuation allowance.

The Company assessed the materiality of this error for each quarterly and annual period in accordance with Staff Accounting Bulletin No. 99, Materiality, and determined that the error was immaterial to each of the previously reported periods.

The effect of recording this immaterial error correction affects the presentation of the comparative consolidated condensed financial statements for the three months and six months ended December 31, 2012, the consolidated condensed financial statements for the three months ended September 30, 2013, and the consolidated balance sheet as of June 30, 2013 for certain line items associated with the Statements of Comprehensive Loss and Balance Sheet as set forth below (in thousands):

	Three months ended September 30, 2013		Three months ended December 31, 2012		Six months ended December 31, 2012
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Statements of Comprehensive Loss

Research and development	$6,653	$7,514	$6,651	$6,425	$13,686	$13,219
Net loss	(4,365)	(5,226)	(5,415)	(5,189)	(12,823)	(12,356)
Net loss attributable to Immunomedics, Inc.
stockholders	(4,339)	(5,200)	(5,392)	(5,166)	(12,774)	(12,307)

	As of June 30, 2013
	As Reported	As Revised
Balance Sheets

Accounts payable and accrued expenses	$7,165	$3,951

Accumulated deficit	(229,254)	(226,040)
Total Immunomedics, Inc. stockholders’ equity	36,966	40,180

These corrections did not impact cash flows from operating activities for the six month period ended December 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Immunomedics is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. Our lead product candidate, epratuzumab, is currently in two Phase III clinical trials in patients with systemic lupus erythematosus. In oncology, clivatuzumab tetraxetan labeled with a radioisotope is in the Phase III clinical trial in patients with advanced pancreatic cancer. Additional solid tumor therapeutics in Phase II clinical development include 2 antibody-drug conjugates, IMMU-132 (anti-TROP-2-SN-38) and IMMU-130 (anti-CEACAM5-SN-38).

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

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of December 31, 2013, we employed 15 professionals in our research and development departments and 20 professionals in our non-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Epratuzumab

UCB: Two Phase III studies of epratuzumab are ongoing in patients with systemic lupus erythematosus (SLE). These are multinational, placebo-controlled, randomized, double-blind studies designed to confirm the clinical efficacy and safety of epratuzumab in the treatment of patients with moderate to severe general SLE, in addition to continuing standard of care treatments. Each study includes the randomization of 780 patients, with approximately 130 planned investigational sites per study. Top-line results from these studies are expected in the first quarter of calendar year 2015.

In addition, results from an open-label extension of UCB’s EMBLEM Phase IIb study evaluating the long-term effects of epratuzumab treatment in adult patients with moderate-to-severe SLE were presented at the 2013 Annual Scientific Meeting of the American College of Rheumatology (Arthritis Rheum. Oct 2013; 65(Supplement S10): S681-2, S737-8 and at the 2013 EULAR Congress (Ann Rheum Dis. 2013; 72(Suppl3): Abstracts 257 and 259). In 2012, results from the open-label extension study of the ALLEVIATE trials were presented at the American College of Rheumatology Annual Scientific Meeting (Arthritis Rheum. Oct 2012; 64(Supplement S10): S276-7 and S953-4). These studies showed that continued cycles of epratuzumab therapy maintained improvements or further reduced the lupus disease activity of patients over a timeframe of approximately 4 years. Also, there was a reduction in corticosteroid doses, a tolerable safety profile, and no new safety concerns identified. Patients also reported clinically meaningful improvements in health-related quality of life that were sustained over approximately 4 years of treatment. Results from the ALLEVIATE trials have also been published (Rheumatology (Oxford). 2013 Jul; 52(7): 1313-22. doi: 10.1093/rheumatology/ket129. Epub 2013 Mar 28. PMID: 23542611).

Epratuzumab remains of interest to the oncology community. In January 2013, we entered into a collaboration agreement with Algeta ASA, or Algeta, for the development of epratuzumab conjugated with Algeta’s proprietary thorium-227 alpha-pharmaceutical payload. Under the terms of this agreement, we have manufactured and supplied clinical-grade epratuzumab to Algeta, which has rights to evaluate the potential of a conjugated thorium-227 epratuzumab for the treatment of cancer. Algeta will fund all nonclinical and clinical development costs up to the end of Phase I clinical testing. Upon successful completion of Phase I clinical testing, the parties shall negotiate terms for a license agreement at Algeta’s request. We have agreed with Algeta to certain parameters to be included in the license agreement.

Epratuzumab has already been studied in several large cancer clinical trials and continues to be studied in diverse trials conducted by outside third parties. Examples of these studies include:

In the United States, the Southwest Oncology Group (SWOG) Study Group has completed a multicenter Phase II trial of epratuzumab combined with chemotherapy (clofaribine and cytarabine) in patients with relapsed adult ALL. The primary objective of this trial was complete remission rate. Initial results from this study were reported at the American Society of Hematology (ASH) 2012 Annual Meeting (Blood, ASH Annual Meeting Abstracts. Nov 2012; 120: 2603).

The Cancer and Leukemia Group B (CALGB) Study Group have completed a Phase II trial of epratuzumab in combination with rituximab in patients with untreated follicular lymphoma. Sixty patients were enrolled in this multicenter trial where patients received 8 doses of epratuzumab and rituximab over 9 months. Results from this trial have been published (Cancer. 2013 Aug 6. doi: 10.1002/cncr.28299. Epub ahead of print. PMID: 23922187).

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

A large multi-center international trial conducted by the IntreALL Inter-European study group is being planned for epratuzumab in combination with chemotherapy in pediatric patients with relapsed acute lymphoblastic leukemia (ALL). Partially funded by the European Commission, this Phase III study will assess the efficacy and safety of this combination therapy using event-free survival as the surrogate for survival as the primary endpoint, which is a surrogate for overall survival.

For adult patients with ALL, there are two ongoing clinical trials. The MARALL trial, led by oncologists at St. Bartholomew’s Medical Center, London, is a multicenter Phase I/II combining epratuzumab, veltuzumab and chemotherapy in relapsed adult patients with ALL, and is expected to enroll 55 patients.

Sponsored by the French GRAALL Study Group, the CheprALL study is a multicenter Phase II study conducted in France using epratuzumab combined with chemotherapy in adult patients with relapsed ALL, with an estimated planned enrollment of 55 patients.

Clivatuzumab Tetraxetan

We have begun patient enrollment into our Phase III registration study (PANcreatic Cancer RadioImmunotherapy Trial-1: PANCRIT-1) in patients with metastatic pancreatic cancer who have received at least two prior therapies, one of which must have been a gemcitabine-containing regimen. The study is evaluating the safety and overall survival of clivatuzumab tetraxetan labeled with yttrium-90 (Y-90) plus gemcitabine and best supportive care compared to placebo plus gemcitabine and best supportive care. Clivatuzumab tetraxetan is the conjugation of hPAM4, an antibody that targets a mucin antigen found on pancreatic cancer cells and a linker that can be easily radiolabeled with Y-90 and other radioisotopes.

Approximately 440 patients with relapsed pancreatic cancer will be enrolled into the study, which we plan to complete by the first half of calendar year 2015. A majority of these patients will be recruited at clinical trial sites in the U.S., with additional sites in Canada, Europe and Israel. Eligible patients will be randomized 2 to 1 to the treatment arm of 3 doses of Y-90 clivatuzumab tetraxetan plus 4 doses of gemcitabine at 200 mg/m2 per cycle or placebo plus low-dose gemcitabine. All patients will also receive best supportive care. Treatments are administered during the initial 4 weeks of each 7-week cycle. The Company will provide further estimates regarding cash flow requirements and funding once the full PANCRIT-1 expense estimates have been determined.

Our decision to proceed with the PANCRIT-1 study was based on encouraging results obtained from the recently conducted Phase Ib clinical trial in the same pancreatic cancer patient population. As presented at the 15th World Congress on Gastrointestinal Cancer organized by the

European Society of Medical Oncology (Ann Oncol. 2013; 24(suppl 4): iv12. doi: 10.1093/annonc/mdt201.4), and updated at the 26th Annual Congress of the European Association of Nuclear Medicine (Eur J Nucl Med and Molecular Imaging. Oct 2013; 40(2 Supplement): abstract OP670), the combination of Y-90 clivatuzumab tetraxetan and low-dose gemcitabine produced a median overall survival (OS) of 4.0 months with a manageable safety profile in patients that completed one-cycle of treatment. That was statistically significant (p = 0.021) compared to the median OS of 2.8 months in patients treated with Y-90 clivatuzumab tetraxetan alone. Overall, these patients had received an average of 3.6 prior treatments (range 2-8) for their pancreatic cancer. Importantly, 22.2% of patients were alive 9 months after initiation of combination treatment compared to 3.8% of patients receiving clivatuzumab tetraxetan alone. Additionally, there were 2 partial responders (>20% reduction in the unidimenstional measurement of up to 5 target lesions) in the combination arm. Other than manageable thrombocytopenia and neutropenia, there were limited moderate-to-severe-toxicities. More importantly, the rapid enrollment of the Phase Ib study demonstrated an unmet medical need for treatment options for patients in this late-stage setting.

We have also completed a Phase I/II, open-label trial of Y-90 clivatuzumab tetraxetan administered as fractionated, multi-doses, in combination with gemcitabine as frontline therapy for patients with Stage III or Stage IV pancreatic cancer. The Phase I portion of this study has been published (Cancer. 2012 Nov 15; 118(22):5497-506. doi: 10.1002/cncr.27592. Epub 2012 May 8. PMID: 22569804). Final results from this study were reported at the June 2012 American Society of Clinical Oncology Annual Meeting (J Clin Oncol. 30, 2012 (suppl; abstr 4043)), and at the 2012 Annual Meeting of the Society of Nuclear Medicine (SNM) (J Nucl Med. 2012; 53 (Supplement 1): 495). Patients receiving multiple cycles of Y-90 clivatuzumab tetraxetan and low-dose gemcitabine reported a median overall survival of 11.8 months, which compares favorably with other regimens for advanced pancreatic cancer.

A Phase I dose-escalation, multicenter, trial of Y-90 clivatuzumab tetraxetan given alone in relapsed, advanced pancreatic cancer patients has been published in Clinical Cancer Research (Clin Cancer Res. 2011 Jun 15;17(12): 4091-100. doi:10.1158/1078-0432.CCR-10-2579. Epub 2011 Apr 28. PMID: 21527562).

Veltuzumab

The trial in immune thrombocytopenia (ITP), conducted by Immunomedics and funded by Takeda-Nycomed, to evaluate alternative dosing schedules has completed patient enrollment. Results from the Phase I portion of this study have been published (Br J Haematol. 2013 Sep: 162(5): 693-701. doi: 10.1111/bjh.12448. Epub 2013 Jul. PMID: 23829485). The study was updated in an oral presentation at the 2012 ASH meeting (Blood, ASH Annual Meeting Abstracts. Nov 2012: 120:622). Final results were presented at the 2013 ASH annual meeting (Blood. ASH Annual Meeting Abstracts. Nov 2013; 122: 1080). Veltuzumab, administered subcutaneously (SC) as a single agent, produced an overall objective response rate of 49% in 47 evaluable patients with relapsed ITP, including 15 patients (32%) who reported a complete response.

For the 23 patients who responded, median time to relapse from initial veltuzumab dose was 9.2 months, with 11 patients (48%) maintaining their response for more than 1 year. Veltuzumab showed activity across all dose levels tested, including the lowest level at 80 mg for 2 doses, and was active in patients with limited disease duration of 1 year or less, as well as in more heavily pretreated patients with chronic refractory disease.

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

We are currently evaluating various options for further clinical development of veltuzumab in ITP and other autoimmune disease indications, as well as in oncology, including licensing arrangements and collaborations with outside study groups.

Epratuzumab Tetraxetan

We have received funding from the Small Business Innovation Research program of the National Cancer Institute to conduct a multicenter trial examining the combination of Y-90 epratuzumab tetraxetan and veltuzumab in patients with relapsed, aggressive NHL. Initial clinical experience with this combination was reported at the 2012 Annual Meeting of SNM, and was updated at the 54th ASH Annual Meeting (Blood, ASH Annual Meeting Abstracts. Nov 2012; 120: 3680).

At the same ASH Annual Meeting, updated results from a multicenter Phase II prospective trial of Y-90 epratuzumab tetraxetan as a consolidation therapy following R-CHOP in elderly patients with diffuse large B-cell lymphoma were reported by the French LYSA study group in an oral presentation (Blood, ASH Annual Meeting Abstracts. Nov 2012; 120: 906).

Milatuzumab

Milatuzumab is being investigated in combination with veltuzumab by our collaborators at the Ohio State University, in patients with relapsed or refractory B-cell non-Hodgkin lymphoma (NHL) after at least one prior therapy. Results from a Phase I/II study were updated at the 2011 ASH Annual Meeting. Patient enrollment for this study is now completed. The milatuzumab + veltuzumab combination has previously demonstrated in vitro anti-tumor activity in nonclinical studies performed by this group (Blood. 2011 Apr 28; 117(17): 4530-41. doi: 10.1182/blood-2010-08-303354. Epub 2011 Jan 12. PMID: 21228331).

Milatuzumab-DOX

Milatuzumab conjugated with doxorubicin was our first antibody-drug conjugate (ADC) to enter into clinical development, taking advantage of the rapid internalization property of milatuzumab when bound to CD74 expressed on cancer cells. The Phase I/II clinical trial of this ADC first enrolled patients with relapsed multiple myeloma and was later expanded to include NHL and CLL. Patient enrollment is completed for the multiple myeloma indication and ongoing for NHL and CLL.

IMMU-130

This is the second agent from our ADC portfolio which has completed two Phase I clinical trials. IMMU-130 includes SN-38, the active metabolite of irinotecan, a chemotherapeutic for patients with cancer approved by many Health Authorities including the Food and Drug Administration (FDA). SN-38 cannot be given directly to patients because of its toxicity and poor solubility. IMMU-130 is manufactured at Immunomedics by conjugating SN-38 to labetuzumab, our anti-carcinoembryonic antigen antibody (anti-CEACAM 5). This potent ADC selectively binds to tumors cells, thereby targeting the tumors and minimizing damage to normal tissues and organs.

Initial results from one of the two Phase I dose-escalation studies using the once-every-2-weeks dosing schedule in heavily-pretreated patients with metastatic colorectal cancer were reported at the 2013 Annual Meeting of the American Association for Cancer Research (AACR Meeting Abstracts, Apr 2013; 2013: LB-159) and updated at the European Cancer Congress 2013 (Eur J Cancer. Sept 2013; 49(Supplement 2): 241). In 15 patients who were progressing after multiple prior therapies, IMMU-130 produced a partial response in 1 patient who had previously failed irinotecan treatment, with a duration of response of 4.7 months, or 140 days.

IMMU-132

Our third ADC in clinical development involves our anti-TROP-2 antibody, hRS7, conjugated to SN-38. TROP-2 is a cell-surface receptor expressed by many human tumors, such as cancers of the breast, colon and rectum, lung, pancreas, ovary, prostate, and cervix, but with only limited expression in normal human tissues. hRS7 internalizes into cancer cells following binding to TROP-2, making it a suitable candidate for the delivery of cytotoxic drugs.

This ADC has received orphan drug status from the Office of Orphan Products Development of the U.S. Food and Drug Administration for the treatment of patients with small cell lung cancer (SCLC). In addition to SCLC, the agent is currently in Phase II clinical development focusing on a few select types of solid cancers including triple-negative breast cancer, colorectal cancer and small-cell lung cancer.

In a recently completed Phase I clinical study, IMMU-132 produced partial responses in patients with small cell lung cancer, colorectal cancer, and triple negative breast cancer. In addition to the 3 partial responses observed by computed tomography (CT) using RECIST criteria, 15 patients also reported stable disease as their best response for an overall disease control rate of 82% in 22 patients with at least 1 CT assessment. For the 18 patients who responded to IMMU-132, 8 had failed prior therapies with irinotecan or camptosar. Because irinotecan is the parent of SN-38, we postulate that the increased amount of SN-38 delivered to the tumors by IMMU-132 overcomes the tumor’s resistance to this class of drugs.

The Phase I study was initially presented at the 2013 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics and updated at the Chemotherapy Foundation Symposium on Innovative Cancer Therapy for Tomorrow, which was jointly organized by the Mount Sinai School of Medicine and the Chemotherapy Foundation, a non-profit organization supporting cancer research, in collaboration with The Tisch Cancer Institute.

TF2

TF2 is an isotope-based radioimmunotherapeutic agent for the treatment of patients with solid cancers expressing the carcinoembryonic antigen (CEA). This agent is currently being studied in three investigator-sponsored clinical trials in France. The first study is a multicenter Phase I/II trial for pretargeted radioimmunotherapy of patients with CEA-expressing SCLC, while the other two trials are for pretargeted immunoPET imaging of patients with breast or medullary thyroid cancer.

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

Revenue Recognition

We have accounted for revenue arrangements that include multiple deliverables as a separate unit of accounting if: a) the delivered item has value to the customer on a standalone basis, and b) the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor, in accordance with the accounting standard for multiple-element arrangements. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition. We allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Relative selling prices are determined using vendor specific objective evidence, if it exists; otherwise third-party evidence or our best estimate of selling price is used for each deliverable.

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

Financial Instruments

The carrying amounts of cash and cash equivalents, other current assets and current liabilities approximate fair value due to the short-term maturity of these instruments. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Investments in marketable securities are available-for-sale to fund operations. The portfolio at December 31, 2013 primarily consists of corporate debt securities and municipal bonds.

Stock-Based Compensation

We have a stock incentive plan, the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization and to align the employee’s interest with our stockholders. This plan is described more fully in Note 6 to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2013 and Note 5 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 included elsewhere herein.

The grant-date fair value of stock awards is based upon the underlying price of the stock on the date of grant. The grant-date fair value of stock option awards must be determined using an option pricing model. Option pricing models require the use of estimates and assumptions as to (a) the expected term of the option, (b) the expected volatility of the price of the underlying stock and (c) the risk-free interest rate for the expected term of the option. We use the Black-Scholes-Merton option pricing formula for determining the grant-date fair value of such awards.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the six-month periods ended December 31, 2013 and 2012:

	Six-Month Periods Ended December 31,
	2013	2012
Expected dividend yield	0%	0.0%
Expected life of options (years)	3.32	5.37
Expected stock price volatility	61%	69%
Risk-free interest rate	0.10%-1.74%	0.98%-1.11%

Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock-based awards.

Research and Development Costs

Research and development costs are expensed as incurred. Costs incurred for clinical trials for patients and investigators are expensed as services are performed in accordance with the agreements in place with the institutions.

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

Correction of Immaterial Error

As noted in Note 10 to our unaudited condensed consolidated financial statements, subsequent to the issuance of our consolidated financial statements for the fiscal year ended June 30, 2013, we identified and corrected an error in our accounting for clinical trial expense and accrued liabilities. As a result, we recorded an out of period adjustment of $1.2 million to correct the overstatement of the accrued liability for clinical trial as of June 30, 2013 as a reduction of accounts payable and accrued expenses and research and development expense to the interim condensed financial statements as of September 30, 2013 and for the three month period then ended. Additional information has been identified and the total amount of the overstatement of the accrued liability for clinical trials as of June 30, 2013 was determined to be $3.2 million. Due to this error, our operating expenses and accrued liabilities were overstated during each of the fiscal years 2008-2013. We assessed the materiality of this error for each quarterly and annual period in accordance with Staff Accounting Bulletin No. 99, Materiality, and determined that the error was immaterial to each of the previously reported periods.

Results of Operations

Our results for any interim period, such as those described in the following analysis, are not necessarily indicative of the results for the entire fiscal year or any other future period.

Three-Month Period Ended December 31, 2013 Compared to 2012

Revenues

Revenues for the three-month period ended December 31, 2013 were $1.2 million, as compared to $0.8 million for the same period in 2012, representing an increase of $0.4 million or 50%. The increase was due to an increase in product sales and research and development revenue. Product sales for the three-month period ended December 31, 2013 was $0.9 million, as compared to $0.7 million for the same period in 2012, representing an increase of $0.2 million or 29%. In the second quarter of fiscal 2014, we received regulatory approval/clearance to sell new lots of commercial LeukoScan® product. This approval alleviated a demand backlog of commercially available LeukoScan® product, and resulted in an increase of sales in the second quarter of 2014. Research and development revenues for the three-month periods ended December 31, 2013 and 2012 were $0.3 million and $0.1 million, respectively representing an increase of $0.2 million due to the timing of program spending and the number of grant programs in place during the current period.

Costs and Expenses

Total costs and expenses for the three-month period ended December 31, 2013 were $9.8 million, as compared to $8.4 million for the same period in 2012, representing an increase of $1.4 million or 17%. Research and development expenses for the three-month period ended December 31, 2013 were $7.2 million as compared to $6.4 million for the same period in 2012, an increase of $0.8 million or 13%. The increase in research and development expenses of $0.8 million resulted primarily from increased manufacturing costs for materials used for clinical trials and increased clinical trial expenses. Cost of goods sold was $0.1 million for the three-month periods ended December 31, 2013 and 2012. Gross profit margins were 89% for the second quarter of fiscal 2014 as compared to 87% for the second quarter of fiscal 2013. General and administrative costs were $2.0 and $1.7 million for the three-month periods ended December 31, 2013 and 2012, respectively, with the $0.3 million increase due primarily from legal expenses incurred as part of the arbitration proceedings with Takeda-Nycomed.

Insurance Proceeds

A cash payment for a business interruption insurance claim of $2.5 million was received during the three-month period ended December 31, 2012 as a result of an equipment failure during the 2011 fiscal year. This equipment failure limited the production of materials necessary for certain research & development product development. There was no such claim during the current year.

Foreign Currency Transaction Loss

Foreign currency transactions amounted to a gain of $13 thousand and a loss of $66 thousand for both the three-month periods ended December 31, 2013 and 2012, primarily as a result of currency fluctuations between the U.S. Dollar and the Euro.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net Loss Attributable to Immunomedics, Inc. Stockholders for the three-month period ended December 31, 2013 was $8.5 million, or $0.10 per basic share, as compared to $5.2 million, or $0.07 per basic share, for the same period in 2012 representing an increase loss of $3.3 million. The increase in net loss reported in fiscal 2014 as compared to fiscal 2013 resulted primarily from an increase of $0.8 million of research and development expense and a reduction in other income as a result of $2.5 million of non-recurring insurance proceeds received in fiscal 2013.

Six -Month Period Ended December 31, 2013 Compared to 2012

Revenues

Revenues for the six-month period ended December 31, 2013 were $6.7 million as compared to $1.9 million for the same period in 2012, representing an increase of $4.8 million, or 253%. License and other revenues were $4.6 million for the six-month period ended December 31, 2013. There were no license and other revenues for the same period in the previous year. The license and other revenue in the 2014 period resulted from revenue earned upon fulfilling the Company’s obligations under the Algeta ASA Service Agreement, as amended. Product sales for the six-month periods ended December 31, 2013 and 2012 were $1.5 million for both periods. Research and development revenues for the six-month period ended December 31, 2013 were $0.6 million as compared to $0.4 million for the previous year, an increase of $0.2 million or 50% due to the timing of program spending and the number of grant programs in place during each period.

Costs and Expenses

Total costs and expenses for the six-month period ended December 31, 2013 were $20.9 million, as compared to $16.8 million for the same period in 2012, representing an increase of $4.1 million or 24%. Research and development expenses for the six-month period ended December 31, 2013 were $15.1 million as compared to $13.2 million for the same period in 2012, an increase of $1.9 million or 14%. The increase in research and development expenses resulted primarily from the increased manufacturing costs for materials used for the antibody-drug conjugates’ clinical trials.

Cost of goods sold for each of the six-month periods ended December 31, 2013 and 2012 was $0.2 million. Gross profit margins were 88% and 87%, respectively, for the first six months of fiscal 2014 and fiscal 2013. Cost of license fee and other revenues of $1.2 million resulted from the recognition of deferred manufacturing costs related to the Algeta service agreement which was completed during the six-month period ended December 31, 2013. Sales and marketing expenses were $0.6 million and $0.4 million for the three-month periods ended December 31, 2013 and 2012, respectively. General and administrative costs were $3.8 million for the six-month period ended December 31, 2013 and $3.0 million for the same period in 2012 representing an increase of $0.8 million or 27%. This increase is primarily attributable to increased legal expenses incurred as part of arbitration proceedings with Takeda-Nycomed initiated during the six-month period ended December 31, 2013 and employee-related expenses.

Insurance Proceeds

Insurance proceeds for the six-month period ended December 31, 2012 were $2.6 million which was received as a result of insurance claims for an equipment failure during the 2011 fiscal year. A cash payment for a business interruption insurance claim of $2.5 million was received in October 2012. In addition, proceeds of $0.1 million were also received in September 2012 for a property claim regarding the same equipment failure. There was no such claim for the current year.

Foreign Currency Transaction Loss

Foreign currency transactions amounted to a gain of $18 thousand for the six-month period ended December 31, 2013 as compared to a loss of $37 thousand for the six-month period ended December 31, 2012 due to currency fluctuations between the U.S. Dollar and the Euro.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net Loss Attributable to Immunomedics, Inc. Stockholders for the six-month period ended December 31, 2013 was $14.1 million or $0.17 per basic share, as compared to net loss of $12.3 million or $0.16 per basic share, for the same period in 2012, representing an increase of $1.8 million. The increase in net loss in the 2013 period as compared to the same period in 2012 resulted primarily from the $4.1 million in costs and expenses as discussed above offset by higher licensing fees in the 2014 period, net of the insurance proceeds received during the previous period.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operations. Net cash used in operating activities for the six-month period ended December 31, 2013 increased to $15.2 million compared to $11.3 million net cash used in operating activities for the six-months ended December 31, 2012. The increase in cash used in operating activities during the current period was primarily due to a higher net loss of $1.8 million combined with $2.5 million of realized deferred revenue.

Cash flows from investing. Net cash used in investing activities for the six-months ended December 31, 2013 was $20.2 million compared to $56 thousand for the six-months ended December 31, 2012. The increase in cash used in investing activities for fiscal 2013 is primarily due to $20.0 million of purchases of marketable securities in the current period.

Cash flows from financing. Net cash provided by financing activities for the six-month period ended December 31, 2013 was $0.9 million compared to $0.2 million net cash used in financing activities for the six-month period ended December 31, 2012. The increase in cash flow during the current period resulted principally from $1.0 million in increased proceeds received from the exercise of stock options.

Working Capital and Cash Requirements

At December 31, 2013, we had working capital of $27.0 million, which was approximately $11.5 million lower than the working capital of $38.5 million at June 30, 2013. Our cash, cash equivalents and marketable securities amounted to $26.8 million at December 31, 2013, representing a decrease of $14.5 million from $41.3 million at June 30, 2013. The decreases were primarily a result of our use of $15.2 million of cash in operations.

We are actively pursuing various financing alternatives as market conditions permit through collaborative licensing and partnership agreements. We continue to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of proprietary technologies. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. Current cash flow requirements in fiscal year 2014 are expected to be in the $28.0-$29.0 million range. If we are unable to raise additional funding through licensing and/or partnership agreements, we will need to pursue other forms of financing including equity or debt financings. If we are unable to raise additional funds on acceptable terms, we will curtail certain programs and implement cost savings programs to continue our operations into the beginning of calendar year 2015.

As of December 31, 2013, we have $26.8 million of cash, cash equivalents and marketable securities. Based on our expected cash flow projections, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months, which includes certain expenses related to the start of the clivatuzumab tetraxetan Phase III clinical trial for the treatment of patients with pancreatic cancer and expenses for the ongoing Antibody Drug Conjugate (ADC) programs. The Phase Ib clinical trial of clivatuzumab tetraxetan in patients with advanced pancreatic cancer was completed during the 2013 fiscal year. Based on the results of such trial, we decided to proceed with a Phase III clinical trial. We will provide further guidance regarding cash flow requirements as the Phase III Trial gets fully under way. We recognize that this trial will require additional funding. There can be no assurances that financing will be available when needed on terms acceptable to it, if at all. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected. Furthermore, the terms of any such debt or equity financing may include covenants which may limit our future ability to manage the business. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

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

Subsequent to the issuance of our consolidated financial statements as of and for the fiscal year ended June 30, 2013, we identified the following deficiency in our internal control over financial reporting as of June 30, 2013 that we consider to be a material weakness.

The Company determined that it did not maintain effective controls over the measurement of clinical trial accrued liabilities and related expense including the accuracy of information used in the measurement of services on an as incurred basis. This deficiency continued to be a material weakness as of September 30, 2013 and December 31, 2013.

As a result of the internal control deficiency, the Company’s accrued liabilities were overstated by an immaterial amount during each of the fiscal years 2008-2013 and as of September 30, 2013. The Company has adjusted the comparative presentation of amounts reported in the condensed consolidated interim financial statements as at for the three and six months ended December 31, 2013 included in this Report as a correction of immaterial error.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the company’s annual or interim financial information will not be prevented or detected on a timely basis.

Based on the evaluation of our disclosure controls and procedures by the Company’s Chief Executive Officer and Chief Financial Officer and the identification of the material weakness discussed above, the Company’s disclosure controls and procedures were not effective as of June 30, 2013.

(a) Disclosure Controls and Procedures: We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules promulgated by the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and, as required by the rules of the SEC, to evaluate their effectiveness. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and the identification of the material weaknesses discussed above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

(b) Changes in Internal Controls over Financial Reporting: There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the Company’s identification of the material weaknesses discussed above.

We are taking actions to remediate the material weakness related to our preventive and detective internal controls over the completeness and accuracy of our clinical trial accruals and related expense. This will include the validation and reconciliation of the clinical trial accrual on a patient by patient and site by site basis using data provided by third parties to quantify the liability and reflect it on an as services incurred basis. We will continue to strengthen our internal controls over clinical trial expense during the remainder of the fiscal year.

We are in the process of performing our plan for testing and certification as provided under Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404). If we are unable to correct the material weakness we have identified prior to the end of fiscal year ending June 30, 2014, or if we experience other problems that prevent the favorable assessment of the effectiveness of our internal control over financial reporting, we will be required to conclude and report that our internal control over financial reporting is not effective as of that date and investor confidence and our stock price could be adversely affected.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we may be subject to legal proceedings and claims. At this time, we are not a party to any legal proceedings, claims or assessments that, in managements’ opinion, would have a material adverse effect on our business, financial condition or results of operations.

A summary of our dispute with Takeda-Nycomed is below. We do not believe the outcome of such dispute will have a material adverse effect on our business, financial condition or result of operations.

On October 3, 2013, we received notification from Takeda Pharmaceutical Company Limited/Nycomed GmbH of termination of the licensing agreement between Nycomed GmbH and Immunomedics for the worldwide rights to veltuzumab, the humanized anti-CD20 antibody, in a subcutaneous formulation for all non-cancer indications. The notification was received subsequent to our filing of arbitration proceedings in an effort to resolve the dispute we have with Nycomed concerning delays in the development of veltuzumab, which we argue is a material breach of the licensing agreement.

As a result of the termination, all rights to veltuzumab revert to us and both parties have begun discussions regarding the transition of veltuzumab back to us. In addition, we will continue to pursue the arbitration procedure to address our claim for damages due to, among other things, delays in the development of veltuzumab.

On October 11, 2013, Takeda and Takeda-Nycomed filed their Statement of Defense and Counterclaims alleging, among other things, that we wrongfully terminated the licensing agreement and caused Takeda and Takeda-Nycomed to suffer significant damages and delays in developing veltuzumab. We responded by filing our own Statement of Defense on November 12, 2013, denying Takeda and Takeda-Nycomed’s allegations and contesting Takeda or Takeda-Nycomed’s rights to any relief. An arbitrator was appointed later that month and the parties have since begun negotiating a schedule for the arbitration proceedings. We expect the arbitration to continue after veltuzumab has transitioned back to us.

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

We have incurred significant operating losses since our formation in 1982. As of December 31, 2013, we had an accumulated deficit of approximately $240.1 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our existing licensing agreement with UCB. The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our business operations or related cash flows. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging product. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic product and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. Although we may have net income from time to time based on the timing and amount of proceeds received under collaborative agreements, we expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

We are actively pursuing various financing alternatives as market conditions permit through collaborative licensing and partnership agreements. We continue to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of proprietary technologies. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. If we are unable to raise additional funding through licensing and/or partnership agreements, we will need to pursue other forms of financing including equity or debt financings. Current cash flow requirements in fiscal year 2014 are expected to be in the $28.0 - $29.0 million range. If we are unable to raise additional funds on acceptable terms, we will curtail certain programs and implement cost savings programs to continue our operations into the beginning of calendar year 2015.

As of December 31, 2013, we have $26.8 million of cash, cash equivalents and marketable securities. Based on our expected cash flow plans, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months, which includes certain expenses related to the start of the clivatuzumab tetraxetan Phase III clinical trial for the treatment of patients with pancreatic cancer and expenses for the ongoing Antibody Drug Conjugate (ADC) programs.

We plan to continue pursuing sources of financing including, potential payments from partners, (including any cash payment that the we might receive in connection with a sublicense involving a third party and UCB, which is not within our control), licensing arrangements or other financing sources.

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

At February 7, 2014, we had 83,297,797 shares of common stock outstanding, 6,689,706 additional shares reserved for the exercise of outstanding options and restricted stock units 3,533,999 shares available for future grant under our stock option plan and 1,000,000 shares of common stock reserved for issuance upon the exercise of outstanding warrants.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of December 31, 2013, Dr. Goldenberg, our Chairman and Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 10% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

If we are unable to successfully assess the effectiveness of internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment, our stock price could be adversely affected.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the year ending June 30, 2014, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. There can be no assurance that we will successfully and timely report on the effectiveness of our internal control over financial reporting as of the end of fiscal 2014. For example, during our review of the results of operations for the quarter ended December 31, 2013, we identified a material weakness in the operation of our internal controls over financial reporting, as defined in Public Company Accounting Oversight Board Standard No. 5, in connection with the accruals of expenses for clinical trials. We have commenced efforts to remediate this material weakness through process and internal control improvements. However, if we cannot correct the material weakness we have identified prior to the end of fiscal year 2014, or if we experience other problems that prevent the favorable assessment of the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment in the future, investor confidence and our stock price could be adversely affected.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. We continue to implement, improve and refine our disclosure controls and procedures and our internal control over financial reporting.

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

IMMUNOMEDICS, INC.

February 10, 2014	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

February 10, 2014	By:	/s/ Peter P. Pfreundschuh
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