Form 10-K/A
period 2013-06-30
IMMUNOMEDICS INC
filed 2014-03-19
CIK 722830

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

EXPLANATORY NOTE

Immunomedics, Inc. (“Immunomedics”) is filing this Amendment No. 1 of Form 10-K/A (“Form 10-K/A”) to amend its annual Report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the Securities and Exchange Commission (the “Commission”) on August 22, 2013 (the “Original Annual Filing”). This Form 10-K/A discloses and discusses the impact and effect of an immaterial error of the previously filed financial statements for the fiscal year ended June 30, 2013; and amends Item 1 of Part I and Items 6, 7 and 8 and 9A of Part II of our Annual Report on Form 10-K of the Original Filing. We are filing this amendment to correct an immaterial error in its accounting for clinical trial expense and accrued liabilities and to expand the disclosures regarding its licensing agreement with UCB, S.A. and research and development accounting policy. The total amount of the overstatement of the accrued liability for clinical trials as of June 30, 2013 was determined to be $3.2 million. Due to this error, the Company’s operating expenses and accrued liabilities were immaterially overstated during each of the fiscal years 2008-2013 as noted in Note 14: Correction of Immaterial Error. The Company has also concluded that as a result of this immaterial overstatement there was a material weakness in internal control over financial reporting as of June 30, 2013.

The Company assessed the materiality of this error for each quarterly and annual period in accordance with Staff Accounting Bulletin No. 99, Materiality, and determined that the error was immaterial to each of the previously reported periods. However, the Company determined that the adjustment to correct the error in fiscal 2014 would be material. Accordingly, the Company has revised its consolidated balance sheets as of June 30, 2013 and 2012 and its consolidated statements of comprehensive (loss) income for the fiscal years ended June 30, 2013, 2012 and 2011.

This First Amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2013 (the “Amended Report”) amends only those items of the previously filed Annual Report on Form 10-K which have been affected by the immaterial error. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the correction of the immaterial error or (ii) to make revisions to the Notes to the Consolidated Financial Statements, except for those which are required by or result of the effects of the immaterial error, as well as the expanded disclosures for the UCB, S.A. licensing agreement and the research and development accounting policy.

For additional information regarding the error in clinical trial accruals and expenses, see Note 14 to the Consolidated Financial Statements included in Part II – Item 8. For additional information regarding the expanded disclosures concerning its licensing agreement with UCB, S.A. and the research and development accounting policy, see Notes 10 and 2, respectively to the Consolidated Financial Statements included in Part II – Item 8. No other information contained in the previously filed Form 10-K for the year ended June 30, 2013 has been updated or amended.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

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

The overall disease control rate was 83%, with 12 patients having stable disease (SD) and 3 patients (17%) reporting a partial response as their best responses. Four SD patients had relapse-free survival for 6 – 12 months and all 3 partial responders were relapse-free at 6, 12 and 24 months. Despite cumulative doses ranging from 320 to 5,120 mg, similar disease control rates were observed across all 3 dose levels (80 vs. 160 vs. 320 mg) and dosing schedules (cohort 1 vs. 2).

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

Research and Development Programs

We have historically invested heavily in our research and development programs, spending approximately $28.4 million for these programs during the fiscal year ended June 30, 2013, $24.3 million for these programs during the fiscal year ended June 30, 2012 and $24.5 million for the fiscal year ended June 30, 2011. The expense increase during the 2013 fiscal year resulted primarily from higher spending for clinical trials, particularly for the pancreatic cancer and the ADC clinical trials, and the decrease of research and development expense reimbursement. The expense decrease during the 2012 fiscal year resulted primarily from lower spending for clinical trials, partially offset by higher outside services. The above discussion is a brief summary of our principal research and development programs as of August 19, 2013.

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

Program & Product Group	Description/Targeted Antigen	Patent Expiration	Major Jurisdictions
CD22 Program – Epratuzumab	Unlabeled Antibody CD22	2014 – 2020	USA, Europe, Japan

CD20 Program – Veltuzumab	Unlabeled Antibody CD20	2023 – 2029	USA, Europe, Japan

PAM4 Program – Y-90 Clivatuzumab Tetraxetan	Y-90 Labeled Antibody PAM4	2023 – 2024	USA, Europe, Japan

CD74 Program – Milatuzumab	Unlabeled Antibody CD74	2023 – 2024	USA, Europe, Japan

Antibody-Drug Conjugate Program	Antibody-SN-38 Conjugates	2023	USA, Europe, Japan

DNL™ Program – TF2	Carcinoembryonic Antigen (CEACAM5) Antibody	2026	USA, Europe, Japan

F-18 Labeling Technology	F-18 labeling of proteins and peptides	2027 – 2028	USA, Europe, Japan

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

Corporate Information

We were incorporated in Delaware in 1982. Our principal offices are located at 300 The American Road, Morris Plains, New Jersey 07950. Our telephone number is (973) 605-8200. In addition to our majority-owned subsidiary, IBC, we also have two foreign subsidiaries, Immunomedics B.V. in The Netherlands and Immunomedics GmbH in Darmstadt, Germany, to assist us in managing sales and marketing efforts and coordinating clinical trials in Europe. Our web address is www.immunomedics.com. We have not incorporated by reference into this Annual Report on Form 10-K/A the information on our website and you should not consider it to be a part of this document.

Our reports that have been filed with the Securities and Exchange Commission, or SEC, are available on our website free of charge, including our annual reports on Form 10-K and 10-K/A, quarterly reports on Form 10-Q and 10-Q/A, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Copies of this Annual Report on Form 10-K/A may also be obtained without charge electronically or by paper by contacting Investor Relations, Immunomedics, Inc., 300 The American Road, Morris Plains, New Jersey 07950 or by calling (973) 605-8200.

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

The following table sets forth our consolidated financial data as of and for each of the five fiscal years ended June 30, 2013. The selected consolidated financial data as of and for each of the five fiscal years ended June 30, 2013, has been derived from our audited consolidated financial statements. The audited consolidated financial statements for the years ended June 30, 2013, 2012 and 2011 are included elsewhere in this Annual Report on Form 10-K/A. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal year ended June 30,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Statements of Operations
Revenues	$4,962	$32,734	$14,709	$60,930	$30,021
Costs and expenses	35,754	31,291	32,900	26,564	27,268
Arbitration settlement, net	16,739	—	—	—	—
Insurance proceeds received	2,638	—	279	—	—
Qualifying Therapeutic Discovery Project Program	—	—	2,889	—	—
Gain on sales and redemptions of auction rate securities	—	—	455	915	69
Impairment charge on auction rate securities	—	—	—	—	(2,350)
Interest and other income	10	19	240	789	1,175
Foreign currency transaction (loss) gain	(37)	13	26	130	(3)

(Loss) income before income tax (expense) benefit	(11,442)	1,475	(14,302)	36,200	1,644
Income tax (expense) benefit	(44)	(210)	(110)	1,229	900

Net (loss) income	(11,486)	1,265	(14,412)	37,429	2,544
Less net loss attributable to noncontrolling interest	(105)	(114)	(174)	—	—

Net (loss) income attributable to Immunomedics	$(11,381)	$1,379	$(14,238)	$37,429	$2,544

Net (loss) income per common share – basic	$(0.15)	$0.02	$(0.19)	$0.50	$0.03

Net (loss) income per common share – diluted	$(0.15)	$0.02	$(0.19)	$0.49	$0.03

Weighted average shares outstanding – basic	78,040	75,481	75,313	75,201	75,125

Weighted average shares outstanding – diluted	78,040	76,174	75,313	75,994	76,083

	As of June 30,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheets
Cash, cash equivalents and current portion of auction rate securities	$41,326	$32,838	$27,098	$30,490	$27,391
Auction rate securities non-current (2)	—	—	—	8,222	17,458
Total assets	47,927	38,635	34,325	46,122	53,281
Stockholders’ equity (3)	$39,795	$34,169	$29,504	$41,748	$2,573

(1)	The amounts presented for Costs and expenses, (Loss) income before income tax (expense) benefit, Net (loss) income, Net (loss) income attributable to Immunomedics, Net (loss) income per common share – basis, Net (loss) income per common share – diluted and Stockholders’ equity differ from those previously reported for the perspective periods. See Note 14 in Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for discussion of these revisions.
(2)	Auction rate securities that were not liquid as of the balance sheet date were classified as non-current assets.
(3)	We have never paid cash dividends on our common stock. Stockholders’ equity represents Immunomedics, Inc. stockholders equity and the non-controlling interest in subsidiary.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K/A contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Annual Report, and they may also be made a part of this Annual Report by reference to other documents filed with the Securities and Exchange Commission, or SEC, which is known as “incorporation by reference”.

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, are intended to identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to obtain additional capital through strategic collaborations, licensing, convertible debt securities or equity financing in order to continue our research and development programs as well as secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; our ability to protect our proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally. Please also see the discussion of risks and uncertainties under Item 1A. Risk Factors “Factors That May Affect Our Business and Results of Operations” in the Annual Report on Form 10-K.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report on Form 10-K/A or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K/A or the date of the document incorporated by reference in this Annual Report on Form 10-K/A, as applicable. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by applicable law. All subsequent forward-looking statements attributable to the Company or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

From inception in 1982 through June 30, 2013, we had an accumulated deficit of approximately $226.0 million. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature or source of which cannot be predicted), our losses will continue as we conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years.

The development and commercialization of successful therapeutic products is subject to numerous risks and uncertainties including, without limitation, the following:

•	the type of therapeutic compound under investigation and nature of the disease in connection with which the compound is being studied;

•	our ability, as well as the ability of our partners, to conduct and complete clinical trials on a timely basis;

•	the time required for us to comply with all applicable federal, state and foreign legal requirements, including, without limitation, our receipt of the necessary approvals of the U.S. Food and Drug Administration, or FDA;

•	the financial resources available to us during any particular period; and

•	many other factors associated with the commercial development of therapeutic products outside of our control. (See Risk Factors under Item 1A in the June 30, 2013 Annual Report on Form 10-K for other factors.)

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

The fair value of each option granted during the years ended June 30, 2013, 2012 and 2011 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the following table:

	Years ended June 30,
	2013	2012	2011
Expected dividend yield	0%	0%	0%
Expected option term (years)	5.35	5.32	5.42
Expected stock price volatility	69%	80%	88%
Risk-free interest rate	0.98% – 1.84%	1.01% – 2.46%	2.33% – 2.86%

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

Correction of Immaterial Error

As noted in Note 14 to our audited consolidated financial statements, subsequent to the issuance of our consolidated financial statements for the fiscal year ended June 30, 2013, we identified and corrected an error in our accounting for clinical trial expense and accrued liabilities. We have identified the extent of the error and the total amount of the overstatement of the accrued liability for clinical trials as of June 30, 2013, which was determined to be $3.2 million. Due to this error, our operating expenses and accrued liabilities were overstated during each of the fiscal years 2008-2013. We assessed the materiality of this error for each quarterly and annual period in accordance with Staff Accounting Bulletin No. 99, Materiality, and determined that the error was immaterial to each of the previously reported periods. The tax consequence of this correction is limited to the reduction of deferred tax assets related to net operating losses of $1.3 million with an offsetting reduction in the related valuation allowance. However, we determined that the adjustment to correct the error in fiscal 2014 would be material. Accordingly, we have revised our consolidated balance sheets as of June 30, 2013 and 2012 and our consolidated statements of comprehensive (loss) income for the fiscal years ended June 30, 2013, 2012 and 2011. See Note 14 in Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for discussion of revisions.

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

Costs and Expenses

Total costs and expenses for the fiscal year ended June 30, 2013 were $35.8 million as compared to $31.3 million in the fiscal year ended June 30, 2012, representing an increase of $4.5 million, or 14%. Research and development expenses for the fiscal year ended June 30, 2013 increased by $4.1 million, or 17%, to $28.4 million from $24.3 million in fiscal year ended June 30, 2012. This increase resulted primarily from an increase of $2.2 million of clinical trial related expenses largely driven by increased costs for the clivatuzumab phase Ib clinical trial (completed during fiscal year 2013), and antibody-drug conjugates’ clinical trials and a decrease of $2.0 million of research and development expense reimbursements from the previous year. Cost of goods sold was $0.4 million in each of the fiscal years ended June 30, 2013 and 2012. Gross profit margins were 87% and 88% for fiscal years 2013 and 2012, respectively.

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

Net (Loss) Income Attributable to Immunomedics, Inc.

Net loss attributable to Immunomedics, Inc. common stockholders for fiscal year 2013 is $11.4 million, or $0.15 per share, as compared to net income of $1.4 million, or $0.02 per share, in fiscal year 2012.

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

Costs and Expenses

Total costs and expenses for the fiscal year ended June 30, 2012 were $31.3 million as compared to $32.9 million in the fiscal year ended June 30, 2011, representing a decrease of $1.6 million, or 5%. Research and development expenses for the fiscal year ended June 30, 2012 decreased by $0.2 million, or 1%, to $24.3 million from $24.5 million in fiscal year ended June 30, 2011. This decrease resulted primarily from $0.9 million of lower spending for clinical trials, partially offset by higher outside services. Reimbursement of research and development expenses for the 2012 fiscal year increased to $2.2 million compared to $2.0 million in fiscal 2011, but is expected to decline significantly subsequent to June 30, 2012. Cost of goods sold was $0.4 million in each of the fiscal years ended June 30, 2012 and 2011. Gross profit margins were 88% for both the 2012 and 2011 fiscal years.

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

Net Income (Loss) Attributable to Immunomedics, Inc.

Net income attributable to Immunomedics, Inc. common stockholders for fiscal year 2012 is $1.4 million, or $0.02 per share as compared to net loss of $14.2 million, or $0.19 per share, in fiscal year 2011.

Research and Development Expenses

Research and development expenses for our product candidates in development were $28.4 million for fiscal year ended June 30, 2013, $24.3 million for fiscal year ended June 30, 2012 and $24.5 million for the fiscal year ended June 30, 2011. Research and development expenses increased by $4.1 million in fiscal year 2013, or 17%, as compared to fiscal year 2012. Research and development expenses decreased $0.2 million in fiscal year 2012, or 1%, as compared to fiscal 2011.

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

	Years Ended June 30,
	2013	2012	2011
	(in thousands)
Research Costs	$5,962	$6,602	$6,166
Product Development Costs	22,419	17,654	18,371

Total	$28,381	$24,256	$24,537

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

Product Development Costs

Product development costs for the year ended June 30, 3013 in total increased by $4.7 million, or 27%, to $22.4 million as compared to 2012. Product development costs for the year ended June 30, 2012 in total decreased by $0.7 million or 4% to $17.7 million as compared to 2011. The changes in product development costs primarily relate to the following:

Clinical trial expenses in fiscal year 2013 were $3.3 million as compared to $1.0 million in fiscal year 2012, an increase of $2.3 million primarily due to the increased costs resulting from the clivatuzumab phase Ib clinical trial that was completed during fiscal year 2013 and the new antibody-drug conjugates’ clinical trials. Clinical trial expenses in fiscal year 2012 of $1.0 million represented a decrease of $1.0 million, or 50%, from 2011. This reduction was primarily the result of the completion of the clivatuzumab tetraxetan (hPAM4) Phase IIb clinical trial during the 2012 fiscal year.

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

At June 30, 2013, we had working capital of $38.5 million, representing an increase of $6.2 million from the $32.3 million in working capital that we had at June 30, 2012. The increase was primarily a result of the net proceeds of $14.8 million received from the issuance of 7,000,000 shares of our common stock and the arbitration settlement of $16.7 million, during the current fiscal year, offset in part by operating loss incurred in the normal course of business.

At June 30, 2012, we had working capital of $32.3 million, representing an increase of $5.7 million from the $26.6 million in working capital that we had at June 30, 2011. This increase in working capital was primarily a result of the $4.9 million net cash provided by operations.

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

Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1A Risk Factors, “Factors That May Affect Our Business and Results of Operations,” and elsewhere in the June 30, 2013 Annual Report on Form 10-K. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us, and access to capital markets that can provide us with the resources, when necessary, to fund our strategic priorities.

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility and employment contracts in effect for our Chairman of the Board, Chief Medical Officer and Chief Scientific Officer and the President/Chief Executive Officer. We have identified and quantified the significant commitments in the following table for the fiscal years ending June 30:

	Payments Due by Period (in thousands)
Contractual Obligation	2014	2015	2016	2017	2018	Thereafter	Total
Operating Lease (1)	$838	$838	$838	$929	$974	$14,173	$18,590
Employment Contracts (2)	1,234	675	675	—	—	—	2,584

TOTAL	$2,072	$1,513	$1,513	$929	$974	$14,173	$21,174

(1)	The operating lease for our Morris Plains, New Jersey facility expires in October 2031 and is at a base annual rental rate of $0.8 million, which has a fixed rate through October 2016 with increases thereafter every five years.
(2)	Included are amounts due under employment contracts with David M. Goldenberg, our Chief Medical Officer and Chief Scientific Officer, through 2016 and Cynthia Sullivan, our President and Chief Executive Officer, through 2014. The five-year employment contract with David M. Goldenberg was entered into effective July 1, 2011. This contract also included a minimum royalty agreement, a percentage of the consideration the Company receives from licensing agreements, sales of intellectual properties and disposition of undeveloped assets, as disclosed in the employment agreement. The amounts included above are only the minimum payments and do not include possible adjustments to existing salaries, additional incentive compensation or potential bonus payments as set forth in the employment contract.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Immunomedics, Inc.’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 22, 2013, except for effects of the material weakness described in the sixth paragraph of that report, as to which the date is March 18, 2014, expressed an adverse opinion thereon.

Iselin, New Jersey

August 22, 2013,

except for

Note 14 and the

disclosure in Note 10 with respect to the UCB agreement as to which the date is

March 18, 2014

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$41,326,000	$32,838,096
Accounts receivable, net of allowance for doubtful accounts of $49,265 and $54,809 at June 30, 2013 and 2012, respectively	622,830	659,958
Inventory	1,030,480	415,876
Other receivables	627,757	389,002
Prepaid expenses	432,660	582,601
Other current assets	1,175,883	593,900

Total current assets	45,215,610	35,479,433
Property and equipment, net	2,086,911	2,527,500
Value of life insurance policies	594,832	598,288
Other long-term assets	30,000	30,000

	$47,927,353	$38,635,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,950,866	$2,982,016
Deferred revenues	2,780,309	182,631

Total current liabilities	6,731,175	3,164,647
Other liabilities	1,400,728	1,301,212
Commitments and Contingencies (Note 11)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2013 and 2012	—	—
Common stock, $.01 par value; authorized 135,000,000 shares; issued 82,841,123 shares and outstanding 82,806,398 shares at June 30, 2013; and issued 75,597,066 shares and 75,562,341 shares outstanding at June 30, 2012	828,411	755,970
Capital contributed in excess of par	265,688,408	248,737,450
Treasury stock, at cost: 34,725 shares at June 30, 2013 and 2012	(458,370)	(458,370)
Accumulated deficit	(226,039,812)	(214,658,289)
Accumulated other comprehensive income	161,830	80,161

Total Immunomedics, Inc. stockholders’ equity	40,180,467	34,456,922

Noncontrolling interest in subsidiary	(385,017)	(287,560)

Total stockholders’ equity	39,795,450	34,169,362

	$47,927,353	$38,635,221

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE (LOSS) INCOME

	Years ended June 30,
	2013	2012	2011
Revenues:
License fee and other revenues	$126,667	$28,418,000	$10,126,550
Product sales	2,991,129	3,517,739	3,607,685
Research and development	1,844,201	798,088	975,244

Total revenues	4,961,997	32,733,827	14,709,479

Costs and Expenses:
Costs of goods sold	392,722	427,035	419,352
Research and development	28,381,184	24,255,567	24,536,544
Sales and marketing	826,375	846,025	828,148
General and administrative	6,154,214	5,762,576	7,116,055

Total costs and expenses	35,754,495	31,291,203	32,900,099

Operating (loss) income	(30,792,498)	1,442,624	(18,190,620)
Arbitration settlement, net	16,739,282	—	—
Insurance proceeds received	2,637,879	—	279,010
Qualifying Therapeutic Discovery Project Program	—	—	2,888,688
Gain on sales and redemptions of auction rate securities	—	—	454,428
Interest and other income	10,557	18,762	239,999
Foreign currency transaction (loss) gain, net	(37,434)	13,234	26,010

(Loss) income before income tax expense	(11,442,214)	1,474,620	(14,302,485)
Income tax expense	(44,070)	(209,785)	(109,880)

Net (loss) income	(11,486,284)	1,264,835	(14,412,365)
Less net loss attributable to noncontrolling interest	(104,761)	(113,574)	(173,986)

Net (loss) income attributable to Immunomedics, Inc.	$(11,381,523)	$1,378,409	$(14,238,379)

(Loss) earnings per common share attributable to Immunomedics, Inc:
Basic	$(0.15)	$0.02	$(0.19)

Diluted	$(0.15)	$0.02	$(0.19)

Weighted average shares used to calculate (loss) earnings per common share:
Basic	78,040,005	75,481,007	75,313,349

Diluted	78,040,005	76,174,377	75,313,349

Other comprehensive (loss) income , net of tax:
Foreign currency translation adjustments	81,669	(314,508)	262,151
Unrealized loss on securities available for sale	—	—	(208,696)

Other comprehensive (loss) income	81,669	(314,508)	53,455

Comprehensive (loss) income	(11,404,615)	950,327	(14,358,910)

Less comprehensive (loss) attributable to noncontrolling interest	(104,761)	(113,574)	(173,986)

Comprehensive (loss) income attributable to Immunomedics, Inc.	$(11,299,854)	$1,063,901	$(14,184,924)

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Immunomedics, Inc. Stockholders
	Common Stock		Capital Contributed in Excess of Par	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount
Balance, at June 30, 2010 as reported	75,296,565	$752,965	$242,910,779	$(458,370)	$(202,827,973)	$341,214	$—	$40,718,615
Cumulative adjustments					1,029,654			1,029,654

Balance, at June 30, 2010 as revised	75,296,565	$752,965	$242,910,779	$(458,370)	$(201,798,319)	$341,214	$—	$41,748,269
Exercise of stock options, net	92,460	925	242,604					243,529
Stock based compensation	74,041	740	1,870,031					1,870,771
Other comprehensive income						53,455		53,455
Net loss					(14,238,379)		(173,986)	(14,412,365)

Balance, at June 30, 2011	75,463,066	$754,630	$245,023,414	$(458,370)	$(216,036,698)	$394,669	$(173,986)	$29,503,659
Issuance of common stock purchase warrant			1,582,000					1,582,000
Exercise of stock options, net	59,126	592	171,223					171,815
Stock based compensation	74,874	748	1,960,813					1,961,561
Other comprehensive loss						(314,508)		(314,508)
Net income (loss)					1,378,409		(113,574)	1,264,835

Balance, at June 30, 2012	75,597,066	$755,970	$248,737,450	$(458,370)	$(214,658,289)	$80,161	$(287,560)	$34,169,362
Issuance of common stock, net	7,000,000	70,000	14,715,408					14,785,408
Exercise of stock options, net	88,594	886	265,170					266,056
Stock based compensation	155,463	1,555	2,016,939					2,018,494
Other comprehensive income						81,669		81,669
Share purchases of majority-owned subsidiary			(46,559)				7,304	(39,255)
Net loss					(11,381,523)		(104,761)	(11,486,284)

Balance, at June 30, 2013	82,841,123	$828,411	$265,688,408	$(458,370)	$(226,039,812)	$161,830	$(385,017)	$39,795,450

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(11,486,284)	$1,264,835	$(14,412,365)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,036,035	1,496,783	1,477,639
Amortization of deferred revenue	(176,667)	(128,956)	(118,213)
Gain on insurance claim for equipment failure	(137,879)	—	(279,010)
(Credit) charge for allowance for doubtful accounts	(5,544)	22,797	(20,007)
Non-cash expense related to stock compensation	2,265,460	2,059,939	1,966,899
Amortization of discounts of auction rate securities	—	—	(120,114)
Gain on sales/redemptions of auction rate securities securities	—	—	(454,428)
Changes in operating assets and liabilities:
Accounts receivable	66,755	54,225	(288,399)
Inventories	(617,954)	(126,272)	245,105
Other assets	(684,004)	491,270	(748,611)
Accounts payable and accrued expenses	966,663	(501,710)	410,273
Deferred revenue	2,774,345	108,692	—
Other liabilities	99,516	166,720	155,214

Net cash (used in) provided by operating activities activities	(5,899,558)	4,908,323	(12,186,017)

Cash flows from investing activities:
Additions to property and equipment	(595,446)	(568,133)	(605,988)
Proceeds from insurance claim for equipment failure	137,879	—	279,010
Proceeds from sales and redemptions of auction rate securities	—	—	9,545,000

Net cash (used in) provided by investing activities	(457,567)	(568,133)	9,218,022

Cash flows from financing activities:
Issuance of common stock, net of fees	14,785,408	—	—
Payments for stock plan activity	(246,966)	(98,378)	(96,128)
Share purchases of majority-owned subsidiary	(39,255)	—	—
Exercise of stock options, net	266,056	171,815	243,529
Issuance of common stock purchase warrant	—	1,582,000	—

Net cash provided by financing activities	14,765,243	1,655,437	147,401

Effect of changes in exchange rates on cash and cash equivalents	79,786	(255,141)	384,974

Increase (decrease) in cash and cash equivalents	8,487,904	5,740,486	(2,435,620)
Cash and cash equivalents at beginning of period	32,838,096	27,097,610	29,533,230

Cash and cash equivalents at end of period	$41,326,000	$32,838,096	$27,097,610

Supplemental information for the statement of cash flows:
Cash paid for income taxes	$135,023	$23,144	$441,531

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Overview

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

Immunomedics is subject to significant risks and uncertainties, including, without limitation, our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that the Company may be unable to successfully finance and secure regulatory approval of and market its drug candidates; its dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under its collaborative agreements; uncertainties about the Company’s ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; its ability to protect its proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally. For more detail regarding such risks and uncertainties, please refer to “Risk Factors” in Item 1A in the June 30, 2013 Form 10-K.

The Company has $41.3 million of unrestricted cash and cash equivalents as of June 30, 2013. Based on the Company’s expected cash utilization rate, the Company believes it has sufficient funds to continue its operations and research and development programs for at least the next twelve months. Cash requirements in fiscal year 2014 are expected to increase to $24.0 – $26.0 million, which includes expenses related to the antibody-drug conjugate, or ADC programs and certain expenses to initiate the Company’s anticipated clivatuzumab Phase III clinical trial for the treatment of patients with pancreatic cancer. The Company’s Phase Ib clinical trial of clivatuzumab in patients with pancreatic cancer was completed during the 2013 fiscal year. In fiscal 2014, the Company plans to launch a Phase III clinical trial with Y-90-labeled clivatuzumab tetraxetan in combination with low-dose gemcitabine as a therapy for pancreatic cancer patients with two or more prior treatments. The Company will require additional funding in order to complete this Phase III clinical trial.

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

The fair value of each option granted during the years ended June 30, 2013, 2012 and 2011 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the following table:

	Years ended June 30,
	2013	2012	2011
Expected dividend yield	0%	0%	0%
Expected option term (years)	5.35	5.32	5.42
Expected stock price volatility	69%	80%	88%
Risk-free interest rate	0.98% –1.84%	1.01% –2.46%	2.33% –2.86%

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

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at June 30 (in thousands):

	2013	2012
Trade accounts payable	$980	$512
Clinical trial accruals	1,543	714
Incentive compensation	—	329
Executive bonus	676	655
Miscellaneous other current liabilities	752	772

	$3,951	$2,982

6.	Stockholders’ Equity

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

The following table summarizes information concerning options outstanding under the Plan at June 30, 2013:

Range of exercise price	Number outstanding at June 30, 2013	Weighted average exercise price	Weighted average remaining term (yrs.)	Number exercisable at June 30, 2013	Weighted average exercise price
$1.59 – 3.00	2,411,288	$2.40	2.55	2,380,975	$2.40
3.01 – 5.00	2,821,586	3.68	4.21	1,697,741	3.70
5.01 – 7.00	492,000	5.44	0.93	492,000	5.44
7.01 – 9.50	2,000	9.50	0.19	2,000	9.50

	5,726,874	$3.30	3.23	4,572,716	$3.21

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

	2013	2012	2011
	(in thousands, except per share amounts)
Net (loss) income attributable to Immunomedics, Inc.	$(11,382)	$1,378	$(14,238)

Basic earnings per share:
Weighted average basic common shares outstanding	78,040	75,481	75,313
Basic (loss) earnings per share attributable to Immunomedics, Inc.	$(0.15)	$0.02	$(0.19)

Diluted earnings per share:
Weighted average basic common shares outstanding	78,040	75,481	75,313
Dilutive effect of restricted stock	—	82	—
Dilutive effect of stock options outstanding	—	611	—

Weighted average diluted common shares outstanding	78,040	76,174	75,313

Diluted (loss) earnings per share	$(0.15)	$0.02	$(0.19)

Stock options and warrant shares excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive	6,189	5,699	6,472
Restricted stock excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive	456	357	151

8.	Income Taxes

The provision (benefit) for income taxes is as follows (in thousands):

	Year Ended June 30,
	2013	2012	2011
Federal
Current	$(38)	$126	$56
Deferred	—	—	—

Total Federal	(38)	126	56
State
Current	2	2	4
Deferred	—	—	—

Total State	2	2	4
Foreign
Current	80	82	50
Deferred	—	—	—

Total Foreign	80	82	50

Total Expense	$44	$210	$110

A reconciliation of the statutory tax rates and the effective tax rates for each of the years ended June 30 is as follows:

	2013	2012	2011
Statutory rate	(34.0%)	34.0%	(34.0%)
State income taxes (net of Federal tax benefit)	0.0%	0.3%	0.0%
Foreign income tax	0.1%	(3.2%)	(0.4%)
Change in valuation allowance	12.1%	(716.2%)	67.0%
NOL expiration	24.3%	754.5%	(30.3%)
R&D tax credit expiration	(3.4%)	(72.8%)	(1.3%)
Other	1.3%	17.6%	(0.2%)

Effective rate	0.4%	14.2%	0.8%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets as of June 30, 2013 and 2012 are presented below (in thousands):

	2013	2012
Deferred tax assets:
NOL carry forwards	$53,941	$53,927
Research and development credits	11,707	11,703
Property and equipment	4,369	4,322
Other	8,705	6,881

Total	78,722	76,833
Valuation allowance	(78,722)	(76,833)

Net deferred taxes	$—	$—

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

At June 30, 2013, the Company has available net operating loss carry forwards for federal income tax reporting purposes of approximately $154.8 million and for state income tax reporting purposes of approximately $42.6 million, which expire at various dates between fiscal 2013 and 2033. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. As a result of certain financing arrangements, the Company may have experienced such ownership changes. Accordingly, the Company’s net operating loss carry forwards available to offset future federal taxable income arising before such ownership changes may be limited. Similarly, the Company may be restricted in using its research credit carry forwards arising before such ownership changes to offset future federal income tax expense. Of the deferred tax asset valuation allowance related to the net operating loss carry forwards, approximately $22.5 million relates to a tax deduction for non-qualified stock options.

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

UCB, S.A.

On May 9, 2006, the Company entered into an agreement with UCB, S.A., referred to herein as UCB, providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab for the treatment of all non-cancer indications, referred to herein as the UCB Agreement. Under the terms of the UCB Agreement, the Company received from UCB a non-refundable cash payment totaling $38.0 million.

On December 27, 2011, the Company entered into the Amendment Agreement with UCB, referred to herein as the Amendment Agreement. The Amendment Agreement provided UCB the right to sublicense epratuzumab, subject to obtaining our prior consent, to a third party for the United States and certain other territories. As of March 18, 2014, UCB has not executed a sublicense agreement with a third-party.

The Company also issued to UCB on December 27, 2011 a 5-year warrant to purchase one million shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $8.00 per share. In exchange for the right to sublicense its rights in epratuzumab to a third party and the warrant issuance, the Company received a non-refundable cash payment of $30.0 million in January 2012. Further, under the terms of the Amendment Agreement, UCB surrendered its buy-in right with respect to epratuzumab in the field of oncology, which had been granted under the UCB Agreement.

Collectively, pursuant to the UCB Agreement and the Amendment Agreement, the Company is entitled to receive (i) up to $145.0 million in cash payments and $20.0 million in equity investments in regulatory milestone payments and (ii) up to $260.0 million related to the achievement of specified product sales milestones. The Company is also entitled to product royalties ranging from mid-teen to mid-twenty percentage of aggregate annual net sales under the UCB Agreement during the product royalty term. No development milestone, commercialization milestone or royalty payments were achieved through March 18, 2014. There can be no assurance that the development or commercialization milestones or royalty payment thresholds under the UCB Agreement and Amendment Agreement will be met and therefore there can be no assurance that the Company will receive such future payments.

The Agreement commenced on May 9, 2006 and shall terminate in accordance with the terms thereof or by mutual written consent, unless UCB decides to cease all development and commercialization of epratuzumab pursuant to the Agreement. Either the Company or UCB has the right to terminate the Agreement by notice in writing to the other party upon or after any material breach of the Agreement by the other party, if the other party has not cured the breach within 60 days after written notice to cure has been given, with certain exceptions. Upon termination of the Agreement, among other things, all rights and licenses granted by the Company to UCB shall terminate, all rights of UCB under the Immunomedics Patent Rights (as defined in the Agreement) and Immunomedics Know-How (as defined in the Agreement) shall revert to the Company, and UCB shall cease all use of the Immunomedics Patent Rights and Immunomedics Know-How. Further, all regulatory filings and Approvals (as defined in the Agreement) and any other documents relating to or necessary to further develop and commercialize the Licensed Compound (as defined in the Agreement) and Licensed Products (as defined in the Agreement), including, without limitation, all sublicenses granted by UCB, and all of UCB’s right, title and interest therein and thereto, shall be assigned to the Company at the Company’s option. No additional amounts shall be payable on events occurring after the effective date of termination.

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the years ended (in thousands):

	June 30, 2013
	United States	Europe	Total
Total assets	$45,552	$2,375	$47,927
Property and equipment, net	2,087	—	2,087
Revenues	2,011	2,951	4,962
(Loss) income before income tax expense	(11,630)	188	(11,442)

	June 30, 2012
	United States	Europe	Total
Total assets	$35,570	$3,065	$38,635
Property and equipment, net	2,528	—	2,528
Revenues	29,248	3,486	32,734
Income before income tax expense	1,149	325	1,474

	June 30, 2011
	United States	Europe	Total
Total assets	$30,701	$3,624	$34,325
Property and equipment, net	3,455	1	3,456
Revenues	11,127	3,582	14,709
(Loss) income before income tax expense	(14,612)	309	(14,303)

13.	Defined Contribution Plans

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

Subsequent to the issuance of the Company’s consolidated financial statements for the fiscal year ended June 30, 2013, the Company identified and corrected an immaterial error in its accounting for clinical trial expense and accrued liabilities. The total amount of the overstatement of the accrued liability for clinical trials as of June 30, 2013 was determined to be $3.2 million. Due to this error, the Company’s operating expenses and accrued liabilities were overstated during each of the fiscal years 2008-2013. The tax consequence of this correction is limited to the reduction of deferred tax assets related to net operating losses of $1.3 million with an offsetting reduction in the related valuation allowance.

The Company assessed the materiality of this error for each quarterly and annual period in accordance with Staff Accounting Bulletin No. 99, Materiality, and determined that the error was immaterial to each of the previously reported periods. However, the Company determined that the adjustment to correct the error in fiscal 2014 would be material. Accordingly, the Company has revised its consolidated balance sheets as of June 30, 2013 and 2012 and its consolidated statements of comprehensive (loss) income for the fiscal years ended June 30, 2013, 2012 and 2011.

The effect of recording this immaterial error correction affects the presentation of the balance sheets as of June 30, 2013 and 2012, the consolidated statements of comprehensive (loss) income and statements of cash flows for the fiscal years ended June 30, 2013, 2012 and 2011 for certain line items as set forth below (in thousands):

	As of June 30, 2013		As of June 30, 2012
	(As Reported)	(As Revised)	(As Reported)	(As Revised)
Balance Sheets
Accounts payable and accrued expenses	$7,165	$3,951	$5,412	$2,982
Total current liabilities	9,945	6,731	5,595	3,165
Accumulated deficit	(229,254)	(226,040)	(217,088)	(214,658)
Total Immunomedics, Inc. stockholders’ equity	36,966	40,180	32,027	34,457
Total stockholders’ equity	36,581	39,795	31,739	34,169

	Fiscal Year Ended June 30, 2013		Fiscal Year Ended June 30, 2012		Fiscal Year Ended June 30, 2011
	(As Reported)	(As Revised)	(As Reported)	(As Revised)	(As Reported)	(As Revised)
Statements of Comprehensive (Loss) Income
Research and development	$29,165	$28,381	$24,824	$24,256	$25,369	$24,537
Total costs and expenses	36,538	35,754	31,860	31,292	33,732	32,900
Operating (loss) income	(31,576)	(30,792)	874	1,442	(19,023)	(18,191)
(Loss) income before income tax expense	(12,226)	(11,442)	906	1,474	(15,135)	(14,303)
Net (loss) income	(12,270)	(11,486)	696	1,264	(15,244)	(14,412)
Net (loss) income attributable to Immunomedics, Inc. stockholders	(12,165)	(11,381)	810	1,378	(15,070)	(14,238)
Comprehensive (loss) income	(12,189)	(11,405)	382	950	(15,191)	(14,359)
Comprehensive (loss) income attributable to Immunomedics, Inc. stockholders	(12,084)	(11,300)	495	1,063	(15,017)	(14,185)
Net (loss) income per common share attributable to Immunomedics Inc. to common stockholders – basic	(0.16)	(0.15)	0.01	0.02	(0.20)	(0.19)
Net (loss) income per common share attributable to Immunomedics Inc. common stockholders – fully diluted	(0.16)	(0.15)	0.01	0.02	(0.20)	(0.19)
Weighted average number of common shares outstanding – basic	78,040	78,040	75,481	75,481	75,313	75,313
Weighted average number of common shares outstanding – fully diluted	78,040	78,040	76,174	76,174	75,313	75,313
Statements of Cash Flows
Changes in accounts payable and accrued expenses	1,751	967	67	(501)	1,242	410

These corrections did not impact cash flows from operating activities for the fiscal years ended June 30, 2013, 2012 or 2011. Financial information included in the accompanying financial statements and the notes thereto reflects the effects of the corrections described in the preceding discussion and tables.

15.	Quarterly Results of Operations (Unaudited)

As discussed in Note 14, the Company has identified certain immaterial errors that affected the consolidated financial statement amounts that were previously presented within its earlier filed Form 10-Qs and Form 10-Ks. The quarterly financial data in fiscal years 2013 and 2012, as originally reported (“As Reported”) and as revised to correct these immaterial errors (“As Revised”), is presented below.

The following table present summarized unaudited quarterly financial data (As Reported):

	Three Months Ended (As Reported)
	June 30,	March 31,	December 31,	September 30,
	(In thousands, except for per share amounts)
Fiscal Year ended June 30, 2013
Revenues	$1,363	$1,736	$812	$1,051
Net (loss) income attributable to Immunomedics, Inc.	(7,656)	8,265	(5,392)	(7,382)
Net (loss) income per common share attributable to Immunomedics Inc. to common stockholders – basic	$(0.09)	$0.11	$(0.07)	$(0.11)
Net (loss) income per common share attributable to Immunomedics Inc. common stockholders – fully diluted	$(0.09)	$0.11	$(0.07)	$(0.11)
Weighted average number of common shares outstanding – basic	82,737	78,196	75,671	75,610
Weighted average number of common shares outstanding – fully diluted	82,737	78,447	75,671	75,610

Fiscal Year ended June 30,2012
Revenues	$963	$971	$29,655	$1,145
Net (loss) income attributable to Immunomedics, Inc.	(7,517)	(7,266)	20,694	(5,101)
Net (loss) income per common share attributable to Immunomedics Inc. to common stockholders – basic	$(0.10)	$(0.10)	$0.27	$(0.06)
Net (loss) income per common share attributable to
Immunomedics Inc. common stockholders – fully diluted	$(0.10)	$(0.10)	$0.27	$(0.06)
Weighted average number of common shares outstanding – basic	75,540	75,491	75,458	75,435
Weighted average number of common shares outstanding – fully diluted	75,540	75,491	75,964	75,435

The following table present summarized unaudited quarterly financial data (As Revised):

	Three Months Ended (As Revised)
	June 30,	March 31,	December 31,	September 30,
	(In thousands, except for per share amounts)
Fiscal Year ended June 30, 2013
Revenues	$1,363	$1,736	$812	$1,051
Net (loss) income attributable to Immunomedics, Inc.	$(7,683)	$8,609	$(5,166)	$(7,141)
Net (loss) income per common share attributable to Immunomedics Inc. to common stockholders – basic	$(0.09)	$0.11	$(0.07)	$(0.10)
Net (loss) income per common share attributable to Immunomedics Inc. common stockholders – fully diluted	$(0.09)	$0.11	$(0.07)	$(0.10)
Weighted average number of common shares outstanding – basic	82,737	78,196	75,671	75,610
Weighted average number of common shares outstanding – fully diluted	82,737	78,447	75,671	75,610

Fiscal Year ended June 30, 2012
Revenues	$963	$971	$29,655	$1,145
Net (loss) income attributable to Immunomedics, Inc.	$(7,467)	(7,126)	$20,679	$(4,708)
Net (loss) income per common share attributable to Immunomedics Inc. to common stockholders – basic	$(0.10)	$(0.09)	$0.27	$(0.06)
Net (loss) income per common share attributable to Immunomedics Inc. common stockholders – fully diluted	$(0.10)	$(0.09)	$0.27	$(0.06)
Weighted average number of common shares outstanding – basic	75,540	75,491	75,458	75,435
Weighted average number of common shares outstanding – fully diluted	75,540	75,491	75,964	75,435

Immunomedics, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Reserves

For the Years Ended June 30, 2013, 2012 and 2011

Allowance for Doubtful Accounts

Year ended:	Balance at Beginning of Period	Changes to Reserve	Credits to Expense	Other Charges	Balance at End of Period
June 30, 2011	$(52,019)	$20,007	$—	$—	$(32,012)
June 30, 2012	$(32,012)	$(22,797)	$—	$—	$(54,809)
June 30, 2013	$(54,809)	$5,544	$—	$—	$(49,265)

Reserve for Inventory Obsolescence

Year ended:	Balance at Beginning of Period	Changes to Reserve	Credits to Expense	Other Charges	Balance at End of Period
June 30, 2011	$(600,000)	$600,000	$—	$—	$—
June 30, 2012	$—	$—	$—	$—	$—
June 30, 2013	$—	$—	$—	$—	$—

Item 9A.	Controls and Procedures

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

As a result of the internal control deficiency, the Company’s accrued liabilities were overstated by an immaterial amount during each of the fiscal years 2008-2013. We have adjusted the comparative presentation of amounts reported in the consolidated financial statements as at June 30, 2013 and June 30, 2012 and for the years ended June 30, 2013, 2012 and 2011 included in this Report as a correction of immaterial error.

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

Disclosure Controls and Procedures: We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules promulgated by the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these disclosure controls and procedures and as required by the rules of the SEC, to evaluate their effectiveness. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K/A and the identification of the material weakness discussed above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management has concluded that as of June 30, 2013, the deficiency described above represents a “material weakness” in our internal controls over financial reporting, based on the results of our evaluation under the framework in COSO. Accordingly, our management now concludes that our internal control over financial reporting was not effective as of June 30, 2013.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of Immunomedics’ internal control over financial reporting.

Changes in internal controls over financial reporting: There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the identification of the material weaknesses discussed above.

We are taking actions to remediate the material weakness related to our preventive and detective internal controls over the completeness and accuracy of our clinical trial accruals and related expense. This will include the validation and reconciliation of the clinical trial accrual on a patient by patient and site by site basis using data provided by third parties to quantify the liability and reflect it on an as services incurred basis. We will continue to strengthen our internal controls over clinical trial expense during the remainder of the current fiscal year.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Immunomedics, Inc.

We have audited Immunomedics, Inc.’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Immunomedics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our report dated August 22, 2013, we expressed an unqualified opinion that Immunomedics, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria. As described in the following paragraph, management has subsequently determined that a deficiency in controls existed and has further concluded that such deficiency represented a material weakness as of June 30, 2013. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control Over Financial Reporting; to conclude that Immunomedics, Inc. and subsidiaries internal control over financial reporting was not effective as of June 30, 2013. Accordingly, our present opinion on the effectiveness of Immunomedics, Inc. and subsidiaries internal control over financial reporting as of June 30, 2013, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in internal control over financial reporting related to the measurement of clinical trial accrued liabilities and related expense including the accuracy of information used in the measurement of services on an as incurred basis. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2013 and 2012 and the related consolidated statements of comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of those consolidated financial statements, and this report does not affect our report dated August 22, 2013, except for Note 14 and the disclosure in Note 10 with respect to the UCB agreement, as to which the date is March 18, 2014, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Immunomedics, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

Iselin, New Jersey

August 22, 2013,

except for the effects of the material weakness described in the sixth paragraph above, as to which the date is

March 18, 2014

PART IV

Item 15. Exhibits, Financial Statement Schedules

	(a)	Documents filed as part of this Report:

Documents filed or furnished as part of this Amendment No. 1 to Form 10-K/A:

1.		Consolidated Financial Statements:

Consolidated Balance Sheets – June 30, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2013, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended June 30, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm – Ernst & Young LLP

2.		Financial Statement Schedule:

Schedule II – Valuation and Qualifying Reserves

3.		List of Exhibits

Exhibit No.	Description

23.1*	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this Annual Report on Form 10-K/A for the fiscal year ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income (Loss); (iii) the Consolidated of Changes in Stockholders’ Equity (iv) the Consolidated Statements of Cash Flows; and, (v) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

Date: March 18, 2014	By:	/s/ CYNTHIA L. SULLIVAN
Cynthia L. Sullivan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. GOLDENBERG David M. Goldenberg	Chairman of the Board, Chief Scientific Officer and Chief Medical Officer	March 18, 2014

/s/ CYNTHIA L. SULLIVAN Cynthia L. Sullivan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2014

/s/ MARY PAETZOLD Mary Paetzold	Director	March 18, 2014

/s/ BRIAN A. MARKISON Brian A. Markison	Director	March 18, 2014

/s/ DON C. STARK Don C. Stark	Director	March 18, 2014

/s/ RICHARD L. SHERMAN Richard L. Sherman	Director	March 18, 2014

/s/ PETER P. PFREUNDSCHUH Peter P. Pfreundschuh	Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2014

EXHIBIT LIST

(excludes documents incorporated by reference)

Exhibit No.	Description

Documents filed or furnished as part of this Amendment No. 1 to Form 10-K/A:

23.1*	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K/A pursuant to Item 14(c) of this report.

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(Exhibits available upon request)