Form 10-Q/A
period 2013-09-30
IMMUNOMEDICS INC
filed 2014-03-19
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Immunomedics, Inc. (“Immunomedics”) is filing this Amendment No. 1 of Form 10-Q/A (“Form 10-Q/A”) to amend its quarterly report on Form 10-Q for the three-month period ended September 30, 2013 as filed with the Securities and Exchange Commission (the “Commission”) on November 4, 2013 (the “Original Quarterly Filing”). This Form 10-Q/A discloses and discusses the impact and effect of a correction of an immaterial error of the previously filed financial statements for the three-month period ended September 30, 2013; and amends Items 1, 2 and 4 of Part I of the Quarterly Report on Form 10-Q of the Original Filing. We are filing this amendment to correct an immaterial error in its accounting for clinical trial expense and accrued liabilities and to expand the disclosures regarding its licensing agreement with UCB, S.A. and research and development accounting policy. The total amount of the overstatement of the accrued liability for clinical trials as of June 30, 2013 was determined to be $3.2 million. Due to this error, the Company’s operating expenses and accrued liabilities were immaterially overstated during each of the fiscal years 2008-2013 as noted in Note 11: Correction of Immaterial Error. The Company has also concluded that as a result of this immaterial error there was a material weakness in internal control over financial reporting as of June 30, 2013 and September 30, 2013.

The Company assessed the materiality of this error for each quarterly and annual period in accordance with Staff Accounting Bulletin No. 99, Materiality, and determined that the error was immaterial to each of the previously reported periods. However, the Company determined that the adjustment to correct the error in fiscal 2014 would be material. Accordingly, the Company has revised its consolidated balance sheet as of September 30, 2013 and its consolidated statement of comprehensive loss for the three month period ended September 30, 2013.

This First Amended Quarterly Report on Form 10-Q/A for the three-month period ended September 30, 2013 (the “Amended Report”) amends only those items of the previously filed Quarterly Report on Form 10-Q which have been affected by the immaterial error. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects from the correction of the immaterial error or (ii) to make revisions to the Notes to the Unaudited Condensed Consolidated Financial Statements, except for those which are required by or result of the effects of the correction of the immaterial error, as well as the expanded disclosures for the UCB, S.A. licensing agreement and the research and development accounting policy.

For additional information regarding the error in clinical trial accruals and expenses, see Note 11 to the Condensed Consolidated Financial Statements included in Part I – Item 1. For additional information regarding the expanded disclosures concerning its licensing agreement with UCB, S.A. and the research and development accounting policy, see Notes 8 and 1, respectively to the Condensed Consolidated Financial Statements included in Part I – Item 1. No other information contained in the previously filed Form 10-Q for the year ended September 30, 2013 has been updated or amended.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2013	June 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$14,643,050	$41,326,000
Marketable securities	20,082,913	—
Accounts receivable, net of allowance for doubtful accounts of $70,418 at September 30, 2013 and $49,265 at June 30, 2013	399,889	622,830
Inventory	973,642	1,030,480
Other receivables	938,230	172,468
Prepaid expenses	1,227,265	432,660
Other current assets	241,568	1,631,172

Total current assets	38,506,557	45,215,610
Property and equipment, net of accumulated depreciation of $26,900,669 and $26,743,481 at September 30, 2013 and June 30, 2013, respectively	2,074,487	2,086,911
Value of life insurance policies	599,082	594,832
Other long-term assets	30,000	30,000

Total Assets	$41,210,126	$47,927,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,713,513	$3,950,866
Deferred revenues	264,543	2,780,309

Total current liabilities	3,978,056	6,731,175
Other liabilities	1,425,607	1,400,728
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2013 and June 30, 2013	—	—
Common stock, $0.01 par value; authorized 135,000,000 shares; issued 83,153,505 shares and outstanding 83,118,780 shares at September 30, 2013; and issued 82,841,123 shares and 82,806,398 shares outstanding at June 30, 2013	831,534	828,411
Capital contributed in excess of par	266,855,074	265,688,408
Treasury stock, at cost, 34,725 shares at September 30, 2013 and at June 30, 2013	(458,370)	(458,370)
Accumulated deficit	(231,240,775)	(226,039,812)
Accumulated other comprehensive income	229,237	161,830

Total Immunomedics, Inc. stockholders’ equity	36,216,700	40,180,467
Noncontrolling interest in subsidiary	(410,237)	(385,017)

Total stockholders’ equity	35,806,463	39,795,450

Total Liabilities and Stockholders’ Equity	$41,210,126	$47,927,353

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30,
	2013	2012
Revenues:
License fee and other revenues	$4,623,333	$—
Product sales	559,023	733,187
Research and development	315,465	318,231

Total revenues	5,497,821	1,051,418

Costs and Expenses:
Costs of goods sold	77,199	96,431
Cost of license fee and other revenues	1,189,170	—
Research and development	7,514,094	6,793,922
Sales and marketing	218,032	204,392
General and administrative	1,732,671	1,272,705

Total costs and expenses	10,731,166	8,367,450

Operating loss	(5,233,345)	(7,316,032)
Interest and other income, net	6,211	139,179
Foreign currency transaction gain	5,452	29,705

Loss before income tax expense	(5,221,682)	(7,147,148)
Income tax expense	(4,501)	(19,669)

Net loss	(5,226,183)	(7,166,817)
Less net loss attributable to noncontrolling interest	(25,220)	(25,932)

Net loss attributable to Immunomedics, Inc. stockholders.	$(5,200,963)	$(7,140,885)

Loss per common share attributable to Immunomedics, Inc. stockholders, (basic and diluted)	$(0.06)	$(0.09)

Weighted average shares used to calculate loss per common share, (basic and diluted)	82,947,124	75,610,238

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	72,367	60,146
Unrealized losses on available-for-sale securities	(4,960)	—

Other comprehensive income	67,407	60,146

Comprehensive loss	(5,158,776)	(7,106,671)
Less comprehensive loss attributed to noncontrolling interest	(25,220)	(25,932)

Net comprehensive loss attributable to Immunomedics, Inc.	$(5,133,556)	$(7,080,739)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2013	2012
Cash flows used in operating activities:
Net loss	$(5,226,183)	$(7,166,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	157,188	239,285
Amortization of deferred revenue	(2,515,766)	—
Gains from insurance claim for equipment	—	(137,714)
Increase in allowance for doubtful accounts	21,153	14,241
Non-cash expense related to stock compensation	418,548	463,115
Non-cash increase in value of life insurance policy	(4,250)	(4,350)
Amortization of deferred rent	24,879	24,879
Changes in other operating assets and liabilities	(139,274)	(820,723)

Net cash used in operating activities	(7,263,705)	(7,388,084)

Cash flows (used in) provided by investing activities:
Purchase of marketable securities	(20,082,913)	—
Purchases of property and equipment	(144,764)	(97,721)
Proceeds from insurance claim for equipment	—	137,714

Net cash (used in) provided by investing activities	(20,227,677)	39,993

Cash flows provided by (used in) financing activities:
Exercise of stock options	910,677	59,071
Payments for stock plan activity	(159,436)	(138,029)

Net cash provided by (used in) financing activities	751,241	(78,958)
Effect of changes in exchange rates on cash and cash equivalents	57,191	109,271

Net decrease in cash and cash equivalents	(26,682,950)	(7,317,778)

Cash and cash equivalents, beginning of period	41,326,000	32,838,096

Cash and cash equivalents, end of period	$14,643,050	$25,520,318

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

Reference is made to the Annual Report on Form 10-K and Form 10-K/A of Immunomedics, Inc., a Delaware corporation (“Immunomedics,” the “Company,” “we,” “our” or “us”), for the fiscal year ended June 30, 2013, which contains our audited consolidated financial statements and the notes thereto.

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

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q/A, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. The Company has reclassified prior period amounts to conform to the current period presentation. Operating results for the three-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2014, or any other period.

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

As of September 30, 2013, the Company has $34.7 million of cash, cash equivalents and marketable securities. Based on the Company’s expected cash utilization rate, the Company believes it will have sufficient funds to continue its operations and research and development programs for at least the next twelve months. Cash requirements in fiscal year 2014 are expected to be in the $24.0 – $26.0 million range, which includes expenses related to the Company’s ongoing Antibody Drug Conjugate (ADC) programs and certain expenses to initiate the Company’s anticipated clivatuzumab tetraxetan Phase III clinical trial for the treatment of patients with pancreatic cancer. The Phase Ib clinical trial of clivatuzumab tetraxetan in patients with advanced pancreatic cancer was completed during the 2013 fiscal year. Based on the results of such trial, the Company decided to proceed with a Phase III clinical trial. The Company will provide further guidance regarding cash flow requirements once the full Phase III Trial estimated expenses have been determined. The Company recognizes that this trial will require additional funding. There can be no assurances that financing will be available when needed on terms acceptable to it, if at all. If the Company were unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. Furthermore, the terms of any such debt or equity financing may include covenants which may limit the Company’s future ability to manage the business. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

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

3. Marketable Securities

During the three months ended September 30, 2013, the Company invested $20.1 million of cash and cash equivalents into debt securities and municipal bonds. Immunomedics utilized Accounting Standards Codification No. 320, Accounting for Investments – Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there are no positive intent and ability to hold to maturity, the securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income (loss). Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at September 30, 2013 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
September 30, 2013
U.S. Treasury Bonds	$9,048	$1	$(1)	$9,048
Corporate Debt Securities	11,040	3	(8)	11,035

	$20,088	$4	$(9)	$20,083

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2013 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$10,063	$10,062
Due after one year through five years	10,025	10,021

	$20,088	$20,083

4. Stockholders Equity

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	Currency Translation Adjustments	Net Unrealized Losses on Available- for-Sale Securities	Accumulated Other Comprehensive Income
Balance, July 1, 2013	$161,830	$—	$161,830
Other comprehensive income (loss) before reclassifications	72,367	(4,960)	67,407
Amounts reclassified from accumulated other comprehensive income(a)	—	—	—

Net current-period other comprehensive income (loss)	72,367	(4,960)	67,407

Balance, September 30, 2013	$234,197	$(4,960)	$229,237

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the three-months ended September 30, 2013 and 2012 ($ in thousands):

	As of and for the Three Months Ended September 30, 2013
	United States	Europe	Total
Total assets	$38,547	$2,663	$41,210
Property and equipment, net	2,074	—	2,074
Revenues	4,949	549	5,498
Loss before taxes	(5,187)	(35)	(5,222)

	As of and for the Three Months Ended September 30, 2012
	United States	Europe	Total
Total assets	$27,500	$3,601	$31,101
Property and equipment, net	2,386	—	2,386
Revenues	327	724	1,051
(Loss) income before taxes	(7,185)	38	(7,147)

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

Collectively, pursuant to the UCB Agreement and the Amendment Agreement the Company is entitled to receive (i) up to $145.0 million in cash payments and $20.0 million in equity investments in regulatory milestone payments and (ii) up to $260.0 million related to the achievement of specified product sales milestones. The Company is also entitled to product royalties ranging from a mid-teen to mid-twenty percentage of aggregate annual net sales under the UCB Agreement during the product royalty term. No development milestone, commercialization milestone or royalty payments were achieved through September 30, 2013. There can be no assurance that the development or commercialization milestones or royalty payment thresholds under the UCB Agreement and Amendment Agreement will be met and therefore there can be no assurance that the Company will receive such future payments.

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

11. Correction of Immaterial Error

Subsequent to the issuance of the Company’s consolidated financial statements for the fiscal year ended June 30, 2013, the Company identified and corrected an error in its accounting for clinical trial expense and accrued liabilities. As a result, the Company recorded an out of period adjustment of $1.2 million to correct the overstatement of the accrued liability for clinical trials as of June 30, 2013 as a reduction of accounts payable and accrued expenses and research and development expense to the interim condensed financial statements as of September 30, 2013 and for the three-month period then ended. Additional information has been identified and the total amount of the overstatement of the accrued liability for clinical trials as of June 30, 2013 was determined to be $3.2 million. Due to this error, the Company’s operating expenses and accrued liabilities were overstated during each of the fiscal years 2008-2013. The tax consequence of this correction is limited to the reduction of deferred tax assets related to net operating losses of $1.3 million with an offsetting reduction in the related valuation allowance.

The Company assessed the materiality of this error for each quarterly and annual period in accordance with Staff Accounting Bulletin No. 99, Materiality, and determined that the error was immaterial to each of the previously reported periods.

The effect of recording this immaterial error correction affects the presentation of the comparative condensed consolidated statements of comprehensive loss for the three months ended September 31, 2013 and 2012, and the condensed consolidated balance sheets as of September 30, 2013 and June 30, 2013 for certain line items associated with the Statements of Comprehensive Loss and Balance Sheet as set forth below (in thousands):

	Three months ended September 30, 2013		Three months ended September 30, 2012
	(As Reported)	(As Revised)	(As Reported)	(As Revised)
Statements of Comprehensive Loss
Research and development	$6,653	$7,514	$7,035	$6,794
Net loss	(4,365)	(5,226)	(7,408)	(7,167)
Net loss attributable to Immunomedics, Inc. stockholders	(4,339)	(5,200)	(7,382)	(7,141)

	As of September 30, 2013		As of June 30, 2013
	(As Reported)	(As Revised)	(As Reported)	(As Revised)
Balance Sheets
Accounts payable and accrued expenses	$6,066	$3,713	$7,165	$3,951
Accumulated deficit	(233,593)	(231,240)	(229,254)	(226,040)
Total Immunomedics, Inc. stockholders’ equity	33,864	36,216	36,966	40,180

These corrections did not impact cash flows from operating activities for the three-month periods ended September 30, 2013 or 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Certain statements that we may make from time to time, including, without limitation, statements contained in this Quarterly Report on Form 10-Q/A, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Quarterly Report, and they may also be made a part of this Quarterly Report by reference to other documents filed with the Securities and Exchange Commission, which is known as “incorporation by reference.”

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, are intended to identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to obtain additional capital through strategic collaborations, licensing, convertible debt securities or equity financing in order to continue our research and development programs as well as secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; our ability to protect our proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading Item 1A “Risk Factors” in the September 30, 2013 Quarterly Report on Form 10-Q.

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

See Risk Factors in Item 1A of the September 30, 2013 Form 10-Q Quarterly Report.

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

Stock-Based Compensation

We have a stock incentive plan, the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization and to align the employee’s interest with our stockholders. This plan is described more fully in Note 6 to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2013 and Note 5 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2013 included elsewhere herein.

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

Costs and Expenses

Total costs and expenses for the three-month period ended September 30, 2013 were $10.7 million as compared to $8.4 million for the same period in 2012, representing an increase of $2.3 million or 27%. Research and development expenses for the three-month period ended September 30, 2013 were $7.5 million as compared to $6.8 million for the same period in 2012, an increase of $0.7 million or 10%. This increase was primarily due to the increased costs for the antibody-drug conjugates’ clinical trials.

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

Net Loss Attributable to Immunomedics, Inc.

Net loss attributable to Immunomedics, Inc. common stockholders for the three-month period ended September 30, 2013 was $5.2 million or $0.06 per share as compared to a net loss of $7.1 million or $0.09 per share for the same period in 2012. The $1.9 million decrease in the net loss this quarter was primarily due to higher license fee revenue less the cost of license fee and other revenues related to the Algeta agreement.

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

Working Capital and Cash Requirements

At September 30, 2013, we had working capital of $34.5 million, which was approximately $4.0 million lower than the working capital of $38.5 million at June 30, 2013. Our cash, cash equivalents and marketable securities amounted to $34.7 million at September 30, 2013, representing a decrease of $6.6 million from $41.3 million at June 30, 2013. The decreases were primarily a result of our use of $7.3 million of cash in operations.

As of September 30, 2013, we have $34.7 million of cash, cash equivalents and marketable securities. Based on our expected cash utilization rate, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. Cash requirements in fiscal year 2014 are expected to be in the $24.0 – $26.0 million range, which includes expenses related to our ongoing ADC programs and certain expenses to initiate our anticipated clivatuzumab textraxetan Phase III clinical trial for the treatment of patients with pancreatic cancer. Our Phase Ib clinical trial of clivatuzumab textraxetan in patients with advanced pancreatic cancer was completed during the 2013 fiscal year. Based on the encouraging results, we reported at the 15th World Congress on Gastrointestinal Cancer and updated at the 2013 Annual Congress of the European Association of Nuclear Medicine, we decided to proceed with a Phase III clinical trial. We will provide further guidance regarding cash flow requirements once the full Phase III Trial estimated expenses have been determined. We recognize that this trial will require additional funding. There can be no assurances that financing will be available when needed on terms acceptable to it, if at all. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected. Furthermore, the terms of any such debt or equity financing may include covenants which may limit our future ability to manage the business. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

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

Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1A Risk Factors, “Factors That May Affect Our Business and Results of Operations,” and elsewhere in the September 30, 2013 Form 10-Q. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us, and access to capital markets that can provide us with the resources, when necessary, to fund our strategic priorities.

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

The Company determined that it did not maintain effective controls over the measurement of clinical trial accrued liabilities and related expense including the accuracy of information used in the measurement of services on an as incurred basis. This deficiency continued to be a material weakness as of September 30, 2013.

As a result of the internal control deficiency, the Company’s accrued liabilities were overstated by an immaterial amount during each of the fiscal years 2008-2013. We have adjusted the comparative presentation of amounts reported in the condensed consolidated interim financial statements as at and for the three months ended September 30, 2013 included in this Report as a correction of immaterial error.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the company’s annual or interim financial information will not be prevented or detected on a timely basis.

Based on the evaluation of our disclosure controls and procedures by the Company’s Chief Executive Officer and Chief Financial Officer and the identification of the material weakness discussed above, the Company’s disclosure controls and procedures were not effective as of June 30, 2013 and remained a material weakness as of September 30, 2013.

(a) Disclosure Controls and Procedures: We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules promulgated by the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and, as required by the rules of the SEC, to evaluate their effectiveness. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/A and the identification of the material weaknesses discussed above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q/A and are listed on the “Exhibit Index” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

March 18, 2014	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

March 18, 2014	By:	/s/ Peter P. Pfreundschuh
Peter P. Pfreundschuh
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

Documents filed or furnished as part of this Amendment No. 1 to Form 10-Q/A:

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from this Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.