Form 10-Q
period 2014-03-31
IMMUNOMEDICS INC
filed 2014-05-07
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares of the registrant’s common stock outstanding as of May 6, 2014 was 83,506,808.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2014	June 30, 2013
ASSETS

Current Assets:
Cash and cash equivalents	$4,989,639	$41,326,000
Marketable securities	15,941,541	—
Accounts receivable, net of allowance for doubtful accounts of $61,302 at March 31, 2014 and $49,265 at June 30, 2013	714,327	622,830
Inventory	823,234	1,030,480
Other receivables	77,368	172,468
Prepaid expenses	1,060,595	432,660
Other current assets	74,011	1,631,172

Total current assets	23,680,715	45,215,610

Property and equipment, net of accumulated depreciation of $27,167,565 and $26,743,481 at March 31, 2014 and June 30, 2013, respectively	1,980,398	2,086,911
Value of life insurance policies	562,010	594,832
Other long-term assets	30,000	30,000

Total Assets	$26,253,123	$47,927,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$4,477,862	$3,950,866
Deferred revenues	248,293	2,780,309

Total current liabilities	4,726,155	6,731,175
Other liabilities	1,475,365	1,400,728
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2014 and June 30, 2013	—	—
Common stock, $0.01 par value; authorized 135,000,000 shares; issued 83,511,533 shares and outstanding 83,476,808 shares at March 31, 2014; and issued 82,841,123 shares and 82,806,398 shares outstanding at June 30, 2013	835,115	828,411
Capital contributed in excess of par	269,461,557	265,688,408
Treasury stock, at cost, 34,725 shares at March 31, 2014 and at June 30, 2013	(458,370)	(458,370)
Accumulated deficit	(249,618,854)	(226,039,812)
Accumulated other comprehensive income	295,950	161,830

Total Immunomedics, Inc. stockholders’ equity	20,515,398	40,180,467
Noncontrolling interest in subsidiary	(463,795)	(385,017)

Total stockholders’ equity	20,051,603	39,795,450

Total Liabilities and Stockholders’ Equity	$26,253,123	$47,927,353

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Revenues:
Product sales	$925,235	$751,617	$2,434,159	$2,218,797
License fee and other revenues	—	126,667	4,623,333	126,667
Research and development	229,106	858,182	797,120	1,254,571

Total revenues	1,154,341	1,736,466	7,854,612	3,600,035

Costs and Expenses:
Costs of goods sold	90,253	93,703	270,523	281,953
Costs of license fee and other revenues	—	—	1,189,170	—
Research and development	8,141,744	8,113,574	23,221,651	21,332,729
Sales and marketing	243,692	221,718	886,234	613,420
General and administrative	2,200,526	1,500,963	5,975,278	4,486,968

Total costs and expenses	10,676,215	9,929,958	31,542,856	26,715,070

Operating loss	(9,521,874)	(8,193,492)	(23,688,244)	(23,115,035)
Arbitration settlement, net	—	16,739,282	—	16,739,282
Insurance proceeds received	—	—	—	2,637,879
Interest and other income, net	15,179	1,591	39,695	4,906
Foreign currency transaction (loss) gain	(25,894)	13,560	(7,902)	(23,175)

(Loss) income before income tax (expense) benefit	(9,532,589)	8,560,941	(23,656,451)	(3,756,143)
Income tax (expense) benefit	(1,372)	19,879	(1,372)	(19,496)

Consolidated net (loss) income	(9,533,961)	8,580,820	(23,657,823)	(3,775,639)
Net loss attributable to noncontrolling interest	(28,359)	(27,783)	(78,778)	(77,045)

Net (loss) income attributable to Immunomedics, Inc.	$(9,505,602)	$8,608,603	$(23,579,045)	$(3,698,594)

(Loss) income per common share attributable to Immunomedics, Inc. stockholders:
Basic	$(0.11)	$0.11	$(0.28)	$(0.05)

Diluted	$(0.11)	$0.11	$(0.28)	$(0.05)

Weighted average shares used to calculate (loss) income per common share:
Basic	83,340,329	78,195,891	83,127,073	76,479,971

Diluted	83,340,329	78,447,065	83,127,073	76,479,971

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	3,355	(66,642)	123,236	35,719
Unrealized (loss) gain on available-for-sale securities	(4,138)	—	10,884	—

Other comprehensive (loss) income	(783)	(66,642)	134,120	35,719

Net comprehensive (loss) income	(9,534,744)	8,514,178	(23,523,703)	(3,739,920)
Net loss attributable to noncontrolling interest	(28,359)	(27,783)	(78,778)	(77,045)

Net comprehensive (loss) income attributable to Immunomedics, Inc.	$(9,506,385)	$8,541,961	$(23,444,925)	$(3,662,875)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Consolidated net loss	$(23,657,823)	$(3,775,639)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	424,084	765,213
Gain on insurance claim for equipment failure	—	(137,879)
Gain on sale of marketable securities	(4,193)	—
Increase (decrease) in allowance for doubtful accounts	12,037	(7,769)
Non-cash expense related to stock compensation	2,403,293	1,736,653
Non-cash decrease (increase) in value of life insurance policy	32,822	(12,850)
Amortization of deferred revenue	(2,532,016)	(176,667)
Amortization of deferred rent	74,637	74,637
Changes in operating assets and liabilities	1,665,511	2,106,206

Net cash (used in) provided by operating activities	(21,581,648)	571,905

Cash flows from investing activities:
Purchases of marketable securities	(20,024,794)	—
Proceeds from sales of marketable securities	4,083,253	—
Purchases of property and equipment	(317,571)	(413,175)
Proceeds from insurance claim for equipment failure	—	137,879

Net cash used in investing activities	(16,259,112)	(275,296)

Cash flows from financing activities:
Issuance of common stock, net of fees	—	14,789,375
Payments for stock plan activity	(286,786)	(203,674)
Share purchases of majority-owned subsidiary	—	(39,255)
Exercise of stock options, net	1,663,346	61,103

Net cash provided by financing activities	1,376,560	14,607,549

Effect of changes in exchange rates on cash and cash equivalents	127,839	55,432

Net (decrease) increase in cash and cash equivalents	(36,336,361)	14,959,590
Cash and cash equivalents, beginning of period	41,326,000	32,838,096

Cash and cash equivalents, end of period	$4,989,639	$47,797,686

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Reference is made to the Annual Report on Form 10-K/A of Immunomedics, Inc., a Delaware corporation (“Immunomedics,” the “Company,” “we,” “our” or “us”), for the fiscal year ended June 30, 2013, which contains our audited consolidated financial statements and the notes thereto.

1.	Business Overview and Basis of Presentation

Immunomedics is a New Jersey-based biopharmaceutical company primarily focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. The Company has developed a number of advanced proprietary technologies that allows it to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins, in each case to create highly targeted agents. Using these technologies, the Company has built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. The Company also manufactures and commercializes its LeukoScan® product in territories where regulatory approvals have previously been granted. The Company has two foreign subsidiaries, Immunomedics B.V. in The Netherlands and Immunomedics GmbH in Darmstadt, Germany, to assist the Company in managing sales efforts and coordinating clinical trials in Europe. In addition, included in the accompanying condensed financial statements is the majority-owned subsidiary, IBC Pharmaceuticals, Inc. (“IBC”), which works on the development of novel cancer radiotherapeutics using patented pre-targeting technologies with proprietary, bispecific antibodies.

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. Operating results for the three and nine-month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2014, or any other period.

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

On May 2, 2014, the Company announced the pricing of an underwritten public offering of 9 million shares of its common stock, offered at a price to the public of $3.35 per share. The gross proceeds from this offering to the Company are expected to be $30.15 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

Immunomedics has granted the underwriters a 30-day option to purchase up to an additional 1.35 million shares of common stock. Any proceeds from the underwriters’ over-allotment will be incremental to the initial offering proceeds. The offering closed on May 7, 2014. The Company continues to actively pursue various financing alternatives through collaborative licensing and partnership agreements. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. If the Company is unable to raise additional funding through licensing and/or partnership agreements, the Company will need to pursue other forms of financing including equity or debt financings.

As of March 31, 2014, the Company has $20.9 million of cash, cash equivalents and marketable securities. Based on the Company’s expected cash flow projections, the Company believes it has sufficient funds to continue its operations and research and development programs for at least the next twelve months, after taking into consideration the gross proceeds of $30.15 million from the issuance and sale of its common stock in May 2014.

The Phase Ib clinical trial of clivatuzumab tetraxetan in patients with advanced pancreatic cancer was completed during the 2013 fiscal year. Based on the results of such trial, the Company decided to proceed with a Phase III clinical trial. The Company recognized that the completion of this trial will require additional funding. There can be no assurances that licensing arrangements or other financing will be available when needed on terms acceptable to it, if at all. If the Company were unable to raise capital on acceptable terms, its ability to complete the Phase III clinical trial and continue its business would be materially and adversely affected. Furthermore, the terms of any such licensing activity, debt or equity financing may include covenants which may limit the Company’s future ability to manage the business. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

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

2.	Summary of Significant Accounting Policies

These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2013. The Company adheres to the same accounting policies in preparation of its interim financial statements.

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

Financial Instruments

The carrying amounts of cash and cash equivalents, other current assets and current liabilities approximate fair value due to the short-term maturity of these instruments. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Investments in marketable securities are available-for-sale to fund operations. The portfolio at March 31, 2014 primarily consists of debt securities and municipal bonds.

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

Financial assets recorded on the condensed consolidated balance sheets as of March 31, 2014 and June 30, 2013 are categorized based on the inputs to the valuation techniques as follows (in thousands):

•	Level 1 – Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

•	Level 2 – Financial assets whose value are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

•	Level 3 – Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

	($ in thousands)
March 31, 2014	Level 1	Level 2	Level 3	Total
Money Market Funds	$1,364	$—	$—	$1,364
Marketable Securities:
U.S. Treasury Bonds	6,007	—	—	6,007
Corporate Debt Securities	9,935	—	—	9,935

Total	$17,306	$—	$—	$17,306

June 30, 2013	Level 1	Level 2	Level 3	Total
Money Market Funds	$38,327	$—	$—	$38,327

Total	$38,327	$—	$—	$38,327

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

Inventory consisted of the following (in thousands):

	March 31, 2014	June 30, 2013
Work in process	$—	$914
Finished goods	823	116

	$823	$1,030

Income Taxes

The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. The Company has recorded a full valuation allowance against its net deferred tax assets as of March 31, 2014.

The Company’s U.S. operations reported a net loss for the three and nine-month periods ended March 31, 2014 resulting in a tax benefit that was fully offset by a valuation allowance. Income taxes were provided at the estimated annual tax rate during the three and nine month periods ended March 31, 2014 for one of the foreign jurisdictions which is profitable.

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

The Company has no liability for uncertain tax positions as of March 31, 2014.

Net (Loss) Income Per Share Allocable to Common Stockholders

Basic net (loss) income per share is based upon the number of weighted average number of shares of common stock and vested shares outstanding. For the three and nine-month periods ended March 31, 2014 and the nine-month period ended March 31, 2013, the diluted net loss per common share is calculated based on the weighted average number of shares outstanding excluding the exercise or conversion of all potential common shares because their effect would have been anti-dilutive, due to the net loss recorded. For the three-month period ended March 31, 2013 diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock that result from the assumed exercise of outstanding stock options and warrant shares, with exercise prices less than the average market price of the Company’s common stock during the three-month period ended March 31, 2013 is calculated under the treasury stock method. All other outstanding stock options and warrant shares were excluded from the calculation as the effect was anti-dilutive.

Insurance Proceeds

Insurance proceeds totaling $2.6 million were received during the nine-month period ended March 31, 2013 as a result of insurance claims for an equipment failure during the 2011 fiscal year. A cash payment for a business interruption insurance claim of $2.5 million was received, which had resulted from the equipment failure that had limited the production of materials necessary for certain research & product development. There is no such claim for the current year. In addition, proceeds of $0.1 million were also recorded for a property claim regarding the same equipment failure. The proceeds received from these claims are classified as a separate other income component in the condensed consolidated statement of comprehensive (loss) income for the nine-month period ended March 31, 2013.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of consolidated net (loss) income, net unrealized (losses) gains on available for sale securities, and foreign exchange translation adjustments and is presented in the condensed consolidated statements of comprehensive (loss) income.

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

During the nine months ended March 31, 2014, the Company invested $20.0 million of cash and cash equivalents into debt securities and municipal bonds, of which $4.1 million either matured or were sold during the three-month period ended March 31, 2014. Immunomedics utilized Accounting Standards Codification No. 320, Accounting for Investments - Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there are no positive intent and ability to hold to maturity, the securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income. Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at March 31, 2014 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
March 31, 2014

U.S. Treasury Bonds	$6,006	$1	$—	$6,007
Corporate Debt Securities	9,925	11	(1)	9,935

	$15,931	$12	$(1)	$15,942

Maturities of debt securities classified as available-for-sale were as follows at March 31, 2014 (in thousands):

	Fair Value	Net Carrying Amount
Due within one year	$10,606	$10,658
Due after one year through five years	5,336	5,355

	$15,942	$16,013

4.	Stockholders’ Equity

The components of accumulated other comprehensive income were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Income
Balance, July 1, 2013	$161,830	$—	$161,830
Other comprehensive income before reclassifications	123,236	15,077	138,313

Amounts reclassified from accumulated other comprehensive income(a)	—	(4,193)	(4,193)

Net current-period other comprehensive income	123,236	10,884	134,120

Balance, March 31, 2014	$285,066	$10,884	$295,950

All components of accumulated other comprehensive income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

(a)	For the nine months ended March 31, 2014, $4,193 was reclassified from accumulated other comprehensive income to interest and other income.

5.	Stock Incentive Plan

A summary of the 2006 Stock Incentive Plan (the “Plan”), is provided in Note 6 to the audited financial statements contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2013. The Company believes that awards under the Plan better align the interests of its employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, are vested immediately and have seven year contractual terms. At March 31, 2014, there were 9,996,431 shares of common stock reserved for possible future issuance under the Plan, both currently outstanding (6,388,212 shares) and which were available to be issued for future grants (3,608,219 shares).

The fair value of each option granted during the nine-month periods ended March 31, 2014 and 2013 is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the following table:

	Nine-month period ended March 31,
	2014	2013
Expected dividend yield	0%	0%
Expected option term (years)	3.47	5.37
Expected stock price volatility	66%	69%
Risk-free interest rate	0.03%-1.79%	0.98%-1.25%

The weighted average fair value at the date of grant for options granted during the nine-month periods ended March 31, 2014 and 2013 were $1.94 and $1.95 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding and the expected stock price volatility is based on the Company’s daily stock trading history. The weighted average of the expected option term declined to 3.47 years for the nine-month period ended March 31, 2014, was a result of the issuance of short-term options to the former chief financial officer. Aside from these stock options the expected option term for other stock options granted during the nine-month period ended March 31, 2014 was 5.2 years. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The lower risk-free interest rate results from the short-term rate for the stock options granted to the former chief financial officer.

Information concerning options for the nine-month period ended March 31, 2014 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2013	5,726,874	$3.30
Granted	1,293,204	$5.38
Exercised	(502,980)	$3.31
Cancelled or forfeited	(940,731)	$4.52

Outstanding, March 31, 2014	5,576,367	$3.57	3.18	$4,970,872

Exercisable, March 31, 2014	4,533,302	$3.41	2.60	$4,638,878

A summary of the Company’s non-vested restricted and performance stock units at July 1, 2013, and changes during the nine-month period ended March 31, 2014 are presented below:

Outstanding Non-Vested Restricted and Performance Stock Units	Number of Awards
Non-vested at July 1, 2013	488,575
Restricted Units Granted	179,668
Performance Units Granted	389,864
Vested	(221,262)
Cancelled	(25,000)

Non-vested at March 31, 2014	811,845

The Company has 1,854,910 non-vested options, restricted and performance stock units outstanding as of March 31, 2014. As of March 31, 2014, there was $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.2 years. The Company recorded $0.9 million and $2.4 million for total stock-based compensation expense for employees, executive officers and non-employee Board members for the three and nine-month periods ended March 31, 2014, respectively, as compared to $0.5 million and $1.7 million for the three and nine-month periods ended March 31, 2013.

Each non-employee Board member who continues to serve shall receive on the date of the annual stockholders meeting an annual grant of non-qualified stock options and restricted stock units, each equal in value to $45 thousand. The Company recorded $44 thousand and $159 thousand for stock-based compensation expense for these non-employee Board members restricted stock units for the three and nine-month periods ended March 31, 2014, respectively, as compared to $54 thousand and $100 thousand for the three and nine-month periods ended March 31, 2013.

On August 16, 2013, the Company awarded an additional 136,452 restricted stock units to certain executive officers of the Company at the market price on that date ($5.13 per share). These restricted stock units will vest over a four year period. As of March 31, 2014, there was $1.4 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these executive officers, excluding performance stock units. That cost is being recognized over a weighted-average period of 2.54 years. The Company recorded $0.2 million and $0.5 million for stock-based compensation expense for these executive officers for the three and nine-month periods ended March 31, 2014, as compared to $0.1 million and $0.4 million for the three and nine-month periods ended March 31, 2013.

On August 16, 2013, the Company also awarded certain executive officers Performance Units of up to 389,864 of restricted stock units which are subject to attainment of certain performance milestones as well as certain continued service requirements. All or a portion of the Performance Units shall vest based upon the level of achievement of the milestones set forth in each agreement, which is expected to be achieved within five years of the grant date. The Performance Units that vest based upon attainment of the Performance Milestone will be exercised based on a percentage basis on the attainment of anniversary dates. As of March 31, 2014, there are 389,864 Performance Units available if all performances are achieved within five years of grant date. The Company recorded $0.5 million and $1.3 million for the stock-based compensation for the three and nine-month periods ended March 31, 2014. There is $0.8 million of total unrecognized compensation cost related to these non-vested Performance Units granted as of March 31, 2014. That cost is being recognized over a weighted-average period of 0.4 years. The unrecognized compensation cost is subject to modification on a quarterly basis based on review of performance probability and requisite achievement periods.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Consolidated net (loss) income attributable to Immunomedics, Inc.	$(9,506)	$8,609	$(23,579)	$(3,699)

Basic (loss) earnings per share:
Weighted average basic common shares outstanding	83,340	78,196	83,127	76,480

Basic (loss) earnings per share	$(0.11)	$0.11	$(0.28)	$(0.05)

Diluted (loss) earnings per share:
Weighted average basic common shares outstanding	83,340	78,196	83,127	76,480
Dilutive effect of stock options outstanding	—	237	—	—
Dilutive effect of restricted stock	—	14	—	—

Weighted average diluted common shares outstanding	83,340	78,447	83,127	76,480

Diluted (loss) earnings per share	$(0.11)	$0.11	$(0.28)	$(0.05)

Stock options and warrant shares excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	7,388	7,459	7,388	7,710

7.	Geographic Segments

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the three and nine-months ended March 31, 2014 and 2013 ($ in thousands):

	Three-Months Ended March 31, 2014
	United States	Europe	Total
Total assets	$24,074	$2,179	$26,253
Property and equipment, net	1,980	—	1,980
Revenues	242	912	1,154
(Loss) income before taxes	(9,586)	53	(9,533)

	Three-Months Ended March 31, 2013
	United States	Europe	Total
Total assets	$52,478	$1,908	$54,386
Property and equipment, net	2,175	—	2,175
Revenues	996	740	1,736
Income before taxes	8,516	45	8,561

	Nine-Months Ended March 31, 2014
	United States	Europe	Total
Revenues	$5,453	$2,402	$7,855
(Loss) before taxes	(23,588)	(68)	(23,656)

	Nine-Months Ended March 31, 2013
	United States	Europe	Total
Revenues	$1,403	$2,197	$3,600
(Loss) income before taxes	(3,898)	142	(3,756)

8.	Related Party Transactions

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

Immunomedics, Inc. leases approximately 1,000 square feet of its Morris Plains, NJ facility to CMMI at a cost of approximately $30 thousand per year. The Company incurred legal expenses on behalf of CMMI for patent related matters for the three and nine-month period ended March 31, 2014 of $10 thousand and $23 thousand, respectively, as compared to $21 thousand and $44 thousand for the three and nine-month periods ended March 31, 2013, respectively. The Company has first rights to license those patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI.

For each of the three and nine-month periods ended March 31, 2014 and 2013, Dr. Goldenberg received $20 thousand and $59 thousand, respectively, in compensation for his services to IBC.

9.	License and Collaboration Agreements

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

On October 11, 2013, Takeda and Takeda-Nycomed filed their Statement of Defense and Counterclaims alleging, among other things, that the Company wrongfully terminated the licensing agreement and caused Takeda and Takeda-Nycomed to suffer significant damages and delays in developing veltuzumab. The Company responded by filing its own Statement of Defense on November 12, 2013, denying Takeda and Takeda-Nycomed’s allegations and contesting Takeda or Takeda-Nycomed’s rights to any relief. An arbitrator was appointed later that month. On December 20, 2013 the arbitrator issued a pre-hearing scheduling order and discovery in the arbitration is proceeding in accordance with that schedule. A hearing is planned for August 2014. The Company expects the arbitration to continue after veltuzumab has been fully transitioned back to the Company.

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

On December 27, 2011, the Company entered into the Amendment Agreement with UCB referred to herein as the Amendment Agreement. The Amendment Agreement provided UCB the right to sublicense epratuzumab, subject to obtaining our prior consent, to a third party for the United States and certain other territories. As of March 31, 2014, UCB has not executed a sublicense agreement with a third-party.

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

Collectively, pursuant to the UCB Agreement and the Amendment Agreement the Company is entitled to receive (i) up to $145.0 million in cash payments and $20.0 million in equity investments in regulatory milestone payments and (ii) up to $260.0 million related to the achievement of specified product sales milestones. The Company is also entitled to product royalties ranging from a mid-teen to mid-twenty percentage of aggregate annual net sales under the UCB Agreement and Amendment Agreement during the product royalty term. No development milestone, commercialization milestone or royalty payments were achieved through March 31, 2014. There can be no assurance that the development or commercialization milestones or royalty payment thresholds under the UCB Agreement and Amendment Agreement will be met and therefore there can be no assurance that the Company will receive such future payments.

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

Algeta ASA

In January 2013, the Company entered into a collaboration agreement with Algeta ASA for the development of epratuzumab to be conjugated with Algeta’s proprietary thorium-227 alpha-pharmaceutical payload. On August 2, 2013, an amendment to the collaboration agreement was entered into between the two companies modifying certain delivery and supply parameters. Under the terms of this agreement, as amended, the Company is required to manufacture and supply clinical-grade epratuzumab to Algeta, which has rights to evaluate the potential of a Targeted Thorium Conjugate (TTC), linking thorium-227 to epratuzumab, for the treatment of patients with cancer. Algeta will fund all non-clinical and clinical development costs up to the end of Phase I clinical testing. Upon successful completion of Phase I testing, the parties shall negotiate terms for a license agreement at Algeta’s request. The Company and Algeta agreed to certain parameters in the collaboration agreement. Under the terms of the collaboration agreement, as amended, Immunomedics received an upfront cash payment and other payments which have been recognized upon the Company fulfilling its obligations under the collaboration agreement. For the nine-month period ended March 31, 2014, the Company recognized $4.6 million of revenue under this arrangement, which has been included in license fee and other revenues, while the related costs of $1.2 million is included in cost of license fee and other revenue. As of March 31, 2014, the Company recognized all of the initial cash payments as revenue as the aspects of delivery for the clinical supply material have been satisfied.

10.	Commitments and Contingencies

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

Under the terms of the Goldenberg Agreement, the Company makes a minimum quarterly payment of $37.5 thousand to Dr. Goldenberg during each of the fiscal years during the Goldenberg Agreement, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. For the nine-month periods ended March 31, 2014, no additional incentive compensation payments were made to Dr. Goldenberg other than the $37.5 thousand minimum quarterly payments. In addition to the minimum quarterly payments during the nine-month period ended March 31, 2013, the Company paid Dr. Goldenberg $0.3 million of additional incentive compensation that was accrued from the previous fiscal year in accordance with the terms of the Goldenberg Agreement.

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

Clinical Research Organization Contract

On March 19, 2014 the Company entered into a services agreement with an outside Clinical Research Organization (“CRO”) to provide certain services for the Company’s Phase III registration study (PANcreatic Cancer RadioImmunotherapy Trial-1: PANCRIT-1) in patients with metastatic pancreatic cancer who have received at least two prior therapies, one of which must have been a gemcitabine-containing regimen. The fee associated with the services by the CRO in this contract and the forecasted pass-through costs to the investigation sites are estimated to be approximately $30.0 million, when completed by the first half of calendar year 2016.

Legal Matters

The following is a summary of certain shareholder complaints that are outstanding:

Shareholder complaints:

Two separate shareholder derivative complaints have been filed against the Company. First, on March 24, 2014, a complaint styled Kops v. Goldenberg, et al., was filed in the Superior Court of New Jersey, Chancery Division, General Equity Part, Morris County. Second, on April 18, 2014, a complaint styled Breitman v. Sullivan, et al., was filed in the United States District Court for the District of New Jersey. The complaints allege, among other things, that the Company and certain directors and officers breached their fiduciary duties for disseminating false and misleading information relating to the termination of the Nycomed Agreement. In particular, the complaints allege that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaints allege that the breaches in fiduciary duties by the directors and officers caused damages to the Company and stockholders, including a decline in value of the Company’s common stock, increased investigatory and litigation costs, and exposure to civil liability as a result of a pending securities fraud class action suit. Plaintiffs bring the derivative actions to recover damages against the directors and officers for the benefit of the Company, and to require the Company to reform and improve its corporate governance and internal procedures. The defendants believe that the allegations in the derivative complaints are without merit and intend to defend the lawsuits vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

A putative class action lawsuit, styled Nasyrova v. Immunomedics, Inc., was filed on February 27, 2014 in the United States District Court for the District of New Jersey. The lawsuit alleges that the Company and certain of its current and former officers and directors failed to disclose and/or made material misstatements in the Company’s public filings relating to the termination of the Nycomed Agreement. In particular, the complaint alleges that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 28, 2014, competing motions were filed for the appointment of lead plaintiff and approval of each proposed lead plaintiff’s selection of counsel. The defendants believe that the allegations in the class action complaint are without merit and intend to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

From time to time, the Company is party to litigation in the ordinary course of its business and may become a party to additional litigation in the future. The Company does not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on its financial condition, results of operations or cash flows.

11.	Correction of Immaterial Error

Subsequent to the issuance of the Company’s consolidated financial statements for the fiscal year ended June 30, 2013, the Company identified and corrected an error in its accounting for clinical trial expense and accrued liabilities. Upon investigation it was determined that the total amount of the overstatement of the accrued liability for clinical trials as of June 30, 2013 was $3.2 million. Due to this error, the Company’s operating expenses and accrued liabilities were overstated during each of the fiscal years 2008-2013. The tax consequence of this correction is limited to the reduction of deferred tax assets related to net operating losses of $1.3 million with an offsetting reduction in the related valuation allowance.

The Company assessed the materiality of this error for each quarterly and annual period in accordance with Staff Accounting Bulletin No. 99, Materiality, and determined that the error was immaterial to each of the previously reported periods.

The effect of recording this immaterial error correction affects the presentation of the comparative consolidated condensed financial statements for the three months and nine months ended March 31, 2013 for certain line items associated with the Statements of Comprehensive Loss (in thousands):

	Three months ended March 31, 2013		Nine months ended March 31, 2013
	As Reported	As Revised	As Reported	As Revised
Statements of Comprehensive Loss

Research and development	$8,457	$8,114	$22,143	$21,333
Net income (loss)	8,237	8,581	(4,586)	(3,776)
Net income (loss) attributable to Immunomedics, Inc. stockholders	8,265	8,609	(4,509)	(3,699)

These corrections did not impact cash flows from operating activities for the nine-month period ended March 31, 2013.

12.	Subsequent Event

On May 2, 2014, the Company announced the pricing of an underwritten public offering of 9 million shares of its common stock, offered at a price to the public of $3.35 per share. The gross proceeds from this offering to the Company are expected to be $30.15 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. Immunomedics has granted the underwriters a 30-day option to purchase up to an additional 1.35 million shares of common stock. Any proceeds from the underwriters’ over-allotment will be incremental to the initial offering proceeds. The offering closed on May 7, 2014. The shares of common stock were sold pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission.

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

Overview

Immunomedics is a biopharmaceutical company focused on the development of monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins, in each case to create highly targeted agents. Using these technologies, we have built a pipeline of therapeutic product candidates that utilize several different mechanisms of action. Our lead product candidate, epratuzumab, is currently in two Phase III clinical trials in patients with systemic lupus erythematosus. In oncology, clivatuzumab tetraxetan labeled with a radioisotope is in a Phase III clinical trial in patients with advanced pancreatic cancer. Additional solid tumor therapeutics in Phase II clinical development include 2 antibody-drug conjugates, IMMU-132 (anti-TROP-2-SN-38) and IMMU-130 (anti-CEACAM5-SN-38).

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

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of March 31, 2014, we employed 20 professionals in our research and development departments and 19 professionals in our non-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

UCB launched these pivotal studies based on encouraging results from the Phase IIb study it completed in fiscal year 2010. Results from this study were published in 2013 (Ann Rheum Dis. 2014 Jan;73(1):183-90. doi: 10.1136/annrheumdis-2012-202760. Epub 2013 Jan 12. PMID: 23313811). In addition, results from an open-label extension of UCB’s EMBLEM Phase IIb study evaluating the long-term effects of epratuzumab treatment in adult patients with moderate-to-severe SLE were presented at the 2013 Annual Scientific Meeting of the American College of Rheumatology (Arthritis Rheum. Oct 2013; 65(Supplement S10): S681-2, S737-8 and at the 2013 EULAR Congress (Ann Rheum Dis. 2013; 72(Suppl3): Abstracts 257 and 259). In 2012, results from the open-label extension study of the ALLEVIATE trials were presented at the American College of Rheumatology Annual Scientific Meeting (Arthritis Rheum. Oct 2012; 64(Supplement S10): S276-7 and S953-4). These studies showed that continued cycles of epratuzumab therapy maintained improvements or further reduced the lupus disease activity of patients over a timeframe of approximately 4 years. Also, there was a reduction in corticosteroid doses, a tolerable safety profile, and no new safety concerns identified. Patients also reported clinically meaningful improvements in health-related quality of life that were sustained over approximately 4 years of treatment. Results from the ALLEVIATE trials have also been published (Rheumatology (Oxford). 2013 Jul; 52(7): 1313-22. doi: 10.1093/rheumatology/ket129. Epub 2013 Mar 28. PMID: 23542611).

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

Clivatuzumab Tetraxetan

We have begun patient enrollment into our Phase III registration study (PANcreatic Cancer RadioImmunotherapy Trial-1: PANCRIT-1) in patients with metastatic pancreatic cancer who have received at least two prior therapies, one of which must have been a gemcitabine-containing regimen. The study is evaluating the safety and overall survival of clivatuzumab tetraxetan labeled with yttrium-90 (Y-90) plus gemcitabine and best supportive care compared to placebo plus gemcitabine and best supportive care. Clivatuzumab tetraxetan is the conjugation of hPAM4, an antibody that targets a mucin antigen found on pancreatic cancer cells - and a linker that can be easily radiolabeled with Y-90 and other radioisotopes.

We plan to enroll approximately 440 patients with relapsed pancreatic cancer into the study, which we expect to complete by the middle of calendar year 2015. A majority of these patients will be recruited at clinical trial sites in the U.S., with additional sites in Canada, Europe and Israel. Eligible patients will be randomized 2 to 1 to the treatment arm of 3 doses of Y-90 clivatuzumab tetraxetan plus 4 doses of gemcitabine at 200 mg/m2 per cycle or placebo plus low-dose gemcitabine. All patients will also receive best supportive care. Treatments are administered during the initial 4 weeks of each 7-week cycle.

Our decision to proceed with the PANCRIT-1 study was based on encouraging results obtained from the recently conducted Phase Ib clinical trial in the same pancreatic cancer patient population. Overall, these patients had received an average of 3.6 prior treatments (range 2-8) for their pancreatic cancer. As presented at the 15th World Congress on Gastrointestinal Cancer organized by the European Society of Medical Oncology (Ann Oncol. 2013; 24(suppl 4): iv12. doi: 10.1093/annonc/mdt201.4), at the 26th Annual Congress of the European Association of Nuclear Medicine (Eur J Nucl Med and

Molecular Imaging. Oct 2013; 40(2 Supplement): abstract OP670), and updated at the Company’s R&D day in April, 2014, the combination of Y-90 clivatuzumab tetraxetan and gemcitabine improved survival compared with the radiolabeled antibody alone, with a hazard ratio of 0.54 which was statistically significant (P = 0.020). Two patients in the combination arm are still alive and their survival is now more than one year, including one patient at 1.5 years since starting this combination therapy. Additionally, there were 2 partial responders (>20% reduction in the unidimensional measurement of up to 5 target lesions) in the combination arm. Other than manageable thrombocytopenia and neutropenia, there were limited moderate-to-severe-toxicities. More importantly, the rapid enrollment of the Phase Ib study demonstrated an unmet medical need for treatment options for patients in this late-stage setting.

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

IMMU-130

This is an investigational solid-tumor therapeutic from our antibody-drug conjugate (ADC) program. IMMU-130 includes SN-38, the active metabolite of irinotecan, a chemotherapeutic for patients with cancer approved by many Health Authorities including the Food and Drug Administration (FDA). SN-38 cannot be given directly to patients because of its toxicity and poor solubility. IMMU-130 is created at Immunomedics by conjugating SN-38 to labetuzumab, our anti-carcinoembryonic antigen antibody (anti-CEACAM 5). This potent ADC selectively binds to tumors cells, thereby targeting the tumors and minimizing damage to normal tissues and organs.

Results from 3 Phase I studies were reported at the 2014 Annual Meeting of the American Association for Cancer Research (AACR Meeting Abstracts, Apr 2014; 2014: CT211) and updated at the Company’s R&D day in April, 2014. Patients with advanced metastatic colorectal cancer (mCRC) who relapsed after at least one irinotecan-containing treatment were enrolled in these multicenter trials to evaluate several dosing schedules. Twenty-four patients completed their treatment response assessment by RECIST criteria. The ADC was therapeutically active in all 3 trials, but a more frequent dosing schedule, with administrations of IMMU-130 once or twice-weekly for 2 weeks followed by a week off, appeared to be more active in patients with (mCRC) than when administered every other week.

With every-other-week dosing, of the 12 assessable patients, there was one partial response, or PR, while 4 other patients had stable disease as best response, resulting in a 42% rate of disease control. The partial responder tolerated a total of 18 doses at 16 mg/kg and showed a 40.6% decrease in the liver and lung target lesions measured by CT, with disease shrinkage observed over a period of about 9 months.

With more frequent dosing, a higher rate of disease control of 75% was observed in both groups, and one patient treated twice weekly achieved a PR (shrinkage of 66% of target tumors measured by CT, based on RECIST criteria). This patient received 40 IMMU-130 injections over 8 months, with disease shrinkage first observed within 2 months from the start of treatment, and with the partial response now continuing for more than 4 months.

In all three trials, measurement of SN-38 concentrations in the serum found much higher levels that were sustained longer than is typically found with irinotecan therapy (the parental drug of SN-38). However, most of the SN-38 remains bound to the antibody, keeping it in an inactive form to normal tissues while in circulation, which reduces toxicity, yet allowing for higher concentrations of activated SN-38 to be delivered to the tumor where it is released from the pH- sensitive linker. Neutropenia and manageable diarrhea were the main side effects.

IMMU-132

Our second investigational solid-tumor ADC involves our anti-TROP-2 antibody, hRS7, conjugated to SN-38. TROP-2 is a cell-surface receptor expressed by many human tumors, such as cancers of the breast, colon and rectum, lung, pancreas, ovary, prostate, and cervix, but with only limited expression in normal human tissues. hRS7 internalizes into cancer cells following binding to TROP-2, making it a suitable candidate for the delivery of cytotoxic drugs.

This ADC has received orphan drug status from the Office of Orphan Products Development of the U.S. Food and Drug Administration for the treatment of patients with small cell lung cancer (SCLC). In addition to SCLC, the agent is currently in Phase I/II clinical development focusing on a few select types of solid cancers including triple-negative breast cancer and colorectal cancer.

Results from this multicenter study, as well as initial data from the expansion phase of the trial, were presented at the 2014 Annual Meeting of AACR (AACR Meeting Abstracts, Apr 2014; 2014: CT206) and updated at the Company’s R&D Day in April, 2014. In all, 6 patients reported a partial response as their best response, based on RECIST 1.1 criteria by at least one computer tomography (CT) assessment, including 2 of the 4 patients with SCLC, 2 of the 7 patients with triple-negative breast cancer, 1 of the 15 patients with colorectal cancer and 1 of the 4 patients with esophageal cancer.

In addition to these 6 partial responses, among the 42 patients who had at least one response assessment by CT, 23 patients had stable disease as their best response, giving an overall disease control rate of 69%. Besides colorectal, esophageal, triple-negative breast, and SCLC, the 42 CT-assessable patients include 8 other types of solid cancer. These patients had failed a median of 4 prior treatments, some including topoisomerase-I and -II inhibiting drugs such as irinotecan, and in some cases are showing durable responses up to almost one year.

Because irinotecan is the parent of SN-38, we postulate that the increased amount of SN-38 selectively delivered to the tumors by our ADCs improves its efficacy, decreases the toxicities of SN-38, and improves its bioavailability.

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

Epratuzumab Tetraxetan

We have received funding from the Small Business Innovation Research program of the National Cancer Institute to conduct a multicenter trial examining the combination of Y-90 epratuzumab tetraxetan and veltuzumab in patients with relapsed, aggressive NHL. Initial clinical experience with this combination was reported at the 2012 Annual Meeting of SNM, and was updated at the 54th ASH Annual Meeting (Blood, ASH Annual Meeting Abstracts. Nov 2012; 120: 3680) and at the 2013 Annual Meeting of the Society of Nuclear Medicine and Molecular Imaging (SNMMI) (J Nucl Med. 2013; 54 (Supplement 2):1368).

At the same SNMMI Annual Meeting, updated results from a multicenter Phase II prospective trial of Y-90 epratuzumab tetraxetan as a consolidation therapy following R-CHOP in elderly patients with diffuse large B-cell lymphoma were reported by the French LYSA study group in an oral presentation (J Nucl Med. 2013; 54 (Supplement 2):179).

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

In addition, we have received a Department of Defense grant for a clinical study of milatuzumab in patients with lupus. The anti-CD74 antibody is also being developed for the treatment of graft-versus-host disease.

Milatuzumab-DOX

Milatuzumab conjugated with doxorubicin was our first ADC to enter into clinical development, taking advantage of the rapid internalization property of milatuzumab when bound to CD74 expressed on cancer cells. The Phase I/II clinical trial of this ADC first enrolled patients with relapsed multiple myeloma and was later expanded to include NHL and CLL. Patient enrollment is completed for the multiple myeloma indication and ongoing for NHL and CLL.

IMMU-114

This is a humanized, anti-HLA-DR antibody being investigated in a Phase I dose-escalation study as a monotherapy for patients with NHL or CLL.

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

Financial Instruments

The carrying amounts of cash and cash equivalents, other current assets and current liabilities approximate fair value due to the short-term maturity of these instruments. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Investments in marketable securities are available-for-sale to fund operations. The portfolio at March 31, 2014 primarily consists of corporate debt securities and municipal bonds.

Stock-Based Compensation

We have a stock incentive plan, the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization and to align the employee’s interest with our stockholders. This plan is described more fully in Note 6 to our audited financial statements included in our Annual Report on Form 10-K/A for the year ended June 30, 2013 and Note 5 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the nine-month periods ended March 31, 2014 and 2013:

	Nine-month periods ended March 31,
	2014	2013
Expected dividend yield	0%	0%
Expected option term (years)	3.47	5.37
Expected stock price volatility	66%	69%
Risk-free interest rate	0.03%-1.79%	0.98%-1.25%

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

Three-Month Period Ended March 31, 2014 Compared to 2013

Revenues

Revenues for the three-month period ended March 31, 2014 were $1.2 million as compared to $1.7 million for the same period in 2013, representing a decrease of $0.5 million or 29%. The decrease was primarily due to research and development revenues that were $0.2 million for the three-month period ended March 31, 2014 as compared to $0.9 million for the corresponding period in the prior year, a decrease of $0.7 million or 78%. This decrease was due to the timing of activities of the grants. Product sales for the three-month periods ended March 31, 2014 were $0.9 million as compared to $0.8 for the same period in 2013.

Costs and Expenses

Total costs and expenses for the three-month period ended March 31, 2014 were $10.7 million, as compared to $9.9 million for the same period in 2013, representing an increase of $0.8 million or 8%. Research and development expenses for each of the three-month periods ended March 31, 2014 and 2013 were $8.1 million. Cost of goods sold was $0.1 million for both three-month periods ended March 31, 2014 and 2013, with gross profit margins for product sales of approximately 90% and 88% for the three month periods ended March 31, 2014 and 2013, respectively.

Sales and marketing expenses for both the three-month periods ended March 31, 2014 and 2013 were $0.2 million. General and administrative costs increased $0.7 million to $2.2 million or 47% for the three-month period ended March 31, 2014, from $1.5 million for the same period of 2013. This was due primarily to increased legal and professional fees ($0.5 million) and increased employee-related costs ($0.2 million).

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

Net (Loss)/Income Attributable to Immunomedics, Inc. Stockholders

Net (Loss) Attributable to Immunomedics, Inc. Stockholders for the three-month period ended March 31, 2014 was ($9.5) million or ($0.11) per share, as compared to a net income of $8.6 million or $0.11 per share, for the same period in 2013, representing a decrease of $18.1 million, or 210%. The decrease in net income attributable to Immunomedics, Inc. Stockholders over the same period in 2013 resulted primarily from the $16.7 million arbitration settlement in the previous year and the higher operating loss in the third quarter of fiscal 2014.

Nine-Month Period Ended March 31, 2014 Compared to 2013

Revenues

Revenues for the nine-month period ended March 31, 2014 were $7.9 million as compared to $3.6 million for the same period in 2013, representing an increase of $4.3 million, or 119%. License and other revenues were $4.6 million for the nine-month period ended March 31, 2014 compared to $0.1 million for the same period in the previous year. The license and other revenue in the 2014 period resulted from revenue earned upon fulfilling the Company’s obligations under the Algeta ASA Service Agreement, as amended. Product sales for the nine-month period ended March 31, 2014 were $2.4 million as compared to $2.2 million for the same period in 2013, representing an increase of $0.2 million, or 9%, as sales volume of LeukoScan in Europe has increased from the prior year. Research and development revenues for the nine-month period ended March 31, 2014 were $0.8 million as compared to $1.3 million for the previous year, representing a decrease of $0.5 million, or 38%, due to the timing of grant revenues in place during each period.

Costs and Expenses

Total costs and expenses for the nine-month period ended March 31, 2014 were $31.5 million as compared to $26.7 million for the same period in 2013, representing an increase of $4.8 million, or 18%. Research and development expenses for the nine-month period ended March 31, 2014 were $23.2 million as compared to $21.3 million for the same period in 2013, representing an increase of $1.9 million, or 9%. The increase in research and development expenses resulted primarily from the increased manufacturing costs for material used for the antibody-drug conjugates’ clinical trials and the initiation of the clivatuzumab tetraxetan Phase III clinical trial for the treatment of patients with pancreatic cancer.

Cost of goods sold for each of the nine-month periods ended March 31, 2014 and 2013 was $0.3 million. Gross profit margins were 89% and 87%, respectively, for the first nine-months of fiscal 2014 and fiscal 2013. Cost of license fee and other revenues of $1.2 million resulted from the recognition of manufacturing costs related to the Algeta service agreement which was completed during the nine-month period ended March 31, 2014. Sales and marketing expenses increased from $0.6 million for the nine-month period ended March 31, 2013 to $0.9 million for the nine-month period ended March 31, 2014. This increase was primarily due to the increased European regulatory fees required for the sale of the LeukoScan product in Europe in the current year. General and administrative costs were $6.0 million for the nine-month period ended March 31, 2014 and $4.5 million for the same period in 2013 representing an increase of $1.5 million or 33%. This increase is primarily attributable to approximately $0.9 million of increased legal and professional fees, (principally increased legal fees regarding the arbitration proceedings with Takeda-Nycomed) and $0.4 million of increased employee-related expenses.

Arbitration Settlement, net

Pursuant to the arbitration settlement on March 27, 2013, we received a settlement amount of $16.7 million, net of expenses and legal fees.

Insurance Proceeds

Insurance proceeds totaling $2.6 million were received during the nine-month period ended March 31, 2013 as a result of insurance claims for an equipment failure during the 2011 fiscal year. A cash payment for a business interruption insurance claim of $2.5 million was received in October 2012, which had resulted from the equipment failure that had limited the production of materials necessary for certain research and development product development. There was no such claim for the current year. In addition, proceeds of $0.1 million were also received in September 2012 for a property claim regarding the same equipment failure.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net Loss Attributable to Immunomedics, Inc. Stockholders for the nine-month period ended March 31, 2014 was $23.6 million or $0.28 per share, as compared to net loss of $3.7 million or $0.05 per share, for the same period in 2013, representing an increased net loss of $19.9 million. The increase in net loss attributable to Immunomedics, Inc. for the same period in 2013 resulted primarily from the $16.7 million arbitration settlement, $2.6 million insurance proceeds received during the previous year, and the $0.6 million in higher operating losses in the current period.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operations. Net cash used in operating activities for the nine-month period ended March 31, 2014 was $21.6 million compared to $0.6 million net cash provided by operating activities for the nine months ended March 31, 2013. The increase in the current fiscal year’s cash flow used in operations is primarily due to the $16.7 million proceeds from the arbitration settlement and $2.6 million in insurance proceeds received during the previous year.

Cash flows from investing. Net cash used in investing activities for the nine-months ended March 31, 2014 was $16.3 million compared to $0.3 million of net cash used in investing activities for the nine-months ended March 31, 2013. The increase in cash used in investing activities for fiscal 2014 is primarily due to $20.0 million of purchases of marketable securities in the current period, partially offset by the maturities or sales of approximately $4.1 million of these securities during fiscal year 2014.

Cash flows from financing. Net cash provided by financing activities for the nine-month period ended March 31, 2014 was $1.4 million as compared to $14.6 million for the previous year. The decrease in cash flows from financing is due to the approximately $14.8 million of cash proceeds received from the sale of 7,000,000 shares of common stock at $2.30/share in the prior fiscal period.

Working Capital and Cash Requirements

At March 31, 2014, we had working capital of $19.0 million, which was approximately $19.5 million lower than the working capital of $38.5 million at June 30, 2013. Our cash, cash equivalents and marketable securities amounted to $20.9 million at March 31, 2014 representing a decrease of $20.4 million from $41.3 million at June 30, 2013. The decreases were primarily a result of our use of $21.6 million of cash in operations.

On May 2, 2014, we announced the pricing of an underwritten public offering of 9 million shares of our common stock, offered at a price to the public of $3.35 per share. The gross proceeds from this offering to us are expected to be $30.15 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by us. We have granted the underwriters a 30-day option to purchase up to an additional 1.35 million shares of common stock. Any proceeds from the underwriters’ over-allotment will be incremental to the initial offering proceeds. The offering is expected to close on or about May 7, 2014.

We continue to actively pursue various financing alternatives through collaborative licensing and partnership agreements. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. Current cash flow requirements in fiscal year 2014 are expected to be approximately $30.0 million and we estimate that the cash flow requirements will be approximately $43.0 million in fiscal 2015.

As of March 31, 2014, we have $20.9 million of cash, cash equivalents and marketable securities. Based on our expected cash flow projections, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months, after taking into consideration the proceeds from the issuance and sale of our common stock in May 2014. The expected higher level of expenses for fiscal year 2014 and 2015 related primarily to the start of the clivatuzumab tetraxetan Phase III clinical trial for the treatment of patients with pancreatic cancer and expenses for the ongoing Antibody Drug Conjugate (ADC) programs, as well as increased legal and professional fees.

The Phase Ib clinical trial of clivatuzumab tetraxetan in patients with advanced pancreatic cancer was completed during the 2013 fiscal year. Based on the results of such trial, we decided to proceed with a Phase III clinical trial. We recognize that the completion of this trial will require additional funding. There can be no assurances that licensing arrangements or other financing will be available when needed on terms acceptable to it, if at all. If we are unable to raise capital on acceptable terms, our ability to complete the Phase III trial and continue our business would be materially and adversely affected. Furthermore, the terms of any such licensing activity, debt or equity financing may include covenants which may limit our future ability to manage the business. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

Our ability to raise capital through public and private equity or debt financings is dependent upon economic conditions that may be present at the time of these fund raising events. There can be no assurances that financing will be available when needed with acceptable terms to us, if at all. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected. Furthermore, the terms of any such debt or equity financing may include covenants which may limit our future ability to manage the business. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

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

As a result of the internal control deficiency, the Company’s accrued liabilities were overstated by an immaterial amount during each of the fiscal years 2008-2013 and as of September 30, 2013. The Company has adjusted the comparative presentation of amounts reported in the condensed consolidated interim financial statements as at for the three and nine months ended March 31, 2014 included in this Report as a correction of immaterial error.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the company’s annual or interim financial information will not be prevented or detected on a timely basis.

Based on the evaluation of our disclosure controls and procedures by the Company’s Chief Executive Officer and Chief Financial Officer and the identification of the material weakness discussed above, the Company’s disclosure controls and procedures were not effective as of June 30, 2013 and through March 31, 2014.

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

A summary of our dispute with Takeda-Nycomed follows. We do not believe the outcome of such dispute will have a material adverse effect on our business, financial condition or results of operations.

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

On October 11, 2013, Takeda and Takeda-Nycomed filed their Statement of Defense and Counterclaims alleging, among other things, that we wrongfully terminated the licensing agreement and caused Takeda and Takeda-Nycomed to suffer significant damages and delays in developing veltuzumab. We responded by filing our own Statement of Defense on November 12, 2013, denying Takeda and Takeda-Nycomed’s allegations and contesting Takeda or Takeda-Nycomed’s rights to any relief. An arbitrator was appointed later that month. On December 20, 2013 the arbitrator issued a pre-hearing scheduling and discovery in the arbitration is proceeding in accordance with that schedule. A hearing is planned for August 2014. We expect the arbitration to continue after veltuzumab has fully transitioned back to us.

Shareholder complaints:

The following is a summary of certain shareholder complaints that are outstanding:

Two separate shareholder derivative complaints have been filed against the Company. First, on March 24, 2014, a complaint styled Kops v. Goldenberg, et al., was filed in the Superior Court of New Jersey, Chancery Division, General Equity Part, Morris County. Second, on April 18, 2014, a complaint styled Breitman v. Sullivan, et al., was filed in the United States District Court for the District of New Jersey. The complaints allege, among other things, that we and certain directors and officers breached their fiduciary duties for disseminating false and misleading information relating to the termination of the Nycomed Agreement. In particular, the complaints allege that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaints allege that the breaches in fiduciary duties by the directors and officers caused damages to the Company and stockholders, including a decline in value of the Company’s common stock, increased investigatory and litigation costs, and exposure to civil liability as a result of a pending securities fraud class action suit. Plaintiffs bring the derivative actions to recover damages against the directors and officers for the benefit of the Company, and to require the Company to reform and improve its corporate governance and internal procedures. With respect to Kops, the complaint was served on April 1, 2014, and defendants are to file their answer or otherwise move by May 6, 2014. However, counsel is in the process of negotiating a proposed consent order in which plaintiff will have the option to file an amended complaint after the time has expired for an amended complaint to be filed in the putative class action, Nasyrova, as described below. The time in which defendants are to answer or file a dispositive motion is based upon the expiration of the time period for which Kops has to file an amended complaint. A proposed consent order has not yet been filed with the Court. Regarding Breitman, the complaint was served on April 29, 2014, and defendants are to file their answer or otherwise move by May 20, 2014. At this time, no extensions or stipulations have been agreed to that would alter the defendants’ time to answer. The defendants believe that the allegations in the derivative complaints are without merit and intend to defend the lawsuits vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

A putative class action lawsuit, styled Nasyrova v. Immunomedics, Inc., was filed on February 27, 2014 in the United States District Court for the District of New Jersey. The lawsuit alleges that we and certain of our current and former officers and directors failed to disclose and/or made material misstatements in the Company’s public filings relating to the termination of the Nycomed Agreement. In particular, the complaint alleges that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, we announced that the Nycomed Agreement was terminated. The lawsuit alleges that the disclosure of the termination of the agreement caused a decline in the value of our stock price. Plaintiff purports to represent purchasers of our common stock between May 9, 2013 and October 9, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On April 28, 2014, competing motions were filed for the appointment of lead plaintiff and approval of each proposed lead plaintiff’s selection of counsel. Specifically, John Neff moved to be appointed as lead plaintiff with The Rosen Law Firm, P.A. as counsel, and Marianna Nasyrova (the named plaintiff in the lawsuit) also moved to be appointed as lead plaintiff with Cohn Lifland Pearlman Herrmann & Knopf LLP as counsel. The motions are returnable on June 2, 2014. Furthermore, on April 29, 2014, the Court entered a Stipulation and Order Extending Time to Respond to the Complaint (the “Stipulation”). The Stipulation provides that (i) within 45 days after the appointment of lead counsel, plaintiff has the option to file a consolidated or amended complaint, or designate the complaint already filed as the operative complaint; and (ii) after the designation is made, or a consolidated or amended complaint is filed, defendants thereafter have 45 days to answer or file a dispositive motion. The defendants believe that the allegations in the class action complaint are without merit and intend to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

From time to time, we are a party to litigation in the ordinary course of our business and may become a party to additional litigation in the future. We do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition, results of operations or cash flows.

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

We have incurred significant operating losses since our formation in 1982. As of March 31, 2014, we had an accumulated deficit of approximately $249.6 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our existing licensing agreement with UCB. The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our business operations or related cash flows. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging product. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic product and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. Although we may have net income from time to time based on the timing and amount of proceeds received under collaborative agreements, we expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

Our clinical trials may not adequately show that our drugs are safe or effective.

Progression of our drug products through the clinical development process is dependent upon our trials indicating our drugs have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the trial protocols. Failure to achieve either of these could result in delays in our trials or require the performance of additional unplanned trials. This could result in delays in the development of our product candidates and could result in significant unexpected costs or the termination of programs.

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

We are actively pursuing various financing alternatives through collaborative licensing and partnership agreements. We continue to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of proprietary technologies. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. If we are unable to raise additional funding through licensing and/or partnership agreements, we will need to pursue other forms of financing including equity or debt financings. Current cash flow requirements in fiscal year 2014 are expected to be approximately $30.0 million and increase to approximately $43.0 million in fiscal 2015.

As of March 31, 2014, we have $20.9 million of cash, cash equivalents and marketable securities. Based on our expected cash flow projections, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months, after taking into consideration the proceeds from the issuance and sale of our common stock announced on May 2, 2014. Our estimated increased expenses for fiscal year 2014 and 2015 related primarily to expenses related to the clivatuzumab tetraxetan Phase III clinical trial for the treatment of patients with pancreatic cancer and expenses for the ongoing Antibody Drug Conjugate (ADC) programs, as well as increased legal and professional fees.

We plan to continue pursuing sources of financing including, potential payments from partners, licensing arrangements or other financing sources.

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

We have licensed the exclusive worldwide rights for the treatment of non-cancer indications to one of our most advanced therapeutic compounds, epratuzumab to UCB. As a result, UCB is solely responsible, and we are depending upon them, for completing the clinical development of these compounds, obtaining all necessary regulatory approvals, and then commercializing and manufacturing the compounds for sale. If they do not fully perform their responsibilities under our agreements, or if the clinical trials to be conducted are not initiated, are unsuccessful or are terminated by them for any other reason, our ability to commercialize this product candidate in the future, as well as other product candidates we have in development which are closely related to them, would be severely jeopardized. In such event, it is likely we would never receive any additional milestone payments or royalties that we are eligible to receive under our agreement with UCB, and our ability to fund the development and testing of our other product candidates would be adversely affected.

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

The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology and autoimmune disease products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Biogen Idec, Roche, GlaxoSmithKline, Seattle Genetics, ImmunoGen, Merck Serono, Genmab, Amgen, Bristol-Myers Squibb, Bayer Healthcare Pharmaceuticals, Pfizer, AstraZeneca and Eli Lilly, are engaged in the development of therapeutic autoimmune and oncology products. For example, Human Genome Sciences, a wholly owned subsidiary of GlaxoSmithKline, has received approval from the FDA for belimumab, their human monoclonal antibody against B-lymphocyte stimulator, or BlyS, for the therapy of patients with systemic lupus erythematosus. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology and autoimmune disease products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies.

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

The use of our compounds in clinical trials and any future sale exposes us to liability claims that could be substantial. These claims might be made directly by healthcare providers, medical personnel, patients, consumers, pharmaceutical companies, and others selling or distributing our compounds. While we currently have product liability insurance that we consider adequate for our current needs, we may not be able to continue to obtain comparable insurance in the future at an acceptable cost, if at all. If for any reason we cannot maintain our existing or comparable liability insurance, our ability to clinically test and market products could be significantly impaired. Moreover, the amount and scope of our insurance coverage, as well as the indemnification arrangements with third parties upon which we rely, may be inadequate to protect us in the event of a successful product liability claim. Any successful claim in excess of our insurance coverage could materially and adversely affect our financial condition and operating results.

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

During the last few years, we have generated revenues from awards made to us by the National Institutes of Health and the Department of Defense to partially fund some of our programs. We cannot rely on grants or additional contracts as a continuing source of funds. Funds available under these grants and contracts must be applied by us toward the research and development programs specified by the government rather than for all our programs generally. The government’s obligation to make payments under these grants and contracts is subject to appropriation by the U.S. Congress for funding in each year. It is possible that Congress or the government agencies that administer these government research programs will continue to scale back these programs or terminate them due to their own budgetary constraints, as they have recently been doing. Additionally, these grants and research contracts are subject to adjustment based upon the results of periodic audits performed on behalf of the granting authority. Consequently, the government may not award grants or research contracts to us in the future, and any amounts that we derive from existing awards may be less than those received to date. In those circumstances, we would need to provide funding on our own, obtain other funding, or scale back or terminate the affected program. In particular, we cannot assure you that any currently-contemplated or future efforts to obtain funding for our product candidate programs through government grants or contracts will be successful, or that any such arrangements which we do conclude will supply us with sufficient funds to complete our development programs without providing additional funding on our own or obtaining other funding.

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

In the past, following periods of volatility in the market prices of the securities of companies in our industry, securities class action litigation has often been instituted against those companies. If we face such litigation in the future, it would result in substantial costs and a diversion of management’s attention and resources, which could negatively impact our business. For example, as described above, two separate shareholder derivative complaints have been filed against the Company. First, on March 24, 2014 a complaint styled Kops v. Goldenberg, et al., was filed in the Superior Court of New Jersey, Chancery Division, General Equity Part, Morris County. Second, on April 8, 2014, a complaint styled Breitman v. Sullivan, et al., was filed in the United States District Court for the District of New Jersey. In addition, a putative class action lawsuit, styled Nasyrova v. Immunomedics, Inc., was filed on February 27, 2014 in the United States District Court for the District of New Jersey. All three complaints are based on the allegation that we and certain of our current and former officers and directors failed to disclose and/or made material misstatements in the Company’s public filings relating to the termination of the Nycomed Agreement. There can be no assurance that such litigation will be resolved in our favor, and we might be required to devote significant resources and management time defending the company from these claims, which could adversely affect our business, financial condition and results of operations.

At May 6, 2014, we had 83,506,808 shares of common stock outstanding, 6,358,212 additional shares reserved for the exercise of outstanding options and restricted stock units 3,608,219 shares available for future grant under our stock option plan and 1,000,000 shares of common stock reserved for issuance upon the exercise of outstanding warrants.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of March 31, 2014, Dr. David M. Goldenberg, our Chairman, Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 10% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

IMMUNOMEDICS, INC.

May 7, 2014	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2014	By:	/s/ Peter P. Pfreundschuh
Peter P. Pfreundschuh
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Change in Control and Severance Agreement, dated March 4, 2014, by and between the Company and Peter P. Pfreundschuh (incorporated by reference to the Current Report filed on March 7, 2014).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.