Form 10-K
period 2014-06-30
IMMUNOMEDICS INC
filed 2014-08-25
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014.

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of December 31, 2013 was $4.60. The number of shares of the registrant’s common stock outstanding as of August 22, 2014 was 93,114,986.

Documents Incorporated by Reference:

Certain information required in Part III of this Annual Report on Form 10-K will be set forth in, and incorporated from the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2014.

In this Form 10-K, we use the words “Immunomedics, Inc.” to refer to Immunomedics, Inc., a Delaware corporation, and we use the words “Company,” “Immunomedics,” “Immunomedics, Inc.,” “we,” “us” and “our” to refer to Immunomedics, Inc. and its subsidiaries.

PART I

Item 1.	Business

Overview

Immunomedics is a clinical-stage biopharmaceutical company developing monoclonal antibody-based products for the targeted treatment of cancer, autoimmune disorders and other serious diseases. Our advanced proprietary technologies allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins. Using these technologies, we have built a pipeline of nine clinical-stage product candidates. We have an ongoing collaboration with UCB, S.A., (“UCB”), to whom we licensed epratuzumab for the treatment of all non-cancer indications worldwide. UCB expects Phase 3 data in systemic lupus erythematosus, (“SLE”), in the first half of calendar year 2015. We are exploring epratuzumab in oncology in collaboration with independent cancer study groups. Our most advanced product candidate, to which we retain worldwide rights for all indications, is 90Y-clivatuzumab tetraxetan. We initiated a Phase 3 registration trial in January 2014 in patients with advanced pancreatic cancer. We expect topline data in the first quarter of calendar year 2016.

Our portfolio of wholly-owned product candidates also includes antibody-drug conjugates (“ADCs”) that are designed to deliver a specific payload of a chemotherapeutic directly to the tumor while reducing overall toxic effects that are usually found with conventional administration of these chemotherapy agents. Our most advanced ADCs are IMMU-132 and IMMU-130, which are in Phase 2 trials for a number of solid tumors and metastatic colorectal cancer (“mCRC”), respectively. We recently presented updated data for both programs at the 2014 Annual Meeting of the American Society of Clinical Oncology (“ASCO”) demonstrating a high therapeutic index for both agents. These two ADCs facilitate targeted delivery of SN-38, the active metabolite of irinotecan, an effective, yet toxic chemotherapeutic, directly to tumor cells. While IMMU-132 and IMMU-130 are circulating in the blood stream, our novel and proprietary ADC linking system keeps SN-38 conjugated to the antibody and in an inactive form, thereby reducing toxicity to normal tissues. The clinical safety and efficacy results obtained with IMMU-132 and IMMU-130 suggest that this half-life is long enough for the ADCs to reach their targets on the surface of tumor cells, without causing significant harm to the rest of the body. More importantly, the pH-sensitive nature of the linker allows the continuous release of SN-38 from the tumor-bound ADCs, regardless of whether the ADC is internalized or remains on the surface of the tumor cell and without the requirement of an enzyme, leading to a locally enhanced concentration of SN-38 within or near the tumor. We believe this selective delivery enhances SN-38’s bioavailability at the tumor, which may improve efficacy while also reducing toxicity.

We also have a number of other product candidates that target solid tumors and hematologic malignancies, as well as other diseases, in various stages of clinical and pre-clinical development. These include bispecific antibodies targeting cancers and infectious diseases as a T-cell redirecting immunotherapy, as well as bispecific antibodies for next-generation cancer and autoimmune disease therapies, created using our patented DOCK-AND-LOCK™ (“DNL™”) protein conjugation technology. The following discussion is a brief summary of our principal research and development programs as of August 9, 2014.

Broad Pipeline of Late-Stage Antibody-Based Therapies

Upcoming Milestones

Our foremost clinical goals for fiscal year 2015 are the following:

1.	UCB expected to report top-line results from Phase 3 EMBODY™ studies with epratuzumab in patients with moderate or severe SLE;

2.	Complete Phase 2 clinical trials with the two solid-tumor ADCs:

a.	IMMU-132 in solid cancers;

b.	IMMU-130 in mCRC;

3.	Continue patient enrollment into the Phase 3 PANCRIT-1 trial with [90]Y-clivatuzumab tetraxetan in patients with pancreatic cancer;

4.	Continue enrolling patients into the National Cancer Institute (NCI)-funded Phase 2 trial of [90]Y-epratuzumab tetraxetan combined with veltuzumab in aggressive non-Hodgkin lymphoma (NHL);

5.	Continue enrolling patients into the Phase 1 study of milatuzumab for prevention of acute graft-versus-host disease following stem cell transplant in patients with hematologic malignancies;

6.	Continue enrolling patients into the Phase 1 study with IMMU-114, a humanized anti-HLA-DR antibody, as a monotherapy for NHL and chronic lymphocytic leukemia (CLL);

7.	Launch a new Phase 1 study with subcutaneously-administered milatuzumab in SLE (funded by the United States Department of Defense).

Our Clinical Programs

We believe that each of our antibodies has therapeutic potential either when administered as a naked antibody or when conjugated with therapeutic radioisotopes (radiolabeled), chemotherapeutics, cytokines or other toxins to create unique and potentially more effective treatment options. The attachment of various compounds to antibodies is intended to allow the delivery of these therapeutic agents to tumor sites with better specificity than conventional radiation therapy or chemotherapy approaches. This treatment method is designed to reduce the total exposure of the patient to the therapeutic agents, which ideally minimizes debilitating side effects. We are currently focusing our efforts on unlabeled, or “naked” antibodies and antibodies conjugated with drugs, cytokines, or toxins, and on the use of radioisotopes, such as such as yttrium-90 (90Y).

Epratuzumab

Our most advanced therapeutic product candidate, epratuzumab, is a humanized antibody which targets CD22, an antigen found on the surface of B-lymphocytes, a type of white blood cell critical to proper immune system function. Elevated expression of CD22 and other B-cell receptor - associated (BCR) proteins on B-lymphocytes has been associated with SLE, chronic autoimmune diseases and also with certain cancers. Current therapies for SLE seek to minimize CD22 expression by destroying B-cells, compromising the immune system. Epratuzumab, on the other hand, transfers these BCR-proteins to helper cells called effector cells in order to reduce B-cell destruction and epratuzumab’s impact on the immune system. We believe epratuzumab is the only antibody in development targeting the reduction of these proteins without severely depleting B-cells through a process known as trogocytosis. As noted above, we have licensed epratuzumab to UCB for the treatment of all non-cancer indications worldwide. We have retained the rights to epratuzumab in oncology and continue to develop this product candidate in oncology indications, namely in NHL, and acute lymphoblastic leukemia, (“ALL”), in cooperation with study groups in the U.S. and Europe.

Our partner, UCB, is currently evaluating epratuzumab in two Phase 3 clinical trials in SLE. There is currently no cure for lupus and treatment options are limited; belimumab is the only new drug to have gained U.S. approval for SLE in the last 50 years. Moderate to severe SLE is chronic and potentially fatal, affecting approximately 300,000 people in the U.S. and in the EU. This autoimmune disease is characterized by a variable and unpredictable course and has the potential to affect any part of the body including organs, skin, joints, blood vessels and nervous system. In December 2010, UCB launched the two Phase 3 EMBODY™ studies based on encouraging results from a Phase 2b study, in which patients treated with epratuzumab reported higher response rates than the placebo patients. Some of the differences in response rates were observed as early as eight weeks after treatment, with further improvement at week 12. In addition, results from an open-label extension arm of the trial showed that continued cycles of epratuzumab therapy maintained improvements or further reduced the lupus disease activity of patients. Furthermore, in some patients, there was a reduction in corticosteroid doses, and no new safety concerns were identified. Patients also reported clinically meaningful improvements in health-related quality of life. UCB has indicated they expect top-line data from these Phase 3 trials during our 2015 fiscal year.

Yttrium-90-Labeled Clivatuzumab Tetraxetan

90Y-clivatuzumab tetraxetan is our therapeutic product candidate for patients with pancreatic cancer. This product candidate utilizes radioimmunotherapy, which combines the targeting power of monoclonal antibodies with the cell-damaging ability of localized radiation. When infused into a patient, these radiation-carrying antibodies circulate in the body until they locate and bind to the surface of specific cancer cells and then deliver their cytotoxic radiation directly to the cells. Due to its selectivity, we believe that radioimmunotherapy may have fewer side effects than chemotherapy or conventional radiation therapy.

We have begun patient enrollment into our Phase 3 registration study (PANcreatic Cancer RadioImmunotherapy Trial-1: PANCRIT-1) in patients with metastatic pancreatic cancer who have received at least two prior therapies, one of which must have been a gemcitabine-containing regimen. The study is evaluating the safety and overall survival of clivatuzumab tetraxetan labeled with 90Y plus gemcitabine and best supportive care compared to placebo plus gemcitabine and best supportive care. Clivatuzumab tetraxetan is the conjugation of hPAM4, an antibody that targets a mucin antigen found on pancreatic cancer cells, with a linker that can be easily radiolabeled with Y-90 and other radioisotopes.

Antibody-Drug Conjugates (ADCs)

The targeted delivery of drug by an antibody is an exciting approach in cancer treatment that has gained significant interest over the past few years. We believe our ADC programs differ from those of other companies, because we do not use supertoxic drugs, such as calicheamicin. Instead, we specifically look for moderately-toxic drugs, such as SN-38 and doxorubicin. We believe the use of a less-toxic drug, conjugated to the appropriate tumor-targeting antibody, will permit greater delivery of the drug over repeated cycles of therapy, thereby improving the therapeutic index, which is the ratio of efficacy to toxicity.

We have three product candidates from our proprietary ADC program that are in clinical development, two of which focus on the treatment of patients with metastatic solid tumors. The first ADC program, IMMU-132, is an anti-TROP-2-SN-38 ADC currently being evaluated in patients with a variety of solid tumors. IMMU-130 is an anti-CEACAM5-SN-38 ADC currently in development for the treatment of metastatic colorectal cancer (mCRC). Additionally, milatuzumab conjugated with the chemotherapeutic doxorubicin is in dose-escalation studies in patients with multiple myeloma, NHL or CLL.

IMMU-132

IMMU-132 is an ADC that contains SN-38, the active metabolite of irinotecan, approved by many Health Authorities including the U.S. Food and Drug Administration (“FDA”) as a chemotherapeutic for patients with cancer. SN-38 cannot be given directly to patients because of its toxicity and poor solubility. IMMU-132 was created at Immunomedics by conjugating SN-38 to hRS7, our anti-TROP-2 antibody. TROP-2 is a cell-surface receptor that while over-expressed by many human tumors, including cancers of the breast, colon and lung, has limited expression in normal human tissues. hRS7 internalizes into cancer cells following binding to TROP-2, making it a suitable candidate for the delivery of cytotoxic drugs.

IMMU-132 has received orphan drug designation from the FDA for the treatment of patients with small cell lung cancer (“SCLC”) or pancreatic cancer. In addition to SCLC and pancreatic cancer, IMMU-132 is currently in Phase 2 clinical development focusing on select types of solid cancers including triple-negative breast cancer and colorectal cancer. Results from this multicenter study, as well as initial data from the expansion phase of the trial, were presented at the 2014 Annual Meeting of American Society of Clinical Oncology.

Overall, 71% of patients (34 of 48) with diverse metastatic solid cancers had durable disease stabilization after receiving treatments with IMMU-132. These include seven patients (15%) with colorectal, small-cell and non-small-cell lung, esophageal, or triple-negative breast cancers showing partial responses with tumor shrinkage of 30% or more as measured by computed tomography (“CT”).

Even after failing multiple prior therapies, a median time to progression of at least 12.6 weeks (range 6.0-51.4 weeks) was observed in 48 patients with at least one CT assessment. One patient with hormone-refractive prostate cancer has a long-term, durable stable disease response, which is approaching a year. This patient has received 30 doses of IMMU-132 and treatment is continuing. Despite repeated dosing, no antibodies against the ADC, neither to the antibody nor to SN-38, have been detected in this or any of the other patients in the study.

IMMU-130

Our second investigational solid-tumor ADC involves our labetuzumab antibody, anti-CEACAM5, conjugated to SN-38. The agent is currently being studied in patients with mCRC who had received at least one prior irinotecan-containing regimen and had an elevated blood titer of carcinoembryonic antigen (“CEA”). Several dosing schedules were evaluated in three Phase 1 studies. IMMU-130 showed therapeutic activity in all three trials, but a more frequent dosing schedule, with administrations of IMMU-130 once or twice-weekly for two weeks followed by a week off, appeared to be more active in patients with mCRC than when administered every other week.

With every-other-week dosing, of the 12 assessable patients, there was one partial response, while four other patients had stable disease as best response, resulting in a 42% rate of disease control. The partial responder tolerated a total of 18 doses at 16 mg/kg and showed a 40.6% decrease in the liver and lung target lesions measured by CT, with disease shrinkage observed over a period of about nine months.

For the once- or twice-weekly dosing regimen, a total of 21 patients with mCRC have been enrolled. Treatment responses from 14 patients with at least one CT showed that 10 of 14 patients (71%) responded to IMMU-130. These patients had a median of 4.5 prior therapies (range 1 - 11), one of which must have been an irinotecan-containing regimen. Median time to progression for all 14 patients was at least 15.0 weeks (range 5.9 - >41.1 weeks), with one patient showing an 84% tumor shrinkage and an ongoing duration of partial response of more than seven months. This patient continues to receive treatment and has received a total of 42 doses of the ADC thus far. However, to date, retreated patients have not shown an immune response to the ADC.

The frequent dosing of IMMU-130 appears to be well tolerated by patients, with transient and reversible neutropenia, and manageable diarrhea the major side effects, which were mild and irregular.

Early-Stage Programs

We have additional potential products for the treatment of cancer and autoimmune diseases including veltuzumab, our anti-CD20 antibody, and milatuzumab, our anti-CD74 antibody. Veltuzumab is being evaluated in an NCI-funded Phase 2 study in combination with 90Y-epratuzumab tetraxetan in patients with aggressive NHL. Milatuzumab is being developed for the treatment of graft-versus-host disease and has also received a Department of Defense grant for a clinical study in patients with lupus. In addition, milatuzumab conjugated with doxorubicin is in a Phase 1 dose-escalation trial in patients with relapsed NHL or CLL. Other programs include IMMU-114, a humanized anti-HLA-DR antibody being investigated as a monotherapy for NHL and CLL.

Veltuzumab

Veltuzumab is a humanized monoclonal antibody targeting CD20 receptors on B lymphocytes currently under development for the treatment of NHL and autoimmune diseases. In autoimmune diseases, we are studying the subcutaneous formulation of veltuzumab in patients with immune thrombocytopenia (ITP). The Phase 1/2 trial was designed to evaluate different dosing schedules and has completed patient enrollment. Results from the Phase 1 portion of this study have been published. Final results were presented at the 2013 American Society of Hematology Annual Meeting.

In oncology, the subcutaneous veltuzumab trial in patients with NHL has been completed and the results have been published. For CLL, after amending the protocol to evaluate a different dosing schedule, the study is now completed. Results from 18 assessable patients with CLL were presented in an oral presentation at the 2012 American Society of Hematology Annual Meeting. In addition, a Phase 1/2 clinical trial, funded by a grant from the NCI, is investigating the combination of veltuzumab with yttrium-90-labeled epratuzumab tetraxetan in patients with aggressive NHL.

Milatuzumab

Milatuzumab is a humanized monoclonal antibody targeting tumors that express the CD74 antigen, which is present on a variety of hematological tumors and even on some solid cancers, with restricted expression by normal tissues. It has received orphan drug designation from the Food and Drug Administration for the treatment of patients with multiple myeloma or CLL. Milatuzumab is the first anti-CD74 antibody that has entered into human testing and we have completed initial Phase 1studies in patients with relapsed multiple myeloma, NHL or CLL.

In addition, we have received a Department of Defense grant for a clinical study of milatuzumab in patients with SLE. The anti-CD74 antibody is also being developed for the treatment of graft-versus-host disease.

Our interest in pursuing milatuzumab in immune diseases is driven by the observations that implicated CD74 in antigen presentation – particularly by dendritic and other immune cells – and as a survival factor for rapidly proliferating malignant cells. Recent findings have determined that CD74 is a receptor for the pro-inflammatory chemokine, macrophage migration-inhibitory factor, and that binding of the factor to CD74 initiates a signaling cascade resulting in proliferation and survival of normal and malignant B cells, such as in CLL. Migration-inhibitory factor is widely expressed by immune cells, particularly macrophages, and is known to play a role in autoimmune disease. Thus, we believe that milatuzumab, by blocking the function of CD74, could be useful in the management of immune diseases either alone or in combination with other agents – including other B-cell antibodies such as epratuzumab and veltuzumab.

We believe that data from our preclinical studies indicate that milatuzumab may have the potential to prevent acute graft-versus-host disease, which is a major and sometimes lethal complication for lymphoma and leukemia patients undergoing allogeneic hematopoietic stem-cell transplantation.

Yttrium-90-Labeled Epratuzumab Tetraxetan

90Y-epratuzumab tetraxetan is our radiolabeled CD22 antibody product candidate for patients with NHL. The radiolabeled antibody is currently being investigated in a Phase 1/2 clinical trial supported by the NCI Small Business Innovation Research grant program, for the therapy of patients with aggressive NHL, in combination with veltuzumab.

Milatuzumab-Doxorubicin

Milatuzumab conjugated with doxorubicin is our first clinically-evaluated agent from our ADC program. The scientific rationale for developing this agent is based on our understanding of the function and properties of CD74. When milatuzumab binds to CD74, it internalizes rapidly, which we believe makes it an ideal target for selectively delivering a high concentration of doxorubicin inside the cancer cells.

Another aspect that differentiates our ADC programs is the chemistry of our linker that attaches the drug to the antibody. The technology utilizes a pH-sensitive linker, which allows the rapid detachment of the drug once the ADC enters the acidic environment of the tumor cells. In the case of our milatuzumab-doxorubicin conjugate, the rapid internalization into target cells results in the catabolism of ~10 million molecules per cell per day, of the drug. Therefore, this ADC delivers a high concentration of the intact drug after intracellular release of the drug from the antibody.

Consequently, we believe that drugs delivered by milatuzumab do not have to be supertoxic, because the shuttle mechanism of CD74 loads the target cell with multiple copies of the drug. Furthermore, CD74 is involved in a cell-to-cell communication pathway that is critical for survival. When CD74 is blocked by milatuzumab, it can lead to cell death, or apoptosis. Thus, we believe the therapeutic efficacy of milatuzumab-doxorubicin may be the combined cytotoxic effects of both the antibody and the drug.

IMMU-114

IMMU-114 is a novel humanized antibody directed against an immune response target, HLA-DR, for the treatment of patients with B-cell cancers. HLA-DR is a receptor located on the cell surface whose role is to present foreign objects to the immune system for the purpose of eliciting an immune response. Increased presence of HLA-DR in hematologic cancers has made it a prime target for antibody therapy.

Although other anti-HLA-DR antibodies have been developed, IMMU-114 is distinguished by having a different immunoglobulin class, IgG4, which does not function by the usual effector-cell activities of antibodies, such as complement-dependent cytotoxicity (CDC) and antibody-dependent cellular cytotoxicity (ADCC). As a result, IMMU-114 does not rely on an intact immune system in the patient to kill tumor cells. Furthermore, because ADCC and CDC are believed to play a major role in causing the side effects of antibody therapy, we expect IMMU-114 to be less toxic to patients.

By targeting HLA-DR, a receptor that is different from the antigen targeted by rituximab or other antibodies in development for NHL and other B-cell malignancies, IMMU-114 may represent a new tool in the arsenal to combat these cancers.

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

Our Research Programs

In our drive to improve targeted therapies of diseases, we have assembled significant expertise in antibody engineering, particularly proprietary CDR-grafting methods, antibody production and formulation, immunochemistry, molecular biology, antibody conjugation, peptide chemistry, synthetic organic chemistry, and protein engineering.

Beginning with our unique grafting technique to produce humanized antibodies, our antibody humanization platform has produced a diverse portfolio of therapeutic agents that are in multiple stages of clinical trials for the therapy of cancer and autoimmune diseases, as detailed above. These humanized antibodies are well tolerated and also have a low incidence of immunogenicity.

With the successful humanized antibody platform as a foundation, we have built a robust ADC program using our own proprietary ADC linker technology. Linking a drug directly to a targeting agent such as an antibody is but one way of drug delivery. Together with our majority-owned subsidiary, IBC Pharmaceuticals, Inc. (“IBC”), we have also pioneered a novel delivery method called pretargeting, in which the therapeutic agent and the antibody are administered to the patient in two separate steps. This delivery method has been shown in preclinical studies to produce very high tumor/normal tissue ratios of uptake. More importantly, with pretargeting, we believe we can apply both imaging and therapy in the same patient, first to qualify the patient for our targeted therapy, and then to monitor the patient’s response and progress. We believe strongly that pretargeting has the potential to bring us closer to personalized medicine.

Pretargeting requires the use of bispecific antibodies that recognize two targets. These antibodies are produced by our new protein engineering platform technology called DOCK-AND-LOCK™ (“DNL™”) that combines conjugation chemistry and genetic engineering. Finally, we have invented a novel and facile method of labeling peptides with fluorine-18 (F-18) for use in the imaging of diseases using position-emission tomography (“PET”), and are working toward developing a single-vial kit that can be validated for commercial use.

ADC Linker Technology

We have developed a novel ADC platform using our proprietary linker, CL2A, which was designed with targeted delivery of SN-38 in mind. SN-38 is about 3 orders of magnitude more potent than irinotecan, its parent drug, but it cannot be administered systemically to patients because of its poor solubility and toxicity. The linker, CL2A, allows us to produce SN-38 conjugates that are soluble in water with excellent yields, as well as preservation of antibody binding and drug activity.

CL2A contains an antibody coupling group on one end and a chemical group on the other for binding with a drug. We have also added a short polyethylene glycol to improve the solubility of CL2A. Furthermore, because SN-38 can be converted from its active lactone form to the inactive carboxylate form, CL2A was designed to attach close to the lactone ring to prevent it from opening up, thereby maintaining the activity of SN-38. Another key feature of our ADC platform is that the linkage between CL2A and SN-38 is sensitive to both acidic and alkaline conditions and will allow the detachment of SN-38 at a rate of about 50% per day in vivo.

What differentiates our ADC platform from other companies is the high drug-to-antibody ratio of about seven molecules of drug per antibody. That is to say, when our ADCs bind to their targets on cancer cells, they are delivering up to seven molecules of SN-38 per antibody molecule into the blood or at the vicinity of the tumor, which may explain why our ADCs deliver more than 120-times the amount of SN-38 to the tumor when studied in an animal model, as compared to when irinotecan, the parent compound, is given. We can deliver this drug concentration because our drug is not supertoxic, thus permitting us to give higher antibody doses, in repeated therapy cycles, that we believe provide a better therapeutic index.

Pretargeting

Our majority-owned subsidiary, IBC Pharmaceuticals, Inc. has been working on the development of novel cancer therapeutics, including radioimmunotherapeutics, using patented pretargeting technologies with proprietary, bispecific antibodies. They include tumor-targeting antibodies with multiple binding-arms and new carrier peptides that allow attachment of different kinds of therapeutic and diagnostic isotopes.

One of the new bispecific antibodies is TF2. It specifically targets CEA (specifically CEACAM5) expressed in many human cancers, including colorectal cancer. Unlike conventional antibodies which can only attach to the receptor, TF2 has been modified to contain an additional binding site that recognizes a radioisotope-carrying peptide. This allows the separate administration of TF2 before the delivery of radioisotope, a concept known as pretargeting.

TF2 is currently being studied in three investigator-sponsored clinical trials in France for pretargeted radioimmunotherapy of patients with CEA-expressing small-cell lung cancer and for pretargeted immunoPET imaging of patients with breast or medullary thyroid cancer.

The ultimate goal of IBC is to offer cancer patients a more individualized treatment by combining improved molecular imaging with targeted therapy. Demonstrated tumor localization in imaging studies may predict a more appropriate group of patients that would respond to the subsequent therapy (personalized medicine).

DOCK-AND-LOCK™ Platform Technology

Together with IBC, we have developed a platform technology, called the DOCK-AND-LOCK™ method, which has the potential for making a considerable number of bioactive molecules of increasing complexity. DNL™ utilizes the natural interaction between two human proteins, cyclic AMP-dependent protein kinase (“PKA”), and A-kinase anchoring proteins (“AKAPs”). The region that is involved in such interaction for PKA is called the dimerization and docking domain, (“DDD”), which always is produced in pairs. Its binding partner in AKAPs is the anchoring domain (“AD”). When mixed together, DDD and AD will bind with each other spontaneously to form a binary complex, a process termed docking. Once “docked,” certain amino acid residues incorporated into DDD and AD will react with each other to “lock” them into a stably-tethered structure. The outcome of the DNL™ method is the exclusive generation of a stable complex, in a quantitative manner that retains the full biological activities of its individual components.

DNL™ combines conjugation chemistry and genetic engineering to enable the creation of novel human therapeutics, and the potential construction of improved recombinant products over those currently on the market. Diverse drugs, chemical polymers, proteins, peptides, and nucleic acids are among suitable components that can be linked to either DDD or AD. Since the invention of DNL™, we have created multivalent, mono- or multi-specific antibodies; DNL-PEGylated cytokines; and cytokine-antibody conjugates.

An immunocytokine, named 20-2b, comprising veltuzumab and four copies of interferon-alpha (IFNa) was developed using DNL™. 20-2b potently kills NHL cells in vitro and has exhibited in-vivo activity in human NHL xenograft animal models. This novel immunocytokine is being developed as a biologic therapeutic agent for NHL with funding of a Phase II Small Business Innovation Research grant from the NCI.

DNL™ is also being used particularly to make bispecific antibodies targeting cancers and infectious diseases as a T-cell redirecting immunotherapy. This is one of several new methods of cancer immunotherapy being studied both clinically and preclinically. In contrast to hematological tumors, little progress has been made in this approach to treat the more challenging solid cancers, including pancreatic and gastric cancers, two malignancies with very high rates of mortality.

We are developing a novel investigational T-cell redirecting bispecific antibody, (E1)-3s, created using DNL™ for the potential treatment of pancreatic and gastric cancers. These and various other solid cancers express high-levels of TROP-2, a target recognized by the bispecific (E1)-3s, which also binds to the CD3 antigen on T cells. (E1)-3s effectively induced a potent and specific T-cell-mediated killing of human pancreatic and gastric cancer cell lines. Furthermore, in animal models of human pancreatic or gastric cancer, treatment with (E1)-3s significantly inhibited tumor growth, which resulted in improved survival compared with the control groups. Adding interferon-a enhanced the tumor-growth-inhibition activity of (E1)-3s.

As with all candidate therapeutic molecules developed by us, the safety and potential efficacy cannot be predicted until sufficient trials in humans have been conducted.

Peptides and F-18 Labeling

Since the pretargeting methods jointly developed with IBC are producing very high tumor/normal tissue ratios, we have been working on developing a facile method for the radiolabeling of peptides with F-18 via a conjugate with aluminum or other metals.

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

The method has since been successfully applied to a bispecific antibody pretargeting study in animals injected with human colon cancer cells. Moreover, F-18-labeled peptides were shown to be stable enough to produce exceptional PET images of receptor-expressing tumors in animals by labeling of specific peptides binding such receptors. Scientists at the National Institutes of Health and outside third parties have also successfully applied the new F-18 labeling method for the PET imaging of tumor angiogenesis in mice, angiogenesis imaging in a myocardial infarction/reperfusion animal model, hypoxia imaging, and the imaging of growth factor receptors in animal models of gastrointestinal and ovarian cancers.

PET is one of the most prominent imaging tools in diagnostic medicine. F-18 is a positron-emitting radioisotope usually given to patients as F-18 fluoro-2-deoxyglucose (F-18 FDG), a sugar analog. Increased glucose metabolism, which leads to higher uptake of F-18 FDG, is the premise of F-18 FDG PET imaging. F-18 FDG is the most widely used radiopharmaceutical in PET to determine abnormal glucose metabolism. In the U.S., F-18 FDG has been approved for use in detecting certain tumors, coronary artery disease, and epilepsy. However, F-18 FDG uptake is also enhanced during inflammatory processes and in rapidly-proliferating normal cells (such as bone marrow), which may lead to false-positive results and lower specificity.

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

The kit, which contains aluminum, a radioprotectant, a non-volatile buffer, and a bulking agent, was able to F-18-label a peptide with approximately 70% yield under non-optimized condition using a semi-automated machine. With a fully automated microfluidics machine, the reaction time was reduced to 1.5 minutes. More importantly, F-18-labeled peptide was produced in amounts that are in the range of a single-patient dose. We are also pursuing the commercial development of radiopharmacy manufacturing to prepare multi-dose 18F labeled peptides and proteins based on the new labeling method through a corporate partnership.

In related work, similar synthetic methods have also been used to prepare peptides that can be radiolabeled with technetium-99m, gallium-68, indium-111, lutetium-177, and yttrium-90, which are being applied to the bispecific pretargeting technology that is being developed through IBC.

Research and Development Expense

We have historically invested heavily in our research and development programs, spending approximately $33.7 million for these programs during the fiscal year ended June 30, 2014, $28.4 million for these programs during the fiscal year ended 2013 and $24.3 million for these programs during the fiscal year ended June 30, 2012. The expense increase during the 2014 fiscal year resulted primarily from higher spending for clinical trials, particularly for the pancreatic cancer and the ADC clinical trials. The expense decrease during the 2013 fiscal year resulted primarily from lower spending for clinical trials, partially offset by higher external services.

Patents and Proprietary Rights

Our Patents

We have accumulated a sizeable portfolio of patents and patent applications in the course of our research, which we believe constitutes a very valuable business asset. The major patents relate primarily to our therapeutic product candidates as well as our technologies and other discoveries for which no product candidate has yet been identified. As of August 7, 2014, our portfolio included 253 active U.S. patents. In addition, as of such date the portfolio included more than 400 foreign patents, with a number of U.S. and foreign patent applications pending.

The chart below highlights our material patents and product groups as of June 30, 2014, the major jurisdictions, and relevant expiration periods. Additional patents have been filed to extend the patent life on some of these products, but there can be no assurance that these will be issued as filed.

Program & Product Group	Description/Targeted Antigen	Patent Expiration	Major Jurisdictions
CD22 Program – Epratuzumab	Unlabeled Antibody CD22	2014 – 2020	U.S., Europe, Japan

CD20 Program – Veltuzumab	Unlabeled Antibody CD20	2023 – 2029	U.S., Europe, Japan

PAM4 Program – Y-90 Clivatuzumab Tetraxetan	Y-90 Labeled Antibody PAM4	2023 – 2024	U.S., Europe, Japan

CD74 Program – Milatuzumab	Unlabeled Antibody CD74	2023 – 2024	U.S., Europe, Japan

Antibody-Drug Conjugate Program	Antibody-SN-38 Conjugates	2023	U.S., Europe, Japan

Program & Product Group	Description/Targeted Antigen	Patent Expiration	Major Jurisdictions
Subcutaneous Formulation	All Antibodies	2032	U.S., Europe, Japan

DNL™ Program – TF2	Carcinoembryonic Antigen (CEACAM5) Antibody	2026	U.S., Europe, Japan

F-18 Labeling Technology	F-18 labeling of proteins and peptides	2027 – 2028	U.S., Europe, Japan

Our Licenses

We have obtained licenses from various parties for rights to use, develop and commercialize proprietary technologies and compounds. Currently, we have the following licenses:

Medical Research Council (“MRC”) – We entered into a license agreement with MRC in May 1994, whereby we have obtained a license for certain patent rights with respect to the genetic engineering on monoclonal antibodies. Our agreement does not require any milestone payments, nor have we made any payments to MRC to date. Our agreement with MRC, which expires at the expiration of the last of the licensed patents in 2020, provides for future royalty payments to be made based on a percentage of product sales.

Center for Molecular Medicine and Immunology (“CMMI”) – We entered into a license agreement with CMMI in December 2004, whereby we have licensed certain rights with respect to patents and patent applications owned by CMMI. Dr. Goldenberg, our Chief Medical Officer, Chief Scientific Officer and Chairman of our Board of Directors, is the founder, President and member of the Board of Trustees of CMMI. No license or milestone payments are required under this agreement. Under the license agreement, which expires at the expiration of the last of the licensed patents in 2023, CMMI will receive future royalty payments in the low single digits based on a percentage of sales of products that are derived from the CMMI patents. Under the license agreement, we are able to decide which patent related expenses we will support. For the fiscal years ended June 30, 2014, 2013 and 2012, we have made payments for CMMI legal expenses regarding patent-related matters of $26 thousand, $60 thousand and $68 thousand, respectively; however any inventions made independently of us by CMMI are the property of CMMI.

Our Trademarks

The mark “IMMUNOMEDICS” is registered in the U.S. and 19 foreign countries and a European Community Trademark has been granted. Our logo is also registered in the U.S. and in two foreign countries. The mark “IMMUSTRIP” is registered in the U.S. and Canada. The mark “LEUKOSCAN” is registered in the U.S. and nine foreign countries, and a European Community Trademark has been granted. In addition, we have applied for registration in the U.S. for several other trademarks for use on products now in development or testing, and for corresponding foreign and/or European Community Trademarks for certain of those marks. The marks “EPRATUCYN,” “VELTUCYN,” “CLIVATUCYN” and “MILATUCYN” have been registered in the U.S. The marks “DOCK-AND-LOCK” and “DNL” have been allowed in the U.S. International Trademark Registrations and Canadian applications which claim priority to the respective U.S. applications have been filed for “EPRATUCYN” and “VELTUCYN.” The International Registrations request registration in China, Japan and the European Union. The mark “PANCRIT” has been registered in the U.S.

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

Corporate Collaborations

We have exclusively licensed our product candidate, epratuzumab, to UCB for the treatment of all non-cancer indications worldwide. Under the terms of the Development, Collaboration and License Agreement with UCB (the “UCB Agreement”), UCB is solely responsible for the development, manufacturing and commercialization of epratuzumab for the treatment of all non-cancer indications and for the continuation of ongoing clinical trials in SLE. Initially, we were responsible for supplying epratuzumab for the completion of clinical trials relating to SLE, the Sjögren’s Phase 2 Clinical Trial and the SLE Open Label Study as defined in the UCB Agreement. In August 2009, UCB relieved us of our remaining obligation to supply UCB with any further supplies.

In December 2011, we entered into an Amendment Agreement with UCB (the “UCB Amendment Agreement”), providing UCB the right to sublicense epratuzumab to a third party for North America and certain other territories, subject to our consent of the sublicensee and sublicensing agreement. Under the terms of the UCB Amendment Agreement, we received a cash payment of $30 million and issued to UCB a 5-year warrant to purchase one million (1,000,000) shares of our common stock at an exercise price of $8.00 per share. Further, UCB has returned to us its buy-in option in the field of oncology. Collectively, pursuant to the UCB Agreement and the UCB Amendment Agreement, we are entitled to receive (i) up to $145.0 million in cash payments and $20.0 million in equity investments in regulatory milestone payments and (ii) up to $260.0 million related to the achievement of specified product sales milestones. We are also entitled to product royalties ranging from mid-teen to mid-twenty percentage of aggregate annual net sales under the UCB Agreement during the product royalty term. No development milestone, commercialization milestone or royalty payments were achieved through the date of this Annual Report on Form 10-K.

In January 2013, we entered into a collaboration agreement with Algeta ASA (“Algeta”), for the development of epratuzumab conjugated with Algeta’s proprietary thorium-227 alpha-pharmaceutical payload. Under the terms of this agreement, we have manufactured and supplied clinical-grade epratuzumab to Algeta, which has rights to evaluate the potential of a conjugated thorium-227 epratuzumab for the treatment of cancer. Algeta will fund all nonclinical and clinical development costs up to the end of Phase 1 clinical testing. Upon successful completion of Phase 1 clinical testing, the parties shall negotiate terms for a license agreement at Algeta’s request. We have agreed with Algeta to certain parameters to be included in the license agreement. On March 6, 2014, The Bayer Group (“Bayer”) completed its voluntary takeover of 98.2% shares and voting rights in Algeta ASA which made Algeta ASA a majority-owned subsidiary of Bayer. Bayer subsequently acquired the remaining shares of the minority shareholders and has had the program with Immunomedics formally transferred to Bayer (Algeta).

Other Collaborations

In previous years we conducted research on a number of our programs in collaboration with CMMI and its clinical unit, the Garden State Cancer Center. CMMI performed contracted pilot and pre-clinical trials in scientific areas of importance to us and also conducted basic research and pre-clinical evaluations in a number of areas of potential interest to us. Dr. David M. Goldenberg, our Chairman of the Board, Chief Scientific Officer and Chief Medical Officer, is the President and a Member of the Board of Trustees of CMMI.

We also collaborate with numerous other academic and research centers. Our academic collaborators have included such institutions as the Erasme University Hospital, Brussels, Belgium; University of Nijmegen, The Netherlands; Institut National de la Sante et de la Recherche Medicale, Nantes, France; University Medical Center Göttingen, Germany; St. Bartholomew’s Hospital, London, England; Karolinska Institutet, Stockholm, Sweden; New York Presbyterian Hospital – Weill Cornell Medical College; University of Ohio Cancer Center; M.D. Anderson Cancer Center; and Roswell Park Cancer Institute. We believe such academic research collaboration may identify new and improved products and techniques for diagnosing and treating various cancers, autoimmune and infectious diseases.

Government Regulation

Regulatory Compliance

Our research and development activities, including testing in laboratory animals and in humans, our manufacture of antibodies, as well as the handling, labeling and storage of the product candidates that we are developing, are all subject to stringent regulation, primarily by the FDA in the U.S. and by comparable authorities in other countries. If for any reason we are unable to comply with applicable requirements there will likely occur various adverse consequences, including one or more delays in approval of, or even the refusal to approve, product licenses or other applications, the suspension or termination of clinical investigations, the revocation of approvals previously granted, as well as fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow us to enter into governmental supply contracts.

The process of obtaining requisite FDA approval is costly and time consuming even in the best of circumstances. For a new human drug or biological product to be marketed in the U.S., current FDA requirements include: (i) the successful conclusion of pre-clinical tests to gain preliminary information on the product’s safety; (ii) the filing with the FDA of an investigational new drug (“IND”) to conduct human clinical trials for drugs or biologics; (iii) the successful completion of human clinical investigations to establish the safety and efficacy of the product candidate for its intended indication; and (iv) the filing and then acceptance and approval by the FDA of a New Drug Application (“NDA”), for a drug product, or a Biological License Application (“BLA”), for a biological product, in either case to allow commercial distribution of the drug or biologic.

Orphan Drug Act

To date, we have successfully obtained Orphan Drug designation by the FDA under the Orphan Drug Act of 1983 for epratuzumab for non-Hodgkin lymphoma, yttrium-90-labeled clivatuzumab for pancreatic cancer, IMMU-132 for small-cell lung and pancreatic cancers, labetuzumab for ovarian, pancreatic and small-cell lung cancers, and milatuzumab for multiple myeloma and chronic lymphocytic leukemia. There can be no assurance, however, that our competitors will not receive approval of other different drugs or biologics for treatment of the diseases for which our products and product candidates are targeted.

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

Our European operations are headquartered in Darmstadt, Germany. We have a distribution agreement with Logosys Logistik GmbH, whereby Logosys packages and distributes LeukoScan® in the EU.

Manufacturing

We operate a bioreactor facility at our Morris Plains, New Jersey, location. This facility is used for the production of all of our therapeutic product candidates for clinical trials, and potentially for commercial quantities as well.

We manufacture LeukoScan® for commercial sale at our facility in Morris Plains, New Jersey. The Committee on Proprietary Medicinal Products of the European Commission approved the manufacturing facility and product manufacturing processes for LeukoScan in May 1998. We also perform antibody processing and purification of all our therapeutic product candidates at this facility. We scaled-up our antibody purification and fragmentation manufacturing processes for our diagnostic imaging agent to permit us to produce commercial levels of product. We have an agreement with BAG GmbH, Lich, Germany for the final formulation, fill and lyophilization of Leukoscan®.

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

Employees

As of August 15, 2014, we employed 120 persons on a full-time basis, of whom 23 were in research and development departments, 19 of whom were engaged in clinical research and regulatory affairs, 54 of whom were engaged in operations and manufacturing and quality control, and 24 of whom were engaged in finance, administration, sales and marketing. Of these employees, 58 hold M.D., Ph.D. or other advanced degrees. We believe that while we have been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel continues to be intense and there can be no assurance that we will continue to be able to attract and retain the professionals we will need to grow our business. Our employees are not covered by a collective bargaining agreement and we believe that our relationship with our employees is excellent.

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

Our reports that have been filed with the Securities and Exchange Commission (“SEC”), are available on our website free of charge, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Copies of this Annual Report on Form 10-K may also be obtained without charge electronically or by paper by contacting Investor Relations, Immunomedics, Inc., 300 The American Road, Morris Plains, New Jersey 07950 or by calling (973) 605-8200.

In addition, we make available on our website (i) the charters for the committees of the Board of Directors, including the Audit Committee, Compensation Committee and Governance and Nominating Committee, and (ii) the Company’s Code of Business Conduct (the Code of Conduct) governing its directors, officers and employees. Within the time period required by the SEC, we will post on our website any modifications to the Code of Conduct, as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”).

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

We have incurred significant operating losses since our formation in 1982. As of June 30, 2014, we had an accumulated deficit of approximately $261.5 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our existing licensing agreement with UCB and the collaboration agreement with Bayer (Algeta). The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our business operations or related cash flows. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging product. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic product and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. Although we may have net income from time to time based on the timing and amount of proceeds received under collaborative agreements, we expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

In order to fund future operations, we will need to raise significant amounts of additional capital. Because it can be difficult for a small-cap company like ours to raise equity capital on acceptable terms and given the continued weakness in the economy, we cannot assure you that we will be able to obtain the necessary capital when we need it, or on acceptable terms, if at all.

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

As of June 30, 2014, we have $41.8 million of cash, cash equivalents and marketable securities. We believe we have sufficient funds to continue our operations and research and development programs for at least the next 12 months. Our budgeted cash requirements in fiscal year 2015 are expected to increase to approximately $41.0 million. However, we have the ability to reduce our cash flow spending requirements for fiscal year 2015 if necessary, after considering certain planned discretionary spending. Our estimated increased expenses for fiscal year 2015 relates primarily to expenses related to the clivatuzumab tetraxetan Phase III clinical trial for the treatment of patients with pancreatic cancer as well as for expenses for the ongoing ADC programs. We will require additional funding in order to complete this Phase III clinical trial.

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

Over the long term, we expect research and development activities to continue to expand and we do not believe we will have adequate cash to continue to conduct development of product candidates in line with our pipeline included in our long term corporate strategy. Our capital requirements are dependent on numerous factors, including:

•	The rate at which we progress our research programs and the number of product candidates we have in pre-clinical and clinical development at any one time;

•	The cost of conducting clinical trials involving patients in the U.S., Europe and possibly elsewhere;

•	Our need to establish the manufacturing capabilities necessary to produce the quantities of our product candidates we project we will need;

•	The time and costs involved in obtaining FDA and foreign regulatory approvals;

•	The cost of first obtaining, and then defending, our patent claims and other intellectual property rights;

•	The success of UCB in meeting the clinical development and commercial milestones for epratuzumab, and

•	Our ability to enter into licensing and other collaborative agreements to help offset some of these costs.

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

We and our collaboration partners also depend on third parties to provide certain raw materials, manufacturing and processing services. All manufacturers of pharmaceutical products must comply with current Good Manufacturing Practice regulations, (“cGMPs”), required by the FDA and other regulatory agencies. Such regulations address, among other matters, controls in manufacturing processes, quality control and quality assurance requirements and the maintenance of proper records and documentation. The FDA and other regulatory agencies routinely inspect manufacturing facilities. The FDA generally will issue a notice on Form 483 if it finds issues with respect to its inspections. If our manufacturing facility or those facilities of our partners and our respective contract manufacturers or processors do not comply with applicable cGMPs and other regulatory requirements, we may be subject to product liability claims, we may be unable to meet clinical demand for our products, and we could suffer delays in the progress of clinical trials for products under development.

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

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our future products and profitability. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA), which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. The new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance also have been added, which may require modification of business practices with health care practitioners.

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

•	We have not received regulatory approval in the U.S. or any foreign jurisdiction for the commercial sale of any of our product candidates; and

•	We may be liable for contamination or other harm caused by hazardous materials used in the operations of our business.

Risks Related to Our Securities

Our common stock may be delisted from the NASDAQ Global Market, or NASDAQ.

If the bid price of our common stock falls below $1.00 for an extended period, or we are unable to continue to meet NASDAQ’s listing maintenance standards for any other reason, our common stock could be delisted from NASDAQ.

If our stock is delisted from NASDAQ, we will make every possible effort to have it listed on the Over the Counter Bulletin Board, or the OTC Bulletin Board. If our common stock were to be traded on the OTC Bulletin Board, the Securities Exchange Act of 1934, as amended, and related SEC rules would impose additional sales practice requirements on broker-dealers that sell our securities. These rules may adversely affect the ability of stockholders to sell our common stock and otherwise negatively affect the liquidity, trading market and price of our common stock.

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

Delisting from NASDAQ may depress the price of our common stock such that we may become a penny stock. The SEC generally defines a penny stock as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. We continue to be listed on NASDAQ. “Penny Stock” rules require, among other things, that any broker engaging in a purchase or sale of our securities provide its customers with: (i) a risk disclosure document; (ii) disclosure of market quotations, if any; (iii) disclosure of the compensation of the broker and its salespersons in the transaction; and (iv) monthly account statements showing the market values of our securities held in the customers’ accounts.

A broker would be required to provide the bid and offer quotations and compensation information before effecting the transaction. This information must be contained on the customers’ confirmation. Generally, brokers are less willing to effect transactions in penny stocks due to these additional delivery requirements. These requirements may make it more difficult for stockholders to purchase or sell our common stock. Because the broker, not us, prepares this information, we would not be able to assure that such information is accurate, complete or current.

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

In the past, following periods of volatility in the market prices of the securities of companies in our industry, securities class action litigation has often been instituted against those companies. If we face such litigation in the future, it would result in substantial costs and a diversion of management’s attention and resources, which could negatively impact our business. For example, as described in this Annual Report on Form 10-K, two separate shareholder derivative complaints have been filed against the Company. First, on March 24, 2014 a complaint styled Kops v. Goldenberg, et al., was filed in the Superior Court of New Jersey, Chancery Division, General Equity Part, Morris County. Second, on April 8, 2014, a complaint styled Breitman v. Sullivan, et al., was filed in the United States District Court for the District of New Jersey. In addition, a putative class action lawsuit, styled Nasyrova v. Immunomedics, Inc., was filed on February 27, 2014 in the United States District Court for the District of New Jersey. All three complaints are based on the allegation that we and certain of our current and former officers and directors failed to disclose and/or made material misstatements in the Company’s public filings relating to the termination of an agreement between the Company and Nycomed GmbH (“Nycomed”). There can be no assurance that such litigation will be resolved in our favor, and we might be required to devote significant resources and management time defending the company from these claims, which could adversely affect our business, financial condition and results of operations.

At August 22, 2014, we had 93,114,986 shares of common stock outstanding, 6,755,120 additional shares reserved for the exercise of outstanding options and restricted stock units 3,115,343 shares available for future grant under our stock option plan and 1,000,000 shares of common stock reserved for issuance upon the exercise of outstanding warrants.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of August 22, 2014, Dr. David M. Goldenberg, our Chairman, Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 9% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

The Sarbanes-Oxley Act requires that we maintain effective internal controls over financial reporting and disclosure controls and procedures. Among other things, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act (“Section 404”). Compliance with Section 404 requires substantial accounting expense and significant management efforts. Our testing, or the subsequent review by our independent registered public accounting firm, may reveal deficiencies in our internal controls that would require us to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the NASDAQ GMS or other regulatory authorities that would require additional financial and management resources and could adversely affect the market price of our common stock.

If we are unable to successfully assess the effectiveness of internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment, our stock price could be adversely affected.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. We continue to implement, improve and refine our disclosure controls and procedures and our internal control over financial reporting.

We do not intend to pay dividends on our common stock. Until such time as we pay cash dividends our stockholders, must rely on increases in our stock price for appreciation.

We have never declared or paid dividends on our common stock. We intend to retain future earnings to develop and commercialize our products and therefore we do not intend to pay cash dividends in the foreseeable future. Until such time as we determine to pay cash dividends on our common stock, our stockholders must rely on increases in the market price of our common stock for appreciation.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is located at 300 The American Road, Morris Plains, New Jersey 07950, where we lease approximately 85,000 square feet of commercial office space, pursuant to a lease which is scheduled to expire in October 2031. The current base annual rate is $0.8 million, which is a fixed rate through October 2016 and increases thereafter every five years. Our manufacturing, regulatory, medical, research and development laboratories, and our finance, marketing and executive offices are currently located in this facility. We have subleased approximately 1,000 square feet to CMMI for their operations. We operate a 7,500 square-foot manufacturing facility within our Morris Plains headquarters, which consists of four independent antibody manufacturing suites, several support areas, and a quality control laboratory. See Item 1 Business, “Manufacturing.” In addition, our European subsidiary, Immunomedics GmbH, leases executive office space in Darmstadt, Germany.

Item 3.	Legal Proceedings

Former Licensing Partner:

On October 3, 2013, the Company received notification from Takeda Pharmaceutical Company Limited/Nycomed GmbH of termination of the License and Collaboration Agreement that it entered into with Nycomed which provided Nycomed a worldwide license to develop, manufacture and commercialize veltuzumab, in the subcutaneous formulation, for the treatment of all non-cancer indications, referred to herein as the Nycomed Agreement. The notification was received subsequent to the Company’s filing of arbitration proceedings in an effort to resolve the dispute it has with Nycomed and Takeda concerning delays in the development of veltuzumab, which the Company argues is a material breach of the Nycomed Agreement. As a result of the termination, all rights to veltuzumab revert to the Company, all parties have had discussions regarding the transition of veltuzumab back to the Company and certain materials have been returned to the Company. In addition, the Company will continue to pursue the arbitration procedure to address its claim for damages due to, among other things, delays in the development of veltuzumab.

On October 11, 2013, Takeda and Takeda-Nycomed filed their Statement of Defense and Counterclaims alleging, among other things, that the Company wrongfully terminated the licensing agreement and caused Takeda and Takeda-Nycomed to suffer significant damages and delays in developing veltuzumab. The Company responded by filing its own Statement of Defense on November 12, 2013, denying Takeda and Takeda-Nycomed’s allegations and contesting Takeda or Takeda-Nycomed’s rights to any relief. An arbitrator was appointed later that month. On December 20, 2013 the arbitrator issued a pre-hearing scheduling order and discovery and the arbitration is proceeding in accordance with that schedule. The hearing portion of the arbitration process was completed on August 21, 2014. Each party’s counsel is expected to file post-hearing submissions in October 2014. The decision by the arbitrator is expected within two months of the post-hearing submissions.

The Company does not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Shareholder complaints:

Two separate shareholder derivative complaints have been filed against the Company. First, on March 24, 2014, a complaint styled Kops v. Goldenberg, et al., was filed in the Superior Court of New Jersey, Chancery Division, General Equity Part, Morris County. Second, on April 18, 2014, a complaint styled Breitman v. Sullivan, et al., was filed in the United States District Court for the District of New Jersey. The complaints allege, among other things, that the Company and certain directors and officers breached their fiduciary duties for disseminating false and misleading information relating to the termination of the Nycomed Agreement. In particular, the complaints allege that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaints allege that the breaches in fiduciary duties by the directors and officers caused damages to the Company and stockholders, including a decline in value of the Company’s common stock, increased investigatory and litigation costs, and exposure to civil liability as a result of a pending securities fraud class action suit. Plaintiffs bring the derivative actions to recover damages against the directors and officers for the benefit of the Company, and to require the Company to reform and improve its corporate governance and internal procedures. With respect to Breitman, the Company and plaintiffs filed a Joint Stipulation to Stay the matter pending the outcome of a related putative class action lawsuit, described below. With respect to Kops, the Superior Court of New Jersey stayed the matter until October 27, 2014. The defendants believe that the allegations in the derivative complaints are without merit and intend to defend the lawsuits vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

A putative class action lawsuit, styled Nasyrova v. Immunomedics, Inc., was filed on February 27, 2014 in the United States District Court for the District of New Jersey. The lawsuit alleges that the Company and certain of its current and former officers and directors failed to disclose and/or made material misstatements in the Company’s public filings relating to the termination of the Nycomed Agreement. In particular, the complaint alleges that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On June 24, 2014 the District Court entered an order appointing John Nett as lead plaintiff and The Rosen Law Firm, P.A. as lead counsel. Lead plaintiff and lead counsel thereafter filed an Amended Class Action Complaint on August 8, 2014. The defendants believe that the allegations in the class action complaint are without merit and intend to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

Market Price and Dividend Information

Our common stock is quoted on the NASDAQ Global Market under the symbol “IMMU.” The following table sets forth, for the last two fiscal years, the high and low sales prices for our common stock, as reported by the NASDAQ Global Market:

Fiscal Quarter Ended	High	Low
September 30, 2012	$3.70	$3.23
December 31, 2012	3.60	2.80
March 31, 2013	3.14	2.11
June 30, 2013	5.59	2.35

September 30, 2013	$6.91	$4.85
December 31, 2013	7.35	3.28
March 31, 2014	6.17	4.18
June 30, 2014	4.59	3.04

As of August 22, 2014, the closing sales price of our common stock on the NASDAQ Global Market was $3.44. As of August 22, 2014, there were approximately 449 stockholders of record of our common stock and, according to our estimates, approximately 15,701 beneficial owners of our common stock. We have not paid dividends on our common stock since inception and do not plan to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of June 30, 2014.

Plan Category	Number of securities to be issued upon vesting of restricted shares and exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	6,096,981	$2.96	3,830,719
Equity compensation plans not approved by security holders	—	—	—

Total	6,096,981	$2.96	3,830,719

(1)	Refers to the Company’s 2006 Stock Incentive Plan.

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

The following graph compares the yearly change in cumulative total stockholder return on the Company’s common stock for the prior five fiscal years with the total cumulative return of the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index. The returns are indexed to a value of $100 at June 30, 2009.

	6/30/09	6/30/10	6/30/11	6/30/12	6/30/13	6/30/14
Immunomedics	100	122	160	140	214	144
NASDAQ Composite	100	116	152	159	193	241
NASDAQ Pharmaceutical	100	111	137	160	197	253

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

None

Item 6.	Selected Financial Data

The following table sets forth our consolidated financial data as of and for each of the five fiscal years ended June 30, 2014. The selected consolidated financial data as of and for each of the five fiscal years ended June 30, 2014, has been derived from our audited consolidated financial statements. The audited consolidated financial statements as of June 30, 2014 and 2013 and for the years ended June 30, 2014, 2013 and 2012 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal year ended June 30,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Statements of Comprehensive (Loss) Income
Revenues	$9,042	$4,962	$32,734	$14,709	$60,930
Costs and expenses	44,622	35,754	31,291	32,900	26,564
Arbitration settlement, net	—	16,739	—	—	—
Insurance proceeds received	—	2,638	—	279	—
Qualifying Therapeutic Discovery Project Program	—	—	—	2,889	—
Gain on sales and redemptions of auction rate securities	—	—	—	455	915
Interest and other income, net	56	10	19	240	789
Foreign currency transaction (loss) gain, net	1	(37)	13	26	130

(Loss) income before income tax (expense) benefit	(35,523)	(11,442)	1,475	(14,302)	36,200
Income tax (expense) benefit	(8)	(44)	(210)	(110)	1,229

Net (loss) income	(35,531)	(11,486)	1,265	(14,412)	37,429
Less net loss attributable to noncontrolling interest	(105)	(105)	(114)	(174)	—

Net (loss) income attributable to Immunomedics	$(35,426)	$(11,381)	$1,379	$(14,238)	$37,429

(Loss) earnings per common share attributable to Immunomedics, Inc:
Basic	$(0.42)	$(0.15)	$0.02	$(0.19)	$0.50

Diluted	$(0.42)	$(0.15)	$0.02	$(0.19)	$0.49

Weighted average shares outstanding used to calculate (loss) earnings per common share:
Basic	84,632	78,040	75,481	75,313	75,201

Diluted	84,632	78,040	76,174	75,313	75,994

	As of June 30,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheets
Cash, cash equivalents, marketable securities and current portion of auction rate securities	$41,833	$41,326	$32,838	$27,098	$30,490
Auction rate securities non-current(1)	—	—	—	—	8,222
Total assets	46,844	47,927	38,635	34,325	46,122
Stockholders’ equity(2)	$38,859	$39,795	$34,169	$29,504	$41,748

(1)	Auction rate securities that were not liquid as of the balance sheet date were classified as non-current assets.
(2)	We have never paid cash dividends on our common stock. Stockholders’ equity represents Immunomedics, Inc. stockholders equity and the non-controlling interest in subsidiary.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Annual Report, and they may also be made a part of this Annual Report on Form 10-K by reference to other documents filed with the SEC, which is known as “incorporation by reference”.

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, are intended to identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to obtain additional capital through strategic collaborations, licensing, issuance of convertible debt securities or equity financing in order to continue our research and development programs as well as secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; our ability to protect our proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally. Please also see the discussion of risks and uncertainties under Item 1A. Risk Factors “Factors That May Affect Our Business and Results of Operations” in this Annual Report on Form 10-K.

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

Overview

We are a biopharmaceutical company primarily focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled, or “naked,” form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins, in each case to create highly targeted agents. Using these technologies, we have built a broad pipeline of therapeutic product candidates that utilize several different mechanisms of action. Our lead product candidate, epratuzumab, is currently in two Phase III clinical trials in lupus. In oncology, we have launched a Phase III pivotal trial for clivatuzumab labeled with a radioisotope in pancreatic cancer patients. Other solid tumor therapeutics in Phase II clinical development include 2 antibody-drug conjugates, labetuzumab-SN-38 (IMMU-130) and hRS7-SN-38 (IMMU-132). We also have a majority ownership in IBC Pharmaceuticals, Inc., which is developing a novel DOCK-AND-LOCK™ (DNL™) method with us for making fusion proteins and multifunctional antibodies. DNL™ is being used particularly to make bispecific antibodies targeting cancers and infectious diseases as a T-cell redirecting immunotherapy, as well as bispecific antibodies for next-generation cancer and autoimmune disease therapies.

We have also been one of the first companies to test antibody combinations as a possibly improved method of cancer therapy, and as a result have also embarked on the development of bispecific (bifunctional) monoclonal antibodies targeting two distinct antigens on the same cancer cells. We believe that our portfolio of intellectual property, which includes approximately 253 active patents in the U.S. and more than 400 other issued patents worldwide, protects our product candidates and technologies.

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

From inception in 1982 through June 30, 2014, we had an accumulated deficit of approximately $261.5 million. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature or source of which cannot be predicted), our losses will continue as we conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years.

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

Marketable securities

Marketable securities, all of which are available-for-sale, consist of corporate debt securities and municipal bonds. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net (loss) income and are included in interest and other income (net), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included interest and other income (net).

Revenue Recognition

We have accounted for revenue arrangements that include multiple deliverables as a separate unit of accounting if both of the following criteria are met: i) the delivered item has value to the customer on a standalone basis, and ii) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition. We allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Relative selling prices are determined using vendor specific objective evidence, if it exists; otherwise, third-party evidence or our best estimate of selling price is used for each deliverable.

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

Stock Based Compensation

Our 2006 Stock Incentive Plan (the “Plan”), permits the grant of stock options and shares to our employees and outside directors, of which 3.8 million stock options were still available for future grant. A summary of this plan is provided in Note 7 to the consolidated financial statements. We believe that such awards better align the interests of our employees with those of our shareholders. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan).

The fair value of each option granted during the years ended June 30, 2014, 2013 and 2012 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the following table:

	Years ended June 30,
	2014	2013	2012
Expected dividend yield	0%	0%	0%
Expected option term (years)	3.85	5.35	5.32
Expected stock price volatility	65%	69%	80%
Risk-free interest rate	0.03% - 1.79%	0.98% - 1.84%	1.01% - 2.46%

The weighted average fair value at the date of grant for options granted during the years ended June 30, 2014, 2013 and 2012 were $1.91, $2.12 and $2.23 per share, respectively. We used historical data to estimate forfeitures. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated using our daily stock trading history. The weighted average of the expected option term declined to 3.85 years for year ended June 30, 2014, primarily as a result of the issuance of short-term options to the former chief financial officer. Aside from these stock options the expected option term for other stock options granted during the year ended June 30, 2014 was 5.1 years. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The lower risk-free interest rate results from the short-term rate for the stock options granted to the former chief financial officer.

We have a total of 1,838,587 shares underlying non-vested options and restricted stock grants outstanding as of June 30, 2014. As of June 30, 2014, 2013 and 2012 there was $4.1 million, $3.6 million and $3.3 million, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.52 years. The weighted average remaining contractual terms of the exercisable shares is 2.72 years and 2.59 years as of June 30, 2014 and 2013, respectively.

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

Impairment of Assets

We review our long-lived assets for impairment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon our judgment of our ability to recover the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated. Based on our review, we believe there is no impairment at June 30, 2014.

Results of Operations

Fiscal Year 2014 compared to Fiscal Year 2013

Revenues

Revenues for the fiscal year ended June 30, 2014 were $9.0 million as compared to $5.0 million for the fiscal year ended June 30, 2013, representing an increase of $4.0 million or 80%. The increase was primarily due to $4.6 million of license fee and other revenue during fiscal 2014 resulting from revenue earned upon fulfilling our obligations in the Algeta ASA Service Agreement, as amended. Product sales of LeukoScan in Europe for the years ended June 30, 2014 and 2013 were $3.1 million and $3.0 million, respectively, representing an increase of $0.1 million, or 3%. Research and development revenues for the year ended June 30, 2014 were $1.3 million as compared to $1.8 million for the same period in 2013, representing a decrease of $0.5 million, or 28%, due to lower levels of grant program activity during the current year.

Costs and Expenses

Total costs and expenses for the fiscal year ended June 30, 2014 were $44.6 million as compared to $35.8 million in the fiscal year ended June 30, 2013, representing an increase of $8.8 million, or 25%. Research and development expenses for the fiscal year ended June 30, 2014 increased by $5.3 million, or 19%, to $33.7 million from $28.4 million in fiscal year ended June 30, 2013. The increase in research and development expenses resulted primarily from increased manufacturing costs for material used for the antibody-drug conjugates’ clinical trial related expenses and the initiation of the clivatuzumab tetraxetan Phase III clinical trial, for the treatment of patients with pancreatic cancer.

Cost of goods sold was $0.3 million in the fiscal year ended June 30, 2014 and $0.4 in the fiscal year ended June 30, 2013. Gross profit margins were 89% and 87% for fiscal years 2014 and 2013, respectively. Cost of license fee and other revenues of $1.2 million resulted from the recognition of manufacturing costs related to the Algeta service agreement which was completed during fiscal 2014.

Sales and marketing expenses increased from $0.8 million for the 2013 fiscal year to $1.1 million for the 2014 fiscal year. This increase of 38% was primarily due to the increased European regulatory fees required for the sale of LeukoScan product in Europe in the current year. General and administrative expenses for fiscal year 2014 increased by $2.1 million, or 34%, from $6.2 million in fiscal year 2013 to $8.3 million in fiscal year 2014. This increase is primarily attributable to approximately $2.0 million of increased legal and professional fees, (principally increased legal fees regarding the arbitration proceedings with Takeda-Nycomed).

Arbitration Settlement, net

On April 15, 2009, we initiated an arbitration proceeding before FINRA against our former investment advisor/broker-dealer, Banc of America Investment Services, Inc. and Banc of America Securities, LLC, relating to our prior investment in certain securities. On March 27, 2013 we reached a settlement in such matter. Pursuant to the settlement, we received a gross settlement amount of $18.0 million, the proceeding was dismissed with prejudice, and together with the broker-dealer, the parties released each other from all claims and liabilities arising out of the arbitration. We received the net amount of approximately $16.7 million after payment of expenses and legal fees.

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

Income Tax Expense

Income tax expense was $8 thousand and $44 thousand for the fiscal years ended June 30, 2014 and 2013, respectively. Income tax expense in 2014 was lower than in 2013 due to reduced profitability in foreign operations in fiscal year 2014. There was no federal income tax expense for both periods for domestic operations due to losses in both fiscal years.

Net Loss Attributable to Immunomedics, Inc.

Net loss attributable to Immunomedics, Inc. common stockholders for fiscal year 2014 is $35.4 million, or $0.42 per share, as compared to net loss of $11.4 million, or $0.15 per share in fiscal year 2013, representing an increase in net loss of $24.0 million. The increase in net loss attributable to Immunomedics, Inc. for the same period in 2013 resulted primarily from the $16.7 million arbitration settlement, $2.6 million in insurance proceeds received during the previous year which were not repeated in the current fiscal year, and $5.3 million of increased research and development spending in fiscal year 2014.

Fiscal Year 2013 compared to Fiscal Year 2012

Revenues

Revenues for the fiscal year ended June 30, 2013 were $5.0 million as compared to $32.7 million for the fiscal year ended June 30, 2012, representing a decrease of $27.7 million or 85%. The decrease was primarily due to $28.4 million of non-recurring license fee revenue earned during fiscal 2012 under the terms of the Amendment Agreement with UCB. Product sales of LeukoScan in Europe for the years ended June 30, 2013 and 2012 were $3.0 million and $3.5 million, respectively, representing a decrease of $0.5 million, or 14%, as sales volume of LeukoScan in Europe has declined from the prior year as a result of regulatory filings that were in process during fiscal 2013 which limited the supply of LeukoScan available for sale. Research and development revenues for the year ended June 30, 2013 were $1.8 million as compared to $0.8 million for the same period in 2012, an increase of $1.0 million, or 125%, due to the timing of grant programs in the current period and increase in the number of grant programs during the current year.

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

Arbitration Settlement, net

On April 15, 2009, we initiated an arbitration proceeding before FINRA against our former investment advisor/broker-dealer, Banc of America Investment Services, Inc. and Banc of America Securities, LLC, relating to our prior investment in certain securities. On March 27, 2013 we reached a settlement in such matter. Pursuant to the settlement, we received a gross settlement amount of $18.0 million, proceeding was dismissed with prejudice, and together with the broker-dealer, released each other from all claims and liabilities arising out of the arbitration. We received the net amount of approximately $16.7 million after payment of expenses and legal fees.

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

Research and Development Expenses

Research and development expenses for our product candidates in development were $33.7 million for fiscal year ended 2014, $28.4 million for fiscal year ended June 30, 2013 and $24.3 million for fiscal year ended June 30, 2012. Research and development expenses increased $5.3 million in fiscal year 2014, or 19%, as compared to 2013. Research and development expenses increased by $4.1 million in fiscal year 2013, or 17%, as compared to fiscal year 2012.

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

	Years Ended June 30,
	2014	2013	2012
	(in thousands)
Research Costs	$6,734	$5,962	$6,602
Product Development Costs	26,946	22,419	17,654

Total	$33,680	$28,381	$24,256

Research Costs

Research costs increased by $0.8 million, or 13%, for the year ended June 30, 2014 compared to 2013. Research costs decreased by $0.6 million, or 9%, for the year ended June 30, 2013 compared to June 30, 2012. The changes in research costs primarily relate to the following:

Personnel costs were $2.8 million for both fiscal years ended June 30, 2014 and 2013. Personnel costs were $2.8 million in fiscal 2013 as compared to $2.9 million in fiscal 2012, a decrease of $0.1 million, or 3%, due to higher employee turnover offset by salary increases.

The use of outside research and testing services in fiscal 2014 was $0.9 million, an increase of $0.6 million, or 200%, from $0.3 million in fiscal 2013. This increase was primarily due to outside services required for certain federal grant research projects. The use of outside research and testing services in fiscal 2013 was $0.3 million, a decrease of $0.1 million, or 25%, from 2012. The decrease resulted from less outside testing required during the fiscal 2013 research projects.

Indirect administrative and support services that are allocated to research based on research spending levels for fiscal 2014 were $1.1 million as compared to $0.9 million in 2013, primarily as a result of increased employee-related costs. Indirect administrative and support services that are allocated to research based on research spending levels for fiscal 2013 were $0.9 million as compared to $1.2 million in 2012. This decrease was a result of greater emphasis on spending in the product development area as compared to the research area and therefore a lower level of indirect spending to be absorbed into the research category.

Product Development Costs

Product development costs for the year ended June 30, 2014 in total increased by $4.5 million, or 20%, to $26.9 million as compared to 2013. Product development costs for the year ended June 30, 3013 in total increased by $4.7 million, or 27%, to $22.4 million as compared to 2012. The changes in product development costs primarily relate to the following:

Clinical trial expenses in fiscal year 2014 were $5.8 million as compared to $3.3 million in fiscal year 2013, an increase of $2.6 million largely driven by the initiation of the clivatuzumab tetraxetan Phase III clinical trial for the treatment of patients with pancreatic cancer, and additional antibody-drug conjugates’ clinical trials during the fiscal year. Clinical trial expenses in fiscal year 2013 were $3.3 million as compared to $1.0 million in fiscal year 2012, an increase of $2.3 million primarily due to the increased costs resulting from the clivatuzumab phase Ib clinical trial that was completed during fiscal year 2013 and the new antibody-drug conjugates’ clinical trials.

Personnel costs in fiscal 2014 were $7.3 million, an increase of $0.5 million, or 7%, as compared to 2013, primarily due to salary and benefit increases. Personnel costs in fiscal 2013 were $6.8 million, an increase of $0.7 million, or 11%, as compared to 2012, primarily due to increased hiring in the product development area for manufacturing requirements and additional clinical trial activity, as well as salary increases.

Patent expenses for fiscal 2014 and 2013 were $1.6 million for both years. In fiscal 2013, patent expenses decreased $0.1 million, or 6%, from 2012. This reduction was primarily due to the completion of patent related expenses for legal actions during the prior fiscal year, resulting in lower professional fees.

Lab supplies and chemical reagent costs were $2.6 million in fiscal 2014, a decrease of $0.2 million, or 7%, from 2013. Lab supplies and chemical reagent costs were $2.8 million in fiscal 2013, an increase of $1.1 million, or 65%, from 2012. This increase was primarily a result of higher level of manufacturing development requirements related to additional clinical trial agreements the Company entered into and grant related requirements during fiscal year 2013.

Expenses for outside testing were $2.1 million in fiscal 2013, an increase of $0.7 million, or 50%, from 2012. This increase was a result of increased material testing for process validation and offsite lyophilization relating to product development for manufacturing and grant program requirements during the fiscal 2013.

Indirect administrative and support services that are allocated to development based on spending levels increase by $0.6 million, or 18%, to $4.0 million in fiscal year 2014, primarily as a result of increased spending for product development as compared to spending in the research area and increased employee-related costs. This increase is driven by increased clinical trial related expenses for the clivatuzumab tetraxetan Phase III clinical trial for the treatment of patients with pancreatic cancer, and additional activities for antibody-drug conjugates’ clinical trials. Indirect administrative and support services that are allocated to development based on spending levels increased by $0.4 million, or 13%, to $3.4 million in fiscal year 2013, primarily as a result of increased spending in the product development area as compared to the research area, resulting in a higher proportion of indirect costs.

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

As of June 30, 2014 we have $41.8 million of cash, cash equivalents and marketable securities. We believe we have sufficient funds to continue our operations and research and development programs for at least the next 12 months. Our budgeted cash requirements in fiscal year 2015 are expected to increase to approximately $41.0 million. However, we have the ability to reduce our cash flow spending requirements for fiscal year 2015 if necessary, after considering certain planned discretionary spending. Our estimated increased expenses for fiscal year 2015 relates primarily to expenses related to the clivatuzumab tetraxetan Phase III clinical trial for the treatment of patients with pancreatic cancer as well as for expenses for the ongoing ADC programs. We will require additional funding in order to complete this Phase III clinical trial.

We plan to continue pursuing sources of financing including, licensing arrangements, potential payments from partners, (UCB S.A. and The Bayer Group), debt/equity financing, grants or other financing sources.

We expect research and development activities to continue to expand over time, and we do not believe we will have adequate cash to continue to conduct development of product candidates in line with our pipeline included in our long term corporate strategy. As a result, we will continue to require additional financial resources in order to conduct our research and development programs, clinical trials of product candidates and regulatory filings. Our ability to raise capital through public and private debt or equity financings may be negatively impacted by the economy. There can be no assurances that financing will be available when we need it on terms acceptable to us, if at all. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected. Furthermore, the terms of any such debt or equity financing may include covenants which may limit our future ability to manage the business. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

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

Discussion of Cash Flows

Cash flows from operating activities. Net cash used in operating activities for the year ended June 30, 2014 was $30.9 million, compared to cash used in operations of $5.9 million for the year ended June 30, 2013. The increase in the current fiscal year’s cash flow used in operations principally is due to higher research and development expense, primarily from increased clinical trial activities and increased legal and professional expense levels in the current fiscal year. In addition, in fiscal 2013 we received $16.7 million of proceeds from the arbitration settlement and $2.6 million in insurance proceeds. No such proceeds were received in fiscal 2014.

Net cash used in operating activities for the year ended June 30, 2013 was $5.9 million, compared to cash provided by operations of $4.9 million for the year ended June 30, 2012. The decrease in the 2013 fiscal year’s cash flow provided by operations was primarily due to the receipt of $28.4 million attributable to the UCB Amendment Agreement in fiscal 2012, offset in part by the $16.7 million of proceeds from the arbitration settlement and $2.6 million in insurance proceeds received during the 2013 fiscal year.

Cash flows from investing activities. Net cash used in investing activities was $34.8 million in fiscal 2014, as compared to $0.5 million net cash used in investing activities for fiscal 2013. The increase in cash used in investing activities for the 2014 fiscal year is primarily due to $46.3 million of purchases of marketable securities in the current period, partially offset by maturities or sales of approximately $11.4 million of these securities.

Net cash used in investing activities of $0.5 million in fiscal 2013, as compared to $0.6 million net cash used in investing activities for the 2012 fiscal year. The decrease in cash flow from investing activities for the 2013 fiscal year was primarily due to $0.1 million in proceeds received from an insurance claim in the 2013 fiscal year.

Cash flows from financing activities. Net cash provided by financing activities for the year ended June 30, 2014 was $31.3 million, resulting primarily from the approximately $29.8 million of net cash proceeds received from the sale of 9,546,474 shares of common stock at $3.35 per share in the current fiscal year. Net cash provided by financing activities for the year ended June 30, 2013 was $14.8 million, resulting primarily from the approximately $14.8 million of cash proceeds received from the sale of 7,000,000 shares of common stock at $2.30 per share in the 2013 fiscal year. Net cash provided by financing activities for the year ended June 30, 2012 was $1.7 million, resulting primarily from the issuance of a warrant to acquire 1,000,000 shares of the Company’s common stock to UCB as part of the UCB Amendment Agreement.

At June 30, 2014, we had working capital of $38.3 million, representing a decrease of $0.2 million from the $38.5 million in working capital that we had at June 30, 2013. The proceeds received from the sale of 9,546,474 shares of common stock during fiscal year 2014 were offset by the loss on operations for the year. At June 30, 2013, our working capital of $38.5 million had increased $6.2 million from the $32.3 million in working capital we had as of June 30, 2012. The increase was primarily a result of the net proceeds of $14.8 million received from the issuance of 7,000,000 shares of our common stock and the arbitration settlement of $16.7 million during fiscal year 2013, offset in part by operating loss incurred in the normal course of business.

Total cash, cash equivalents and marketable securities as of June 30, 2014 was $41.8 million, an increase of $0.5 million as of June 30, 2013. The net cash proceeds received from the sale of 9,546,474 shares of common stock during the current fiscal year, was used to fund the net cash used in operating activities.

Our cash and cash equivalents of $41.3 million at June 30, 2013 represented an increase of $8.5 million from $32.8 million at June 30, 2012. The increase for fiscal year 2013 was primarily attributable to the net proceeds received from the issuance of 7,000,000 shares of common stock, the arbitration settlement, and insurance proceeds during the 2013 fiscal year, offset in part by the operating loss incurred in the normal course of business.

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility and employment contracts in effect for David M. Goldenberg, our Chairman of the Board, Chief Medical Officer and Chief Scientific Officer, and Cynthia L. Sullivan, the President and Chief Executive Officer. We have quantified the significant commitments in the following table for the fiscal years ended June 30:

	Payments Due by Period (in thousands)
Contractual Obligation	2015	2016	2017	2018	2019	Thereafter	Total
Operating Lease(1)	$838	$838	$929	$974	$974	$12,710	$17,263
Employment Contract(2)	675	675	—	—	—	—	1,350

TOTAL	$1,513	$1,513	$929	$974	$974	$12,710	$18,613

(1)	The operating lease for our Morris Plains, New Jersey facility expires in October 2031 and is at a base annual rental rate of $0.8 million, which has a fixed rate through October 2016 with increases thereafter every five years.
(2)	Included are amounts due under employment contract with David M. Goldenberg through 2016. The Company entered into this five-year employment contract effective July 1, 2011. This contract also includes a minimum royalty agreement, a percentage of the consideration the Company receives from licensing agreements, sales of intellectual properties and disposition of undeveloped assets, as disclosed in the employment agreement. The Company entered a three-year employment contract with Cynthia L. Sullivan effective July 1, 2014. This agreement, which includes an annual base salary of $0.6 million and an annual bonus target of 50% with potential payouts from 0% to 150% of the target amount are not included as commitments as of June 30, 2014. The amounts included above are only the minimum payments and do not include possible adjustments to existing salaries, additional incentive compensation or potential bonus payments as set forth in the employment contract.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-012, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. This guidance clarifies that awards with these provisions should be treated as performance conditions that affect vesting, and do not impact the award’s estimated grant-date fair value. The amendments in this update are effective for annual reporting periods beginning after December 15, 2015, including interim periods, and early application is permitted. We are assessing ASU 2014-012’s impact and will adopt it when effective.

In June 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This ASU was initiated as a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. For a public company, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods, and early application is not permitted. We are assessing ASU 2014-09’s impact and will adopt it when effective.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists”. This ASU will eliminate the diversity in practice in presentation of unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. This new guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry-forward that would apply in settlement of the uncertain tax positions. Under the new guidance, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry-forward that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. This guidance is effective prospectively, but allows optional retrospective adoption (for all periods presented), for reporting periods beginning after December 15, 2013. As this guidance relates to presentation only, the adoption of this guidance did not impact our financial statements.

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

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments. One of our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. A one percent change (100 basis points) in interest rates on our investments would have impacted interest income by a nominal amount for the year ended June 30, 2014.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Immunomedics, Inc.:

We have audited the accompanying consolidated balance sheet of Immunomedics, Inc. and subsidiaries as of June 30, 2014, and the related consolidated statements of comprehensive (loss) income, changes in stockholders’ equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immunomedics, Inc. and subsidiaries as of June 30, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Immunomedics Inc.’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 25, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

August 25, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Immunomedics, Inc.

We have audited the accompanying consolidated balance sheet of Immunomedics, Inc. and subsidiaries as of June 30, 2013, and the related consolidated statements of comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immunomedics, Inc. and subsidiaries at June 30, 2013, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Iselin, New Jersey

August 22, 2013,

except for the effects on the consolidated financial statements described in Note 14 and the disclosure in Note 10 with respect to UCB as filed in Immunomedics, Inc.’s Form 10-K/A on March 18, 2014,

as to which the date is March 18, 2014

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$6,961,494	$41,326,000
Marketable securities	34,871,120	—
Accounts receivable, net of allowance for doubtful accounts of $88,609 and $49,265 at June 30, 2014 and 2013, respectively	674,617	622,830
Inventory	778,989	1,030,480
Other receivables	303,102	627,757
Prepaid expenses	972,320	432,660
Other current assets	180,678	1,175,883

Total current assets	44,742,320	45,215,610
Property and equipment, net	1,895,475	2,086,911
Value of life insurance policies	176,110	594,832
Other long-term assets	30,000	30,000

	$46,843,905	$47,927,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,244,105	$3,950,866
Deferred revenues	240,158	2,780,309

Total current liabilities	6,484,263	6,731,175
Other liabilities	1,500,244	1,400,728
Commitments and Contingencies (Note 12)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2014 and 2013	—	—
Common stock, $.01 par value; authorized 135,000,000 shares; issued 93,113,480 shares and outstanding 93,078,755 shares at June 30, 2014; and issued 82,841,123 shares and outstanding 82,806,398 shares at June 30, 2013	931,134	828,411
Capital contributed in excess of par	300,080,804	265,688,408
Treasury stock, at cost: 34,725 shares at June 30, 2014 and 2013	(458,370)	(458,370)
Accumulated deficit	(261,465,638)	(226,039,812)
Accumulated other comprehensive income	261,837	161,830

Total Immunomedics, Inc. stockholders’ equity	39,349,767	40,180,467

Noncontrolling interest in subsidiary	(490,369)	(385,017)

Total stockholders’ equity	38,859,398	39,795,450

	$46,843,905	$47,927,353

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years ended June 30,
	2014	2013	2012
Revenues:
License fee and other revenues	$4,623,333	$126,667	$28,418,000
Product sales	3,140,604	2,991,129	3,517,739
Research and development	1,277,668	1,844,201	798,088

Total revenues	9,041,605	4,961,997	32,733,827

Costs and Expenses:
Costs of goods sold	338,572	392,722	427,035
Costs of license fee and other revenues	1,189,170	—	—
Research and development	33,680,158	28,381,184	24,255,567
Sales and marketing	1,132,921	826,375	846,025
General and administrative	8,281,025	6,154,214	5,762,576

Total costs and expenses	44,621,846	35,754,495	31,291,203

Operating (loss) income	(35,580,241)	(30,792,498)	1,442,624
Arbitration settlement, net	—	16,739,282	—
Insurance proceeds received	—	2,637,879	—
Interest and other income, net	55,916	10,557	18,762
Foreign currency transaction gain (loss), net	938	(37,434)	13,234

(Loss) income before income tax expense	(35,523,387)	(11,442,214)	1,474,620
Income tax expense	(7,791)	(44,070)	(209,785)

Net (loss) income	(35,531,178)	(11,486,284)	1,264,835
Less net loss attributable to noncontrolling interest	(105,352)	(104,761)	(113,574)

Net (loss) income attributable to Immunomedics, Inc.	$(35,425,826)	$(11,381,523)	$1,378,409

(Loss) earnings per common share attributable to Immunomedics, Inc:
Basic	$(0.42)	$(0.15)	$0.02

Diluted	$(0.42)	$(0.15)	$0.02

Weighted average shares used to calculate (loss) earnings per common share:
Basic	84,631,567	78,040,005	75,481,007

Diluted	84,631,567	78,040,005	76,174,377

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	100,094	81,669	(314,508)
Unrealized loss on securities available for sale	(87)	—	—

Other comprehensive income (loss)	100,007	81,669	(314,508)

Net comprehensive (loss) income	(35,431,171)	(11,404,615)	950,327

Net comprehensive loss attributable to noncontrolling interest	(105,352)	(104,761)	(113,574)

Net comprehensive (loss) income attributable to Immunomedics, Inc.	$(35,325,819)	$(11,299,854)	$1,063,901

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Immunomedics, Inc. Stockholders
	Common Stock		Capital Contributed in Excess of Par	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount
Balance, at June 30, 2011	75,463,066	$754,630	$245,023,414	$(458,370)	$(216,036,698)	$394,669	$(173,986)	$29,503,659
Issuance of common stock purchase warrant			1,582,000					1,582,000
Exercise of stock options, net	59,126	592	171,223					171,815
Stock based compensation	74,874	748	1,960,813					1,961,561
Other comprehensive loss						(314,508)		(314,508)
Net income (loss)					1,378,409		(113,574)	1,264,835

Balance, at June 30, 2012	75,597,066	$755,970	$248,737,450	$(458,370)	$(214,658,289)	$80,161	$(287,560)	$34,169,362
Issuance of common stock, net	7,000,000	70,000	14,715,408					14,785,408
Exercise of stock options, net	88,594	886	265,170					266,056
Stock based compensation	155,463	1,555	2,016,939					2,018,494
Other comprehensive income						81,669		81,669
Share purchases of majority-owned subsidiary			(46,559)				7,304	(39,255)
Net loss					(11,381,523)		(104,761)	(11,486,284)

Balance, at June 30, 2013	82,841,123	$828,411	$265,688,408	$(458,370)	$(226,039,812)	$161,830	$(385,017)	$39,795,450
Issuance of common stock, net	9,546,474	95,465	29,713,983					29,809,448
Exercise of stock options, net	535,730	5,357	1,793,996					1,799,353
Stock based compensation	190,153	1,901	2,884,417					2,886,318
Other comprehensive income						100,007		100,007
Net loss					(35,425,826)		(105,352)	(35,531,178)

Balance, at June 30, 2014	93,113,480	$931,134	$300,080,804	$(458,370)	$(261,465,638)	$261,837	$(490,369)	$38,859,398

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(35,531,178)	$(11,486,284)	$1,264,835
Adjustments to reconcile consolidated net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	569,442	1,036,035	1,496,783
Amortization of deferred revenue	(2,674,347)	(176,667)	(128,956)
Increase (decrease) in allowance for doubtful accounts	39,344	(5,544)	22,797
Non-cash expense related to stock compensation	3,218,050	2,265,460	2,059,939
Gain on insurance claim for equipment failure	—	(137,879)	—
Changes in operating assets and liabilities:
Accounts receivable	(62,652)	66,755	54,225
Inventories	204,386	(617,954)	(126,272)
Other assets	798,835	(684,004)	491,270
Accounts payable and accrued expenses	2,293,239	966,663	(501,710)
Deferred revenue	134,196	2,774,345	108,692
Other liabilities	99,516	99,516	166,720

Net cash (used in) provided by operating activities activities	(30,911,169)	(5,899,558)	4,908,323

Cash flows from investing activities:
Purchases of marketable securities	(46,302,781)	—	—
Proceeds from sales/maturities of marketable securities	11,431,661	—	—
Purchases of property and equipment	(378,006)	(595,446)	(568,133)
Proceeds from partial liquidation of life insurance policy	400,000	—	—
Proceeds from insurance claim for equipment failure	—	137,879	—

Net cash used in investing activities	(34,849,126)	(457,567)	(568,133)

Cash flows from financing activities:
Issuance of common stock, net of fees	29,809,448	14,785,408	—
Exercise of stock options, net	1,799,353	266,056	171,815
Tax withholding payments for stock compensation	(331,732)	(246,966)	(98,378)
Share purchases of majority-owned subsidiary	—	(39,255)	—
Issuance of common stock purchase warrant	—	—	1,582,000

Net cash provided by financing activities	31,277,069	14,765,243	1,655,437

Effect of changes in exchange rates on cash and cash equivalents	118,720	79,786	(255,141)

(Decrease) increase in cash and cash equivalents	(34,364,506)	8,487,904	5,740,486
Cash and cash equivalents at beginning of year	41,326,000	32,838,096	27,097,610

Cash and cash equivalents at end of year	$6,961,494	$41,326,000	$32,838,096

Supplemental information for the statement of cash flows:
Cash paid for income taxes	$136,973	$135,023	$23,144

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Overview

Immunomedics, Inc., a Delaware corporation (“Immunomedics” or the “Company”) is a clinical-stage biopharmaceutical company developing monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. The Company has continued to transition its focus away from the development and commercialization of diagnostic imaging products in order to accelerate the development of its therapeutic product candidates, although the Company manufactures and commercializes its one product, LeukoScan® in territories where regulatory approvals have previously been granted in Europe, Canada and in certain other markets outside the U.S. LeukoScan® is indicated for diagnostic imaging for determining the location and extent of infection/inflammation in bone in patients with suspected osteomyelitis, including patients with diabetic foot ulcers. The Company has two foreign subsidiaries, Immunomedics B.V. in the Netherlands and Immunomedics GmbH in Darmstadt, Germany, to assist the Company in managing sales efforts and coordinating clinical trials in Europe. In addition, included in the accompanying financial statements is the majority-owned U.S. subsidiary, IBC Pharmaceuticals, Inc. (“IBC”), which has been working since 1999 on the development of novel cancer radiotherapeutics using patented pretargeting technologies with proprietary, bispecific antibodies.

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

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of debt and equity securities and revenues from licensing agreements, which could provide up-front and milestone payments, as well as funding of development costs and other licensing possibilities. The Company’s ability to raise capital through public and private debt or equity financings may be negatively impacted by the economy. There can be no assurances that financing will be available when needed on terms acceptable to it, if at all. If the Company were unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. Furthermore, the terms of any such debt or equity financing may include covenants which may limit the Company’s future ability to manage the business. At the present time, the Company is unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

As of June 30, 2014 the Company has $41.8 million of cash, cash equivalents and marketable securities. The Company believes it has sufficient funds to continue its operations and research and development programs for at least the next twelve months. The Company’s cash requirements in fiscal year 2015 are expected to increase to approximately $41.0 million. However, the Company has the ability to reduce its cash flow spending requirements for fiscal year 2015 if necessary, after considering certain planned discretionary spending. The Company’s estimated increased expenses for fiscal year 2015 relates primarily to expenses related to the clivatuzumab tetraxetan Phase III clinical trial for the treatment of patients with pancreatic cancer as well as for expenses for the ongoing ADC programs. The Company will require additional funding in order to complete this Phase III clinical trial.

The Company plans to continue pursuing sources of financing including, licensing arrangements, potential payments from partners, UCB S.A. (“UCB”) and The Bayer Group (“Bayer”), debt/equity financing, grants or other financing sources.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The Company’s significant estimates and assumptions relate to revenue recognition, allowance for doubtful accounts, valuation of inventory and property and equipment, useful lives of property and equipment, accrued liabilities, stock compensation expenses, income tax uncertainties and other contingencies.

Foreign Currencies

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity in the Consolidated Balance Sheets and the Consolidated Statements of Changes in Stockholders’ Equity and are included in the determination of comprehensive (loss) income in the Consolidated Statements of Comprehensive (Loss) Income. Transaction gains and losses are included in the determination of net (loss) income in the Consolidated Statements of Comprehensive (Loss) Income. As of June 30, 2014 and 2013, the cumulative unrealized foreign currency translation gain included in accumulated other comprehensive income was approximately $0.3 million and $0.2 million, respectively.

Marketable securities

Marketable securities, all of which are available-for-sale, consist of corporate debt securities and municipal bonds. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net (loss) income and are included in interest and other income (net), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included interest and other income (net).

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

Financial assets recorded on the consolidated balance sheets as of June 30, 2014 and 2013 are categorized based on the inputs to the valuation techniques as follows (in thousands):

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

	Level 1	Level 2	Level 3	Total
June 30, 2014
Money Market Funds	$367	$—	$—	$367
Marketable Securities:
U.S. Treasury Bonds	8,537	—	—	8,537
U.S. Government Sponsored Agencies	7,457	—	—	7,457
Corporate Debt Securities	18,877	—	—	18,877

Total	$35,238	$—	$—	$35,238

June 30, 2013
Money Market Funds	$38,327	$—	$—	$38,327

Total	$38,327	$—	$—	$38,327

The money market funds noted above are included in cash and cash equivalents in the consolidated balance sheets. We recognize transfers between levels of the fair value hierarchy as of the date of the transaction. There were no transfers within the hierarchy during the fiscal years 2014 and 2013.

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

Life Insurance Policies

The Company has life insurance policies on Dr. David M. Goldenberg, the Company’s Chief Medical Officer and Chief Scientific Officer, which are for the benefit of the Company. When the Company is the beneficiary of the policy, and there are no other contractual arrangements between the Company and Dr. Goldenberg, the Company recognizes the amount that could be realized under the insurance arrangement as an asset in the Consolidated Balance Sheets.

Revenue Recognition

The Company has accounted for revenue arrangements that include multiple deliverables as a separate unit of accounting if both of the following criteria are met: a) the delivered item has value to the customer on a standalone basis, and b) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition. The Company allocates revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Relative selling prices are determined using vendor specific objective evidence, if it exists; otherwise third-party evidence or the Company’s best estimate of selling price is used for each deliverable.

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

In order to determine the revenue recognition for contingent milestones, the Company evaluates the contingent milestones using the criteria as provided by the Financial Accounting Standards Boards (“FASB”) guidance on the milestone method of revenue recognition, as explained in ASU 2010-17, “Milestone Method of Revenue Recognition”, at the inception of a collaboration agreement. The criteria requires that (i) the Company determines if the milestone is commensurate with either its performance to achieve the milestone or the enhancement of value resulting from the Company’s activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved. Royalties are recognized as earned in accordance with the terms of various research and collaboration agreements.

Revenue from the sale of diagnostic products is recorded when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable or collectability is reasonably assured. Allowances, if any, are established for uncollectible amounts, estimated product returns and discounts. Since allowances are recorded based on management’s estimates, actual amounts may be different in the future.

Research and Development Costs

Research and development costs are expensed as incurred. Costs incurred for clinical trials for patients and investigators are expensed as services are performed in accordance with the agreements in place with the institutions.

Reimbursement of Research and Development Costs

Reimbursement toward research and development costs under collaboration agreements are included as a reduction of research and development expenses. The Company records these reimbursements as a reduction of research and development expenses as the Company’s partner in the collaboration agreement has the financial risks and responsibility for conducting these research and development activities.

Manufacturing Costs

Manufacturing costs incurred in relation to the development of materials produced in order to fulfill contractual obligations are deferred and are recorded in other current assets until the product is delivered in accordance with the terms of the agreement.

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

The Company does not have an accrual for uncertain tax positions as of June 30, 2014 or 2013. The U.S. Federal statute of limitation remains open for the fiscal years 2009 onward. The Company’s tax returns filed in foreign jurisdictions remain open for the fiscal years 2010 onward. State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return. The Company conducts business and files tax returns in New Jersey.

Net (Loss) Income Per Share Allocable to Common Stockholders

Basic net (loss) income per share is based upon the number of weighted average number of shares of common stock and vested restricted shares outstanding. Diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. During fiscal years 2014 and 2013, no potential shares of common stock were included in the calculation since their affect would be anti-dilutive due to the operating losses. For fiscal year 2012, diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock that result from the assumed exercise of outstanding stock options and warrant shares, with exercise prices less than the average market price of the Company’s common stock are calculated under the treasury stock method. All other outstanding stock options and warrant shares have been excluded from the calculation.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of consolidated net (loss) income, net unrealized loss on securities available for sale and foreign currency exchange translation adjustments and is presented in the Consolidated Statements of Comprehensive (Loss) Income.

Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan (the “Plan”) permits the grant of options and shares to its employees and outside directors for up to eight million shares of common stock. A summary of this plan is provided in Note 7. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan).

The fair value of each option granted during the years ended June 30, 2014, 2013 and 2012 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the following table:

	Years ended June 30,
	2014	2013	2012
Expected dividend yield	0%	0%	0%
Expected option term (years)	3.85	5.35	5.32
Expected stock price volatility	65%	69%	80%
Risk-free interest rate	0.03% - 1.79%	0.98% - 1.84%	1.01% - 2.46%

The weighted average fair value at the date of grant for options granted during the years ended June 30, 2014, 2013 and 2012 were $1.91, $2.12 and $2.23 per share, respectively. The Company uses historical data to estimate forfeitures. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated based on the Company’s daily stock trading history. The weighted average of the expected option term declined to 3.85 years for year ended June 30, 2014, as a result of the issuance of short-term options to the former chief financial officer. Aside from these stock options the expected option term for other stock options granted during the year ended June 30, 2014 was 5.1 years. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The lower risk-free interest rate results from the short-term rate for the stock options granted to the former chief financial officer.

As of June 30, 2014, the Company has 1,838,587 non-vested options and restricted stock shares outstanding. As of June 30, 2014, 2013 and 2012 there was $4.1 million, $3.6 million and $3.3 million, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.52 years. The weighted average remaining contractual terms of the exercisable shares is 2.72 years and 2.59 years as of June 30, 2014 and 2013, respectively.

Financial Instruments

The carrying amounts of cash and cash equivalents, other current assets and current liabilities approximate fair value due to the short-term maturity of these instruments. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Insurance Proceeds

Insurance proceeds totaling $2.6 million were received during the fiscal year 2013 as a result of insurance claims from an equipment failure during the 2011 fiscal year. A cash payment for a business interruption insurance claim of $2.5 million was received, which had resulted from the equipment failure that had limited the production of materials necessary for certain research & product development. There was no such claim for fiscal year 2012. In addition, for fiscal year ended June 30, 2013 proceeds of $0.1 million was also recorded from a property claim regarding the same equipment failure. The proceeds received from these claims are classified as a separate other income component in the Consolidated Statement of Comprehensive (Loss) Income.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-012, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. This guidance clarifies that awards with these provisions should be treated as performance conditions that affect vesting, and do not impact the award’s estimated grant-date fair value. The amendments in this update are effective for annual reporting periods beginning after December 31, 2015, including interim periods, and early application is permitted. The Company is assessing ASU 2014-012’s impact and will adopt it when effective.

In June 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This ASU was initiated as a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. For a public company, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods, and early application is not permitted for public companies. The Company is assessing ASU 2014-09’s impact and will adopt it when effective.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists”. This ASU will eliminate the diversity in practice in presentation of unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. This new guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry-forward that would apply in settlement of the uncertain tax positions. Under the new guidance, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry-forward that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. This guidance is effective prospectively, but allows optional retrospective adoption (for all periods presented), for reporting periods beginning after December 15, 2013. As this guidance relates to presentation only, the adoption of this guidance did not impact the Company’s financial statements.

3.	Marketable Securities

During the 2014 fiscal year, the Company invested $46.3 million of cash and cash equivalents into debt securities and municipal bonds, of which $11.4 million either matured or were sold during the fiscal year. Immunomedics adopted Accounting Standards Codification No. 320, Accounting for Investments – Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there are no positive intent and ability to hold to maturity, the securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income. Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at June 30, 2014 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
June 30, 2014
U.S. Treasury Bonds	$8,537	$1	$(1)	$8,537
U.S. Government Sponsored Agencies	7,458	—	(1)	7,457
Corporate Debt Securities	18,876	12	(11)	18,877

	$34,871	$13	$(13)	$34,871

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2014 (in thousands):

	Fair Value	Net Carrying Amount
Due within one year	$25,336	$25,449
Due after one year through five years	9,535	9,603

	$34,871	$35,052

4.	Inventory

Inventory consisted of the following at June 30 (in thousands):

	2014	2013
Work in process	$—	$914
Finished goods	779	116

Total	$779	$1,030

5.	Property and Equipment

Property and equipment consisted of the following at June 30 (in thousands):

	2014	2013
Machinery and equipment	$7,917	$7,766
Leasehold improvements	18,125	18,087
Furniture and fixtures	933	933
Computer equipment	2,233	2,044

	29,208	28,830
Accumulated depreciation and amortization	(27,313)	(26,743)

	$1,895	$2,087

Depreciation and amortization expense for the years ended June 30, 2014, 2013 and 2012 was $0.6 million, $1.0 million and $1.5 million, respectively.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at June 30 (in thousands):

	2014	2013
Trade accounts payable	$2,366	$980
Clinical trial accruals	1,981	1,543
Legal expenses	690	165
Executive bonus	688	676
Miscellaneous other current liabilities	519	587

	$6,244	$3,951

7.	Stockholders’ Equity

Preferred Stock

The Certificate of Incorporation of the Company authorizes 10,000,000 shares of preferred stock, $.01 par value per share. The preferred stock may be issued from time to time in one or more series, with such distinctive serial designations, rights and preferences as shall be determined by the Board of Directors. For each of the fiscal years ended June 30, 2014, 2013 and 2012 the Company has had no preferred stock outstanding.

Common Stock

In May 2014, the Company sold 9,546,474 shares of its common stock, composed of 9,000,000 shares of common stock initially offered and an additional 546,474 shares of common stock sold pursuant to the exercise of the underwriters’ over-allotment option. The public offering price of $3.35 per share of common stock resulted in net proceeds to the Company of approximately $29.8 million. The shares of common stock were sold pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission.

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

Stock Incentive Plans

The Immunomedics, Inc. 2006 Stock Incentive Plan (“the Plan”) was created with the intention to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive to remain with the organization. At June 30, 2014 there were 9,927,700 shares of common stock authorized for issuance upon the exercise of stock options or the delivery under restricted stock units under the Plan.

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

The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan). At June 30, 2014, 3,830,719 stock options were still available for future grant and shares of common stock were reserved for possible future issuance upon exercise of stock options both currently outstanding and which may be issued in the future.

Each of the Company’s outside Directors who had been a Director prior to July 1st of each year is granted, at the annual shareholder meeting of each year, options to purchase shares of the Company’s common stock at fair market value on the grant date. The number of options to be issued is at the discretion of the Company’s Board of Directors. For fiscal years 2014, 2013 and 2012, stock options were granted to these outside directors to purchase an aggregate of 66,348 shares, 128,000 shares and 77,500 shares, respectively. The values of the granted options were $180 thousand, $225 thousand and $168 thousand for fiscal years ended 2014, 2013 and

2012, respectively. Stock options granted to outside directors are vested when granted. When an outside Director is elected to the Board of Directors, they are awarded options for 22,500 shares of the Company’s common stock. The Company recorded $246 thousand, $230 thousand and $168 thousand for stock-based compensation expense for these non-employee Board members stock options for the years ended June 30, 2014, 2013 and 2012, respectively.

For the 2012 fiscal year as part of the Plan, each non-employee Board member who continued to serve in such capacity was automatically granted restricted stock units up to 5,000 shares of common stock. Beginning in the 2013 fiscal year, non-employee Board member who continues to serve shall receive on the date of the annual stockholders meeting an annual grant of non-qualified stock options and restricted stock units, equal in value to $45 thousand. For fiscal years 2014, 2013 and 2012, restricted stock units were granted to these outside directors in an aggregate of 38,216 units, 74,750 units and 25,000 units, respectively. The value of the units granted were $180 thousand, $225 thousand and $83 thousand for fiscal years 2014, 2013 and 2012, respectively. Restricted stock units granted to outside directors become vested within one year of grant date. The Company recorded $204 thousand, $154 thousand and $70 thousand for stock-based compensation expense for these non-employee Board members restricted stock units for the years ended June 30, 2014, 2013 and 2012, respectively.

Information concerning options for the years ended June 30, 2014, 2013 and 2012 is summarized as follows:

	Number of Shares			Weighted Average Price
	2014	2013	2012	2014	2013	2012
Options outstanding, beginning of year	5,726,874	5,799,100	6,471,975	$3.30	$3.72	$4.92
Options granted	1,216,729	759,900	349,000	$4.79	$3.59	$3.40
Options exercised	(535,730)	(88,594)	(59,126)	$3.36	$3.00	$2.91
Options cancelled or forfeited	(1,099,256)	(743,532)	(962,749)	$4.35	$6.96	$11.70

Options outstanding, end of year	5,308,617	5,726,874	5,799,100	$3.41	$3.30	$3.72

Options exercisable, end of year	4,121,942	4,572,716	4,686,364	$3.18	$3.21	$3.81

The aggregate intrinsic value of the outstanding and exercisable stock options as of June 30, 2014 and 2013 is $3.0 million and $12.3 million, respectively. The decline of the aggregate intrinsic value is primarily a result of the common stock price decline from $5.44 per share at June 30, 2013 to $3.65 per share at June 30, 2014. The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at June 30, 2014, for those options for which the quoted market price was in excess of the exercise price. The total intrinsic value of options exercised during the 2014, 2013 and 2012 fiscal years was $0.8 million, $0.1 million and $33 thousand, respectively. Included in research and development and general and administrative expense categories the Company has recorded $1.5 million for stock-based compensation expense related to these stock options for each fiscal year ended June 30, 2014, 2013 and 2012.

The following table summarizes information concerning options outstanding under the Plan at June 30, 2014:

Range of exercise price	Number outstanding at June 30, 2014	Weighted average exercise price	Weighted average remaining term (yrs.)	Number exercisable at June 30, 2014	Weighted average exercise price
$1.59 - 3.00	2,078,288	$2.43	1.56	2,074,663	$2.43
3.01 - 5.00	2,505,448	3.68	4.14	1,671,054	3.67
5.01 - 7.00	724,881	5.28	6.39	376,225	5.21

	5,308,617	$3.41	3.44	4,121,942	$3.18

At the Compensation Committee meeting held on August 16, 2013, the Company awarded an additional 136,452 restricted stock units to certain executive officers of the Company at the closing market price on that date ($5.13 per share). As of June 30, 2014 there was $1.2 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these executive officers, excluding performance stock units. That cost is being recognized over a weighted-average period of 2.31 years. The Company recorded $0.7 million, $0.6 million and $0.5 million for stock-based compensation expense for these executive officers for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

On August 16, 2013, the Company also awarded certain executive officers Performance Units of up to 389,864 of restricted stock units which are subject to attainment of certain performance milestones as well as certain continued service requirements. All or a portion of the Performance Units shall vest based upon the level of achievement of the milestones set forth in each agreement, which is expected to be achieved within five years of the grant date. The Performance Units that vest based upon attainment of the Performance Milestone will be exercised based on a percentage basis on the attainment of anniversary dates. As of June 30, 2014, there are 389,864 Performance Units available if all performances are achieved within five years of grant date. The Company recorded $1.1 million for the stock-based compensation for the fiscal year ended June 30, 2014. There is $0.9 million of total unrecognized compensation cost related to these non-vested Performance Units granted as of June 30, 2014. That cost is being recognized over a weighted-average period of 2.0 years. The unrecognized compensation cost is subject to modification on a quarterly basis based on review of performance probability and requisite achievement periods.

A summary of the Company’s non-vested restricted stock units at June 30, 2014, and changes during the year ended June 30, 2014 is presented below:

Non-Vested Restricted Stock	Number of Awards
Non-vested at July 1, 2013	488,575
Restricted Unites Granted	192,168
Performance Units Granted	389,864
Vested/Exercised	(257,243)
Forfeited	(25,000)

Non-vested at June 30, 2014	788,364

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Available- for-Sale Securities	Accumulated Other Comprehensive Income
Balance, July 1, 2011	$394,669	$—	$394,669
Change for the year	(314,508)	—	(314,508)

Balance, June 30, 2012	80,161	—	80,161
Change for the year	81,669	—	81,669

Balance, June 30, 2013	161,830	—	161,830
Other comprehensive income before reclassifications	100,094	7,430	107,524
Amounts reclassified from accumulated other comprehensive income(a)	—	(7,517)	(7,517)

Net current-period other comprehensive income	100,094	(87)	100,007

Balance, June 30, 2014	$261,924	$(87)	$261,837

All components of accumulated other comprehensive income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

(a)	For the fiscal year ended June 30, 2014, $7,517 was reclassified from accumulated other comprehensive income to interest and other income.

8.	Earnings Per Share

Basic earnings per share are calculated using the weighted average number of outstanding shares of common stock including vested restricted shares. Diluted earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options and restricted stock whether or not currently exercisable. Diluted earnings per share for the years presented do not include securities if their effect was anti-dilutive.

	2014	2013	2012
	(in thousands, except per share amounts)
Net (loss) income attributable to Immunomedics, Inc.	$(35,426)	$(11,382)	$1,378

Basic earnings per share:
Weighted average basic common shares outstanding	84,632	78,040	75,481

Basic (loss) earnings per common share attributable to Immunomedics, Inc.	$(0.42)	$(0.15)	$0.02

Diluted earnings per share:
Weighted average basic common shares outstanding	84,632	78,040	75,481
Dilutive effect of restricted stock	—	—	82
Dilutive effect of stock options outstanding	—	—	611

Weighted average diluted common shares outstanding	84,632	78,040	76,174

Diluted (loss) earnings per common share attributable to Immunomedics, Inc.	$(0.42)	$(0.15)	$0.02

Stock options and warrant shares excluded from the weighted average diluted common shares outstanding because their inclusion would have been anti-dilutive	6,309	6,727	5,699
Restricted stock excluded from the weighted average diluted common shares outstanding because their inclusion would have been anti-dilutive	788	489	357

9.	Income Taxes

The expense (benefit) for income taxes is as follows (in thousands):

	Year Ended June 30,
	2014	2013	2012
Federal
Current	$—	$(38)	$126
Deferred	—	—	—

Total Federal	—	(38)	126

State
Current	1	2	2
Deferred	—	—	—

Total State	1	2	2

Foreign
Current	7	80	82
Deferred	—	—	—

Total Foreign	7	80	82

Total Expense	$8	$44	$210

A reconciliation of the statutory tax rates and the effective tax rates for each of the years ended June 30 is as follows:

	2014	2013	2012
Statutory rate	(34.0%)	(34.0%)	34.0%
State income taxes (net of Federal tax benefit)	0.0%	0.0%	0.3%
Foreign income tax	0.1%	0.1%	(3.2%)
Change in valuation allowance	27.5%	12.1%	(716.2%)
NOL expiration	0.0%	24.3%	754.5%
R&D tax credit expiration	0.0%	(3.4%)	(72.8%)
Other	6.4%	1.3%	17.6%

Effective rate	0.0%	0.4%	14.2%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets as of June 30, 2014 and 2013 are presented below (in thousands):

	2014	2013
Deferred tax assets:
NOL carry forwards	$66,699	$53,941
Research and development credits	12,264	11,707
Property and equipment	4,055	4,369
Other	5,479	8,705

Total	88,497	78,722
Valuation allowance	(88,497)	(78,722)

Net deferred taxes	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for fiscal years 2014 and 2013 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company continues to incur losses. The differences between book income and tax income primarily relate to the temporary differences from depreciation and stock compensation expenses.

At June 30, 2014, the Company has available net operating loss carry forwards for federal income tax reporting purposes of approximately $183.8 million and for state income tax reporting purposes of approximately $70.6 million, which expire at various dates between fiscal 2015 and 2034. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited if the Company experiences a change in ownership as defined in Section 382 of the Internal Revenue Code. As a result of certain financing arrangements, the Company may have experienced such ownership changes. Accordingly, the Company’s net operating loss carry forwards available to offset future federal taxable income arising before such ownership changes may be limited. Similarly, the Company may be restricted in using its research credit carry forwards arising before such ownership changes to offset future federal income tax expense. Of the deferred tax asset valuation allowance related to the net operating loss carry forwards, approximately $20.0 million relates to a tax deduction for non-qualified stock options.

At June 30, 2014, the Company did not have any material unrecognized tax benefits and the Company does not anticipate that its unrecognized tax benefits will significantly change in the next twelve months. The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of comprehensive (loss) income in any future periods in which the Company must record a liability. The Company is subject to examination for U.S. Federal and Foreign tax purposes for 2010 and forward and for New Jersey 2011 and forward. The Company conducts business and files tax returns in New Jersey.

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

Dr. David M. Goldenberg

Dr. David M. Goldenberg was the original founder of Immunomedics in 1982 and continues to play a critical role in its business. He currently serves as Chairman of the Board of Directors, Chief Medical Officer and Chief Scientific Officer, and is married to the Company’s President and Chief Executive Officer, Cynthia L. Sullivan. Dr. Goldenberg is a party to a number of agreements with the Company involving not only his services, but intellectual property owned by him. In addition, Dr. Goldenberg performs services for CMMI (see below for further details).

License Agreement

Pursuant to a License Agreement between Immunomedics and Dr. Goldenberg, certain patent applications owned by Dr. Goldenberg were licensed to Immunomedics at the time of Immunomedics’ formation in exchange for a royalty in the amount of 0.5% of the first $20.0 million of annual net sales of all products covered by any of such patents and 0.25% of annual net sales of such products in excess of $20.0 million. In November 1993, the ownership rights of Immunomedics were extended as part of, and superceded by, Dr. Goldenberg’s employment agreement, with Immunomedics agreeing to diligently pursue all ideas, discoveries, developments and products, into the entire medical field, which, at any time during his past or continuing employment by Immunomedics (but not when performing services for CMMI – see below), Dr. Goldenberg has made or conceived or hereafter makes or conceives, or the making or conception of which he has materially contributed to or hereafter contributes to, all as defined in the Employment Agreement.

Employment Agreements

On July 1, 2011, the Company entered into the Third Amended and Restated Employment Agreement with Dr. Goldenberg for his service to the Company as the Chief Scientific Officer and Chief Medical Officer (the “Goldenberg Agreement”), which terminates on July 1, 2016. The Goldenberg Agreement covers aspects of his compensation as well his duties and responsibilities at Immunomedics. Under the Goldenberg Agreement, Dr. Goldenberg’s annual base salary is at a minimum of $0.5 million, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee. Dr. Goldenberg is also eligible to participate in any Company incentive compensation plan in place for its senior level executives and is eligible to receive an annual discretionary bonus based upon certain performance standards to be determined by the Compensation Committee. Dr. Goldenberg’s annual bonus target is 50% of his annual base salary, subject to achievement of performance goals, with a potential payout from 0% to 150% of the target amount.

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

In accordance with the terms of the Goldenberg Agreement, additional compensation of $0.3 million was earned by Dr. Goldenberg for the fiscal year ended June 30, 2012 as a result of the Company’s profitability for that fiscal year. For the 2014 and 2013 fiscal years, Dr. Goldenberg received the minimum payment under the employment agreement.

Finally, it is a condition to his employment agreement that Dr. Goldenberg be permitted to continue his involvement with CMMI, as discussed in greater detail below. Dr. Goldenberg also is compensated by IBC Pharmaceuticals as discussed in greater detail in these notes to the Consolidated Financial Statements.

Cynthia L. Sullivan

Effective July 1, 2011, the Company entered into the Fourth Amended and Restated Employment Agreement with Cynthia L. Sullivan pertaining to Ms. Sullivan’s service to the Company as the Company’s President and Chief Executive Officer (the “Amended Sullivan Agreement”), which terminated on June 30, 2014. Ms. Sullivan’s current annual base salary under the Amended Sullivan Agreement was $0.6 million, which was reviewed annually for appropriate increases by the Board or the Compensation Committee. Ms. Sullivan’s annual bonus target was 50% of her base salary, subject to achievement of performance goals, with a potential payout from 0% to 150% of the target amount. Ms. Sullivan was also be eligible to receive equity compensation awards under the Company’s 2006 Stock Incentive Plan, or any such successor equity compensation plan as may be in place from time to time. On June 19, 2014, the Company entered into the Fifth Amended and Restated Employment Agreement with Ms. Sullivan (the “Amended and Restated Sullivan Agreement”), which became effective July 1, 2014, (see Note 12 below).

Relationships with The Center for Molecular Medicine and Immunology (CMMI)

The Company’s product development has involved, to varying degrees, CMMI, for the performance of certain basic research and patient evaluations, the results of which are made available to the Company pursuant to a collaborative research and license agreement. The Company currently subleases approximately 1,000 square feet, at a rate of $30 thousand per year. Dr. Goldenberg is the founder, current President and a member of the Board of Trustees of CMMI. Dr. Goldenberg’s employment agreement permits him to devote such time as is necessary to fulfill his duties to the CMMI and IBC Pharmaceuticals, Inc., provided that such duties do not materially interfere with his ability to perform any of his obligations under the Goldenberg Agreement. Certain of the Company’s consultants have employment relationships with CMMI, and Dr. Hans Hansen, the Company’s emeritus executive officer, is an adjunct member of CMMI. CMMI’s management and fiscal operations are the responsibility of CMMI’s Board of Trustees.

The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amount of approximately $32 thousand and $0.2 million during the years ended June 30, 2013 and 2012, respectively. There were no such payments for the year ended June 30, 2014. For fiscal 2012, the Company also reimbursed one-half of the clean-up cost for the disposal of materials related to the Company’s contract research at the CMMI former facility. In fiscal years ended June 30, 2014, 2013 and 2012, the Company incurred $26 thousand, $60 thousand and $68 thousand, respectively, of legal expenses for patent related matters for patents licensed to Immunomedics from CMMI. However, any inventions made independently of the Company at CMMI are the property of CMMI.

IBC Pharmaceuticals

IBC Pharmaceuticals, Inc. (“IBC”) is a majority owned subsidiary of Immunomedics, Inc.

As of June 30, 2014, the shares of IBC Pharmaceuticals, Inc. were held as follows:

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

In each of the fiscal years 2014, 2013 and 2012, Dr. Goldenberg received $79 thousand, $78 thousand and $55 thousand, respectively in compensation for his services to IBC. At June 30, 2014, Dr. Goldenberg was a director of IBC, while Cynthia L. Sullivan, Peter P. Pfreundschuh, Vice President of Finance and CFO of Immunomedics, Inc., and Phyllis Parker, Director of Administration of Immunomedics, Inc., have served as the President, Treasurer and Secretary, respectively, of IBC.

11.	License and Collaboration Agreements

Algeta ASA

In January 2013 the Company entered into a collaboration agreement with Algeta ASA for the development of epratuzumab to be conjugated with Algeta’s proprietary thorium-227 alpha-pharmaceutical payload. On August 2, 2013, an amendment to the collaboration agreement was entered into between the two companies modifying certain delivery and supply parameters. Under the terms of this agreement, as amended, the Company was required to manufacture and supply clinical-grade antibody to Algeta, which has rights to evaluate the potential of a Targeted Thorium Conjugate (TTC), linking thorium-227 to epratuzumab, for the treatment of cancer. Algeta will fund all preclinical and clinical development costs up to the end of Phase I testing. Upon successful completion of Phase I testing, the parties shall negotiate terms for a license agreement at Algeta’s request. The Company and Algeta have agreed to certain parameters to be included in the collaboration agreement. Under the terms of the collaboration agreement, as amended, Immunomedics received an upfront cash payment and other payments which have been recognized as revenue as the aspects of delivery for the clinical supply material have been satisfied. For the year ended June 30, 2014, the Company recognized $4.6 million of revenue under this arrangement, which has been included in license fee and other revenues, while the related costs of $1.2 million is included in cost of license fee and other revenue. As of June 30, 2014 the Company has recognized all of the initial cash payments. On March 6, 2014, The Bayer Group (“Bayer”) completed its voluntary takeover of 98.2% shares and voting rights in Algeta ASA which made Algeta ASA a majority-owned subsidiary of Bayer. Bayer has subsequently acquired the remaining shares of the minority shareholders and has had the program with Immunomedics formally transferred to Bayer (Algeta).

Takeda Pharmaceutical/Nycomed GmbH

On July 11, 2008, the Company entered into the Nycomed Agreement with Nycomed providing Nycomed a worldwide license to develop, manufacture and commercialize veltuzumab, the Company’s humanized anti-CD20 antibody, in the subcutaneous formulation, for the treatment of all non-cancer indications. The Company retained the rights to develop, manufacture and commercialize veltuzumab in the field of oncology. On September 30, 2011, Takeda Pharmaceutical Company Limited completed its acquisition of Nycomed and made Nycomed a wholly owned subsidiary of Takeda (“Takeda-Nycomed”).

Takeda-Nycomed was solely responsible for the development, manufacturing, regulatory approval and commercialization of veltuzumab and the development, manufacturing and regulatory approval of the subcutaneous formulation for all non-cancer indications. The Company’s major obligations were to complete the research and development activities as specified in the Nycomed Agreement and to manufacture and supply veltuzumab to Takeda-Nycomed for the quantity of materials and for the period of time specified in the Nycomed Agreement. The Company has completed all of its obligations under the agreement, namely its manufacturing and supply obligations and its responsibilities in the Phase I/II study in immune thrombocytopenic purpura (“ITP”).

On October 3, 2013, the Company received notification from Takeda Pharmaceutical Company Limited/Nycomed GmbH of termination of the Nycomed Agreement. The notification was received subsequent to the Company’s filing of arbitration proceedings in an effort to resolve the dispute the Company has with Nycomed and Takeda concerning delays in the development of veltuzumab, which the Company argues is a material breach of the licensing agreement.

As a result of the termination, all rights to veltuzumab revert to the Company and all parties have had discussions regarding the transition of veltuzumab back to the Company and certain materials have been returned to the Company. In addition, the Company will continue to pursue the arbitration procedure to address its claim for damages due to, among other things, delays in the development of veltuzumab.

On October 11, 2013, Takeda and Takeda-Nycomed filed their Statement of Defense and Counterclaims alleging, among other things, that the Company wrongfully terminated the licensing agreement and caused Takeda and Takeda-Nycomed to suffer significant damages and delays in developing veltuzumab. The Company responded by filing its own Statement of Defense on November 12, 2013, denying Takeda and Takeda-Nycomed’s allegations and contesting Takeda or Takeda-Nycomed’s rights to any relief. An arbitrator was appointed later that month. On December 20, 2013 the arbitrator issued a pre-hearing scheduling order and discovery in the arbitration is proceeding in accordance with that schedule. The hearing portion of the arbitration process was completed on August 21, 2014. Each party’s counsel is expected to file post-hearing submissions in October 2014. The decision by the arbitrator is expected within two months of the post-hearing submissions.

UCB, S.A.

On May 9, 2006, the Company entered into an agreement with UCB, S.A., referred to herein as UCB, providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab for the treatment of all non-cancer indications, referred to herein as the UCB Agreement. Under the terms of the UCB

Agreement, the Company received from UCB a non-refundable cash payment totaling $38.0 million. On December 27, 2011, the Company entered into the Amendment Agreement with UCB, referred to herein as the Amendment Agreement. The Amendment Agreement provided UCB the right to sublicense epratuzumab, subject to obtaining the Company’s prior consent, to a third party for the United States and certain other territories. As of June 30, 2014, UCB has not executed a sublicense agreement with a third-party.

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

The Company used the Black-Scholes option pricing model to determine the $1.6 million estimated fair value of the 5-year warrant as of December 27, 2011. The warrant was accounted for as an equity transaction, as the warrant represents a freestanding financial instrument entitling UCB to a fixed number of unregistered shares for a fixed price, is not publicly tradable or transferable, does not have a cash or net settlement option and can only be exercised by UCB. The significant assumptions used in preparing the Black-Scholes option pricing model include (i) Immunomedics common stock price volatility of 80%, (ii) the market yield risk free interest rate of 0.96% (estimated at the U.S. Treasury Five-Year Bond Rate on December 27, 2011), (iii) option price of the warrant at conversion ($8.00/share), (iv) the common stock price of $3.37/share at the close of business on December 27, 2011, (v) a dividend yield of 0%, and (vi) the effective maturity period of five years (life of the warrant).

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

12.	Commitments and Contingencies

Employment Contracts

Effective July 1, 2014, the Company entered into the Fifth Amended and Restated Employment Agreement with Cynthia L. Sullivan pertaining to Ms. Sullivan’s service to the Company as the Company’s President and Chief Executive Officer (see Note 15). Ms. Sullivan’s annual base salary under this new agreement is $0.6 million, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee.

Effective July 1, 2011 the Company entered into the Third Amended and Restated Employment Agreement with Dr. David M. Goldenberg pertaining to Dr. Goldenberg’s service to the Company as its Chief Scientific Officer and Chief Medical Officer (the “Goldenberg Agreement”). This agreement provides for a guaranteed salary of $0.5 million and $0.2 million for guaranteed royalties for Dr. Goldenberg for the fiscal years 2013 through 2016 (see Note 10).

Operating Lease

Immunomedics is obligated under an operating lease for facilities used for research and development, manufacturing and office space, expiring in October 2031 at a base annual rate of $0.8 million, which is fixed through October 2016 and increases thereafter every five years. The Company currently subleases approximately 1,000 square feet to CMMI for their operations. Rental expense related to this lease was approximately $0.8 million for fiscal years 2014, 2013 and 2012.

The minimum lease commitments for the non-cancelable term of the facility lease described above are as follows for fiscal years (in thousands):

2015	$838
2016	$838
2017	$929
2018	$974
2019	$974
Thereafter	$12,710

Legal Matters

Former Licensing Partner:

On October 3, 2013, the Company received notification from Takeda Pharmaceutical Company Limited/Nycomed GmbH of termination of the License and Collaboration Agreement that it entered into with Nycomed which provided Nycomed a worldwide license to develop, manufacture and commercialize veltuzumab, in the subcutaneous formulation, for the treatment of all non-cancer indications, referred to herein as the Nycomed Agreement. The notification was received subsequent to the Company’s filing of arbitration proceedings in an effort to resolve the dispute it has with Nycomed and Takeda concerning delays in the development of veltuzumab, which the Company argues is a material breach of the Nycomed Agreement. As a result of the termination, all rights to veltuzumab revert to the Company and all parties have had discussions regarding the transition of veltuzumab back to the Company and certain materials have been returned to the Company. In addition, the Company will continue to pursue the arbitration procedure to address its claim for damages due to, among other things, delays in the development of veltuzumab.

On October 11, 2013, Takeda and Takeda-Nycomed filed their Statement of Defense and Counterclaims alleging, among other things, that the Company wrongfully terminated the Nycomed Agreement and caused Takeda and Takeda-Nycomed to suffer significant damages and delays in developing veltuzumab. The Company responded by filing its own Statement of Defense on November 12, 2013, denying Takeda and Takeda-Nycomed’s allegations and contesting Takeda or Takeda-Nycomed’s rights to any relief. An arbitrator was appointed later that month. On December 20, 2013 the arbitrator issued a pre-hearing scheduling order and discovery in the arbitration is proceeding in accordance with that schedule. The hearing portion of the arbitration process was completed on August 21, 2014. Each party’s counsel is expected to file post-hearing submissions in October 2014. The decision by the arbitrator is expected within two months of the post-hearing submission, (see Note 11).

The Company does not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Shareholder complaints:

Two separate shareholder derivative complaints have been filed against the Company. First, on March 24, 2014, a complaint styled Kops v. Goldenberg, et al., was filed in the Superior Court of New Jersey, Chancery Division, General Equity Part, Morris County. Second, on April 18, 2014, a complaint styled Breitman v. Sullivan, et al., was filed in the United States District Court for the District of New Jersey. The complaints allege, among other things, that the Company and certain directors and officers breached their fiduciary duties for disseminating false and misleading information relating to the termination of the Nycomed Agreement. In particular, the complaints allege that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaints allege that the breaches in fiduciary duties by the directors and officers caused damages to the Company and stockholders, including a decline in value of the Company’s common stock, increased investigatory and litigation costs, and exposure to civil liability as a result of a pending securities fraud class action suit. Plaintiffs bring the derivative actions to recover damages against the directors and officers for the benefit of the Company, and to require the Company to reform and improve its corporate governance and internal procedures. With respect to Breitman, the Company and plaintiffs filed a Joint Stipulation to Stay the matter pending the outcome of a related putative class action lawsuit, described below. With respect to Kops, the Superior Court of New Jersey stayed the matter until October 27, 2014. The defendants believe that the allegations in the derivative complaints are without merit and intend to defend the lawsuits vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

A putative class action lawsuit, styled Nasyrova v. Immunomedics, Inc., was filed on February 27, 2014 in the United States District Court for the District of New Jersey. The lawsuit alleges that the Company and certain of its current and former officers and directors failed to disclose and/or made material misstatements in the Company’s public filings relating to the termination of the Nycomed Agreement. In particular, the complaint alleges that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On June 24, 2014, the District Court entered an order appointing John Nett as lead plaintiff and The Rosen Firm, P.A. as lead counsel. Lead plaintiff and lead counsel thereafter filed an Amended Class Action Complaint on August 8, 2014. The defendants believe that the allegations in the class action complaint are without merit and intend to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

Immunomedics is also a party to various claims and litigation arising in the normal course of business, which includes some or all of certain of its patents. While it is not possible to determine the outcome of these matters, the Company believes that the resolution of all such matters will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to its consolidated results of operations in any one accounting period.

Arbitration Settlement:

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the years ended (in thousands):

	June 30, 2014
	United States	Europe	Total
Total assets	$44,284	$2,560	$46,844
Property and equipment, net	1,895	—	1,895
Revenues	5,947	3,095	9,042
(Loss) before income tax expense	(35,452)	(71)	(35,523)

	June 30, 2013
	United States	Europe	Total
Total assets	$45,552	$2,375	$47,927
Property and equipment, net	2,087	—	2,087
Revenues	2,011	2,951	4,962
(Loss) income before income tax expense	(11,630)	188	(11,442)

	June 30, 2012
	United States	Europe	Total
Total assets	$35,570	$3,065	$38,635
Property and equipment, net	2,528	—	2,528
Revenues	29,248	3,486	32,734
Income before income tax expense	1,149	325	1,474

14.	Defined Contribution Plans

U.S. employees are eligible to participate in the Company’s 401(k) plan, while employees in international locations are eligible to participate in other defined contribution plans. Aggregate Company contributions to its benefit plans totaled approximately $96 thousand, $98 thousand and $95 thousand for the years ended June 30, 2014, 2013 and 2012, respectively.

15.	Subsequent Event

Effective July 1, 2014, the Company entered into the Fifth Amended and Restated Employment Agreement with Cynthia L. Sullivan pertaining to Ms. Sullivan’s service to the Company as the Company’s President and Chief Executive Officer.

The Amended and Restated Sullivan Agreement will continue, unless earlier terminated by the parties, until July 1, 2017. Ms. Sullivan’s current annual base salary under the Amended Sullivan Agreement is $0.6 million, which shall be reviewed annually for appropriate increases by the Board or the Compensation Committee. Ms. Sullivan is also eligible to participate in the Company’s incentive compensation plan in place for its senior level executives. Ms. Sullivan’s annual bonus target is 50% of her base salary, subject to achievement of performance goals established by the Compensation Committee, with a potential payout from 0 to 150% of the target amount. Ms. Sullivan will also be eligible to receive equity compensation awards under the Company’s 2006 Stock Incentive Plan, or any such successor equity compensation plan as may be in place from time to time.

16.	Quarterly Results of Operations (Unaudited)

The following table present summarized unaudited quarterly financial data:

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(In thousands, except for per share amounts)
Consolidated Statements of Comprehensive Loss Data:
Revenues	$1,188	$1,154	$1,202	$5,498
Net loss attributable to Immunomedics, Inc.	(11,847)	(9,506)	(8,873)	(5,201)
Loss per common share attributable to Immunomedics Inc. – basic and diluted	$(0.13)	$(0.11)	$(0.12)	$(0.06)
Weighted average shares used to calculate loss per common share – basic and diluted	89,084	83,340	83,175	82,947

	Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(In thousands, except for per share amounts)
Consolidated Statements of Comprehensive Loss Data:
Revenues	$1,363	$1,736	$812	$1,051
Net (loss) income attributable to Immunomedics, Inc.	(7,683)	8,609	(5,166)	(7,141)
(Loss) income per common share attributable to Immunomedics Inc. – basic	$(0.09)	$0.11	$(0.07)	$(0.10)
(Loss) income per common share attributable to Immunomedics Inc.– fully diluted	$(0.09)	$0.11	$(0.07)	$(0.10)
Weighted average shares used to calculate loss per common share – basic	82,737	78,196	75,671	75,610
Weighted average shares used to calculate loss per common share – diluted	82,737	78,447	75,671	75,610

Immunomedics, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Reserves

For the Fiscal Years Ended June 30, 2014, 2013 and 2012

Allowance for Doubtful Accounts

Year ended:	Balance at Beginning of Year	Changes to Reserve	Credits to Expense	Other Charges	Balance at End of Year
June 30, 2012	$(32,012)	$(22,797)	$—	$—	$(54,809)
June 30, 2013	$(54,809)	$5,544	$—	$—	$(49,265)
June 30, 2014	$(49,265)	$(39,344)	$—	$—	$(88,609)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures:

Disclosure Controls and Procedures: We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules promulgated by the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these disclosure controls and procedures and as required by the rules of the SEC, to evaluate their effectiveness. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K our Chief Executive Officer and Chief Financial Officer believe that these procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment and those criteria, our management has concluded we maintained effective internal control over financial reporting as of June 30, 2014.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of Immunomedics’ internal control over financial reporting.

Changes in internal controls over financial reporting: As of June 30, 2013, we had identified the following deficiency in our internal control over financial reporting that we considered to be a material weakness. The Company had determined that it had not maintained effective controls over the measurement of clinical trial accrued liabilities and related expense, including the accuracy of information used in the measurement of services on an as incurred basis. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the company’s annual or interim financial information will not be prevented or detected on a timely basis.

During the year ended June 30, 2014, we took actions to remediate the material weakness related to our preventive and detective internal controls over the completeness and accuracy of our clinical trial accruals and related expense. This included the validation and reconciliation of the clinical trial accrual on a patient by patient and site by site basis using data provided by third parties to quantify the liability and reflect it on an as services incurred basis.

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the remediation of the Company’s material weaknesses discussed above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Immunomedics, Inc.:

We have audited Immunomedics, Inc.’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Immunomedics Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Immunomedics, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Immunomedics, Inc. and subsidiaries as of June 30, 2014, and the related consolidated statements of comprehensive (loss) income, changes in stockholders’ equity and cash flows for the year then ended, and our report dated August 25, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

August 25, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information required by this item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Nominees for Directors,” “Executive Officers,” “Director Experience, Qualifications, Attributes and Skills,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Business Ethics and Compliance,” and “Committees of the Board,” contained in our definitive proxy statement for our 2014 annual meeting of stockholders scheduled to be held on December 3, 2014, which we intend to file within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

The text of our Code of Business Conduct, which applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) is posted in the “Corporate Governance” section of our website, www.immunomedics.com. A copy of the Code of Business Conduct can be obtained free of charge on our website. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct that are required to be disclosed pursuant to the rules of the SEC and NASDAQ.

Item 11.	Executive Compensation

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan Based Awards in Fiscal Year 2014,” “Outstanding Equity Awards at Fiscal Year-End 2014 Table,” “Fiscal Year 2014 Option Exercises and Stock Vested Table,” “Employment Contracts, Termination of Employment and Change in Control Agreements” contained in our definitive proxy statement for our 2014 annual meeting of stockholders scheduled to be held on December 3, 2014, which we intend to file within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Equity Compensation Plans,” “Ownership of Our Common Stock,” “Compensation for Executive Officers” and “Director Compensation,” contained in our definitive proxy statement for our 2014 annual meeting of stockholders scheduled to be held on December 3, 2014, which we intend to file within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Transactions,” “Our Corporate Governance,” “Compensation for Executive Officers,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” contained in our definitive proxy statement for our 2014 annual meeting of stockholders scheduled to be held on December 3, 2014, which we intend to file within 120 days of the end of the fiscal year covered by this Annual Report on From 10-K.

Item 14.	Principal Accounting Fees and Services.

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Independent Registered Public Accounting Firm” contained in our definitive proxy statement for our 2014 annual meeting of stockholders scheduled to be held on December 3, 2014, which we intend to file within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report:

1.	Consolidated Financial Statements:

Consolidated Balance Sheets – June 30, 2014 and 2013

Consolidated Statements of Comprehensive (Loss) Income for the years ended June 30, 2014, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended June 30, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm – KPMG LLP

Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

2.	Financial Statement Schedule:
Schedule II – Valuation and Qualifying Reserves

3.	List of Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as filed on December 5, 2012.

3.2	Second Amended and Restated By-Laws of the Company. (k)

4.1	Specimen Certificate for Common Stock. (h)

10.1#	Immunomedics, Inc. 2002 Stock Option Plan, as amended. (h)

10.2	Amendment, dated March 13, 1995, to the Amended and Restated License Agreement among the Company, CMMI, and David M. Goldenberg, dated December 11, 1990. (c)

10.3	License Agreement, dated as of January 21, 1997, between the Company and Center for Molecular Medicine and Immunology, Inc. (d)

10.4	License Agreement, dated March 5, 1999, by and between the Company and IBC Pharmaceuticals. (e)

10.5	Development and License Agreement, dated December 17, 2000, between the Company and Amgen, Inc., as amended on April 1, 2001 (Confidentiality treatment has been granted for certain portions of the Agreement). (f)

10.6	Amended and Restated License Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc., dated December 11, 1990. (a)

10.7	Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (b)

10.8	Contract for Services dated effective as of January 1, 2002 between the Company and Logosys Logistik GmbH. (g)

10.9	Contribution and Assignment Agreement, dated as of June 30, 2002, between IBC Pharmaceuticals, LLC and IBC Pharmaceuticals, Inc. (h)

Exhibit No.	Description

10.10†	Development, Collaboration and License Agreement between UCB, S.A. and Immunomedics, Inc. dated May 9, 2006. (l)

10.11#	Immunomedics, Inc. 2006 Stock Incentive Plan (j)

10.12#	Amendment 2007-1 to the Immunomedics, Inc. 2006 Stock Incentive Plan (j)

10.13#	Form of Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.14#	Form of Change of Control Addendum to the Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.15#	Form of Notice of Grant of Stock Option under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.16#	Form of RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.17#	Form of Change of Control Addendum to RSU Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.18#	Form of Initial Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.19#	Form of Annual Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.20	First Addendum, dated May 5, 1993, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (m)

10.21	Second Addendum, dated March 29, 1995, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (m)

10.22	Letter Amendment, dated October 5, 1998, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (m)

10.23	Fourth Amendment Expansion/Extension Agreement dated August 15, 2001, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (m)

10.24†	License and Collaboration Agreement with Immunomedics, Inc and Nycomed GmbH, dated July 11, 2008. (o)

10.25#	Third Amended and Restated Employment Agreement, dated July 1, 2011, between Immunomedics, Inc. and Dr. David M. Goldenberg. (i)

10.26#	Fifth Amended and Restated Employment Agreement, dated July 1, 2011, between Immunomedics, Inc. and Cynthia L. Sullivan. (r)

10.27	Fifth Amendment Expansion Agreement dated June 18, 2009 of the Lease with WU/LH 300 American L.L.C. a successor-in-interest to Baker Properties Limited Partnership. (q)

10.28	Sixth Amendment Extension Agreement dated February 11, 2011 of the Lease with WU/LH 300 American L.L.C. a successor-in-interest to Baker Properties Limited Partnership. (n)

10.29	Amendment Agreement by and between the Company and UCB Pharma, S.A., dated December 27, 2011. (s)

10.30	Form of Warrant issued by the Company to UCB Pharma, S.A., dated December 27, 2011. (t)

10.31	Separation from Employment Agreement, effective September 3, 2013, by and between the Company and Gerard G. Gorman. (u)

Exhibit No.	Description

10.32	Employment Letter, dated August 15, 2013, by and between the Company and Peter Pfreundschuh. (u)

10.33	Change in Control and Severance Agreement, dated March 4, 2012, between Immunomedics, Inc. and Peter P. Pfreundschuh. (v)

10.34	Form of Restricted Stock Unit Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (w)

10.35	Form of Performance-Based Restricted Stock Unit Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (w)

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

23.2*	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The following financial information from the Annual report on Form 10-K for the fiscal year ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

(a)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 effective July 24, 1991 (Commission File No. 33-41053).
(b)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 effective January 30, 1992 (Commission File No. 33-44750).
(c)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
(d)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.
(e)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated March 23, 1999.
(f)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q (as amended) for the fiscal quarter ended March 31, 2001.
(g)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(h)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.
(i)	Incorporated by reference from the Exhibits to the Company’s current report on Form 8-K, as filed with the Commission on July 8, 2011.
(j)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-8 (Commission File Number 333-143420), filed May 31, 2007.
(k)	Incorporated by reference from the Exhibits to the Company’s Current Reports on Form 8-K as filed with the Commission on August 27, 2007.
(l)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006
(m)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
(n)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, as filed on May 10, 2011.
(o)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
(q)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
(r)	Incorporated by reference from Exhibits to the Company’s current report on Form 8-K, as filed with the Commission on June 25, 2014.
(s)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 2011, as filed on July 2, 2012.
(t)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011, as filed on February 8, 2012.
(u)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013.
(v)	Incorporated by reference from the Company’s current report on Form 8-K, as filed with the Commission on March 7, 2014.
(w)	Incorporated by reference to the Company’s current report on Form 8-K, as filed with the Commission on August 22, 2013.
*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(a)(3) of Form 10-K.
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	Filed herewith.
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(Exhibits available upon request)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

Date: August 25, 2014	By:	/s/	CYNTHIA L. SULLIVAN
Cynthia L. Sullivan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID M. GOLDENBERG David M. Goldenberg	Chairman of the Board, Chief Scientific Officer and Chief Medical Officer	August 25, 2014

/s/ CYNTHIA L. SULLIVAN Cynthia L. Sullivan	President, Chief Executive Officer and Director (Principal Executive Officer)	August 25, 2014

/s/ MARY PAETZOLD Mary Paetzold	Director	August 25, 2014

/s/ BRIAN A. MARKISON Brian A. Markison	Director	August 25, 2014

/s/ DON C. STARK Don C. Stark	Director	August 25, 2014

/s/ RICHARD L. SHERMAN Richard L. Sherman	Director	August 25, 2014

/s/ PETER P. PFREUNDSCHUH Peter P. Pfreundschuh	Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	August 25, 2014

EXHIBIT LIST

(excludes documents incorporated by reference)

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as filed on December 5, 2012.

3.2	Second Amended and Restated By-Laws of the Company. (k)

4.1	Specimen Certificate for Common Stock. (h)

10.1#	Immunomedics, Inc. 2002 Stock Option Plan, as amended. (h)

10.2	Amendment, dated March 13, 1995, to the Amended and Restated License Agreement among the Company, CMMI, and David M. Goldenberg, dated December 11, 1990. (c)

10.3	License Agreement, dated as of January 21, 1997, between the Company and Center for Molecular Medicine and Immunology, Inc. (d)

10.4	License Agreement, dated March 5, 1999, by and between the Company and IBC Pharmaceuticals. (e)

10.5	Development and License Agreement, dated December 17, 2000, between the Company and Amgen, Inc., as amended on April 1, 2001 (Confidentiality treatment has been granted for certain portions of the Agreement). (f)

10.6	Amended and Restated License Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc., dated December 11, 1990. (a)

10.7	Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (b)

10.8	Contract for Services dated effective as of January 1, 2002 between the Company and Logosys Logistik GmbH. (g)

10.9	Contribution and Assignment Agreement, dated as of June 30, 2002, between IBC Pharmaceuticals, LLC and IBC Pharmaceuticals, Inc. (h)

10.10†	Development, Collaboration and License Agreement between UCB, S.A. and Immunomedics, Inc. dated May 9, 2006. (l)

10.11#	Immunomedics, Inc. 2006 Stock Incentive Plan (j)

10.12#	Amendment 2007-1 to the Immunomedics, Inc. 2006 Stock Incentive Plan (j)

10.13#	Form of Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.14#	Form of Change of Control Addendum to the Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.15#	Form of Notice of Grant of Stock Option under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.16#	Form of RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.17#	Form of Change of Control Addendum to RSU Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.18#	Form of Initial Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

Exhibit No.	Description

10.19#	Form of Annual Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (m)

10.20	First Addendum, dated May 5, 1993, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (m)

10.21	Second Addendum, dated March 29, 1995, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (m)

10.22	Letter Amendment, dated October 5, 1998, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (m)

10.23	Fourth Amendment Expansion/Extension Agreement dated August 15, 2001, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992. (m)

10.24†	License and Collaboration Agreement with Immunomedics, Inc and Nycomed GmbH, dated July 11, 2008. (o)

10.25#	Third Amended and Restated Employment Agreement, dated July 1, 2011, between Immunomedics, Inc. and Dr. David M. Goldenberg. (i)

10.26#	Fifth Amended and Restated Employment Agreement, dated July 1, 2011, between Immunomedics, Inc. and Cynthia L. Sullivan. (r)

10.27	Fifth Amendment Expansion Agreement dated June 18, 2009 of the Lease with WU/LH 300 American L.L.C. a successor-in-interest to Baker Properties Limited Partnership. (q)

10.28	Sixth Amendment Extension Agreement dated February 11, 2011 of the Lease with WU/LH 300 American L.L.C. a successor-in-interest to Baker Properties Limited Partnership. (n)

10.29	Amendment Agreement by and between the Company and UCB Pharma, S.A., dated December 27, 2011. (s)

10.30	Form of Warrant issued by the Company to UCB Pharma, S.A., dated December 27, 2011. (t)

10.31	Separation from Employment Agreement, effective September 3, 2013, by and between the Company and Gerard G. Gorman. (u)

10.32	Employment Letter, dated August 15, 2013, by and between the Company and Peter Pfreundschuh. (u)

10.33	Change in Control and Severance Agreement, dated March 4, 2012, between Immunomedics, Inc. and Peter P. Pfreundschuh. (v)

10.34	Form of Restricted Stock Unit Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (w)

10.35	Form of Performance-Based Restricted Stock Unit Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended. (w)

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

23.2*	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The following financial information from the Annual report on Form 10-K for the fiscal year ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

(a)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 effective July 24, 1991 (Commission File No. 33-41053).
(b)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 effective January 30, 1992 (Commission File No. 33-44750).
(c)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
(d)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.
(e)	Incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K, dated March 23, 1999.
(f)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q (as amended) for the fiscal quarter ended March 31, 2001.
(g)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
(h)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.
(i)	Incorporated by reference from Exhibits to the Company’s current report on Form 8-K, as filed with the Commission on July 8, 2011.
(j)	Incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-8 (Commission File Number 333-143420), filed May 31, 2007.
(k)	Incorporated by reference from the Exhibits to the Company’s Current Reports on Form 8-K as filed with the Commission on August 27, 2007.
(l)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006
(m)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
(n)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, as filed on May 10, 2011.
(o)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
(q)	Incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
(r)	Incorporated by reference from Exhibits to the Company’s current report on Form 8-K, as filed with the Commission on June 25, 2014.
(s)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 2011, as filed on July 2, 2012.

(t)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011, as filed on February 8, 2012.
(u)	Incorporated by reference from the Exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013.
(v)	Incorporated by reference from the Company’s current report on Form 8-K, as filed with the Commission on March 7, 2014.
(w)	Incorporated by reference to the Company’s current report on Form 8-K, as filed with the Commission on August 22, 2013.
*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(a)(3) of Form 10-K.
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Filed herewith.
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(Exhibits available upon request)