Form 10-Q
period 2014-09-30
IMMUNOMEDICS INC
filed 2014-11-05
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares of the registrant’s common stock outstanding as of November 4, 2014 was 93,133,094.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	June 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$5,445,475	$6,961,494
Marketable securities	26,541,857	34,871,120
Accounts receivable, net of allowance for doubtful accounts of $86,537 at September 30, 2014 and $88,609 at June 30, 2014	555,474	674,617
Inventory	732,409	778,989
Other receivables	300,647	303,102
Prepaid expenses	1,842,922	1,614,897
Other current assets	104,603	180,678

Total current assets	35,523,387	45,384,897

Property and equipment, net of accumulated depreciation of $27,453,741 and $27,312,924 at September 30, 2014 and June 30, 2014, respectively	2,086,408	1,895,475
Value of life insurance policies	176,110	176,110
Other long-term assets	30,000	30,000

Total Assets	$37,815,905	$47,486,482

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$9,338,884	$6,886,682
Deferred revenues	243,305	240,158

Total current liabilities	9,582,189	7,126,840
Other liabilities	1,525,123	1,500,244
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2014 and June 30, 2014	—	—
Common stock, $0.01 par value; authorized 135,000,000 shares; issued 93,157,819 shares and outstanding 93,123,094 shares at September 30, 2014; and issued 93,113,480 shares and outstanding 93,078,755 shares at June 30, 2014	931,577	931,134
Capital contributed in excess of par	300,554,900	300,080,804
Treasury stock, at cost, 34,725 shares at September 30, 2014 and at June 30, 2014	(458,370)	(458,370)
Accumulated deficit	(273,876,058)	(261,465,638)
Accumulated other comprehensive income	79,255	261,837

Total Immunomedics, Inc. stockholders’ equity	27,231,304	39,349,767
Noncontrolling interest in subsidiary	(522,711)	(490,369)

Total stockholders’ equity	26,708,593	38,859,398

Total Liabilities and Stockholders’ Equity	$37,815,905	$47,486,482

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30,
	2014	2013
Revenues:
Product sales	$727,633	$559,023
License fee and other revenues	—	4,623,333
Research and development	344,365	315,465

Total revenues	1,071,998	5,497,821

Costs and Expenses:
Costs of goods sold	76,286	77,199
Cost of license fee and other revenues	—	1,189,170
Research and development	9,392,017	7,514,094
Sales and marketing	228,637	218,032
General and administrative	3,819,192	1,732,671

Total costs and expenses	13,516,132	10,731,166

Operating loss	(12,444,134)	(5,233,345)
Interest and other income, net	25,072	6,211
Foreign currency transaction (loss) gain	(11,737)	5,452

Loss before income tax expense	(12,430,799)	(5,221,682)
Income tax expense	(11,963)	(4,501)

Net loss	(12,442,762)	(5,226,183)
Less: Net loss attributable to noncontrolling interest	(32,342)	(25,220)

Net loss attributable to Immunomedics, Inc. stockholders	$(12,410,420)	$(5,200,963)

Loss per common share attributable to Immunomedics, Inc. stockholders, (basic and diluted)	$(0.13)	$(0.06)

Weighted average shares used to calculate loss per common share, (basic and diluted)	93,098,202	82,947,124

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(178,130)	72,367
Unrealized losses on available-for-sale securities	(4,452)	(4,960)

Other comprehensive (loss) income	(182,582)	67,407

Comprehensive loss	(12,625,344)	(5,158,776)
Less comprehensive loss attributed to noncontrolling interest	(32,342)	(25,220)

Net comprehensive loss attributable to Immunomedics, Inc.	$(12,593,002)	$(5,133,556)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2014	2013
Cash flows used in operating activities:
Net loss	$(12,442,762)	$(5,226,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	140,817	157,188
Amortization of deferred revenue	3,147	(2,515,766)
(Decrease) increase in allowance for doubtful accounts	(2,072)	21,153
Non-cash expense related to stock compensation	561,110	418,548
Gain from the sales of marketable securities	(7,215)	—
Non-cash increase in value of life insurance policy	—	(4,250)
Amortization of deferred rent	24,879	24,879
Changes in other operating assets and liabilities	2,475,308	(139,274)

Net cash used in operating activities	(9,246,788)	(7,263,705)

Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of marketable securities	8,336,478	—
Purchase of marketable securities	—	(20,082,913)
Purchases of property and equipment	(331,750)	(144,764)

Net cash provided by (used in) investing activities	8,004,728	(20,227,677)

Cash flows (used in) provided by financing activities:
Tax withholding payments for stock compensation	(86,571)	(159,436)
Exercise of stock options, net	—	910,677

Net cash (used in) provided by financing activities	(86,571)	751,241

Effect of changes in exchange rates on cash and cash equivalents	(187,388)	57,191

Net decrease in cash and cash equivalents	(1,516,019)	(26,682,950)
Cash and cash equivalents, beginning of period	6,961,494	41,326,000

Cash and cash equivalents, end of period	$5,445,475	$14,643,050

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Reference is made to the Annual Report on Form 10-K of Immunomedics, Inc., a Delaware corporation (“Immunomedics,” the “Company,” “we,” “our” or “us”), for the fiscal year ended June 30, 2014, which contains our audited consolidated financial statements and the notes thereto.

1.	Business Overview and Basis of Presentation

Immunomedics is a clinical-stage biopharmaceutical company that develops monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. The Company has continued to transition its focus away from the development and commercialization of diagnostic imaging products in order to accelerate the development of its therapeutic product candidates, although the Company still manufactures and commercializes its LeukoScan® product in territories where regulatory approvals have previously been granted in Europe, Canada and in other markets outside the U.S. LeukoScan® is indicated for diagnostic imaging for determining the location and extent of infection and inflammation in bone of patients with suspected osteomyelitis, including patients with diabetic foot ulcers. The Company has two foreign subsidiaries, Immunomedics B.V. in The Netherlands and Immunomedics GmbH in Darmstadt, Germany, that assist the Company in managing sales efforts and coordinating clinical trials in Europe. In addition, included in the accompanying condensed financial statements is the majority-owned U.S. subsidiary, IBC Pharmaceuticals, Inc. (“IBC”), which works on the development of novel cancer radiotherapeutics using patented pre-targeting technologies with proprietary, bispecific antibodies.

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. Operating results for the three-month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2015, or any other period.

Immunomedics is subject to significant risks and uncertainties, including, without limitation, the risk that the Company may be unable to successfully obtain financing for product development; the Company’s inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that the Company may be unable to secure regulatory approval of and market its drug candidates; the Company’s dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under the Company’s collaborative agreements, if any; uncertainties about the Company’s ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development or regulatory approval of competing products; the Company’s ability to protect its proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally.

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

The Company’s budgeted cash requirements in fiscal year 2015 are expected to be approximately $41.0 million, which includes expenses related to the clivatuzumab tetraxetan Phase 3 clinical trial for the treatment of patients with pancreatic cancer, as well as for expenses for the ongoing Phase 2 expansion ADC clinical trials (IMMU-132 and IMMU 130). The Company has the ability to reduce its cash flow spending requirements if necessary, after considering certain planned discretionary spending, including the funding of the Company’s clinical trial programs. For the three-month period ended September 30, 2014, the Company utilized cash aggregating $9.8 million. As of September 30, 2014, the Company has $32.0 million of cash, cash equivalents and marketable securities. The Company will require additional funding in order to fund its planned Phase 3 and Phase 2 clinical trials in fiscal 2015 and beyond.

The Company continues to pursue business development and licensing arrangements as a potential source of financing. These activities include potential payments from partners, UCB S.A. (“UCB”) and The Bayer Group (“Bayer”), as well as any new parties who may be interested in clinical programs as well as any licenses to the Company’s vast intellectual property estate. State and Federal Grants, along with potential debt and equity financing may also be other sources of financing.

The Company expects research and development activities to continue to expand over time, and it does not believe it will have adequate cash to continue to complete development of product candidates in line with its pipeline included in its long term corporate strategy. As a result, the Company will continue to require additional financial resources in order to conduct its research and development programs, clinical trials of product candidates and regulatory filings.

2.	Summary of Significant Accounting Policies

These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. The Company adheres to the same accounting policies in preparation of its interim financial statements.

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

Financial assets recorded on the condensed consolidated balance sheets as of September 30, 2014 and June 30, 2014 are categorized based on the inputs to the valuation techniques as follows (in thousands):

•	Level 1 – Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

•	Level 2 – Financial assets whose value are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

•	Level 3 – Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

	($ in thousands)
September 30, 2014	Level 1	Level 2	Level 3	Total
Money Market Funds	$1,264	$—	$—	$1,264
Marketable Securities:
U.S. Treasury Bonds	5,530	—	—	5,530
U.S. Government Sponsored Agencies	7,453	—	—	7,453
Corporate Debt Securities	13,559	—	—	13,559

Total	$27,806	$—	$—	$27,806

	($ in thousands)
June 30, 2014	Level 1	Level 2	Level 3	Total
Money Market Funds	$367	$—	$—	$367
Marketable Securities:
U.S. Treasury Bonds	8,537	—	—	8,537
U.S. Government Sponsored Agencies	7,457	—	—	7,457
Corporate Debt Securities	18,877	—	—	18,877

Total	$35,238	$—	$—	$35,238

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

Inventory

Inventory, which consists only of the finished product of LeukoScan®, is stated at the lower of cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead.

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

Research and Development Costs

Research and development costs are expensed as incurred. Costs incurred for clinical trials for patients and investigators are expensed as services are performed in accordance with the agreements in place with their clinical sites.

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

Stock-Based Compensation

The Company has a stock incentive plan, the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization and to align the employee’s interest with our stockholders. This plan is described more fully in Note 7 the audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2014 and Note 5 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three-month periods ended September 30, 2014 and 2013:

	Three-Month Period Ended September 30,
	2014	2013
Expected dividend yield	0%	0%
Expected option term (years)	5.07	5.20
Expected stock price volatility	61%	67%
Risk-free interest rate	1.60%	1.56%-1.74%

Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock-based awards.

Income Taxes

The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The

Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. The Company has recorded a full valuation allowance against its net deferred tax assets as of September 30, 2014.

Income taxes were provided for profitable foreign jurisdictions at the estimated annual tax rate during the three-month periods ended September 30, 2014 and 2013. The Company’s U.S. operations reported a net loss for the three-month periods ended September 30, 2014 and 2013, resulting in a tax benefit that was fully offset by a valuation allowance.

The Company has no liability for uncertain tax positions as of September 30, 2014.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three-month periods ended September 30, 2014 and 2013. The common stock equivalents excluded from the diluted per share calculation are 7,461,763 and 7,708,560 shares at September 30, 2014 and 2013, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss, unrealized loss on available for sale securities and foreign exchange translation adjustments and is presented in the condensed consolidated statements of comprehensive loss.

Reclassification

Certain prior period balances have been reclassified to conform to the current period presentation.

Accounting Pronouncements

In August 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-15, “Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This guidance clarifies that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments in this update are effective for annual reporting periods ending after December 15, 2016, and annual and interim periods thereafter, and early application is permitted. The Company is assessing ASU 2014-15’s impact and will adopt it when effective.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. This guidance clarifies that awards with these provisions should be treated as performance conditions that affect vesting, and do not impact the award’s estimated grant-date fair value. The amendments in this update are effective for annual reporting periods beginning after December 31, 2015, including interim periods, and early application is permitted. The Company is assessing ASU 2014-12’s impact and will adopt it when effective.

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

3.	Marketable Securities

Immunomedics adopted Accounting Standards Codification No. 320, Accounting for Investments - Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there are no positive intent and ability to hold to maturity, the securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income (loss). Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at September 30, 2014 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
September 30, 2014

U.S. Treasury Bonds	$5,529	$1	$—	$5,530
U.S. Government Sponsored Agencies	7,453	—	—	7,453
Corporate Debt Securities	13,564	5	(10)	13,559

	$26,546	$6	$(10)	$26,542

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2014 (in thousands):

	Fair Value	Net Carrying Amount

Due within one year	$24,943	$25,027
Due after one year through five years	1,599	1,610

	$26,542	$26,637

Marketable securities at June 30, 2014 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
June 30, 2014

U.S. Treasury Bonds	$8,537	$1	$(1)	$8,537
U.S. Government Sponsored Agencies	7,458	—	(1)	7,457
Corporate Debt Securities	18,876	12	(11)	18,877

	$34,871	$13	$(13)	$34,871

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2014 (in thousands):

	Fair Value	Net Carrying Amount
Due within one year	$25,336	$25,449
Due after one year through five years	9,535	9,603

	$34,871	$35,052

For the three-month period ended September 30, 2014, $8.3 million of the Company’s debt securities and municipal bonds either matured or were sold. There were no such sales or maturities during the three-month period ended September 30, 2013.

4.	Stockholders’ Equity

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	Currency Translation Adjustments	Net Unrealized (Losses) Gains on Available-for-Sale Securities	Accumulated Other Comprehensive Income
Balance, July 1, 2014	$261,924	$(87)	$261,837
Other comprehensive income (loss) before reclassifications	(178,130)	2,763	(175,367)
Amounts reclassified from accumulated other comprehensive income(a)	—	(7,215)	(7,215)

Net current-period other comprehensive loss	(178,130)	(4,452)	(182,582)

Balance, September 30, 2014	$83,794	$(4,539)	$79,255

Balance, July 1, 2013	$161,830	$—	$161,830
Other comprehensive income (loss) before reclassifications	72,367	(4,960)	67,407
Amounts reclassified from accumulated other comprehensive income(a)	—	—	—

Net current-period other comprehensive income (loss)	72,367	(4,960)	67,407

Balance, September 30, 2013	$234,197	$(4,960)	$229,237

All components of accumulated other comprehensive income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

(a)	For the three month period ended September 30, 2014, $7,215 was reclassified from accumulated other comprehensive income to interest and other income. There was no such reclassification during the three month period ended September 30, 2013.

5.	Stock Incentive Plan

The Company believes that awards under the Immunomedics, Inc. 2006 Stock Incentive Plan (the “Plan”) better align the interests of its employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, are vested immediately and have seven year contractual terms. At September 30, 2014, there were 9,857,606 shares of common stock reserved for possible future issuance under the Plan, both currently outstanding (6,461,763 shares) and which were available to be issued for future grants (3,395,843 shares).

The weighted average fair value at the date of grant for options granted during the three-month periods ended September 30, 2014 and 2013 were $1.75 and $3.07 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding and the expected stock price volatility is based on the Company’s daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the three-month period ended September 30, 2014 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2014	5,308,617	$3.41
Granted	488,719	$3.32
Cancelled or forfeited	(280,500)	$4.40

Outstanding, September 30, 2014	5,516,836	$3.35	3.67	$3,445,495

Exercisable, September 30, 2014	4,027,480	$3.16	2.76	$3,142,578

A summary of the Company’s non-vested restricted and performance stock units at July 1, 2014, and changes during the three-month period ended September 30, 2014 are presented below:

Outstanding Non-Vested Restricted and Performance Stock Units	Number of Awards
Non-vested at July 1, 2014	788,364
Restricted Units Granted	226,657
Vested	(397,364)
Exercised	(70,094)

Non-vested at September 30, 2014	547,563

The Company has 2,036,919 non-vested options, restricted and performance stock units outstanding as of September 30, 2014. As of September 30, 2014, there was $3.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 3.0 years. The Company recorded $0.6 million and $0.4 million for total stock-based compensation expense for employees, executive officers and non-employee Board members for the three-month periods ended September 30, 2014 and 2013, respectively.

Each non-employee Board member who continues to serve shall receive on the date of the annual stockholders meeting an annual grant of non-qualified stock options and restricted stock units, each equal in value to $45 thousand. The Company recorded $45 thousand and $55 thousand for stock-based compensation expense for these non-employee Board members restricted stock units for the three-month periods ended September 30, 2014 and 2013, respectively.

On August 14 2014, the Company awarded an additional 226,657 restricted stock units to certain executive officers of the Company at the market price on that date ($3.32 per share). These restricted stock units will vest over a four year period. As of September 30, 2014, there was $1.8 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these executive officers, excluding performance stock units. The cost is being recognized over a weighted-average period of 2.8 years. The Company recorded $0.2 million and $0.1 million for stock-based compensation expense for restricted stock units for each of the three-month periods ended September 30, 2014 and 2013, respectively.

On August 16, 2013, the Company also awarded certain executive officers Performance Units of up to 389,864 units of restricted stock units which are subject to attainment of certain performance milestones as well as certain continued service requirements. All or a portion of the Performance Units vest based upon the level of achievement of the milestones set forth in each agreement, which is expected to be achieved within five years of the grant date. The Performance Units that vest based upon attainment of the Performance Milestone will be exercised based on a percentage basis on the attainment of anniversary dates. As of September 30, 2014, there are 389,864 Performance Units available if all performances are achieved within five years of grant date. The Company recorded $32 thousand and $0.2 million for the stock-based compensation for the three-month periods ended September 30, 2014 and 2013, respectively. There is $0.9 million of total unrecognized compensation cost related to these non-vested Performance Units granted as of September 30, 2014. That cost is being recognized over a weighted-average period of 2.4 years. The unrecognized compensation cost is subject to modification on a quarterly basis based on review of performance probability and requisite achievement periods.

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the three-months ended September 30, 2014 and 2013 ($ in thousands):

	As of and for the Three Months Ended September 30, 2014
	United States	Europe	Total
Total assets	$35,017	$2,799	$37,816
Property and equipment, net	2,086	—	2,086
Revenues	368	704	1,072
(Loss) income before taxes	(12,455)	24	(12,431)

	As of and for the Three Months Ended September 30, 2013
	United States	Europe	Total
Total assets	$38,547	$2,663	$41,210
Property and equipment, net	2,074	—	2,074
Revenues	4,949	549	5,498
Loss before taxes	(5,187)	(35)	(5,222)

7.	Related Party Transactions

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

Immunomedics, Inc. leases approximately 1,000 square feet of its Morris Plains, NJ facility to CMMI at a cost of approximately $30 thousand per year. The Company incurred $10 thousand and $5 thousand of legal expenses on behalf of CMMI for patent related matters for each of the three-month periods ended September 30, 2014 and 2013. The Company has first rights to license those patents, and may decide whether or not to support them. However, any inventions made independently of the Company by CMMI are the property of CMMI. On occasion, CMMI engages in research contracts on behalf of Immunomedics, Inc. However, for the three-month periods ended September 30, 2014 and 2013 there were no research related activities charged to the Company.

For the three-month periods ended September 30, 2014 and 2013, Dr. Goldenberg received approximately $21 thousand and $20 thousand, respectively, in compensation for his services to IBC.

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

Takeda-Nycomed was solely responsible for the development, manufacturing, regulatory approval and commercialization of veltuzumab and the development, manufacturing and regulatory approval of the subcutaneous formulation for all non-cancer indications. The Company’s major obligations were to complete the research and development activities as specified in the Nycomed Agreement and to manufacture and supply veltuzumab to Takeda-Nycomed for the quantity of materials for the period of time specified in the Nycomed Agreement. The Company completed all of its obligations under the agreement, namely its manufacturing and supply obligations and its responsibilities in the Phase 1/2 study in immune thrombocytopenic purpura (“ITP”).

On October 3, 2013, the Company received notification from Takeda Pharmaceutical Company Limited/Nycomed GmbH of termination of the Nycomed Agreement. The notification was received subsequent to the Company’s filing of arbitration proceedings in an effort to resolve the dispute the Company has with Nycomed and Takeda concerning delays in the development of veltuzumab, which the Company argues is a material breach of the licensing agreement. As a result of the termination, all rights to veltuzumab revert to the Company. All parties have had discussions regarding the transition of veltuzumab back to the Company and certain materials have been returned to the Company. In addition, the Company has continued to pursue the arbitration procedure to address its claim for damages due to, among other things, delays in the development of veltuzumab.

On October 11, 2013, Takeda and Takeda-Nycomed filed their Statement of Defense and Counterclaims alleging, among other things, that the Company wrongfully terminated the licensing agreement and caused Takeda and Takeda-Nycomed to suffer significant damages and delays in developing veltuzumab. The Company responded by filing its own Statement of Defense on November 12, 2013, denying Takeda and Takeda-Nycomed’s allegations and contesting Takeda or Takeda-Nycomed’s rights to any relief. An arbitrator was appointed later that month. On December 20, 2013 the arbitrator issued a pre-hearing scheduling order and the arbitration proceeded in accordance with that schedule as subsequently amended. The hearing portion of the arbitration process was completed on August 21, 2014. Each party’s counsel filed final post-hearing submissions on October 17, 2014. The decision by the arbitrator is expected within two months of the post-hearing submissions.

UCB, S.A.

On May 9, 2006, the Company entered into an agreement with UCB, S.A. referred to herein as UCB, providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab for the treatment of all non-cancer indications referred to herein as the UCB Agreement. Under the terms of the UCB Agreement, the Company received from UCB a non-refundable cash payment totaling $38.0 million. On December 27, 2011, the Company entered into the Amendment Agreement with UCB referred to herein as the Amendment Agreement. The Amendment Agreement provided UCB the right to sublicense epratuzumab, subject to obtaining the Company’s prior consent, to a third party for the United States and certain other territories. As of September 30, 2014, UCB has not executed a sublicense agreement with a third-party.

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

Collectively, pursuant to the UCB Agreement and the Amendment Agreement the Company is

entitled to receive (i) up to $145.0 million in cash payments and $20.0 million in equity investments in regulatory milestone payments and (ii) up to $260.0 million related to the achievement of specified product sales milestones. The Company is also entitled to product royalties ranging from a mid-teen to mid-twenty percentage of aggregate annual net sales under the UCB Agreement and Amendment Agreement during the product royalty term. No development milestone, commercialization milestone or royalty payments were achieved through September 30, 2014. There can be no assurance that the development or commercialization milestones or royalty payment thresholds under the UCB Agreement and Amendment Agreement will be met and therefore there can be no assurance that the Company will receive such future payments.

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

The Bayer Group (formerly Algeta ASA)

In January 2013, the Company entered into a collaboration agreement with Algeta ASA for the development of epratuzumab to be conjugated with Algeta’s proprietary thorium-227 alpha-pharmaceutical payload. On August 2, 2013, an amendment to the collaboration agreement was entered into between the two companies modifying certain delivery and supply parameters. Under the terms of this agreement, as amended, the Company is required to manufacture and supply clinical-grade epratuzumab to Algeta, which has rights to evaluate the potential of a Targeted Thorium Conjugate (TTC), linking thorium-227 to epratuzumab, for the treatment of patients with cancer. Algeta will fund all non-clinical and clinical development costs up to the end of Phase 1 clinical testing. Upon successful completion of Phase 1 testing, the parties shall negotiate terms for a license agreement at Algeta’s request. The Company and Algeta agreed to certain parameters in the collaboration agreement. Under the terms of the collaboration agreement, as amended, Immunomedics received an upfront cash payment and other payments which have been recognized upon the Company fulfilling its obligations under the collaboration agreement. For the three-month period ended September 30, 2013, the Company recognized $4.6 million of revenue under this arrangement, which has been included in license fee and other revenues, while the related costs of $1.2 million is included in cost of license fee and other revenue. As of fiscal year ended June 30, 2014, the Company recognized all of the initial cash payments as revenue as the aspects of delivery for the clinical supply material have been satisfied. On March 6, 2014, The Bayer Group (“Bayer”) completed its voluntary takeover of 98.2% shares and voting rights in Algeta ASA which made Algeta ASA a majority-owned subsidiary of Bayer. Bayer has subsequently acquired the remaining shares from the minority shareholders and the program with Immunomedics has been formally transferred to Bayer (Algeta).

9.	Commitments and Contingencies

Employment Contracts

Effective July 1, 2011, the Company entered into the Third Amended and Restated Employment Agreement with Dr. Goldenberg for his service to the Company as the Chief Scientific Officer and Chief Medical Officer (the “Goldenberg Agreement”), which terminates July 1, 2016. This agreement covers aspects of his compensation as well as duties and responsibilities at Immunomedics. Under this agreement Dr. Goldenberg’s annual base salary is at a minimum of $0.5 million, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee (increased 3.5% to $0.6 million for the 2015 fiscal year). Dr. Goldenberg will also be eligible to participate in any Company incentive compensation plan in place for its senior level executives and is eligible to receive an annual discretionary bonus based upon certain performance standards to be determined by the Compensation Committee. Dr. Goldenberg’s annual bonus target is 50% of his annual base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount.

Under the Goldenberg Agreement, Dr. Goldenberg is eligible to receive certain additional incentive compensation during the agreement term, including being eligible to receive royalty payments from royalties received by the Company. For each fiscal year, the Company shall pay Dr. Goldenberg a sum equal to a percentage of the annual royalties the Company receives on each of the products for which Dr. Goldenberg is an inventor, and all products using, related to or derived from products for which Dr. Goldenberg is an inventor. The percentage of royalties that the Company will pay to Dr. Goldenberg on each patented product will be determined based on the percentage of royalties that the Company receives from external third parties.

Under the terms of the Goldenberg Agreement, the Company makes a minimum quarterly payment of $37.5 thousand to Dr. Goldenberg during each of the fiscal years during the Goldenberg Agreement, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. For the three-month periods ended September 30, 2014 and 2013, no additional incentive compensation payments were made to Dr. Goldenberg other than the $37.5 thousand minimum quarterly payments.

On July 1, 2014, the Company and Cynthia L. Sullivan entered into the Fifth Amended and Restated Employment Agreement pertaining to Ms. Sullivan’s service as the Company’s President and Chief Executive Officer. The Amended Sullivan Agreement shall terminate on July 1, 2017. Ms. Sullivan’s annual base salary under the agreement is $0.6 million, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee (increased by 3.5% for the 2015 fiscal year). Ms. Sullivan is also eligible to participate in the Company’s incentive compensation plan in place for its senior level executives. Ms. Sullivan’s annual bonus target is 50% of her base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. Ms. Sullivan will also be eligible to receive equity compensation awards under the Company’s 2006 Stock Incentive Plan, or any such successor equity compensation plan as may be in place from time to time.

Legal Matters

The following is a summary of legal matters that are outstanding:

Former Licensing Partner:

On October 3, 2013, the Company received notification from Takeda Pharmaceutical Company Limited/Nycomed GmbH of termination of the License and Collaboration Agreement that it entered into with Nycomed which provided Nycomed a worldwide license to develop, manufacture and commercialize veltuzumab, in the subcutaneous formulation, for the treatment of all non-cancer indications, referred to herein as the Nycomed Agreement. The notification was received subsequent to the Company’s filing of arbitration proceedings in an effort to resolve the dispute it has with Nycomed and Takeda concerning delays in the development of veltuzumab, which the Company argues is a material breach of the Nycomed Agreement. As a result of the termination, all rights to veltuzumab revert to the Company. All parties have had discussions regarding the transition of veltuzumab back to the Company and certain materials have been returned to the Company. In addition, the Company has continued to pursue the arbitration procedure to address its claim for damages due to, among other things, delays in the development of veltuzumab.

On October 11, 2013, Takeda and Takeda-Nycomed filed their Statement of Defense and Counterclaims alleging, among other things, that the Company wrongfully terminated the licensing agreement and caused Takeda and Takeda-Nycomed to suffer significant damages and delays in developing veltuzumab. The Company responded by filing its own Statement of Defense on November 12, 2013, denying Takeda and Takeda-Nycomed’s allegations and contesting Takeda or Takeda-Nycomed’s rights to any relief. An arbitrator was appointed later that month. On December 20, 2013 the arbitrator issued a pre-hearing scheduling order, and the arbitration proceeded in accordance with that schedule as subsequently amended. The hearing portion of the arbitration process was completed on August 21, 2014. Each party’s counsel filed a final post-hearing submission on October 17, 2014. The decision by the arbitrator is expected within two months of the post-hearing submissions.

The Company does not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Shareholder complaints:

Two separate shareholder derivative complaints have been filed against the Company. First, on March 24, 2014, a complaint styled Kops v. Goldenberg, et al., was filed in the Superior Court of New Jersey, Chancery Division, General Equity Part, Morris County. Second, on April 18, 2014, a complaint styled Breitman v. Sullivan, et al., was filed in the United States District Court for the District of New Jersey. The complaints allege, among other things, that the Company and certain directors and officers breached their fiduciary duties for disseminating false and misleading information relating to the termination of the Nycomed Agreement. In particular, the complaints allege that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaints allege that the breaches in fiduciary duties by the directors and officers caused damages to the Company and stockholders, including a decline in value of the Company’s common stock, increased investigatory and litigation costs, and exposure to civil liability as a result of a pending securities fraud class action suit. Plaintiffs bring the derivative actions to recover damages against the directors and officers for the benefit of the Company, and to require the Company to reform and improve its corporate governance and internal procedures. Both derivative actions have been stayed pending the outcome of a related putative class action lawsuit, described below. The defendants believe that the allegations in the derivative complaints are without merit and intend to defend the lawsuits vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

A putative class action lawsuit, styled Nasyrova v. Immunomedics, Inc., was filed on February 27, 2014 in the United States District Court for the District of New Jersey. The lawsuit alleges that the Company and certain of its current and former officers and directors failed to disclose and/or made material misstatements in the Company’s public filings relating to the termination of the Nycomed Agreement. In particular, the complaint alleges that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On June 24, 2014 the District Court entered an order appointing John Neff as lead plaintiff and The Rosen Law Firm, P.A. as lead counsel. Lead plaintiff and lead counsel thereafter filed an Amended Class Action Complaint on August 8, 2014. The defendants filed a motion to dismiss the Amended Class Action Complaint on September 22, 2014. The defendants believe that the allegations in the class action complaint are without merit and intend to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

10.	Subsequent Event

On October 1, 2014, the Company’s registration statement on Form S-3, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 16, 2014, was deemed effective using a “shelf” registration process. Under this shelf registration statement, the Company may issue, in one or more offerings, any combination of common stock, preferred stock senior or subordinated debt securities, warrants, or units, up to a total dollar amount of $130.0 million.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, are intended to identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: we may be unable to obtain required financing and other sources of funds on acceptable terms, if at all; our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; our ability to protect our proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Overview

Immunomedics is a clinical-stage biopharmaceutical company developing monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. Our advanced proprietary technologies allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins. Using these technologies, we have built a pipeline of nine clinical-stage product candidates. We have an ongoing collaboration with UCB, S. A. (UCB), to whom we licensed epratuzumab for the treatment of all non-cancer indications worldwide. UCB expects Phase 3 data in systemic lupus erythematosus in the first half of 2015. The Company will require additional funding in order to continue the planned Phase 2 and Phase 3 Company-directed clinical trial programs discussed in the Clinical

Pipeline Update section below. We are exploring epratuzumab in oncology in collaboration with independent cancer study groups. Our most advanced candidate, to which we retain worldwide rights for all indications, is 90Y-clivatuzumab tetraxetan. We initiated a Phase 3 registration trial in January 2014 in patients with advanced pancreatic cancer and expect topline data in mid-2016. Our portfolio of wholly-owned product candidates also includes antibody-drug conjugates, (ADCs) that are designed to deliver a specific payload of a chemotherapeutic directly to the tumor while reducing overall toxic effects that are usually found with conventional administration of these chemotherapeutic agents. Our most advanced ADCs are IMMU-132 (anti-TROP-2-SN-38) and IMMU-130 (anti-CEACAM5-SN-38), which are in Phase 2 trials for a number of solid tumors and metastatic colorectal cancer, respectively. We also have a number of other product candidates that target solid tumors and hematologic malignancies, as well as other diseases, in various stages of clinical and pre-clinical development. These include bispecific antibodies targeting cancers and infectious diseases as T-cell redirecting immunotherapies, as well as bispecific antibodies for next-generation cancer and autoimmune disease therapies, created using its patented DOCK-AND-LOCK® protein conjugation technology. We believe that our portfolio of intellectual property protects our product candidates and technologies.

The development and commercialization of successful therapeutic products is subject to numerous risks and uncertainties including, without limitation, the following:

•	the financial resources available to us during any particular period;

•	the type of therapeutic compound under investigation and nature of the disease in connection with which the compound is being studied;

•	our ability, as well as the ability of our partners, to conduct and complete clinical trials on a timely basis;

•	the time required for us to comply with all applicable federal, state and foreign legal requirements, including, without limitation, our receipt of the necessary approvals of the U.S. Food and Drug Administration, or FDA; and

•	many other factors associated with the commercial development of therapeutic products outside of our control.

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of September 30, 2014, we employed 17 professionals in our research and development departments and 23 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Epratuzumab

Our partner, UCB, is currently evaluating epratuzumab in two Phase 3 clinical trials in systemic lupus erythematosus, or SLE. There is currently no cure for lupus and treatment options are limited; belimumab is the only new drug to have gained U.S approval for SLE in the last 50 years. Moderate to severe SLE is chronic and potentially fatal, affecting approximately 300,000 people both in the U.S. and in the EU. This autoimmune disease is characterized by a variable and unpredictable course and has the potential to affect any part of the body including organs, skin, joints, blood vessels and nervous system. In December 2010, UCB launched the two Phase 3 EMBODY™ studies based on encouraging results from a Phase 2b study, in which patients treated with epratuzumab reported higher response rates than the placebo patients. Some of the differences in response rates were observed as early as eight weeks after treatment, with further improvement at week 12. In addition, results from an open-label extension arm of the trial showed that continued cycles of epratuzumab therapy maintained improvements or further reduced the lupus disease activity of patients. Furthermore, in some patients, there was a reduction in corticosteroid doses, and no new safety concerns were identified. Patients also reported clinically meaningful improvements in health-related quality of life. UCB has indicated they expect top-line data from these Phase 3 trials during the first half of calendar year 2015.

We have retained the rights to epratuzumab in oncology and continue to develop this product candidate in oncology indications, namely in non-Hodgkin lymphoma, or NHL, and acute lymphoblastic leukemia, or ALL, in cooperation with study groups in the United States and Europe.

The IntreALL Inter-European study group is conducting a large, multicenter, international trial combining epratuzumab with chemotherapy in pediatric patients with relapsed ALL. This Phase 3 study, which is partially funded by the European Commission, assesses the efficacy and safety of this combination therapy using event-free survival as the surrogate for survival, the primary endpoint.

For adult patients with ALL, there is one ongoing clinical trial. The CheprALL study, sponsored by the French GRAALL study group, is a multicenter Phase 2 trial of epratuzumab combined with chemotherapy also in adult patients with relapsed ALL.

Yttrium-90-Labeled Clivatuzumab Tetraxetan

The Phase 3 PANCRIT-1 registration trial of yttrium-90-labeled clivatuzumab tetraxetan continues to enroll patients with metastatic pancreatic cancer who have received at least two prior therapies, one of which must have been a gemcitabine-containing regimen. This study is evaluating the safety and efficiency, as measured by overall survival, of the radiolabeled antibody plus low-dose gemcitabine and best supportive care compared to placebo plus low-dose gemcitabine and best supportive care. Repeated treatments with this combination have been found to offer a survival benefit in the same late-stage setting in an earlier Phase 1b study. Two patients from that study remain alive 22 and 24 months after receiving their first therapy cycle of 90Y-clivatuzumab tetraxetan and low-dose gemcitabine.

We expect to complete accruing 440 patients into the PANCRIT-1 study in the second half of calendar year 2015, with first results possible in the middle of calendar year 2016.

Antibody-Drug Conjugates (ADCs)

We have three product candidates from our proprietary ADC program that are in clinical development, two of which focus on the treatment of patients with metastatic solid tumors. The first ADC program, IMMU-132, is an anti-TROP-2-SN-38 ADC currently being evaluated in patients with a variety of solid tumors. IMMU-130 is an anti-CEACAM5-SN-38 ADC currently in development for the treatment of metastatic colorectal cancer, or mCRC. Additionally, milatuzumab conjugated with the chemotherapeutic doxorubicin is in dose-escalation studies in patients with multiple myeloma, NHL or chronic lymphocytic leukemia, or CLL.

IMMU-132

IMMU-132 has received orphan drug designation from the FDA for the treatment of patients with small cell lung cancer (SCLC) and pancreatic cancer. The ADC has also been designated an orphan drug by the European Medicines Agency for the treatment of pancreatic cancer in the European Union. In addition to SCLC and pancreatic cancer, IMMU-132 is currently in Phase 2 clinical development focusing on select types of solid cancers including triple-negative breast cancer and colorectal cancer. Results from this multicenter study, as well as initial data from the expansion phase of the trial, were presented at the 2014 Annual Meeting of American Society of Clinical Oncology.

Overall, 71% of patients (34 of 48) with diverse metastatic solid cancers had durable disease stabilization after receiving treatments with IMMU-132. These include seven patients (15%) with colorectal, small-cell and non-small-cell lung, esophageal, or triple-negative breast cancers showing partial responses with tumor shrinkage of 30% or more as measured by computed tomography (CT).

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

IMMU-130

Our second investigational solid-tumor ADC involves our labetuzumab antibody, anti-CEACAM5, conjugated to SN-38. The agent is currently being studied in patients with mCRC who had received at least one prior irinotecan-containing regimen and had an elevated blood titer of carcinoembryonic antigen (CEA). Several dosing schedules were evaluated in three Phase 1 studies. IMMU-130 showed therapeutic activity in all three trials, but a more frequent dosing schedule, with administrations of IMMU-130 once or twice-weekly for two weeks followed by a week off, appeared to be more active in patients with mCRC than when administered every other week.

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

Milatuzumab-Doxorubicin

Milatuzumab conjugated with doxorubicin is our first clinically-evaluated agent from our ADC program. The scientific rationale for developing this agent is to take advantage of the rapid internalization property of milatuzumab when bound to CD74. We believe the therapeutic efficacy of milatuzumab-doxorubicin may be the combined cytotoxic effects of both the antibody and the drug. The ADC is in a Phase 1/2 study in multiple myeloma, NHL and CLL. Patient enrollment is completed for the multiple myeloma indication and ongoing for NHL and CLL.

Early-Stage Programs

We have additional potential products for the treatment of cancer and autoimmune diseases including veltuzumab, our anti-CD20 antibody, milatuzumab, our anti-CD74 antibody and its doxorubicin conjugate. Other programs include IMMU-114, a humanized anti-HLA-DR antibody.

Veltuzumab

Veltuzumab is being evaluated in a Phase 2 study in combination with 90Y-epratuzumab tetraxetan in patients with aggressive NHL, funded by a grant from the Small Business Innovation Research, or SBIR, program of the National Cancer Institute, or NCI. In autoimmune diseases, we are studying the subcutaneous formulation of veltuzumab in patients with immune thrombocytopenia (ITP) in a Phase 1/2 trial. This trial has completed patient accrual and patients are still being followed for up to 5 years.

We are currently evaluating various options for further clinical development of veltuzumab in ITP and other autoimmune disease indications, as well as in oncology, including licensing arrangements and collaborations with outside study groups.

Milatuzumab

Milatuzumab is a humanized monoclonal antibody targeting tumors that express the CD74 antigen, which is present on a variety of hematological tumors and even on some solid cancers, with restricted expression by normal tissues. It has received orphan drug designation from the FDA for the treatment of patients with multiple myeloma or CLL. Milatuzumab is the first anti-CD74 antibody that has entered into human testing and we have completed initial Phase 1studies in patients with relapsed multiple myeloma, NHL or CLL.

Milatuzumab is being developed for the treatment of graft-versus-host disease and has also received a Department of Defense grant for a clinical study in patients with lupus.

Yttrium-90-Labeled Epratuzumab Tetraxetan

90Y-epratuzumab tetraxetan is our radiolabeled anti-CD22 investigational product for patients with NHL. As noted above, the radiolabeled antibody is currently being studied in a combination with veltuzumab in a Phase 2 clinical trial for the therapy of patients with aggressive NHL, supported by a NCI-SBIR grant.

IMMU-114

IMMU-114 is a novel humanized antibody directed against an immune response target, HLA-DR, for the treatment of patients with B-cell cancers. HLA-DR is a receptor located on the cell surface whose role is to present foreign objects to the immune system for the purpose of eliciting an immune response. Increased presence of HLA-DR in hematologic cancers has made it a prime target for antibody therapy. The anti-HLA-DR antibody is being evaluated as a subcutaneously administered monotherapy for patients with NHL or CLL.

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

Stock-Based Compensation

We have a stock incentive plan, the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization and to align the employee’s interest with our stockholders. This plan is described more fully in Note 7 to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2014 and Note 5 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three-month periods ended September 30, 2014 and 2013:

	Three-Month Period Ended September 30,
	2014	2013
Expected dividend yield	0%	0%
Expected option term (years)	5.07	5.20
Expected stock price volatility	61%	67%
Risk-free interest rate	1.60%	1.56%-1.74%

Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock-based awards.

Research and Development Costs

Research and development costs are expensed as incurred. Costs incurred for clinical trials for patients and investigators are expensed as services are performed in accordance with the agreements in place with their clinical sites.

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

Three-Month Period Ended September 30, 2014 Compared to 2013

Revenues

Revenues for the three-month period ended September 30, 2014 were $1.1 million, as compared to $5.5 million for the three-month period ended September 30, 2013. License and other revenues were $4.6 million for the three-month period ended September 30, 2013. There were no license and other revenues for the same period in fiscal 2015. This decrease principally resulted from license revenue earned upon fulfilling the Company’s obligations under the Algeta ASA Service Agreement, as amended, in the prior period. Product sales for the three-month period ended September 30, 2014 were $0.7 million, as compared to $0.6 million for the same period in 2013. Research and development revenues for both the three-month periods ended September 30, 2014 and 2013 were $0.3 million.

Costs and Expenses

Total costs and expenses for the three-month period ended September 30, 2014 were $13.5 million, as compared to $10.7 million for the same period in 2013, representing an increase of $2.8 million or 26%. Research and development expenses for the three-month period ended September 30, 2014 were $9.4 million, as compared to $7.5 million for the same period in 2013, an increase of $1.9 million or 25%. This increase was primarily due to increased product development expenses related to the Phase 3 PANCRIT-1 and the Phase 2 antibody-drug conjugates’ clinical trials.

Cost of goods sold for both the three-month periods ended September 30, 2014 and 2013 were $0.1 million. Gross profit margins were 90% for the first quarter of fiscal 2015 as compared to 86% for the first quarter of fiscal 2014. Cost of license fees and other revenues resulting from the recognition of $1.2 million deferred manufacturing costs related to the Algeta service agreement which was completed during the three-month period ended September 30, 2013. There were no license fees and other costs in the three-month period ended September 30, 2014. Sales and marketing expenses for both three-month periods ended September 30, 2014 and 2013 were $0.2 million. General and administrative expenses were $3.8 million for the three month period ended September 30, 2014 representing an increase of $2.1 million or 124% as compared to $1.7 million for the three month period ended September 30, 2013. This increase is primarily attributable to approximately $2.1 million of increased legal and professional fees, (principally increased legal fees regarding the arbitration proceedings with Takeda-Nycomed).

Foreign Currency Transaction (Loss) Gain

Foreign currency transaction loss amounted to $12 thousand for the three-month period ended September 30, 2014 as compared to a gain of $5 thousand for the same period in 2013, primarily as a result of currency fluctuations between the U.S. dollar and the euro.

Net Loss Attributable to Immunomedics, Inc.

Net loss attributable to Immunomedics, Inc. common stockholders for the three-month period ended September 30, 2014 was $12.4 million, or $0.13 per share, as compared to a net loss of $5.2 million or $0.06 per share, in the same period in 2013. The $7.2 million increase in the net loss this quarter was primarily due to increased research and development cost related to clinical trials, increased legal and professional fees, and the decrease in other revenues received in the prior period that related to the Algeta agreement.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operating activities. Net cash used in operating activities for the three-month period ended September 30, 2014 was $9.2 million as compared to $7.3 million net cash used in operating activities for the three-month period ended September 30, 2013. Cash used in operating activities in fiscal 2015 increased primarily because of $1.5 million of cash proceeds received under the Algeta ASA Agreement from the prior year.

Cash flows from investing activities. Net cash provided by investing activities for the three-months ended September 30, 2014 was $8.0 million as compared to $20.2 million of net cash used in investing activities for the three months ended September 30, 2013. The increase in cash flow provided by investing activities for fiscal 2015 was primarily due to $8.3 million of marketable securities that either matured or were sold during the current period and the cash used in the prior period of $20.1 million for purchases of marketable securities, with no purchases in the first quarter of fiscal 2015.

Cash flows from financing activities. Net cash used in financing activities for the three-month period ended September 30, 2014 was $0.1 million as compared to $0.8 million of net cash provided by financing activities for the three months ended September 30, 2013. The change resulted principally from $0.9 million in proceeds received from the exercise of stock options in the 2013 period that did not occur in the current period.

Working Capital and Cash Requirements

At September 30, 2014, we had working capital of $25.9 million, which was approximately $12.4 million lower than the working capital of $38.3 million at June 30, 2014. Our cash, cash equivalents and marketable securities amounted to $32.0 million at September 30, 2014, representing a decrease of $9.8 million from $41.8 million at June 30, 2014. The decreases were primarily a result of our use of $9.2 million of cash used in operations. Working capital also decreased as a result of a $2.5 million increase in accounts payable and accrued expenses, primarily for legal and professional fees.

Our budgeted cash requirements in fiscal year 2015 are expected to be approximately $41.0 million, which includes expenses related to the clivatuzumab tetraxetan Phase 3 clinical trial for the treatment of patients with pancreatic cancer, as well as for expenses for the ongoing Phase 2 expansion ADC clinical trials (IMMU-132 and IMMU 130). We have the ability to reduce our cash flow spending requirements if necessary, after considering certain planned discretionary spending, including the funding of our clinical trial programs. For the three-month period ended September 30, 2014, we utilized cash aggregating $9.8 million. As of September 30, 2014, we have $32.0 million of cash, cash equivalents and marketable securities. We will require additional funding in order to fund our planned Phase 3 and Phase 2 clinical trials in fiscal 2015 and beyond.

We continue to pursue business development and licensing arrangements as a potential source of financing. These activities include potential payments from partners, UCB S.A. (“UCB”) and The Bayer Group (“Bayer”), as well as any new parties who may be interested in clinical programs as well as any licenses to the our vast intellectual property estate. State and Federal Grants, along with potential debt and equity financing may also be other sources of financing.

We expect research and development activities to continue to expand over time, and we do not believe we will have adequate cash to continue to complete development of product candidates in our pipeline according to our long-term corporate strategy. As a result, we will continue to require additional financial resources in the future in order to conduct our research and development programs, clinical trials of product candidates and regulatory filings. Our ability to raise capital through public and private equity or debt financings are dependent upon economic conditions that may be present at the time of these fund raising events. There can be no assurances that financing will be available when needed with acceptable terms to us, if at all. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected. Furthermore, the terms of any such debt or equity financing may include covenants which may limit our future ability to manage the business. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

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

(a) Disclosure Controls and Procedures: We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules promulgated by the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

Former Licensing Partner:

On October 3, 2013, the Company received notification from Takeda Pharmaceutical Company Limited/Nycomed GmbH of termination of the License and Collaboration Agreement that it entered into with Nycomed which provided Nycomed a worldwide license to develop, manufacture and commercialize veltuzumab, in the subcutaneous formulation, for the treatment of all non-cancer indications, referred to herein as the Nycomed Agreement. The notification was received subsequent to the Company’s filing of arbitration proceedings in an effort to resolve the dispute it has with Nycomed and Takeda concerning delays in the development of veltuzumab, which the Company argues is a material breach of the Nycomed Agreement. As a result of the termination, all rights to veltuzumab revert to the Company. All parties have had discussions regarding the transition of veltuzumab back to the Company and certain materials have been returned to the Company. In addition, the Company has continued to pursue the arbitration procedure to address its claim for damages due to, among other things, delays in the development of veltuzumab.

On October 11, 2013, Takeda and Takeda-Nycomed filed their Statement of Defense and Counterclaims alleging, among other things, that the Company wrongfully terminated the Nycomed Agreement and caused Takeda and Takeda-Nycomed to suffer significant damages and delays in developing veltuzumab. The Company responded by filing its own Statement of Defense on November 12, 2013, denying Takeda and Takeda-Nycomed’s allegations and contesting Takeda or Takeda-Nycomed’s rights to any relief. An arbitrator was appointed later that month. On December 20, 2013 the arbitrator issued a pre-hearing scheduling order and the arbitration proceeded in accordance with that schedule as subsequently amended. The hearing portion of the arbitration process was completed on August 21, 2014. Each party’s counsel filed a final post-hearing submission on October 17, 2014. The decision by the arbitrator is expected within two months of the post-hearing submission.

The Company does not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Shareholder complaints:

Two separate shareholder derivative complaints have been filed against the Company. First, on March 24, 2014, a complaint styled Kops v. Goldenberg, et al., was filed in the Superior Court of New Jersey, Chancery Division, General Equity Part, Morris County. Second, on April 18, 2014, a complaint styled Breitman v. Sullivan, et al., was filed in the United States District Court for the District of New Jersey. The complaints allege, among other things, that the Company and certain directors and officers breached their fiduciary duties for disseminating false and misleading information relating to the termination of the Nycomed Agreement. In particular, the complaints allege that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaints allege that the breaches in fiduciary duties by the directors and officers caused damages to the Company and stockholders, including a decline in value of the Company’s common stock, increased investigatory and litigation costs, and exposure to civil liability as a result of a pending securities fraud class action suit. Plaintiffs bring the derivative actions to recover damages against the directors and officers for the benefit of the Company, and to require the

Company to reform and improve its corporate governance and internal procedures. Both derivative actions have been stayed pending the outcome of a related putative class action lawsuit, described below. The defendants believe that the allegations in the derivative complaints are without merit and intend to defend the lawsuits vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

A putative class action lawsuit, styled Nasyrova v. Immunomedics, Inc., was filed on February 27, 2014 in the United States District Court for the District of New Jersey. The lawsuit alleges that the Company and certain of its current and former officers and directors failed to disclose and/or made material misstatements in the Company’s public filings relating to the termination of the Nycomed Agreement. In particular, the complaint alleges that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On June 24, 2014, the District Court entered an order appointing John Neff as lead plaintiff and The Rosen Firm, P.A. as lead counsel. Lead plaintiff and lead counsel thereafter filed an Amended Class Action Complaint on August 8, 2014. The defendants filed a motion to dismiss the Amended Class Action Complaint on September 22, 2014. The defendants believe that the allegations in the class action complaint are without merit and intend to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

We have incurred significant operating losses since our formation in 1982. As of September 30, 2014, we had an accumulated deficit of approximately $273.9 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our existing licensing agreement with UCB and the collaboration agreement with Bayer (Algeta). The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our business operations or related cash flows. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging product. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic product and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. Although we may have net income from time to time based on the timing and amount of proceeds received under collaborative agreements, we expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our clinical development efforts.

We do not believe we will have adequate cash at our current expected spending level to fund our clinical development programs through the next twelve months. We will require additional financial resources after we utilize our current liquid assets in order to continue our clinical development programs as is currently budgeted for fiscal year 2015. We are actively pursuing various financing alternatives as market conditions permit through licensing and collaborative agreements or additional potential equity or debt financings, if necessary. We continue to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of our proprietary technologies. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. If we are unable to raise additional capital funding in the near term, we can implement certain planned discretionary spending reductions, including the reduced funding of our clinical trial programs in order for us to continue our operations at least through the next twelve months.

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

Clinical trials involve the administration of a product candidate to patients who are already extremely ill, making patient enrollment often difficult and expensive. Moreover, even in ideal circumstances where the patients can be enrolled and then followed for the several months or more required to complete the study, the trials can be suspended, terminated or otherwise fail for any number of reasons, including:

•	later-stage clinical trials may raise safety or efficacy concerns not readily apparent in earlier trials;

•	unforeseen difficulties in manufacturing the product candidate in compliance with all regulatory requirements and in the quantities needed to complete the trial which may become cost-prohibitive;

•	while underway, the continuation of clinical trials may be delayed, suspended or terminated due to modifications to the clinical trial’s protocols based on interim results obtained or changes required by the FDA;

•	we or our collaboration partner(s) may suspend or cease trials in our or their sole discretion;

•	during the long trial process alternative therapies may become available which make further development of the product candidate impracticable; and

•	if we are unable to obtain the additional capital we need to fund all of the clinical trials we foresee, including the anticipated Phase 3 trial for Y-90-labeled clivatuzumab tetraxetan in pancreatic cancer, we may be forced to cancel or otherwise curtail such trials and other studies.

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

In order to fund future operations, we will need to raise significant amounts of additional capital. Because it can be difficult for a small-cap company like ours to raise equity capital on acceptable terms and given the continued weakness of the economy, we cannot assure you that we will be able to obtain the necessary capital when we need it, or on acceptable terms, if at all.

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

Our budgeted cash requirements in fiscal year 2015 are expected to be approximately $41.0 million, which includes expenses related to the clivatuzumab tetraxetan Phase 3 clinical trial for the treatment of patients with pancreatic cancer, as well as expenses for the ongoing Phase 2 expansion ADC clinical trials (IMMU-132 and IMMU 130). We have the ability to reduce our cash flow spending requirements if necessary, after considering certain planned discretionary spending, including the funding of our clinical trial programs. For the three-month period ended September 30, 2014, we utilized cash aggregating $9.8 million. As of September 30, 2014, we have $32.0 million of cash, cash equivalents and marketable securities. We will require additional funding in order to fund our planned Phase 3 and Phase 2 clinical trials in fiscal 2015 and beyond.

We continue to pursue business development and licensing arrangements as a potential source of financing. These activities include potential payments from partners, UCB S.A. (“UCB”) and The Bayer Group (“Bayer”), as well as any new parties who may be interested in clinical programs as well as any licenses to our vast intellectual property estate. State and Federal Grants, along with potential debt and equity financing may also be other sources of financing.

Over the long term, we expect research and development activities to continue to expand and we do not believe we will have adequate cash to continue to complete development of product candidates in line with our pipeline included in our long term corporate strategy. Our capital requirements are dependent on numerous factors, including:

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

In the past, following periods of volatility in the market prices of the securities of companies in our industry, securities class action litigation has often been instituted against those companies. If we face such litigation in the future, it would result in substantial costs and a diversion of management’s attention and resources, which could negatively impact our business. For example, as described in this Quarterly Report on Form 10-Q, two separate shareholder derivative complaints have been filed against the Company. First, on March 24, 2014 a complaint styled Kops v. Goldenberg, et al., was filed in the Superior Court of New Jersey, Chancery Division, General Equity Part, Morris County. Second, on April 8, 2014, a complaint styled Breitman v. Sullivan, et al., was filed in the United States District Court for the District of New Jersey. In addition, a putative class action lawsuit, styled Nasyrova v. Immunomedics, Inc., was filed on February 27, 2014 in the United States District Court for the District of New Jersey. All three complaints are based on the allegation that we and certain of our current and former officers and directors failed to disclose and/or made material misstatements in the Company’s public filings relating to the termination of an agreement between the Company and Nycomed GmbH (“Nycomed”). There can be no assurance that such litigation will be resolved in our favor, and we might be required to devote significant resources and management time defending the company from these claims, which could adversely affect our business, financial condition and results of operations.

At November 4, 2014, we had 93,133,094 shares of common stock outstanding, 6,451,763 additional shares reserved for the exercise of outstanding options and restricted stock units 3,395,843 shares available for future grant under our stock option plan and 1,000,000 shares of common stock reserved for issuance upon the exercise of outstanding warrants.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of September 30, 2014, Dr. David M. Goldenberg, our Chairman, Chief Scientific Officer and Chief Medical Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 9% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

IMMUNOMEDICS, INC.

November 5, 2014	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2014	By:	/s/ Peter P. Pfreundschuh
Peter P. Pfreundschuh
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.