Form 10-Q
period 2014-12-31
IMMUNOMEDICS INC
filed 2015-02-04
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

The number of shares of the registrant’s common stock outstanding as of February 3, 2015 was 93,387,149.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2014	June 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$2,848,690	$6,961,494
Marketable securities	18,413,852	34,871,120
Accounts receivable, net of allowance for doubtful accounts of $67,857 at December 31, 2014 and $88,609 at June 30, 2014	551,429	674,617
Inventory	676,777	778,989
Other receivables	101,420	303,102
Prepaid expenses	1,554,464	1,614,897
Other current assets	381,235	180,678

Total current assets	24,527,867	45,384,897

Property and equipment, net of accumulated depreciation of $27,594,558 and $27,312,924 at December 31, 2014 and June 30, 2014, respectively	2,053,440	1,895,475
Value of life insurance policies	176,110	176,110
Other long-term assets	30,000	30,000

Total Assets	$26,787,417	$47,486,482

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$8,951,445	$6,886,682
Deferred revenues	228,470	240,158

Total current liabilities	9,179,915	7,126,840
Other liabilities	1,550,002	1,500,244
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2014 and June 30, 2014	—	—
Common stock, $0.01 par value; authorized 155,000,000 shares at December 31, 2014 (135,000,000 at June 30, 2014); issued 93,246,188 shares and outstanding 93,211,463 shares at December 31, 2014; and issued 93,113,480 shares and outstanding 93,078,755 shares at June 30, 2014	932,462	931,134
Capital contributed in excess of par	301,454,274	300,080,804
Treasury stock, at cost, 34,725 shares at December 31, 2014 and at June 30, 2014	(458,370)	(458,370)
Accumulated deficit	(285,311,293)	(261,465,638)
Accumulated other comprehensive (loss) income	(6,447)	261,837

Total Immunomedics, Inc. stockholders’ equity	16,610,626	39,349,767
Noncontrolling interest in subsidiary	(553,126)	(490,369)

Total stockholders’ equity	16,057,500	38,859,398

Total Liabilities and Stockholders’ Equity	$26,787,417	$47,486,482

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
Revenues:
Product sales	$761,664	$949,901	$1,489,297	$1,508,924
License fee and other revenues	—	—	—	4,623,333
Research and development	241,127	252,549	585,492	568,014

Total revenues	1,002,791	1,202,450	2,074,789	6,700,271

Costs and Expenses:
Costs of goods sold	68,983	103,071	145,269	180,270
Costs of license fee and other revenues	—	—	—	1,189,170
Research and development	10,364,850	7,243,108	19,756,867	15,079,907
Sales and marketing	174,795	424,510	403,432	642,542
General and administrative	1,856,036	2,042,081	5,675,228	3,774,752

Total costs and expenses	12,464,664	9,812,770	25,980,796	20,866,641

Operating loss	(11,461,873)	(8,610,320)	(23,906,007)	(14,166,370)
Interest and other income	11,216	18,305	36,288	24,516
Foreign currency transaction gain	11,899	12,540	162	17,992

Loss before income tax expense.	(11,438,758)	(8,579,475)	(23,869,557)	(14,123,862)
Income tax (expense) benefit	(26,892)	4,501	(38,855)	—

Net loss	(11,465,650)	(8,574,974)	(23,908,412)	(14,123,862)
Net loss attributable to noncontrolling interest	(30,415)	(25,220)	(62,757)	(50,419)

Net loss attributable to Immunomedics, Inc. stockholders	$(11,435,235)	$(8,549,754)	$(23,845,655)	$(14,073,443)

Loss per common share attributable to Immunomedics, Inc. stockholders, (basic and diluted)	$(0.12)	$(0.10)	$(0.26)	$(0.17)

Weighted average shares used to calculate loss per common share, (basic and diluted)	93,157,279	83,174,835	93,127,741	83,060,980

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(79,703)	47,514	(257,833)	119,881
Unrealized gains on available-for-sale securities	(5,999)	19,982	(10,451)	15,022

Other comprehensive (loss) income	(85,702)	67,496	(268,284)	134,903

Comprehensive loss	(11,551,352)	(8,507,478)	(24,176,696)	(13,988,959)

Less comprehensive loss attributed to noncontrolling interest	(30,415)	(25,220)	(62,757)	(50,419)

Comprehensive loss attributable to Immunomedics, Inc. stockholders	$(11,520,937)	$(8,482,258)	$(24,113,939)	$(13,938,540)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2014	2013
Cash flows used in operating activities:
Net loss	$(23,908,412)	$(14,123,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	281,634	314,376
Amortization of deferred revenue	(11,688)	(2,492,149)
(Decrease) increase in allowance for doubtful accounts	(20,752)	11,923
Non-cash expense related to stock compensation	1,515,129	1,540,987
Gain from sale of marketable securities	(9,898)	—
Non-cash increase in value of life insurance policy	—	(8,500)
Amortization of deferred rent	49,758	49,758
Amortization of bond premiums	233,440	102,454
Changes in operating assets and liabilities	2,296,480	(518,860)

Net cash used in operating activities	(19,574,309)	(15,123,873)

Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of marketable securities	19,478,097	—
Purchase of marketable securities	(3,244,370)	(20,127,248)
Purchases of property and equipment	(439,599)	(214,259)

Net cash provided by (used in) investing activities	15,794,128	(20,341,507)

Cash flows (used in) provided by financing activities:
Tax withholding payments for stock compensation	(221,291)	(217,004)
Exercise of stock options	80,959	1,076,220

Net cash (used in) provided by financing activities	(140,332)	859,216

Effect of changes in exchange rates on cash and cash equivalents	(192,291)	90,112

Net decrease in cash and cash equivalents	(4,112,804)	(34,516,052)

Cash and cash equivalents, beginning of period	6,961,494	41,326,000

Cash and cash equivalents, end of period	$2,848,690	$6,809,948

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

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. Operating results for the three and six-month periods ended December 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2015, or any other period.

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

The Company’s budgeted cash requirements in fiscal year 2015 are expected to be approximately $41.0 million, which includes expenses related to the clivatuzumab tetraxetan Phase 3 clinical trial for the treatment of patients with pancreatic cancer, as well as for expenses for the ongoing Phase 2 expansion ADC clinical trials (IMMU-132 and IMMU-130). The Company has the ability to reduce its cash flow spending requirements if necessary, after considering certain planned discretionary spending, including the funding of the Company’s clinical trial programs. For the six-month period ended December 31, 2014, the Company utilized cash aggregating $20.5 million. As of December 31, 2014, the Company has $21.3 million of cash, cash equivalents and marketable securities. The Company will require additional funding in order to fund its operating expenses, the ongoing Phase 3 trial, the Phase 2 clinical trials and further the advancement of clinical trial programs in fiscal 2015 and beyond.

The Company continues to pursue business development and licensing arrangements as a potential source of financing. These activities include potential payments from current partners, UCB S.A. (“UCB”) and The Bayer Group (“Bayer”), as well as any new parties who may be interested in the Company’s clinical programs as well as any licenses to the Company’s intellectual property estate. State and Federal Grants, along with potential debt and equity financing may also be other sources of financing.

Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with its available financial resources. These financial resources may not be adequate to sustain its operations and the Company will be required to finance future cash needs through strategic collaboration agreements, or the sale of additional equity or debt securities. However, the Company cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders. The capital markets have experienced volatility in recent years, which has resulted in uncertainties with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. Having insufficient funds may require the Company to delay, scale-back or eliminate some or all of its programs or renegotiate less favorable terms than it would otherwise choose. Failure to obtain adequate financing also may adversely affect its ability to operate as a going concern. Additionally, if the Company raises funds by issuing equity securities, dilution to existing stockholders would result; and, if the Company raises funds by incurring debt financing, the terms of the debt may involve future cash payment obligations and/or conversion to equity as well as restrictions that may limit its ability to operate its business.

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

Financial assets recorded on the condensed consolidated balance sheets as of December 31, 2014 and June 30, 2014 are categorized based on the inputs to the valuation techniques as follows (in thousands):

•	Level 1 – Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

•	Level 2 – Financial assets whose value are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

•	Level 3 – Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

	($ in thousands)
December 31, 2014	Level 1	Level 2	Level 3	Total
Money Market Funds	$347	$—	$—	$347
Marketable Securities:
U.S. Treasury Bonds	2,002	—	—	2,002
U.S. Government Sponsored Agencies	4,199	—	—	4,199
Corporate Debt Securities	12,213	—	—	12,213

Total	$18,761	$—	$—	$18,761

	($ in thousands)
June 30, 2014	Level 1	Level 2	Level 3	Total
Money Market Funds	$367	$—	$—	$367
Marketable Securities:
U.S. Treasury Bonds	8,537	—	—	8,537
U.S. Government Sponsored Agencies	7,457	—	—	7,457
Corporate Debt Securities	18,877	—	—	18,877

Total	$35,238	$—	$—	$35,238

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

In order to determine the revenue recognition for contingent milestones, the Company evaluates the contingent milestones using the criteria as provided by the Financial Accounting Standards Boards (“FASB”) guidance on the milestone method of revenue recognition, as explained in ASU 2010-17, “Milestone Method of Revenue Recognition,” at the inception of a collaboration agreement. The criteria requires that (i) the Company determines if the milestone is commensurate with either its performance to achieve the milestone or the enhancement of value resulting from the Company’s activities to achieve the milestone, (ii) the milestone be related to past performance, and (iii) the milestone be reasonable relative to all deliverable and payment terms of the collaboration arrangement. If these criteria are met then the contingent milestones can be considered as substantive milestones and will be recognized as revenue in the period that the milestone is achieved. Royalties are recognized as earned in accordance with the terms of various research and collaboration agreements.

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

Stock-Based Compensation

At the Annual Stockholder Meeting on December 3, 2014, the Company’s stockholders approved the Immunomedics, Inc. 2014 Long-Term Incentive Plan (the “Plan”). The Plan replaced the Company’s 2006 Stock Incentive Plan (the “2006 Plan”), which terminated on December 3, 2014. The approval authorized the sum of 9,000,000 shares plus the number of unallocated shares available for issuance as of the effective date under the 2006 Plan that were not subject to outstanding awards.

The Plan enables the grant of stock options, stock appreciation rights, stock awards, stock unit awards, performance shares, cash-based performance units and other stock-based awards, each of which may be granted separately or in tandem with other awards. The Plan is described more fully in Note 5 to these condensed consolidated financial statements.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the six-month periods ended December 31, 2014 and 2013:

	Six-Month Period Ended December 31,
	2014	2013
Expected dividend yield	0%	0%
Expected option term (years)	5.07	3.32
Expected stock price volatility	59%	61%
Risk-free interest rate	1.60%-1.62%	0.10%-1.74%

Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock-based awards.

Income Taxes

The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2014.

Income taxes were provided for profitable foreign jurisdictions at the estimated annual tax rate during the three and six-month periods ended December 31, 2014 and 2013. The Company’s U.S. operations reported a net loss for the three and six-month periods ended December 31, 2014 and 2013, resulting in a tax benefit that was fully offset by a valuation allowance.

The Company has no liability for uncertain tax positions as of December 31, 2014.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three and six-month periods ended December 31, 2014 and 2013. The common stock equivalents excluded from the diluted per share calculation are 7,488,710 and 7,688,081 shares at December 31, 2014 and 2013, respectively.

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

Immunomedics adopted Accounting Standards Codification No. 320, Accounting for Investments - Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there are no positive intent and ability to hold to maturity, the securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive (loss) income. Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at December 31, 2014 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
December 31, 2014
U.S. Treasury Bonds	$2,002	$—	$—	$2,002
U.S. Government Sponsored Agencies	4,200	—	(1)	4,199
Corporate Debt Securities	12,222	1	(10)	12,213

	$18,424	$1	$(11)	$18,414

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2014 (in thousands):

	Fair Value	Net Carrying Amount
Due within one year	$18,414	$18,508

Marketable securities at June 30, 2014 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
June 30, 2014
U.S. Treasury Bonds	$8,537	$1	$(1)	$8,537
U.S. Government Sponsored Agencies	7,458	—	(1)	7,457
Corporate Debt Securities	18,876	12	(11)	18,877

	$34,871	$13	$(13)	$34,871

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2014 (in thousands):

	Fair Value	Net Carrying Amount
Due within one year	$25,336	$25,449
Due after one year through five years	9,535	9,603

	$34,871	$35,052

For the six-month period ended December 31, 2014, proceeds from the Company’s debt securities and municipal bonds matured or sold aggregated $19.5 million. No debt securities or municipal bonds matured or were sold during the six-month period ended December 31, 2013.

4.	Stockholders’ Equity

At the Annual Stockholder Meeting on December 3, 2014, the Company’s stockholders approved the amendment and restatement of the Company’s Certificate of Incorporation to increase the maximum number of shares of the Company’s stock authorized up to 165,000,000 shares of stock consisting of 155,000,000 shares of common stock and 10,000,000 shares of preferred stock. Previously the Company’s Certificate of Incorporation authorized up to 145,000,000 shares of stock consisting of 135,000,000 shares of common stock and 10,000,000 shares of preferred stock.

On October 1, 2014, the Company’s registration statement on Form S-3, as filed with the U.S. Securities and Exchange Commission, (the “SEC”) on September 16, 2014, was deemed effective, using a “shelf” registration process. Under this shelf registration statement, the Company may issue, in one or more offerings, any combination of common stock, preferred stock senior or subordinated debt securities, warrants, or units, up to a total dollar amount of $130.0 million.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	Currency Translation Adjustments	Net Unrealized (Losses) Gains on Available-for-Sale Securities	Accumulated Other Comprehensive Income
Balance, July 1, 2014	$261,924	$(87)	$261,837
Other comprehensive income (loss) before reclassifications	(257,833)	(553)	(258,386)
Amounts reclassified from accumulated other comprehensive income(a)	—	(9,898)	(9,898)

Net current-period other comprehensive loss	(257,833)	(10,451)	(268,284)

Balance, December 31, 2014	$4,091	$(10,538)	$(6,447)

Balance, July 1, 2013	$161,830	$—	$161,830
Other comprehensive income (loss) before reclassifications	119,881	15,022	134,903
Amounts reclassified from accumulated other comprehensive income(a)	—	—	—

Net current-period other comprehensive income	119,881	15,022	134,903

Balance, December 31, 2013	$281,711	$15,022	$296,733

All components of accumulated other comprehensive income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

(a)	For the six-months ended December 31, 2014, $9,898 was reclassified from accumulated other comprehensive income to interest and other income. There was no such reclassification during the six-months ended December 31, 2013.

5.	Stock Incentive Plan

At the Annual Stockholder Meeting on December 3, 2014, the Company’s stockholders approved the Immunomedics, Inc. 2014 Long-Term Incentive Plan (the “Plan”). The Plan replaced the Company’s 2006 Stock Incentive Plan (the “2006 Plan”), which terminated on December 3, 2014. The Plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization and to align the employee’s interest with our stockholders. The approval authorized issuance of 9,000,000 shares plus the number of unallocated share available for issuance as of the effective date under the 2006 Plan that were not subject to outstanding awards.

As under the 2006 Plan, option awards under the Plan are generally granted with an exercise price equal to the market price of the Plan, Company’s common stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, are vested immediately and have seven year contractual terms. At December 31, 2014, there were 18,728,381 shares of common stock reserved for possible future issuance under the Plan, both currently outstanding (6,488,710 shares) and which were available to be issued for future grants (12,239,671 shares).

The weighted average fair value at the date of grant for options granted during the six-month periods ended December 31, 2014 and 2013 were $1.80 and $2.20 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding and the expected stock price volatility is based on the Company’s daily stock trading history. The weighted average of the expected option term increased to 5.07 years for the six-month period ended December 31, 2014 from 3.32 years for the six-month period ended December 31, 2013 as a result of the issuance of new short-term options to the former chief financial officer in the prior year. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The lower risk-free interest rate results from the short-term rate for the stock options granted to the former chief financial officer for the six-month period ended December 31, 2013.

Information concerning options for the six-month period ended December 31, 2014 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2014	5,308,617	$3.41
Granted	602,923	$3.49
Exercised	(46,500)	$2.51
Cancelled or forfeited	(281,188)	$4.40

Outstanding, December 31, 2014	5,583,852	$3.38	3.52	$8,303,568

Exercisable, December 31, 2014	4,175,609	$3.21	2.69	$6,839,951

A summary of the Company’s non-vested restricted and performance stock units at July 1, 2014, and changes during the six-month period ended December 31, 2014 are presented below:

Outstanding Non-Vested Restricted and Performance Stock Units	Number of Awards
Non-vested at July 1, 2014	788,364
Restricted Units Granted	274,313
Vested	(121,959)
Exercised	(152,819)

Non-vested at December 31, 2014	787,899

The Company has 2,196,142 non-vested options, restricted and performance stock units outstanding as of December 31, 2014. As of December 31, 2014, there was $3.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.7 years. The Company recorded $0.9 million and $1.5 million for total stock-based compensation expense for employees, executive officers and non-employee Board members for the three and six-month periods ended December 31, 2014, respectively as compared to $1.1 million and $1.5 million for the three and six-month periods ended December 31, 2013, respectively.

Each non-employee Board member who continues to serve shall receive on the date of the annual stockholders meeting an annual grant of non-qualified stock options and restricted stock units, each equal in value to $45 thousand. The Company recorded $46 thousand and $91 thousand for stock-based compensation expense for these non-employee Board members restricted stock units for the three and six-month periods ended December 31, 2014 respectively as compared to $60 thousand and $115 thousand for the three and six-month periods ended December 31, 2013, respectively.

On August 14, 2014, the Company awarded an additional 226,657 restricted stock units to certain executive officers of the Company at the market price on that date ($3.32 per share). These restricted stock units will vest over a four year period. As of December 31, 2014, there was $1.6 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these executive officers, excluding performance stock units. The cost is being recognized over a weighted-average period of 2.7 years. The Company recorded $0.2 million and $0.4 million for stock-based compensation expense for these executive officers for the three and six-month periods ended December 31, 2014, respectively and $0.2 million and $0.3 million for the three and six-month periods ended December 31, 2013, respectively.

On August 16, 2013, the Company also awarded certain executive officers Performance Units of up to 389,864 units of restricted stock units which are subject to attainment of certain performance milestones as well as certain continued service requirements. All or a portion of the Performance Units vest based upon the level of achievement of the milestones set forth in each agreement, which is expected to be achieved within five years of the grant date. The Performance Units that vest based upon attainment of the Performance Milestone will be exercised based on a percentage basis on the attainment of anniversary dates. As of December 31, 2014, 116,959 of the total Performance Units were vested based on the achievement of certain performance milestones, which are currently outstanding. The remaining 272,905 Performance Units are available if the remaining performances are achieved within five years of grant date. The Company recorded $0.2 million for the stock-based compensation for the three and six-month periods ended December 31, 2014, as compared to $0.5 million and $0.8 million for the stock-based compensation for the three and six-month periods ended December 31, 2013, respectively. There is $0.6 million of total unrecognized compensation cost related to these non-vested Performance Units granted as of December 31, 2014. That cost is being recognized over a weighted-average period of 2.1 years. The unrecognized compensation cost is subject to modification on a quarterly basis based on review of performance probability and requisite achievement periods.

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the three and six-months ended December 31, 2014 and 2013 ($ in thousands):

	As of and for the Three-Months Ended December 31, 2014
	United States	Europe	Total
Total assets	$24,573	$2,214	$26,787
Property and equipment, net	2,053	—	2,053
Total revenues	241	762	1,003
(Loss) income before income tax expenses	(11,517)	78	(11,439)

	As of and for the Three-Months Ended December 31, 2013
	United States	Europe	Total
Total assets	$28,809	$3,976	$32,785
Property and equipment, net	1,987	—	1,987
Total revenues	261	941	1,202
Loss before income tax expenses	(8,493)	(86)	(8,579)

	Six-Months Ended December 31, 2014
	United States	Europe	Total
Total revenues	$610	$1,465	$2,075
(Loss) income before tax expenses	(23,972)	102	(23,870)

	Six-Months Ended December 31, 2013
	United States	Europe	Total
Total revenues	$5,210	$1,490	$6,700
Loss before tax expenses	(14,003)	(121)	(14,124)

7.	Related Party Transactions

Certain of the Company’s affiliates, including members of its senior management and its Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Chairman of the Board of Directors and Chief Scientific Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, who is the wife of Dr. David M. Goldenberg, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology (“CMMI”), and the Company’s majority-owned subsidiary IBC.

Immunomedics, Inc. leases approximately 400 square feet of its Morris Plains, NJ facility to CMMI at a cost of approximately $10 thousand per year. The Company incurred $12 thousand and $22 thousand of legal expenses on behalf of CMMI for patent related matters for the three and six-month periods ended December 31, 2014, respectively, as compared to $5 thousand and $10 thousand for the three and six-month periods ended December 31, 2013, respectively. The Company has first rights to license those patents, and may decide whether or not to support them. However, any inventions made independently of the Company by CMMI are the property of CMMI. On occasion, CMMI engages in research contracts on behalf of Immunomedics, Inc. However, for the three and six-month periods ended December 31, 2014 and 2013 there were no research related activities charged to the Company.

For the three-month and six-month periods ended December 31, 2014, Dr. Goldenberg received approximately $21 thousand and $42 thousand, respectively, and approximately $20 thousand and $39 thousand for the three-month and six-month periods ended December 31, 2013, respectively, in compensation for his services to IBC.

8.	License and Collaboration Agreements

Takeda Pharmaceutical/Nycomed GmbH

On July 11, 2008, the Company entered into the Nycomed Agreement (the “Agreement”) with Nycomed providing Nycomed a worldwide license to develop, manufacture and commercialize veltuzumab, the Company’s humanized anti-CD20 antibody, in the subcutaneous formulation, for the treatment of all non-cancer indications. The Company retained the rights to develop, manufacture and commercialize veltuzumab in the field of oncology. On September 30, 2011, Takeda Pharmaceutical Company Limited (“Takeda-Nycomed”) completed its acquisition of Nycomed and made Nycomed a wholly owned subsidiary.

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

On October 3, 2013, Takeda-Nycomed delivered notice of termination of the Nycomed Agreement subsequent to the Company’s filing of arbitration proceedings concerning delays in Takeda-Nycomed’s development of veltuzumab, which the Company argued was a material breach of the Agreement. In response to the Company’s claim for damages for the delays, Takeda-Nycomed made certain counterclaims against the Company. The Company responded by filing its own Statement of Defense on November 12, 2013, denying Takeda and Takeda-Nycomed’s allegations and contesting Takeda or Takeda-Nycomed’s rights to any relief. An arbitrator was appointed later that month.

On December 16, 2014, the Company was notified that the arbitrator awarded no money to either party and the award was in full settlement of all claims and counterclaims submitted to arbitration. All rights to veltuzumab have reverted back to the Company as a result of the termination.

UCB, S.A.

On May 9, 2006, the Company entered into an agreement with UCB, S.A. referred to herein as UCB, providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab for the treatment of all non-cancer indications referred to herein as the UCB Agreement. Under the terms of the UCB Agreement, the Company received from UCB a non-refundable cash payment totaling $38.0 million. On December 27, 2011, the Company entered into the Amendment Agreement with UCB referred to herein as the Amendment Agreement. The Amendment Agreement provided UCB the right to sublicense epratuzumab, subject to obtaining the Company’s prior consent, to a third party for the United States and certain other territories. As of December 31, 2014, UCB has not executed a sublicense agreement with a third-party.

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

Collectively, pursuant to the UCB Agreement and the Amendment Agreement the Company is entitled to receive (i) up to $145.0 million in cash payments and $20.0 million in equity investments in regulatory milestone payments and (ii) up to $260.0 million related to the achievement of specified product sales milestones. The Company is also entitled to product royalties ranging from a mid-teen to mid-twenty percentage of aggregate annual net sales under the UCB Agreement and Amendment Agreement during the product royalty term, subject to reduction in certain circumstances. No development milestone, commercialization milestone or royalty payments were achieved through December 31, 2014. There can be no assurance that the development or commercialization milestones or royalty payment thresholds under the UCB Agreement and Amendment Agreement will be met and therefore there can be no assurance that the Company will receive such future payments.

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

The Bayer Group (formerly Algeta ASA)

In January 2013, the Company entered into a collaboration agreement with Algeta ASA for the development of epratuzumab to be conjugated with Algeta’s proprietary thorium-227 alpha-pharmaceutical payload. On August 2, 2013, an amendment to the collaboration agreement was entered into between the two companies modifying certain delivery and supply parameters. Under the terms of this agreement, as amended, the Company is required to manufacture and supply clinical-grade epratuzumab to Algeta, which has rights to evaluate the potential of a Targeted Thorium Conjugate (TTC), linking thorium-227 to epratuzumab, for the treatment of patients with cancer. Algeta will fund all non-clinical and clinical development costs up to the end of Phase 1 clinical testing. Upon successful completion of Phase 1 testing, the parties shall negotiate terms for a license agreement at Algeta’s request. The Company and Algeta agreed to certain parameters in the collaboration agreement. Under the terms of the collaboration agreement, as amended, Immunomedics received an upfront cash payment and other payments which have been recognized upon the Company fulfilling its obligations under the collaboration agreement. For the six-month period ended December 31, 2013, the Company recognized $4.6 million of revenue under this arrangement, which was included in license fee and other revenues, while the related costs of $1.2 million was included in cost of license fee and other revenue. No revenue has been recorded under this arrangement for the six-month period ended December 31, 2014. The Bayer Group (“Bayer”) has acquired all of the shares and voting rights in Algeta ASA and the program with Immunomedics has been formally transferred to Bayer (Algeta).

9.	Commitments and Contingencies

Employment Contracts

Effective July 1, 2011, the Company entered into the Third Amended and Restated Employment Agreement with Dr. Goldenberg for his service to the Company as the Chief Scientific Officer (the “Goldenberg Agreement”), which terminates July 1, 2016. This agreement covers aspects of his compensation as well as duties and responsibilities at Immunomedics. Under this agreement Dr. Goldenberg’s annual base salary is at a minimum of $0.5 million, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee (increased 3.5% to $0.6 million for the 2015 fiscal year). Dr. Goldenberg will also be eligible to participate in any Company incentive compensation plan in place for its senior level executives and is eligible to receive an annual discretionary bonus based upon certain performance standards to be determined by the Compensation Committee. Dr. Goldenberg’s annual bonus target is 50% of his annual base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount.

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

Under the terms of the Goldenberg Agreement, the Company makes a minimum quarterly payment of $37.5 thousand to Dr. Goldenberg during each of the fiscal years during the Goldenberg Agreement, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. For the three and six-month periods ended December 31, 2014 and 2013, no additional incentive compensation payments were made to Dr. Goldenberg other than the $37.5 thousand minimum quarterly payments.

On July 1, 2014, the Company and Cynthia L. Sullivan entered into the Fifth Amended and Restated Employment Agreement pertaining to Ms. Sullivan’s service as the Company’s President and Chief Executive Officer. The Amended Sullivan Agreement shall terminate on July 1, 2017. Ms. Sullivan’s annual base salary under the agreement is $0.6 million, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee (increased by 3.5% for the 2015 fiscal year). Ms. Sullivan is also eligible to participate in the Company’s incentive compensation plan in place for its senior level executives. Ms. Sullivan’s annual bonus target is 50% of her base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. Ms. Sullivan will also be eligible to receive equity compensation awards under the Company’s 2014 Long-Term Incentive Plan, or any such successor equity compensation plan as may be in place from time to time.

Legal Matters

The following is a summary of legal matters that are outstanding:

Shareholder complaints:

Two separate shareholder derivative complaints have been filed against the Company. First, on March 24, 2014, a complaint styled Kops v. Goldenberg, et al., was filed in the Superior Court of New Jersey, Chancery Division, General Equity Part, Morris County. Second, on April 18, 2014, a complaint styled Breitman v. Sullivan, et al., was filed in the United States District Court for the District of New Jersey. The complaints allege, among other things, that the Company and certain directors and officers breached their fiduciary duties for disseminating false and misleading information relating to the termination of the Nycomed Agreement. In particular, the complaints allege that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaints allege that the breaches in fiduciary duties by the directors and officers caused damages to the Company and stockholders, including a decline in value of the Company’s common stock, increased investigatory and litigation costs, and exposure to civil liability as a result of a pending securities fraud class action suit. Plaintiffs bring the derivative actions to recover damages against the directors and officers for the benefit of the Company, and to require the Company to reform and improve its corporate governance and internal procedures. Both derivative actions are presently stayed pending the outcome of a motion to dismiss in a related putative class action lawsuit, described below. The defendants believe that the allegations in the derivative complaints are without merit and intend to defend the lawsuits vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

A putative class action lawsuit, styled Nasyrova v. Immunomedics, Inc., was filed on February 27, 2014 in the United States District Court for the District of New Jersey. The lawsuit alleges that the Company and certain of its current and former officers and directors failed to disclose and/or made material misstatements in the Company’s public filings relating to the termination of the Nycomed Agreement. In particular, the complaint alleges that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On June 24, 2014 the District Court entered an order appointing John Neff as lead plaintiff and The Rosen Law Firm, P.A. as lead counsel. Lead plaintiff and lead counsel thereafter filed an Amended Class Action Complaint on August 8, 2014. The defendants believe that the allegations in the class action complaint are without merit and intend to defend the lawsuit vigorously. Defendants moved to dismiss the complaint on September 22, 2014, and the motion has been fully briefed by the parties.

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

On January 29, 2015, the United States District Court for the District of New Jersey in a putative class action lawsuit, styled Nasyrova v. Immunomedics, Inc., has granted the Company’s motion to dismiss the complaint in its entirety.

The lawsuit alleged that the Company and certain of its current and former officers and directors failed to disclose and/or made material misstatements in the Company’s public filings relating to the termination of the Nycomed Agreement. In particular, the complaint alleged that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. The Court’s opinion concluded that Immunomedics had no duty to disclose issues raised with Takeda-Nycomed prior to the termination of the Nycomed Agreement. Plaintiffs will, however, be granted leave to file a further amended complaint to cure the deficiencies identified in the opinion.

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

Overview

Immunomedics is a clinical-stage biopharmaceutical company developing monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. Our advanced proprietary technologies allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins. Using these technologies, we have built a pipeline of nine clinical-stage product candidates. We have an ongoing collaboration with UCB, S. A. (UCB), to whom we licensed epratuzumab for the treatment of all non-cancer indications worldwide. UCB expects Phase 3 data in systemic lupus erythematosus in the first half of 2015. The Company will require additional funding in order to continue the planned Phase 2 and Phase 3 Company-directed clinical trial programs discussed in the Clinical Pipeline Update section below. We are exploring epratuzumab in oncology in collaboration with independent cancer study groups. Our most advanced candidate, to which we retain worldwide rights for all indications, is 90Y-clivatuzumab tetraxetan. We initiated a Phase 3 registration trial in January 2014 in patients with advanced pancreatic cancer and expect topline data in mid-2016. Our portfolio of wholly-owned product candidates also includes antibody-drug conjugates, (ADCs) that are designed to deliver a specific payload of a chemotherapeutic directly to the tumor while reducing overall toxic effects that are usually found with conventional administration of these chemotherapeutic agents. Our most advanced ADCs are sacituzumab govitecan (IMMU-132) and labetuzumab govitecan (IMMU-130), which are in Phase 2 trials for a number of solid tumors and metastatic colorectal cancer, respectively. We also have a number of other product candidates that target solid tumors and hematologic malignancies, as well as other diseases, in various stages of clinical and pre-clinical development. These include bispecific antibodies targeting cancers and infectious diseases as T-cell redirecting immunotherapies, as well as bispecific antibodies for next-generation cancer and autoimmune disease therapies, created using its patented DOCK-AND-LOCK® protein conjugation technology. We believe that our portfolio of intellectual property provides commercially reasonable protection for our product candidates and technologies.

The development and commercialization of successful therapeutic products is subject to numerous risks and uncertainties including, without limitation, the following:

•	the financial resources available to us during any particular period;

•	the type of therapeutic compound under investigation and nature of the disease in connection with which the compound is being studied;

•	our ability, as well as the ability of our partners, to conduct and complete clinical trials on a timely basis;

•	the time required for us to comply with all applicable federal, state and foreign legal requirements, including, without limitation, our receipt of the necessary approvals of the U.S. Food and Drug Administration, or FDA, if at all; and

•	many other factors associated with the commercial development of therapeutic products outside of our control.

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of December 31, 2014, we employed 17 professionals in our research and development departments and 22 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Epratuzumab

Our partner, UCB, is currently evaluating epratuzumab in two Phase 3 clinical trials in systemic lupus erythematosus, or SLE. There is currently no cure for lupus and treatment options are limited; belimumab is the only new drug to have gained U.S approval for SLE in the last 50 years. Moderate to severe SLE is chronic and potentially fatal, affecting approximately 300,000 people both in the U.S. and in the EU. This autoimmune disease is characterized by a variable and unpredictable course and has the potential to affect any part of the body including organs, skin, joints, blood vessels and nervous system. In December 2010, UCB launched the two Phase 3 EMBODY™ studies based on encouraging results from a Phase 2b study, in which patients treated with epratuzumab reported higher response rates than the placebo patients. Some of the differences in response rates were observed as early as eight weeks after treatment, with further improvement at week 12. In addition, results from an open-label extension arm of the trial showed that continued cycles of epratuzumab therapy maintained improvements or further reduced the lupus disease activity of patients. Furthermore, in some patients, there was a reduction in corticosteroid doses, and no new safety concerns were identified. Patients also reported clinically meaningful improvements in health-related quality of life. UCB has indicated it expects top-line data from these Phase 3 trials during the first half of calendar year 2015.

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

Although certain patents to the epratuzumab protein sequence expired in 2014 in the U.S. or will expire in 2015 overseas, other issued patents to therapeutic use of epratuzumab extend to 2018-2023 for cancer and 2020 for autoimmune disease. The method of preparing concentrated epratuzumab for subcutaneous administration is covered by another patent family with a 2032 expiration.

Yttrium-90-Labeled Clivatuzumab Tetraxetan

The Phase 3 PANCRIT-1 registration trial of yttrium-90-labeled clivatuzumab tetraxetan continues to enroll patients with metastatic pancreatic cancer who have received at least two prior therapies, one of which must have been a gemcitabine-containing regimen. This study is evaluating the safety and efficiency, as measured by overall survival, of the radiolabeled antibody plus low-dose gemcitabine and best supportive care compared to placebo plus low-dose gemcitabine and best supportive care. Repeated treatments with this combination have been found to offer a survival benefit in the same late-stage setting in an earlier Phase 1b study. One patient from that study remains alive 24 months after receiving the first therapy cycle of 90Y-clivatuzumab tetraxetan and low-dose gemcitabine.

We expect to complete accruing 440 patients into the PANCRIT-1 study in the second half of calendar year 2015, with first results possible in the middle of calendar year 2016.

Antibody-Drug Conjugates (ADCs)

We have three product candidates from our proprietary ADC program that are in clinical development, two of which focus on the treatment of patients with metastatic solid tumors. The first ADC program, sacituzumab govitecan (IMMU-132), is an anti-TROP-2-SN-38 ADC currently being evaluated in patients with a variety of solid tumors. Labetuzumab govitecan (IMMU-130) is an anti-CEACAM5-SN-38 ADC currently in development for the treatment of metastatic colorectal cancer, or mCRC. Additionally, milatuzumab conjugated with the chemotherapeutic doxorubicin is in dose-escalation studies in patients with multiple myeloma, NHL or chronic lymphocytic leukemia, or CLL.

Sacituzumab Govitecan (IMMU-132)

Sacituzumab govitecan has received Fast Track designation from FDA for the treatment of patients with triple-negative breast cancer (TNBC) who have failed prior therapies for metastatic disease and for patients with small-cell lung cancer (SCLC). The ADC has also been designated an orphan drug by FDA for the treatment of patients with SCLC and pancreatic cancer in the U.S. and by the European Medicines Agency, or EMA for the treatment of pancreatic cancer in the European Union.

Sacituzumab govitecan is currently in Phase 2 clinical development focusing on select types of solid cancers including TNBC, SCLC, non-small-cell lung cancer, and colorectal cancer. Results from this multicenter study, as well as initial data from the expansion phase of the trial, were presented at the 2014 Annual Meeting of American Society of Clinical Oncology, and were updated at the 5th Annual World ADC Summit in San Diego, CA, and at the joint symposium of the European Organization for the Research and Treatment of Cancer (EORTC), the U.S. National Cancer Institute (NCI), and the American Association for Cancer Research (AACR) in Barcelona, Spain.

Specific results on TNBC were recently updated at the 2014 San Antonio Breast Cancer Symposium, during which the ADC was reported to continue to produce a partial response (PR) rate of 30% and a 70% disease control rate, defined as PR and stable disease, in patients with metastatic TNBC who had been heavily pretreated. For patients with PR and patients with stable disease longer than 6 months, the clinical benefit ratio was 40%. Significantly, PRs ranging from 30% to 70% tumor shrinkage as best response were reported.

In addition, results with sacituzumab govitecan in patients with metastatic gastrointestinal cancers were presented at the 2015 Gastrointestinal Cancers Symposium co-sponsored by the American Gastroenterological Association (AGA), the American Society of Clinical Oncology (ASCO), the American Society for Radiation Oncology (ASTRO), and the Society of Surgical Oncology (SSO) in San Francisco, CA. The ADC produced PR in some heavily-pretreated patients with metastatic esophageal and colorectal cancers. Extended periods of stable disease were also noted in some patients with pancreatic and gastric cancers, with time-to-progression exceeding that of last prior therapy in many cases.

Repeated cycles of therapy with sacituzumab govitecan over many months were well tolerated by patients and did not produce the typical side effects of treatment with irinotecan, the parent drug of SN-38, other than neutropenia. Transient neutropenia was the major toxicity (18% Grade 3 and 6% Grade 4), followed by febrile neutropenia 4%, and diarrhea 3% Grade 3.

Certain patents relating to the protein sequence of the hR57 antibody used in sacituzumab govitecan have a 2017 expiration in the U.S. and 2023 overseas. Other patents relating to the use of hR57 for cancer therapy, including the SN-38 conjugated form of hR57 used in sacituzumab govitecan, extended to 2023.

Labetuzumab Govitecan (IMMU-130)

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

Certain patents relating to the hMN-14 antibody used in labetuzumab govitecan expire in 2014-2016. Other patents relating to the use of hMN-14 for cancer therapy, including the SN-38 conjugated form of hMN-14 used in labetuzumab govitecan, extend to 2023.

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

Milatuzumab

Milatuzumab is a humanized monoclonal antibody targeting tumors that express the CD74 antigen, which is present on a variety of hematological tumors and even on some solid cancers, with restricted expression by normal tissues. It has received orphan drug designation from FDA for the treatment of patients with multiple myeloma or CLL. Milatuzumab is the first anti-CD74 antibody that has entered into human testing and we have completed initial Phase 1studies in patients with relapsed multiple myeloma, NHL or CLL.

Milatuzumab is being developed for the treatment of graft-versus-host disease. In addition, a Phase 1b study of milatuzumab administered subcutaneously in patients with active systemic lupus erythematosus (SLE) has begun patient enrollment. The SLE study is supported by a three-year research grant from the Department of Defense with a potential funding of $1.6 million.

Yttrium-90-Labeled Epratuzumab Tetraxetan

90Y-epratuzumab tetraxetan is our radiolabeled anti-CD22 investigational product for patients with NHL. As noted above, the radiolabeled antibody is currently being studied in a combination with veltuzumab in a Phase 2 clinical trial for the therapy of patients with aggressive NHL, supported by a NCI-SBIR grant.

IMMU-114

IMMU-114 is a novel humanized antibody directed against an immune response target, HLA-DR, under development for the treatment of patients with B-cell cancers. HLA-DR is a receptor located on the cell surface whose role is to present foreign objects to the immune system for the purpose of eliciting an immune response.

Increased presence of HLA-DR in hematologic cancers has made it a prime target for antibody therapy. The anti-HLA-DR antibody is being evaluated as a subcutaneously administered monotherapy for patients with NHL or CLL.

Critical Accounting Policies

For a description of our significant accounting policies, see Notes to Unaudited Condensed Consolidated Financial Statements – Note 2 Summary of Significant Accounting Policies. Of these policies, the following are considered critical to an understanding of the Company’s Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments; (i) Marketable securities, (ii) Revenue recognition, (iii) Stock-based compensation, (iv) Research and development costs and (v) Reimbursement of research and development costs.

Government Regulation

Regulatory Compliance

Our research and development activities, including testing in laboratory animals and in humans, our manufacture of antibodies, as well as the design, manufacturing, safety, efficacy, handling, labeling, storage, record-keeping, advertising, promotion and marketing of the product candidates that we are developing and our marketed products, are all subject to stringent regulation, primarily by the FDA in the U.S. under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations, and the Public Health Service Act, or PHSA, and its implementing regulations, and by comparable authorities under similar laws and regulations in other countries. If for any reason we do not comply with applicable requirements, such noncompliance can result in various adverse consequences, including one or more delays in approval of, or even the refusal to approve, product licenses or other applications, the suspension or termination of clinical investigations, the revocation of approvals previously granted, as well as fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow us to enter into governmental supply contracts.

Product Approval

In the United States, our product candidates are regulated as biologic pharmaceuticals, or biologics. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulations;

•	submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before human clinical trials may begin and must be updated annually;

•	approval by an independent Institutional Review Board, or IRB, or the ethics committee at each clinical site before the trial is initiated.

•	performance of adequate and well-controlled clinical trials to establish the safety, purity and potency of the proposed biologic, and the safety and efficacy of the proposed drug for each indication;

•	preparation of and submission to the FDA of a Biologics License Application, or BLA, for a new biologic, after completion of all pivotal clinical trials;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities to assess compliance with current Good Manufacturing Practice, or cGMP, regulations; and

•	FDA review and approval of a BLA for a new biologic, prior to any commercial marketing or sale of the product in the United States.

Preclinical tests assess the potential safety and efficacy of a product candidate in animal models. Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with current Good Clinical Practices, or cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s IRB before the trials may be initiated, and the IRB must monitor the study until completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

The clinical investigation of a pharmaceutical, including a biologic, is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined.

•	Phase I studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational product in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.

•	Phase II includes controlled clinical trials conducted to preliminarily or further evaluate the effectiveness of the investigational product for a particular indication(s) in patients with the disease or condition under study, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the product.

•	Phase III clinical trials are generally controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational product, and to provide an adequate basis for product approval.

The FDA may place clinical trials on hold at any point in this process if, among other reasons, it concludes that clinical subjects are being exposed to an unacceptable health risk. Trials may also be terminated by IRBs, which must review and approve all research involving human subjects. Side effects or adverse events that are reported during clinical trials can delay, impede or prevent marketing authorization.

The results of the preclinical and clinical testing, along with information regarding the manufacturing of the product and proposed product labeling, are evaluated and, if determined appropriate, submitted to the FDA through a BLA. The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Once the BLA submission has been accepted for filing, the FDA’s standard goal is to review applications within ten months of the filing date or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months from the filing date. The review process is often significantly extended by FDA requests for additional information or clarification. FDA offers certain programs, such as Fast Track designation, designed to expedite the development and review of applications for products intended for the treatment of a serious or life-threatening disease or condition. If Fast Track designation is obtained, the FDA may initiate review of sections of an BLA before the application is complete, and the product may be eligible for accelerate approval. However, receipt of Fast Track designation for a product candidate does not ensure that a product will be developed or approved on an expedited basis, and such designation may be rescinded if the product candidate is found to no longer meet the qualifying criteria.

The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent, which includes determining whether it is effective for its intended use, and whether the product is being manufactured in accordance with cGMP, to assure and preserve the product’s identity, strength, quality, potency and purity. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations.

After the FDA evaluates the BLA and conducts inspections of manufacturing facilities, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase III clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. The FDA could approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase IV clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated pathway establishes legal authority for FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

Post-Approval Requirements

Any products manufactured or distributed by us or on our behalf pursuant to FDA approvals are subject to continuing regulation by the FDA and certain state agencies, including requirements for record-keeping, reporting of adverse experiences with the biologic, submitting biological product deviation reports to notify the FDA of unanticipated changes in distributed products, establishment registration, compliance with cGMP standards (including investigation and correction of any deviations from cGMP), and certain state chain of distribution pedigree requirements. Additionally, any significant change in the approved product or in how it is manufactured, including changes in formulation or the site of manufacture, generally require prior FDA approval. The packaging and labeling of all products developed by us are also subject to FDA approval and ongoing regulation. Noncompliance with any regulatory requirements can result in, among other things, issuance of warning letters, civil and criminal penalties, seizures, and injunctive action. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

Orphan Drug Act

To date, we have successfully obtained Orphan Drug designation by the FDA under the Orphan Drug Act of 1983 for epratuzumab for non-Hodgkin lymphoma, yttrium-90-labeled clivatuzumab for pancreatic cancer, IMMU-132 for small-cell lung and pancreatic cancers, labetuzumab for ovarian, pancreatic and small-cell lung cancers, and milatuzumab for multiple myeloma and chronic lymphocytic leukemia. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or where the manufacturer of the approved product cannot assure sufficient quantities. As a result, there can be no assurance that our competitors will not receive approval of drugs or biologics that have a different active ingredient for treatment of the diseases for which our products and product candidates are targeted.

Foreign Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products candidates being developed and products being marketed outside of the United States. We must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of our products in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required by the FDA for BLA licensure. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, we are subject to post-approval regulatory requirements, such as those regarding product manufacturing, marketing, or distribution.

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

We may also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments where we may market our products and product candidates, if approved. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. The majority of states also have anti-kickback laws which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the U.S., for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The ACA, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers were required to begin collecting data on August 1, 2013 and submit reports to the government by March 31, 2014 and June 30, 2014, and the 90th day of each subsequent calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

Third Party Coverage and Reimbursement

In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of coverage and reimbursement to the consumer from third party payers such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

Results of Operations

Our results for any interim period, such as those described in the following analysis, are not necessarily indicative of the results for the entire fiscal year or any other future period.

Three-Month Period Ended December 31, 2014 (fiscal 2015) Compared to 2013 (fiscal 2014)

Revenues

Revenues for the three-month period ended December 31, 2014 were $1.0 million, as compared to $1.2 million for the same period in 2013, representing a decrease of $0.2 million or 17%. The decrease was due to a decrease in product sales. Product sales for the three-month period ended December 31, 2014 was $0.8 million, as compared to $0.9 million for the same period in 2013, representing a decrease of $0.1 million or 11%. The prior year’s product sales volume benefited from the receipt of the regulatory approval/clearance to sell new lots of commercial LeukoScan® product. This approval alleviated a demand backlog of commercially available LeukoScan® product, resulting in higher than normal sales in the second quarter of fiscal 2014. Research and development revenues for the three-month periods ended December 31, 2014 and 2013 were $0.2 million and $0.3 million, respectively, representing a decrease of $0.1 million due to the timing of program spending and the number of grant programs in place during the current period.

Costs and Expenses

Total costs and expenses for the three-month period ended December 31, 2014 were $12.5 million, as compared to $9.8 million for the same period in 2013, representing an increase of $2.7 million or 28%. Research and development expenses for the three-month period ended December 31, 2014 were $10.4 million as compared to $7.2 million for the same period in 2013, an increase of $3.2 million or 44%. The increase in research and development expenses resulted primarily from $2.6 million of higher clinical trial expenses, driven by an increase of $1.8 million for the Phase 3 clinical trial for clivatuzumab tetraxetan and increased product development expenses related to the Phase 2 antibody-drug conjugates’ clinical trials. This growth of research and development spending is expected to continue with the increased costs associated with the Phase 3 clinical trial as well as the expanding Phase 2 antibody-drug conjugates’ clinical trials, depending on the availability of cash resources.

Cost of goods sold was approximately the same for the three-months ended December 31, 2014 compared to the same period in 2013. Gross profit margins were 91% for the second quarter of fiscal 2015 as compared to 89% for the second quarter of fiscal 2014. General and administrative costs were $1.9 million and $2.0 million for the three-month periods ended December 31, 2014 and 2013, respectively, with the decline due primarily to reduced legal and professional expenses.

Foreign Currency Transaction Loss

Foreign currency transactions amounted to a gain of $12 thousand for the three-month period ended December 31, 2014 and a gain of $13 thousand for the same period in 2013, primarily as a result of currency fluctuations between the U.S. Dollar and the Euro.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net Loss Attributable to Immunomedics, Inc. Stockholders for the three-month period ended December 31, 2014 was $11.4 million, or $0.12 per basic share, as compared to $8.5 million, or $0.10 per basic share, for the same period in 2013 representing an increased loss of $2.9 million. The increase in net loss reported in fiscal 2015 as compared to fiscal 2014 resulted primarily from increased research and development expenses.

Six -Month Period Ended December 31, 2014 (fiscal 2015) Compared to 2013 (fiscal 2014)

Revenues

Revenues for the six-month period ended December 31, 2014 were $2.1 million as compared to $6.7 million for the same period in 2013, representing a decrease of $4.6 million, or 69%. License and other revenues were $4.6 million for the six-month period ended December 31, 2013. The license and other revenue in fiscal 2014 period resulted from revenue earned upon fulfilling the Company’s obligations under the Algeta ASA Service Agreement, as amended. There were no license and other revenues for the same period in fiscal 2015. Product sales were $1.5 million for each of the six-month periods ended December 31, 2014 and 2013. Research and development revenues for the six-month periods ended December 31, 2014 and 2013 were $0.6 million for both periods.

Costs and Expenses

Total costs and expenses for the six-month period ended December 31, 2014 were $26.0 million, as compared to $20.9 million for the same period in 2013, representing an increase of $5.1 million or 24%. Research and development expenses for the six-month period ended December 31, 2014 were $19.8 million as compared to $15.1 million for the same period in 2013, an increase of $4.7 million or 31%. This increase was primarily due to $3.5 million higher phase 3 clinical trial expenses for clivatuzumab tetraxetan and increased product development expenses related to the Phase 2 antibody-drug conjugates’ clinical trials. This growth of research and development spending is expected to continue with the increased costs associated with the Phase 3 clinical trial as well as the expanding Phase 2 antibody-drug conjugates’ clinical trials, depending on the availability of cash resources.

Cost of goods sold for the six-month period ended December 31, 2014 were $0.1 million as compared to $0.2 million for the same period in 2013. Gross profit margins were 90% and 88%, respectively, for the first six months of fiscal 2015 and fiscal 2014. Cost of license fee and other revenues of $1.2 million resulted from the recognition of deferred manufacturing costs related to the Algeta service agreement which was completed during the six-month period ended December 31, 2013. There were no license fees and other costs in the six-month period ended December 31, 2014. Sales and marketing expenses were $0.4 million and $0.6 million for the six-month periods ended December 31, 2014 and 2013, respectively. General and administrative costs were $5.7 million for the six-month period ended December 31, 2014 and $3.8 million for the same period in 2013 representing an increase of $1.9 million or 50%. This increase is primarily attributable to approximately $1.8 million of increased legal and professional fees, (principally increased legal fees regarding the arbitration proceedings with Takeda-Nycomed).

Foreign Currency Transaction Loss

Foreign currency transactions amounted to no gain or loss for the six-month period ended December 31, 2014 as compared to a gain of $18 thousand for the six-month period ended December 31, 2013 due to currency fluctuations between the U.S. Dollar and the Euro.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net Loss Attributable to Immunomedics, Inc. Stockholders for the six-month period ended December 31, 2014 was $23.8 million or $0.26 per basic share, as compared to net loss of $14.1 million or $0.17 per basic share, for the same period in 2013. The increase in net loss in the 2014 period as compared to the same period in 2013 resulted primarily due to increased research and development cost related to clinical trials, increased legal and professional fees, and the decrease in other revenues received in the prior period that related to the Algeta agreement.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operations. Net cash used in operating activities for the six-month period ended December 31, 2014 increased to $19.6 million compared to $15.1 million net cash used in operating activities for the six-months ended December 31, 2013. The increase in cash used in operating activities during the current period was primarily due to a higher net loss of $9.8 million partially offset by $2.5 million of realized deferred revenue in fiscal 2014 and $2.1 million in accounts payable and accrued expenses primarily as a result of higher clinical trial expenses.

Cash flows from investing. Net cash provided by investing activities for the six-months ended December 31, 2014 was $15.8 million compared to net cash used in investing activities of $20.3 million for the six-months ended December 31, 2013. The increase in cash provided by investing activities for fiscal 2014 is primarily due to proceeds of $19.5 million for the sales or maturities of marketable securities, (partially offset by $3.2 million of purchases of marketable securities in the current period), as compared to $20.1 million for the purchases of marketable securities in the previous year.

Cash flows from financing. Net cash used in financing activities for the six-month period ended December 31, 2014 was $0.1 million compared to $0.9 million net cash provided by financing activities for the six-month period ended December 31, 2013. The decrease in cash flow resulted principally from $1.1 million in increased proceeds received from the exercise of stock options in the prior period.

Working Capital and Cash Requirements

At December 31, 2014, we had working capital of $15.3 million, which was approximately $23.0 million lower than the working capital of $38.3 million at June 30, 2014. Our cash, cash equivalents and marketable securities amounted to $21.3 million at December 31, 2014, representing a decrease of $20.5 million from $41.8 million at June 30, 2014. The decreases were primarily a result of our use of $19.6 million of cash in operations. Working capital also decreased as a result of a $2.1 million increase in accounts payable and accrued expenses, primarily for clinical trial related expenses.

Our budgeted cash requirements in fiscal year 2015 are expected to be approximately $41.0 million, which includes expenses related to the clivatuzumab tetraxetan Phase 3 clinical trial for the treatment of patients with pancreatic cancer, as well as for expenses for the ongoing Phase 2 expansion ADC clinical trials (sacituzumab govitecan and labetuzumab govitecan). We have the ability to reduce our cash flow spending requirements if necessary, after considering certain planned discretionary spending, including the funding of our clinical trial programs. For the six-month period ended December 31, 2014, we utilized cash aggregating $20.5 million. As of December 31, 2014, we have $21.3 million of cash, cash equivalents and marketable securities. We will require additional funding in order to fund our operating expenses, the ongoing Phase 3 trial, the Phase 2 clinical trials and further development of clinical trial programs in fiscal 2015 and beyond.

We continue to pursue business development and licensing arrangements as a potential source of financing. These activities include potential payments from partners, UCB S.A. (“UCB”) and The Bayer Group (“Bayer”), as well as any new parties who may be interested in our clinical programs as well as any licenses to our intellectual property estate. State and Federal Grants, along with potential debt and equity financing may also be other sources of financing.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with our available financial resources. These financial resources may not be adequate to sustain our operations and we will be required to finance future cash needs through strategic collaboration agreements, the sale of additional equity or debt securities. However, we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. Having insufficient funds may require us to delay, scale-back or eliminate some or all of our programs or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. Additionally, if we raise funds by issuing equity securities, dilution to existing stockholders would result; and if we raise funds by incurring additional debt financing, the terms of the debt may involve future cash payment obligations and/or conversion to equity as well as restrictions that may limit our ability to operate our business.

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

Former Licensing Partner:

On October 3, 2013, Takeda Pharmaceutical Company Limited, the parent company of Nycomed GmbH (“Takeda-Nycomed”), delivered notice of termination of its worldwide licensing agreement (the “Agreement”) with Immunomedics, Inc. (the “Company”) to develop, manufacture and commercialize veltuzumab for the treatment of all non-cancer indications. Takeda-Nycomed terminated the Agreement subsequent to the Company’s filing of arbitration proceedings concerning delays in Takeda-Nycomed’s development of veltuzumab, which the Company argued was a material breach of the Agreement. In response to the Company’s claim for damages for the delays, Takeda-Nycomed made certain counterclaims against the Company. The Company responded by filing its own Statement of Defense on November 12, 2013, denying Takeda and Takeda-Nycomed’s allegations and contesting Takeda or Takeda-Nycomed’s rights to any relief. An arbitrator was appointed later that month.

On December 16, 2014, the Company was notified that the arbitrator awarded no money to either party and the award was in full settlement of all claims and counterclaims submitted to arbitration. All rights to veltuzumab have reverted back to the Company as a result of the termination.

Shareholder complaints:

Two separate shareholder derivative complaints have been filed against the Company. First, on March 24, 2014, a complaint styled Kops v. Goldenberg, et al., was filed in the Superior Court of New Jersey, Chancery Division, General Equity Part, Morris County. Second, on April 18, 2014, a complaint styled Breitman v. Sullivan, et al., was filed in the United States District Court for the District of New Jersey. The complaints allege, among other things, that the Company and certain directors and officers breached their fiduciary duties for disseminating false and misleading information relating to the termination of the Nycomed Agreement. In particular, the complaints allege that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaints allege that the breaches in fiduciary duties by the directors and officers caused damages to the Company and stockholders, including a decline in value of the Company’s common stock, increased investigatory and litigation costs, and exposure to civil liability as a result of a pending securities fraud class action suit. Plaintiffs bring the derivative actions to recover damages against the directors and officers for the benefit of the Company, and to require the Company to reform and improve its corporate governance and internal procedures. Both derivative actions are presently stayed pending the outcome of a related putative class action lawsuit, described below. The defendants believe that the allegations in the derivative complaints are without merit and intend to defend the lawsuits vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

A putative class action lawsuit, styled Nasyrova v. Immunomedics, Inc., was filed on February 27, 2014 in the United States District Court for the District of New Jersey. The lawsuit alleges that the Company and certain of its current and former officers and directors failed to disclose and/or made material misstatements in the Company’s public filings relating to the termination of the Nycomed Agreement. In particular, the complaint alleges that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the

Company announced that the Nycomed Agreement was terminated. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On June 24, 2014, the District Court entered an order appointing John Neff as lead plaintiff and The Rosen Firm, P.A. as lead counsel. Lead plaintiff and lead counsel thereafter filed an Amended Class Action Complaint on August 8, 2014. Defendants moved to dismiss the complaint on September 22, 2014. On January 29, 2015 the United States District Court for the District of New Jersey granted the Company’s motion to dismiss the complaint in its entirety. The Court’s opinion concluded that Immunomedics had no duty to disclose issues raised with Takeda-Nycomed prior to the termination of the Nycomed Agreement. Plaintiffs will, however, be granted leave to file a further amended complaint to cure the deficiencies identified in the opinion. The Court granted Plaintiffs thirty days from the date of the opinion in order to file an amended complaint. If an amended complaint is not filed within that timeframe, the dismissal is with prejudice.

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

We have incurred significant operating losses since our formation in 1982. As of December 31, 2014, we had an accumulated deficit of approximately $285.3 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our existing licensing agreement with UCB and the collaboration agreement with Bayer (Algeta). The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our business operations or related cash flows. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging product for which our patent protection has recently expired (which may leave us vulnerable to increased competition, for example, from generic manufacturers). In addition, we have made the strategic decision to de-emphasize sales of our diagnostic product and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. Although we may have net income from time to time based on the timing and amount of proceeds received under collaborative agreements, we expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

Clinical trials involve the administration of a product candidate to patients who are already extremely ill, making patient enrollment often difficult and expensive. Moreover, even in ideal circumstances where the patients can be enrolled and then followed for the several months or more required to complete the study, the trials can be suspended, terminated, delayed or otherwise fail for any number of reasons, including:

•	later-stage clinical trials may raise safety or efficacy concerns not readily apparent in earlier trials;

•	unforeseen difficulties in manufacturing the product candidate in compliance with all regulatory requirements and in the quantities needed to complete the trial which may become cost-prohibitive;

•	we or our collaboration partner(s) may experience delays in obtaining, or an inability to obtain, agreement for the conduct of our clinical trials from FDA, institutional review boards (IRBs) or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	while underway, the continuation of clinical trials may be delayed, suspended or terminated due to modifications to the clinical trial’s protocols based on interim results obtained or changes required or conditions imposed by the FDA, an IRB, a date and safety monitoring board, or DSMB, or any other regulatory authority;

•	our third-party contractors may fail to meet their contractual obligations to us in a timely manner;

•	FDA or other regulatory authorities may impose a clinical hold, for example based an inspection of the clinical trial operations or trial sites;

•	we or our collaboration partner(s) may suspend or cease trials in our or their sole discretion;

•	during the long trial process alternative therapies may become available which make further development of the product candidate impracticable; and

•	if we are unable to obtain the additional capital we need to fund all of the clinical trials we foresee, including the anticipated Phase 3 trial for Y-90-labeled clivatuzumab tetraxetan in pancreatic cancer, we may be forced to cancel or otherwise curtail such trials and other studies.

Any failure or substantial delay in successfully completing clinical trials for our product candidates, particularly the ongoing trials for our most advanced product candidates, epratuzumab, veltuzumab and Y-90-labeled clivatuzumab tetraxetan, could severely harm our business and results of operations.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, the Company may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between the company and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately read to the denial of regulatory approval of one or more of our product candidates.

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

Our budgeted cash requirements in fiscal year 2015 are expected to be approximately $41.0 million, which includes expenses related to the clivatuzumab tetraxetan Phase 3 clinical trial for the treatment of patients with pancreatic cancer, as well as expenses for the ongoing Phase 2 expansion ADC clinical trials (sacituzumab govitecan and labetuzumab govitecan). We have the ability to reduce our cash flow spending requirements if necessary, after considering certain planned discretionary spending, including the funding of our clinical trial programs. For the six-month period ended December 31, 2014, we utilized cash aggregating $20.5 million. As of December 31, 2014, we have $21.3 million of cash, cash equivalents and marketable securities. We will require additional funding in order to fund our operating expenses, the ongoing Phase 3 trial, the Phase 2 clinical trials and further development of clinical trial programs in fiscal 2015 and beyond.

We continue to pursue business development and licensing arrangements as a potential source of financing. These activities include potential payments from partners, UCB S.A. (“UCB”) and The Bayer Group (“Bayer”), as well as any new parties who may be interested in clinical programs as well as any licenses to our intellectual property estate. State and Federal Grants, along with potential debt and equity financing may also be other sources of financing.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with our available financial resources. These financial resources may not be adequate to sustain our operations and we will be required to finance future cash needs through strategic collaboration agreements, the sale of additional equity or debt securities. However, we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. The capital markets have experienced volatility in recent years, which has resulted in uncertainties with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. Having insufficient funds may require us to delay, scale-back or eliminate some or all of our programs or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. Additionally, if we raise funds by issuing equity securities, dilution to existing stockholders would result; and if we raise funds by incurring additional debt financing, the terms of the debt may involve future cash payment obligations and/or conversion to equity as well as restrictions that may limit our ability to operate our business.

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

We have licensed the exclusive worldwide rights for the treatment of non-cancer indications to one of our most advanced therapeutic compounds, epratuzumab to UCB. As a result, UCB is solely responsible, and we are depending upon them, for completing the clinical development of these compounds, obtaining all necessary regulatory approvals, and then commercializing and manufacturing the compounds for sale. If they do not fully perform their responsibilities under our agreements, or if the clinical trials to be conducted or regulatory approvals to be obtained are not initiated, are unsuccessful or are terminated by them for any other reason, our ability to commercialize this product candidate in the future, as well as other product candidates we have in development which are closely related to them, would be severely jeopardized. In such event, it is likely we would never receive any additional milestone payments or royalties that we are eligible to receive under our agreement with UCB, and our ability to fund the development and testing of our other product candidates would be adversely affected.

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

Our future success will be highly dependent upon our ability to first obtain and then defend the patent and other intellectual property rights necessary for the commercialization of our product candidates. We have filed numerous patent applications on the technologies and processes that we use in the U.S. and certain foreign countries. Although we have obtained a number of issued U.S. patents to date, the patent applications owned or licensed by us may not result in additional patents being issued. Moreover, these patents may not afford us the protection we need against competitors with similar technologies or products. A number of jurisdictions where we have sought, or may in future choose to seek, intellectual property protection, have intellectual property laws and patent offices which are still developing. Accordingly, we may have difficulty obtaining intellectual property protection in these markets, and any intellectual property protections which we do obtain may be less protective than in the United States, which could have an adverse effect on our operations and financial prospects.

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

Expiry or our intellectual property rights could lead to increased competition.

Even where we are able to obtain and then defend patent and other intellectual property rights necessary for research, development and commercialization of our product candidates, such intellectual property rights will be for a limited term. Where patents which we own or license expire, the technology the subject of the patent may be utilized by third parties in research and development or competing products (for example, generic versions of a patented product may be manufactured by third parties once the patent expires). While we endeavor to maintain robust intellectual property protection, as our existing issued patents expire it may materially and adversely affect our competitive position.

We face substantial competition in the biotechnology industry and may not be able to compete successfully against one or more of our competitors.

The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology and autoimmune disease products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Biogen Idec, Roche, GlaxoSmithKline, Seattle Genetics, ImmunoGen, Merck Serono, Genmab, Amgen, Bristol-Myers Squibb, Bayer Healthcare Pharmaceuticals, Pfizer, AstraZeneca and Eli Lilly, are engaged in the development of therapeutic autoimmune and oncology products. For example, Human Genome Sciences, a wholly owned subsidiary of GlaxoSmithKline, has received approval from the FDA for belimumab, their human monoclonal antibody against B-lymphocyte stimulator, or BlyS, for the therapy of patients with SLE. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology and autoimmune disease products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies. Further, even if we are able to successfully develop and commercialize products, other manufacturers operating in emerging markets may also have a competitive advantage over us with respect to competing products due to their ability to manufacture with a lower cost base.

We expect to face increasing competition from universities and other non-profit research organizations. These institutions carry out a significant amount of research and development in the field of antibody-based technologies and they are increasingly aware of the commercial value of their findings. As a result, they are demanding greater patent and other proprietary rights, as well as licensing and future royalty revenues. It is possible that such competition could come from universities with which we have, or have previously had, collaborative research and development relationships, notwithstanding our efforts to protect our intellectual property in the course of such relationships.

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

We are heavily dependent upon the talents of Dr. David M. Goldenberg, our Chairman of the Board and Chief Scientific Officer, and Ms. Sullivan, our President and Chief Executive Officer, as well as certain other key personnel. If Dr. Goldenberg, Ms. Sullivan or any of our other key personnel were to unexpectedly leave our Company, our business and results of operations could be materially and adversely affected. In addition, as our business grows we will need to continue to attract additional management and scientific personnel. Competition for qualified personnel in the biotechnology and pharmaceutical industries is intense and we may not be successful in our recruitment efforts. If we are unable to attract, motivate and retain qualified professionals, our operations could be materially and adversely affected.

Certain potential for conflicts of interest, both real and perceived, exist which could result in expensive and time-consuming litigation.

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman and Chief Scientific Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a

Trustee of CMMI, a not-for-profit cancer research center that we used to conduct certain research activities. Dr. Goldenberg’s employment agreement with us permits him to devote more of his time working for CMMI than for us, and other key personnel of our company also have research collaborations with CMMI. Dr. Goldenberg is also a minority stockholder, director and officer of our majority-owned subsidiary, IBC Pharmaceuticals, Inc. Dr. Goldenberg is the primary inventor of new intellectual property for Immunomedics and IBC and is largely responsible for allocating ownership between the two companies. Dr. Goldenberg also has primary responsibility for monitoring the market for incidences of potential infringement of the Company’s intellectual property by third parties.

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

During the last few years, we have generated revenues from awards made to us by the National Institutes of Health and the Department of Defense to partially fund some of our programs. We cannot rely on grants or additional contracts as a continuing source of funds. Funds available under these grants and contracts must be applied by us toward the research and development programs specified by the government rather than for all our programs generally. The government’s obligation to make payments under these grants and contracts is subject to appropriation by the U.S. Congress for funding in each year. It is possible that Congress or the government agencies that administer these government research programs will continue to scale back these programs or terminate them due to their own budgetary constraints, as they have recently been doing. Additionally, these grants and research contracts are subject to adjustment based upon the results of periodic audits performed on behalf of the granting authority. Consequently, the government may not award grants or research contracts to us in the future, and any amounts that we derive from existing awards may be less than those received to date. In those circumstances, we would need to provide funding on our own, obtain other funding, or scale back or terminate the affected program. In particular, we cannot assure you that any currently-contemplated or future efforts to obtain funding for our product candidate programs through government grants or contracts will be successful, or that any such arrangements which we do conclude will supply us with sufficient funds to complete our development programs without providing additional funding on our own or obtaining other funding. Where funding is obtained from government agencies or research bodies, our intellectual property rights in the research or technology funded by the grant are typically subject to certain licenses to such agencies or bodies, which could have an impact on our utilization of such intellectual property in future.

We face a number of risks relating to the maintenance of our information systems and our use of information relating to clinical trials.

In managing our operations, we rely on computer systems and electronic communications, including systems relating to record keeping, financial information, sourcing, and back-up and the internet (“Information System”). Our Information Systems include the electronic storage of financial, operational, research, patient and other data. Our Information System may be subject to interruption or damage from a variety of cause, including power outages, computer and communications failures, system capacity constraints, catastrophic events (such as fires, tornadoes and other natural disasters), cyber risks, computer viruses and security breaches. If our Information Systems cease to function properly, are damaged or are subject to unauthorized access, we may suffer interruptions in our operations, be required to make significant investments to fix or replace systems and/or be subject to fines, penalties, lawsuits, or government action. The realization of any of these risks could have a material adverse effect on our business, financial condition and results of operations. Our clinical trials information and patient data (which may include personally identifiable information) is part of our Information Systems and is therefore subject to all of the risks set forth above, notwithstanding our efforts to code and protect such information.

Risks Related to Government Regulation of our Industry

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our future products and profitability. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, PPACA), which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. The new law, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, and establishes a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Substantial new provisions affecting compliance also have been added, which may require modification of business practices with health care practitioners.

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

Both before and after regulatory approval to market a particular product candidate, including our biologic product candidates, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record keeping related to the product are subject to extensive, ongoing regulatory requirements, including without limitation submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice, or cGMP, requirements and good clinical practice requirements for any clinical trials that we conduct post-approval. As a result, we are subject to a number of governmental and other regulatory risks, which include:

•	Clinical development is a long, expensive and uncertain process; delay and failure can occur at any stage of our clinical trials;

•	Our clinical trials are dependent on patient enrollment and regulatory approvals; we do not know whether our planned trials will begin on time, or at all, or will be completed on schedule, or at all;

•	The FDA or other regulatory authorities may not approve a clinical trial protocol or may place a clinical trial on hold;

•	We rely on third parties, such as consultants, contract research organizations, medical institutions, and clinical investigators, to conduct clinical trials for our drug candidates and if we or any of our third-party contractors fail to comply with applicable regulatory requirements, such as current good clinical practice, or cGCP, requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials;

•	If the clinical development process is completed successfully, our ability to derive revenues from the sale of therapeutics will depend on our first obtaining FDA or other comparable foreign regulatory approvals, each of which are subject to unique risks and uncertainties;

•	There is no assurance that we will receive FDA or corollary foreign approval for any of our product candidates for any indication; we are subject to government regulation for the commercialization of our product candidates;

•	We have not received regulatory approval in the U.S. or any foreign jurisdiction for the commercial sale of any of our biologic product candidates;

•	Even if one or more of our product candidates does obtain approval, regulatory authorities may approve such product candidate for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate;

•	Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities;

•	Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities could subject us to administrative or judicially imposed sanctions;

•	Although several of our product candidates have received orphan drug designation in the U.S. and the E.U. for particular indications, we may not receive orphan drug exclusivity for any or all of those product candidates or indications upon approval, and even if we do obtain orphan drug exclusivity, that exclusivity may not effectively protect the product from competition;

•	Even if one or more of our product candidates is approved in the U.S., it may not obtain the 12 years of exclusivity from biosimilars for which innovator biologics are eligible, and even if it does obtain such exclusivity, that exclusivity may not effectively protect the product from competition;

•	The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates, and if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained; and

•	We may be liable for contamination or other harm caused by hazardous materials used in the operations of our business.

In addition, our operations are also subject to various federal and state fraud and abuse, physician payment transparency and privacy and security laws, including, without limitation:

•	the federal Anti-Kickback Statute, which by prohibits, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs. This statute has been applied to pharmaceutical manufacturer marketing practices, educational programs, pricing policies and relationships with healthcare providers. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;

•	federal civil and criminal false claims laws and civil monetary penalty laws, including civil whistleblower or qui tam actions that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations, which created federal criminal laws that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information;

•	federal “sunshine” requirements imposed by PPACA on drug manufacturers regarding any “transfer of value” made or distributed to physicians and teaching hospitals, and any ownership and investment interests held by such physicians and their immediate family members. Failure to submit the required information may result in civil monetary penalties of up an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws or regulations; and

•	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require drug manufacturers to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of our business activities, including certain sales and marketing practices and financial arrangements with physicians, could be subject to challenge under one or more of such laws. Any action against us, even if we successfully defend against it, could result in the commencement of civil and/or criminal proceedings, exclusion from governmental health care programs, substantial fines, penalties, and/or administrative remedies, any of which could have an adverse effect on our financial condition and results of operations.

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

In the past, following periods of volatility in the market prices of the securities of companies in our industry, securities class action litigation has often been instituted against those companies. If we face such litigation in the future, it would result in substantial costs and a diversion of management’s attention and resources, which could negatively impact our business. For example, as described in this Quarterly Report on Form 10-Q, two separate shareholder derivative complaints have been filed against the Company. First, on March 24, 2014 a complaint styled Kops v. Goldenberg, et al., was filed in the Superior Court of New Jersey, Chancery Division, General Equity Part, Morris County. Second, on April 8, 2014, a complaint styled Breitman v. Sullivan, et al., was filed in the United States District Court for the District of New Jersey. In addition, a putative class action lawsuit, styled Nasyrova v. Immunomedics, Inc., was filed on February 27, 2014 in the United States District Court for the District of New Jersey. On January 29, 2015 the United States District Court for the District of New Jersey in a putative class action lawsuit, styled Nasyrova v. Immunomedics, Inc., has granted the Company’s motion to dismiss the complaint in its entirety. All three complaints are based on the allegation that we and certain of our current and former officers and directors failed to disclose and/or made material misstatements in the Company’s public filings relating to the termination of an agreement between the Company and Nycomed GmbH (“Nycomed”). There can be no assurance that such litigation will be resolved in our favor, and we might be required to devote significant resources and management time defending the company from these claims, which could adversely affect our business, financial condition and results of operations.

At February 3, 2015, we had 93,387,149 hares of common stock outstanding, 6,319,126 additional shares reserved for the exercise of outstanding options and restricted stock units 12,189,671 shares available for future grant under our stock option plan and 1,000,000 shares of common stock reserved for issuance upon the exercise of outstanding warrants.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of December 31, 2014, Dr. David M. Goldenberg, our Chairman and Chief Scientific Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 9% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

IMMUNOMEDICS, INC.

February 4, 2015	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

February 4, 2015	By:	/s/ Peter P. Pfreundschuh
Peter P. Pfreundschuh
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Immunomedics, Inc., incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on December 4, 2014.

10.1	Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 as filed with the Commission on January 13, 2015.

10.2	Forms of Incentive Stock Option Notice and Incentive Stock Option Agreement under the Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 as filed with the Commission on January 13, 2015.

10.3	Forms of Nonqualified Stock Option Notice and Nonqualified Stock Option Agreement under the Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 as filed with the Commission on January 13, 2015.

10.4	Forms of Restricted Stock Units Notice and Restricted Stock Units Agreement (for Officers/Employees) under the Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 as filed with the Commission on January 13, 2015.

10.5	Forms of Restricted Stock Units Notice and Restricted Stock Units Agreement (for Directors) under the Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 as filed with the Commission on January 13, 2015.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.