Form 10-Q
period 2015-03-31
IMMUNOMEDICS INC
filed 2015-05-06
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares of the registrant’s common stock outstanding as of May 5, 2015 was 93,464,463.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	June 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$16,063,159	$6,961,494
Marketable securities	90,129,300	34,871,120
Accounts receivable, net of allowance for doubtful accounts of $62,024 at March 31, 2015 and $88,609 at June 30, 2014	598,164	674,617
Inventory	624,367	778,989
Other receivables	185,381	303,102
Prepaid expenses	1,637,025	1,614,897
Other current assets	378,513	180,678

Total current assets	109,615,909	45,384,897

Property and equipment, net of accumulated depreciation of $27,721,469 and $27,312,924 at March 31, 2015 and June 30, 2014, respectively	2,065,311	1,895,475
Other long-term assets	152,405	206,110

Total Assets	$111,833,625	$47,486,482

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$8,824,995	$6,886,682
Deferred revenues	230,759	240,158

Total current liabilities	9,055,754	7,126,840
Convertible senior notes – net of unamortized debt issuance costs of $3,557,878 at March 31, 2015	96,442,122	—
Other liabilities	1,574,881	1,500,244
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2015 and June 30, 2014	—	—
Common stock, $0.01 par value; authorized 155,000,000 shares at March 31, 2015 (135,000,000 at June 30, 2014); issued 93,479,501 shares and outstanding 93,444,776 shares at March 31, 2015; and issued 93,113,480 shares and outstanding 93,078,755 shares at June 30, 2014	934,794	931,134
Capital contributed in excess of par	302,180,742	300,080,804
Treasury stock, at cost, 34,725 shares at March 31, 2015 and at June 30, 2014	(458,370)	(458,370)
Accumulated deficit	(297,067,440)	(261,465,638)
Accumulated other comprehensive (loss) income	(243,729)	261,837

Total Immunomedics, Inc. stockholders’ equity	5,345,997	39,349,767
Noncontrolling interest in subsidiary	(585,129)	(490,369)

Total stockholders’ equity	4,760,868	38,859,398

Total Liabilities and Stockholders’ Equity	$111,833,625	$47,486,482

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Revenues:
Product sales	$694,329	$925,235	$2,183,626	$2,434,159
License fee and other revenues	250,000	—	250,000	4,623,333
Research and development	238,369	229,106	823,861	797,120

Total revenues	1,182,698	1,154,341	3,257,487	7,854,612

Costs and Expenses:
Costs of goods sold	72,771	90,253	218,040	270,523
Costs of license fee and other revenues	—	—	—	1,189,170
Research and development	10,385,422	8,141,744	30,142,289	23,221,651
Sales and marketing	285,708	243,692	689,140	886,234
General and administrative	1,564,536	2,200,526	7,239,764	5,975,278

Total costs and expenses	12,308,437	10,676,215	38,289,233	31,542,856

Operating loss	(11,125,739)	(9,521,874)	(35,031,746)	(23,688,244)
Interest expense	(720,795)	—	(720,795)	—
Interest and other income, net	32,838	15,179	69,126	39,695
Foreign currency transaction gain (loss)	28,873	(25,894)	29,035	(7,902)

Loss before income tax expense	(11,784,823)	(9,532,589)	(35,654,380)	(23,656,451)
Income tax expense	(3,327)	(1,372)	(42,182)	(1,372)

Net loss	(11,788,150)	(9,533,961)	(35,696,562)	(23,657,823)
Net loss attributable to noncontrolling interest	(32,003)	(28,359)	(94,760)	(78,778)

Net loss attributable to Immunomedics, Inc. stockholders	$(11,756,147)	$(9,505,602)	$(35,601,802)	$(23,579,045)

Loss per common share attributable to Immunomedics, Inc. stockholders:
Basic and diluted	$(0.13)	$(0.11)	$(0.38)	$(0.28)

Weighted average shares used to calculate loss per common share:
Basic and diluted	93,351,708	83,340,329	93,201,307	83,127,073

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(253,502)	3,355	(511,335)	123,236
Unrealized gain (loss) on available-for-sale securities	16,220	(4,138)	5,769	10,884

Other comprehensive (loss) income	(237,282)	(783)	(505,566)	134,120

Net comprehensive loss	(12,025,432)	(9,534,744)	(36,202,128)	(23,523,703)
Net loss attributable to noncontrolling interest	(32,003)	(28,359)	(94,760)	(78,778)

Net comprehensive loss attributable to Immunomedics, Inc. stockholders	$(11,993,429)	$(9,506,385)	$(36,107,368)	$(23,444,925)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(35,696,562)	$(23,657,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	408,643	424,084
Amortization of debt issuance costs	99,337	—
Gain on sale of marketable securities	(10,203)	(4,193)
(Decrease) increase in allowance for doubtful accounts	(20,752)	12,037
Non-cash expense related to stock compensation	2,117,582	2,403,293
Amortization of deferred revenue	(9,399)	(2,532,016)
Non-cash decrease in value of life insurance policy	53,705	32,822
Amortization of deferred rent	74,637	74,637
Amortization of bond premiums	307,227	155,280
Changes in operating assets and liabilities	2,296,242	1,650,434

Net cash used in operating activities	(30,379,543)	(21,441,445)

Cash flows from investing activities:
Purchases of marketable securities	(82,298,796)	(20,097,204)
Proceeds from sales of marketable securities	26,748,771	4,015,460
Purchases of property and equipment	(581,528)	(317,571)

Net cash used in investing activities	(56,131,553)	(16,399,315)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	100,000,000	—
Payment of debt issuance costs	(3,657,214)	—
Tax withholding payments for stock compensation	(518,995)	(286,786)
Exercise of stock options	505,011	1,663,346

Net cash provided by financing activities	96,328,802	1,376,560

Effect of changes in exchange rates on cash and cash equivalents	(716,041)	127,839

Net increase (decrease) in cash and cash equivalents	9,101,665	(36,336,361)
Cash and cash equivalents, beginning of period	6,961,494	41,326,000

Cash and cash equivalents, end of period	$16,063,159	$4,989,639

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

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. Operating results for the three and nine-month periods ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2015, or any other period.

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

As of March 31, 2015, the Company had cash, cash equivalents and marketable securities totaling $106.2 million. In February, 2015 the Company issued $100 million of 4.75% Convertible Senior Notes due 2020 (the “Convertible Notes”) in the aggregate. After deducting the initial purchasers’ fees and offering expenses, the Company received net proceeds of $96.3 million, (see note 4 to the condensed consolidated financial statements).

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of equity and debt securities and revenues from licensing agreements, which could provide up-front and milestone payments, as well as funding of development costs and other licensing possibilities.

The Company’s budgeted cash requirements in fiscal year 2015 includes expenses related to the clivatuzumab tetraxetan Phase 3 clinical trial for the treatment of patients with pancreatic cancer, as well as for expenses for the ongoing Phase 2 expansion ADC clinical trials (sacituzumab govitecan and labetuzumab govitecan). For the nine-month period ended March 31, 2015 the Company utilized cash aggregating $30.4 million related to its operating activities. Based on the Company’s cash flow projections, it believes it has sufficient funds to continue its operations and research and development programs for at least the next twelve months.

Future financial demands include ongoing operating expenses, Phase 3 clinical trials, the Phase 2 clinical trials and further development of various clinical trial programs in fiscal 2016 and 2017. The Company will continue to require additional funding in order to fund its operations and programs.

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

Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with its available financial resources. These financial resources may not be adequate to sustain its operations and the Company will be required to finance future cash needs through strategic collaboration agreements, or the sale of additional equity or debt securities. However, the Company cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders. The capital markets have experienced volatility in recent years, which has resulted in uncertainties with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. Having insufficient funds may require the Company to delay, scale-back or eliminate some or all of its programs or renegotiate less favorable terms than it would otherwise choose. Failure to obtain adequate financing also may adversely affect its ability to operate as a going concern. Additionally, if the Company raises funds by issuing equity securities, dilution to existing stockholders would result; and, if the Company raises additional funds by incurring debt financing, the terms of the debt may involve future cash payment obligations and/or conversion to equity as well as restrictions that may limit its ability to operate its business.

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

Marketable Securities

Marketable securities, all of which are available-for-sale, consists of corporate debt securities, U.S. bonds and U.S. sponsored agencies and municipal bonds. Corporate debt securities include Eurodollar issues of U.S. corporations, and U.S. dollar denominated issues of foreign corporations. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive (loss) income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net (loss) income and are included in interest and other income (net), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in interest and other income (net).

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

The Plan enables the grant of stock options, stock appreciation rights, stock awards, stock unit awards, performance shares, cash-based performance units and other stock-based awards, each of which may be granted separately or in tandem with other awards. The Plan is described more fully in Note 7 to these condensed consolidated financial statements.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the nine-month periods ended March 31, 2015 and 2014:

	Nine-Month Period Ended March 31,
	2015	2014
Expected dividend yield	0%	0%
Expected option term (years)	5.07	3.47
Expected stock price volatility	59%	66%
Risk-free interest rate	1.60%-1.67%	0.03%-1.79%

Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock-based awards.

Income Taxes

The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. The Company has recorded a full valuation allowance against its net deferred tax assets as of March 31, 2015.

At June 30, 2014, the Company has available net operating loss carry forwards for federal income tax reporting purposes of approximately $173.4 million and for state income tax reporting purposes of approximately $66.2 million, which expire at various dates between fiscal 2015 and 2034. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period.

The majority-owned subsidiary of the Company (IBC Pharmaceuticals, Inc.) is currently under examination by the Internal Revenue Service for the fiscal year ended December 31, 2013.

Income taxes were provided for profitable foreign jurisdictions at the estimated annual tax rate during the three and nine-month periods ended March 31, 2015 and 2014. The Company’s U.S. operations reported a net loss for the three and nine-month periods ended March 31, 2015 and 2014, resulting in a tax benefit that was fully offset by a valuation allowance.

The Company has no liability for uncertain tax positions as of March 31, 2015.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three and nine-month periods ended March 31, 2015 and 2014. The common stock equivalents excluded from the diluted per share calculation are 26,759,915 and 7,388,212 shares at March 31, 2015 and 2014, respectively.

Net Comprehensive Loss

Net comprehensive loss consists of net loss, unrealized gain (loss) on available for sale securities and foreign exchange translation adjustments and is presented in the condensed consolidated statements of comprehensive loss.

Reclassification

Certain prior period balances have been reclassified to conform to the current period presentation.

Accounting Pronouncements

In April 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs”. Under the new ASU, debt issuance costs will be reported in the balance sheet as a direct deduction from the related debt liability rather than as a separate asset. Amortization of the costs is reported as interest expense. The amendments in this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted for financial statements that have not been previously issued. The Company has adopted this standard in the current interim period and have presented the debt issuance costs related to the Convertible Notes as a direct deduction from the related face value in the accompanying condensed consolidated balance sheet.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This guidance clarifies that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments in this update are effective for annual reporting periods ending after December 15, 2016, and annual and interim periods thereafter, and early application is permitted. The Company is assessing ASU 2014-15’s impact and will adopt it when effective.

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

In June 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This ASU was initiated as a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. For a public company, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods, and early application is not permitted for public companies. On April 1, 2015, the FASB voted to propose to defer the effective date on the new revenue recognition standard by one year. Therefore, public organizations would apply the new standard to annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is assessing ASU 2014-09’s impact and will adopt it when effective.

3.	Marketable Securities

Immunomedics adopted Accounting Standards Codification No. 320, Accounting for Investments—Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there are no positive intent and ability to hold to maturity, the securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive (loss) income. Immunomedics considers all of its current investments to be available-for-sale.

Marketable securities at March 31, 2015 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
March 31, 2015
U.S. Treasury Bonds	$13,690	$12	$—	$13,702
U.S. Government Sponsored Agencies	46,383	21	(9)	46,395
Corporate Debt Securities	30,051	5	(24)	30,032

	$90,124	$38	$(33)	$90,129

Maturities of debt securities classified as available-for-sale were as follows at March 31, 2015 (in thousands):

	Fair Value	Net Carrying Amount
Due within one year	$38,344	$38,442
Due after one year through five years	51,785	52,064

	$90,129	$90,506

Marketable securities at June 30, 2014 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
June 30, 2014
U.S. Treasury Bonds	$8,537	$1	$(1)	$8,537
U.S. Government Sponsored Agencies	7,458	—	(1)	7,457
Corporate Debt Securities	18,876	12	(11)	18,877

	$34,871	$13	$(13)	$34,871

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2014 (in thousands):

	Fair Value	Net Carrying Amount
Due within one year	$25,336	$25,449
Due after one year through five years	9,535	9,603

	$34,871	$35,052

4.	Convertible Senior Notes

In February 2015, the Company issued $100.0 million of Convertible Notes (net proceeds of $96.3 million after deducting the initial purchasers’ fees and offering expenses) in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 144A under the Securities Act. The Convertible Notes will mature on February 15, 2020, unless earlier purchased or converted. The debt issuance costs of approximately $3.7 million, primarily consisting of underwriting, legal and other professional fees, will be amortized over the term of the Convertible Notes. The Convertible Notes were senior unsecured obligations of the Company. Interest at 4.75% will be payable semiannually on February 15 and August 15 of each year, beginning on August 15, 2015. The effective interest rate on the Convertible Note was 5.48% for the period from the date of issuance through March 31, 2015.

The Convertible Notes are convertible at the option of holders into approximately 19.6 million shares of Immunomedics common stock at any time prior to the close of business on the day immediately preceding the maturity date. The conversion rate will initially be 195.8336 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $5.11 per share of Immunomedics common stock).

If the Company undergoes a fundamental change (as defined in the indenture governing the Convertible Notes), holders may require Immunomedics to purchase for cash all or part of the Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date, subject to certain exceptions. In addition, if certain make-whole fundamental changes (as defined in the indenture governing the Convertible Notes) occur, Immunomedics will, in certain circumstances, increase the conversion rate for any Convertible Note converted in connection with such make-whole fundamental change.

The indenture does not limit the amount of debt which may be issued by the Company under the indenture or otherwise, does not contain any financial covenants or restrict the Company from paying dividends or issuing or repurchasing its other securities. The indenture contains customary terms and covenants and events of default.

If an event of default with respect to the Convertible Notes occurs, holders may, upon satisfaction of certain conditions, accelerate the principal amount of the Convertible Notes plus premium, if any, and accrued and unpaid interest, if any. In addition, the principal amount of the Convertible Notes plus premium, if any, and accrued and unpaid interest, if any, will automatically become due and payable in the case of certain types of bankruptcy or insolvency events of default involving the Company.

Total interest expense for the Convertible Notes was $0.7 million for the three and nine-month period ended March 31, 2015 including amortization of debt issuance costs of $0.1 million.

5.	Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, and Convertible Notes. The carrying amount of accounts receivable, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments as of March 31, 2015 and June 30, 2014.

The Company has categorized its other financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Cash, cash equivalents and marketable securities:

Financial assets recorded on the condensed consolidated balance sheets as of March 31, 2015 and June 30, 2014 are categorized based on the inputs to the valuation techniques as follows (in thousands):

•	Level 1 – Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

•	Level 2 – Financial assets whose value are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

•	Level 3 – Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

	($ in thousands)
March 31, 2015	Level 1	Level 2	Level 3	Total
Money Market Funds	$11,859	$—	$—	$11,859
Marketable Securities:
U.S. Treasury Bonds	13,702	—	—	13,702
U.S. Government Sponsored Agencies	46,395	—	—	46,395
Corporate Debt Securities	30,032	—	—	30,032

Total	$101,988	$—	$—	$101,988

	($ in thousands)
June 30, 2014	Level 1	Level 2	Level 3	Total
Money Market Funds	$367	$—	$—	$367
Marketable Securities:
U.S. Treasury Bonds	8,537	—	—	8,537
U.S. Government Sponsored Agencies	7,457	—	—	7,457
Corporate Debt Securities	18,877	—	—	18,877

Total	$35,238	$—	$—	$35,238

The money market funds noted above are included in cash and cash equivalents.

Convertible Notes

The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the Convertible Notes as of March 31, 2015 was $99.6 million.

6.	Stockholders’ Equity

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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows:

	Currency Translation Adjustments	Net Unrealized (Losses) Gains on Available-for-Sale Securities	Accumulated Other Comprehensive Income
Balance, July 1, 2014	$261,924	$(87)	$261,837
Other comprehensive (loss) income before reclassifications	(511,335)	15,972	(495,363)
Amounts reclassified from accumulated other comprehensive income (loss)(a)	—	(10,203)	(10,203)

Net current-period other comprehensive (loss) income	(511,335)	5,769	(505,566)

Balance, March 31, 2015	$(249,411)	$5,682	$(243,729)

Balance, July 1, 2013	$161,830	$—	$161,830
Other comprehensive income before reclassifications	123,236	15,077	138,313
Amounts reclassified from accumulated other comprehensive income(a)	—	(4,193)	(4,193)

Net current-period other comprehensive income	123,236	10,884	134,120

Balance, March 31, 2014	$285,066	$10,884	$295,950

(a)	For the nine-months ended March 31, 2015 and 2014, $10,203 and $4,193 was reclassified from accumulated other comprehensive income to interest and other income, respectively.

All components of accumulated other comprehensive income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

7.	Stock Incentive Plan

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

As under the 2006 Plan, option awards under the Plan are generally granted with an exercise price equal to the market price of the Plan, the Company’s common stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, are vested immediately and have seven year contractual terms. At March 31, 2015, there were 18,434,788 shares of common stock reserved for possible future issuance under the Plan, both currently outstanding (6,176,555 shares) and which were available to be issued for future grants (12,258,233 shares).

The weighted average fair value at the date of grant for options granted during the nine-month periods ended March 31, 2015 and 2014 were $1.61 and $1.94 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding and the expected stock price volatility is based on the Company’s daily stock trading history. The weighted average of the expected option term increased to 5.07 years for the nine-month period ended March 31, 2015 from 3.47 years for the nine-month period ended March 31, 2014 as a result of the issuance of short-term options to the former chief financial officer in the prior year. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The lower risk-free interest rate results from the short-term rate for the stock options granted to the former chief financial officer for the nine-month period ended March 31, 2014.

Information concerning options for the nine-month period ended March 31, 2015 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, July 1, 2014	5,308,617	$3.41
Granted	694,923	$3.57
Exercised	(178,625)	$3.03
Cancelled or forfeited	(399,750)	$4.54

Outstanding, March 31, 2015	5,425,165	$3.34	3.24	$3,817,459

Exercisable, March 31, 2015	4,105,123	$3.18	2.42	$3,441,461

A summary of the Company’s non-vested restricted and performance stock units at July 1, 2014, and changes during the nine-month period ended March 31, 2015 are presented below:

Outstanding Non-Vested Restricted and Performance Stock Units	Number of Awards
Non-vested at July 1, 2014	788,364
Restricted Units Granted	277,313
Vested	—
Exercised	(314,287)

Non-vested at March 31, 2015	751,390

The Company has 2,071,432 non-vested options, restricted and performance stock units outstanding as of March 31, 2015. As of March 31, 2015, there was $3.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.6 years. The Company recorded $0.6 million and $2.1 million for total stock-based compensation expense for employees, executive officers and non-employee Board members for the three and nine-month periods ended March 31, 2015, respectively, as compared to $0.9 million and $2.4 million for the three and nine-month periods ended March 31, 2014, respectively.

Each non-employee Board member who continues to serve shall receive on the date of the annual stockholders meeting an annual grant of non-qualified stock options and restricted stock units, each equal in value to $45 thousand. The Company recorded $44 thousand and $135 thousand for stock-based compensation expense for these non-employee Board members restricted stock units for the three and nine-month periods ended March 31, 2015, respectively, as compared to $44 thousand and $159 thousand for the three and nine-month periods ended March 31, 2014, respectively.

On August 14, 2014, the Company awarded an additional 226,657 restricted stock units to certain executive officers of the Company at the market price on that date ($3.32 per share). These restricted stock units will vest over a four-year period. As of March 31, 2015, there was $1.4 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these executive officers, excluding performance stock units. The cost is being recognized over a weighted-average period of 2.5 years. The Company recorded $0.2 million and $0.6 million for stock-based compensation expense for these executive officers for the three and nine-month periods ended March 31, 2015, as compared to $0.2 million and $0.5 million for the three and nine-month periods ended March 31, 2014, respectively.

On August 16, 2013, the Company also awarded certain executive officers Performance Units of up to 389,864 units of restricted stock units which are subject to attainment of certain performance milestones as well as certain continued service requirements. All or a portion of the Performance Units vest based upon the level of achievement of the milestones set forth in each agreement, which is expected to be achieved within five years of the grant date. The Performance Units that vest based upon attainment of the Performance Milestone will be exercised based on a percentage basis on the attainment of anniversary dates. As of March 31, 2015, 116,959 of the total Performance Units were vested based on the achievement of certain performance milestones, which are currently outstanding. The remaining 272,905 Performance Units are available if the remaining performances are achieved within five years of grant date. The Company recorded $0.1 million and $0.3 for the stock-based compensation for the three and nine-month periods ended March 31, 2015, as compared to $0.5 million and $1.3 million for the stock-based compensation for the three and nine-month periods ended March 31, 2014, respectively. There is $0.5 million of total unrecognized compensation cost related to these non-vested Performance Units granted as of March 31, 2015. That cost is being recognized over a weighted-average period of 2.2 years. The unrecognized compensation cost is subject to modification on a quarterly basis based on review of performance probability and requisite achievement periods.

8.	Geographic Segments

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the three and nine-months ended March 31, 2015 and 2014 ($ in thousands):

	As of and for the three-months ended March 31, 2015
	United States	Europe	Total
Total assets	$110,600	$1,234	$111,834
Property and equipment, net	2,056	9	2,065
Revenues	489	694	1,183
(Loss) before taxes	(11,762)	(23)	(11,785)

	As of and for the three-months ended March 31, 2014
	United States	Europe	Total
Total assets	$24,074	$2,179	$26,253
Property and equipment, net	1,980	—	1,980
Revenues	242	912	1,154
(Loss) income before taxes	(9,586)	53	(9,533)

	Nine-months ended March 31, 2015
	United States	Europe	Total
Revenues	$1,110	$2,147	$3,257
(Loss) income before taxes	(35,733)	79	(35,654)

	Nine-months ended March 31, 2014
	United States	Europe	Total
Revenues	$5,453	$2,402	$7,855
(Loss) before taxes	(23,588)	(68)	(23,656)

9.	Related Party Transactions

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

The Company incurred legal expenses on behalf of CMMI for patent related matters for the three and nine-month period ended March 31, 2015 of $8 thousand and $30 thousand, respectively, as compared to $10 thousand and $23 thousand for the three and nine-month periods ended March 31, 2014, respectively. The Company has first rights to license those patents and may decide whether or not to support them. However, any inventions made independently of the Company at CMMI are the property of CMMI. On occasion, CMMI engages in research contracts on behalf of Immunomedics, Inc. However, for the three and nine-month periods ended March 31, 2015 and 2014 there were no research related activities charged to the Company

For the three-month and nine-month periods ended March 31, 2015, Dr. Goldenberg received approximately $21 thousand and $63 thousand, respectively, and approximately $20 thousand and $59 thousand for the three-month and nine-month periods ended March 31, 2014, respectively, in compensation for his services to IBC.

10.	License and Collaboration Agreements

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

UCB, S.A.

On May 9, 2006, the Company entered into an agreement with UCB, S.A. referred to herein as UCB, providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab for the treatment of all non-cancer indications referred to herein as the UCB Agreement. Under the terms of the UCB Agreement, the Company received from UCB a non-refundable cash payment totaling $38.0 million. On December 27, 2011, the Company entered into the Amendment Agreement with UCB referred to herein as the Amendment Agreement. The Amendment Agreement provided UCB the right to sublicense epratuzumab, subject to obtaining the Company’s prior consent, to a third party for the United States and certain other territories. As of March 31, 2015, UCB has not executed a sublicense agreement with a third-party.

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

Collectively, pursuant to the UCB Agreement and the Amendment Agreement the Company is entitled to receive (i) up to $145.0 million in cash payments and $20.0 million in equity investments in regulatory milestone payments and (ii) up to $260.0 million related to the achievement of specified product sales milestones. The Company is also entitled to product royalties ranging from a mid-teen to mid-twenty percentage of aggregate annual net sales under the UCB Agreement and Amendment Agreement during the product royalty term, (subject to reduction in certain circumstances). No development milestone, commercialization milestone or royalty payments were achieved through March 31, 2015. There can be no assurance that the development or commercialization milestones or royalty payment thresholds under the UCB Agreement and Amendment Agreement will be met and therefore there can be no assurance that the Company will receive such future payments.

The Agreement commenced on May 9, 2006 and shall terminate in accordance with the terms thereof or by mutual written consent, unless UCB decides to cease all development and commercialization of epratuzumab pursuant to the Agreement. Either the Company or UCB has the right to terminate the Agreement by notice in writing to the other party upon or after any material breach of the Agreement by the other party, if the other party has not cured the breach within 60 days after written notice to cure has been given, with certain exceptions. Upon termination of the Agreement, among other things, all rights and licenses granted by the Company to UCB shall terminate, all rights of UCB under the Immunomedics Patent Rights, as defined in the Agreement and Immunomedics Know-How (as defined in the Agreement) shall revert to the Company, and UCB shall cease all use of the Immunomedics Patent Rights and Immunomedics Know-How. Further, all regulatory filings and Approvals (as defined in the Agreement) and any other documents relating to or necessary to further develop and commercialize the Licensed Compound (as defined in the Agreement) and Licensed Products (as defined in the Agreement), including, without limitation, all sublicenses granted by UCB, and all of UCB’s right, title and interest therein and thereto, shall be assigned to the Company at the Company’s option. No additional amounts shall be payable on events occurring after the effective date of termination.

The Bayer Group (formerly Algeta ASA)

In January 2013, the Company entered into a collaboration agreement, referred to herein as the Collaboration Agreement, with Algeta ASA, referred to herein as Algeta, for the development of epratuzumab to be conjugated with Algeta’s proprietary thorium-227 alpha-pharmaceutical payload. On August 2, 2013, an amendment to the Collaboration Agreement was entered into between the two companies modifying certain delivery and supply parameters. Under the terms of the Collaboration Agreement, as amended, the Company is required to manufacture and supply clinical-grade epratuzumab to Algeta, which has rights to evaluate the potential of a Targeted Thorium Conjugate (TTC), linking thorium-227 to epratuzumab, for the treatment of patients with cancer. Algeta will fund all non-clinical and clinical development costs up to the end of Phase 1 clinical testing. Upon successful completion of Phase 1 testing, the parties shall negotiate terms for a license agreement at Algeta’s request. The Company and Algeta agreed to certain parameters in the Collaboration Agreement. Under the terms of the Collaboration Agreement, as amended, Immunomedics received an upfront cash payment and other payments which have been recognized upon the Company fulfilling its obligations under the Collaboration Agreement. For the nine-month period ended March 31, 2014, the Company recognized $4.6 million of revenue under this arrangement, which was included in license fee and other revenues, while the related costs of $1.2 million was included in cost of license fee and other revenue. No such revenue was recognized for the three-month period ended March 31, 2014. For the three and nine-month periods ended March 31, 2015, the Company has recognized revenue of $0.3 million under this arrangement. The Bayer Group, referred to herein as Bayer, has acquired all of the shares and voting rights in Algeta ASA and the program with Immunomedics has been formally transferred to Bayer (Algeta).

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

Under the terms of the Goldenberg Agreement, the Company makes a minimum quarterly payment of $37.5 thousand to Dr. Goldenberg during each of the fiscal years during the Goldenberg Agreement, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. For the three and nine-month periods ended March 31, 2015 and 2014, no additional incentive payments were made to Dr. Goldenberg.

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

Legal Matters

The following is a summary of legal matters that are outstanding:

Shareholder complaints:

Two separate shareholder derivative complaints have been filed against the Company. First, on March 24, 2014, a complaint styled Kops v. Goldenberg, et al., was filed in the Superior Court of New Jersey, Chancery Division, General Equity Part, Morris County. Second, on April 18, 2014, a complaint styled Breitman v. Sullivan, et al., was filed in the United States District Court for the District of New Jersey. The complaints allege, among other things, that the Company and certain directors and officers breached their fiduciary duties for disseminating false and misleading information relating to the termination of the Nycomed Agreement. In particular, the complaints allege that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaints allege that the breaches in fiduciary duties by the directors and officers caused damages to the Company and stockholders, including a decline in value of the Company’s common stock, increased investigatory and litigation costs, and exposure to civil liability as a result of a pending securities fraud class action suit. Plaintiffs bring the derivative actions to recover damages against the directors and officers for the benefit of the Company, and to require the Company to reform and improve its corporate governance and internal procedures. On February 13, 2015, the Kops matter was dismissed without prejudice pursuant to a stipulation entered into by the parties. The Breitman matter is presently stayed pending the outcome of a motion to dismiss in a related putative class action lawsuit, described below. The defendants believe that the allegations in the derivative complaints are without merit and intend to defend the lawsuits vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

A putative class action lawsuit, styled Nasyrova v. Immunomedics, Inc., was filed on February 27, 2014, in the United States District Court for the District of New Jersey. The lawsuit alleges that the Company and certain of its current and former officers and directors failed to disclose and/or made material misstatements in the Company’s public filings relating to the termination of the Nycomed Agreement. In particular, the complaint alleges that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On June 24, 2014 the District Court entered an order appointing John Neff as lead plaintiff and The Rosen Law Firm, P.A. as lead counsel. Lead plaintiff and lead counsel thereafter filed an Amended Class Action Complaint on August 8, 2014. The defendants believe that the allegations in the class action complaint are without merit and intend to defend the lawsuit vigorously. Defendants moved to dismiss the complaint on September 22, 2014. On January 29, 2015 the United States District Court for the District of New Jersey granted the Company’s motion to dismiss the complaint in its entirety. The Court’s opinion concluded that Immunomedics had no duty to disclose issues raised with Takeda-Nycomed prior to the termination of the Nycomed Agreement. The Court granted Plaintiffs thirty days from the date of the opinion in order to file an amended complaint. On February 27, 2015 a second amended complaint was filed by the plaintiff alleging failure to disclose information related to the status of the agreement. The Company filed a motion to dismiss the second amended complaint on April 13, 2015. The defendants continue to believe that the allegations in the class action complaint are without merit and intend to defend the lawsuit vigorously.

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

Overview

Immunomedics is a clinical-stage biopharmaceutical company developing monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. Our advanced proprietary technologies allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins. Using these technologies, we have built a pipeline of nine clinical-stage product candidates. We have an ongoing collaboration with UCB, S. A. (UCB), to whom we licensed epratuzumab for the treatment of all non-cancer indications worldwide. UCB expects Phase 3 data in systemic lupus erythematosus in the first half of 2015. We are exploring epratuzumab in oncology in collaboration with independent cancer study groups. Our most advanced candidate, to which we retain worldwide rights for all indications, is 90Y-clivatuzumab tetraxetan. We initiated a Phase 3 registration trial in January 2014 in patients with advanced pancreatic cancer. Our portfolio of wholly-owned product candidates also includes antibody-drug conjugates, (ADCs) that are designed to deliver a specific payload of a chemotherapeutic directly to the tumor while reducing overall toxic effects that are usually found with conventional administration of these chemotherapeutic agents. Our most advanced ADCs are sacituzumab govitecan (IMMU-132) and labetuzumab govitecan (IMMU-130), which have completed patient enrollment in Phase 2 trials for certain solid tumors and metastatic colorectal cancer, respectively. We also have a number of other product candidates that target solid tumors and hematologic malignancies, as well as other diseases, in various stages of clinical and pre-clinical development. These include bispecific antibodies targeting cancers and infectious diseases as T-cell redirecting immunotherapies, as well as bispecific antibodies for next-generation cancer and autoimmune disease therapies, created using its patented DOCK-AND-LOCK® protein conjugation technology. We believe that our portfolio of intellectual property provides commercially reasonable protection for our product candidates and technologies.

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

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of March 31, 2015, we employed 17 professionals in our research and development departments and 22 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Epratuzumab

Our partner, UCB, is currently evaluating epratuzumab in two Phase 3 clinical trials in systemic lupus erythematosus, or SLE. There is currently no cure for lupus and treatment options are limited; belimumab is the only new drug to have gained U.S. approval for SLE in the last 50 years. Moderate to severe SLE is chronic and potentially fatal, affecting approximately 300,000 people both in the U.S. and in the EU. This autoimmune disease is characterized by a variable and unpredictable course and has the potential to affect any part of the body including organs, skin, joints, blood vessels and nervous system. In December 2010, UCB launched the two Phase 3 EMBODY™ studies based on encouraging results from a Phase 2b study, in which patients treated with epratuzumab reported higher response rates than the placebo patients. Some of the differences in response rates were observed as early as eight weeks after treatment, with further improvement at week 12. In addition, results from an open-label extension arm of the trial showed that continued cycles of epratuzumab therapy maintained improvements or further reduced the lupus disease activity of patients. Furthermore, in some patients, there was a reduction in corticosteroid doses, and no new safety concerns were identified. Patients also reported clinically meaningful improvements in health-related quality of life. The two EMBODY™ trials have completed patient enrollment, with first results expected during the first half of calendar year 2015, according to UCB.

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

Due to the complexity of regulatory processes in different European countries, clinical site initiations for PANCRIT-1 are taking longer than we had originally anticipated. As a result, we now expect patient enrollment to be completed in calendar year 2016. We are working closely with our Clinical Research Organization to ramp up additional site openings, focusing on territories where we have the ability to have multiple sites to be opened at a single point in time.

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

Sacituzumab Govitecan (IMMU-132)

Sacituzumab govitecan has received Fast Track designation from FDA for the treatment of patients with triple-negative breast cancer (TNBC) who have failed prior therapies for metastatic disease and for patients with small-cell lung cancer (SCLC). This ADC has also been designated an orphan drug by FDA for the treatment of patients with SCLC and pancreatic cancer in the U.S. and by the European Medicines Agency, or EMA, for the treatment of pancreatic cancer in the European Union.

Currently, clinical development for sacituzumab govitecan involves the expansion of the number of patients with select types of solid cancers including TNBC, SCLC, non-small-cell lung cancer (NSCLC), and colorectal cancer (CRC). Results from this multicenter study were updated in an oral presentation at the 2015 Annual Meeting of the American Association for Cancer Research.

For patients with TNBC, 26% showed an objective response to sacituzumab govitecan, with 2 having a complete disappearance of their tumors, or complete response, and 10 showing a 30% or better tumor reduction, which qualified them as partial responders in accordance with the rules set by the Response Evaluation Criteria In Solid Tumors (RECIST 1.1). Including patients with responses between less than 30% tumor shrinkage and less than 20% tumor increase, which are considered stable disease, the disease control rate was 74%. At present, 21 of these patients are continuing therapy.

Cancer Types (N*)	Objective Response**	Disease Control
Triple-Negative Breast (46)	(2+10) (26%)	34 (74%)
Non-Small Cell Lung (19)	6 (32%)	14 (74%)
Small Cell Lung (20)	6 (30%)	11 (55%)
Esophageal (16)	2 (13%)	9 (56%)

*	N represents the number of patients that are evaluable at this time for treatment response.
**	Except with triple-negative breast cancer (2 patients with complete response), all objective responses are partial responses.

In lung cancer, the objective response rates were 32% and 30% for NSCLC and SCLC, respectively, and disease control rates were 74% and 55%, respectively. For the 18 patients with advanced cancer of the esophagus enrolled into the study, 16 were assessable for response, having an objective response rate of 13% and a disease control rate of 56%.

Also reported were results on 29 patients with CRC in early assessments of survival. The median length of time living without the disease getting worse from the beginning of their sacituzumab govitecan treatments was 3.9 months. The median length of survival from the start of treatment was 18.0 months.

Sacituzumab govitecan is well tolerated by patients. At the optimal doses of 8 and 10 mg/kg, only 7% of patients required having dosing delayed due to adverse reactions, while dose reductions were experienced in only 15-16% of patients. Grades 3 and 4 adverse events occurring in more than 5% of patients include fatigue (5%), neutropenia (24%), and anemia (6%). Irinotecan, the parent drug of SN-38, shows an increased incidence of severe diarrhea (38%), neutropenia (31%), and neutropenic fever (8%). Further, despite repeated injections, no patient produced any antibody against sacituzumab govitecan.

Results from the Phase 1 portion of this study have been published in Clinical Cancer Research.

Certain patents relating to the protein sequence of the hRS7 antibody used in sacituzumab govitecan have a 2017 expiration in the U.S. and 2023 overseas. Other patents relating to use of hRS7 for cancer therapy, including the SN-38 conjugated form of hRS7 used in sacituzumab govitecan, extend to 2023.

Labetuzumab Govitecan (IMMU-130)

Our second investigational solid-tumor ADC involves our anti-CEACAM5 antibody labetuzumab, conjugated to SN-38. The agent is currently being studied in patients with mCRC who had received at least one prior irinotecan-containing regimen and had an elevated blood titer of carcinoembryonic antigen (CEA). Several dosing schedules were evaluated in three Phase 1 studies. Treatment responses from 26 patients were presented at the 2014 Annual Meeting of the American Society of Clinical Oncology. Labetuzumab govitecan showed therapeutic activity in all three trials, but a more frequent dosing schedule, with administrations of the ADC once or twice-weekly for two weeks followed by a week off, appeared to be more active in patients with mCRC than when administered every other week.

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

With more frequent dosing, a higher rate of disease control of 70% or more was observed, and one patient treated twice weekly achieved a PR.

In the expanded Phase 2 study, patients are being treated in 3-week cycles, receiving labetuzumab govitecan either once or twice weekly for the first two weeks followed by one week of rest. This study has completed patient enrollment with patient follow-up continuing.

The frequent dosing of IMMU-130 appears to be well tolerated by patients, with transient and reversible neutropenia, and manageable diarrhea the major side effects, which were mild and irregular.

Certain patents relating to the hMN-14 antibody used in labetuzumab govitecan expire in 2014-2016. Other patents relating to use of hMN-14 for cancer therapy, including the SN-38 conjugated form of hMN-14 used in labetuzumab govitecan, extend to 2023.

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

Early-Stage Programs

We have additional potential products for the treatment of cancer and autoimmune diseases including veltuzumab, our anti-CD20 antibody, milatuzumab, our anti-CD74 antibody and IMMU-114, a humanized anti-HLA-DR antibody.

Veltuzumab

Veltuzumab is being evaluated in a Phase 2 study in combination with 90Y-epratuzumab tetraxetan in patients with aggressive NHL, funded by a grant from the Small Business Innovation Research, or SBIR, program of the National Cancer Institute, or NCI. Patient enrollment into this trial has now been completed, with patient follow-up continuing.

In autoimmune diseases, we are studying the subcutaneous formulation of veltuzumab in patients with immune thrombocytopenia (ITP) in a Phase 1/2 trial. This trial has completed patient accrual and patients will be followed for up to 5 years.

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

Milatuzumab is being evaluated as a treatment of graft-versus-host disease. A Phase I clinical trial in this indication is now closed to patient enrollment. The anti-CD74 antibody is also being studied subcutaneously in a Phase 1b study in patients with active SLE. The SLE study is supported by a three-year research grant from the Department of Defense with a potential funding of $1.6 million.

Yttrium-90-Labeled Epratuzumab Tetraxetan

90Y-epratuzumab tetraxetan is our radiolabeled anti-CD22 investigational product for patients with NHL or ALL. As noted above, the radiolabeled antibody is currently being studied in a combination with veltuzumab in a Phase 2 clinical trial for the therapy of patients with aggressive NHL, supported by a NCI-SBIR grant.

In ALL, a team from the University of Nantes, Nantes, France, is sponsoring a Phase 1/2 study to evaluate the safety and efficacy of 90Y-epratuzumab tetraxetan in patients with relapsed or refractory ALL. Results from the Phase 1 portion of this study have been published online in February, 2015 in Lancet Haematol.

IMMU-114

IMMU-114 is a novel humanized antibody directed against an immune response target, HLA-DR, under development for the treatment of patients with B-cell cancers. HLA-DR is a receptor located on the cell surface whose role is to present foreign objects to the immune system for the purpose of eliciting an immune response. Increased presence of HLA-DR in hematologic cancers has made it a prime target for antibody therapy. The anti-HLA-DR antibody is being evaluated as a subcutaneously administered monotherapy for patients with NHL or CLL in a Phase 1 study.

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

Product Approval

In the United States, our product candidates are regulated as biologic pharmaceuticals, or biologics. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulations;

•	submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before human clinical trials may begin and must be updated annually;

•	approval by an independent Institutional Review Board, or IRB, the ethics committee at each clinical site before the trial is initiated.

•	performance of adequate and well-controlled clinical trials to establish the safety, purity and potency of the proposed biologic, and the safety and efficacy of the proposed drug for each indication;

•	preparation of and submission to the FDA of a Biologics License Application, or BLA, for a new biologic, after completion of all pivotal clinical trials;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities to assess compliance with current Good Manufacturing Practice, or cGMP, regulations; and

•	FDA review and approval of a BLA for a new biologic, prior to any commercial marketing or sale of the product in the United States.

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

•	Phase 1 studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational product in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.

•	Phase 2 includes controlled clinical trials conducted to preliminarily or further evaluate the effectiveness of the investigational product for a particular indication(s) in patients with the disease or condition under study, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the product.

•	Phase 3 clinical trials are generally controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational product, and to provide an adequate basis for product approval.

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

The results of the preclinical and clinical testing, along with information regarding the manufacturing of the product and proposed product labeling, are evaluated and, if determined appropriate, submitted to the FDA through a BLA. The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Once the BLA submission has been accepted for filing, the FDA’s standard goal is to review applications within ten months of the filing date or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months from the filing date. The review process is often significantly extended by FDA requests for additional information or clarification. FDA offers certain programs, such as Fast Track designation, designed to expedite the development and review of applications for products intended for the treatment of a serious or life-threatening disease or condition. If Fast Track designation is obtained, the FDA may initiate review of sections of a BLA before the application is complete, and the product may be eligible for accelerate approval. However, receipt of Fast Track designation for a product candidate does not ensure that a product will be developed or approved on an expedited basis, and such designation may be rescinded if the product candidate is found to no longer meet the qualifying criteria.

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

After the FDA evaluates the BLA and conducts inspections of manufacturing facilities, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. The FDA could approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated pathway establishes legal authority for FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. In March 2015, the FDA approved Novartis’s Zarxio as a biosimilar product to Amgen’s Neupogen. The approval, the first biosimilar product approved for distribution in the United States, could usher in lower prices for biologic products from increased competition.

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

Orphan Drug Act

To date, we have successfully obtained Orphan Drug designation by the FDA under the Orphan Drug Act of 1983 for epratuzumab for non-Hodgkin lymphoma, yttrium-90-labeled clivatuzumab tetraxetan for pancreatic cancer, sacituzumab govitecan for small-cell lung and pancreatic cancers, labetuzumab for ovarian, pancreatic and small-cell lung cancers, and milatuzumab for multiple myeloma and chronic lymphocytic leukemia. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or where the manufacturer of the approved product cannot assure sufficient quantities. As a result, there can be no assurance that our competitors will not receive approval of drugs or biologics that have a different active ingredient for treatment of the diseases for which our products and product candidates are targeted.

Foreign Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates being developed, and products being marketed outside of the United States. We must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of our products in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required by the FDA for BLA licensure. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, we are subject to post-approval regulatory requirements, such as those regarding product manufacturing, marketing, or distribution.

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

We may also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments where we may market our products and product candidates, if approved. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy, and security and physician sunshine laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. The Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies, based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim, including items or services resulting from a violation of the federal Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the federal False Claims Act. The majority of states also have anti-kickback laws, which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the U.S., for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating compliance of healthcare providers and manufacturers with applicable fraud and abuse laws.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created new federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Third Party Coverage and Reimbursement

In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of coverage and reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

Results of Operations

Our results for any interim period, such as those described in the following analysis, are not necessarily indicative of the results for the entire fiscal year or any other future period.

Three-Month Period Ended March 31, 2015 Compared to 2014

Revenues

Revenues for both three-month periods ended March 31, 2015 and 2014 were $1.2 million. Product sales for the three-month periods ended March 31, 2015 were $0.7 million as compared to $0.9 million for the same period in 2014, representing a decrease of $0.2 million or 22% due to unfavorable fluctuations in the currency rates and minimum sales volume decline of LeukoScan in Europe. License fee and other revenues were $0.3 million for the three-month period ended March 2015 as compared to no revenue in the same period in 2014. This increase was due to the Bayer (Algeta) annual payment of $250 thousand as per the Collaboration Agreement.

Costs and Expenses

Total costs and expenses for the three-month period ended March 31, 2015 were $12.3 million, as compared to $10.7 million for the same period in 2014, representing an increase of $1.6 million or 15%. Research and development expenses for the three-month period ended March 31, 2015 were $10.4 million as compared to $8.1 million for the same period in 2014, representing an increase of $2.3 million or 28%. The increase in research and development expenses resulted primarily from $1.5 million of higher clinical trial expenses, driven by an increase of $0.8 million for the Phase 3 clinical trial for clivatuzumab tetraxetan and increased product development expenses related to the antibody-drug conjugates’ clinical trials. This growth of research and development spending is expected to continue with the increased costs associated with the Phase 3 clinical trial as well as the expanding antibody-drug conjugates’ clinical trials.

Cost of goods sold was approximately the same for the three-months ended March 31, 2015 and 2014. Gross profit margins were 90% for the third quarter of both fiscal 2015 and fiscal 2014. General and administrative costs were $1.6 million and $2.2 million for the three-month periods ended March 31, 2015 and 2014, respectively, with the decline due primarily to reduced legal and professional expenses. Sales and marketing expenses for the three-month period ended March 31, 2015 were $0.3 million as compared to $0.2 million for the same period in 2014.

Interest Expense

Interest expense for the three-month period ended March 31, 2015 was $0.7 million. This related to the issuance in February 2015 of $100.0 million of 4.75% Convertible Senior Notes, due in February 2020 and included amortization of debt issuance costs of $0.1 million. There was no interest expense for the three-month period ended March 31, 2014.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net Loss Attributable to Immunomedics, Inc. stockholders for the three-month period ended March 31, 2015 was $11.8 million or $0.13 per share, as compared to a net loss of $9.5 million or $0.11 per share, for the same period in 2014 representing an increase of $2.3 million, or 24%. The increase in the net loss attributable to Immunomedics, Inc. stockholders over the same period in 2014 resulted primarily from increased research and development expenses and interest expense.

Nine-Month Period Ended March 31, 2015 Compared to 2014

Revenues

Revenues for the nine-month period ended March 31, 2015 were $3.3 million as compared to $7.9 million for the same period in 2014, representing a decrease of $4.6 million, or 58%. License and other revenues were $0.3 million for the nine-month period ended March 31, 2015 compared to $4.6 million for the same period in the previous year. The license and other revenue in the 2014 period resulted from revenue earned upon fulfilling the Company’s obligations under the Algeta ASA Service Agreement, as amended. Product sales for the nine-month period ended March 31, 2015 were $2.2 million as compared to $2.4 million for the same period in 2014, representing a decrease of $0.2 million, or 8%, due to unfavorable fluctuations in the currency rates in Europe. Research and development revenues for both nine-month periods ended March 31, 2015 and 2014 were $0.8 million.

Costs and Expenses

Total costs and expenses for the nine-month period ended March 31, 2015 were $38.3 million as compared to $31.5 million for the same period in 2014, representing an increase of $6.8 million, or 22%. Research and development expenses for the nine-month period ended March 31, 2015 were $30.1 million as compared to $23.2 million for the same period in 2014, representing an increase of $6.9 million, or 30%. This increase was primarily due to $4.2 million higher Phase 3 clinical trial expenses for clivatuzumab tetraxetan and increased product development expenses related to the antibody-drug conjugates’ clinical trials and increased general and administrative expenses. This growth of research and development spending is expected to continue with the increased costs associated with the Phase 3 clinical trial as well as the expanding antibody-drug conjugates’ clinical trials.

Cost of goods sold for each of the nine-month periods ended March 31, 2015 and 2014 was $0.2 million and $0.3 million, respectively. Gross profit margins were 90% and 89%, respectively, for the first nine-months of fiscal 2015 and fiscal 2014. Cost of license fee and other revenues of $1.2 million resulted from the recognition of manufacturing costs related to the Bayer (Algeta) Service Agreement which was completed during the nine-month period ended March 31, 2014. Sales and marketing expenses decreased from $0.9 million for the nine-month period ended March 31, 2014 to $0.7 million for the nine-month period ended March 31, 2015. This decrease was primarily due to the increased European regulatory fees required for the sale of the LeukoScan product in Europe in the previous year. General and administrative costs were $7.2 million for the nine-month period ended March 31, 2015 and $6.0 million for the same period in 2014 representing an increase of $1.2 million or 20%. This increase is primarily attributable to approximately $1.2 million of increased legal and professional fees, (principally increased legal fees regarding the arbitration proceedings with Takeda-Nycomed).

Interest Expense

Interest expense for the nine-month period ended March 31, 2015 was $0.7 million, which related to the issuance in February 2015 of $100.0 million of 4.75% Convertible Senior Notes, due in February 2020 and included amortization of debt issuance costs of $0.1 million. There was no interest expense for the nine-month period ended March 31, 2014.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net Loss Attributable to Immunomedics, Inc. stockholders for the nine-month period ended March 31, 2015 was $35.6 million or $0.38 per share, as compared to net loss of $23.6 million or $0.28 per share, for the same period in 2014, representing an increased net loss of $12.0 million. The increase in net loss attributable to Immunomedics, Inc. resulted primarily due to research and development costs related to clinical trials, increased legal and professional fees, interest expense and the decrease in other revenues received in the prior period that related to the Collaboration Agreement.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operations. Net cash used in operating activities for the nine-month period ended March 31, 2015 was $30.4 million compared to $21.4 million net cash used in operating activities for the nine months ended March 31, 2014. The increase in the current fiscal year’s cash flow used in operations is primarily due to a higher net loss of $12.0 million partially offset by $2.5 million of realized deferred revenue in fiscal 2014 and $1.9 million increase in accounts payable and accrued expenses primarily as a result of higher clinical trial expenses.

Cash flows from investing. Net cash used in investing activities for the nine-months ended March 31, 2015 was $56.1 million compared to $16.4 million of net cash used in investing activities for the nine-months ended March 31, 2014. The increase in cash used in investing activities for fiscal 2015 is primarily due to $62.2 million of increased purchases of marketable securities in the current period, partially offset by $22.7 million of increased maturities or sales of these securities during fiscal year 2015.

Cash flows from financing. Net cash provided by financing activities for the nine-month period ended March 31, 2015 was $96.3 million as compared to $1.4 million for the corresponding period in the previous year. The increase in cash flows from financing is due to the approximately $96.3 million of net cash proceeds, received from the issuance of $100 million of 4.75% convertible senior notes in February 2015.

Working Capital and Cash Requirements

At March 31, 2015, we had working capital of $100.6 million, which was approximately $62.3 million higher than the working capital of $38.3 million at June 30, 2014. Our cash, cash equivalents and marketable securities amounted to $106.2 million at March 31, 2015, representing an increase of $64.4 million from $41.8 million at June 30, 2014. Working capital increased primarily from the issuance of the $100 million convertible senior notes in February 2015. Partially offsetting this increase was our use of $30.4 million of cash in operations.

Our budgeted cash requirements for the fiscal year ending 2015 (June 30, 2015) are expected to be approximately $42.0 million, which includes expenses related to the clivatuzumab tetraxetan Phase 3 clinical trial for the treatment of patients with pancreatic cancer, as well as for expenses for the ongoing Phase 2 expansion ADC clinical trials (sacituzumab govitecan and labetuzumab govitecan). Based on our projected cash flow projections, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months.

We currently estimate that for fiscal year 2016 the net cash flow needs will be in the range of $44.0 to $46.0 million, not including the interest costs of $4.8 million for fiscal year 2016 from the outstanding Convertible Senior Notes as issued in February 2015. Future financial demands include ongoing operating expenses, Phase 3 and Phase 2 clinical trials and further development of various clinical trial programs in fiscal 2016 and 2017. The Company will continue to require additional funding in order to fund our operations and programs.

We continue to pursue business development and licensing arrangements as a potential source of financing. These activities include potential payments from partners, UCB and Bayer, as well as any new parties who may be interested in our clinical programs as well as any licenses to our intellectual property estate. State and Federal Grants, along with potential debt and equity financing may also be other sources of financing.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with our currently available financial resources. These financial resources may not be adequate to sustain our operations, and we will be required to finance future cash needs through strategic licensing or collaboration agreements, the sale of additional equity and/or debt securities. However, we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. Having insufficient funds may require us to delay, scale-back or eliminate some or all of our programs or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. Additionally, if we raise funds by issuing equity securities, dilution to existing stockholders would result; and if we raise funds by incurring additional debt financing, the terms of the debt may involve future cash payment obligations and/or conversion to equity as well as restrictions that may limit our ability to operate our business.

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

Shareholder complaints:

Two separate shareholder derivative complaints have been filed against the Company. First, on March 24, 2014, a complaint styled Kops v. Goldenberg, et al., was filed in the Superior Court of New Jersey, Chancery Division, General Equity Part, Morris County. Second, on April 18, 2014, a complaint styled Breitman v. Sullivan, et al., was filed in the United States District Court for the District of New Jersey. The complaints allege, among other things, that the Company and certain directors and officers breached their fiduciary duties for disseminating false and misleading information relating to the termination of the Nycomed Agreement. In particular, the complaints allege that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaints allege that the breaches in fiduciary duties by the directors and officers caused damages to the Company and stockholders, including a decline in value of the Company’s common stock, increased investigatory and litigation costs, and exposure to civil liability as a result of a pending securities fraud class action suit. Plaintiffs bring the derivative actions to recover damages against the directors and officers for the benefit of the Company, and to require the Company to reform and improve its corporate governance and internal procedures. On February 13, 2015, the Kops matter was dismissed without prejudice pursuant to a stipulation entered into by the parties. The Breitman matter is presently stayed pending the outcome of a related putative class action lawsuit, described below. The defendants believe that the allegations in the derivative complaints are without merit and intend to defend the lawsuits vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

A putative class action lawsuit, styled Nasyrova v. Immunomedics, Inc., was filed on February 27, 2014 in the United States District Court for the District of New Jersey. The lawsuit alleges that the Company and certain of its current and former officers and directors failed to disclose and/or made material misstatements in the Company’s public filings relating to the termination of the Nycomed Agreement. In particular, the complaint alleges that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On June 24, 2014, the District Court entered an order appointing John Neff as lead plaintiff and The Rosen Firm, P.A. as lead counsel. Lead plaintiff and lead counsel thereafter filed an Amended Class Action Complaint on August 8, 2014. Defendants moved to dismiss the complaint on September 22, 2014. On January 29, 2015 the United States District Court for the District of New Jersey granted the Company’s motion to dismiss the complaint in its entirety. The Court’s opinion concluded that Immunomedics had no duty to disclose issues raised with Takeda-Nycomed prior to the termination of the Nycomed Agreement. The Court granted Plaintiffs thirty days from the date of the opinion in order to file an amended complaint. On February 27, 2015 a second amended complaint was filed by the plaintiff alleging failure to disclose information related to the status of the agreement. The Company filed a motion to dismiss the second amended complaint on April 13, 2015. The defendants continue to believe that the allegations in the class action complaint are without merit and intend to defend the lawsuit vigorously.

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

Factors That May Affect Our Business and Results of Operations

Our business is subject to certain risks and uncertainties, each of which could materially and adversely affect our business, financial condition, cash flows and results of operations.

Risks Relating to Our Business, Operations and Product Development

We have a long history of operating losses and it is likely that our operating expenses will continue to exceed our revenues for the foreseeable future.

We have incurred significant operating losses since our formation in 1982. As of March 31, 2015, we had an accumulated deficit of approximately $297.1 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our existing licensing agreement with UCB and the collaboration agreement with Bayer (Algeta). The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our business operations or related cash flows. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging product for which our patent protection has recently expired (which may leave us vulnerable to increased competition, for example, from generic manufacturers). In addition, we have made the strategic decision to de-emphasize sales of our diagnostic product and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. Although we may have net income from time to time based on the timing and amount of proceeds received under collaborative agreements, we expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our clinical development efforts.

We believe we have adequate cash at our current expected spending level to fund our clinical development programs through the next twelve months. However, we will require additional financial resources after we utilize our current liquid assets in order to continue our clinical development programs as is currently forecasted beyond fiscal year 2016. We are actively pursuing various financing alternatives as market conditions permit through licensing and collaborative agreements or additional potential equity or debt financings, if necessary. We continue to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of our proprietary technologies. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. If we are unable to raise additional capital funding in the near term, we can implement certain planned discretionary spending reductions, including the reduced funding of our clinical trial programs in order for us to continue our operations at least through the next twelve months.

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

Clinical trials involve the administration of a product candidate to patients who are already extremely ill, making patient enrollment often difficult and expensive. Moreover, even in ideal circumstances where the patients can be enrolled and then followed for the several months or more required to complete the study, the trials can be suspended, terminated, delayed or otherwise fail for any number of reasons, including:

•	later-stage clinical trials may raise safety or efficacy concerns not readily apparent in earlier trials;

•	unforeseen difficulties in manufacturing the product candidate in compliance with all regulatory requirements and in the quantities needed to complete the trial which may become cost-prohibitive;

•	we or our collaboration partner(s) may experience delays in obtaining, or be unable to obtain, agreement for the conduct of our clinical trials from FDA, institutional review boards (IRBs) or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	while underway, the continuation of clinical trials may be delayed, suspended or terminated due to modifications to the clinical trial’s protocols based on interim results obtained or changes required or conditions imposed by the FDA, an IRB, a data and safety monitoring board, or DSMB, or any other regulatory authority;

•	our third-party contractors may fail to meet their contractual obligations to us in a timely manner;

•	FDA or other regulatory authorities may impose a clinical hold, for example based an inspection of the clinical trial operations or trial sites;

•	we or our collaboration partner(s) may suspend or cease trials in our or their sole discretion;

•	during the long trial process alternative therapies may become available which make further development of the product candidate impracticable; and

•	if we are unable to obtain the additional capital we need to fund all of the clinical trials we foresee, we may be forced to cancel or otherwise curtail such trials and other studies.

Any failure or substantial delay in successfully completing clinical trials for our product candidates, particularly the ongoing trials for our most advanced product candidates, epratuzumab, sacituzumab govitecan and yttrium 90-labeled clivatuzumab tetraxetan, could severely harm our business and results of operations.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, the Company may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between the company and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.

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

Our budgeted cash requirements in fiscal year 2015 are expected to be approximately $42.0 million, which includes expenses related to the clivatuzumab tetraxetan Phase 3 clinical trial for the treatment of patients with pancreatic cancer, as well as expenses for the ongoing Phase 2 expansion ADC clinical trials (sacituzumab govitecan and labetuzumab govitecan). For the nine-month period ended March 31, 2015, we utilized cash aggregating $30.4 million in operations. As of March 31, 2015, we have $106.2 million of cash, cash equivalents and marketable securities. Based on our expected cash flow projections, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. We currently estimate that for fiscal year 2016 the net cash flow needs will be in the range of $44.0 to $46.0 million, not including the interest costs of $4.8 million for fiscal year 2016 from the outstanding Convertible Senior Notes as issued in February 2015. Future financial demands include ongoing operating expenses, the Phase 3 and Phase 2 clinical trials and further development of various clinical trial programs in fiscal 2016 and 2017.

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

Over the long term, we expect research and development activities to continue to expand and we do not believe we will have adequate cash to continue to complete development of product candidates in line with our pipeline included in our long term corporate strategy. Our capital requirements are dependent on numerous factors, including:

•	The rate at which we progress our research programs and the number of product candidates we have in pre-clinical and clinical development at any one time;

•	The cost of conducting clinical trials involving patients in the U.S., Europe and possibly elsewhere;

•	Our need to establish the manufacturing capabilities necessary to produce the quantities of our product candidates we project we will need;

•	The time and costs involved in obtaining FDA and foreign regulatory approvals;

•	The cost of first obtaining, and then defending, our patent claims and other intellectual property rights;

•	The success of UCB in meeting the clinical development and commercial milestones for epratuzumab;

•	The ability of the holders of our 4.75% senior convertible notes due 2020 to convert their notes to Immunomedics common stock; and

•	Our ability to enter into licensing and other collaborative agreements to help offset some of these costs.

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

Our future success will be highly dependent upon our ability to first obtain and then defend the patent and other intellectual property rights necessary for the commercialization of our product candidates. We have filed numerous patent applications on the technologies and processes that we use in the U.S. and certain foreign countries. Although we have obtained a number of issued U.S. patents to date, the patent applications owned or licensed by us may not result in additional patents being issued. Moreover, these patents may not afford us the protection we need against competitors with similar technologies or products. A number of jurisdictions where we have sought, or may in future choose to seek, intellectual property protection, have intellectual property laws and patent offices which are still developing. Accordingly, we may have difficulty obtaining intellectual property protection in these markets, and any intellectual property protections which we do obtain may be less protective than in the U. S., which could have an adverse effect on our operations and financial prospects.

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

Expiry of our intellectual property rights could lead to increased competition

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

We are heavily dependent upon the talents of Dr. David M. Goldenberg, our Chairman of the Board and Chief Scientific Officer, and Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, as well as certain other key personnel. If Dr. Goldenberg, Ms. Sullivan or any of our other key personnel were to unexpectedly leave our Company, our business and results of operations could be materially and adversely affected. In addition, as our business grows we will need to continue to attract additional management and scientific personnel. Competition for qualified personnel in the biotechnology and pharmaceutical industries is intense and we may not be successful in our recruitment efforts. If we are unable to attract, motivate and retain qualified professionals, our operations could be materially and adversely affected.

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

In managing our operations, we rely on computer systems and electronic communications, including systems relating to record keeping, financial information, sourcing, and back-up and the internet (“Information Systems”). Our Information Systems include the electronic storage of financial, operational, research, patient and other data. Our Information Systems may be subject to interruption or damage from a variety of causes, including power outages, computer and communications failures, system capacity constraints, catastrophic events (such as fires, tornadoes and other natural disasters), cyber risks, computer viruses and security breaches. If our Information Systems cease to function properly, are damaged or are subject to unauthorized access, we may suffer interruptions in our operations, be required to make significant investments to fix or replace systems and/or be subject to fines, penalties, lawsuits, or government action. The realization of any of these risks could have a material adverse effect on our business, financial condition and results of operations. Our clinical trials information and patient data (which may include personally identifiable information) is part of our Information Systems and is therefore subject to all of the risks set forth above, notwithstanding our efforts to code and protect such information.

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

Both before and after regulatory approval to market a particular product candidate, including our biologic product candidates, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record keeping related to the product are subject to extensive, ongoing regulatory requirements, including, without limitation, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice, or cGMP, requirements and good clinical practice requirements for any clinical trials that we conduct post-approval. As a result, we are subject to a number of governmental and other regulatory risks, which include:

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

In addition, our operations are also subject to various federal and state fraud and abuse, physician payment transparency and privacy and security laws, including, without limitation:

•	the federal Anti-Kickback Statute, which prohibits, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs. This statute has been applied to pharmaceutical manufacturer marketing practices, educational programs, pricing policies and relationships with healthcare providers. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;

•	federal civil and criminal false claims laws and civil monetary penalty laws, including civil whistleblower or qui tam actions that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations, which created federal criminal laws that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information;

•	federal “sunshine” requirements imposed by PPACA on drug manufacturers regarding any “transfer of value” made or distributed to physicians and teaching hospitals, and any ownership and investment interests held by such physicians and their immediate family members. Failure to submit the required information may result in civil monetary penalties of up an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws or regulations; and

•	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require drug manufacturers to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

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

Conversion of the 4.75% Notes will dilute the ownership interest of existing stockholders and could adversely affect the market price of our common stock.

The conversion of some or all of the 4.75% Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion and exercise could adversely affect prevailing market prices of our common stock. In addition, the existence of the 4.75% Notes may encourage short selling by market participants.

Our indebtedness and debt service obligations may adversely affect our cash flow.

As of March 31, 2015, our total consolidated indebtedness was $107.1 million, including $100 million of our obligations under our 4.75% Notes. We intend to fulfill our current debt service obligations, including repayment of the principal from our existing cash and investments, as well as the proceeds from potential licensing agreements and any additional financing from equity or debt transactions. However, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the senior convertible notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow to meet these obligations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive, or delaying or curtailing research and development programs. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may add additional lease lines to finance capital expenditures and may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further.

Our indebtedness could have significant additional negative consequences, including, but not limited to:

•	requiring the dedication of a substantial portion of our existing cash and marketable securities balances and, if available, future cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

We may not have the ability to raise funds necessary to purchase the notes upon a fundamental change and our future debt may contain limitations on our ability to repurchase the 4.75% Notes.

Following a fundamental change as described in the indenture, holders of notes will have the right to require the Company to purchase their notes for cash. A fundamental change may also constitute an event of default or require prepayment under, and result in the acceleration of the maturity of, our other than existing indebtedness. We cannot assure you that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change purchase price in cash with respect to any notes surrendered by holders for purchase upon a fundamental change. In addition, restrictions in the agreements governing our then-outstanding indebtedness, if any, may not allow us to purchase the notes upon a fundamental change. Our failure to purchase the notes upon a fundamental change when required would result in an event of default with respect to the notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the notes, which could have a material and adverse impact on our financial condition and results of operations.

Shares eligible for future sale may adversely affect our ability to sell equity securities.

Sales of our common stock (including the issuance of shares upon conversion of convertible debt) in the public market could materially and adversely affect the market price of shares. We have outstanding $100 million principal amount of 4.75% Senior Convertible Notes that convert to common stock at prices equivalent to $5.11 (subject to adjustment for certain dilutive events). Our obligation to convert the 4.75% Notes upon demand by the holders may depress the price of our common stock and also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate.

As of April 30, 2015 we had 93,464,463 shares of common stock outstanding, plus (1) $100 million of principal amount of 4.75% Notes convertible into up to approximately 19,583,360 shares of common stock at the conversion rate of $5.11 subject to adjustment as described in the indenture, (2) 5,410,478 options to purchase shares of common stock with a weighted-average exercise price of $3.34 per share, (3) 751,390 restricted stock units to purchase shares of common stock as they are vested, (4) 12,253,233 options to purchase shares of common stock under the Plan and (5) warrants to purchase 1,000,000 shares of common stock with an exercise price of $8.00. All of the remaining 22,537,076 shares of common stock are freely tradable without restriction.

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

Our outstanding 4.75% Notes may adversely affect our ability to consummate future equity-based financings due to the restrictive covenants contained in the Indenture pursuant to which the 4.75% Notes were issued.

Holders of our 4.75% Notes have certain rights that may inhibit our ability to raise additional capital. Those rights include (a) full-ratchet anti-dilution protection in the event we sell securities at a price lower than the applicable conversion or exercise price of the 4.75% Notes and (b) the right to pro rata participation in any future financing.

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

In the past, following periods of volatility in the market prices of the securities of companies in our industry, securities class action litigation has often been instituted against those companies. If we face such litigation in the future, it would result in substantial costs and a diversion of management’s attention and resources, which could negatively impact our business. For example, as described in this Quarterly Report on Form 10-Q, two separate shareholder derivative complaints have been filed against the Company. First, on March 24, 2014 a complaint styled Kops v. Goldenberg, et al., was filed in the Superior Court of New Jersey, Chancery Division, General Equity Part, Morris County. Second, on April 8, 2014, a complaint styled Breitman v. Sullivan, et al., was filed in the United States District Court for the District of New Jersey. In addition, a putative class action lawsuit, styled Nasyrova v. Immunomedics, Inc., was filed on February 27, 2014 in the United States District Court for the District of New Jersey. On January 29, 2015 the United States District Court for the District of New Jersey in a putative class action lawsuit, styled Nasyrova v. Immunomedics, Inc., has granted the Company’s motion to dismiss the complaint in its entirety. The Court granted Plaintiffs thirty days from the date of the opinion in order to file an amended complaint. On February 27, 2015 a second amended complaint was filed by the plaintiff alleging failure to disclose information related to the status of the agreement. The Company filed a motion to dismiss the second amended complaint on April 13, 2015. The defendants continue to believe that the allegations in the class action complaint are without merit and intend to defend the lawsuit vigorously. All three complaints are based on the allegation that we and certain of our current and former officers and directors failed to disclose and/or made material misstatements in the Company’s public filings relating to the termination of an agreement between the Company and Nycomed GmbH (“Nycomed”). There can be no assurance that such litigation will be resolved in our favor, and we might be required to devote significant resources and management time defending the company from these claims, which could adversely affect our business, financial condition and results of operations.

At April 30, 2015, we had 93,464,463 shares of common stock outstanding, 6,161,868 additional shares reserved for the exercise of outstanding options and restricted stock units 12,253,233 shares available for future grant under our stock option plan and 1,000,000 shares of common stock reserved for issuance upon the exercise of outstanding warrants.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of March 31, 2015, Dr. David M. Goldenberg, our Chairman and Chief Scientific Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 9% of our outstanding common stock and 7% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

We have never declared or paid dividends on our common stock. We intend to retain future earnings to develop and commercialize our product candidates and therefore we do not intend to pay cash dividends in the foreseeable future. Until such time as we determine to pay cash dividends on our common stock, our stockholders must rely on increases in the market price of our common stock for appreciation.

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Exhibit Index” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

May 6, 2015	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2015	By:	/s/ Peter P. Pfreundschuh
Peter P. Pfreundschuh
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

4.1	Indenture, dated as of February 11, 2015, by and between Immunomedics, Inc., and Wells Fargo Bank, National Association, incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on February 12, 2015.

4.2	Form of 4.75% Convertible Senior Note due 2020 incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on February 12, 2015.

10.1	Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 as filed with the Commission on January 13, 2015.

10.2	Forms of Incentive Stock Option Notice and Incentive Stock Option Agreement under the Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 as filed with the Commission on January 13, 2015.

10.3	Forms of Nonqualified Stock Option Notice and Nonqualified Stock Option Agreement under the Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 as filed with the Commission on January 13, 2015.

10.4	Forms of Restricted Stock Units Notice and Restricted Stock Units Agreement (for Officers/Employees) under the Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 as filed with the Commission on January 13, 2015.

10.5	Forms of Restricted Stock Units Notice and Restricted Stock Units Agreement (for Directors) under the Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 as filed with the Commission on January 13, 2015.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.