Form 10-K
period 2015-06-30
IMMUNOMEDICS INC
filed 2015-08-19
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015.

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of December 31, 2014 was $447,000,000. The number of shares of the registrant’s common stock outstanding as of August 18, 2015 was 94,625,907.

Documents Incorporated by Reference:

Certain information required in Part III of this Annual Report on Form 10-K will be set forth in, and incorporated from the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2015.

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

Our most advanced product candidate, to which we retain worldwide rights for all indications, is 90Y-clivatuzumab tetraxetan. The radiolabeled antibody is in a Phase 3 registration trial in patients with advanced pancreatic cancer. We expect patient enrollment to be completed in calendar year 2016. Our portfolio of investigational products also includes antibody-drug conjugates (“ADCs”) that are designed to deliver a specific payload of a chemotherapeutic directly to the tumor while reducing overall toxic effects that are usually found with conventional administration of these chemotherapy agents. Our most advanced ADCs are sacituzumab govitecan (“IMMU-132”) and labetuzumab govitecan (“IMMU-130”), which are in Phase 2 trials for a number of solid tumors and metastatic colorectal cancer (“mCRC”), respectively. We recently presented updated data for both programs at the 2015 Annual Meeting of the American Society of Clinical Oncology (“ASCO”). These two ADCs facilitate targeted delivery of SN-38, the active metabolite of irinotecan, an effective, yet toxic chemotherapeutic, directly to tumor cells. While sacituzumab govitecan and labetuzumab govitecan are circulating in the blood stream, our novel and proprietary ADC linking system keeps SN-38 conjugated to the antibody and in an inactive form, thereby reducing toxicity to normal tissues. The clinical safety and efficacy results obtained with sacituzumab govitecan and labetuzumab govitecan suggest that this half-life is long enough for the ADCs to reach their targets on the surface of tumor cells, without causing significant harm to the rest of the body. More importantly, the pH-sensitive nature of the linker allows the continuous release of SN-38 from the tumor-bound ADCs, regardless of whether the ADC is internalized or remains on the surface of the tumor cell and without the requirement of an enzyme, leading to a locally enhanced concentration of SN-38 within or near the tumor. We believe this selective delivery enhances SN-38’s bioavailability at the tumor, which may improve efficacy while also reducing toxicity.

We have licensed epratuzumab to UCB, S.A., (“UCB”) for the treatment of all autoimmune disease indications worldwide. On July 28, 2015, UCB announced that the two Phase 3 EMBODY™ clinical trials for epratuzumab in systemic lupus erythematosus (“SLE”) did not meet the primary clinical efficacy endpoints in either dose in both studies. Treatment response in patients who received epratuzumab in addition to standard therapy was not statistically significant when compared to those who received placebo in addition to standard therapy. UCB is in the process of analyzing the full set of data from both studies. A high level review of the safety data did not identify any new safety concerns. In oncology, we have a research collaboration with Bayer to study epratuzumab as a thorium-227 labeled antibody. We have other ongoing collaborations in oncology with independent study groups. The IntreALL Inter-European study group is conducting a large, randomized, Phase 3 trial combining epratuzumab with chemotherapy in children with relapsed acute lymphoblastic leukemia (“ALL”) at clinical sites in Australia, Europe, and Israel.

We also have a number of other product candidates that target solid tumors and hematologic malignancies, as well as other diseases, in various stages of clinical and pre-clinical development. These include bispecific antibodies targeting cancers as T-cell redirecting immunotherapies, as well as bispecific antibodies for next-generation cancer and autoimmune disease therapies, created using our patented DOCK-AND-LOCK® (“DNL®”) protein conjugation technology. The following discussion is a brief summary of our principal research and development programs as of July 31, 2015.

Broad Pipeline of Late-Stage Antibody-Based Therapies

*	On July 28, 2015 UCB announced that the two Phase 3 trials for epratuzumab in SLE did not meet the primary clinical efficacy endpoints in either dose in both studies.

Upcoming Milestones

Our foremost clinical goals for fiscal year 2016 are the following:

1.	Continue activities related to Phase 3 regulatory filings and large-scale manufacture to support a registration trial with sacituzumab govitecan in patients with metastatic triple-negative breast cancer (“TNBC”);

2.	Complete Phase 2 expansion trial with sacituzumab govitecan in patients with certain solid tumor types;

3.	Continue follow-up of patients enrolled into the Phase 2 clinical trial with labetuzumab govitecan in patients with mCRC;

4.	Continue patient enrollment into the Phase 3 PANCRIT-1 trial with [90]Y-clivatuzumab tetraxetan in patients with advanced pancreatic cancer;

5.	Continue enrolling patients into the Phase 1 study with IMMU-114, a humanized anti-HLA-DR antibody, as a monotherapy for non-Hodgkin lymphoma (“NHL”) and chronic lymphocytic leukemia (“CLL”);

6.	Continue enrolling patients into the Phase 1b study with subcutaneously-administered milatuzumab in SLE (funded by the United States Department of Defense).

Our Clinical Programs

We believe that each of our antibodies has therapeutic potential either when administered as a naked antibody or when conjugated with therapeutic radioisotopes (radiolabeled), chemotherapeutics, cytokines or other toxins to create unique and potentially more effective treatment options. The attachment of various compounds to antibodies is intended to allow the delivery of these therapeutic agents to tumor sites with better specificity than conventional radiation therapy or chemotherapy approaches. This treatment method is designed to reduce the total exposure of the patient to the therapeutic agents, which ideally minimizes debilitating side effects. We are currently focusing our efforts on unlabeled, or “naked” antibodies and antibodies conjugated with drugs, cytokines, or toxins, and on the use of radioisotopes, such as such as yttrium-90 (“90Y”).

Yttrium-90-Labeled Clivatuzumab Tetraxetan

90Y-clivatuzumab tetraxetan is our therapeutic product candidate for patients with pancreatic cancer. Clivatuzumab tetraxetan is the conjugation of hPAM4, an antibody that targets a mucin antigen found on pancreatic cancer cells, with a linker that can be easily radiolabeled with 90Y and other radioisotopes. This product candidate utilizes radioimmunotherapy, which combines the targeting power of monoclonal antibodies with the cell-damaging ability of localized radiation. When infused into a patient, these radiation-carrying antibodies circulate in the body until they locate and bind to the surface of specific cancer cells and then deliver their cytotoxic radiation directly to the cells. Due to its selectivity, we believe that radioimmunotherapy may have fewer side effects than chemotherapy or conventional radiation therapy.

We have begun patient enrollment into our Phase 3 registration study (PANcreatic Cancer RadioImmunotherapy Trial-1: PANCRIT-1) in patients with metastatic pancreatic cancer who have received at least two prior therapies, one of which must have been a gemcitabine-containing regimen. The study is evaluating the safety and overall survival of clivatuzumab tetraxetan labeled with 90Y plus low-dose gemcitabine and best supportive care compared to placebo plus low-dose gemcitabine and best supportive care. This study is being conducted in the United States and Western Europe. We expect patient enrollment to be completed in calendar year 2016.

Antibody-Drug Conjugates (ADCs)

The targeted delivery of drug by an antibody is an exciting approach in cancer treatment that has gained significant interest over the past few years. We believe our ADC programs differ from those of other companies, because we do not use supertoxic drugs, such as calicheamicin. Instead, we specifically look for moderately-toxic drugs, such as SN-38. We believe the use of a less-toxic drug, conjugated to the appropriate tumor-targeting antibody, will permit greater delivery of the drug over repeated cycles of therapy, thereby improving the therapeutic index, which is the ratio of efficacy to toxicity.

We have two product candidates from our proprietary ADC program that are in clinical development, focusing on the treatment of patients with metastatic solid tumors. The first ADC program, sacituzumab govitecan, is an anti-TROP-2-SN-38 ADC currently being evaluated in patients with a variety of solid tumors. Labetuzumab govitecan is an anti-CEACAM5-SN-38 ADC currently in development for the treatment of mCRC.

Sacituzumab govitecan or IMMU-132

Sacituzumab govitecan is an ADC that contains SN-38, the active metabolite of irinotecan, approved by many Health Authorities, including the U.S. Food and Drug Administration (“FDA”), as a chemotherapeutic for patients with cancer. SN-38 cannot be given directly to patients because of its toxicity and poor solubility. Sacituzumab govitecan was created at Immunomedics by conjugating SN-38 site-specifically and at a high ratio of drug to hRS7, our anti-TROP-2 antibody. TROP-2 is a cell-surface receptor that while over-expressed by many human tumors, including cancers of the breast, colon and lung, has limited expression in normal human tissues. hRS7 internalizes into cancer cells following binding to TROP-2, making it a suitable candidate for the delivery of cytotoxic drugs.

Sacituzumab govitecan has received Fast Track designation from FDA for the treatment of patients with TNBC who have failed prior therapies for metastatic disease and for patients with small-cell lung cancer (“SCLC”), or non-small-cell lung cancer (“NSCLC”). Fast Track designation is designed to expedite the development and review of applications for products intended for the treatment of a serious or life-threatening disease or condition. This ADC has also been designated an orphan drug by FDA for the treatment of patients with SCLC or pancreatic cancer in the U.S. and by the European Medicines Agency (“EMA”) for the treatment of patients with pancreatic cancer in the European Union.

At the 2015 Annual Meeting of ASCO, updated Phase 2 results with sacituzumab govitecan in patients with metastatic solid cancers were presented. Sacituzumab govitecan was administered to patients once a week for 2 weeks in 21-day cycles. Responses were assessed by computed tomography (“CT”), in accordance with the rules set by the Response Evaluation Criteria In Solid Tumors (“RECIST 1.1”).

In TNBC, among the 49 patients evaluated for a response, 31%, or 15 patients, showed a reduction in tumor size of 30% or more. They included 2 patients with complete response. Adding the 22 patients with responses between less than 30% tumor shrinkage and less than 20% tumor increase, the disease control rate was 76%. The ADC also produced significant duration of response in these responding patients. Measured as the time it takes from the beginning of sacituzumab govitecan treatments to when the cancer progresses, the interim median progression-free survival (“PFS”) for the 48 patients who received the optimal doses of 8 or 10 mg/kg was 6.0 months. Importantly, 63% of patients (22 of 35) had a time-to-progression longer than their last therapy, notwithstanding disease progression has not yet happened in 56% of patients at the time of analysis. The median prior therapies for this group of patients was 4 (range, 1-11).

Sacituzumab govitecan also produced promising anti-tumor activity in patients with metastatic lung cancer. In NSCLC, treatment with sacituzumab govitecan produced tumor shrinkage of 30% or more in 6 of 19 patients, or 32%. The disease control rate was 74%. An interim analysis of the length of time patients were living without their cancer progressing showed a median of 5.4 months, with 44% of patients still enjoying this survival benefit. For SCLC, despite the aggressive nature of the disease, 30% of 20 patients with advanced SCLC responded to sacituzumab govitecan treatments with 30% or more tumor reduction. The disease control rate in this group of lung cancer patients was 55%. With 70% of patients having had their disease progressed, the interim median PFS was 2.4 months. For the 25 patients who responded to sacituzumab govitecan, all 11 SCLC patients and 12 of 14 NSCLC patients, or 86%, had a time to progression that was longer than their last therapy. These patients had previously failed a median of 2.5 (range, 1-7) and 3 (range, 1-8) cancer treatments, respectively.

Also reported at ASCO were results in patients with heavily-pretreated, metastatic gastrointestinal cancers. Even in this late-stage setting, the overall disease control rate for all 60 assessable patients was 57%, including 2 esophageal cancer patients and 1 colorectal cancer patient with a partial response. Best responses from assessable patients who received 8 or 10 mg/kg doses of sacituzumab govitecan are summarized below:

	Colorectal	Esophageal	Gastric	Pancreatic*
Number of Patients Enrolled (Assessed)	29 (26)	16 (16)	5 (3)	15 (15)
Partial Response	1 (4%)	2 (13%)	0	0
Stable Disease	14 (54%)	7 (44%)	3 (100%)	7 (47%)

*	Included 3 patients who received doses of 12 mg/kg.

While patient follow-up is continuing, interim analysis of survival data revealed a favorable outcome in both PFS and overall survival (“OS”).

	Colorectal	Esophageal*	Pancreatic
Number of Patients	29	17	15
Median No. Prior Treatments (Range)	4 (1-8)	3 (1-6)	2 (1-5)
Interim Median PFS in months (Maturity)	3.9 (100%)	4.1 (65%)	1.9 (100%)
Median OS in months (Maturity)	18.0 (38%)	10.8 (29%)	4.2 (87%)

*	Included 1 patient who received starting dose of 18 mg/kg and 15 doses at 13.5 mg/kg. This patient had stable disease for 6.9 months.

Sacituzumab govitecan has a tolerable safety profile in these patients with diverse, advanced, heavily-pretreated solid cancers. Grades 3 and 4 adverse events at the doses of 8 and 10 mg/kg include dose-limiting neutropenia (24%), followed by diarrhea (4%), and febrile neutropenia (4%).

Certain patents relating to the protein sequence of the hRS7 antibody used in sacituzumab govitecan have a 2017 expiration in the U.S. and 2023 overseas. Other patents relating to use of hRS7 for cancer therapy, including the SN-38 conjugated form of hRS7 used in sacituzumab govitecan, extend to 2033.

Labetuzumab Govitecan or IMMU-130

Our second investigational solid-tumor ADC involves our anti-CEACAN5 antibody, labetuzumab, conjugated to SN-38. The agent is currently being studied in patients with mCRC who had received at least one prior irinotecan-containing regimen and had an elevated blood titer of carcinoembryonic antigen (“CEA”). Several dosing schedules were evaluated in three Phase 1 studies. Labetuzumab govitecan showed therapeutic activity in all three trials, but a more frequent dosing schedule, with administrations of the ADC once or twice-weekly for two weeks followed by a week off, appeared to be more active in patients with mCRC than when administered every other week.

In the expanded Phase 2 study, patients were being treated in 3-week cycles, receiving labetuzumab govitecan either once or twice weekly for the first two weeks followed by one week of rest. Interim results were reported at the 2015 ASCO Annual Meeting. For the 33 patients who received the ADC once a week at the 8 or 10 mg/kg dose levels, the interim median PFS was 4.4 months, with 22% of these patients still benefiting from their cancer not progressing. In terms of treatment response, in 32 patients with at least one evaluation following treatments with labetuzumab govitecan at the 8 or 10 mg/kg level, 1 patient had a partial response and 24 patients reported stable disease as their best response, to give a combined disease control rate of 78%. Treatment response was evaluated based on RECIST 1.1 criteria using CT as the imaging tool for tumor size measurements.

In addition to the 8 and 10 mg/kg once-weekly dose, other dosing levels and schedule evaluated included 4, 6, 9, and 12 mg/kg, each at a frequency of twice a week. Despite repeated dosing, no antibody against labetuzumab or its SN-38 conjugate was detected in blood samples from 74 patients over a 16-month period. Labetuzumab govitecan was well tolerated by patients. At the optimal once-a-week doses of 8 and 10 mg/kg, grades 3 and 4 adverse events with occurrence of 5% or more included neutropenia (5% for both dose levels), and mild diarrhea (5% in the 8 mg/kg group only).

Certain patents relating to labetuzumab used in labetuzumab govitecan expire in 2014-2016. Other patents relating to use of labetuzumab for cancer therapy, including the SN-38 conjugated form of labetuzumab used in labetuzumab govitecan, extend to 2033.

Epratuzumab

Epratuzumab is a humanized antibody which targets CD22, an antigen found on the surface of B lymphocytes, a type of white blood cell critical to proper immune system function. Elevated expression of CD22 and other B-cell receptor-associated (“BCR”) proteins on B lymphocytes has been associated with SLE, chronic autoimmune diseases and also with certain cancers. Current therapies for SLE seek to minimize CD22 expression by destroying B cells, compromising the immune system. Epratuzumab, on the other hand, transfers these BCR-proteins to helper cells called effector cells in order to reduce B-cell destruction and epratuzumab’s impact on the immune system. We believe epratuzumab is the only antibody in development targeting the reduction of these proteins without severely depleting B-cells through a process known as trogocytosis.

As noted above, we have licensed epratuzumab to UCB for the treatment of all autoimmune disease indications worldwide. On July 28, 2015, UCB announced that the two Phase 3 EMBODY™ clinical trials for epratuzumab in SLE did not meet the primary clinical efficacy endpoints in either dose in both studies. Treatment response in patients who received epratuzumab in addition to standard therapy was not statistically significant when compared to those who received placebo in addition to standard therapy. UCB is in the process of analyzing the full set of data from both studies. A high level review of the safety data did not identify any new safety concerns.

We have retained the rights to epratuzumab in oncology. We have a research collaboration with Bayer to study epratuzumab as a thorium-227 labeled antibody. We also have some other collaborations ongoing in oncology with independent study groups. The IntreALL Inter-European study group is conducting a large, randomized, Phase 3 trial combining epratuzumab with chemotherapy in children with relapsed ALL at clinical sites in Australia, Europe, and Israel. This Phase 3 study, which is partially funded by the European Commission, assesses the efficacy and safety of this combination therapy using event-free survival as the surrogate for survival, the primary endpoint. For adult patients with ALL, there is one ongoing clinical trial. The CheprALL study, sponsored by the French GRAALL study group, is a multicenter Phase 2 trial of epratuzumab combined with chemotherapy also in adult patients with relapsed ALL.

Although certain patents to the epratuzumab protein sequence expired in 2014 in the U.S. or will expire in 2015 overseas, other issued patents to therapeutic use of epratuzumab extend to 2018-2023 for cancer and 2020 for autoimmune disease. The method of preparing concentrated epratuzumab for subcutaneous administration is covered by another patent family with an expiration in 2032.

Early-Stage Programs

We have additional potential products for the treatment of cancer and autoimmune diseases including veltuzumab, our anti-CD20 antibody, and milatuzumab, our anti-CD74 antibody. Veltuzumab is being evaluated in a Phase 2 study in combination with 90Y-epratuzumab tetraxetan in patients with aggressive NHL, funded by a grant from the Small Business Innovation Research (“SBIR”) program of the National Cancer Institute (“NCI”). Milatuzumab has received a Department of Defense grant for a clinical study in patients with lupus. Other programs include IMMU-114, a humanized anti-HLA-DR antibody being investigated as a monotherapy for NHL and CLL.

We also collaborate with the University Hospital in Nantes, France, which is conducting a multicenter study testing our bispecific pretargeting technology, co-developed with our majority-owned subsidiary, IBC Pharmaceuticals, Inc., as a potentially improved method of detecting and locating sites of metastatic breast cancer. Interim results were presented at the 2015 ASCO meeting. The bispecific antibody targets CEACAM5 expressed on breast cancer cells, and the peptide delivered in a second step carries the positron-emitting radionuclide, gallium-68. This project is funded by a grant to the French study group.

Veltuzumab

Veltuzumab is a humanized monoclonal antibody targeting CD20 receptors on B lymphocytes currently under development for the treatment of NHL and autoimmune diseases. In autoimmune diseases, we are studying the subcutaneous formulation of veltuzumab in patients with immune thrombocytopenia (“ITP”), in a Phase 1/2 trial. This trial, designed to evaluate different dosing schedules, has completed patient accrual and patients are being followed for up to 5 years. On July 28, 2015 the Office of Orphan Products Development of FDA granted orphan status for the use of veltuzumab for the treatment of ITP.

In oncology, a NCI-funded Phase 1/2 study in patients with aggressive NHL in combination with 90Y-epratuzumab tetraxetan has completed patient enrollment, with patient follow-up continuing.

We are currently evaluating various options for further clinical development of veltuzumab in ITP and other autoimmune disease indications, including pemphigus, as well as in oncology, including licensing arrangements and collaborations with outside study groups.

Milatuzumab

Milatuzumab is a humanized monoclonal antibody targeting tumors that express the CD74 antigen, which is present on a variety of hematological tumors and even on some solid cancers, with restricted expression by normal tissues. It has received orphan drug designation from the FDA for the treatment of patients with multiple myeloma or CLL. Milatuzumab is the first anti-CD74 antibody that has entered into human testing and we have completed initial Phase 1 studies in patients with relapsed multiple myeloma, NHL or CLL.

The anti-CD74 antibody is also being studied subcutaneously in a Phase 1b study in patients with active SLE. The SLE study is supported by a three-year research grant from the Department of Defense with a potential funding of $1.6 million.

Our interest in pursuing milatuzumab in immune diseases is driven by the observations that implicated CD74 in antigen presentation – particularly by dendritic and other immune cells – and as a survival factor for rapidly proliferating malignant cells. Recent findings have determined that CD74 is a receptor for the pro-inflammatory chemokine, macrophage migration-inhibitory factor, and that binding of the factor to CD74 initiates a signaling cascade resulting in proliferation and survival of normal and malignant B cells, such as in CLL. Migration-inhibitory factor is widely expressed by immune cells, particularly macrophages, and is known to play a role in autoimmune disease. Thus, we believe that milatuzumab, by blocking the function of CD74, could be useful in the management of immune diseases either alone or in combination with other agents – including other B-cell antibodies, such as epratuzumab and veltuzumab.

Yttrium-90-Labeled Epratuzumab Tetraxetan

90Y-epratuzumab tetraxetan is our radiolabeled anti-CD22 investigational product for patients with NHL or ALL. As noted above, the radiolabeled antibody is currently being studied in a combination with veltuzumab in a Phase 2 clinical trial for the therapy of patients with aggressive NHL, supported by an NCI-SBIR grant. In ALL, a team from the University of Nantes, Nantes, France, is sponsoring a Phase 1/2 study to evaluate the safety and efficacy of 90Y-epratuzumab tetraxetan in patients with relapsed or refractory ALL.

IMMU-114

IMMU-114 is a novel humanized antibody directed against an immune response target, HLA-DR, under development for the treatment of patients with B-cell cancers. HLA-DR is a receptor located on the cell surface of leukocytes, whose role is to present foreign objects to the immune system for the purpose of eliciting an immune response. Increased presence of HLA-DR in hematologic cancers has made it a prime target for antibody therapy.

Although other anti-HLA-DR antibodies have been developed, IMMU-114 is distinguished by having a different immunoglobulin class, IgG4, which does not function by the usual effector-cell activities of antibodies, such as complement-dependent cytotoxicity (“CDC”) and antibody-dependent cellular cytotoxicity (“ADCC”). As a result, IMMU-114 does not rely on an intact immune system in the patient to kill tumor cells. Furthermore, because ADCC and CDC are believed to play a major role in causing the side effects of antibody therapy, we expect IMMU-114 to be less toxic to patients.

By targeting HLA-DR, a receptor that is different from the antigen targeted by rituximab or other antibodies in development for NHL and other B-cell malignancies, IMMU-114 may represent a new tool in the arsenal to combat these cancers. The anti-HLA-DR antibody is being evaluated as a subcutaneously administered monotherapy for patients with NHL or CLL in a Phase 1 study.

The Phase 1 study enrolling patients with relapsed NHL and CLL continues to progress, with 10 patients having been enrolled to-date. In half of 8 patients assessable for response, objective responses have been observed in patients with CLL and NHL who relapsed to prior therapies, all including rituximab. In order to extend the durability of these responses, the therapy schedule is being extended. We plan to present interim results at a medical conference toward the end of the calendar year.

Diagnostic Imaging Products

We have continued to transition our focus away from the development and commercialization of new diagnostic imaging products in order to accelerate the development of our therapeutic product candidates, although we continue to manufacture and commercialize LeukoScan® (sulesomab) in territories where regulatory approvals have previously been granted. LeukoScan® is indicated for diagnostic imaging to determine the location and extent of infection/inflammation in bone in patients with suspected osteomyelitis, including patients with diabetic foot ulcers.

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

With the successful humanized antibody platform as a foundation, we have built a robust ADC program using our own proprietary ADC linker technology. Linking a drug directly to a targeting agent such as an antibody is but one way of drug delivery. Together with our majority-owned subsidiary, IBC Pharmaceuticals, Inc., (“IBC”), we have also pioneered a novel delivery method called pretargeting, in which the therapeutic agent and the antibody are administered to the patient in two separate steps. This delivery method has been shown in preclinical studies to produce very high tumor/normal tissue ratios of uptake. More importantly, with pretargeting, we believe we can apply both imaging and therapy in the same patient, first to qualify the patient for our targeted therapy, and then to monitor the patient’s response and progress. We believe strongly that pretargeting has the potential to bring us closer to personalized medicine.

Pretargeting requires the use of bispecific antibodies that recognize two targets. These antibodies are produced by our new protein engineering platform technology called DOCK-AND-LOCK® (“DNL®”), that combines conjugation chemistry and genetic engineering. Finally, we have invented a novel and facile method of labeling peptides with fluorine-18 (“18F”) for use in the imaging of diseases using position-emission tomography (“PET”), and are working toward developing a single-vial kit that can be validated for commercial use. This method also permits the use of other PET radionuclides, such as gallium-68 (“Ga-68”).

ADC Linker Technology

We have developed a novel ADC platform using our proprietary linker, CL2A, which was designed with targeted delivery of SN-38 in mind. SN-38 is about 3 orders of magnitude more potent than irinotecan, its parent drug, but it cannot be administered systemically to patients because of its poor solubility and toxicity. The linker, CL2A, allows us to produce SN-38 conjugates that are soluble in water with excellent yields and preserves antibody binding and drug activity.

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

What differentiates our ADC platform from other companies is the high drug-to-antibody ratio of about seven to eight molecules of drug per antibody. That is to say, when our ADCs bind to their targets on cancer cells, they are delivering up to eight molecules of SN-38 per antibody molecule into the blood or at the vicinity of the tumor, which may explain why our ADCs can deliver more than 120-times the amount of SN-38 to the tumor when studied in an animal model, as compared to when irinotecan, the parent compound, is given. We can deliver this drug concentration because our drug is not supertoxic, thus permitting us to give higher antibody doses, in repeated therapy cycles, that we believe provide a better therapeutic index.

Pretargeting

Our majority-owned subsidiary, IBC has been working on the development of novel cancer therapeutics, including radioimmunotherapeutics, using patented pretargeting technologies with proprietary, bispecific antibodies. They include tumor-targeting antibodies with multiple binding-arms and new carrier peptides that allow attachment of different kinds of therapeutic and diagnostic isotopes.

One of the new bispecific antibodies is TF2. It targets CEA (specifically CEACAM5) expressed in many human cancers, including colorectal cancer. Unlike conventional antibodies which can only attach to the receptor, TF2 has been modified to contain an additional binding site that recognizes a radioisotope-carrying peptide. This allows the separate administration of TF2 before the delivery of radioisotope, a concept known as pretargeting.

TF2 is currently being studied in four investigator-sponsored clinical trials in France for pretargeted radioimmunotherapy of patients with metastatic CEA-expressing SCLC and for pretargeted immunoPET imaging of patients with breast cancer and medullary thyroid cancer.

The ultimate goal of IBC is to offer cancer patients a more personalized treatment by combining improved molecular imaging with targeted therapy. Demonstrated tumor localization in imaging studies may predict a more appropriate group of patients that would respond to the subsequent therapy.

Immuno-Oncology

Harnessing the patient’s own immune system to control metastatic disease has become a recent and exciting approach in cancer therapy, particularly inhibitors of programmed cell death, such as PD-1. The approval of two such agents, as well as an antibody that inhibits T lymphocyte-associated antigen 4 (“CTLA4”), has spurred interest in their combination with other therapies in order to achieve a synergism, whereby superior effects are achieved. We have begun to develop our own PD-1 antibody to evaluate its use in combination with our other anticancer agents in preclinical studies, such as the ADCs described above.

Another immunotherapy of current interest is utilizing chimeric antigen receptors (“CARs”) to direct T cells or natural killer cells. The engineering of chimeric antigen receptors on the surface of such cells combines the potent functions of the effector cells with the tumor-targeting properties of the antibodies. To-date, clinical results using CAR-redirected immunotherapy have appeared to be more successful in liquid (hematological) tumors than in solid cancers. Using our own genetic engineering technology, our scientists have begun work on a more universal approach to direct effector cells to a variety of cancer types by a next-generation targeting model. Preclinical studies are in progress while patents to protect the intellectual property are being prosecuted.

Finally, as described below under DOCK-AND-LOCK® platform technology, we are developing an investigational T-cell redirected bispecific antibody that takes advantage of our TROP-2 antibody targeting, and has shown biological activity in our preclinical animal studies. We have now begun work to develop the constructs needed for translation into candidates for human clinical trials.

DOCK-AND-LOCK® Platform Technology

Together with IBC, we have developed a platform technology, called the DOCK-AND-LOCK® method, which has the potential for making a considerable number of bioactive molecules of increasing complexity. DNL® utilizes the natural interaction between two human proteins, cyclic AMP-dependent protein kinase (“PKA”) and A-kinase anchoring proteins (“AKAPs”). The region that is involved in such interaction for PKA is called the dimerization and docking domain, (“DDD”), which always is produced in pairs. Its binding partner in AKAPs is the anchoring domain (“AD”). When mixed together, DDD and AD will bind with each other spontaneously to form a binary complex, a process termed docking. Once “docked,” certain amino acid residues incorporated into DDD and AD will react with each other to “lock” them into a stably-tethered structure. The outcome of the DNL® method is the exclusive generation of a stable complex, in a quantitative manner that retains the full biological activities of its individual components.

DNL® combines conjugation chemistry and genetic engineering to enable the creation of novel human therapeutics, and the potential construction of improved recombinant products over those currently on the market. Diverse drugs, chemical polymers, proteins, peptides, and nucleic acids are among suitable components that can be linked to either DDD or AD. Since the invention of DNL®, we have created multivalent, mono- or multi-specific antibodies; DNL-PEGylated cytokines; and cytokine-antibody conjugates.

An immunocytokine, named 20-2b, comprising veltuzumab and four copies of interferon-alpha (“IFNa”) was developed using DNL®. 20-2b potently kills NHL cells in vitro and has exhibited in-vivo activity in human NHL xenograft animal models. This novel immunocytokine is being developed as a biologic therapeutic agent for NHL with funding of a Phase 2 SBIR grant from the NCI.

DNL® is also being used particularly to make bispecific antibodies targeting cancers as a T-cell redirecting immunotherapy. This is one of several new methods of cancer immunotherapy being studied both clinically and preclinically by many other commercial and academic groups. In contrast to hematological tumors, little progress has been made in this approach to treat the more challenging solid cancers, including pancreatic and gastric cancers, two malignancies with very high rates of mortality.

In this regard, we are developing a novel investigational T-cell redirecting bispecific antibody, (E1)-3s, created using DNL® for the potential treatment of pancreatic and gastric cancers. These and various other solid cancers express high-levels of TROP-2, a target recognized by the bispecific (E1)-3s, which also binds to the CD3 antigen on T cells. (E1)-3s effectively induced a potent and specific T-cell-mediated killing of human pancreatic and gastric cancer cell lines. Furthermore, in animal models of human pancreatic or gastric cancer, treatment with (E1)-3s significantly inhibited tumor growth, which resulted in improved survival compared with the control groups. Adding IFNa enhanced the tumor-growth-inhibition activity of (E1)-3s.

As with all candidate therapeutic molecules developed by us, the safety and potential efficacy cannot be predicted until sufficient trials in humans have been conducted.

Peptides and Fluorine-18 (“18F”) Labeling

Since the pretargeting methods jointly developed with IBC, as mentioned above, are producing very high tumor/normal tissue ratios, we have been working on developing a facile method for the radiolabeling of peptides with 18F via a conjugate with aluminum or other metals.

In the new labeling method, 18F was first allowed to react with aluminum in solution, which occurred instantaneously and in a quantitative manner to form an aluminum 18F complex. The complex was then bound or chelated to a chemical group attached to a peptide. By manipulating the chemical structure of the group that the aluminum-18F complex attaches to in the peptide, we were able to improve the yield of the reaction to 87%. The entire process is rapid, requiring only 15-20 minutes. This is the first method of binding 18F to peptides via an aluminum conjugate.

The method has since been successfully applied to a bispecific antibody pretargeting study in animals injected with human colon cancer cells. Moreover, 18F-labeled peptides were shown to be stable enough to produce exceptional PET images of receptor-expressing tumors in animals by labeling of specific peptides binding such receptors. Scientists at the National Institutes of Health and outside third parties have also successfully applied the new 18F labeling method for the PET imaging of tumor angiogenesis in mice, angiogenesis imaging in a myocardial infarction/reperfusion animal model, hypoxia imaging, and the imaging of growth factor receptors in animal models of gastrointestinal and ovarian cancers.

PET is one of the most prominent imaging tools in diagnostic medicine. 18F is a positron-emitting radioisotope usually given to patients as 18F fluoro-2-deoxyglucose (18F-FDG), a sugar analog. Increased glucose metabolism, which leads to higher uptake of 18F-FDG, is the premise of 18F-FDG PET imaging. 18F-FDG is the most widely used radiopharmaceutical in PET to determine abnormal glucose metabolism. In the U.S., 18F-FDG has been approved for use in detecting certain tumors, coronary artery disease, and epilepsy. However, 18F-FDG uptake is also enhanced during inflammatory processes and in rapidly-proliferating normal cells (such as bone marrow), which may lead to false-positive results and lower specificity.

Our goal is to improve the labeling process to the point where we will be capable of radiolabeling these peptides at clinical-scale using single-vial kits, then license the platform technology to companies on a product-by-product basis. To that end, we have improved the labeling method such that commercial 18F in saline solution can be used and the labeling of temperature-sensitive and insensitive peptides or proteins, including antibodies, were achieved. In order to further simplify the procedure and make the process more consistent and for broader use, we have formulated and published a lyophilized kit that could be validated and manufactured under Good Manufacturing Practice conditions.

The kit, which contains aluminum, a radioprotectant, a non-volatile buffer, and a bulking agent, was able to 18F-label a peptide with approximately 70% yield under non-optimized condition using a semi-automated machine. With a fully automated microfluidics machine, the reaction time was reduced to 1.5 minutes. More importantly, 18F-labeled peptide was produced in amounts that are in the range of a single-patient dose. We are also pursuing the commercial development of radiopharmacy manufacturing to prepare multi-dose 18F-labeled peptides and proteins based on the new labeling method through a corporate partnership.

In related work, similar synthetic methods have also been used to prepare peptides that can be radiolabeled with technetium-99m, gallium-68, indium-111, lutetium-177, and yttrium-90, which are being applied to the bispecific pretargeting technology that is being developed through IBC.

Research and Development Expense

We have historically invested heavily in our research and development programs, spending approximately $41.7 million for these programs during the fiscal year ended June 30, 2015, $33.7 million for these programs during the fiscal year ended 2014 and $28.4 million for these programs during the fiscal year ended June 30, 2013. The expense increases during the 2015 and 2014 fiscal years resulted primarily from higher spending for clinical trials, particularly for the pancreatic cancer and the ADC clinical trials.

Patents and Proprietary Rights

Our Patents

We have accumulated a sizeable portfolio of patents and patent applications in the course of our research, which we believe constitutes a very valuable business asset. The major patents relate primarily to our therapeutic product candidates as well as our technologies and other discoveries for which no product candidate has yet been identified. As of August 15, 2015, our portfolio included approximately 267 active U.S. patents. In addition, as of such date, the portfolio included more than 400 foreign patents, with a number of U.S. and foreign patent applications pending.

The chart below highlights our material patents and product groups as of June 30, 2015, the major jurisdictions, and relevant expiration periods. Additional patents have been filed to extend the patent life on some of these products, but there can be no assurance that these will be issued as filed.

Program & Product Group	Targeted Antigen/Description	Patent Expiration	Major Jurisdictions
Epratuzumab	CD22	2015 – 2023	U.S., Europe, Japan

Veltuzumab	CD20	2023 – 2029	U.S., Europe, Japan

PAM4 – [90]Y Clivatuzumab Tetraxetan	Mucin	2023 – 2024	U.S., Europe, Japan

Milatuzumab	CD74	2023 – 2024	U.S., Europe, Japan

Antibody-Drug Conjugates	TROP-2 and CEA/CEACAM5	2033	U.S., Europe, Japan

Subcutaneous Formulation	All Antibodies	2032	U.S., Europe, Japan

DNL® Program – TF2	CEACAM5	2026	U.S., Europe, Japan

18F Labeling Technology	18F labeling of proteins and peptides	2027 – 2028	U.S., Europe, Japan

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

Center for Molecular Medicine and Immunology (“CMMI”) – We entered into a license agreement with CMMI in December 2004, whereby we have licensed certain rights with respect to patents and patent applications owned by CMMI. Dr. Goldenberg, our Chairman of our Board of Directors, Chief Scientific Officer, and Chief Patent Officer, is the founder, President and member of the Board of Trustees of CMMI. No license or milestone payments are required under this agreement. Under the license agreement, which expires at the expiration of the last of the licensed patents in 2023, CMMI will receive future royalty payments in the low single digits based on a percentage of sales of products that are derived from the CMMI patents. Under the license agreement, we are able to decide which patent related expenses we will support. For the fiscal years ended June 30, 2015, 2014 and 2013, we have made payments for CMMI legal expenses regarding patent-related matters of $33 thousand, $26 thousand and $60 thousand, respectively; however any inventions made independently of us by CMMI are the property of CMMI. Please see the section entitled “Other Collaborations” for a description of the current status of the relationship.

Our Trademarks

The mark “IMMUNOMEDICS” is registered in the U.S. and 19 foreign countries and a European Community Trademark has been granted. Our logo is also registered in the U.S. and in two foreign countries. The mark “IMMUSTRIP” is registered in the U.S. and Canada. The mark “LEUKOSCAN” is registered in the U.S. and nine foreign countries, and a European Community Trademark has been granted. In addition, we have applied for registration in the U.S. for several other trademarks for use on products now in development or testing, and for corresponding foreign and/or European Community Trademarks for certain of those marks. The marks “EPRATUCYN,” “VELTUCYN,” “CLIVATUCYN” and “MILATUCYN” have been registered in the U.S. International Trademark Registrations and Canadian applications which claim priority to the respective U.S. applications have been filed for “EPRATUCYN” and “VELTUCYN.” The International Registrations request registration in China, Japan and the European Union. The marks “DOCK-AND-LOCK,” “DNL,” and “PANCRIT” have been registered in the U.S.

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

Corporate Collaborations

In January 2013, we entered into a collaboration agreement with Algeta ASA, (subsequently acquired by The Bayer Group “Bayer”), for the development of epratuzumab conjugated with Algeta’s proprietary thorium-227 alpha-pharmaceutical payload. Under the terms of this agreement, we have manufactured and supplied clinical-grade epratuzumab to Bayer, which has rights to evaluate the potential of a conjugated thorium-227 epratuzumab for the treatment of cancer. Bayer will fund all nonclinical and clinical development costs up to the end of Phase 1 clinical testing. Upon successful completion of Phase 1 clinical testing, the parties shall negotiate terms for a license agreement at Bayer’s request. We have agreed with Bayer to certain parameters to be included in the license agreement.

We have exclusively licensed our product candidate, epratuzumab, to UCB for the treatment of all autoimmune disease indications worldwide. Under the terms of the Development, Collaboration and License Agreement with UCB, (the “UCB Agreement”), UCB is solely responsible for the development, manufacturing and commercialization of epratuzumab for the treatment of all autoimmune disease indications and for the clinical trials in SLE. Initially, we were responsible for supplying epratuzumab for the completion of clinical trials relating to SLE, the Sjögren’s Phase 2 Clinical Trial and the SLE Open Label Study as defined in the UCB Agreement. In August 2009, UCB relieved us of our remaining obligation to supply UCB with any further supplies.

In December 2011, we entered into an Amendment Agreement with UCB (the “UCB Amendment Agreement”), providing UCB the right to sublicense epratuzumab to a third party for North America and certain other territories, subject to our consent of the sublicensee and sublicensing agreement. Under the terms of the

UCB Amendment Agreement, we received a cash payment of $30 million and issued to UCB a 5-year warrant to purchase one million (1,000,000) shares of our common stock at an exercise price of $8.00 per share. Further, UCB has returned to us its buy-in option in the field of oncology. Collectively, pursuant to the UCB Agreement and the UCB Amendment Agreement, we are entitled to receive (i) up to $130.0 million in cash payments and $20.0 million in equity investments in regulatory milestone payments and (ii) up to $260.0 million related to the achievement of specified product sales milestones. We are also entitled to product royalties ranging from mid-teen to mid-twenty percentage of aggregate annual net sales under the UCB Agreement during the product royalty term. No development milestone, commercialization milestone or royalty payments were achieved through the date of this Annual Report on Form 10-K. On July 28, 2015, UCB announced that the two Phase 3 EMBODY™ clinical trials for epratuzumab in SLE did not meet the primary clinical efficacy endpoints in either dose in both studies. Treatment response in patients who received epratuzumab in addition to standard therapy was not statistically significant when compared to those who received placebo in addition to standard therapy. UCB is in the process of analyzing the full set of data from both studies. A high level review of the safety data did not identify any new safety concerns. Our agreement with UCB is still in effect. At this time, it is unclear if any milestones will be achieved.

Other Collaborations

In previous years we conducted research on a number of our programs in collaboration with CMMI and its clinical unit, the Garden State Cancer Center. CMMI performed contracted pilot and pre-clinical trials in scientific areas of importance to us and also conducted basic research and pre-clinical evaluations in a number of areas of potential interest to us. Dr. David M. Goldenberg, our Chairman of the Board, Chief Scientific Officer, and Chief Patent Officer, is the President and a Member of the Board of Trustees of CMMI. CMMI is currently in the process of dissolving.

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

Orphan Drug Act

To date, we have successfully obtained Orphan Drug designation by the FDA under the Orphan Drug Act of 1983 for epratuzumab for NHL, yttrium-90-labeled clivatuzumab tetraxetan for pancreatic cancer, sacituzumab govitecan for SCLC and pancreatic cancer, labetuzumab for ovarian, pancreatic and SCLCs, milatuzumab for multiple myeloma and CLL, and veltuzumab for ITP and pemphigus. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or where the manufacturer of the approved product cannot assure sufficient quantities. As a result, there can be no assurance that our competitors will not receive approval of drugs or biologics that have a different active ingredient for treatment of the diseases for which our products and product candidates are targeted.

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

Competition

Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors such as the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the U.S., Europe and elsewhere, as well as a growing number of large pharmaceutical companies. A number of companies, including Biogen Idec, Roche, GlaxoSmithKline, Seattle Genetics, ImmunoGen Merck Serono, Genmab, Celgene, Amgen, Bristol-Myers Squibb, Bayer Healthcare Pharmaceuticals, Pfizer, AstraZeneca and Eli Lilly, are engaged in the development of therapeutic autoimmune and oncology products. Many of these companies have significantly greater financial, technical and marketing resources than we do. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants. Our ability to compete successfully with other companies in the biopharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

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

We manufacture LeukoScan® for commercial sale at our facility in Morris Plains, New Jersey. The Committee on Proprietary Medicinal Products of the European Commission approved the manufacturing facility and product manufacturing processes for LeukoScan® in May 1998. We also perform antibody processing and purification of all our therapeutic product candidates at this facility. We scaled-up our antibody purification and fragmentation manufacturing processes for our diagnostic imaging agent to permit us to produce commercial levels of product. We have an agreement with BAG GmbH, Lich, Germany for the final formulation, fill and lyophilization of Leukoscan®.

Manufacturing Regulatory Considerations

In addition to regulating and auditing human clinical trials, FDA regulates and inspects equipment, facilities and processes used in the manufacturing of such products prior to providing approval to market a product. If after receiving clearance from FDA, a material change is made in manufacturing equipment, location, or process, additional regulatory review may be required. We must also adhere to current Good Manufacturing Practice and product-specific regulations enforced by FDA through its facilities inspection program. FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval. If, as a result of these inspections, FDA determines that our equipment, facilities or processes do not comply with applicable FDA regulations and conditions of product approval, FDA may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations.

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

Employees

As of August 15, 2015, we employed 123 persons on a full-time basis, of whom 19 were in research and development departments, 19 of whom were engaged in clinical research and regulatory affairs, 62 of whom were engaged in operations and manufacturing and quality control, and 23 of whom were engaged in finance, administration, sales and marketing. Of these employees, 54 hold M.D., Ph.D. or other advanced degrees. We believe that while we have been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel continues to be intense and there can be no assurance that we will continue to be able to attract and retain the professionals we will need to grow our business. Our employees are not covered by a collective bargaining agreement and we believe that our relationship with our employees is excellent.

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

In addition, we make available on our website (i) the charters for the committees of the Board of Directors, including the Audit Committee, Compensation Committee and Governance and Nominating Committee, and (ii) the Company’s Code of Business Conduct (the “Code of Conduct”) governing its directors, officers and employees. Within the time period required by the SEC, we will post on our website any modifications to the Code of Conduct, as required by the Sarbanes-Oxley Act of 2002, (“Sarbanes-Oxley Act”).

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

We have incurred significant operating losses since our formation in 1982. As of June 30, 2015, we had an accumulated deficit of approximately $309.5 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our existing licensing agreement with UCB and the collaboration agreement with Bayer (Algeta). The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our business operations or related cash flows. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging product for which our patent protection has recently expired (which may leave us vulnerable to increased competition, for example, from generic manufacturers). In addition, we have made the strategic decision to de-emphasize sales of our diagnostic product and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. Although we may have net income from time to time based on the timing and amount of proceeds received under collaborative agreements, we expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

Our most advanced therapeutic product candidates are still only in the clinical development stage, and will require us to raise capital in the future in order to fund further expensive and time-consuming studies before they can even be submitted for final regulatory approval. A failure of a clinical trial could severely harm our business and results of operations.

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

•

we or our collaboration partner(s) may experience delays in obtaining, or be unable to obtain, agreement for the conduct of our clinical trials from FDA, institutional review boards (“IRB“s), or other reviewing entities at clinical sites selected for participation in our clinical trials;

•

while underway, the continuation of clinical trials may be delayed, suspended or terminated due to modifications to the clinical trial’s protocols based on interim results obtained or changes required or conditions imposed by the FDA, an IRB, a data and safety monitoring board, or (“DSMB”), or any other regulatory authority;

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

On July 28, 2015, UCB announced that the two Phase 3 EMBODY™ clinical trials for epratuzumab in systemic lupus erythematosus did not meet the primary clinical efficacy endpoints in either dose in both studies. This announcement or substantial delay in successfully completing clinical trials for our other product candidates, sacituzumab govitecan and yttrium-90-labeled clivatuzumab tetraxetan, could severely harm our business and results of operations.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, the Company may be required to report some of these relationships to FDA. FDA may conclude that a financial relationship between the company and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by FDA and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.

Our clinical trials may not adequately show that our drugs are safe or effective, or a failure to achieve the planned endpoints could result in termination of product development.

Progression of our drug products through the clinical development process is dependent upon our trials indicating our drugs have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the trial protocols. Failure to achieve either of these endpoints could result in delays in our trials, require the performance of additional unplanned trials or termination of any further development of the product for the intended indication. For example, with epratuzumab in SLE, the results did not meet the primary clinical efficacy endpoints in either dose in both studies. Treatment response in patients who received epratuzumab in addition to standard therapy was not statistically significant when compared to those who received placebo in addition to standard therapy.

These factors could result in delays in the development of our product candidates and could result in significant unexpected costs or the termination of programs.

Should the clinical development process be successfully completed, our ability to derive revenues from the sale of therapeutics will depend upon our first obtaining FDA as well as foreign regulatory approvals, all of which are subject to a number of unique risks and uncertainties.

Even if we are able to demonstrate the safety and efficacy of our product candidates in clinical trials, if we fail to gain timely approval to commercialize our product candidates from FDA and other foreign regulatory authorities, we will be unable to generate the revenues we will need to build our business. These approvals may not be granted on a timely basis, if at all, and even if and when they are granted, they may not cover all the indications for which we seek approval. For example, while we may develop a product candidate with the intention of addressing a large, unmet medical need, FDA may only approve the use of the drug for indications affecting a relatively small number of patients, thus greatly reducing the market size and our potential revenues. The approvals may also contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use, which could further narrow the size of the market. In certain countries, even if the health regulatory authorities approve a drug, it cannot be marketed until pricing for the drug is also approved. Finally, even after approval can be obtained, we may be required to recall or withdraw a product as a result of newly discovered safety or efficacy concerns, either of which would have a materially adverse effect on our business and results of operations.

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

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•	Upfront payments, milestone payments, and payments for limited amounts of our antibodies received from licensing partners;

•	Proceeds from the public and private sale of our equity or debt securities; and

•	Limited product sales of LeukoScan®, licenses, grants and interest income from our investments.

Our budgeted cash requirements in fiscal year 2016 are expected to be in the range of $52.0 to $54.0 million, including interest costs of $4.8 million for the outstanding Convertible Senior Notes issued in February 2015. Based on our cash flow projections, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. Future financial demands include ongoing operating expenses, Phase 3 and Phase 2 clinical trials, and further development of various clinical trial programs in fiscal 2017 and beyond. We will continue to require additional funding in order to fund our operations and programs. As of June 30, 2015, we have approximately $100.0 million of cash, cash equivalents and marketable securities.

We continue to pursue business development and licensing arrangements as a potential source of financing. These activities include potential payments from partners, such as The Bayer Group (“Bayer”), as well as any new parties who may be interested in clinical programs as well as any licenses to our intellectual property estate. State and Federal Grants, along with potential debt and equity financing may also be other sources of financing.

Over the long term, we expect research and development activities to continue to expand and we do not believe we will have adequate cash to continue to complete development of product candidates in line with our pipeline included in our long term corporate strategy. Our capital requirements are dependent on numerous factors, including:

•	The rate at which we progress our research programs and the number of product candidates we have in pre-clinical and clinical development at any one time;

•	The cost of conducting clinical trials involving patients in the U.S., Europe and possibly elsewhere;

•	Our need to establish the manufacturing capabilities necessary to produce the quantities of our product candidates we project we will need;

•	The time and costs involved in obtaining FDA and foreign regulatory approvals;

•	The cost of first obtaining, and then defending, our patent claims and other intellectual property rights;

•	The ability and willingness of the holders of our 4.75% Convertible Senior Notes due 2020 to convert their Notes to Immunomedics common stock; and

•	Our ability to enter into licensing and other collaborative agreements to help offset some of these costs.

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

We and our collaboration partners also depend on third parties to provide certain raw materials, manufacturing and processing services. All manufacturers of pharmaceutical products must comply with current Good Manufacturing Practice regulations (“cGMPs”), required by FDA and other regulatory agencies. Such regulations address, among other matters, controls in manufacturing processes, quality control and quality assurance requirements and the maintenance of proper records and documentation. FDA and other regulatory agencies routinely inspect manufacturing facilities. FDA generally will issue a notice on Form 483 if it finds issues with respect to its inspections. If our manufacturing facility or those facilities of our partners and our respective contract manufacturers or processors do not comply with applicable cGMPs and other regulatory requirements, we may be subject to product liability claims, we may be unable to meet clinical demand for our products, and we could suffer delays in the progress of clinical trials for products under development.

We are dependent upon UCB for the final development and commercialization of epratuzumab for the treatment of all autoimmune disease indications worldwide, and they may not be successful.

We have licensed the exclusive worldwide rights for the treatment of all autoimmune disease indications to one of our most advanced therapeutic compounds, epratuzumab to UCB. As a result, UCB is solely responsible, and we are depending upon them, for completing the clinical development of this compound, obtaining all necessary regulatory approvals, and then commercializing and manufacturing the compounds for sale. On July 28, 2015, UCB announced that the two Phase 3 EMBODY™ clinical trials for epratuzumab in SLE did not meet the primary clinical efficacy endpoints in either dose in both studies. As a result, their ability to commercialize this product candidate in the future, as well as our ability to commercialize other product candidates we have in development which are closely related to them, could be severely jeopardized. In such event, it is likely we could never receive any additional milestone payments or royalties that we are eligible to receive under our agreement with UCB, and our ability to fund the development and testing of our other product candidates could be adversely affected.

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

Our future success will be highly dependent upon our ability to first obtain and then defend the patent and other intellectual property rights necessary for the commercialization of our product candidates. We have filed numerous patent applications on the technologies and processes that we use in the U.S. and certain foreign countries. Although we have obtained a number of issued U.S. patents to date, the patent applications owned or licensed by us may not result in additional patents being issued. Moreover, these patents may not afford us the protection we need against competitors with similar technologies or products. A number of jurisdictions where we have sought, or may in future choose to seek, intellectual property protection, have intellectual property laws and patent offices which are still developing. Accordingly, we may have difficulty obtaining intellectual property protection in these markets, and any intellectual property protections which we do obtain may be less protective than in the U.S., which could have an adverse effect on our operations and financial prospects.

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

The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology and autoimmune disease products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Biogen Idec, Roche, GlaxoSmithKline, Seattle Genetics, ImmunoGen, Merck Serono, Genmab, Celgene, Amgen, Bristol-Myers Squibb, Bayer Healthcare Pharmaceuticals, Pfizer, AstraZeneca and Eli Lilly, are engaged in the development of therapeutic autoimmune and oncology products. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology and autoimmune disease products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies. Further, even if we are able to successfully develop and commercialize products, other manufacturers operating in emerging markets may also have a competitive advantage over us with respect to competing products due to their ability to manufacture with a lower cost base.

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

In addition to laws and regulations enforced by FDA, we are also subject to regulation under various other foreign, federal, state and local laws and regulations. Our manufacturing and research and development programs involve the controlled use of viruses, hazardous materials, chemicals and various radioactive compounds. The risk of accidental contamination or injury from these materials can never be completely eliminated, and if an accident occurs we could be held liable for any damages that result, which could exceed our available resources.

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

We are heavily dependent upon the talents of Dr. David M. Goldenberg, our Chairman of the Board, Chief Scientific Officer, and Chief Patent Officer, and Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, as well as certain other key personnel. If Dr. Goldenberg, Ms. Sullivan or any of our other key personnel were to unexpectedly leave our Company, our business and results of operations could be materially and adversely affected. In addition, as our business grows we will need to continue to attract additional management and scientific personnel. Competition for qualified personnel in the biotechnology and pharmaceutical industries is intense and we may not be successful in our recruitment efforts. If we are unable to attract, motivate and retain qualified professionals, our operations could be materially and adversely affected.

Certain potential for conflicts of interest, both real and perceived, exist which could result in expensive and time-consuming litigation.

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman, Chief Scientific Officer, and Chief Patent Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operates as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg is the President and a Trustee of CMMI, a not-for-profit cancer research center that we used to conduct certain research activities. CMMI is currently in the process of dissolving. Dr. Goldenberg is also a minority stockholder, director and officer of our majority-owned subsidiary, IBC Pharmaceuticals, Inc. Dr. Goldenberg is the primary inventor of new intellectual property for Immunomedics and

IBC and is largely responsible for allocating ownership between the two companies. Dr. Goldenberg also has primary responsibility for monitoring the market for incidences of potential infringement of the Company’s intellectual property by third parties.

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

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our future products and profitability. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “PPACA”), which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. The new law, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, and establishes a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Substantial new provisions affecting compliance also have been added, which may require modification of business practices with health care practitioners.

The reforms imposed by the law will significantly impact the pharmaceutical industry; however, the full effects of PPACA cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our future products, and we could be adversely affected by current and future health care reforms.

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

Both before and after regulatory approval to market a particular product candidate, including our biologic product candidates, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record keeping related to the product are subject to extensive, ongoing regulatory requirements, including, without limitation, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice, or cGMP, requirements and good clinical practice requirements for any clinical trials that we conduct post-approval. As a result, we are subject to a number of governmental and other regulatory risks, which include:

•	Clinical development is a long, expensive and uncertain process; delay and failure can occur at any stage of our clinical trials;

•	Our clinical trials are dependent on patient enrollment and regulatory approvals; we do not know whether our planned trials will begin on time, or at all, or will be completed on schedule, or at all;

•	FDA or other regulatory authorities may not approve a clinical trial protocol or may place a clinical trial on hold;

•

We rely on third parties, such as consultants, contract research organizations, medical institutions, and clinical investigators, to conduct clinical trials for our drug candidates and if we or any of our third-party contractors fail to comply with applicable regulatory requirements, such as current good clinical practice, or cGCP, requirements, the clinical data generated in our clinical trials may be deemed unreliable and FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials;

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

•

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by FDA or other comparable foreign authorities;

•

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with the regulatory requirements of FDA and other applicable U.S. and foreign regulatory authorities could subject us to administrative or judicially imposed sanctions;

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

Risks Related to Our Securities

Conversion of the 4.75% Convertible Senior Notes will dilute the ownership interest of existing stockholders and could adversely affect the market price of our common stock.

The conversion of some or all of the 4.75% Convertible Senior Notes (“Notes”) will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion and exercise could adversely affect prevailing market prices of our common stock. In addition, the existence of the 4.75% Convertible Senior Notes may encourage short selling by market participants.

Our indebtedness and debt service obligations may adversely affect our cash flow.

As of June 30, 2015, our total consolidated indebtedness was $110.3 million, including our obligations under our 4.75% Convertible Senior Notes. We intend to fulfill our current debt service obligations, including repayment of the principal from our existing cash and investments, as well as the proceeds from potential licensing agreements and any additional financing from equity or debt transactions. However, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow to meet these obligations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive, or delaying or curtailing research and development programs. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Our common stock may be delisted from the NASDAQ Global Market, or NASDAQ.

If the bid price of our common stock falls below $1.00 for an extended period, or we are unable to continue to meet NASDAQ’s listing maintenance standards for any other reason, our common stock could be delisted from NASDAQ.

If our stock is delisted from NASDAQ, we will make every possible effort to have it listed on the Over the Counter Bulletin Board (the “OTC Bulletin Board”). If our common stock was to be traded on the OTC Bulletin Board, the Securities Exchange Act of 1934, as amended, and related SEC rules would impose additional sales practice requirements on broker-dealers that sell our securities. These rules may adversely affect the ability of stockholders to sell our common stock and otherwise negatively affect the liquidity, trading market and price of our common stock.

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

We may add lease lines to finance capital expenditures and may obtain additional long-term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further.

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

We may not have the ability to raise funds necessary to purchase the Convertible Senior Notes upon a fundamental change and our future debt may contain limitations on our ability to repurchase the 4.75% Convertible Senior Notes.

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

Sales of our common stock (including the issuance of shares upon conversion of convertible debt) in the public market could materially and adversely affect the market price of shares. We have outstanding $100 million principal amount of 4.75% Convertible Senior Notes that convert to common stock at prices equivalent to $5.11 (subject to adjustment for certain dilutive events). Our obligation to convert the 4.75% Notes upon demand by the holders may depress the price of our common stock and also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate.

As of June 30, 2015 we had 94,511,853 shares of common stock outstanding, plus (1) $100 million of principal amount of 4.75% Notes convertible into up to approximately 19,583,360 shares of common stock at the conversion rate of $5.11 subject to adjustment as described in the indenture, (2) 4,525,340 options to purchase shares of common stock with a weighted-average exercise price of $3.48 per share, (3) 706,881 restricted stock units to purchase shares of common stock as they are vested, (4) 12,119,108 options to purchase shares of common stock under the Plan and (5) warrants to purchase 1,000,000 shares of common stock with an exercise price of $8.00. Effective July 1, 2015 with the Amended and Restated Employment Agreement with Dr. Goldenberg, an additional 1,500,000 of restricted stock units were issued to Dr. Goldenberg. All of the remaining 21,053,458 shares of common stock are freely tradable without restriction.

Our outstanding Convertible Senior Notes, options and warrants may adversely affect our ability to consummate future equity-based financings due to the dilution potential to future investors.

Due to the number of shares of common stock we are obligated to issue pursuant to outstanding Convertible Senior Notes, options and warrants, potential investors may not purchase our future equity offerings at market price because of the potential dilution such investors may suffer as a result of the exercise of the outstanding Convertible Senior Notes, options and warrants.

Our outstanding 4.75% Convertible Senior Notes may adversely affect our ability to consummate future equity-based financings due to the restrictive covenants contained in the Indenture pursuant to which the 4.75% Notes were issued.

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

In the past, following periods of volatility in the market prices of the securities of companies in our industry, securities class action litigation has often been instituted against those companies. Please see Item 3 (“Legal Proceedings”) for a description of such litigation. If we face such litigation in the future, it would result in substantial costs and a diversion of management’s attention and resources, which could negatively impact our business.

Our principal stockholder can significantly influence all matters requiring the approval by our stockholders.

As of June 30, 2015, Dr. David M. Goldenberg, our Chairman of the Board, Chief Scientific Officer and Chief Patent Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 8% of our outstanding common stock and 7% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

Shareholder complaints:

During the fiscal year ended June 30, 2014, two separate shareholder derivative complaints were filed against the Company. First, on March 24, 2014, a complaint styled Kops v. Goldenberg, et al., was filed in the Superior Court of New Jersey, Chancery Division, General Equity Part, Morris County. Second, on April 18, 2014, a complaint styled Breitman v. Sullivan, et al., was filed in the United States District Court for the District of New Jersey. The complaints alleged, among other things, that the Company and certain directors and officers breached their fiduciary duties for disseminating false and misleading information relating to the termination of the Nycomed Agreement. In particular, the complaints alleged that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaints alleged that the breaches in fiduciary duties by the directors and officers caused damages to the Company and stockholders, including a decline in value of the Company’s common stock, increased investigatory and litigation costs, and exposure to civil liability as a result of a pending securities fraud class action suit. Plaintiffs brought the derivative actions to recover damages against the directors and officers for the benefit of the Company, and to require the Company to reform and improve its corporate governance and internal procedures. On February 13, 2015, the Kops matter was dismissed without prejudice pursuant to a stipulation entered into by the parties. The Breitman matter is presently stayed pending the outcome of a motion to dismiss in a related putative class action lawsuit, described below. The defendants believe that the allegations in the derivative complaints are without merit and intend to defend the lawsuits vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

A putative class action lawsuit, styled Nasyrova v. Immunomedics, Inc., was filed on February 27, 2014, in the United States District Court for the District of New Jersey. The lawsuit alleged that the Company and certain of its current and former officers and directors failed to disclose and/or made material misstatements in the Company’s public filings relating to the termination of the Nycomed Agreement. In particular, the complaint alleged that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On June 24, 2014 the District Court entered an order appointing John Neff as lead plaintiff and The Rosen Law Firm, P.A. as lead counsel. Lead plaintiff and lead counsel thereafter filed an Amended Class Action Complaint on August 8, 2014. The defendants believed that the allegations in the class action complaint were without merit and intended to defend the lawsuit vigorously. Defendants moved to dismiss the complaint on September 22, 2014. On January 29, 2015 the United States District Court for the District of New Jersey granted the Company’s motion to dismiss the complaint in its entirety. The Court’s opinion concluded that Immunomedics had no duty to disclose issues raised with Takeda-Nycomed prior to the termination of the Nycomed Agreement. The Court granted Plaintiffs thirty days from the date of the opinion in order to file an amended complaint. On February 27, 2015 a second amended complaint was filed by the plaintiff alleging failure to disclose information related to the status of the agreement. The Company filed a motion to dismiss the second amended complaint on April 13, 2015. On July 15, 2015, the Court granted the motion to dismiss the second amended complaint with prejudice, concluding that the Company had no duty to make the disclosure of information concerning the agreement at an earlier time and that there was no misstatement or omission sufficient to support the claim. The Court ordered this action closed.

Patent litigation:

On June 26, 2015, Immunomedics filed a complaint in the United State District Court for the District of New Jersey, against The Board of Directors of Roger Williams Medical Center (“RWMC”), Richard P. Junghans, M.D., Ph.D., Steven C. Katz, M.D., and the Office of the Board of Advisors of Tufts University School of Medicine. The complaint alleges that RWMC and Dr. Junghans breached a Material Transfer Agreement (“MTA”) through which it provided to them a monoclonal antibody known as MN-14 and related materials. Those parties are alleged to have breached the MTA and to have been negligent by, among other things, using the materials beyond the agreed Research Project, sharing confidential information, failing to notify Immunomedics of intended publications prior to publishing, and refusing to return the materials upon request. Immunomedics also asserts against all defendants claims of intentional interference with perspective economic gain and contracts, misappropriation, conversion, bailment, and several copyright violations.

Other matters:

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

Market Price and Dividend Information

Our common stock is quoted on the NASDAQ Global Market under the symbol “IMMU.” The following table sets forth, for the last two fiscal years, the high and low sales prices for our common stock, as reported by the NASDAQ Global Market:

Fiscal Quarter Ended	High	Low
September 30, 2013	$6.91	$4.85
December 31, 2013	7.35	3.28
March 31, 2014	6.17	4.18
June 30, 2014	4.59	3.04

September 30, 2014	$3.99	$3.08
December 31, 2014	4.98	3.15
March 31, 2015	5.48	3.64
June 30, 2015	5.05	3.56

As of August 18, 2015, the closing sales price of our common stock on the NASDAQ Global Market was $1.91. As of August 18, 2015, there were approximately 406 stockholders of record of our common stock and, according to our estimates, approximately 15,168 beneficial owners of our common stock. We have not paid dividends on our common stock since inception and do not plan to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of June 30, 2015.

Plan Category	Number of securities to be issued upon vesting of restricted shares and exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	5,232,221	$3.01	12,119,108
Equity compensation plans not approved by security holders	—	—	—

Total	5,232,221	$3.01	12,119,108

(1)	Refers to the Company’s 2014 Long-Term Incentive Plan.

STOCK PERFORMANCE GRAPH

This graph is not “soliciting material,” and is not deemed filed with the SEC and not to be incorporated by reference in any filing by our Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The total return values data is prepared by the NASDAQ OMX Global Index Group. Total Return Indexes are posted on NASDAQ Online on a monthly basis.

The following graph compares the yearly change in cumulative total stockholder return on the Company’s common stock for the prior five fiscal years with the total cumulative return of the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index. The returns are indexed to a value of $100 at June 30, 2010.

	6/30/10	6/30/11	6/30/12	6/30/13	6/30/14	6/30/15
Immunomedics	100	132	115	176	118	131
NASDAQ Composite	100	131	137	166	208	222
NASDAQ Pharmaceutical	100	124	144	177	227	267

Item 6.	Selected Financial Data

The following table sets forth our consolidated financial data as of and for each of the five fiscal years ended June 30, 2015. The selected consolidated financial data as of and for each of the five fiscal years ended June 30, 2015, has been derived from our audited consolidated financial statements. The audited consolidated financial statements as of June 30, 2015 and 2014 and for the years ended June 30, 2015, 2014 and 2013 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal year ended June 30,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Statements of Comprehensive (Loss) Income
Revenues	$5,653	$9,042	$4,962	$32,734	$14,709
Costs and expenses	51,873	44,622	35,754	31,291	32,900
Arbitration settlement, net	—	—	16,739	—	—
Insurance proceeds received	—	—	2,638	—	279
Qualifying Therapeutic Discovery Project Program	—	—	—	—	2,889
Gain on sales and redemptions of auction rate securities	—	—	—	—	455
Interest and other income, net	246	56	10	19	240
Interest expense(1)	(2,091)	—	—	—	—
Foreign currency transaction (loss) gain, net	(1)	1	(37)	13	26

(Loss) income before income tax expense	(48,066)	(35,523)	(11,442)	1,475	(14,302)
Income tax expense	(58)	(8)	(44)	(210)	(110)

Net (loss) income	(48,124)	(35,531)	(11,486)	1,265	(14,412)
Less net loss attributable to noncontrolling interest	(122)	(105)	(105)	(114)	(174)

Net (loss) income attributable to Immunomedics	$(48,002)	$(35,426)	$(11,381)	$1,379	$(14,238)

(Loss) earnings per common share attributable to Immunomedics, Inc:
Basic	$(0.51)	$(0.42)	$(0.15)	$0.02	$(0.19)

Diluted	$(0.51)	$(0.42)	$(0.15)	$0.02	$(0.19)

Weighted average shares outstanding used to calculate (loss) earnings per common share:
Basic	93,315	84,632	78,040	75,481	75,313

Diluted	93,315	84,632	78,040	76,174	75,313

	As of June 30,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheets
Cash, cash equivalents and marketable securities	$99,618	$41,833	$41,326	$32,838	$27,098
Total assets	105,780	47,486	47,927	38,635	34,325
Convertible senior notes, net of debt issuance costs	96,625	—	—	—	—
Stockholders’ (deficit) equity(2)	$(4,525)	$38,859	$39,795	$34,169	$29,504

(1)	Interest expense represents the Convertible Senior Notes interest expense ($1.8 million) and amortized debt issuance costs ($0.3 million).
(2)	We have never paid cash dividends on our common stock. Stockholders’ (deficit) equity represents Immunomedics, Inc. stockholders equity and the non-controlling interest in subsidiary.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company primarily focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled, or “naked,” form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins, in each case to create highly targeted agents. Using these technologies, we have built a broad pipeline of therapeutic product candidates that utilize several different mechanisms of action. In oncology, we have launched a Phase 3 pivotal trial for clivatuzumab tetraxetan labeled with a radioisotope in pancreatic cancer patients. Other solid tumor therapeutics in Phase 2 clinical development includes 2 antibody-drug conjugates, sacituzumab govitecan (IMMU-132) and labetuzumab govitecan (IMMU-130). We also have a majority ownership in IBC Pharmaceuticals, Inc., which is developing a novel DOCK-AND-LOCK® (DNL®) method with us for making fusion proteins and multifunctional antibodies. DNL® is being used particularly to make bispecific antibodies targeting cancers and infectious diseases as a T-cell redirecting immunotherapy, as well as bispecific antibodies for next-generation cancer and autoimmune disease therapies.

We have also been one of the first companies to test antibody combinations as a possibly improved method of cancer therapy, and, as a result, have also embarked on the development of bispecific (bifunctional) monoclonal antibodies targeting two distinct antigens on the same cancer cells. We believe that our portfolio of intellectual property, which includes approximately 267 active patents in the U.S. and more than 400 other issued patents worldwide, protects our product candidates and technologies.

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

From inception in 1982 through June 30, 2015, we had an accumulated deficit of approximately $309.5 million. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature or source of which cannot be predicted), our losses will continue as we conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years.

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

Critical Accounting Policies and Accounting Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

For a description of our significant accounting policies, see Notes to Consolidated Financial Statements – Note 2 Summary of Significant Accounting Policies. Of these policies, the following are considered critical to an understanding of the Company’s Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments; (i) Marketable securities, (ii) Revenue recognition, (iii) Research and development costs, and (iv) Reimbursement of research and development costs and (v) Stock-based compensation.

The Company’s critical accounting estimates and assumptions impacting the consolidated financial statements relate to stock compensation expenses. See Note 2 Summary of Significant Accounting Policies for the basis of related assumptions.

Results of Operations

Fiscal Year 2015 compared to Fiscal Year 2014

Revenues

Revenues for the fiscal year ended June 30, 2015 were $5.7 million as compared to $9.0 million for the fiscal year ended June 30, 2014, representing a decrease of $3.3 million or 37%. The decrease was primarily due to $4.6 million of license fee and other revenue during fiscal 2014 resulting from revenue earned upon fulfilling our obligations in the Bayer Collaboration Agreement, as amended, partially offset by the agreement’s $1.0 million clinical milestone payment in fiscal year 2015. Product sales of LeukoScan® in Europe for the years ended June 30, 2015 and 2014 were $2.6 million and $3.1 million, respectively, representing a decrease of $0.5 million, or 16%, due to unfavorable fluctuations in the currency rates in Europe and sales volume decline of LeukoScan® in Europe principally due to timing. Research and development revenues for the year ended June 30, 2015 were $1.8 million as compared to $1.3 million for the same period in 2014, representing an increase of $0.5 million, or 38%, due primarily to an increase in the number of grant programs and level of activity during the current year.

Costs and Expenses

Total costs and expenses for the fiscal year ended June 30, 2015 were $51.9 million as compared to $44.6 million in the fiscal year ended June 30, 2014, representing an increase of $7.3 million, or 16%. Research and development expenses for the fiscal year ended June 30, 2015 increased by $8.0 million, or 24%, to $41.7 million from $33.7 million in fiscal year ended June 30, 2014. The increase in research and development expenses resulted primarily from the continuing efforts of the clivatuzumab tetraxetan Phase 3 clinical trial for the treatment of patients with pancreatic cancer and increased clinical trial expenses and manufacturing costs for the antibody-drug conjugates’ clinical trials. This growth of research and development spending is expected to continue with the increased costs associated with the Phase 3 clinical trial as well as the expanding antibody-drug conjugates’ clinical trials.

Cost of goods sold was $0.3 million in both fiscal years ended June 30, 2015 and 2014. Gross profit margins were 90% and 89% for fiscal years 2015 and 2014, respectively. Cost of license fee and other revenues of $1.2 million resulted from the recognition of manufacturing costs related to the Bayer Collaboration Agreement which was completed during fiscal 2014.

Sales and marketing expenses decreased from $1.1 million for the 2014 fiscal year to $0.8 million for the 2015 fiscal year. The decrease of $0.3 million, or 27%, was primarily due to the European regulatory fees for the sale of LeukoScan® product in Europe in the prior year. There were no such charges for the current fiscal year. General and administrative expenses for fiscal year 2015 increased by $0.8 million, or 10%, from $8.3 million in fiscal year 2014 to $9.1 million in fiscal year 2015. This increase is primarily attributable to approximately $0.9 million of increased legal and professional fees, (principally increased legal fees regarding the arbitration proceedings with Takeda-Nycomed, a former licensing partner which agreement was terminated during the 2014 fiscal year).

Interest Expense

Interest expense for the year ended June 30, 2015 was $2.1 million, which related to the issuance in February 2015 of $100.0 million of 4.75% Convertible Senior Notes, due in February 2020 and included amortization of debt issuance costs of $0.3 million. There was no interest expense for the year ended June 30, 2014.

Income Tax Expense

Income tax expense was $58 thousand and $8 thousand for the fiscal years ended June 30, 2015 and 2014, respectively. Income tax expense in 2015 was higher than in 2014 due to increased profitability in foreign operations in fiscal year 2015. There was no federal income tax expense for both periods for domestic operations due to losses in both fiscal years.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net loss attributable to Immunomedics, Inc., common stockholders for fiscal year 2015 is $48.0 million, or $0.51 per share, as compared to net loss of $35.4 million, or $0.42 per share in fiscal year 2014, representing an increase in net loss of $12.6 million. The increase in net loss attributable to Immunomedics, Inc. resulted primarily due to increased research and development costs related to clinical trials, increased legal and professional fees, interest expense and the decrease in other revenues received in the prior period that related to the Collaboration Agreement.

Fiscal Year 2014 compared to Fiscal Year 2013

Revenues

Revenues for the fiscal year ended June 30, 2014 were $9.0 million as compared to $5.0 million for the fiscal year ended June 30, 2013, representing an increase of $4.0 million or 80%. The increase was primarily due to $4.6 million of license fee and other revenue during fiscal 2014 resulting from revenue earned upon fulfilling our obligations in the Bayer Collaboration Agreement, as amended. Product sales of LeukoScan® in Europe for the years ended June 30, 2014 and 2013 were $3.1 million and $3.0 million, respectively, representing an increase of $0.1 million, or 3%. Research and development revenues for the year ended June 30, 2014 were $1.3 million as compared to $1.8 million for the same period in 2013, representing a decrease of $0.5 million, or 28%, due to lower levels of grant program activity during the 2014 fiscal year.

Costs and Expenses

Total costs and expenses for the fiscal year ended June 30, 2014 were $44.6 million as compared to $35.8 million in the fiscal year ended June 30, 2013, representing an increase of $8.8 million, or 25%. Research and development expenses for the fiscal year ended June 30, 2014 increased by $5.3 million, or 19%, to $33.7 million from $28.4 million in fiscal year ended June 30, 2013. The increase in research and development expenses resulted primarily from increased manufacturing costs for material used for the antibody-drug conjugates’ clinical trial related expenses and the initiation of the clivatuzumab tetraxetan Phase 3 clinical trial, for the treatment of patients with pancreatic cancer.

Cost of goods sold was $0.3 million in the fiscal year ended June 30, 2014 and $0.4 in the fiscal year ended June 30, 2013. Gross profit margins were 89% and 87% for fiscal years 2014 and 2013, respectively. Cost of license fee and other revenues of $1.2 million resulted from the recognition of manufacturing costs related to the Algeta service agreement which was completed during fiscal 2014.

Sales and marketing expenses increased from $0.8 million for the 2013 fiscal year to $1.1 million for the 2014 fiscal year. This increase of 38% was primarily due to the increased European regulatory fees required for the sale of LeukoScan® product in Europe in the 2014 fiscal year. General and administrative expenses for fiscal year 2014 increased by $2.1 million, or 34%, from $6.2 million in fiscal year 2013 to $8.3 million in fiscal year 2014. This increase was primarily attributable to approximately $2.0 million of increased legal and professional fees, (principally increased legal fees regarding the arbitration proceedings with Takeda-Nycomed).

Arbitration Settlement, net

On April 15, 2009, we initiated an arbitration proceeding before FINRA against our former investment advisor/broker-dealer, Banc of America Investment Services, Inc., and Banc of America Securities, LLC, relating to our prior investment in certain securities. On March 27, 2013 we reached a settlement in such matter. Pursuant to the settlement, we received a gross settlement amount of $18.0 million, the proceeding was dismissed with prejudice, and together with the broker-dealer, the parties released each other from all claims and liabilities arising out of the arbitration. We received the net amount of approximately $16.7 million after payment of expenses and legal fees.

Insurance Proceeds

Insurance proceeds totaling $2.6 million were received during the year ended June 30, 2013, as a result of insurance claims for an equipment failure during the 2011 fiscal year. A cash payment for a business interruption insurance claim of $2.5 million was received in October 2012, which had resulted from the equipment failure that had limited the production of materials necessary for certain research and product development. There was no such claim for the 2014 fiscal year. In addition, proceeds of $0.1 million were also received in September 2012 for a property claim regarding the same equipment failure.

Income Tax Expense

Income tax expense was $8 thousand and $44 thousand for the fiscal years ended June 30, 2014 and 2013, respectively. Income tax expense in 2014 was lower than in 2013 due to reduced profitability in foreign operations in fiscal year 2014. There was no federal income tax expense for both periods for domestic operations due to losses in both fiscal years.

Net Loss Attributable to Immunomedics, Inc., Stockholders

Net loss attributable to Immunomedics, Inc. common stockholders for fiscal year 2014 was $35.4 million, or $0.42 per share, as compared to net loss of $11.4 million, or $0.15 per share in fiscal year 2013, representing an increase in net loss of $24.0 million. The increase in net loss attributable to Immunomedics, Inc. for the same period in 2013 resulted primarily from the $16.7 million arbitration settlement, $2.6 million in insurance proceeds received during the previous year which were not repeated in the current fiscal year, and $5.3 million of increased research and development spending in fiscal year 2014.

Research and Development Expenses

Research and development expenses for our product candidates in development were $41.7 million for fiscal year ended 2015, $33.7 million for fiscal year ended June 30, 2014 and $28.4 million for fiscal year ended June 30, 2013. Research and development expenses increased $8.0 million in fiscal year 2015, or 24%, as compared to 2014. Research and development expenses increased by $5.3 million in fiscal year 2014, or 19%, as compared to fiscal year 2013.

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

	Years Ended June 30,
	2015	2014	2013
	(in thousands)
Research Costs...	$5,959	$6,734	$5,962
Product Development Costs	35,777	26,946	22,419

Total	$41,736	$33,680	$28,381

Research Costs

Research costs decreased by $0.8 million, or 12%, for the year ended June 30, 2015 compared to June 30, 2014. Research costs increased by $0.8 million, or 13%, for the year ended June 30, 2014 compared to 2013. The changes in research costs primarily relate to the following:

The primary reason for the decrease in fiscal year 2015 was the reduction of outside research and testing services utilized, from $0.9 million in fiscal 2014 to $0.4 million in fiscal 2015, a decrease of $0.5 million, or 56%. The use of outside research and testing services in fiscal 2014 was $0.9 million representing an increase of $0.6 million, or 200%, from $0.3 million in fiscal 2013. This increase was primarily due to outside services required for certain federal grant research projects.

Indirect administrative and support services that are allocated to research based on research spending levels for fiscal 2015 were $0.7 million as compared to $1.1 million in 2014. This decrease was a result of greater emphasis on spending in the product development area as compared to the research area and therefore a lower level of indirect spending to be absorbed into the research category. Indirect administrative and support services that are allocated to research based on research spending levels for fiscal 2014 were $1.1 million as compared to $0.9 million in 2013, primarily as a result of increased employee-related costs.

Product Development Costs

Product development costs for the year ended June 30, 2015 in total increased by $8.9 million, or 33%, to $35.8 million as compared to 2014. Product development costs for the year ended June 30, 2014 in total increased by $4.5 million, or 20%, to $26.9 million as compared to 2013. The changes in product development costs primarily relate to the following:

Clinical trial expenses in fiscal year 2015 were $12.6 million as compared to $5.8 million in fiscal year 2014, and increase of $6.8 million was primarily due to continuing efforts of the clivatuzumab tetraxetan Phase 3 clinical trial for the treatment of patients with pancreatic cancer. Clinical trial expenses in fiscal year 2014 were $5.8 million as compared to $3.3 million in fiscal year 2013, an increase of $2.5 million largely driven by the initiation of the clivatuzumab tetraxetan Phase 3 clinical trial in fiscal 2014, as well as additional antibody-drug conjugates’ clinical trials during the 2014 fiscal year.

Personnel costs in fiscal 2015 were $7.6 million, an increase of $0.3 million, or 4%, as compared to 2014, primarily due to salary and benefit increases. Personnel costs in fiscal 2014 were $7.3 million, an increase of $0.5 million, or 7%, as compared to 2013, primarily due to salary and benefit increases.

Lab supplies and chemical reagent costs were $3.3 million for fiscal 2015, an increase of $0.7 million, or 27%, from 2014. This increase was primarily a result of increased manufacturing costs for material used for the antibody-drug conjugates’ clinical trial related expenses and the clivatuzumab tetraxetan Phase 3 clinical trial. Lab supplies and chemical reagent costs were $2.6 million in fiscal 2014, a decrease of $0.2 million, or 7%, from 2013.

Expenses for outside testing were $2.4 million in fiscal 2015, an increase of $0.6 million, or 33%, from fiscal 2014. This increase was the result of increased material testing for process validation and offsite lyophilization relating to product development for manufacturing of material used for the antibody-drug conjugates. Expenses for outside testing were $1.8 million in fiscal 2014, a decrease of $0.3 million or 14%, from fiscal 2013. The decrease was due to higher levels of material testing for process validation and offsite lyophilization relating to product development for manufacturing and grant program requirements during the 2013 fiscal year.

Indirect administrative and support services that are allocated to development based on spending levels increased by $0.2 million, or 5%, to $4.2 million in fiscal year 2015, due primarily to a greater emphasis on spending in the product development area as compared to the research area. For fiscal 2014 indirect administrative and support services increased by $0.6 million, or 18%, to $4.0 million in fiscal year 2014 over fiscal year 2013. The increases in both years was driven primarily by increased clinical trial related expenses for the clivatuzumab tetraxetan Phase III clinical trial for the treatment of patients with pancreatic cancer, and additional activities for antibody-drug conjugates’ clinical trials.

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

Liquidity and Capital Resources

As of June 30, 2015 we have $99.6 million of cash, cash equivalents and marketable securities. In February, 2015 we issued $100 million of 4.75% Convertible Senior Notes due 2020 (the “Convertible Notes”) in the aggregate. After deducting the initial purchasers’ fees and offering expenses, we received net proceeds of $96.3 million.

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of debt and equity securities and revenues from licensing agreements, which could provide up-front and milestone payments, as well as funding of development costs and other licensing possibilities.

Our budgeted cash requirements in fiscal year 2016 includes expenses related to the clivatuzumab tetraxetan Phase 3 clinical trial for the treatment of patients with pancreatic cancer, as well as for expenses for the ongoing Phase 2 expansion ADC clinical trials (sacituzumab govitecan and labetuzumab govitecan). The budgeted cash requirements in fiscal year 2016 are expected to be in the range of $52.0 to $54.0 million, including interest costs of $4.8 million for the outstanding Convertible Senior Notes as issued in February 2015. Based on our cash flow projections, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months.

Future financial demands include ongoing operating expenses, Phase 3 clinical trials, the Phase 2 clinical trials and further development of various clinical trial programs in fiscal 2016 and 2017. We will continue to require additional funding in order to fund our operations and programs.

We continue to pursue business development and licensing arrangements as a potential source of financing. These activities include any new parties who may be interested in our clinical programs as well as any licenses to our intellectual property estate, including our current partner, Bayer, State and Federal Grants, along with potential debt and equity financing may also be other sources of financing.

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

Discussion of Cash Flows

Cash flows from operating activities. Net cash used in operating activities for the year ended June 30, 2015 was $39.0 million, compared to cash used in operations of $30.7 million for the year ended June 30, 2014 representing an increase of $8.3 million. The increase in the current fiscal year’s cash flow used in operations principally is due to higher net loss of $12.6 million offset by an increase in accounts payable.

Net cash used in operating activities for the year ended June 30, 2014 was $30.7 million, compared to cash used in operations of $5.9 million for the year ended June 30, 2013. The increase in the 2014 fiscal year’s cash flow used in operations was primarily due to the receipt of $16.7 million of proceeds from the arbitration settlement and $2.6 million in insurance proceeds received during the 2013 fiscal year.

Cash flows from investing activities. Net cash used in investing activities was $52.7 million in fiscal 2015, as compared to $35.1 million net cash used in investing activities for fiscal 2014. The increase in cash used in investing activities of $17.6 million for the 2015 fiscal year is primarily due to $42.2 million of increased purchases of marketable securities in the current year, partially offset by higher maturities or sales of approximately $25.5 million of these securities.

Net cash used in investing activities of $35.1 million in fiscal 2014, as compared to $0.5 million net cash used in investing activities for the 2013 fiscal year. The increase in cash used in investing activities for the 2014 fiscal year is primarily due to $44.1 million of purchases of marketable securities in the during fiscal 2014, partially offset by maturities or sales of approximately $9.0 million of these securities.

Cash flows from financing activities. Net cash provided by financing activities for the year ended June 30, 2015 was $98.7 million, resulting primarily from the $96.3 million of net cash proceeds received from the issuance in February 2015 of $100.0 million of 4.75% Convertible Senior Notes, partially offset by the payment of $3.7 million of debt issuance costs related to the Notes. Net cash provided by financing activities for the year ended June 30, 2014 was $31.3 million, resulting primarily from approximately $29.8 million of net cash proceeds received from the sale of 9,546,474 shares of common stock at $3.35 per share in the current fiscal year. Net cash provided by financing activities for the year ended June 30, 2013 was $14.8 million, resulting primarily from approximately $14.8 million of cash proceeds received from the sale of 7,000,000 shares of common stock at $2.30 per share in the 2013 fiscal year.

At June 30, 2015, we had working capital of $91.4 million, representing an increase of $53.1 million from the $38.3 million in working capital that we had at June 30, 2014. The increase was primarily the result from the proceeds received from the sale in February 2015 of $100.0 million of 4.75% Convertible Senior Notes, (partially offset by the payment of $3.7 million of debt issuance costs), offset in part by our operating loss incurred in the normal course of business less $4.9 million increase in accounts payable and accrued expenses. At June 30, 2014, we had working capital of $38.3 million, representing a decrease of $0.2 million from the $38.5 million in working capital that we had at June 30, 2013. The proceeds received from the sale of 9,546,474 shares of common stock during fiscal year 2014 were offset by the loss on operations for the year.

Total cash, cash equivalents and marketable securities as of June 30, 2015 was $99.6 million, an increase of $57.8 million as of June 30, 2014. The increase was primarily the result from the proceeds received from issuance in February 2015 of $100.0 million of 4.75% Convertible Senior Notes partially offset by the payment of $3.7 million of debt issuance costs during the current fiscal year.

Total cash, cash equivalents and marketable securities as of June 30, 2014 was $41.8 million, an increase of $0.5 million as of June 30, 2013. The net cash proceeds received from the sale of 9,546,474 shares of common stock during the 2014 fiscal year was used to fund the net cash used in operating activities.

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility and employment contracts in effect for David M. Goldenberg, our Chairman of the Board, Chief Scientific Officer and Chief Patent Officer, and Cynthia L. Sullivan, the President and Chief Executive Officer. We have quantified the significant commitments in the following table for the fiscal years ended June 30:

	Payments Due by Period (in thousands)
Contractual Obligation	2016	2017	2018	2019	2020	Thereafter	Total
Operating Lease(1)	$838	$929	$974	$974	$974	$11,736	$16,425
Employment Contracts(2)	1,396	641	—	—	—	—	2,037
Convertible Senior Notes(3)	4,750	4,750	4,750	4,750	104,750	—	123,750

TOTAL	$6,984	$6,320	$5,724	$5,724	$105,724	$11,736	$142,212

(1)	The operating lease for our Morris Plains, New Jersey facility expires in October 2031 and is at a base annual rental rate of $0.8 million, which has a fixed rate through October 2016 with increases thereafter every five years.
(2)

Such amount include amounts due under an employment contract the Company entered into with David M. Goldenberg that was originally set to expire in 2016. The Company entered into this five-year employment contract effective July 1, 2011. This contract also included provisions contemplating (a) a minimum royalty agreement, (b) payment to Dr. Goldenberg of a specified percentage of the consideration the Company receives from licensing agreements, (c) sales of intellectual properties and (d) disposition of undeveloped assets, as disclosed in the employment agreement. Effective July 1, 2015 the Company entered into the Amended and Restated Employment Agreement with Dr. David M. Goldenberg, (the “Goldenberg

Agreement”). This agreement provides for a guaranteed salary of $0.6 million and $0.15 million for guaranteed royalties for Dr. Goldenberg for the fiscal years 2016 through 2020 (see Note 15). The Company entered a three-year employment contract with Cynthia L. Sullivan effective July 1, 2014. This agreement, which includes an annual base salary of $0.6 million and an annual bonus target of 50% with potential payouts from 0% to 150% of the target amount are not included as commitments as of June 30, 2015. The amounts included above are only the minimum payments and do not include possible adjustments to existing salaries, additional incentive compensation or potential bonus payments as set forth in the employment contract.
(3)	The $100,000,000 Convertible Senior Notes will mature on February 15, 2020, unless earlier purchased or converted, and will bear interest at 4.75% semiannually on February 15 and August 15 each year, beginning on August 15, 2015.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs”. Under the new ASU, debt issuance costs will be reported in the balance sheet as a direct deduction from the related debt liability rather than as a separate asset. Amortization of the costs is reported as interest expense. The amendments in this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted for financial statements that have not been previously issued. The Company has adopted this standard in the current fiscal year and have presented the debt issuance costs related to the Convertible Notes as a direct deduction from the related face value in the accompanying consolidated balance sheet.

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

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is assessing ASU 2014-09’s impact and will adopt it when effective.

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

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments. One of our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. A one percent change (100 basis points) in interest rates on our investments would have impacted interest income by a nominal amount for the year ended June 30, 2015.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Immunomedics, Inc.:

We have audited the accompanying consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of comprehensive loss, changes in stockholders’ (deficit) equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immunomedics, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Immunomedics Inc.’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 19, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

August 19, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Immunomedics, Inc.

We have audited the consolidated statement of comprehensive loss, changes in stockholders’ equity and cash flows of Immunomedics, Inc. and subsidiaries for the year ended June 30, 2013. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Immunomedics, Inc.’s operations and its cash flows for the year ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Iselin, New Jersey

August 22, 2013,

except for the effects on the consolidated financial statements described in Note 14 and the disclosure in Note 10 with respect to UCB as filed in Immunomedics, Inc.’s Form 10-K/A on March 18, 2014,

as to which the date is March 18, 2014

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$13,452,775	$6,961,494
Marketable securities	86,165,532	34,871,120
Accounts receivable, net of allowance for doubtful accounts of $54,177 and $88,609 at June 30, 2015 and 2014, respectively	345,627	674,617
Inventory	584,424	778,989
Other receivables	857,068	303,102
Prepaid expenses	1,136,103	1,614,897
Other current assets	945,673	180,678

Total current assets	103,487,202	45,384,897
Property and equipment, net	2,241,838	1,895,475
Value of life insurance policies	20,566	176,110
Other long-term assets	30,000	30,000

	$105,779,606	$47,486,482

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$11,808,223	$6,886,682
Deferred revenues	271,667	240,158

Total current liabilities	12,079,890	7,126,840
Convertible senior notes – net of unamortized debt issuance costs of $3,375,423 at June 30, 2015	96,624,577	—
Other liabilities	1,599,760	1,500,244
Commitments and Contingencies (Note 12)	—	—
Stockholders’ (deficit) equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2015 and 2014	—	—
Common stock, $.01 par value; authorized 155,000,000 shares at June 30, 2015 (135,000,000 at June 30, 2014); issued 94,546,578 shares and outstanding 94,511,853 shares at June 30, 2015; issued 93,113,480 shares and outstanding 93,078,755 shares at June 30, 2014	945,465	931,134
Capital contributed in excess of par	305,229,354	300,080,804
Treasury stock, at cost: 34,725 shares at June 30, 2015 and 2014	(458,370)	(458,370)
Accumulated deficit	(309,468,004)	(261,465,638)
Accumulated other comprehensive (loss) income	(161,092)	261,837

Total Immunomedics, Inc. stockholders’ (deficit) equity	(3,912,647)	39,349,767

Noncontrolling interest in subsidiary	(611,974)	(490,369)

Total stockholders’ (deficit) equity	(4,524,621)	38,859,398

	$105,779,606	$47,486,482

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended June 30,
	2015	2014	2013
Revenues:
License fee and other revenues	$1,250,000	$4,623,333	$126,667
Product sales	2,648,657	3,140,604	2,991,129
Research and development	1,754,434	1,277,668	1,844,201

Total revenues	5,653,091	9,041,605	4,961,997

Costs and Expenses:
Costs of goods sold	264,915	338,572	392,722
Costs of license fee and other revenues	—	1,189,170	—
Research and development	41,735,888	33,680,158	28,381,184
Sales and marketing	768,871	1,132,921	826,375
General and administrative	9,102,926	8,281,025	6,154,214

Total costs and expenses	51,872,600	44,621,846	35,754,495

Operating loss	(46,219,509)	(35,580,241)	(30,792,498)
Arbitration settlement, net	—	—	16,739,282
Insurance proceeds received	—	—	2,637,879
Interest and other income, net	245,705	55,916	10,557
Interest expense	(2,090,750)	—	—
Foreign currency transaction (loss) gain, net	(1,188)	938	(37,434)

Loss before income tax expense	(48,065,742)	(35,523,387)	(11,442,214)
Income tax expense	(58,229)	(7,791)	(44,070)

Net loss	(48,123,971)	(35,531,178)	(11,486,284)
Less net loss attributable to noncontrolling interest	(121,605)	(105,352)	(104,761)

Net loss attributable to Immunomedics, Inc.	$(48,002,366)	$(35,425,826)	$(11,381,523)

Loss earnings per common share attributable to Immunomedics, Inc. (basic and diluted):	$(0.51)	$(0.42)	$(0.15)

Weighted average shares used to calculate loss per common share	93,314,872	84,631,567	78,040,005
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(434,617)	100,094	81,669
Unrealized gain (loss) on securities available for sale	11,688	(87)	—

Other comprehensive (loss) income	(422,929)	100,007	81,669

Net comprehensive loss	(48,546,900)	(35,431,171)	(11,404,615)

Net comprehensive loss attributable to noncontrolling interest	(121,605)	(105,352)	(104,761)

Net comprehensive loss attributable to Immunomedics, Inc.	$(48,425,295)	$(35,325,819)	$(11,299,854)

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Immunomedics, Inc. Stockholders
	Common Stock		Capital Contributed in Excess of Par	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	Shares	Amount
Balance, at June 30, 2012	75,597,066	$755,970	$248,737,450	$(458,370)	$(214,658,289)	$80,161	$(287,560)	$34,169,362
Issuance of common stock, net	7,000,000	70,000	14,715,408					14,785,408
Exercise of stock options, net	88,594	886	265,170					266,056
Stock based compensation	155,463	1,555	2,016,939					2,018,494
Other comprehensive income						81,669		81,669
Share purchases of majority- owned subsidiary			(46,559)				7,304	(39,255)
Net loss					(11,381,523)		(104,761)	(11,486,284)

Balance, at June 30, 2013	82,841,123	$828,411	$265,688,408	$(458,370)	$(226,039,812)	$161,830	$(385,017)	$39,795,450
Issuance of common stock, net	9,546,474	95,465	29,713,983					29,809,448
Exercise of stock options, net	535,730	5,357	1,793,996					1,799,353
Stock based compensation	190,153	1,901	2,884,417					2,886,318
Other comprehensive income						100,007		100,007
Net loss					(35,425,826)		(105,352)	(35,531,178)

Balance, at June 30, 2014	93,113,480	$931,134	$300,080,804	$(458,370)	$(261,465,638)	$261,837	$(490,369)	$38,859,398
Exercise of stock options, net	1,202,575	12,026	2,947,904					2,959,930
Stock based compensation	230,523	2,305	2,200,646					2,202,951
Other comprehensive loss						(422,929)		(422,929)
Net loss					(48,002,366)		(121,605)	(48,123,971)

Balance, at June 30, 2015	94,546,578	$945,465	$305,229,354	$(458,370)	$(309,468,004)	$(161,092)	$(611,974)	$(4,524,621)

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(48,123,971)	$(35,531,178)	$(11,486,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	578,066	569,442	1,036,035
Amortization of deferred revenue	(5,712)	(2,674,347)	(176,667)
Amortization of bond premiums	544,208	228,211	—
Amortization of debt issuance costs	281,791	—	—
Amortization of deferred rent	99,516	99,516	99,516
Gain on sale of marketable securities	(11,015)	(7,517)	—
(Decrease) increase in allowance for doubtful accounts	(34,432)	39,344	(5,544)
Non-cash expense related to stock compensation	2,788,677	3,218,050	2,265,460
Non-cash decrease in value of life insurance policy	155,544	18,722	3,456
Gain on insurance claim for equipment failure	—	—	(137,879)
Changes in operating assets and liabilities:
Accounts receivable	271,820	(62,652)	66,755
Inventory	328,126	204,386	(617,954)
Other receivables	(553,966)	(130,634)	(238,755)
Prepaid expenses	478,794	(1,182,237)	149,941
Other current assets	(776,975)	1,450,494	(598,646)
Accounts payable and accrued expenses	4,946,099	2,935,816	966,663
Deferred revenues	37,221	134,196	2,774,345

Net cash used in operating activities	(38,996,209)	(30,690,388)	(5,899,558)

Cash flows from investing activities:
Purchases of marketable securities	(86,307,071)	(44,116,046)	—
Proceeds from sales/maturities of marketable securities	34,491,153	9,024,145	—
Purchases of property and equipment	(924,429)	(378,006)	(595,446)
Proceeds from partial liquidation of life insurance policy	—	400,000	—
Proceeds from insurance claim for equipment failure	—	—	137,879

Net cash used in investing activities	(52,740,347)	(35,069,907)	(457,567)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	100,000,000	—	—
Payment of debt issuance costs	(3,657,215)	—	—
Issuance of common stock, net of fees	—	29,809,448	14,785,408
Exercise of stock options, net	2,959,930	1,799,353	266,056
Tax withholding payments for stock compensation	(585,725)	(331,732)	(246,966)
Share purchases of majority-owned subsidiary	—	—	(39,255)

Net cash provided by financing activities	98,716,990	31,277,069	14,765,243

Effect of changes in exchange rates on cash and cash equivalents	(489,153)	118,720	79,786

Increase (decrease) in cash and cash equivalents	6,491,281	(34,364,506)	8,487,904
Cash and cash equivalents at beginning of year	6,961,494	41,326,000	32,838,096

Cash and cash equivalents at end of year	$13,452,775	$6,961,494	$41,326,000

Supplemental information for the statement of cash flows:
Cash paid for income taxes	$75,598	$136,973	$135,023

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Overview

Immunomedics, Inc., a Delaware corporation (“Immunomedics” or the “Company”) is a clinical-stage biopharmaceutical company developing monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. The Company has continued to transition its focus away from the development and commercialization of diagnostic imaging products in order to accelerate the development of its therapeutic product candidates, although the Company manufactures and commercializes its one product, LeukoScan®, in territories where regulatory approvals have previously been granted in Europe, Canada and in certain other markets outside the U.S. LeukoScan® is indicated for diagnostic imaging for determining the location and extent of infection/inflammation in bone in patients with suspected osteomyelitis, including patients with diabetic foot ulcers.

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

Immunomedics is subject to significant risks and uncertainties, including, without limitation, the risk that the Company may be unable to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that the Company may be unable to successfully finance and secure regulatory approval of and market its drug candidates; its dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under its collaborative agreements; uncertainties about the Company’s ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; its ability to protect its proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally.

As of June 30, 2015 the Company has $99.6 million of cash, cash equivalents and marketable securities. In February, 2015 the Company issued $100 million of 4.75% Convertible Senior Notes due 2020 (the “Convertible Notes”) in the aggregate. After deducting the initial purchasers’ fees and offering expenses, the Company received net proceeds of $96.3 million, (see Note 4 to the consolidated financial statements).

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of debt and equity securities and revenues from licensing agreements, which could provide up-front and milestone payments, as well as funding of development costs and other licensing possibilities.

The Company’s budgeted cash requirements in fiscal year 2016 includes expenses related to the clivatuzumab tetraxetan Phase 3 clinical trial for the treatment of patients with pancreatic cancer, as well as for expenses for the ongoing Phase 2 expansion ADC clinical trials (sacituzumab govitecan and labetuzumab govitecan). Based on the Company’s cash flow projections, it believes it has sufficient funds to continue its operations and research and development programs for at least the next twelve months.

Future financial demands include ongoing operating expenses, Phase 3 and Phase 2 clinical trials, and further development of various clinical trial programs in fiscal 2017 and beyond. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with its available financial resources. These financial resources may not be adequate to sustain its operations and the Company will be required to finance future cash needs through strategic collaboration agreements, or the sale of additional equity or debt securities. However, the Company cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders. The capital markets have experienced volatility in recent years, which has resulted in uncertainties with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. Having insufficient funds may require the Company to delay, scale-back or eliminate some or all of its programs or renegotiate less favorable terms than it would otherwise choose. Failure to obtain adequate financing also may adversely affect its ability to operate as a going concern.

The Company continues to pursue business development and licensing arrangements as a potential source of financing. These activities include any new parties who may be interested in the Company’s clinical programs as well as any licenses to the Company’s intellectual property estate, including the Company’s current partner, The Bayer Group (“Bayer”), State and Federal Grants, along with potential debt and equity financing may also be other sources of financing.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Immunomedics and its majority-owned subsidiaries. Noncontrolling interests in consolidated subsidiaries in the Consolidated Balance Sheets represent minority stockholders’ proportionate share of the (deficit) equity in such subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Foreign Currencies

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity in the Consolidated Balance Sheets and the Consolidated Statements of Changes in Stockholders’ (Deficit) Equity and are included in the determination of comprehensive (loss) income in the Consolidated Statements of Comprehensive Loss. Transaction gains and losses are included in the determination of net loss in the Consolidated Statements of Comprehensive Loss. As of June 30, 2015 and 2014, the cumulative unrealized foreign currency translation (loss) gain included in accumulated other comprehensive (loss) income was approximately ($0.2) million as compared to $0.3 million, respectively.

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents and all investments with maturities of greater than three months from date of purchase are classified as marketable securities available-for-sale.

Marketable securities

Marketable securities, all of which are available-for-sale, consist of corporate debt securities, U.S. bonds, U.S. sponsored agencies and municipal bonds. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive (loss) income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net loss and are included in interest and other income (net), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included interest and other income (net).

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

Concentration of Credit Risk

Cash, cash equivalents and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. Immunomedics periodically invests its cash in corporate debt securities, U.S. bonds, U.S. sponsored agencies and municipal bonds with strong credit ratings. Immunomedics has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates.

Inventory

Inventory, which consists of the finished product of LeukoScan®, is stated at the lower of cost (on a first-in, first-out basis) or market, and includes materials, labor and manufacturing overhead.

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

Life Insurance Policies

The Company has life insurance policies on Dr. David M. Goldenberg, the Company’s Chairman of the Board of Directors, Chief Scientific Officer, and Chief Patent Officer, which are for the benefit of the Company. When the Company is the beneficiary of the policy, and there are no other contractual arrangements between the Company and Dr. Goldenberg, the Company recognizes the amount that could be realized under the insurance arrangement as an asset in the Consolidated Balance Sheets.

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

The Company does not have an accrual for uncertain tax positions as of June 30, 2015 or 2014. The U.S. Federal statute of limitation remains open for the fiscal years 2010 onward. The Company’s tax returns filed in foreign jurisdictions remain open for the fiscal years 2011 onward. State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return. The Company conducts business and files tax returns in New Jersey.

Net Loss Per Share Allocable to Common Stockholders

Basic net loss per share is calculated using the weighted average number of shares of common stock and vested restricted shares outstanding. Diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. During fiscal years 2015, 2014 and 2013, no potential shares of common stock were included in the calculation since their affect would be anti-dilutive due to the operating losses. The common stock equivalents excluded from the earnings per share calculation are 25,815,581, 7,096,981 and 7,215,449 for the fiscal years ended June 2015, 2014 and 2013, respectively.

Stock-Based Compensation

The Company utilizes stock-based compensation in the form of stock options, stock appreciation rights, stock awards, stock unit awards, performance shares, cash-based performance units and other stock-based awards, each of which may be granted separately or in tandem with other awards.

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

The fair value of each option granted during the years ended June 30, 2015, 2014 and 2013 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the following table:

	Years ended June 30,
	2015	2014	2013
Expected dividend yield	0%	0%	0%
Expected option term (years)	5.07	3.85	5.35
Expected stock price volatility	57%	65%	69%
Risk-free interest rate	1.37% - 1.72%	0.03% - 1.79%	0.98% - 1.84%

The Company uses historical data to estimate forfeitures. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated based on the Company’s daily stock trading history. The weighted average of the expected option term increased to 5.07 years for year ended June 30, 2015 over the previous year as a result of the issuance of short-term options in fiscal year 2014 to the former chief financial officer. Aside from these stock options to the former chief financial officer the expected option term for other stock options granted during the year ended June 30, 2014 was 5.1 years. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The lower risk-free interest rate for the fiscal year ended June 30, 2014 resulted from the short-term rate for the stock options granted to the former chief financial officer in that year.

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

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs”. Under the new ASU, debt issuance costs will be reported in the balance sheet as a direct deduction from the related debt liability rather than as a separate asset. Amortization of the costs is reported as interest expense. The amendments in this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted for financial statements that have not been previously issued. The Company has adopted this standard in the current fiscal year and has presented the debt issuance costs related to the Convertible Notes as a direct deduction from the related face value in the accompanying consolidated balance sheet.

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

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is assessing ASU 2014-09’s impact and will adopt it when effective.

3.	Marketable Securities

Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at June 30, 2015 and 2014 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
June 30, 2015
U.S. Treasury Bonds	$13,375	$14	$—	$13,389
U.S. Government Sponsored Agencies	46,694	34	(9)	46,719
Corporate Debt Securities	26,085	2	(29)	26,058

	$86,154	$50	$(38)	$86,166

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
June 30, 2014
U.S. Treasury Bonds	$8,537	$1	$(1)	$8,537
U.S. Government Sponsored Agencies	7,458	—	(1)	7,457
Corporate Debt Securities	18,876	12	(11)	18,877

	$34,871	$13	$(13)	$34,871

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2015 (in thousands):

	Fair Value	Net Carrying Amount
Due within one year	$46,516	$46,646
Due after one year through five years	39,650	39,831

	$86,166	$86,477

4.	Convertible Senior Notes

In February 2015, the Company issued $100.0 million of Convertible Notes (net proceeds of $96.3 million after deducting the initial purchasers’ fees and offering expenses) in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 144A under the Securities Act. The Convertible Notes will mature on February 15, 2020, unless earlier purchased or converted. The debt issuance costs of approximately $3.7 million, primarily consisting of underwriting, legal and other professional fees, will be amortized over the term of the Convertible Notes. The Convertible Notes are senior unsecured obligations of the Company. Interest at 4.75% will be payable semiannually on February 15 and August 15 of each year, beginning on August 15, 2015. The effective interest rate on the Convertible Note was 5.48% for the period from the date of issuance through June 30, 2015.

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

If the Company undergoes a fundamental change (as defined in the indenture governing the Convertible Notes), holders may require Immunomedics to purchase for cash all or part of the Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, but excluding, the fundamental change purchase date, subject to certain exceptions. In addition, if certain make-whole fundamental changes (as defined in the indenture governing the Convertible Notes) occur, Immunomedics will, in certain circumstances, increase the conversion rate for any Convertible Note converted in connection with such make-whole fundamental change.

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

Total interest expense for the Convertible Notes was $2.1 million for the fiscal year ended June 30, 2015, including amortization of debt issuance costs of $0.3 million.

5.	Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, and Convertible Notes. The carrying amount of accounts receivable, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments as of June 30, 2015 and 2014.

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

Financial instruments recorded on the consolidated balance sheets as of June 30, 2015 and 2014 are categorized based on the inputs to the valuation techniques as follows (in thousands):

•

Level 1 – Values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

•	Level 2 – Values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

•

Level 3 – Values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

Cash equivalents and marketable securities:

	($ in thousands)
	Level 1	Level 2	Level 3	Total
June 30, 2015
Money Market Funds	$10,138	$—	$—	$10,138
Marketable Securities:
U.S. Treasury Bonds	13,389	—	—	13,389
U.S. Government Sponsored Agencies	46,719	—	—	46,719
Corporate Debt Securities	26,058	—	—	26,058

Total	$96,304	$—	$—	$96,304

	($ in thousands)
	Level 1	Level 2	Level 3	Total
June 30, 2014
Money Market Funds	$367	$—	$—	$367
Marketable Securities:
U.S. Treasury Bonds	8,537	—	—	8,537
U.S. Government Sponsored Agencies	7,457	—	—	7,457
Corporate Debt Securities	18,877	—	—	18,877

Total	$35,238	$—	$—	$35,238

The money market funds noted above are included in cash and cash equivalents.

Convertible Senior Notes

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows (in thousands):

	As of June 30, 2015		As of June 30, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Convertible Senior Notes	$96,625	$103,800	$—	$—

The fair value of the Convertible Senior Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Senior Notes observed in market trading which are Level 2 inputs.

6.	Property and Equipment

Property and equipment consisted of the following at June 30 (in thousands):

	2015	2014
Machinery and equipment	$8,410	$7,917
Leasehold improvements	18,192	18,125
Furniture and fixtures	939	933
Computer equipment	2,591	2,233

	30,132	29,208
Accumulated depreciation and amortization	(27,890)	(27,313)

	$2,242	$1,895

Depreciation and amortization expense for the years ended June 30, 2015, 2014 and 2013 was $0.6 million, $0.6 million and $1.0 million, respectively.

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at June 30 (in thousands):

	2015	2014
Clinical trial accruals	$5,238	$1,981
Trade accounts payable	3,284	3,009
Accrued interest expense	1,821	—
Executive bonus	600	688
Legal expenses	101	690
Miscellaneous other current liabilities	764	519

	$11,808	$6,887

8.	Stockholders’ (Deficit) Equity

Preferred Stock

The Certificate of Incorporation of the Company authorizes 10,000,000 shares of preferred stock, $.01 par value per share. The preferred stock may be issued from time to time in one or more series, with such distinctive serial designations, rights and preferences as shall be determined by the Board of Directors. For each of the fiscal years ended June 30, 2015, 2014 and 2013 the Company has had no preferred stock outstanding.

Common Stock

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

As under the 2006 Plan, option awards under the Plan are generally granted with an exercise price equal to the market price of the Plan, the Company’s common stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, are vested immediately and have seven year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan). At June 30, 2015, there were 17,351,329 shares of common stock reserved for possible future issuance under the Plan, both currently outstanding (5,232,221 shares) and which were available to be issued for future grants (12,119,108 shares).

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

Each of the Company’s outside Directors who had been a Director prior to July 1st of each year is granted, at the annual shareholder meeting of each year, options to purchase shares of the Company’s common stock at fair market value on the grant date. The number of options to be issued is at the discretion of the Company’s Board of Directors. For fiscal years 2015, 2014 and 2013, stock options were granted to these outside directors to purchase an aggregate of 89,204 shares, 66,348 shares and 128,000 shares, respectively. The values of the granted options were $180 thousand, $180 thousand and $225 thousand for fiscal years ended 2015, 2014 and 2013, respectively. Stock options granted to outside directors are vested when granted. When an outside Director is elected to the Board of Directors, they are awarded options for 22,500 shares of the Company’s common stock. The Company recorded $180 thousand, $246 thousand and $230 thousand for stock-based compensation expense for these non-employee Board members stock options for the years ended June 30, 2015, 2014 and 2013, respectively.

Non-employee Board members who continue to serve shall receive on the date of the annual stockholders meeting an annual grant of non-qualified stock options and restricted stock units, equal in value to $45 thousand. For fiscal years 2015, 2014 and 2013, restricted stock units were granted to these outside directors in an aggregate of 42,656 units, 38,216 units and 74,750 units, respectively. The value of the units granted were $180 thousand, $180 thousand and $225 thousand for fiscal years 2015, 2014 and 2013, respectively. Restricted stock units granted to outside directors become vested within one year of grant date. The Company recorded $180 thousand, $204 thousand and $154 thousand for stock-based compensation expense for these non-employee Board members restricted stock units for the years ended June 30, 2015, 2014 and 2013, respectively.

Information concerning options for the years ended June 30, 2015, 2014 and 2013 is summarized as follows:

	Number of Shares			Weighted Average Exercise Price
	2015	2014	2013	2015	2014	2013
Options outstanding, beginning of year	5,308,617	5,726,874	5,799,100	$3.41	$3.30	$3.72
Options granted	955,361	1,216,729	759,900	$3.82	$4.79	$3.59
Options exercised	(1,217,575)	(535,730)	(88,594)	$2.46	$3.36	$3.00
Options expired or forfeited	(521,063)	(1,099,256)	(743,532)	$4.50	$4.35	$6.96

Options outstanding, end of year	4,525,340	5,308,617	5,726,874	$3.48	$3.41	$3.30

Options exercisable, end of year	3,115,798	4,121,942	4,572,716	$3.27	$3.18	$3.21

The weighted average fair value at the date of grant for options granted during the years ended June 30, 2015, 2014 and 2013 were $1.91, $1.91 and $2.12 per share, respectively.

The aggregate intrinsic value of the outstanding and exercisable stock options as of June 30, 2015 and 2014 is $3.3 million and $3.0 million, respectively. The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at June 30, 2015, for those options for which the quoted market price was in excess of the exercise price. The total intrinsic value of options exercised during the 2015, 2014 and 2013 fiscal years was $1.8 million, $0.8 million and $0.1 million, respectively. Included in research and development and general and administrative expense categories the Company has recorded $1.4 million, $1.5 million and $1.5 million for stock-based compensation expense related to these stock options during the 2015, 2014 and 2013 fiscal years, respectively.

The following table summarizes information concerning options outstanding under the Plan at June 30, 2015:

Range of exercise price	Number outstanding at June 30, 2015	Weighted average exercise price	Weighted average remaining term (yrs.)	Number exercisable at June 30, 2015	Weighted average exercise price
$1.59 - 3.00	1,179,063	$2.51	1.00	1,176,938	$2.52
3.01 - 5.00	3,005,121	3.65	4.43	1,776,953	3.59
5.01 - 7.00	341,156	5.30	5.14	161,907	5.28

	4,525,340	$3.48	3.59	3,115,798	3.27

At the Compensation Committee meeting held on August 16, 2013, the Company awarded an additional 136,452 restricted stock units to certain executive officers of the Company at the closing market price on that date ($5.13 per share). At the Compensation Committee meeting held on August 14, 2014, the Company awarded an additional 226,657 restricted stock units to certain executive officers of the Company at the closing market price on that date ($3.32 per share). As of June 30, 2015 there was $1.2 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these executive officers, excluding performance stock units. That cost is being recognized over a weighted-average period of 2.39 years. The Company recorded $0.8 million, $0.7 million and $0.6 million for stock-based compensation expense for these executive officers for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

On August 16, 2013, the Company also awarded certain executive officers Performance Units of up to 389,864 of restricted stock units which are subject to attainment of certain performance milestones as well as certain continued service requirements. All or a portion of the Performance Units shall vest based upon the level of achievement of the milestones set forth in each agreement, which is expected to be achieved within five years of the grant date. The Performance Units that vest based upon attainment of the Performance milestone will be exercised based on a percentage basis on the attainment of anniversary dates. As of June 30, 2015, 116,959 of these Performance Units have vested and 272,905 are available if all performances are achieved within five years of grant date. The Company recorded $0.4 million and $1.1 million for the stock-based compensation for the fiscal years ended June 30, 2015 and 2014, respectively. As of June 30, 2015, total unrecognized compensation cost related to these non-vested Performance Units granted aggregates $0.5 million which is being recognized over a weighted-average period of 2.5 years. The unrecognized compensation cost is subject to modification on a quarterly basis based on review of performance probability and requisite achievement periods.

A summary of the Company’s non-vested restricted stock units at June 30, 2015, and changes during the year ended June 30, 2015 is presented below:

Non-Vested Restricted Stock	Number of Awards	Weighted-Average per Share of Market Value on Grant Date
Non-vested at July 1, 2014	788,364	$4.64
Restricted Units Granted	277,313	3.51
Vested/Exercised	(358,796)	4.43

Non-vested at June 30, 2015	706,881	$4.30

The non-vested restricted stock units included above had a weighted-average remaining contractual life of approximately 5.4 years at June 30, 2015.

As of June 30, 2015, the Company has 2,116,423 non-vested options, restricted stock shares and performance units outstanding. As of June 30, 2015, 2014 and 2013 there was $4.5 million, $5.0 million and $3.6 million, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.63 years. The weighted average remaining contractual terms of the exercisable shares is 2.79 years and 2.73 years as of June 30, 2015 and 2014, respectively.

The following table summarizes the stock-based compensation expense by the consolidated statements of comprehensive loss line items for the fiscal years ended June 30, 2015, 2014 and 2013 (in thousands):

	Fiscal Year Ended June 30,
	2015	2014	2013
Research and development	$1,673	$1,931	$1,359
General and administrative	1,116	1,287	906

Total expense	$2,789	$3,218	$2,265

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Available- for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2012	$80,161	$—	$80,161
Change for the year	81,669	—	81,669

Balance, June 30, 2013	161,830	—	161,830

Other comprehensive income before reclassifications	100,094	7,430	107,524
Amounts reclassified from accumulated other comprehensive income(a)	—	(7,517)	(7,517)

Net current-period other comprehensive income (loss)	100,094	(87)	100,007

Balance, June 30, 2014	261,924	(87)	261,837

Other comprehensive income before reclassifications	(434,617)	22,703	(411,914)
Amounts reclassified from accumulated other comprehensive (loss) income(a)	—	(11,015)	(11,015)

Net current-period other comprehensive (loss) income	(434,617)	11,688	(422,929)

Balance, June 30, 2015	$(172,693)	$11,601	$(161,092)

(a)	For the fiscal years ended June 30, 2015 and 2014, $11,015 and $7,517 were reclassified from accumulated other comprehensive income to interest and other income, respectively.

All components of accumulated other comprehensive income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

9.	Income Taxes

The expense for income taxes is as follows (in thousands):

	Year Ended June 30,
	2015	2014	2013
Federal
Current	$—	$—	$(38)
Deferred	—	—	—

Total Federal	—	—	(38)

State
Current	2	1	2
Deferred	—	—	—

Total State	2	1	2

Foreign
Current	56	7	80
Deferred	—	—	—

Total Foreign	56	7	80

Total Expense	$58	$8	$44

A reconciliation of the statutory tax rates and the effective tax rates for each of the years ended June 30 is as follows:

	2015	2014	2013
Statutory rate	(34.0%)	(34.0%)	(34.0%)
Foreign income tax	0.1%	0.1%	0.1%
Change in valuation allowance	34.7%	27.5%	12.1%
NOL expiration	0%	0.0%	24.3%
R&D tax credit expiration	0%	0.0%	(3.4%)
Other	(0.7%)	6.4%	1.3%

Effective rate	0.1%	0.0%	0.4%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets as of June 30, 2015 and 2014 are presented below (in thousands):

	2015	2014
Deferred tax assets:
NOL carry forwards	$84,697	$66,699
Research and development credits	13,604	12,264
Property and equipment	3,883	4,055
Other	4,528	5,479

Total	106,712	88,497
Valuation allowance	(106,712)	(88,497)

Net deferred taxes	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for fiscal years 2015 and 2014 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company continues to incur losses. The differences between book income and tax income primarily relate to the temporary differences from depreciation and stock compensation expenses.

At June 30, 2015, the Company has available net operating loss carry forwards for federal income tax reporting purposes of approximately $231.0 million and for state income tax reporting purposes of approximately $103.4 million, which expire at various dates between fiscal 2016 and 2035. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited if the Company experiences a change in ownership as defined in Section 382 of the Internal Revenue Code. The Company’s net operating loss carry forwards available to offset future federal taxable income arising before such ownership changes may be limited. Similarly, the Company may be restricted in using its research credit carry forwards arising before such ownership changes to offset future federal income tax expense.

At June 30, 2015, the Company did not have any material unrecognized tax benefits and the Company does not anticipate that its unrecognized tax benefits will significantly change in the next twelve months. The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Loss in any future periods in which the Company must record a liability. The Company is subject to examination for U.S. Federal and Foreign tax purposes for 2011 and forward and for New Jersey 2012 and forward. The Company conducts business and files tax returns in New Jersey. The majority-owned subsidiary of the Company (IBC Pharmaceuticals, Inc.) is currently under examination by the Internal Revenue Service for the fiscal year ended December 31, 2013.

10.	Related Party Transactions

Certain of the Company’s affiliates, including members of its senior management and Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Company’s Chairman, Chief Scientific Officer and Chief Patent Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, who is the wife of Dr. David M. Goldenberg, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology (“CMMI”), which is currently in the process of dissolving, and IBC Pharmaceuticals, Inc.

Dr. David M. Goldenberg

Dr. David M. Goldenberg was the original founder of Immunomedics in 1982 and continues to play a critical role in its business. He currently serves as Chairman of the Board of Directors, Chief Scientific Officer, and Chief Patent Officer, and is married to the Company’s President and Chief Executive Officer, Cynthia L. Sullivan. Dr. Goldenberg is a party to a number of agreements with the Company involving not only his services, but intellectual property owned by him.

License Agreement

Pursuant to a License Agreement between Immunomedics and Dr. Goldenberg, certain patent applications owned by Dr. Goldenberg were licensed to Immunomedics at the time of Immunomedics’ formation in exchange for a royalty in the amount of 0.5% of the first $20.0 million of annual net sales of all products covered by any of such patents and 0.25% of annual net sales of such products in excess of $20.0 million. In November 1993, the ownership rights of Immunomedics were extended as part of, and superseded by, Dr. Goldenberg’s employment agreement, with Immunomedics agreeing to diligently pursue all ideas, discoveries, developments and products, into the entire medical field, which, at any time during his past or continuing employment by Immunomedics (but not when performing services for CMMI – see below), Dr. Goldenberg has made or conceived or hereafter makes or conceives, or the making or conception of which he has materially contributed to or hereafter contributes to, all as defined in the Employment Agreement. As stated earlier, CMMI is currently in the process of dissolving.

Employment Agreements

On July 1, 2011, the Company entered into the Third Amended and Restated Employment Agreement with Dr. Goldenberg for his service to the Company as the Chief Scientific Officer (the “Goldenberg Agreement”). The Goldenberg Agreement covered aspects of his compensation as well his duties and responsibilities at Immunomedics. Under the Goldenberg Agreement, Dr. Goldenberg’s annual base salary was at a minimum of $0.5 million, which was reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee. Dr. Goldenberg is also eligible to participate in any Company incentive compensation plan in place for its senior level executives and was eligible to receive an annual discretionary bonus based upon certain performance standards to be determined by the Compensation Committee. Dr. Goldenberg’s annual bonus target was 50% of his annual base salary, subject to achievement of performance goals, with a potential payout from 0% to 150% of the target amount. The Goldenberg Agreement was terminated effective July 1, 2015. On July 14, 2015, the Company entered into the Amended and Restated Employment Agreement with Dr. Goldenberg (the “Amended and Restated Goldenberg Agreement”), which became effective July 1, 2015.

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

Dr. Goldenberg is also eligible to receive minimum payments of $150 thousand during each of the fiscal years, payable in equal quarterly payments, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. In the event the Company completes a disposition of the Company’s undeveloped assets for which Dr. Goldenberg was an Inventor, the Company will pay Dr. Goldenberg a sum equal to at least twenty percent or more of the consideration the Company receives from each disposition. The Company’s obligation to compensate Dr. Goldenberg upon dispositions of undeveloped assets applies to all dispositions completed within the contract term or within three years thereafter. For the 2015, 2014 and 2013 fiscal years, Dr. Goldenberg received the minimum payment under the employment agreement. Dr. Goldenberg also is compensated by IBC Pharmaceuticals as discussed in greater detail below.

Cynthia L. Sullivan

Effective July 1, 2014, the Company entered into the Fifth Amended and Restated Employment Agreement with Cynthia L. Sullivan pertaining to Ms. Sullivan’s service to the Company as the Company’s President and Chief Executive Officer (the “Amended Sullivan Agreement”), which terminates on June 30, 2017. Ms. Sullivan’s current annual base salary under the Amended Sullivan Agreement is $0.6 million, which is reviewed annually for appropriate increases by the Board or the Compensation Committee. Ms. Sullivan’s annual bonus target was 50% of her base salary, subject to achievement of performance goals, with a potential payout from 0% to 150% of the target amount. Ms. Sullivan is also eligible to receive equity compensation awards under the Company’s 2014 Long-Term Incentive Plan, or any such successor equity compensation plan as may be in place from time to time.

Relationships with The Center for Molecular Medicine and Immunology (CMMI)

The Company’s product development has involved, to varying degrees, CMMI, for the performance of certain basic research and patient evaluations, the results of which are made available to the Company pursuant to a collaborative research and license agreement. Dr. Goldenberg was the founder, President and a member of the Board of Trustees of CMMI.

The Company has reimbursed CMMI for expenses incurred on behalf of the Company, including amounts incurred pursuant to research contracts, in the amount of approximately $32 thousand during the fiscal year ended June 30, 2013. There were no such payments for the fiscal years ended June 30, 2015 and 2014. In fiscal years ended June 30, 2015, 2014 and 2013, the Company incurred $33 thousand, $26 thousand and $60 thousand, respectively, of legal expenses for patent related matters for patents licensed to Immunomedics from CMMI. However, any inventions made independently of the Company at CMMI are the property of CMMI. CMMI is currently in the process of dissolving.

IBC Pharmaceuticals

IBC Pharmaceuticals, Inc. (“IBC”) is a majority-owned subsidiary of Immunomedics, Inc.

As of June 30, 2015, the shares of IBC Pharmaceuticals, Inc. were held as follows:

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

In each of the fiscal years 2015, 2014 and 2013, Dr. Goldenberg received $84 thousand, $79 thousand and $78 thousand, respectively, in compensation for his services to IBC. At June 30, 2015, Dr. Goldenberg was a director of IBC, while Cynthia L. Sullivan, Peter P. Pfreundschuh, Vice President of Finance and CFO of Immunomedics, Inc., and Chau Cheng, Senior Director, Investor Relations and Corporate Secretary of Immunomedics, Inc., have served as the President, Treasurer and Secretary, respectively, of IBC.

11.	License and Collaboration Agreements

The Bayer Group (formerly Algeta ASA)

In January 2013 the Company entered into a collaboration agreement, referred to herein as the Collaboration Agreement, with Algeta ASA (subsequently acquired by The Bayer Group “Bayer”), for the development of epratuzumab to be conjugated with Algeta’s proprietary thorium-227 alpha-pharmaceutical payload. Under the terms of the Collaboration Agreement, the Company has manufactured and supplied clinical-grade antibody to Bayer, which has rights to evaluate the potential of a conjugated thorium-227 epratuzumab for the treatment of patients with cancer. Bayer will fund all non-clinical and clinical development costs up to the end of Phase 1 clinical testing. Upon successful completion of Phase 1 testing, the parties shall negotiate terms for a license agreement at Bayer’s request. The Company and Bayer have agreed to certain parameters in the Collaboration Agreement. Under the terms of the Collaboration Agreement, as amended, Immunomedics received an upfront cash payment and other payments which have been recognized upon the Company fulfilling its obligations under the Collaboration Agreement. For the year ended June 30, 2015, the Company recognized $1.0 million in license and other revenue for the completion of the clinical development milestone as described in the Collaboration Agreement, which required the shipment of sufficient quantities of clinical grade material to Bayer to complete their Phase 1 clinical trial. In addition, in January 2015, the Company recorded revenue of $0.3 million representing an anniversary payment under the agreement. Two similar payments are due over the next two years. For the year ended June 30, 2014, the Company recognized $4.6 million of revenue under this arrangement, which was included in license fee and other revenues, while the related costs of $1.2 million is included in cost of license fee and other revenue.

UCB, S.A.

On May 9, 2006, the Company entered into an agreement with UCB, S.A., referred to herein as UCB, providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab for the treatment of all non-cancer indications, referred to herein as the UCB Agreement. Under the terms of the UCB Agreement, the Company received from UCB a non-refundable cash payment totaling $38.0 million. On December 27, 2011, the Company entered into the Amendment Agreement with UCB, referred to herein as the Amendment Agreement. The Amendment Agreement provided UCB the right to sublicense epratuzumab, subject to obtaining the Company’s prior consent, to a third party for the United States and certain other territories. As of June 30, 2015, UCB has not executed a sublicense agreement with a third-party.

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

Collectively, pursuant to the UCB Agreement and the Amendment Agreement, the Company is entitled to receive (i) up to $130.0 million in cash payments and $20.0 million in equity investments in regulatory milestone payments and (ii) up to $260.0 million related to the achievement of specified product sales milestones. The Company is also entitled to product royalties ranging from mid-teen to mid-twenty percentage of aggregate annual net sales under the UCB Agreement during the product royalty term. No development milestone, commercialization milestone or royalty payments were achieved through June 30, 2015. There can be no assurance that the development or commercialization milestones or royalty payment thresholds under the UCB Agreement and Amendment Agreement will be met and therefore there can be no assurance that the Company will receive such future payments.

On July 28, 2015, UCB announced that the two Phase 3 EMBODY™ clinical trials for epratuzumab in SLE did not meet the primary clinical efficacy endpoints in either dose in both studies. UCB is in the process of analyzing the full set of data from both studies. The Agreement with UCB is still in effect. At this time it is unclear if any milestones will be achieved.

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

Employment Contracts

Effective July 1, 2014, the Company entered into the Fifth Amended and Restated Employment Agreement with Cynthia L. Sullivan pertaining to Ms. Sullivan’s service to the Company as the Company’s President and Chief Executive Officer (see Note 10). Ms. Sullivan’s annual base salary under this new agreement is $0.6 million, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee.

Effective July 1, 2015 the Company entered into the Amended and Restated Goldenberg Agreement with Dr. David M. Goldenberg pertaining to Dr. Goldenberg’s service to the Company as its Chief Scientific Officer and Chief Patent Officer. This agreement provides for a guaranteed salary of $0.6 million and $0.15 million for guaranteed royalties for Dr. Goldenberg for the fiscal years 2016 through 2020 (see Note 15).

Operating Lease

Immunomedics is obligated under an operating lease for facilities used for research and development, manufacturing and office space, expiring in October 2031 at a base annual rate of $0.8 million, which is fixed through October 2016 and increases thereafter every five years. Rental expense related to this lease was approximately $0.8 million for fiscal years 2015, 2014 and 2013.

The minimum lease commitments for the non-cancelable term of the facility lease described above are as follows for fiscal years (in thousands):

2016	$838
2017	$929
2018	$974
2019	$974
2020	$974
Thereafter	$11,736

Legal Matters

Shareholder complaints:

During the fiscal year ended June 30, 2014, two separate shareholder derivative complaints were filed against the Company. First, on March 24, 2014, a complaint styled Kops v. Goldenberg, et al., was filed in the Superior Court of New Jersey, Chancery Division, General Equity Part, Morris County. Second, on April 18, 2014, a complaint styled Breitman v. Sullivan, et al., was filed in the United States District Court for the District of New Jersey. The complaints alleged, among other things, that the Company and certain directors and officers breached their fiduciary duties for disseminating false and misleading information relating to the termination of the Nycomed Agreement. In particular, the complaints alleged that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaints alleged that the breaches in fiduciary duties by the directors and officers caused damages to the Company and stockholders, including a decline in value of the Company’s common stock, increased investigatory and litigation costs, and exposure to civil liability as a result of a pending securities fraud class action suit. Plaintiffs brought the derivative actions to recover damages against the directors and officers for the benefit of the Company, and to require the Company to reform and improve its corporate governance and internal procedures. On February 13, 2015, the Kops matter was dismissed without prejudice pursuant to a stipulation entered into by the parties. The Breitman matter is presently stayed pending the outcome of a motion to dismiss in a related putative class action lawsuit, described below. The defendants believe that the allegations in the derivative complaints are without merit and intend to defend the lawsuits vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

A putative class action lawsuit, styled Nasyrova v. Immunomedics, Inc., was filed on February 27, 2014, in the United States District Court for the District of New Jersey. The lawsuit alleged that the Company and certain of its current and former officers and directors failed to disclose and/or made material misstatements in the Company’s public filings relating to the termination of the Nycomed Agreement. In particular, the complaint alleged that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On July 15, 2015, the Court granted the motion to dismiss the second amended complaint with prejudice, concluding the Court’s opinion concluded that the Company had no duty to make the disclosure of information concerning the agreement at an earlier time and that there was no misstatement or omission sufficient to support the claim. The Court ordered this action closed.

Other matters:

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

Patent litigation:

On June 26, 2015, Immunomedics filed a complaint in the United State District Court for the District of New Jersey, against The Board of Directors of Roger Williams Medical Center (“RWMC”), Richard P. Junghans, M.D., Ph.D., Steven C. Katz, M.D., and the Office of the Board of Advisors of Tufts University School of Medicine. The complaint alleges that RWMC and Dr. Junghans breached a Material Transfer Agreement (“MTA”) through which it provided to them a monoclonal antibody known as MN-14 and related materials. Those parties are alleged to have breached the MTA and to have been negligent by, among other things, using the materials beyond the agreed Research Project, sharing confidential information, failing to notify Immunomedics of intended publications prior to publishing, and refusing to return the materials upon request. Immunomedics also asserts against all defendants claims of intentional interference with perspective economic gain and contracts, misappropriation, conversion, bailment, and several copyright violations.

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the years ended (in thousands):

	June 30, 2015
	United States	Europe	Total
Total assets	$104,168	$1,612	$105,780
Property and equipment, net	2,234	8	2,242
Revenues	3,054	2,599	5,653
(Loss) income before income tax expense	(48,192)	126	(48,066)

	June 30, 2014
	United States	Europe	Total
Total assets	$44,926	$2,560	$47,486
Property and equipment, net	1,895	—	1,895
Revenues	5,947	3,095	9,042
Loss before income tax expense	(35,452)	(71)	(35,523)

	June 30, 2013
	United States	Europe	Total
Total assets	$45,552	$2,375	$47,927
Property and equipment, net	2,087	—	2,087
Revenues	2,011	2,951	4,962
(Loss) income before income tax expense	(11,630)	188	(11,442)

14.	Defined Contribution Plans

U.S. employees are eligible to participate in the Company’s 401(k) plan, while employees in international locations are eligible to participate in other defined contribution plans. Aggregate Company contributions to its benefit plans totaled approximately $99 thousand, $96 thousand and $98 thousand for the years ended June 30, 2015, 2014 and 2013, respectively.

15.	Subsequent Events

Effective July 1, 2015, the Company entered into the Amended and Restated Employment Agreement with Dr. Goldenberg pertaining to Dr. Goldenberg’s service to the Company as the Company’s Chairman of the Board, Chief Scientific Officer and Chief Patent Officer.

The Amended and Restated Goldenberg Agreement will continue, unless earlier terminated by the parties, until July 1, 2020. Dr. Goldenberg’s current annual base salary under the Amended and Restated Goldenberg Agreement is $0.6 million, which shall be reviewed annually for appropriate increases by the Board or the Compensation Committee. Dr. Goldenberg is also eligible to participate in the Company’s incentive compensation plan in place for its senior level executives. Dr. Goldenberg’s annual bonus target is 50% of his base salary, subject to achievement of performance goals established by the Compensation Committee, with a potential payout from 0 to 150% of the target amount. Dr. Goldenberg will also be eligible to receive equity compensation awards under the Company’s 2014 Long-Term Incentive Plan, or any such successor equity compensation plan as may be in place from time to time, at the discretion of the Compensation Committee. In lieu of any annual performance equity or equity-based grants throughout the term of the Amended and Restated

Goldenberg Agreement, Dr. Goldenberg received a grant of 1,500,000 Performance Units (as such term is defined in the 2014 Long Term Incentive Plan), which shall vest, if at all, after the three (3) year period commencing on the grant date of July 14, 2015, provided the applicable performance milestones are met and conditioned upon Dr. Goldenberg’s continued employment through the vesting period, subject to the terms and conditions of the Restricted Stock Units Notice and the Restricted Stock Units Agreement and such other terms and conditions as set forth in the grant agreement (the “Performance Unit Grant”).

On July 28, 2015, UCB announced that the two Phase 3 EMBODY™ clinical trials for epratuzumab in SLE did not meet the primary clinical efficacy endpoints in either dose in both studies. Treatment response in patients who received epratuzumab in addition to standard therapy was not statistically significant when compared to those who received placebo in addition to standard therapy. UCB is in the process of analyzing the full set of data from both studies. A high level review of the safety data did not identify any new safety concerns.

16.	Quarterly Results of Operations (Unaudited)

The following table present summarized unaudited quarterly financial data:

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(In thousands, except for per share amounts)
Consolidated Statements of Comprehensive Loss Data:
Revenues	$2,395	$1,183	$1,003	$1,072
Net loss attributable to Immunomedics, Inc.	(12,401)	(11,756)	(11,435)	(12,410)
Loss per common share attributable to Immunomedics Inc. – basic and diluted	$(0.13)	$(0.13)	$(0.12)	$(0.13)
Weighted average shares used to calculate loss per common share – basic and diluted	93,657	93,352	93,157	93,098

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(In thousands, except for per share amounts)
Consolidated Statements of Comprehensive Loss Data:
Revenues	$1,188	$1,154	$1,202	$5,498
Net loss attributable to Immunomedics, Inc.	(11,846)	(9,506)	(8,873)	(5,201)
Loss per common share attributable to Immunomedics Inc. – basic and diluted	$(0.13)	$(0.11)	$(0.12)	$(0.06)
Weighted average shares used to calculate loss per common share – basic and diluted	89,084	83,340	83,175	82,947

Immunomedics, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Reserves

For the Fiscal Years Ended June 30, 2015, 2014 and 2013

Allowance for Doubtful Accounts

Year ended:	Balance at Beginning of Year	Changes to Reserve	Credits to Expense	Other Charges	Balance at End of Year
June 30, 2013	$(54,809)	$5,544	$—	$—	$(49,265)
June 30, 2014	$(49,265)	$(39,344)	$—	$—	$(88,609)
June 30, 2015	$(88,609)	$34,432	$—	$—	$(54,177)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures:

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment and those criteria, our management has concluded we maintained effective internal control over financial reporting as of June 30, 2015.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Immunomedics, Inc.:

We have audited Immunomedics, Inc.’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Immunomedics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Immunomedics, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of comprehensive loss, changes in stockholders’ (deficit) equity and cash flows for the years then ended, and our report dated August 19, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

August 19, 2015

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information required by this item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Nominees for Directors,” “Executive Officers,” “Director Experience, Qualifications, Attributes and Skills,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Business Ethics and Compliance,” and “Committees of the Board,” contained in our definitive proxy statement for our 2015 annual meeting of stockholders scheduled to be held on December 2, 2015, which we intend to file within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan Based Awards in Fiscal Year 2015,” “Outstanding Equity Awards at Fiscal Year-End 2015 Table,” “Fiscal Year 2015 Option Exercises and Stock Vested Table,” “Employment Contracts, Termination of Employment and Change in Control Agreements” contained in our definitive proxy statement for our 2015 annual meeting of stockholders scheduled to be held on December 2, 2015, which we intend to file within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Equity Compensation Plans,” “Ownership of Our Common Stock,” “Compensation for Executive Officers” and “Director Compensation,” contained in our definitive proxy statement for our 2015 annual meeting of stockholders scheduled to be held on December 2, 2015, which we intend to file within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Transactions,” “Our Corporate Governance,” “Compensation for Executive Officers,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” contained in our definitive proxy statement for our 2015 annual meeting of stockholders scheduled to be held on December 2, 2015, which we intend to file within 120 days of the end of the fiscal year covered by this Annual Report on From 10-K.

Item 14.	Principal Accounting Fees and Services.

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Independent Registered Public Accounting Firm” contained in our definitive proxy statement for our 2015 annual meeting of stockholders scheduled to be held on December 2, 2015, which we intend to file within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report:

1.	Consolidated Financial Statements:

Consolidated Balance Sheets – June 30, 2015 and 2014

Consolidated Statements of Comprehensive Loss for the years ended June 30, 2015, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the years ended June 30, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended June 30, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm – KPMG LLP

Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

2.	Financial Statement Schedule:
Schedule II – Valuation and Qualifying Reserves

3.	List of Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 4, 2014.

3.2	Second Amended and Restated By-Laws of the Company, incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K as filed with the Commission on August 27, 2007.

4.1	Indenture, dated as of February 11, 2015, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 12, 2015.

4.2	Form of 4.75% Convertible Senior Note due 2020 incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 12, 2015.

10.1	Amended and Restated License Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc., dated December 11, 1990, incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 effective July 24, 1991 (Commission File No. 33-41053).

10.2	Amendment, dated March 13, 1995, to the Amended and Restated License Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc., dated December 11, 1990, incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

10.3	License Agreement, dated as of January 21, 1997, between the Company and the Center for Molecular Medicine and Immunology, Inc., incorporated by reference from Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.

10.4	License Agreement, dated March 5, 1999, between the Company and IBC Pharmaceuticals, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on March 24, 1999.

10.5†	Development, Collaboration and License Agreement between the Company and UCB, S.A. dated May 9, 2006, incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Exhibit No.	Description

10.6†	Amendment Agreement by and between the Company and UCB Pharma, S.A., dated December 27, 2011, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 2011.

10.7	Form of Warrant issued by the Company to UCB Pharma, S.A., dated December 27, 2011, incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011.

10.8†	Development and License Agreement, dated December 17, 2000, between the Company and Amgen, Inc., as amended on April 1, 2001, incorporated by reference from Exhibit 10 to the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2001.

10.9	Contract for Services effective as of January 1, 2002 between the Company and Logosys Logistik GmbH, incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

10.10†	License and Collaboration Agreement between the Company and Nycomed GmbH, dated July 11, 2008, incorporated by reference from Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

10.11	Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992, incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 effective January 30, 1992.

10.12	First Addendum, dated May 5, 1993, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992, incorporated by reference from Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.13	Second Addendum, dated March 29, 1995, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992, incorporated by reference from Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.14	Letter Amendment, dated October 5, 1998, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992, incorporated by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.15	Fourth Amendment Expansion/Extension Agreement dated August 15, 2001, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992, incorporated by reference from Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.16	Fifth Amendment Expansion Agreement dated June 18, 2009 of the Lease with WU/LH 300 American L.L.C. a successor-in-interest to Baker Properties Limited Partnership, incorporated by reference from Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

10.17	Sixth Amendment Extension Agreement dated February 11, 2011 of the Lease with WU/LH 300 American L.L.C. a successor-in-interest to Baker Properties Limited Partnership, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

10.18#	Immunomedics, Inc. 2002 Stock Option Plan, as amended, incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.19#	Immunomedics, Inc. 2006 Stock Incentive Plan, incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Commission File Number 333-143420), as filed with the Commission on May 31, 2007.

10.20#	Amendment 2007-1 to the Immunomedics, Inc. 2006 Stock Incentive Plan, incorporated by reference from Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Commission File Number 333-143420), as filed with the Commission on May 31, 2007.

10.21#	Form of Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Exhibit No.	Description

10.22#	Form of Change of Control Addendum to the Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.23#	Form of Notice of Grant of Stock Option under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.24#	Form of RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.25#	Form of Change of Control Addendum to RSU Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.26#	Form of Initial Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.27#	Form of Annual Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.28#	Form of Restricted Stock Unit Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Commission on August 22, 2013.

10.29#	Form of Performance-Based Restricted Stock Unit Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K, as filed with the Commission on August 22, 2013.

10.30#	Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Commission File Number 333-201470), as filed with the Commission on January 13, 2015.

10.31#	Forms of Incentive Stock Option Notice and Incentive Stock Option Agreement under the Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Commission File Number 333-201470), as filed with the Commission on January 13, 2015.

10.32#	Forms of Nonqualified Stock Option Notice and Nonqualified Stock Option Agreement under the Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.3 to the Company’s Registration Statement on Form S-8 as filed with the Commission on January 13, 2015.

10.33#	Forms of Restricted Stock Units Notice and Restricted Stock Units Agreement (for Officers/Employees) under the Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on January 13, 2015.

10.34#	Forms of Restricted Stock Units Notice and Restricted Stock Units Agreement (for Directors) under the Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.5 to the Company’s Registration Statement on Form S-8 as filed with the Commission on January 13, 2015.

10.35#	Amended and Restated Employment Agreement, entered into on July 14, 2015 and effective as of July 1, 2015, between the Company and Dr. David M. Goldenberg, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 16, 2015.

10.36#	Restricted Stock Units Notice, entered into on July 14, 2015, between the Company and Dr. David M. Goldenberg., incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 16, 2015.

Exhibit No.	Description

10.37#	Fifth Amended and Restated Employment Agreement, dated July 1, 2011, between the Company and Cynthia L. Sullivan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 25, 2014.

10.38#	Employment Letter, dated August 15, 2013, by and between the Company and Peter Pfreundschuh, incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013.

10.39#	Change in Control and Severance Agreement, dated March 4, 2012, between the Company and Peter P. Pfreundschuh, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 7, 2014.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

23.2*	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The following financial information from the Annual report on Form 10-K for the fiscal year ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Loss; (iii) the Consolidated Statements of Changes in Stockholders’ (Deficit) Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(a)(3) of Form 10-K.
†	Confidential treatment has been granted for certain portions of this exhibit.

(Exhibits available upon request)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

Date: August 19, 2015	By:	/s/	CYNTHIA L. SULLIVAN
Cynthia L. Sullivan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID M. GOLDENBERG David M. Goldenberg	Chairman of the Board, Chief Scientific Officer and Chief Patent Officer	August 19, 2015

/s/ CYNTHIA L. SULLIVAN Cynthia L. Sullivan	President, Chief Executive Officer and Director (Principal Executive Officer)	August 19, 2015

/s/ MARY PAETZOLD Mary Paetzold	Director	August 19, 2015

/s/ BRIAN A. MARKISON Brian A. Markison	Director	August 19, 2015

/s/ DON C. STARK Don C. Stark	Director	August 19, 2015

s/ RICHARD L. SHERMAN Richard L. Sherman	Director	August 19, 2015

/s/ PETER P. PFREUNDSCHUH Peter P. Pfreundschuh	Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	August 19, 2015

EXHIBIT LIST

(excludes documents incorporated by reference)

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 4, 2014.

3.2	Second Amended and Restated By-Laws of the Company, incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K as filed with the Commission on August 27, 2007.

4.1	Indenture, dated as of February 11, 2015, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 12, 2015.

4.2	Form of 4.75% Convertible Senior Note due 2020 incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 12, 2015.

10.1	Amended and Restated License Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc., dated December 11, 1990, incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 effective July 24, 1991 (Commission File No. 33-41053).

10.2	Amendment, dated March 13, 1995, to the Amended and Restated License Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc., dated December 11, 1990, incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

10.3	License Agreement, dated as of January 21, 1997, between the Company and the Center for Molecular Medicine and Immunology, Inc., incorporated by reference from Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.

10.4	License Agreement, dated March 5, 1999, between the Company and IBC Pharmaceuticals, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on March 24, 1999.

10.5†	Development, Collaboration and License Agreement between the Company and UCB, S.A. dated May 9, 2006, incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

10.6†	Amendment Agreement by and between the Company and UCB Pharma, S.A., dated December 27, 2011, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 2011.

10.7	Form of Warrant issued by the Company to UCB Pharma, S.A., dated December 27, 2011, incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011.

10.8†	Development and License Agreement, dated December 17, 2000, between the Company and Amgen, Inc., as amended on April 1, 2001, incorporated by reference from Exhibit 10 to the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2001.

10.9	Contract for Services effective as of January 1, 2002 between the Company and Logosys Logistik GmbH, incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

10.10†	License and Collaboration Agreement between the Company and Nycomed GmbH, dated July 11, 2008, incorporated by reference from Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

10.11	Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992, incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 effective January 30, 1992.

10.12	First Addendum, dated May 5, 1993, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992, incorporated by reference from Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Exhibit No.	Description

10.13	Second Addendum, dated March 29, 1995, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992, incorporated by reference from Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.14	Letter Amendment, dated October 5, 1998, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992, incorporated by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.15	Fourth Amendment Expansion/Extension Agreement dated August 15, 2001, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992, incorporated by reference from Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.16	Fifth Amendment Expansion Agreement dated June 18, 2009 of the Lease with WU/LH 300 American L.L.C. a successor-in-interest to Baker Properties Limited Partnership, incorporated by reference from Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

10.17	Sixth Amendment Extension Agreement dated February 11, 2011 of the Lease with WU/LH 300 American L.L.C. a successor-in-interest to Baker Properties Limited Partnership, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

10.18#	Immunomedics, Inc. 2002 Stock Option Plan, as amended, incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.19#	Immunomedics, Inc. 2006 Stock Incentive Plan, incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Commission File Number 333-143420), as filed with the Commission on May 31, 2007.

10.20#	Amendment 2007-1 to the Immunomedics, Inc. 2006 Stock Incentive Plan, incorporated by reference from Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Commission File Number 333-143420), as filed with the Commission on May 31, 2007.

10.21#	Form of Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.22#	Form of Change of Control Addendum to the Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.23#	Form of Notice of Grant of Stock Option under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.24#	Form of RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.25#	Form of Change of Control Addendum to RSU Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.26#	Form of Initial Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.27#	Form of Annual Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.28#	Form of Restricted Stock Unit Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Commission on August 22, 2013.

Exhibit No.	Description

10.29#	Form of Performance-Based Restricted Stock Unit Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K, as filed with the Commission on August 22, 2013.

10.30#	Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Commission File Number 333-201470), as filed with the Commission on January 13, 2015.

10.31#	Forms of Incentive Stock Option Notice and Incentive Stock Option Agreement under the Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Commission File Number 333-201470), as filed with the Commission on January 13, 2015.

10.32#	Forms of Nonqualified Stock Option Notice and Nonqualified Stock Option Agreement under the Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.3 to the Company’s Registration Statement on Form S-8 as filed with the Commission on January 13, 2015.

10.33#	Forms of Restricted Stock Units Notice and Restricted Stock Units Agreement (for Officers/Employees) under the Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on January 13, 2015.

10.34#	Forms of Restricted Stock Units Notice and Restricted Stock Units Agreement (for Directors) under the Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.5 to the Company’s Registration Statement on Form S-8 as filed with the Commission on January 13, 2015.

10.35#	Amended and Restated Employment Agreement, entered into on July 14, 2015 and effective as of July 1, 2015, between the Company and Dr. David M. Goldenberg, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 16, 2015.

10.36#	Restricted Stock Units Notice, entered into on July 14, 2015, between the Company and Dr. David M. Goldenberg., incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 16, 2015.

10.37#	Fifth Amended and Restated Employment Agreement, dated July 1, 2011, between the Company and Cynthia L. Sullivan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 25, 2014.

10.38#	Employment Letter, dated August 15, 2013, by and between the Company and Peter Pfreundschuh, incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013.

10.39#	Change in Control and Severance Agreement, dated March 4, 2012, between the Company and Peter P. Pfreundschuh, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 7, 2014.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

23.2*	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.INS	The following financial information from the Annual report on Form 10-K for the fiscal year ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Loss; (iii) the Consolidated Statements of Changes in Stockholders’ (Deficit) Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(a)(3) of Form 10-K.
†	Confidential treatment has been granted for certain portions of this exhibit.

(Exhibits available upon request)