Form 10-Q
period 2015-09-30
IMMUNOMEDICS INC
filed 2015-11-04
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares of the registrant’s common stock outstanding as of November 3, 2015 was 94,639,981.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	June 30, 2015
ASSETS

Current Assets:
Cash and cash equivalents	$11,785,074	$13,452,775
Marketable securities	73,703,229	86,165,532
Accounts receivable, net of allowance for doubtful accounts of $71,624 at September 30, 2015 and $54,177 at June 30, 2015	489,107	345,627
Inventory	539,184	584,424
Other receivables	85,643	857,068
Prepaid expenses	1,725,132	1,136,103
Other current assets	649,267	945,673

Total current assets	88,976,636	103,487,202
Property and equipment, net of accumulated depreciation of $28,059,136 and $27,891,272 at September 30, 2015 and June 30, 2015, respectively	2,763,914	2,241,838
Other long-term assets	50,566	50,566

Total Assets	$91,791,116	$105,779,606

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$11,985,641	$11,808,223
Deferred revenues	307,913	271,667

Total current liabilities	12,293,554	12,079,890
Convertible senior notes – net of unamortized debt issuance costs of $3,192,968 at September 30, 2015 and $3,375,423 at June 30, 2015	96,807,032	96,624,577
Other liabilities	1,624,639	1,599,760
Commitments and Contingencies	—	—
Stockholders’ Deficit:
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2015 and at June 30, 2015	—	—
Common stock, $0.01 par value; authorized 155,000,000 shares; issued 94,674,706 shares and outstanding 94,639,981 shares at September 30, 2015; and issued 94,546,578 shares and outstanding 94,511,853 shares at June 30, 2015	946,746	945,465
Capital contributed in excess of par	306,183,459	305,229,354
Treasury stock, at cost, 34,725 shares at September 30, 2015 and at June 30, 2015	(458,370)	(458,370)
Accumulated deficit	(324,861,826)	(309,468,004)
Accumulated other comprehensive loss	(109,927)	(161,092)

Total Immunomedics, Inc. stockholders’ deficit	(18,299,918)	(3,912,647)
Noncontrolling interest in subsidiary	(634,191)	(611,974)

Total stockholders’ deficit	(18,934,109)	(4,524,621)

Total Liabilities and Stockholders’ Deficit	$91,791,116	$105,779,606

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30,
	2015	2014
Revenues:
Product sales	$581,248	$727,633
License fee and other revenues	10,825	—
Research and development	138,805	344,365

Total revenues	730,878	1,071,998

Costs and Expenses:
Costs of goods sold	58,264	76,286
Research and development	12,913,130	9,392,017
Sales and marketing	143,521	228,637
General and administrative	1,724,294	3,819,192

Total costs and expenses	14,839,209	13,516,132

Operating loss	(14,108,331)	(12,444,134)
Interest expense	(1,369,955)	—
Interest and other income, net	91,958	25,072
Foreign currency transaction loss	(10,461)	(11,737)

Loss before income tax expense	(15,396,789)	(12,430,799)
Income tax expense	(19,250)	(11,963)

Net loss	(15,416,039)	(12,442,762)
Less: Net loss attributable to noncontrolling interest	(22,217)	(32,342)

Net loss attributable to Immunomedics, Inc. stockholders	$(15,393,822)	$(12,410,420)

Loss per common share attributable to Immunomedics, Inc. stockholders, (basic and diluted)	$(0.16)	$(0.13)

Weighted average shares used to calculate loss per common share, (basic and diluted)	94,595,826	93,098,202

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	17,468	(178,130)
Unrealized gain (loss) on available-for-sale securities	33,697	(4,452)

Other comprehensive income (loss)	51,165	(182,582)

Comprehensive loss	(15,364,874)	(12,625,344)
Less comprehensive loss attributed to noncontrolling interest	(22,217)	(32,342)

Net comprehensive loss attributable to Immunomedics, Inc.	$(15,342,657)	$(12,593,002)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2015	2014

Cash flows used in operating activities:
Net loss	$(15,416,039)	$(12,442,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167,865	140,817
Amortization of deferred revenue	(10,825)	3,147
Amortization of bond premiums	205,756	135,438
Amortization of debt issuance costs	182,455	—
Amortization of deferred rent	24,879	24,879
Gain from the sales of marketable securities	(1,844)	(7,215)
Increase (decrease) in allowance for doubtful accounts	17,447	(2,072)
Non-cash expense related to stock compensation	896,687	561,110
Changes in other operating assets and liabilities	584,152	2,479,760

Net cash used in operating activities	(13,349,467)	(9,106,898)

Cash flows provided by investing activities:
Proceeds from sales of marketable securities	14,292,088	8,196,588
Purchases of marketable securities	(2,000,000)	—
Purchases of property and equipment	(689,941)	(331,750)

Net cash provided by investing activities	11,602,147	7,864,838

Cash flows provided by (used in) financing activities:
Exercise of stock options, net	142,179	—
Tax withholding payments for stock compensation	(83,479)	(86,571)

Net cash provided by (used in) financing activities	58,700	(86,571)

Effect of changes in exchange rates on cash and cash equivalents	20,919	(187,388)

Net decrease in cash and cash equivalents	(1,667,701)	(1,516,019)
Cash and cash equivalents, beginning of period	13,452,775	6,961,494

Cash and cash equivalents, end of period	$11,785,074	$5,445,475

Supplemental disclosure of cash flow information:
Interest paid	$2,427,778	$—

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Reference is made to the Annual Report on Form 10-K of Immunomedics, Inc., a Delaware corporation (“Immunomedics,” the “Company,” “we,” “our” or “us”), for the fiscal year ended June 30, 2015, which contains our audited consolidated financial statements and the notes thereto.

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

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. Operating results for the three month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2016, or any other period.

Immunomedics is subject to significant risks and uncertainties, including, without limitation, the risk that the Company may be unable to successfully obtain financing for product development; the Company’s inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that the Company or its’ collaborators may be unable to secure regulatory approval of and market its drug candidates; the Company’s dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under the Company’s collaborative agreements, if any; uncertainties about the Company’s ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development or regulatory approval of competing products; the Company’s ability to protect its proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally.

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of equity and debt securities and revenues from licensing agreements, which could provide up-front and milestone payments, as well as funding of development costs and other licensing terms.

As of September 30, 2015, the Company had cash, cash equivalents and marketable securities totaling $85.5 million. The Company’s budgeted cash requirements in fiscal year 2016 includes expenses related to the clivatuzumab tetraxetan Phase 3 clinical trial for the treatment of patients with pancreatic cancer, as well as for expenses for the ongoing Phase 2 expansion ADC clinical trials (sacituzumab govitecan and labetuzumab govitecan). For the three-month period ended September 30, 2015 the Company utilized cash, cash equivalents and marketable securities aggregating $13.3 million related to its operating activities. Based on the Company’s cash flow projections, the Company believes it has sufficient funds to continue its operations and research and development programs for at least the next twelve months.

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

2.	Summary of Significant Accounting Policies

These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. The Company adheres to the same accounting policies in preparation of its interim financial statements.

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

Marketable securities, all of which are available-for-sale, consists of corporate debt securities, U.S. bonds, U.S. sponsored agencies and municipal bonds. Corporate debt securities include Eurodollar issues of U.S. corporations, and U.S. dollar denominated issues of foreign corporations. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive loss, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net loss and are included in interest and other income (net), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in interest and other income (net).

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three-month periods ended September 30, 2015 and 2014:

	Three-Month Period Ended September 30,
	2015	2014
Expected dividend yield	0%	0%
Expected option term (years)	5.03	5.07
Expected stock price volatility	56%	61%
Risk-free interest rate	1.51% - 1.61%	1.60%

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

Income Taxes

The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. The Company has recorded a full valuation allowance against its net deferred tax assets as of September 30, 2015.

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

Income taxes were provided for profitable foreign jurisdictions at the estimated annual tax rate during the three-month periods ended September 30, 2015 and 2014. The Company’s U.S. operations reported a net loss for the three-month periods ended September 30, 2015 and 2014, resulting in a tax benefit that was fully offset by a valuation allowance.

The Company has no liability for uncertain tax positions as of September 30, 2015.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three month periods ended September 30, 2015 and 2014. The common stock equivalents excluded from the diluted per share calculation are 27,839,015 and 7,461,763 shares at September 30, 2015 and 2014, respectively.

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

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, with the issuance of ASU 2015-14, the FASB amended the effective date of this ASU to fiscal years beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is assessing ASU 2014-09’s impact and will adopt it when effective.

3.	Marketable Securities

Marketable securities at September 30, 2015 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
September 30, 2015

U.S. Treasury Bonds	$10,659	$14	$—	$10,673
Certificate of Deposits	8,000	4	—	8,004
U.S. Government Sponsored Agencies	33,300	34	(1)	33,333
Corporate Debt Securities	21,699	4	(10)	21,693

	$73,658	$56	$(11)	$73,703

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2015 (in thousands):

	Fair Value	Net Carrying Amount
Due within one year	$48,271	$48,436
Due after one year through five years	25,432	25,597

	$73,703	$74,033

Marketable securities at June 30, 2015 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
June 30, 2015

U.S. Treasury Bonds	$13,375	$14	$—	$13,389
Certificate of Deposits	6,000	4	—	6,004
U.S. Government Sponsored Agencies	40,694	30	(9)	40,715
Corporate Debt Securities	26,085	2	(29)	26,058

	$86,154	$50	$(38)	$86,166

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2015 (in thousands):

	Fair Value	Net Carrying Amount
Due within one year	$46,516	$46,646
Due after one year through five years	39,650	39,831

	$86,166	$86,477

4.	Convertible Senior Notes

In February 2015, the Company issued $100.0 million of Convertible Senior Notes (net proceeds of $96.3 million after deducting the initial purchasers’ fees and offering expenses) in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 144A under the Securities Act. The Convertible Senior Notes will mature on February 15, 2020, unless earlier purchased or converted. The debt issuance costs of approximately $3.7 million, primarily consisting of underwriting, legal and other professional fees, are amortized over the term of the Convertible Senior Notes. The Convertible Senior Notes are senior unsecured obligations of the Company. Interest at 4.75% will be payable semiannually on February 15 and August 15 of each year. The effective interest rate on the Convertible Senior Note was 5.48% for the period from the date of issuance through September 30, 2015.

The Convertible Senior Notes are convertible at the option of holders into approximately 19.6 million shares of Immunomedics common stock at any time prior to the close of business on the day immediately preceding the maturity date. The conversion rate will initially be 195.8336 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $5.11 per share of Immunomedics common stock).

If the Company undergoes a fundamental change (as defined in the indenture governing the Convertible Senior Notes), holders may require Immunomedics to purchase for cash all or part of the Convertible Senior Notes at a purchase price equal to 100% of the principal amount of the Convertible Senior Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date, subject to certain exceptions. In addition, if certain make-whole fundamental changes (as defined in the indenture governing the Convertible Senior Notes) occur, Immunomedics will, in certain circumstances, increase the conversion rate for any Convertible Note converted in connection with such make-whole fundamental change.

The indenture does not limit the amount of debt which may be issued by the Company under the indenture or otherwise, does not contain any financial covenants or restrict the Company from paying dividends or issuing or repurchasing its other securities. The indenture contains customary terms and covenants and events of default.

If an event of default with respect to the Convertible Senior Notes occurs, holders may, upon satisfaction of certain conditions, accelerate the principal amount of the Convertible Senior Notes plus premium, if any, and accrued and unpaid interest, if any. In addition, the principal amount of the Convertible Senior Notes plus premium, if any, and accrued and unpaid interest, if any, will automatically become due and payable in the case of certain types of bankruptcy or insolvency events of default involving the Company.

Total interest expense for the Convertible Senior Notes was $1.4 million for the three-month period ended September 30, 2015 including amortization of debt issuance costs of $0.2 million.

5.	Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, and Convertible Senior Notes. The carrying amount of accounts receivable, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments as of September 30, 2015 and June 30, 2015.

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

Financial instruments recorded on the condensed consolidated balance sheets as of September 30, 2015 and June 30, 2015 are categorized based on the inputs to the valuation techniques as follows (in thousands):

•	Level 1 – Financial instruments whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

•	Level 2 – Financial instruments whose value are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

•	Level 3 – Financial instruments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

Cash equivalents and marketable securities:

	($ in thousands)
September 30, 2015	Level 1	Level 2	Level 3	Total

Money Market Funds	$8,702	$—	$—	$8,702
Marketable Securities:
U.S. Treasury Bonds	10,673	—	—	10,673
Certificate of Deposits	8,004	—	—	8,004
U.S. Government Sponsored Agencies	33,333	—	—	33,333
Corporate Debt Securities	21,693	—	—	21,693

Total	$82,405	$—	$—	$82,405

	($ in thousands)
June 30, 2015	Level 1	Level 2	Level 3	Total

Money Market Funds	$10,138	$—	$—	$10,138
Marketable Securities:
U.S. Treasury Bonds	13,389	—	—	13,389
Certificate of Deposits	6,004	—	—	6,004
U.S. Government Sponsored Agencies	40,715	—	—	40,715
Corporate Debt Securities	26,058	—	—	26,058

Total	$96,304	$—	$—	$96,304

The money market funds noted above are included in cash and cash equivalents.

Convertible Senior Notes

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows (in thousands):

	As of September 30, 2015		As of June 30, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Convertible Senior Notes	$96,807	$70,610	$96,625	$103,800

The fair value of the Convertible Senior Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Senior Notes observed in market trading which are Level 2 inputs.

6.	Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income were as follows:

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Available- for-Sale Securities	Accumulated Other Comprehensive (Loss) Income

Balance, July 1, 2015	$(172,693)	$11,601	$(161,092)
Other comprehensive income before reclassifications	17,468	35,541	53,009

Amounts reclassified from accumulated other comprehensive income (a)	—	(1,844)	(1,844)

Net current-period other comprehensive income	17,468	33,697	51,165

Balance, September 30, 2015	$(155,225)	$45,298	$(109,927)

Balance, July 1, 2014	$261,924	$(87)	$261,837
Other comprehensive (loss) income before reclassifications	(178,130)	2,763	(175,367)

Amounts reclassified from accumulated other comprehensive (loss) income(a)	—	(7,215)	(7,215)

Net current-period other comprehensive loss	(178,130)	(4,452)	(182,582)

Balance, September 30, 2014	$83,794	$(4,539)	$79,255

(a)	For the three-month periods ended September 30, 2015 and 2014, $1,844 and $7,215 was reclassified from accumulated other comprehensive income to interest and other income, respectively.

All components of accumulated other comprehensive income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

7.	Stock Incentive Plan

The Company has a stock incentive plan, the Immunomedics, Inc. 2014 Long-Term Incentive Plan (the “Plan”), that includes a discretionary grant program, a stock issuance program and an automatic grant program. The plan was established to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest in the Company as an incentive to remain with the organization and to align the employee’s interest with our stockholders.

Under the Plan option awards are generally granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. Those option awards generally vest based on four years of continuous service and have seven year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant, are vested immediately and have seven year contractual terms. At September 30, 2015, there were 17,179,911 shares of common stock reserved for possible future issuance under the Plan, both currently outstanding (7,255,655 shares) and which were available to be issued for future grants (9,924,256 shares).

The weighted average fair value at the date of grant for options granted during the three-month periods ended September 30, 2015 and 2014 were $0.87 and $1.75 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding and the expected stock price volatility is based on the Company’s daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the three-month period ended September 30, 2015 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in 000’s)
Outstanding, July 1, 2015	4,525,340	$3.48
Granted	484,147	$1.78
Exercised	(53,250)	$2.67
Cancelled or forfeited	(3,500)	$4.09

Outstanding, September 30, 2015	4,952,737	$3.32	3.72	$4,550

Exercisable, September 30, 2015	3,285,794	$3.29	2.57	$4,550

A summary of the Company’s non-vested restricted and performance stock units at September 30, 2015, and changes during the three-month period ended September 30, 2015 are presented below:

Outstanding Non-Vested Restricted and Performance Stock Units	Number of Awards	Weighted-Average per Share of Market Value on Grant Date
Non-vested at July 1, 2015	706,881	$4.30
Restricted Units Granted(a)	214,205	$1.76
Restricted Units Granted – vesting based on certain market conditions(b)	1,500,000	$2.28	(c)
Vested/Exercised	(118,168)	$3.78

Non-vested at September 30, 2015	2,302,918	$2.78

(a)	For the three-month period ended September 30, 2015, 198,864 restricted stock units were awarded to the Company’s President and Chief Executive Officer and 15,341 restricted stock units were awarded to the Company’s Chief Financial Officer.
(b)	For the three-month period ended September 30, 2015, 1,500,000 restricted stock units were awarded to the Company’s Chairman, Chief Scientific Officer and Chief Patent Officer.
(c)	Represents fair value on date of grant determined by using Monte Carlo simulation technique.

The Company has 3,969,861 non-vested options, restricted stock units and performance stock units outstanding as of September 30, 2015. As of September 30, 2015, there was $7.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.73 years. The Company recorded $0.9 million and $0.6 million for total stock-based compensation expense for employees, executive officers and non-employee Board members for the three-month periods ended September 30, 2015 and 2014, respectively.

Each non-employee Board member who continues to serve on the Board shall receive on the date of the annual stockholders meeting a grant of non-qualified stock options and restricted stock units, each equal in value to $45 thousand. The Company recognizes the related stock-based compensation expense ratably over the fiscal year. In total, the Company recorded $45 thousand for stock-based compensation expense for these non-employee Board members restricted stock units for each of the three-month periods ended September 30, 2015 and 2014. Stock-based compensation expense regarding non-qualified stock options for these non-employee Board members become vested and are expensed when issued, during the second quarter of each fiscal year.

On August 20, 2015, the Company awarded an additional 214,205 restricted stock units to certain executive officers of the Company at the closing price on that date ($1.76 per share). These restricted stock units will vest over a four year period. As of September 30, 2015, there was $1.4 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these executive officers, excluding performance stock units. The cost is being recognized over a weighted-average period of 2.7 years. The Company recorded $0.2 million for stock-based compensation expense for restricted stock units for each of the three-month periods ended September 30, 2015 and 2014.

As part of the Amended and Restated Employment Agreement with Dr. Goldenberg which became effective July 1, 2015, (see Note 11), Dr. Goldenberg received a grant of 1,500,000 Restricted Stock Units, which shall vest, if at all, after the three (3) year period commencing on the grant date of July 14, 2015, provided the applicable milestones based on achievement of certain market conditions (stock prices) are met and conditioned upon Dr. Goldenberg’s continued employment through the vesting period, subject to the terms and conditions of the Restricted Stock Units Notice and the Restricted Stock Units Agreement and such other terms and conditions as set forth in the grant agreement. The Company recorded $0.2 million for the stock-based compensation for the three-month period ended September 30, 2015 for this agreement. There is $3.2 million of total unrecognized compensation cost related to these non-vested Restricted Stock Units granted as of September 30, 2015. That cost is being recognized over a remaining weighted-average period of 2.8 years.

During fiscal year 2014 the Company awarded certain executive officers Performance Units (as such term is defined in the Plan) of up to 389,864 units of restricted stock units which are subject to attainment of certain performance milestones as well as certain continued service requirements. All or a portion of the Performance Units vest based upon the level of achievement of the milestones set forth in each agreement, which is expected to be achieved within five years of the grant date. The Performance Units that vest based upon attainment of the performance milestone will be exercisable based on a percentage basis on the attainment of anniversary dates. During the three-month period ended September 30, 2015, the Company awarded 19,493 of these restricted stock units to the executive officers as a result of achieving one of the performance milestones. In fiscal year 2014, 116,959 units were awarded from achieving two performance milestones. As of September 30, 2015, one performance milestone has not been achieved and there are 253,412 Performance Units available if all performances are achieved within five years of grant date. The Company recorded $0.1 million and $32 thousand for the stock-based compensation for the three-month periods ended September 30, 2015 and 2014, respectively. There is $0.4 million of total unrecognized compensation cost related to these non-vested Performance Units granted as of September 30, 2015. That cost is being recognized over a weighted-average period of 2.2 years. The unrecognized compensation cost is subject to modification on a quarterly basis based on review of performance probability and requisite achievement periods.

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the three-months ended September 30, 2015 and 2014 ($ in thousands):

	As of and for the three-months ended September 30, 2015
	United States	Europe	Total
Total assets	$89,852	$1,939	$91,791
Property and equipment, net	2,756	8	2,764
Revenues	150	581	731
(Loss) income before income tax expense	(15,427)	30	(15,397)

	As of and for the three-months ended September 30, 2014
	United States	Europe	Total
Total assets	$35,017	$2,799	$37,816
Property and equipment, net	2,086	—	2,086
Revenues	368	704	1,072
(Loss) income before income tax expense	(12,455)	24	(12,431)

9.	Related Party Transactions

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

The Company incurred $9 thousand and $10 thousand of legal expenses on behalf of CMMI for patent related matters for each of the three-month periods ended September 30, 2015 and 2014. The Company has first rights to license those patents, and may decide whether or not to support them. However, any inventions made independently of the Company by CMMI are the property of CMMI.

For the three-month periods ended September 30, 2015 and 2014, Dr. Goldenberg received approximately $22 thousand and $21 thousand, respectively, in compensation for his services to IBC.

10.	License and Collaboration Agreements

The Bayer Group (formerly Algeta ASA)

In fiscal year 2013 the Company entered into a collaboration agreement, referred to herein as the Collaboration Agreement, with Algeta ASA (subsequently acquired by The Bayer Group “Bayer”), for the development of epratuzumab to be conjugated with Algeta’s proprietary thorium-227 alpha-pharmaceutical payload. Under the terms of the Collaboration Agreement, the Company manufactured and supplied clinical-grade epratuzumab to Bayer, which has rights to evaluate the potential of a Targeted Thorium Conjugate (TTC), linking thorium-227 to epratuzumab, for the treatment of patients with cancer. Bayer has the right to terminate the Collaboration Agreement with three months prior written notice, subject to certain provisions. Bayer will fund all non-clinical and clinical development costs up to the end of Phase 1 clinical testing. Upon successful completion of Phase 1 testing, the parties shall negotiate terms for a license agreement at Bayer’s request. The Company and Bayer have agreed to certain parameters in the Collaboration Agreement. Under the terms of the Collaboration Agreement, as amended, Immunomedics received an upfront cash payment and other payments aggregating $6.0 million, which have been recognized in prior periods upon the Company fulfilling its obligations under the Collaboration Agreement.

For the year ended June 30, 2015, the Company recognized $1.0 million in license and other revenue for the completion of the clinical development milestone as described in the Collaboration Agreement, which required the shipment of sufficient quantities of clinical grade material to Bayer to complete their Phase 1 clinical trial. In addition, in January 2015, the Company recorded revenue of $0.3 million representing an anniversary payment under the agreement. The contract provides for the Company to receive two similar payments of $0.3 million each, representing “anniversary payment” over the next two years.

UCB, S.A.

On May 9, 2006, the Company entered into an agreement with UCB, S.A. referred to herein as UCB, providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab for the treatment of all non-cancer indications referred to herein as the UCB Agreement. On December 27, 2011, the Company entered into the Amendment Agreement with UCB which provided UCB the right to sublicense epratuzumab, subject to obtaining the Company’s prior consent, to a third party for the United States and certain other territories.

The Company also issued to UCB on December 27, 2011 a 5-year warrant to purchase one million shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $8.00 per share. In exchange for the right to sublicense its rights in epratuzumab to a third party and the warrant issuance, the Company received a non-refundable cash payment of $30.0 million in January 2012. Further, under the terms of the Amendment Agreement, UCB surrendered its buy-in right with respect to epratuzumab in the field of oncology, which had been granted under the UCB Agreement. As of September 30, 2015, UCB has not executed a sublicense agreement with a third-party.

Collectively, pursuant to the UCB Agreement and the Amendment Agreement the Company is entitled to receive (i) up to $130.0 million in cash payments and $20.0 million in equity investments in regulatory milestone payments and (ii) up to $260.0 million related to the achievement of specified product sales milestones. The Company is also entitled to product royalties ranging from a mid-teen to mid-twenty percentage of aggregate annual net sales under the UCB Agreement and Amendment Agreement during the product royalty term, (subject to reduction in certain circumstances). No development milestone, commercialization milestone or royalty payments were achieved through September 30, 2015. There can be no assurance that the development or commercialization milestones or royalty payment thresholds under the UCB Agreement and Amendment Agreement will be met and therefore there can be no assurance that the Company will receive such future payments.

On July 28, 2015, UCB announced that the two Phase 3 EMBODY™ clinical trials for epratuzumab in SLE did not meet the primary clinical efficacy endpoints in either dose in both studies. UCB is in the process of analyzing the full set of data from both studies. The UCB Agreement is still in effect. At this time it is unclear if any milestones will be achieved.

The UCB Agreement shall terminate in accordance with the terms thereof, by mutual written consent. In the event UCB decides to cease all development and commercialization of epratuzumab pursuant to the Agreement, UCB must promptly notify the Company, and the UCB Agreement will be deemed expired 30 days following receipt of notice. Either the Company or UCB has the right to terminate the UCB Agreement by notice in writing to the other party upon or after any material breach of the UCB Agreement by the other party, if the other party has not cured the breach within 60 days after written notice to cure has been given, with certain exceptions. Upon termination of the UCB Agreement, among other things, all rights and licenses granted by the Company to UCB shall terminate, all rights of UCB under the Immunomedics Patent Rights (as defined in the UCB Agreement) and Immunomedics Know-How (as defined in the UCB Agreement) shall revert to the Company, and UCB shall cease all use of the Immunomedics Patent Rights and Immunomedics Know-How. Further, all regulatory filings and Approvals (as defined in the UCB Agreement) and any other documents relating to or necessary to further develop and commercialize the Licensed Compound (as defined in the UCB Agreement) and Licensed Products (as defined in the UCB

Agreement), including, without limitation, all sublicenses granted by UCB, and all of UCB’s right, title and interest therein and thereto, shall be assigned to the Company at the Company’s option. No additional amounts shall be payable on events occurring after the effective date of termination.

11.	Commitments and Contingencies

Employment Contracts

Effective July 1, 2015, the Company entered into the Amended and Restated Employment Agreement with Dr. Goldenberg pertaining to Dr. Goldenberg’s service to the Company as the Company’s Chairman of the Board, Chief Scientific Officer and Chief Patent Officer.

The Amended and Restated Goldenberg Agreement will continue, unless earlier terminated by the parties, until July 1, 2020. Dr. Goldenberg’s current annual base salary under the Amended and Restated Goldenberg Agreement is $0.6 million, which shall be reviewed annually for appropriate increases by the Board or the Compensation Committee. Dr. Goldenberg is also eligible to participate in the Company’s incentive compensation plan in place for its senior level executives. Dr. Goldenberg’s annual bonus target is 50% of his base salary, subject to achievement of performance goals established by the Compensation Committee, with a potential payout from 0 to 150% of the target amount. For the 2015 fiscal year the strategic goal to out-license sacituzumab govitecan was not met. Taking into account the importance to the Company of out-licensing sacituzumab govitecan, the Compensation Committee determined that although certain individual performance goals were met, the Company’s overall strategic plan had not been accomplished and, therefore, any 2015 cash incentive to be paid to the named executive officers would be deferred until such time as this performance goal of out-licensing is met during fiscal 2016. At such time, the Compensation Committee will review the incentive payments to be paid at an amount to be determined by the Compensation Committee. Dr. Goldenberg will also be eligible to receive equity compensation awards under the Plan, or any such successor equity compensation plan as may be in place from time to time, at the discretion of the Compensation Committee.

In lieu of any annual performance equity or equity-based grants throughout the term of the Amended and Restated Goldenberg Agreement, Dr. Goldenberg received a grant of 1,500,000 Restricted Stock Units (as such term is defined in the Plan), which shall vest, if at all, after the three (3) year period commencing on the grant date of July 14, 2015, provided the applicable milestones based on achievement of certain market conditions (stock prices) are met and conditioned upon Dr. Goldenberg’s continued employment through the vesting period, subject to the terms and conditions of the Restricted Stock Units Notice and the Restricted Stock Units Agreement and such other terms and conditions as set forth in the grant agreement.

Cynthia L. Sullivan

Effective July 1, 2014, the Company entered into the Fifth Amended and Restated Employment Agreement with Cynthia L. Sullivan pertaining to Ms. Sullivan’s service to the Company as the Company’s President and Chief Executive Officer (the “Amended Sullivan Agreement”), which terminates on June 30, 2017. Ms. Sullivan’s current annual base salary under the Amended Sullivan Agreement is $0.6 million, which is reviewed annually for appropriate increases by the Board or the Compensation Committee. Ms. Sullivan’s annual bonus target is 50% of her base salary, subject to achievement of performance goals, with a potential payout from 0% to 150% of the target amount. For the 2015 fiscal year the strategic goal to out-license sacituzumab govitecan was not met. Taking into account the importance to the Company of out-licensing sacituzumab govitecan, the Compensation Committee determined that although certain individual performance goals were met, the Company’s overall strategic plan had not been accomplished and, therefore, any 2015 cash incentive to be paid to the named executive officers would be deferred until such time as this performance goal of out-licensing is met during fiscal 2016. At such time, the Compensation Committee will review the incentive payments to be paid at an amount to be determined by the Compensation Committee. Ms. Sullivan is also eligible to receive equity compensation awards under the Plan, or any such successor equity compensation plan as may be in place from time to time.

Legal Matters

The following is a summary of legal matters that are outstanding:

Shareholder complaints:

In fiscal year 2014, two separate shareholder derivative complaints were filed against the Company. First, on March 24, 2014, a complaint styled Kops v. Goldenberg, et al., was filed in the Superior Court of New Jersey, Chancery Division, General Equity Part, Morris County. Second, on April 18, 2014, a complaint styled Breitman v. Sullivan, et al., was filed in the United States District Court for the District of New Jersey. The complaints alleged, among other things, that the Company and certain directors and officers breached their fiduciary duties for disseminating false and misleading information relating to the termination of the License and Collaboration Agreement that the Company entered into with Nycomed GmbH (“Nycomed”) which provided Nycomed a worldwide license to develop, manufacture and commercialize veltuzumab, in the subcutaneous formulation, for the treatment of all non-cancer indications (the “Nycomed Agreement”). In particular, the complaints alleged that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaints alleged that the breaches in fiduciary duties by the directors and officers caused damages to the Company and stockholders, including a decline in value of the Company’s common stock, increased investigatory and litigation costs, and exposure to civil liability as a result of a pending securities fraud class action suit. Plaintiffs brought the derivative actions to recover damages against the directors and officers for the benefit of the Company, and to require the Company to reform and improve its corporate governance and internal procedures. On February 13, 2015, the Kops matter was dismissed without prejudice pursuant to a stipulation entered into by the parties. The Breitman matter is presently stayed pending the outcome of a motion to dismiss in a related putative class action lawsuit, described below. The defendants believe that the allegations in the derivative complaints are without merit and intend to defend the lawsuits vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

A putative class action lawsuit, styled Nasyrova v. Immunomedics, Inc., was filed on February 27, 2014, in the United States District Court for the District of New Jersey. The lawsuit alleged that the Company and certain of its current and former officers and directors failed to disclose and/or made material misstatements in the Company’s public filings relating to the termination of the Nycomed Agreement. In particular, the complaint alleged that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On July 15, 2015, the Court granted the motion to dismiss the second amended complaint with prejudice. The Court’s opinion concluded that the Company had no duty to make the disclosure of information concerning the agreement at an earlier time and that there was no misstatement or omission sufficient to support the claim. The Court ordered this action closed.

Patent litigation:

On June 26, 2015, Immunomedics filed a complaint in the United State District Court for the District of New Jersey, against The Board of Directors of Roger Williams Medical Center (“RWMC”), Richard P. Junghans, M.D., Ph.D., Steven C. Katz, M.D., and the Office of the Board of Advisors of Tufts University School of Medicine. The complaint alleges that RWMC and Dr. Junghans breached a Material Transfer Agreement (“MTA”) through which it provided to them a monoclonal antibody known as MN-14 and related materials. Those parties are alleged to have breached the MTA and to have been negligent by, among other things, using the materials beyond the agreed Research Project, sharing confidential information, failing to notify Immunomedics of intended publications prior to publishing, and refusing to return the materials upon request. Immunomedics also asserts against all defendants’ claims of intentional interference with perspective economic gain and contracts, misappropriation, conversion, bailment, and several copyright violations.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, are intended to identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to obtain additional capital through strategic collaborations, licensing, issuance of convertible debt securities or equity financing in order to continue our research and secure regulatory approval of and market our drug candidates; the risk that we or any of our collaborators may be unable to secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; our ability to protect our proprietary technologies; patent-infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

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

We have a research collaboration with Bayer to study epratuzumab as a thorium-227 labeled antibody. We have other ongoing collaborations in oncology in collaboration with independent cancer study groups.

We also have a number of other product candidates that target solid tumors and hematologic malignancies, as well as other diseases, in various stages of clinical and pre-clinical development. These include bispecific antibodies targeting cancers as T-cell redirecting immunotherapies, as well as bispecific antibodies for next-generation cancer and autoimmune disease therapies, created using its patented DOCK-AND-LOCK® (“DNL®”) protein conjugation technology. We believe that our portfolio of intellectual property provides commercially reasonable protection for our product candidates and technologies.

The development and commercialization of successful therapeutic products is subject to numerous risks and uncertainties including, without limitation, the following:

•	the type of therapeutic compound under investigation and nature of the disease in connection with which the compound is being studied;

•	our ability, as well as the ability of our partners, to conduct and complete clinical trials on a timely basis;

•	the time required for us to comply with all applicable federal, state and foreign legal requirements, including, without limitation, our receipt of the necessary approvals of the U.S. Food and Drug Administration (“FDA”), if at all;

•	the financial resources available to us during any particular period; and

•	many other factors associated with the commercial development of therapeutic products outside of our control.

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of September 30, 2015, we employed 14 professionals in our research and development departments and 26 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Yttrium-90-Labeled Clivatuzumab Tetraxetan

The Phase 3 PANCRIT-1 registration trial of yttrium-90-labeled clivatuzumab tetraxetan continues to enroll patients with metastatic pancreatic cancer who have received at least two prior therapies, one of which must have been a gemcitabine-containing regimen. The study is evaluating the safety and overall survival, of clivatuzumab tetraxetan labeled with 90Y plus low-dose gemcitabine and best supportive care compared to placebo plus low-dose gemcitabine and best supportive care. Repeated treatments with the combination of yttrium-90-labeled clivatuzumab tetraxetan and low-dose gemcitabine have been found to offer a survival benefit in the same late-stage setting in an earlier Phase 1b study. The PANCRIT-1 study is being conducted in the United States and Western Europe. We expect patient enrollment to be completed in calendar year 2016.

Antibody-Drug Conjugates (ADCs)

We have two product candidates from our proprietary ADC program that are in clinical development, focusing on the treatment of patients with metastatic solid tumors. The first ADC program, sacituzumab govitecan is an anti-TROP-2-SN-38 ADC currently being evaluated in patients with a variety of solid tumors. Labetuzumab govitecan is an anti-CEACAM5-SN-38 ADC currently in development for the treatment of mCRC.

Sacituzumab Govitecan or IMMU-132

Sacituzumab govitecan has received Fast Track designation from FDA for the treatment of patients with triple-negative breast cancer (“TNBC”) who have failed prior therapies for metastatic disease and for patients with small-cell lung cancer (“SCLC”), or non-small-cell lung cancer (“NSCLC”). This ADC has also been designated an orphan drug by FDA for the treatment of patients with SCLC or pancreatic cancer in the U.S. and by the European Medicines Agency (“EMA”) for the treatment of patients with pancreatic cancer in the European Union.

Currently, clinical development for sacituzumab govitecan involves the expansion of the number of patients with select types of solid cancers including TNBC, SCLC, NSCLC and certain other cancers. Interim Phase 2 results were presented at the 2015 World ADC San Diego conference.

The presentation on TNBC focused on those patients who relapsed after 2 or more prior lines of therapy that included taxane, a class of chemotherapy agents used to treat solid cancers, such as breast, gastric, head and neck, lung, ovarian, pancreatic, and prostate. At the time of this analysis, 56 enrolled patients had received sacituzumab govitecan at the optimal dose of 10 mg/kg given on days 1 and 8 of a 3-week cycle, and in some patients the therapy continued for many months. The median number of prior lines of therapy for the patients enrolled with metastatic TNBC was 5 (range, 2 – 12).

Treatment response, assessed by computed tomography (“CT”) according to the rules set by the Response Evaluation Criteria In Solid Tumors (“RECIST 1.1”), was available for 52 patients. The objective response rate was 29% (15/52), with 2 confirmed complete responses. The interim median progression-free survival (“PFS”), a measure of time patients are living without their cancer progressing, was 7.0 months, which appears to be longer than the best PFS results in this patient setting achieved by currently-used agents. Forty-six percent of these TNBC patients had experienced a PFS event. Overall survival (“OS”) data were too early to report because 86% of patients are still alive.

For metastatic lung cancers, a total of 33 patients with NSCLC, having received a median of 3 (range, 1 – 7) prior therapies, were enrolled to receive sacituzumab govitecan at the 8.0 mg/kg or 10 mg/kg dose level. Among the 29 patients that were assessable, an objective response (partial response) rate of 28% (8/29) was observed, including patients with both squamous cell and adenocarcinoma NSCLC types. For the 25 patients at the 10 mg/kg dose, the interim median PFS was 3.8 months, with 48% of patients in this dose group having experienced a PFS event.

In SCLC, of the 27 patients, with a median of 3 prior therapies (range 1 – 5), enrolled at the doses of 8.0 mg/kg and 10 mg/kg, 25 were assessable for response. Six patients achieved a partial response (objective response rate = 24%). Interim median PFS for the 12 patients at the 10 mg/kg dose level was 3.6 months and 83% of patients had experienced a PFS event. Since 96% of NSCLC patients and 100% of SCLC patients were still alive at the time of analysis, OS data at the optimal dose of 10 mg/kg are too early to report.

Results on 15 patients with metastatic urothelial cancers, mostly urinary bladder cancers, were also presented for the first time. At the time of analysis, 6 of 11 patients who relapsed to a prior platinum-containing therapy and evaluable by CT achieved a partial response (objective response rate = 55%), with 5 patients still continuing treatment.

Sacituzumab govitecan continues to demonstrate a highly tolerable safety profile. Among the 261 patients enrolled to-date, only 8 patients had reported adverse events that temporarily interrupted the infusion. In the 118 patients receiving the ADC at the dose of 10 mg/kg, the major toxicity reported was Grades 3 or 4 neutropenia in 20% of patients.

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

In the expanded Phase 2 study, patients were being treated in 3-week cycles, receiving labetuzumab govitecan either once or twice weekly for the first two weeks followed by one week of rest. Interim median PFS of 4.4 months from 33 patients who received the ADC once a week at the 8 or 10 mg/kg dose levels was reported at the 2015 American Society of Clinical Oncology Annual Meeting. Labetuzumab govitecan was well tolerated by patients. At the optimal once-a-week doses of 8 and 10 mg/kg, grades 3 and 4 adverse events with occurrence of 5% or more included neutropenia (5% for both dose levels), and mild diarrhea (5% in the 8 mg/kg group only). This study has completed patient enrollment with patient follow-up continuing.

Certain patents relating to labetuzumab used in labetuzumab govitecan expire in 2014-2016. Other patents relating to use labetuzumab for cancer therapy, including the SN-38 conjugated form of labetuzumab used in labetuzumab govitecan, extend to 2033.

Epratuzumab

We have licensed epratuzumab to UCB for the treatment of all autoimmune disease indications worldwide. On July 28, 2015, UCB announced that the two Phase 3 EMBODY™ clinical trials for epratuzumab in SLE did not meet the primary clinical efficacy endpoints in either dose in both studies.

We have retained the rights to epratuzumab in oncology and have a research collaboration with Bayer to study epratuzumab as a thorium-227 labeled antibody. We also have additional collaborations ongoing in oncology with independent study groups.

The IntreALL Inter-European study group is conducting a large, multicenter, international trial combining epratuzumab with chemotherapy in pediatric patients with relapsed acute lymphoblastic leukemia (“ALL”) at clinical sites in Australia, Europe, and Israel. This Phase 3 study, which is partially funded by the European Commission, assesses the efficacy and safety of this combination therapy using event-free survival as the surrogate for survival, the primary endpoint. For adult patients with ALL, there is one ongoing clinical trial. The CheprALL study, sponsored by the French GRAALL study group, is a multicenter Phase 2 trial of epratuzumab combined with chemotherapy also in adult patients with relapsed ALL.

Although certain patents to the epratuzumab protein sequence expired in 2014 in the U.S. and in 2015 overseas, other issued patents to therapeutic use of epratuzumab extend to 2018-2023 for cancer and 2020 for autoimmune disease. The method of preparing concentrated epratuzumab for subcutaneous administration is covered by another patent family with an expiration date in 2032.

Early-Stage Programs

We have additional potential products for the treatment of cancer and autoimmune diseases including veltuzumab, our anti-CD20 antibody, milatuzumab, our anti-CD74 antibody and IMMU-114, a humanized anti-HLA-DR antibody.

Veltuzumab

A Phase 2 study of veltuzumab in combination with 90Y-epratuzumab tetraxetan in patients with aggressive non-Hodgkin lymphoma (“NHL”), funded by a grant from the Small Business Innovation Research (“SBIR”) program of the National Cancer Institute (“NCI”) has completed patient enrollment with patient follow-up continuing.

In autoimmune diseases, we are studying the subcutaneous formulation of veltuzumab in patients with immune thrombocytopenia (“ITP”) in a Phase 1/2 trial. This trial, designed to evaluate different dosing schedules, has completed patient accrual and patients will be followed for up to five years. The Office of Orphan Products Development of FDA has granted orphan status for the use of veltuzumab for the treatment of ITP.

We are currently evaluating various options for further clinical development of veltuzumab in ITP and other autoimmune disease indications, including pemphigus, as well as in oncology, including licensing arrangements and collaborations with outside study groups.

Milatuzumab

Milatuzumab is the first anti-CD74 antibody that has entered into human testing and we have completed initial Phase 1studies in patients with relapsed multiple myeloma, NHL or chronic lymphocytic leukemia (“CLL”). It has received orphan drug designation from FDA for the treatment of patients with multiple myeloma or CLL.

The anti-CD74 antibody is also being studied subcutaneously in a Phase 1b study in patients with active SLE supported by a three-year research grant from the Department of Defense with a potential funding of up to $1.6 million.

Thorium-227-Labeled Epratuzumab Tetraxetan

Targeted Thorium Conjugates (“TTCs”) represent a new technology directing the power of the alpha-particle selectively towards tumor cells. The high linear energy transfer of the alpha particle generated by decay of the radionuclide thorium-227 induces double-strand DNA breaks causing cell death in targeted tumor cells.

Our corporate partner, Bayer, is conducting a Phase 1 clinical trial evaluating epratuzumab labeled with thorium-227 in patients with relapsed or refractory CD22-positive NHL, with focus on patients with diffuse large B-cell lymphoma and potentially follicular lymphomas who have been previously treated with, or are not considered candidates for available therapies.

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

Critical Accounting Policies

For a description of our significant accounting policies, see Notes to Unaudited Condensed Consolidated Financial Statements – Note 2 Summary of Significant Accounting Policies. Of these policies, the following are considered critical to an understanding of the Company’s Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments; (i) Revenue recognition, (ii) Stock-based compensation, (iii) Research and development costs and (iv) Reimbursement of research and development costs.

Government Regulation

Regulatory Compliance

Our research and development activities, including testing in laboratory animals and in humans, our manufacture of antibodies, as well as the design, manufacturing, safety, efficacy, handling, labeling, storage, record-keeping, advertising, promotion and marketing of the product candidates that we are developing and our marketed products, are all subject to stringent regulation, primarily by the FDA in the U.S. under the Federal Food, Drug, and Cosmetic Act

(“FFDCA”) and its implementing regulations, and the Public Health Service Act (“PHSA”) and its implementing regulations, and by comparable authorities under similar laws and regulations in other countries. If for any reason we do not comply with applicable requirements, such noncompliance can result in various adverse consequences, including one or more delays in approval of, or even the refusal to approve, product licenses or other applications, the suspension or termination of clinical investigations, the revocation of approvals previously granted, as well as fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow us to enter into governmental supply contracts.

Product Approval

In the United States, our product candidates are regulated as biologic pharmaceuticals, or biologics. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices (“GLP”) regulations;

•	submission to the FDA of an Investigational New Drug Application (“IND”) which must become effective before human clinical trials may begin and must be updated annually;

•	approval by an independent Institutional Review Board (“IRB”) the ethics committee at each clinical site before the trial is initiated.

•	performance of adequate and well-controlled clinical trials to establish the safety, purity and potency of the proposed biologic, and the safety and efficacy of the proposed drug for each indication;

•	preparation of and submission to the FDA of a Biologics License Application (“BLA”) for a new biologic, after completion of all pivotal clinical trials;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities to assess compliance with current Good Manufacturing Practice (“cGMP”) regulations; and

•	FDA review and approval of a BLA for a new biologic, prior to any commercial marketing or sale of the product in the United States.

Preclinical tests assess the potential safety and efficacy of a product candidate in animal models. Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with current Good Clinical Practices (“cGCPs”), which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s IRB before the trials may be initiated, and the IRB must monitor the study until completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

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

After the FDA evaluates the BLA and conducts inspections of manufacturing facilities, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. The FDA could approve the BLA with a Risk Evaluation and Mitigation Strategy (“REMS”) plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated pathway establishes legal authority for FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. In March 2015, the FDA approved Novartis’s Zarxio as a biosimilar product to Amgen’s Neupogen. The approval, the first biosimilar product approved for distribution in the United States, could usher in lower prices for biologic products from increased competition.

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

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) also created new federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act (“ACA”) imposes, among other things, new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers were required to begin collecting data on August 1, 2013 and submit reports to the government by March 31, 2014 and June 30, 2014, and the 90th day of each subsequent calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act (“HITECH”) and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

Three-Month Period Ended September 30, 2015 Compared to 2014

Revenues

Revenues for the three-month period ended September 30, 2015 were $0.7 million, as compared to $1.1 million for the three-month period ended September 30, 2014. Product sales for the three-month period ended September 30, 2015 were $0.6 million, as compared to $0.7 million for the same period in 2014, a decline due primarily to unfavorable currency rates on LeukoScan sales in Europe. Research and development revenues for the three-month periods ended September 30, 2015 and 2014 were $0.1 and $0.3 million, respectively. The reduction of research and development revenue of $0.2 million is primarily due to a decline in the number of government funded research grants.

Costs and Expenses

Total costs and expenses for the three-month period ended September 30, 2015 were $14.8 million, as compared to $13.5 million for the same period in 2014, representing an increase of $1.3 million or 10%. Research and development expenses for the three-month period ended September 30, 2015 were $12.9 million, as compared to $9.4 million for the same period in 2014, an increase of $3.5 million, or 37%. This increase was primarily due to increased product development expenses related to the Phase 3 PANCRIT-1 and the Phase 2 antibody-drug conjugates’ clinical trials.

Cost of goods sold for both three-month periods ended September 30, 2015 and 2014 were $0.1 million. Gross profit margins were 90% for both periods. Sales and marketing expenses for the three-month periods ended September 30, 2015 and 2014 were $0.1 million and $0.2 million, respectively. General and administrative expenses were $1.7 million for the three month period ended September 30, 2015 representing a decrease of $2.1 million, or 55%, as compared to $3.8 million for the three month period ended September 30, 2014. This decrease is primarily attributable to approximately $2.4 million of reduced legal and professional fees, (principally legal fees regarding the arbitration proceedings with Takeda-Nycomed, which concluded during the 2015 fiscal year).

Interest Expense

Interest expense for the three-month period ended September 30, 2015 was $1.4 million, which related to the issuance in February 2015 of $100.0 million of 4.75% Convertible Senior Notes due in February 2020 and included amortization of debt issuance costs of $0.2 million. There was no interest expense for the three-month period ended September 30, 2014.

Net Loss Attributable to Immunomedics, Inc.

Net loss attributable to Immunomedics, Inc. common stockholders for the three-month period ended September 30, 2015 was $15.4 million, or $0.16 per share, as compared to a net loss of $12.4 million, or $0.13 per share, in the same period in 2014. The $3.0 million increase in the net loss this quarter was primarily due to increased research and development cost related to clinical trials and interest expense for the convertible senior notes, partially offset by decreased legal and professional fees.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operating activities. Net cash used in operating activities for the three-month period ended September 30, 2015 was $13.3 million as compared to $9.1 million net cash used in operating activities for the three-month period ended September 30, 2014. The increase in cash used in operating activities in fiscal 2015 primarily resulted from a $3.0 million increase in our net loss, partially offset by non-cash expenses and movements in operating assets and liabilities.

Cash flows from investing activities. Net cash provided by investing activities for the three-months ended September 30, 2015 was $11.6 million as compared to $7.9 million of net cash provided by investing activities for the three months ended September 30, 2014. The increase in cash flow provided by investing activities for fiscal 2016 of $3.7 million resulted from an increase in the sales or maturities of marketable securities, net of purchases, of $4.1 million of marketable securities, which were partially offset by an increase in capital expenditures of $0.4 million.

Cash flows from financing activities. Net cash provided by financing activities for the three-month period ended September 30, 2015 was $0.1 million (a result of proceeds received from the exercise of stock options during the current year), as compared to $0.1 million of net cash used in financing activities for the three months ended September 30, 2014.

Working Capital and Cash Requirements

At September 30, 2015, we had working capital of $76.7 million, which was approximately $14.7 million lower than the working capital of $91.4 million at June 30, 2015. Our cash, cash equivalents and marketable securities amounted to $85.5 million at September 30, 2015, representing a decrease of $14.1 million from $99.6 million at June 30, 2015. The decreases were primarily a result of our use of $13.3 million of cash for operations and $0.7 million used for capital expenditures.

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

We continue to pursue business development and licensing arrangements as a potential source of financing. These activities include any new parties who may be interested in our clinical programs as well as any licenses to our intellectual property estate. Our current partner, Bayer. State and Federal Grants, along with potential debt and equity financing may also be other sources of financing.

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

A putative class action lawsuit, styled Nasyrova v. Immunomedics, Inc., was filed on February 27, 2014, in the United States District Court for the District of New Jersey. The lawsuit alleged that the Company and certain of its current and former officers and directors failed to disclose and/or made material misstatements in the Company’s public filings relating to the termination of the Nycomed Agreement. In particular, the complaint alleged that defendants failed to make timely disclosure concerning a dispute concerning a delay in the development of veltuzumab. On October 9, 2013, the Company announced that the Nycomed Agreement was terminated. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On July 15, 2015, the Court granted the motion to dismiss the second amended complaint with prejudice. The Court’s opinion concluded that the Company had no duty to make the disclosure of information concerning the agreement at an earlier time and that there was no misstatement or omission sufficient to support the claim. The Court ordered this action closed.

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

We have incurred significant operating losses since our formation in 1982. As of September 30, 2015, we had an accumulated deficit of approximately $325 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our existing licensing agreement with UCB and the collaboration agreement with Bayer. On July 28, 2015, UCB announced that the two Phase 3 EMBODY™ clinical trials for epratuzumab in SLE did not meet the primary clinical efficacy endpoints in either dose in both studies. UCB is in the process of analyzing the full set of data from both studies. The Agreement with UCB is still in effect. At this time it is unclear if any milestones will be achieved. The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our business operations or related cash flows. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging product for which our patent protection has recently expired (which may leave us vulnerable to increased competition, for example, from generic manufacturers). In addition, we have made the strategic decision to de-emphasize sales of our diagnostic product and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. Although we may have net income from time to time based on the timing and amount of proceeds received under collaborative agreements, we expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our clinical development efforts.

We believe we have adequate cash at our current expected spending level to fund our clinical development programs through the next twelve months. However, we will require additional financial resources after we utilize our current liquid assets in order to continue our clinical development programs as is currently forecasted beyond fiscal year 2016. We are actively pursuing various financing alternatives as market conditions permit through licensing and collaborative agreements or additional potential equity or debt offerings, if necessary. We continue to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of our proprietary technologies. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements.

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

Clinical trials involve the administration of a product candidate to patients who are already extremely ill, making patient enrollment often difficult and expensive. Moreover, even in ideal circumstances where the patients can be enrolled and then followed for the several months or more required to complete the study, the trials can be suspended, terminated, delayed or otherwise fail for any number of reasons, including:

•	later-stage clinical trials may raise safety or efficacy concerns not readily apparent in earlier trials or fail to meet the primary endpoint;

•	unforeseen difficulties in manufacturing the product candidate in compliance with all regulatory requirements and in the quantities needed to complete the trial which may become cost-prohibitive;

•	we or our collaboration partner(s) may experience delays in obtaining, or be unable to obtain, agreement for the conduct of our clinical trials from FDA, IRBs, or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	while underway, the continuation of clinical trials may be delayed, suspended or terminated due to modifications to the clinical trial’s protocols based on interim results obtained or changes required or conditions imposed by the FDA, an IRB, a data and safety monitoring board (“DSMB”), or any other regulatory authority;

•	our third-party contractors may fail to meet their contractual obligations to us in a timely manner;

•	FDA or other regulatory authorities may impose a clinical hold, for example based an inspection of the clinical trial operations or trial sites;

•	we or our collaboration partner(s) may suspend or cease trials in our or their sole discretion;

•	during the long trial process alternative therapies may become available which make further development of the product candidate impracticable; and

•	if we are unable to obtain the additional capital we need to fund all of the clinical trials we foresee, we may be forced to cancel or otherwise curtail such trials and other studies.

In July 2015, UCB announced that the two Phase 3 EMBODY™ clinical trials for epratuzumab in SLE did not meet the primary clinical efficacy endpoints in either dose in both studies. This announcement or substantial delay in successfully completing clinical trials for our other product candidates, sacituzumab govitecan and labetuzumab govitecan and yttrium-90-labeled clivatuzumab tetraxetan, could severely harm our business and results of operations.

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

Progression of our drug products through the clinical development process is dependent upon our trials indicating our drugs have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the trial protocols. Failure to achieve either of these endpoints could result in delays in our trials require the performance of additional unplanned trials or termination of any further development of the product for the intended indication. For example, with epratuzumab in SLE, the results did not meet the primary clinical efficacy endpoints in either dose in both studies. Treatment response in patients who received epratuzumab in addition to standard therapy was not statistically significant when compared to those who received placebo in addition to standard therapy.

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

Our budgeted cash requirements in fiscal year 2016 are expected to be in the range of $52 to $54 million, including interest costs of $4.8 million for the outstanding Convertible Senior Notes issued in February 2015. Based on our cash flow projections, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. Future financial demands include ongoing operating expenses, Phase 3 and Phase 2 clinical trials, further development of various clinical trial programs in fiscal 2017 and beyond. We will continue to require additional funding in order to fund our operations and programs. As of September 30, 2015, we have approximately $85.5 million of cash, cash equivalents and marketable securities.

We continue to pursue business development and licensing arrangements as a potential source of financing. These activities include any new parties who may be interested in our clinical programs as well as any licenses to our intellectual property estate. Our current partner, The Bayer Group (“Bayer”), State and Federal Grants, along with potential debt and equity financing may also be other sources of financing.

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

Our ability to conduct our pre-clinical and clinical research and development programs depends, in large part, upon our ability to manufacture our proprietary compounds in accordance with the FDA and other regulatory requirements. We have limited historical experience in manufacturing these compounds in significant quantities, and we may not be able to do so in the quantities required to commercialize these products. Any interruption in manufacturing at this site, whether by natural acts or otherwise, could significantly and adversely affect our operations, and delay our research and development programs.

We and our collaboration partners also depend on third parties to provide certain raw materials, manufacturing and processing services. All manufacturers of pharmaceutical products must comply with current Good Manufacturing Practice regulations (“cGMPs”), required by the FDA and other regulatory agencies. Such regulations address, among other matters, controls in manufacturing processes, quality control and quality assurance requirements and the maintenance of proper records and documentation. The FDA and other regulatory agencies routinely inspect manufacturing facilities. The FDA generally will issue a notice on Form 483 if it finds issues with respect to its inspections. If our manufacturing facility or those facilities of our partners and our respective contract manufacturers or processors do not comply with applicable cGMPs and other regulatory requirements, we may be subject to product liability claims, we may be unable to meet clinical demand for our products, and we could suffer delays in the progress of clinical trials for products under development.

We are dependent upon UCB for the final development and commercialization of epratuzumab for the treatment of all autoimmune disease indications worldwide, and they may not be successful.

We have licensed the exclusive worldwide rights for the treatment of all autoimmune disease indications to one of our most advanced therapeutic compounds, epratuzumab to UCB. As a result, UCB is solely responsible, and we are depending upon them, for completing the clinical development of this compound, obtaining all necessary regulatory approvals, and then commercializing and manufacturing the compounds for sale. In July 2015, UCB announced that the two Phase 3 EMBODY™ clinical trials for epratuzumab in SLE did not meet the primary clinical efficacy endpoints in either dose in both studies. As a result, their ability to commercialize this product candidate in the future, as well as our ability to commercialize other product candidates we have in development which are closely related to them, could be severely jeopardized. In such event, it is likely we could never receive any additional milestone payments or royalties that we are eligible to receive under our agreement with UCB, and our ability to fund the development and testing of our other product candidates could be adversely affected.

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

Expiry of our intellectual property rights could lead to increased competition

Even where we are able to obtain and then defend patent and other intellectual property rights necessary for research, development and commercialization of our product candidates, such intellectual property rights will be for a limited term. Where patents which we own or license expire, the technology the subject of the patent may be utilized by third parties in research and development or competing products (for example, biosimilars of a patented product may be manufactured by third parties once the patent expires). While we endeavor to maintain robust intellectual property protection, as our existing issued patents expire it may materially and adversely affect our competitive position.

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

Both before and after regulatory approval to market a particular product candidate, including our biologic product candidates, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record keeping related to the product are subject to extensive, ongoing regulatory requirements, including, without limitation, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and good clinical practice requirements for any clinical trials that we conduct post-approval. As a result, we are subject to a number of governmental and other regulatory risks, which include:

•	Clinical development is a long, expensive and uncertain process; delay and failure can occur at any stage of our clinical trials;

•	Our clinical trials are dependent on patient enrollment and regulatory approvals; we do not know whether our planned trials will begin on time, or at all, or will be completed on schedule, or at all;

•	FDA or other regulatory authorities may not approve a clinical trial protocol or may place a clinical trial on hold;

•	We rely on third parties, such as consultants, contract research organizations, medical institutions, and clinical investigators, to conduct clinical trials for our drug candidates and if we or any of our third-party contractors fail to comply with applicable regulatory requirements, such as cGCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials;

•	If the clinical development process is completed successfully, our ability to derive revenues from the sale of therapeutics will depend on our first obtaining FDA or other comparable foreign regulatory approvals, each of which are subject to unique risks and uncertainties;

•	There is no assurance that we will receive FDA or corollary foreign approval for any of our product candidates for any indication; we are subject to government regulation for the commercialization of our product candidates;

•	We have not received regulatory approval in the U.S. or any foreign jurisdiction for the commercial sale of any of our biologic product candidates;

•	Even if one or more of our product candidates does obtain approval, regulatory authorities may approve such product candidate for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate;

•	Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by FDA or other comparable foreign authorities;

•	Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with the regulatory requirements of FDA and other applicable U.S. and foreign regulatory authorities could subject us to administrative or judicially imposed sanctions;

•	Although several of our product candidates have received orphan drug designation in the U.S. and the EU for particular indications, we may not receive orphan drug exclusivity for any or all of those product candidates or indications upon approval, and even if we do obtain orphan drug exclusivity, that exclusivity may not effectively protect the product from competition;

•	Even if one or more of our product candidates is approved in the U.S., it may not obtain the 12 years of exclusivity from biosimilars for which innovator biologics are eligible, and even if it does obtain such exclusivity, that exclusivity may not effectively protect the product from competition;

•	FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates, and if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained; and

•	We may be liable for contamination or other harm caused by hazardous materials used in the operations of our business.

In addition, our operations are also subject to various federal and state fraud and abuse, physician payment transparency and privacy and security laws, including, without limitation:

•	The federal Anti-Kickback Statute, which prohibits, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs. This statute has been applied to pharmaceutical manufacturer marketing practices, educational programs, pricing policies and relationships with healthcare providers. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;

•	Federal civil and criminal false claims laws and civil monetary penalty laws, including civil whistleblower or qui tam actions that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;

•	The federal HIPAA and its implementing regulations, which created federal criminal laws that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information;

•	Federal “sunshine” requirements imposed by PPACA on drug manufacturers regarding any “transfer of value” made or distributed to physicians and teaching hospitals, and any ownership and investment interests held by such physicians and their immediate family members. Failure to submit the required information may result in civil monetary penalties of up an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws or regulations; and

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

The conversion of some or all of the 4.75% Convertible Senior Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion and exercise could adversely affect prevailing market prices of our common stock. In addition, the existence of the 4.75% Convertible Senior Notes may encourage short selling by market participants.

Our indebtedness and debt service obligations may adversely affect our cash flow.

As of September 30, 2015, our total consolidated indebtedness was $110.7 million, including our obligations under our 4.75% Convertible Senior Notes. We intend to fulfill our current debt service obligations, including repayment of the principal from our existing cash and investments, as well as the proceeds from potential licensing agreements and any additional financing from equity or debt transactions. However, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Senior Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow to meet these obligations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive, or delaying or curtailing research and development programs. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Following a fundamental change as described in the indenture, holders of Convertible Senior Notes will have the right to require the Company to purchase their Convertible Senior Notes for cash. A fundamental change may also constitute an event of default or require prepayment under, and result in the acceleration of the maturity of, our other than existing indebtedness. We cannot assure you that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change purchase price in cash with respect to any Convertible Senior Notes surrendered by holders for purchase upon a fundamental change. In addition, restrictions in the agreements governing our then-outstanding indebtedness, if any, may not allow us to purchase the Convertible Senior Notes upon a fundamental change. Our failure to purchase the Convertible Senior Notes upon a fundamental change when required would result in an event of default with respect to the Convertible Senior Notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Convertible Senior Notes, which could have a material and adverse impact on our financial condition and results of operations.

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

As of September 30, 2015 we had 94,639,981 shares of common stock outstanding, plus (1) $100 million of principal amount of 4.75% Convertible Senior Notes convertible into up to approximately 19,583,360 shares of common stock at the conversion rate of $5.11 subject to adjustment as described in the indenture, (2) 4,952,737 options to purchase shares of common stock with a weighted-average exercise price of $3.32 per share, (3) 802,918 restricted stock units to purchase shares of common stock as they are vested, (4) 9,924,256 options to purchase shares of common stock under the Plan (5) 1,500,000 of restricted stock units issued to Dr. Goldenberg as part of the Amended and Restated Employment Agreement and (6) warrants to purchase 1,000,000 shares of common stock with an exercise price of $8.00. All of the remaining 22,596,748 shares of common stock are freely tradable without restriction.

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

As of September 30, 2015, Dr. David M. Goldenberg, our Chairman of the Board, Chief Scientific Officer and Chief Patent Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 8% of our outstanding common stock and 7% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

IMMUNOMEDICS, INC.

November 4, 2015	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2015	By:	/s/ Peter P. Pfreundschuh
Peter P. Pfreundschuh
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Amended and Restated Employment Agreement, entered into on July 14, 2015 and effective as of July 1, 2015, between the Company and Dr. David M. Goldenberg, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 16, 2015.

10.2	Restricted Stock Units Notice, entered into on July 14, 2015, between the Company and Dr. David M. Goldenberg., incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 16, 2015.

10.3	Restricted Stock Units Agreement under the Immunomedics 2014 Long-Term Incentive Plan incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 16, 2015.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.