Form 10-Q
period 2015-12-31
IMMUNOMEDICS INC
filed 2016-02-03
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

The number of shares of the registrant’s common stock outstanding as of February 2, 2016  was 94,741,150.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2015	2015

ASSETS
Current Assets:
Cash and cash equivalents	$13,716,207	$13,452,775
Marketable securities	62,328,031	86,165,532
Accounts receivable, net of allowance for doubtful accounts of $67,475 at December 31, 2015 and $54,177 at June 30, 2015	409,225	345,627
Inventory	490,704	584,424
Other receivables	26,779	857,068
Prepaid expenses	1,490,654	1,136,103
Other current assets	315,079	945,673
Total current assets	78,776,679	103,487,202
Property and equipment, net of accumulated depreciation of $28,227,002 and $27,891,272 at December 31, 2015 and June 30, 2015, respectively	3,136,834	2,241,838
Other long-term assets	50,566	50,566
Total Assets	$81,964,079	$105,779,606

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$14,946,983	$11,808,223
Deferred revenues	269,515	271,667
Total current liabilities	15,216,498	12,079,890
Convertible senior notes – net of unamortized debt issuance costs of $3,010,512 at December 31, 2015 and $3,375,423 at June 30, 2015	96,989,488	96,624,577
Other liabilities	1,649,518	1,599,760
Commitments and Contingencies	—	—
Stockholders’ Deficit:
Preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2015 and at June 30, 2015	—	—
Common stock, $.01 par value; authorized 155,000,000 shares; issued 94,741,919 shares and outstanding 94,707,194 shares at December 31, 2015; and issued 94,546,578 shares and outstanding 94,511,853 shares at June 30, 2015	947,418	945,465
Capital contributed in excess of par	307,165,796	305,229,354
Treasury stock, at cost: 34,725 shares at December 31, 2015 and at June 30, 2015	(458,370)	(458,370)
Accumulated deficit	(338,607,876)	(309,468,004)
Accumulated other comprehensive loss	(277,630)	(161,092)
Total Immunomedics, Inc. stockholders’ deficit	(31,230,662)	(3,912,647)
Noncontrolling interest in subsidiary	(660,763)	(611,974)
Total stockholders’ deficit	(31,891,425)	(4,524,621)
Total Liabilities and Stockholders' Deficit	$81,964,079	$105,779,606

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
Revenues:
Product sales	$589,947	$761,664	$1,171,195	$1,489,297
License fee and other revenues	25,403	—	36,228	—
Research and development	55,754	241,127	194,559	585,492
Total revenues	671,104	1,002,791	1,401,982	2,074,789

Costs and Expenses:
Costs of goods sold	64,519	68,983	122,783	145,269
Research and development	14,261,676	10,364,850	27,174,806	19,756,867
Sales and marketing	386,696	174,795	530,217	403,432
General and administrative	1,655,841	1,856,036	3,380,135	5,675,228
Total costs and expenses	16,368,732	12,464,664	31,207,941	25,980,796
Operating loss	(15,697,628)	(11,461,873)	(29,805,959)	(23,906,007)
Interest expense	(1,369,956)	—	(2,739,911)	—
Interest and other income	83,762	11,216	175,720	36,288
Foreign currency transaction gain (loss), net	6,950	11,899	(3,511)	162
Loss before income tax benefit (expense)	(16,976,872)	(11,438,758)	(32,373,661)	(23,869,557)
Income tax benefit (expense)	3,204,250	(26,892)	3,185,000	(38,855)
Net loss	(13,772,622)	(11,465,650)	(29,188,661)	(23,908,412)
Less: Net loss attributable to noncontrolling interest	(26,572)	(30,415)	(48,789)	(62,757)
Net loss attributable to Immunomedics, Inc. stockholders	$(13,746,050)	$(11,435,235)	$(29,139,872)	$(23,845,655)
Loss per common share attributable to Immunomedics, Inc. stockholders (basic and diluted):	$(0.15)	$(0.12)	$(0.31)	$(0.26)
Weighted average shares used to calculate loss per common share (basic and diluted)	94,664,758	93,157,279	94,630,292	93,127,741
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(54,739)	(79,703)	(37,271)	(257,833)
Unrealized loss on securities available for sale securities	(112,964)	(5,999)	(79,267)	(10,451)
Other comprehensive loss	(167,703)	(85,702)	(116,538)	(268,284)
Comprehensive loss	(13,940,325)	(11,551,352)	(29,305,199)	(24,176,696)
Less comprehensive loss attributable to noncontrolling interest	(26,572)	(30,415)	(48,789)	(62,757)
Comprehensive loss attributable to Immunomedics, Inc. stockholders	$(13,913,753)	$(11,520,937)	$(29,256,410)	$(24,113,939)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(29,188,661)	$(23,908,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	336,127	281,634
Amortization of deferred revenue	(2,152)	(11,688)
Amortization of bond premiums	381,107	233,440
Amortization of debt issuance costs	364,911	—
Amortization of deferred rent	49,758	49,758
Gain from the sales of marketable securities	(1,844)	(9,898)
Increase (decrease) in allowance for doubtful accounts	13,298	(20,752)
Non-cash expense related to stock compensation	1,965,816	1,515,129
Changes in operating assets and liabilities	4,258,184	2,296,480
Net cash used in operating activities	(21,823,456)	(19,574,309)
Cash flows from investing activities:
Purchases of marketable securities	(2,749,117)	(3,244,370)
Proceeds from sales/maturities of marketable securities	26,128,088	19,478,097
Purchases of property and equipment	(1,230,726)	(439,599)
Net cash provided by investing activities	22,148,245	15,794,128
Cash flows from financing activities:
Exercise of stock options	158,079	80,959
Tax withholding payments for stock compensation	(185,499)	(221,291)
Net cash used in financing activities	(27,420)	(140,332)
Effect of changes in exchange rates on cash and cash equivalents	(33,937)	(192,291)
Net increase (decrease) in cash and cash equivalents	263,432	(4,112,804)
Cash and cash equivalents beginning of period	13,452,775	6,961,494
Cash and cash equivalents end of period	$13,716,207	$2,848,690
Supplemental disclosure of cash flow information:
Interest paid	$2,427,778	$—

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

1.Business Overview and Basis of Presentation

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

The Company has two foreign subsidiaries, Immunomedics B.V. in the Netherlands and Immunomedics GmbH in Rodermark, Germany, that assist the Company in managing sales efforts and coordinating clinical trials in Europe.  In addition, included in the accompanying condensed financial statements is the majority-owned U.S. subsidiary, IBC Pharmaceuticals, Inc. (“IBC”), which works on the development of novel cancer radiotherapeutics using patented pre-targeting technologies with proprietary, bispecific antibodies.

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and the instructions to the Quarterly Report on Form 10‑Q and Regulation S‑X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. Operating results for the three and six-month periods ended December  31, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2016, or any other period.

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

As of December 31, 2015, the Company had cash, cash equivalents and marketable securities totaling $76.0 million. The Company’s budgeted cash requirements in fiscal year 2016 includes expenses related to the clivatuzumab tetraxetan Phase 3 clinical trial for the treatment of patients with pancreatic cancer, activities in preparing for the Phase 3 clinical trials for sacituzumab govitecan, as well as for expenses for the ongoing Phase 2 expansion ADC clinical trials (sacituzumab govitecan and labetuzumab govitecan). For the six-month period ended December 31, 2015 the Company utilized cash, cash equivalents and marketable securities aggregating $21.8 million related to its operating activities. Based on the Company’s cash flow projections, the Company believes it has sufficient funds to continue its operations and research and development programs for at least the next twelve months.

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

The Company continues to pursue business development and licensing arrangements as a potential source of financing. These activities include any new parties who may be interested in the Company’s clinical programs as well as any licenses to the Company’s intellectual property estate. The Company’s current partners, The Bayer Group (“Bayer”) and UCB, S.A., State and Federal Grants, along with potential debt and equity financing may also be other sources of financing.

2.Summary of Significant Accounting Policies

These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2015. The Company adheres to the same accounting policies in preparation of its interim financial statements.

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

Marketable Securities

Immunomedics adopted Accounting Standards Codification No. 320, Accounting for Investments—Debt and Equity Securities, to account for investments in marketable securities. Under this accounting standard, securities for which there are no positive intent and ability to hold to maturity, the securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, which are deemed to be temporary, on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive loss.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the six-month periods ended December 31, 2015 and 2014:

	Six Months Ended
	December 31,
	2015	2014
Expected dividend yield	0%	0%
Expected option term (years)	5.03	5.07
Expected stock price volatility	56%	59%
Risk-free interest rate	1.28% - 1.64%	1.60% - 1.62%

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

Income Taxes

The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2015.

At June 30, 2015, the Company has available net operating loss carry forwards for federal income tax reporting purposes of approximately $231.0 million and for state income tax reporting purposes of approximately $103.4 million, which expire at various dates between fiscal 2016 and 2035.  Available net operating loss carryforwards for state income tax reporting purposes were reduced in December 2015, resulting from the sale of net operating loss as described below. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited if the Company experiences a change in ownership as defined in Section 382 of the Internal Revenue Code. The Company’s net operating loss carry forwards available to offset future federal taxable income arising before such ownership changes may be limited. Similarly, the Company may be restricted in using its research credit carry forwards arising before such ownership changes to offset future federal income tax expense.

The majority-owned subsidiary of the Company (IBC Pharmaceuticals, Inc.) is currently under examination by the Internal Revenue Service for the fiscal year ended December 31, 2013.

The Company’s U.S. operations reported a net loss for the three and six-month periods ended December 31, 2015, resulting in a tax benefit that was fully offset by a valuation allowance. Income taxes previously provided for profitable foreign jurisdictions during the first three months of fiscal 2016 were reversed as a result of the net loss for the six-month period ended December 31, 2015 with respect to such jurisdictions.  The Company’s U.S. operations reported a net loss for the three and six-month periods ended December 31, 2014, resulting in a tax benefit that was fully offset by a valuation allowance. Income taxes were provided for profitable foreign jurisdictions at the estimated annual tax rate during the three and six-month periods ended December 31, 2014.

The Company sold certain State of New Jersey State Net Operating Losses (“NOL”) and Research and Development (“R&D”) tax credits through the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program. Pursuant to such sale, during the three and six-month periods ended December 31, 2015, the Company recorded a tax benefit of $3.2 million as a result of its sale of approximately $35.9 million of New Jersey State NOL and $1.3 million of New Jersey R&D tax credits.

The Company has no liability for uncertain tax positions as of December 31, 2015.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three and six-month periods ended December 31, 2015 and 2014. The common stock equivalents excluded from the diluted per share calculation are 27,902,219 and 7,488,710 shares at December 31, 2015 and 2014, respectively.

Net Comprehensive Loss

Net comprehensive loss consists of net loss, unrealized loss on available for sale securities and foreign exchange translation adjustments and is presented in the condensed consolidated statements of comprehensive loss.

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

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, with the issuance of ASU 2015-14, the FASB amended the effective date of this ASU to fiscal years beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is assessing ASU 2014-09’s impact and will adopt it when effective.

3.Marketable Securities

Marketable securities at December 31, 2015 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value

U.S. Treasury Bonds	$9,751	$—	$(12)	$9,739
Certificate of Deposits	8,000	—	(3)	7,997
U.S. Government Sponsored Agencies	25,868	12	(24)	25,856
Corporate Debt Securities	18,777	—	(41)	18,736
	$62,396	$12	$(80)	$62,328

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2015 (in thousands):

		Net Carrying
	Fair Value	Amount
Due within one year	$49,511	$49,695
Due after one year through five years	12,817	12,865
	$62,328	$62,560

Marketable securities at June 30, 2015 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value

U.S. Treasury Bonds	$13,375	$14	$—	$13,389
Certificate of Deposits	6,000	4	—	6,004
U.S. Government Sponsored Agencies	40,694	30	(9)	40,715
Corporate Debt Securities	26,085	2	(29)	26,058
	$86,154	$50	$(38)	$86,166

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2015 (in thousands):

		Net Carrying
	Fair Value	Amount
Due within one year	$46,516	$46,646
Due after one year through five years	39,650	39,831
	$86,166	$86,477

4.Convertible Senior Notes

In February 2015, the Company issued $100.0 million of Convertible Senior Notes  (net proceeds of $96.3 million after deducting the initial purchasers’ fees and offering expenses) in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 144A under the Securities Act. The Convertible Senior Notes will mature on February 15, 2020, unless earlier purchased or converted. The debt issuance costs of approximately $3.7 million, primarily consisting of underwriting, legal and other professional fees, are amortized over the term of the Convertible Senior Notes. The Convertible Senior Notes are senior unsecured obligations of the Company. Interest at 4.75% is payable semiannually on February 15 and August 15 of each year. The effective interest rate on the Convertible Senior Note was 5.48% for the period from the date of issuance through December 31, 2015.

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

The indenture does not limit the amount of debt which may be issued by the Company under the indenture or otherwise, does not contain any financial covenants or restrict the Company from paying dividends, selling or disposing of assets, or issuing or repurchasing its other securities, provided that such event is not deemed to be a fundamental change (as defined in the indenture governing the Convertible Senior Notes). The indenture contains customary terms and covenants and events of default.

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

Total interest expense for the Convertible Senior Notes was $1.4 million and $2.7 million for the three and six-month periods ended December 31, 2015, respectively, including amortization of debt issuance costs of $0.2 million and $0.4 million, respectively.

5.Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, and Convertible Senior Notes. The carrying amount of accounts receivable, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments as of December 31, 2015 and June 30, 2015.

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

Financial instruments recorded on the condensed consolidated balance sheets as of December 31, 2015 and June 30, 2015 are categorized based on the inputs to the valuation techniques as follows (in thousands):

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

Cash equivalents and marketable securities:

	($ in thousands)
December 31, 2015	Level 1	Level 2	Level 3	Total
Money Market Funds	$7,644	$—	$—	$7,644
Marketable Securities:
U.S. Treasury Bonds	9,739	—	—	9,739
Certificate of Deposits	7,997	—	—	7,997
U.S. Government Sponsored Agencies	25,856	—	—	25,856
Corporate Debt Securities	18,736	—	—	18,736
Total	$69,972	$—	$—	$69,972

	($ in thousands)
June 30, 2015	Level 1	Level 2	Level 3	Total
Money Market Funds	$10,138	$—	$—	$10,138
Marketable Securities:
U.S. Treasury Bonds	13,389	—	—	13,389
Certificate of Deposits	6,004	—	—	6,004
U.S. Government Sponsored Agencies	40,715	—	—	40,715
Corporate Debt Securities	26,058	—	—	26,058
Total	$96,304	$—	$—	$96,304

The money market funds noted above are included in cash and cash equivalents.

Convertible Senior Notes

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows (in thousands):

	As of December 31, 2015		As of June 30, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Convertible Senior Notes	$96,989	$86,511	$96,625	$103,800

The fair value of the Convertible Senior Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Senior Notes observed in market trading which are Level 2 inputs.

6.Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Currency	Net Unrealized Gains	Accumulated Other
	Translation	(Losses) on Available-	Comprehensive
	Adjustments	for-Sale Securities	Loss
Balance, July 1, 2015	$(173)	$12	$(161)
Other comprehensive loss before reclassifications	(37)	(78)	(115)
Amounts reclassified from accumulated other comprehensive loss (a)	—	(2)	(2)
Net current-period other comprehensive loss	(37)	(80)	(117)
Balance, December 31, 2015	(210)	(68)	(278)
Balance, July 1, 2014	262	—	262
Other comprehensive loss before reclassifications	(258)	—	(258)
Amounts reclassified from accumulated other comprehensive loss (a)	—	(10)	(10)
Net current-period other comprehensive loss	(258)	(10)	(268)
Balance, December 31, 2014	$4	$(10)	$(6)

(a)	For the six-month periods ended December 31, 2015 and 2014, $2 thousand and $10 thousand was reclassified from accumulated other comprehensive loss to interest and other income, respectively.

All components of accumulated other comprehensive loss are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

7.Stock Incentive Plan

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

Under the Plan option awards are generally granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. Those option awards generally vest based on four years of continuous service and have seven year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant, are vested immediately and have seven year contractual terms. At December  31, 2015, there were 17,067,955 shares of common stock reserved for possible future issuance under the Plan, both currently outstanding (7,318,859 shares) and those available to be issued for future grants (9,749,096 shares).

The weighted average fair value at the date of grant for options granted during the six-month periods ended December 31, 2015 and 2014 were $1.00 and $1.80 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding and the expected stock price volatility is based on the Company’s daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the six-month period ended December 31, 2015 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
				(in 000’s)
Outstanding, July 1, 2015	4,525,340	$3.48
Granted	601,431	$2.04
Exercised	(88,250)	$2.24
Cancelled or forfeited	(3,500)	$4.09
Outstanding, December 31, 2015	5,035,021	$3.33	3.58	$1,212
Exercisable, December 31, 2015	3,475,370	$3.32	2.57	$611

A summary of the Company’s non-vested restricted and performance stock units at December 31, 2015, and changes during the six-month period ended December 31, 2015 are presented below:

		Weighted-Average
		per Share of
Outstanding Non-Vested		Market Value on
Restricted and Performance Stock Units	Number of Awards	Grant Date
Non-vested at July 1, 2015	706,881	$4.30
Restricted Units Granted(a)	272,081	$2.05
Restricted Units Granted – vesting based on certain market conditions(b)	1,500,000	$2.28	(c)
Vested/Exercised	(195,124)	$3.88
Non-vested at December 31, 2015	2,283,838	$2.74

(a)

For the six-month period ended December 31, 2015, 198,864 restricted stock units were awarded to the Company’s President and Chief Executive Officer and 15,341 restricted stock units were awarded to the Company’s Chief Financial Officer.

(b)	For the six-month period ended December 31, 2015, 1,500,000 restricted stock units were awarded to the Company’s Chairman, Chief Scientific Officer and Chief Patent Officer.
(c)	Represents fair value on date of grant determined by using Monte Carlo simulation technique.

The Company has 3,843,489 non-vested options, restricted stock units and performance stock units outstanding as of December 31, 2015. As of December 31, 2015, there was $7.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.5 years. The Company recorded $1.1 million and $2.0 million for total stock-based compensation expense for employees, executive officers and non-employee Board members for the three and six-month periods ended December 31, 2015, respectively as compared to $0.9 million and $1.5 million for the three and six-month periods ended December 31, 2014, respectively.

Each non-employee Board member who continues to serve on the Board shall receive on the date of the annual stockholders meeting a grant of non-qualified stock options and restricted stock units, each equal in value to $45 thousand. The Company recognizes the related stock-based compensation expense ratably over the fiscal year. In total, the Company recorded $46 thousand and $91 thousand for stock-based compensation expense for these non-employee Board members restricted stock units for each of the three and six-month periods ended December 31, 2015 and 2014, respectively. Stock-based compensation expense regarding non-qualified stock options for these non-employee Board members become vested and are expensed when issued, during the second quarter of each fiscal year.

On August 20, 2015, the Company awarded an additional 214,205 restricted stock units to certain executive officers of the Company at the closing price on that date ($1.76 per share). These restricted stock units will vest over a four year period. As of December 31, 2015, there was $1.2 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these executive officers, excluding performance stock units. The cost is being recognized over a weighted-average period of 2.5 years. The Company recorded $0.2 million and $0.3 million for stock-based compensation expense for restricted stock units for the three and six-month periods ended December 31, 2015, respectively, and $0.2 million and $0.4 million for the three and six-month periods ended December 31, 2014, respectively.

As part of the Amended and Restated Employment Agreement with Dr. Goldenberg which became effective July 1, 2015, (see Note 11), Dr. Goldenberg received a grant of 1,500,000 Restricted Stock Units, which shall vest, if at all, after the three (3) year period commencing on the grant date of July 14, 2015, provided the applicable milestones based on achievement of certain market conditions (stock prices) are met and conditioned upon Dr. Goldenberg's continued employment through the vesting period, subject to the terms and conditions of the Restricted Stock Units Notice and the Restricted Stock Units Agreement and such other terms and conditions as set forth in the grant agreement. The Company recorded $0.3 million and $0.5 million for the stock-based compensation for the three and six-month periods ended December 31, 2015 for this agreement. There is $2.9 million of total unrecognized compensation cost related to these non-vested Restricted Stock Units granted as of December 31, 2015. That cost is being recognized over a remaining weighted-average period of 2.5 years.

During fiscal year 2014 the Company awarded certain executive officers Performance Units (as such term is defined in the Plan) of up to 389,864 units of restricted stock units which are subject to attainment of certain performance milestones as well as certain continued service requirements. All or a portion of the Performance Units vest based upon the level of achievement of the milestones set forth in each agreement, which is expected to be achieved within five years of the grant date. The Performance Units that vest based upon attainment of the performance milestone will be exercisable based on a percentage basis on the attainment of anniversary dates. During the six-month period ended December 31, 2015, the Company awarded 19,493 of these restricted stock units to the executive officers as a result of achieving one of the performance milestones. In fiscal year 2015,  116,959 units were awarded from achieving two performance milestones. As of December 31, 2015, one performance milestone has not been achieved and there are 253,412 Performance Units available if all performances are achieved within five years of grant date. The Company recorded $0.1 million and $0.2 million for the stock-based compensation for the three and six-month periods ended December 31, 2015, as compared to $0.2 million for the stock-based compensation for the three and six-month periods ended December 31, 2014, respectively. There is $0.3 million of total unrecognized compensation cost related to these non-vested Performance Units granted as of December 31, 2015. That cost is being recognized over a weighted-average period of 2.1 years. The unrecognized compensation cost is subject to modification on a quarterly basis based on review of performance probability and requisite achievement periods.

8.Geographic Segments

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the three and six-months ended December 31, 2015 and 2014 ($ in thousands):

	As of and for the three months ended
	December 31, 2015
	United
	States	Europe	Total
Total assets	$80,833	$1,131	$81,964
Property and equipment, net	3,109	28	3,137
Revenues	81	590	671
Loss before income tax benefit	(16,761)	(216)	(16,977)

	As of and for the three months ended
	December 31, 2014
	United
	States	Europe	Total
Total assets	$24,573	$2,214	$26,787
Property and equipment, net	2,053	—	2,053

Revenues	241	762	1,003
(Loss) income before income tax expenses	(11,517)	78	(11,439)

	Six Months Ended
	December 31, 2015
	United
	States	Europe	Total
Total revenues	$231	$1,171	$1,402
Loss before income tax benefit	(32,188)	(186)	(32,374)

	Six Months Ended
	December 31, 2014
	United
	States	Europe	Total
Total revenues	$610	$1,465	$2,075
(Loss) income before tax expenses	(23,972)	102	(23,870)

9.Related Party Transactions

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

The Company incurred $5 thousand and $14 thousand of legal expenses on behalf of CMMI for patent related matters for the three and six-month periods ended December 31, 2015, as compared to $12 thousand and $22 thousand for the three and six-month periods ended December 31, 2014, respectively. The Company has first rights to license those patents, and may decide whether or not to support them. However, any inventions made independently of the Company by CMMI are the property of CMMI.

For the three and six-month periods ended December 31, 2015, Dr. Goldenberg received approximately $22 thousand and $44 thousand, respectively, in compensation for his services to IBC. For the three and six-month periods ended December 31, 2014, such compensation was approximately $21 thousand and $42 thousand, respectively.

10.License and Collaboration Agreements

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

The Company also issued to UCB on December 27, 2011 a 5-year warrant to purchase one million shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $8.00 per share. In exchange for the right to sublicense its rights in epratuzumab to a third party and the warrant issuance, the Company received a non-refundable cash payment of $30.0 million in January 2012. Further, under the terms of the Amendment Agreement, UCB surrendered its buy-in right with respect to epratuzumab in the field of oncology, which had been granted under the UCB Agreement. As of December 31, 2015, UCB has not executed a sublicense agreement with a third-party.

Collectively, pursuant to the UCB Agreement and the Amendment Agreement the Company is entitled to receive (i) up to $130.0 million in cash payments and $20.0 million in equity investments in regulatory milestone payments and (ii) up to $260.0 million related to the achievement of specified product sales milestones. The Company is also entitled to product royalties ranging from a mid-teen to mid-twenty percentage of aggregate annual net sales under the UCB Agreement and Amendment Agreement during the product royalty term, (subject to reduction in certain circumstances). No development milestone, commercialization milestone or royalty payments were achieved through December 31, 2015. There can be no assurance that the development or commercialization milestones or royalty payment thresholds under the UCB Agreement and Amendment Agreement will be met and therefore there can be no assurance that the Company will receive such future payments.

On July 28, 2015, UCB announced that the two Phase 3 EMBODY™ clinical trials for epratuzumab in SLE did not meet the primary clinical efficacy endpoints in either dose in both studies. UCB is in the process of analyzing the full set of data from both studies. The UCB Agreement is still in effect. At this time it is unclear if any milestones will be achieved.

The UCB Agreement shall terminate in accordance with the terms thereof, by mutual written consent. In the event UCB decides to cease all development and commercialization of epratuzumab pursuant to the Agreement, UCB must promptly notify the Company, and the UCB Agreement will be deemed expired 30 days following receipt of notice. Either the Company or UCB has the right to terminate the UCB Agreement by notice in writing to the other party upon or after any material breach of the UCB Agreement by the other party, if the other party has not cured the breach within 60 days after written notice to cure has been given, with certain exceptions. Upon termination of the UCB Agreement, among other things, all rights and licenses granted by the Company to UCB shall terminate, all rights of UCB under the Immunomedics Patent Rights (as defined in the UCB Agreement) and Immunomedics Know-How (as defined in the UCB Agreement) shall revert to the Company, and UCB shall cease all use of the Immunomedics Patent Rights and Immunomedics Know-How. Further, all regulatory filings and Approvals (as defined in the UCB Agreement) and any other documents relating to or necessary to further develop and commercialize the Licensed Compound (as defined in the UCB Agreement) and Licensed Products (as defined in the UCB Agreement), including, without limitation, all sublicenses granted by UCB, and all of UCB's right, title and interest therein and thereto, shall be assigned to the Company at the Company's option. No additional amounts shall be payable on events occurring after the effective date of termination.

11.Commitments and Contingencies

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

In lieu of any annual performance equity or equity-based grants throughout the term of the Amended and Restated Goldenberg Agreement, Dr. Goldenberg received a grant of 1,500,000 Restricted Stock Units (as such term is defined in the Plan), which shall vest, if at all, after the three 3 year period commencing on the grant date of July 14, 2015, provided the applicable milestones based on achievement of certain market conditions (stock prices) are met and conditioned upon Dr. Goldenberg's continued employment through the vesting period, subject to the terms and conditions of the Restricted Stock Units Notice and the Restricted Stock Units Agreement and such other terms and conditions as set forth in the grant agreement.

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

12.Subsequent Events

On January 21, 2016, the Company received another $1.9 million in proceeds as a result of a second sale of approximately $30.3 million of New Jersey NOL’s and $0.2 million of New Jersey R&D tax credits. The receipt of the proceeds of this sale will be recorded as a tax benefit during the three-month period ending March 31, 2016.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our most advanced candidate is 90Y-clivatuzumab tetraxetan. The radiolabeled antibody is in a Phase 3 registration trial in patients with advanced pancreatic cancer.  We expect patient enrollment to be completed in calendar year 2016. Our portfolio of investigational products also includes antibody-drug conjugates (“ADCs”) that are designed to deliver a specific payload of a chemotherapeutic directly to the tumor while reducing overall toxicities that are usually found with conventional administration of these chemotherapeutic agents. Our most advanced ADCs are sacituzumab govitecan (“IMMU-132”) and labetuzumab govitecan (“IMMU-130”), which are in Phase 2 trials for a number of solid tumors and metastatic colorectal cancer (“mCRC”), respectively.

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

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of December  31, 2015, we employed 14 professionals in our research and development departments and 26 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

 Currently, clinical development for sacituzumab govitecan focuses on a number of select types of solid cancers including TNBC, SCLC, NSCLC and certain other cancers. Interim Phase 2 results in patients with metastatic TNBC were updated at the 2015 San Antonio Breast Cancer Symposium.

Despite the late-stage setting, sacituzumab govitecan, as a single agent, produced an interim objective response rate (ORR) of 31% by RECIST 1.1 in 58 evaluable patients, with 78% of these responding patients confirmed with a follow-up computed tomography scan, including 2 patients with a complete response.

Among the 60 intent-to-treat patients, the interim median progression-free survival (PFS) was 6.0 months, with 58% of these patients having experienced a PFS event. Importantly, there is a significant positive correlation between PFS and maximal tumor shrinkage relative to baseline (R=0.62, P<0.001) for the 31 patients whose cancer had progressed after reporting stable disease, partial or complete response as their best response. Median overall survival data were too early to report, with 83% of patients still alive.

Sacituzumab govitecan has an acceptable interim safety profile in the 60 mTNBC patients reported at the Symposium. The major toxicity was Grade 3 or 4 neutropenia in 15% of patients. Severe diarrhea, commonly reported with irinotecan, was rare with only 5% Grade 3/4 incidents. Moreover, repeated doses can be given over months without evoking interfering anti-sacituzumab govitecan antibodies from patients’ own immune system.

We have filed a multicenter, international, randomized, open-label Phase 3 study of approximately 328 patients with mTNBC who are refractory or relapsing after at least 2 prior chemotherapies for their metastatic disease. In accordance with our Special Protocol Assessment (SPA) agreement with the FDA, the primary endpoint of the trial will be PFS, which will be measured by an independent centralized and blinded group of radiology experts who will be assessing tumor response using RECIST 1.1 criteria. Overall survival, ORR, duration of response, and time to onset of response will serve as secondary endpoints.

Certain patents relating to the protein sequence of the hRS7 antibody used in sacituzumab govitecan have a 2023 expiration in the U.S. and 2029 overseas. Other patents relating to use of hRS7 for cancer therapy, including the SN-38 conjugated form of hRS7 used in sacituzumab govitecan, extend to 2033.

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

Although certain patents relating to labetuzumab used in labetuzumab govitecan expired in 2014 in the U.S. and in 2015 overseas, others expire in 2016. Other patents relating to use labetuzumab for cancer therapy, including the SN-38 conjugated form of labetuzumab used in labetuzumab govitecan, extend to 2033.

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

In autoimmune diseases, we have studied the subcutaneous formulation of veltuzumab in patients with immune thrombocytopenia (“ITP”) in a Phase 1/2 trial. This trial, designed to evaluate different dosing schedules, has completed patient accrual and patients will be followed for up to five years.  The Office of Orphan Products Development of FDA has granted orphan status for the use of veltuzumab for the treatment of ITP.

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

IMMU-114

IMMU-114 is a novel humanized antibody directed against an immune response target, HLA-DR, under development for the treatment of patients with B-cell cancers. HLA-DR is a receptor located on the cell surface whose role is to present foreign objects to the immune system for the purpose of eliciting an immune response. Increased presence of HLA-DR in hematologic cancers has made it a prime target for antibody therapy. The anti-HLA-DR antibody is being evaluated as a subcutaneously administered monotherapy for patients with NHL or CLL in a Phase 1 study. First results from this study were presented at the 2015 Annual Meeting of the American Society of Hematology.

Seventeen patients with a median of 2 prior therapies (range 1 – 7) had been enrolled. All 17 patients had failed rituximab or other anti-CD20 antibody therapies. Ten patients in the initial dose-escalation phase of the study received 200 mg IMMU-114 injections once, twice, or thrice weekly for the first 3 weeks of a 4-week cycle. All patients receive 2 consecutive treatment cycles, followed 4 weeks later by elective maintenance therapy.

While the maximum tolerated dose was not determined, with lack of toxicity and preliminary efficacy already observed at the two lowest dose levels, the twice-weekly dosing schedule was chosen for subsequent patients enrolled. Treatment response was assessed using 2007 IWG-NHL or 2008 IW-CLL criteria 4 weeks after cycle 2, then every 3 months until disease progression.

In total, five assessable patients had evidence of treatment response (stable disease, partial and complete responses), including one patient with follicular lymphoma who reported a complete response and another with stable disease, as well as one patient with diffuse large B-cell lymphoma with a partial response and two patients with CLL having partial responses.

Subcutaneous injections of IMMU-114 were well tolerated by patients, with only local skin reactions at the injection sites, which were all mild to moderate and transient. Furthermore, only one patient had evidence of immunogenicity of uncertain significance and no other cytopenias or changes in routine safety laboratory results occurred.

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

Three-Month Period Ended December  31, 2015 Compared to 2014

Revenues

Revenues for the three-month period ended December  31, 2015 were $0.7 million, as compared to $1.0 million for the three-month period ended December  31, 2014, representing a decrease of $0.3 million, or approximately 30%. Product sales for the three-month period ended December  31, 2015 were $0.6 million, as compared to $0.8 million for the same period in 2014, a decline of approximately 25% due equally to lower sales volume of LeukoScan in Europe and unfavorable currency rates. Research and development revenues for the three-month periods ended December  31, 2015 and 2014 were $0.1 million and $0.2 million, respectively, due primarily to a decline in the number of government funded research grants.

Costs and Expenses

Total costs and expenses for the three-month period ended December  31, 2015 were $16.4 million, as compared to $12.5 million for the same period in 2014, representing an increase of $3.9 million, or approximately 31%. Research and development expenses for the three-month period ended December  31, 2015 were $14.3 million, as compared to $10.4 million for the same period in 2014,  representing an increase of $3.9 million, or approximately 38%. This increase was primarily due to increased product development expenses related to the Phase 3 PANCRIT-1 and the Phase 2 antibody-drug conjugates’ clinical trials.

Cost of goods sold for both three-month periods ended December  31, 2015 and 2014 were $0.1 million. Gross profit margins were approximately 89% for the three months ended December 31, 2015 as compared to approximately 91%  for the three months ended December 31, 2014. Sales and marketing expenses for the three-month periods ended December  31, 2015 and 2014 were $0.4 million and $0.2 million, respectively.  This increase was primarily due to changes in the clinical and commercial operations in Europe. General and administrative expenses were $1.6 million for the three month period ended December  31, 2015 representing a decrease of $0.3 million, or approximately 16%, as compared to $1.9 million for the three month period ended December  31, 2014. This decrease is primarily attributable to approximately $0.2 million of reduced legal and professional fees (regarding the arbitration proceedings with Takeda-Nycomed, which concluded during the 2015 fiscal year).

Interest Expense

Interest expense for the three-month period ended December  31, 2015 was $1.4 million, which related to the issuance in February 2015 of $100.0 million of 4.75% Convertible Senior Notes due in February 2020 and included amortization of debt issuance costs of $0.2 million. There was no interest expense for the three-month period ended December  31, 2014.

Income Tax Benefit (Expense)

Income tax benefit was $3.2 million for the three-month period ended December 31, 2015 as compared to an income tax expense of $27 thousand for the same period in 2014.  The income tax benefit relates to the sale of a portion of our New Jersey State Tax NOL’s and R&D tax credits in 2015.  No NOL’s or R&D tax credits were sold during the three-month period ended December 31, 2014.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net loss attributable to Immunomedics, Inc. common stockholders for the three-month period ended December  31, 2015 was $13.7 million, or $0.15 per share, as compared to a net loss of $11.4 million, or $0.12 per share, in the same period in 2014. The $2.3 million increase in the net loss in the current quarter was primarily due to increased research and development cost related to clinical trials and interest expense for the convertible senior notes, partially offset by the New Jersey State tax benefit received.

Six-Month Period Ended December 31, 2015 Compared to 2014

Revenues

Revenues for the six-month period ended December 31, 2015 were $1.4 million as compared to $2.1 million for the same period in 2014, representing a decrease of $0.7 million, or approximately 33%. Product sales for the six-month period ended December 31, 2015 were $1.2 million as compared to $1.5 million for the same period in 2014, representing a decrease of $0.3 million, or approximately 20%, due to unfavorable fluctuations in the currency rates in Europe and lower sales volume of LeukoScan. Research and development revenues for the six-month period ended December 31, 2015 were $0.2 million as compared to $0.6 million for the previous year, a decline of 0.4 million or approximately 67%, due primarily to a decline in the number of government funded research grants.

Costs and Expenses

Total costs and expenses for the six-month period ended December 31, 2015 were $31.2 million as compared to $26.0 million for the same period in 2014, representing an increase of $5.2 million, or approximately 20%. Research and development expenses for the six-month period ended December 31, 2015 were $27.2 million as compared to $19.8 million for the same period in 2014, representing an increase of $7.4 million, or approximately 37%. This increase was primarily due to higher phase 3 clinical trial expenses for clivatuzumab tetraxetan and increased product development expenses related to the antibody-drug conjugates’ clinical trials.

Cost of goods sold for each of the six-month periods ended December 31, 2015 and 2014 was $0.1 million. Gross profit margins were approximately 90% for both the first six-months of fiscal 2016 and fiscal 2015. Sales and marketing expenses increased from $0.4 million for the six-month period ended December 31, 2014 to $0.5 million for the six-month period ended December 31, 2015. General and administrative costs were $3.3 million for the six-month period ended December 31, 2015 and $5.7 million for the same period in 2014 representing a decrease of $2.4 million, or approximately 42%. This decrease is primarily attributable to approximately $2.4 million of reduced legal and professional fees in fiscal 2016 regarding the arbitration proceedings with Takeda-Nycomed, which concluded during the 2015 fiscal year.

Interest Expense

Interest expense for the six-month period ended December 31, 2015 was $2.8 million, which related to the issuance in February 2015 of $100.0 million of 4.75% Convertible Senior Notes, due in February 2020 and included amortization of debt issuance costs of $0.4 million. There was no interest expense for the six-month period ended December 31, 2014.

Income Tax Benefit (Expense)

Income tax benefit was $3.2 million for the six-month period ended December 31, 2015 as compared to an income tax expense of $39 thousand for the same period in 2014.  The income tax benefit relates to the sale of a portion of our New Jersey State Tax NOL’s and R&D tax credits in 2015. No NOL’s or R&D tax credits were sold during the six month period ended December 31, 2014.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net Loss Attributable to Immunomedics, Inc. stockholders for the six-month period ended December 31, 2015 was $29.1 million or $0.31 per share, as compared to net loss of $23.8 million, or $0.26 per share, for the same period in 2014, representing an increased net loss of $5.3 million. The increase of the net loss was primarily due to increased research and development cost related to clinical trials and interest expense for the convertible senior notes, partially offset by the income tax benefit and reduced legal and professional fees.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operating activities. Net cash used in operating activities for the six-month period ended December  31, 2015 was $21.8 million as compared to $19.6 million net cash used in operating activities for the six-month period ended December  31, 2014.  The increase in cash used in operating activities in fiscal 2016 primarily resulted from a $5.3 million increase in our net loss between the two periods under comparison  (which includes $3.2 million of cash proceeds for the income tax benefit in fiscal 2016). This increase was partially offset by non-cash expenses and a $3.1 million increase of accounts payables and accrued expenses over the prior year end, (primarily as a result of increased phase 3 clinical trial expenses for clivatuzumab tetraxetan).

Cash flows from investing activities. Net cash provided by investing activities for the six-months ended December  31, 2015 was $22.1 million as compared to $15.8 million of net cash provided by investing activities for the six months ended December  31, 2014. The increase in cash flow provided by investing activities for fiscal 2016 of $6.3 million resulted from an increase in the sales or maturities of marketable securities, net of purchases, of $7.2 million, which were partially offset by an increase in capital expenditures of $0.8 million.

Cash flows from financing activities. Net cash used in financing activities for the six-month period ended December  31, 2015 was $27 thousand as compared to $0.1 million of net cash used in financing activities for the six-months ended December  31, 2014.

Working Capital and Cash Requirements

At December  31, 2015, we had working capital of $63.6 million, which was approximately $27.8 million lower than the working capital of $91.4 million at June 30, 2015. Our cash, cash equivalents and marketable securities amounted to $76.0 million at December  31, 2015, representing a decrease of $23.6 million from $99.6 million at June 30, 2015. The decreases were primarily a result of our use of $21.8 million of cash for operations and $1.2 million used for capital expenditures.

Our budgeted cash requirements in fiscal year 2016 are expected to be in the range of $52.0 to $54.0 million, including interest costs of $4.8 million for the outstanding Convertible Senior Notes as issued in February 2015. Based on our cash flow projections, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. Cash requirements for research and development efforts in fiscal year 2017 are expected to decline as compared to the fiscal 2016 level, due primarily to the expected completion of the phase 3 clinical trial for clivatuzumab tetraxetan.

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

We continue to pursue business development and licensing arrangements as a potential source of financing. These activities include any new parties who may be interested in our clinical programs as well as any licenses to our intellectual property estate. Our current partners, Bayer and UCB, S.A., State and Federal Grants, along with potential debt and equity financing may also be other sources of financing.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures: We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules promulgated by the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

(b)Changes in Internal Controls over Financial Reporting: There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

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

Item 1A.RISK FACTORS

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

We have incurred significant operating losses since our formation in 1982. As of December  31, 2015, we had an accumulated deficit of approximately $339 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our existing licensing agreement with UCB and the collaboration agreement with Bayer. On July 28, 2015, UCB announced that the two Phase 3 EMBODY™ clinical trials for epratuzumab in SLE did not meet the primary clinical efficacy endpoints in either dose in both studies. UCB is in the process of analyzing the full set of data from both studies. The Agreement with UCB is still in effect. At this time it is unclear if any milestones will be achieved. The timing of when we are able to record licensing fee revenue from such agreements has varied historically and may result in quarterly or annual profits or losses that are not necessarily reflective of our business operations or related cash flows. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging product for which our patent protection has recently expired (which may leave us vulnerable to increased competition, for example, from generic manufacturers). In addition, we have made the strategic decision to de-emphasize sales of our diagnostic product and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. Although we may have net income from time to time based on the timing and amount of proceeds received under collaborative agreements, we expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

Clinical trials involve the administration of a product candidate to patients who are already extremely ill, making patient enrollment often difficult and expensive. Moreover, even in ideal circumstances where the patients can be enrolled and then followed for the several months or more required to complete the study, the trials can be suspended, terminated, delayed or otherwise fail for any number of reasons, including:

•	later-stage clinical trials may raise safety or efficacy concerns not readily apparent in earlier
•	trials or fail to meet the primary endpoint;
•	unforeseen difficulties in manufacturing the product candidate in compliance with all regulatory requirements and in the quantities needed to complete the trial which may become cost-prohibitive;
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

Our budgeted cash requirements in fiscal year 2016 are expected to be in the range of $52 to $54 million, including interest costs of $4.8 million for the outstanding Convertible Senior Notes issued in February 2015. Based on our cash flow projections, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. Cash requirements for research and development efforts in fiscal year 2017 are expected to decline as compared to 2016, primarily due to the expected completion of the phase 3 clinical trial for clivatuzumab tetraxetan. Future financial demands include ongoing operating expenses, Phase 3 and Phase 2 clinical trials, further development of various clinical trial programs in fiscal 2017 and beyond. We will continue to require additional funding in order to fund our operations and programs. As of December  31, 2015, we have approximately $76.0 million of cash, cash equivalents and marketable securities.

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

As of December  31, 2015, our total consolidated indebtedness was $113.9 million, including our obligations under our 4.75% Convertible Senior Notes. We intend to fulfill our current debt service obligations, including repayment of the principal from our existing cash and investments, as well as the proceeds from potential licensing agreements and any additional financing from equity or debt transactions. However, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Senior Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow to meet these obligations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive, or delaying or curtailing research and development programs. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

We may add lease lines to finance capital expenditures and may obtain additional long‑term debt and lines of credit. If we issue other debt securities in the future, our debt service obligations will increase further.

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

•	increasing our vulnerability to general adverse economic and industry conditions;
•	limiting our ability to obtain additional financing;
•	limiting our ability to sell assets if deemed necessary;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and
•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

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

Sales of our common stock (including the issuance of shares upon conversion of convertible debt) in the public market could materially and adversely affect the market price of shares. We have outstanding $100 million principal amount of 4.75% Convertible Senior Notes that convert to common stock at prices equivalent to $5.11 (subject to adjustment for certain dilutive events). Our obligation to convert the 4.75% Notes upon demand by the holders may depress the price of our common stock and also make it more difficult for us to sell equity securities or equity‑related securities in the future at a time and price that we deem appropriate.

As of December  31, 2015 we had 94,707,194 shares of common stock outstanding, plus (1) $100 million of principal amount of 4.75% Convertible Senior Notes convertible into up to approximately 19,583,360 shares of common stock at the conversion rate of $5.11 subject to adjustment as described in the indenture, (2) 5,035,021 options to purchase shares of common stock with a weighted‑average exercise price of $3.33 per share, (3) 783,838 restricted stock units to purchase shares of common stock as they are vested, (4) 9,749,069 options to purchase shares of common stock under the Plan (5) 1,500,000 of restricted stock units issued to Dr. Goldenberg as part of the Amended and Restated Employment Agreement and (6) warrants to purchase 1,000,000 shares of common stock with an exercise price of $8.00. All of the remaining 22,641,491 shares of common stock are freely tradable without restriction.

Our outstanding Convertible Senior Notes, options and warrants may adversely affect our ability to consummate future equity‑based financings due to the dilution potential to future investors.

Due to the number of shares of common stock we are obligated to issue pursuant to outstanding Convertible Senior Notes, options and warrants, potential investors may not purchase our future equity offerings at market price because of the potential dilution such investors may suffer as a result of the exercise of the outstanding Convertible Senior Notes, options and warrants.

Our outstanding 4.75% Convertible Senior Notes may adversely affect our ability to consummate future equity‑based financings due to the restrictive covenants contained in the Indenture pursuant to which the 4.75% Notes were issued.

Holders of our 4.75% Notes have certain rights that may inhibit our ability to raise additional capital. Those rights include (a) full‑ratchet anti‑dilution protection in the event we sell securities at a price lower than the applicable conversion or exercise price of the 4.75% Notes and (b) the right to pro rata participation in any future financing.

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

As of December  31, 2015, Dr. David M. Goldenberg, our Chairman of the Board, Chief Scientific Officer and Chief Patent Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 8% of our outstanding common stock and approximately 7% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

ITEM 6.EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Exhibit Index” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

February 3, 2016	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

February 3, 2016	By:	/s/ Peter P. Pfreundschuh
Peter P. Pfreundschuh
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Amendment, dated November 30, 2015, to the Amended and Restated Employment Agreement, entered into on July 14, 2015 and effective as of July 1, 2015, between the Company and Dr. David M. Goldenberg.*

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended December  31, 2015, formatted in XBRL (eXtensible Business Reporting Language) filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*Filed herewith.