Form 10-Q
period 2016-03-31
IMMUNOMEDICS INC
filed 2016-05-04
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares of the registrant’s common stock outstanding as of May 3, 2016  was 94,804,080.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$11,209,309	$13,452,775
Marketable securities	50,369,863	86,165,532
Accounts receivable, net of allowance for doubtful accounts of $85,254 at March 31, 2016 and $54,177 at June 30, 2015	590,820	345,627
Inventory	170,680	584,424
Other receivables	270,817	857,068
Prepaid expenses	1,562,352	1,136,103
Other current assets	270,146	945,673
Total current assets	64,443,987	103,487,202
Property and equipment, net of accumulated depreciation of $28,396,052 and $27,891,272 at March 31, 2016 and June 30, 2015, respectively	3,167,554	2,241,838
Other long-term assets	30,000	50,566
Total Assets	$67,641,541	$105,779,606

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$13,535,994	$11,808,223
Deferred revenues	265,692	271,667
Total current liabilities	13,801,686	12,079,890
Convertible senior notes – net of unamortized debt issuance costs of $2,828,057 at March 31, 2016 and $3,375,423 at June 30, 2015	97,171,943	96,624,577
Other liabilities	1,674,397	1,599,760
Commitments and Contingencies	—	—
Stockholders’ Deficit:
Preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2016 and at June 30, 2015	—	—
Common stock, $.01 par value; authorized 155,000,000 shares; issued 94,836,015 shares and outstanding 94,801,290 shares at March 31, 2016; and issued 94,546,578 shares and outstanding 94,511,853 shares at June 30, 2015	948,359	945,465
Capital contributed in excess of par	307,907,709	305,229,354
Treasury stock, at cost: 34,725 shares at March 31, 2016 and at June 30, 2015	(458,370)	(458,370)
Accumulated deficit	(352,603,921)	(309,468,004)
Accumulated other comprehensive loss	(113,868)	(161,092)
Total Immunomedics, Inc. stockholders’ deficit	(44,320,091)	(3,912,647)
Noncontrolling interest in subsidiary	(686,394)	(611,974)
Total stockholders’ deficit	(45,006,485)	(4,524,621)
Total Liabilities and Stockholders' Deficit	$67,641,541	$105,779,606

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenues:
Product sales	$543,145	$694,329	$1,714,340	$2,183,626
License fee and other revenues	266,096	250,000	302,324	250,000
Research and development	89,838	238,369	284,397	823,861
Total revenues	899,079	1,182,698	2,301,061	3,257,487

Costs and Expenses:
Costs of goods sold	337,675	72,771	460,458	218,040
Research and development	13,298,860	10,385,422	40,473,666	30,142,289
Sales and marketing	248,425	285,708	778,642	689,140
General and administrative	1,580,824	1,564,536	4,960,959	7,239,764
Total costs and expenses	15,465,784	12,308,437	46,673,725	38,289,233
Operating loss	(14,566,705)	(11,125,739)	(44,372,664)	(35,031,746)
Interest expense	(1,369,955)	(720,795)	(4,109,866)	(720,795)
Interest and other income	81,911	32,838	257,631	69,126
Foreign currency transaction (loss) gain, net	(38,699)	28,873	(42,210)	29,035
Loss before income tax benefit (expense)	(15,893,448)	(11,784,823)	(48,267,109)	(35,654,380)
Income tax benefit (expense)	1,871,772	(3,327)	5,056,772	(42,182)
Net loss	(14,021,676)	(11,788,150)	(43,210,337)	(35,696,562)
Less: Net loss attributable to noncontrolling interest	(25,631)	(32,003)	(74,420)	(94,760)
Net loss attributable to Immunomedics, Inc. stockholders	$(13,996,045)	$(11,756,147)	$(43,135,917)	$(35,601,802)
Loss per common share attributable to Immunomedics, Inc. stockholders (basic and diluted):	$(0.15)	$(0.13)	$(0.46)	$(0.38)
Weighted average shares used to calculate loss per common share (basic and diluted)	94,748,252	93,351,708	94,669,326	93,201,307
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	72,837	(253,502)	35,566	(511,335)
Unrealized gain on securities available for sale securities	90,925	16,220	11,658	5,769
Other comprehensive income (loss)	163,762	(237,282)	47,224	(505,566)
Comprehensive loss	(13,857,914)	(12,025,432)	(43,163,113)	(36,202,128)
Less comprehensive loss attributable to noncontrolling interest	(25,631)	(32,003)	(74,420)	(94,760)
Comprehensive loss attributable to Immunomedics, Inc. stockholders	$(13,832,283)	$(11,993,429)	$(43,088,693)	$(36,107,368)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(43,210,337)	$(35,696,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	504,780	408,643
Amortization of deferred revenue	(5,975)	(9,399)
Amortization of bond premiums	538,200	307,227
Amortization of debt issuance costs	547,366	99,337
Amortization of deferred rent	74,637	74,637
Gain on sale of marketable securities	(1,844)	(10,203)
Increase (decrease) in allowance for doubtful accounts	31,077	(20,752)
Non-cash expense related to stock compensation	2,840,560	2,117,582
Non-cash decrease in value of life insurance policy	20,566	53,705
Changes in operating assets and liabilities	2,742,797	2,296,242
Net cash used in operating activities	(35,918,173)	(30,379,543)
Cash flows from investing activities:
Purchases of marketable securities	(2,749,117)	(82,298,796)
Proceeds from sales/maturities of marketable securities	38,020,088	26,748,771
Purchases of property and equipment	(1,430,759)	(581,528)
Net cash provided by (used in) investing activities	33,840,212	(56,131,553)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	100,000,000
Payment of debt issuance costs	—	(3,657,214)
Exercise of stock options	158,079	505,011
Tax withholding payments for stock compensation	(317,390)	(518,995)
Net cash (used in) provided by financing activities	(159,311)	96,328,802
Effect of changes in exchange rates on cash and cash equivalents	(6,194)	(716,041)
Net (decrease) increase in cash and cash equivalents	(2,243,466)	9,101,665
Cash and cash equivalents beginning of period	13,452,775	6,961,494
Cash and cash equivalents end of period	$11,209,309	$16,063,159
Supplemental disclosure of cash flow information:
Interest paid	$4,802,778	$—

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

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and the instructions to the Quarterly Report on Form 10‑Q and Regulation S‑X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. Operating results for the three and nine-month periods ended March  31, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2016, or any other period.

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

As of March 31, 2016, the Company had cash, cash equivalents and marketable securities totaling $61.6 million. The Company’s budgeted cash requirements in fiscal year 2016 includes expenses related to the clivatuzumab tetraxetan Phase 3 clinical trial for the treatment of patients with pancreatic cancer, activities in preparing for the Phase 3 clinical trials for sacituzumab govitecan, as well as expenses for the ongoing Phase 2 expansion ADC clinical trials (sacituzumab govitecan and labetuzumab govitecan). On March 14, 2016, the Company announced the termination of the clivatuzumab tetraxetan Phase 3 clinical trial.  The decision to terminate the trial early was based on the recommendation from the independent Data and Safety Monitoring Board (DSMB).

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

Future financial demands include ongoing operating expenses, Phase 2 clinical trials, potential Phase 3 clinical trials for sacituzumab govitecan and further development of various clinical trial programs in fiscal 2017 and beyond. The Company would require additional funding in order to complete any Phase 3 clinical trials. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with its available financial resources. These financial resources may not be adequate to sustain its operations and the Company will be required to finance future cash needs through strategic collaboration agreements, or the sale of additional equity or debt securities. However, the Company cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders. The capital markets have experienced volatility in recent years, which has resulted in uncertainties with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. Having insufficient funds may require the Company to delay, scale-back or eliminate some or all of its programs or renegotiate less favorable terms than it would otherwise choose. Failure to obtain adequate financing also may adversely affect its ability to operate as a going concern.

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

Principles of Consolidation and Presentation

The condensed consolidated financial statements include the accounts of Immunomedics and its subsidiaries. Noncontrolling interests in consolidated subsidiaries in the condensed consolidated balance sheets represent minority stockholders’ proportionate share of the deficit in such subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the nine-month periods ended March 31, 2016 and 2015:

	Nine Months Ended
	March 31,
	2016	2015
Expected dividend yield	0%	0%
Expected option term (years)	5.03	5.07
Expected stock price volatility	56%	59%
Risk-free interest rate	1.25% - 1.64%	1.60% - 1.67%

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

Income Taxes

The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. The Company has recorded a full valuation allowance against its net deferred tax assets as of March 31, 2016.

At June 30, 2015, the Company has available net operating loss carry forwards for federal income tax reporting purposes of approximately $231.0 million and for state income tax reporting purposes of approximately $103.4 million, which expire at various dates between fiscal 2016 and 2035. Available net operating loss carryforwards for state income tax reporting purposes were reduced in December 2015 and in January 2016, resulting from the sale of net operating loss as described below. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited if the Company experiences a change in ownership as defined in Section 382 of the Internal Revenue Code. The Company’s net operating loss carry forwards available to offset future federal taxable income arising before such ownership changes may be limited. Similarly, the Company may be restricted in using its research credit carry forwards arising before such ownership changes to offset future federal income tax expense.

The Company’s U.S. operations reported a net loss for the three and nine-month periods ended March 31, 2016, resulting in a tax benefit that was fully offset by a valuation allowance. Income taxes previously provided for profitable foreign jurisdictions during the first three months of fiscal 2016 were reversed as a result of the net loss for the nine-month period ended March 31, 2016 with respect to such jurisdictions. The Company’s U.S. operations reported a net loss for the three and nine-month periods ended March 31, 2015, resulting in a tax benefit that was fully offset by a valuation allowance. Income taxes were provided for profitable foreign jurisdictions at the estimated annual tax rate during the three and nine-month periods ended March 31, 2015.

The Company sold certain State of New Jersey State Net Operating Losses (“NOL”) and Research and Development (“R&D”) tax credits through the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program. Pursuant to such sale, during the three and nine-month periods ended March 31, 2016, the Company recorded a tax benefit of $1.9 million and $5.1 million, respectively, as a result of its sale of approximately $30.3 million and $66.2 million, respectively, of New Jersey State NOL and $0.2 million and $1.5 million, respectively, of New Jersey R&D tax credits.

The Company has no liability for uncertain tax positions as of March 31, 2016.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three and nine-month periods ended March 31, 2016 and 2015. The common stock equivalents excluded from the diluted per share calculation are 27,668,571 and 26,759,915 shares at March 31, 2016 and 2015, respectively.

Net Comprehensive Loss

Net comprehensive loss consists of net loss, unrealized loss on available for sale securities and foreign exchange translation adjustments and is presented in the condensed consolidated statements of comprehensive loss.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Public companies will be required to adopt this standard in annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period provided that the entire standard is adopted.  The Company is still evaluating the impact of the adoption of this ASU.

In February 2016, the FASB issued ASU 2016-02, “Leases”. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. The Company is assessing ASU 2016-02’s impact and will adopt it when effective.

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

3.Marketable Securities

Marketable securities at March 31, 2016 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value

U.S. Treasury Bonds	$6,949	$2	$—	$6,951
Certificate of Deposits	4,250	3	—	4,253
U.S. Government Sponsored Agencies	22,237	25	(3)	22,259
Corporate Debt Securities	16,911	6	(10)	16,907
	$50,347	$36	$(13)	$50,370

Maturities of debt securities classified as available-for-sale were as follows at March 31, 2016 (in thousands):

		Net Carrying
	Fair Value	Amount
Due within one year	$44,385	$44,622
Due after one year through five years	5,985	6,015
	$50,370	$50,637

Marketable securities at June 30, 2015 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value

U.S. Treasury Bonds	$13,375	$14	$—	$13,389
Certificate of Deposits	6,000	4	—	6,004
U.S. Government Sponsored Agencies	40,694	30	(9)	40,715
Corporate Debt Securities	26,085	2	(29)	26,058
	$86,154	$50	$(38)	$86,166

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2015 (in thousands):

		Net Carrying
	Fair Value	Amount
Due within one year	$46,516	$46,646
Due after one year through five years	39,650	39,831
	$86,166	$86,477

4.Convertible Senior Notes

In February 2015, the Company issued $100.0 million of Convertible Senior Notes  (net proceeds of $96.3 million after deducting the initial purchasers’ fees and offering expenses) in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 144A under the Securities Act. The Convertible Senior Notes will mature on February 15, 2020, unless earlier purchased or converted. The debt issuance costs of approximately $3.7 million, primarily consisting of underwriting, legal and other professional fees, are amortized over the term of the Convertible Senior Notes. The Convertible Senior Notes are senior unsecured obligations of the Company. Interest at 4.75% is payable semiannually on February 15 and August 15 of each year. The effective interest rate on the Convertible Senior Note was 5.48% for the period from the date of issuance through March 31, 2016.

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

Total interest expense for the Convertible Senior Notes for the three-month periods ended March 31, 2016 and 2015 were $1.4 million and $0.7 million, respectively, and $4.1 million and $0.7 million for the nine-month periods ended March 31, 2016 and 2015, respectively. Included in interest expense is the amortization of debt issuance costs of $0.2 million and $0.1 million for the three-months ended March 31, 2016 and 2015, respectively, and $0.5 million and $0.1 million for the nine-months ended March 31, 2016 and 2015, respectively.

5.Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, and Convertible Senior Notes. The carrying amount of accounts receivable, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments as of March 31, 2016 and June 30, 2015.

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

Financial instruments recorded on the condensed consolidated balance sheets as of March 31, 2016 and June 30, 2015 are categorized based on the inputs to the valuation techniques as follows (in thousands):

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

Cash equivalents and marketable securities:

	($ in thousands)
March 31, 2016	Level 1	Level 2	Level 3	Total
Money Market Funds	$8,659	$—	$—	$8,659
Marketable Securities:
U.S. Treasury Bonds	6,951	—	—	6,951
Certificate of Deposits	4,253	—	—	4,253
U.S. Government Sponsored Agencies	22,259	—	—	22,259
Corporate Debt Securities	16,907	—	—	16,907
Total	$59,029	$—	$—	$59,029

	($ in thousands)
June 30, 2015	Level 1	Level 2	Level 3	Total
Money Market Funds	$10,138	$—	$—	$10,138
Marketable Securities:
U.S. Treasury Bonds	13,389	—	—	13,389
Certificate of Deposits	6,004	—	—	6,004
U.S. Government Sponsored Agencies	40,715	—	—	40,715
Corporate Debt Securities	26,058	—	—	26,058
Total	$96,304	$—	$—	$96,304

The money market funds noted above are included in cash and cash equivalents.

Convertible Senior Notes

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows (in thousands):

	As of March 31, 2016		As of June 30, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Convertible Senior Notes	$97,172	$76,223	$96,625	$103,800

The fair value of the Convertible Senior Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Senior Notes observed in market trading which are Level 2 inputs.

6.Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Currency	Net Unrealized Gains	Accumulated Other
	Translation	(Losses) on Available-	Comprehensive
	Adjustments	for-Sale Securities	Loss
Balance, July 1, 2015	$(173)	$12	$(161)
Other comprehensive income before reclassifications	36	13	49
Amounts reclassified from accumulated other comprehensive income (a)	—	(2)	(2)
Net current-period other comprehensive income	36	11	47
Balance, March 31, 2016	(137)	23	(114)
Balance, July 1, 2014	262	—	262
Other comprehensive loss before reclassifications	(512)	16	(496)
Amounts reclassified from accumulated other comprehensive loss (a)	—	(10)	(10)
Net current-period other comprehensive loss	(512)	6	(506)
Balance, March 31, 2015	$(250)	$6	$(244)

(a)	For the nine-month periods ended March 31, 2016 and 2015, $2 thousand and $10 thousand was reclassified from accumulated other comprehensive loss to interest and other income, respectively.

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

Under the Plan option awards are generally granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. Those option awards generally vest based on four years of continuous service and have seven year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant, are vested immediately and have seven year contractual terms. At March  31, 2016, there were 16,914,695 shares of common stock reserved for possible future issuance under the Plan, both currently outstanding (7,085,211 shares) and those available to be issued for future grants (9,829,484 shares).

The weighted average fair value at the date of grant for options granted during the nine-month periods ended March 31, 2016 and 2015 were $1.00 and $1.61 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding and the expected stock price volatility is based on the Company’s daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the nine-month period ended March 31, 2016 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
				(in 000’s)
Outstanding, July 1, 2015	4,525,340	$3.48
Granted	607,431	$2.04
Exercised	(88,250)	$2.24
Cancelled or forfeited	(89,888)	$4.16
Outstanding, March 31, 2016	4,954,633	$3.31	3.30	$370
Exercisable, March 31, 2016	3,543,479	$3.32	2.36	$38

A summary of the Company’s non-vested restricted and performance stock units at March 31, 2016, and changes during the nine-month period ended March 31, 2016 are presented below:

		Weighted-Average
		per Share of
Outstanding Non-Vested		Market Value on
Restricted and Performance Stock Units	Number of Awards	Grant Date
Non-vested at July 1, 2015	706,881	$4.30
Restricted Units Granted(a)	272,081	$2.05
Restricted Units Granted – vesting based on certain market conditions(b)	1,500,000	$2.28	(c)
Vested/Exercised	(348,384)	$4.30
Non-vested at March 31, 2016	2,130,578	$2.59

(a)

For the nine-month period ended March 31, 2016, 198,864 restricted stock units were awarded to the Company’s President and Chief Executive Officer, 15,341 restricted stock units were awarded to the Company’s Chief Financial Officer and 57,876 restricted stock units were awarded to the Company’s Board of Directors.

(b)	For the nine-month period ended March 31, 2016, 1,500,000 restricted stock units were awarded to the Company’s Chairman, Chief Scientific Officer and Chief Patent Officer.
(c)	Represents fair value on date of grant determined by using Monte Carlo simulation technique.

The Company has 3,541,732 non-vested options, restricted stock units and performance stock units outstanding as of March 31, 2016. As of March 31, 2016, there was $6.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.29 years. The Company recorded $0.9 million and $2.8 million for total stock-based compensation expense for employees, executive officers and non-employee Board members for the three and nine-month periods ended March 31, 2016, respectively, as compared to $0.6 million and $2.1 million for the three and nine-month periods ended March 31, 2015, respectively.

Each non-employee Board member who continues to serve on the Board shall receive on the date of the annual stockholders meeting a grant of non-qualified stock options and restricted stock units, each equal in value to $45 thousand. The Company recognizes the related stock-based compensation expense ratably over the fiscal year. In total, the Company recorded $45 thousand and $136 thousand for stock-based compensation expense for these non-employee Board members restricted stock units for each of the three and nine-month periods ended March 31, 2016, respectively, and $44 thousand and $136 thousand during the three and nine-month periods ending March 31, 2015, respectively. Stock-based compensation expense regarding non-qualified stock options for these non-employee Board members become vested and are expensed when issued, during the second quarter of each fiscal year.

On August 20, 2015, the Company awarded an additional 214,205 restricted stock units to certain executive officers of the Company at the closing price on that date ($1.76 per share). These restricted stock units will vest over a four year period. As of March 31, 2016, there was $1.1 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these executive officers, excluding performance stock units. The cost is being recognized over a weighted-average period of 2.33 years. The Company recorded $0.2 million and $0.5 million for stock-based compensation expense for restricted stock units for the three and nine-month periods ended March 31, 2016, respectively, and $0.2 million and $0.6 million for the three and nine-month periods ended March 31, 2015, respectively.

As part of the Amended and Restated Employment Agreement with Dr. Goldenberg which became effective July 1, 2015, (see Note 11), Dr. Goldenberg received a grant of 1,500,000 Restricted Stock Units, which shall vest, if at all, after the three (3) year period commencing on the grant date of July 14, 2015, provided the applicable milestones based on achievement of certain market conditions (stock prices) are met and conditioned upon Dr. Goldenberg's continued employment through the vesting period, subject to the terms and conditions of the Restricted Stock Units Notice and the Restricted Stock Units Agreement and such other terms and conditions as set forth in the grant agreement. The Company recorded $0.3 million and $0.8 million for the stock-based compensation for the three and nine-month periods ended March 31, 2016 for this agreement. There is $2.6 million of total unrecognized compensation cost related to these non-vested Restricted Stock Units granted as of March 31, 2016. That cost is being recognized over a remaining weighted-average period of 2.25 years.

During fiscal year 2014 the Company awarded certain executive officers Performance Units (as such term is defined in the Plan) of up to 389,864 units of restricted stock units which are subject to attainment of certain performance milestones as well as certain continued service requirements. All or a portion of the Performance Units vest based upon the level of achievement of the milestones set forth in each agreement, which is expected to be achieved within five years of the grant date. The Performance Units that vest based upon attainment of the performance milestone will be exercisable based on a percentage basis on the attainment of anniversary dates. During the nine-month period ended March 31, 2016, the Company awarded 136,453 of these restricted stock units to the executive officers as a result of achieving two of the four performance milestones. In fiscal year 2015, 116,959 units were awarded from achieving two of the four performance milestones. As of March 31, 2016,  all four of the performance milestones have been achieved and there are 136,452 Performance Units available that are based on certain continued service requirements that begin on each performance milestone vesting date. The Company recorded $0.1 million and $0.3 million for the stock-based compensation for the three and nine-month periods ended March 31, 2016 and 2015, respectively. There is $0.2 million of total unrecognized compensation cost related to these non-vested Performance Units granted as of March 31, 2016. That cost is being recognized over a weighted-average period of 2.0 years. The unrecognized compensation cost is subject to modification on a quarterly basis based on review of performance probability and requisite achievement periods.

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the three and nine-months ended March 31, 2016 and 2015, respectively ($ in thousands):

	As of and for the three months ended
	March 31, 2016
	United
	States	Europe	Total
Total assets	$66,324	$1,318	$67,642
Property and equipment, net	3,099	69	3,168
Revenues	356	543	899
Loss before taxes	(15,789)	(104)	(15,893)

	As of and for the three months ended
	March 31, 2015
	United
	States	Europe	Total
Total assets	$110,600	$1,234	$111,834
Property and equipment, net	2,056	9	2,065
Revenues	489	694	1,183
Loss before taxes	(11,762)	(23)	(11,785)

	Nine Months Ended
	March 31, 2016
	United
	States	Europe	Total
Revenues	$587	$1,714	$2,301
Loss before taxes	(47,977)	(290)	(48,267)

	Nine Months Ended
	March 31, 2015
	United
	States	Europe	Total
Revenues	$1,110	$2,147	$3,257
Loss before taxes	(35,733)	79	(35,654)

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

The Company incurred $6 thousand and $20 thousand of legal expenses on behalf of CMMI for patent related matters for the three and nine-month periods ended March 31, 2016, as compared to $8 thousand and $30 thousand for the three and nine-month periods ended March 31, 2015, respectively. The Company has first rights to license those patents, and may decide whether or not to support them.

For the three and nine-month periods ended March 31, 2016, Dr. Goldenberg received approximately $22 thousand and $66 thousand, respectively, in compensation for his services to IBC. For the three and nine-month periods ended March 31, 2015, such compensation was approximately $21 thousand and $63 thousand, respectively.

10.License and Collaboration Agreements

The Bayer Group (formerly Algeta ASA)

In fiscal 2013 the Company entered into a collaboration agreement, referred to herein as the Collaboration Agreement, with Algeta ASA (subsequently acquired by The Bayer Group “Bayer”), for the development of epratuzumab to be conjugated with Algeta’s proprietary thorium-227 alpha-pharmaceutical payload. Under the terms of the Collaboration Agreement, the Company manufactured and supplied clinical-grade epratuzumab to Bayer, which has rights to evaluate the potential of a Targeted Thorium Conjugate (TTC), linking thorium-227 to epratuzumab, for the treatment of patients with cancer. Bayer has the right to terminate the Collaboration Agreement with three months prior written notice, subject to certain provisions. Bayer will fund all non-clinical and clinical development costs up to the end of Phase 1 clinical testing. Upon successful completion of Phase 1 testing, the parties shall negotiate terms for a license agreement at Bayer’s request. The Company and Bayer have agreed to certain parameters in the Collaboration Agreement. Under the terms of the Collaboration Agreement, as amended, Immunomedics received an upfront cash payment and other payments aggregating $6.0 million, which have been recognized in prior periods upon the Company fulfilling its obligations under the Collaboration Agreement.

For the year ended June 30, 2015, the Company recognized $1.0 million in license and other revenue for the completion of the clinical development milestone as described in the Collaboration Agreement, which required the shipment of sufficient quantities of clinical grade material to Bayer to complete their Phase 1 clinical trial. In addition, in January 2016 and 2015, the Company recorded revenue of $0.3 million representing an anniversary payment under the agreement. The contract provides for the Company to receive one more similar payment of $0.3 million, representing “anniversary payment” over the next year.

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

The Company also issued to UCB on December 27, 2011 a 5-year warrant to purchase one million shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $8.00 per share. In exchange for the right to sublicense its rights in epratuzumab to a third party and the warrant issuance, the Company received a non-refundable cash payment of $30.0 million in January 2012. Further, under the terms of the Amendment Agreement, UCB surrendered its buy-in right with respect to epratuzumab in the field of oncology, which had been granted under the UCB Agreement. UCB has not executed a sublicense agreement with a third-party.

On July 28, 2015, UCB announced that the two Phase 3 EMBODY™ clinical trials for epratuzumab in SLE did not meet the primary clinical efficacy endpoints in either dose in both studies. On February 25, 2016, UCB notified the Company that it has ceased all Development (as defined in the Agreement) of the Licensed Compound (as defined in the Agreement) and would be terminating the Agreement effective as of March 26, 2016.

As a result of the Agreement’s termination, all rights to the Licensed Product revert to the Company and the parties must cooperate to transition such rights back to the Company. The 5-year warrant to purchase one million shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $8.00 per share expires December 27, 2016.  The parties have begun discussions regarding the transition of the Licensed Product back to the Company.

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

Legal Matters

The following is a summary of legal matters that are outstanding:

Patent litigation:

Immunomedics filed a first amended complaint on October 22, 2015 and a second amended complaint on January 14, 2016 in the United States District Court for the District of New Jersey, against Roger Williams Medical Center (“RWMC”), Richard P. Junghans, M.D., Ph.D. and Steven C. Katz, M.D. The second amended complaint alleges that RWMC and Dr. Junghans breached a Material Transfer Agreement (“MTA”) through which it provided to them a monoclonal antibody known as MN-14 and related materials. Defendants are alleged to have breached the MTA and to have been negligent by, among other things, using the materials beyond the agreed upon Research Project, sharing confidential information, failing to provide Immunomedics with a right of first refusal, failing to notify Immunomedics of intended publications prior to publishing, and refusing to return the materials upon request. Immunomedics also asserts against defendants’ claims of conversion, tortious interference,  unjust enrichment, and infringement of three patents owned by Immunomedics. On January 28, 2016, defendants filed an Answer to the Second Amended Complaint. Immunomedics and defendants are currently engaged in fact discovery and the exchange of patent disclosures.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Certain statements that we may make from time to time, including, without limitation, statements contained in this Quarterly Report on Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Quarterly Report, and they may also be made a part of this Quarterly Report by reference to other documents filed with the Securities and Exchange Commission, which is known as “incorporation by reference.”

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

Overview

Immunomedics is a clinical-stage biopharmaceutical company developing monoclonal antibody-based products for the targeted treatment of cancer, autoimmune disorders and other serious diseases. Our advanced proprietary technologies allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins. Using these technologies, we have built a pipeline of eight clinical-stage product candidates.

Our portfolio of investigational products includes antibody-drug conjugates (“ADCs”) that are designed to deliver a specific payload of a chemotherapeutic directly to the tumor while reducing overall toxicities that are usually found with conventional administration of these chemotherapeutic agents. Our most advanced ADCs are sacituzumab govitecan (“IMMU-132”) and labetuzumab govitecan (“IMMU-130”), which are in Phase 2 trials for a number of solid tumors and metastatic colorectal cancer (“mCRC”), respectively. Sacituzumab govitecan has received Breakthrough Therapy Designation from FDA for the treatment of patients with triple-negative breast cancer (“TNBC”) who have failed at least two prior therapies for metastatic disease.

We have a research collaboration with Bayer to study epratuzumab as a thorium-227-labeled antibody. We have other ongoing collaborations in oncology in collaboration with independent cancer study groups.

We also have a number of other product candidates that target solid tumors and hematologic malignancies, as well as other diseases, in various stages of clinical and pre-clinical development. These include combination therapies involving our ADCs, bispecific antibodies targeting cancers and infectious diseases as T-cell redirecting immunotherapies, as well as bispecific antibodies for next-generation cancer and autoimmune disease therapies, created using its patented DOCK-AND-LOCK® (“DNL®”) protein conjugation technology. We believe that our portfolio of intellectual property provides commercially reasonable protection for our product candidates and technologies.

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

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of March  31, 2016, we employed 14 professionals in our research and development departments and 25 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Sacituzumab Govitecan or IMMU-132

Sacituzumab govitecan has received Breakthrough Therapy Designation from the FDA for the treatment of patients with TNBC who have failed at least two prior therapies for metastatic disease. The FDA has also granted this ADC Fast Track designation for the treatment of patients with TNBC and for patients with small-cell lung cancer (“SCLC”), or non-small-cell lung cancer (“NSCLC”).  Sacituzumab govitecan has also been designated an orphan drug by the FDA for the treatment of patients with SCLC or pancreatic cancer in the U.S. and by the European Medicines Agency (“EMA”) for the treatment of patients with pancreatic cancer in the European Union.

 Currently, clinical development for sacituzumab govitecan focuses on a number of select types of solid cancers including TNBC, SCLC, NSCLC, urothelial and certain other cancers. Interim Phase 2 results in patients with metastatic urothelial cancer (“UC”) were updated at the April 2016 American Association for Cancer (“AACR”) Annual Meeting.

Among the 19 patients with relapsed or refractory metastatic UC who had been enrolled into the open-label Phase 2 study, at the time of analysis the interim median progression-free survival (“PFS”) was 6.9 months, based on RECIST 1.1, and mean overall survival (“OS”) was 11.4 months, with 84% of patients still alive. Expression of Trop-2, a cell-surface protein targeted by the ADC, is not a pre-selection criterion for patient enrollment.

Of the 14 assessable patients who had received a median of 2 (range, 1 – 5) prior lines of chemotherapy, seven patients reported a partial response as their best response, yielding an interim objective response rate of 50%. Importantly, six of the seven responding patients (86%) had been confirmed with a follow-up computed tomography (“CT”) scan, four of whom are continuing with their treatment.

Results in TNBC, NSCLC, and SCLC were updated by Dr. David M. Goldenberg who was invited to present at PEGS Boston 2016 in April. Treatment responses, assessed by CT according to the rules set by the

RECIST 1.1, are summarized in the table below. These results include objective response rate (“ORR”), PFS, and OS.

Cancer Type	# of Assessable Patients(a)	% ORR (% Confirmed)	Median PFS(c) (% Maturity)	Median OS (% Maturity)
TNBC	58 (5, 2 – 12)	34%(b) (75%)	5.7 months (62%)	Not Reached
NSCLC	32 (3, 1 – 7)	31% (30%)	3.9 months (68%)	Not Reached
SCLC	26 (2.5, 1 – 5)	23% (50%)	2.1 months (82%)	8.1 months (54%)
UC	14 (2, 1 – 5)	50% (100%)	6.9 months (47%)	11.4 months(d) (16%)

(a) Numbers in parenthesis represent median number and the range of prior therapies.

(b)Includes 2 patients with a complete response.

(c)Based on number of intent-to-treat patients of 60, 34, 28 and 14 for TNBC, NSCLC, SCLC and UC, respectively.

(d)Mean OS result reported.

For the first time, results from 8 patients with metastatic NSCLC who had failed prior checkpoint-inhibitor (“CPI”) therapies were presented. Seven of these patients had recently enrolled into the Phase 2 study with sacituzumab govitecan. Despite the short duration of their treatment with the ADC, one patient with squamous cell carcinoma has a partial response (PR) while the remaining patients reported stable disease (SD) as their best response. Three of those SD responders have tumor shrinkage of 13 to 28%.  These patients are continuing their therapy with sacituzumab govitecan.

NSCLC Patient #	# of Prior Tx	CPI(a)	# line CPI	Response to CPI	CPI Tx Duration (mos.)	IMMU-132 Doses	IMMU-132 Best Response	Target Lesion Best % Change	Histology(b)	PFS (mos.)
1	2	N	2	Yes	8	9	SD	0	SQ	1.2+
2	6	N	2	N/A	1	5	SDc	7	AC	3.7+
3	1	A	1	Yes	23	4	SD	-13	AC	1.8+
4	6	A	4	No	3	10	SDc	-23	AC	3.1+
5	2	N	2	No	9	6	SDc	-28	AC	2.7+
6	3	A	3	No	2	6	SD	1	AC	1.6+
7	3	N	3	No	6	5	PR	-50	SQ	2.0+
8	3	N	3	No	5	6	SD	10	AC	1.9+

(a) N=Nivolumab, A=Atezolizumab.

(b)SQ=squamous cell carcinoma, AC=adenocarcinoma.

The presentation also highlighted 14 patients who had received extensive sacituzumab govitecan treatment of 56 to 95 weeks, with 11 of these patients continuing with their treatment as of March 23, 2016. Ten patients with TNBC, NSCLC or SCLC are partial responders. All but one of the PRs have been confirmed. Despite repeated dosing, no interfering anti-sacituzumab govitecan antibodies were detected in these or any other patients to-date.

Sacituzumab govitecan is well tolerated by all patients. In the 128 patients receiving the ADC at the dose of 10 mg/kg, interim Grades 3 or 4 adverse events with greater than 2% incidence include neutropenia in

34% of patients, followed by diarrhea (11%) and febrile neutropenia (9%). The protocol does not require pretreatment of patients prior to receiving sacituzumab govitecan.

We have filed a multicenter, international, randomized, open-label Phase 3 clinical trial of approximately 328 patients with mTNBC who are refractory or relapsing after at least two prior chemotherapies for their metastatic disease. Depending upon whether or not the Company enters into a potential partnership for sacituzumab govitecan, we may need to contribute financially toward the development of this program. The Company would require additional funding in order to complete any Phase 3 clinical trials. In accordance with our Special Protocol Assessment (“SPA”) agreement with the FDA, the primary endpoint of the trial will be PFS, which will be measured by an independent centralized and blinded group of radiology experts who will be assessing tumor response using RECIST 1.1 criteria. Overall survival, objective response rate (“ORR”), duration of response, and time to onset of response will serve as secondary endpoints.

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

Updated results in the expanded Phase 2 study in patients previously treated with at least one irinotecan-containing regimen for their mCRC were presented at the April 2016 AACR conference.

Interim median PFS and OS for patients who received once-a-week of labetuzumab govitecan at the 8 or 10 mg/kg dose level are summarized below. For the 20 patients with prior treatment with regorafenib, bevacizumab, 5-fluorouracil, irinotecan and oxaliplatin-containing chemotherapies, the median PFS and OS were 3.9 and 6.7 months, respectively.

	Labetuzumab Govitecan Dose
	8 mg/kg once a week	10 mg/kg once a week
Number of Patients	21	17
Median PFS* (months)	4.8 (3.9 – 6.2)	4.6 (3.4 – 7.5)
Maturity PFS	90%	67%
Median OS (months)	7.5 (5.7 – 16.1)	9.2 (5.9 – 16.0)
Maturity OS	67%	61%

* Treatment response was evaluated in accordance with the rules set by the Response Evaluation Criteria In Solid Tumors (RECIST 1.1) using CT as the imaging tool for tumor size measurements.

A total of 82 patients were enrolled to receive labetuzumab govitecan at 8 or 10 mg/kg once-weekly or twice a week at 4 or 6 mg/kg. There was no significant difference in safety and efficacy between the two once-weekly dosing schedules. For patient’s convenience, the once-a-week dose of 10 mg/kg was chosen for future studies in mCRC patients, possibly against regorafenib and/or in patients relapsed or refractory to regorafenib.

Labetuzumab govitecan was well tolerated by patients. Among the 75 patients with adverse events reported at the AACR conference, grades 3 and 4 adverse events, with occurrence of 2% or more, included neutropenia at 15%, diarrhea at 7%, and febrile neutropenia at 3%. For the 15 patients who received the ADC at 10 mg/kg once weekly, the designated dose, 33% reported grade 3 or 4 neutropenia but no incidents of febrile neutropenia or diarrhea. Remarkably, despite repeated dosing, no antibody against labetuzumab or its SN-38 conjugate was detected in 460 blood samples (including baseline) drawn from 84 patients.

Although certain patents relating to labetuzumab used in labetuzumab govitecan expired in 2014 in the U.S. and in 2015 overseas and others expire in 2016, other patents relating to use labetuzumab for cancer therapy, including the SN-38 conjugated form of labetuzumab used in labetuzumab govitecan, extend to 2033.

Yttrium-90-Labeled Clivatuzumab Tetraxetan

On March 14, 2016, we announced the termination of the Phase 3 PANCRIT-1 trial with yttrium-90- labeled (90Y) clivatuzumab tetraxetan in patients with metastatic pancreatic cancer who had received at least two prior therapies, one of which must have been a gemcitabine-containing regimen.

The decision to terminate the trial early is based on the recommendation from the independent Data and Safety Monitoring Board (DSMB), following a planned interim analysis of data on overall survival (“OS”) after more than 50% of the required 371 deaths had occurred (184 deaths as identified in the Phase 3 statistical plan). The interim analysis showed that the treatment arm of 90Y-clivatuzumab tetraxetan combined with low-dose gemcitabine and best supportive care did not demonstrate a sufficient improvement in OS as compared to placebo plus low-dose gemcitabine and best supportive care.

Epratuzumab

On February 25, 2016, we were notified by UCB that it has ceased all Development, as defined in the May 2006 Development, Collaboration and License Agreement, as amended on December 27,  2011,  for epratuzumab for all non-cancer indications worldwide (the “Agreement”), of the Licensed Product (as defined in the Agreement) and that it was terminating the Agreement by providing thirty-days’ notice as required by Section 14.1 of the Agreement, thereby terminating the Agreement effective as of March 26, 2016.  Prior to this notification,  on July 28, 2015, UCB announced that the two Phase 3 EMBODY™ clinical trials for epratuzumab in systemic lupus erythematosus did not meet the primary clinical efficacy endpoints in either dose in both studies.

As a result of the Agreement’s termination, all rights to the Licensed Product revert to us and the parties must cooperate to transition such rights back to us. The parties have begun discussions regarding the transition of the Licensed Product back to us. The 5-year warrant to purchase one million shares of our common stock, par value $0.01 per share, at an exercise price of $8.00 per share expires December 27, 2016.

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

Early-Stage Programs

We have additional potential products for the treatment of cancer and autoimmune diseases including our anti-CD74 antibody and IMMU-114, a humanized anti-HLA-DR antibody milatuzumab, and veltuzumab, our anti-CD20 antibody.

IMMU-114

IMMU-114 is a novel humanized antibody directed against an immune response target, HLA-DR, under development for the treatment of patients with B-cell cancers. HLA-DR is a receptor located on the cell surface whose role is to present foreign objects to the immune system for the purpose of eliciting an immune response. Increased presence of HLA-DR in hematologic cancers has made it a prime target for antibody therapy. The anti-HLA-DR antibody is being evaluated as a subcutaneously administered monotherapy for patients with NHL or CLL in a Phase 1 study. First results from this study were presented at the December 2015 Annual Meeting of the American Society of Hematology, showing early evidence of efficacy in both NHL and CLL, with a good adverse event profile.

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

Our corporate partner, Bayer, is currently enrolling patients with relapsed or refractory CD22-positive NHL into a Phase 1 clinical trial evaluating epratuzumab labeled with thorium-227. This study is focusing on patients with diffuse large B-cell lymphoma and potentially follicular lymphomas who have been previously treated with, or are not considered candidates for available therapies. An overview of the TTC platform and the CD22 TTC program was provided in an oral presentation by Bayer at the 2016 AACR Annual Meeting.

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

Critical Accounting Policies

For a description of our significant accounting policies, see Notes to Unaudited Condensed Consolidated Financial Statements – Note 2 Summary of Significant Accounting Policies. Of these policies, the following are considered critical to an understanding of the Company’s Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments; (i) Revenue recognition, (ii) Stock-based compensation and (iii) Research and development costs.

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

FDA offers certain programs, such as Breakthrough Therapy designation and Fast Track designation, designed to expedite the development and review of applications for products intended for the treatment of a serious or life-threatening disease or condition. For Breakthrough Therapy designation, preliminary clinical evidence of the product indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If Breakthrough Therapy or Fast Track designation is obtained, the FDA may initiate review of sections of a BLA before the application is complete, and the product may be eligible for accelerate approval. However, receipt of Breakthrough Therapy or Fast Track designation for a product candidate does not ensure that a product will be developed or approved on an expedited basis, and such designation may be rescinded if the product candidate is found to no longer meet the qualifying criteria.

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

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated pathway establishes legal authority for FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. In March 2015, the FDA approved Novartis’s Zarxio as a biosimilar product to Amgen’s Neupogen. The approval, the first biosimilar product approved for distribution in the United States, could usher in more biosimilar products and lower prices for biologic products from increased competition. Indeed, on February 9, 2016, the Arthritis Advisory Committee of the FCA recommended for approval Pfizer’s Inflectra as a biosimilar product to Johnson & Johnson’s Remicade.

Expedited Review and Approval

The FDA has four program designations — Fast Track, Breakthrough Therapy, Accelerated Approval, and Priority Review — to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening conditions. The Fast Track designation provides pharmaceutical manufacturers with opportunities for frequent interactions with FDA reviewers during the product’s development and the ability for the manufacturer to do a rolling submission of the BLA. A rolling submission allows completed portions of the application to be submitted and reviewed by the FDA on an ongoing basis. The Breakthrough Therapy designation provides manufacturers with all of the features of the Fast Track designation as well as intensive guidance on implementing an efficient development program for the product and a commitment by the FDA to involve senior managers and experienced review staff in the review. The Accelerated Approval designation allows the FDA to approve a product based on an effect on a surrogate or intermediate endpoint that is reasonably likely to predict a product’s clinical benefit and generally requires the manufacturer to conduct required post-approval confirmatory trials to verify the clinical benefit. The Priority Review designation means that the FDA’s goal is to take action on the BLA within six months, compared to ten months under standard review. In February 2016, sacituzumab govitecan was granted Breakthrough Therapy designation from the FDA for the treatment of patients with TNBC who have failed at least two prior therapies for metastatic disease.

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

Orphan Drug Act

To date, we have successfully obtained Orphan Drug designation by the FDA under the Orphan Drug Act of 1983 for epratuzumab for NHL, yttrium-90-labeled clivatuzumab tetraxetan for pancreatic cancer, IMMU-132 for SCLC and pancreatic cancer, labetuzumab for ovarian, pancreatic and SCLCs, milatuzumab for multiple myeloma and CLL, and veltuzumab for ITP and pemphigus. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or where the manufacturer of the approved product cannot assure sufficient quantities. As a result, there can be no assurance that our competitors will not receive approval of drugs or biologics that have a different active ingredient for treatment of the diseases for which our products and product candidates are targeted.

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

Three-Month Period Ended March  31, 2016 Compared to 2015

Revenues

Revenues for the three-month period ended March  31, 2016 were $0.9 million, as compared to $1.2 million for the three-month period ended March  31, 2015, representing a decrease of $0.3 million, or approximately 25%. Product sales for the three-month period ended March  31, 2016 were $0.5 million, as compared to $0.7 million for the same period in 2015, a decline of approximately 29%, due equally to lower sales volume of LeukoScan in Europe and unfavorable currency rates.  License fee and other revenues were $0.3 million for the three-month period ended March 2016 and 2015, respectively. The license fee revenues were due to the Bayer (Algeta) annual payments of $250 thousand as per the Collaboration Agreement. Research and development revenues for the three-month periods ended March  31, 2016 and 2015 were $0.1 million and $0.2 million, respectively, due primarily to a decline in the number of government funded research grants.

Costs and Expenses

Total costs and expenses for the three-month period ended March  31, 2016 were $15.5 million, as compared to $12.3 million for the same period in 2015, representing an increase of $3.2 million, or approximately 26%. Research and development expenses for the three-month period ended March  31, 2016 were $13.3 million, as compared to $10.4 million for the same period in 2015,  representing an increase of $2.9 million, or approximately 28%. This increase was primarily due to increased product development expenses related to the Phase 3 PANCRIT-1 and the Phase 2 antibody-drug conjugates’ clinical trials.

Cost of goods sold for the three-month period ended March  31, 2016 was $0.3 million as compared to $0.1 million for the same period in 2015. During the three-month period ended March 31, 2016, cost of goods sold were increased by a $0.3 million write down related to inventory as Leukoscan® finished product inventories were deemed to be unsaleable due to an excess of the finished product over anticipated sales forecasted through to its effective shelf-life. Sales and marketing expenses for the three-month periods ended March  31, 2016 and 2015 were $0.2 million and $0.3 million, respectively. General and administrative expenses were $1.6 million for each of the three month periods ended March  31, 2016 and 2015.

Interest Expense

Interest expense for the three-month periods ended March  31, 2016 and 2015 were  $1.4 million and $0.7 million, respectively, which are related to the issuance in February 2015 of $100.0 million of 4.75% Convertible Senior Notes due in February 2020 and included amortization of debt issuance costs of $0.2 million and $0.1 million for the three-month periods ended March 31, 2016 and 2015, respectively.

Income Tax Benefit (Expense)

Income tax benefit was $1.9 million for the three-month period ended March 31, 2016 as compared to an income tax expense of $3 thousand for the same period in 2015.  The income tax benefit relates to the sale of a portion of our New Jersey State Tax NOLs and R&D tax credits in 2016.  No NOLs or R&D tax credits were sold during the three-month period ended March 31, 2015.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net loss attributable to Immunomedics, Inc. common stockholders for the three-month period ended March  31, 2016 was $14.0 million, or $0.15 per share, as compared to a net loss of $11.8 million, or $0.13 per share, in the same period in 2015. The $2.2 million increase in the net loss in the current quarter was primarily due to increased research and development cost related to clinical trials and interest expense for the convertible senior notes, partially offset by the New Jersey State tax benefit received.

Nine-Month Period Ended March 31, 2016 Compared to 2015

Revenues

Revenues for the nine-month period ended March 31, 2016 were $2.3 million as compared to $3.3 million for the same period in 2015, representing a decrease of $1.0 million, or approximately 30%. Product sales for the nine-month period ended March 31, 2016 were $1.7 million as compared to $2.2 million for the same period in 2015, representing a decrease of $0.5 million, or approximately 23%, due primarily to lower sales volume of LeukoScan (approximately $0.2 million) and unfavorable fluctuations in the currency rates in Europe (approximately $0.2 million). License fee and other revenues were $0.3 million for both of the nine-month period ended March 2016 and 2015. The license fee revenues were primarily due to the Bayer (Algeta) annual payments of $250 thousand as per the Collaboration Agreement. Research and development revenues for the nine-month period ended March 31, 2016 were $0.3 million as compared to $0.8 million for the previous year, a decline of $0.5 million, or approximately 63%, due primarily to a decline in the number of government funded research grants.

Costs and Expenses

Total costs and expenses for the nine-month period ended March 31, 2016 were $46.7 million as compared to $38.3 million for the same period in 2015, representing an increase of $8.4 million, or approximately 22%. Research and development expenses for the nine-month period ended March 31, 2016 were $40.5 million as compared to $30.1 million for the same period in 2015, representing an increase of $10.4 million, or approximately 35%. This increase was primarily due to higher phase 3 clinical trial expenses for clivatuzumab tetraxetan and increased product development expenses related to the antibody-drug conjugates’ clinical trials.

Cost of goods sold for the nine-month period ended March 31, 2016 was $0.5 million as compared to $0.2 million for the same period in 2015, an increase of $0.3 million, or 150%. During the nine-month period ended March 31, 2016, cost of goods sold were increased by a $0.3 million write down related to inventory as LeukoScan finished product inventories were deemed to be unsaleable due to an excess of the finished product over anticipated sales forecasted through to its effective shelf-life. Sales and marketing expenses increased to $0.8 million for the nine-month period ended March 31, 2016 from $0.7 million for the nine-month period ended March 31, 2015. General and administrative costs were $5.0 million for the nine-month period ended March 31, 2016 and $7.2 million for the same period in 2015, representing a decrease of $2.2 million, or approximately 31%. This decrease is primarily attributable to approximately $2.1 million of reduced legal and professional fees in fiscal 2016 regarding the arbitration proceedings with Takeda-Nycomed, which concluded during the 2015 fiscal year.

Interest Expense

Interest expense for the nine-month period ended March 31, 2016 and 2015 were $4.1 million and $0.7 million, respectively, which related to the issuance in February 2015 of $100.0 million of 4.75% Convertible Senior Notes, due in February 2020 and included amortization of debt issuance costs of $0.5 million and $0.1 million for the nine-month periods ended March 31, 2016 and 2015, respectively.

Income Tax Benefit (Expense)

Income tax benefit was $5.1 million for the nine-month period ended March 31, 2016 as compared to an income tax expense of $42 thousand for the same period in 2015. The income tax benefit relates to the sale of a portion of our New Jersey State Tax NOLs and R&D tax credits in fiscal 2016.  No NOLs or R&D tax credits were sold during the nine month period ended March 31, 2015.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net Loss Attributable to Immunomedics, Inc. stockholders for the nine-month period ended March 31, 2016 was $43.1 million, or $0.46 per share, as compared to net loss of $35.6 million, or $0.38 per share, for the same period in 2015, representing an increased net loss of $7.5 million. The increase of the net loss was primarily due to increased research and development cost related to clinical trials and interest expense for the convertible senior notes, partially offset by the income tax benefit and reduced legal and professional fees.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operating activities. Net cash used in operating activities for the nine month period ended March  31, 2016 was $35.9 million as compared to $30.4 million net cash used in operating activities for the nine month period ended March  31, 2015.  The increase in cash used in operating activities in fiscal 2016 primarily resulted from the  $7.5 million increase in our net loss from the prior period (which is net of $5.1 million for the income tax benefit received in fiscal 2016). This increase in cash used from our net loss was partially offset by an increase in non-cash expenses of $1.5 million and a $0.4 million net increase of operating assets and liabilities over the prior year end.

Cash flows from investing activities. Net cash provided by investing activities for the nine months ended March  31, 2016 was $33.8 million as compared to $56.1 million of net cash used in investing activities for the nine months ended March  31, 2015. The increase in cash flow provided by investing activities for fiscal 2016 of $89.9 million resulted from an increase in the sales or maturities of marketable securities, net of purchases, of $90.8 million, which were partially offset by an increase in capital expenditures of $0.8 million.

Cash flows from financing activities. Net cash used in financing activities for the nine-month period ended March  31, 2016 was $0.2 million as compared to $96.3 million of net cash provided by financing activities for the nine-months ended March  31, 2015.  The decrease in cash flows from financing is due to the approximately $96.3 million of net cash proceeds, received from the issuance of $100 million of 4.75% convertible senior notes in February 2015.

Working Capital and Cash Requirements

At March  31, 2016, we had working capital of $50.6 million, which was approximately $40.8 million lower than the working capital of $91.4 million at June 30, 2015. Our cash, cash equivalents and marketable securities amounted to $61.6 million at March  31, 2016, representing a decrease of $38.0 million from $99.6 million at June 30, 2015. The decreases were primarily a result of our use of $35.9 million of cash for operations and $1.4 million used for capital expenditures.

Our budgeted cash requirements in fiscal year 2016 are expected to be in the range of $52.0 to $54.0 million, including interest costs of $4.8 million for the outstanding Convertible Senior Notes as issued in February 2015. Our budgeted cash requirements in fiscal year 2016 includes expenses related to the clivatuzumab tetraxetan Phase 3 clinical trial for the treatment of patients with pancreatic cancer, as well as expenses for the ongoing Phase 2 expansion ADC clinical trials (sacituzumab govitecan and labetuzumab govitecan). Based on our cash flow projections, we believe we have sufficient funds to continue our operations and research and development programs for at least the next 12 months. Future financial demands include ongoing operating expenses, Phase 2 clinical trials, potential Phase 3 clinical trials for sacituzumab govitecan and further development of various clinical trial programs in fiscal 2017 and beyond.  The Company would require additional funding in order to complete any Phase 3 clinical trials.

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

Patent litigation:

Immunomedics filed a first amended complaint on October 22, 2015 and a second amended complaint on January 14, 2016 in the United States District Court for the District of New Jersey, against Roger Williams Medical Center (“RWMC”), Richard P. Junghans, M.D., Ph.D., and Steven C. Katz, M.D. The second amended complaint alleges that RWMC and Dr. Junghans breached a Material Transfer Agreement (“MTA”) through which it provided to them a monoclonal antibody known as MN-14 and related materials. Defendants are alleged to have breached the MTA and to have been negligent by, among other things, using the materials beyond the agreed upon Research Project, sharing confidential information, failing to provide Immunomedics with a right of first refusal, failing to notify Immunomedics of intended publications prior to publishing, and refusing to return the materials upon request.  Immunomedics also asserts against defendants’ claims of conversion, tortious interference, unjust enrichment, and infringement of three patents owned by Immunomedics. On January 28, 2016, defendants filed an Answer to the Second Amended Complaint.  Immunomedics and defendants are currently engaged in fact discovery and the exchange of patent disclosures.

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

We have incurred significant operating losses since our formation in 1982. As of March  31, 2016, we had an accumulated deficit of approximately $352.6 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our licensing agreement with UCB and the collaboration agreement with Bayer. On February 25, 2016, we were notified by UCB that it is terminating the licensing agreement effective as of March 26, 2016. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging product for which our patent protection has recently expired (which may leave us vulnerable to increased competition, for example, from generic manufacturers). In addition, we have made the strategic decision to de-emphasize sales of our diagnostic product and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. Although we may have net income from time to time based on the timing and amount of proceeds received under the collaborative agreement with Bayer, we expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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
•

we or our collaboration partner may experience delays in obtaining, or be unable to obtain, agreement for the conduct of our clinical trials from FDA, IRBs, or other reviewing entities at clinical sites selected for participation in our clinical trials;

•

while underway, the continuation of clinical trials may be delayed, suspended or terminated due to modifications to the clinical trial’s protocols based on interim results obtained or changes required or conditions imposed by the FDA, an IRB, a data and safety monitoring board (“DSMB”), or any other regulatory authority;

•	our third-party contractors may fail to meet their contractual obligations to us in a timely manner;
•	FDA or other regulatory authorities may impose a clinical hold, for example based an inspection of the clinical trial operations or trial sites;
•	we or our collaboration partner may suspend or cease trials in our or their sole discretion;
•	during the long trial process alternative therapies may become available which make further development of the product candidate impracticable; and
•	if we are unable to obtain the additional capital we need to fund all of the clinical trials we foresee, we may be forced to cancel or otherwise curtail such trials and other studies.

In  March 2016,  we announced the termination of the Phase 3 PANCRIT-1 trial with 90Y-clivatuzumab tetraxetan in patients with metastatic pancreatic cancer based on the recommendation from the DSMB, following a planned interim analysis which showed that the treatment arm did not demonstrate a sufficient improvement in overall survival over placebo. This announcement or substantial delay in successfully completing clinical trials for our other product candidates, sacituzumab govitecan and labetuzumab govitecan,  could severely harm our business and results of operations.

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

Progression of our drug products through the clinical development process is dependent upon our trials indicating our drugs have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the trial protocols. Failure to achieve either of these endpoints could result in delays in our trials require the performance of additional unplanned trials or termination of any further development of the product for the intended indication. For example, with 90Y-clivatuzumab tetraxetan in metastatic pancreatic cancer, the interim analysis did not reveal a sufficient improvement in overall survival as compared to the placebo.

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

Our budgeted cash requirements in fiscal year 2016 are expected to be in the range of $52 to $54 million, including interest costs of $4.8 million for the outstanding Convertible Senior Notes issued in February 2015. Based on our cash flow projections, we believe we have sufficient funds to continue our operations and research and development programs for at least the next twelve months. Future financial demands include ongoing operating expenses, Phase 2 clinical trials, potential Phase 3 clinical trials for sacituzumab govitecan and further development of various clinical trial programs in fiscal 2017 and beyond. The Company would require additional funding in order to complete any Phase 3 clinical trials. As of March  31, 2016, we have approximately $61.6 million of cash, cash equivalents and marketable securities.

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

If we, or our collaboration partner, cannot successfully and efficiently manufacture the compounds that make up our products and product candidates, our ability, and the ability of our collaboration partner, to sell products and conduct clinical trials will be impaired.

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

The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology and autoimmune disease products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Biogen Idec, Roche, GlaxoSmithKline, Seattle Genetics, ImmunoGen, Merck Serono, Genmab, Celgene, Amgen, Bristol-Myers Squibb, Bayer Healthcare Pharmaceuticals, Pfizer, AstraZeneca and Eli Lilly, are engaged in the development of therapeutic oncology products. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology and autoimmune disease products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies. Further, even if we are able to successfully develop and commercialize products, other manufacturers operating in emerging markets may also have a competitive advantage over us with respect to competing products due to their ability to manufacture with a lower cost base.

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

Given that recent cancer therapeutics for solid cancers such as the ones we are developing can cost approximately  $12,500 a month, even if our product candidates become available for sale it is likely that federal and state governments, insurance companies and other payers of health care costs will try to first limit the use of these drugs to certain patients, and may be reluctant to provide a level of reimbursement that permits us to earn a significant profit on our investment, if any.

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

As of March  31, 2016, our total consolidated indebtedness was $112.6 million, including our obligations under our 4.75% Convertible Senior Notes. We intend to fulfill our current debt service obligations, including repayment of the principal from our existing cash and investments, as well as the proceeds from potential licensing agreements and any additional financing from equity or debt transactions. However, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Senior Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow to meet these obligations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive, or delaying or curtailing research and development programs. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Following a fundamental change as described in the indenture, holders of Convertible Senior Notes will have the right to require the Company to purchase their Convertible Senior Notes for cash. A fundamental change may also constitute an event of default or require prepayment under, and result in the acceleration of the maturity of, our other then existing indebtedness. We cannot assure you that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change purchase price in cash with respect to any Convertible Senior Notes surrendered by holders for purchase upon a fundamental change. In addition, restrictions in the agreements governing our then-outstanding indebtedness, if any, may not allow us to purchase the Convertible Senior Notes upon a fundamental change. Our failure to purchase the Convertible Senior Notes upon a fundamental change when required would result in an event of default with respect to the Convertible Senior Notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Convertible Senior Notes, which could have a material and adverse impact on our financial condition and results of operations.

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

As of March  31, 2016 we had 94,836,015 shares of common stock issued, plus (1) $100 million of principal amount of 4.75% Convertible Senior Notes convertible into up to approximately 19,583,360 shares of common stock at the conversion rate of $5.11 subject to adjustment as described in the indenture, (2) 4,954,633 options to purchase shares of common stock with a weighted‑average exercise price of $3.31 per share, (3) 630,578 restricted stock units to purchase shares of common stock as they are vested, (4) 9,829,484 for potential future grants of options to purchase shares of common stock under the Plan, (5) 1,500,000 of restricted stock units issued to Dr. Goldenberg as part of the Amended and Restated Employment Agreement and (6) warrants to purchase 1,000,000 shares of common stock with an exercise price of $8.00. All of the remaining 22,665,930 shares of common stock are freely tradable without restriction.

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

As of March  31, 2016, Dr. David M. Goldenberg, our Chairman of the Board, Chief Scientific Officer and Chief Patent Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 8% of our outstanding common stock and approximately 7% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

IMMUNOMEDICS, INC.

May 4, 2016	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

May 4, 2016	By:	/s/ Peter P. Pfreundschuh
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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March  31, 2016, formatted in XBRL (eXtensible Business Reporting Language) filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*Filed herewith.