Form 10-K
period 2016-06-30
IMMUNOMEDICS INC
filed 2016-08-18
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark one)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016.

or

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ◻    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ◻    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	◻	Accelerated Filer	☑
Non-Accelerated Filer	◻	Smaller Reporting Company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes   ◻   No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of December 31, 2015 was $291,000,000. The number of shares of the registrant’s common stock outstanding as of August 17, 2016 was 95,866,441.

Documents Incorporated by Reference:

Certain information required in Part III of this Annual Report on Form 10-K will be set forth in, and incorporated from the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2016.

In this Form 10-K, we use the words "Immunomedics, Inc." to refer to Immunomedics, Inc., a Delaware corporation, and we use the words "Company," "Immunomedics," "Immunomedics, Inc.," "we," "us" and "our" to refer to Immunomedics, Inc. and its subsidiaries.

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

Our portfolio of investigational products includes antibody-drug conjugates (“ADCs”) that are designed to deliver a specific payload of a chemotherapeutic directly to the tumor while reducing overall toxic effects that are usually found with conventional administration of these chemotherapy agents. Our most advanced ADCs are sacituzumab govitecan (“IMMU-132”) and labetuzumab govitecan (“IMMU-130”), which are in Phase 2 trials for a number of solid tumors and metastatic colorectal cancer (“mCRC”), respectively. Sacituzumab govitecan has received Breakthrough Therapy Designation (“BTD”) from the U.S. Food and Drug Administration (“FDA”) for the treatment of patients with metastatic triple-negative breast cancer (“TNBC”) who have failed at least 2 prior therapies. These two ADCs facilitate targeted delivery of SN-38, the active metabolite of irinotecan, an effective, yet toxic chemotherapeutic, more directly to tumor cells. While sacituzumab govitecan and labetuzumab govitecan are circulating in the blood stream, our novel and proprietary ADC linking system keeps SN-38 conjugated to the antibody and in an inactive form, thereby reducing toxicity to normal tissues. The clinical safety and efficacy results obtained with sacituzumab govitecan and labetuzumab govitecan suggest that this half-life is long enough for the ADCs to reach their targets on the surface of tumor cells, without causing significant harm to the rest of the body. More importantly, the pH-sensitive nature of the linker allows the continuous release of SN-38 from the tumor-bound ADCs, regardless of whether the ADC is internalized or remains on the surface of the tumor cell leading to a locally enhanced concentration of SN-38 within or near the tumor. We believe this selective delivery enhances SN-38’s bioavailability at the tumor, which may improve efficacy while also reducing toxicity.

We have a research collaboration with Bayer to study epratuzumab as a thorium-227-labeled antibody. We have other ongoing collaborations in oncology with independent cancer study groups. The IntreALL Inter-European study group is conducting a large, randomized, Phase 3 trial combining epratuzumab with chemotherapy in children with relapsed acute lymphoblastic leukemia at clinical sites in Australia, Europe, and Israel.

We also have a number of other product candidates that target solid tumors and hematologic malignancies, as well as other diseases, in various stages of clinical and pre-clinical development. These include combination therapies involving antibody-drug conjugates, bispecific antibodies targeting cancers and infectious diseases as T-cell redirecting immunotherapies, as well as bispecific antibodies for next-generation cancer and autoimmune disease therapies, created using our patented DOCK-AND-LOCK® (“DNL®”) protein conjugation technology. The following discussion is a brief summary of our principal research and development programs as of June 30, 2016.

Broad Pipeline of Late-Stage Antibody-Based Therapies

*  The International clinical trial on childhood relapsed acute lymphoblastic leukemia (“IntReALL”) is funded by the European Commission.

Upcoming Milestones

Our foremost clinical goals for fiscal year 2017 are the following:

1.	Complete enrolling additional metastatic TNBC patients with at least 2 prior therapies, into the Phase 2, single-arm study with sacituzumab govitecan;

2.

Complete preparation for  Phase 3 pivotal trial with sacituzumab govitecan in metastatic TNBC, including the validation of commercial-scale manufacturing by outside Contract Manufacturing Organizations (“CMOs”);

3.	Planned initiation of a Phase 3 pivotal trial with sacituzumab govitecan in metastatic TNBC, subject to securing the necessary funding;

4.	Submit accelerated approval application for sacituzumab govitecan in TNBC to the FDA, subject to securing the necessary funding;

5.	Complete enrolling patients into the Phase 1b study with subcutaneously-administered milatuzumab in systemic lupus erythematosus (“SLE”) (funded by the United States Department of Defense);

6.	Continue enrolling patients into the Phase 1 study with IMMU-114, a humanized anti-HLA-DR antibody, as a monotherapy for non-Hodgkin lymphoma (“NHL”) and chronic lymphocytic leukemia (“CLL”).

Our Clinical Programs

We believe that each of our antibodies has therapeutic potential either when administered as a naked antibody or when conjugated with therapeutic radioisotopes (radiolabeled), chemotherapeutics, cytokines or other toxins to create unique and potentially more effective treatment options. The attachment of various compounds to antibodies is intended to allow the delivery of these therapeutic agents to tumor sites with better specificity than conventional radiation therapy or chemotherapy approaches. This treatment method is designed to reduce the total exposure of the patient to the therapeutic agents, which ideally minimizes debilitating side effects. We are currently focusing our efforts on unlabeled, or “naked” antibodies and antibodies conjugated with drugs, cytokines, or toxins, and on the use of radioisotopes, such as yttrium-90 (“90Y”).

Antibody-Drug Conjugates (“ADCs”)

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

We have two product candidates from our proprietary ADC program that are in clinical development, focusing on the treatment of patients with metastatic solid tumors. The first ADC program, sacituzumab govitecan, is an anti-Trop-2-SN-38 ADC currently being evaluated in patients with a variety of solid tumors. Labetuzumab govitecan is an anti-CEACAM5-SN-38 ADC currently in development for the treatment of metastatic colorectal cancer.

Sacituzumab govitecan or IMMU-132

Sacituzumab govitecan is an ADC that contains SN-38, the active metabolite of irinotecan, approved by many Health Authorities, including the FDA, as a chemotherapeutic for patients with cancer. SN-38 cannot be given directly to patients because of its toxicity and poor solubility. Sacituzumab govitecan was created at Immunomedics by conjugating SN-38 site-specifically and at a high ratio of drug to hRS7, our anti-Trop-2 antibody. Trop-2 is a cell-surface receptor that while over-expressed by many human tumors, including cancers of the breast, colon and lung, has limited expression in normal human tissues. This antibody, also called hRS7, internalizes into cancer cells following binding to Trop-2, making it a suitable candidate for the delivery of cytotoxic drugs.

Sacituzumab govitecan has received BTD from the FDA for the treatment of patients with metastatic TNBC who have failed prior therapies for their disease. The regulatory agency has also granted this ADC Fast Track designation for patients with TNBC and for patients with small-cell lung cancer (“SCLC”), or non-small-cell lung cancer (“NSCLC”). Fast Track designation is designed to expedite the development and review of applications for products intended for the treatment of a serious or life-threatening disease or condition. This ADC has also been designated as an orphan drug by the FDA for the treatment of patients with SCLC or pancreatic cancer in the United States and by the European Medicines Agency (“EMA”) for the treatment of patients with pancreatic cancer in the European Union.

Currently, clinical development for sacituzumab govitecan focuses on a number of select types of solid cancers including TNBC, SCLC, NSCLC, urothelial and certain other cancers. In a Phase 2 study where sacituzumab govitecan was administered to patients once a week for 2 weeks in 21-day cycles, the ADC provided a median survival benefit in patients with metastatic TNBC who had received a median of 5 (range, 2 – 12) prior lines of therapy. As of May 2016, the objective response rate (“ORR”) for this group of patients continues to be encouraging, as does the interim median duration of response (“DOR”). The major toxicity was neutropenia, which was manageable, and did not result in cessation of therapy.

These results were discussed with the FDA during a BTD follow-on meeting, in which the regulatory agency provided guidance for a potential accelerated approval for sacituzumab govitecan as a treatment for patients with TNBC in this setting. The application for accelerated approval will be based on the ongoing single-arm Phase 2 trial with additional patients to be enrolled. All patients receive repeated cycles of sacituzumab govitecan at the dose of 10 mg/kg. Treatment responses, including confirmed ORR and mature DOR, are assessed with computed tomography (“CT”) in accordance with RECIST 1.1, and confirmed by an independent centralized and blinded group of radiology experts. In addition, a confirmatory Phase 3 clinical study based upon the Special Protocol Assessment (“SPA”) agreed with the FDA is expected to be well underway at the time of submission of an application for accelerated approval.

Interim Phase 2 results with sacituzumab govitecan in patients with relapsed or refractory metastatic urothelial cancer were reported at the 2016 American Association for Cancer Research (“AACR”) Annual Meeting. These interim results compare favorably with historical PFS and OS reported in the medical literature with multiple chemotherapy regimens in the second- or third-line setting of metastatic urothelial cancer.

Updated Phase 2 results with sacituzumab govitecan in patients with SCLC and NSCLC were presented at the 2016 Annual Meeting of the American Society of Clinical Oncology (“ASCO”). Significant tumor shrinkage and disease stabilization were observed in adenocarcinoma and squamous cell carcinomas, the two major subtypes of NSCLC, and in certain patients who had failed previous anti-PD-1/PD-L1 therapy.

For SCLC, despite the aggressive nature of the disease, encouraging ORR in assessable patients was reported after receiving treatment with sacituzumab govitecan at the dose level of 8 mg/kg or 10 mg/kg. The median number of prior chemotherapies for this group of patients was 2 (range, 1-5). All patients had previous treatment with platinum-based therapy and etoposide, and 11 had received topotecan.

Sacituzumab govitecan has a tolerable safety profile in these patients with diverse, advanced, heavily-pretreated solid cancers. Grades 3 and 4 adverse events at the doses of 10 mg/kg in one interim analysis included neutropenia (34%), diarrhea (11%), and febrile neutropenia (9%). No prophylactic diarrhea or granulocyte colony-stimulating factor medication to stimulate the production of neutrophils was given. More importantly, repeated doses can be given over months without evoking interfering anti-sacituzumab govitecan antibodies from patients’ own immune system.

Certain patents relating to the protein sequence of the hRS7 antibody used in sacituzumab govitecan have a 2017 expiration in the United States and 2023 overseas. Other patents relating to use of hRS7 for cancer therapy, including the SN-38 conjugated form of hRS7 used in sacituzumab govitecan, extend to 2033.

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

In the expanded Phase 2 study, patients were being treated in 3-week cycles, receiving labetuzumab govitecan at 8 or 10 mg/kg once-weekly or twice a week at 4 or 6 mg/kg for the first two weeks followed by one week of rest. Updated results were presented at the 2016 AACR Annual Meeting. A total of 82 patients were enrolled into the open-label study.

Since there was no significant difference in safety and efficacy between the two once-weekly dosing schedules, for patient’s convenience, the once-a-week dose of 10 mg/kg was chosen for future studies in mCRC patients.

Certain patents relating to labetuzumab used in labetuzumab govitecan expire in 2016. Other patents relating to use of labetuzumab for cancer therapy, including the SN-38 conjugated form of labetuzumab used in labetuzumab govitecan, extend to 2033.

Epratuzumab

Epratuzumab is a humanized antibody which targets CD22, an antigen found on the surface of B lymphocytes, a type of white blood cell critical to proper immune system function. Elevated expression of CD22 and other B-cell receptor-associated (“BCR”) proteins on B lymphocytes has been associated with blood cancers and autoimmune diseases. Epratuzumab’s mechanism of action includes the transfer of BCR-proteins to helper cells called effector cells, thereby reducing B-cell destruction and epratuzumab’s impact on the immune system. We believe epratuzumab is the only antibody in development targeting the reduction of these proteins without severely depleting B-cells through a process known as trogocytosis.

On February 25, 2016, we were notified by UCB that it has ceased all Development, as defined in the May 2006 Development, Collaboration and License Agreement, as amended on December 27,  2011,  for epratuzumab for all non-cancer indications worldwide (the “Agreement”), of the Licensed Product (as defined in the Agreement) and that it was terminating the Agreement by providing thirty days’ notice as required by Section 14.1 of the Agreement, thereby terminating the Agreement effective as of March 26, 2016.  Prior to this notification, on July 28, 2015, UCB announced that the two Phase 3 EMBODY™ clinical trials for epratuzumab in patients with lupus did not meet the primary clinical efficacy endpoints in either dose in both studies.

As a result of the Agreement’s termination, all rights to the Licensed Product revert to us and the parties have begun the process of transitioning the Licensed Product back to us. The 5-year warrant to purchase one million shares of our common stock, (granted as part of the Agreement with UCB as amended December 27, 2011) par value $0.01 per share, at an exercise price of $8.00 per share expires December 27, 2016.

We have a research collaboration with Bayer to study epratuzumab as a thorium-227 labeled antibody. Bayer is currently enrolling patients with relapsed or refractory CD22-positive NHL into a Phase 1 study evaluating epratuzumab labeled with thorium-227. This study is focusing on patients with diffuse large B-cell lymphoma and potentially follicular lymphomas who have been previously treated with, or are not considered candidates for available therapies. At the 2016 AACR Annual Meeting, Bayer provided, in an oral presentation, an overview of their Targeted Thorium Conjugates (“TTC”) platform and the CD22 TTC program.

We also have other collaborations ongoing in oncology with independent cancer study groups. The IntreALL Inter-European study group is conducting a large, randomized, Phase 3 trial combining epratuzumab with chemotherapy in children with relapsed ALL at clinical sites in Australia, Europe, and Israel. This Phase 3 study, which is partially funded by the European Commission, assesses the efficacy and safety of this combination therapy using event-free survival as the surrogate for survival, the primary endpoint. For adult patients with ALL, there is one ongoing clinical trial. The CheprALL study, sponsored by the French GRAALL study group, is a multicenter Phase 2 trial of epratuzumab combined with chemotherapy also in adult patients with relapsed ALL.

Although certain patents to the epratuzumab protein sequence expired in 2014 in the United States and in 2015 overseas, other issued patents to therapeutic use of epratuzumab extend to 2018-2023 for cancer and 2020 for autoimmune disease. The method of preparing concentrated epratuzumab for subcutaneous administration is covered by another patent family with expiration in the United States in 2032.

Early-Stage Programs

We have additional potential products for the treatment of cancer and autoimmune diseases including IMMU-114, a humanized anti-HLA-DR antibody; milatuzumab, our anti-CD74 antibody; and veltuzumab, our anti-CD20 antibody.

IMMU-114

IMMU-114 is a novel humanized antibody directed against an immune response target, HLA-DR, under development for the treatment of patients with B-cell and other cancers. HLA-DR is a receptor located on the cell surface and its role is to present foreign objects to the immune system for the purpose of eliciting an immune response. Increased presence of HLA-DR in hematologic cancers has made it a prime target for antibody therapy.

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

By targeting HLA-DR, a receptor that is different from the antigen targeted by rituximab or other antibodies in development for NHL and other B-cell malignancies, IMMU-114 may represent a new tool in the arsenal to combat these cancers. The anti-HLA-DR antibody is being evaluated as a subcutaneously-administered monotherapy for patients with NHL or CLL in a Phase 1 study.

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

The anti-CD74 antibody is currently being studied subcutaneously in a Phase 1b study in patients with active SLE supported by a three-year research grant from the United States Department of Defense with a potential funding of $2 million.

Our interest in pursuing milatuzumab in immune diseases is driven by the observations that implicated CD74 in antigen presentation, particularly by dendritic and other immune cells—and as a survival factor for rapidly proliferating malignant cells. Recent findings have determined that CD74 is a receptor for the pro-inflammatory chemokine, macrophage migration-inhibitory factor, and that binding of the factor to CD74 initiates a signaling cascade resulting in proliferation and survival of normal and malignant B cells, such as in CLL. Migration-inhibitory factor is widely expressed by immune cells, particularly macrophages, and is known to play a role in autoimmune disease. Thus, we believe that milatuzumab, by blocking the function of CD74, could be useful in the management of immune diseases either alone or in combination with other agents including other B-cell antibodies, such as epratuzumab and veltuzumab.

First results from the open-label Phase 1b study of subcutaneously administered milatuzumab in patients with SLE were presented at a poster session during the annual European League Against Rheumatism (“EULAR”) Congress. An initial cohort of ten adult patients with moderate lupus disease activity but not severe flares (at least 2 BILAG B scores, but no A's) were enrolled to receive injections of 250 mg of milatuzumab once-weekly for 4 consecutive weeks. Disease activity was assessed by BILAG2004 and SELENA-SLEDAI every 4 weeks until week 24. Patients were allowed to continue with their background lupus medications during study.

Based on early encouraging results, we have expanded the study into a double-blind, placebo-controlled 30-patient trial to confirm the activity of milatuzumab in this population and have received approval from the Department of Defense for an increased budget to support the expansion.

Veltuzumab

Veltuzumab is a humanized monoclonal antibody targeting CD20 receptors on B lymphocytes currently under development for the treatment of NHL and autoimmune diseases. The Office of Orphan Products Development of the FDA has granted orphan status for the use of veltuzumab for the treatment of patients with immune thrombocytopenia (“ITP”). We have studied the subcutaneous formulation of veltuzumab in patients with ITP in a Phase 1/2 trial, which was designed to evaluate different dosing schedules. This trial has completed patient accrual and patients are being followed for up to five years. In oncology, we have completed a  National Cancer Institute-funded Phase 2 study in patients with aggressive NHL in combination with 90Y-epratuzumab tetraxetan.

We are currently evaluating various options for further clinical development of veltuzumab in ITP and other autoimmune disease indications, as well as in oncology, including licensing arrangements and collaborations with outside study groups.

Yttrium-90-Labeled Epratuzumab Tetraxetan

90Y-epratuzumab tetraxetan is our radiolabeled anti-CD22 investigational product for patients with ALL. A team from the University of Nantes, Nantes, France, is starting 2 new trials with the radiolabeled antibody. The first study is randomized Phase 2 trial evaluating the safety and efficacy of 90Y-epratuzumab tetraxetan in adult patients with CD22 positive relapsed or refractory ALL. The second trial is evaluating the feasibility of a reduced conditioning regimen FB2A2 preceding a fractionated radio-immunotherapy with 90Y-epratuzumab tetraxetan before allogeneic stem cell transplantation for patients with  CD22 positive ALL in a Phase 1/2 open-label, prospective trial.

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

Beginning with our unique grafting technique to engineer humanized antibodies, our antibody humanization platform has produced a diverse portfolio of therapeutic agents that are in multiple stages of clinical trials for the therapy of cancer and autoimmune diseases, as detailed above. These humanized antibodies are well tolerated and also have a low incidence of immunogenicity.

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

Pretargeting requires the use of bispecific antibodies that recognize two targets. These antibodies are produced by our protein engineering platform technology called DOCK-AND-LOCK®, that combines conjugation chemistry and genetic engineering. Finally, we have invented a novel and facile method of labeling peptides with fluorine-18 (“18F”) for use in the imaging of diseases using position-emission tomography (“PET”), and are working toward developing a single-vial kit that can be validated for commercial use. This method also permits the use of other PET radionuclides, such as gallium-68 (“Ga-68”).

ADC Linker Technology

We have developed a novel ADC platform using our proprietary linker, CL2A, which was designed with targeted delivery of SN-38 in mind. SN-38 is about 3 orders of magnitude (100 to 1,000 times) more potent than irinotecan, its parent drug, but it cannot be administered systemically to patients because of its poor solubility and toxicity. The linker, CL2A, allows us to produce SN-38 conjugates that are soluble in water with excellent yields and preserves antibody binding and drug activity.

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

TF2 is currently being studied in four investigator-sponsored clinical trials in France for pretargeted radioimmunotherapy of patients with mCRC and for pretargeted immunoPET imaging of patients with breast, colorectal and medullary thyroid cancers.

The ultimate goal of IBC is to offer cancer patients a more personalized treatment by combining improved molecular imaging (“theranostic”) with targeted therapy. Demonstrated tumor localization in imaging studies may predict a more appropriate group of patients that would respond to the subsequent therapy.

Immuno-Oncology

Harnessing the patient's own immune system to control metastatic disease has become an exciting approach in cancer therapy, particularly inhibitors of programmed cell death, such as PD-1. The approval of two such agents, as well as an antibody that inhibits T lymphocyte-associated antigen 4 (“CTLA4”), has spurred interest in their combination with other therapies in order to achieve a synergism, whereby superior effects are achieved. We have begun to develop our own PD-1 antibody to evaluate its use in combination with our other anticancer agents in preclinical studies, such as the ADCs described above.

Another immunotherapy of current interest is utilizing chimeric antigen receptors (“CARs”) to direct T cells known as natural killer cells. The engineering of chimeric antigen receptors on the surface of such cells combines the potent functions of the effector cells with the tumor-targeting properties of the antibodies. To-date, clinical results using CAR-redirected immunotherapy have appeared to be more successful in liquid (hematological) tumors than in solid cancers. Using our own genetic engineering technology, our scientists have begun work on a more universal approach to direct effector cells to a variety of cancer types by a next-generation targeting model. Preclinical studies are in progress while patents to protect the intellectual property are being prosecuted.

Finally, as described below under DOCK-AND-LOCK® platform technology, we are developing an investigational T-cell redirected bispecific antibody that takes advantage of our Trop-2 antibody targeting, and has shown biological activity in our preclinical animal studies. We have now begun work to develop the constructs needed for translation into candidates for human clinical trials.

DOCK-AND-LOCK® Platform Technology

Together with IBC we have developed a platform technology, called the DOCK-AND-LOCK® method, which has the potential for making a considerable number of bioactive molecules of increasing complexity. DNL® utilizes the natural interaction between two human proteins, cyclic AMP-dependent protein kinase A (“PKA”) and A-kinase anchoring proteins (“AKAPs”). The region that is involved in such interaction for PKA is called the dimerization and docking domain, (“DDD”), which always is produced in pairs. Its binding partner in AKAPs is the anchoring domain (“AD”). When mixed together, DDD and AD will bind with each other spontaneously to form a binary complex, a process termed docking. Once “docked,” certain amino acid residues incorporated into DDD and AD will react with each other to “lock” them into a stably-tethered structure. The outcome of the DNL® method is the exclusive generation of a stable complex, in a quantitative manner that retains the full biological activities of its individual components.

DNL® combines conjugation chemistry and genetic engineering to enable the creation of novel human therapeutics, and the potential construction of improved recombinant products over those currently on the market. Diverse drugs, chemical polymers, proteins, peptides, and nucleic acids are among suitable components that can be linked to either DDD or AD. Since the invention of DNL®, we have created multivalent, mono- or multi-specific antibodies, DNL-PEGylated cytokines; and cytokine-antibody conjugates.

An immunocytokine, named 20-2b, comprising veltuzumab and four copies of interferon-alpha (“IFNα”) was developed using DNL®. 20-2b potently kills NHL cells in vitro and has exhibited in-vivo activity in human NHL xenograft animal models. This novel immunocytokine is being developed as a biologic therapeutic agent for NHL with funding of a Phase 2 Small Business Innovation Research grant from the NCI.

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

In this regard, we are developing a novel investigational T-cell redirecting bispecific antibody, (E1)-3s, created using DNL® for the potential treatment of pancreatic and gastric cancers. These and various other solid cancers express high-levels of Trop-2, a target recognized by the bispecific (E1)-3s, which also binds to the CD3 antigen on T cells. (E1)-3s effectively induced a potent and specific T-cell-mediated killing of human pancreatic and gastric cancer cell lines. Furthermore, in animal models of human pancreatic or gastric cancer, treatment with (E1)-3s significantly inhibited tumor growth, which resulted in improved survival compared with the control groups. Adding IFNα enhanced the tumor-growth-inhibition activity of (E1)-3s.

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

The method has since been successfully applied to a bispecific antibody pretargeting study in animals  injected with human colon cancer cells. Moreover,18F -labeled peptides were shown to be stable enough to produce exceptional PET images of receptor-expressing tumors in animals by labeling of specific peptides binding such receptors. Scientists at the National Institutes of Health and outside third parties have also successfully applied the new 18F labeling method for the PET imaging of tumor angiogenesis in mice, angiogenesis imaging in a myocardial infarction/reperfusion animal model, hypoxia imaging, and the imaging of growth factor receptors in animal models of gastrointestinal and ovarian cancers.

PET is one of the most prominent imaging tools in diagnostic medicine.  18F is a positron-emitting radioisotope usually given to patients as 18F fluoro-2-deoxyglucose (18F-FDG), a sugar analog. Increased glucose metabolism, which leads to higher uptake of 18F-FDG, is the premise of 18F-FDG PET imaging. 18F-FDG is the most widely used radiopharmaceutical in PET to determine abnormal glucose metabolism. In the United States, 18F-FDG has been approved for use in detecting certain tumors, coronary artery disease, and epilepsy. However, 18F-FDG uptake is also enhanced during inflammatory processes and in rapidly-proliferating normal cells (such as bone marrow), which may lead to false-positive results and lower specificity.

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

Research and Development Expense

We have historically invested heavily in our research and development programs, spending approximately $53.5 million, $41.7 million and $33.7 million for these programs during the fiscal year ended June 30, 2016, 2015, and 2014, respectively. The expense increases during the 2016 and 2015 fiscal years resulted primarily from higher spending for clinical trials, particularly for the pancreatic cancer “PANCRIT Trial” and the ADC clinical trials.

Patents and Proprietary Rights

Our Patents

We have accumulated a sizeable portfolio of patents and patent applications in the course of our research, which we believe constitutes a very valuable business asset. The major patents relate primarily to our therapeutic product candidates as well as our technologies and other discoveries for which no product candidate has yet been identified. As of August 1, 2016, our portfolio included approximately 288 active United States patents. In addition, as of such date, the portfolio included more than 400 foreign patents, with a number of United States and foreign patent applications pending.

The chart below highlights our material patents and product groups as of June 30, 2016, the major jurisdictions, and relevant expiration periods. Additional patents have been filed to extend the patent life on some of these products, but there can be no assurance that these will be issued as filed.

Program & Product Group	Targeted Antigen/Description	Patent Expiration	Major Jurisdictions
Epratuzumab	CD22	2016-2023	U.S., Europe, Japan
Veltuzumab	CD20	2023-2029	U.S., Europe, Japan
PAM4 –[90]Y Clivatuzumab Tetraxetan	Mucin	2023-2029	U.S., Europe, Japan
Milatuzumab	CD74	2023-2024	U.S., Europe, Japan
Antibody-Drug Conjugates	Trop-2 and CEA/CEACAM5	2023-2033	U.S., Europe, Japan
Subcutaneous Formulation	All Antibodies	2032	U.S., Europe, Japan
DNL® Program – TF2	CEACAM5	2026	U.S., Europe, Japan
18F Labeling Technology	18F labeling of proteins and peptides	2027-2030	U.S., Europe, Japan

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

Center for Molecular Medicine and Immunology (“CMMI”) – We entered into a license agreement with CMMI in December 2004, whereby we have licensed certain rights with respect to patents and patent applications owned by CMMI. Dr. Goldenberg, the Chairman of our Board of Directors, Chief Scientific Officer, and Chief Patent Officer, was the founder, President and member of the Board of Trustees of CMMI. No license or milestone payments are required under this agreement. Under the license agreement, which expires at the expiration of the last of the licensed patents in 2023, CMMI will receive future royalty payments in the low single digits based on a percentage of sales of products that are derived from the CMMI patents. Under the license agreement, we are able to decide which patent related expenses we will support. For the fiscal years ended June 30, 2016, 2015 and 2014, we have made payments for CMMI legal expenses regarding patent-related matters of $27 thousand, $33 thousand and $26 thousand, respectively; however any inventions made independently of us by CMMI are the property of CMMI. Please see the section entitled “Other Collaborations” for a description of the current status of the relationship.

Our Trademarks

The mark “IMMUNOMEDICS” is registered in the United States and 19 foreign countries and a European Community Trademark has been granted. Our logo is also registered in the United States and in one foreign country. The mark “IMMUSTRIP” is registered in the United States and Canada. The mark “LEUKOSCAN” is registered in the United States and eight foreign countries, and a European Community Trademark has been granted. In addition, we have applied for registration in the United States for several other trademarks for use on products now in development or testing, and for corresponding foreign and/or European Community Trademarks for certain of those marks. The marks “EPRATUCYN,” “VELTUCYN,” “CLIVATUCYN” and “MILATUCYN” have been registered in the U.S. International Trademark Registrations and Canadian applications which claim priority to the respective United States applications have been filed for “EPRATUCYN” and “VELTUCYN.” The International Registrations request registration in China, Japan and the European Union. The marks “DOCK-AND-LOCK,” “DNL,” and “PANCRIT” have been registered in the United States.

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

On May 9, 2006, we entered into an agreement (the “UCB Agreement”) with UCB, S.A. (“UCB”), providing UCB an exclusive worldwide license to develop, manufacture, market and sell epratuzumab for the treatment of all non-cancer indications. On December 27, 2011, we entered into an amended agreement with UCB (the “Amendment Agreement”) which provided UCB the right to sublicense epratuzumab, subject to obtaining our prior consent, to a third party for the United States and certain other territories. To date, UCB has not executed a sublicense agreement with any third-party.

We also issued to UCB on December 27, 2011 a 5-year warrant to purchase one million shares of our common stock, par value $0.01 per share, at an exercise price of $8.00 per share. In exchange for the right to sublicense our rights in epratuzumab to a third party and the warrant issuance, we received a non-refundable cash payment of $30.0 million in January 2012. Further, under the terms of the Amendment Agreement, UCB surrendered its buy-in right with respect to epratuzumab in the field of oncology, which had been granted under the UCB Agreement.

On July 28, 2015, UCB announced that the two Phase 3 EMBODY™ clinical trials for epratuzumab in SLE did not meet the primary clinical efficacy endpoints in either dose in both studies. On February 25, 2016, UCB notified us that it has ceased all Development (as defined in the UCB Agreement) of the Licensed Compound (as defined in the UCB Agreement) and would be terminating the UCB Agreement effective as of March 26, 2016.

As a result of the UCB Agreement’s termination, all rights to the Licensed Product revert to us and the parties have begun the process of transitioning the Licensed Product back to us. The 5-year warrant to purchase one million shares of our common stock, par value $0.01 per share, at an exercise price of $8.00 per share expires December 27, 2016.

Other Collaborations

In previous years, we conducted research on a number of our programs in collaboration with CMMI and its clinical unit, the Garden State Cancer Center. CMMI performed contracted pilot and pre-clinical trials in scientific areas of importance to us and also conducted basic research and pre-clinical evaluations in a number of areas of potential interest to us. Dr. David M. Goldenberg, our Chairman of the Board of Directors, Chief Scientific Officer, and Chief Patent Officer, was the President and a Member of the Board of Trustees of CMMI. CMMI has ceased operations.

We also collaborate with numerous other academic and research centers. Our academic collaborators have included such institutions as the Erasme University Hospital, Brussels, Belgium; University of Nijmegen, The Netherlands; Institut National de la Sante et de la Recherche Medicale, Nantes, France; University Medical Center Göttingen, Germany; Karolinska Institutet, Stockholm, Sweden; New York Presbyterian Hospital – Weill Cornell Medical College; University of Ohio Cancer Center; M.D. and Anderson Cancer Center. We believe such academic research collaboration may identify new and improved products and techniques for diagnosing and treating various cancers, autoimmune and infectious diseases.

Government Regulation

Regulatory Compliance

Our research and development activities, including testing in laboratory animals and in humans, our manufacture of antibodies, as well as the design, manufacturing, safety, efficacy, handling, labeling, storage, record-keeping, advertising, promotion and marketing of the product candidates that we are developing and our marketed products, are all subject to stringent regulation, primarily by the FDA in the United States under the Federal Food, Drug, and Cosmetic Act (“FFDCA”), and its implementing regulations, and the Public Health Service Act (“PHSA”), and its implementing regulations, and by comparable authorities under similar laws and regulations in other countries. If for any reason we do not comply with applicable requirements, such noncompliance can result in various adverse consequences, including one or more delays in approval of, or even the refusal to approve, product licenses or other applications, the suspension or termination of clinical investigations, the revocation of approvals previously granted, as well as fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow us to enter into governmental supply contracts.

Product Approval

In the United States, our product candidates are regulated as biologic pharmaceuticals, or biologics. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices (“GLP”) regulations;
•	submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin and must be updated annually;
•	approval by an independent Institutional Review Board (“IRB”), the ethics committee at each clinical site before the trial is initiated.
•	performance of adequate and well-controlled clinical trials to establish the safety, purity and potency of the proposed biologic, and the safety and efficacy of the proposed drug for each indication;
•	preparation of and submission to the FDA of a Biologics License Application (“BLA”), for a new biologic, after completion of all pivotal clinical trials;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities to assess compliance with current Good Manufacturing Practice (“cGMP”), regulations; and
•	FDA review and approval of a BLA for a new biologic, prior to any commercial marketing or sale of the product in the United States.

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

The results of the preclinical and clinical testing, along with information regarding the manufacturing of the product and proposed product labeling, are evaluated and, if determined appropriate, submitted to the FDA through a BLA. The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Once the BLA submission has been accepted for filing, the FDA’s standard goal is to review applications within ten months of the filing date or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months from the filing date. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA offers certain programs, such as Fast Track designation, designed to expedite the development and review of applications for products intended for the treatment of a serious or life-threatening disease or condition. If Fast Track designation is obtained, the FDA may initiate review of sections of a BLA before the application is complete, and the product may be eligible for accelerated approval. However, receipt of Fast Track designation for a product candidate does not ensure that a product will be developed or approved on an expedited basis, and such designation may be rescinded if the product candidate is found to no longer meet the qualifying criteria.

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

The Biologics Price Competition and Innovation Act of 2009(“BPCIA”) created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. In March 2015, the FDA approved Novartis’s Zarxio as a biosimilar product to Amgen’s Neupogen. The approval, the first biosimilar product approved for distribution in the United States, could usher in lower prices for biologic products from increased competition.

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

Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the United States government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the United States, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating compliance of healthcare providers and manufacturers with applicable fraud and abuse laws.

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

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act (“HITECH”), and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

We are subject to the United States Foreign Corrupt Practices Act, which prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. Under this act, it is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Our present and future business has been and will continue to be subject to various other laws and regulations.

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

Competition

Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors such as the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies. A number of companies, including Biogen Idec, Roche, GlaxoSmithKline, Seattle Genetics, Immunogen, Merck Serono, Genmab, Celgene, Amgen, Bristol-Myers Squibb, Bayer Healthcare Pharmaceuticals, Pfizer, AstraZeneca and Eli Lilly, are engaged in the development of therapeutic oncology and autoimmune products. Many of these companies have significantly greater financial, technical and marketing resources than we do. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants. Our ability to compete successfully with other companies in the biopharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

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

Our European operations are headquartered in Rodermark, Germany. We have a distribution agreement with Logosys Logistik GmbH, whereby Logosys packages and distributes LeukoScan® in the EU.

Manufacturing

We operate a bioreactor facility at our Morris Plains, New Jersey location. This facility is used for the production of all of our therapeutic product candidates for clinical trials, and potentially for commercial quantities as well.

We are expanding for the commercial-scale manufacturing of sacituzumab govitecan with three outside contract manufacturing organizations to provide drug to be supplied for the planned phase 3 clinical trial study. We have agreements with Lonza AG of Basel, Switzerland (for the manufacture of the IgG material), Johnson Matthey Pharma Services of Devens, Massachusetts (for the manufacture of the linker and SN-38 material) and BSP Pharmaceuticals of Latina Scalo, Italy (for the conjugation of IgG and linker and SN-38 material, final formulation, fill and lyophilization).

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

Manufacturing Regulatory Considerations

In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities and processes used in the manufacturing of such products prior to providing approval to market a product. If after receiving clearance from the FDA, a material change is made in manufacturing equipment, location, or process, additional regulatory review may be required. We must also adhere to cGMP and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval. If, as a result of these inspections, the FDA determines that our equipment, facilities or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations.

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

Employees

As of August 1, 2016, we employed 131 persons on a full-time basis, 18 of whom were in research and development departments, 17 of whom were engaged in clinical research and regulatory affairs, 72 of whom were engaged in operations and manufacturing and quality control, and 24 of whom were engaged in finance, administration, sales and marketing. Of these employees, 51 hold M.D., Ph.D. or other advanced degrees. We believe that while we have been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel continues to be intense and there can be no assurance that we will continue to be able to attract and retain the professionals we will need to grow our business. Our employees are not covered by a collective bargaining agreement and we believe that our relationship with our employees is excellent.

Corporate Information

We were incorporated in Delaware in 1982. Our principal offices are located at 300 The American Road, Morris Plains, New Jersey 07950. Our telephone number is (973) 605-8200. In addition to our majority-owned subsidiary, IBC, we also have two foreign subsidiaries, Immunomedics B.V. in The Netherlands and Immunomedics GmbH in Rodermark, Germany, to assist us in managing sales and marketing efforts and coordinating clinical trials in Europe.  Our web address is www.immunomedics.com. We have not incorporated by reference into this Annual Report on Form 10-K the information on our website and you should not consider it to be a part of this document.

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

We have incurred significant operating losses since our formation in 1982. As of June 30, 2016, we had an accumulated deficit of approximately $368.5 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our licensing agreement with UCB and the collaboration agreement with Bayer. On February 25, 2016, we were notified by UCB that it was terminating the licensing agreement effective as of March 26, 2016. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging product for which our patent protection has recently expired (which may leave us vulnerable to increased competition, for example, from biosimilar manufacturers). In addition, we have made the strategic decision to de-emphasize sales of our diagnostic product and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. Although we may have net income from time to time based on the timing and amount of proceeds received under the collaborative agreement with Bayer, we expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our clinical development efforts.

We believe we have adequate cash at our current expected spending level to fund our clinical development programs through the next twelve months. However, we will require additional financial resources after we utilize our current liquid assets in order to continue our clinical development programs as is currently forecasted beyond fiscal year 2017. We are actively pursuing various financing alternatives as market conditions permit through licensing and collaborative agreements or additional potential equity or debt offerings, if necessary. We continue to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of our proprietary technologies. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. If we do not receive sufficient funding in a timely manner, we will need to delay or reduce our clinical development efforts.

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
•

we or our collaboration partner may experience delays in obtaining, or be unable to obtain, agreement for the conduct of our clinical trials from the FDA, IRBs, or other reviewing entities at clinical sites selected for participation in our clinical trials;

•

while underway, the continuation of clinical trials may be delayed, suspended or terminated due to modifications to the clinical trial’s protocols based on interim results obtained or changes required or conditions imposed by the FDA, an IRB, a data and safety monitoring board (“DSMB”), or any other regulatory authority;

•	our third-party contractors may fail to meet their contractual obligations to us in a timely manner;
•	the FDA or other regulatory authorities may impose a clinical hold, for example based an inspection of the clinical trial operations or trial sites;
•	we or our collaboration partner may suspend or cease trials in our or their sole discretion;
•	during the long trial process alternative therapies may become available which make further development of the product candidate impracticable; and
•	if we are unable to obtain the additional capital we need to fund all of the clinical trials we foresee, we may be forced to cancel or otherwise curtail such trials and other studies.

In March 2016, we announced the termination of the Phase 3 PANCRIT-1 trial with 90Y-clivatuzumab tetraxetan in patients with metastatic pancreatic cancer based on the recommendation from the DSMB, following a planned interim analysis which showed that the treatment arm did not demonstrate a sufficient improvement in overall survival over placebo. Any substantial delay in successfully completing clinical trials for our other product candidates, sacituzumab govitecan and labetuzumab govitecan, could severely harm our business and results of operations.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, the Company may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between the company and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.

Our clinical trials may not adequately show that our drugs are safe or effective, or a failure to achieve the planned endpoints could result in termination of product development.

Progression of our drug products through the clinical development process is dependent upon our trials indicating our drugs have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the trial protocols. Failure to achieve either of these endpoints could result in delays in our trials; require the performance of additional unplanned trials or termination of any further development of the product for the intended indication. For example, with 90Y-clivatuzumab tetraxetan in metastatic pancreatic cancer, the interim analysis did not reveal a sufficient improvement in overall survival as compared to the placebo.

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

As of June 30, 2016 we have $50.6 million of cash, cash equivalents and marketable securities., During fiscal 2017, we plan to continue Phase 2 clinical trials of sacituzumab govitecan in patients with metastatic triple negative breast cancer or TNBC, metastatic non-small-cell lung cancer or NSCLC, small-cell lung cancer or SCLC, and metastatic urothelial cancers. Our research and development activities also include preparations to conduct the Phase 3 clinical trial in TNBC and preparations to demonstrate readiness to manufacture sacituzumab govitecan commercially. We plan to spend approximately $42.0 million to $44.0 million during fiscal 2017 for these activities. Accordingly, we believe our available funds as of June 30, 2016, are sufficient to continue our operations and research and development programs for at least the next twelve months.

Although we have sufficient funding to continue our Phase 2 clinical programs, prepare for the Phase 3 clinical trial and prepare for commercial manufacturing of sacituzumab govitecan, we will require additional funding in order to initiate the Phase 3 clinical trial in TNBC in fiscal 2017, and to complete commercial manufacturing readiness of sacituzumab govitecan. Furthermore, we will require additional funding beyond fiscal 2017 to complete our clinical trials currently underway or planned, continue research and new development programs, and continue operations. To fund our business plan, we continue to pursue potential strategic licensing or collaboration agreements as a possible source of financing. These business arrangements may be with new or existing partners and may include our clinical development programs as well as any of our intellectual property estate. Other potential sources of funding include equity and potential debt financing.

Over the long term, we expect research and development activities to continue to expand and we do not believe we will have adequate cash to continue to complete development of product candidates in line with our pipeline included in our long term corporate strategy. Our capital requirements are dependent on numerous factors, including:

•	the rate at which we progress our research programs and the number of product candidates we have in pre-clinical and clinical development at any one time;
•	the cost of conducting clinical trials involving patients in the United States, Europe and possibly elsewhere;
•	our need to establish the manufacturing capabilities necessary to produce the quantities of our product candidates we project we will need;
•	the time and costs involved in obtaining FDA and foreign regulatory approvals;

•	the cost of first obtaining, and then defending, our patent claims and other intellectual property rights;
•	the ability and willingness of the holders of our 4.75% Convertible Senior Notes due 2020 (“Convertible Senior Notes”) to convert their Convertible Senior Notes to Immunomedics common stock; and
•	our ability to enter into licensing and other collaborative agreements to help offset some of these costs.

There may be additional cash requirements for many reasons, including, but not limited to, changes in our research and development plans, the need for unexpected capital expenditures or costs associated with any acquisitions of other businesses, assets or technologies that we may choose to undertake. If we deplete our existing capital resources, we will be required to either obtain additional capital quickly, or significantly reduce our operating expenses and capital expenditures, either of which could have a material adverse effect on us.

Until we can generate significant cash through strategic licensing or collaboration agreements, we expect to continue to fund our operations with the financial resources that we currently possess. These financial resources may not be adequate to sustain our operations. Consequently, if we cannot obtain sufficient funding through strategic licensing or collaborations, we could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets.  However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all.  The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. If the Company is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. Having insufficient funds may require us to delay, scale-back, or eliminate some or all of our programs, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

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

We and our collaboration partner also depend on third parties to provide certain raw materials, manufacturing and processing services. All manufacturers of pharmaceutical products must comply with current Good Manufacturing Practice regulations or cGMPs, required by the FDA and other regulatory agencies. Such regulations address, among other matters, controls in manufacturing processes, quality control and quality assurance requirements and the maintenance of proper records and documentation. The FDA and other regulatory agencies routinely inspect manufacturing facilities. The FDA generally will issue a notice on Form 483 if it finds issues with respect to its inspections. If our manufacturing facility or those facilities of our partner and our respective contract manufacturers or processors do not comply with applicable cGMPs and other regulatory requirements, we may be subject to product liability claims, we may be unable to meet clinical demand for our products, and we could suffer delays in the progress of clinical trials for products under development.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chairman, Chief Scientific Officer, and Chief Patent Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operated as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg was the President and a Trustee of CMMI, a not-for-profit cancer research center that we used to conduct certain research activities. CMMI has ceased operations. Dr. Goldenberg is also a minority stockholder, director and officer of our majority-owned subsidiary, IBC Pharmaceuticals, Inc. Dr. Goldenberg is the primary inventor of new intellectual property for Immunomedics and IBC and is largely responsible for allocating ownership between the two companies. Dr. Goldenberg also has primary responsibility for monitoring the market for incidences of potential infringement of the Company’s intellectual property by third parties.

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

During the last few years, we have generated revenues from awards made to us by the National Institutes of Health and the Department of Defense to partially fund some of our programs. We cannot rely on grants or additional contracts as a continuing source of funds. Funds available under these grants and contracts must be applied by us toward the research and development programs specified by the government rather than for all our programs generally. The government’s obligation to make payments under these grants and contracts is subject to appropriation by the United States Congress for funding in each year. It is possible that Congress or the government agencies that administer these government research programs will continue to scale back these programs or terminate them due to their own budgetary constraints, as they have recently been doing. Additionally, these grants and research contracts are subject to adjustment based upon the results of periodic audits performed on behalf of the granting authority. Consequently, the government may not award grants or research contracts to us in the future, and any amounts that we derive from existing awards may be less than those received to date. In those circumstances, we would need to provide funding on our own, obtain other funding, or scale back or terminate the affected program. In particular, we cannot assure you that any currently-contemplated or future efforts to obtain funding for our product candidate programs through government grants or contracts will be successful, or that any such arrangements which we do conclude will supply us with sufficient funds to complete our development programs without providing additional funding on our own or obtaining other funding. Where funding is obtained from government agencies or research bodies, our intellectual property rights in the research or technology funded by the grant are typically subject to certain licenses to such agencies or bodies, which could have an impact on our utilization of such intellectual property in future.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our future products and profitability. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “PPACA”), which includes a number of health care reform provisions and requires most United States citizens to have health insurance. The new law, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, and establishes a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Substantial new provisions affecting compliance also have been added, which may require modification of business practices with health care practitioners.

In the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our future products, and we could be adversely affected by current and future health care reforms.

Our industry and we are subject to intense regulation from the United States Government and such other governments and quasi-official regulatory bodies where our products are and product candidates may be sold.

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
•

we rely on third parties, such as consultants, contract research organizations, medical institutions, and clinical investigators, to conduct clinical trials for our drug candidates and if we or any of our third-party contractors fail to comply with applicable regulatory requirements, such as cGCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials;

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

•	we have not received regulatory approval in the United States for the commercial sale of any of our biologic product candidates;

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

•

later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with the regulatory requirements of FDA and other applicable United States and foreign regulatory authorities could subject us to administrative or judicially imposed sanctions;

•

although several of our product candidates have received orphan drug designation in the United States and the EU for particular indications, we may not receive orphan drug exclusivity for any or all of those product candidates or indications upon approval, and even if we do obtain orphan drug exclusivity, that exclusivity may not effectively protect the product from competition;

•

even if one or more of our product candidates is approved in the United States, it may not obtain the 12 years of exclusivity from biosimilars for which innovator biologics are eligible, and even if it does obtain such exclusivity, that exclusivity may not effectively protect the product from competition;

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

Risks Related to Our Securities

Conversion of the Convertible Senior Notes will dilute the ownership interest of existing stockholders and could adversely affect the market price of our common stock.

The conversion of some or all of the Convertible Senior Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion and exercise could adversely affect prevailing market prices of our common stock.  In addition, the existence of the Convertible Senior Notes may encourage short selling by market participants.

Our indebtedness and debt service obligations may adversely affect our cash flow.

As of June 30, 2016, our total consolidated indebtedness was $112.8 million, including our obligations under our Convertible Senior Notes. We intend to fulfill our current debt service obligations, including repayment of the principal from our existing cash and investments, as well as the proceeds from potential licensing agreements and any additional financing from equity or debt transactions. However, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Senior Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow to meet these obligations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive, or delaying or curtailing research and development programs. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

If our common stock would not be able to be traded on the OTC Bulletin Board, we would make every effort to have it available for trading on the National Quotation Bureau’s Pink Sheets (“the Pink Sheets”). The Pink Sheets market consists of security firms who act as market makers in the stocks, usually, of very small companies. The bid and asked prices are not quoted electronically, but are quoted daily in “hard copy” which is delivered to firms that subscribe. Stocks that trade in the Pink Sheets are usually not as liquid as those that trade in electronic markets and, often time, the difference between the bid and the asked prices are substantial. As a result, if our common stock were traded on the Pink Sheets, there would likely be a further negative affect on the liquidity, trading market and price of our common stock even compared to what we might suffer if we were traded on the OTC Bulletin Board.

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

We may not have the ability to raise funds necessary to purchase the Convertible Senior Notes upon a fundamental change and our future debt may contain limitations on our ability to repurchase the Convertible Senior Notes.

Following a fundamental change (which includes matters such as a change in control of the Company, approval by the Company’s stockholders of a plan of dissolution or liquidation of the Company, and the cessation of listing of the Company’s common stock on NASDAQ or The New York Stock Exchange, among others as further described in the indenture), holders of Convertible Senior Notes will have the right to require the Company to purchase their Convertible Senior Notes for cash. A fundamental change may also constitute an event of default or require prepayment under, and result in the acceleration of the maturity of, our other then-existing indebtedness. We cannot assure you that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change purchase price in cash with respect to any Convertible Senior Notes surrendered by holders for purchase upon a fundamental change. In addition, restrictions in the agreements governing our then-outstanding indebtedness, if any, may not allow us to purchase the Convertible Senior Notes upon a fundamental change. Our failure to purchase the Convertible Senior Notes upon a fundamental change when required would result in an event of default with respect to the Convertible Senior Notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Convertible Senior Notes, which could have a material and adverse impact on our financial condition and results of operations.

Shares eligible for future sale may adversely affect our ability to sell equity securities.

Sales of our common stock (including the issuance of shares upon conversion of convertible debt) in the public market could materially and adversely affect the market price of shares. We have outstanding $100 million principal amount of Convertible Senior Notes that convert to common stock at prices equivalent to $5.11 (subject to adjustment for certain dilutive events). Our obligation to convert the Convertible Senior Notes upon demand by the holders may depress the price of our common stock and also make it more difficult for us to sell equity securities or equity‑related securities in the future at a time and price that we deem appropriate.

As of June 30, 2016 we had 95,867,298 shares of common stock issued, plus (1) $100 million of principal amount of Convertible Senior Notes convertible into up to approximately 19,583,360 shares of common stock at the conversion rate of $5.11 subject to adjustment as described in the indenture, (2) 4,015,895 options to purchase shares of common stock with a weighted‑average exercise price of $3.42 per share, (3) 566,041 restricted stock units, (4) 9,788,708 for potential future grants of options to purchase shares of common stock under the Plan, (5) 1,500,000 of restricted stock units issued to Dr. Goldenberg as part of the Amended and Restated Employment Agreement and (6) warrants to purchase 1,000,000 shares of common stock with an exercise price of $8.00. All of the remaining 22,678,698 shares of common stock are freely tradable without restriction.

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

As of June 30, 2016, Dr. David M. Goldenberg, our Chairman of the Board, Chief Scientific Officer and Chief Patent Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 8% of our outstanding common stock and approximately 7% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

The Sarbanes-Oxley Act requires that we maintain effective internal controls over financial reporting and disclosure controls and procedures. Among other things, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act (“Section 404”). Compliance with Section 404 requires substantial accounting expense and significant management efforts. Our testing, or the subsequent review by our independent registered public accounting firm, may reveal deficiencies in our internal controls that would require us to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the NASDAQ Stock Market or other regulatory authorities that would require additional financial and management resources and could adversely affect the market price of our common stock.

We do not intend to pay dividends on our common stock. Until such time as we pay cash dividends our stockholders, must rely on increases in our stock price for appreciation.

We have never declared or paid dividends on our common stock. We intend to retain future earnings to develop and commercialize our product candidates and therefore we do not intend to pay cash dividends in the foreseeable future. Until such time as we determine to pay cash dividends on our common stock, our stockholders must rely on increases in the market price of our common stock for appreciation of their investment.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our headquarters is located at 300 The American Road, Morris Plains, New Jersey 07950, where we lease approximately 85,000 square feet of commercial office space, pursuant to a lease which is scheduled to expire in October 2031. The current base annual rate is $0.9 million, which is a fixed rate through October 2016 and increases thereafter every five years. Our manufacturing, regulatory, medical, research and development laboratories, and our finance, marketing and executive offices are currently located in this facility. We operate a 7,500 square-foot manufacturing facility within our Morris Plains headquarters, which consists of four independent antibody manufacturing suites, several support areas, and a quality control laboratory. See Item 1 Business, “Manufacturing.” In addition, our European subsidiary, Immunomedics GmbH, leases executive office space in Rodermark, Germany.

Item 3.  Legal Proceedings

Shareholder complaints:

Class Action Shareholder Federal Securities Cases. Two purported class action cases have been filed in the United States District Court for the District of New Jersey; namely, Fergus v. Immunomedics, Inc., et al., No. 2:16-cv-03335, filed June 9, 2016; and Becker v. Immunomedics, Inc., et al., No. 2:16-cv-03374, filed June 10, 2016. These cases arise from the same alleged facts and circumstances, and seek class certification on behalf of purchasers of our common stock between April 20, 2016 and June 2, 2016 (with respect to the Fergus matter) and between April 20, 2016 and June 3, 2016 (with respect to the Becker matter). These cases concern the Company's statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 American Society of Clinical Oncology ("ASCO") conference in Chicago, Illinois.  The complaints allege that these statements were false and misleading in light of June 2, 2016 reports that ASCO had cancelled the presentation because it contained previously reported information.  The complaints further allege that these statements resulted in artificially inflated prices for our common stock, and that the Company and certain of its officers are thus liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  As of the date hereof, service of the initiating papers in these actions has not been made on the Company.

Patent litigation:

Immunomedics filed a first amended complaint on October 22, 2015 and a second amended complaint on January 14, 2016 in the United States District Court for the District of New Jersey, against defendants Roger Williams Medical Center (“RWMC”), Richard P. Junghans, M.D., Ph.D., and Steven C. Katz, M.D. The second amended complaint alleges that these defendants breached a Material Transfer Agreement (“MTA”) through which it provided to them a monoclonal antibody known as MN-14 and related materials. Defendants are alleged to have breached the MTA and to have been negligent by, among other things, using the materials beyond the agreed-upon Research Project (as defined in the MTA), sharing confidential information, failing to provide Immunomedics with a right of first refusal, failing to notify Immunomedics of intended publications prior to publishing, and refusing to return the materials upon request.  Immunomedics also asserts against these defendants claims of conversion, tortious interference, unjust enrichment, and infringement of three patents owned by Immunomedics. On January 28, 2016, defendants filed an Answer to the Second Amended Complaint.  Immunomedics and defendants are currently engaged in fact discovery and the exchange of patent disclosures.

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

Not applicable.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

Our common stock is quoted on the NASDAQ Global Market under the symbol “IMMU.” The following table sets forth, for the last two fiscal years, the high and low sales prices for our common stock, as reported by the NASDAQ Global Market:

Fiscal Quarter Ended	High	Low

September 30, 2014	$3.99	$3.08
December 31, 2014	4.98	3.15
March 31, 2015	5.48	3.64
June 30, 2015	5.05	3.56

September 30, 2015	$4.32	$1.50
December 31, 2015	3.40	1.59
March 31, 2016	3.02	1.61
June 30, 2016	5.44	1.95

As of August 17, 2016, the closing sales price of our common stock on the NASDAQ Global Market was $2.87. As of August 12, 2016, there were approximately 381 stockholders of record of our common stock and, according to our estimates, approximately 16,331 beneficial owners of our common stock. We have not paid dividends on our common stock since inception and do not plan to pay cash dividends in the foreseeable future.

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

The following graph compares the yearly change in cumulative total stockholder return on the Company’s common stock for the prior five fiscal years with the total cumulative return of the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index.  The returns are indexed to a value of $100 at June 30, 2011.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG IMMUNOMEDICS, INC., THE NASDAQ STOCK MARKET - US INDEX AND THE NASDAQ PHARMACEUTICAL INDEX

DOLLARS
300
200
100
0
6/30/11
6/30/12
6/30/13
6/30/14
6/30/15
6/30/16
Immunomedics
NASDAQ Composite
NASDAQ Pharmaceutical

Company/Index	Indexed Returns (years ending)
	6/30/11	6/30/12	6/30/13	6/30/14	6/30/15	6/30/16
Immunomedics	100	87	134	90	100	57
NASDAQ Composite	100	104	127	159	170	174
NASDAQ Pharmaceutical	100	116	143	184	216	218

Item 6.  Selected Financial Data

The following table sets forth our consolidated financial data as of and for each of the five fiscal years ended June 30, 2016. The selected consolidated financial data as of and for each of the five fiscal years ended June 30, 2016, has been derived from our audited consolidated financial statements. The audited consolidated financial statements as of June 30, 2016 and 2015 and for the years ended June 30, 2016, 2015 and 2014 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal year ended June 30,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Statements of Comprehensive (Loss) Income

Revenues	$3,233	$5,653	$9,042	$4,962	$32,734
Costs and expenses	62,241	51,873	44,622	35,754	31,291
Arbitration settlement, net	—	—	—	16,739	—
Insurance proceeds received	—	—	—	2,638	—
Interest and other income, net	338	246	56	10	19
Interest expense (1)	(5,480)	(2,091)	—	—	—
Foreign currency transaction (loss) gain, net	(40)	(1)	1	(37)	13
(Loss) income before income tax expense	(64,190)	(48,066)	(35,523)	(11,442)	1,475
Income tax benefit (expense)	5,054	(58)	(8)	(44)	(210)
Net (loss) income	(59,136)	(48,124)	(35,531)	(11,486)	1,265
Less net loss attributable to noncontrolling interest	(99)	(122)	(105)	(105)	(114)
Net (loss) income attributable to Immunomedics, Inc stockholders	$(59,037)	$(48,002)	$(35,426)	$(11,381)	$1,379
(Loss) earnings per common share attributable to Immunomedics, Inc stockholders:
Basic	$(0.62)	$(0.51)	$(0.42)	$(0.15)	$0.02
Diluted	$(0.62)	$(0.51)	$(0.42)	$(0.15)	$0.02
Weighted average shares outstanding used to calculate (loss) earnings per common share:
Basic	94,770	93,315	84,632	78,040	75,481
Diluted	94,770	93,315	84,632	78,040	76,174

	As of June 30,
	2016	2015	2014	2013	2012
		(In thousands)
Balance Sheets
Cash, cash equivalents and marketable securities	$50,628	$99,618	$41,833	$41,326	$32,838
Total assets	56,950	105,780	47,486	47,927	38,635
Convertible senior notes, net of debt issuance costs	97,354	96,625	—	—	—
Stockholders’ (deficit) equity (2)	$(57,527)	$(4,525)	$38,859	$39,795	$34,169

(1)

Interest expense represents the Convertible Senior Notes interest expense ($4.8 million for 2016 and $1.8 million for 2015) and amortized debt issuance costs ($0.7 million for 2016 and $0.3 million for 2015).

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

Overview

We are a biopharmaceutical company primarily focused on the development of monoclonal, antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We have developed a number of advanced proprietary technologies that allow us to create humanized antibodies that can be used either alone in unlabeled, or “naked,” form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins, in each case to create highly targeted agents. Using these technologies, we have built a broad pipeline of therapeutic product candidates that utilize several different mechanisms of action. Our portfolio of investigational products includes two antibody-drug conjugates, sacituzumab govitecan (IMMU-132) and labetuzumab govitecan (IMMU-130), which are in Phase 2 trials for a number of solid tumors and metastatic colorectal cancer, respectively. We also have a majority ownership in IBC Pharmaceuticals, Inc., which is developing a novel DOCK-AND-LOCK® (DNL®) method with us for making fusion proteins and multifunctional antibodies. DNL® is being used particularly to make bispecific antibodies targeting cancers and infectious diseases as a T-cell redirecting immunotherapy, as well as bispecific antibodies for next-generation cancer and autoimmune disease therapies.

We have also been one of the first companies to test antibody combinations as a possibly improved method of cancer therapy, and, as a result, have also embarked on the development of bispecific (bifunctional) monoclonal antibodies targeting two distinct antigens on the same cancer cells. We believe that our portfolio of intellectual property, which includes approximately 288 active patents in the United States and more than 400 other issued patents worldwide, protects our product candidates and technologies.

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

From inception in 1982 through June 30, 2016, we had an accumulated deficit of approximately $368.5 million. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature or source of which cannot be predicted), our losses will continue as we conduct our research and development activities. These activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, our operating losses are likely to be substantial over the next several years.

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

Critical Accounting Policies and Accounting Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

For a description of our significant accounting policies, see Notes to Consolidated Financial Statements – Note 2 Summary of Significant Accounting Policies. Of these policies, the following are considered critical to an understanding of the Company’s Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments; (i) Revenue recognition, (ii) Research and development costs, and (iii) Stock-based compensation.

The Company’s critical accounting estimates and assumptions impacting the consolidated financial statements relate to stock compensation expenses. See Note 2 Summary of Significant Accounting Policies for the basis of related assumptions.

Results of Operations

Fiscal Year 2016 compared to Fiscal Year 2015

Revenues

Revenues for the fiscal year ended June 30, 2016 were $3.2 million as compared to $5.7 million for the fiscal year ended June 30, 2015, representing a decrease of $2.5 million or 44%. The decrease was primarily due to lower research and development revenues of $0.6 million for the year ended June 30, 2016 a decrease of $1.2 million or 67%, from the same period in 2015. This decrease was due primarily to a decrease in the number of grant programs and level of activity during the current year. License fee and other revenues were $0.4 million for the 2016 fiscal year, a decrease $0.9 million or 69% from fiscal 2015. This decrease was due primarily to a $1.0 million clinical milestone payment related to collaboration agreement with Bayer (the Bayer Collaboration Agreement) which was received in fiscal year 2015. There was no similar milestone in fiscal year 2016. Product sales of LeukoScan® in Europe for the years ended June 30, 2016 and 2015 were $2.3 million and $2.6 million, respectively, representing a decrease of $0.3 million, or 12%, due to unfavorable fluctuations in the currency rates in Europe and sales volume decline of LeukoScan® in Europe.

Costs and Expenses

Total costs and expenses for the fiscal year ended June 30, 2016 were $62.2 million as compared to $51.9 million in the fiscal year ended June 30, 2015, representing an increase of $10.3 million, or 20%. Research and development expenses for the fiscal year ended June 30, 2016 increased by $12.5 million, or 28%, to $53.5 million from $41.7 million in fiscal year ended June 30, 2015. The increase in research and development expenses resulted primarily from the increased clinical trial expenses and manufacturing costs for the antibody-drug conjugates’ clinical trials and the Phase 3 clinical trial of the clivatuzumab tetraxetan for the treatment of patients with pancreatic cancer.

Cost of goods sold was $1.2 million in fiscal year ended June 30, 2016 as compared to $0.3 million in fiscal year ended June 30, 2015, representing an increase of $0.9 million, or 300%. During the 2016 fiscal year cost of goods sold included a $0.3 million write down relating to LeukoScan® finished product inventories that were deemed to be unsaleable due to an excess of the finished product over anticipated sales forecasted through its effective shelf-life. In addition, during the year ended June 30, 2016, cost of goods sold increased $0.6 million as a result of the inventory reserve on certain of LeukoScan® work-in-process inventories which were deemed to be unsaleable due to a manufacturing process deviation that resulted in product that did not meet our quality control standards. Gross profit margins were 49% and 90% for fiscal years 2016 and 2015, respectively.

Sales and marketing expenses increased from $0.8 million for the 2015 fiscal year to $1.0 million for the 2016 fiscal year. The increase of $0.2 million, or 25%, was due primarily to employee related severance costs and the relocation of the Immunomedics GmbH offices. General and administrative expenses for fiscal year 2016 decreased by $2.5 million, or 27%, from $9.1 million in fiscal year 2015 to $6.6 million in fiscal year 2016. This decrease is primarily attributed to $2.6 million of reduced legal and professional fees in fiscal 2016, principally regarding the arbitration proceedings with Takeda-Nycomed, a former licensing partner, which concluded during the 2015 fiscal year.

Interest Expense

Interest expense for the years ended June 30, 2016 and 2015 was $5.5 million and $2.1 million, respectively, which related to the issuance in February 2015 of $100.0 million of 4.75% Convertible Senior Notes, due in February 2020 Convertible Senior Notes and included amortization of debt issuance costs of $0.7 million and $0.3 million for the years ended June 30, 2016 and 2015, respectively.

Income Tax Benefit (Expense)

Income tax benefit was $5.1 million for the year ended June 30, 2016 as compared to an income tax expense of $58 thousand for the same period in 2015. The income tax benefit relates to the sale of a portion of our New Jersey State Tax NOLs and R&D tax credits in fiscal 2016. There were no NOLs or R&D tax credits sold during the year ended June 30, 2015. Income tax expense in 2015 related to net income in foreign operations. In fiscal 2016 the foreign operations had a net loss, with no income tax expense. There was no federal income tax expense for both periods for domestic operations due to losses in both fiscal years.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net loss attributable to Immunomedics, Inc., common stockholders for fiscal year 2016 is $59.1 million, or $0.62 per share, as compared to net loss of $48.0 million, or $0.51 per share, in fiscal year 2015, representing an increase in net loss of $11.1 million. The increase in net loss attributable to Immunomedics, Inc. resulted primarily due to increased research and development costs related to clinical trials and the associated manufacturing costs for the antibody-drug conjugates’ clinical trials, interest expense for the convertible senior notes for the full fiscal year and decreased revenues related to the Bayer Collaboration Agreement, partially offset by the income tax benefit and reduced legal and professional fees.

Fiscal Year 2015 compared to Fiscal Year 2014

Revenues

Revenues for the fiscal year ended June 30, 2015 were $5.7 million as compared to $9.0 million for the fiscal year ended June 30, 2014, representing a decrease of $3.3 million or 37%. The decrease was primarily due to $4.6 million of license fees and other revenue during fiscal 2014 resulting from revenue earned upon fulfilling our obligations in the Bayer Collaboration Agreement, as amended, partially offset by the agreement’s $1.0 million clinical milestone payment in fiscal year 2015. Product sales of LeukoScan® in Europe for the years ended June 30, 2015 and 2014 were $2.6 million and $3.1 million, respectively, representing a decrease of $0.5 million, or 16%, due to unfavorable fluctuations in the currency rates in Europe and sales volume decline of LeukoScan® in Europe principally due to timing. Research and development revenues for the year ended June 30, 2015 were $1.8 million as compared to $1.3 million for the same period in 2014, representing an increase of $0.5 million, or 38%, due primarily to an increase in the number of grant programs and level of activity during the current year.

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

Cost of goods sold was $0.3 million in both fiscal years ended June 30, 2015 and 2014. Gross profit margins were 90% and 89% for fiscal years 2015 and 2014, respectively. Cost of license fees and other revenue of $1.2 million resulted from the recognition of manufacturing costs related to the Bayer Collaboration Agreement which was completed during fiscal 2014.

Sales and marketing expenses decreased from $1.1 million for the 2014 fiscal year to $0.8 million for the 2015 fiscal year. The decrease of $0.3 million, or 27%, was due primarily to the European regulatory fees for the sale of LeukoScan® product in Europe in the prior year. There were no such charges for the current fiscal year. General and administrative expenses for fiscal year 2015 increased by $0.8 million, or 10%, from $8.3 million in fiscal year 2014 to $9.1 million in fiscal year 2015. This increase is primarily attributable to approximately $0.9 million of increased legal and professional fees, (principally increased legal fees regarding the arbitration proceedings with Takeda-Nycomed, a former licensing partner which agreement was terminated during the 2014 fiscal year).

Interest Expense

Interest expense for the year ended June 30, 2015 was $2.1 million, which related to the issuance in February 2015 of $100.0 million of Convertible Senior Notes, due in February 2020 and included amortization of debt issuance costs of $0.3 million. There was no interest expense for the year ended June 30, 2014.

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

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net loss attributable to Immunomedics, Inc., common stockholders for fiscal year 2015 is $48.0 million, or $0.51 per share, as compared to net loss of $35.4 million, or $0.42 per share in fiscal year 2014, representing an increase in net loss of $12.6 million. The increase in net loss attributable to Immunomedics, Inc. resulted primarily due to increased research and development costs related to clinical trials, increased legal and professional fees, interest expense and the decrease in other revenues received in the prior period that related to the Bayer Collaboration Agreement.

Research and Development Expenses

Research and development expenses for our product candidates in development were $53.5 million for fiscal year ended June 30, 2016, $41.7 million for fiscal year ended June 30, 2015 and $33.7 million for fiscal year ended June 30, 2014. Research and development expenses increased $11.9 million in fiscal year 2016, or 29%, as compared to 2015. Research and development expenses increased by $8.0 million in fiscal year 2015, or 24%, as compared to fiscal year 2014.

We do not track expenses on the basis of each individual compound under investigation and therefore we do not provide a breakdown of such historical information in that format. We evaluate projects under development from an operational perspective, including such factors as results of individual compounds from laboratory/animal testing, patient results and enrollment statistics in clinical trials. It is important to note that multiple product candidates are often tested simultaneously. It is not possible to calculate each antibody’s supply costs. There are many different development processes and test methods that examine multiple product candidates at the same time. We have, historically, tracked our costs in the categories discussed below, specifically “research costs” and “product development costs” and by the types of costs outlined below.

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

	Years Ended June 30,
	2016	2015	2014
	(in thousands)
Research Costs	$5,137	$5,959	$6,734
Product Development Costs	48,355	35,777	26,946
Total	$53,492	$41,736	$33,680

Research Costs

Research costs decreased by $0.8 million, or 14%, for the year ended June 30, 2016 compared to June 30, 2015. Research costs decreased by $0.8 million, or 12%, for the year ended June 30, 2015 compared to 2014. The changes in research costs primarily relate to the following.

The utilization of outside research and testing services declined from $0.4 million in fiscal 2015 to $0.1 million in fiscal 2016, a decrease of $0.3 million, or 75%. In addition, employee costs were $0.2 million lower in fiscal 2016 as compared to the previous fiscal year. The primary reason for the decrease was that pre-clinical toxicity studies conducted in fiscal 2015 ($0.3 million) were not undertaken in fiscal 2016. The primary reason for the decrease in fiscal year 2015 from the amount in fiscal year 2014 ($0.9 million) was the reduction of outside research and testing services utilized, a decrease of $0.5 million, or 56%. Fiscal year 2014 included approximately $0.8 million of pre-clinical toxicity studies required for certain federal grant research projects.

Indirect administrative and support services that are allocated to research based on research spending levels for fiscal 2016 were $0.5 million as compared to $0.7 million in 2015, primarily as a result of decreased employee-related costs. Indirect administrative and support services that are allocated to research based on research spending levels for fiscal 2015 were $0.7 million as compared to $1.1 million in 2014. This decrease was a result of greater emphasis on spending in the product development area as compared to the research area and therefore a lower level of indirect spending to be absorbed into the research category.

Product Development Costs

Product development costs for the year ended June 30, 2016 in total increased by $12.6 million, or 35%, to $48.4 million as compared to 2015. Product development costs for the year ended June 30, 2015 in total increased by $8.9 million, or 33%, to $35.8 million as compared to 2014. The changes in product development costs primarily relate to the following.

Clinical trial expenses in fiscal year 2016 were $14.7 million as compared to $12.6 million in fiscal year 2015, an increase of $2.1 million largely driven by increased activity for the clivatuzumab tetraxetan Phase 3 clinical trial in fiscal 2016, as well as additional antibody-drug conjugates’ clinical trials during the 2016 fiscal year. Clinical trial expenses in fiscal year 2015 were $12.6 million as compared to $5.8 million in fiscal year 2014, and increase of $6.8 million was primarily due to continuing efforts of the clivatuzumab tetraxetan Phase 3 clinical trial for the treatment of patients with pancreatic cancer.

Personnel costs in fiscal 2016 were $8.6 million, an increase of $1.0 million, or 13%, as compared to 2015, primarily due to salary and benefit increases. Personnel costs in fiscal 2015 were $7.6 million, an increase of $0.3 million, or 4%, as compared to 2014, primarily due to salary and benefit increases.

Lab supplies and chemical reagent costs were $6.6 million for fiscal 2016, an increase of $3.3 million or 100% over the previous fiscal year. These increases were primarily a result of increased manufacturing costs for material used for the antibody-drug conjugates’ clinical trial related expenses. Lab supplies and chemical reagent costs were $3.3 million for fiscal 2015, an increase of $0.7 million, or 27%, from 2014. This increase was primarily a result of increased manufacturing costs for material used for the antibody-drug conjugates’ clinical trial related expenses and the clivatuzumab tetraxetan Phase 3 clinical trial.

In addition, for the 2016 fiscal year we incurred outside manufacturers’ organizations services of $4.8 million as part of the planned preparation for the production for Phase 3 clinical trial antibody-drug conjugates. There were no similar expenses for the 2015 or 2014 fiscal years.

Expenses for outside testing were $3.6 million in fiscal 2016, an increase of $1.2 million or 50%, from fiscal 2015. The increase was due to increased material testing for process validation and offsite lyophilization relating to product development for manufacturing of material used for the antibody-drug conjugates. Expenses for outside testing were $2.4 million in fiscal 2015, an increase of $0.6 million, or 33%, from fiscal 2014. This increase was the result of increased material testing for process validation and offsite lyophilization relating to product development for manufacturing of material used for the antibody-drug conjugates.

Indirect administrative and support services that are allocated to development based on spending levels increased by $0.6 million, or 14%, to $4.8 million in fiscal year 2016, due primarily to a greater emphasis on spending in the product development area as compared to the research area. For fiscal 2015 indirect administrative and support services increased by $0.2 million, or 5%, to $4.2 million over fiscal year 2014. The increases in both years was driven primarily by increased clinical trial related expenses for the clivatuzumab tetraxetan Phase III clinical trial for the treatment of patients with pancreatic cancer, and additional activities for antibody-drug conjugates’ clinical trials.

Completion of clinical trials may take several years or more. The length of time varies according to the type, complexity and the disease indication of the product candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following periods:

Estimated Completion Period
Clinical Phase	(Years)
I	0-1
II	1-2
III	1-4

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

Liquidity and Capital Resources

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of equity and debt securities, and revenues from licensing agreements, including up-front and milestone payments, funding of development programs, and other forms of funding from collaborations. As of June 30, 2016 we have $50.6 million of cash, cash equivalents and marketable securities., During fiscal 2017, we plan to continue Phase 2 clinical trials of sacituzumab govitecan in patients with metastatic triple negative breast cancer (TNBC), metastatic non-small-cell lung cancer (NSCLC), small-cell lung cancer (SCLC), and metastatic urothelial cancers. Our research and development activities also include preparations to conduct the Phase 3 clinical trial in TNBC and preparations to demonstrate readiness to manufacture sacituzumab govitecan commercially. We plan to spend approximately $42.0 million to $44.0 million during fiscal 2017 for these activities. Accordingly, we believe our available funds as of June 30, 2016, are sufficient to continue our operations and research and development programs for at least the next twelve months.

Although we have sufficient funding to continue our Phase 2 clinical programs, prepare for the Phase 3 clinical trial and prepare for commercial manufacturing of sacituzumab govitecan, we will require additional funding in order to initiate the Phase 3 clinical trial in TNBC in fiscal 2017, and to complete commercial manufacturing readiness of sacituzumab govitecan. Furthermore, we will require additional funding beyond fiscal 2017 to complete our clinical trials currently underway or planned, continue research and new development programs, and continue operations. To fund our business plan, we continue to pursue potential strategic licensing or collaboration agreements as a possible source of financing. These business arrangements may be with new or existing partners and may include our clinical development programs as well as any of our intellectual property estate. Other potential sources of funding include equity and potential debt financing.

Until we can generate significant cash through strategic licensing or collaboration agreements, we expect to continue to fund our operations with the financial resources that we currently possess. These financial resources may not be adequate to sustain our operations. Consequently, if we cannot obtain sufficient funding through strategic licensing or collaborations, we could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets.  However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all.  The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected. Having insufficient funds may require us to delay, scale-back, or eliminate some or all of our programs, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

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

Discussion of Cash Flows

Cash flows from operating activities.  Net cash used in operating activities for the year ended June 30, 2016 was $48.5 million, compared to cash used in operations of $39.0 million for the year ended June 30, 2015 representing an increase of $9.5 million. The increase in the current fiscal year’s cash flow used in operations principally is due to higher net loss of $11.2 million offset by an increase in non-cash expenses.

Net cash used in operating activities for the year ended June 30, 2015 was $39.0 million, compared to cash used in operations of $30.7 million for the year ended June 30, 2014 representing an increase of $8.3 million. The increase in the current fiscal year’s cash flow used in operations principally is due to higher net loss of $12.6 million offset by an increase in accounts payable.

Cash flows from investing activities.  Net cash provided by investing activities for the year ended June 30, 2016 was $45.9 million as compared to $52.7 million of net cash used in investing activities for the year ended June 30, 2015. The increase in cash flow provided by investing activities for fiscal 2016 of $98.6 million resulted from an $83.6 million reduction of purchases of marketable securities from the previous fiscal year and an increase of sales or maturities of marketable securities of $13.6 million, partially offset by an increase in capital expenditures of $1.3 million.

Net cash used in investing activities was $52.7 million in fiscal 2015, as compared to $35.1 million net cash used in investing activities for fiscal 2014. The increase in cash used in investing activities of $17.6 million for the 2015 fiscal year is due primarily to $42.2 million of increased purchases of marketable securities in the current year, partially offset by higher maturities or sales of approximately $25.5 million of these securities.

Cash flows from financing activities.  Net cash used in financing activities for the year ended June 30, 2016 was $2.4 million as compared to $98.7 million of net cash provided by financing activities for the year ended June 30, 2015. The decrease in cash flows from financing is due to the approximately $96.3 million of net cash proceeds, received from the issuance of $100.0 million of Convertible Senior Notes in February 2015. Net cash provided by financing activities for the year ended June 30, 2015 was $98.7 million, resulting primarily from the $96.3 million of net cash proceeds received from the issuance in February 2015 of $100.0 million of Convertible Senior Notes, partially offset by the payment of $3.7 million of debt issuance costs related to the Convertible Senior Notes.

At June 30, 2016, we had working capital of $37.5 million, representing a decrease of $53.9 million from the $91.4 million in working capital that we had at June 30, 2015. The decrease was primarily the result of the loss on operations for the year, partially offset by the proceeds received from the exercise of stock options. At June 30, 2015, we had working capital of $91.4 million, representing an increase of $53.1 million from the $38.3 million in working capital that we had at June 30, 2014. The increase was primarily the result from the proceeds received from the sale in February 2015 of $100.0 million of Convertible Senior Notes, (partially offset by the payment of $3.7 million of debt issuance costs), offset in part by our operating loss incurred in the normal course of business less a $4.9 million increase in accounts payable and accrued expenses.

Total cash, cash equivalents and marketable securities as of June 30, 2016 was $50.6 million, a decrease of $49.0 million as of June 30, 2015. The decrease was primarily the result from the use of proceeds of Convertible Senior Notes for our operating activities, as well as the $4.8 million annual interest payment related to our Convertible Senior Notes, partially offset by the $5.1 million income tax benefit from the sale of a portion of our New Jersey State Tax NOLs and R&D tax credits in fiscal 2016.

Total cash, cash equivalents and marketable securities as of June 30, 2015 was $99.6 million, an increase of $57.8 million as of June 30, 2014. The increase was primarily the result from the proceeds received from issuance in February 2015 of $100.0 million of Convertible Senior Notes partially offset by the payment of $3.7 million of debt issuance costs during the current fiscal year.

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility and employment contracts in effect for David M. Goldenberg, our Chairman of the Board, Chief Scientific Officer and Chief Patent Officer, and Cynthia L. Sullivan, the President and Chief Executive Officer. We have quantified the significant commitments in the following table for the fiscal years ended June 30:

	Payments Due by Period
	(in thousands)
Contractual Obligation	2017	2018	2019	2020	2021	Thereafter	Total
Operating Lease(1)	$929	$974	$974	$974	$974	$10,762	$15,587
Employment Contracts(2)	1,417	626	626	626	—	—	3,295
Convertible Senior Notes(3)	4,750	4,750	4,750	102,941	—	—	117,191
TOTAL	$7,096	$6,350	$6,350	$104,541	$974	$10,762	$136,073

(1)

The operating lease for our Morris Plains, New Jersey facility expires in October 2031 and is at a base annual rental rate of $0.9 million, which has a fixed rate through October 2016 with increases thereafter every five years.

(2)

Included are amounts due under an employment contract with David M. Goldenberg through June 2020. This contract also included provisions contemplating (a) a minimum royalty agreement, (b) payment to Dr. Goldenberg of a specified percentage of the consideration the Company receives from licensing agreements, (c) sales of intellectual properties and (d) disposition of undeveloped assets, as disclosed in the employment agreement. The Company has an Amended and Restated Employment Agreement with Dr. David M. Goldenberg, (the “Goldenberg Agreement”), which provides for a guaranteed salary of $0.6 million and $0.15 million for guaranteed royalties for Dr. Goldenberg for the fiscal years 2016 through 2020 (see Note 11). The Company entered a three-year employment contract with Cynthia L. Sullivan effective July 1, 2014. This agreement, which includes an annual base salary of $0.6 million and an annual bonus target of 50% with potential payouts from 0% to 150% of the target amount are not included as commitments as of June 30, 2016. The amounts included above are only the minimum payments and do not include possible adjustments to existing salaries, additional incentive compensation or potential bonus payments as set forth in the employment contract.

(3)	The $100,000,000 Convertible Senior Notes will mature on February 15, 2020, unless earlier purchased or converted, and bear interest at 4.75% semiannually on February 15 and August 15 each year.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share- Based Payment Accounting” which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Public companies will be required to adopt this standard in annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period provided that the entire standard is adopted.  The Company does not expect ASU 2016-09 to have a material impact on the consolidated financial statement presentation.

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

We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments. One of our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. A one percent change (100 basis points) in interest rates on our investments would have impacted interest income by a nominal amount for the year ended June 30, 2016.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Immunomedics, Inc.:

We have audited the accompanying consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of comprehensive loss, changes in stockholders’ (deficit) equity, and cash flows for each of the years in the three‑year period ended June 30, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immunomedics, Inc. and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Immunomedics, Inc.’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 18, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
August 18, 2016

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$13,203,625	$13,452,775
Marketable securities	37,424,221	86,165,532
Accounts receivable, net of allowance for doubtful accounts of $74,546 and $54,177 at June 30, 2016 and 2015, respectively	513,992	345,627
Inventory	350,524	584,424
Other receivables	236,768	857,068
Prepaid expenses	1,038,155	1,136,103
Other current assets	183,820	945,673
Total current assets	52,951,105	103,487,202
Property and equipment, net	3,969,163	2,241,838
Value of life insurance policies	—	20,566
Other long-term assets	30,000	30,000
Total Assets	$56,950,268	$105,779,606

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$15,188,189	$11,808,223
Deferred revenues	235,372	271,667
Total current liabilities	15,423,561	12,079,890
Convertible senior notes – net of unamortized debt issuance costs of $2,645,602 and $3,375,423 at June 30, 2016 and 2015, respectively	97,354,398	96,624,577
Other liabilities	1,699,276	1,599,760
Commitments and Contingencies (Note 13)	—	—
Stockholders’ Deficit:
Preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2016 and 2015	—	—
Common stock, $.01 par value; authorized 155,000,000 shares; issued 95,867,298 shares and outstanding 95,832,573 shares at June 30, 2016; issued 94,546,578 shares and outstanding 94,511,853 shares at June 30, 2015	958,672	945,465
Capital contributed in excess of par	311,320,651	305,229,354
Treasury stock, at cost: 34,725 shares at June 30, 2016 and 2015	(458,370)	(458,370)
Accumulated deficit	(368,504,954)	(309,468,004)
Accumulated other comprehensive loss	(132,226)	(161,092)
Total Immunomedics, Inc. stockholders’ deficit	(56,816,227)	(3,912,647)
Noncontrolling interest in subsidiary	(710,740)	(611,974)
Total stockholders’ deficit	(57,526,967)	(4,524,621)
Total Liabilities and Stockholders' Deficit	$56,950,268	$105,779,606

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

	Years ended June 30,
	2016	2015	2014
Revenues:
Product sales	$2,260,994	$2,648,657	$3,140,604
License fee and other revenues	386,941	1,250,000	4,623,333
Research and development	585,312	1,754,434	1,277,668
Total revenues	3,233,247	5,653,091	9,041,605

Costs and Expenses:
Costs of goods sold	1,159,173	264,915	338,572
Costs of license fee and other revenues	—	—	1,189,170
Research and development	53,492,471	41,735,888	33,680,158
Sales and marketing	1,027,139	768,871	1,132,921
General and administrative	6,562,555	9,102,926	8,281,025
Total costs and expenses	62,241,338	51,872,600	44,621,846
Operating loss	(59,008,091)	(46,219,509)	(35,580,241)
Interest expense	(5,479,821)	(2,090,750)	—
Interest and other income, net	337,901	245,705	55,916
Foreign currency transaction (loss) gain, net	(39,538)	(1,188)	938
Loss before income tax	(64,189,549)	(48,065,742)	(35,523,387)
Income tax benefit (expense)	5,053,833	(58,229)	(7,791)
Net loss	(59,135,716)	(48,123,971)	(35,531,178)
Less: Net loss attributable to noncontrolling interest	(98,766)	(121,605)	(105,352)
Net loss attributable to Immunomedics, Inc. stockholders	$(59,036,950)	$(48,002,366)	$(35,425,826)
Loss per common share attributable to Immunomedics, Inc. stockholders (basic and diluted):	$(0.62)	$(0.51)	$(0.42)
Weighted average shares used to calculate loss per common share (basic and diluted)	94,770,172	93,314,872	84,631,567
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,192	(434,617)	100,094
Unrealized gain (loss) on securities available for sale	27,674	11,688	(87)
Other comprehensive income (loss)	28,866	(422,929)	100,007
Comprehensive loss	(59,106,850)	(48,546,900)	(35,431,171)
Less comprehensive loss attributable to noncontrolling interest	(98,766)	(121,605)	(105,352)
Comprehensive loss attributable to Immunomedics, Inc. stockholders	$(59,008,084)	$(48,425,295)	$(35,325,819)

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Immunomedics, Inc. Stockholders
						Accumulated
			Capital			Other
	Common Stock		Contributed in	Treasury	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Excess of Par	Stock	Deficit	Income (Loss)	Interest	Total
Balance, at June 30, 2013	82,841,123	$828,411	$265,688,408	$(458,370)	$(226,039,812)	$161,830	$(385,017)	$39,795,450
Issuance of common stock, net	9,546,474	95,465	29,713,983					29,809,448
Exercise of stock options, net	535,730	5,357	1,793,996					1,799,353
Stock based compensation	190,153	1,901	2,884,417					2,886,318
Other comprehensive income						100,007		100,007
Net loss					(35,425,826)		(105,352)	(35,531,178)
Balance, at June 30, 2014	93,113,480	$931,134	$300,080,804	$(458,370)	$(261,465,638)	$261,837	$(490,369)	$38,859,398
Exercise of stock options, net	1,202,575	12,026	2,947,904					2,959,930
Stock based compensation	230,523	2,305	2,200,646					2,202,951
Other comprehensive (loss)						(422,929)		(422,929)
Net loss					(48,002,366)		(121,605)	(48,123,971)
Balance, at June 30, 2015	94,546,578	$945,465	$305,229,354	$(458,370)	$(309,468,004)	$(161,092)	$(611,974)	$(4,524,621)
Exercise of stock options, net	1,097,500	10,975	2,721,987					2,732,962
Stock based compensation	223,220	2,232	3,369,310					3,371,542
Other comprehensive (loss)						28,866		28,866
Net loss					(59,036,950)		(98,766)	(59,135,716)
Balance, at June 30, 2016	95,867,298	$958,672	$311,320,651	$(458,370)	$(368,504,954)	$(132,226)	$(710,740)	$(57,526,967)

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(59,135,716)	$(48,123,971)	$(35,531,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	737,661	578,066	569,442
Amortization of deferred revenue	(202,088)	(5,712)	(2,674,347)
Amortization of bond premiums	669,858	544,208	228,211
Amortization of debt issuance costs	729,821	281,791	—
Amortization of deferred rent	99,516	99,516	99,516
Gain on sale of marketable securities	(1,844)	(11,015)	(7,517)
Increase (decrease) in allowance for doubtful accounts	20,369	(34,432)	39,344
Non-cash expense related to stock compensation	3,740,526	2,788,677	3,218,050
Non-cash decrease in value of life insurance policy	20,566	155,544	18,722
Changes in operating assets and liabilities
Accounts receivable	(190,300)	271,820	(62,652)
Inventory	256,381	328,126	204,386
Other receivables	620,300	(553,966)	(130,634)
Prepaid expenses	97,948	478,794	(1,182,237)
Other current assets	761,803	(776,975)	1,450,494
Accounts payable and accrued expenses	3,147,606	4,946,099	2,935,816
Deferred revenues	165,793	37,221	134,196
Net cash used in operating activities	(48,461,800)	(38,996,209)	(30,690,388)
Cash flows from investing activities:
Purchases of marketable securities	(2,749,117)	(86,307,071)	(44,116,046)
Proceeds from sales/maturities of marketable securities	50,850,088	34,491,153	9,024,145
Purchases of property and equipment	(2,226,256)	(924,429)	(378,006)
Proceeds from partial liquidation of life insurance policy	—	—	400,000
Net cash provided by (used in) investing activities	45,874,715	(52,740,347)	(35,069,907)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	100,000,000	—
Payment of debt issuance costs	—	(3,657,215)	—
Issuance of common stock, net of fees	—	—	29,809,448
Exercise of stock options	2,732,962	2,959,930	1,799,353
Tax withholding payments for stock compensation	(368,984)	(585,725)	(331,732)
Net cash provided by financing activities	2,363,978	98,716,990	31,277,069
Effect of changes in exchange rates on cash and cash equivalents	(26,043)	(489,153)	118,720
Net (decrease) increase in cash and cash equivalents	(249,150)	6,491,281	(34,364,506)
Cash and cash equivalents beginning of year	13,452,775	6,961,494	41,326,000
Cash and cash equivalents end of year	$13,203,625	$13,452,775	$6,961,494
Supplemental disclosure of cash flow information:
Interest paid	$4,802,778	$—	$—
Cash paid for income taxes	$28,679	$75,598	$136,973

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

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of equity and debt securities and revenues from licensing agreements, including up-front and milestone payments, funding of development programs, and other forms of funding from collaborations. As of June 30, 2016 the Company has $50.6 million of cash, cash equivalents and marketable securities., During fiscal 2017, the Company plans to continue Phase 2 clinical trials of sacituzumab govitecan in patients with metastatic triple negative breast cancer (TNBC), metastatic non-small-cell lung cancer (NSCLC), small-cell lung cancer (SCLC), and metastatic urothelial cancers. The Company’s research and development activities also include preparations to conduct the Phase 3 clinical trial in TNBC and preparation to demonstrate readiness to manufacture sacituzumab govitecan commercially. Based on the Company’s cash flow projections, it believes it has sufficient funds to continue its operations and research and development programs for at least the next twelve months.

Although the Company has sufficient funding to continue its Phase 2 clinical programs, prepare for the Phase 3 clinical trial and prepare for commercial manufacturing of sacituzumab govitecan, it will require additional funding in order to initiate the Phase 3 clinical trial in TNBC in fiscal 2017, and to complete commercial manufacturing readiness of sacituzumab govitecan. Furthermore, the Company will require additional funding beyond fiscal 2017 to complete its clinical trials currently underway or planned, continue research and new development programs, and continue operations. To fund its business plan, the Company continues to pursue potential strategic licensing or collaboration agreements as a possible source of financing. These business arrangements may be with new or existing partners and may include the Company’s clinical development programs as well as any of its intellectual property estate. Other potential sources of financing include equity and potential debt financing.

Until the Company can generate significant cash through strategic licensing or collaboration agreements, it expects to continue to fund its operations with the financial resources it currently possesses. These financial resources may not be adequate to sustain the Company’s operations. Consequently, if the Company cannot obtain sufficient funding through strategic licensing or collaborations, it could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets.  However, there can be no assurance that the Company will be able to raise the additional capital needed to complete its pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. If the Company is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. Having insufficient funds may require the Company to delay, scale-back, or eliminate some or all of its programs, or renegotiate less favorable terms than it would otherwise choose. Failure to obtain adequate financing also may adversely affect the Company’s ability to operate as a going concern.

2.     Summary of Significant Accounting Policies

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Immunomedics and its majority-owned subsidiaries. Noncontrolling interests in consolidated subsidiaries in the Consolidated Balance Sheets represent minority stockholders' proportionate share of the (deficit) equity in such subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Foreign Currencies

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders' equity in the Consolidated Balance Sheets and the Consolidated Statements of Changes in Stockholders’ (Deficit) Equity and are included in the determination of comprehensive (loss) income in the Consolidated Statements of Comprehensive Loss. Transaction gains and losses are included in the determination of net loss in the Consolidated Statements of Comprehensive Loss.

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

Inventory

Inventory, which consists of the raw materials, work-in-process and finished product of LeukoScan®, is stated at the lower of cost (on a first-in, first-out basis) or market, and includes materials, labor and manufacturing overhead.

Property and Equipment and Impairment of Assets

Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives (5 - 10 years) of the respective assets. Leasehold improvements are capitalized and amortized over the lesser of the remaining life of the lease or the estimated useful life of the asset. Immunomedics reviews long‑lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. Immunomedics assesses the recoverability of long‑lived assets held and to be used based on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows. To date the Company has not taken any impairment charges on property and equipment.

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

The Company does not have an accrual for uncertain tax positions as of June 30, 2016 or 2015. The U.S. Federal statute of limitation remains open for the fiscal years 2012 onward. The Company’s tax returns filed in foreign jurisdictions remain open for the fiscal years 2012 onward. State income tax returns are generally subject to examination for a period of 3 - 5 years after filing of the respective return. The Company conducts business and files tax returns in New Jersey.

Net Loss Per Share Allocable to Common Stockholders

Basic net loss per share is calculated using the weighted average number of shares of common stock and vested restricted shares outstanding. Diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. During fiscal years 2016, 2015 and 2014, no potential shares of common stock were included in the calculation since their affect would be anti-dilutive due to the operating losses. The common stock equivalents excluded from the earnings per share calculation are 26,665,296, 25,815,581 and 7,096,981 for the fiscal years ended June 2016, 2015 and 2014, respectively.

Stock-Based Compensation

The Company utilizes stock-based compensation in the form of stock options, stock appreciation rights, stock awards, stock unit awards, performance shares, cash-based performance units and other stock-based awards, each of which may be granted separately or in tandem with other awards.

The grant-date fair value of stock awards is based upon the underlying price of the stock on the date of grant. The grant-date fair value of stock option awards must be determined using an option pricing model. Option pricing models require the use of estimates and assumptions as to (a) the expected term of the option, (b) the expected volatility of the price of the underlying stock and (c) the risk-free interest rate for the expected term of the option. The Company uses the Black-Scholes-Merton option pricing formula for determining the grant-date fair value of such awards. The fair value of restricted stock units that vest based on achievement of certain market conditions are determined using a Monte Carlo simulation technique.

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

The fair value of each option granted during the years ended June 30, 2016, 2015 and 2014 is estimated on the date of grant using the Black‑Scholes option‑pricing model with the following weighted-average assumptions in the following table:

	Years ended June 30,
	2016	2015	2014
Expected dividend yield	0%	0%	0%
Expected option term (years)	5.03	5.07	3.85
Expected stock price volatility	58%	57%	65%
Risk-free interest rate	1.00% - 1.64%	1.37% - 1.72%	0.03% - 1.79%

The Company uses historical data to estimate forfeitures. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Expected stock price volatility was calculated based on the Company’s daily stock trading history. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average of the option term for the year ended June 30, 2014 was lower as a result of the issuance of short-term options in fiscal year 2014 to the former chief financial officer. Aside from these stock options to the former chief financial officer the expected option term for other stock options granted during the year ended June 30, 2014 was 5.1 years. The lower risk-free interest rate for the fiscal year ended June 30, 2014 resulted from the short-term rate for the stock options granted to the former chief financial officer in that year.

Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock-based awards.

Financial Instruments

The carrying amounts of cash and cash equivalents, other current assets and current liabilities approximate fair value due to the short‑term maturity of these instruments. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share- Based Payment Accounting”  which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Public companies will be required to adopt this standard in annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period provided that the entire standard is adopted.  The Company does not expect ASU 2016-09 to have a material impact on the consolidated financial statement presentation.

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

3.     Marketable Securities

Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at June 30, 2016 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$5,059	$6	$—	$5,065
Certificate of Deposits	3,000	3	—	3,003
U.S. Government Sponsored Agencies	14,311	31	—	14,342
Corporate Debt Securities	15,014	2	(2)	15,014
	$37,384	$42	$(2)	$37,424

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2016 (in thousands):

		Net Carrying
	Fair Value	Amount
Due within one year	$37,424	$37,601
Due after one year through five years	—	—
	$37,424	$37,601

Marketable securities at June 30, 2015 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$13,375	$14	$—	$13,389
Certificate of Deposits	6,000	4	—	6,004
U.S. Government Sponsored Agencies	40,694	30	(9)	40,715
Corporate Debt Securities	26,085	2	(29)	26,058
	$86,154	$50	$(38)	$86,166

4.     Inventory

Inventory consisted of the following at June 30 (in thousands):

	2016	2015
Raw Materials	$68	$—
Work-in-process	191	—
Finished goods	92	584
	$351	$584

5.     Convertible Senior Notes

In February 2015, the Company issued $100.0 million of Convertible Senior Notes  (net proceeds of $96.3 million after deducting the initial purchasers’ fees and offering expenses) in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 144A under the Securities Act. The Convertible Senior Notes will mature on February 15, 2020, unless earlier purchased or converted. The debt issuance costs of approximately $3.7 million, primarily consisting of underwriting, legal and other professional fees, are amortized over the term of the Convertible Senior Notes. The Convertible Senior Notes are senior unsecured obligations of the Company. Interest at 4.75% is payable semiannually on February 15 and August 15 of each year. The effective interest rate on the Convertible Senior Notes was 5.48% for the period from the date of issuance through June 30, 2016.

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

Total interest expense for the Convertible Senior Notes for the fiscal years ended June 30, 2016 and 2015 were $5.5 million and $2.1 million, respectively. Included in interest expense is the amortization of debt issuance costs of $0.7 million and $0.3 million, for the fiscal years ended June 30, 2016 and 2015, respectively.

6.     Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, and Convertible Notes. The carrying amount of accounts receivable, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments as of June 30, 2016 and 2015.

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

Financial instruments recorded on the consolidated balance sheets as of June 30, 2016 and 2015 are categorized based on the inputs to the valuation techniques as follows (in thousands):

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

Cash equivalents and marketable securities:

	($ in thousands)
June 30, 2016	Level 1	Level 2	Level 3	Total
Money Market Funds	$10,012	$—	$—	$10,012
Marketable Securities:
U.S. Treasury Bonds	5,065	—	—	5,065
Certificate of Deposits	3,003	—	—	3,003
U.S. Government Sponsored Agencies	14,342	—	—	14,342
Corporate Debt Securities	15,014	—	—	15,014
Total	$47,436	$—	$—	$47,436

	($ in thousands)
June 30, 2015	Level 1	Level 2	Level 3	Total
Money Market Funds	$10,138	$—	$—	$10,138
Marketable Securities:
U.S. Treasury Bonds	13,389	—	—	13,389
Certificate of Deposits	6,004	—	—	6,004
U.S. Government Sponsored Agencies	40,715	—	—	40,715
Corporate Debt Securities	26,058	—	—	26,058
Total	$96,304	$—	$—	$96,304

The money market funds noted above are included in cash and cash equivalents.

Convertible Senior Notes

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows (in thousands):

	As of June 30, 2016		As of June 30, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Convertible Senior Notes	$97,354	$71,359	$96,625	$103,800

The fair value of the Convertible Senior Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Senior Notes observed in market trading which are Level 2 inputs.

7.     Property and Equipment

Property and equipment consisted of the following at June 30 (in thousands):

	2016	2015
Machinery and equipment	$9,071	$8,410
Leasehold improvements	19,863	18,192
Furniture and fixtures	970	939
Computer equipment	2,703	2,591
	32,607	30,132
Accumulated depreciation and amortization	(28,638)	(27,890)
	$3,969	$2,242

Depreciation and amortization expense for the years ended June 30, 2016, 2015 and 2014 was $0.7 million, $0.6 million and $0.6 million, respectively.

8.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at June 30 (in thousands):

	2016	2015
Clinical trial accruals	$6,087	$5,238
Trade accounts payable	5,350	3,284
Accrued interest expense	1,768	1,821
Executive bonus	1,148	600
Miscellaneous other current liabilities	835	865
	$15,188	$11,808

9.     Stockholders’ Deficit

Preferred Stock

The Certificate of Incorporation of the Company authorizes 10,000,000 shares of preferred stock, $.01 par value per share. The preferred stock may be issued from time to time in one or more series, with such distinctive serial designations, rights and preferences as shall be determined by the Board of Directors. For each of the fiscal years ended June 30, 2016, 2015 and 2014 the Company has had no preferred stock outstanding.

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

As under the 2006 Plan, option awards under the Plan are generally granted with an exercise price equal to the market price of the Plan, the Company’s common stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, are vested immediately and have seven year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan). At June 30, 2016, there were 15,870,644 shares of common stock reserved for possible future issuance under the Plan, both currently outstanding (6,081,936 shares) and which were available to be issued for future grants (9,788,708 shares).

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

Each of the Company’s outside Directors who had been a Director prior to July 1st of each year is granted, at the annual shareholder meeting of each year, options to purchase shares of the Company’s common stock at fair market value on the grant date. The number of options to be issued is at the discretion of the Company’s Board of Directors. For fiscal years 2016, 2015 and 2014, stock options were granted to these outside directors to purchase an aggregate of 115,284 shares, 89,204 shares and 66,348 shares, respectively. The values of the granted options were $180 thousand for each of the fiscal years ended June 30, 2016, 2015 and 2014. Stock options granted to outside directors are vested when granted. When an outside Director is elected to the Board of Directors, they are awarded options for 22,500 shares of the Company’s common stock. The Company recorded $201 thousand, $180 thousand and $246 thousand for stock-based compensation expense for these non-employee Board members stock options for the years ended June 30, 2016, 2015 and 2014, respectively.

Non-employee Board members who continue to serve shall receive on the date of the annual stockholders meeting an annual grant of non-qualified stock options and restricted stock units, equal in value to $45 thousand. For fiscal years 2016, 2015 and 2014, restricted stock units were granted to these outside directors in an aggregate of 57,876 units, 42,656 units and 38,216 units, respectively. The value of the units granted were $180 thousand for each of the fiscal years ended June 30, 2016, 2015 and 2014. Restricted stock units granted to outside directors become vested within one year of grant date. The Company recorded $181 thousand, $180 thousand and $204 thousand for stock-based compensation expense for these non-employee Board members restricted stock units for the years ended June 30, 2016, 2015 and 2014, respectively.

Information concerning options for the years ended June 30, 2016, 2015 and 2014 is summarized as follows:

	Number of Shares			Weighted Average Exercise Price
	2016	2015	2014	2016	2015	2014
Options outstanding, beginning of year	4,525,340	5,308,617	5,726,874	$3.48	$3.41	$3.30
Options granted	880,681	955,361	1,216,729	$2.15	$3.82	$4.79
Options exercised	(1,097,500)	(1,202,575)	(535,730)	$2.53	$2.46	$3.36
Options expired or forfeited	(292,626)	(536,063)	(1,099,256)	$3.88	$4.50	$4.35
Options outstanding, end of year	4,015,895	4,525,340	5,308,617	$3.42	$3.48	$3.41
Options exercisable, end of year	2,733,842	3,115,798	4,121,942	$3.64	$3.27	$3.18

The weighted average fair value at the date of grant for options granted during the years ended June 30, 2016, 2015 and 2014 were $1.08, $1.91 and $1.91 per share, respectively.

The aggregate intrinsic value of the outstanding stock options as of June 30, 2016 and 2015 is $0.3 million and $3.3 million, respectively. The aggregate intrinsic value of the exercisable stock options as of June 30, 2016 and 2015 is $25 thousand and $2.7 million, respectively. The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at June 30, 2016, for those options for which the quoted market price was in excess of the exercise price. The total intrinsic value of options exercised during the 2016, 2015 and 2014 fiscal years was $1.2 million, $1.8 million and $0.8 million, respectively. Included in research and development and general and administrative expense categories the Company has recorded $1.5 million, $1.4 million and $1.5 million for stock-based compensation expense related to these stock options during the 2016, 2015 and 2014 fiscal years, respectively.

The following table summarizes information concerning options outstanding under the Plan at June 30, 2016:

		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Range of	outstanding	exercise	remaining	exercisable	exercise
exercise price	at June 30, 2016	price	term (yrs.)	at June 30, 2016	price
$1.59 - 3.00	734,476	$1.98	5.93	96,188	$2.24
3.01 - 5.00	2,986,201	3.59	3.48	2,418,583	3.55
5.01 - 7.00	295,218	5.27	4.14	219,071	5.31
	4,015,895	$3.42	3.98	2,733,842	3.64

At the Compensation Committee meeting held on August 16, 2013, the Company awarded an additional 136,452 restricted stock units to certain executive officers of the Company at the closing market price on that date ($5.13 per share). At the Compensation Committee meeting held on August 14, 2014, the Company awarded an additional 226,657 restricted stock units to certain executive officers of the Company at the closing market price on that date ($3.32 per share). On August 20, 2015, the Company awarded an additional 214,205 restricted stock units to certain executive officers of the Company at the closing price on that date ($1.76 per share). These restricted stock units will vest over a four year period. As of June 30, 2016 there was $0.9 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these executive officers, excluding performance stock units. The cost is being recognized over a weighted-average period of 2.18 years. The Company recorded $0.6 million, $0.8 million and $0.7 million for stock-based compensation expense for these executive officers for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

On August 16, 2013, the Company also awarded certain executive officers Performance Units of up to 389,864 of restricted stock units which are subject to attainment of certain performance milestones as well as certain continued service requirements. All or a portion of the Performance Units shall vest based upon the level of achievement of the milestones set forth in each agreement, which is expected to be achieved within five years of the grant date. The Performance Units that vest based upon attainment of the Performance milestone will be exercised based on a percentage basis on the attainment of anniversary dates. As of June 30, 2016, 253,412 of these Performance Units have vested and 136,452 are available if all performances are achieved within five years of grant date. The Company recorded $0.3 million, $0.4 million and $1.1 million for the stock-based compensation for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. As of June 30, 2016, total unrecognized compensation cost related to these non-vested Performance Units granted aggregates $0.1 million which is being recognized over a weighted-average period of 1.8 years. The unrecognized compensation cost is subject to modification on a quarterly basis based on review of performance probability and requisite achievement periods.

As part of the Amended and Restated Employment Agreement with Dr. Goldenberg which became effective July 1, 2015, (see Note 11), Dr. Goldenberg received a grant of 1,500,000 Restricted Stock Units, which shall vest, if at all, after the three (3) year period commencing on the grant date of July 14, 2015, provided the applicable milestones based on achievement of certain market conditions (stock prices) are met and conditioned upon Dr. Goldenberg's continued employment through the vesting period, subject to the terms and conditions of the Restricted Stock Units Notice and the Restricted Stock Units Agreement and such other terms and conditions as set forth in the grant agreement. The Company recorded $1.1 million for the stock-based compensation for the fiscal year ended June 30, 2016 for this agreement. There is $2.3 million of total unrecognized compensation cost related to these non-vested Restricted Stock Units granted as of June 30, 2016. That cost is being recognized over a remaining weighted-average period of 2.04 years.

The Restricted Stock Units granted to Dr. Goldenberg were valued using Monte Carlo simulation technique using the following assumptions:

Expected dividend	0%
Expected option term (years)	5
Expected stock price volatility	49.6%
Risk-free interest rate	1.32%

A summary of the Company’s non-vested restricted stock units at June 30, 2016, and changes during the year ended June 30, 2016 is presented below:

		Weighted-Average
		per Share of
		Market Value
Non-Vested Restricted Stock	Number of Awards	on Grant Date
Non-vested at July 1, 2015	706,881	$4.30
Restricted Units Granted(a)	272,081	2.05
Restricted Units Granted – vesting based on certain market conditions(b)	1,500,000	2.28	(c)
Vested/Exercised	(412,921)	4.16
Non-vested at June 30, 2016	2,066,041	$2.57

(a)

For the year ended June 30, 2016, 198,864 restricted stock units were awarded to the Company’s President and Chief Executive Officer, 15,341 restricted stock units were awarded to the Company’s Chief Financial Officer and 57,876 restricted stock units were awarded to the Company’s Board of Directors.

(b)	For the year ended June 30, 2016, 1,500,000 restricted stock units were awarded to the Company’s Chairman, Chief Scientific Officer and Chief Patent Officer.

(c)	Represents fair value on date of grant determined by using Monte Carlo simulation technique.

The non-vested restricted stock units included above had a weighted-average remaining contractual life of approximately 5.3 years at June 30, 2016.

As of June 30, 2016, the Company has 3,348,094 non-vested options, restricted stock shares and performance units outstanding. As of June 30, 2016, 2015 and 2014 there was $5.2 million, $4.5 million and $5.0 million, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.18 years. The weighted average remaining contractual terms of the exercisable shares is 3.15 years and 2.79 years as of June 30, 2016 and 2015, respectively.

The following table summarizes the stock-based compensation expense by the consolidated statements of comprehensive loss line items for the fiscal years ended June 30, 2016, 2015 and 2014 (in thousands):

	Fiscal Year Ended June 30,
	2016	2015	2014
Research and development	$2,245	$1,673	$1,931
General and administrative	1,496	1,116	1,287
Total expense	$3,741	$2,789	$3,218

10.     Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income were as follows (in thousands):

	Currency	Net Unrealized Gains	Accumulated Other
	Translation	(Losses) on Available-	Comprehensive
	Adjustments	for-Sale Securities	(Loss) Income

Balance, June 30, 2013	$162	$—	$162
Other comprehensive income before reclassifications	100	7	107
Amounts reclassified from accumulated other comprehensive income(a)	—	(7)	(7)
Net other comprehensive income for the year	100	—	100
Balance, June 30, 2014	262	—	262
Other comprehensive (loss) before reclassifications	(435)	23	(412)
Amounts reclassified from accumulated other comprehensive (loss)(a)	—	(11)	(11)
Net other comprehensive (loss) for the year	(435)	12	(423)
Balance, June 30, 2015	(173)	12	(161)
Other comprehensive income before reclassifications	1	30	31
Amounts reclassified from accumulated other comprehensive income(a)	—	(2)	(2)
Net other comprehensive income for the year	1	28	29
Balance, June 30, 2016	$(172)	$40	$(132)

(a)

For the fiscal years ended June 30, 2016, 2015 and 2014, $2 thousand, $11 thousand and $7 thousand were reclassified from accumulated other comprehensive (loss) income to interest and other income, respectively.

All components of accumulated other comprehensive (loss) income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

11.     Income Taxes

The (benefit) expense for income taxes is as follows (in thousands):

	Year Ended June 30,
	2016	2015	2014
Federal
Current	$—	$—	$—
Deferred	—	—	—
Total Federal	—	—	—
State
Current	(5,054)	2	1
Deferred	—	—	—
Total State	(5,054)	2	1
Foreign
Current	—	56	7
Deferred	—	—	—
Total Foreign	—	56	7
Total (Benefit) Expense	$(5,054)	$58	$8

A reconciliation of the statutory tax rates and the effective tax rates for each of the years ended June 30 is as follows:

	2016	2015	2014
Statutory rate	(34.0)%	(34.0)%	(34.0)%
Foreign income tax	—%	0.1%	0.1%
Change in valuation allowance	30.4%	34.7%	27.5%
State income taxes, (net of federal tax benefit)	(2.8)%	—%	—%
Other	(1.6)%	(0.7)%	6.4%
Effective rate	(8.0)%	0.1%	—%

For fiscal year 2016, the Company sold certain State of New Jersey State Net Operating Losses (“NOL”) and Research and Development (“R&D”) tax credits through the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program. Pursuant to such sale, for the year ended June 30, 2016, the Company recorded a tax benefit of $5.1 million, as a result of its sale of approximately $66.2 million, of New Jersey State NOL and $1.5 million of New Jersey R&D tax credits. There were no sales of NOL or R&D for the fiscal years 2015 and 2014.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets as of June 30, 2016 and 2015 are presented below (in thousands):

	2016	2015
Deferred tax assets:
NOL carry forwards	$103,171	$84,697
Research and development credits	15,322	13,604
Property and equipment	3,693	3,883
Other	3,734	4,528
Total	125,920	106,712
Valuation allowance	(125,920)	(106,712)
Net deferred taxes	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for fiscal years 2016 and 2015 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company continues to incur losses. The differences between book income and tax income primarily relate to the temporary differences from depreciation and stock compensation expenses.

At June 30, 2016, the Company has available net operating loss carry forwards for federal income tax reporting purposes of approximately $288.7 million and for state income tax reporting purposes of approximately $108.5 million, which expire at various dates between fiscal 2017 and 2036. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited if the Company experiences a change in ownership as defined in Section 382 of the Internal Revenue Code. The Company’s net operating loss carry forwards available to offset future federal taxable income arising before such ownership changes may be limited. Similarly, the Company may be restricted in using its research credit carry forwards arising before such ownership changes to offset future federal income tax expense.

At June 30, 2016, the Company did not have any material unrecognized tax benefits and the Company does not anticipate that its unrecognized tax benefits will significantly change in the next twelve months. The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Loss in any future periods in which the Company must record a liability. The Company is subject to examination for U.S. Federal and Foreign tax purposes for 2012 and forward and for New Jersey 2013 and forward. The Company conducts business and files tax returns in New Jersey.

12.     Related Party Transactions

Certain of the Company’s affiliates, including members of its senior management and Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Company’s Chairman, Chief Scientific Officer and Chief Patent Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, who is the wife of Dr. David M. Goldenberg, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology (“CMMI”), which has ceased operations, and IBC Pharmaceuticals, Inc., the Company’s majority-owned subsidiary.

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

License Agreement

Pursuant to a License Agreement between Immunomedics and Dr. Goldenberg, certain patent applications owned by Dr. Goldenberg were licensed to Immunomedics at the time of Immunomedics’ formation in exchange for a royalty in the amount of 0.5% of the first $20.0 million of annual net sales of all products covered by any of such patents and 0.25% of annual net sales of such products in excess of $20.0 million. In November 1993, the ownership rights of Immunomedics were extended as part of, and superseded by, Dr. Goldenberg’s employment agreement, with Immunomedics agreeing to diligently pursue all ideas, discoveries, developments and products, into the entire medical field, which, at any time during his past or continuing employment by Immunomedics (but not when performing services for CMMI – see below), Dr. Goldenberg has made or conceived or hereafter makes or conceives, or the making or conception of which he has materially contributed to or hereafter contributes to, all as defined in the Employment Agreement. As stated earlier, CMMI has ceased operations.

Employment Agreements

Effective July 1, 2015, the Company entered into the Amended and Restated Employment Agreement with Dr. Goldenberg pertaining to Dr. Goldenberg’s service to the Company as the Company’s Chairman of the Board, Chief Scientific Officer and Chief Patent Officer.

The Amended and Restated Goldenberg Agreement will continue, unless earlier terminated by the parties, until July 1, 2020. Dr. Goldenberg’s current annual base salary under the Amended and Restated Goldenberg Agreement is $0.6 million, which shall be reviewed annually for appropriate increases by the Board or the Compensation Committee. Dr. Goldenberg is also eligible to participate in the Company’s incentive compensation plan in place for its senior level executives. Dr. Goldenberg’s annual bonus target is 50% of his base salary, subject to achievement of performance goals established by the Compensation Committee, with a potential payout from 0 to 150% of the target amount. Dr. Goldenberg will also be eligible to receive equity compensation awards under the Company’s 2014 Long-Term Incentive Plan, or any such successor equity compensation plan as may be in place from time to time, at the discretion of the Compensation Committee. In lieu of any annual performance equity or equity-based grants throughout the term of the Amended and Restated Goldenberg Agreement, Dr. Goldenberg received a grant of 1,500,000 Performance Units (as such term is defined in the 2014 Long Term Incentive Plan), which shall vest, if at all, after the three (3) year period commencing on the grant date of July 14, 2015, provided the applicable performance milestones are met and conditioned upon Dr. Goldenberg's continued employment through the vesting period, subject to the terms and conditions of the Restricted Stock Units Notice and the Restricted Stock Units Agreement and such other terms and conditions as set forth in the grant agreement (the "Performance Unit Grant").

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

Dr. Goldenberg is also eligible to receive minimum payments of $150 thousand during each of the fiscal years, payable in equal quarterly payments, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. In the event the Company completes a disposition of the Company’s undeveloped assets for which Dr. Goldenberg was an Inventor, the Company will pay Dr. Goldenberg a sum equal to at least twenty percent or more of the consideration the Company receives from each disposition. The Company’s obligation to compensate Dr. Goldenberg upon dispositions of undeveloped assets applies to all dispositions completed within the contract term or within three years thereafter. For the 2016, 2015 and 2014 fiscal years, Dr. Goldenberg received the minimum payment under the employment agreement. Dr. Goldenberg also is compensated by IBC Pharmaceuticals as discussed in greater detail below.

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

Relationships with The Center for Molecular Medicine and Immunology (“CMMI”)

The Company’s product development has involved, to varying degrees, CMMI, for the performance of certain basic research and patient evaluations, the results of which are made available to the Company pursuant to a collaborative research and license agreement. Dr. Goldenberg was the founder, President and a member of the Board of Trustees of CMMI.

In fiscal years ended June 30, 2016, 2015 and 2014, the Company incurred $27 thousand, $33 thousand and $26 thousand, respectively, of legal expenses for patent related matters for patents licensed to Immunomedics from CMMI. However, any inventions made independently of the Company at CMMI are the property of CMMI. CMMI has ceased operations.

IBC Pharmaceuticals

IBC Pharmaceuticals, Inc. (“IBC”) is a majority-owned subsidiary of Immunomedics, Inc.

As of June 30, 2016, the shares of IBC Pharmaceuticals, Inc. were held as follows:

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

In each of the fiscal years 2016, 2015 and 2014, Dr. Goldenberg received $87 thousand, $84 thousand and $79 thousand, respectively, in compensation for his services to IBC. At June 30, 2016, Dr. Goldenberg was a director of IBC, while Cynthia L. Sullivan, Michael Garone, Vice President of Finance and CFO of Immunomedics, Inc., and Chau Cheng, Senior Director, Investor Relations and Corporate Secretary of Immunomedics, Inc., serve as the President, Treasurer and Secretary, respectively, of IBC.

13.     License and Collaboration Agreements

The Bayer Group (formerly Algeta ASA)

In January 2013 the Company entered into a collaboration agreement, referred to herein as the Collaboration Agreement, with Algeta ASA (subsequently acquired by The Bayer Group (“Bayer”), for the development of epratuzumab to be conjugated with Algeta’s proprietary thorium-227 alpha-pharmaceutical payload. Under the terms of the Collaboration Agreement, the Company manufactured and supplied clinical-grade epratuzumab to Bayer, which has rights to evaluate the potential of a Targeted Thorium Conjugate (“TTC”), linking thorium-227 to epratuzumab, for the treatment of patients with cancer. Bayer has the right to terminate the Collaboration Agreement with three months prior written notice, subject to certain provisions. Bayer will fund all non-clinical and clinical development costs up to the end of Phase 1 clinical testing. Upon successful completion of Phase 1 testing, the parties shall negotiate terms for a license agreement at Bayer’s request. The Company and Bayer have agreed to certain parameters in the Collaboration Agreement. Under the terms of the Collaboration Agreement, as amended, Immunomedics received an upfront cash payment and other payments aggregating $6.0 million, which have been recognized in prior periods upon the Company fulfilling its obligations under the Collaboration Agreement.

For the year ended June 30, 2015, the Company recognized $1.0 million in license and other revenue for the completion of the clinical development milestone as described in the Collaboration Agreement, which required the shipment of sufficient quantities of clinical grade material to Bayer to complete their Phase 1 clinical trial. In addition, in January 2016 and 2015, the Company recorded revenue of $0.3 million representing an anniversary payment under the agreement. The contract provides for the Company to receive one more similar payment of $0.3 million, representing “anniversary payment” over the next fiscal year.

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

On July 28, 2015, UCB announced that the two Phase 3 EMBODY™ clinical trials for epratuzumab in SLE did not meet the primary clinical efficacy endpoints in either dose in both studies. On February 25, 2016, UCB notified the Company that it ceased all Development (as defined in the Agreement) of the Licensed Compound (as defined in the Agreement) and subsequently terminated the Agreement effective March 26, 2016.

As a result of the Agreement’s termination, all rights to the Licensed Product revert to the Company and the parties must cooperate to transition such rights back to the Company.  The 5-year warrant to purchase one million shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $8.00 per share expires December 27, 2016. The parties are in discussions regarding the transition of the Licensed Product back to the Company.

14.     Commitments and Contingencies

Employment Contracts

Effective July 1, 2014, the Company entered into the Fifth Amended and Restated Employment Agreement with Cynthia L. Sullivan pertaining to Ms. Sullivan’s service to the Company as the Company’s President and Chief Executive Officer (see Note 11). Ms. Sullivan’s annual base salary under this new agreement is $0.6 million, which shall be reviewed annually for appropriate increases by the Board of Directors or the Compensation Committee.

Effective July 1, 2015 the Company entered into the Amended and Restated Employment Agreement with Dr. David M. Goldenberg pertaining to Dr. Goldenberg’s service to the Company as the Company’s Chairman of the Board, Chief Scientific Officer and Chief Patent Officer. This agreement provides for a guaranteed salary of $0.6 million and $0.15 million for guaranteed royalties for Dr. Goldenberg for the fiscal years 2016 through 2020 (see Note 11).

Operating Lease

Immunomedics is obligated under an operating lease for facilities used for research and development, manufacturing and office space, expiring in October 2031 at a base annual rate of $0.8 million, which is fixed through October 2016 and increases thereafter every five years. Rental expense related to this lease was approximately $0.8 million for fiscal years 2016, 2015 and 2014.

The minimum lease commitments for the non-cancelable term of the facility lease described above are as follows for fiscal years (in thousands):

2017	$929
2018	$974
2019	$974
2020	$974
2021	$974
Thereafter	$10,762

Legal Matters

Shareholder complaints:

Class Action Shareholder Federal Securities Cases. Two purported class action cases have been filed in the United States District Court for the District of New Jersey; namely, Fergus v. Immunomedics, Inc., et al., No. 2:16-cv-03335, filed June 9, 2016; and Becker v. Immunomedics, Inc., et al., No. 2:16-cv-03374, filed June 10, 2016. These cases arise from the same alleged facts and circumstances, and seek class certification on behalf of purchasers of our common stock between April 20, 2016 and June 2, 2016 (with respect to the Fergus matter) and between April 20, 2016 and June 3, 2016 (with respect to the Becker matter). These cases concern the Company's statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 American Society of Clinical Oncology ("ASCO") conference in Chicago, Illinois.  The complaints allege that these statements were false and misleading in light of June 2, 2016 reports that ASCO had cancelled the presentation because it contained previously reported information.  The complaints further allege that these statements resulted in artificially inflated prices for our common stock, and that the Company and certain of its officers are thus liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  As of the date hereof, service of the initiating papers in these actions has not been made on the Company.

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

Patent litigation:

Immunomedics filed a first amended complaint on October 22, 2015 and a second amended complaint on January 14, 2016 in the United States District Court for the District of New Jersey, against defendants Roger Williams Medical Center (“RWMC”), Richard P. Junghans, M.D., Ph.D., and Steven C. Katz, M.D. The second amended complaint alleges that these defendants breached a Material Transfer Agreement (“MTA”) through which it provided to them a monoclonal antibody known as MN-14 and related materials. Defendants are alleged to have breached the MTA and to have been negligent by, among other things, using the materials beyond the agreed-upon Research Project (as defined in the MTA), sharing confidential information, failing to provide Immunomedics with a right of first refusal, failing to notify Immunomedics of intended publications prior to publishing, and refusing to return the materials upon request.  Immunomedics also asserts against these defendants claims of conversion, tortious interference, unjust enrichment, and infringement of three patents owned by Immunomedics. On January 28, 2016, defendants filed an Answer to the Second Amended Complaint.  Immunomedics and defendants are currently engaged in fact discovery and the exchange of patent disclosures.

15.     Geographic Segments

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the years ended (in thousands):

	As of and for the year ended June 30, 2016
	United
	States	Europe	Total
Total assets	$55,451	$1,499	$56,950
Property and equipment, net	3,895	74	3,969
Revenues	972	2,261	3,233
Loss before taxes	(63,688)	(502)	(64,190)

	As of and for the year ended June 30, 2015
	United
	States	Europe	Total
Total assets	$104,168	$1,612	$105,780
Property and equipment, net	2,234	8	2,242
Revenues	3,054	2,599	5,653
(Loss) income before taxes	(48,192)	126	(48,066)

	As of and for the year ended June 30, 2014
	United States	Europe	Total
Total assets	$44,926	$2,560	$47,486
Property and equipment, net	1,895	—	1,895
Revenues	5,947	3,095	9,042
Loss before taxes	(35,452)	(71)	(35,523)

16.     Defined Contribution Plans

U.S. employees are eligible to participate in the Company’s 401(k) plan, while employees in international locations are eligible to participate in other defined contribution plans. Aggregate Company contributions to its benefit plans totaled approximately $99 thousand, $99 thousand and $96 thousand for the years ended June 30, 2016, 2015 and 2014, respectively.

17.     Quarterly Results of Operations (Unaudited)

The following table present summarized unaudited quarterly financial data:

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2016	2016	2015	2015
	(In thousands, except for per share amounts)
Consolidated Statements of Comprehensive Loss Data:
Revenues	$932	$899	$671	$731
Net loss attributable to Immunomedics, Inc. stockholders	(15,901)	(13,996)	(13,746)	(15,394)
Loss per common share attributable to Immunomedics Inc. stockholders – (basic and diluted)	$(0.16)	$(0.15)	$(0.15)	$(0.16)
Weighted average shares used to calculate loss per common share – (basic and diluted)	94,770	94,748	94,665	94,596

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2015	2015	2014	2014
	(In thousands, except for per share amounts)
Consolidated Statements of Comprehensive Loss Data:
Revenues	$2,395	$1,183	$1,003	$1,072
Net loss attributable to Immunomedics, Inc. stockholders	(12,401)	(11,756)	(11,435)	(12,410)
Loss per common share attributable to Immunomedics Inc. stockholders – (basic and diluted)	$(0.13)	$(0.13)	$(0.12)	$(0.13)
Weighted average shares used to calculate loss per common share – (basic and diluted)	93,657	93,352	93,157	93,098

Immunomedics, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Reserves

For the Fiscal Years Ended June 30, 2016, 2015 and 2014

(in thousands)

Allowance for Doubtful Accounts

	Balance at				Balance at
	Beginning of	Changes to	Credits to	Other	End of
Year ended:	Year	Reserve	Expense	Charges	Year

June 30, 2014	$(49)	$(40)	$—	$—	$(89)
June 30, 2015	$(89)	$35	$—	$—	$(54)
June 30, 2016	$(54)	$(21)	$—	$—	$(75)

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment and those criteria, our management has concluded we maintained effective internal control over financial reporting as of June 30, 2016.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Immunomedics, Inc.:

We have audited Immunomedics, Inc.’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Immunomedics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Immunomedics, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of comprehensive loss, changes in stockholders’ (deficit) equity and cash flows for each of the years in the three-year period ended June 30, 2016, and our report dated August 18, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
August 18, 2016

Item 9B.  Other Information

None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

Information required by this item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Nominees for Directors,” “Executive Officers,” “Director Experience, Qualifications, Attributes and Skills,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Business Ethics and Compliance,” and “Committees of the Board,” contained in our definitive proxy statement for our 2016 annual meeting of stockholders scheduled to be held on November 30, 2016, which we intend to file within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 11.Executive Compensation

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan Based Awards in Fiscal Year 2016,” “Outstanding Equity Awards at Fiscal Year-End 2016 Table,” “Fiscal Year 2016 Option Exercises and Stock Vested Table,” “Employment Contracts, Termination of Employment and Change in Control Agreements” contained in our definitive proxy statement for our 2016 annual meeting of stockholders scheduled to be held on November 30, 2016, which we intend to file within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of June 30, 2016.

Number of securities to be
	issued upon vesting of	Weighted-average	Number of securities
	restricted shares and	exercise price of	remaining available for
	exercise of outstanding	outstanding options	future issuance under
Plan Category	options and rights	and rights	equity compensation plans
Equity compensation plans approved by security holders(1)	6,081,936	$3.13	9,788,708
Equity compensation plans not approved by security holders	—	—	—
Total	6,081,936	$3.13	9,788,708

(1)	Refers to Immunomedics, Inc. 2014 Long-Term Incentive Plan.

Other information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Equity Compensation Plans,”  “Ownership of Our Common Stock,” “Compensation for Executive Officers” and “Director Compensation,” contained in our definitive proxy statement for our 2016 annual meeting of stockholders scheduled to be held on November 30, 2016, which we intend to file within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Transactions,” “Our Corporate Governance,” “Compensation for Executive Officers,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” contained in our definitive proxy statement for our 2016 annual meeting of stockholders scheduled to be held on November 30, 2016, which we intend to file within 120 days of the end of the fiscal year covered by this Annual Report on From 10-K.

Item 14.Principal Accounting Fees and Services.

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Independent Registered Public Accounting Firm” contained in our definitive proxy statement for our 2016 annual meeting of stockholders scheduled to be held on November 30, 2016, which we intend to file within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report:
1.	Consolidated Financial Statements:

Consolidated Balance Sheets – June 30, 2016 and 2015

Consolidated Statements of Comprehensive Loss for the years ended June 30, 2016, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the years ended June 30, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended June 30, 2016, 2015 and 2014

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

10.11

Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992, incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 (Commission File No. 33-44750), effective January 30, 1992.

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

10.37#

Amendment No. 1 to Amended and Restated Employment Agreement, effective as of November 30, 2015, between the Company and Dr. David M. Goldenberg, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015.

10.38#

Fifth Amended and Restated Employment Agreement, dated July 1, 2011, between the Company and Cynthia L. Sullivan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 25, 2014.

10.39#

Employment Letter, dated August 15, 2013, by and between the Company and Peter Pfreundschuh, incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013.

10.40#

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
101*

The following financial information from the Annual report on Form 10-K for the fiscal year ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Loss; (iii) the Consolidated Statements of Changes in Stockholders’ (Deficit) Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

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

IMMUNOMEDICS, INC.

Date: August 18, 2016	By:	/s/ CYNTHIA L. SULLIVAN
Cynthia L. Sullivan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/DAVID M. GOLDENBERG	Chairman of the Board,	August 18, 2016
David M. Goldenberg	Chief Scientific Officer and
Chief Patent Officer

/s/CYNTHIA L. SULLIVAN	President, Chief Executive	August 18, 2016
Cynthia L. Sullivan	Officer and Director
(Principal Executive Officer)

/s/MARY PAETZOLD	Director	August 18, 2016
Mary Paetzold

/s/BRIAN A. MARKISON	Director	August 18, 2016
Brian A. Markison

/s/DON C. STARK	Director	August 18, 2016
Don C. Stark

/s/ARTHUR S. KIRSCH	Director	August 18, 2016
Arthur S. Kirsch

/s/MICHAEL R. GARONE	Vice President Finance and	August 18, 2016
Michael R. Garone	Chief Financial Officer (Principal
Financial and Accounting Officer)

EXHIBIT LIST

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 4, 2014.
3.2	Second Amended and Restated By-Laws of the Company, incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K as filed with the Commission on August 27, 2007.
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

10.11

Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992, incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 (Commission File No. 33-44750), effective January 30, 1992.

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

10.37#

Amendment No. 1 to Amended and Restated Employment Agreement, effective as of November 30, 2015, between the Company and Dr. David M. Goldenberg, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015.

10.38#

Fifth Amended and Restated Employment Agreement, dated July 1, 2011, between the Company and Cynthia L. Sullivan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 25, 2014.

10.39#

Employment Letter, dated August 15, 2013, by and between the Company and Peter Pfreundschuh, incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013.

10.40#

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
101*

The following financial information from the Annual report on Form 10-K for the fiscal year ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Loss; (iii) the Consolidated Statements of Changes in Stockholders’ (Deficit) Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*        Filed herewith.

#        Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(a)(3) of Form 10-K.

†        Confidential treatment has been granted for certain portions of this exhibit.

(Exhibits available upon request)