Form 10-K/A
period 2016-06-30
IMMUNOMEDICS INC
filed 2016-10-04
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of December 31, 2015 was $291,000,000. The number of shares of the registrant’s common stock outstanding as of September 23, 2016 was 95,977,580.

Documents Incorporated by Reference:

None.

In this Form 10-K, we use the words “Immunomedics, Inc.” to refer to Immunomedics, Inc., a Delaware corporation, and we use the words “Company,” “Immunomedics,” “Immunomedics, Inc.,” “we,” “us” and “our” to refer to Immunomedics, Inc. and its subsidiaries.

EXPLANATORY NOTE

In its Annual Report on Form 10-K for the year ended June 30, 2016, filed with the Securities and Exchange Commission (the “SEC”) on August 18, 2016 (the “Original Filing”), Immunomedics, Inc. provided certain information required by Items 10 through 14 of Part III of the Original Filing by incorporating by reference portions of the definitive proxy statement for the Company’s 2016 Annual Meeting of Stockholders, pursuant to General Instruction G of Form 10-K. The Company is filing this Amendment No. 1 on Form 10K/A (“Amendment No. 1”) solely: (i) to timely provide such Part III information; and (ii) to amend the section of the cover page captioned “Documents Incorporated by Reference” to read “None”. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), the cover page, Part III and Part IV of the Original Filing have been amended and restated in their entirety. Except as otherwise noted, information included in this Amendment No. 1 is stated as of June 30, 2016 and does not reflect any subsequent information or events.

As required by Rule 12b-15, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Dr. David M. Goldenberg	Principal occupation: Chairman of the Board of Directors and Chief Scientific Officer and Chief Patent Officer, Immunomedics, Inc.

Age: 78	Prior business experience:

Director since: 1982	• Founded Immunomedics, Inc. in 1982.

• Chief Executive Officer from July 1982 through July 1992; February 1994 through May 1998; and July 1999 through March 2001.

• Chief Strategic Officer from July 2003 through June 2007.

• Chief Scientific Officer from March 2001 through June 2003 and from July 2007 to present.

• Chief Medical Officer from July 2007 to December 2014.

• Chief Patent Officer from August 2015 to present.

• Currently serves as the Chairman of the Board of IBC Pharmaceuticals, Inc., a majority-owned subsidiary of the Company.

• Served as the President and Trustee of the Center for Molecular Medicine and Immunology, an independent, non-profit research center from September 1983 to June 2015.

•                  Served as the President and Chief Executive Officer of the Garden State Cancer Center, a subsidiary of the Center for Molecular Medicine and Immunology, and a Trustee of the Garden State Cancer Center Foundation from July 1990 to June 2015.

Cynthia L. Sullivan	Principal occupation: President and Chief Executive Officer, Immunomedics, Inc.

Age: 61	Prior business experience:

Director since: 2001	• Joined Immunomedics, Inc. in 1985.

• President and Chief Executive Officer since March 2001.

• Previously served as President of Immunomedics, Inc. from December 2000 to March 2001; and as Executive Vice President and Chief Operating Officer from June 1999 to December 2000.

• Concurrently serves as President of IBC Pharmaceuticals, Inc., a majority-owned subsidiary of the Company.

Arthur S. Kirsch	Principal occupation: Senior Advisor, GCA Savvian, LLC (formerly Perseus Group, LLC), an investment bank, since June 2005.

Age: 64	Prior business experience:

Director since: 2015	• Founding member and Managing Director of Vector Securities, LLC, an investment and merchant banking firm, from 2001 to May 2005.

Audit Committee Governance and Nominating Committee

•                  Managing Director and Head of Healthcare Research and Capital Markets of Prudential Vector Healthcare Group, a unit of Prudential Securities, Inc., a full-service brokerage firm, from 1999 to 2001.

•                  Director, Equity Research of Vector Securities International, Inc., an investment banking firm, from 1995 to 1999.

Public company directorships: Mr. Kirsch has been a Director and Chairman of the Board of Aralez Pharmaceuticals Inc., a specialty pharmaceutical company, since February 2016, and currently serves as the Chairman of the Audit Committee. He was previously a Director and Chairman of the Board of POZEN Inc., the predecessor company to Aralez Pharmaceuticals Inc., from June 2015, where he had served as a Director since 2004.

Brian A. Markison	Principal occupation: Healthcare Industry Executive at Avista Capital Partners, a leading private equity firm, since September 2012.

Age: 57	Prior business experience:

Director since: 2004	• President and Chief Executive Officer of Fougera Pharmaceuticals Inc., from July 2011 to July 2012.

Compensation Committee Governance and Nominating Committee Research & Development Committee

•                  President and Chief Executive Officer of King Pharmaceuticals, Inc. from 2004 to 2011.

•                  President of the Oncology, Virology and Oncology Therapeutics Network Businesses of Bristol-Myers Squibb from 2002 until 2004.

Lead Independent Director

•                  From 1998 to 2001, Mr. Markison served variously as Senior Vice President, Neuroscience/Infectious Disease; President, Neuroscience/Infectious Disease/Dermatology; and Vice President, Operational Excellence and Productivity of Bristol-Myers Squibb.

Directorships: Mr. Markison has served as Chairman of the Board of Directors for Lantheus Medical Imaging, Inc., a global leader in developing, manufacturing and distributing innovative diagnostic imaging agents, since 2012, and has served as Chairman of the Board of Directors of Rosetta Genomics, Ltd., a leading developer of microRNA-based molecular diagnostics, since April 2011. He has also been a member of the Board of Directors of Alere Inc., a global leader in enabling individuals to take charge of their health at home through the merger of rapid diagnostics and health information solutions, since 2013, and of PharmAthene, Inc., a biodefense company developing medical countermeasures against biological and chemical threats, since September 2011. From July 2011 to July 2012, Mr. Markison served on the Board of Directors of Fougera Pharmaceuticals, Inc., a company created from the acquisition of Nycomed A/S by Takeda Pharmaceuticals, (which was acquired by Novartis AG, effective July 23, 2012).

Mary E. Paetzold	Principal occupation: Chief Financial Officer of SMG Indium Resources Ltd., a company formed to stockpile indium, since July 2011.

Age: 67	Prior business experience:

Director since: 2001	• Adjunct Professor, Cameron School of Business, University of North Carolina — Wilmington from 2008 to 2009.

Audit Committee Compensation Committee Governance and Nominating Committee	• Vice President, Chief Financial Officer, Secretary, and Treasurer of Ecogen, Inc., from 1994 to 2000, member of the Ecogen, Inc. Board of Directors from 1996 to 1997.

•                  Served as audit partner and as SEC reviewing partner at KPMG LLP, an independent registered public accounting firm, prior to 1994.

Public company directorships: From February 2003 to July 2011 served as a member of the Board of Directors and Chair of the Audit Committee of Orthovita, Inc., a specialty spine and orthopedic company with orthobiologic and biosurgery products (which was acquired by Stryker Corporation, effective June 27, 2011).

Don C. Stark	Principal occupation: Chief Executive Officer and President of Whistler Associates, Inc., a marketing and strategic planning consulting firm for companies focused on oncology, since 1996.

Age: 62	Prior business experience:

Director since: 2005 Audit Committee Governance and Nominating Committee Research and Development Committee

•                  Partner and member of the Board of Directors of Strategic Answers, Inc., a strategic planning consulting firm, from 2002 to 2012.

•                  From 1980 to 1995, served in various market research, marketing and business development positions at Bristol-Myers Squibb Oncology Division, Immunex and Repligen, all in the fields of oncology and immunology.

Director Experience, Qualifications, Attributes and Skills

We believe that the backgrounds and qualifications of our directors, considered as a group, provide a broad mix of experience, knowledge and abilities that will allow the Board of Directors to fulfill its responsibilities. Our Board of Directors is composed of a diverse group of leaders in their respective fields. Many of the current directors have leadership experience at major domestic and international companies with operations inside and outside the United States, as well as experience serving on other companies’ boards, which provides an understanding of different business processes, challenges and strategies facing boards and other companies. Certain of our directors have experience as senior management of pharmaceutical and biotechnology companies which brings unique perspectives to the Board of Directors. Further, our directors also have other experience that makes them valuable members, such as prior experience with financing transactions or mergers and acquisitions that provides insight into issues faced by companies.

The following highlights the specific experiences, qualifications, attributes and skills of our individual directors that have led our Governance and Nominating Committee to conclude that these individuals should serve on our Board of Directors:

Arthur S. Kirsch, has over 30 years of experience working in the equity capital markets and has extensive knowledge of the healthcare and life sciences field. Currently a Senior Advisor with the investment bank, GCA Savvian, LLC, Mr. Kirsch also serves on the Board of Directors for Aralez Pharmaceuticals Inc.

Brian A. Markison, our lead independent director who brings extensive research and development, manufacturing and sales experience in the pharmaceuticals and life sciences industries, is a Healthcare Industry Executive at Avista Capital Partners, a leading private equity firm. Previously, he served as President, Chief Executive Officer and a member of the Board of Directors of Fougera Pharmaceuticals Inc. Mr. Markison also serves as the Chairman of the Board of Directors for Lantheus Medical Imaging Inc. and Rosetta Genomics, Ltd., and as a Director for Alere Inc. and PharmAthene, Inc.

Mary E. Paetzold, has over 35 years of experience in accounting, internal controls and finance functions. Ms. Paetzold was a former partner of KPMG, LLP and is Chief Financial Officer of SMG Indium Resources Ltd.

Don C. Stark, brings extensive expertise in the fields of oncology and immunology both in marketing and sales through his experience with Bristol-Myers Squibb, Immunex, Repligen and most recently through his position as President and Chief Executive Officer of Whistler Associates, Inc., a marketing and strategic planning consulting firm focused on the field of oncology.

Cynthia L. Sullivan, our President and Chief Executive Officer, has over 25 years of biopharmaceutical research and development experience in the fields of oncology and immunology. Additionally, Ms. Sullivan brings extensive public company experience through her past director positions with Urigen Pharmaceuticals, Inc. and Digene Corp. Ms. Sullivan

currently serves as a member of Board of Trustees for the HealthCare Institute of New Jersey, a trade association for the research-based pharmaceutical and medical technology industry in New Jersey.

Dr. David M. Goldenberg, our founder, Chairman of the Board of Directors, Chief Scientific Officer and Chief Patent Officer, brings over 40 years of research and development experience in the fields of oncology and immunology. Dr. Goldenberg, a pioneer in the development of radiolabeled antibodies for various applications in the detection, diagnosis and therapy of cancer, has received numerous professional awards and recognition from scientific bodies in the United States and around the world.

Executive Officers

The following table sets forth certain information regarding our executive officers. With the exception of Dr. Goldenberg and Ms. Sullivan, whose agreements are described in detail below, executive officers are at-will employees.

Name	Age	Position(s) with the Company
Cynthia L. Sullivan	61	President and Chief Executive Officer
Dr. David M. Goldenberg	78	Chairman of the Board, Chief Scientific Officer and Chief Patent Officer
Michael R. Garone	58	Vice President Finance and Chief Financial Officer

Ms. Cynthia L. Sullivan has been employed by Immunomedics since October 1985, and has served as our President and Chief Executive Officer since March 2001. She previously served as the Company’s President from December 2000 to March 2001 and as Executive Vice President and Chief Operating Officer from June 1999 to December 2000. Prior to joining Immunomedics, Ms. Sullivan was employed by Ortho Diagnostic Systems, Inc., a subsidiary of Johnson & Johnson. Ms. Sullivan’s educational background includes: a B.S. from Merrimack College, North Andover, Massachusetts, followed by a year of clinical internship with the school of Medical Technology at Muhlenberg Hospital, Plainfield, New Jersey, resulting in a M.T. (ASCP) certification in 1979. Ms. Sullivan completed a M.S. degree in 1986 from Fairleigh Dickinson University, where she also received her M.B.A. in December 1991. Ms. Sullivan also serves as President of our majority owned subsidiary, IBC Pharmaceuticals, Inc. From September 2002 to July 2007, Ms. Sullivan served as a member of the Board of Directors of Digene Corp., a company that develops, manufactures and markets proprietary DNA and RNA testing systems for the screening, monitoring and diagnosis of human diseases. Effective July 30, 2007 Digene Corp was merged with Qiagen N.V. From November, 2007 to December 2009, Ms. Sullivan served as a member of the Board of Directors of Urigen Pharmaceuticals, Inc., a specialty pharmaceutical company focused on the development and commercialization of treatments for urological disorders. As of May 2009, Ms. Sullivan also serves as a member of Board of Trustees for the HealthCare Institute of New Jersey, a trade association for the research-based pharmaceutical and medical technology industry in New Jersey.

Dr. David M. Goldenberg founded Immunomedics in July 1982, and has served continuously since that time as the Chairman of our Board of Directors. He also currently serves as our Chief Scientific Officer and Chief Patent Officer, having been our Chief Medical Officer from July 2007 to December 2014, Chief Strategic Officer from July 2003 to July 2007. Dr. Goldenberg previously served as our Chief Executive Officer from July 1982 through July 1992, from February 1994 through May 1998 and from July 1999 through March 2001. He also serves as Chairman of the Board of Directors of IBC Pharmaceuticals, Inc., a subsidiary of Immunomedics. Dr. Goldenberg is a graduate of the University of Chicago College and Division of Biological Sciences (B.S.), the University of Erlangen-Nuremberg (Germany) Faculty of Natural Sciences (Sc.D.), and the University of Heidelberg (Germany) School of Medicine (M.D.). He has written or co-authored approximately 1,800 journal articles, book chapters and abstracts on cancer research, detection and treatment, and has researched and written extensively in the area of radioimmunodetection and radioimmunotherapy using radiolabeled antibodies. Dr. Goldenberg was President and a Trustee of the Center for Molecular Medicine and Immunology (“CMMI”), an independent non-profit research center, and its clinical unit, the Garden State Cancer Center. In 1985 and again in 1992, Dr. Goldenberg received an “Outstanding Investigator Grant” award from the National Cancer Institute for his work in radioimmunodetection, and in 1986 he received the New Jersey Pride Award in Science and Technology. Dr. Goldenberg was honored as the ninth Herz Lecturer of the Tel Aviv University Faculty of Life Sciences. In addition, he received the 1991 Mayneord 3M Award and Lectureship of the British Institute of Radiology and in 2002, the Elis Bervin Lectureship and Medal from the Swedish Medical Society and the Swedish Oncology Society for his contributions to the development of radiolabeled monoclonal antibodies used in the imaging and treatment of cancer. The International Society for Oncodevelopmental Biology and Medicine named Dr. Goldenberg the co-recipient of the 1994 Abbott Award. In 2005, he received the Paul Aebersold Award from the Society of Nuclear Medicine and was named the Inventor of the Year by the Research and Development Council of New Jersey. Maryann Liebert Inc.,

publisher of Genetic Engineering News, nominated Dr. Goldenberg in 2006 for the Forbes Enterprise Award for outstanding achievements in the scientific community.

Michael R. Garone joined Immunomedics as Vice President, Finance and Chief Financial Officer in June 2016. From August 2007 through June 2016, he was the Chief Financial Officer of Emisphere Technologies, Inc., a commercial stage, specialty pharmaceutical company, where he also served as Corporate Secretary since October 2008 and as Interim Chief Executive Officer from February 2011 until September 2012. Before Emisphere, Mr. Garone served as Interim Chief Executive Officer and Chief Financial Officer of Astralis, Ltd. Prior to that, he served 20 years at AT&T, where he held several positions, including Chief Financial Officer of AT&T Alascom. Mr. Garone received an MBA from Columbia University and a BA in Mathematics from Colgate University.

Family Relationships

Dr. Goldenberg and Ms. Sullivan are husband and wife. There are no other family relationships between directors, executive officers and other employees.

AUDIT COMMITTEE

Members in Fiscal 2016	Responsibilities	Meetings in Fiscal 2016
Ms. Paetzold, Mr. Kirsch & Mr. Stark

The Audit Committee consists entirely of independent directors as defined by the listing standards of the NASDAQ Global Market. Its primary functions are to assist the Board of Directors in monitoring the integrity of our financial statements, our systems of internal control, and the appointment, independence and performance of our independent registered public accounting firm. The Audit Committee is responsible for pre-approving any engagements of our independent registered public accounting firm for non-audit services. The Audit Committee also reviews our risk management practices, strategic tax planning, preparation of quarterly and annual financial reports and our ethics and compliance processes.

At each regularly-scheduled Audit Committee meeting, the Audit Committee members meet with Immunomedics’ independent registered public accounting firm without management present. As part of the regular quarterly Audit Committee meetings, representatives of management, the independent registered public accounting firm and the Audit Committee members meet to review the financial statements prior to the public release of earnings.

The Board of Directors has determined that each current member and proposed member of the Audit Committee satisfies the independence standards for Audit Committee membership as set forth in Section 10A(m)(3) of the Exchange Act and the rules promulgated thereunder. In addition, the Board of Directors has determined that Ms. Paetzold satisfies the SEC’s criteria for an “audit committee financial expert.”

Ms. Paetzold and Mr. Stark were members of the Audit Committee for the entire fiscal 2016. Mr. Kirsch joined the Audit Committee after his election to the Board of Directors at the 2015 Annual Meeting of Stockholders.

You may find a more detailed description of the functions of the Audit Committee in the Audit Committee charter which can be found on our website at www.immunomedics.com.

5

Business Ethics and Compliance

Our Board of Directors has a Company-wide ethics awareness program and an enhanced compliance program that has been communicated to all employees. We have adopted a code of ethics for our Chief Executive Officer and senior financial officers, which complies with Item 406(b) of SEC Regulation S-K and is available on our website at www.immunomedics.com. In addition, all of our directors, officers and employees must act ethically and in accordance with our Code of Business Conduct (the “Code of Business Conduct”). The Code of Business Conduct satisfies the definition of “code of ethics” under the rules and regulations of the SEC and the standards of the NASDAQ Global Market, and is available on our website at www.immunomedics.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of the common stock and any other equity securities issued by us. Executive officers, directors and greater than 10% beneficial owners are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based solely on a review of copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners have been complied with, except for the following: Mr. Garone inadvertently filed one late report on July 5, 2016  relating to a single transaction, and each of Dr. Goldenberg and Ms. Sullivan filed a Form 5 on July 20, 2016, each reporting eight transactions which were not timely filed on Forms 4.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis discusses the principles underlying our compensation policies and decisions and the principal elements of compensation paid to our executive officers during fiscal year 2016. Our Chief Executive Officer (the “CEO”), Chief Scientific Officer and Chief Patent Officer, and Chief Financial Officer will be referred to as the “named executive officers” for purposes of this discussion.

Executive Summary

Our overarching compensation goal is to motivate, recruit and retain executive officers in a manner that promotes superior executive performance and successful financial results for us while aligning the interests of the executive officers with the long-term interests of our stockholders. We believe this is accomplished through the following principles and processes that we follow in establishing executive compensation:

•                  We benchmark executive officer compensation against a peer group of comparably sized public companies in the pharmaceutical industry.

•                  We target compensation between the 25th and 75th percentiles for base salary and annual cash incentive amounts. Our compensation model is flexible to be adjusted upward or downward in the case of exceptional performance or as circumstances warrant in the discretion of the Compensation Committee.

•                  We primarily structure our total compensation in the form of base salary, annual short-term cash incentive awards, long-term equity incentive awards, benefits and perquisites and change in control and other severance benefits.

•                  Our compensation structure seeks to align our executives’ compensation with our long-term growth and success by rewarding the discovery and development of new product candidates, the advancement of our existing pipeline of therapeutic product candidates and the strategic partnering for further clinical development and commercialization of our product candidates.

•                  We maintain severance and change in control arrangements for our executives comparable to other companies in our peer group.

•                  We seek to maintain a conservative cash utilization rate in order to advance our product candidates in various market conditions. We believe this approach has allowed us to make the best use of our resources in advancing our pipeline of therapeutic product candidates and technologies.

Role of Stockholder Say-on-Pay Votes

We provide our stockholders with the opportunity to cast an annual, nonbinding advisory vote on executive compensation (a “say-on-pay proposal”). At the Annual Meeting of Stockholders held on December 3, 2015, more than 78% of the votes cast on the say-on-pay proposal at that meeting were voted in favor of the proposal. Our Compensation Committee considered the outcome of that advisory vote to be an endorsement of the Compensation Committee’s compensation philosophy and implementation. As such, in making its decisions regarding executive compensation for fiscal year 2016, the Compensation Committee chose to retain the fiscal year 2015 compensation structure of the executive compensation program as a reference while making a few adjustments to reflect the performance of the Company and our named executive officers in fiscal year 2016. The Compensation Committee will continue to consider the outcome of the Company’s say-on-pay votes when making future compensation decisions for the named executive officers.

Compensation Objectives and Philosophy

The Compensation Committee of our Board of Directors (the “Compensation Committee”) is responsible for reviewing and approving the compensation payable to our named executive officers and other key employees. As part of such process, the Compensation Committee seeks to accomplish the following objectives with respect to our executive compensation programs:

•                  Motivate, recruit and retain executives capable of meeting our strategic objectives;

•                  Provide incentives to ensure superior executive performance and successful financial results for us; and

•                  Align the interests of executives with the long-term interests of stockholders.

The Compensation Committee seeks to achieve these objectives by:

•                  Establishing a compensation structure that is both market competitive and internally fair;

•                  Linking a substantial portion of compensation to our achievement of financial objectives and the individual’s contribution to the attainment of those objectives;

•                  Providing risk for underachievement and upward leverage for overachievement of goals; and

•                  Providing long-term equity-based incentives.

Setting Executive Compensation

In determining the compensation of each named executive officer, the Compensation Committee considered a number of factors, including recent Company and individual performance, the CEO’s recommendations as to named executive officers other than the CEO, cost of living in the New York/New Jersey area, and internal pay equity. The Compensation Committee also considered competitive compensation data received from Arthur J. Gallagher & Co. Human Resources and Compensation Consulting Practice (“Gallagher”), formerly James F. Reda & Associates, detailing the 25th percentile, median, and 75th percentile of (i) base salary; (ii) target annual cash compensation (i.e., salary plus target cash incentive); (iii) long-term equity incentive awards; and (iv) target total direct compensation (i.e., salary plus target cash incentive plus long-term equity incentives) for executive officer positions among a group of peer companies and assessed how similar compensation arrangements for the named executive officers compare to its peers. Based on Gallagher market analysis, the Compensation Committee considers base salary within the range of the 25th percentile and the 75th percentile of our peer group to be competitive and appropriate for the named executive officers. Cash incentive levels among our peer group were used to establish target cash incentive compensation for our named executive officers. The Compensation Committee did not, however, tie cash compensation to potential values realizable from equity incentive awards to measure total target direct compensation or as a means to determine the equity incentive awards it authorizes. There is no pre-established policy for allocation of compensation between cash and non-cash components or between short-term and long-term components. Instead, the Compensation Committee determines the mix of compensation for each executive officer based on its review of the competitive data and its subjective analysis of that individual’s performance and contribution to our strategic goals. We believe our approach to compensation assists in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives. We believe our approach to compensation reflects sound risk management practices and does not encourage excessive risk-taking.

In fiscal year 2016, the Compensation Committee engaged Gallagher to provide competitive compensation data and general advice on our compensation programs and policies for executive officers. Gallagher reports directly to the Compensation Committee, periodically participates in committee meetings and advises the Compensation Committee with respect to compensation trends and best practices, plan design, and the reasonableness of individual compensation awards. During fiscal year 2016, Gallagher performed a market analysis of the compensation paid by comparably sized publicly traded biopharmaceutical companies as described below and provided it to the Compensation Committee. In addition, the CEO provided the Compensation Committee with a detailed review of the performance of the other named executive officers and made recommendations to the Compensation Committee with respect to the compensation packages for those officers for the 2016 fiscal year. The Compensation Committee consulted with Gallagher regarding the CEO’s recommendations.

The peer group used for competitive comparisons in fiscal year 2016 reflects companies with which we compete for talent. Base salary, cash incentives and long-term equity incentive awards were benchmarked to these companies. Changes made to the 2015 peer group are summarized below:

Removed Company	Reason
Dendreon Corp.	Acquired by Valeant Pharmaceuticals
NPS Pharmaceuticals Inc.	Acquired by Shire PLC

Added Company	Reason
Array BioPharma, Inc.	A biopharmaceutical company focuses on small molecule drugs to treat patients with cancer
ZIOPHARM Oncology, Inc.	A biotechnology company using cell-based therapies, including CAR-T, for the treatment of cancer

The peer group data used by Gallagher was obtained from Kenexa’s CompAnalyst Executive®, a compensation data service, and consisted of the following twenty-four companies:

Company	Sales (Most recent fiscal year) ($ in millions)	Market Capitalization (04/30/2015) ($ in millions)
Acorda Therapeutics Inc.	401	1,570
Ariad Pharmaceuticals Inc.	105	1,783
ArQule Inc.	11	129
Array BioPharma, Inc.	42	963
BioCryst Pharmaceuticals Inc.	14	673
Celldex Therapeutics Inc.	4	2,364
CTI BioPharma Corp.	60	321
Cytokinetics Inc.	47	243
Dyax Corp.	82	3,445
Exelixis Inc.	25	686
Immunogen Inc.	60	712
Insmed Inc.	0	1,233
Mannkind Corp.	0	1,755
Neurocrine Biosciences Inc.	0	2,843
PDL Biopharma, Inc.	482	1,371
Progenics Pharmaceuticals Inc.	44	345
Rigel Pharmaceuticals Inc.	8	375
Seattle Genetics Inc.	287	4,283
Spectrum Pharmaceuticals Inc.	187	474
Synta Pharmaceuticals Corp.	0	295
Sunesis Pharmaceuticals, Inc.	6	165
Threshold Pharmaceuticals	15	253
XOMA Ltd.	19	351
ZIOPHARM Oncology Inc.	1	1,130
75th Percentile	65	1,616
50th Percentile	22	699
25th Percentile	5	339
Immunomedics	9	436
Immunomedics Percentile Rank	32%	37%

Components of Compensation

For the 2016 fiscal year, our executive compensation program included the following components:

•                  Base salary;

•                  Annual short-term cash incentives;

•                  Long-term equity incentive awards; and

•                  Change in control and other severance arrangements.

Base Salary

It is the Compensation Committee’s objective to set a competitive rate of annual base salary for each named executive officer for each fiscal year based on performance in the prior fiscal year. The Compensation Committee believes competitive base salaries are necessary to attract and retain top quality executives, since it is common practice for public companies to provide their executive officers with a guaranteed annual component of compensation that is not subject to performance risk. Base salary levels are designed to recognize an individual’s ongoing contribution, to be commensurate with an individual’s experience and organization level and to be competitive with market benchmarks as analyzed by Gallagher. Base salaries are not automatically increased on an annual basis if the Committee believes that a raise is not warranted by either individual or Company performance, or that other forms of compensation are more appropriate to further compensation program objectives. In addition to benchmarking base salary levels, any increase in annual salary is also based on demonstrated levels of competency in skill, effectiveness and leadership, and by comparing how an individual has performed essential job requirements against what was envisioned with the position. The Compensation Committee does not use a specific formula based on these criteria, but instead makes an evaluation of each named executive officer’s contributions in light of all such criteria.

Based upon the performance of the named executive officers and using the compensation data provided by Gallagher, for fiscal year 2016, the Compensation Committee approved a 3.5% salary increase from fiscal year 2015 levels for Ms. Sullivan and Dr. Goldenberg and a 5.4% salary increase from fiscal year 2015 level for Mr. Pfreundschuh. The Committee believes the increase would result in salaries for our named executive officers being at or near the median base salaries for comparable executive positions at our peer group companies and reasonably consistent with the average percentage increase in salaries by our peers. The table below shows fiscal year 2015 and fiscal year 2016 base salary rates for each named executive officer:

Name	Title	2015 Salary	2016 Salary	% Increase
Cynthia L. Sullivan	President and Chief Executive Officer	$640,560	$662,980	3.5%
Dr. David M. Goldenberg	Chairman of the Board, Chief Scientific Officer and Chief Patent Officer	$604,952	$626,126	3.5%
Michael R. Garone(1)	Vice President Finance and Chief Financial Officer	—	$300,000	—
Peter P. Pfreundschuh(2)	Vice President Finance and Chief Financial Officer	$300,000	$316,267	5.4%

(1)         Michael R. Garone joined the Company on June 27, 2016.

(2)         Peter P. Pfreundschuh resigned from the Company on June 16, 2016, effective June 27, 2016.

Annual Short-Term Cash Incentives

Our named executive officers have the opportunity to earn annual cash incentive awards as part of their compensation package. We do not have a formal incentive or bonus plan for our named executive officers that ties annual cash incentives or bonuses with base salary to create a formula-based target annual cash compensation. Cash incentive awards are designed to reward executive performance while reinforcing our short-term strategic operating goals. If warranted in special circumstances, individual one-time discretionary cash incentives may also be awarded to our named executive officers during the course of the year.

Each named executive officer has a target cash incentive opportunity that, in the case of Ms. Sullivan and Dr. Goldenberg, is determined in accordance with their respective employment agreements, or is otherwise set by the Compensation Committee each year based on its comparison of the total compensation opportunity of our named executive officers against the total compensation opportunity of similarly situated executives at the companies identified above. In assessing the total compensation opportunity, the Compensation Committee also takes into account the named executive officer’s relative experience in his or her position and in the industry generally and our overall financial position. For fiscal year 2016, the target cash incentive level set for each of our named executive officers was 50% of base salary for Ms. Sullivan and Dr. Goldenberg and 30% of base salary for Mr. Pfreundschuh, with potential payouts ranging from 0% to 150% of the target amount depending upon the level of achievement of performance goals.

Each year, a strategic plan (as described below) is created by the Company. Based on this plan, each named executive officer prepares individual goals and objectives to be accomplished during the upcoming fiscal year. The Compensation Committee in consultation with the named executive officer reviews and finalizes such goals and objectives. At the end of each fiscal year, the Compensation Committee conducts in consultation with the CEO for each named executive officer and, for named executive officers other than the CEO, a subjective review of that individual’s performance relative to our overall priorities and strategies reviews that individual’s performance relative to our overall priorities and strategies. Cash incentive awards are then granted based upon the Compensation Committee’s informed judgment and information provided by Gallagher in view of the Company’s achievement of its annual corporate goals, operational and financial performance, the individual executive’s responsibilities and efforts and such executive’s contribution to the Company’s overall performance and success, and the complexity or difficulty of the objectives that have been achieved.

Our strategic plan and individual performance targets include successful partnering transactions and other strategic plan metrics, operational and financial metrics, regulatory compliance metrics, and delivery of specific programs, plans, and budgetary objectives identified by the Compensation Committee.

In fiscal year 2016, our strategic plan focused on:

•                  Advancing our pipeline of therapeutic product candidates and technologies;

•                  Strengthening the price-per-share value of our common stock; and

•                  Securing financing to ensure a sufficient cash position, including the out-licensing of our various assets.

The Compensation Committee weighs each of the individual performance goals established for the named executive officers separately when evaluating each named executive officer’s performance and awarding actual cash incentive amounts. Performance goals that are in the executive’s area or areas of functional responsibility are weighted heavier than others. Weighting is determined by the Compensation Committee when approving the annual goals and objectives. The actual amount of cash incentive paid is entirely discretionary; the Compensation Committee does not establish threshold levels that a named executive officer must attain before a cash incentive is awarded.

In fiscal year 2016, Ms. Sullivan’s individual performance goals were established to focus on her areas of responsibility which, in her capacity as our President and CEO, centered around her ability to advance our pipeline of therapeutic product candidates and technologies, implement and manage our short- and long-term strategic plan and maintain stockholder confidence in management and the Company. In addition, Ms. Sullivan’s specific performance goals included:

•                  Continue activities related to Phase 3 regulatory filings and large-scale manufacture to support registration trial with sacituzumab govitecan in patients with metastatic triple-negative breast cancer;

•                  Complete Phase 2 expansion study of sacituzumab govitecan as a treatment of patients with certain solid cancers;

•                  Continue follow-up of patients enrolled into the Phase 2 study of labetuzumab sacituzumab in metastatic colorectal cancer;

•                  Convene an end of Phase 2 meeting with FDA and design a Phase 3 registration trial protocol for labetuzumab govitecan in patients with metastatic colorectal cancer;

•                  Continue enrolling patients into a Department of Defense-funded Phase 1b study of subcutaneously-administered milatuzumab in patients with active systemic lupus erythematosus;

•                  Continue patient enrollment into the Phase 3 PANCRIT-1 registration trial with yttrium-90-labeled clivatuzumab tetraxetan in patients with pancreatic cancer who have received at least 2 prior therapies; and

•                  Continue enrolling patients into a Phase 1 study of IMMU-114, a humanized antibody directed against HLA-DR, an immune response target, as a monotherapy for relapsed non-Hodgkin lymphoma and chronic lymphocytic leukemia.

In fiscal year 2016, Dr. Goldenberg’s individual performance goals were established to focus on his areas of responsibility which, in his capacity as our Chief Scientific Officer and Chief Patent Officer, centered around his ability to design, implement and manage our clinical and pre-clinical research and development activities and maintain the effectiveness of patent and proprietary protections over our pipeline of therapeutic product candidates and technologies.

In fiscal year 2016, Mr. Pfreundschuh’s individual performance goals were established to focus on his areas of responsibility, which in his capacity as our Vice President, Finance and Chief Financial Officer, centered on his ability to develop, implement and manage our financial strategic plan, ensure compliance with federal and state securities reporting requirements, strengthen our cash position and maintain stockholder confidence.

With respect to Ms. Sullivan, the Compensation Committee determined that Ms. Sullivan achieved her performance goals of (i) obtaining a Breakthrough Therapy Designation from the FDA for sacituzumab govitecan for the treatment of patients with triple-negative breast cancer who have failed prior therapies for metastatic disease, which is one of the most important activities related to regulatory filings, in addition to large-scale manufacture to support registration trial with sacituzumab govitecan in patients with metastatic triple-negative breast cancer; (ii) completing the Phase 2 expansion study of sacituzumab govitecan as a treatment of patients with certain solid cancers; (iii) continuing to monitor patients enrolled into the Phase 2 study of labetuzumab govitecan in metastatic colorectal cancer; (iv) having an end of Phase 2 meeting with FDA and designing a Phase 3 registration trial protocol for labetuzumab govitecan in patients with metastatic colorectal cancer; (v) continuing patient enrollment into a Department of Defense-funded Phase 1b study of milatuzumab administered subcutaneously in patients with active systemic lupus erythematous; and (vi) enrolling patients into a Phase 1 study of IMMU-114 in relapsed non-Hodgkin lymphoma and chronic lymphocytic leukemia; and that achievement of such goals advanced our pipeline of therapeutic product candidates and technologies in accordance with our strategic plan. In addition, Ms. Sullivan strengthened the investment community’s understanding of Immunomedics and our strategies by continually presenting and participating in one-on-one meetings with institutional investors at investor conferences organized by investment banks, and by hosting quarterly earnings calls and clinical updates. However, patient enrollment into the Phase 3 PANCRIT-1 registration trial with yttrium-90-labeled clivatuzumab tetraxetan in patients with pancreatic cancer was terminated early based on the recommendation from the independent Data and Safety Monitoring Board, following a planned interim analysis that showed the treatment arm did not demonstrate a sufficient improvement in overall survival as compared to the placebo arm. In addition, Ms. Sullivan did not complete the goals of the Company in strengthening the price-per-share value of our common stock and securing financing to ensure a sufficient cash position by not consummating a licensing arrangement for our various assets, in particular, sacituzumab govitecan.

With respect to Dr. Goldenberg, the Compensation Committee determined that Dr. Goldenberg achieved his performance goals by advancing our pipeline of therapeutic product candidates and discovering and developing new product candidates and technologies, including expanding the number of active U.S. patents to 288. However, the Company did not introduce a new investigational product into clinical testing during fiscal year 2016, and patient enrollment into the Phase 3 PANCRIT-1 registration trial with yttrium-90-labeled clivatuzumab tetraxetan in patients with pancreatic cancer was terminated early based on the recommendation from the independent Data and Safety Monitoring Board, following a planned interim analysis that showed the treatment arm did not demonstrate a sufficient improvement in overall survival as compared to the placebo arm.

With respect to Mr. Pfreundschuh, the Compensation Committee determined that Mr. Pfreundschuh achieved his performance goals of (i) ensuring our compliance with federal and state securities reporting requirements; (ii) strengthening the investment community’s understanding of Immunomedics and our strategies by presenting and participating in one-on-one meetings with institutional investors at investor conferences organized by investment banks, and by hosting quarterly earnings calls and clinical updates; and (iii) advancing our pipeline of therapeutic product candidates and technologies in accordance with our strategic plan by maintaining our expenses within our budget. However, Mr. Pfreundschuh did not complete the goals of the Company in strengthening the price-per-share value of our common stock and securing financing to ensure a sufficient cash position by not consummating a licensing arrangement for our various assets, in particular, sacituzumab govitecan.

In determining the 2016 actual cash incentives to be paid to each of our named executive officers, the Compensation Committee considered the relative significance of the performance goals for each named executive officer and whether such goals were achieved, and also considered whether the Company’s overall strategic plan had been accomplished. As discussed above, the Company’s strategic goal of out-licensing sacituzumab govitecan was not met in fiscal year 2016. Taking into account the importance to the Company of out-licensing sacituzumab govitecan, the Compensation Committee determined that although certain individual performance goals were met, the Company’s overall strategic plan had not been accomplished and, therefore, no cash incentives are to be paid to each of our named executive officers for fiscal 2016 and cash incentives deferred from fiscal 2015 are cancelled.

The table below details fiscal year 2016 annual cash incentive targets and actual payouts for each of the named executive officers.

Name	Title	2016 Target Cash Incentive ($)	2016 Target Cash Incentive (% Salary)	2016 Actual Cash Incentive ($)	2016 Actual Cash Incentive (% Salary)
Cynthia L. Sullivan	President and Chief Executive Officer	$331,490	50%	$—	—
Dr. David M. Goldenberg	Chairman of the Board and Chief Scientific Officer and Chief Patent Officer	$313,063	50%	$—	—
Peter P. Pfreundschuh	Vice President Finance and Chief Financial Officer	$96,300	30%	—	—

The table below details, for each named executive officer, the total target cash compensation established by the Compensation Committee for fiscal year 2016, as measured by the sum of salary and target cash incentive, and the total actual cash compensation paid for fiscal year 2016, as measured by the sum of salary and actual cash incentive.

Name	Title	2016 Total Target Cash Compensation ($)		2016 Total Actual Cash Compensation ($)
Cynthia L. Sullivan	President and Chief Executive Officer	$994,470	(1)	$662,980	(2)
Dr. David M. Goldenberg	Chairman of the Board, Chief Scientific Officer and Chief Patent Officer	$939,189	(3)	$626,126	(4)
Peter P. Pfreundschuh	Vice President Finance and Chief Financial Officer	$417,300	(5)	$316,267	(6)

(1)         Represents sum of (i) annual salary for fiscal year 2016 of $662,980 and (ii) target cash incentive for fiscal year 2016 of $331,490.

(2)         Represents annual salary of $662,980. No actual cash incentive was paid for fiscal year 2016.

(3)         Represents sum of (i) annual salary for fiscal year 2016 of $626,126 and (ii) target cash incentive for fiscal year 2016 of $313,063.

(4)         Represents annual salary of $626,126. No actual cash incentive was paid for fiscal year 2016.

(5)         Represents sum of (i) annual salary for fiscal year 2016 of $321,000 and (ii) target cash incentive for fiscal year 2016 of $96,300.

(6)         Represents annual salary of $316,267. No actual cash incentive was paid for fiscal year 2016.

Long-Term Equity Incentive Awards

As described above, stock-based incentives are a key component of our executive compensation program. Employee ownership is a core value of our operating culture. Management and the Compensation Committee believe that stock ownership encourages our executives to create value for our Company over the long term. We also believe that stock ownership promotes retention and affiliation with us by allowing our executives to share in our long-term success while aligning executive interests with those of our stockholders. We have used stock options, restricted stock units, or their combination as vehicles to deliver equity-based compensation for our named executive officers, due to their broad-based use in the biopharmaceutical industry. We also have evaluated from time to time the benefits of providing alternative equity-based compensation in the form of restricted stock or other vehicles based on full value shares. The Compensation Committee will continue to monitor changes in the long-term compensation practices of the companies in our peer group and, if appropriate, will re-evaluate alternative equity-based compensation vehicles in future years in light of changing or evolving practices. In certain circumstances, the Compensation Committee may determine that non-equity long-term incentives are preferable to equity-based awards.

Each of our named executive officers has an annual long-term equity incentive award opportunity. The actual amount of the annual long-term equity incentive award, if any, for each of our named executive officers is determined on a discretionary basis by the Compensation Committee without the use of any formalized mathematical formulas. The Compensation Committee grants the annual long-term equity incentive awards shortly after the close of each fiscal year after evaluating the performance of the Company and the named executive officers for such prior fiscal year. In determining the amount of the awards, the Compensation Committee evaluates the executive’s performance and contribution to our annual and long-term strategic goals and factors that contribute to overall corporate growth and development and to increasing long-term stockholder value, such as advancement of our pipeline of therapeutic candidates, growth in our intellectual property portfolio, development of our manufacturing and operating capabilities, enhancements to our financial reporting systems and controls, and the successful negotiation of advantageous out-licensing and other collaborative agreements. The Compensation Committee does not assign weightings to the foregoing factors. In addition, the Compensation Committee may, in its discretion, consider both the achievement of the annual Board-approved corporate goals and other significant corporate accomplishments during the year. For our named executive officers other than the CEO, the Compensation Committee also takes into account the recommendations of the CEO in determining the amount of the grant to each named executive officer.

In August 2015, the Compensation Committee granted long-term equity incentive awards to our named executive officers after reviewing corporate and individual performance in fiscal year 2015 in the context of the factors which the Compensation Committee believes contribute to overall corporate growth and considering overall compensation of each of our named executive officers in fiscal year 2015. When making determinations about these long-term equity incentive awards, the Compensation Committee used the same performance evaluation criteria as it used for our annual cash incentive awards for fiscal year 2015. As had been done in the prior fiscal year, the Compensation Committee reviewed the recommendations of and information provided by Gallagher and consistent with those recommendations granted half of the value of the long-term equity incentive awards earned by each named executive officer based on fiscal 2015 performance in the form of stock options and half of the value in the form of RSUs.

Upon evaluation of each named executive officer’s performance in the 2015 fiscal year, the Compensation Committee granted equity incentive awards under the 2014 Plan in August 2015 as follows:

Name	Title	Number of Shares of Common Stock Underlying Stock Options	Number of Shares of Common Stock Underlying RSUs
Cynthia L. Sullivan	President and Chief Executive Officer	408,163	198,864
Dr. David M. Goldenberg	Chairman of the Board, Chief Scientific Officer and Chief Patent Officer	—	—
Peter P. Pfreundschuh	Vice President, Finance and Chief Financial Officer	38,484	15,341

The numbers of equity awards granted were determined by the Compensation Committee using information supplied by Gallagher on equity awards received by executives at the peer group companies.

The stock options granted to our named executive officers have a seven-year term and vest, based on continued employment, 25% on the first anniversary of the date of grant and 6.25% on a quarterly basis thereafter. The stock options were granted at an exercise price equal to the closing price of our common stock on the date of grant. Accordingly, the actual value an executive will realize is tied to future stock appreciation and is therefore aligned with corporate performance and stockholder returns. The RSUs granted to our named executive officers vest with respect to 25% of the underlying shares on the first anniversary of the date of grant and with respect to 6.25% on a quarterly basis thereafter for the following three years, based on continued employment. We issue to the executive shares of our common stock when the RSUs vest. Our standard forms of stock option and RSU agreements provide for accelerated vesting of unvested awards upon a change in control of the Company, for instance if we are acquired by another company, but only if the acquirer does not agree to assume and continue the awards or grant substitute cash retention awards of similar value, measured as of the date of the change in control transaction, to the holders of our stock options and RSUs. Ms. Sullivan’s employment agreement provides for accelerated vesting of her stock options and RSUs if her employment is involuntarily terminated coincident with or within one year after a change in control of the Company. Dr. Goldenberg’s employment agreement provides for accelerated vesting of his outstanding unvested stock options and RSUs upon a change in control. See the sections below entitled “Employment, Severance and Change in Control Agreements” and “Calculation of Potential Payments upon Termination or Change in Control” for more information. With a four-year vesting schedule for stock options and RSUs, and a seven-year term for stock options, we do not deem it necessary to impose holding period requirements on the shares that our named executive officers acquire under their long-term equity incentive awards.

Executive Benefits and Perquisites

The named executive officers also are provided with certain benefits and perquisites. The Compensation Committee believes that such benefits are necessary for us to remain competitive and to attract and retain top caliber executive officers because such benefits are typically provided by companies in the biopharmaceutical industry and by other companies with which we compete for executive talent.

We maintain a 401(k) plan for our employees, including our executive officers, to encourage our employees to save some portion of their cash compensation for their eventual retirement. Pursuant to a discretionary employer match, in fiscal year 2016, we matched all employee contributions at 25% of the employee’s contribution up to a limit of 5% of the employee’s eligible compensation up to the IRS imposed limit. The IRS maximum allowable contribution in calendar year 2016 was $18,000, or $24,000 for employees who are 50 years old or older. We also increase our employees’ base salary, including our named executive officers’ base salary, for the cost of group long-term disability insurance coverage and provide a group life insurance benefit in a coverage amount equal to 100% of the employee’s annual base salary.

Additional Incentive Compensation

In accordance with the terms of Dr. Goldenberg’s employment agreement, Dr. Goldenberg is entitled to receive incentive compensation equal to 1.5% of our Annual Net Revenue (as defined in the agreement) in each year that we record net income. With respect to any fiscal year during Dr. Goldenberg’s employment in which we record an annual net loss, Dr. Goldenberg will receive as an additional incentive compensation payment a sum equal to 0.75% of the total Consideration (as defined in the agreement) we receive from any third party transaction, with certain exceptions. In accordance with the terms of Dr. Goldenberg’s employment agreement, we pay Dr. Goldenberg a minimum of $150,000 during each fiscal year in equal quarterly payments as a credit against any amounts due to Dr. Goldenberg for additional incentive compensation payments.

For the fiscal years ended June 30, 2016, 2015 and 2014, we reported a net loss, therefore Dr. Goldenberg received the minimum additional incentive compensation of $150,000 paid quarterly during these fiscal years. The aggregate compensation value of this benefit is shown in the “All Other Compensation” column in the Summary Compensation Table included in this annual report.

Employment, Severance and Change in Control Agreements

We have employment agreements with Ms. Sullivan and Dr. Goldenberg and a Change in Control and Severance Agreement with Mr. Garone. The change in control and severance agreement that we formerly had with Mr. Pfreundschuh terminated when he resigned on June 16, 2016, effective June 27, 2016. These agreements are summarized in the section below entitled “Employment, Severance and Change in Control Agreements” and the change in control and severance arrangements contained in those agreements are discussed in more detail in the section below entitled “Calculation of Potential Payments upon Termination or Change in Control.” We decided to provide severance benefits to recognize accomplishments of executives supporting the approved strategic plan. The change in control arrangements are to assure continuity of “key personnel” in a transition period following a change in control of the Company. None of the employment or severance agreements that we have with our named executive officers require us to provide tax gross-up payments to them in connection with any excise taxes for which they may become liable as a result of receiving severance benefits or other parachute payments within the meaning of Section 280G of the Internal Revenue Code.

Section 162(m) Compliance

As a result of Section 162(m) of the Internal Revenue Code, publicly-traded companies such as the Company are not allowed a federal income tax deduction for compensation, paid to the CEO and the three highest paid executive officers other than the CEO and chief financial officer, to the extent that such compensation exceeds $1 million per officer in any one year and does not otherwise qualify as performance-based compensation. The 2014 Plan is structured to enable the compensation deemed paid to an executive officer in connection with the exercise of a stock option to qualify as performance-based compensation that is not subject to the $1 million limitation. Other awards made under the 2014 Plan may or may not qualify. For instance, restricted stock units granted in fiscal year 2016 are not considered performance-based compensation, and might not be tax deductible upon vesting. In establishing the cash and equity incentive compensation programs for the named executive officers, it is the Compensation Committee’s view that the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason the Compensation Committee may deem it appropriate to continue to provide one or more named executive officers with the opportunity to earn incentive compensation, including cash incentive programs tied to our financial performance and equity awards, which may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. It is the Compensation Committee’s belief that cash and equity incentive compensation must be maintained at the requisite level to attract and retain the executive officers essential to our financial success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.

COMPENSATION COMMITTEE REPORT

The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, the Exchange Act, except to the extent that Immunomedics, Inc. specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.

The Compensation Committee is responsible for evaluating and approving the compensation for the executive officers. Management has primary responsibility for our Company’s financial statements and reporting process, including the disclosure of executive compensation. The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. The Compensation Committee is satisfied that the Compensation Discussion and Analysis fairly represents the objectives and actions of the Compensation Committee. The Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report for filing with the Securities and Exchange Commission and incorporated by reference into the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.

The Compensation Committee

Brian A. Markison, Chairman

Mary E. Paetzold

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee in fiscal 2016 were Mr. Markison and Ms. Paetzold. No member of the Compensation Committee was at any time during fiscal 2016, or formerly, an officer or employee of Immunomedics, or any subsidiary of Immunomedics. No executive officer of Immunomedics has served as a director or member of the Board of Directors or the Compensation Committee (or other committee serving an equivalent function) of any other entity while an executive officer of that other entity served as a director of or member of our Board of Directors or our Compensation Committee.

Summary Compensation Table

The following table shows the total compensation paid or accrued during the fiscal years ended June 30, 2016, 2015 and 2014 to our Chief Executive Officer, our Chief Scientific Officer and Chief Patent Officer, our Chief Financial Officer, and our former Chief Financial Officer, who served during the fiscal year ended June 30, 2016 (collectively, the “named executive officers”). We did not have any other executive officers for the prior fiscal year.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards(1) ($)	Option Awards(1) ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Cynthia L. Sullivan	2016	$662,980		$—		$350,001	$350,000	$—	$3,313	(2)	$1,366,294
President and Chief Executive Officer	2015	$640,560		$—		$350,001	$350,000	$—	$3,250	(2)	$1,343,811
	2014	$618,899		$—		$1,249,026	$350,035	$235,181	$3,187	(2)	$2,456,328
Dr. David M. Goldenberg	2016	$626,126	(3)	$—		$3,420,000	$—	$—	$153,313	(2)(4)	$4,199,439
Chairman, Chief Scientific Officer and Chief Patent Officer	2015	$604,952	(3)	$—		$350,001	$350,000	$—	$153,250	(2)(4)	$1,458,203
	2014	$584,495	(3)	$—		$1,249,026	$350,035	$286,403	$153,187	(2)(4)	$2,623,146
Michael R. Garone	2016	$4,615	(5)	$—		$—	$42,216	$—	$—		$46,831
VP Finance and Chief Financial Officer	2015	$—		$—		$—	$—	$—	$—		$—
	2014	$—		$—		$—	$—	$—	$—		$—
Peter P. Pfreundschuh(6)	2016	$316,267	(7)	$25,000	(8)	$—	$60,000	$—	$123,192	(2)(9)	$524,459
Former VP Finance and Chief Financial Officer	2015	$300,000		$—		$248,220	$52,499	$—	$3,250	(2)	$603,969
	2014	$235,490		$—		$—	$253,860	$75,000	$1,781	(2)	$566,131

(1)          Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For information regarding assumptions underlying the determination of grant date fair value of option awards in accordance with FASB ASC Topic 718, see Note 9 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

(2)          Includes matching contributions made by us on behalf of each of the named executive officers under our 401(k) plan of $3,313, $3,250 and $3,187 in fiscal years 2016, 2015 and 2014, respectively. The matching contribution for Mr. Pfreundschuh for 2016 was prorated for his term of service to the Company. In accordance with our 401(k) plan, after two years of service to the Company, 20% of the Employer’s matching contribution vests to the employee.

(3)          Includes compensation of $87,000, $84,000 and $79,000 paid to Dr. Goldenberg by IBC Pharmaceuticals, our majority-owned subsidiary, for services rendered in fiscal years 2016, 2015 and 2014, respectively.

(4)          Includes additional incentive compensation payments in the amount of $150,000 paid to Dr. Goldenberg pursuant to his employment agreement for the 2016, 2015 and 2014 fiscal years, respectively. See “Compensation Discussion and Analysis - Additional Incentive Compensation” on page 16 of this annual report for a discussion of these payments.

(5)          Represents $4,615 paid to Mr. Garone in fiscal year 2016 subsequent to his appointment as Vice President Finance and Chief Financial Officer, effective June 27, 2016.

(6)          On June 16, 2016, Mr. Pfreundschuh resigned from the Company, effective June 27, 2016. In connection with Mr. Pfreundschuh’s resignation, the Company and Mr. Pfreundschuh entered into a Consulting Agreement on June 24, 2016 (the “Consulting Agreement”), as described in further detail begining on page 25 of this annual report. Pursuant to the terms of the Consulting Agreement, all outstanding stock options and restricted stock units (RSUs) held by Mr. Pfreundschuh vested through August 12, 2016, the termination date of the Consulting Agreement. The exercise period for Mr. Pfreundschuh’s vested stock options is extended to November 12, 2016.

(7)          Represents salary earned by Mr. Pfreundschuh during his term of service in fiscal year 2016 before his resignation, effective June 27, 2016.

(8)          Represents a cash bonus received by Mr. Pfreundschuh, pursuant to the terms of his Consulting Agreement with the Company.

(9)          Includes (i) severance compensation in the amount of $107,000 payable to Mr. Pfreundschuh upon his resignation from the Company effective June 27, 2016, provided pursuant to the terms of his separation agreement, as described in further detail begining on page 25 of this annual report, (ii) additional compensation for accrued vacation in the amount of $13,582; (iii) the Company matched contribution of $663 under our 401(k) plan for fiscal year 2016; and (iv) consulting payments for fiscal year 2016 in the amount of $1,947, provided pursuant to the terms of his Consulting Agreement.

Grants of Plan-Based Awards in Fiscal Year 2016 Table

The table below details fiscal year 2016 grants of plan-based awards received for each of the named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Units (#)(2)	Options (#)(3)		Awards ($/Sh)	Option Awards (5)
Cynthia L. Sullivan		$—	$331,490	$497,235
	8/20/15					408,163		$1.76	$350,000
	8/20/15				198,864				$350,001
Dr. David M. Goldenberg		$—	$316,063	$469,595
	7/14/15				1,500,000				$3,420,000
Michael R. Garone		$—	$—	$—
	6/27/16					40,000	(4)	$2.00	$42,216
Peter P. Pfreundschuh		$—	$96,300	$144,450
	8/20/15					38,484		$1.76	$33,000
	8/20/15				15,341				$27,000

(1)         Represents target and maximum cash incentive award opportunities for our named executive officers. The cash incentive award is prorated if performance levels are achieved between the target and maximum levels. The methodology and performance criteria applied in determining these potential cash incentive award amounts are discussed under “Compensation Discussion and Analysis—Annual Short-Term Cash Incentives” beginning on page 11 of this annual report. The actual cash incentive award which may be paid to each named executive officer for their 2016 performance is subject to satisfaction of the Company’s strategic goal of out-licensing sacituzumab govitecan, and further determination thereof, and approval by, the Compensation Committee, as discussed under “Compensation Discussion and Analysis—Annual Short-Term Cash Incentives” begining on page 11 of this annual report.

(2)         The amounts shown in this column represent RSUs (with respect to Ms. Sullivan and Mr. Pfreundschuh) and Performance Rights (with respect to Dr. Goldenberg) granted under the 2014 Plan. A description of the terms of these awards is disclosed under “Compensation Discussion and Analysis—Long-Term Equity Incentive Awards” begining on page 14 of this annual report.

(3)         Represents shares of our common stock underlying options granted under the 2014 Plan. A description of the terms of the stock awards is disclosed under “Compensation Discussion and Analysis—Long-Term Equity Incentive Awards” begining on page 14 of this annual report.

(4)         Represents stock options awarded to Mr. Garone on June 27, 2016 under the 2014 Plan in connection with his appointment as the Company’s Vice President Finance and Chief Financial Officer, effective June 27, 2016.

(5)         Represents the grant date fair value under FASB ASC Topic 718 of equity awards granted in fiscal year 2016. For information regarding assumptions underlying the FASB ASC Topic 718 valuation of equity awards, see Note 9 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Outstanding Equity Awards at Fiscal Year-End 2016 Table

The following table provides certain summary information concerning outstanding equity awards held by our named executive officers as of June 30, 2016.

		Option Awards					Stock Awards
Name (a)	Grant Date(1)(2)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Cynthia L. Sullivan	07/23/2010	200,000		$3.28	07/23/2017
	08/27/2012	171,750	11,450	$3.46	08/27/2019
	08/27/2012					6,250	$14,500
	08/16/2013	81,264	36,939	$5.13	08/16/2020
	08/16/2013					21,321	$49,465
	08/14/2014	87,680	112,732	$3.32	08/14/2021
	08/14/2014					59,300	$137,576
	08/20/2015		408,163	$1.76	08/20/2022
	08/20/2015					198,864	$461,364
Dr. David M. Goldenberg	07/23/2010	250,000		$3.28	07/23/2017
	08/27/2012	147,281	9,819	$3.46	08/27/2019
	08/27/2012					5,357	$12,428
	08/16/2013	81,264	36,939	$5.13	08/16/2020
	08/16/2013					21,321	$49,465
	08/14/2014	87,680	112,732	$3.32	08/14/2021
	08/14/2014					59,300	$137,576
	07/14/2015				07/14/2020	500,000	$1,160,000
	07/14/2015				07/14/2022	500,000	$1,160,000
	07/14/2015				07/14/2022	500,000	$1,160,000
Michael R. Garone	06/27/2016		40,000	$2.00	06/27/2023
Peter P. Pfreundschuh(4)	09/03/2013	51,562	23,438	$5.85	11/12/2016
	08/14/2014	38,454	49,441	$3.32	11/12/2016	8,895	$20,636
	03/09/2015	15,625	34,375	$4.01	11/12/2016
	08/20/2015		38,484	$1.76	11/12/2016	15,341	$35,591

(1)         Each stock option granted in fiscal years 2013, 2012, 2011, 2010, 2009, and 2008 were granted under the 2006 Plan, and each stock option granted in fiscal years 2016, 2015 and 2014 were granted under the 2014 Plan. Each stock option granted under each of the 2006 Plan and the 2014 Plan has a term of 7 years measured from the grant date and vests ratably, 25% after the first year from the date of grant and 6.25% for each subsequent three-month period, during the first 4 years of service with us measured from its grant date. Upon a change in control, unvested stock options will become fully vested and exercisable on the date on which the change in control occurs if the acquirer does not agree to assume and continue the awards or grant substitute cash retention awards of similar value, measured as of the date of the change in control transaction, to the holders of the stock options. Ms. Sullivan’s employment agreement provides for accelerated vesting of her stock options if her employment is involuntarily terminated coincident with or within one year after a change in control of the Company. Dr. Goldenberg’s employment agreement provides for accelerated vesting of his outstanding unvested stock options upon a change in control. In addition, all stock options held by Ms. Sullivan and Dr. Goldenberg will remain exercisable for a period which is the shorter of 24 months following the end of the remaining balance of the term of their employment agreement or the original term of the stock option.

(2)         Stock awards granted to named executive officers have a term of four years from the date of grant and vest ratably, 25% after the first year from date of grant and 6.25% for each subsequent three-month period. Upon a change in control, all stock awards held by our named executive officers, if not assumed or continued by the acquiring company or replaced with a cash retention award of like value, will become fully vested on the date on which the change in control occurs. Ms. Sullivan’s employment agreement provides for accelerated vesting of her stock awards if her employment is involuntarily terminated coincident with or within one year after a change in control of the Company. Dr. Goldenberg’s employment agreement provides for accelerated vesting of his outstanding unvested stock awards upon a change in control.

(3)         Based on the $2.32 per share closing price of our common stock on June 30, 2016, as reported by the NASDAQ Global Market.

(4)         Pursuant to the terms of the Consulting Agreement, all outstanding stock options and RSUs held by Mr. Pfreundschuh vested through August 12, 2016, the termination date of the Consulting Agreement. The exercise period for Mr. Pfreundschuh’s vested stock options is extended to November 12, 2016.

Fiscal Year 2016 Option Exercises and Stock Vested Table

The following table provides information regarding the exercise of options and the vesting of restricted stock units for each of the named executive officers during fiscal year 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)

Cynthia L. Sullivan	250,000	644,500	165,781	401,797
Dr. David M. Goldenberg	475,000	1,207,000	165,330	396,573
Michael R. Garone	—	—	—	—
Peter P. Pfreundschuh	—	—	6,918	15,883

(1)         Based upon the difference between the closing price of our common stock on the dates of exercise, as reported by the NASDAQ Global Market, and the exercise price of the options exercised on the respective exercise dates.

(2)         Based on the closing price of our common stock on the applicable vesting dates, as reported by the NASDAQ Global Market.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Cynthia L. Sullivan Employment Agreement

On June 19, 2014, we entered into a Fifth Amended and Restated Employment Agreement with Ms. Sullivan pertaining to Ms. Sullivan’s service to the Company as the Company’s President and Chief Executive Officer (the “Sullivan Agreement”). A summary of the entire Sullivan Agreement is set forth below.

The Sullivan Agreement, which was effective as of July 1, 2014, will continue, unless earlier terminated by the parties, until July 1, 2017 (the “Term”). Ms. Sullivan’s current annual base salary under the Sullivan Agreement is $662,980. Ms. Sullivan’s base salary is reviewed annually by the Board or the Compensation Committee. Ms. Sullivan is also eligible to participate in the Company’s incentive compensation plan in place for its senior level executives. In connection with her participation in the Company’s incentive plan, Ms. Sullivan is eligible to receive an annual discretionary bonus determined by the Compensation Committee based upon certain performance standards to be determined by the Compensation Committee.

The expiration of the Sullivan Agreement in the absence of a successor employment agreement shall be deemed a termination of Ms. Sullivan’s employment without “cause” (as defined in the Sullivan Agreement) for purposes of the Sullivan Agreement; provided, however, that if the Company presents to Ms. Sullivan, on or before March 1, 2017, a written offer to extend the Term on substantially the same terms and conditions as set forth in the Sullivan Agreement or on terms and conditions that, in the aggregate, are more economically favorable to Ms. Sullivan than as set forth in the Sullivan Agreement, as determined in the good faith discretion of the Compensation Committee, and Ms. Sullivan does not accept such offer, then the expiration of the Sullivan Agreement in the absence of a successor employment agreement shall be deemed a voluntary termination of Ms. Sullivan’s employment for purposes of the Sullivan Agreement.

Ms. Sullivan’s annual bonus target remains at 50% of her base salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. Ms. Sullivan is also eligible to receive equity compensation awards under the 2014 Plan, or any such successor equity compensation plan as may be in place from time to time.

In the event Ms. Sullivan’s employment is terminated without “cause” (as defined in the Sullivan Agreement) or Ms. Sullivan terminates employment for “good reason” (as defined in the Sullivan Agreement) before a “change in control” (as defined in the Sullivan Agreement), the Sullivan Agreement provides that Ms. Sullivan will be entitled to receive severance payments in an amount equal to the sum of: (x) 200% of her base salary in effect at the time of her termination, and (y) 200% of the target bonus established for the fiscal year in which her employment terminates. The severance amount will be paid in monthly installments over the 24-month period following her termination. Ms. Sullivan also will be entitled to receive the annual bonus earned based on actual performance, if any, payable for the fiscal year in which the termination occurs (prorated to reflect her actual period of service during such fiscal year). In addition, the Company will pay Ms. Sullivan for the incremental cost of maintaining continued medical coverage for herself and any eligible dependents for a period of 18 months following her termination date above the required monthly employee payment for such coverage calculated as if Ms. Sullivan had continued to be an employee of the Company throughout such period.

In the event Ms. Sullivan’s employment terminates without cause or for good reason within one year following a “change in control” (as defined in the Sullivan Agreement), the Sullivan Agreement provides that Ms. Sullivan will be entitled to receive a lump sum severance payment in an amount equal to the sum of (x) 300% of her base salary in effect at the time of her termination and (y) 300% of the target bonus established for the fiscal year in which the date of termination occurs. Ms. Sullivan also will be entitled to receive the annual bonus earned based on actual performance, if any, payable for the fiscal year in which the termination occurs (prorated to reflect her actual period of service during such fiscal year). In addition, for a period of 18 months following such termination, the Company will pay Ms. Sullivan on a monthly basis the incremental cost of maintaining continued medical coverage for herself and any eligible dependents above the required monthly employee payment for such coverage calculated as if Ms. Sullivan had continued to be an employee of the Company throughout such period.

As a condition to payment of the severance described above, Ms. Sullivan is required to execute a written release of any and all claims against the Company and all related parties with respect to all matters arising out of her employment by the Company, or the termination thereof.

Upon termination without cause or for good reason within one year following a change in control, all stock options, restricted stock and other equity rights held by Ms. Sullivan will become fully vested and exercisable. In addition, all stock options held by Ms. Sullivan will remain exercisable for a period of 24 months following the end of the remaining balance of the term of her employment agreement. In no event, however, will the options be exercisable beyond their original term or beyond the extension period permitted under Section 409A of the Internal Revenue Code.

Upon termination due to death or disability, Ms. Sullivan shall be entitled to the annual bonus earned based on actual performance, if any, payable for the fiscal year in which the termination occurs, prorated for her period of service during that year.

The Sullivan Agreement provides that throughout the Term and for a period of two (2) years thereafter, Ms. Sullivan shall not (i) without the prior written approval of the Board, compete, directly or indirectly, in the United States or Canada, with the Company in the field of therapeutic antibodies for cancer; or (ii) directly or indirectly solicit any Company customer or employee of the Company. The Sullivan Agreement also provides that Ms. Sullivan shall, during the Term and at all times thereafter, keep confidential all trade secrets and confidential information of the Company. In the event Ms. Sullivan breaches any of the restrictive covenants in the Sullivan Agreement, all severance payments otherwise owed to Ms. Sullivan shall cease immediately.

Dr. David M. Goldenberg Employment Agreement

On July 14, 2015, we entered into the Amended and Restated Employment Agreement with Dr. Goldenberg (the “Goldenberg Agreement”), which we amended on November 30, 2015.

The Goldenberg Agreement which is effective July 1, 2015, will continue, unless earlier terminated by the parties, until July 1, 2020.

Under the Goldenberg Agreement, Dr. Goldenberg’s annual salary is $626,126 for the 2016 fiscal year (the “Base Salary”), which is reviewed annually by our Board or the Compensation Committee. Dr. Goldenberg also remains eligible to participate in our incentive compensation plans in place for our senior level executives. In connection with his participation in our incentive plan, Dr. Goldenberg’s annual bonus target is 50% of his Base Salary, subject to achievement of performance goals, with a potential payout from 0 to 150% of the target amount. Dr. Goldenberg will also be eligible to receive equity compensation awards under the 2014 Plan or any such successor equity compensation plan as may be in place from time to time, at the discretion of the Compensation Committee.

In lieu of any annual performance equity or equity-based grants throughout the term of the Goldenberg Agreement, Dr. Goldenberg received a grant of 1,500,000 Performance Units (as such term is defined in the 2014 Plan), which shall vest, if at all, after the three (3) year period commencing on the grant date of July 14, 2015, provided the applicable performance milestones (as provided below) are met and conditioned upon Dr. Goldenberg’s continued employment through the vesting period, subject to the terms and conditions of the Restricted Stock Units Notice and the Restricted Stock Units Agreement and such other terms and conditions as set forth in the grant agreement.

Performance Milestones	Number of RSUs Eligible to Vest

Fair Market Value of one share of Immunomedics, Inc. Common Stock, on the Nasdaq Stock Market or other US established securities exchange or market on which the average closing price is US $7.35 or higher for the prior 30 consecutive trading days

500,000 RSUs

Fair Market Value of one share of Immunomedics, Inc. Common Stock, on the Nasdaq Stock Market or other US established securities exchange or market on which the average closing price is US $11 or higher for the prior 30 consecutive trading days

500,000 RSUs

Fair Market Value of one share of Immunomedics, Inc. Common Stock, on the Nasdaq Stock Market or other US established securities exchange or market on which the average closing price is US $15 or higher for the prior 30 consecutive trading days

500,000 RSUs
Total	1,500,000 RSUs

Under the terms of his employment agreement, Dr. Goldenberg will also be eligible to receive certain additional incentive compensation related to our net income or loss (the “Additional Incentive Compensation Payments”), which remain unchanged from his prior agreement, as follows: With respect to any fiscal year during Dr. Goldenberg’s employment in which we record an annual net loss, Dr. Goldenberg will receive as an Additional Incentive Compensation Payment a sum equal to 0.75% of the total Consideration (as defined in the agreement) we receive from any third party transaction, with certain exceptions. In the event we record positive net income with respect to any fiscal year during either the term of Dr. Goldenberg’s employment or the 3-year period following termination during which Dr. Goldenberg is subject to non-compete covenants, Dr. Goldenberg will receive a sum equal to 1.5% of our Annual Net Revenue (as defined in the agreement) for each such fiscal year. In accordance with the terms of Dr. Goldenberg’s employment agreement, we pay Dr. Goldenberg a minimum of $150,000 during each fiscal year in equal quarterly payments as a credit against any amounts due to Dr. Goldenberg for Additional Incentive Compensation Payments, Lifetime Royalty Payments, described below, and Dispositions of Undeveloped Assets, described below.

In addition to the Additional Incentive Compensation Payments, under the terms of his employment agreement, we will pay Dr. Goldenberg for each fiscal year a sum equal to a percentage of the annual Product Royalties (as defined in the agreement) we receive pertaining to the products for which Dr. Goldenberg is an inventor and all products using, related to or derived from products for which Dr. Goldenberg is an inventor. These payments will continue for each Patented Product (as defined in the agreement) for the remaining Life of the Patent (as defined in the agreement) covering each Patented Product (“Patent Lifetime Royalty Payments”). The percentage of Product Royalties that we will pay to Dr. Goldenberg on each Patented Product will be determined based on the percentage of Product Royalties that we must pay to external third parties.

Patent Lifetime Royalty Payments shall be due and owing from us to Dr. Goldenberg (or his estate or designated beneficiaries) throughout the Life of the Patent both during his employment with us and after his employment terminates, except that Patent Lifetime Royalty Payments shall not be payable in the event an arbitrator or court finds that Dr. Goldenberg committed a material breach of his covenants contained in the Goldenberg Agreement. During the term of the Goldenberg Agreement, any quarterly payment of Patent Lifetime Royalty Payments will be paid to Dr. Goldenberg only to the extent that such Patent Lifetime Royalty Payments exceed the quarterly Minimum Payment (as defined in the Goldenberg Agreement) paid to him as described below.

In the event we complete a Disposition (as defined in the Goldenberg Agreement) during the term of the Goldenberg Agreement, or within three years thereafter, of any one or more of our Undeveloped Assets (as defined in the Goldenberg Agreement) for which Dr. Goldenberg was an inventor, we will pay Dr. Goldenberg a sum equal to at least twenty percent, or more (as determined by the Board), of the Consideration we receive from each Disposition; provided, however that no such payment shall be due in the event an arbitrator or court finds that Dr. Goldenberg committed a material breach of his covenants contained in the Goldenberg Agreement. Our obligation to compensate Dr. Goldenberg upon Dispositions of Undeveloped Assets applies to all Dispositions completed within the term of the Goldenberg Agreement or within three years thereafter, even if we actually receive the Consideration at some time after the three year period elapses.

We agree to make a minimum payment of $150,000 (the “Minimum Payment”) to Dr. Goldenberg during each of our fiscal years during the term of the Goldenberg Agreement, payable in equal quarterly payments, as an advance against the amounts due to Dr. Goldenberg as Additional Incentive Compensation, Patent Lifetime Royalty Payments and Dispositions of Undeveloped Assets.

The Goldenberg Agreement provides that in the event we terminate Dr. Goldenberg’s employment at any time without “Good Cause” (as defined in the Goldenberg Agreement) or Dr. Goldenberg resigns for “Good Reason” (as defined in the Goldenberg Agreement), Dr. Goldenberg will be entitled to receive a lump-sum severance payment in an amount equal to three times his Total Annual Compensation for the contract year in which the termination occurs. For this purpose, “Total Annual Compensation” is the sum of Dr. Goldenberg’s annual base salary in effect at that time, the target bonus established for the fiscal year in which the date of termination occurs, the Minimum Payments due for that contract year, and the Additional Incentive Compensation. In addition, we will pay Dr. Goldenberg on a monthly basis the incremental cost of maintaining continued medical coverage for himself and any eligible dependents for a period of 24 months following his termination date above the required monthly employee payment for such coverage calculated as if Dr. Goldenberg had continued to be an employee of ours throughout such period. Dr. Goldenberg will also be entitled to any benefits accrued in accordance with the terms of any applicable benefit plan and program of the Company. In the event we request that Dr. Goldenberg provide services to us after his employment has terminated, we will pay for the reasonable cost of an office and administrative assistant support for Dr. Goldenberg.

The Goldenberg Agreement also provides that in the event we terminate Dr. Goldenberg’s employment at any time without “Good Cause” or Dr. Goldenberg resigns for “Good Reason” within the two years following a Change in Control (as defined in the Goldenberg Agreement), we will pay Dr. Goldenberg for the incremental cost of maintaining continued medical coverage for himself and any eligible dependents for a period of 36 months following his termination date above the required monthly employee payment for such coverage calculated as if Dr. Goldenberg had continued to be an employee of ours throughout such period. Dr. Goldenberg will also be entitled to receive any benefits accrued in accordance with the terms of any applicable benefit plan and program of the Company.

We may require Dr. Goldenberg to execute a written release of any and all claims against the Company and all related parties with respect to all matters arising out of Dr. Goldenberg’s employment by us, or the termination thereof as a condition to receiving the severance payments described above.

The Goldenberg Agreement provides that upon the occurrence of a Change in Control, all stock options, restricted stock and other equity rights held by Dr. Goldenberg will become fully vested and/or exercisable, as the case may be, on the date on which the Change in Control occurs, and all stock options held by Dr. Goldenberg shall remain exercisable, notwithstanding anything in any other agreement governing such options, for a period of 24 months following the end of the remaining balance of the term of the Goldenberg Agreement; provided, however, that in no event will the options be exercisable (a) beyond their original term; or (b) beyond the extension period permitted under Section 409A of the Internal Revenue Code.

The Goldenberg Agreement provides that throughout the term of the Goldenberg Agreement and for a period of three years thereafter, Dr. Goldenberg shall not (i) without the prior written approval of the Board, compete, directly or indirectly, in the United States or Canada, with us; or (ii) directly or indirectly solicit any Company customer or employee of the Company. The Goldenberg Agreement also provides that Dr. Goldenberg shall, during the term of the Goldenberg Agreement and at all times thereafter, keep confidential all trade secrets and confidential information of the Company. The Goldenberg Agreement also provides that Dr. Goldenberg may continue to work and be compensated by the Company’s majority-owned subsidiary, IBC Pharmaceuticals, Inc.

Michael R. Garone Change in Control and Severance Agreement

On August 17, 2016, we entered into a Change in Control and Severance Agreement with Michael R. Garone, Vice President, Finance and Chief Financial Officer. This agreement provides for severance benefits in the event that Mr. Garone’s employment with the Company is terminated pursuant to either (i) an involuntary termination within twelve (12) months following a “Change in Control” (as defined in the agreement), or (ii) a termination by the Company, other than for “Cause” (as defined in the agreement), during the “Pre-Closing Period” (as defined in the agreement). In the event of such termination, severance benefits for Mr. Garone will include: (i) a lump sum payment equal to two (2) times the sum of Mr. Garone’s annual base salary and target bonus; (ii) a lump sum payment equal to Mr. Garone’s target bonus, pro-rated for the number of full and/or partial months of the year completed prior to termination; (iii) accelerated vesting of all outstanding time-based equity awards; and (iv) continuation of health care coverage for a specified period.

Peter P. Pfreundschuh Consulting Agreement and Separation Agreement

On June 16, 2016, Mr. Pfreundschuh resigned from the Company, effective June 27, 2016. On June 20, 2016, in connection with Mr. Pfreundschuh’s resignation, we entered into a Separation Agreement with Mr. Pfreundschuh that provided for the payment of $107,000 in severance (which is the equivalent of 16 weeks of base salary continuation), as well as additional compensation for accrued vacation of $13,582 and the Company matched contribution of $663 under our 401(k) plan for fiscal year 2016. The Company and Mr. Pfreundschuh also entered into a Consulting Agreement effective June 24, 2016. Pursuant to the Consulting Agreement, Mr. Pfreundschuh also received $1,947 in consulting fees in fiscal year 2016 and $6,991 in consulting fees in fiscal year 2017, as well as a cash bonus in the amount of $25,000. All outstanding stock options and restricted stock units (RSUs) held by Mr. Pfreundschuh vested through August 12, 2016, the termination date of the Consulting Agreement, pursuant to the terms of the Consulting Agreement. The exercise period for Mr. Pfreundschuh’s vested stock options is extended to November 12, 2016.

Calculation of Potential Payments upon Termination or Change in Control

The following table shows potential payments to our named executive officers under their employment agreements in the form in which those agreements existed as of June 30, 2016, or change in control and severance agreement, as the case may be, for various scenarios involving a change in control or termination of employment as described above for each named executive officer. The data in the table reflects June 30, 2016 as a hypothetical termination date or change in control date and, where applicable, reflects amounts calculated using the $2.32 closing price of our common stock on June 30, 2016 (as reported on the NASDAQ Global Market). All defined terms not defined in this section have the meanings set forth in each officer’s respective employment agreement or change in control and severance agreement.

Name	Trigger	Salary and Bonus ($)	Health and Welfare Benefits ($)	Stock Award Vesting Acceleration ($) (1)	Office and Secretarial Support ($)	Total ($)
Cynthia L. Sullivan	Termination without Cause or Resignation for Good Reason (before Change in Control)	$2,320,430	$29,878	—	—	$2,350,308
	Termination without Cause or Resignation for Good Reason (following a Change in Control)	$3,314,900	$29,878	$679,314	—	$4,024,092
	Voluntary Termination	—	—	—	—	—
	Disability	$331,490	—	—	—	$331,490
	Death	$331,490	—	—	—	$331,490
Dr. David M. Goldenberg (2)	Termination without Cause or Resignation for Good Reason (before Change in Control)	$3,580,630	$39,837	—	$228,693	$3,849,159
	Termination without Cause or Resignation for Good Reason (following a Change in Control)	$3,580,630	$59,755	$3,641,862	$343,039	$7,625,286
	Expiration or Non-renewal of Employment Agreement by Company	$463,063	—	—	—	$463,063
	Voluntary Termination	—	—	—	—	—
	Disability	$463,063	—	—	—	$463,063
	Death	$463,063	—	—	—	$463,063
Michael R. Garone	Termination without Cause or Resignation for Good Reason (before Change in Control during the Pre-Closing Period)	$870,000	—	—	—	$870,000
	Termination without Cause or Resignation for Good Reason (following a Change in Control)	$870,000	$28,464	$12,800	—	$911,264

	Expiration or Non-renewal of Employment Agreement by Company	—	—	—	—	—
	Voluntary Termination	—	—	—	—	—
	Disability	—	—	—	—	—
	Death	—	—	—	—	—
Peter P. Pfreundschuh	Termination without Cause or Resignation for Good Reason (before Change in Control during the Pre-Closing Period)	—	—	—	—	—
	Termination without Cause or Resignation for Good Reason (following a Change in Control)	—	—	—	—	—
	Expiration or Non-renewal of Employment Agreement by Company	—	—	—	—	—
	Voluntary Termination	$132,000	—	—	—	$132,000
	Disability	—	—	—	—	—
	Death	—	—	—	—	—

(1)         The amounts reflected in this column assume that all outstanding stock options and other stock-based awards become fully vested and exercisable, as applicable, upon the occurrence of a change in control. In addition, following a change in control, all stock options held by Dr. Goldenberg will remain exercisable for a period of 24 months following the end of the remaining balance of the term of his employment agreement but not beyond the original term of the stock options. Likewise, if Ms. Sullivan’s employment is terminated involuntarily coincident with or within one year following a change in control, all of her outstanding stock options will remain exercisable for a period of 24 months following the end of the remaining balance of the term of her employment agreement but not beyond the original term of the stock options.

(2)         The amounts reflected in the Salary and Bonus column include minimum Product Royalties as defined in the Goldenberg Agreement.

The amounts shown in the table above and the assumptions upon which those amounts are based provide reasonable estimates of the amounts that would have been due to the named executive officers in the event that any of the circumstances described above had occurred on June 30, 2016. The actual amounts due to the named executive officers upon a triggering event will depend upon the actual circumstances and the then-applicable provisions of the employment agreements, change in control and severance agreement, stock option and restricted stock unit agreements and our stock incentive plans.

Fiscal Year 2016 Pension Benefits Table

The table disclosing pension benefits is omitted because we do not have any such pension benefit plans.

2016 Non-Qualified Deferred Compensation Table

The table disclosing contributions to and aggregate earnings under or distributions from nonqualified deferred compensation is omitted because we do not have any such nonqualified deferred compensation plans.

DIRECTOR COMPENSATION

We compensate our non-employee directors for their service as directors. We do not pay directors who are also Immunomedics employees any additional compensation for their service as directors.

Fiscal 2016 Director Compensation Table

The following table shows the compensation paid to our non-employee directors for their Board service during fiscal 2016:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Total ($)
Arthur S. Kirsch	31,500	45,000	45,000	121,500
Brian A. Markison	73,500	45,000	45,000	163,500
Mary E. Paetzold	57,500	45,000	45,000	147,500
Don C. Stark	45,500	45,000	45,000	135,500
Richard L. Sherman(3)	25,250	—	—	25,250

(1)         Consists of amounts described below under “Cash Compensation.”

(2)         Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For information regarding assumptions underlying the determination of grant date fair value of option awards in accordance with FASB ASC Topic 718, see Note 8 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

(3)         Mr. Sherman did not stand for re-election at the 2015 Annual Meeting of Stockholders.

Cash Compensation

Each non-employee director of Immunomedics receives:

Fees*	Fiscal 2016*	For each:
Basic retainer:	$35,000	Fiscal year
Additional retainers:
Lead Independent Director	$25,000	Fiscal year
Chairman of the Audit Committee	$14,500	Fiscal year
Member of the Audit Committee	$7,500	Fiscal year
Chairman of the Compensation Committee	$8,500	Fiscal year
Member of the Compensation Committee	$5,000	Fiscal year
Chairman of the Governance & Nominating Committee	$5,000	Fiscal year
Member of the Governance & Nominating Committee	$3,000	Fiscal year

*                 We also reimburse non-employee directors for reasonable travel and out-of-pocket expenses in connection with their service as directors. We do not pay fees on a per meeting basis.

Stock Compensation

At the Annual Stockholder Meeting on December 3, 2014, our stockholders approved the Immunomedics, Inc. 2014 Long-Term Incentive Plan (the “2014 Plan”). The 2014 Plan replaced the Immunomedics, Inc. 2006 Stock Incentive Plan (the “2006 Plan”), which terminated on December 3, 2014. Our non-employee directors also participate in the 2014 Plan. Pursuant to the compensation policy adopted by the Compensation Committee, each individual who is first elected or appointed as a non-employee director is automatically granted, on the date of such initial election or appointment, 22,500 nonqualified stock options (only if the annual equity retainer had not already been provided). Initial option grants are fully vested on the date of grant and have an exercise price equal to the fair market value of the common stock on the date of grant, a maximum term of seven years from the date of grant and a post-termination exercise period of 12 months following the date of the non-employee director’s cessation of service on account of (i) the director’s death or (ii) upon a change in control or hostile take-over of the Company; however, in no event will the options be exercisable beyond their original term.

In addition to the foregoing initial grants, pursuant to the compensation policy adopted by the Compensation Committee, each individual who continues to serve as a non-employee director on the date of each annual stockholders meeting shall receive an annual grant of non-qualified stock options and restricted stock units (“RSUs”), each equal in value to $45,000. The

Compensation Committee, as administrator of the 2014 Plan, will determine the actual number of stock options and RSUs at the time of each such annual grant. Annual option grants are fully vested on the date of grant and have an exercise price equal to the fair market value of the common stock on the date of grant, a maximum term of seven years from the date of grant and a post-termination exercise period of 12 months following the date of the non-employee director’s cessation of service on account of the director’s death. Annual RSU grants vest in full upon the earlier of (i) the director’s completion of one year of service as a non-employee director from the date of grant, or (ii) the director’s continuation in service through the day immediately preceding the next annual stockholders meeting following the date of grant. Notwithstanding the foregoing, annual RSU grants will immediately vest upon (i) a non-employee director’s cessation of service as a non-employee director by reason of death or permanent disability, or (ii) upon a change in control or hostile take-over of the Company (as defined in the 2014 Plan).

Option and RSU Grants to Non-Employee Directors During Fiscal Year 2016

During fiscal year 2016, the following non-employee directors were granted options to purchase shares of common stock and RSUs. All option and RSU grants listed below were made under the 2014 Plan.

	Stock Options			RSUs
Director	Number of Shares Underlying Options Granted	Grant Date	Exercise Price Per Share	Number of Shares Underlying Stock Awards (RSUs) Granted	Grant Date
Arthur S. Kirsch (1)	28,821	12/02/2015	$3.11	14,469	12/02/2015
Brian A. Markison (2)	28,821	12/02/2015	$3.11	14,469	12/02/2015
Mary E. Paetzold (3)	28,821	12/02/2015	$3.11	14,469	12/02/2015
Don C. Stark (4)	28,821	12/02/2015	$3.11	14,469	12/02/2015

(1)         As of September 23, 2016, Mr. Kirsch had, in the aggregate, 51,321 outstanding stock options and 14,469 outstanding RSUs.

(2)         As of September 23, 2016, Mr. Markison had, in the aggregate, 138,309 outstanding stock options and 14,469 outstanding RSUs.

(3)         As of September 23, 2016, Ms. Paetzold had, in the aggregate, 123,309 outstanding stock options and 14,469 outstanding RSUs.

(4)         As of September 23, 2016, Mr. Stark had, in the aggregate, 123,309 outstanding stock options and 14,469 outstanding RSUs.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

OWNERSHIP OF OUR COMMON STOCK

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of September 23, 2016 for: (i) the executive officers named in the “Summary Compensation Table” on page 18 of this annual report; (ii) each of our directors; (iii) all of our current directors and executive officers as a group; and (iv) each stockholder known by us to own beneficially more than five percent (5%) of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

The SEC deems shares of common stock that may be acquired by an individual or group within 60 days of September 23, 2016 pursuant to the exercise of options, warrants or other convertible securities to be outstanding for the purpose of computing the percentage ownership of such individual or group, but such securities are not deemed to be outstanding for the purpose of computing the percentage ownership of any other stockholder shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage ownership is based on 95,977,580 shares of common stock outstanding on September 23, 2016.

Name of beneficial owner**	Number of shares	Percentage of common stock
Dr. David M. Goldenberg(1)	7,249,858	7.4%
Cynthia L. Sullivan(2)	7,312,068	7.5%
Arthur S. Kirsch(3)	51,321	*
Brian A. Markison(4)	213,755	*
Mary E. Paetzold(5)	190,783	*
Don C. Stark(6)	179,157	*
Michael R. Garone	—	*
All Directors and Executive Officers as a group (7 persons)(7)	8,099,713	8.4%
venBio Select Advisor LLC(8)	8,556,957	8.9%
1700 Owens Street, Suite 595 San Francisco, CA 94158
BlackRock, Inc.(9)	6,183,724	6.4%
55 East 52nd Street New York, NY 10022

*                 Represents beneficial ownership of less than 1% of our outstanding shares of common stock.

**          Except as noted, the address of each of person listed in the above table is c/o Immunomedics, Inc., 300 The American Road, Morris Plains, New Jersey 07950. All information in the table is based upon reports filed with the SEC or upon the 2016 Questionnaire for Directors, Officers and Five Percent Stockholders submitted to us in connection with the preparation of this annual report.

(1)         Consists of (i) 2,331,417 shares held by Dr. Goldenberg; (ii) 521,540 shares held by Ms. Sullivan, Dr. Goldenberg’s wife; (iii) 190,000 shares held jointly by Dr. Goldenberg and Ms. Sullivan; (iv) 421,334 shares held by Dr. Goldenberg as beneficial owner of three grantor retained annuity trusts; (v) 2,002,171 shares held by the David M. Goldenberg Millennium Trust; (vi) 34,725 shares held by our majority-owned subsidiary, IBC Pharmaceuticals, Inc., of which Dr. Goldenberg is a director; (vii) 11,200 shares as to which Ms. Sullivan has voting or dispositive power as custodian of her children or as trustee for a trust for their benefit; (viii) 615,870 shares subject to stock options granted to Dr. Goldenberg which are exercisable currently or within 60 days of September 23, 2016; (ix) 719,520 shares subject to stock options granted to Ms. Sullivan which are exercisable currently or within 60 days of September 23, 2016; (x) 152,629 shares as to which Dr. Goldenberg has sole voting power pursuant to an agreement with Hildegard Gruenbaum Katz (his former wife); and (xi) 249,452 shares held by David M. Goldenberg Dynasty Trust. Dr. Goldenberg disclaims beneficial ownership with respect to an aggregate of 3,691,237 shares as listed in items (ii), (v), (vi), (vii), (ix), (x) and (xi) of the previous sentence.

(2)         Consists of (i) 521,540 shares held by Ms. Sullivan; (ii) 2,331,417 shares held by Dr. Goldenberg, Ms. Sullivan’s husband; (iii) 190,000 shares held jointly by Dr. Goldenberg and Ms. Sullivan; (iv) 421,334 shares held as a trustee of three grantor retained annuity trusts for the benefit of Dr. Goldenberg; (v) 2,002,171 shares held by the David M. Goldenberg Millennium Trust; (vi) 34,725 shares held by IBC Pharmaceuticals, Inc., of which Ms. Sullivan is President; (vii) 11,200 shares to which Ms. Sullivan has voting or dispositive power as custodian of her children or as trustee for a trust for their benefit; (viii) 615,870 shares subject to stock options granted to Dr. Goldenberg which are exercisable currently or within 60 days of September 23, 2015; (ix) 719,520 shares subject to stock options granted to Ms. Sullivan which are exercisable currently or within 60 days of September 23, 2016; (x) 214,839 shares held as trustee of Escalon Foundation; and (xi) 249,452 shares held by David M. Goldenberg Dynasty Trust. Ms. Sullivan disclaims beneficial ownership with respect to an aggregate of 3,878,837 shares as listed in items (ii), (iv), (vi), (vii), (viii), (x) and (xi) of the previous sentence.

(3)         Consists of 51,321 shares that are subject to stock options exercisable by Mr. Kirsch currently or within 60 days of September 23, 2016.

(4)         Consists of 75,446 shares held directly by Mr. Markison, 138,309 shares subject to stock options exercisable currently or within 60 days of September 23, 2016.

(5)         Consists of 64,174 shares held directly by Ms. Paetzold, 3,300 shares held in her individual retirement account, 123,309 shares subject to stock options exercisable currently or within 60 days of September 23, 2016.

(6)         Consists of 55,848 shares held directly by Mr. Stark, 123,309 shares subject to stock options exercisable currently or within 60 days of September 23, 2016.

(7)         See footnotes 1-6 above regarding shares subject to stock options exercisable currently or within 60 days of September 23, 2016.

(8)         This information is based solely on a Form 13F report by venBio Select Advisor LLC for the quarter ended June 30, 2016. venBio Select Advisor LLC is an institutional investment manager subject to Section 13(f) of the Securities Exchange Act of 1934 and the rules promulgated thereunder.

(9)         This information is based solely on a Form 13F report by BlackRock Institutional Trust Company, N.A. and BlackRock Fund Advisors for the quarter ended June 30, 2016. BlackRock Institutional Trust Company, N.A. and BlackRock Fund Advisors are the beneficial owners of 2,682,248 shares and 3,501,476 shares, respectively, of the Common Stock outstanding of Immunomedics, Inc. BlackRock Institutional Trust Company, N.A. and BlackRock Fund Advisors are institutional investment managers subject to Section 13(f) of the Securities Exchange Act of 1934 and the rules promulgated thereunder. BlackRock Institutional Trust Company, N.A. and BlackRock Fund Advisors are subsidiaries of BlackRock, Inc. The securities positions reported by BlackRock Institutional Trust Company, N.A., and BlackRock Fund Advisors are also being reported on behalf of BlackRock, Inc. However, BlackRock, Inc. does not exercise, and therefore disclaims investment discretion, with respect to any Section 13(f) securities positions over which BlackRock Institutional Trust Company, N.A. and BlackRock Fund Advisors exercise discretion. Prior to a name change which was effective 12/01/2009, BlackRock Institutional Trust Company, N.A. and BlackRock Fund Advisors reported for 13F purposes as Barclays Global Investors N.A. and Barclays Global Fund Advisors, respectively.

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

(1)        Refers to the Immunomedics, Inc. 2014 Long-Term Incentive Plan.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Review and Approval of Related Person Transactions

Our Code of Business Conduct has certain policies and procedures for the review, approval or ratification of transactions involving us and any executive officer, director, director nominee, 5% stockholder and certain of their immediate family members (each of whom we refer to as a “related person”). The policy and procedures cover any transaction involving a related person (a “related person transaction”) in which the related person has a material interest and which does not fall under an explicitly stated exception set forth in the applicable disclosure rules of the SEC.

Any proposed related person transaction must be reported to the Company’s President and Chief Executive Officer or the Vice President of Finance and Chief Financial Officer (the “Compliance Officers”). The policy calls for the transaction to be reviewed by the Compliance Officer and, if deemed appropriate, approved by the Board of Directors of the Company (or an authorized committee of the Board of Directors). The transaction should be approved in advance whenever practicable. If not practicable, the Compliance Officers and, if deemed appropriate, the Board of Directors, will review, and may, if deemed appropriate, ratify the related person transaction.

A related person transaction will be considered approved or ratified if it is authorized by the Compliance Officers and the Board of Directors of the Company (or an authorized committee of the Board of Directors) after full disclosure of the related person’s interest in the transaction. In considering related person transactions, the Compliance Officers and the Board of Directors (or an authorized committee of the Board of Directors) will consider any information considered material to investors and the following factors:

•                  the related person’s interest in the transaction;

•                  the approximate dollar value of the transaction;

•                  whether the transaction was undertaken in the ordinary course of our business;

•                  whether the terms of the transaction are no less favorable to us than terms that we could have reached with an unrelated third party; and

•                  the purpose and potential benefit to us of the transaction.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain of our affiliates, including members of our senior management and Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with us and our affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our

Chairman, Chief Scientific Officer and Chief Patent Officer, Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, and certain companies with which we do business.

Dr. David M. Goldenberg

Dr. David M. Goldenberg was the founder of our Company 34 years ago and continues to play a critical role in our business. He currently serves as Chairman of our Board of Directors, Chief Scientific Officer and Chief Patent Officer, and he is married to our President and Chief Executive Officer, Ms. Cynthia L. Sullivan. Dr. Goldenberg is a party to a number of agreements with our Company involving not only his services, but also intellectual property owned by him. In addition, Dr. Goldenberg performs services for one of our subsidiaries, IBC Pharmaceuticals, Inc., as well as other businesses with which we are affiliated to varying degrees.

Relationships with The Center for Molecular Medicine and Immunology

Our product development has involved, to varying degrees, CMMI, for the performance of certain basic research and patient evaluations, the results of which were made available to us pursuant to a collaborative research and license agreement. Dr. Goldenberg was the founder, President and a member of the Board of Trustees of CMMI.

In fiscal years ended June 30, 2016, 2015 and 2014 we incurred $27,000, $33,000 and $26,000, respectively, of legal expenses on behalf of CMMI for patent-related matters. We have first rights to license these patents and may decide whether or not to support them. Any inventions made independently of us at CMMI are the property of CMMI. CMMI has ceased operations.

IBC Pharmaceuticals

IBC Pharmaceuticals, Inc. (“IBC”) is a majority-owned subsidiary of Immunomedics.

As of June 30, 2016, the shares of IBC were held as follows:

Stockholder	Holdings	Percentage of Total
Immunomedics, Inc.	5,615,124 shares of Series A Preferred Stock	73.46%
Third Party Investors	628,282 shares of Series B Preferred Stock	8.22%
David M. Goldenberg Millennium Trust	1,399,926 shares of Series C Preferred Stock	18.32%

		100.00%

In the event of a liquidation, dissolution or winding up of IBC, the Series A, B and C Preferred Stockholders of IBC would be entitled to $0.6902, $5.17 and $0.325 per share (subject to adjustment), respectively. The Series A and B stockholders would be paid ratably until fully satisfied. The Series C stockholders would be paid only after the Series A and B stockholders have been fully repaid. These liquidation payments would be made only to the extent the assets of IBC are sufficient to make such payments.

IBC is engaged in the research and development of novel cancer radioimmunotherapeutics using patented pretargeting technologies with proprietary, bispecific antibodies. Certain of our employees, including Dr. Goldenberg and Ms. Sullivan, are also employed by IBC. In his capacity as our Chief Scientific Officer and Chief Patent Officer and Chairman of IBC, Dr. Goldenberg directs the research and development activities for both Immunomedics and IBC. As a result, the development of new intellectual property is allocated to either Immunomedics or IBC and, in some cases is the joint property of Immunomedics and IBC.

In fiscal year 2016, $87,340 of the compensation received by Dr. Goldenberg was compensation for his services to IBC. At June 30, 2016, Dr. Goldenberg was a director of IBC, while Ms. Sullivan, Mr. Garone and Mr. Chau Cheng, our Secretary, served as the acting President, Treasurer and Secretary, respectively, of IBC.

Independence of Non-Employee Directors

Good corporate governance requires that a majority of the Board of Directors consist of members who are “independent.” There are different measures of director independence—independence under listing standards of the NASDAQ Global Market, under Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and under Section 162(m) of the Internal Revenue Code of 1986, as amended. Our Board of Directors has recently reviewed information about each of our non-employee directors and determined that each of Mr. Arthur S. Kirsch, Mr. Brian A. Markison, Ms. Mary E. Paetzold and

Mr. Don C. Stark are deemed “independent” under applicable law and the listing standards of the NASDAQ Global Market, and accordingly, we have a majority of independent directors on our Board.

Brian A. Markison, a member of the Board of Directors since 2004, was appointed to serve as the Lead Independent Director, for which he is entitled to receive additional compensation as described further on page 28 of this annual report in the section titled “Director Compensation.”

Item 14.  Principal Accounting Fees and Services.

Fees of Our Independent Registered Public Accounting Firm

The following table sets forth the fees billed by KPMG LLP for professional services rendered for the audit of our fiscal 2016 financial statements and the fees billed in fiscal 2016 for the other services listed below.

	2016	2015*
Audit Fees(1)	$387,250	$479,800
Audit-related Fees (2)	30,000	30,000
Tax Fees	—	—
All Other Fees (3)	1,650	1,650

Total	$418,900	$451,650

* 2015 fees do not include $127,000 that was paid to Ernst & Young LLP as predecessor auditors.

(1)         Audit fees represent fees billed for professional services rendered for the audit of our consolidated annual financial statements, audit of internal controls over financial reporting, review of interim consolidated financial statements, comfort letters, consents and accounting and reporting consultations.

(2)         Audit-related fees represent audit of schedule of grant expenditures related to the proceeds received from the U.S. Department of Health and Human Services and the U.S. Department of Defense.

(3)         All other fees represent subscription fees for an online accounting research tool.

Disagreements with Accountants on Accounting and Financial Disclosure

None.

Appointment of Independent Registered Public Accounting Firm and Pre-Approval of Audit and Non-Audit Services

The Audit Committee charter requires approval of all audit services to be performed by our independent registered public accounting firm.

Prior to engaging KPMG LLP to render the above services, and pursuant to its charter, the Audit Committee approved the engagement for each of the services and determined that the provision of such services by the independent registered public accounting firm was compatible with the maintenance of KPMG LLP’s independence in the conduct of its auditing services.

The Audit Committee will use the following procedures for the pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm.

Before engagement of the independent registered public accounting firm for the next year’s audit, the independent registered public accounting firm will submit a detailed description of services expected to be rendered during that year within each of four categories of services to the Audit Committee for approval.

1. Audit Services include audit work performed on the financial statements, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and discussions surrounding the proper application of financial accounting and/or reporting standards.

2. Audit-Related Services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits and special procedures required to meet certain regulatory requirements.

3. Tax Services include all services, except those services specifically related to the audit of the financial statements, performed by the independent registered public accounting firm’s tax personnel, including tax analysis; assisting with coordination of execution of tax related activities, primarily in the area of corporate development; supporting other tax related regulatory requirements; and tax compliance and reporting.

4. Other Services are those associated with services not captured in the other categories.

Prior to engagement, the Audit Committee pre-approves independent registered public accounting firm services within each category. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee has delegated the Audit Committee Chairperson pre-approval authority of up to $25,000.

PART IV

Item 15. Exhibits, Financial Statement Schedules

	(a)	Documents filed as part of this Report:

Documents filed or furnished as part of this Amendment No. 1 to Form 10-K/A:

1.		Financial Statements: None required.

2.		Financial Statement Schedules:

None required.

3.		List of Exhibits:

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

Date: October 4, 2016	By:	/s/ CYNTHIA L. SULLIVAN
Cynthia L. Sullivan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/DAVID M. GOLDENBERG	Chairman of the Board,	October 4, 2016
David M. Goldenberg	Chief Scientific Officer and
Chief Patent Officer

/s/CYNTHIA L. SULLIVAN	President, Chief Executive	October 4, 2016
Cynthia L. Sullivan	Officer and Director
(Principal Executive Officer)

/s/MARY PAETZOLD	Director	October 4, 2016
Mary Paetzold

/s/BRIAN A. MARKISON	Director	October 4, 2016
Brian A. Markison

/s/DON C. STARK	Director	October 4, 2016
Don C. Stark

/s/ARTHUR S. KIRSCH	Director	October 4, 2016
Arthur S. Kirsch

/s/MICHAEL R. GARONE	Vice President Finance and	October 4, 2016
Michael R. Garone	Chief Financial Officer (Principal
Financial and Accounting Officer)

EXHIBIT LIST

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

* Filed herewith.