Form 10-Q
period 2016-09-30
IMMUNOMEDICS INC
filed 2016-11-02
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares of the registrant’s common stock outstanding as of November 1, 2016 was 105,942,855.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2016	2016

ASSETS
Current Assets:
Cash and cash equivalents	$8,464,607	$13,203,625
Marketable securities	24,570,193	37,424,221
Accounts receivable, net of allowance for doubtful accounts of $64,767 at September 30, 2016 and $74,546 at June 30, 2016	584,410	513,992
Inventory	329,391	350,524
Other receivables	—	236,768
Prepaid expenses	1,794,282	1,038,155
Other current assets	358,368	183,820
Total current assets	36,101,251	52,951,105
Property and equipment, net of accumulated depreciation of $28,870,579 and $28,637,606 at September 30, 2016 and June 30, 2016, respectively	4,477,597	3,969,163
Other long-term assets	30,000	30,000
Total Assets	$40,608,848	$56,950,268

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$14,118,979	$15,188,189
Deferred revenues	206,275	235,372
Total current liabilities	14,325,254	15,423,561
Convertible senior notes – net of unamortized debt issuance costs of $2,463,148 at September 30, 2016 and $2,645,602 at June 30, 2016	97,536,854	97,354,398
Other liabilities	1,724,155	1,699,276
Commitments and Contingencies (Note 11)	—	—
Stockholders’ Deficit:
Preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2016 and June 30, 2016	—	—
Common stock, $.01 par value; authorized 155,000,000 shares; issued 95,977,580 shares and outstanding 95,942,855 shares at September 30, 2016; issued 95,867,298 shares and outstanding 95,832,573 shares at June 30, 2016	959,775	958,672
Capital contributed in excess of par	312,093,494	311,320,651
Treasury stock, at cost: 34,725 shares at September 30, 2016 and at June 30, 2016	(458,370)	(458,370)
Accumulated deficit	(384,702,802)	(368,504,954)
Accumulated other comprehensive loss	(127,727)	(132,226)
Total Immunomedics, Inc. stockholders’ deficit	(72,235,630)	(56,816,227)
Noncontrolling interest in subsidiary	(741,785)	(710,740)
Total stockholders’ deficit	(72,977,415)	(57,526,967)
Total Liabilities and Stockholders' Deficit	$40,608,848	$56,950,268

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended
	September 30,
	2016	2015
Revenues:
Product sales	$597,514	$581,248
License fee and other revenues	15,107	10,825
Research and development	129,185	138,805
Total revenues	741,806	730,878

Costs and Expenses:
Costs of goods sold	255,105	58,264
Research and development	14,525,864	12,913,130
Sales and marketing	215,856	143,521
General and administrative	691,584	1,724,294
Total costs and expenses	15,688,409	14,839,209
Operating loss	(14,946,603)	(14,108,331)
Interest expense	(1,369,955)	(1,369,955)
Interest and other income, net	85,206	91,958
Foreign currency transaction gain (loss), net	2,459	(10,461)
Loss before income tax	(16,228,893)	(15,396,789)
Income tax expense	—	(19,250)
Net loss	(16,228,893)	(15,416,039)
Less: Net loss attributable to noncontrolling interest	(31,045)	(22,217)
Net loss attributable to Immunomedics, Inc. stockholders	$(16,197,848)	$(15,393,822)
Loss per common share attributable to Immunomedics, Inc. stockholders (basic and diluted):	$(0.17)	$(0.16)
Weighted average shares used to calculate loss per common share (basic and diluted)	95,883,729	94,595,826
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	37,108	17,468
Unrealized (loss) gain on securities available for sale	(32,609)	33,697
Other comprehensive income	4,499	51,165
Comprehensive loss	(16,224,394)	(15,364,874)
Less comprehensive loss attributable to noncontrolling interest	(31,045)	(22,217)
Comprehensive loss attributable to Immunomedics, Inc. stockholders	$(16,193,349)	$(15,342,657)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(16,228,893)	$(15,416,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	225,862	167,865
Amortization of deferred revenue	(15,107)	(10,825)
Amortization of bond premiums	94,380	205,756
Amortization of debt issuance costs	182,454	182,455
Amortization of deferred rent	24,879	24,879
Gain (loss) on sale of marketable securities	15,040	(1,844)
(Decrease) increase in allowance for doubtful accounts	(10,590)	17,447
Non-cash expense related to stock compensation	774,042	896,687
Changes in operating assets and liabilities	(1,870,432)	584,152
Net cash used in operating activities	(16,808,365)	(13,349,467)
Cash flows from investing activities:
Proceeds from sales/maturities of marketable securities	12,712,000	14,292,088
Purchases of marketable securities	—	(2,000,000)
Purchases of property and equipment	(647,572)	(689,941)
Net cash provided by investing activities	12,064,428	11,602,147
Cash flows from financing activities:
Exercise of stock options	105,133	142,179
Tax withholding payments for stock compensation	(105,229)	(83,479)
Net cash (used in) provided by financing activities	(96)	58,700
Effect of changes in exchange rates on cash and cash equivalents	5,015	20,919
Net decrease in cash and cash equivalents	(4,739,018)	(1,667,701)
Cash and cash equivalents beginning of period	13,203,625	13,452,775
Cash and cash equivalents end of period	$8,464,607	$11,785,074
Supplemental disclosure of cash flow information:
Interest paid	$2,375,000	$2,427,778

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Reference is made to the Annual Report on Form 10-K of Immunomedics, Inc., a Delaware corporation (“Immunomedics,” the “Company,” “we,” “our” or “us”), for the fiscal year ended June 30, 2016, which contains our audited consolidated financial statements and the notes thereto.

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

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and the instructions to the Quarterly Report on Form 10‑Q and Regulation S‑X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. Operating results for the three-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2017, or any other period.

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

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of equity and debt securities, and revenues from licensing agreements, including up-front and milestone payments, funding of development programs, and other forms of funding from collaborations. As of September 30, 2016 the Company had $33.0 million in cash, cash equivalents and marketable securities. On October 12, 2016, the Company received net proceeds of approximately $28.5 million from the sale of common stock and warrants to purchase common stock. During fiscal 2017, the Company plans to continue its Phase 2 clinical trials of sacituzumab govitecan (IMMU-132) in patients with metastatic triple negative breast cancer (TNBC), metastatic non-small-cell lung cancer (NSCLC), small-cell lung cancer (SCLC), and metastatic urothelial cancers. The Company also plans to continue, without interruption, the preparation and initiation of the Phase 3 confirmatory clinical trial in TNBC, and the large-scale manufacture of IMMU-132. These activities are necessary to support the planned submission of a BLA to FDA for accelerated approval of IMMU-132 in metastatic triple-negative breast cancer. The Company anticipates that it can also continue its other operations and research and development programs at a reduced spending level. Based on the Company’s cash flow projections, it believes its cash balance as of September 30, 2016, in addition to the approximately $28.5 million in net proceeds the Company received from the sale of stock and warrants in October 2016, is sufficient to continue its planned operations and research and development programs, as described above, for at least the next twelve months.

The Company will require additional funding to complete its clinical trials currently underway or planned, continue research and new development programs, and continue operations. The Company continues to pursue potential strategic licensing or collaboration agreements as a possible source of financing to fund its business plan. These business arrangements may be with new or existing partners and may include the Company’s clinical development programs as well as any of its intellectual property estate. Other potential sources of funding include equity and potential debt financing.

Until the Company can generate significant cash through strategic licensing or collaboration agreements, it expects to continue to fund its operations with its current financial resources. These financial resources may not be adequate to sustain the Company’s operations. Consequently, if the Company cannot obtain sufficient funding through strategic licensing or collaborations, it could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that the Company will be able to raise the additional capital needed to complete its pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. The Company’s existing debt may also negatively impact the Company’s ability to raise additional capital. If the Company is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. Having insufficient funds may require the Company to further delay, scale-back, or eliminate some or all of its programs, or renegotiate less favorable terms than it would otherwise choose. Failure to obtain adequate financing also may adversely affect its ability to operate as a going concern.

2.Summary of Significant Accounting Policies

            These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2016. The Company adheres to the same accounting policies in preparation of its interim financial statements.

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

Inventory

            Inventory, which consists of raw materials, work-in-process and the finished product of LeukoScan®, is stated at the lower of cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead.

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

            The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three-month periods ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
	2016	2015
Expected dividend yield	0%	0%
Expected option term (years)	5.05	5.03
Expected stock price volatility	62%	56%
Risk-free interest rate	1.16% - 1.21%	1.51% - 1.61%

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

Income Taxes

            The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. The Company has recorded a full valuation allowance against its net deferred tax assets as of September 30, 2016.

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

            The Company’s U.S. operations reported a net loss for the three-month periods ended September 30, 2016 and 2015, resulting in a tax benefit that was fully offset by a valuation allowance. Income taxes were provided for profitable foreign jurisdictions during the first three months of fiscal 2016 at the estimated annual tax rate. The foreign jurisdictions during the first three months of fiscal 2017 reported a net loss, resulting in a tax benefit that was fully offset by a valuation allowance.

            The Company has no liability for uncertain tax positions as of September 30, 2016.

Net Loss Per Share Allocable to Common Stockholders

            Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three-month periods ended September 30, 2016 and 2015. The common stock equivalents excluded from the diluted per share calculation are 26,762,930 and 27,839,015 shares at September 30, 2016 and 2015, respectively.

Net Comprehensive Loss

            Net comprehensive loss consists of net loss, unrealized loss on available for sale securities and foreign exchange translation adjustments and is presented in the condensed consolidated statements of comprehensive loss.

Recently Issued Accounting Pronouncements

            In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments”, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. The Company is assessing ASU 2016-15’s impact and will adopt it when effective.

            In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Public companies will be required to adopt this standard in annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period provided that the entire standard is adopted.  The Company does not expect ASU 2016-09 to have a material impact on the consolidated financial statement presentation.

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

3.          Marketable Securities

Marketable securities at September 30, 2016 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$4,186	$3	$—	$4,189
Certificate of Deposits	1,000	2	—	1,002
U.S. Government Sponsored Agencies	8,410	4	—	8,414
Corporate Debt Securities	10,968	1	(4)	10,965
	$24,564	$10	$(4)	$24,570

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2016 (in thousands):

		Net Carrying
	Fair Value	Amount
Due within one year	$24,570	$24,734
Due after one year through five years	—	—
	$24,570	$24,734

Marketable securities at June 30, 2016 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$5,059	$6	$—	$5,065
Certificate of Deposits	3,000	3	—	3,003
U.S. Government Sponsored Agencies	14,311	31	—	14,342
Corporate Debt Securities	15,014	2	(2)	15,014
	$37,384	$42	$(2)	$37,424

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2016 (in thousands):

		Net Carrying
	Fair Value	Amount
Due within one year	$37,424	$37,601
Due after one year through five years	—	—
	$37,424	$37,601

4.Convertible Senior Notes

In February 2015, the Company issued $100.0 million of Convertible Senior Notes  (net proceeds of approximately $96.3 million after deducting the initial purchasers’ fees and offering expenses) in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 144A under the Securities Act. The Convertible Senior Notes will mature on February 15, 2020, unless earlier purchased or converted. The debt issuance costs of approximately $3.7 million, primarily consisting of underwriting, legal and other professional fees, are amortized over the term of the Convertible Senior Notes. The Convertible Senior Notes are senior unsecured obligations of the Company. Interest at 4.75% is payable semiannually on February 15 and August 15 of each year. The effective interest rate on the Convertible Senior Note was 5.48% for the period from the date of issuance through September 30, 2016.

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

Total interest expense for the Convertible Senior Notes for both three-month periods ended September 30, 2016 and 2015 was $1.4 million. Included in interest expense is the amortization of debt issuance costs of $0.2 million for both three-month periods ended September 30, 2016 and 2015.

5.Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, and Convertible Senior Notes. The carrying amount of accounts receivable, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments as of September 30, 2016 and June 30, 2016.

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

Financial instruments recorded on the condensed consolidated balance sheets as of September 30, 2016 and June 30, 2016 are categorized based on the inputs to the valuation techniques as follows (in thousands):

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

Cash equivalents and marketable securities:

	($ in thousands)
September 30, 2016	Level 1	Level 2	Level 3	Total
Money Market Funds	$5,904	$—	$—	$5,904
Marketable Securities:
U.S. Treasury Bonds	4,189	—	—	4,189
Certificate of Deposits	1,002	—	—	1,002
U.S. Government Sponsored Agencies	8,414	—	—	8,414
Corporate Debt Securities	10,965	—	—	10,965
Total	$30,474	$—	$—	$30,474

	($ in thousands)
June 30, 2016	Level 1	Level 2	Level 3	Total
Money Market Funds	$10,012	$—	$—	$10,012
Marketable Securities:
U.S. Treasury Bonds	5,065	—	—	5,065
Certificate of Deposits	3,003	—	—	3,003
U.S. Government Sponsored Agencies	14,342	—	—	14,342
Corporate Debt Securities	15,014	—	—	15,014
Total	$47,436	$—	$—	$47,436

The money market funds noted above are included in cash and cash equivalents.

Convertible Senior Notes

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows (in thousands):

	As of September 30, 2016		As of June 30, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Convertible Senior Notes	$97,537	$86,316	$97,354	$71,359

The fair value of the Convertible Senior Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Senior Notes observed in market trading which are Level 2 inputs.

6.Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive loss were as follows (in thousands):

	Currency	Net Unrealized Gains	Accumulated Other
	Translation	(Losses) on Available-	Comprehensive
	Adjustments	for-Sale Securities	(Loss) Income
Balance, July 1, 2016	$(172)	$40	$(132)
Other comprehensive loss before reclassifications	—	(48)	(48)
Amounts reclassified from accumulated other comprehensive income (a)	37	15	52
Net current-period other comprehensive income	37	(33)	4
Balance, September 30, 2016	$(135)	$7	$(128)
Balance, July 1, 2015	$(173)	$12	$(161)
Other comprehensive income before reclassifications	17	36	53
Amounts reclassified from accumulated other comprehensive loss (a)	—	(2)	(2)
Net current-period other comprehensive loss	17	34	51
Balance, September 30, 2015	$(156)	$46	$(110)

(a)

For the three-month periods ended September 30, 2016 and 2015, a $15 thousand loss and a $2 thousand gain were reclassified from accumulated other comprehensive loss to interest and other income, respectively.

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

Under the Plan option awards are generally granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. Those option awards generally vest based on four years of continuous service and have seven year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant, are vested immediately and have seven year contractual terms. At September 30, 2016, there were 15,723,248 shares of common stock reserved for possible future issuance under the Plan, both currently outstanding (6,179,570 shares) and those available to be issued for future grants (9,543,678 shares).

The weighted average fair value at the date of grant for options granted during the three-month periods ended September 30, 2016 and 2015 were $1.75 and $0.87 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding and the expected stock price volatility is based on the Company’s daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the three-month period ended September 30, 2016 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
				(in 000’s)
Outstanding, July 1, 2016	4,015,895	$3.42
Granted	201,532	$3.30
Exercised	(54,621)	$1.92
Cancelled or forfeited	(62,563)	$3.69
Outstanding, September 30, 2016	4,100,243	$3.43	3.93	$920
Exercisable, September 30, 2016	2,854,677	$3.61	3.12	$241

A summary of the Company’s non-vested restricted and performance stock units at September 30, 2016, and changes during the three-month period ended September 30, 2016 are presented below:

		Weighted-Average
		per Share of
Outstanding Non-Vested		Market Value on
Restricted and Performance Stock Units	Number of Awards	Grant Date
Non-vested at July 1, 2016	2,066,041	$2.57
Restricted Units Granted(a)	106,061	$3.30
Vested/Exercised	(92,775)	$2.86
Non-vested at September 30, 2016	2,079,327	$2.59

(a)	For the three-month period ended September 30, 2016, 106,061 restricted stock units were awarded to the Company’s President and Chief Executive Officer.

The Company has 3,324,893 non-vested options, restricted stock units and performance stock units outstanding as of September 30, 2016. As of September 30, 2016, there was $5.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.26 years. The Company recorded $0.4 million total stock-based compensation expense for employees, executive officers and non-employee Board members for the three-month periods ended September 30, 2016 and 2015.

On August 20, 2015, the Company awarded an additional 214,205 restricted stock units to certain executive officers of the Company at the closing price on that date ($1.76 per share). These restricted stock units will vest over a four year period. As of September 30, 2016, there was $1.1 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these executive officers, excluding performance stock units. The cost is being recognized over a weighted-average period of 2.63 years. The Company recorded $0.1 million and $0.2 million for stock-based compensation expense for restricted stock units for the three-month periods ended September 30, 2016 and 2015, respectively.

As part of the Amended and Restated Employment Agreement with Dr. Goldenberg which became effective July 1, 2015, (see Note 11), Dr. Goldenberg received a grant of 1,500,000 Restricted Stock Units, which shall vest, if at all, after the three (3) year period commencing on the grant date of July 14, 2015, provided the applicable milestones based on achievement of certain market conditions (stock prices) are met and conditioned upon Dr. Goldenberg's continued employment through the vesting period, subject to the terms and conditions of the Restricted Stock Units Notice and the Restricted Stock Units Agreement and such other terms and conditions as set forth in the grant agreement. The Company recorded $0.3 million and $0.2 million for the stock-based compensation for the three-month periods ended September 30, 2016 and 2015, respectively. There is $2.0 million of total unrecognized compensation cost related to these non-vested Restricted Stock Units granted as of September 30, 2016. That cost is being recognized over a remaining weighted-average period of 1.79 years.

During fiscal year 2014 the Company awarded certain executive officers Performance Units (as such term is defined in the Plan) of up to 389,864 units of restricted stock units which are subject to attainment of certain performance milestones as well as certain continued service requirements. All or a portion of the Performance Units vest based upon the level of achievement of the milestones set forth in each agreement, which is expected to be achieved within five years of the grant date. The Performance Units that vest based upon attainment of the performance milestone will be exercisable based on a percentage basis on the attainment of anniversary dates. During the three-month period ended September 30, 2016, the Company awarded 9,746 of these restricted stock units to the executive officers as a result of achieving certain continued service requirements. In fiscal years 2016 and 2015, 136,453 units and 116,959 units were awarded from achieving the four performance milestones, respectively. As of September 30, 2016, all four of the performance milestones have been achieved and there are 126,706 Performance Units available that are based on certain continued service requirements that began on each performance milestone vesting date. The Company recorded $47 thousand and $0.1 million for the stock-based compensation for the three-month periods ended September 30, 2016 and 2015, respectively. There is $0.1 million of total unrecognized compensation cost related to these non-vested Performance Units granted as of September 30, 2016. That cost is being recognized over a weighted-average period of 1.3 years. The unrecognized compensation cost is subject to modification on a quarterly basis based on review of performance probability and requisite achievement periods.

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the three-month ended September 30, 2016 and 2015, respectively ($ in thousands):

	As of and for the three months ended
	September 30, 2016
	United
	States	Europe	Total
Total assets	$39,341	$1,268	$40,609
Property and equipment, net	4,405	73	4,478
Revenues	144	598	742
Loss before taxes	(16,100)	(129)	(16,229)

	As of and for the three months ended
	September 30, 2015
	United
	States	Europe	Total
Total assets	$89,852	$1,939	$91,791
Property and equipment, net	2,756	8	2,764
Revenues	150	581	731
(Loss) income before taxes	(15,427)	30	(15,397)

9.Related Party Transactions

Certain of the Company’s affiliates, including members of its senior management and Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Company’s Chairman, Chief Scientific Officer and Chief Patent Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, who is the wife of Dr. David M. Goldenberg, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology (“CMMI”), which has ceased operations, and IBC Pharmaceuticals, Inc.

The Company incurred $3 thousand and $9 thousand of legal expenses on behalf of CMMI for patent related matters for each of the three-month periods ended September 30, 2016 and 2015, respectively. The Company has first rights to license those patents, and may decide whether or not to support them.

For the three-month periods ended September 30, 2016 and 2015, Dr. Goldenberg received approximately $10 thousand and $22 thousand, respectively, in compensation for his services to IBC.

10.Collaboration Agreement

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

For the year ended June 30, 2015, the Company recognized $1.0 million in license and other revenue for the completion of the clinical development milestone as described in the Collaboration Agreement, which required the shipment of sufficient quantities of clinical grade material to Bayer to complete their Phase 1 clinical trial. In addition, in January 2016 and 2015, the Company recorded revenue of $0.3 million representing an anniversary payment under the agreement. The contract provides for the Company to receive one more similar payment of $0.3 million, representing “anniversary payment” over the 2017 fiscal year.

11.Commitments and Contingencies

Employment Contracts

Effective July 1, 2015, the Company entered into the Amended and Restated Employment Agreement with Dr. Goldenberg pertaining to Dr. Goldenberg’s service to the Company as the Company’s Chairman of the Board, Chief Scientific Officer and Chief Patent Officer.

The Amended and Restated Goldenberg Agreement will continue, unless earlier terminated by the parties, until July 1, 2020. Dr. Goldenberg’s current annual base salary under the Amended and Restated Goldenberg Agreement is $0.6 million, which shall be reviewed annually for appropriate increases by the Board or the Compensation Committee. Dr. Goldenberg is also eligible to participate in the Company’s incentive compensation plan in place for its senior level executives. Dr. Goldenberg’s annual bonus target is 50% of his base salary, subject to achievement of performance goals established by the Compensation Committee, with a potential payout from 0 to 150% of the target amount. For the 2016 fiscal year, the strategic goal to out-license sacituzumab govitecan was not met. Taking into account the importance to the Company of out-licensing sacituzumab govitecan, the Compensation Committee determined that although certain individual performance goals were met, the Company’s overall strategic plan had not been accomplished and, therefore, that any cash incentive payment that Dr. Goldenberg was eligible for, based on his performance during 2016, would not be granted. Dr. Goldenberg will also be eligible to receive equity compensation awards under the Plan, or any such successor equity compensation plan as may be in place from time to time, at the discretion of the Compensation Committee.

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

Cynthia L. Sullivan

Effective July 1, 2014, the Company entered into the Fifth Amended and Restated Employment Agreement with Cynthia L. Sullivan pertaining to Ms. Sullivan’s service to the Company as the Company’s President and Chief Executive Officer (the “Amended Sullivan Agreement”), which terminates on June 30, 2017. Ms. Sullivan’s current annual base salary under the Amended Sullivan Agreement is $0.7 million, which is reviewed annually for appropriate increases by the Board or the Compensation Committee. Ms. Sullivan’s annual bonus target is 50% of her base salary, subject to achievement of performance goals, with a potential payout from 0% to 150% of the target amount. For the 2016 fiscal year, the strategic goal to out-license sacituzumab govitecan was not met. Taking into account the importance to the Company of out-licensing sacituzumab govitecan, the Compensation Committee determined that although certain individual performance goals were met, the Company’s overall strategic plan had not been accomplished and, that any cash incentive payment that Ms. Sullivan was eligible for, based on her performance during 2016, would not be granted. Ms. Sullivan is also eligible to receive equity compensation awards under the Plan, or any such successor equity compensation plan as may be in place from time to time.

Legal Matters

The following is a summary of legal matters that are outstanding:

Patent litigation:

Immunomedics filed a first amended complaint on October 22, 2015 and a second amended complaint on January 14, 2016 in the United States District Court for the District of New Jersey, against Roger Williams Medical Center (“RWMC”), Richard P. Junghans, M.D., Ph.D. and Steven C. Katz, M.D. The second amended complaint alleges that RWMC and Dr. Junghans breached a Material Transfer Agreement (“MTA”) through which it provided to them a monoclonal antibody known as MN-14 and related materials. Defendants are alleged to have breached the MTA and to have been negligent by, among other things, using the materials beyond the agreed-upon Research Project, sharing confidential information, failing to provide Immunomedics with a right of first refusal, failing to notify Immunomedics of intended publications prior to publishing, and refusing to return the materials upon request. Immunomedics also asserts defendants: claims of conversion, tortious interference, unjust enrichment, and infringement of three patents owned by Immunomedics. On January 28, 2016, defendants filed an Answer to the Second Amended Complaint. Immunomedics and defendants are currently engaged in fact discovery and the exchange of patent disclosures.

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

12.Subsequent Event

On October 12, 2016, the Company completed an underwritten public offering of 10 million shares of its common stock and accompanying warrants to purchase 10 million shares of common stock at a purchase price of $3.00 per share and accompanying warrant. The Company received gross and net proceeds of $30.0 million and approximately $28.5 million, respectively after deducting the underwriting discounts and commissions and estimated expenses related to the offering payable by the Company. The warrants will be exercisable six months following the date of issuance, will expire on the second anniversary of the date of issuance and have an exercise price of $3.75. The shares of common stock were sold pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission.

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

Our portfolio of investigational products includes antibody-drug conjugates (“ADCs”) that are designed to deliver a specific payload of a chemotherapeutic directly to the tumor while reducing overall toxicities that are usually found with conventional administration of these chemotherapeutic agents. Our most advanced ADCs are sacituzumab govitecan (“IMMU-132”) and labetuzumab govitecan (“IMMU-130”), which are in Phase 2 trials for a number of solid tumors and metastatic colorectal cancer (“mCRC”), respectively. Sacituzumab govitecan has received Breakthrough Therapy Designation from the U.S. Food and Drug Administration (“FDA”) for the treatment of patients with triple-negative breast cancer (“TNBC”) who have failed at least two prior therapies for metastatic disease.

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

The development and commercialization of successful therapeutic products is subject to numerous risks and uncertainties including, without limitation, the following:

•

we may be unable to obtain additional capital through strategic collaborations, licensing, issuance of convertible debt securities or equity financing in order to continue our research and secure regulatory approval of and market our drug;

•	the type of therapeutic compound under investigation and nature of the disease in connection with which the compound is being studied;
•	our ability, as well as the ability of our partners, to conduct and complete clinical trials on a timely basis;
•	the time required for us to comply with all applicable federal, state and foreign legal requirements, including, without limitation, our receipt of the necessary approvals of the FDA, if at all;
•	the financial resources available to us during any particular period; and
•	many other factors associated with the commercial development of therapeutic products outside of our control.

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of September 30, 2016, we employed 10 professionals in our research and development departments and 23 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Currently, clinical development for sacituzumab govitecan focuses on a number of select types of solid cancers including TNBC, SCLC, NSCLC, urothelial and certain other cancers. In a Phase 2 study in patients with metastatic TNBC, sacituzumab govitecan provided a median survival benefit and an encouraging median duration of response. We are working with the FDA for a potential accelerated approval for sacituzumab govitecan as a treatment for patients with TNBC who have failed at least two prior therapies for metastatic disease. The application for accelerated approval will be based on safety and efficacy results in 100 assessable patients from the single-arm, Phase 2 trial. In addition, a confirmatory Phase 3 clinical study is expected to be underway at the time of submission of an application for accelerated approval.

We plan to launch the confirmatory Phase 3 clinical trial at the end of this calendar year or early next year. Depending upon whether the Company enters into a potential partnership for sacituzumab govitecan prior to that time, we may need to contribute financially toward the development of this program. The Company would require additional funding in order to complete this Phase 3 clinical trial. Details of this trial can be obtained from clinicaltrials.gov website using the identifier NCT02574455.

Interim Phase 2 results in patients with metastatic urothelial cancer (“mUC”) were updated at the April 2016 American Association for Cancer (“AACR”) Annual Meeting. These interim results compare favorably with historical efficacy results reported in the medical literature with multiple chemotherapy regimens in the second- or third-line setting of mUC. Updated Phase 2 results with sacituzumab govitecan in patients with SCLC and NSCLC were presented at the 2016 Annual Meeting of the American Society of Clinical Oncology. Significant tumor shrinkage and disease stabilization were observed in adenocarcinoma and squamous cell carcinomas, the two major subtypes of NSCLC, and in certain patients who had failed previous anti-PD-1/PD-L1 therapy. For SCLC, despite the aggressive nature of the disease, encouraging objective response rate in assessable patients was reported after receiving treatment with sacituzumab govitecan. All patients had previous treatment with platinum-based therapy and etoposide, and 11 had received topotecan.

Certain patents relating to the protein sequence of the hRS7 antibody used in sacituzumab govitecan have a 2017 expiration in the U.S. and 2023 overseas. Other patents relating to use of hRS7 for cancer therapy, including the SN-38 conjugated form of hRS7 used in sacituzumab govitecan, extend to 2033.

Labetuzumab Govitecan (IMMU-130)

Our second investigational solid-tumor ADC involves our anti-CEACAM5 antibody labetuzumab, conjugated to SN-38. The agent is currently being studied in patients with mCRC who had received at least one prior irinotecan-containing regimen and had an elevated blood titer of carcinoembryonic antigen. Several dosing schedules were evaluated in three Phase 1 studies. Labetuzumab govitecan showed therapeutic activity in all three trials, but a more frequent dosing schedule, with administrations of the ADC once or twice-weekly for two weeks followed by a week off, appeared to be more active in patients with mCRC than when administered every other week.

In the expanded Phase 2 study patients were being treated in 3-week cycles, receiving labetuzumab govitecan at 8 or 10 mg/kg once-weekly or twice a week at 4 or 6 mg/kg for the first two weeks followed by one week of rest. Updated results were presented at the April 2016 AACR Annual Meeting.

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

Epratuzumab

As a result of UCB’s termination of the Licensing Agreement for epratuzumab, all rights to the anti-CD22 antibody revert to us and the parties have begun the process of transitioning all materials back to us. The 5-year warrant to purchase one million shares of our common stock (granted as part of the Agreement with UCB as amended December 27, 2011), par value $0.01 per share, at an exercise price of $8.00 per share expires December 27, 2016.

We have a research collaboration with Bayer to study epratuzumab as a thorium-227 labeled antibody. We also have other collaborations ongoing in oncology with independent study groups. The IntreALL Inter-European study group is conducting a large, randomized, Phase 3 trial combining epratuzumab with chemotherapy in children with relapsed acute lymphoblastic leukemia (“ALL”) at clinical sites in Australia, Europe, and Israel. This Phase 3 study, which is partially funded by the European Commission, assesses the efficacy and safety of this combination therapy using event-free survival as the surrogate for survival, the primary endpoint. For adult patients with ALL, there is one ongoing clinical trial.

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

IMMU-114

IMMU-114 is a novel humanized antibody directed against an immune response target, HLA-DR, under development for the treatment of patients with B-cell and other cancers. HLA-DR is a receptor located on the cell surface whose role is to present foreign objects to the immune system for the purpose of eliciting an immune response. Increased presence of HLA-DR in hematologic cancers has made it a prime target for antibody therapy. The anti-HLA-DR antibody is being evaluated as a subcutaneously administered monotherapy for patients with non-Hodgkin lymphoma (“NHL”) or chronic lymphocytic leukemia (“CLL”) in a Phase 1 study. Results from this study were presented at the December 2015 Annual Meeting of the American Society of Hematology and updated at the 2016 Pan Pacific Lymphoma Symposium. IMMU-114 showed early evidence of efficacy in both NHL and CLL and was well tolerated by patients, with only local skin reactions at the injection sites, which were all mild to moderate and transient.

Milatuzumab

Milatuzumab is the first anti-CD74 antibody that has entered into human testing and we have completed initial Phase 1studies in patients with relapsed multiple myeloma, NHL or CLL. It has received orphan drug designation from FDA for the treatment of patients with multiple myeloma or CLL.

The anti-CD74 antibody is also being studied subcutaneously in a Phase 1b study in patients with active systemic lupus erythematosus supported by a three-year research grant from the Department of Defense with a potential funding of $2 million.  First results from the open-label study were presented at a poster session during the 2016 annual European League Against Rheumatism Congress. Based on early encouraging results, the study has been expanded into a double-blind, placebo-controlled 30-patient trial to confirm the activity of milatuzumab in this population and have received approval from the Department of Defense for an increased budget to support the expansion.

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

Three-Month Period Ended September 30, 2016 Compared to 2015

Revenues

Revenues for the three-month periods ended September 30, 2016 and 2015 were $ $0.7 million. Product sales were $0.6 million for each of the three-month periods ended September 30, 2016 and 2015. Research and development revenues for the three-month periods ended September 30, 2016 and 2015 were $0.1 million.

Costs and Expenses

Total costs and expenses for the three-month period ended September 30, 2016 were $15.7 million, compared to $14.8 million for the same period in 2015, an increase of $0.9 million, or approximately 6%. Research and development expenses for the three-month period ended September 30, 2016 were $14.5 million, compared to $12.9 million for the same period in 2015, an increase of $1.6 million, or approximately 12%. This increase in research and development expense was due primarily to a $4.9 million increase in product development expenses related to manufacturing and Phase 2 clinical trials of the antibody drug-conjugates, including sacituzumab govitecan (IMMU-132), offset partially by a $3.0 million decrease related to the Phase 3 PANCRIT-1 clinical trial, which was terminated during the third quarter of fiscal 2016.

Cost of goods sold for the three-month period ended September 30, 2016 was $0.3 million compared to $0.1 million for the same period in 2015. During the first quarter of fiscal year 2017, cost of goods sold included a $0.2 million write down relating to LeukoScan® work-in-process inventories that were deemed to be unsaleable due to a manufacturing process deviation that resulted in product that did not meet our quality control standards. Gross profit margin was 57% and 90%, for the three-month periods ended September 30, 2016 and 2015, respectively. Sales and marketing expenses were $0.2 million and $0.1 million, for the three-month periods ended September 30, 2016 and 2015, respectively. General and administrative expenses were $0.7 million and $1.7 million for the three month periods ended September 30, 2016 and 2015, respectively, a decrease of $1.0 million, or approximately 59%. This decrease in general and administrative expenses resulted from adjustments for deferred unearned executive bonuses.

Interest Expense

Interest expense for both three-month periods ended September 30, 2016 and 2015 was $1.4 million, in connection with the $100.0 million of 4.75% Convertible Senior Notes due in February 2020 and included amortization of debt issuance costs of $0.2 million for each of the three-month periods ended September 30, 2016 and 2015.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net loss attributable to Immunomedics, Inc. common stockholders for the three-month period ended September 30, 2016 was $16.2 million, or $0.17 per share of common stock, compared to a net loss of $15.4 million, or $0.16 per share, for the same period in 2015. The $0.8 million increase in net loss in the current quarter was due primarily to increased research and development costs related to a $4.9 million increase in manufacturing and Phase 2 clinical trials of the antibody drug-conjugates, offset partially by a $3.0 million decrease related to the Phase 3 PANCRIT-1 clinical trial and a $1.0 million reduction in general and administrative expenses.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operating activities. Net cash used in operating activities for the three-month period ended September 30, 2016 was $16.7 million compared to $13.3 million for the three-month period ended September 30, 2015, an increase of $3.4 million, or 26%. The increase was due primarily to the $2.5 million net change in operating assets and liabilities from the prior year relating primarily to the payment of prepaid expenses and accounts payable during the three-month period ended September 30, 2016, and the $0.8 million increase in our net loss for the current period.

Cash flows from investing activities. Net cash provided by investing activities for the three-months ended September 30, 2016 was $12.1 million compared to $11.6 million for the three-months ended September 30, 2015, an increase of $0.5 million, or 4%, resulting from a $2.0 million decrease in the purchases of marketable securities, offset partially by a reduction in proceeds from sales or maturities.

Cash flows from financing activities. Net cash used in financing activities for the three-month period ended September 30, 2016 was approximately zero, compared to $0.1 million net cash provided by the exercise of stock options for the three-months ended September 30, 2015.

Working Capital and Cash Requirements

We had $21.8 million working capital as of September 30, 2016, a decrease of $15.7 million, compared to $37.5 million as of June 30, 2016. We had $33.0 million cash, cash equivalents and marketable securities as of September 30, 2016, a decrease of $17.6 million, compared to $50.6 million as of June 30, 2016. The decrease in cash was due primarily to the use of $16.7 million cash for operations and $0.6 million for capital expenditures. On October 12, 2016, the Company received approximately $28.5 million in net proceeds from the sale of common stock and warrants to purchase common stock. By raising additional capital, we are able to continue clinical and manufacturing activities for IMMU-132 development without interruption, while simultaneously continuing our out-licensing efforts. During fiscal 2017, we plan to continue our Phase 2 clinical trials of sacituzumab govitecan (IMMU-132) in patients with metastatic triple negative breast cancer (TNBC), metastatic non-small-cell lung cancer (NSCLC), small-cell lung cancer (SCLC), and metastatic urothelial cancers. We also plan to continue, without interruption, the preparation and initiation of the Phase 3 confirmatory clinical trial in TNBC, and the large-scale manufacture of IMMU-132. These activities are necessary to support the planned submission of a BLA to FDA for accelerated approval of IMMU-132 in metastatic triple-negative breast cancer. We anticipate that we can also continue our other operations and research and development programs, at a reduced spending level. Based on our cash flow projections, we believe our cash balance as of September 30, 2016, in addition to the approximately $28.5 million in net proceeds we received from the sale of stock and warrants in October 2016, is sufficient to allow us to continue our planned operations and research and development programs, as described above, for at least the next twelve months, with or without a partner for IMMU-132.

Although the Company has sufficient funding to continue IMMU-132 development, with or without a partner, it is still our plan to initiate the Phase 3 trial in TNBC and continue development of IMMU-132 with a partner. To that end, we engaged Greenhill & Co., LLC to serve as a strategic advisor primarily to assist in our ongoing efforts to out-license IMMU-132. If we consummate a partnership before initiating the Phase 3 clinical trial in TNBC, based on our cash flow projections, we estimate that we would spend approximately $42.0 million to $44.0 million during fiscal 2017  There can be no assurance that we will close such transaction within such timeframe.  In the event we do not close such a partnership transaction before initiating the Phase 3 confirmatory trial in TNBC, we would continue development of IMMU-132 while simultaneously seeking to consummate a partnership agreement. If we initiate the Phase 3 trial in TNBC and continue development of IMMU-132 before consummating a partnership transaction, based on our cash flow projections, we estimate that we would spend approximately $54.0 million to $56.0 million for all planned development activities at a reduced spending level during fiscal 2017.

We will require additional funding to complete our clinical trials currently underway or planned, continue the Phase 3 confirmatory study of IMMU-132 in TNBC, complete commercial manufacturing readiness of IMMU-132 for TNBC, continue research and new development programs, and continue operations. We continue to pursue potential strategic licensing or collaboration agreements as a possible source of financing to fund our business plan. These business arrangements may be with new or existing partners and may include our clinical development programs as well as any of our intellectual property estate. Other potential sources of funding include equity and potential debt financing.

Until we can generate significant cash through strategic licensing or collaboration agreements, we expect to continue to fund our operations with our current financial resources. These financial resources may not be adequate to sustain our operations. Consequently, if we cannot obtain sufficient funding through strategic licensing or collaborations, we would be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets.  However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected. Having insufficient funds may require us to further delay, scale-back, or eliminate some or all of our programs, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. Additionally, if we raise funds by issuing equity securities, dilution to existing stockholders would result; and if we raise funds by incurring additional debt financing, the terms of the debt may involve future cash payment obligations and/or conversion to equity as well as restrictions that may limit our ability to operate our business.

Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1A Risk Factors, “Factors That May Affect Our Business and Results of Operations,” and elsewhere in our Annual Report on Form 10-K. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us, and access to capital markets that can provide us with the resources, when necessary, to fund our strategic priorities.

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

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Patent litigation:

Immunomedics filed a first amended complaint on October 22, 2015 and a second amended complaint on January 14, 2016 in the United States District Court for the District of New Jersey, against Roger Williams Medical Center (“RWMC”), Richard P. Junghans, M.D., Ph.D., and Steven C. Katz, M.D. The second amended complaint alleges that RWMC and Dr. Junghans breached a Material Transfer Agreement (“MTA”) through which it provided to them a monoclonal antibody known as MN-14 and related materials. Defendants are alleged to have breached the MTA and to have been negligent by, among other things, using the materials beyond the agreed-upon Research Project, sharing confidential information, failing to provide Immunomedics with a right of first refusal, failing to notify Immunomedics of intended publications prior to publishing, and refusing to return the materials upon request.  Immunomedics also asserts defendants: claims of conversion, tortious interference, unjust enrichment, and infringement of three patents owned by Immunomedics. On January 28, 2016, defendants filed an Answer to the Second Amended Complaint.  Immunomedics and defendants are currently engaged in fact discovery and the exchange of patent disclosures.

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

We have incurred significant operating losses since our formation in 1982. As of September 30, 2016, we had an accumulated deficit of approximately $384.7 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our collaboration agreement with Bayer. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging product for which our patent protection has expired (which may leave us vulnerable to increased competition, for example, from biosimilar manufacturers). In addition, we have made the strategic decision to de-emphasize sales of our diagnostic product and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. Although we may have net income from time to time based on the timing and amount of proceeds received under collaborative or licensing agreements, we expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our clinical development efforts.

Although we plan to initiate the Phase 3 trial in TNBC and continue development of IMMU-132 with a partner, we believe our funds available as of September 30, 2016, in addition to the approximately $28.5 million of net proceeds received from the sale of common stock and warrants in October 2016, are sufficient to continue our Phase 2 clinical programs, and also continue, without interruption, the preparation and initiation of the Phase 3 confirmatory clinical trial in TNBC, and the large-scale manufacture of IMMU-132. These activities are necessary to support the planned submission of a BLA to FDA for accelerated approval of IMMU-132 in metastatic triple-negative breast cancer. We anticipate we can also continue our other operations and research and development programs, at a reduced spending level, with or without a partner for at least the next twelve months. If we were to continue development of IMMU-132 before consummating a partnership transaction, we estimate that we would spend approximately $54.0 million to $56.0 million for all planned activities assuming reduced spending levels in certain other areas throughout the organization during fiscal 2017.

We will require additional funding to complete our clinical trials currently underway or planned, continue the Phase 3 confirmatory study of IMMU-132 in TNBC, complete commercial manufacturing readiness of IMMU-132 for TNBC, continue research and new development programs, and continue operations. We continue to pursue potential strategic licensing or collaboration agreements as a possible source of financing to fund our business plan. These business arrangements may be with new or existing partners and may include our clinical development programs as well as any of our intellectual property estate. Other potential sources of funding include equity and potential debt financing.

We continue to evaluate various programs to raise additional capital and to seek additional revenues from the licensing of our proprietary technologies. At the present time, we are unable to determine whether any of these future activities will be successful and, if so, the terms and timing of any definitive agreements. Our existing debt may also negatively impact our ability to raise additional capital in the future. If we do not receive sufficient funding in a timely manner, we will need to further delay or reduce our clinical development efforts.

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

Any substantial delay in successfully completing clinical trials for our product candidates, sacituzumab govitecan and labetuzumab govitecan, could severely harm our business and results of operations.

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

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•	upfront payments, milestone payments, and payments for limited amounts of our antibodies received from licensing partners;
•	proceeds from the public and private sale of our equity or debt securities; and
•	limited product sales of LeukoScan®, licenses, grants and interest income from our investments

As of September 30, 2016 we had $33.0 million cash, cash equivalents and marketable securities. On October 12, 2016, the Company received approximately $28.5 million in net proceeds from the sale of common stock and warrants to purchase common stock. By raising additional capital, we are able to continue clinical and manufacturing activities for IMMU-132 development without interruption, while simultaneously continuing our out-licensing efforts. During fiscal 2017, we plan to continue our Phase 2 clinical trials of sacituzumab govitecan (IMMU-132) in patients with metastatic triple negative breast cancer (TNBC), metastatic non-small-cell lung cancer (NSCLC), small-cell lung cancer (SCLC), and metastatic urothelial cancers, and also continue, without interruption, the preparation and initiation of the Phase 3 confirmatory clinical trial in TNBC, and the large-scale manufacture of IMMU-132. These activities are necessary to support the planned submission of a BLA to FDA for accelerated approval of IMMU-132 in metastatic triple-negative breast cancer. We also anticipate that we will continue our other operations and research and development programs, at a reduced spending level. Based on our cash flow projections, we believe our cash balance as of September 30, 2016, in addition to the approximately $28.5 million in net proceeds the Company received from the sale of stock and warrants in October 2016, is sufficient to allow us to continue our planned operations and research and development programs, as described above, for at least the next twelve months, with or without a partner for IMMU-132.

Although the Company has sufficient funding to continue IMMU-132 development, with or without a partner, it is still our plan to initiate the Phase 3 trial in TNBC and continue development of IMMU-132 with a partner. To that end, we engaged Greenhill & Co., LLC to serve as a strategic advisor primarily to assist in our ongoing efforts to out-license IMMU-132. If we consummate a partnership before initiating the Phase 3 clinical trial in TNBC, based on our cash flow projections, we estimate that we would spend approximately $42.0 million to $44.0 million during fiscal 2017. In the event we do not close such a partnership transaction before initiating the Phase 3 confirmatory trial in TNBC, we would continue development of IMMU-132 while simultaneously seeking to consummate a partnership agreement. If we initiate the Phase 3 trial in

TNBC and continue development of IMMU-132 before consummating a partnership transaction, based on our cash flow projections, we estimate that we would spend approximately $54.0 million to $56.0 million for all planned development activities at a reduced spending level during fiscal 2017.

We will require additional funding to complete our clinical trials currently underway or planned, continue the Phase 3 confirmatory study of IMMU-132 in TNBC, complete commercial manufacturing readiness of IMMU-132 for TNBC, continue research and new development programs, and continue operations. We continue to pursue potential strategic licensing or collaboration agreements as a possible source of financing to fund our business plan. These business arrangements may be with new or existing partners and may include our clinical development programs as well as any of our intellectual property estate. Other potential sources of funding include equity and potential debt financing.

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

Until we can generate significant cash through strategic licensing or collaboration agreements, we expect to continue to fund our operations with our current financial resources. These financial resources may not be adequate to sustain our operations. Consequently, if we cannot obtain sufficient funding through strategic licensing or collaborations, we could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets.  However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. The Company’s existing debt may also negatively impact the Company’s ability to raise additional capital. If the Company is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. Having insufficient funds may require us to delay, scale-back, or eliminate some or all of our programs, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

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

As of September 30, 2016, our total consolidated indebtedness was $113.6 million, including our obligations under our Convertible Senior Notes. We intend to fulfill our current debt service obligations, including repayment of the principal from our existing cash and investments, as well as the proceeds from potential licensing agreements and any additional financing from equity or debt transactions. However, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Senior Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow to meet these obligations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive, or delaying or curtailing research and development programs. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

As of October 12, 2016 we had 105,977,580 shares of common stock issued, plus (1) $100 million of principal amount of Convertible Senior Notes convertible into up to approximately 19,583,360 shares of common stock at the conversion rate of $5.11 subject to adjustment as described in the indenture, (2) 4,100,243 options to purchase shares of common stock with a weighted‑average exercise price of $3.43 per share, (3) 579,327 restricted stock units, (4) 9,543,678 for potential future grants of options to purchase shares of common stock under the Plan, (5) 1,500,000 of restricted stock units issued to Dr. Goldenberg as part of the Amended and Restated Employment Agreement (6) warrants to purchase 1,000,000 shares of common stock with an exercise price of $8.00 and (7) warrants to purchase 10,000,000 shares of common stock with an exercise price of $3.75. All of the remaining 2,715,812 shares of common stock are freely tradable without restriction.

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

As of September 30, 2016, Dr. David M. Goldenberg, our Chairman of the Board, Chief Scientific Officer and Chief Patent Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 7% of our outstanding common stock and approximately 8% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

IMMUNOMEDICS, INC.

November 2, 2016	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

November 2, 2016	By:	/s/ Michael R. Garone
Michael R. Garone
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
4.1

Warrant Agreement, dated as of October 11, 2016, between the Company and Broadridge Financial Solutions, Inc., as warrant agent (Incorporated by reference to exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Commission on October 12, 2016).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*Filed herewith.