Form 10-Q
period 2016-12-31
IMMUNOMEDICS INC
filed 2017-02-09
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

The number of shares of the registrant’s common stock outstanding as of February 6, 2017 was 106,079,504.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2016	2016
ASSETS
Current Assets:
Cash and cash equivalents	$5,011,316	$13,203,625
Marketable securities	41,602,301	37,424,221
Accounts receivable, net of allowance for doubtful accounts of $28,727 at December 31, 2016 and $74,546 at June 30, 2016	187,954	513,992
Inventory	737,931	350,524
Other receivables	4,952	236,768
Prepaid expenses	1,042,100	1,038,155
Other current assets	230,000	183,820
Total current assets	48,816,554	52,951,105
Property and equipment, net of accumulated depreciation of $29,100,002 and $28,637,606 at December 31, 2016 and June 30, 2016, respectively	4,277,895	3,969,163
Other long-term assets	30,000	30,000
Total Assets	$53,124,449	$56,950,268

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$14,099,368	$15,188,189
Warrant liability	14,543,343	—
Deferred revenues	218,261	235,372
Total current liabilities	28,860,972	15,423,561
Convertible senior notes – net of unamortized debt issuance costs of $2,280,694 at December 31, 2016 and $2,645,602 at June 30, 2016	97,719,309	97,354,398
Other liabilities	1,726,404	1,699,276
Commitments and Contingencies (Note 12)	—	—
Stockholders’ Deficit:
Preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2016 and June 30, 2016	—	—
Common stock, $.01 par value; authorized 155,000,000 shares; issued 106,026,321 shares and outstanding 105,991,596 shares at December 31, 2016; issued 95,867,298 shares and outstanding 95,832,573 shares at June 30, 2016	1,060,262	958,672
Capital contributed in excess of par	334,187,988	311,320,651
Treasury stock, at cost: 34,725 shares at December 31, 2016 and at June 30, 2016	(458,370)	(458,370)
Accumulated deficit	(409,150,186)	(368,504,954)
Accumulated other comprehensive loss	(79,366)	(132,226)
Total Immunomedics, Inc. stockholders’ deficit	(74,439,672)	(56,816,227)
Noncontrolling interest in subsidiary	(742,564)	(710,740)
Total stockholders’ deficit	(75,182,236)	(57,526,967)
Total Liabilities and Stockholders' Deficit	$53,124,449	$56,950,268

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenues:
Product sales	$316,968	$589,947	$914,482	$1,171,195
License fee and other revenues	10,007	25,403	25,114	36,228
Research and development	57,195	55,754	186,380	194,559
Total revenues	384,170	671,104	1,125,976	1,401,982

Costs and Expenses:
Costs of goods sold	46,762	64,519	301,867	122,783
Research and development	12,748,026	14,261,676	27,273,890	27,174,806
Sales and marketing	185,075	386,696	400,931	530,217
General and administrative	2,763,956	1,655,841	3,455,540	3,380,135
Total costs and expenses	15,743,819	16,368,732	31,432,228	31,207,941
Operating loss	(15,359,649)	(15,697,628)	(30,306,252)	(29,805,959)
Changes in fair market value of warrant liability	(7,230,340)	—	(7,230,340)	—
Interest expense	(1,369,956)	(1,369,956)	(2,739,911)	(2,739,911)
Interest and other income, net	69,756	83,762	154,962	175,720
Other financing expenses	(346,568)	—	(346,568)	—
Foreign currency transaction gain (loss), net	(211,406)	6,950	(208,947)	(3,511)
Loss before income tax	(24,448,163)	(16,976,872)	(40,677,056)	(32,373,661)
Income tax benefit	—	3,204,250	—	3,185,000
Net loss	(24,448,163)	(13,772,622)	(40,677,056)	(29,188,661)
Less: Net loss attributable to noncontrolling interest	(779)	(26,572)	(31,824)	(48,789)
Net loss attributable to Immunomedics, Inc. stockholders	$(24,447,384)	$(13,746,050)	$(40,645,232)	$(29,139,872)
Loss per common share attributable to Immunomedics, Inc. stockholders (basic and diluted):	$(0.23)	$(0.15)	$(0.41)	$(0.31)
Weighted average shares used to calculate loss per common share (basic and diluted)	104,657,280	94,664,758	100,270,504	94,630,292
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	73,708	(54,739)	110,816	(37,271)
Unrealized loss on securities available for sale	(25,347)	(112,964)	(57,956)	(79,267)
Other comprehensive income (loss), net of tax:	48,361	(167,703)	52,860	(116,538)
Comprehensive loss	(24,399,802)	(13,940,325)	(40,624,196)	(29,305,199)
Less comprehensive loss attributable to noncontrolling interest	(779)	(26,572)	(31,824)	(48,789)
Comprehensive loss attributable to Immunomedics, Inc. stockholders	$(24,399,023)	$(13,913,753)	$(40,592,372)	$(29,256,410)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(40,677,056)	$(29,188,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liability	7,230,340	—
Depreciation and amortization	459,402	336,127
Amortization of deferred revenue	(25,114)	(2,152)
Amortization of bond premiums	159,469	381,107
Amortization of debt issuance costs	364,911	364,911
Amortization of deferred rent	27,128	49,758
(Loss) gain on sale of marketable securities	15,040	(1,844)
(Decrease) increase in allowance for doubtful accounts	(45,819)	13,298
Non-cash expense related to stock compensation	1,445,806	1,965,816
Other	346,568	—
Changes in operating assets and liabilities	(809,080)	4,258,184
Net cash used in operating activities	(31,508,405)	(21,823,456)
Cash flows from investing activities:
Proceeds from sales/maturities of marketable securities	24,750,000	26,128,088
Purchases of marketable securities	(29,160,546)	(2,749,117)
Purchases of property and equipment	(730,627)	(1,230,726)
Net cash (used in) provided by investing activities	(5,141,173)	22,148,245
Cash flows from financing activities:
Sale of common stock and warrants, net of related expenses	28,578,473	—
Exercise of stock options	105,133	158,079
Tax withholding payments for stock compensation	(194,050)	(185,499)
Net cash provided by (used in) financing activities	28,489,556	(27,420)
Effect of changes in exchange rates on cash and cash equivalents	(32,287)	(33,937)
Net (decrease) increase in cash and cash equivalents	(8,192,309)	263,432
Cash and cash equivalents - beginning of period	13,203,625	13,452,775
Cash and cash equivalents - end of period	$5,011,316	$13,716,207
Supplemental disclosure of cash flow information:
Interest paid	$2,375,000	$2,427,778

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

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and the instructions to the Quarterly Report on Form 10‑Q and Regulation S‑X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. Operating results for the three and six-month periods ended December 31, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2017, or any other period.

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

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of equity and debt securities, and revenues from licensing agreements, including up-front and milestone payments, funding of development programs, and other forms of funding from collaborations. As of December 31, 2016 the Company had $46.6 million in cash, cash equivalents and marketable securities. During fiscal 2017, the Company plans to continue its Phase 2 clinical trials of sacituzumab govitecan (“IMMU-132”) in patients with metastatic triple negative breast cancer (“TNBC”), metastatic non-small-cell lung cancer (“NSCLC”), small-cell lung cancer (“SCLC”), and metastatic urothelial cancers (“UC”).  The Company also plans to continue, without interruption, the preparation and initiation of the Phase 3 confirmatory clinical trial in TNBC, and the large-scale manufacture of IMMU-132. These activities are necessary to support the planned submission of a BLA to FDA for accelerated approval of IMMU-132 in metastatic TNBC. The Company anticipates that it can also continue its other operations and research and development programs at a reduced spending level. Based on the Company’s cash flow projections, it believes its cash and marketable securities balance as of December 31, 2016, are sufficient to continue its planned operations and research and development programs, as described above, for at least the next twelve months.

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

Additionally, on November 16, 2016, venBio Select Advisor LLC and Behzad Aghazadeh (collectively, “venBio”), filed with the SEC a preliminary proxy statement on Schedule 14A for the purpose of electing four individuals nominated by venBio as directors of the Company at its 2016 annual meeting of stockholders, scheduled to be held on February 16, 2017.  On December 6, 2016, venBio filed with the SEC its definitive proxy statement.  If a settlement with venBio is not reached prior to the 2016 annual meeting, it is possible that the venBio nominees could constitute a majority of the Company’s board of directors following the 2016 annual meeting. The Company’s business, operating results or financial condition could be harmed by this proxy contest because, among other things: responding to the proxy contest is costly and time-consuming, is a significant distraction for its board of directors, management and employees, and diverts the attention of its board of directors and senior management from the pursuit of its business strategy, which could adversely affect its results of operations and financial condition. Until the Company can generate significant cash through strategic licensing or collaboration agreements, it expects to continue to fund its operations with its current financial resources. These financial resources will not be adequate to sustain the Company’s operations at the current level of activity.  Having insufficient funds will require the Company to further delay, scale-back, or eliminate some or all of its programs, or renegotiate less favorable terms than it would otherwise choose. Failure to obtain adequate financing also may adversely affect its ability to operate as a going concern. Consequently, if the Company cannot obtain sufficient funding through strategic licensing or collaborations, it could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that the Company will be able to raise the additional capital needed to complete its pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. The Company’s existing debt may also negatively impact the Company’s ability to raise additional capital. If the Company is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected.

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

            The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the six-month periods ended December 31, 2016 and 2015:

	Six Months Ended
	December 31,
	2016	2015
Expected dividend yield	0%	0%
Expected option term (years)	5.05	5.03
Expected stock price volatility	62%	56%
Risk-free interest rate	1.16% - 1.91%	1.28% - 1.64%

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

Common Stock Warrants

In connection with a public offering in October 2016, the Company issued warrants and recorded them  as liability due to certain net cash settlement provisions. The warrants were recorded at fair value using the Black-Scholes valuation model. The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the term of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. These warrants are subject to re-measurement at each balance sheet date until the warrants are exercised or expired, and any change in fair value is recognized as “change in the fair value of warrant liability” in the consolidated statements of operations.

Income Taxes

            The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2016.

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

            The Company’s U.S. operations reported net losses for the three and six-month periods ended December 31, 2016 and 2015, resulting in tax benefits that were fully offset by valuation allowances. The foreign jurisdictions during the three and six-month periods ended December 31, 2016 reported a net loss, resulting in a tax benefit that was fully offset by a valuation allowance. Income taxes provided for profitable foreign jurisdictions during the three-month period ended September 30, 2015 were reversed as a result of the net loss for the six-month period ended December 31, 2015 with respect to such jurisdictions.

During the three and six-month periods ended December 31, 2015, the Company sold certain State of New Jersey State Net Operating Losses (“NOL”) and Research and Development (“R&D”) tax credits through the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program. Pursuant to such sale, during the three and six-month periods ended December 31, 2015, the Company recorded a tax benefit of $3.2 million as a result of its sale of approximately $35.9 million of New Jersey State NOL and $1.3 million of New Jersey R&D tax credits. There was no such sale during the current fiscal year.

            The Company has no liability for uncertain tax positions as of December 31, 2016.

Net Loss Per Share Allocable to Common Stockholders

            Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three and six-month periods ended December 31, 2016 and 2015. The common stock equivalents excluded from the diluted per share calculation are 30,900,783 and 27,902,219 shares at December 31, 2016 and 2015, respectively.

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

3.          Marketable Securities

Marketable securities at December 31, 2016 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$9,700	$1	$(5)	$9,696
Certificate of Deposits	5,362	1	—	5,363
U.S. Government Sponsored Agencies	9,309	1	(3)	9,307
Corporate Debt Securities	9,737	—	(11)	9,726
Commercial Paper	7,512	—	(2)	7,510
	$41,620	$3	$(21)	$41,602

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2016 (in thousands):

		Net Carrying
	Fair Value	Amount
Due within one year	$41,602	$41,748
Due after one year through five years	—	—
	$41,602	$41,748

Marketable securities at June 30, 2016 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$5,059	$6	$—	$5,065
Certificate of Deposits	3,000	3	—	3,003
U.S. Government Sponsored Agencies	14,311	31	—	14,342
Corporate Debt Securities	15,014	2	(2)	15,014
	$37,384	$42	$(2)	$37,424

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2016 (in thousands):

		Net Carrying
	Fair Value	Amount
Due within one year	$37,424	$37,601
Due after one year through five years	—	—
	$37,424	$37,601

4.Convertible Senior Notes

In February 2015, the Company issued $100.0 million of Convertible Senior Notes  (net proceeds of approximately $96.3 million after deducting the initial purchasers’ fees and offering expenses) in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 144A under the Securities Act. The Convertible Senior Notes will mature on February 15, 2020, unless earlier purchased or converted. The debt issuance costs of approximately $3.7 million, primarily consisting of underwriting, legal and other professional fees, are amortized over the term of the Convertible Senior Notes. The Convertible Senior Notes are senior unsecured obligations of the Company. Interest at

4.75% is payable semiannually on February 15 and August 15 of each year. The effective interest rate on the Convertible Senior Note was 5.48% for the period from the date of issuance through December 31, 2016.

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

Total interest expense for the Convertible Senior Notes was $1.4 million and $2.7 million for three and six-month periods ended December 31, 2016 and 2015. Included in interest expense is the amortization of debt issuance costs of $0.2 million and $0.4 million for the three and six-month periods ended December 31, 2016 and 2015.

5. Warrant Liability

Due to certain net cash settlement provisions, the warrants issued in connection with a public offering in October 2016, do not meet the criteria for classification as equity and are recorded as a liability  The Company recognized these warrants as a  liability at their fair value and re-measures them at fair value on each reporting date.

The Company uses Level 2 inputs for its valuation methodology for the warrant liability. The estimated fair value was determined using a Black-Scholes valuation model based on various assumptions.  The warrant liability is adjusted to reflect estimated fair value at each period end, with any changes in the fair value being recorded in changes in fair value of warrant liability.

The estimated fair value of the warrant liability was approximately $14.5 million and $7.3 million, as of December 31, 2016 and October 11, 2016 (date of issuance), respectively.  The change in fair value of the warrant liability for the three and six months December 31, 2016 was approximately $7.2 million.

6.Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, warrant liability and Convertible Senior Notes. The carrying amount of accounts receivable, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments as of December 31, 2016 and June 30, 2016.

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

Financial instruments recorded on the condensed consolidated balance sheets as of December 31, 2016 and June 30, 2016 are categorized based on the inputs to the valuation techniques as follows (in thousands):

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

Cash equivalents and marketable securities:

	($ in thousands)
December 31, 2016	Level 1	Level 2	Level 3	Total
Money Market Funds Note (a)	$3,761	$—	$—	$3,761
Marketable Securities:
U.S. Treasury Bonds	9,696	—	—	9,696
Certificate of Deposits	5,363	—	—	5,363
U.S. Government Sponsored Agencies	9,307	—	—	9,307
Corporate Debt Securities	9,726	—	—	9,726
Commercial Paper	7,510	—	—	7,510
Total	$45,363	$—	$—	$45,363

	($ in thousands)
June 30, 2016	Level 1	Level 2	Level 3	Total
Money Market Funds Note (a)	$10,012	$—	$—	$10,012
Marketable Securities:
U.S. Treasury Bonds	5,065	—	—	5,065
Certificate of Deposits	3,003	—	—	3,003
U.S. Government Sponsored Agencies	14,342	—	—	14,342
Corporate Debt Securities	15,014	—	—	15,014
Total	$47,436	$—	$—	$47,436

(a)	The money market funds noted above are included in cash and cash equivalents.

Convertible Senior Notes

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows (in thousands):

	As of December 31, 2016		As of June 30, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Convertible Senior Notes	$97,719	$93,877	$97,354	$71,359

The fair value of the Convertible Senior Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Senior Notes observed in market trading which are Level 2 inputs.

Warrant Liability

The Company has determined its warrant liability to be a Level 2 fair value measurement and used the Black Scholes valuation model to calculate the fair value as of October 11, 2016 and December 31, 2016:

At the measurement dates, the Company estimated the fair value for the warrants based on Black-Scholes valuation model and using the following assumptions:

	October 11,	December 31,
	2016	2016
Risk-free interest rate	0.87%	1.20%
Expected remaining term	2.0 years	1.78 years
Expected volatility	75.00%	77.87%
Dividend yield	0%	0%

The following table sets forth the changes in the fair value for the warrant liability during the six-month period ended December  31, 2016 (in thousands):

Level 2
Fair value – July 1, 2016	$—
Additions, pursuant to October 11, 2016 public offering	7,313
Change in fair value	7,230
Fair value – December 31, 2016	$14,543

7.Stockholders’ Deficit

Common stock

On October 11, 2016, the Company completed an underwritten public offering of 10 million shares of its common stock and accompanying warrants to purchase 10 million shares of common stock at a purchase price of $3.00 per unit, comprising of one share and one warrant. The Company received gross and net proceeds of $30.0 million and approximately $28.6 million, respectively after deducting the underwriting discounts and commissions and estimated expenses related to the offering payable. The warrants will be exercisable six months following the date of issuance, will expire on the second anniversary of the date of issuance and have an exercise price of $3.75. The shares of common stock were sold pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission. The warrants under certain situations require cash settlement by the Company.

8.Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive loss were as follows (in thousands):

	Currency	Net Unrealized Gains	Accumulated Other
	Translation	(Losses) on Available-	Comprehensive
	Adjustments	for-Sale Securities	(Loss) Income
Balance, July 1, 2016	$(172)	$40	$(132)
Other comprehensive loss before reclassifications	111	(73)	38
Amounts reclassified from accumulated other comprehensive income (a)	—	15	15
Net current-period other comprehensive income	111	(58)	53
Balance, December 31, 2016	$(61)	$(18)	$(79)
Balance, July 1, 2015	$(173)	$12	$(161)
Other comprehensive loss before reclassifications	(37)	(78)	(115)
Amounts reclassified from accumulated other comprehensive loss (a)	—	(2)	(2)
Net current-period other comprehensive loss	(37)	(80)	(117)
Balance, December 31, 2015	$(210)	$(68)	$(278)

(a)

For the six-month periods ended December 31, 2016 and 2015, a $15 thousand loss and a $2 thousand gain were reclassified from accumulated other comprehensive loss to interest and other income, respectively.

All components of accumulated other comprehensive loss are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

9.Stock Incentive Plan

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

Under the Plan option awards are generally granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. Those option awards generally vest based on four years of continuous service and have seven year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant, are vested immediately and have seven year contractual terms. At December 31, 2016, there were 15,645,708 shares of common stock reserved for possible future issuance under the Plan, both currently outstanding (5,991,336 shares) and those available to be issued for future grants (9,654,372 shares).

The weighted average fair value at the date of grant for options granted during the six-month periods ended December 31, 2016 and 2015 were $1.76 and $1.00 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding and the expected stock price volatility is based on the Company’s daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the six-month period ended December 31, 2016 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
				(in 000’s)
Outstanding, July 1, 2016	4,015,895	$3.42
Granted	239,032	$3.31
Exercised	(54,621)	$1.92
Cancelled or forfeited	(196,288)	$4.25
Outstanding, December 31, 2016	4,004,018	$3.39	3.66	$1,925
Exercisable, December 31, 2016	2,804,409	$3.57	2.81	$917

A summary of the Company’s non-vested restricted and performance stock units at December 31, 2016, and changes during the six-month period ended December 31, 2016 are presented below:

		Weighted-Average
		per Share of
Outstanding Non-Vested		Market Value on
Restricted and Performance Stock Units	Number of Awards	Grant Date
Non-vested at July 1, 2016	2,066,041	$2.57
Restricted Units Granted(a)	106,061	$3.30
Vested/Exercised	(170,315)	$2.99
Cancelled	(14,469)	$3.11
Non-vested at December 31, 2016	1,987,318	$2.57

(a)	For the six-month period ended December 31, 2016, 106,061 restricted stock units were awarded to the Company’s President and Chief Executive Officer.

The Company has 3,186,927 non-vested options, restricted stock units and performance stock units outstanding as of December 31, 2016. As of December 31, 2016, there was $4.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.10 years. The Company recorded $0.7 million and $1.4 million for total stock-based compensation expense for employees, executive officers and non-employee Board members for the three and six-month periods ended December 31, 2016, respectively as compared to $1.1 million and $2.0 million for the three and six-month periods ended December 31, 2015, respectively.

On August 20, 2015, the Company awarded an additional 214,205 restricted stock units to certain executive officers of the Company at the closing price on that date ($1.76 per share). These restricted stock units will vest over a four year period. As of December 31, 2016, there was $1.0 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these executive officers, excluding performance stock units. The cost is being recognized over a weighted-average period of 2.47 years. The Company recorded $0.1 million and $0.3 million for stock-based compensation expense for restricted stock units for the three and six-month periods ended December 31, 2016, respectively, and $0.2 million and $0.3 million for the three and six-month periods ended December 31, 2015, respectively.

As part of the Amended and Restated Employment Agreement with Dr. Goldenberg which became effective July 1, 2015, (see Note 11), Dr. Goldenberg received a grant of 1,500,000 Restricted Stock Units, which shall vest, if at all, after the three (3) year period commencing on the grant date of July 14, 2015, provided the applicable milestones based on achievement of certain market conditions (stock prices) are met and conditioned upon Dr. Goldenberg's continued employment through the vesting period, subject to the terms and conditions of the Restricted Stock Units Notice and the Restricted Stock Units Agreement and such other terms and conditions as set forth in the grant agreement. The Company recorded $0.3 million and $0.6 million for the stock-based compensation for the three and six-month periods ended December 31, 2016, respectively, and $0.3 million and $0.5 million for the three and six-month periods ended December 31, 2015, respectively. There is $1.7 million of total unrecognized compensation cost related to these non-vested Restricted Stock Units granted as of December 31, 2016. That cost is being recognized over a remaining weighted-average period of 1.53 years.

During fiscal year 2014 the Company awarded certain executive officers Performance Units (as such term is defined in the Plan) of up to 389,864 units of restricted stock units which are subject to attainment of certain performance milestones as well as certain continued service requirements. All or a portion of the Performance Units vest based upon the level of achievement of the milestones set forth in each agreement, which is expected to be achieved within five years of the grant date. The Performance Units that vest based upon attainment of the performance milestone will be exercisable based on a percentage basis on the attainment of anniversary dates. During the six-month period ended December 31, 2016, the Company awarded 9,746 of these restricted stock units to the executive officers as a result of achieving certain continued service requirements. In fiscal years 2016 and 2015, 136,453 units and 116,959 units were awarded from achieving the four performance milestones, respectively. As of December 31, 2016, all four of the performance milestones have been achieved and there are 126,706 Performance Units available that are based on certain continued service requirements that began on each performance milestone vesting date. The Company recorded $47 thousand and $0.1 million for the stock-based compensation for the three and six-month periods ended December 31, 2016, respectively, as compared to $0.1 million and $0.2 million for the three and six-months ended December 31, 2015, respectively. There is $0.1 million of total unrecognized compensation cost related to these non-vested Performance Units granted as of December 31, 2016. That cost is being recognized over a weighted-average period of 1.0 years. The unrecognized compensation cost is based on continued service requirements.

10.Geographic Segments

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the three-month ended December 31, 2016 and 2015, respectively ($ in thousands):

	As of and for the three months ended
	December 31, 2016
	United
	States	Europe	Total
Total assets	$51,747	$1,377	$53,124
Property and equipment, net	4,195	83	4,278
Revenues	67	317	384
Loss before taxes	(24,334)	(114)	(24,448)

	As of and for the three months ended
	December 31, 2015
	United
	States	Europe	Total
Total assets	$80,833	$1,131	$81,964
Property and equipment, net	3,109	28	3,137
Revenues	81	590	671
Loss before taxes	(16,761)	(216)	(16,977)

	As of and for the six months ended
	December 31, 2016
	United
	States	Europe	Total
Revenues	$212	$914	$1,126
Loss before taxes	(40,433)	(244)	(40,677)

	As of and for the six months ended
	December 31, 2015
	United
	States	Europe	Total
Revenues	$231	$1,171	$1,402
Loss before income tax expense	(32,188)	(186)	(32,374)

11.Related Party Transactions

Certain of the Company’s affiliates, including members of its senior management and Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Company’s Chairman, Chief Scientific Officer and Chief Patent Officer, Ms. Cynthia L. Sullivan, the President and Chief Executive Officer, who is the wife of Dr. David M. Goldenberg, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology (“CMMI”), which has ceased operations, and IBC Pharmaceuticals, Inc., a majority-owned subsidiary.

The Company incurred $1 thousand and $4 thousand of legal expenses on behalf of CMMI for patent related matters for each of the three and six-month periods ended December 31, 2016, as compared to $5 thousand and $14 thousand for the three and six-month periods ended December 31, 2015, respectively. The Company has first rights to license those patents, and may decide whether or not to support them.

For the three and six-month periods ended December 31, 2016, Dr. Goldenberg received approximately $10 thousand and $20 thousand, respectively, in compensation for his services to IBC. For the three and six-month periods ended December 31, 2015, such compensation was approximately $22 thousand and $44 thousand, respectively.

12.Collaboration Agreement

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

13.Commitments and Contingencies

Employment Contracts

Dr. David M. Golderberg

Effective July 1, 2015, the Company entered into the Amended and Restated Employment Agreement with Dr. Goldenberg pertaining to Dr. Goldenberg’s service to the Company as the Company’s Chairman of the Board, Chief Scientific Officer and Chief Patent Officer (the “Amended and Restated Goldenberg Agreement”).

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

Dr. Goldenberg is also eligible to receive minimum payments of $150 thousand during each of the fiscal years, payable in equal quarterly payments, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. In the event the Company completes a disposition of the Company’s undeveloped assets for which Dr. Goldenberg was an Inventor, the Company will pay Dr. Goldenberg a sum equal to at least twenty percent or more of the consideration the Company receives from each disposition. The Company’s obligation to compensate Dr. Goldenberg upon dispositions of undeveloped assets applies to all dispositions of such assets completed within the contract term or within three years thereafter. For the 2016, 2015 and 2014 fiscal years, Dr. Goldenberg received the minimum payment under the employment agreement. Dr. Goldenberg also is compensated by IBC Pharmaceuticals as discussed in greater detail below.

Cynthia L. Sullivan

Effective July 1, 2014, the Company entered into the Fifth Amended and Restated Employment Agreement with Cynthia L. Sullivan pertaining to Ms. Sullivan’s service to the Company as the Company’s

President and Chief Executive Officer (the “Amended Sullivan Agreement”), which terminates on June 30, 2017. Ms. Sullivan’s current annual base salary under the Amended Sullivan Agreement is $0.7 million, which is reviewed annually for appropriate increases by the Board or the Compensation Committee. Ms. Sullivan’s annual bonus target is 50% of her base salary, subject to achievement of performance goals, with a potential payout from 0% to 150% of the target amount. For the 2016 fiscal year, the strategic goal to out-license sacituzumab govitecan was not met. Taking into account the importance to the Company of out-licensing sacituzumab govitecan, the Compensation Committee determined that although certain individual performance goals were met, the Company’s overall strategic plan had not been accomplished and, that any cash incentive payment that Ms. Sullivan was eligible for, based on her performance during 2016, would not be granted. Ms. Sullivan is also eligible to receive equity compensation awards under the Plan, or any such successor equity compensation plan as may be in place from time to time. The Board of Directors of the Company has determined not to renew the Amended Sullivan Agreement, and Ms. Sullivan will step down upon the Company’s filing for Accelerated Approval of IMMU-132 to the Food and Drug Administration, which is expected to occur in mid-2017.  Accordingly, the Governance and Nominating Committee of the Board has initiated a search for a new Chief Executive Officer, with the assistance of a leading, independent, executive search firm.

Change of Control Agreements

Certain executives have Change of Control Agreements, whereby if a majority of a new board of directors is constituted by newly elected board members not endorsed by the Company’s current Board of Directors, and if, subsequent to such a change, there is a significant change in the responsibilities or employment status of these executives, then severance provisions included in their Change of Control Agreements could be triggered. These severance provisions could result in accelerated vesting of equity compensation and significant, unbudgeted, cash severance payments.

Legal Matters

The following is a summary of legal matters that are outstanding:

Patent litigation:

Immunomedics filed a first amended complaint on October 22, 2015 and a second amended complaint on January 14, 2016 in the United States District Court for the District of New Jersey, against Roger Williams Medical Center (“RWMC”), Richard P. Junghans, M.D., Ph.D. and Steven C. Katz, M.D. The second amended complaint alleges that RWMC and Dr. Junghans breached a Material Transfer Agreement (“MTA”) through which it provided to them a monoclonal antibody known as MN-14 and related materials. Defendants are alleged to have breached the MTA and to have been negligent by, among other things, using the materials beyond the agreed-upon Research Project, sharing confidential information, failing to provide Immunomedics with a right of first refusal, failing to notify Immunomedics of intended publications prior to publishing, and refusing to return the materials upon request. Immunomedics also asserts defendants: claims of conversion, tortious interference, unjust enrichment, and infringement of three patents owned by Immunomedics. On January 28, 2016, defendants filed an Answer to the Second Amended Complaint. On October 12, 2016, Immunomedics filed a Third Amended Complaint, and further added as defendants Sorrento Therapeutics, Inc. and its subsidiaries TNK Therapeutics, Inc., BDL Products, Inc., and CARgenix Holdings, LLC.  Defendants Junghans, Katz, and RWMC subsequently moved to dismiss for failure to state a claim on November 14, 2016, but this motion was denied on January 4, 2017. On December 2, 2016, Sorrento, TNK, BDL, and CARgenix moved to dismiss for lack of personal jurisdiction over them in New Jersey.  The court granted this motion on January 25, 2017.  On January 20, 2017, the court held a Markman hearing to construe the claims in the patents in suit.  A decision on claim construction is currently pending and is expected to issue shortly. Immunomedics and defendants are currently engaged in fact discovery and the exchange of patent disclosures.

Stockholder complaints:

Class Action Stockholder Federal Securities Cases

Two purported class action cases have been filed in the United States District Court for the District of New Jersey; namely, Fergus v. Immunomedics, Inc., et al., No. 2:16-cv-03335, filed June 9, 2016; and Becker v. Immunomedics, Inc., et al., No. 2:16-cv-03374, filed June 10, 2016. These cases arise from the same alleged facts and circumstances, and seek class certification on behalf of purchasers of our common stock between April 20, 2016 and June 2, 2016 (with respect to the Fergus matter) and between April 20, 2016 and June 3, 2016 (with respect to the Becker matter). These cases concern the Company's statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 American Society of Clinical Oncology ("ASCO") conference in Chicago, Illinois.  The complaints allege that these statements were false and misleading in light of June 2, 2016 reports that ASCO had cancelled the presentation because it contained previously reported information.  The complaints further allege that these statements resulted in artificially inflated prices for our common stock, and that the Company and certain of its officers are thus liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. An order of voluntarily dismissal without prejudice was entered on November 10, 2016 in the Becker matter. As of the date hereof, service of the initiating papers in the Fergus matter has not been made on the Company.

Stockholder Derivative Action in the Superior Court of New Jersey

On October 3, 2016, plaintiff commenced an action captioned Rosenfeld v. Goldenberg, et al., No. L-2200-16, alleging the same underlying facts and circumstances as in the pending federal securities class action, the Fergus matter.  Specifically, this action concerns the Company’s statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 ASCO conference in Chicago, Illinois.  The complaint alleges that these statements were false and misleading in light of the June 2, 2016 reports that ASCO had cancelled the presentation because it contained previously reported information.  The complaint further alleges that these statements resulted in artificially inflated prices for our common stock, and that certain directors and officers of the Company breached their fiduciary duties to the Company.   In addition to monetary damages, the complaint seeks to require the Company to reform its corporate governance and internal procedures.  As of the date hereof, service of the initiating papers has not been made on the Company.

Class Action Stockholder Claim in the Court of Chancery of the State of Delaware

On December 13, 2016, plaintiff commenced an action captioned Desanctis v. Goldenberg, C.A. No. 12981-VCL (Del. Ch. Ct.), alleging that the Company's Board of Directors failed to comply with Delaware law and  breached their fiduciary duties when it rescheduled the Immunomedics 2016 Annual Meeting of Stockholders from December 14, 2016 to February 16, 2017.  On December 22, 2016, the Delaware Court of Chancery refused to schedule an expedited hearing in the action and concluded that plaintiff failed to carry his burden of demonstrating that he had pleaded a colorable claim and that there was a threat of irreparable harm.  The Court further stated that the Complaint failed to demonstrate that the Board's actions were unreasonable when it rescheduled the Annual Meeting in response to the proxy contest initiated by venBio Select Advisor LLC.

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

Proxy Contest

On November 16, 2016, venBio Select Advisor LLC and Behzad Aghazadeh (collectively, “venBio”), filed with the SEC a preliminary proxy statement on Schedule 14A for the purpose of electing four individuals nominated by venBio as directors of the Company at the Company’s 2016 annual meeting of stockholders, scheduled to be held on February 16, 2017.  On December 6, 2016, venBio filed with the SEC its definitive proxy statement.  If a settlement with venBio is not reached prior to the 2016 annual meeting, it is possible that the venBio nominees could constitute a majority of the Company’s board of directors following the 2016 annual meeting.  Responding to the proxy contest is costly and time-consuming and will result, regardless of the outcome, in significant additional costs.  The expenses for legal and advisory fees and administrative and associated costs incurred in connection with responding to proxy contests and any related litigation will be substantial.  In addition, as a result of the proxy contest, the Company may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would require the Company to incur significant additional costs.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, are intended to identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: the risk that we may be unable to obtain additional capital through strategic collaborations, licensing, issuance of convertible debt securities or equity financing in order to continue our research and development activities and secure regulatory approval of and market our drug candidates; our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; our ability to protect our proprietary technologies; patent-infringement claims and other stockholder litigation; and risks of new, changing and competitive technologies and regulations in the United States and internationally; and other factors discussed under the heading Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Our portfolio of investigational products includes antibody-drug conjugates (“ADCs”) that are designed to deliver a specific payload of a chemotherapeutic directly to the tumor while reducing overall toxicities that are usually found with conventional administration of these chemotherapeutic agents. Our most advanced ADCs are sacituzumab govitecan (“IMMU-132”) and labetuzumab govitecan (“IMMU-130”), which are in Phase 2 trials for a number of solid tumors and metastatic colorectal cancer (“CRC”), respectively. Sacituzumab govitecan has received Breakthrough Therapy Designation from the U.S. Food and Drug Administration (“FDA”) for the treatment of patients with triple-negative breast cancer (“TNBC”) who have failed at least two prior therapies for metastatic disease.

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

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of December 31, 2016, we employed 9 professionals in our research and development departments and 27 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Antibody-Drug Conjugates (ADCs)

We have two product candidates from our proprietary ADC program that are in clinical development, focusing on the treatment of patients with metastatic solid tumors. The first ADC program, sacituzumab govitecan is an anti-TROP-2-SN-38 ADC currently being evaluated in patients with a variety of solid tumors. Labetuzumab govitecan is an anti-CEACAM5-SN-38 ADC currently in development for the treatment of metastatic CRC.

Sacituzumab Govitecan or IMMU-132

Sacituzumab govitecan has been studied in over 410 diverse cancer patients, with the dose of 10 mg/kg given on days 1 and 8 of repeated 21-day cycles being the established dose regimen. Sacituzumab govitecan has received Breakthrough Therapy Designation from the FDA for the treatment of patients with TNBC who have failed at least two prior therapies for metastatic disease. The FDA has also granted this ADC Fast Track designation for the treatment of patients with TNBC and for patients with small-cell lung cancer (“SCLC”), or non-small-cell lung cancer (“NSCLC”). Sacituzumab govitecan has also been designated an orphan drug by the FDA for the treatment of patients with SCLC or pancreatic cancer in the U.S. and by the European Medicines Agency (“EMA”) for the treatment of patients with pancreatic cancer in the European Union.

Currently, clinical development for sacituzumab govitecan focuses on a number of select types of solid cancers including TNBC, SCLC, NSCLC, urothelial cancer (“UC”) and certain other cancers. In a Phase 2 study in heavily-pretreated patients with metastatic TNBC, sacituzumab govitecan, as reported by our clinical investigator at the 2017 Investor R&D Day (“R&D Day”), produced tumor shrinkage from baseline measurements in 81% of 85 assessable patients. These patients experienced two complete and 23 partial responses, while an additional three patients with initial partial responses are awaiting confirmation. The clinical benefit rate (complete and partial remissions, and patients with stable disease) at six months or later computed to 44%. The median duration of response for those with objective responses was almost 11 months, while the median overall survival (“OS”) for all 85 patients has been extended to almost 19 months. It was emphasized that these are interim results, since 20 patients are continuing treatment; a final outcome must await analysis of all patients enrolled.

The major toxicity (grade >3) has been neutropenia (39%) in this and most cancer patient cohorts, which has been manageable by dose reduction, dose delays, or giving a hematopoietic cytokine. Diarrhea, which is the major side effect with irinotecan, the parent drug from which SN-38 is derived, has been much less, such as a grade >3 of 13%.

These results will be part of a Biologics License Application (“BLA”) submission for the accelerated approval of sacituzumab govitecan. In December 2016, we achieved the goal of enrolling 100 TNBC patients, as requested by FDA for this BLA filing. In addition, the FDA also requires a confirmatory Phase 3 trial to be underway at the time of BLA submission. We plan to launch the confirmatory study in the first quarter of this calendar year. Depending upon whether the Company enters into a potential partnership for sacituzumab govitecan prior to that time, we may need to contribute financially toward the development of this program. The Company would require additional funding in order to complete this Phase 3 clinical trial. Details of this trial can be obtained from clinicaltrials.gov website using the identifier NCT02574455.

In addition to TNBC, we are making progress with sacituzumab govitecan across the other three advanced indications. In patients with UC, especially metastatic urinary bladder cancer, we reported on 27 assessable patients, at the R&D Day, from more than 40 patients enrolled. The objective response rate was 33%, including one complete and eight partial remissions. The duration of objective response was a median of 7.5 months, with one patient with a partial response approaching 17 months. The clinical benefit rate at six months or later was 59%, but 10 patients are still under therapy. Overall, 70% of the patients showed tumor shrinkage from baseline with sacituzumab govitecan therapy. The median progression-free survival (“PFS”) and OS on an intention-to-treat (“ITT”) basis were seven and almost 16 months, respectively. The safety profile was similar to the findings in patients with TNBC.

Interim results in patients with lung cancers were also presented at the R&D Day. In over 50 patients with metastatic NSCLC enrolled, about one-fifth of evaluable patients had a partial response. Overall, 64% of patients had tumor shrinkage from baseline measurements when given sacituzumab govitecan. These patients had a median of three prior therapies. Importantly, patients with either nonsquamous or squamous pathology responded, as well as patients who failed a prior immune checkpoint inhibitor treatment. The clinical benefit rate at four months or later was 43%. The median duration of response was eight months, but two patients remain under therapy and responsive for over 20 months. Median PFS and OS on an ITT basis were five and over nine months, respectively.

In patients with metastatic SCLC who had a median of two prior therapies, 16% experienced a confirmed partial response, with an additional nine patients showing tumor shrinkage >20%. Overall, 60% of patients showed tumor shrinkage from baseline. The clinical benefit rate at 4 months or later was 40%. The median duration of partial responses and stable disease was about five months (two patients extending out to 21 months), while the median PFS and OS on an ITT basis were almost four months and seven months, respectively.

Certain patents relating to the protein sequence of the hRS7 antibody used in sacituzumab govitecan have a 2017 expiration in the U.S. and 2023 overseas. Other patents relating to use of hRS7 for cancer therapy, including the SN-38 conjugated form of hRS7 used in sacituzumab govitecan, extend to 2033.

Labetuzumab Govitecan (IMMU-130)

Our second investigational solid-tumor ADC involves our anti-CEACAM5 antibody labetuzumab, conjugated to SN-38. The agent is currently being studied in patients with metastatic CRC who had received at least one prior irinotecan-containing regimen and had an elevated blood titer of carcinoembryonic antigen. Several dosing schedules were evaluated in three Phase 1 studies. Labetuzumab govitecan showed therapeutic activity in all three trials, but a more frequent dosing schedule, with administrations of the ADC once or twice-weekly for two weeks followed by a week off, appeared to be more active in patients with metastatic CRC than when administered every other week.

In the expanded Phase 2 study patients were being treated in 3-week cycles, receiving labetuzumab govitecan at 8 or 10 mg/kg once-weekly or twice a week at 4 or 6 mg/kg for the first two weeks followed by one week of rest. Updated results were presented at the April 2016 AACR Annual Meeting.

Since there was no significant difference in safety and efficacy between the two once-weekly dosing schedules, for patient’s convenience, the once-a-week dose of 10 mg/kg was chosen for future studies in metastatic CRC patients. Although certain patents relating to labetuzumab used in labetuzumab govitecan expired in 2014 in the U.S. and in 2015 overseas and others expired in 2016, other patents relating to use labetuzumab for cancer therapy, including the SN-38 conjugated form of labetuzumab used in labetuzumab govitecan, extend to 2033.

Epratuzumab

As a result of UCB’s termination of the Licensing Agreement for epratuzumab, all rights to the anti-CD22 antibody revert to us and the parties have begun the process of transitioning all materials back to us. The 5-year warrant to purchase one million shares of our common stock (granted as part of the Agreement with UCB as amended December 27, 2011), par value $0.01 per share, at an exercise price of $8.00 per share expired on December 27, 2016.

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

Three-Month Period Ended December 31, 2016 Compared to 2015

Revenues

Revenue for the three-month periods ended December 31, 2016 and 2015 was $0.4 million and $0.7 million, respectively. Product sales for the three-month period ended December 31, 2016 were $0.3 million, a decrease of $0.3 million, or approximately 50%, compared to $0.6 million for the same period in 2015, resulting from a $0.3 million decrease in sales of LeukoScan®  in the current period due to a delay in obtaining regulatory approval for new LeukoScan® inventory. Research and development revenues for the three-month periods ended December 31, 2016 and 2015 were $0.1 million.

Costs and Expenses

Total costs and expenses for the three-month period ended December 31, 2016 were $15.7 million, compared to $16.4 million for the same period in 2015, a decrease of $0.7 million, or approximately 4%. Research and development expenses for the three-month period ended December 31, 2016 were $12.7 million, compared to $14.3 million for the same period in 2015, a decrease of $1.6 million, or approximately 11%. The decrease in research and development expense was due primarily to a $4.6 million decrease in expenses related the Phase 3 PANCRIT-1 clinical trial, (which was terminated during the third quarter of fiscal 2016),  and $0.6 million of lower manufacturing material purchases than the prior year. These reductions were partially offset by a $3.7 million increase in product development expenses related to manufacturing of the antibody drug-conjugate sacituzumab govitecan (IMMU-132).

Cost of goods sold for the three-month period ended December 31, 2016 was $47 thousand compared to $65 thousand for the same period in 2015. Gross profit margin was 85% and 89%, for the three-month periods ended December 31, 2016 and 2015, respectively. Sales and marketing expenses were $0.2 million and $0.4 million, for the three-month periods ended December 31, 2016 and 2015, respectively. The decrease in sales and marketing expenses was due primarily to changes in the commercial operations in Europe in 2015. General and administrative expenses were $2.8 million and $1.7 million for the three month periods ended December 31, 2016 and 2015, respectively, an increase of $1.1 million, or approximately 65%. The increase in general and administrative expenses was due primarily to a $0.5 million increase in legal fees and a $0.9 million increase in professional fees (associated with the proxy contest commenced by venBio Select Advisor LLC), partially offset by lower employee related costs.

Change in Fair Value of Warrant Liability

The Company recognized a $7.2 million non-cash expense during the three-month period ended December 31, 2016 reflecting the corresponding increase in the fair value of the warrant liability at December 31, 2016 resulting from the increase of the common stock price from the issuance date of October 11, 2016.

Interest Expense

Interest expense for both three-month periods ended December 31, 2016 and 2015 was $1.4 million, relating to the $100.0 million of 4.75% Convertible Senior Notes due in February 2020 and included amortization of debt issuance costs of $0.2 million for each of the three-month periods ended December 31, 2016 and 2015.

Other Financing Expense

Other financing expense of $0.3 million for the three-month period ended December 31, 2016 relates to expenses incurred in connection with the public offering we consummated on October 11, 2016 public offering, that were attributable to the warrant liability.

Foreign Currency Transaction (Loss) Gain

Foreign currency transaction loss amounted to $0.2  million for the three-month period ended December 31, 2016 as compared to a gain of $7 thousand for the same period in 2015, primarily as a result of fluctuations in currency between the U.S dollar and the euro.

Income Tax Benefit

There was no income tax benefit for the three-month period ended December 31, 2016 compared to an income tax benefit of $3.2 million for the same period in 2015. The income tax benefit for the three-month period December 31, 2015 related to the sale of a portion of our New Jersey State Tax NOL’s and R&D tax credits in 2015. No NOL’s or R&D tax credits were sold during the three-month period ended December 31, 2016.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net loss attributable to Immunomedics, Inc. common stockholders for the three-month period ended December 31, 2016 was $24.4 million, or $0.23 per share of common stock, compared to a net loss of $13.7 million, or $0.15 per share of common stock, for the same period in 2015. The $10.7 million increase in net loss in the current period was due primarily to the increase in the fair value of the warrant liability of $7.2 million, the receipt of proceeds from the non-recurring $3.2 million NOL and R&D tax credit sale in 2015, and the $1.1 million increase in general and administrative expenses primarily attributable to the proxy contest commenced by venBio Select Advisor LLC, partially offset by a $1.5 million decrease in research and development expenses.

Six-Month Period Ended December 31, 2016 Compared to 2015

Revenues

Revenue for the six-month period ended December 31, 2016 was  $1.1 million, compared to $1.4 million for the same period in 2015. Product sales were $0.9 million and $1.2 million for the six-month periods ended December 31, 2016 and 2015, respectively, a decrease of $0.3 million, or approximately 25% due primarily to a delay in obtaining regulatory approval for new LeukoScan® inventory during the six-month period ended December 31, 2016. Research and development revenues for the six-month periods ended December 31, 2016 and 2015 were $0.2 million.

Costs and Expenses

Total costs and expenses for the six-month period ended December 31, 2016 were $31.4 million, compared to $31.2 million for the same period in 2015, an increase of $0.2 million. Research and development expense for the six-month period ended December 31, 2016 was $27.3 million, compared to $27.2 million for the six-month period ended December 31, 2015.  An $8.4 million increase in product development expense from manufacturing the antibody drug-conjugate sacituzumab govitecan (IMMU-132), was offset, partially, by a $7.7 million reduction from the closure of the Phase 3 PANCRIT-1 clinical trial.

Cost of goods sold for the six-month period ended December 31, 2016 was $0.3 million compared to $0.1 million for the same period in 2015. During the first six months of fiscal year 2017, cost of goods sold included a $0.2 million write down relating to LeukoScan® work-in-process inventories that were deemed to be unsaleable due to a manufacturing process deviation. Gross profit margin was 67% and 89%, for the six-month periods ended December 31, 2016 and 2015, respectively. Sales and marketing expenses were $0.4 million and $0.5 million, for the six-month periods ended December 31, 2016 and 2015, respectively. General and administrative expenses were $3.5 million and $3.4 million for the six-month periods ended December 31, 2016 and 2015, respectively,  reflecting an $0.8 million increase in legal fees and  a $0.9 million increase in professional fees (associated with the proxy contest commenced by venBio Select Advisor LLC), as compared to the same period in the prior year offset by approximately $1.5 million of adjustments for deferred unearned executive bonuses compared to the same period in the prior year.

Change in Fair Value of Warrant Liability

The Company recognized a $7.2 million non-cash expense during the six-month period ended December 31, 2016 reflecting the corresponding increase in the fair value of the warrant liability at December 31, 2016 resulting from the increase of the common stock price from the issuance date of October 11, 2016.

Interest Expense

Interest expense for both six-month periods ended December 31, 2016 and 2015 was $2.7 million, relating to the $100.0 million of 4.75% Convertible Senior Notes due in February 2020 and included amortization of debt issuance costs of $0.4 million for each of the three-month periods ended December 31, 2016 and 2015.

Other Financing Expense

Other financing expense of $0.3 million for the three-month period ended December 31, 2016 relates to expenses incurred in connection with the public offering we consummated on October 11, 2016 public offering, that were attributable to the warrant liability.

Foreign Currency Transaction Loss

Foreign currency transaction loss amounted to $0.2 million and $4 thousand for the six-month periods ended December 31, 2016 and 2015, respectively, primarily as a result of fluctuations in currency between the U.S dollar and the euro.

Income Tax Benefit

There was no income tax benefit for the six-month period ended December 31, 2016, compared to an income tax benefit of $3.2 million for the same period in 2015. The income tax benefit relates to the sale of a portion of our New Jersey State Tax NOL’s and R&D tax credits in 2015. No NOL’s or R&D tax credits were sold during the six-month period ended December 31, 2016.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net loss attributable to Immunomedics, Inc. common stockholders for the six-month period ended December 31, 2016 was $40.7 million, or $0.41 per share of common stock, compared to a net loss of $29.1 million, or $0.31 per share of common stock, for the same period in 2015. The $11.6 million increase in net loss in the current period was due primarily to the increase in the fair value of the warrant liability of $7.2 million and the receipt of proceeds from the non-recurring $3.2 million NOL and R&D tax credit sale in 2015.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operating activities. Net cash used in operating activities for the six-month period ended December 31, 2016 was $31.5 million compared to $21.8 million for the six-month period ended December 31, 2015, an increase of $9.7 million, or 46%. The increase was due primarily to the increase in our net loss of $11.5 million for the current period, of which $7.2 million relates to the non-cash expense for the change in fair market value of warrant liability and movements in operating assets and liabilities.

Cash flows from investing activities. Net cash used in investing activities for the six-months ended December 31, 2016 was $5.1 million. For the same period in the prior year, $22.1 million of net cash was provided by investing activities, an increase of $27.2 million, or 123%. This change in cash flows resulted primarily from a $26.4 million increase in the purchases of marketable securities, the proceeds received from the sale of 10 million shares of common stock on October 11, 2016.

Cash flows from financing activities. Net cash provided by financing activities for the six-month period ended December 31, 2016 was approximately $28.5 million, compared to $27 thousand net cash used in financing activities for the six-months ended December 31, 2015. The increase was the result of the approximately $28.6 million of net cash proceeds received from the sale by the Company of 10,000,000 shares of common stock at $3.00 per share and accompanying warrants during the six-months ended December 31, 2016.

Working Capital and Cash Requirements

We had $20.0 million working capital as of December 31, 2016, a decrease of $17.5 million, compared to $37.5 million as of June 30, 2016. The primary reason for the decline in working capital is the $14.5 million of warrant liability reported as a current liability, as part of the Company’s sale of common stock and warrants in October 2016. We had $46.6 million cash, cash equivalents and marketable securities as of December 31, 2016, a decrease of $4.0 million, compared to $50.6 million as of June 30, 2016. The decrease in cash was due primarily to the use of $31.5 million for operations and $0.7 million for capital expenditures offset by the increase of approximately $28.6 million in net proceeds from the Company’s sale of common stock and warrants.

By raising additional capital during October, 2016, we are able to continue clinical and manufacturing activities for IMMU-132 development without interruption, while simultaneously continuing our out-licensing efforts. During fiscal 2017, we plan to continue our Phase 2 clinical trials of sacituzumab govitecan (“IMMU-132”) in patients with metastatic triple negative breast cancer (“TNBC”), metastatic non-small-cell lung cancer (“NSCLC”), small-cell lung cancer (“SCLC”), and metastatic urothelial cancers. We also plan to continue, without interruption, the preparation and initiation of the Phase 3 confirmatory clinical trial in TNBC, and continue preparations for commercial manufacture of IMMU-132. These activities are necessary to support the planned submission of a BLA to FDA for accelerated approval of IMMU-132 in metastatic triple-negative breast cancer. Based on our cash flow projections, we believe our cash and marketable securities balances as of December 31, 2016, are sufficient to allow us to continue our planned operations and research and development programs, with reduced expenses for programs other than IMMU-132 for TNBC, for at least the next twelve months, with or without a partner for IMMU-132.

Although the Company has sufficient funding to continue IMMU-132 development, with or without a partner, with reduced expenses for programs other than IMMU-132 for TNBC, it is still our plan to initiate the Phase 3 trial in TNBC and continue development of IMMU-132 with a partner. To that end, we engaged Greenhill & Co., LLC to serve as a strategic advisor primarily to assist in our ongoing efforts to out-license IMMU-132. If we consummate a partnership before initiating the Phase 3 clinical trial in TNBC, based on our cash flow projections, we estimate that we would spend approximately $42.0 million to $44.0 million during fiscal 2017. There can be no assurance that we will close such a partnership transaction within such timeframe. In the event we do not close such a partnership transaction before initiating the Phase 3 confirmatory trial in TNBC, we would continue development of IMMU-132 while simultaneously seeking to consummate a partnership agreement. If we initiate the Phase 3 trial in TNBC and continue development of IMMU-132 before consummating a partnership transaction, based on our cash flow projections, we estimate that we would spend approximately $56.0 million for all planned development activities at a reduced spending level during fiscal 2017.

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

Additionally, on November 16, 2016, venBio Select Advisor LLC and Behzad Aghazadeh (collectively, “venBio”), filed with the SEC a preliminary proxy statement on Schedule 14A for the purpose of electing four individuals nominated by venBio as directors of the Company at our 2016 annual meeting of stockholders, scheduled to be held on February 16, 2017.  On December 6, 2016, venBio filed with the SEC its definitive proxy statement.  If a settlement with venBio is not reached prior to the 2016 annual meeting, it is possible that the venBio nominees could constitute a majority of our board of directors following the 2016 annual meeting. Our business, operating results, including progress on developing our lead product candidate, IMMU-132, or our financial condition could be harmed by this proxy contest because, among other things: responding to the proxy contest is costly and time-consuming, is a significant distraction for our board of directors, management and employees, and diverts the attention of our board of directors and senior management from the pursuit of our business strategy, which could adversely affect our results of operations and financial condition.

Until we can generate significant cash through strategic licensing or collaboration agreements, we expect to continue to fund our operations with our current financial resources. These financial resources will not be adequate to sustain our operations at the current level of activity. Having insufficient funds will require the Company to further delay, scale-back, or eliminate some or all of its programs, or renegotiate less favorable terms than it would otherwise choose. Failure to obtain adequate financing also may adversely affect its ability to operate as a going concern. Consequently, if we cannot obtain sufficient funding through strategic licensing or collaborations, we would be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets.  However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected. Additionally, if we raise funds by issuing equity securities, dilution to existing stockholders would result; and if we raise funds by incurring additional debt financing, the terms of the debt may involve future cash payment obligations and/or conversion to equity as well as restrictions that may limit our ability to operate our business.

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

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Patent litigation:

Immunomedics filed a first amended complaint on October 22, 2015 and a second amended complaint on January 14, 2016 in the United States District Court for the District of New Jersey, against Roger Williams Medical Center (“RWMC”), Richard P. Junghans, M.D., Ph.D., and Steven C. Katz, M.D. The second amended complaint alleges that RWMC and Dr. Junghans breached a Material Transfer Agreement (“MTA”) through which it provided to them a monoclonal antibody known as MN-14 and related materials. Defendants are alleged to have breached the MTA and to have been negligent by, among other things, using the materials beyond the agreed-upon Research Project, sharing confidential information, failing to provide Immunomedics with a right of first refusal, failing to notify Immunomedics of intended publications prior to publishing, and refusing to return the materials upon request.  Immunomedics also asserts defendants: claims of conversion, tortious interference, unjust enrichment, and infringement of three patents owned by Immunomedics. On January 28, 2016, defendants filed an Answer to the Second Amended Complaint. On October 12, 2016, Immunomedics filed a Third Amended Complaint, and further added as defendants Sorrento Therapeutics, Inc. and its subsidiaries TNK Therapeutics, Inc., BDL Products, Inc., and CARgenix Holdings, LLC.  Defendants Junghans, Katz, and RWMC subsequently moved to dismiss for failure to state a claim on November 14, 2016, but this motion was denied on January 4, 2017. On December 2, 2016, Sorrento, TNK, BDL, and CARgenix moved to dismiss for lack of personal jurisdiction over them in New Jersey.  The court granted this motion on January 25, 2017.  On January 20, 2017, the court held a Markman hearing to construe the claims in the patents in suit.  A decision on claim construction is currently pending and is expected to issue shortly. Immunomedics and defendants are currently engaged in fact discovery and the exchange of patent disclosures.

Stockholder complaints:

Class Action Stockholder Federal Securities Cases

Two purported class action cases have been filed in the United States District Court for the District of New Jersey; namely, Fergus v. Immunomedics, Inc., et al., No. 2:16-cv-03335, filed June 9, 2016; and Becker v. Immunomedics, Inc., et al., No. 2:16-cv-03374, filed June 10, 2016. These cases arise from the same alleged facts and circumstances, and seek class certification on behalf of purchasers of our common stock between April 20, 2016 and June 2, 2016 (with respect to the Fergus matter) and between April 20, 2016 and June 3, 2016 (with respect to the Becker matter). These cases concern the Company's statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 American Society of Clinical Oncology ("ASCO") conference in Chicago, Illinois.  The complaints allege that these statements were false and misleading in light of June 2, 2016 reports that ASCO had cancelled the presentation because it contained previously reported information.  The complaints further allege that these statements resulted in artificially inflated prices for our common stock, and that the Company and certain of its officers are thus liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  An order of voluntarily dismissal without prejudice was entered on November 10, 2016 in the Becker matter. As of the date hereof, service of the initiating papers in the Fergus matter has not been made on the Company.

Stockholder Derivative Action in the Superior Court of New Jersey

On October 3, 2016, plaintiff commenced an action captioned Rosenfeld v. Goldenberg, et al., No. L-2200-16, alleging the same underlying facts and circumstances as in the pending federal securities class action, the Fergus matter.  Specifically, this action concerns the Company’s statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 ASCO conference in Chicago, Illinois.  The complaint alleges that these statements were false and misleading in light of the June 2, 2016 reports that ASCO had cancelled the presentation because it contained previously reported information.  The complaint further alleges that these statements resulted in artificially inflated prices for our common stock, and that certain directors and officers of the Company breached their fiduciary duties to the Company.  In addition to monetary damages, the complaint seeks to require the Company to reform its corporate governance and internal procedures.  As of the date hereof, service of the initiating papers has not been made on the Company.

Class Action Stockholder Claim in the Court of Chancery of the State of Delaware

On December 13, 2016, plaintiff commenced an action captioned Desanctis v. Goldenberg, C.A. No. 12981-VCL (Del. Ch. Ct.), alleging that the Company's Board of Directors failed to comply with Delaware law and  breached their fiduciary duties when it rescheduled the Immunomedics 2016 Annual Meeting of Stockholders from December 14, 2016 to February 16, 2017.  On December 22, 2016, the Delaware Court of Chancery refused to schedule an expedited hearing in the action and concluded that plaintiff failed to carry his burden of demonstrating that he had pleaded a colorable claim and that there was a threat of irreparable harm.  The Court further stated that the Complaint failed to demonstrate that the Board's actions were unreasonable when it rescheduled the Annual Meeting in response to venBio Select Advisor LLC's proxy contest.

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

Risks Relating to Our Business, Operations and Product Development

Our business and the market price of our common stock could be negatively affected as a result of a proxy contest.

On November 16, 2016, venBio Select Advisor LLC and Behzad Aghazadeh (collectively, “venBio”), filed with the SEC a preliminary proxy statement on Schedule 14A for the purpose of electing four individuals nominated by venBio as directors of the Company at our 2016 annual meeting of stockholders, scheduled to be held on February 16, 2017.  On December 6, 2016, venBio filed with the SEC its definitive proxy statement.  If a settlement with venBio is not reached prior to the 2016 annual meeting, it is possible that the venBio nominees could constitute a majority of our board of directors following the 2016 annual meeting.

Our business, operating results or financial condition could be harmed by this proxy contest because, among other things:

•

Responding to the proxy contest is costly and time-consuming, is a significant distraction for our board of directors, management and employees, and diverts the attention of our board of directors and senior management from the pursuit of our business strategy, which could adversely affect our results of operations and financial condition;

•

Perceived uncertainties as to our future direction, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team, including our chief executive officer, may lead to the perception of a change in the direction of our business, instability or lack of continuity which may be exploited by our competitors, and may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners;

•	The expenses for legal and advisory fees and administrative and associated costs incurred in connection with responding to proxy contests and any related litigation may be substantial; and
•

We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors, management and employees and would require us to incur significant additional costs.

In addition, if the venBio nominees, without the endorsement of the current Board of Directors, are elected and constitute a majority of the board of directors, our business, operating results or financial condition could be harmed a change of control.

The occurrence of any of the foregoing events could adversely affect our business.  In addition, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the uncertainties described above or the outcome of the proxy contest.

We have a long history of operating losses and it is likely that our operating expenses will continue to exceed our revenues for the foreseeable future.

We have incurred significant operating losses since our formation in 1982. As of December 31, 2016, we had an accumulated deficit of approximately $409.1 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our collaboration agreement with Bayer. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging product for which our patent protection has expired (which may leave us vulnerable to increased competition, for example, from biosimilar manufacturers). In addition, we have made the strategic decision to de-emphasize sales of our diagnostic product and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. Although we may have net income from time to time based on the timing and amount of proceeds received under collaborative or licensing agreements, we expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our clinical development efforts.

Although we plan to initiate the Phase 3 trial in TNBC and continue development of IMMU-132 with a partner, we believe our funds available as of December 31, 2016, are sufficient to continue our Phase 2 clinical programs, and also continue, without interruption, the preparation and initiation of the Phase 3 confirmatory clinical trial in TNBC, and the large-scale manufacture of IMMU-132. These activities are necessary to support the planned submission of a BLA to FDA for accelerated approval of IMMU-132 in metastatic triple-negative breast cancer. We anticipate we can also continue our other operations and research and development programs, at a reduced spending level, with or without a partner for at least the next twelve months. If we were to initiate the Phase 3 trial in TNBC and continue development of IMMU-132 before consummating a partnership transaction, we estimate that we would spend approximately $56.0 million for all planned activities assuming reduced spending levels in certain other areas throughout the organization during fiscal 2017.

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

Additionally, on November 16, 2016, venBio Select Advisor LLC and Behzad Aghazadeh (collectively, “venBio”), filed with the SEC a preliminary proxy statement on Schedule 14A for the purpose of electing four individuals nominated by venBio as directors of the Company at our 2016 annual meeting of stockholders, scheduled to be held on February 16, 2017.  On December 6, 2016, venBio filed with the SEC its definitive proxy statement.  If a settlement with venBio is not reached prior to the 2016 annual meeting, it is possible that the venBio nominees could constitute a majority of our board of directors following the 2016 annual meeting. Our business, operating results, including progress on developing our lead product candidate, IMMU-132, or our financial condition could be harmed by this proxy contest because, among other things: responding to the proxy contest is costly and time-consuming, is a significant distraction for our board of directors, management and employees, and diverts the attention of our board of directors and senior management from the pursuit of our business strategy, which could adversely affect our results of operations and financial condition.

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

As of December 31, 2016 we had $46.6 million cash, cash equivalents and marketable securities. During fiscal 2017, we plan to continue our Phase 2 clinical trials of sacituzumab govitecan (IMMU-132) in patients with metastatic triple negative breast cancer (TNBC), metastatic non-small-cell lung cancer (NSCLC), small-cell lung cancer (SCLC), and metastatic urothelial cancers, and also continue, without interruption, the preparation and initiation of the Phase 3 confirmatory clinical trial in TNBC, and the large-scale manufacture of IMMU-132. These activities are necessary to support the planned submission of a BLA to FDA for accelerated approval of IMMU-132 in metastatic triple-negative breast cancer. We also anticipate that we will continue our other operations and research and development programs, at a reduced spending level.

Although the Company has sufficient funding to continue IMMU-132 development, with or without a partner, with reduced expenses for programs other than IMMU-132, it is still our plan to initiate the Phase 3 trial in TNBC and continue development of IMMU-132 with a partner. To that end, we engaged Greenhill & Co., LLC to serve as a strategic advisor primarily to assist in our ongoing efforts to out-license IMMU-132. If we consummate a partnership before initiating the Phase 3 clinical trial in TNBC, based on our cash flow projections, we estimate that we would spend approximately $42.0 million to $44.0 million during fiscal 2017. In the event we do not close such a partnership transaction before initiating the Phase 3 confirmatory trial in TNBC, we would continue development of IMMU-132 while simultaneously seeking to consummate a partnership agreement. If we initiate the Phase 3 trial in TNBC and continue development of IMMU-132 before consummating a partnership transaction, based on our cash flow projections, we estimate that we would spend approximately $56.0 million for all planned development activities at a reduced spending level during fiscal 2017.

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

Until we can generate significant cash through strategic licensing or collaboration agreements, we expect to continue to fund our operations with our current financial resources. These financial resources will not be adequate to sustain our operations. Consequently, if we cannot obtain sufficient funding through strategic licensing or collaborations, we could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets.  However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. The Company’s existing debt will also negatively impact the Company’s ability to raise additional capital. If the Company is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. Having insufficient funds may require us to delay, scale-back, or eliminate some or all of our programs, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

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

Given that recent cancer therapeutics for solid cancers such as the ones we are developing can cost approximately in excess of $12,500 a month, even if our product candidates become available for sale it is likely that federal and state governments, insurance companies and other payers of health care costs will try to first limit the use of these drugs to certain patients, and may be reluctant to provide a level of reimbursement that permits us to earn a significant profit on our investment, if any.

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

As of December 31, 2016, our total consolidated indebtedness was $128.3 million, including our obligations under our Convertible Senior Notes. We intend to fulfill our current debt service obligations, including repayment of the principal from our existing cash and investments, as well as the proceeds from potential licensing agreements and any additional financing from equity or debt transactions. However, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Senior Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow to meet these obligations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive, or delaying or curtailing research and development programs. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

As of December 31, 2016 we had 106,026,321 shares of common stock issued, plus (1) $100 million of principal amount of Convertible Senior Notes convertible into up to approximately 19,583,360 shares of common stock at the conversion rate of $5.11 subject to adjustment as described in the indenture, (2) 4,004,018 options to purchase shares of common stock with a weighted‑average exercise price of $3.39 per share, (3) 487,318 restricted stock units, (4) 9,654,372 for potential future grants of options to purchase shares of common stock under the Plan, (5) 1,500,000 of restricted stock units issued to Dr. Goldenberg as part of the Amended and Restated Employment Agreement and (6) warrants to purchase 10,000,000 shares of common stock with an exercise price of $3.75. Of the 160,000,000 shares of common stock authorized under our Certificate of Incorporation, there are 3,744,611 shares of common stock that remain available for future issuance.

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

As of December 31, 2016, Dr. David M. Goldenberg, our Chairman of the Board, Chief Scientific Officer and Chief Patent Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 7% of our outstanding common stock and approximately 5% of our fully diluted common stock. As a result of this voting power, Dr. Goldenberg has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

IMMUNOMEDICS, INC.

February 9, 2017	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

February 9, 2017	By:	/s/ Michael R. Garone
Michael R. Garone
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1

Amendment to Second Amended and Restated By-Laws of Immunomedics, Inc. (Incorporated by reference to exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Commission on November 28, 2016).

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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language) filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*Filed herewith.