Form 10-Q/A
period 2016-12-31
IMMUNOMEDICS INC
filed 2017-02-10
CIK 722830

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–Q/A to Immunomedics, Inc. quarterly report on Form 10–Q for the period ended December 31, 2016, filed with the Securities and Exchange Commission on February 9, 2017 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q, which was inadvertently filed as Exhibit 100, due to an error by the Company’s filing agent.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

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