Form 10-Q
period 2017-03-31
IMMUNOMEDICS INC
filed 2017-05-10
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Non-Accelerated Filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The number of shares of the registrant’s common stock outstanding as of May 8, 2017 was 109,604,145.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$21,898,468	$13,203,625
Marketable securities	24,071,004	37,424,221
Accounts receivable, net of allowance for doubtful accounts of $21,985 at March 31, 2017 and $74,546 at June 30, 2016	820,787	513,992
Inventory	685,615	350,524
Other receivables	111,190	236,768
Prepaid expenses	763,640	1,038,155
Other current assets	140,353	183,820
Total current assets	48,491,057	52,951,105
Property and equipment, net of accumulated depreciation of $29,268,601 and $28,637,606 at March 31, 2017 and June 30, 2016, respectively	4,168,465	3,969,163
Other long-term assets	30,000	30,000
Total Assets	$52,689,522	$56,950,268

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$19,597,698	$15,188,189
Warrant liabilities	65,199,603	—
Deferred revenues	192,142	235,372
Total current liabilities	84,989,443	15,423,561
Convertible senior notes – net of unamortized debt issuance costs of $2,098,236 at March 31, 2017 and $2,645,602 at June 30, 2016	97,901,764	97,354,398
Other liabilities	1,717,338	1,699,276
Commitments and Contingencies (Note 12)	—	—
Stockholders’ Deficit:
Preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2017 and June 30, 2016	—	—
Common stock, $.01 par value; authorized 155,000,000 shares; issued 109,604,620 shares and outstanding 109,569,895 shares at March 31, 2017; issued 95,867,298 shares and outstanding 95,832,573 shares at June 30, 2016	1,096,045	958,672
Capital contributed in excess of par	336,782,556	311,320,651
Treasury stock, at cost: 34,725 shares at March 31, 2017 and at June 30, 2016	(458,370)	(458,370)
Accumulated deficit	(468,456,204)	(368,504,954)
Accumulated other comprehensive loss	(126,146)	(132,226)
Total Immunomedics, Inc. stockholders’ deficit	(131,162,119)	(56,816,227)
Noncontrolling interest in subsidiary	(756,904)	(710,740)
Total stockholders’ deficit	(131,919,023)	(57,526,967)
Total Liabilities and Stockholders' Deficit	$52,689,522	$56,950,268

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenues:
Product sales	$921,675	$543,145	$1,836,157	$1,714,340
License fee and other revenues	257,442	266,096	282,556	302,324
Research and development	144,322	89,838	330,702	284,397
Total revenues	1,323,439	899,079	2,449,415	2,301,061

Costs and Expenses:
Costs of goods sold	135,585	337,675	437,452	460,458
Research and development	12,491,290	13,298,860	39,765,180	40,473,666
Sales and marketing	302,509	248,425	703,440	778,642
General and administrative	10,514,243	1,580,824	13,969,783	4,960,959
Total costs and expenses	23,443,627	15,465,784	54,875,855	46,673,725
Operating loss	(22,120,188)	(14,566,705)	(52,426,440)	(44,372,664)
Changes in fair market value of warrant liabilities	(28,336,865)	—	(35,567,205)	—
Warrant related expenses	(7,649,395)	—	(7,649,395)	—
Interest expense	(1,369,955)	(1,369,955)	(4,109,866)	(4,109,866)
Interest and other income, net	64,574	81,911	219,536	257,631
Other financing expenses	—	—	(346,568)	—
Foreign currency transaction gain (loss), net	91,471	(38,699)	(117,476)	(42,210)
Loss before income tax benefit	(59,320,358)	(15,893,448)	(99,997,414)	(48,267,109)
Income tax benefit	—	1,871,772	—	5,056,772
Net loss	(59,320,358)	(14,021,676)	(99,997,414)	(43,210,337)
Less: Net loss attributable to noncontrolling interest	(14,340)	(25,631)	(46,164)	(74,420)
Net loss attributable to Immunomedics, Inc. stockholders	$(59,306,018)	$(13,996,045)	$(99,951,250)	$(43,135,917)
Loss per common share attributable to Immunomedics, Inc. stockholders (basic and diluted):	$(0.55)	$(0.15)	$(0.97)	$(0.46)
Weighted average shares used to calculate loss per common share (basic and diluted)	107,839,947	94,748,252	102,756,818	94,669,326
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(52,247)	72,837	58,569	35,566
Unrealized gain (loss) on securities available for sale	5,467	90,925	(52,489)	11,658
Other comprehensive income (loss), net of tax:	(46,780)	163,762	6,080	47,224
Comprehensive loss	(59,367,138)	(13,857,914)	(99,991,334)	(43,163,113)
Less comprehensive loss attributable to noncontrolling interest	(14,340)	(25,631)	(46,164)	(74,420)
Comprehensive loss attributable to Immunomedics, Inc. stockholders	$(59,352,798)	$(13,832,283)	$(99,945,170)	$(43,088,693)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(99,997,414)	$(43,210,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	35,567,205	—
Warrant related expense	7,649,395	—
Depreciation and amortization	633,079	504,780
Amortization of deferred revenue	(43,230)	(5,975)
Amortization of bond premiums	205,071	538,200
Amortization of debt issuance costs	547,366	547,366
Amortization of deferred rent	18,062	74,637
Loss (gain) on sale of marketable securities	15,682	(1,844)
Increase (decrease) in allowance for doubtful accounts	(52,561)	31,077
Non-cash expense related to stock compensation	2,593,085	2,840,560
Non-cash decrease in value of life insurance policy	—	20,566
Other	346,568	—
Changes in operating assets and liabilities	4,331,955	2,742,797
Net cash used in operating activities	(48,185,737)	(35,918,173)
Cash flows from investing activities:
Purchases of marketable securities	(29,160,546)	(2,749,117)
Proceeds from sales/maturities of marketable securities	42,240,521	38,020,088
Purchases of property and equipment	(829,325)	(1,430,759)
Net cash provided by investing activities	12,250,650	33,840,212
Cash flows from financing activities:
Sale of common stock and warrants, net of related expenses	43,278,473	—
Exercise of stock options	1,812,780	158,079
Tax withholding payments for stock compensation	(448,625)	(317,390)
Net cash provided by (used in) financing activities	44,642,628	(159,311)
Effect of changes in exchange rates on cash and cash equivalents	(12,698)	(6,194)
Net (decrease) increase in cash and cash equivalents	8,694,843	(2,243,466)
Cash and cash equivalents beginning of period	13,203,625	13,452,775
Cash and cash equivalents end of period	$21,898,468	$11,209,309
Supplemental disclosure of cash flow information:
Interest paid	$4,750,000	$4,802,778

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

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and the instructions to the Quarterly Report on Form 10‑Q and Regulation S‑X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. Operating results for the three and nine-month periods ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2017, or any other period.

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

As of March 31, 2017 the Company had $46.0 million in cash, cash equivalents and marketable securities. On May 4, 2017, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a select group of institutional purchasers, (the “Purchasers”), including venBio Select Advisor LLC (“venBio”), pursuant to which the Company, in a private placement, agreed to issue and sell to the Purchasers 1,000,000 shares (the “Preferred Shares”) of the Company’s newly-designated Series A-1 Convertible Preferred Stock, par value $0.01 per share (the “Series A-1 Convertible Preferred Stock”), at a price of $125 per share for gross proceeds to the Company of $125 million, before deducting fees and expenses (the “Financing”). The Financing closed on May 10, 2017.

The Company expects to use the net proceeds from the $125 million private placement to support the development of IMMU-132, including the goal of filing a Biologics License Applications (“BLA”) for Accelerated Approval of IMMU-132 in mTNBC from the U.S. Food and Drug Administration (the “FDA”). The capital will also fund general corporate and operational enhancements. With this new capital and the Company’s current cash on hand, Immunomedics expects to have sufficient operating funds through the third quarter of 2018.

The Immunomedics Board of Directors (the “Board”), as recently seated, has conducted a review of the strategy of the Company, including a review of the projected timeline for submission of a BLA for IMMU-132. These efforts to date have resulted in an updated timeline for the execution of delivering IMMU-132 to market, as well as the assessment of various deal structures and partnerships towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond. The Company is targeting to file the BLA with FDA for accelerated approval of IMMU-132 for the use of patients with mTNBC between late fourth quarter 2017 and the first quarter 2018, subject to FDA input on the acceptance of the Company’s chemistry, manufacturing and controls filing plan.

The Company may require additional funding after the third quarter of 2018 to secure regulatory approval from the FDA, complete commercial preparations to market IMMU-132 to mTNBC patients in the United States, complete its clinical trials currently underway or planned, continue research and new development programs, and continue operations. Potential sources of funding include the exercise of outstanding warrants, potential various strategic partnership transactions towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, and equity and potential debt financing.

Until the Company can generate significant cash through the exercise of outstanding warrants, various strategic partnership transactions towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, or commercial operations, it expects to continue to fund its operations with its current financial resources. These financial resources are adequate to sustain the Company’s operations at a level of activity sufficient to support the filing of the BLA with the FDA for accelerated approval of IMMU-132 for patients with mTNBC; to continue manufacturing IMMU-132 at large scale to prepare for commercial operations in the U.S. marketplace; to initiate a Phase 3 clinical trial of IMMU-132 for mTNBC patients to support the filing of the BLA, to initiate preparations to market IMMU-132 to mTNBC patients in the U.S. and, subject to meeting all standards, completing review and final determination of the FDA, to secure accelerated regulatory approval to market IMMU-132 for the use of patients with mTNBC in the U.S.. After the third quarter 2018, if the Company cannot obtain sufficient funding through the exercise of outstanding Warrants, various strategic partnership transactions towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, it could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that the Company will be able to raise the additional capital needed to complete its pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. The Company’s existing debt may also negatively impact the Company’s ability to raise additional capital. If the Company is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected.

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

Inventory

Inventory, which consists of the raw materials, work-in-process and finished product of LeukoScan®, is stated at the lower of cost (which approximates first-in, first-out) or market, and includes materials, labor and manufacturing overhead.

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

            The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the nine-month periods ended March 31, 2017 and 2016:

	Nine Months Ended
	March 31,
	2017	2016
Expected dividend yield	0%	0%
Expected option term (years)	5.05	5.03
Expected stock price volatility	63%	56%
Risk-free interest rate	1.16% - 2.15%	1.25% - 1.64%

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

Common Stock Warrants

In connection with certain financing transactions in October 2016 and February 2017, the Company issued warrants and recorded them as liabilities due to certain net cash settlement provisions or due to the fact that the Company will need stockholder approval to increase its authorized capital before the related warrants may be exercised. The warrants were recorded at fair value using the Black-Scholes valuation model. The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the term of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. These warrants are subject to re-measurement at each balance sheet date until the warrants are exercised or expired, and any change in fair value is recognized as “change in the fair value of warrant liability” in the consolidated statements of operations.

Income Taxes

            The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. The Company has recorded a full valuation allowance against its net deferred tax assets as of March 31, 2017.

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

            The Company’s U.S. operations and foreign jurisdictions reported a net loss for the three and nine-month periods ended March 31, 2017 and 2016, resulting in a tax benefit that was fully offset by a valuation allowance.

During the prior fiscal year the Company sold certain State of New Jersey State Net Operating Losses (“NOL”) and Research and Development (“R&D”) tax credits through the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program. Pursuant to such sale, during the three and nine-month periods ended March 31, 2016, the Company recorded a tax benefit of $1.9 million and $5.1 million, respectively, as a result of its sale of approximately $30.3 million and $66.2 million, respectively, of New Jersey State NOL and $0.2 million and $1.5 million, respectively, of New Jersey R&D tax credits. There were no such sales during the current fiscal year.

            The Company has no liability for uncertain tax positions as of March 31, 2017.

Net Loss Per Share Allocable to Common Stockholders

            Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or conversion of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three and nine-month periods ended March 31, 2017 and 2016. The common stock equivalents excluded from the diluted per share calculation are 31,893,172 and 27,668,571 shares at March 31, 2017 and 2016, respectively.

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

3.          Marketable Securities

Marketable securities at March 31, 2017 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$5,034	$—	$(3)	$5,031
Certificate of Deposits	4,239	—	—	4,239
U.S. Government Sponsored Agencies	3,217	—	(3)	3,214
Corporate Debt Securities	7,822	—	(8)	7,814
Commercial Paper	3,773	—	—	3,773
	$24,085	$—	$(14)	$24,071

Maturities of debt securities classified as available-for-sale were as follows at March 31, 2017 (in thousands):

		Net Carrying
	Fair Value	Amount
Due within one year	$24,071	$24,156
Due after one year through five years	—	—
	$24,071	$24,156

Marketable securities at June 30, 2016 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$5,059	$6	$—	$5,065
Certificate of Deposits	3,000	3	—	3,003
U.S. Government Sponsored Agencies	14,311	31	—	14,342
Corporate Debt Securities	15,014	2	(2)	15,014
	$37,384	$42	$(2)	$37,424

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2016 (in thousands):

		Net Carrying
	Fair Value	Amount
Due within one year	$37,424	$37,601
Due after one year through five years	—	—
	$37,424	$37,601

4.Convertible Senior Notes

In February 2015, the Company issued $100.0 million of Convertible Senior Notes (net proceeds of approximately $96.3 million after deducting the initial purchasers’ fees and offering expenses) in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 144A under the Securities Act (the “Convertible Senior Notes”). The Convertible Senior Notes will mature on February 15, 2020, unless earlier purchased or converted. The debt issuance costs of approximately $3.7 million, primarily consisting of underwriting, legal and other professional fees, are amortized over the term of the Convertible Senior Notes. The Convertible Senior Notes are senior unsecured obligations of the Company. Interest at 4.75% is payable semiannually on February 15 and August 15 of each year. The effective interest rate on the Convertible Senior Note was 5.48% for the period from the date of issuance through March 31, 2017.

The Convertible Senior Notes are convertible at the option of holders into approximately 19.6 million shares of Common Stock at any time prior to the close of business on the day immediately preceding the maturity date. The conversion rate will initially be 195.8336 shares of Common Stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $5.11 per share of Common Stock).

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

Total interest expense for the Convertible Senior Notes for the three-month periods ended March 31, 2017 and 2016 were $1.4 million and $4.1 million for the nine-month periods ended March 31, 2017 and 2016. Included in interest expense is the amortization of debt issuance costs of $0.2 million for the three-month periods ended March 31, 2017 and 2016, and $0.5 million for the nine-month periods ended March 31, 2017 and 2016.

5. Warrant Liabilities

In connection with its public offering in October 2016, the Company issued warrants that have net cash settlement provisions. In addition, in connection with a stock purchase agreement in February 2017 the Company issued warrants that may only be exercised, upon receiving stockholder approval to increase its authorized capital. Accordingly, these warrants do not meet the criteria for classification as equity and are recorded as liabilities. The Company recognized these warrants as liabilities at their fair values and re-measures them at fair value on each reporting date.

The Company uses Level 2 inputs for its valuation methodology for the warrant liabilities. The estimated fair value was determined using a Black-Scholes valuation model based on various assumptions. The warrant liabilities are adjusted to reflect estimated fair value at each period end, with any changes in the fair value being recorded in changes in fair value of warrant liabilities.

The estimated fair value of the warrant liabilities was approximately $65.2 million and $14.5 million, as of March 31, 2017 and December 31, 2016, respectively. The change in fair value of the warrant liabilities for the three and nine month period ended March 31, 2017 was approximately $28.3 million and $35.6 million, respectively.

6.Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, warrant liability and Convertible Senior Notes. The carrying amount of accounts receivable, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments as of March 31, 2017 and June 30, 2016.

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

Financial instruments recorded on the condensed consolidated balance sheets as of March 31, 2017 and June 30, 2016 are categorized based on the inputs to the valuation techniques as follows (in thousands):

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

Cash equivalents and marketable securities:

	($ in thousands)
March 31, 2017	Level 1	Level 2	Level 3	Total
Money Market Funds Note (a)	$19,248	$—	$—	$19,248
Marketable Securities:
U.S. Treasury Bonds	5,031	—	—	5,031
Certificate of Deposits	4,239	—	—	4,239
U.S. Government Sponsored Agencies	3,214	—	—	3,214
Corporate Debt Securities	7,814	—	—	7,814
Commercial Paper	3,773	—	—	3,773
Total	$43,319	$—	$—	$43,319

	($ in thousands)
June 30, 2016	Level 1	Level 2	Level 3	Total
Money Market Funds Note (a)	$10,012	$—	$—	$10,012
Marketable Securities:
U.S. Treasury Bonds	5,065	—	—	5,065
Certificate of Deposits	3,003	—	—	3,003
U.S. Government Sponsored Agencies	14,342	—	—	14,342
Corporate Debt Securities	15,014	—	—	15,014
Total	$47,436	$—	$—	$47,436

(a)	The money market funds noted above are included in cash and cash equivalents.

Convertible Senior Notes

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows (in thousands):

	As of March 31, 2017		As of June 30, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Convertible Senior Notes	$97,902	$139,850	$97,354	$71,359

The fair value of the Convertible Senior Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Senior Notes observed in market trading which are Level 2 inputs.

Warrant Liabilities

The Company has determined its warrant liabilities to be a Level 2 fair value measurement and used the Black Scholes valuation model to calculate the fair value as of March 31, 2017, February 10, 2017 (date of issuance of warrant liabilities in connection with stock purchase agreement) and October 11, 2016 (date of issuance of warrants in connection with public offering):

At the measurement dates, the Company estimated the fair value for the warrants based on Black-Scholes valuation model and using the following assumptions:

	March 31,	March 31,	February 10,	October 11,
	2017 (1)	2017 (2)	2017	2016
Risk-free interest rate	1.50%	1.15%	1.47%	0.87%
Expected remaining term	2.87 years	1.53 years	3.0 years	2.0 years
Expected volatility	70.77%	75.31%	71.42%	75.00%
Dividend yield	0%	0%	0%	0%

(1)	Represents the fair value assumptions for the warrants issued in connection with February 10, 2017 stock purchase agreement.
(2)	Represents the fair value assumptions for the warrants issued in connection with October 11, 2016 on public offering.

The following table sets forth the changes in the fair value for the warrant liability during the nine -month period ended March 31, 2017 (in thousands):

Level 2
Fair value – July 1, 2016	$—
Additions, pursuant to October 11, 2016 public offering	7,313
Additions, pursuant to February 16, 2017 stock purchase agreement	22,320
Change in fair value	35,567
Fair value – March 31, 2017	$65,200

7.Stockholders’ Deficit

Common stock

On October 11, 2016, the Company completed an underwritten public offering of 10 million shares of its Common Stock and accompanying warrants to purchase 10 million shares of Common Stock at a purchase price of $3.00 per unit, comprising of one share of Common Stock and one warrant. The Company received gross and net proceeds of $30.0 million and approximately $28.6 million, respectively after deducting the underwriting discounts and commissions and estimated expenses related to the offering payable. The warrants became exercisable six months following the date of issuance, and will expire on the second anniversary of the date of issuance and have an exercise price of $3.75. On the date of issuance, the fair value of these warrants was determined to be $7.3 million and recognized as a liability. The shares of common stock were sold pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission (the “SEC”). The warrants under certain situations require cash settlement by the Company.

On February 10, 2017, in connection with the execution of the License Agreement, which was terminated by mutual agreement on May 4, 2017, the Company entered into the Securities Purchase Agreement (“SPA”) with Seattle Genetics, Inc., (“SGEN”). Under the SPA, SGEN purchased 3,000,000 shares of the Company’s Common Stock at a price of $4.90 per share, for aggregate proceeds of $14.7 million. Concurrently with the sale of the Common Shares, pursuant to the SPA, the Company also agreed to issue the three-year warrant SGEN Warrant to purchase an aggregate of 8,655,804 shares of Common Stock. The SGEN Warrant will be exercisable for cash only and only upon approval by the Company’s stockholders of an amendment to the Company’s certificate of incorporation, and filing thereof, increasing such number of shares of Common Stock in an amount sufficient to allow for the exercise of the shares being issued upon the exercise of the SGEN Warrant, at an initial exercise price equal to $4.90 per share of Common Stock. The SGEN Warrant was issued on February 16, 2017 and was originally exercisable until February 10, 2020. On the date of issuance, the fair value of these warrants was determined to be $22.3 million. The difference between such fair value and the proceeds of $14.7 million has been recognized as an expense and presented in the consolidated statement operations as a “warrant related expense.” Pursuant to the terms of the Termination Agreement entered on May 4, 2017, the Company and SGEN also agreed to amend the terms of the SGEN Warrant to amend the expiration date from February 10, 2020 to the later of (i) December 31, 2017, and (ii) the date that is six months following the date on which a sufficient number of shares of Common Stock are authorized and reserved for issuance to permit the full exercise of the SGEN Warrant.

On May 4, 2017, the Company entered into the Purchase Agreement with the Purchasers, pursuant to which the Company, in a private placement, agreed to issue and sell to the Purchasers 1,000,000 shares of Series A-1 Convertible Preferred Stock at a price of $125 per share for gross proceeds to the Company of $125 million, before deducting fees and expenses. Each Preferred Share will be convertible, into 23.10536 shares of Common Stock (or an aggregate of 23,105,360 shares of Common Stock). The effective purchase price per share of Common Stock (assuming conversion) is $5.41, (the closing price per share of Common Stock as listed on NASDAQ on May 4, 2017). The Financing closed on May 10, 2017.

The Company currently does not have a sufficient number of authorized and unreserved shares of Common Stock to permit the conversion of the Preferred Shares. Pursuant to the Purchase Agreement, the Company has agreed to use commercially reasonable efforts to seek stockholder approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of shares of authorized Common Stock by an aggregate number of shares of Common Stock to enable conversion of all of the Preferred Shares into shares of Common Stock, and to continue, as necessary, to seek such stockholder approval until the Charter Amendment receives the requisite stockholder approval. The Preferred Shares will automatically convert to shares of Common Stock upon stockholder approval of the Charter Amendment and subsequent filing of the Charter Amendment with the Secretary of State of the State of Delaware. To the extent the Company is unsuccessful in obtaining stockholder approval for the Charter Amendment and the increase in authorized shares of Common Stock has not become effective by August 31, 2017, then a cash dividend shall accrue on each share of Series A-1 Convertible Preferred Stock at a rate per annum equal to 1.00% of the initial purchase price per share of Series A-1 Convertible Preferred Stock, with the rate of accrual to increase by an additional 1.00% for each month following August 31, 2017 during which the Preferred Conversion Event (as defined in the Certificate of Designation) has not occurred.

8.Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Currency	Net Unrealized Gains	Accumulated Other
	Translation	(Losses) on Available-	Comprehensive
	Adjustments	for-Sale Securities	(Loss) Income
Balance, July 1, 2016	$(172)	$40	$(132)
Other comprehensive income (loss) before reclassifications	59	(69)	(10)
Amounts reclassified from accumulated other comprehensive income (loss) (a)	—	16	16
Net current-period other comprehensive income	59	(53)	6
Balance, March 31, 2017	$(113)	$(13)	$(126)
Balance, July 1, 2015	$(173)	$12	$(161)
Other comprehensive income before reclassifications	36	13	49
Amounts reclassified from accumulated other comprehensive income (a)	—	(2)	(2)
Net current-period other comprehensive income	36	11	47
Balance, March 31, 2016	$(137)	$23	$(114)

(a)	For the nine-month periods ended March 31, 2017 and 2016, $16 thousand and $2 thousand was reclassified from accumulated other comprehensive loss to interest and other income, respectively.

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

Under the Plan option awards are generally granted with an exercise price equal to the closing price of the Company’s Common Stock on the date of grant. Those option awards generally vest based on four years of continuous service and have seven year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the closing price of the Company’s  Common Stock on the date of grant, are vested immediately and have seven year contractual terms. At March 31, 2017 there were 15,018,665 shares of Common Stock reserved for possible future issuance under the Plan, both currently outstanding (5,448,498 shares) and those available to be issued for future grants (9,570,167 shares).

The weighted average fair value at the date of grant for options granted during the nine-month periods ended March 31, 2017 and 2016 were $1.85 and $1.00 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding and the expected stock price volatility is based on the Company’s daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the nine-month period ended March 31, 2017 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
				(in 000’s)
Outstanding, July 1, 2016	4,015,895	$3.42
Granted	331,032	$3.44
Exercised	(559,810)	$3.24
Cancelled or forfeited	(204,083)	$4.21
Outstanding, March 31, 2017	3,583,034	$3.40	3.46	$10,987
Exercisable, March 31, 2017	2,491,812	$3.61	2.57	$7,136

A summary of the Company’s non-vested restricted and performance stock units at March 31, 2017, and changes during the nine-month period ended March 31, 2017 are presented below:

		Weighted-Average
		per Share of
Outstanding Non-Vested		Market Value on
Restricted and Performance Stock Units	Number of Awards	Grant Date
Non-vested at July 1, 2016	2,066,041	$2.57
Restricted Units Granted(a)	106,061	$3.30
Vested/Exercised	(292,169)	$3.66
Cancelled	(14,469)	$3.11
Non-vested at March 31, 2017	1,865,464	$2.43

(a)	For the nine-month period ended March 31, 2017, 106,061 restricted stock units were awarded to the Company’s President and Chief Executive Officer.

The Company has 2,956,686 non-vested options, restricted stock units and performance stock units outstanding as of March 31, 2017. As of March 31, 2017, there was $3.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 1.94 years. The Company recorded $0.8 million and $2.3 million for total stock-based compensation expense for employees, executive officers and non-employee Board members for the three and nine-month periods ended March 31, 2017, respectively as compared to $0.9 million and $2.8 million for the three and nine-month periods ended March 31, 2016, respectively.

On August 20, 2015, the Company awarded an additional 214,205  restricted stock units to certain executive officers of the Company at the closing price on that date ($1.76 per share). These restricted stock units will vest over a four year period. As of March 31, 2017, there was $0.8 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these executive officers, excluding performance stock units. The cost is being recognized over a weighted-average period of 2.33 years. The Company recorded $0.1 million and $0.4 million for stock-based compensation expense for restricted stock units for the three and nine-month periods ended March 31, 2017, respectively, and $0.2 million and $0.5 million for the three and nine-month periods ended March 31, 2016, respectively.

As part of the Amended and Restated Employment Agreement with Dr. Goldenberg, the Company’s Chief Scientific Officer and Chief Patent Officer, which became effective July 1, 2015, (see Note 11), Dr. Goldenberg received a grant of 1,500,000 Restricted Stock Units, which shall vest, if at all, after the three (3) year period commencing on the grant date of July 14, 2015, provided the applicable milestones based on achievement of certain market conditions (stock prices) are met and conditioned upon Dr. Goldenberg's continued employment through the vesting period, subject to the terms and conditions of the Restricted Stock Units Notice and the Restricted Stock Units Agreement and such other terms and conditions as set forth in the grant agreement. The Company recorded $0.3 million and $0.9 million for the stock-based compensation for the three and nine-month periods ended March 31, 2017, respectively, and $0.3 million and $0.8 million for the three and nine-month periods ended March 31, 2016, respectively. There is $1.5 million of total unrecognized compensation cost related to these non-vested Restricted Stock Units granted as March 31, 2017. That cost is being recognized over a remaining weighted-average period of 1.29 years.

During fiscal year 2014 the Company awarded certain executive officers Performance Units (as such term is defined in the Plan) of up to 389,864 units of restricted stock units which are subject to attainment of certain performance milestones as well as certain continued service requirements. All or a portion of the Performance Units vest based upon the level of achievement of the milestones set forth in each agreement, which is expected to be achieved within five years of the grant date. The Performance Units that vest based upon attainment of the performance milestone will be exercisable based on a percentage basis on the attainment of anniversary dates. During the nine-month period ended March 31, 2017 and 2016, the Company awarded 97,465 and 58,480 units of restricted stock units, respectively, of these restricted stock units to the executive officers as a result of achieving certain continued service requirements. During the nine-month period ended March 31, 2016, 77,973 units were awarded from achieving the four performance milestones. As of March 31, 2016, all four of the performance milestones have been achieved. There are 38,987 Performance Units available that are based on certain continued service requirements that began on each performance milestone vesting date. The Company recorded $12 thousand and $0.1 million for the stock-based compensation for the three and nine-month periods ended March 31, 2017, respectively, as compared to $0.1 million and $0.3 million for the three and nine-months ended March 31, 2016, respectively. There is $30 thousand of total unrecognized compensation cost related to these non-vested Performance Units granted as of March 31, 2017. That cost is being recognized over a weighted-average period of 0.75 years. The unrecognized compensation cost is based on continued service requirements.

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the three and nine-months ended March 31, 2017 and 2016, respectively ($ in thousands):

	As of and for the three months ended
	March 31, 2017
	United
	States	Europe	Total
Total assets	$50,824	$1,866	$52,690
Property and equipment, net	4,088	80	4,168
Revenues	401	922	1,323
(Loss) income before taxes	(59,378)	58	(59,320)

	As of and for the three months ended
	March 31, 2016
	United
	States	Europe	Total
Total assets	$66,324	$1,318	$67,642
Property and equipment, net	3,099	69	3,168
Revenues	356	543	899
Loss before taxes	(15,789)	(104)	(15,893)

	For the nine months ended
	March 31, 2017
	United
	States	Europe	Total
Revenues	$613	$1,836	$2,449
Loss before taxes	(99,812)	(185)	(99,997)

	For the nine months ended
	March 31, 2016
	United
	States	Europe	Total
Revenues	$587	$1,714	$2,301
Loss before taxes	(47,977)	(290)	(48,267)

11.Related Party Transactions

Certain of the Company’s affiliates, including members of its senior management and Board, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, Ms. Sullivan, who is the wife of Dr. Goldenberg, and certain companies with which the Company does business, including the Center for Molecular Medicine and Immunology (“CMMI”), which has ceased operations, and IBC Pharmaceuticals, Inc., a majority-owned subsidiary.

The Company incurred no legal expenses on behalf of CMMI for patent related matters in the three-month period ended March 31, 2017 and $4 thousand of legal expenses for the nine-month period ended March 31, 2017, as compared to $6 thousand and $20 thousand for the three and nine-month periods ended March 31, 2016, respectively. The Company has first rights to license those patents, and may decide whether or not to support them.

For the three and nine-month periods ended March 31, 2017, Dr. Goldenberg received approximately $10 thousand and $31 thousand, respectively, in compensation for his services to IBC. For the three and nine-month periods ended March 31, 2016, such compensation was approximately $22 thousand and $66 thousand, respectively.

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

For the year ended June 30, 2015, the Company recognized $1.0 million in license and other revenue for the completion of the clinical development milestone as described in the Collaboration Agreement, which required the shipment of sufficient quantities of clinical grade material to Bayer to complete their Phase 1 clinical trial. In addition, in January 2017 and 2016, the Company recorded revenue of $0.3 million representing an anniversary payment under the agreement. The contract, as amended provides for the Company to receive similar payments of $0.3 million, representing “anniversary payments” over the next two fiscal years.

13.Commitments and Contingencies

a. Employment Contracts

Dr. David M. Goldenberg

Effective July 1, 2015, the Company entered into the Amended and Restated Employment Agreement with Dr. Goldenberg pertaining to Dr. Goldenberg’s service to the Company as the Company’s Chairman of the Board, Chief Scientific Officer and Chief Patent Officer (the “Amended and Restated Goldenberg Agreement”). The Amended and Restated Goldenberg Agreement was to continue until July 1, 2020.

On May 3, 2017 Dr. Goldenberg and other parties entered into the Term Sheet, to resolve certain legal actions among the parties as described in Note 14 below. Upon execution of the contemplated Settlement Agreement, Dr. Goldenberg will remain a director of the Company, but has agreed to resign from all officer and other positions of the Company and all director, officer and other positions at any of the Company’s affiliates (other than Dr. Goldenberg’s position as a member of the board of directors of IBC Pharmaceuticals, the Company’s majority owned U.S. subsidiary), effective as of the date of the Settlement Agreement. The Settlement Agreement will provide that Dr. Goldenberg will abide by all post-termination covenants and obligations contemplated by the Amended and Restated Goldenberg Agreement. In exchange for a release of claims as required by the Amended and Restated Goldenberg Agreement and subject to compliance with the terms of the Settlement Agreement, Dr. Goldenberg will be entitled to (i) termination payments in accordance with the Amended and Restated Goldenberg Agreement for a termination without Good Cause after a Change in Control, (ii) accelerated vesting or extension of exercise period for equity awards already earned, pursuant to the Amended and Restated Goldenberg Agreement, (iii) COBRA payments, and (iv) royalties or payment in accordance with existing agreements. The foregoing cash payments accumulate to approximately $3.6 million (a portion of which remain in dispute). Additionally, the vesting of the grant of 1,500,000 Restricted Stock Units to Dr. Goldenberg under the terms of the Amended and Restated Goldenberg Agreement, are in dispute.

The Parties to the Term Sheet have agreed to arbitrate disputes relating to Dr. Goldenberg’s claimed entitlement to certain equity awards and severance payments, and Dr. Goldenberg’s claimed rights to certain bonus payments, to the extent the Parties cannot reach agreement on such issues before execution of the Settlement Agreement. The Company has agreed to pay in full the arbitrator in such arbitration as well as reasonable attorneys’ fees and expenses incurred by Dr. Goldenberg in connection with any such arbitration, up to a maximum amount of $650,000.

 Under the existing agreements, Dr. Goldenberg is eligible to receive royalty payments on royalties received by the Company. For each fiscal year the Company shall pay Dr. Goldenberg a sum equal to a percentage of the annual royalties the Company receives on each of the products for which Dr. Goldenberg is an Inventor, and all products using, related to or derived from products for which Dr. Goldenberg is an Inventor. The percentage of royalties that the Company will pay to Dr. Goldenberg on each patented product will be determined based on the percentage of royalties that the Company must pay to external third parties.

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

Cynthia L. Sullivan

Effective July 1, 2014, the Company entered into the Fifth Amended and Restated Employment Agreement with Cynthia L. Sullivan pertaining to Ms. Sullivan’s service to the Company as the Company’s President and Chief Executive Officer (the “Amended Sullivan Agreement”), which was to terminate on June 30, 2017. Such agreement stipulated that an absence of a successor employment agreement by March 1, 2017, will be considered as a termination without cause before Change in Control of the Amended Sullivan Agreement. As a result of this deemed termination, as of March 31, 2017, Ms. Sullivan would have been entitled to (i) termination payments in accordance with the Amended Sullivan Agreement for a termination without Cause before a Change in Control, and (ii) COBRA payments. Accordingly, as of March 31, 2017, the Company accrued an expense of approximately $2.1 million related to this termination. On May 3, 2017 Ms. Sullivan and other parties entered into the Term Sheet to resolve certain legal actions among the parties as described in Note 14 below. Upon execution of the contemplated Settlement Agreement, Ms. Sullivan has agreed to resign from all director, officer and other positions of the Company and any of its affiliates, effective as of the date of the Settlement Agreement. The Settlement Agreement will provide that Ms. Sullivan will abide by all post-termination covenants and obligations contemplated by the Amended Sullivan Agreement. In exchange for a release of claims as required by the Sullivan Agreement and subject to compliance with the terms of the Settlement Agreement, Ms. Sullivan will be entitled to (i) termination payments in accordance with the Amended Sullivan Agreement for a termination without Good Cause after a Change in Control, (ii) accelerated vesting or extension of the exercise period for equity awards already earned, pursuant to the Amended Sullivan Agreement, and (iii) COBRA payments. The foregoing cash payments accumulate to approximately $3.4 million (a portion of which remain in dispute).

The Parties to the Term Sheet have agreed to arbitrate disputes relating to Ms. Sullivan’s claimed entitlement to certain equity awards and severance payments, and Ms. Sullivan’s claimed rights to certain bonus payments, to the extent the Parties cannot reach agreement on such issues before execution of the Settlement Agreement. The Company has agreed to pay in full the arbitrator in such arbitration as well as reasonable attorneys’ fees and expenses incurred by Ms. Sullivan in connection with any such arbitration, up to a maximum amount of $650,000.

b. Change of Control Agreements

Certain employees have Change of Control Agreements, whereby if a majority of a new board of directors is constituted by newly elected board members not endorsed by the Company’s current Board of Directors, and if, subsequent to such a change, there is a significant change in the responsibilities or employment status of these executives, then severance provisions included in their Change of Control Agreements could be triggered. These severance provisions could result in accelerated vesting of equity compensation and significant, unbudgeted, cash severance payments.

c. Legal Matters

The following is a summary of legal matters that are outstanding:

Patent litigation:

Immunomedics filed a first amended complaint on October 22, 2015 and a second amended complaint on January 14, 2016 in the United States District Court for the District of New Jersey, against Roger Williams Medical Center (“RWMC”), Richard P. Junghans, M.D., Ph.D. and Steven C. Katz, M.D. The second amended complaint alleges that RWMC and Dr. Junghans breached a Material Transfer Agreement (“MTA”) through which it provided to them a monoclonal antibody known as MN-14 and related materials. Defendants are alleged to have breached the MTA and to have been negligent by, among other things, using the materials beyond the agreed-upon Research Project, sharing confidential information, failing to provide Immunomedics with a right of first refusal, failing to notify Immunomedics of intended publications prior to publishing, and refusing to return the materials upon request. Immunomedics also asserts defendants: claims of conversion, tortious interference, unjust enrichment, and infringement of three patents owned by Immunomedics. On January 28, 2016, defendants filed an Answer to the Second Amended Complaint. On October 12, 2016, Immunomedics filed a Third Amended Complaint, and further added as defendants Sorrento Therapeutics, Inc. and its subsidiaries TNK Therapeutics, Inc., BDL Products, Inc., and CARgenix Holdings, LLC. Defendants Junghans, Katz, and RWMC subsequently moved to dismiss for failure to state a claim on November 14, 2016, but this motion was denied on January 4, 2017. On December 2, 2016, Sorrento, TNK, BDL, and CARgenix moved to dismiss for lack of personal jurisdiction over them in New Jersey. The court granted this motion on January 25, 2017. On January 20, 2017, the court held a Markman hearing to construe the claims in the patents in suit. On February 28, 2017, the court issued an opinion and order finding, inter alia, that the term “effective amount” in the patents in suit is not indefinite and should be given its plain and order meaning, as proposed by Immunomedics, of “an amount capable of producing the claim result.”

Stockholder complaints:

Class Action Stockholder Federal Securities Cases

Two purported class action cases have been filed in the United States District Court for the District of New Jersey; namely, Fergus v. Immunomedics, Inc., et al., No. 2:16-cv-03335, filed June 9, 2016; and Becker v. Immunomedics, Inc., et al., No. 2:16-cv-03374, filed June 10, 2016. These cases arise from the same alleged facts and circumstances, and seek class certification on behalf of purchasers of our common stock between April 20, 2016 and June 2, 2016 (with respect to the Fergus matter) and between April 20, 2016 and June 3, 2016 (with respect to the Becker matter). These cases concern the Company's statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 American Society of Clinical Oncology ("ASCO") conference in Chicago, Illinois. The complaints allege that these statements were false and misleading in light of June 2, 2016 reports that ASCO had cancelled the presentation because it contained previously reported information. The complaints further allege that these statements resulted in artificially inflated prices for our common stock, and that the Company and certain of its officers are thus liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. An order of voluntarily dismissal without prejudice was entered on November 10, 2016 in the Becker matter. An order granting motion to consolidate cases, appoint lead plaintiff, and approve lead and liaison counsel was entered on February 7, 2017 in the Fergus matter. As of the date hereof, service of the initiating papers in the Fergus matter has not been made on the Company.

Stockholder Derivative Action in the Superior Court of New Jersey

On October 3, 2016, plaintiff commenced an action captioned Rosenfeld v. Goldenberg, et al., No. L-2200-16, alleging the same underlying facts and circumstances as in the pending federal securities class action, the Fergus matter. Specifically, this action concerns the Company’s statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 ASCO conference in Chicago, Illinois. The complaint alleges that these statements were false and misleading in light of the June 2, 2016 reports that ASCO had cancelled the presentation because it contained previously reported information. The complaint further alleges that these statements resulted in artificially inflated prices for our common stock, and that certain directors and officers of the Company breached their fiduciary duties to the Company. In addition to monetary damages, the complaint seeks to require the Company to reform its corporate governance and internal procedures. Service was effectuated on all defendants on April 7, 2017.

Class Action Stockholder Claim in the Court of Chancery of the State of Delaware

On December 13, 2016, plaintiff commenced an action captioned Desanctis v. Goldenberg, C.A. No. 12981-VCL (Del. Ch. Ct.), alleging that the Company's Board of Directors failed to comply with Delaware law and breached their fiduciary duties when it rescheduled the Immunomedics 2016 Annual Meeting of Stockholders from December 14, 2016 to February 16, 2017. On December 22, 2016, the Delaware Court of Chancery refused to schedule an expedited hearing in the action and concluded that plaintiff failed to carry his burden of demonstrating that he had pleaded a colorable claim and that there was a threat of irreparable harm. The Court further stated that the Complaint failed to demonstrate that the Board's actions were unreasonable when it rescheduled the Annual Meeting in response to venBio Select Advisor LLC’s proxy contest.

Stockholder Claim in the Court of Chancery of the State of Delaware

On February 13, 2017, venBio commenced an action captioned venBio Select Advisor LLC v. Goldenberg, et al., C.A. No. 2017-0108-VCL (Del. Ch.) (the “venBio Action”), alleging that Company’s Board breached their fiduciary duties when the Board (i) rescheduled the Company’s 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”) from December 14, 2016 to February 16, 2017, and then again to March 3, 2017, and (ii) agreed to the proposed Licensing Transaction with Seattle Genetics. venBio also named Seattle Genetics as a defendant and sought an injunction preventing the Company from closing the licensing transaction with Seattle Genetics. On March 6, 2017, venBio amended its complaint, adding further allegations, including that the Company’s Board breached their fiduciary duties when the Board amended the Company’s Amended and Restated By-laws (the “By-Laws”) to call for a plurality voting regime for the election of directors instead of majority voting, and providing for mandatory advancement of attorneys’ fees and costs for the Company’s directors and officers. The Court of Chancery entered a temporary restraining order on March 9, 2017, enjoining the closing of the Licensing Transaction. venBio amended its complaint a second time on April 19, 2017, this time adding as an additional defendant the Company’s financial advisor on the Licensing Transaction, Greenhill & Co., LLC. On May 3, 2017, venBio and the Company and individual defendants Goldenberg, Sullivan and Markison (collectively, the “Individual Defendants”) entered into the Term Sheet, which will be memorialized in a settlement agreement (“Settlement Agreement”), pursuant to which, among other things, venBio and the Company will release the Individual Defendants from all claims. As to all other claims, the Parties stipulated to stay the venBio Action and submit the remaining claims to non-binding mediation. Once the Parties execute the Settlement Agreement, it will be submitted to the Court of Chancery for approval. As to all other claims, including those asserted against the remaining individual defendants (former directors Robert Forrester, Jason Aryeh, Geoff Cox and Bob Oliver) and

Greenhill, the parties will stipulate to stay the action and venBio and the Company will submit the remaining claims to non-binding mediation.

Lawsuit Against venBio Select Advisor LLC in the U.S. District Court (Delaware)(the “District Court”)

On February 17, 2017, the Company commenced an action captioned Immunomedics, Inc. v. venBio Select Advisor LLC, No. 17-176-LPS (D. Del.) (the “Federal Action”), seeking for the District Court to invalidate the proxies solicited by venBio in furtherance of its contest for the election of directors of the Company. The Company named as defendants venBio and its then-nominees, Behzad Aghazadeh, Scott Canute, Peter Barton Hutt, and Khalid Islam. The Company alleged that venBio had conducted its proxy contest and solicited proxies in violation the federal securities laws and regulations, namely by failing timely file a Schedule 13D form indicating venBio’s intent to effectuate change at the Company, publishing early voting results of the Company’s annual election of directors, publishing improper statements about the then-incumbent Board, forming a “group” of like-minded stockholders without publicly disclosing the group, and soliciting proxies without disclosing the solicitations to the SEC. On February 21, 2017, the Company sought an injunction preventing, among other things, the venBio nominees from benefiting from allegedly illegal shadow proxy contest, including, but not limited to, by asserting any claimed right to take office as a member of the Board until venBio made corrective disclosures and the stockholders were permitted time to consider them. On March 2, 2017, the District Court denied the Company the requested relief. On April 6, 2017, the District Court entered a stipulation and order pursuant to which the Company’s claims were voluntarily dismissed without prejudice. On April 17, 2017, Dr. Goldenberg, the Company’s Chief Scientific Officer and Chief Patent Officer and director, notified the District Court that he may maintain the claims initially brought by the Company. On May 3, 2017, Goldenberg and venBio entered into the Term Sheet pending the Settlement Agreement, pursuant to which, among other things, the Parties have agreed to submit to the District Court a stipulation and proposed order dismissing all claims in the Federal Action with prejudice, including those against the individual defendants (the then-venBio nominees). The Settlement Agreement will also include a mutual release of claims.

Lawsuit Challenging the Results of the 2016 Election of Directors

On March 3, 2017, six of the seven then-incumbent members of the Company’s Board commenced an action captioned Goldenberg, et al. vs Aghazadeh, et al., C.A. No. 2017-0163-VCL (Del. Ch.) (the “225 Action”), challenging the results of the election of directors at the 2016 Annual Meeting that took place on March 3, 2017, in which all four of venBio’s nominees won seats on the Company’s Board. The director-plaintiffs named as defendants venBio and its then-nominees, Behzad Aghazadeh, Scott Canute, Peter Barton Hutt, and Khalid Islam. The incumbent directors alleged the same underlying facts as the Company alleged in its lawsuit against venBio in federal court. On March 13, 2017, the Court of Chancery entered an order (the “Status Quo Order”) seating all four venBio nominees (with the three incumbent directors who also won election (based on the plurality vote standard), the “Status Quo Board”) and limiting the Company’s Board to actions within the “ordinary course of business,” unless either waived by the parties on a case-by-case basis or ordered by the Court of Chancery. On March 24, 2017, the defendants, venBio and its four nominees, moved to dismiss the action. The plaintiffs in the action have opposed this motion to dismiss, which remains pending. On April 7, 2017, three of the six plaintiffs voluntarily withdrew their claims, leaving Goldenberg, Sullivan and Markison as plaintiffs. On April 20, 2017, the parties agreed to permit the Status Quo Board to explore a potential financing plan for the Company and negotiate a termination of the Licensing Transaction. On May 3, 2017, the Parties entered into the Term Sheet, pursuant to which, among other things, the Parties agreed to submit to the Court of Chancery a stipulation and proposed order lifting the Status Quo Order . On May 4, 2017, the Parties submitted that stipulation, which confirmed that the Status Quo Board is the lawful Board of the Company. Once the Settlement Agreement is executed, the Parties will submit to the Court of

Chancery another stipulation and proposed order dismissing the 225 Action with prejudice, including those against the individual defendants (the then-venBio nominees). The Settlement Agreement will also include a mutual release of all claims.

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

14.Subsequent Events

a.	Settlement Term Sheet and Settlement Agreement

On May 3, 2017, the Company entered the Term Sheet by and among the Parties in order to resolve certain legal actions among the Parties, as described below. The Parties also agreed to cooperate and use their best efforts to reduce the Term Sheet to a definitive Settlement Agreement and, to the extent necessary, obtain the approval of the Court of Chancery.

Resolution of Litigation

Pursuant to the Term Sheet, the Parties submitted a stipulation and proposed order to the Court of Chancery lifting the order issued by the Court of Chancery on March 13, 2017 (the “Status Quo Order”) seating all four venBio nominees (with the three incumbent directors who also won election (based on the plurality vote standard), the “Status Quo Board”) and confirming that the Status Quo Board is the lawful Board of the Company (provided however, if the 225 Action is not dismissed, the Parties will be restored to their positions in the 225 Action as of immediately prior to the execution of the Term Sheet). The Court of Chancery entered the proposed order on the afternoon of May 4, 2017. Pursuant to the Term Sheet, the Parties also agreed to submit a stipulation and proposed order to the Court of Chancery staying the venBio Action (as described below) and removing the trial dates from the calendar of the Court of Chancery.

The Company has further agreed to reimburse venBio for reasonable fees and expenses it incurred in connection with the proxy contest between venBio and the Company, the venBio Action, the 225 Action (as described below) and the Federal Action (as described below and, together with the venBio Action and the 225 Action, the “Actions”), and Goldenberg and Sullivan have agreed to not object to such reimbursement.

The Parties have agreed, immediately upon execution of the Settlement Agreement, to submit stipulations and proposed orders dismissing with prejudice both the 225 Action and the Federal Action. The Settlement Agreement will include (i) a mutual release of all claims that were or could have been asserted in the Federal Action or in the 225 Action and (ii) a comprehensive release of all direct and derivative claims that have been or could be asserted by or on behalf of (a) venBio or the Company, whether known or unknown, against Goldenberg, Sullivan and Markison and their affiliates and related persons, and (b) Goldenberg, Sullivan or Markison, whether known or unknown, against venBio or the Company and their affiliates and related persons, in both cases in connection with the claims alleged in the venBio Action, the Financing, the settlement of the venBio Action, the Licensing Transaction and the Termination Agreement. The settlement of claims against Goldenberg, Sullivan and Markison in the venBio Action will be subject to approval of the Court of Chancery. venBio and the Company have agreed to stay the venBio Action and submit the claims asserted against the remaining individual defendants (former directors Robert Forrester, Jason Aryeh, Geoff Cox and Bob Oliver) and the Company’s financial advisor on the Licensing Transaction, Greenhill & Co., LLC (“Greenhill”) to non-binding mediation. As part of the Termination Agreement, which is subject to the approval of the Court of Chancery, venBio will release SGEN from any claims in the venBio Action.

Financing and Termination of SGEN Transaction

Pursuant to the Term Sheet, Goldenberg and Sullivan have or will (i) vote to support the Financing, (ii) vote to terminate the Licensing Transaction with SGEN, as further discussed below, pursuant to the terms of the Termination Agreement entered into with SGEN, (iii) vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of shares of authorized Common Stock by an aggregate number of shares of Common Stock to enable conversion of all of the Preferred Shares into shares of Common Stock (the “Charter Amendment”), (iv) approve the submission of a stipulation in the 225 Action to permit the Board to consummate and enter into both the Financing and the Termination Agreement, and (v) agree to not sell any shares of the Company (with certain exceptions) until the date which is the earlier of July 31, 2017 or the date on which the Charter Amendment is approved and the shares of Common Stock issuable upon conversion of the Preferred Shares are registered and issued.

Indemnification

The Term Sheet provides that the Company will, to the extent not covered by the Company’s insurance policies, (i) indemnify Dr. Goldenberg, Ms. Sullivan and Mr. Markison from attorneys’ fees and expenses or other losses in connection with the Actions, and (ii) reimburse and indemnify Dr. Goldenberg and Ms. Sullivan for legal fees for actions taken with respect to the Actions and negotiation of the Settlement Agreement. The Term Sheet provides that the indemnification agreements entered into between the Company and each of Dr. Goldenberg, Ms. Sullivan and Mr. Markison on or about February 9, 2017 shall be terminated and not apply to acts, transactions, legal fees or expenses incurred after approval of the Settlement Agreement by the Court of Chancery.

Intellectual Property Assignments

The Settlement Agreement shall provide that Dr. Goldenberg and Ms. Sullivan will assign global intellectual property rights, other than those subject to existing agreements with the Company and Dr. Goldenberg’s patent and related intellectual property relating to cyber space medicine, to the Company, and perform all acts reasonably requested by the Company to perfect title in and to all such assigned intellectual property.

Sullivan Resignation

Upon execution of the contemplated Settlement Agreement, Ms. Sullivan has agreed to resign from all director, officer and other positions of the Company and any of its affiliates, effective as of the date of the Settlement Agreement. The Settlement Agreement will provide that Ms. Sullivan will abide by all post-termination covenants and obligations contemplated by the Amended Sullivan Agreement. In exchange for a release of claims as required by the Amended Sullivan Agreement and subject to compliance with the terms of the Settlement Agreement, Sullivan will be entitled to (i) termination payments in accordance with the Amended Sullivan Agreement for a termination without Good Cause after a Change in Control, (ii) accelerated vesting or extension of the exercise period for equity awards already earned, pursuant to the

Amended Sullivan Agreement, and (iii) COBRA payments. The foregoing cash payments accumulate to approximately $3.4 million (a portion of which remain in dispute).

Goldenberg Resignation

Upon execution of the Settlement Agreement, Dr. Goldenberg will remain a director of the Company, but has agreed to resign from all officer and other positions of the Company and all director, officer and other positions at any of the Company’s affiliates (other than Dr. Goldenberg’s position as a member of the board of directors of IBC Pharmaceuticals, the Company’s majority owned U.S. subsidiary), effective as of the date of the Settlement Agreement. The Settlement Agreement will provide that Dr. Goldenberg will abide by all post-termination covenants and obligations contemplated by the Amended and Restated Goldenberg Agreement. In exchange for a release of claims as required by the Amended and Restated Goldenberg Agreement and subject to compliance with the terms of the Settlement Agreement, Dr. Goldenberg will be entitled to (i) termination payments in accordance with the Amended and Restated Goldenberg Agreement for a termination without Good Cause after a Change in Control, (ii) accelerated vesting or extension of exercise period for equity awards already earned, pursuant to the Amended and Restated Goldenberg Agreement, (iii) COBRA payments, (iv) royalties or payment in accordance with existing agreements. The foregoing cash payments accumulate to approximately $3.6 million (a portion of which remain in dispute). Additionally, the vesting of the grant of 1,500,000 Restricted Stock Units to Dr. Goldenberg under the terms of his Amended and Restated Employment Agreement, are in dispute.

Arbitration of Disputed Matters

The Parties have agreed to arbitrate disputes relating to Dr. Goldenberg’s claimed entitlement to certain equity awards and severance payments, and Dr. Goldenberg’s and Ms. Sullivan’s claimed rights to certain bonus payments, to the extent the Parties cannot reach agreement on such issues before execution of the Settlement Agreement. The Company has agreed to pay in full the arbitrator in such arbitration as well as reasonable attorneys’ fees and expenses incurred by Dr. Goldenberg and/or Ms. Sullivan in connection with any such arbitration, up to a maximum amount of $650,000.

b.	Termination of the SGEN Licensing Agreement

The Company entered into the Licensing Agreement with SGEN, granting SGEN a worldwide, exclusive license, including the right to sublicense subject to the terms and conditions of the License Agreement, to develop, manufacture and commercialize IMMU-132.

On May 4, 2017, the Company and SGEN entered into the Termination Agreement, pursuant to which the Company and SGEN relinquished their respective rights under the Licensing Agreement.

The Termination Agreement constitutes an agreement to terminate the License Agreement and is not in any way an admission of liability or breach by either the Company or SGEN. The Termination Agreement between the Company and SGEN and the settlement of the venBio lawsuit against SGEN remain subject to court approval of the dismissal of the venBio Action. The termination of the Licensing Transaction will be effective as of the date of the approval by the Court of Chancery. In the event the Court of Chancery declines to dismiss the venBio Action against SGEN, or if the effective date of the Termination Agreement does not occur on or before October 1, 2017, any party to the Termination Agreement may terminate the Termination Agreement upon written notice to such other party.

c.	Appointment of Interim Chief Executive Officer

On May 4, 2017, the Board appointed Michael R. Garone to serve as interim Chief Executive Officer, effective upon the execution and effectiveness of the Settlement Agreement.

The Board plans on deciding on a permanent CEO and filling out additional leadership positions within the Company.

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

Overview

Immunomedics is a clinical-stage biopharmaceutical company developing monoclonal antibody-based products for the targeted treatment of cancer, autoimmune disorders and other serious diseases. Our advanced proprietary technologies allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins. Using these technologies, we have built a pipeline of seven clinical-stage product candidates.

Our portfolio of investigational products includes antibody-drug conjugates (“ADCs”) that are designed to deliver a specific payload of a chemotherapeutic directly to the tumor while reducing overall toxicities that are usually found with conventional administration of these chemotherapeutic agents. Our most advanced ADCs are sacituzumab govitecan (“IMMU-132”) and labetuzumab govitecan (“IMMU-130”), which are in Phase 2 trials for a number of solid tumors and metastatic colorectal cancer (“CRC”), respectively. IMMU-132 is our lead product candidate and has received Breakthrough Therapy Designation from the U.S. Food and Drug Administration (the“FDA”) for the treatment of patients with triple-negative breast cancer (“TNBC”) who have failed at least two prior therapies for metastatic disease.

On May 5, 2017, the Company announced several business and leadership updates and outlined a new strategic plan to drive long-term value for stockholders. These updates include the termination of the previously announced Development and License Agreement with Seattle Genetics (NASDAQ: SGEN, “SGEN”), returning full rights of IMMU-132, the Company’s breakthrough therapy candidate to treat metastatic triple-negative breast cancer mTNBC, to Immunomedics. Immunomedics also announced that it raised $125 million in gross proceeds in a private placement of its Series A-1 Convertible Preferred Stock with institutional investors, and has taken a series of steps to drive positive organizational and operational changes.

As of March 31, 2017 the Company had $46.0 million in cash, cash equivalents and marketable securities. On May 4, 2017, the Company entered into the Purchase Agreement with the Purchasers pursuant to which the Company, in a private placement, agreed to issue and sell to the Purchasers 1,000,000 shares of Series A-1 Convertible Preferred Stock at a price of $125 per share for gross proceeds to the Company of $125 million, before deducting fees and expenses. Each Preferred Share will be convertible, into 23.10536 shares of Common Stock (or an aggregate of 23,105,360 shares of Common Stock). The effective purchase price per share of Common Stock (assuming conversion) is $5.41, (the closing price per share of Common Stock as listed on NASDAQ on May 4, 2017). The Financing closed on May 10, 2017.

The Company expects to use the net proceeds from the $125 million private placement to support the development of IMMU-132, including the goal of filing a Biologics License Applications (“BLA”)for Accelerated Approval in mTNBC from the FDA. The capital will also fund general corporate and operational enhancements. With this new capital and the Company’s current cash on hand, Immunomedics expects to have sufficient operating funds through the third quarter of 2018.

The Immunomedics Board of Directors (the “Board”), as recently seated, has conducted a review of the strategy of the Company, including a review of the projected timeline for submission of a BLA for IMMU-132. These efforts to date have resulted in an updated timeline for the execution of delivering IMMU-132 to market, as well as the assessment of various deal structures and partnerships towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond. The Company is targeting a BLA for IMMU-132 for approval in mTNBC cancer between late fourth quarter 2017 and first quarter 2018, subject to FDA input on the acceptance of the Company’s chemistry, manufacturing and controls filing plan.

Our financial resources are adequate to sustain the Company’s operations at a level of activity sufficient to support the filing of the BLA with the FDA for accelerated approval of IMMU-132 for patients with mTNBC; to continue manufacturing IMMU-132 at large scale to prepare for commercial operations in the U.S. marketplace; to initiate a Phase 3 clinical trial of IMMU-132 for mTNBC patients to support the filing of the BLA; to initiate preparations to market IMMU-132 to mTNBC patients in the U.S. and, subject to meeting all standards, completing review and final determination of the FDA, to secure accelerated regulatory approval of IMMU-132 for mTNBC patients.

We also have a research collaboration with Bayer to study epratuzumab as a thorium-227-labeled antibody and an ongoing collaboration in oncology in collaboration with an independent cancer study group.

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

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of March 31, 2017, we employed ten professionals in our research and development departments and 28 professionals in our pre-clinical and clinical research departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Antibody-Drug Conjugates (ADCs)

We have two product candidates from our proprietary ADC program that are in clinical development, focusing on the treatment of patients with metastatic solid tumors. The first ADC program, sacituzumab govitecan (IMMU-132) is an anti-TROP-2-SN-38 ADC currently being evaluated in patients with a variety of solid tumors. Labetuzumab govitecan (IMMU-130) is an anti-CEACAM5-SN-38 ADC currently in development for the treatment of metastatic CRC.

Sacituzumab Govitecan or IMMU-132

Sacituzumab govitecan has been studied in over 400 diverse cancer patients, with the dose of 10 mg/kg given on days 1 and 8 of repeated 21-day cycles being the established dose regimen. Sacituzumab govitecan has received Breakthrough Therapy Designation from the FDA for the treatment of patients with TNBC who have failed at least two prior therapies for metastatic disease. The FDA has also granted this ADC Fast Track designation for the treatment of patients with TNBC and for patients with small-cell lung cancer (“SCLC”), or non-small-cell lung cancer (“NSCLC”). Sacituzumab govitecan has also been designated an orphan drug by the FDA for the treatment of patients with SCLC or pancreatic cancer in the U.S. and by the European Medicines Agency (“EMA”) for the treatment of patients with pancreatic cancer in the European Union.

Currently, clinical development for sacituzumab govitecan focuses on a number of select types of solid cancers including TNBC, SCLC, NSCLC, urothelial cancer (“UC”) and certain other cancers. Results from a single-arm Phase 2 study in heavily-pretreated patients with metastatic TNBC were published online in the Journal of Clinical Oncology (Bardia A, Mayer IA, Diamond JR, et al. Efficacy and safety of anti-Trop-2 antibody-drug conjugate, sacituzumab govitecan (IMMU 132), in heavily-pretreated patients with metastatic triple-negative breast cancer. (J Clin Oncol. Epub ahead of print. March 14, 2017).

This study was updated by our clinical investigator at the 2017 Investor R&D Day (“R&D Day”), to show sacituzumab govitecan produced tumor shrinkage from baseline measurements in 81% of 85 assessable patients, with two complete responses (“CRs”) and 23 partial responses (“PRs”). The interim median duration of response for those with objective responses was almost 11 months, while the interim median overall survival (“OS”) for all 85 patients has been extended to almost 19 months.

These results will be part of a BLA submission for the accelerated approval of IMMU-132 for patients with mTNBC. In December 2016, we achieved the goal of enrolling 100 mTNBC patients, as requested by FDA for this BLA filing, which the Company plans to make between the fourth quarter 2017 and first quarter 2018, subject to FDA input on the acceptance of the Company’s chemistry, manufacturing and controls filing plan. In addition, the FDA also requires a confirmatory Phase 3 trial to be underway at the time of BLA submission. We plan to launch the Phase 3 confirmatory study in the second half of 2017 which is also a prerequisite for FDA acceptance of the BLA filing.

The Company has sufficient funding to conduct the Phase 3 Clinical Trial of IMMU-132 in mTNBC patients through the third quarter 2018, but will require additional funding in order to complete the Phase 3 clinical trial. Details of this trial can be obtained at the website: clinicaltrials.gov, using the identifier NCT02574455.

Our financial resources are adequate to sustain the Company’s operations at a level of activity sufficient to support the filing of the BLA with the FDA for accelerated approval of IMMU-132 for patients with mTNBC; to continue manufacturing IMMU-132 at large scale to prepare for commercial operations in the U.S. marketplace; to initiate a Phase 3 clinical trial of IMMU-132 for mTNBC patients to support the filing of the BLA; to initiate preparations to market IMMU-132 to mTNBC patients in the U.S. and, subject to meeting all standards, completing review and final determination of the FDA, to secure accelerated regulatory approval of IMMU-132 for mTNBC patients and to continue operations through the third quarter 2018.

In addition to TNBC, interim results in patients with metastatic NSCLC were also presented at the R&D Day. In over 50 patients that had a median of three prior therapies, about one-fifth of evaluable patients had a partial response. Overall, 64% of patients had tumor shrinkage from baseline measurements when given sacituzumab govitecan. The median duration of response was eight months and median progression-free survival (“PFS”) and OS, on an intention to treat (“ITT”) basis, were five and over nine months, respectively.

In metastatic UC, an objective response rate (“ORR”) of 31%, among 36 assessable patients, was reported at the 2017 Genitourinary Cancers Symposium. They included one confirmed CR and ten confirmed PRs. The median duration of response for these ten patients was 7.5 months, with one patient having a PR for more than 18 months and continuing therapy. For the 41 ITT patients, median PFS was 7.2 months and median OS was 15.5 months. Overall, 69% of patients showed tumor shrinkage from baseline with sacituzumab govitecan therapy, and 14 patients are still under therapy.

Patients received a median of six doses (range, 1 to 50) of sacituzumab govitecan, which was administered at 8 or 10 mg/kg on days 1 and 8 of 3-week cycles. Despite repeated dosing, grade 3 or higher adverse events were limited to neutropenia (30%), febrile neutropenia (11%), fatigue (11%), and diarrhea (3%).

Results in patients with metastatic SCLC were updated at the 2017 Annual Meeting of the American Association for Cancer Research (“AACR”). A total of 53 patients with metastatic SCLC were enrolled into the open-label Phase 2 study after receiving a median of 2 prior lines of therapy (range, 1 to 7). All patients had previously received cisplatin or carboplatin plus etoposide, and were considered chemosensitive (N=27, 51%) or chemoresistant (N=26, 49%) to their platinum-containing frontline therapy, based on a duration of response of more than 3 months or less than 3 months, respectively. Treatments with sacituzumab govitecan were administered at a dose of either 8 or 10 mg/kg on days 1 and 8 of 21-day cycles. The primary endpoints were safety and ORR, with duration of response, PFS, and OS as secondary endpoints.

Sixty percent of patients showed tumor shrinkage from baseline measurements using computed tomography. On an ITT basis (N= 50), the ORR was 14% (17% for the 10 mg/kg group) and the median response duration was 5.7 months. Clinical benefit rate (CBR) at 4 months was 34%, with median PFS and median OS at 3.7 months and 7.5 months, respectively. There was no statistical difference in ORR, PFS or OS between those patients who were chemosensitive or chemoresistant to first-line chemotherapy, but the CBR was 50% and 26%, respectively. There was a statistically significant higher OS in those patients who received prior topotecan versus no topotecan therapy.

As in the case with UC patients, the safety profile of sacituzumab govitecan in patients with SCLC was also mild and manageable. Grade 3 or higher adverse events included neutropenia (34%), fatigue (13%), diarrhea (9%), and anemia (6%). Trop-2 tumor staining was not required for patient selection, due to 92% (23/25) positivity. No antibodies to the drug conjugate or its components were detected on serial blood collections, despite more than 60 doses being given. These observations are similar to those reported by TNBC and NSCLC patients.

The pharmacokinetics of sacituzumab govitecan in patients with diverse solid tumors was also presented at the same AACR conference. This investigational ADC cleared in a predictable manner based on in-vitro serum stability studies, with no difference between the 8 and 10 mg/kg dose groups studied clinically. While there was a gradual release of SN-38, more than 90% of the SN-38 in the serum at any given time stayed bound to the antibody. Glucuronidated SN-38 concentrations were lower than SN-38, a possible reason for the lower incidence of severe diarrhea as compared to irinotecan. In addition, neither neutropenia nor diarrhea was found to correlate with free SN-38 levels in serum. With no difference in safety and pharmacokinetics, but improved objective response rate and clinical benefit ratio favoring the 10 mg/kg group in TNBC, SCLC, and NSCLC indications, 10 mg/kg is selected as the starting dose for future clinical studies in treating patients with multiple cancer indications.

Certain patents relating to the protein sequence of the hRS7 antibody used in sacituzumab govitecan have a 2017 expiration in the U.S. and 2023 overseas. Other patents relating to use of hRS7 for cancer therapy, including the SN-38 conjugated form of hRS7 used in sacituzumab govitecan, extend to 2033.

Labetuzumab Govitecan (IMMU-130)

Our second investigational solid-tumor ADC involves our anti-CEACAM5 antibody labetuzumab, conjugated to SN-38. The agent is currently being studied in patients with metastatic CRC who had received at least one prior irinotecan-containing regimen and had an elevated blood titer of carcinoembryonic antigen. Several dosing schedules were evaluated in Phase 1 studies.

In the expanded Phase 2 study patients were treated in 3-week cycles, receiving labetuzumab govitecan at 8 or 10 mg/kg once-weekly or twice a week at 4 or 6 mg/kg for the first two weeks followed by one week of rest. Updated results were presented at the April 2016 AACR Annual Meeting.

Since there was no significant difference in safety and efficacy between the two once-weekly dosing schedules, for patient’s convenience, once-a-week dosing was chosen for future studies in metastatic CRC patients. Although certain patents relating to labetuzumab used in labetuzumab govitecan expired in 2014 in the U.S. and in 2015 overseas and others expired in 2016, other patents relating to use labetuzumab for cancer therapy, including the SN-38 conjugated form of labetuzumab used in labetuzumab govitecan, extend to 2033.

Epratuzumab

We have a research collaboration with Bayer to study epratuzumab as a thorium-227 labeled antibody. We also have a collaboration ongoing in oncology with the IntreALL Inter-European study group who is conducting a large, randomized, Phase 3 trial combining epratuzumab with chemotherapy in children with relapsed acute lymphoblastic leukemia (“ALL”) at clinical sites in Australia, Europe, and Israel. This Phase 3 study, which is partially funded by the European Commission, assesses the efficacy and safety of this combination therapy using event-free survival as the surrogate for survival, the primary endpoint.

As a result of UCB’s termination of the Licensing Agreement for epratuzumab, all rights to the anti-CD22 antibody revert to us and the process of transitioning all materials back to us is continuing.

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

Veltuzumab

Veltuzumab is a humanized monoclonal antibody targeting CD20 receptors on B lymphocytes currently under development for the treatment of NHL and autoimmune diseases. The Office of Orphan Products Development of the FDA has granted orphan status for the use of veltuzumab for the treatment of patients with immune thrombocytopenia (“ITP”) and pemphigus. We have studied the subcutaneous formulation of veltuzumab in patients with ITP in a Phase 1/2 trial, which was designed to evaluate different dosing schedules. This trial has completed patient accrual and patients are being followed for up to five years. In oncology, we have completed a National Cancer Institute-funded Phase 2 study in patients with aggressive NHL in combination with 90Y-epratuzumab tetraxetan.

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

Our corporate partner, Bayer, is enrolling patients with relapsed or refractory CD22-positive NHL into a Phase 1 clinical trial evaluating epratuzumab labeled with thorium-227. This study is focusing on patients with diffuse large B-cell lymphoma and potentially follicular lymphomas who have been previously treated with, or are not considered candidates for available therapies. An overview of the TTC platform and the CD22 TTC program was provided in an oral presentation by Bayer at the 2016 AACR Annual Meeting.

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

Government Regulation

Regulatory Compliance

Our research and development activities, including testing in laboratory animals and in humans, our manufacture of antibodies, as well as the design, manufacturing, safety, efficacy, handling, labeling, storage, record-keeping, advertising, promotion and marketing of the product candidates that we are developing, are all subject to stringent regulation, primarily by the FDA in the U.S. under the Federal Food, Drug, and Cosmetic Act and its implementing regulations, and the Public Health Service Act and its implementing regulations, and by comparable authorities under similar laws and regulations in other countries. If for any reason we do not comply with applicable requirements, such noncompliance can result in various adverse consequences, including one or more delays in approval of, or even the refusal to approve, product licenses or other applications, the suspension or termination of clinical investigations, the revocation of approvals previously granted, as well as fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow us to enter into governmental supply contracts.

Product Approval

In the United States, our product candidates are regulated as biologic pharmaceuticals, or biologics. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices regulations;
•	submission to the FDA of an Investigational New Drug Application (“IND”) which must become effective before human clinical trials may begin and must be updated annually;
•	approval by an independent Institutional Review Board (“IRB”) the ethics committee at each clinical site before the trial is initiated.
•	performance of adequate and well-controlled clinical trials to establish the safety, purity and potency of the proposed biologic, and the safety and efficacy of the proposed drug for each indication;
•	preparation of and submission to the FDA of a BLA for a new biologic, after completion of all pivotal clinical trials;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities to assess compliance with current Good Manufacturing Practice (“cGMP”) regulations; and
•	FDA review and approval of a BLA for a new biologic, prior to any commercial marketing or sale of the product in the United States.

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

The FDA offers certain programs, such as Breakthrough Therapy designation and Fast Track designation, designed to expedite the development and review of applications for products intended for the treatment of a serious or life-threatening disease or condition. For Breakthrough Therapy designation, preliminary clinical evidence of the product indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If Breakthrough Therapy or Fast Track designation is obtained, the FDA may initiate review of sections of a BLA before the application is complete, and the product may be eligible for accelerate approval. However, receipt of Breakthrough Therapy or Fast Track designation for a product candidate does not ensure that a product will be developed or approved on an expedited basis, and such designation may be rescinded if the product candidate is found to no longer meet the qualifying criteria.

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

After the FDA evaluates the BLA and conducts inspections of manufacturing facilities, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. The FDA could approve the BLA with a Risk Evaluation and Mitigation Strategy plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. In March 2015, the FDA approved Novartis’s Zarxio as a biosimilar product to Amgen’s Neupogen. The approval, the first biosimilar product approved for distribution in the United States, could usher in more biosimilar products and lower prices for biologic products from increased competition. Indeed, on February 9, 2016, the Arthritis Advisory Committee of the FDA recommended for approval Pfizer’s Inflectra as a biosimilar product to Johnson & Johnson’s Remicade.

Expedited Review and Approval

The FDA has four program designations/approval pathways — Fast Track, Breakthrough Therapy, Accelerated Approval, and Priority Review — to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening conditions. The Fast Track designation provides pharmaceutical manufacturers with opportunities for frequent interactions with FDA reviewers during the product’s development and the ability for the manufacturer to do a rolling submission of the BLA. A rolling submission allows completed portions of the application to be submitted and reviewed by the FDA on an ongoing basis. The Breakthrough Therapy designation provides manufacturers with all of the features of the Fast Track designation as well as intensive guidance on implementing an efficient development program for the product and a commitment by the FDA to involve senior managers and experienced review staff in the review. The Accelerated Approval designation allows the FDA to approve a product based on an effect on a surrogate or intermediate endpoint that is reasonably likely to predict a product’s clinical benefit and generally requires the manufacturer to conduct required post-approval confirmatory trials to verify the clinical benefit. The Priority Review designation means that the FDA’s goal is to take action on the BLA within six months, compared to ten months under standard review. In February 2016, sacituzumab govitecan was granted Breakthrough Therapy designation from the FDA for the treatment of patients with TNBC who have failed at least two prior therapies for metastatic disease.

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

Orphan Drug Act

To date, we have successfully obtained Orphan Drug designation by the FDA under the Orphan Drug Act of 1983 for epratuzumab/90-Y-epratuzumab tetraxetan for NHL, yttrium-90-labeled clivatuzumab tetraxetan for pancreatic cancer, IMMU-132 for SCLC and pancreatic cancer, labetuzumab for ovarian, 90— labetuzumab for SCLC and pancreatic, milatuzumab for multiple myeloma and CLL, and veltuzumab for ITP and pemphigus. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or where the manufacturer of the approved product cannot assure sufficient quantities. As a result, there can be no assurance that our competitors will not receive approval of drugs or biologics that have a different active ingredient for treatment of the diseases for which our products and product candidates are targeted.

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

Three-Month Period Ended March 31, 2017 Compared to 2016

Revenues

Revenues for the three-month period ended March 31, 2017 were $1.3 million, compared to $0.9 million for the three-month period ended March 31, 2016, an increase of $0.4 million, or approximately 44%. Product sales for the three-month period ended March 31, 2017 were $0.9 million, compared to $0.5 million for the same period in 2016, an increase of $0.4 million, or approximately 80%, due to increased sales volume of LeukoScan® in Europe. Licensing fees and other revenues from our Collaboration Agreement with Bayer (Algeta) were $0.3 million for the three-month periods ended March 31, 2017 and 2016.

Costs and Expenses

Total costs and expenses for the three-month period ended March 31, 2017 were $23.4 million, compared to $15.5 million for the same period in 2016, an increase of $7.9 million, or approximately 51%. Research and development expenses for the three-month period ended March 31, 2017 were $12.5 million, compared to $13.3 million for the same period in 2016, a decrease of $0.8 million, or approximately 6%; due primarily to a $2.8 million decrease in expenses related the Phase 3 PANCRIT-1 clinical trial, (which was terminated during the third quarter of fiscal 2016), offset partially by a $1.8 million increase in product development expenses related to manufacturing the antibody drug-conjugate sacituzumab govitecan (IMMU-132).

The cost of goods sold for the three-month periods ended March 31, 2017 and 2016 was $0.1 million and $0.3 million, respectively, a decrease of $0.2 million, or 67%.

General and administrative expenses were $10.5 million and $1.6 million for the three month periods ended March 31, 2017 and 2016, respectively. The $8.9 million increase was due primarily to a $5.9 million increase in professional fees including legal and advisory fees associated with the proxy contest and the Licensing Agreement with Seattle Genetics (which was terminated subsequently), an accrual of $2.4 million for executive severance compensation, and a $0.6 million increase in corporate legal fees. Sales and marketing expenses for the three-month periods ended March 31, 2017 and 2016 were $0.3 million and $0.2 million, respectively, an increase of $0.1 million, or 50%.

Change in Fair Value of Warrant Liabilities

The Company recognized a $28.3 million non-cash expense during the three-month period ended March 31, 2017 as a result of the increase in fair value of warrant liabilities at March 31, 2017, including a $20.5 million increase in value of the October 2016 Financing Warrants, and a $7.8 million increase in fair market value of the SGEN Warrant issued on February 10, 2017, commensurate with the increase in the price of the Company’s stock during the quarter.

Warrant Related Expense

The Company recognized a $7.6 million non-cash expense during the three-month period ended March 31, 2017 representing the excess of fair value of the SGEN Warrant issued on February 10, 2017 over the proceeds received for the issuance of common stock and such Warrant.

Interest Expense

Interest expense for each of the three-month periods ended March 31, 2017 and 2016 were $1.4 million, which are related to the issuance in February 2015 of $100.0 million of 4.75% Convertible Senior Notes due in February 2020 and included amortization of debt issuance costs of $0.2 million for each of the three-month periods ended March 31, 2017 and 2016.

Income Tax Benefit

There was no income tax benefit for the three-month period ended March 31, 2017 compared to an income tax benefit of $1.9 million for the same period in 2016. The income tax benefit relates to the sale of a portion of our New Jersey State Tax NOLs and R&D tax credits in 2016.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net loss attributable to Immunomedics, Inc. common stockholders for the three-month period ended March 31, 2017 was $59.3 million, or $0.55 per share, compared to a net loss of $14.0 million, or $0.15 per share, for the same period in 2016. The $45.3 million increase in net loss in the current period was due primarily to the $28.3 million increase in the fair value of warrant liabilities, the $8.9 million increase in general and administrative expenses, the $7.6 million increase warrant related expense, and the receipt of $1.9 million non-recurring proceeds from the sale of NJ NOLs and R&D tax credits in 2016; offset partially by an $0.8 million decrease in research and development expenses.

Nine-Month Period Ended March 31, 2017 Compared to 2016

Revenues

Revenues for the nine-month period ended March 31, 2017 were $2.4 million, compared to $2.3 million for the same period in 2016, an increase of $0.1 million, or approximately 4%. LeukoScan® product sales for the nine-month period ended March 31, 2017 were $1.8 million compared to $1.7 million for the same period in 2016, an increase of $0.1 million, or approximately 6%, due to increased sales volume of LeukoScan®. Licensing fees and other revenues from our Collaboration Agreement with Bayer (Algeta) were $0.3 million for the nine-month periods ended March 2017 and 2016.

Costs and Expenses

Total costs and expenses for the nine-month period ended March 31, 2017 were $54.9 million compared to $46.7 million for the same period in 2016, an increase of $8.2 million, or approximately 18%. Research and development expenses were $39.8 million, for the nine-month period ended March 31, 2017, compared to $40.5 million for the same period in 2016, a decrease of $0.7 million, or approximately 2%, due to a $10.5 million decrease in clinical trial costs from the closure of the Phase 3 PANCRIT-1 clinical trial, offset partially by a $10.2 million increase in product development expense related to manufacturing IMMU-132.

The cost of goods sold was $0.4 million for the nine-month period ended March 31, 2017 compared to $0.5 million for the same period in 2016a decrease of $0.1 million, or 20%.

General and administrative costs were $14.0 million for the nine-month period ended March 31, 2017 and $5.0 million for the same period in 2016, an increase of $9.0 million, or approximately 180%; due primarily to a $7.0 million increase in professional fees including legal and advisory fees associated with the proxy contest and the Licensing Agreement with Seattle Genetics (which was terminated subsequently), a $2.4 million accrual for executive severance compensation, and an $1.4 million increase in legal fees, compared to the same period in the prior year; offset partially by a $1.7 million adjustment for deferred unearned executive bonuses compared to the same period in the prior year. Sales and marketing expenses were $0.7 million for the nine-month period ended March 31, 2017, compared to $0.8 million for the nine-month period ended March 31, 2016, a decrease of $0.1 million, or 13%.

Change in Fair Value of Warrant Liabilities

The Company recognized a $35.6 million non-cash expense during the nine-month period ended March 31, 2017, from the increase in fair value of warrant liabilities at March 31, 2017, including a$27.8 million increase in value of the October 2016 Financing Warrants, and a $7.8 million increase in fair market value of the SGEN Warrant issued on February 10, 2017, commensurate with the increase in the price of the Company’s stock since the issuance date for each Warrant.

Warrant Related Expense

The Company recognized a $7.6 million non-cash expense during the nine-month period ended March 31, 2017 representing the excess of fair value of the SGEN Warrant issued on February 10, 2017 over the proceeds received for the issuance of common stock and such Warrant.

Interest Expense

Interest expense for both nine-month periods ended March 31, 2017 and 2016 was $4.1 million, which related to the issuance in February 2015 of $100.0 million of 4.75% Convertible Senior Notes, due in February 2020 and included amortization of debt issuance costs of $0.5 million for each of the nine-month periods ended March 31, 2017 and 2016.

Other Financing Expense

Other financing expense of $0.3 million for the nine-month period ended March 31, 2017 relates to expenses incurred in connection with the public offering we consummated on October 11, 2016 public offering, that were attributable to the warrant liability.

Foreign Currency Transaction Loss

Foreign currency transaction loss amounted to $0.1 million and $42 thousand for the nine-month periods ended March 31, 2017 and 2016, respectively, primarily as a result of fluctuations in currency between the U.S dollar and the euro.

Income Tax Benefit

There was no income tax benefit for the nine-month period ended March 31, 2017, compared to an income tax benefit of $5.1 million for the same period in 2016. The income tax benefit relates to the sale of a portion of our New Jersey State Tax NOL’s and R&D tax credits in 2016. No NOL’s or R&D tax credits were sold during the nine-month period ended March 31, 2017.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net loss attributable to Immunomedics, Inc. common stockholders for the nine-month period ended March 31, 2017 was $100.0 million, or $0.97 per share, compared to a net loss of $43.1 million, or $0.46 per share, for the same period in 2016. The $56.9 million increase in net loss in the current period was due primarily to the $35.6 million increase in the fair value of warrant liabilities, the $9.0 million increase in general and administrative expenses, the $7.6 million increase warrant related expense, and the receipt of $5.1 million proceeds from the non-recurring sale of NJ NOLs and R&D tax credits in 2016; offset partially by a $0.7 million decrease in research and development expense.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operating activities. Net cash used in operating activities for the nine month period ended March 31, 2017 was $48.2 million, compared to $35.9 million net cash used in operating activities for the nine month period ended March 31, 2016, an increase of $12.3 million, or approximately 34%; due primarily from the $8.2 million increase in total costs, and the $5.1 million receipt of proceeds from the sale of NJ NOLs and R&D tax credit during 2016.

Cash flows from investing activities. Net cash provided by investing activities for the nine months ended March 31, 2017 was $12.3 million, compared to $33.8 million for the nine-months ended March 31, 2016; a decrease of $21.5 million, or approximately 64%, due primarily from a $26.4 million increase in purchases of marketable securities, offset partially by a $4.2 million increase in proceeds from sales or maturities of marketable securities..

Cash flows from financing activities. Net cash provided by financing activities during the nine-month period ended March 31, 2017 was $44.6 million, compared to $0.2 million net cash used during the nine months ended March 31, 2016. The increase was due primarily to the receipt of $43.3 million net cash proceeds from the sale by the Company of 10,000,000 shares of common stock and accompanying warrants in October 2016, and the sale of 3,000,000 shares of common stock to Seattle Genetics in February 2017, and a $1.7 million increase in proceeds from the exercise of stock options.

Working Capital and Cash Requirements

The Company had a working capital deficit of $36.5 million as of March 31, 2017, a decrease of $74.0 million, compared to a surplus of $37.5 million as of June 30, 2016, due primarily to a $65.2 million increase in current warrant liability, from the Company’s sale of common stock and warrants in October 2016 and February 2017. The Company had $46.0 million in cash, cash equivalents and marketable securities as of March 31, 2017, a decrease of $4.6 million, compared to $50.6 million as of June 30, 2016. The decrease in cash was due primarily to the use of $48.2 million for operations and $0.8 million for capital expenditures partially offset by the increase of approximately $43.3 million in net proceeds from the Company’s sales of common stock and warrants.

As of March 31, 2017 the Company had $46.0 million in cash, cash equivalents and marketable securities.

On May 4, 2017 the Company entered into the Purchase Agreement with the Purchasers, pursuant to which the Company, in a private placement, agreed to issue and sell to the Purchasers 1,000,000 shares of Series A-1 Convertible Preferred Stock at a price of $125 per share for gross proceeds to the Company of $125 million, before deducting fees and expenses. Each Preferred Share will be convertible, into 23.10536 shares of Common Stock (or an aggregate of 23,105,360 shares of Common Stock). The effective purchase price per share of Common Stock (assuming conversion) is $5.41 (the closing price per share of Common Stock as listed on NASDAQ on May 4, 2017). The Financing closed on May 10, 2017. The Company expects to use the net proceeds from the $125 million private placement to support the development of IMMU-132, including the goal of filing a BLA for Accelerated Approval in mTNBC from the FDA. The capital will also fund general corporate and operational enhancements. With this new capital and the Company’s current cash on hand, Immunomedics expects to have sufficient operating funds through the third quarter of 2018. The Company’s financial resources are adequate to sustain operations at a level of activity sufficient to support the filing of the BLA with the FDA for accelerated approval of IMMU-132 for patients with mTNBC; to continue manufacturing IMMU-132 at large scale to prepare for commercial operations in the U.S. marketplace; to initiate a Phase 3 clinical trial of IMMU-132 for mTNBC patients to support the filing of the BLA, to initiate preparations to market IMMU-132 to mTNBC patients in the U.S. and, subject to meeting all standards, completing review and final determination of the FDA, to secure accelerated regulatory approval to market IMMU-132 for the use of patients with mTNBC in the U.S.

The recently-seated Immunomedics Board has conducted a review of the strategy of the Company, including a review of the projected timeline for submission of a BLA for IMMU-132 in mTNBC. These efforts to date have resulted in an updated timeline for the execution of delivering IMMU-132 to market, as well as the assessment of various deal structures and partnerships towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond. The Company is targeting to file the BLA with FDA for accelerated approval of IMMU-132 for patients with mTNBC between the late fourth quarter 2017 and first quarter 2018, subject to FDA input on the acceptance of the Company’s chemistry, manufacturing and controls filing plan.

The Company may require additional funding after the third quarter of 2018 to secure regulatory approval from FDA, complete commercial preparations to market IMMU-132 to mTNBC patients in the United States, complete its clinical trials currently underway or planned, continue research and new development programs, and continue operations. Potential sources of funding include the exercise of outstanding Warrants, potential various strategic partnership transaction towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, and equity and potential debt financing.

Until the Company can generate significant cash through the exercise of outstanding warrants, various deal structures and partnerships towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, or commercial operations, it expects to continue to fund its operations with its current financial resources. After the third quarter 2018, if the Company cannot obtain sufficient funding through the settlement of outstanding warrants, various strategic partnership transactions towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, it could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that the Company will be able to raise the additional capital needed to complete its pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. The Company’s existing debt may also negatively impact the Company’s ability to raise additional capital. If the Company is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1A Risk Factors, “Factors That May Affect Our Business and Results of Operations,” and elsewhere in our Annual Report on Form 10-K. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us, and access to capital markets that can provide us with the resources, when necessary, to fund our strategic priorities.

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

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Patent litigation:

Immunomedics filed a first amended complaint on October 22, 2015 and a second amended complaint on January 14, 2016 in the United States District Court for the District of New Jersey, against Roger Williams Medical Center (“RWMC”), Richard P. Junghans, M.D., Ph.D., and Steven C. Katz, M.D. The second amended complaint alleges that RWMC and Dr. Junghans breached a Material Transfer Agreement (“MTA”) through which it provided to them a monoclonal antibody known as MN-14 and related materials. Defendants are alleged to have breached the MTA and to have been negligent by, among other things, using the materials beyond the agreed-upon Research Project, sharing confidential information, failing to provide Immunomedics with a right of first refusal, failing to notify Immunomedics of intended publications prior to publishing, and refusing to return the materials upon request. Immunomedics also asserts defendants: claims of conversion, tortious interference, unjust enrichment, and infringement of three patents owned by Immunomedics. On January 28, 2016, defendants filed an Answer to the Second Amended Complaint. On October 12, 2016, Immunomedics filed a Third Amended Complaint, and further added as defendants Sorrento Therapeutics, Inc. and its subsidiaries TNK Therapeutics, Inc., BDL Products, Inc., and CARgenix Holdings, LLC. Defendants Junghans, Katz, and RWMC subsequently moved to dismiss for failure to state a claim on November 14, 2016, but this motion was denied on January 4, 2017. On December 2, 2016, Sorrento, TNK, BDL, and CARgenix moved to dismiss for lack of personal jurisdiction over them in New Jersey. The court granted this motion on January 25, 2017. On January 20, 2017, the court held a Markman hearing to construe the claims in the patents in suit. On February 28, 2017, the court issued an opinion and order finding, inter alia, that the term “effective amount” in the patents in suit is not indefinite and should be given its plain and order meaning, as proposed by Immunomedics, of “an amount capable of producing the claim result.”

Stockholder complaints:

Class Action Stockholder Federal Securities Cases

Two purported class action cases have been filed in the United States District Court for the District of New Jersey; namely, Fergus v. Immunomedics, Inc., et al., No. 2:16-cv-03335, filed June 9, 2016; and Becker v. Immunomedics, Inc., et al., No. 2:16-cv-03374, filed June 10, 2016. These cases arise from the same alleged facts and circumstances, and seek class certification on behalf of purchasers of our common stock between April 20, 2016 and June 2, 2016 (with respect to the Fergus matter) and between April 20, 2016 and June 3, 2016 (with respect to the Becker matter). These cases concern the Company's statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 American Society of Clinical Oncology ("ASCO") conference in Chicago, Illinois. The complaints allege that these statements were false and misleading in light of June 2, 2016 reports that ASCO had cancelled the presentation because it contained previously reported information. The complaints further allege that these statements resulted in artificially inflated prices for our common stock, and that the Company and certain of its officers are thus liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. An order of voluntarily dismissal without prejudice was entered on November 10, 2016 in the Becker matter. An order granting motion to consolidate cases, appoint lead plaintiff, and approve lead and liaison counsel was entered on February 7, 2017 in the Fergus matter. As of the date hereof, service of the initiating papers in the Fergus matter has not been made on the Company.

Stockholder Derivative Action in the Superior Court of New Jersey

On October 3, 2016, plaintiff commenced an action captioned Rosenfeld v. Goldenberg, et al., No. L-2200-16, alleging the same underlying facts and circumstances as in the pending federal securities class action, the Fergus matter. Specifically, this action concerns the Company’s statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 ASCO conference in Chicago, Illinois. The complaint alleges that these statements were false and misleading in light of the June 2, 2016 reports that ASCO had cancelled the presentation because it contained previously reported information. The complaint further alleges that these statements resulted in artificially inflated prices for our common stock, and that certain directors and officers of the Company breached their fiduciary duties to the Company. In addition to monetary damages, the complaint seeks to require the Company to reform its corporate governance and internal procedures. Service was effectuated on all defendants on April 7, 2017.

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

Stockholder Claim in the Court of Chancery of the State of Delaware

On February 13, 2017, venBio commenced an action captioned venBio Select Advisor LLC v. Goldenberg, et al., C.A. No. 2017-0108-VCL (Del. Ch.) (the “venBio Action”), alleging that Company’s Board breached their fiduciary duties when the Board (i) rescheduled the Company’s 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”) from December 14, 2016 to February 16, 2017, and then again to March 3, 2017, and (ii) agreed to the proposed Licensing Transaction with Seattle Genetics. venBio also named Seattle Genetics as a defendant and sought an injunction preventing the Company from closing the licensing transaction with Seattle Genetics. On March 6, 2017, venBio amended its complaint, adding further allegations, including that the Company’s Board breached their fiduciary duties when the Board amended the Company’s Amended and Restated By-laws (the “By-Laws”) to call for a plurality voting regime for the election of directors instead of majority voting, and providing for mandatory advancement of attorneys’ fees and costs for the Company’s directors and officers. The Court of Chancery entered a temporary restraining order on March 9, 2017, enjoining the closing of the Licensing Transaction. venBio amended its complaint a second time on April 19, 2017, this time adding as an additional defendant the Company’s financial advisor on the Licensing Transaction, Greenhill & Co., LLC. On May 3, 2017, venBio and the Company and individual defendants Goldenberg, Sullivan and Markison (collectively, the “Individual Defendants”) entered into the Term Sheet, which will be memorialized in a settlement agreement (“Settlement Agreement”), pursuant to which, among other things, venBio and the Company will release the Individual Defendants from all claims. As to all other claims, the Parties stipulated to stay the venBio Action and submit the remaining claims to non-binding mediation. Once the Parties execute the Settlement Agreement, it will be submitted to the Court of Chancery for approval. As to all other claims, including those asserted against the remaining individual defendants (former directors Robert Forrester, Jason Aryeh, Geoff Cox and Bob Oliver) and Greenhill, the parties will stipulate to stay the action and venBio and the Company will submit the remaining claims to non-binding mediation.

Lawsuit Against venBio Select Advisor LLC in the U.S. District Court (Delaware)(the “District Court”)

On February 17, 2017, the Company commenced an action captioned Immunomedics, Inc. v. venBio Select Advisor LLC, No. 17-176-LPS (D. Del.) (the “Federal Action”), seeking for the District Court to invalidate the proxies solicited by venBio in furtherance of its contest for the election of directors of the Company. The Company named as defendants venBio and its then-nominees, Behzad Aghazadeh, Scott Canute, Peter Barton Hutt, and Khalid Islam. The Company alleged that venBio had conducted its proxy contest and solicited proxies in violation the federal securities laws and regulations, namely by failing timely file a Schedule 13D form indicating venBio’s intent to effectuate change at the Company, publishing early voting results of the Company’s annual election of directors, publishing improper statements about the then-incumbent Board, forming a “group” of like-minded stockholders without publicly disclosing the group, and soliciting proxies without disclosing the solicitations to the SEC. On February 21, 2017, the Company sought an injunction preventing, among other things, the venBio nominees from benefiting from allegedly illegal shadow proxy contest, including, but not limited to, by asserting any claimed right to take office as a member of the Board until venBio made corrective disclosures and the stockholders were permitted time to consider them. On March 2, 2017, the District Court denied the Company the requested relief. On April 6, 2017, the District Court entered a stipulation and order pursuant to which the Company’s claims were voluntarily dismissed without prejudice. On April 17, 2017, Dr. Goldenberg, the Company’s Chief Scientific Officer and Chief Patent Officer and director, notified the District Court that he may maintain the claims initially brought by the Company. On May 3, 2017, Goldenberg and venBio entered into the Term Sheet pending the Settlement Agreement, pursuant to which, among other things, the Parties have agreed to submit to the District Court a stipulation and proposed order dismissing all claims in the Federal Action with prejudice, including those against the individual defendants (the then-venBio nominees). The Settlement Agreement will also include a mutual release of claims.

Lawsuit Challenging the Results of the 2016 Election of Directors

On March 3, 2017, six of the seven then-incumbent members of the Company’s Board commenced an action captioned Goldenberg, et al. vs Aghazadeh, et al., C.A. No. 2017-0163-VCL (Del. Ch.) (the “225 Action”), challenging the results of the election of directors at the 2016 Annual Meeting that took place on March 3, 2017, in which all four of venBio’s nominees won seats on the Company’s Board. The director-plaintiffs named as defendants venBio and its then-nominees, Behzad Aghazadeh, Scott Canute, Peter Barton Hutt, and Khalid Islam. The incumbent directors alleged the same underlying facts as the Company alleged in its lawsuit against venBio in federal court. On March 13, 2017, the Court of Chancery entered an order (the

“Status Quo Order”) seating all four venBio nominees (with the three incumbent directors who also won election (based on the plurality vote standard), the “Status Quo Board”) and limiting the Company’s Board to actions within the “ordinary course of business,” unless either waived by the parties on a case-by-case basis or ordered by the Court of Chancery. On March 24, 2017, the defendants, venBio and its four nominees, moved to dismiss the action. The plaintiffs in the action have opposed this motion to dismiss, which remains pending. On April 7, 2017, three of the six plaintiffs voluntarily withdrew their claims, leaving Goldenberg, Sullivan and Markison as plaintiffs. On April 20, 2017, the parties agreed to permit the Status Quo Board to explore a potential financing plan for the Company and negotiate a termination of the Licensing Transaction. On May 3, 2017, the Parties entered into the Term Sheet, pursuant to which, among other things, the Parties agreed to submit to the Court of Chancery a stipulation and proposed order lifting the Status Quo Order . On May 4, 2017, the Parties submitted that stipulation, which confirmed that the Status Quo Board is the lawful Board of the Company. Once the Settlement Agreement is executed, the Parties will submit to the Court of Chancery another stipulation and proposed order dismissing the 225 Action with prejudice, including those against the individual defendants (the then-venBio nominees). The Settlement Agreement will also include a mutual release of all claims.

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

We have incurred significant operating losses since our formation in 1982. As of March 31, 2017, we had an accumulated deficit of approximately $468.5 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our collaboration agreement with Bayer. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging product for which our patent protection has expired (which may leave us vulnerable to increased competition, for example, from biosimilar manufacturers). In addition, we have made the strategic decision to de-emphasize sales of our diagnostic product and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. Although we may have net income from time to time based on the timing and amount of proceeds received under collaborative or licensing agreements, we expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our clinical development efforts.

Although we believe our funds available as of March 31, 2017, in addition to net proceeds from the financing announced on May 5, are sufficient to support operations through the third quarter 2018 including the filing of the BLA with FDA for accelerated approval of IMMU-132 for patients with mTNBC; to continue manufacturing IMMU-132 at large scale to prepare for commercial operations in the U.S. marketplace; to initiate a Phase 3 clinical trial of IMMU-132 for mTNBC patients to support the filing of the BLA, to initiate preparations to market IMMU-132 to mTNBC patients in the U.S. and, subject to meeting all standards, completing review and final determination of FDA, to secure accelerated regulatory approval of IMMU-132 for the use of mTNBC patients in the U.S.. We anticipate we can also continue our other operations and research and development programs, at a reduced spending level, through the third quarter 2018. After the third quarter 2018, if the Company cannot obtain sufficient funding through the exercise of outstanding Warrants, various strategic partnership transactions towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, it could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that the Company will be able to raise the additional capital needed to complete its pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. The Company’s existing debt may also negatively impact the Company’s ability to raise additional capital. If the Company is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected.

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

Over the long term, we expect to commercialize IMMU-132 in mTNBC in the U.S. and globally, to expand IMMU-132 to treat patients with other solid tumors, including urinary bladder cancer, small cell lung cancer, non-small cell lung cancer, and others serious cancers, to expand research and development activities to continue to expand and we do not believe we will have adequate cash to continue commercial expansion and development of IMMU-132, or to complete development of product candidates in line with our pipeline included in our long term corporate strategy. Our capital requirements are dependent on numerous factors, including:

•	the rate of progress of commercialization of IMMU-132 in mTNBC and develop it for other cancers
•	the rate at which we progress our research programs and the number of product candidates we have in pre-clinical and clinical development at any one time;
•	the cost of conducting clinical trials involving patients in the United States, Europe and possibly elsewhere;
•	our need to establish the manufacturing capabilities necessary to produce the quantities of our product candidates we project we will need;
•	the time and costs involved in obtaining FDA and foreign regulatory approvals;
•	the cost of first obtaining, and then defending, our patent claims and other intellectual property rights;
•	the ability and willingness of the holders of our 4.75% Convertible Senior Notes due 2020 (“Convertible Senior Notes”) to convert their Convertible Senior Notes to Immunomedics common stock; and
•	our ability to enter into licensing and other collaborative agreements to help offset some of these costs.

There may be additional cash requirements for many reasons, including, but not limited to, changes in our commercial expansion plans, our research and development plans, the need for unexpected capital expenditures or costs associated with any acquisitions of other businesses, assets or technologies that we may choose to undertake. If we deplete our existing capital resources, we will be required to either obtain additional capital quickly, or significantly reduce our operating expenses and capital expenditures, either of which could have a material adverse effect on us.

Until we can generate significant cash through the exercise of outstanding Warrants, various strategic partnership transactions towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, we expect to continue to fund our operations with our current financial resources. These financial resources will not be adequate to sustain our operations beyond the third quarter 2018. Consequently, if we cannot obtain sufficient funding through the exercise of outstanding Warrants, various strategic partnership transactions towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, we could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. The Company’s existing debt will also negatively impact the Company’s ability to raise additional capital. If the Company is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. Having insufficient funds may require us to delay, scale-back, or eliminate some or all of our programs, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

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

As of March 31, 2017, our total consolidated indebtedness was $119.4 million, including our obligations under our Convertible Senior Notes and other liabilities. We intend to fulfill our current debt service obligations, including repayment of the principal from our existing cash and investments, as well as the proceeds from potential licensing agreements and any additional financing from equity or debt transactions. However, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Senior Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow to meet these obligations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive, or delaying or curtailing research and development programs. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

As of March 31, 2017 we had 109,604,620 shares of common stock issued, plus (1) $100 million of principal amount of Convertible Senior Notes convertible into up to approximately 19,583,360 shares of common stock at the conversion rate of $5.11 subject to adjustment as described in the indenture, (2) 3,583,034 options to purchase shares of common stock with a weighted‑average exercise price of $3.40 per share, (3) 365,464 restricted stock units, (4) 9,570,167 for potential future grants of options to purchase shares of common stock under the Plan, (5) 1,500,000 of restricted stock units issued to Dr. Goldenberg as part of the Amended and Restated Employment Agreement and (6) warrants to purchase 10,000,000 shares of common stock with an exercise price of $3.75. Of the 160,000,000 shares of common stock authorized under our Certificate of Incorporation, there are 793,355 shares of common stock that remain available for future issuance.

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

Our principal stockholders can significantly influence all matters requiring the approval by our stockholders.

As of March 31, 2017 venBio Select Advisor LLC, (‘venBio”) is the beneficial owner of approximately 9.6% of our outstanding common stock and approximately 7.5% of our fully diluted common stock. VenBio is our largest stockholder, and Dr. Behzad Aghazadeh, the Managing Partner and portfolio manager of the venBio Select Fund, serves on our Board of Directors.

As of March 31, 2017, Dr. David M. Goldenberg, our Chairman of the Board, Chief Scientific Officer and Chief Patent Officer, together with certain members of his family, including Ms. Cynthia L. Sullivan, our President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 7% of our outstanding common stock and approximately 5% of our fully diluted common stock.

As a result of this voting power, venBio and Dr. Goldenberg have the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

Series A-1 Convertible Preferred Stock

On May 4, 2017, the Company entered into the Purchase Agreement with the Purchasers, pursuant to which the Company, in a private placement, agreed to issue and sell to the Purchasers one million (1,000,000) shares of the Company’s Series A-1 Convertible Preferred Stock), at a price of $125 per share for gross proceeds to the Company of $125 million, before deducting fees and expenses. Each Preferred Share will be convertible, subject to the terms of the Certificate of Designation, into 23.10536 shares of Common Stock (or an aggregate of 23,105,360 shares of Common Stock). The effective purchase price per share of Common Stock (assuming conversion) is $5.41, (the closing price per share of Common Stock as listed on NASDAQ on May 4, 2017). The Financing closed on May 10, 2017.

The Company currently does not have a sufficient number of authorized and unreserved shares of Common Stock to permit the conversion of the Preferred Shares. Pursuant to the Purchase Agreement, the Company has agreed to use commercially reasonable efforts to seek stockholder approval of the Charter

Amendment, and to continue, as necessary, to seek such stockholder approval until the Charter Amendment receives the requisite stockholder approval. The Preferred Shares will automatically convert to shares of Common Stock upon stockholder approval of the Charter Amendment and subsequent filing of the Charter Amendment with the Secretary of State of the State of Delaware. To the extent the Company is unsuccessful in obtaining stockholder approval for the Charter Amendment and the increase in authorized shares of Common Stock has not become effective by August 31, 2017, then a cash dividend shall accrue on each share of Series A-1 Convertible Preferred Stock at a rate per annum equal to 1.00% of the initial purchase price per share of Series A-1 Convertible Preferred Stock, with the rate of accrual to increase by an additional 1.00% for each month following August 31, 2017 during which the Preferred Conversion Event (as defined in the Certificate of Designation) has not occurred.

Included in the Purchase Agreement are provisions which require the Company to register the resale of the Preferred Shares and the Common Stock underlying the Preferred Shares. The Company is required to prepare and file a registration statement with the SEC within 30 days following approval by the Company’s stockholders of the Charter Amendment and the subsequent effectiveness of the Charter Amendment, and to use commercially reasonable efforts to have the registration statement declared effective within 90 days if there is no review by the SEC, and within 120 days in the event of such review.

The Preferred Shares were offered and will be issued and sold in reliance upon the exemption from the registration requirements of the Securities Act, set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering and in reliance on similar exemptions under applicable state laws. Each Purchaser represented that it is an accredited investor and that it is acquiring the Preferred Shares for investment purposes only and not with a view to any resale, distribution or other disposition of such securities in violation of the United States federal securities laws.

The Company expects to use the proceeds from the financing towards working capital and general corporate purposes, including the continued development of its lead product candidate, IMMU-132.

Common Stock Warrants

On February 10, 2017, in connection with the execution of the License Agreement , the Company entered into a Stock Purchase Agreement (the “SPA”) with SGEN. Under the SPA, SGEN has purchased, and the Company has sold, in the aggregate, 3,000,000 shares of Common Stock (the “Common Shares”), at a price of $4.90 per share, for aggregate proceeds of $14.7 million. Concurrently with the sale of the Common Shares, pursuant to the SPA, the Company also agreed to issue a three-year warrant (the “SGEN Warrant”) to purchase an aggregate of 8,655,804 shares of Common Stock of the Company (the “Common Stock”). The SGEN Warrant will be exercisable for cash only and only upon approval by the Company’s stockholders of an amendment to the Company’s certificate of incorporation, and filing thereof, increasing such number of shares of Common Stock in an amount sufficient to allow for the exercise of the shares being issued upon the exercise of the SGEN Warrant, at an initial exercise price equal to $4.90 per share of Common Stock. The SGEN Warrant was issued on February 16, 2017 and was originally exercisable until February 10, 2020. The License Agreement was terminated by mutual agreement on May 4, 2017 (the “Termination Agreement”). Pursuant to the terms of the Termination Agreement, the Company and SGEN also agreed to amend the terms of the SGEN Warrant to amend the expiration date from February 10, 2020 to the later of (i) December 31, 2017, and (ii) the date that is six (6) months following the date on which a sufficient number of shares of Common Stock are authorized and reserved for issuance to permit the full exercise of the SGEN Warrant.

ITEM 6.EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Exhibit Index” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

May 10, 2017	By:	/s/ Cynthia L. Sullivan
Cynthia L. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2017	By:	/s/ Michael R. Garone
Michael R. Garone
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3(i).1

Form of Certificate of Designation of Series A-1 Convertible Preferred Stock. (Incorporated by reference to exhibit 3.1 to the Company’s current report on Form 8-K, as filed with the Commission on May 5, 2017).

3(ii).1

Second Amendment to Second Amended and Restated By-Laws of Immunomedics, Inc. (Incorporated by reference to exhibit 3.3 to the Company’s current report on Form 8-K, as filed with the Commission on February 16, 2017).

4.1

Warrant Agreement, dated as of February 16, 2017, between the Company and Broadridge Financial Solutions, Inc., as warrant agent (Incorporated by reference to exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Commission on February 16, 2017).

10.1	Development and License Agreement, dated as of February 10, 2017, by and between the Company and Seattle Genetics, Inc.*±

10.2	Stock Purchase Agreement, dated as of February 10, 2017, by and between the Company and Seattle Genetics, Inc. *

10.3

Form of Indemnification Agreement by and between the Company and each of its directors, executive officers, and certain of its former directors and executive officers (Incorporated by reference to exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Commission on February 16, 2017).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language) filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements. *

*Filed herewith.

±Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.