Form 10-K
period 2017-06-30
IMMUNOMEDICS INC
filed 2017-08-16
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark one)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017.

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



Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ◻    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	◻	Accelerated Filer	☑
Non-Accelerated Filer	◻	Smaller Reporting Company	◻
Emerging Growth Company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes   ◻   No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of December 31, 2016 was $388,989,000. The number of shares of the registrant’s common stock outstanding as of August 15, 2017 was 111,279,090.

Documents Incorporated by Reference:

Certain information required in Part III of this Annual Report on Form 10-K will be set forth in, and incorporated from the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended June 30, 2017.

In this Form 10-K, we use the words "Immunomedics, Inc." to refer to Immunomedics, Inc., a Delaware corporation, and we use the words "Company," "Immunomedics," "Immunomedics, Inc.," "we," "us" and "our" to refer to Immunomedics, Inc. and its subsidiaries.

PART I

Item 1.  Business

Overview

Immunomedics is a clinical-stage biopharmaceutical company developing monoclonal antibody-based products for the targeted treatment of cancer, autoimmune disorders and other serious diseases. Our proprietary technologies allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins. Using these technologies, we have built a pipeline of six clinical-stage product candidates. Our most advanced product candidate is IMMU-132 (sacituzumab govitecan), an antibody-drug conjugate (“ADC”) that has received Breakthrough Therapy Designation (“BTD”) from the United States Food and Drug Administration (“FDA”) for the treatment of patients with metastatic triple-negative breast cancer (“mTNBC”) who have failed at least two prior therapies for metastatic disease. BTD has provided us with ready access to the FDA to discuss its Expedited Programs for Serious Conditions for IMMU-132, including the Accelerated Approval Program.

At our Annual Meeting of Stockholders for 2016, a new Board of Directors was elected to embark on a new development plan for IMMU-132. After conducting a multifaceted assessment of the Company’s people, processes, and data to confirm the status of IMMU-132 development, the new Board, having recognized the significant potential of IMMU-132 and the Company’s capabilities, immediately adopted a new corporate strategy focused on bringing IMMU-132 to the market on its own for the benefit of patients with mTNBC and the creation of value for our shareholders.

To the best of our knowledge, IMMU-132 is the only antibody-based product candidate currently in clinical development that targets the cancer marker Trop-2. We chose this target because it internalizes rapidly into cancer cells following binding by the antibody, making it an ideal target for the delivery of toxic drugs with an ADC. Another reason is that Trop-2 is highly expressed by many and varied types of solid cancers. We believe that if IMMU-132 works in one of the Trop-2-expressing cancers, there is a good chance that it may work in other cancer types that contain the same marker. While this hypothesis is being evaluated in our Phase 2 basket trial, our current focus is to bring IMMU-132 to market for patients with mTNBC expeditiously via the FDA’s Accelerated Approval Program. To that end, our foremost goals for IMMU-132 during fiscal year 2018 are as follows:

1.

Submit a Biologics License Application (“BLA”) to the FDA for accelerated approval of IMMU-132 in mTNBC between December 2017 and March 2018. Per FDA guidance, the following steps need to be addressed for the filing:;

a.

Complete the review of treatment responses by an independent, third-party blinded group of radiologists and finalize the full data set of approximately 100 assessable patients from the Phase 2 trial of IMMU-132 in mTNBC. Enrollment of the full complement of more than 100 assessable patients was completed in December 2016;

b.

Initiate the Phase 3 confirmatory trial of IMMU-132 in patients with mTNBC. We have a Special Protocol Assessment (“SPA”) in place for the study and clinical trial materials have been manufactured. In addition, we have engaged a Clinical Research Organization (“CRO”) and site selection and planning are currently underway;

c.

Validate all Chemistry, Manufacturing and Controls (“CMC”) processes on commercial manufacturing. We are required to validate all or part of CMC at the time of the BLA filing. The level of CMC validation required by the FDA at the time of submission will be a determining factor in the filing timeline.

2.

Demonstrate CMC preparedness for large-scale manufacturing in anticipation of a potential commercial launch in the U.S. for IMMU-132 in early 2019. Although we have enough capability with our in-house manufacturing facility to produce commercial materials to support the launch and initial commercial operations, our goal is to transition manufacturing of the antibody from in-house to a large-scale Contract Manufacturing Organizations (“CMO”) for longer term commercial production.

We believe our current focus on commercializing IMMU-132 as a third-line therapy for patients with mTNBC is also the key to opening the door to further commercial opportunities in the future including developing IMMU-132 in earlier lines of therapy in mTNBC, as a monotherapy or in combination therapies, as well as expansion into other indications beyond TNBC, such as urothelial cancer (“UC”), small-cell lung cancer (“SCLC’), and non-small-cell lung cancer (“NSCLC”). It’s only by proving IMMU-132 in TNBC that we can explore, expand into, and potentially capitalize on these new opportunities. While our immediate focus on commercializing IMMU-132, on our own, in the U.S. and European markets; we are alert to opportunities to commercialize IMMU-132 in certain other regional markets; and we are also open to business development opportunities to develop other pipeline assets.

Our Clinical and Preclinical Programs

We believe that each of our antibodies has therapeutic potential either when administered as a naked antibody or when conjugated with chemotherapeutics, therapeutic radioisotopes (radiolabeled), cytokines or other toxins to create unique and potentially more effective treatment options. The attachment of various compounds to antibodies is intended to allow the delivery of these therapeutic agents to tumor sites with better specificity than conventional chemotherapy or radiation therapy approaches. This treatment method is designed to reduce the total exposure of the patient to the therapeutic agents, which ideally minimizes debilitating side effects.

Our portfolio of investigational products includes ADCs that are designed to deliver a specific payload of a chemotherapeutic directly to the tumor while reducing overall toxic effects that are usually found with conventional administration of these chemotherapy agents. In addition toIMMU-132, labetuzumab govitecan (“IMMU-130”), is in a Phase 2 trial for metastatic colorectal cancer (“mCRC”). These two ADCs facilitate targeted delivery of SN-38, the active metabolite of irinotecan, an effective, yet toxic chemotherapeutic, more directly to tumor cells. While sacituzumab govitecan and labetuzumab govitecan are circulating in the blood stream, our novel and proprietary ADC linking system keeps SN-38 conjugated to the antibody and in an inactive form, thereby reducing toxicity to normal tissues. The clinical safety and efficacy results obtained with sacituzumab govitecan and labetuzumab govitecan suggest that this half-life is long enough for the ADCs to reach their targets on the surface of tumor cells, without causing significant harm to the rest of the body. More importantly, the pH-sensitive nature of the linker allows the continuous release of SN-38 from the tumor-bound ADCs, regardless of whether the ADC is internalized or remains on the surface of the tumor cell leading to a locally enhanced concentration of SN-38 within or near the tumor. We believe this selective delivery enhances SN-38’s bioavailability at the tumor, which may improve efficacy while also reducing toxicity.

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

Below is our pipeline chart of late-stage antibody-based therapies including ADCs and other antibodies.

*  The International clinical trial on childhood relapsed acute lymphoblastic leukemia (“IntReALL”) is funded by the European Commission.

Antibody-Drug Conjugates

The targeted delivery of drug by an antibody is an exciting approach in cancer treatment that has gained significant interest over the past few years. ADCs are designed to deliver a specific payload of a chemotherapeutic directly to the tumor while reducing overall toxic effects that are usually found with conventional administration of these chemotherapy agents. We have a unique approach to ADC design that has allowed us to develop a platform technology with solid tumor therapy in mind. ADCs have three critical components – the antibody, linker and payload. Beginning with antibody, we have a suite of proprietary humanized antibodies, which are the result of 30 years of research and development in the field, and have selected highly cancer-specific antibodies to deliver moderately potent drugs to the tumors. We believe this approach permits a greater delivery of drug over repeated cycles of therapy, thereby improving the therapeutic index. Secondly, our patented linker technology is designed specifically for SN-38, which keeps SN-38 conjugated to the antibody and in an inactive form, thereby reducing toxicity to normal tissues. In addition, the pH-sensitive nature of the linker allows for rapid and continuous release of the drug once the ADC reaches a tumor. A high drug-to-antibody ratio also enhances the drug’s bioavailability within or near the tumor, which may improve efficacy while also reducing toxicity. Our payload drug of choice is SN-38, which is the active form of irinotecan, but is about 1,000-fold more potent. SN-38 cannot be administered directly to patients because it is not water soluble, and is too toxic. However, our unique CL-2A linker allows antibody-SN-38 conjugates to be soluble in water. Furthermore, there is no loss of antibody binding or drug activity.

As a result, all of our ADC product candidates have relatively lower toxicity and are capable of delivering greater doses of drug to tumor. They offer patients and physicians an opportunity for longer-term, repeated treatments. Two of our ADCs have completed Phase 2 studies in solid cancers. IMMU-132 targets a variety of solid tumors that over-express Trop-2, while our second ADC, IMMU-130 (labetuzumab govitecan), binds the CEACAM5 antigen, expressed on colorectal and other solid cancers. We are also positioned to expand our ADC Program to treat liquid cancers with the creation of IMMU-140 that targets HLA-DR.

Sacituzumab govitecan or IMMU-132

Sacituzumab govitecan is our lead investigational product for the treatment of patients with solid cancers. It is an ADC that contains SN-38, the active metabolite of irinotecan, approved by many health authorities, including the FDA, as a chemotherapeutic for patients with cancer. As noted earlier, SN-38 cannot be given directly to patients because of its toxicity and poor water solubility. Sacituzumab govitecan was created at Immunomedics by conjugating SN-38 site-specifically and at a high ratio of drug to hRS7, our anti-Trop-2 antibody. Trop-2 is a cell-surface receptor that while over-expressed by many human tumors, including cancers of the breast, urinary bladder, and lung, has limited expression in normal human tissues. It internalizes rapidly into cancer cells following binding by hRS7, making it a suitable target for the delivery of cytotoxic drugs.

Sacituzumab govitecan has received BTD from the FDA for the treatment of patients with mTNBC who have failed prior therapies for their disease. The regulatory agency has also granted this ADC Fast Track designation for patients with TNBC and for patients with SCLC, or NSCLC. Fast Track designation is designed to expedite the development and review of applications for products intended for the treatment of a serious or life-threatening disease or condition. This ADC has also been designated as an orphan drug by the FDA for the treatment of patients with SCLC or pancreatic cancer in the United States and by the European Medicines Agency (“EMA”) for the treatment of patients with pancreatic cancer in the European Union.

Our Phase 2 basket trial of sacituzumab govitecan has now treated over 500 patients in more than 15 types of solid cancers, with the dose of 10 mg/kg given on days 1 and 8 of repeated 21-day cycles being the established dose regimen. TNBC is the furthest along with the most patients enrolled. In December 2016, we achieved the goal of enrolling 100 TNBC patients as requested by the FDA for a BLA filing. Interim results in 85 assessable patients with mTNBC were presented by our clinical investigator at an Investor R&D Day conducted during January 2017. Overall, 81% of patients treated with IMMU-132 showed tumor shrinkage from baseline measurements. Two of these patients experienced complete responses (“CRs”) and 23 reported partial responses (“PRs”), while an additional three patients with initial PRs are awaiting confirmation. The clinical benefit rate (CR and PR, and patients with stable disease (“SD”)) at six months or later was 44% and the median duration of response (“DOR”) for those with objective responses was 10.8 months. Median progression-free survival (“PFS”) and median overall survival (“OS”) for all 85 patients were 6.0 months and 18.8 months, respectively. To put these results in perspective, based on what has been reported in the medical literature, the current standard of care offers mTNBC patients a PFS of 1.7 to 3.7 months and about 12 months of median survival.

The major toxicity (grade >3) has been neutropenia (39%) in this and most cancer patient cohorts, which has been managed by dose reduction, dose delays, or giving a hematopoietic cytokine. Diarrhea, which is the major side effect with irinotecan, has been much less, such as a grade >3 of 13%.

As per FDA requirements, radiological scans from patients with at least 20% tumor shrinkage are being reviewed by an independent third-party group in a blinded fashion. The centrally adjudicated results will be part of a BLA submission for the accelerated approval of sacituzumab govitecan in mTNBC. The FDA also requires a confirmatory Phase 3 trial to be underway at the time of BLA submission. We have a SPA in place for the study and clinical trial materials have been manufactured. In addition, we have engaged a CRO and site selection and planning are currently underway. Details of this confirmatory trial can be obtained from clinicaltrials.gov website using the identifier NCT02574455.

In addition to TNBC, we are making progress with IMMU-132 across three other advanced indications: UC, SCLC and NSCLC.

In patients with UC, especially metastatic urinary bladder cancer, updated results were reported at the 2017 Genitourinary Cancers Symposium by our clinical investigator. A total of 44 patients with metastatic UC had been enrolled into this open-label multicenter study. Sites of metastases included liver (N=9; 25%), lymph nodes (N=14; 39%), lungs (N=14; 39%, pelvis (N=9, 25%), and bone (N=4; 11%). Patients received a median of six doses (range, 1-50) of sacituzumab govitecan, which was administered at 8 or 10 mg/kg on days 1 and 8 of 3-week cycles. Despite repeated dosing, grade 3 or higher adverse events were limited to neutropenia (30%), febrile neutropenia (11%), fatigue (11%), and diarrhea (3%). The objective response rate (“ORR”) in 36 response-assessable patients was 31%, including one confirmed CR and ten confirmed PRs. For the 41 intention-to-treat (“ITT”) patients, median PFS was 7.2 months and median OS was 15.5 months.

For SCLC, despite the aggressive nature of the disease, encouraging ORR in 50 ITT patients was published online in Clinical Cancer Research on July 5, 2017.  The median number of prior chemotherapies for this group of patients was 2 (range, 1-7). All patients had metastatic (stage IV) disease and had been previously treated with platinum-based therapy and etoposide, with 11 having received topotecan. Notable findings from patients after receiving treatment with sacituzumab govitecan at the dose level of 8 mg/kg or 10 mg/kg include:

•	Ninety-two percent of the patients evaluated for expression of the target for sacituzumab govitecan, Trop-2, had elevated levels in their archived tumor specimens;
•

Patients given repeated treatment cycles had manageable toxicity, mostly Grade >3 neutropenia (34%), and 60% of those patients experienced tumor shrinkage from baseline computed tomography (“CT”) measurements;

•	ORR was 17% at the optimal dose schedule; the median DOR and OS were 5.7 and 7.5 months, respectively; and
•

Activity was observed in patients who were chemosensitive or chemoresistant to frontline chemotherapy, in patients who failed second-line topotecan, and in a subset who relapsed after immune checkpoint inhibitor therapy.

Phase 2 results with sacituzumab govitecan in patients with NSCLC were published online in the Journal of Clinical Oncology on May 26, 2017. In 54 heavily-pretreated patients with metastatic NSCLC who received either 8 or 10 mg/kg sacituzumab govitecan on days 1 and 8 of 21-day cycles. The primary endpoints were safety and ORR. PFS and OS were secondary endpoints. Notable findings from the study include:

•	In the response-assessable study population (N = 47), which had a median of 3 prior therapies (range, 2-7), 67% of patients showed a shrinkage from baseline CT measurements;
•

The confirmed ORR was 19.1%, the median DOR 6.0 months, and the clinical benefit rate (CR+PR+SD>4 months) was 43%. Responses occurred with a median onset of 3.8 months, including patients who had relapsed or progressed after immune checkpoint inhibitor therapy;

•	Median ITT PFS was 5.2 months (95% CI, 3.2, 7.1), and median ITT OS was 9.5 months;
•	Grade 3 or higher adverse events included neutropenia (28%), diarrhea (7%), nausea (7%), fatigue (6%), and febrile neutropenia (4%); and
•	Over 90% of 26 assessable archival tumor specimens were highly positive for Trop-2 by immunohistochemistry.

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

We have an extensive intellectual property portfolio protecting sacituzumab govitecan. Specifically, 35 patents were issued in the U.S. and 21 foreign patents were issued covering composition of matter, synthesis and uses. Certain patents relating to the protein sequence of the hRS7 antibody used in sacituzumab govitecan expire in 2017 in the United States and 2023 overseas. Patents to compositions and use of the CL2A linker incorporated in sacituzumab govitecan expire between 2023 and 2029 in the U.S. and overseas. Other patents relating to use of hRS7 for cancer therapy, including the SN-38 conjugated form of hRS7 used in sacituzumab govitecan, extend to 2033.  Additionally, we are entitled to extend the term of our key patent for up to 5 more years. Outside the U.S., patents were issued in Australia, Canada, China, Europe, Israel, Japan, Mexico, South Korea and other key global markets.

IMMU-130 or Labetuzumab Govitecan

Our second investigational solid-tumor ADC involves our anti-CEACAM5 antibody, labetuzumab, conjugated to SN-38. The agent is currently being studied in patients with metastatic colorectal cancer (“mCRC”) who had received at least one prior irinotecan-containing regimen and had an elevated blood titer of carcinoembryonic antigen (“CEA”). Several dosing schedules were evaluated in three Phase 1 studies. IMMU-130 showed therapeutic activity in all three trials, but a more frequent dosing schedule, with administrations of the ADC once or twice-weekly for two weeks followed by a week off, appeared to be more active in patients with mCRC than when administered every other week.

In the expanded Phase 2 study, patients were being treated in 3-week cycles, receiving IMMU-130 at 8 or 10 mg/kg once-weekly or twice a week at 4 or 6 mg/kg for the first two weeks followed by one week of rest. Updated results were presented at the 2016 American Association for Cancer Research Annual Meeting. A total of 82 patients were enrolled into the open-label study.

Since there was no significant difference in safety and efficacy between the two once-weekly dosing schedules, for patient’s convenience, the once-a-week dose of 10 mg/kg was chosen for future studies in mCRC patients.

Certain patents relating to labetuzumab used in IMMU-130 expired in 2016. Other patents relating to use of labetuzumab for cancer therapy, including the SN-38 conjugated form of labetuzumab used in labetuzumab govitecan, extend to 2033.

IMMU-140

Our third ADC, IMMU-140, is comprised of the humanized anti-HLA-DR antibody, IMMU-114, conjugated to SN-38, through the Company’s proprietary linker, CL2A. When given subcutaneously, the parental antibody, IMMU-114, has shown promising activity in patients with non-Hodgkin lymphoma (“NHL”) and chronic lymphocytic leukemia (“CLL”), and with a relatively safe profile. Thus, IMMU-140 is a dual-therapeutic, combining the signaling functions of the parental antibody, IMMU-114, with the cytotoxicity of SN-38. However, acute myelocytic leukemia (“AML”), despite having high expression levels of HLA-DR, has proven to be resistant to the antitumor effects of IMMU-114 in vitro. As a result, the potential treatment of AML, acute lymphocytic leukemia (“ALL”), and multiple myeloma (“MM”), continue to challenging for IMMU-114.

We conducted a preclinical study to determine if SN-38, a drug not commonly used in liquid malignancies, would prove to be an effective and safe therapeutic when targeted with the IMMU-114 antibody, which could then improve the antitumor activity of IMMU-114. A total of four human cancer cell lines, AML, ALL, MM, and CLL, were used to examine the in vitro and in vivo activity of IMMU-140 versus parental IMMU-114. The results were presented at the 2016 Annual Meeting of the American Society of Hematology.

In seven human disease models in mice ALL, CLL, MM, AML, diffuse large B-cell lymphoma (“DLBCL”), Hodgkin lymphoma (“HL”), and melanoma), IMMU-140 treatment at 25 mg/kg twice weekly for 4 weeks (human equivalent dose (“HED”) = 2 mg/kg)  provided significant therapeutic efficacy compared to non-specific control ADCs.  Of note, in intractable AML and ALL, IMMU-140 imparted a >140% and 80% increase in survival, respectively, compared to IMMU-114 therapy.  Even a dose reduction to 12.5 mg/kg (HED = 1 mg/kg), produced significant antitumor effects compared to all controls in AML and malignant melanoma.  Though not significant, in MM IMMU-140 improved survival approximately 60% compared to IMMU-114 while in CLL, this treatment was significantly better than IMMU-114. Therapy with IMMU-140 was well tolerated by the mice with no appreciable loss in body weight.

These preclinical results demonstrated IMMU-140’s higher potency than naked IMMU-114 in ALL and AML; and an added, if not significant, survival benefit in experimental MM and CLL. More importantly, the dual-therapeutic potential of IMMU-140 allows for the ability to treat a range of HLA-DR-positive hematopoietic and solid cancers, and therefore warrants further clinical development.

Other Product Candidates

We have additional potential products for the treatment of cancer and autoimmune diseases including epratuzumab, our anti-CD22 antibody; veltuzumab, our anti-CD20 antibody; milatuzumab, our anti-CD74 antibody; and IMMU-114, a humanized anti-HLA-DR antibody.

Epratuzumab

Epratuzumab is a humanized antibody that targets CD22, an antigen found on the surface of B lymphocytes, a type of white blood cell critical to proper immune system function. Elevated expression of CD22 and other B-cell receptor-associated (“BCR”) proteins on B lymphocytes has been associated with blood cancers and autoimmune diseases. Epratuzumab’s mechanism of action includes the transfer of BCR-proteins to helper cells called effector cells, thereby reducing B-cell destruction and the impact of epratuzumab on the immune system. We believe epratuzumab is the only antibody in development targeting the reduction of these proteins without severely depleting B-cells through a process known as trogocytosis.

We have a research collaboration with The Bayer Group (“Bayer”) to study epratuzumab as a thorium-227 labeled antibody. Bayer is currently enrolling patients with relapsed or refractory CD22-positive NHL into a Phase 1 study evaluating epratuzumab labeled with thorium-227. This study is focusing on patients with diffuse large B-cell lymphoma and potentially follicular lymphomas who have been previously treated with, or are not considered candidates for available therapies.

In addition, the IntreALL Inter-European study group is conducting a large, randomized, Phase 3 trial combining epratuzumab with chemotherapy in children with relapsed ALL at clinical sites in Australia, Europe, and Israel. This Phase 3 study, which is partially funded by the European Commission, assesses the efficacy and safety of this combination therapy using event-free survival as the surrogate for survival, the primary endpoint.

Although certain patents to the epratuzumab protein sequence expired in 2014 in the United States and in 2015 overseas, other patents issued to therapeutic use of epratuzumab extend to 2018-2023 for cancer and 2020 for autoimmune disease. The method of preparing concentrated epratuzumab for subcutaneous administration is covered by another patent family with expiration in the United States in 2032.

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

The anti-CD74 antibody is currently being studied subcutaneously in autoimmune disease in a Phase 1b study in patients with active SLE supported by a three-year research grant from the United States Department of Defense with a potential funding of $2 million.

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

First results from the open-label Phase 1b study of subcutaneously administered milatuzumab in an initial cohort of ten adult patients with moderate lupus disease activity but not severe flares (at least 2 BILAG B scores, but no A's) were presented at a poster session during the 2016 annual European League Against Rheumatism (“EULAR”) Congress. Based on the early encouraging results, we have expanded the study into a double-blind, placebo-controlled 30-patient randomized trial to confirm the activity of milatuzumab in this population and have received approval from the Department of Defense for an increased budget to support the expansion.

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

Subcutaneous injections of IMMU-114 produced encouraging efficacy in a Phase 1 first-in-man study in patients with advanced, relapsed NHL and CLL. The injections were well tolerated by patients, with only local skin reactions at the injection sites, which were all mild to moderate and transient. Furthermore, only one patient had evidence of immunogenicity of uncertain significance and no other cytopenias or changes in routine safety laboratory results occurred.

Our Platform Technologies

In our drive to improve targeted therapies of diseases, we have built significant expertise in antibody engineering, particularly proprietary CDR-grafting methods, antibody production and formulation, immunochemistry, molecular biology, antibody conjugation, peptide chemistry, synthetic organic chemistry, and protein engineering.

Beginning with our unique grafting technique to engineer humanized antibodies, our antibody humanization platform has produced a diverse portfolio of therapeutic agents that are in multiple stages of clinical trials for the therapy of cancer and autoimmune diseases, as detailed above. These humanized antibodies are well tolerated and also have a low incidence of immunogenicity.

With the successful humanized antibody platform as a foundation, we have built a robust ADC program using our own proprietary ADC linker technology. Finally, our protein engineering platform technology called DOCK-AND-LOCK® combines conjugation chemistry and genetic engineering to produce bioactive molecules of increasing complexity.

ADC Linker Technology

We developed a novel ADC platform using our proprietary linker, CL2A, which was designed with targeted delivery of SN-38 in mind. SN-38 is about 3 orders of magnitude (100 to 1,000 times) more potent than irinotecan, its parent drug, but it cannot be administered systemically to patients because of its poor water solubility and toxicity. Our linker, CL2A, allows us to produce SN-38 conjugates that are soluble in water with excellent yields while preserving antibody binding and drug activity.

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

The final structure of our ADC is depicted below, with the pH-sensitive cleavable linkage highlighted. What differentiates our ADC platform from other companies is the high drug-to-antibody ratio of about seven to eight molecules of drug per antibody. That is to say, when our ADCs bind to their targets on cancer cells, they are delivering up to eight molecules of SN-38 per antibody molecule into the blood or at the vicinity of the tumor, which may explain why our ADCs can deliver more than 120-times the amount of SN-38 to the tumor when studied in an animal model, as compared to irinotecan, the parent compound. We can deliver this drug concentration because our drug is not supertoxic, thus permitting us to give higher antibody doses, in repeated therapy cycles, that we believe provide a better therapeutic index.

DOCK-AND-LOCK® Platform Technology

We developed a platform technology, called the DOCK-AND-LOCK® method, which has the potential for making a considerable number of bioactive molecules of increasing complexity. DNL® utilizes the natural interaction between two human proteins, cyclic AMP-dependent protein kinase A (“PKA”) and A-kinase anchoring proteins (“AKAPs”). The region that is involved in such interaction for PKA is called the dimerization and docking domain, (“DDD”), which always is produced in pairs. Its binding partner in AKAPs is the anchoring domain (“AD”). When mixed together, DDD and AD will bind with each other spontaneously to form a binary complex, a process termed docking. Once “docked,” certain amino acid residues incorporated into DDD and AD will react with each other to “lock” them into a stably-tethered structure. The outcome of the DNL® method is the exclusive generation of a stable complex, in a quantitative manner that retains the full biological activities of its individual components.

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

We have employed DNL® to create bispecific antibodies targeting cancers as a T-cell redirecting immunotherapy. This is one of several new methods of cancer immunotherapy being studied both clinically and preclinically by many other commercial and academic groups. In contrast to hematological tumors, little progress has been made in this approach to treat the more challenging solid cancers, including pancreatic and gastric cancers, two malignancies with very high rates of mortality.

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

Immuno-Oncology

Harnessing the patient's own immune system to control metastatic disease has become an exciting approach in cancer therapy, particularly inhibitors of programmed cell death, such as PD-1. The approval of two such agents, as well as an antibody that inhibits T lymphocyte-associated antigen 4 (“CTLA4”), has spurred interest in their combination with other therapies in order to achieve synergy, whereby superior effects are achieved. We have begun to develop our own PD-1 antibody to evaluate its use in combination with our other anticancer agents in preclinical studies, such as the ADCs described above.

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

Finally, as described above under DOCK-AND-LOCK® platform technology, we are developing an investigational T-cell redirected bispecific antibody that takes advantage of our Trop-2 antibody targeting, and has shown biological activity in our preclinical animal studies. We have now begun work to develop the constructs needed for translation into candidates for human clinical trials.

Diagnostic Imaging Products

We transitioned away from the development and commercialization of new diagnostic imaging products in order to accelerate the development of our therapeutic product candidates, although we continue to manufacture and sell, distribute and support LeukoScan® (sulesomab) in territories where regulatory approvals have previously been granted. LeukoScan® is indicated for diagnostic imaging to determine the location and extent of infection/inflammation in bone in patients with suspected osteomyelitis, including patients with diabetic foot ulcers.

Research and Development Expense

We have historically invested heavily in our research and development programs, spending approximately $51.8 million, $53.5 million and $41.7 million for these programs during the fiscal years ended June 30, 2017, 2016, and 2015, respectively. The expense decrease  during the 2017 fiscal year resulted primarily from the closure of the Phase 3 pancreatic cancer “PANCRIT Trial” in the 2016 fiscal year, partially offset by higher spending in product development expense related to the manufacturing IMMU-132.  The expense increases during the 2016 and 2015 fiscal years resulted primarily from higher spending for clinical trials, particularly for the PANCRIT Trial and the ADC clinical trials.

Patents and Proprietary Rights

Our Patents

We have accumulated a sizeable portfolio of patents and patent applications in the course of our research, which we believe constitutes a valuable business asset. Our key patents relate primarily to our therapeutic product candidates as well as our technologies and other discoveries for which no product candidate has yet been identified. As of August 4, 2017, our portfolio included approximately 316 active United States patents. In addition, as of such date, the portfolio included more than 400 foreign patents, with a number of United States and foreign patent applications pending.

The chart below highlights our material patents and product groups as of August 4, 2017, the major jurisdictions, and relevant expiration periods. Additional patents have been filed to extend the patent life on some of these products, but there can be no assurance that these will be issued as filed.

Program & Product Group	Targeted Antigen/Description	Patent Expiration	Major Jurisdictions
Antibody-Drug Conjugates	Trop-2, CEA/CEACAM5 and HLA-DR	2023-2033	U.S., Europe, Japan
Subcutaneous Formulation	All Antibodies	2032	U.S., Europe, Japan
Epratuzumab	CD22	2017-2032	U.S., Europe, Japan
Veltuzumab	CD20	2023-2029	U.S., Europe, Japan
Milatuzumab	CD74	2018-2032	U.S., Europe, Japan
IMMU-114	HLA-DR	2026	U.S., Europe, Japan
DNL® Program – (E1)-3s	Trop-2	2033	U.S., Europe, Japan

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

Center for Molecular Medicine and Immunology (“CMMI”) – We entered into a license agreement with CMMI in December 2004, whereby we have licensed certain rights with respect to patents and patent applications owned by CMMI. Dr. Goldenberg, our Chief Scientific Officer and Chief Patent Officer and former Chairman of our Board of Directors, founded and was the President and member of the Board of Trustees of CMMI. No license or milestone payments are required under this agreement. Under the license agreement, which expires at the expiration of the last of the licensed patents in 2031, CMMI will receive future royalty payments in the low single digits based on a percentage of sales of products that are derived from the CMMI patents. Inventions made independently of us by CMMI are the property of CMMI. CMMI has ceased operations and is in the process of dissolution. Please see the section entitled “Other Collaborations” for a description of the current status of the relationship.

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

Corporate Collaboration

In January 2013, we entered into a collaboration agreement with Algeta ASA, subsequently acquired by Bayer, for the development of epratuzumab conjugated with Algeta’s proprietary thorium-227 alpha-pharmaceutical payload. Under the terms of this agreement, we have manufactured and supplied clinical-grade epratuzumab to Bayer, which has rights to evaluate the potential of a conjugated thorium-227 epratuzumab for the treatment of cancer. Bayer will fund all nonclinical and clinical development costs up to the end of Phase 1 clinical testing. Upon successful completion of Phase 1 clinical testing, the parties shall negotiate terms for a license agreement at Bayer’s request. We have agreed with Bayer to certain parameters to be included in the license agreement. This agreement has been extended to December 30, 2018.

Other Collaborations

In previous years, we conducted research on a number of our programs in collaboration with CMMI and its clinical unit, the Garden State Cancer Center. CMMI performed contracted pilot and pre-clinical trials in scientific areas of importance to us and also conducted basic research and pre-clinical evaluations in a number of areas of potential interest to us. Dr. David M. Goldenberg, our Chief Scientific Officer, Chief Patent Officer and former Chairman of our Board of Directors, was the President and a Member of the Board of Trustees of CMMI. CMMI has ceased operations and is in the process of dissolution.

We also collaborate with numerous other academic and research centers. Our academic collaborators have included such institutions as the Erasme University Hospital, Brussels, Belgium; University of Nijmegen, The Netherlands; Institut National de la Sante et de la Recherche Medicale, Nantes, France; University Medical Center Göttingen, Germany; Karolinska Institutet, Stockholm, Sweden; New York Presbyterian Hospital – Weill Cornell Medical College; University of Ohio Cancer Center; University of Texas M.D. Anderson Cancer Center. We believe such academic research collaboration may identify new and improved products and techniques for diagnosing and treating various cancers, autoimmune and infectious diseases.

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

Product Approval

In the United States, our product candidates are regulated as biologic pharmaceuticals, or biologics. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices (“GLP”) regulations;
•	submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin and must be updated annually;
•	approval by an independent Institutional Review Board (“IRB”), the ethics committee at each clinical site before the trial is initiated.
•	performance of adequate and well-controlled clinical trials to establish the safety, purity and potency of the proposed biologic, and the safety and efficacy of the proposed drug for each indication;
•	preparation of and submission to the FDA of a BLA, for a new biologic, after completion of all pivotal clinical trials;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities to assess compliance with current Good Manufacturing Practice (“cGMP”), regulations; and
•	FDA review and approval of a BLA for a new biologic, prior to any commercial marketing or sale of the product in the United States.

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

We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies. A number of companies, including Amgen, AstraZeneca, Bayer Healthcare Pharmaceuticals, Biogen Idec, Bristol-Myers Squibb, Celgene, Eli Lilly, Genmab, GlaxoSmithKline, Immunogen, Johnson & Johnson, Merck, Merck Serono, Novartis, Pfizer, Roche, and Seattle Genetics Inc. (“Seattle Genetics”), are engaged in the development of therapeutic oncology and autoimmune products. Many of these companies have significantly greater financial, technical and marketing resources than we do. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants. Our ability to compete successfully with other companies in the biopharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

Marketing, Sales and Distribution

As noted above, we intend to bring IMMU-132 to the U.S. market on our own for patients with mTNBC. Should our efforts become successful, we will need to build a commercial operation with a sales force of approximately 50 to 100 agents anticipated. At present, we have limited marketing and sales capabilities as we focus on developing our therapeutic product candidates. However, we continue to manufacture and market LeukoScan®  in certain European markets with our internal sales force and to provide technical support directly to customers. In the past, we had agreements with third parties to market and provide distribution and customer support services for LeukoScan®. However, these agreements will be terminated January 1, 2018 and we will assume responsibility to distribute and support the LeukoScan® product on our own.

Our European operations are headquartered in Rodermark, Germany. Our distribution agreement with Logosys Logistik GmbH to package and distribute LeukoScan® in the EU will be terminated effective December 31, 2017.

Manufacturing

We operate a recombinant monoclonal antibody manufacturing facility at our Morris Plains, New Jersey location. This facility is used for the production of all of our therapeutic product candidates for clinical trials, and potentially for commercial production as well.

For the commercial-scale manufacturing of sacituzumab govitecan (IMMU-132) we have contracted with two outside contract manufacturing organizations to provide drug for the planned Phase 3 clinical trial and to support the commercial launch of IMMU-132 in the United States. Accordingly, we have agreements with Johnson Matthey Pharma Services of Devens, Massachusetts for the manufacture of the linker-drug payload,); and, BSP Pharmaceuticals of Latina Scalo, Italy for the conjugation of the antibody with the linker-drug and fill/finish of the IMMU-132 drug product. Presently, we have the capacity at our Morris Plains facility to manufacture sufficient quantities of the Trop-2 antibody to support the commercial launch of IMMU-132 in the U.S.. Together with our CMO partners, we have already manufactured sufficient quantities of the drug product to supply our full needs to continue the Phase 2 basket trial and also to complete the confirmatory Phase 3 clinical trial of IMMU-132 as a third-line therapy for patients with mTNBC. Additionally, we are currently in discussions with other CMOs to support our longer term needs for commercial-scale antibody production.

We also manufacture LeukoScan®  for commercial sale at our facility in Morris Plains, New Jersey. The Committee on Proprietary Medicinal Products of the European Commission approved the manufacturing facility and product manufacturing processes for LeukoScan® in May 1998. We perform antibody processing and purification of all our therapeutic product candidates at this facility. We scaled-up our antibody purification and fragmentation manufacturing processes for our diagnostic imaging agent to permit us to produce commercial levels of product. We have an agreement with BAG GmbH, Lich, Germany for the final formulation, fill and finish of LeukoScan®.

Manufacturing Regulatory Considerations

In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities and processes used in the manufacturing of such products prior to providing approval to market a product. If, after receiving clearance from the FDA, a material change is made in manufacturing equipment, location, or process, additional regulatory review may be required. We must also adhere to cGMP and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval. If, as a result of these inspections, the FDA determines that our equipment, facilities or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations.

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

Employees

As of August 1, 2017, we employed 138 persons on a full-time basis, 12 of whom were in research and development departments, 22 of whom were engaged in clinical research and regulatory affairs, 79 of whom were engaged in operations and manufacturing and quality control, and 25 of whom were engaged in finance, administration, sales and marketing. Of these employees, 49 hold M.D., Ph.D. or other advanced degrees. We believe that while we have been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel continues to be intense and there can be no assurance that we will continue to be able to attract and retain the professionals we will need to grow our business. Our employees are not covered by a collective bargaining agreement and we believe that our relationship with our employees is excellent.

Corporate Information

We were incorporated in Delaware in 1982. Our principal offices are located at 300 The American Road, Morris Plains, New Jersey 07950. Our telephone number is (973) 605-8200. We have two foreign subsidiaries, Immunomedics B.V. in The Netherlands and Immunomedics GmbH in Rodermark, Germany, to assist us in managing sales and marketing efforts and coordinating clinical trials in Europe.  In addition, we have a majority-owned subsidiary, IBC Pharmaceuticals, Inc. (“IBC”). Immunomedics has incurred expenses on behalf of the IBC operations, including interest, over the past thirteen years. As of June 30, 2017, IBC has a liability to Immunomedics Inc. of approximately $16.8 million, which is eliminated in consolidation. Our web address is www.immunomedics.com. We have not incorporated by reference into this Annual Report on Form 10-K the information on our website and you should not consider it to be a part of this document.

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

We have incurred significant operating losses since our formation in 1982. As of June 30, 2017, we had an accumulated deficit of approximately $521.7 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our collaboration agreement with Bayer and sales of our LeukoScan®  product in certain European countries. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging product for which our patent protection has expired (which may leave us vulnerable to increased competition, for example, from biosimilar manufacturers). In addition, we have made the strategic decision to de-emphasize sales of our diagnostic product and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. Although we may have net income from time to time based on the timing and amount of proceeds received under collaborative or licensing agreements, we expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our clinical development efforts.

As of June 30, 2017 we have $154.9 million in cash, cash equivalents and marketable securities; which we believe is sufficient to support operations through September 2018, and which allows us to accomplish the goal of filing a BLA for Accelerated Approval of IMMU-132 in mTNBC from the FDA during the period between December 2017 and March 2018, subject to FDA input on the acceptance of the Company’s chemistry, manufacturing and controls filing plan.

The Company will require additional funding after September 2018 to secure regulatory approval from the FDA, complete commercial preparations to market IMMU-132 to mTNBC patients in the United States, complete its clinical trials currently planned or underway, continue research and new development programs, and continue operations. Potential sources of funding include the exercise of outstanding warrants, potential various strategic partnership transactions towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, and equity and potential debt financing.

Until the Company can generate significant cash through the exercise of outstanding warrants, various strategic partnership transactions towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, or commercial operations, it expects to continue to fund its operations with its current financial resources. These financial resources are adequate to sustain the Company’s operations at a level of activity sufficient to support the filing of the BLA with the FDA for accelerated approval of IMMU-132 for patients with mTNBC; to continue manufacturing IMMU-132 at large scale; to prepare for commercial operations in the U.S. marketplace; to initiate a Phase 3 clinical trial of IMMU-132 for mTNBC patients to support the filing of the BLA; to initiate preparations to market IMMU-132 to mTNBC patients in the U.S. and, subject to meeting all standards, completing review and final determination of the FDA, to secure accelerated regulatory approval to market IMMU-132 for the use of patients with mTNBC in the U.S.. After September 2018, if the Company cannot obtain sufficient funding through the exercise of outstanding warrants, various potential strategic partnership transactions towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, it could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that the Company will be able to raise the additional capital needed to complete its pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. The Company’s existing debt may also negatively impact the Company’s ability to raise additional capital. If the Company is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected.

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

Our clinical trials may not adequately show that our drugs are safe or effective, and a failure to achieve the planned endpoints could result in termination of product development.

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

There may be additional cash requirements for many reasons, including, but not limited to, changes in our commercial expansion plans, our research and development plans, the need for unexpected capital expenditures or costs associated with any acquisitions of other businesses, assets or technologies that we may choose to undertake and marketing and commercialization of our product candidates. If we deplete our existing capital resources, we will be required to either obtain additional capital quickly, or significantly reduce our operating expenses and capital expenditures, either of which could have a material adverse effect on us.

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

Although historically we have been a research and development company, we plan to commercialize our lead product candidate internally rather than license such asset. There can be no assurance that we will be successful in developing and expanding commercial operations or balancing our research and development activities with our commercialization activities.

We have historically been engaged primarily in research and development activities, but plan to commercialize our lead product candidate, IMMU-132, ourselves. There can be no assurance that we will be able to successfully manage the balance of our research and development operations with our planned commercialization activities. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by companies balancing development of product candidates, which can include problems such as unanticipated issues relating to clinical trials and receipt of approvals from the FDA and foreign regulatory bodies, with commercialization efforts, which can include problems relating to managing manufacturing and supply, reimbursement, marketing problems and additional costs. Our product candidates will require significant additional research and clinical trials, and we will need to overcome significant regulatory burdens prior to commercialization in the U.S. and other countries. In addition, we may be required to spend significant funds on building out our commercial operations. There can be no assurance that after the expenditure of substantial funds and efforts, we will successfully develop and commercialize any of our product candidates, generate any significant revenues or ever achieve and maintain a substantial level of sales of our products.

We may not successfully establish and maintain collaborative and licensing arrangements, which could adversely affect our ability to develop and commercialize certain of our product candidates. Our future collaboration partners may not adequately perform their responsibilities under our agreement, which could adversely affect our development and commercialization program.

A key element of our business strategy has been to develop, market and commercialize our product candidates through collaborations with more established pharmaceutical companies. To the extent we continue to rely on this business strategy, we may not be able to maintain or expand these licenses and collaborations or establish additional licensing and collaboration arrangements necessary to develop and commercialize any of our product candidates. Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our product candidates. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

We expect to rely at least in part on third party collaborators to perform a number of activities relating to the development and commercialization of certain of our product candidates, including the manufacturing of product materials, the design and conduct of clinical trials for certain of our product candidates, and potentially the obtaining of regulatory approvals and marketing and distribution of any successfully developed products. Our collaborative partners may also have or acquire rights to control aspects of our product development and clinical programs. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate. In addition, if any of these collaborative partners withdraw support for our programs or product candidates or otherwise impair their development, our business could be negatively affected. Our expenses may also increase as a result of our plan to undertake these activities internally to commercialize IMMU-132.

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

The biotechnology industry is highly competitive, particularly in the area of diagnostic and therapeutic oncology and autoimmune disease products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Amgen, AstraZeneca, Bayer Healthcare Pharmaceuticals, Biogen Idec, Bristol-Myers Squibb, Celgene, Eli Lilly, Genmab, GlaxoSmithKline, Immunogen, Johnson & Johnson, Merck, Merck Serono, Novartis, Pfizer, Roche, and Seattle Genetics, are engaged in the development of therapeutic oncology products. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology and autoimmune disease products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies. Further, even if we are able to successfully develop and commercialize products, other manufacturers operating in emerging markets may also have a competitive advantage over us with respect to competing products due to their ability to manufacture with a lower cost base.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, a director and our Chief Scientific Officer and Chief Patent Officer, who was the former Chairman of our Board of Directors, Ms. Cynthia L. Sullivan, a director and our former President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operated as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg was the President and a Trustee of CMMI, a not-for-profit cancer research center that we used to conduct certain research activities. CMMI has ceased operations. Dr. Goldenberg is also a minority stockholder, director and officer of our majority-owned subsidiary, IBC.

Dr. Goldenberg is the primary inventor of new intellectual property for Immunomedics and IBC and is largely responsible for allocating ownership between the two companies. Immunomedics has incurred expenses on behalf of the IBC operations, including interest, over the past thirteen years. As of June 30, 2017, IBC has a liability to Immunomedics Inc. of approximately $16.8 million, which is eliminated in consolidation. Dr. Goldenberg also has primary responsibility for monitoring the market for incidences of potential infringement of the Company’s intellectual property by third parties.

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

As of June 30, 2017, our total consolidated indebtedness was $131.3 million, including our obligations under our Convertible Senior Notes and other liabilities. We intend to fulfill our current debt service obligations, including repayment of the principal from our existing cash and investments, as well as the proceeds from potential licensing agreements and any additional financing from equity or debt transactions. However, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Senior Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow to meet these obligations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive, or delaying or curtailing research and development programs. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

As of June  30, 2017 we had 110,344,643 shares of common stock issued, plus (1) 1,000,000 shares of preferred stock issued, which is convertible into up to approximately 23,105,348 shares of common stock at the conversion price of $5.41,  (2) $100 million of principal amount of Convertible Senior Notes convertible into up to approximately

19,583,360 shares of common stock at the conversion rate of $5.11 subject to adjustment as described in the indenture, (3)  2,893,240 options to purchase shares of common stock with a weighted‑average exercise price of $3.48 per share, (4)  1,831,329 restricted stock units, (5)  9,540,417 for potential future grants of options to purchase shares of common stock under the Plan, (6) warrants to purchase 10,000,000 shares of common stock with an exercise price of $3.75 and (7) warrants to purchase 8,655,804 shares of common stock with an exercise price of $4.90. Of the 250,000,000 shares of common stock authorized under our Certificate of Incorporation, there are 64,045,859 shares of common stock that remain available for future issuance.

Our outstanding Convertible Senior Notes, Convertible Preferred Shares, options and warrants may adversely affect our ability to consummate future equity‑based financings due to the dilution potential to future investors.

Due to the number of shares of common stock we are obligated to issue pursuant to outstanding Convertible Senior Notes, Convertible Preferred Shares, options and warrants, potential investors may not purchase our future equity offerings at market price because of the potential dilution such investors may suffer as a result of the exercise of the outstanding Convertible Senior Notes, options and warrants.

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

As of June  30, 2017 venBio Select Advisor LLC, (‘venBio”) is the beneficial owner of approximately 11.1% of our outstanding common stock (assuming for these purposes only, the conversion of all outstanding shares of preferred stock into common stock) and approximately 7.9% of our fully diluted common stock. venBio is our largest stockholder, and Dr. Behzad Aghazadeh, the Managing Partner and portfolio manager of the venBio Select Fund, serves as Chairman of our Board of Directors.

As of June  30, 2017, Dr. David M. Goldenberg, our Chief Scientific Officer, Chief Patent Officer and former Chairman of the Board, together with certain members of his family, including Ms. Cynthia L. Sullivan, our former President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 6.9% of our outstanding common stock and approximately 4.1% of our fully diluted common stock.

As a result of this voting power, venBio and Dr. Goldenberg have the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

There are limitations on the liability of our directors, and we may have to indemnify our officers and directors in certain instances.

Our certificate of incorporation limits, to the maximum extent permitted under Delaware law, the personal liability of our directors for monetary damages for breach of their fiduciary duties as directors. Our bylaws provide that we will indemnify our officers and directors and may indemnify our employees and other agents to the fullest extent permitted by law. These provisions may be in some respects broader than the specific indemnification provisions under Delaware law. The indemnification provisions may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of certain proceedings against them as to which they could be indemnified and to obtain directors’ and officers’ insurance. Section 145 of the Delaware General Corporation Law provides that a corporation may indemnify a director, officer, employee or agent made or threatened to be made a party to an action by reason of the fact that he or she was a director, officer, employee or agent of the corporation or was serving at the request of the corporation, against expenses actually and reasonably incurred in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. Delaware law does not permit a corporation to eliminate a director’s duty of care and the provisions of our certificate of incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director’s breach of the duty of care.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our headquarters is located at 300 The American Road, Morris Plains, New Jersey 07950, where we lease approximately 85,000 square feet of commercial office space, pursuant to a lease which is scheduled to expire in October 2031. The current base annual rate is $1.0 million, which is a fixed rate through October 2021 and increases thereafter every five years. Our manufacturing, regulatory, medical, research and development laboratories, and our finance, marketing and executive offices are currently located in this facility. We operate a 7,500 square-foot manufacturing facility within our Morris Plains headquarters, which consists of four independent antibody manufacturing suites, several support areas, and a quality control laboratory. See Item 1 Business, “Manufacturing.” In addition, our European subsidiary, Immunomedics GmbH, leases executive office space in Rodermark, Germany.

Item 3.  Legal Proceedings

a. Patent litigation:

Immunomedics filed a first amended complaint on October 22, 2015, a second amended complaint on January 14, 2016, and a third amended complaint on October 12, 2016, in the United States District Court for the District of New Jersey, against Roger Williams Medical Center (“RWMC”), Richard P. Junghans, M.D., Ph.D., and Steven C. Katz, M.D. The third amended complaint alleges that RWMC and Dr. Junghans breached a Material Transfer Agreement (“MTA”) through which it provided to them a monoclonal antibody known as MN-14 and related materials. Defendants are alleged to have breached the MTA and to have been negligent by, among other things, using the materials beyond the agreed-upon Research Project, sharing confidential information, failing to provide Immunomedics with a right of first refusal, failing to notify Immunomedics of intended publications prior to publishing, and refusing to return the materials upon request. Immunomedics also asserts the following claims against some of these defendants: conversion, tortious interference, unjust enrichment, and infringement of three patents owned by Immunomedics. Defendants Junghans, Katz, and RWMC subsequently moved to dismiss for failure to state a claim on November 14, 2016, but this motion was denied on January 4, 2017. The third amended complaint also added parties named Sorrento, TNK, BDL, and CARgenix. On December 2, 2016, Sorrento, TNK, BDL, and CARgenix moved to dismiss for lack of personal jurisdiction over them in New Jersey.  The court granted this motion on January 25, 2017.  On January 20, 2017, the court held a Markman hearing to construe the claims in the patents in suit.  On February 28, 2017, the court issued an opinion and order finding, inter alia, that the term “effective amount” in the patents in suit is not indefinite and should be given its plain and order meaning, as proposed by Immunomedics, of “an amount capable of producing the claim result.” All other terms in the patents were given their plain and ordinary meaning. On May 11, 2017, the Court ordered the parties to mediation with former New Jersey District Court Judge Garrett Brown, and stayed the case for 90 days. A mediation took place on June 28, 2017. The mediation was unsuccessful; and the stay of discovery was lifted on August 9.

b. Stockholder complaints:

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

Stockholder Derivative Action in the Superior Court of New Jersey

On October 3, 2016, plaintiff commenced an action captioned Rosenfeld v. Goldenberg, et al., No. L-2200-16, alleging the same underlying facts and circumstances as in the pending federal securities class action, the Fergus matter.  Specifically, this action concerns the Company’s statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 ASCO conference in Chicago, Illinois.  The complaint alleges that these statements were false and misleading in light of the June 2, 2016 reports that ASCO had cancelled the presentation because it contained previously reported information.  The complaint further alleges that these statements resulted in artificially inflated prices for our common stock, and that certain directors and officers of the Company breached their fiduciary duties to the Company.  In addition to monetary damages, the complaint seeks to require the Company to reform its corporate governance and internal procedures.  Service was effectuated on all defendants on April 7, 2017. The defendants filed a motion to dismiss the complaint on June 19, 2017.

Class Action Stockholder Claim in the Court of Chancery of the State of Delaware

On December 13, 2016, plaintiff commenced an action captioned Desanctis v. Goldenberg, C.A. No. 12981-VCL (Del. Ch. Ct.), alleging that members of the Company's Board of Directors failed to comply with Delaware law and  breached their fiduciary duties when it rescheduled the Immunomedics 2016 Annual Meeting of Stockholders from December 14, 2016 to February 16, 2017. On December 22, 2016, the Delaware Court of Chancery refused to schedule an expedited hearing in the action and concluded that plaintiff failed to carry his burden of demonstrating that he had pleaded a colorable claim and that there was a threat of irreparable harm. The Court further stated that the Complaint failed to demonstrate that the Board's actions were unreasonable when it rescheduled the Annual Meeting in response to venBio Select Advisor LLC's proxy contest.

Stockholder Claim in the Court of Chancery of the State of Delaware

On February 13, 2017, venBio commenced an action captioned venBio Select Advisor LLC v. Goldenberg, et al., C.A. No. 2017-0108-VCL (Del. Ch.) (the “venBio Action”), alleging that members of the Company’s Board breached their fiduciary duties when the Board (i) rescheduled the Company’s 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”) from December 14, 2016 to February 16, 2017, and then again to March 3, 2017, and (ii) agreed to the proposed licensing transaction with Seattle Genetics (the “Licensing Transaction”). venBio also named Seattle Genetics as a defendant and sought an injunction preventing the Company from closing the licensing transaction with Seattle Genetics.  On March 6, 2017, venBio amended its complaint, adding further allegations, including that members of the Company’s Board breached their fiduciary duties when the Board amended the Company’s Amended and Restated By-laws (the “By-Laws”) to call for a plurality voting regime for the election of directors instead of majority voting, and providing for mandatory advancement of attorneys’ fees and costs for the Company’s directors and officers.  The Court of Chancery entered a temporary restraining order on March 9, 2017, enjoining the closing of the Licensing Transaction. venBio amended its complaint a second time on April 19, 2017, this time adding as additional defendants the Company’s financial advisor on the Licensing Transaction, Greenhill & Co., LLC and Greenhill & Co. Inc. (together “Greenhill”).

On May 4, 2017, the Company entered into the Termination Agreement with Seattle Genetics, pursuant to which the Company and Seattle Genetics agreed to relinquish their respective rights under the Licensing Agreement and amend the term of the SGEN Warrant, and in connection therewith, the Company and venBio agreed to fully settle, resolve and release Seattle Genetics, and Seattle Genetics agreed to fully settle, resolve and release the Company and venBio, from all disputes, claims and liabilities arising from the Licensing Agreement and the transactions contemplated thereby, subject to the terms of the Termination Agreement and the related settlement agreement. The Termination Agreement will be effective thirty days following the entry on July 25, 2017 of a final judgment of the Court of Chancery approving the dismissal of Seattle Genetics from the venBio Action.

On May 3, 2017, venBio the Company and individual defendants Goldenberg, Sullivan and Markison (collectively, the “Individual Defendants”) entered into a binding Term Sheet, which is to be reduced to a definitive  settlement agreement (“Settlement Agreement”), pursuant to which, among other things, venBio and the Company will release the Individual Defendants from certain claims described below and will submit the remaining claims against the non-settling defendants (including non-settling defendants and former directors Robert Forrester, Jason Aryeh, Geoff Cox and Bob Oliver, but excluding those claims with respect to Seattle Genetics, which the parties have agreed to settle pursuant to the Termination Agreement as described above) to non-binding mediation before a mediator mutually acceptable to the parties that remain in the venBio Action.  Once venBio,the Company and the Individual Defendants execute the Settlement Agreement, it will be submitted to the Court of Chancery for approval.

On June 8, 2017, venBio, the Company and Greenhill entered into a binding term sheet (the “GHL Term Sheet”), which is to be reduced to a definitive  settlement agreement (“GHL Settlement Agreement”), pursuant to which, among other things, venBio and the Company will release Greenhill from “all direct and derivative claims that have been or could be asserted by or on behalf of venBio, the Company, or the directors, officers, employees, affiliates and related persons of venBio or the Company, whether known or unknown, against Greenhill and Greenhill’s affiliates and related persons in connection with the claims alleged in the venBio Action, the 225 Action, the Federal Action, the Licensing Transaction, the Financing, the Company’s 2017 annual stockholder meeting, Greenhill’s 9/23/2016 and 12/14/2016 engagement letters with the Company (the “Engagement Letters”) (including any claims related to or arising in any manner out of any activities performed or services furnished pursuant to the Engagement Letters, the transactions contemplated thereby or Greenhill’s role in connection therewith), and this settlement.”  Greenhill similarly agreed to release “all direct and derivative claims that have been or could be asserted by or on behalf of Greenhill, or the directors, officers, employees, affiliates and related persons of Greenhill, whether known or unknown, against venBio or the Company and their current and former directors, officers, members, employees, affiliates and related persons in connection with the claims alleged in the venBio Action, the 225 Action, the Federal Action, the Licensing Transaction, the Financing, the Company’s 2017 annual stockholder meeting, the Engagement Letters, and this settlement.”  Greenhill, the Company and venBio also agreed that the Engagement Letters would be terminated and that Greenhill would forgo and not seek any and all fees, expense, reimbursement or indemnification from the Company, except that, upon final Court approval of the GHL Settlement Agreement, the Company shall reimburse Greenhill up to $200,000 for reasonable and documented expenses that Greenhill incurred in connection  with services provided under the Engagement Letters.  Greenhill also consented to the settlement reflected in the Term Sheet and Greenhill, the Company and venBio agreed that Greenhill need not participate in the non-binding mediation contemplated by the Term Sheet.

Lawsuit Against venBio Select Advisor LLC in the U.S. District Court (Delaware) (the “District Court”)

On February 17, 2017, the Company commenced an action captioned Immunomedics, Inc. v. venBio Select Advisor LLC, No. 17-176-LPS (D. Del.) (the “Federal Action”), seeking for the District Court to invalidate the proxies solicited by venBio in furtherance of its contest for the election of directors of the Company.  The Company named as defendants venBio and its then-nominees, Behzad Aghazadeh, Scott Canute, Peter Barton Hutt, and Khalid Islam.  The Company alleged that venBio had conducted its proxy contest and solicited proxies in violation the federal securities laws and regulations, namely by failing timely file a Schedule 13D form indicating venBio’s intent to effectuate change at the Company, publishing early voting results of the Company’s annual election of directors, publishing improper statements about the then-incumbent Board, forming a “group” of like-minded stockholders without publicly disclosing the group, and soliciting proxies without disclosing the solicitations to the SEC.  On February 21, 2017, the Company sought an injunction preventing, among other things, the venBio nominees from benefiting from an allegedly illegal shadow proxy contest, including, but not limited to, by asserting any claimed right to take office as a member of the Board until venBio made corrective disclosures and the stockholders were permitted time to consider them.  On March 2, 2017, the District Court denied the Company the requested relief.  On April 6, 2017, the District Court entered a stipulation and order pursuant to which the Company’s claims were voluntarily dismissed without prejudice.  On April 17, 2017, Dr. Goldenberg, the Company’s Chief Scientific Officer and Chief Patent Officer and director, notified the District Court that he may maintain the claims initially brought by the Company. On May 3, 2017, Goldenberg and venBio entered into a binding Term Sheet which is to be reduced to a definitive Settlement Agreement, pursuant to which, among other things, the Parties have agreed to submit to the District Court a stipulation and proposed order dismissing all claims in the Federal Action with prejudice, including those against the individual defendants (the then-venBio nominees).  The Settlement Agreement will also include a mutual release of claims that were or could have been asserted in the Federal Action.

Lawsuit Challenging the Results of the 2016 Election of Directors

On March 3, 2017, six of the seven then-incumbent members of the Company’s Board commenced an action captioned Goldenberg, et al. vs Aghazadeh, et al., C.A. No. 2017-0163-VCL (Del. Ch.) (the “225 Action”), challenging the results of the election of directors at the 2016 Annual Meeting that took place on March 3, 2017, in which all four of venBio’s nominees won seats on the Company’s Board.  The director-plaintiffs named as defendants venBio and its then-nominees, Behzad Aghazadeh, Scott Canute, Peter Barton Hutt, and Khalid Islam.  The incumbent directors alleged the same underlying facts as the Company alleged in its lawsuit against venBio in federal court.  On March 13, 2017, the Court of Chancery entered an order (the “Status Quo Order”) seating all four venBio nominees (and the three incumbent directors who secured a plurity of votes, the “Status Quo Board”) and limiting the Company’s Board to actions within the “ordinary course of business,” unless either waived by the parties on a case-by-case basis or by Order the Court of Chancery.  On March 24, 2017, the defendants, venBio and its four nominees, moved to dismiss the action.  The plaintiffs in the action opposed this motion to dismiss, which remains pending.  On April 7, 2017, the three incumbent director plaintiffs not seated on the Status Quo Board voluntarily withdrew their claims, leaving Goldenberg, Sullivan and Markison as plaintiffs.  On April 20, 2017, the parties agreed to permit the Status Quo Board to explore a potential financing plan for the Company and negotiate a termination of the Licensing Transaction. On May 3, 2017, the Parties entered into the Term Sheet, pursuant to which, among other things, the Parties agreed to submit to the Court of Chancery a stipulation and proposed order lifting the Status Quo Order.  On May 4, 2017, the Parties submitted that stipulation, which confirmed that the Status Quo Board is the lawful Board of the Company, provided that if the 225 Action is not dismissed, the Parties shall be restored to their positions in the 225 Action as of immediately prior to execution of the Term Sheet.  Once the Settlement Agreement is executed, the Parties will submit to the Court of Chancery another stipulation and proposed order dismissing the 225 Action with prejudice, including those against the individual defendants (the then-venBio nominees).  The Settlement Agreement will also include a mutual release of all claims that were or could have been asserted in the 225 Action.

(c) Settlement Term Sheet and Settlement Agreement

On May 3, 2017, the Company entered the Term Sheet by and among the Parties in order to resolve certain legal actions among the Parties, as described below. The Parties also agreed to cooperate and use their best efforts to reduce the Term Sheet to a definitive Settlement Agreement and, to the extent necessary, obtain the approval of the Court of Chancery.

Resolution of Litigation

Pursuant to the Term Sheet, the Parties submitted a stipulation and proposed order to the Court of Chancery lifting the Status Quo Order seating all four venBio nominees (with the three incumbent directors who also won election (based on the plurality vote standard), the “Status Quo Board”) and confirming that the Status Quo Board is the lawful Board of the Company (provided however, if the 225 Action is not dismissed, the Parties will be restored to their positions in the 225 Action as of immediately prior to the execution of the Term Sheet). The Court of Chancery entered the proposed order on the afternoon of May 4, 2017. Pursuant to the Term Sheet, the Parties also agreed to submit a stipulation and proposed order to the Court of Chancery staying the venBio Action (as described below) and removing the trial dates from the calendar of the Court of Chancery.

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

The Parties have agreed, immediately upon execution of the Settlement Agreement, to submit stipulations and proposed orders dismissing with prejudice both the 225 Action and the Federal Action. The Settlement Agreement will include (i) a mutual release of all claims that were or could have been asserted in the Federal Action or in the 225 Action and (ii) a release of all direct and derivative claims that have been or could be asserted by or on behalf of (a) venBio or the Company, whether known or unknown, against Goldenberg, Sullivan and Markison and their affiliates and related persons, and (b) Goldenberg, Sullivan or Markison, whether known or unknown, against venBio or the Company and their affiliates and related persons, in both cases in connection with the claims alleged in the venBio Action, the Financing, the settlement of the venBio Action, the Licensing Transaction and the Termination Agreement. The settlement of claims against Goldenberg, Sullivan and Markison in the venBio Action will be subject to approval of the Court of Chancery. venBio and the Company have agreed to stay the venBio Action and submit the claims asserted against the remaining individual defendants (former directors Robert Forrester, Jason Aryeh, Geoff Cox and Bob Oliver) to non-binding mediation. As part of the Termination Agreement, which is subject to the approval of the Court of Chancery, venBio will release SGEN from any claims in the venBio Action.

Financing and Termination of SGEN Transaction

On May 4, 2017 the Board of Directors, including, Goldenberg and Sullivan (i) voted to support the Financing, (ii) voted to terminate the Licensing Transaction with SGEN, as discussed above, pursuant to the terms of the Termination Agreement entered into with SGEN, (iii) voted to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of shares of authorized Common Stock by an aggregate number of shares of Common Stock to enable conversion of all of the Preferred Shares into shares of Common Stock (the “Charter Amendment”), (iv) approved the submission of a stipulation in the 225 Action to permit the Board to consummate and enter into both the Financing and the Termination Agreement Pursuant to the Term Sheet, Goldenberg and Sullivan agreed to not sell any shares of the Company (with certain exceptions) until the earlier of July 31, 2017 or the date on which the Charter Amendment is approved and the shares of Common Stock issuable upon conversion of the Preferred Shares were registered and issued.

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

Intellectual Property Assignments

In accordance with the Term Sheet the Settlement Agreement shall provide that Dr. Goldenberg and Ms. Sullivan will assign all global intellectual property and any rights thereto, other than those subject to existing agreements with the Company and Dr. Goldenberg’s patent and related intellectual property relating to cyber space medicine, to the Company, and perform all acts reasonably requested by the Company to perfect title in and to all such assigned intellectual property.

Sullivan Resignation

Effective July 1, 2014, the Company entered into the Fifth Amended and Restated Employment Agreement with Cynthia L. Sullivan pertaining to Ms. Sullivan’s service to the Company as the Company’s President and Chief Executive Officer. This agreement was terminated effective July 1, 2017.

Upon execution of the contemplated Settlement Agreement, Ms. Sullivan has agreed to resign from director of the Company and any of its affiliates, effective as of the date of the Settlement Agreement. The Settlement Agreement will provide that Ms. Sullivan will abide by all post-termination covenants and obligations contemplated by the Amended Sullivan Agreement, (defined below). In exchange for a release of claims as required by the Amended Sullivan Agreement and subject to compliance with the terms of the Settlement Agreement, Sullivan will be entitled to (i) termination payments in accordance with the Amended Sullivan Agreement for a termination without Good Cause after a Change in Control, (ii) accelerated vesting or extension of the exercise period for equity awards already earned, pursuant to the Amended Sullivan Agreement, and (iii) COBRA payments. The Company and Sullivan disagree over the precise amount owed to Sullivan under the Amended Sullivan Agreement. The foregoing cash payments accumulate to approximately $3.1 million (with additional amounts in dispute).

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

The Settlement Agreement will provide that Dr. Goldenberg will abide by all post-termination covenants and obligations contemplated by the Amended and Restated Goldenberg Agreement, (defined below). In exchange for a release of claims as required by the Amended and Restated Goldenberg Agreement and subject to compliance with the terms of the Settlement Agreement, Dr. Goldenberg will be entitled to (i) termination payments in accordance with the Amended and Restated Goldenberg Agreement for a termination without Good Cause after a Change in Control, (ii) accelerated vesting or extension of exercise period for equity awards already earned, pursuant to the Amended and Restated Goldenberg Agreement, (iii) COBRA payments, (iv) royalties and payments in accordance with existing agreements. The Company and Goldenberg disagree over the precise amounts owed to Goldenberg under the Amended and Restated Goldenberg Agreement. The foregoing cash payments accumulate to no more than $2.4 million (with additional amounts in dispute). The Company and Goldenberg also dispute the vesting of 1,500,000 Restricted Stock Units granted to Dr. Goldenberg under the terms of the Amended and Restated Goldenberg Agreement.

Arbitration of Disputed Matters

The Parties have agreed to arbitrate disputes relating to Dr. Goldenberg’s claimed entitlement to severance payments, and Dr. Goldenberg’s and Ms. Sullivan’s claimed rights to certain bonus and equity payments, to the extent the Parties cannot reach agreement on such issues before execution of the Settlement Agreement. The Company has agreed to pay in full the arbitrator in such arbitration as well as reasonable attorneys’ fees and expenses incurred by Dr. Goldenberg and/or Ms. Sullivan in connection with any such arbitration, up to a maximum amount of $650,000. As of June 30, 2017 no expenses have been incurred regarding such arbitration.

Directors and Officers Liability Insurance

The Company has filed claims with its insurance providers for various expenses incurred through June 30, 2017 for proxy defense-related expenses and reimbursement amounts payable to venBio for fees and expenses incurred by venBio in connection with the proxy contest between venBio and the Company.

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

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

Our common stock is quoted on the NASDAQ Global Market under the symbol “IMMU.” The following table sets forth the high and low sales prices for our common stock for each full quarterly period within the last two fiscal years, as reported by the NASDAQ Global Market:

Fiscal Quarter Ended	High	Low

September 30, 2015	$4.32	$1.50
December 31, 2015	3.40	1.59
March 31, 2016	3.02	1.61
June 30, 2016	5.44	1.95

September 30, 2016	$3.43	$2.09
December 31, 2016	4.10	2.02
March 31, 2017	7.15	3.30
June 30, 2017	9.04	5.00

As of August 15,  2017, the closing sales price of our common stock on the NASDAQ Global Market was $8.04. As of August 15, 2017,  there were approximately 364 stockholders of record of our common stock and, according to our estimates, approximately 20,535 beneficial owners of our common stock. We have not paid dividends on our common stock since inception and do not plan to pay cash dividends in the foreseeable future.

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

The following graph compares the yearly change in cumulative total stockholder return on the Company’s common stock for the prior five fiscal years with the total cumulative return of the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index.  The returns are indexed to a value of $100 at June 30, 2012.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG IMMUNOMEDICS, INC., THE NASDAQ STOCK MARKET - US INDEX AND THE NASDAQ PHARMACEUTICAL INDEX

DOLLARS
300
200
100
0
6/30/12
6/30/13
6/30/14
6/30/15
6/30/16
6/30/17
Immunomedics
NASDAQ Composite
NASDAQ Pharmaceutical

Company/Index	Indexed Returns (years ending)
	6/30/12	6/30/13	6/30/14	6/30/15	6/30/16	6/30/17
Immunomedics	100	153	103	114	65	248
NASDAQ Composite	100	121	152	163	167	198
NASDAQ Pharmaceutical	100	123	158	185	187	202

Item 6.  Selected Financial Data

The following table sets forth our consolidated financial data as of and for each of the five fiscal years ended June 30, 2017. The following table sets forth our consolidated financial data as of and for each of the five fiscal years ended June 30, 2017 which has been derived from our audited consolidated financial statements. The audited consolidated financial statements as of June 30, 2017 and 2016 and for the three-year period ended June 30, 2017 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal year ended June 30,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)

Revenues	$3,091	$3,233	$5,653	$9,042	$4,962
Costs and expenses	82,241	62,241	51,873	44,622	35,754
Changes in fair market value of warrant liabilities	(61,074)	—	—	—	—
Warrant related expenses	(7,649)	—	—	—	—
Interest expense (1)	(5,480)	(5,480)	(2,091)	—	—
Interest and other income, net	431	338	246	56	10
Other financing expenses	(347)	—	—	—	—
Foreign currency transaction gain, (loss) net	24	(40)	(1)	1	(37)
Arbitration settlement, net	—	—	—	—	16,739
Insurance proceeds received	—	—	—	—	2,638
Loss before income tax	(153,245)	(64,190)	(48,066)	(35,523)	(11,442)
Income tax (expense) benefit	(21)	5,054	(58)	(8)	(44)
Net loss	(153,266)	(59,136)	(48,124)	(35,531)	(11,486)
Less: Net loss attributable to noncontrolling interest	(60)	(99)	(122)	(105)	(105)
Net loss attributable to Immunomedics, Inc stockholders	$(153,206)	$(59,037)	$(48,002)	$(35,426)	$(11,381)
Loss per common share attributable to Immunomedics, Inc stockholders (basic and diluted)	$(1.47)	$(0.62)	$(0.51)	$(0.42)	$(0.15)
Weighted average shares outstanding used to calculate loss per common share (basic and diluted)	104,536	94,770	93,315	84,632	78,040

	As of June 30,
	2017	2016	2015	2014	2013
		(In thousands)

Cash, cash equivalents and marketable securities	$154,902	$50,628	$99,618	$41,833	$41,326
Total assets	162,573	56,950	105,780	47,486	47,927
Convertible senior notes, net of unamortized debt issuance costs	98,084	97,354	96,625	—	—
Warrant liabilities	90,706	—	—	—	—
Stockholders’ equity (deficit) (2)	$(59,463)	$(57,527)	$(4,525)	$38,859	$39,795

(1)

Interest expense represents the Convertible Senior Notes interest expense ($4.8 million, $4.8 million and $1.8 million for 2017, 2016 and 2015, respectively) and amortized debt issuance costs ($0.7 million, $0.7 million and $0.3 million for 2017, 2016 and 2015, respectively).

(2)	We have never paid cash dividends on our common stock. Stockholders’ equity (deficit) equity represents Immunomedics, Inc. stockholders equity and the non-controlling interest in subsidiary.

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

Overview

We are a clinical-stage biopharmaceutical company developing monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. We believe that each of our antibodies has therapeutic potential either when administered as a naked antibody or when conjugated with chemotherapeutics, therapeutic radioisotopes (radiolabeled), cytokines or other toxins to create unique and potentially more effective treatment options. The attachment of various compounds to antibodies is intended to allow the delivery of these therapeutic agents to tumor sites with better specificity than conventional chemotherapy or radiation therapy approaches. This treatment method is designed to reduce the total exposure of the patient to the therapeutic agents, which ideally minimizes debilitating side effects. We are currently prioritizing our efforts on antibodies conjugated with drugs.

Our most advanced product candidate is IMMU-132 (sacituzumab govitecan), an ADC that has received BTD from the FDA for the treatment of patients with mTNBC who have failed at least two prior therapies for metastatic disease. Following the election of a new Board of Directors at our Annual Meeting of Stockholders for 2016, we embarked on a new corporate strategy focused on bringing IMMU-132 to the market on our own for the benefit of patients with mTNBC and the creation of value for our stockholders. To that end, we plan to submit a BLA to the FDA for accelerated approval of IMMU-132 in mTNBC between December 2017 and March 2018. In addition to IMMU-132, our first-in-class ADC programs also include IMMU-130 (labetuzumab govitecan), which binds the CEACAM5 antigen expressed on colorectal and other solid cancers, and IMMU-140 that targets HLA-DR for the potential treatment of liquid cancers. Additionally, our pipeline contains other potential antibody-based product candidates for the treatment of cancer and autoimmune diseases including epratuzumab, our anti-CD22 antibody; veltuzumab, our anti-CD20 antibody; milatuzumab, our anti-CD74 antibody; and IMMU-114, a humanized anti-HLA-DR antibody.

We  transitioned away from the development and commercialization of new diagnostic imaging products in order to accelerate the development of our therapeutic product candidates, although we continue to manufacture and sell, distribute and support LeukoScan® (sulesomab) in territories where regulatory approvals have previously been granted. LeukoScan® is indicated for diagnostic imaging for determining the location and extent of infection/inflammation in bone in patients with suspected osteomyelitis, including patients with diabetic foot ulcers.

From our inception in 1982 through June 30, 2017, we had an accumulated deficit of approximately $521.7 million. In the absence of increased revenues from the sale of current or future products and licensing activities (the amount, timing, nature or source of which cannot be predicted), our losses will continue as we conduct our research, development, and commercialization activities. These activities are budgeted to expand over time and will require further resources if we are to be successful; especially costs in connection with the final development, and commercialization of IMMU-132. As a result, our operating losses are likely to be substantial over the next several years.

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

For a description of our significant accounting policies, see Notes to Consolidated Financial Statements – Note 2 Summary of Significant Accounting Policies. Of these policies, the following are considered critical to an understanding of the Company’s Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments; (i) Revenue recognition, (ii) Research and development costs, (iii) Common stock warrants and (iv) Stock-based compensation.

The Company’s critical accounting estimates and assumptions impacting the consolidated financial statements relate to stock compensation expenses and determination of fair value of warrants. See Note 2 Summary of Significant Accounting Policies and Note 7 Estimated Fair Value of Financial Instruments, respectively, for the basis of related assumptions.

Results of Operations

Fiscal Year 2017 compared to Fiscal Year 2016

Revenues

Total revenue for the fiscal year ended June 30, 2017 was $3.1 million, compared to $3.2 million for the fiscal year ended June 30, 2016, a decrease of $0.1 million, or approximately 3.0%. The decrease was due primarily to a $0.2 million decrease in grant revenue offset partially a $0.1 million increase in LeukoScan® sales.

Costs and Expenses

Total costs and expenses were $82.2 million for the fiscal year ended June 30, 2017, an increase of $20.0 million, or approximately 32% compared to the same period last year. The increase was due primarily to a $22.5 million increase in general and administrative costs during fiscal 2017 including a $9.0 million increase in legal and advisory fees associated with the proxy contest and professional services in connection with the Licensing Agreement with Seattle Genetics (which was subsequently terminated), $6.9 million for executive severance, $4.5 million to reimburse venBio Select LLC for proxy related costs, $2.0 million for consulting services for strategic planning, and a $1.8 million increase in legal fees, offset partially by the elimination of $1.7 million deferred unearned executive bonuses from fiscal 2016 and 2015.

Research and development expenses were $51.5 million for the fiscal year ended June 30, 2017, a $1.7 million reduction, or approximately 3% compared to the same period in 2016; due primarily to a $11.4 million reduction in clinical trial costs resulting from the closure of the Phase 3 PANCRIT-1 clinical trial in 2016, offset partially by a $9.7 million increase in product development expense for IMMU-132 manufacturing.

Cost of goods sold for the LeukoScan® product was $0.5 million for the fiscal year ended June 30, 2017, a $0.7 million reduction, or approximately 58%, compared to the same period last year. The reduction was due primarily to a $0.6 million increase in fiscal 2016 as a result of the write-down of certain work-in-process inventory of LeukoScan® which was deemed to be unsaleable.

Sales and marketing expenses decreased from $1.0 million for the 2016 fiscal year to $0.9 million for the 2017 fiscal year.

Change in Fair Value of Warrant Liabilities

The Company recognized a $61.1 million non-cash expense during fiscal year ended June 30, 2017, arising from the $47.6 increase in warrant liability from the increase in the fair value of the public offering warrants issued in October 11, 2016, and a $13.5 million increase in warrant liability from the increase in the fair market value of the warrant issued to Seattle Genetics on February 10, 2017 (the “SGEN Warrant”), resulting from the increase in the share price of our common stock from the date of inception of each warrant through June 30, 2017. There was no warrant liability in fiscal 2016.

Warrant-Related Expense

The Company recognized a $7.6 million non-cash warrant-related expense during the year ended June 30, 2017 representing the excess of fair value of the SGEN Warrant issued on February 10, 2017 over proceeds received for the issuance of common stock and such Warrant. There was no warrant-related expense in fiscal 2016.

Interest Expense

Interest expense related to the 4.75% Convertible Senior Notes due 2020 was $5.5 million for both fiscal years ended June 30, 2017 and 2016, including the amortization of $0.7 million debt issuance costs.

Other Financing Expense

Other financing expense of $0.3 million for the fiscal year ended June 30, 2017 relates to expenses incurred in connection with the public offering we consummated on October 11, 2016 that were attributable to the warrant liability.

Income Tax (Expense) Benefit

The Company did not receive an income tax benefit for the year ended June 30, 2017, compared to a  $5.1 million income tax benefit received in the year ended June 30, 2016. The income tax benefit received in fiscal 2016 was from the sale of a portion of our New Jersey State Tax NOLs and R&D tax credits. The Company did not receive an income tax benefit during the year ended June 30, 2017 because it had reached the maximum amount permissible under the New Jersey Business Tax Certificate Transfer Program for the sale of NOL’s. Income tax expense in 2017 related to net income in foreign operations. In fiscal 2017, foreign operations had net income, and associated income tax expense of $19 thousand. There was no federal income tax expense for domestic operations in either period due to losses in both fiscal years.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net loss attributable to Immunomedics, Inc., common stockholders was $153.2 million, or approximately $1.47 per share for fiscal year 2017, compared to net loss of $59.0 million, or approximately $0.62 per share, for fiscal year 2016, an increase of $94.2 million, or approximately 160%. The increase was due primarily to the $61.1 million increase in non-cash expense from the increase in fair value of warrant liabilities, the $22.5 million increase in general and administrative expenses, the $7.6 million increase in non-cash expense in excess of fair value of the SGEN Warrant,  and the receipt of $5.1 million proceeds from the sale of non-recurring tax credits in 2016, offset partially by the $1.7 million decrease in research and development expenses.

Fiscal Year 2016 compared to Fiscal Year 2015

Revenues

Total revenues for the fiscal year ended June 30, 2016 were $3.2 million, compared to $5.7 million for the fiscal year ended June 30, 2015, a decrease of $2.5 million, or approximately 44%. The decrease was due primarily to $0.6 million research and development revenues of for the year ended June 30, 2016, a $1.2 million decrease, or approximately 67%, from the same period in 2015. The decrease was due primarily to a decrease in the number of grant programs and level of activity during the current year. License fee and other revenues were $0.4 million for the 2016 fiscal year, a $0.9 million decrease, or approximately 69%, from fiscal 2015. The decrease was due primarily to a $1.0 million clinical milestone payment related to collaboration agreement with Bayer (the Bayer Collaboration Agreement), which was received in fiscal year 2015. There was no similar milestone in fiscal year 2016. Product sales of LeukoScan® in Europe for the year ended June 30, 2016 were $2.3 million, a $0.3 million decrease, or approximately 12%,  compared to $2.6 million for the year ended June 30, 2015. The decrease was due primarily to unfavorable fluctuations in the currency rates in Europe and sales volume decline of LeukoScan® in Europe.

Costs and Expenses

Total costs and expenses were $62.2 million for the fiscal year ended June 30, 2016, compared to $51.9 million in the fiscal year ended June 30, 2015, a $10.3 million increase, or approximately 20%. The increase was due primarily to a $12.5 million higher research and development expenses for fiscal 2016, or approximately 28%, to $53.5 million primarily from the increased clinical trial expenses and manufacturing costs for the antibody-drug conjugates’ clinical trials and the Phase 3 clinical trial of the clivatuzumab tetraxetan for the treatment of patients with pancreatic cancer.

Cost of goods sold for the LuekoScan® product was $1.2 million in fiscal year ended June 30, 2016, compared to $0.3 million in fiscal year ended June 30, 2015, a $0.9 million increase, or approximately 300%. During the 2016 fiscal year, cost of goods sold included a $0.3 million write down relating to LeukoScan® finished product inventories that were deemed to be unsaleable due to an excess of the finished product over anticipated sales forecasted through its effective shelf-life. In addition, during the year ended June 30, 2016, cost of goods sold increased $0.6 million as a result of the inventory reserve on certain of LeukoScan® work-in-process inventories which were deemed to be unsaleable due to a manufacturing process deviation that resulted in product that did not meet our quality control standards. Gross profit margins were 49% and 90% for fiscal years 2016 and 2015, respectively.

Sales and marketing expenses increased $0.2 million, or approximately 25%, $1.0 million for the 2016 fiscal year. The increase of was due primarily to employee related severance costs and the relocation of the Immunomedics GmbH offices. General and administrative expenses decreased $2.5 million for fiscal year 2016, or approximately 27%, to $6.6 million in fiscal year 2016. The decrease is due primarily to a $2.6 million lower legal and professional fees, principally from the conclusion of the arbitration proceedings during the 2015 fiscal year with Takeda-Nycomed, a former licensing partner.

Interest Expense

Interest expense related to the 4.75% Convertible Senior Notes issued in February 2015 was $5.5 million and $2.1 million, including the amortization of $0.7 million, and $0.3 million debt issuance costs, for the years ended June 30, 2016, and 2015, respectively.

Income Tax Benefit (Expense)

The Company realized a $5.1 million income tax benefit for the year ended June 30, 2016, compared to a $58 thousand income tax expense for in fiscal 2015. The income tax benefit in fiscal 2016 was due primarily to the sale of a portion of our New Jersey State Tax NOLs and R&D tax credits through the New Jersey Business Tax Certificate Transfer Program. There were no NOLs or R&D tax credits sold during fiscal 2015. Income tax expense in fiscal 2015 related to net income in foreign operations. In fiscal 2016 the foreign operations had a net loss, with no income tax expense. There was no federal income tax expense for both periods for domestic operations due to losses in both fiscal years.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net loss attributable to Immunomedics, Inc., common stockholders for fiscal year 2016 was $59.1 million, or $0.62 per share, compared to net loss of $48.0 million, or $0.51 per share, in fiscal year 2015, a $11.1 million increase, or approximately 23%. The increase was due primarily to increased research and development costs related to clinical trials and the associated manufacturing costs for the antibody-drug conjugates’ clinical trials, interest expense for the convertible senior notes for the full fiscal year, and decreased revenues related to the Bayer Collaboration Agreement, partially offset by the income tax benefit and reduced legal and professional fees.

Research and Development Expenses

Research and development expenses were $51.8 million for fiscal year ended June 30, 2017, $53.5 million for fiscal year ended June 30, 2016, and $41.7 million for fiscal year ended June 30, 2015. Research and development expenses decreased $1.7 million in fiscal year 2017, or 3%, compared to 2016. Research and development expenses increased by $11.8 million in fiscal year 2016, or 28%, compared to fiscal year 2015.

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

	Years Ended June 30,
	2017	2016	2015
	(in thousands)
Research Costs	$4,524	$5,137	$5,959
Product Development Costs	47,252	48,355	35,777
Total	$51,776	$53,492	$41,736

Research Costs

Research costs decreased by $0.6 million, or 11.9%, for the year ended June 30, 2017 compared to June 30, 2016. Research costs decreased by $0.8 million, or 14%, for the year ended June 30, 2016 compared to June 30, 2015.

The $0.6 million reduction in research costs during 2017 compared to the same period in fiscal 2016 relate primarily to a $0.6 million reduction , or 23% in personnel costs, due primarily to the redeployment of employees from basic research to product development in fiscal 2017; and a $0.4 million, or 57% reduction in lab supplies and chemical reagents in fiscal 2017 compared to the same period in fiscal 2016, offset partially by a $0.4 million in pre-clinical toxicity studies costs for IMMU-132 development in fiscal 2017, which had not been  undertaken in fiscal 2016.

The $0.8 million decrease in research costs in fiscal 2016 resulted from a $0.3 million reduction or 75%, in outside research and testing services from fiscal 2015, due to pre-clinical toxicity studies conducted in fiscal 2015 ($0.3 million) that were not undertaken in fiscal 2016. In addition, employee costs were $0.2 million lower in fiscal 2016 compared to fiscal 2015.

Indirect administrative and support services that are allocated to research based on research spending levels were approximately $0.5 million in 2017 and 2016 and $0.7 million in 2015.

Product Development Costs

Product development costs were $47.3 million for the year ended June 30, 2017, a decrease of $1.1 million, or 2.3%, compared to 2016, which increased $12.6 million, or 35%, to $48.4 million from $35.8 million in 2015.

Clinical trial expenses in fiscal year 2017 were $4.5 million compared to $14.7 million in fiscal year 2016, a reduction of $10.2 million or 69%, driven primarily from the closure of the Phase 3 PANCRIT-1 clinical trial in 2016.  Clinical trial expenses in fiscal year 2016 were $14.7 million compared to $12.6 million in fiscal year 2015, a $2.1 million increase due primarily to increased activity in the clivatuzumab tetraxetan Phase 3 clinical trial and additional antibody-drug conjugates’ clinical trials in fiscal 2016.

Personnel costs in fiscal 2017 were $9.2 million compared to $8.6 million in 2016, an increase of $0.6 million, or 7%, due primarily to increased focus on product development efforts and salary and benefit increases. Personnel costs increased $1.0 million, or 13% in 2016, compared to 2015, due primarily to salary and benefit increases.

Lab supplies and chemical reagent costs were $5.4 million for fiscal 2017, compared to $6.6 million in fiscal 2016, a reduction of $1.2 million or 18%. The reduction was primarily a result of increased utilization of outside manufacturers for certain materials used for the antibody-drug conjugates’ clinical trial related expenses. Lab supplies and chemical reagent costs of $3.3 million or 100% over the previous fiscal year. The increase was primarily a result of increased manufacturing costs for material used for the antibody-drug conjugates’ clinical trial related expenses.

We utilized $13.4 million in services of outside manufacturers’ organizations services in fiscal 2017, an increase of $8.6 million or 179% over fiscal 2016 as we have ramped-up manufacturing of IMMU-132 for the Phase 3 clinical trial antibody-drug conjugates. There were no similar expenses in fiscal 2015 fiscal year.

For fiscal 2017 we utilized outside consulting services of $1.1 million to improve our manufacturing and regulatory functions associated with fulfilling the FDA requirements for the Phase 3 clinical trials of sacituzumab govitecan in patients with metastatic triple negative breast cancer (“mTNBC”) and its eventual commercialization. Outside consultants were not utilized in fiscal 2016.

Depreciation expense for fiscal 2017 was $0.5 million, an increase of $0.2 million or 67% over fiscal 2016, a result of the increase in capital expenditures during fiscal 2017 and the latter half of fiscal 2016. Depreciation expense for fiscal 2016 and fiscal 2015 were $0.3 million.

Expenses for outside testing were $3.0 million in fiscal 2017, a reduction of $0.5 million or 14%, from fiscal 2016. The reduction was due to reduced material testing for process validation and offsite lyophilization relating to product development for manufacturing of material used for the antibody-drug conjugates. Expenses for outside testing were $3.5 million in fiscal 2016, an increase of $1.1 million or 46%, from fiscal 2015. The increase was due to increased material testing for process validation and offsite lyophilization relating to product development for manufacturing of material used for the antibody-drug conjugates.

Indirect administrative and support services that are allocated to development based on spending levels were approximately $4.8 million for fiscal 2017 and fiscal 2016.  For fiscal 2016 indirect administrative and support services that are allocated to development based on spending levels increased by $0.6 million, or 14%, to $4.8 million due primarily to a greater emphasis on spending in the product development area as compared to the research area.

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

As of June 30, 2017 we have $154.9 million in cash, cash equivalents and marketable securities; which we believe is sufficient to support operations through September 2018, and which allows us to accomplish the goal of filing a Biologics License Applications (“BLA”) for Accelerated Approval of IMMU-132 in mTNBC from the U.S. Food and Drug Administration (the “FDA”) during the period between December 2017 and March 2018, subject to FDA input on the acceptance of the Company’s chemistry, manufacturing and controls filing plan.

The Company will require additional funding after September 2018 to secure regulatory approval from the FDA, complete commercial preparations to market IMMU-132 to mTNBC patients in the United States, complete its clinical trials currently underway or planned, continue research and new development programs, and continue operations. Potential sources of funding include the exercise of outstanding warrants, potential various strategic partnership transactions towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, and equity and potential debt financing.

Until the Company can generate significant cash through the exercise of outstanding warrants, various strategic partnership transactions towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, or commercial operations, it expects to continue to fund its operations with its current financial resources. These financial resources are adequate to sustain the Company’s operations at a level of activity sufficient to support the filing of the BLA with the FDA for accelerated approval of IMMU-132 for patients with mTNBC; to continue manufacturing IMMU-132 at large scale to prepare for commercial operations in the U.S. marketplace; to initiate a Phase 3 clinical trial of IMMU-132 for mTNBC patients to support the filing of the BLA, to initiate preparations to market IMMU-132 to mTNBC patients in the U.S. and, subject to meeting all standards, completing review and final determination of the FDA, to secure accelerated regulatory approval to market IMMU-132 for the use of patients with mTNBC in the U.S. After September 2018, if the Company cannot obtain sufficient funding through the exercise of outstanding Warrants, various strategic partnership transactions towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, it could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that the Company will be able to raise the additional capital needed to complete its pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. The Company’s existing debt may also negatively impact the Company’s ability to raise additional capital. If the Company is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected.

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

Discussion of Cash Flows

Cash flows from operating activities.  Net cash used in operating activities for the year ended June 30, 2017 was $62.3 million, compared to cash used in operations of $48.5 million for the year ended June 30, 2016, an increase of $13.8 million, or approximately 28%. The increase in the current fiscal year’s cash flow used in operations principally is due to higher net loss of $94.1 million offset by an increase in non-cash expenses.

 Net cash used in operating activities for the year ended June 30, 2016 was $48.5 million, compared to cash used in operations of $39.0 million for the year ended June 30, 2015, an increase of $9.5 million, due primarily to a higher net loss of $11.2 million offset by an increase in non-cash expenses in fiscal 2016.

Cash flows from investing activities.  Net cash used in investing activities for the year ended June 30, 2017 was $76.3 million, compared to $45.9 million, net cash provided by investing activities for the year ended June 30, 2016. The increase in cash flow used in investing activities for fiscal 2017 of $122.2 million resulted from a $128.9 million increase in purchases of marketable securities from the previous fiscal year, offset partially by an increase in sales or maturities of marketable securities of $6.3 million and a decrease in capital expenditures of $0.4 million.

Net cash provided by investing activities for the year ended June 30, 2016 was $45.9 million, compared to $52.7 million net cash used in investing activities for the year ended June 30, 2015. The $98.6 million increase in cash flow provided by investing activities for fiscal 2016 resulted from an $83.6 million reduction in purchases of marketable securities from the previous fiscal year and a $13.6 million increase in sales or maturities of marketable securities, offset partially by an increase in capital expenditures of $1.3 million.

Cash flows from financing activities.  Net cash provided by financing activities for the year ended June 30, 2017 was $168.8 million, compared to $2.4 million net cash provided by financing activities for the year ended June 30, 2016. The $165.1 million increase in cash provided by financing was due primarily to two public offerings conducted during fiscal 2017 and the sale of three million shares of common stock to Seattle Genetics. Net cash provided by financing activities for the year ended June 30, 2016 was $2.4 million, compared to $98.7 million net cash provided by financing activities for the year ended June 30, 2015. The $96.3 million decrease in cash provided by financing was due primarily to the issuance of $100.0 million Convertible Senior Notes in February 2015.

Working capital was $35.1 million as of June 30, 2017, compared to $37.5 million as of June 30, 2016, a $2.4 million decrease, or approximately 6%. The $165.1 million cash proceeds received from the sale of common and preferred shares were offset by $62.2 million cash used in operations and a $90.7 million increase in warrant liabilities in 2017. Working capital was $37.5 million as of June 30, 2016, compared to $91.4 million as of June 30, 2015, a decrease of $53.9 million, or 59%. The decrease was primarily the result of the loss on operations for the year, offset partially by proceeds received from the exercise of stock options.

Total cash, cash equivalents and marketable securities as of June 30, 2017 was $154.9 million, an increase of $104.3 million compared to $50.6 million as of June 30, 2016. The increase was primarily the result of a  public offering and a private placement in October, 2016 and May, 2017, respectively, offset partially by the $5.1 million income tax benefit from the sale of a portion of our New Jersey State Tax NOLs and R&D tax credits in fiscal 2016.

Contractual Commitments

Our major contractual obligations relate to an operating lease for our facility and our convertible senior notes. We have quantified the significant commitments in the following table for the fiscal years ended June 30:

	Payments Due by Period
	(in thousands)
Contractual Obligation	2018	2019	2020	2021	2022	Thereafter	Total
Operating Lease(1)	$974	$974	$974	$974	$1,020	$9,742	$14,658
Convertible Senior Notes(2)	4,750	4,750	102,941	—	—	—	112,441
TOTAL	$5,724	$5,724	$103,915	$974	$1,020	$9,742	$127,099

(1)

The operating lease for our Morris Plains, New Jersey facility expires in October 2031 and is at a base annual rental rate of $0.9 million, which has a fixed rate through October 2021 with increases thereafter every five years.

(2)	The $100,000,000 Convertible Senior Notes will mature on February 15, 2020, unless earlier purchased or converted, and bear interest at 4.75% semiannually on February 15 and August 15 each year.

Recently Issued Accounting Pronouncements

Accounting Standard adopted during the year:

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This guidance clarifies that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments in this update are effective for annual reporting periods ending after December 15, 2016, and annual and interim periods thereafter, and early application is permitted. Note 1 of the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K incorporates the disclosure requirements from the adoption of ASU 2014-15.

Accounting Standards yet to be adopted:

In May 2017, the FASB issued ASU 2017-09, "Stock Compensation - Scope of Modification Accounting", guidance that clarifies that all changes to share-based payment awards are not necessarily accounted for as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The amendments in this guidance should be applied prospectively in annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. This guidance will apply to any future modifications. The Company is assessing ASU 2017-09’s impact and if applicable, will adopt it when effective.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments”, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. The Company is assessing the impact of ASU 2016-15 and will adopt it when effective.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Public companies will be required to adopt this standard in annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period provided that the entire standard is adopted. The Company does not expect ASU 2016-09 to have a material impact on the consolidated financial statement presentation as (a) the Company classifies cash paid when directly withholding shares for tax withholding purposes as a financing activity and (b) the Company will make an accounting policy election to continue to use its current method of using historical data to estimate forfeitures.

In February 2016, the FASB issued ASU 2016-02, “Leases”. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. The Company is assessing the impact of ASU 2016-02 and will adopt it when effective.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Immunomedics, Inc.:

We have audited the accompanying consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended June 30, 2017. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immunomedics, Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Immunomedics, Inc.’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 16, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
August 16, 2017

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$43,393,570	$13,203,625
Marketable securities	111,508,225	37,424,221
Accounts receivable, net of allowance for doubtful accounts of $9,371 and $74,546 at June 30, 2017 and 2016, respectively	488,723	513,992
Inventory	580,016	350,524
Other receivables	13,428	236,768
Prepaid expenses	891,284	1,038,155
Other current assets	422,916	183,820
Total current assets	157,298,162	52,951,105
Property and equipment, net	5,245,230	3,969,163
Other long-term assets	30,000	30,000
Total Assets	$162,573,392	$56,950,268

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$31,366,976	$15,188,189
Warrant liabilities	90,706,206	—
Deferred revenues	170,967	235,372
Total current liabilities	122,244,149	15,423,561
Convertible senior notes – net of unamortized debt issuance costs of $1,915,781 and $2,645,602 at June 30, 2017 and 2016	98,084,219	97,354,398
Other liabilities	1,708,272	1,699,276
Commitments and Contingencies (Note 15)	—	—
Stockholders’ Equity (Deficit):
Convertible preferred stock, $.01 par value; authorized 10,000,000 shares; 1,000,000 shares issued and outstanding at June 30, 2017: no shares issued and outstanding at June 30, 2016	10,000	—
Common stock, $.01 par value; authorized 250,000,000 shares issued 110,344,643 shares and outstanding 110,309,918 shares at June 30, 2017; authorized 155,000,000 shares, issued 95,867,298 shares and outstanding 95,832,573 shares at June 30, 2016	1,103,446	958,672
Capital contributed in excess of par	462,666,366	311,320,651
Treasury stock, at cost: 34,725 shares at June 30, 2017 and 2016	(458,370)	(458,370)
Accumulated deficit	(521,710,899)	(368,504,954)
Accumulated other comprehensive loss	(302,710)	(132,226)
Total Immunomedics, Inc. stockholders’ deficit	(58,692,167)	(56,816,227)
Noncontrolling interest in subsidiary	(771,081)	(710,740)
Total stockholders’ deficit	(59,463,248)	(57,526,967)
Total Liabilities and Stockholders' Deficit	$162,573,392	$56,950,268

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

	Years ended June 30,
	2017	2016	2015
Revenues:
Product sales	$2,443,388	$2,260,994	$2,648,657
License fee and other revenues	284,290	386,941	1,250,000
Research and development	363,572	585,312	1,754,434
Total revenues	3,091,250	3,233,247	5,653,091

Costs and Expenses:
Costs of goods sold	482,657	1,159,173	264,915
Research and development	51,776,395	53,492,471	41,735,888
Sales and marketing	873,154	1,027,139	768,871
General and administrative	29,108,777	6,562,555	9,102,926
Total costs and expenses	82,240,983	62,241,338	51,872,600
Operating loss	(79,149,733)	(59,008,091)	(46,219,509)
Changes in fair market value of warrant liabilities	(61,073,808)	—	—
Warrant related expenses	(7,649,395)	—	—
Interest expense	(5,479,821)	(5,479,821)	(2,090,750)
Interest and other income, net	430,595	337,901	245,705
Other financing expenses	(346,568)	—	—
Foreign currency transaction gain (loss), net	23,311	(39,538)	(1,188)
Loss before income tax	(153,245,419)	(64,189,549)	(48,065,742)
Income tax (expense) benefit	(20,867)	5,053,833	(58,229)
Net loss	(153,266,286)	(59,135,716)	(48,123,971)
Less: Net loss attributable to noncontrolling interest	(60,341)	(98,766)	(121,605)
Net loss attributable to Immunomedics, Inc. stockholders	$(153,205,945)	$(59,036,950)	$(48,002,366)
Loss per common share attributable to Immunomedics, Inc. stockholders (basic and diluted):	$(1.47)	$(0.62)	$(0.51)
Weighted average shares used to calculate loss per common share (basic and diluted)	104,535,577	94,770,172	93,314,872
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(62,085)	1,192	(434,617)
Unrealized (loss) gain on securities available for sale	(108,399)	27,674	11,688
Other comprehensive (loss) income, net of tax:	(170,484)	28,866	(422,929)
Comprehensive loss	(153,436,770)	(59,106,850)	(48,546,900)
Less comprehensive loss attributable to noncontrolling interest	(60,341)	(98,766)	(121,605)
Comprehensive loss attributable to Immunomedics, Inc. stockholders	$(153,376,429)	$(59,008,084)	$(48,425,295)

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Immunomedics, Inc. Stockholders
								Accumulated
	Convertible				Capital			Other
	Preferred Stock		Common Stock		Contributed in	Treasury	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Excess of Par	Stock	Deficit	Income (Loss)	Interest	Total
Balance, at June 30, 2014	—	$—	93,113,480	$931,134	$300,080,804	$(458,370)	$(261,465,638)	$261,837	$(490,369)	$38,859,398
Exercise of stock options, net			1,202,575	12,026	2,947,904					2,959,930
Stock based compensation			230,523	2,305	2,200,646					2,202,951
Other comprehensive income								(422,929)		(422,929)
Net loss							(48,002,366)		(121,605)	(48,123,971)
Balance, at June 30, 2015	—	$—	94,546,578	$945,465	$305,229,354	$(458,370)	$(309,468,004)	$(161,092)	$(611,974)	$(4,524,621)
Exercise of stock options, net			1,097,500	10,975	2,721,987					2,732,962
Stock based compensation			223,220	2,232	3,369,310					3,371,542
Other comprehensive income								28,866		28,866
Net loss							(59,036,950)		(98,766)	(59,135,716)
Balance, at June 30, 2016	—	$—	95,867,298	$958,672	$311,320,651	$(458,370)	$(368,504,954)	$(132,226)	$(710,740)	$(57,526,967)
Issuance of preferred stock, net	1,000,000	10,000			121,771,941					121,781,941
Issuance of common stock in public offering, net			10,000,000	100,000	28,478,473					28,578,473
Proceeds of public offering allocated to warrant liability					(6,966,435)					(6,966,435)
Issuance of common stock to Seattle Genetics, Inc.			3,000,000	30,000	14,670,000					14,700,000
Proceeds of share issuance to Seattle Genetics, Inc. allocated to warrant liability					(14,670,000)					(14,670,000)
Exercise of stock options, net			1,279,354	12,794	4,277,309					4,290,103
Stock based compensation			197,991	1,980	3,784,427					3,786,407
Other comprehensive (loss)								(170,484)		(170,484)
Net loss							(153,205,945)		(60,341)	(153,266,286)
Balance, at June 30, 2017	1,000,000	$10,000	110,344,643	$1,103,446	$462,666,366	$(458,370)	$(521,710,899)	$(302,710)	$(771,081)	$(59,463,248)

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(153,266,286)	$(59,135,716)	$(48,123,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	61,073,808	—	—
Warrant related expense	7,649,395	—	—
Depreciation and amortization	923,348	737,661	578,066
Amortization of deferred revenue	(79,292)	(202,088)	(5,712)
Amortization of bond premiums	218,426	669,858	544,208
Amortization of debt issuance costs	729,821	729,821	281,791
Amortization of deferred rent	8,996	99,516	99,516
Loss (gain) on sale of marketable securities	15,682	(1,844)	(11,015)
(Decrease) increase in allowance for doubtful accounts	(61,932)	20,369	(34,432)
Non-cash expense related to stock compensation	4,333,430	3,740,526	2,788,677
Non-cash decrease in value of life insurance policy	—	20,566	155,544
Non-cash financing expenses	346,568	—	—
Changes in operating assets and liabilities
Accounts receivable	102,640	(190,300)	271,820
Inventory	(195,958)	256,381	328,126
Other receivables	223,340	620,300	(553,966)
Prepaid expenses	146,871	97,948	478,794
Other current assets	(241,775)	761,803	(776,975)
Accounts payable and accrued expenses	15,807,887	3,147,606	4,946,099
Deferred revenues	14,887	165,793	37,221
Net cash used in operating activities	(62,250,144)	(48,461,800)	(38,996,209)
Cash flows from investing activities:
Purchases of marketable securities	(131,610,011)	(2,749,117)	(86,307,071)
Proceeds from sales/maturities of marketable securities	57,183,499	50,850,088	34,491,153
Purchases of property and equipment	(1,837,167)	(2,226,256)	(924,429)
Net cash (used in) provided by investing activities	(76,263,679)	45,874,715	(52,740,347)
Cash flows from financing activities:
Sale of preferred stock, net of related expenses	121,781,941	—	—
Proceeds from public offering of common stock, net of expenses	28,578,473	—	—
Proceeds from sale of common stock to Seattle Genetics, Inc.	14,700,000	—	—
Proceeds from issuance of convertible senior notes	—	—	100,000,000
Payment of debt issuance costs	—	—	(3,657,215)
Exercise of stock options	4,290,103	2,732,962	2,959,930
Tax withholding payments for stock compensation	(547,021)	(368,984)	(585,725)
Net cash provided by financing activities	168,803,496	2,363,978	98,716,990
Effect of changes in exchange rates on cash and cash equivalents	(99,728)	(26,043)	(489,153)
Net increase (decrease) in cash and cash equivalents	30,189,945	(249,150)	6,491,281
Cash and cash equivalents beginning of the year	13,203,625	13,452,775	6,961,494
Cash and cash equivalents end of the year	$43,393,570	$13,203,625	$13,452,775
Supplemental disclosure of cash flow information:
Interest paid	$4,750,000	$4,802,778	$—
Income taxes paid	$23,636	$28,679	$75,598

See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.     Business Overview

Immunomedics, Inc., a Delaware corporation (“Immunomedics” or the “Company”) is a clinical-stage biopharmaceutical company developing monoclonal antibody-based products for the targeted treatment of cancer, autoimmune and other serious diseases. The Company is focused on the acceleration of the development of its therapeutic product candidates and accordingly has transitioned away from the development and commercialization of new diagnostic imaging products to accelerate the development of its therapeutic product candidates, although the Company continues to manufacture and sell, distribute and support LeukoScan® (sulesomab) in territories where regulatory approvals have previously been granted. LeukoScan® is indicated for diagnostic imaging for determining the location and extent of infection/inflammation in bone in patients with suspected osteomyelitis, including patients with diabetic foot ulcers.

The Company has two foreign subsidiaries, Immunomedics B.V. in the Netherlands and Immunomedics GmbH in Rodermark, Germany, to assist the Company in managing sales efforts and coordinating clinical trials in Europe. In addition, included in the accompanying financial statements is the majority-owned U.S. subsidiary, IBC Pharmaceuticals, Inc. (“IBC”), which has been working since 1999 on the development of novel cancer radiotherapeutics using patented pretargeting technologies with proprietary, bispecific antibodies.

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

As of June 30, 2017 the Company has $154.9 million in cash, cash equivalents and marketable securities; which the Company believes is sufficient to support operations through September 2018, and which allows the Company to accomplish the goal of filing a BLA for Accelerated Approval of IMMU-132 in mTNBC from the FDA during the period between December 2017 and March 2018, subject to FDA input on the acceptance of the Company’s chemistry, manufacturing and controls filing plan.

The Company will require additional funding after September 2018 to secure regulatory approval from the FDA, complete commercial preparations to market IMMU-132 to mTNBC patients in the United States, complete its clinical trials currently underway or planned, continue research and new development programs, and continue operations. Potential sources of funding include the exercise of outstanding warrants, potential various strategic partnership transactions towards advancing and maximizing the Company’s full pipeline for mTNBC, and equity and potential debt financing.

Until the Company can generate significant cash through the exercise of outstanding warrants, various strategic partnership transactions towards advancing and maximizing the Company’s full pipeline for mTNBC, or commercial operations, it expects to continue to fund its operations with its current financial resources. These financial resources are adequate to sustain the Company’s operations at a level of activity sufficient to support the filing of the BLA with the FDA for accelerated approval of IMMU-132 for patients with mTNBC; to continue manufacturing IMMU-132 at large scale to prepare for commercial operations in the U.S. marketplace; to initiate a Phase 3 clinical trial of IMMU-132 for mTNBC patients to support the filing of the BLA, to initiate preparations to market IMMU-132 to mTNBC patients in the U.S. and, subject to meeting all standards, completing review and final determination of the FDA, to secure accelerated regulatory approval to market IMMU-132 for the use of patients with mTNBC in the U.S.. After September

2018, if the Company cannot obtain sufficient funding through the exercise of outstanding warrants, various strategic partnership transactions towards advancing and maximizing the Company’s full pipeline for mTNBC, it could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that the Company will be able to raise the additional capital needed to complete its pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. The Company’s existing debt may also negatively impact the Company’s ability to raise additional capital. If the Company is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected.

2.     Summary of Significant Accounting Policies

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Immunomedics and its majority-owned subsidiaries. Noncontrolling interests in consolidated subsidiaries in the Consolidated Balance Sheets represent minority stockholders' proportionate share of the equity (deficit) in such subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Foreign Currencies

For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders' equity in the Consolidated Balance Sheets and the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and are included in the determination of comprehensive (loss) income in the Consolidated Statements of Comprehensive Loss. Transaction gains and losses are included in the determination of net loss in the Consolidated Statements of Comprehensive Loss.

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

Common Stock Warrants

In connection with certain financing transactions in October 2016 and February 2017, the Company issued warrants and recorded them as liabilities due to certain net cash settlement provisions. The warrants were recorded at fair value using the Black-Scholes valuation model. The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the term of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. These warrants are subject to re-measurement at each balance sheet date until the warrants are exercised or expired, and any change in fair value is recognized as “change in the fair value of warrant liability” in the consolidated statements of operations.

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

The Company did not book an accrual for uncertain tax positions as of June 30, 2017 or 2016. The U.S. Federal statute of limitation remains open for the fiscal years 2013 onward. The Company’s tax returns filed in foreign jurisdictions remain open for the fiscal years 2013 onward. State income tax returns are generally subject to examination for a period of 3 - 5 years after filing of the respective return. The Company conducts business and files tax returns in New Jersey.

Net Loss Per Share Allocable to Common Stockholders

Basic net loss per share is calculated using the weighted average number of shares of common stock and vested restricted shares outstanding. Diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. During fiscal years 2017, 2016, and 2015, no potential shares of common stock were included in the calculation since their affect would be anti-dilutive due to the operating losses. The common stock equivalents excluded from the earnings per share calculation are 66,069,081, 26,665,296 and 25,815,581 for the fiscal years ended June 2017, 2016, and 2015, respectively.

Net Comprehensive Loss

            Net comprehensive loss consists of net loss, unrealized loss on available for sale securities and foreign exchange translation adjustments and is presented in the consolidated statements of comprehensive loss.

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

The fair value of each option granted during the years ended June 30, 2017, 2016, and 2015 is estimated on the date of grant using the Black‑Scholes option‑pricing model with the following weighted-average assumptions in the following table:

	Years ended June 30,
	2017	2016	2015
Expected dividend yield	0%	0%	0%
Expected option term (years)	5.04	5.03	5.07
Expected stock price volatility	63%	58%	57%
Risk-free interest rate	1.16% - 2.15%	1.00% - 1.64%	1.37% - 1.72%

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

Recently Issued Accounting Pronouncements

Accounting Standard adopted during the year:

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This guidance clarifies that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments in this update are effective for annual reporting periods ending after December 15, 2016, and annual and interim periods thereafter, and early application is permitted. Note 1 incorporates the disclosure requirements from the adoption of ASU 2014-15.

Accounting Standards yet to be adopted:

In May 2017, the FASB issued ASU 2017-09, "Stock Compensation - Scope of Modification Accounting", guidance that clarifies that all changes to share-based payment awards are not necessarily accounted for as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The amendments in this guidance should be applied prospectively in annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. This guidance will apply to any future modifications. The Company is assessing ASU 2017-09’s impact and if applicable, will adopt it when effective.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments”, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. The Company is assessing the impact of ASU 2016-15 and will adopt it when effective.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share- Based Payment Accounting”  which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Public companies will be required to adopt this standard in annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period provided that the entire standard is adopted.  The Company does not expect ASU 2016-09 to have a material impact on the consolidated financial statement presentation as (a) the Company classifies cash paid when directly withholding shares for tax withholding purposes as a financing activity and (b) the Company will make an accounting policy election to continue to use its current method of using historical data to estimate forfeitures.

In February 2016, the FASB issued ASU 2016-02, “Leases”. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. The Company is assessing the impact of ASU 2016-02 and will adopt it when effective.

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, with the issuance of ASU 2015-14, the FASB amended the effective date of this ASU to fiscal years beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is assessing the impact of ASU 2014-09 and will adopt it when effective.

3.     Marketable Securities

Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at June 30, 2017 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$35,086	$—	$(24)	$35,062
Certificate of Deposits	15,298	—	—	15,298
U.S. Government Sponsored Agencies	18,357	—	(13)	18,344
Corporate Debt Securities	32,692	—	(33)	32,659
Commercial Paper	10,144	1	—	10,145
	$111,577	$1	$(70)	$111,508

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2017 (in thousands):

		Net Carrying
	Fair Value	Amount
Due within one year	$89,477	$89,728
Due after one year through five years	22,031	22,149
	$111,508	$111,877

Marketable securities at June 30, 2016 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$5,059	$6	$—	$5,065
Certificate of Deposits	3,000	3	—	3,003
U.S. Government Sponsored Agencies	14,311	31	—	14,342
Corporate Debt Securities	15,014	2	(2)	15,014
	$37,384	$42	$(2)	$37,424

4.     Inventory

Inventory consisted of the following at June 30 (in thousands):

	2017	2016
Raw Materials	$—	$68
Work-in-process	—	191
Finished goods	580	92
	$580	$351

5.     Convertible Senior Notes

In February 2015, the Company issued $100.0 million of Convertible Senior Notes  (net proceeds of $96.3 million after deducting the initial purchasers’ fees and offering expenses) in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 144A under the Securities Act. The Convertible Senior Notes will mature on February 15, 2020, unless earlier purchased or converted. The debt issuance costs of approximately $3.7 million, primarily consisting of underwriting, legal and other professional fees, are amortized over the term of the Convertible Senior Notes. The Convertible Senior Notes are senior unsecured obligations of the Company. Interest at 4.75% is payable semiannually on February 15 and August 15 of each year. The effective interest rate on the Convertible Senior Notes was 5.48% for the period from the date of issuance through June 30, 2017.

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

Total interest expense for the Convertible Senior Notes for the fiscal years ended June 30, 2017, 2016, and 2015 were $5.5 million, $5.5 million, and $2.1 million, respectively. Included in interest expense is the amortization of debt issuance costs of $0.7 million, $0.7 million, and $0.3 million for the fiscal years ended June 30, 2017, 2016, and 2015, respectively.

6. Warrant Liabilities

In connection with a public offering conducted during October 2016, the Company issued warrants that contain net cash settlement provisions. Additionally, in connection with a stock purchase agreement entered into with Seattle Genetics, Inc. during February 2017 (the “SGEN Warrant”), the Company issued warrants that also have similar net cash settlement provisions. In addition, the SGEN  Warrant may only be exercised, upon receiving stockholder approval to increase its authorized capital and such shares being registered with the SEC. As stated in Note 10, at a special Stockholder Meeting on June 29, 2017 (“2017 Special Meeting”), the Company’s stockholders approved the amendment and restatement of the Company’s Certificate of Incorporation to increase the maximum number of shares of the Company’s stock authorized up to 260,000,000 shares of stock consisting of 250,000,000 shares of common stock and 10,000,000 shares of preferred stock. Such increase is considered to be sufficient for the Company to settle its obligation related to the warrants after considering all other commitments that may require the issuance of common stock through December 31, 2017, when these warrants will expire (See Note 10). The Company filed a registration statement with the SEC on Form S-3 on July 31, 2017, which is yet to be declared effective.  Accordingly, as of June 30, 2017, both warrants do not meet the criteria for classification as equity and are recorded as liabilities on the Company’s balance sheet. The Company recorded these warrants as liabilities at their fair values as calculated at their respective dates of inception. The change in fair value of each warrant is measured, and booked as an income or expense to adjust the warrant liability on a periodic basis at the end of each fiscal quarter.

The Company uses Level 2 inputs for its valuation methodology for the warrant liabilities. The estimated fair value was determined using a Black-Scholes valuation model based on various assumptions. The warrant liabilities are adjusted to reflect estimated fair value at each period end, with any changes in the fair value being recorded in changes in fair value of warrant liabilities.

7.     Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, and Convertible Notes. The carrying amount of accounts receivable, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments as of June 30, 2017 and 2016.

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

Financial instruments recorded on the consolidated balance sheets as of June 30, 2017 and 2016 are categorized based on the inputs to the valuation techniques as follows (in thousands):

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

Cash equivalents and marketable securities:

	($ in thousands)
June 30, 2017	Level 1	Level 2	Level 3	Total
Money Market Funds Note (a)	$36,776	$—	$—	$36,776
Marketable Securities:
U.S. Treasury Bonds	35,062	—	—	35,062
Certificate of Deposits	15,298	—	—	15,298
U.S. Government Sponsored Agencies	18,344	—	—	18,344
Corporate Debt Securities	32,659	—	—	32,659
Commercial Paper	10,145	—	—	10,145
Total	$148,284	$—	$—	$148,284

	($ in thousands)
June 30, 2016	Level 1	Level 2	Level 3	Total
Money Market Funds Note (a)	$10,012	$—	$—	$10,012
Marketable Securities:
U.S. Treasury Bonds	5,065	—	—	5,065
Certificate of Deposits	3,003	—	—	3,003
U.S. Government Sponsored Agencies	14,342	—	—	14,342
Corporate Debt Securities	15,014	—	—	15,014
Total	$47,436	$—	$—	$47,436
(a)	The money market funds noted above are included in cash and cash equivalents.

Convertible Senior Notes

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows (in thousands):

	As of June 30, 2017		As of June 30, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Convertible Senior Notes	$98,084	$180,950	$97,354	$71,359

The fair value of the Convertible Senior Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Senior Notes observed in market trading which are Level 2 inputs.

Warrant Liabilities

The Company has determined its warrant liabilities to be a Level 2 fair value measurement and used the Black Scholes valuation model to calculate the fair value as of June 30, 2017, February 10, 2017 (date of issuance of warrant liabilities in connection with stock purchase agreement) and October 11, 2016 (date of issuance of warrants in connection with public offering):

At the measurement dates, the Company estimated the fair value for the warrants based on Black-Scholes valuation model and using the following assumptions:

	June 30,	June 30,	February 10,	October 11,
	2017 (1)	2017 (2)	2017	2016
Risk-free interest rate	1.14%	1.38%	1.47%	0.87%
Expected remaining term	0.51	1.28	3.0 years	2.0 years
Expected volatility	69.34%	73.85%	71.42%	75.00%
Dividend yield	0%	0%	0%	0%

(1)	Represents the fair value assumptions for the warrants issued in connection with February 10, 2017 stock purchase agreement.
(2)	Represents the fair value assumptions for the warrants issued in connection with October 11, 2016 public offering.

The following table sets forth the warrant activity for the year ended June 30, 2017 ($ in thousands):

		Estimated Fair
	Number of	Value
	Warrants	Level 2
Warrants outstanding as of July 1, 2016	—	$—
Additions, pursuant to October 11, 2016 public offering	10,000,000	7,313
Additions, pursuant to February 16, 2017 stock purchase agreement with Seattle Genetics, Inc.	8,655,804	22,319
Change in fair value	—	61,074
Warrants outstanding as of June 30, 2017	18,655,804	$90,706

8.     Property and Equipment

Property and equipment consisted of the following at June 30 (in thousands):

	2017	2016
Machinery and equipment	$9,353	$9,071
Leasehold improvements	21,602	19,863
Furniture and fixtures	976	970
Computer equipment	2,875	2,703
	34,806	32,607
Accumulated depreciation and amortization	(29,561)	(28,638)
	$5,245	$3,969

Depreciation and amortization expense for the years ended June 30, 2017, 2016, and 2015 was $0.9 million, $0.7 million, and $0.6 million, respectively.

9.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at June 30 (in thousands):

	2017	2016
Trade accounts payable	$5,222	$4,128
Contract manufacture organization expenses	3,769	1,222
Clinical trial accruals	2,865	6,087
Proxy defense-related expenses	6,967	—
Reimbursement for proxy expenses	4,505	—
Executive severance liabilities	5,542	—
Executive bonus	—	1,148
Accrued interest expense	1,768	1,768
Miscellaneous other current liabilities	729	835
	$31,367	$15,188

10.     Stockholders’ Deficit

At the June 29, 2017 Special Meeting, the Company’s stockholders approved the amendment and restatement of the Company’s Certificate of Incorporation to increase the maximum number of shares of the Company’s stock authorized up to 260,000,000 shares of stock consisting of 250,000,000 shares of common stock and 10,000,000 shares of preferred stock. Previously the Company’s Certificate of Incorporation authorized up to 165,000,000 shares of capital stock, consisting of 155,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Preferred Stock

The Certificate of Incorporation of the Company authorizes 10,000,000 shares of preferred stock, $.01 par value per share. The preferred stock may be issued from time to time in one or more series, with such distinctive serial designations, rights and preferences as shall be determined by the Board of Directors.

On May 10, 2017, the Company issued in a private placement 1,000,000 shares (the “Preferred Shares”) of the Company’s Series A-1 Convertible Preferred Stock at a price of $125 per share for gross proceeds to the Company of $125 million, before deducting fees and expenses (the “Financing”). Each Preferred Share will be convertible into 23.10536 shares of common stock (or an aggregate of 23,105,348 shares of common stock). The conversion price per share of common stock is $5.41. For fiscal year ended June 30, 2016 the Company had no preferred stock outstanding.

Following the June 29 2017 Special Meeting and filing the Charter Amendment with the State of Delaware, the Company had authorized a sufficient number of unreserved shares of common stock to permit the conversion of the Preferred Shares. Preferred Shares will automatically convert to shares of common stock subsequent to the termination of the Licensing and Development Agreement entered into on February 10, 2017 by and between the Company and Seattle Genetics (the “License Agreement”); or, if such automatic conversion does not occur prior to January 1, 2018, the Purchasers may elect to convert at any time on or after January 1, 2018. On July 31, 2017, the Company filed a registration statement on Form S-3 to register the 23,105,348 shares of the Company’s common stock issuable upon the conversion of the Series A-1 Convertible Preferred Stock (in addition to 3,000,000 shares of Company’s common stock and 8,655,804 shares of common stock issuable upon the exercise of the warrants issued to Seattle Genetics, Inc as discussed below).

Common Stock

On February 10, 2017, in connection with the execution of a License Agreement, the Company entered into the Securities Purchase Agreement (“SPA”) with Seattle Genetics. Under the SPA, Seattle Genetics purchased 3,000,000 shares (the “Common Shares”) of the Company’s common stock at a price of $4.90 per share, for aggregate proceeds of $14.7 million. Concurrently with the sale of the Common Shares, pursuant to the SPA, the Company also agreed to issue the three-year warrant to purchase an aggregate of 8,655,804 shares of common stock. On July 31, 2017, the Company filed a registration statement on Form S-3 to register the 3,000,000 shares of Company’s common stock and 8,655,804 shares of common stock issuable upon the exercise of the warrants (in addition to the shares issuable upon the conversion of our Series A-1 Convertible Preferred Stock, as discussed above). The warrant became exercisable for cash on February 16, 2017, and will expire on January 31, 2018. The warrant was issued on February 16, 2017 and was originally exercisable until February 10, 2020. On the date of issuance, the fair value of these warrants was determined to be $22.3 million. The difference between such fair value and the proceeds of $14.7 million has been recognized as an expense and presented in the consolidated statement operations as a “warrant related expense.” On May 4, 2017, the Company and Seattle Genetics entered into the Termination Agreement, pursuant to which the Company and Seattle Genetics relinquished their respective rights under the License Agreement and agreed to amend the terms of the warrant to amend the expiration date from February 10, 2020 to December 31, 2017.

On October 11, 2016, the Company completed an underwritten public offering of 10 million shares of its common stock and accompanying warrants to purchase 10 million shares of common stock at a purchase price of $3.00 per unit, comprising of one share of common stock and one warrant. The Company received gross and net proceeds of $30.0 million and approximately $28.6 million, respectively after deducting the underwriting discounts and commissions and estimated expenses related to the offering payable. The warrants became exercisable six months following the date of issuance, and will expire on the second anniversary of the date of issuance and have an exercise price of $3.75. On the date of issuance, the fair value of these warrants was determined to be $7.3 million and recognized as a liability. The shares of common stock were sold pursuant to an effective shelf registration statement filed with the SEC. The warrants under certain situations require cash settlement by the Company.

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

As under the 2006 Plan, option awards under the Plan are generally granted with an exercise price equal to the market price of the Plan, the Company’s common stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, are vested immediately and have seven year contractual terms. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plan). At June 30, 2017, there were 14,264,986 shares of common stock reserved for possible future issuance under the Plan, both currently outstanding (4,724,569 shares) and which were available to be issued for future grants (9,540,417 shares).

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

For the 2016 and 2015 fiscal years each of the Company’s outside Directors who had been a Director prior to July 1st of each year were granted, at the annual stockholder meeting of each year, options to purchase shares of the Company’s common stock at fair market value on the grant date. For fiscal years 2016 and 2015, stock options were granted to these outside directors to purchase an aggregate of 115,284 shares and 89,204 shares, respectively. The values of the granted options were $180 thousand for the fiscal years ended June 30, 2016 and 2015. Stock options granted to outside directors were vested when granted. No stock options were granted to outside directors in fiscal year 2017 as it was decided to defer the awarding of options until a revision to the program was completed in July, 2017. When an outside Director is elected to the Board of Directors, they are awarded options for 22,500 shares of the Company’s common stock. The Company recorded $184 thousand, $201 thousand and $180 thousand for stock-based compensation expense for these non-employee Board members stock options for the years ended June 30, 2017, 2016, and 2015, respectively. For new outside Directors elected on May 4, 2017, no options were awarded until a revision to the program was completed in July, 2017.

For the 2016 and 2015 fiscal years non-employee Board members who continue to serve would receive on the date of the annual stockholders meeting an annual grant of non-qualified stock options and restricted stock units, equal in value to $45 thousand. For fiscal years 2016 and 2015, restricted stock units were granted to these outside directors in an aggregate 57,876 units and 42,656 units, respectively. The value of the units granted were $180 thousand for the 2016 and 2015 fiscal years. Restricted stock units granted to outside directors become vested within one year of grant date. The Company recorded $31 thousand, $181 thousand, and $180 thousand for stock-based compensation expense for these non-employee Board members restricted stock units for the years ended June 30, 2017, 2016, and 2015, respectively. No restricted stock units or non-qualified stock options were granted to outside directors in fiscal year 2017, as it was decided to defer the awarding of options until a revision to the program was completed in July, 2017.

Information concerning options for the years ended June 30, 2017, 2016, and 2015 is summarized as follows:

	Number of Shares			Weighted Average Exercise Price
	2017	2016	2015	2017	2016	2015
Options outstanding, beginning of year	4,015,895	4,525,340	5,308,617	$3.42	$3.48	$3.41
Options granted	376,032	880,681	955,361	$4.07	$2.15	$3.82
Options exercised	(1,279,354)	(1,097,500)	(1,202,575)	$3.35	$2.53	$2.46
Options expired or forfeited	(219,333)	(292,626)	(536,063)	$4.15	$3.88	$4.50
Options outstanding, end of year	2,893,240	4,015,895	4,525,340	$3.48	$3.42	$3.48
Options exercisable, end of year	2,495,650	2,733,842	3,115,798	$3.42	$3.64	$3.27

The weighted average fair value at the date of grant for options granted during the years ended June 30, 2017, 2016 and 2015 were $2.21, $1.08 and $1.91 per share, respectively.

The aggregate intrinsic value of the outstanding stock options as of June 30, 2017 and 2016 is $15.5 million and $0.3 million, respectively. The aggregate intrinsic value of the exercisable stock options as of June 30, 2017 and 2016 is $13.5 million and $25 thousand, respectively. The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at June 30, 2017, for those options for which the quoted market price was in excess of the exercise price. The total intrinsic value of options exercised during the 2017, 2016, and 2015 fiscal years was $2.6 million, $1.2 million, and $1.8 million, respectively. Included in research and development and general and administrative expense categories the Company has recorded $1.8 million, $1.5 million, and $1.4 million for stock-based compensation expense related to these stock options during the 2017, 2016, and 2015 fiscal years, respectively.

The following table summarizes information concerning options outstanding under the Plan at June 30, 2017:

		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Range of	outstanding	exercise	remaining	exercisable	exercise
exercise price	at June 30, 2017	price	term (yrs.)	at June 30, 2017	price
$1.59 - 3.00	655,163	$1.98	5.30	491,533	$1.88
3.01 - 5.00	1,950,233	3.65	3.54	1,763,729	3.59
5.01 - 7.00	242,844	5.15	3.16	240,388	5.15
7.01 - 9.50	45,000	8.70	7.00	—	—
	2,893,240	$3.48	3.96	2,495,650	3.42

At the Compensation Committee meeting held on August 14, 2014, the Company awarded an additional 226,657 restricted stock units to certain executive officers of the Company at the closing market price on that date ($3.32 per share). On August 20, 2015, the Company awarded an additional 214,205 restricted stock units to certain executive officers of the Company at the closing price on that date ($1.76 per share). On September 21, 2016, the Company awarded an additional 106,061 restricted stock units to an executive officer of the Company at the closing price on that date ($3.30 per share). These restricted stock units vest over a four year period. As of June 30, 2017 the 331,329 outstanding restricted stock units had vested in accordance with the terms of those agreements with the change in control which occurred on or before May 4, 2017. Consequently, as of June 30, 2017 there was no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these restricted stock units. The Company recorded $1.2 million, $0.6 million, and $0.8 million for stock-based compensation expense for these executive officers for the fiscal years ended June 30, 2017, 2016, and 2015, respectively.

On August 16, 2013, the Company awarded certain executive officers Performance Units of up to 389,864 of restricted stock units which are subject to attainment of certain performance milestones as well as certain continued service requirements. All or a portion of the Performance Units would vest based upon the level of achievement of the milestones set forth in each agreement, which was expected to be achieved within five years of the grant date. The Performance Units had vested were based upon attainment of the Performance milestone and were exercised based on a percentage basis on the attainment of anniversary dates. As of June 30, 2017, all of these Performance Units have vested. The Company recorded $0.1 million, $0.3 million, and $0.4 million for the stock-based compensation for the fiscal years ended June 30, 2017, 2016, and 2015, respectively.

As part of the Amended and Restated Employment Agreement with Dr. Goldenberg which became effective July 1, 2015 (see Note 13), Dr. Goldenberg received a grant of 1,500,000 Restricted Stock Units, which would vest, if at all, after the three (3) year period commencing on the grant date of July 14, 2015, provided the applicable milestones based on achievement of certain market conditions (stock prices) were met and conditioned upon Dr. Goldenberg's continued employment through the vesting period, subject to the terms and conditions of the Restricted Stock Units Notice and the Restricted Stock Units Agreement and such other terms and conditions as set forth in the grant agreement. The Company recorded $1.1 million for the stock-based compensation for the fiscal years ended June 30, 2017 and 2016 for this agreement. The Company believes that a change in control occurred on or before May 4, 2017, as defined in Dr. Goldenberg's employment agreement as a result of the new Board of Directors being seated. According to the terms of his employment agreement and notice of award, the Company believes that these 1.5 million restricted stock units did not vest since at the time of the change in control the actual price per share of the common stock had not achieved the specified target price required to trigger the vesting of the Restricted Stock Units. The Company understands that Dr. Goldenberg contests the Company’s interpretation of both the timing of the change in control and the vesting requirements of the Restricted Stock Units upon a change in control. The 1.5 million Restricted Stock Units are the subject of arbitration, discussed above.

The Restricted Stock Units granted to Dr. Goldenberg were valued using Monte Carlo simulation technique using the following assumptions:

Expected dividend	0%
Expected option term (years)	5
Expected stock price volatility	49.6%
Risk-free interest rate	1.32%

A summary of the Company’s non-vested restricted stock units at June 30, 2017, and changes during the year ended June 30, 2017 is presented below:

		Weighted-Average
		per Share of
		Market Value
Non-Vested Restricted Stock	Number of Awards	on Grant Date
Non-vested at June 30, 2016	2,066,041	$2.57
Restricted Units Granted(a)	106,061	3.30
Cancelled	(14,469)	3.11
Vested/Exercised(b)	(657,633)	3.33
Non-vested at June 30, 2017	1,500,000	$2.28

(a)	For the year ended June 30, 2017, 106,061 restricted stock units were awarded to the Company’s former President and Chief Executive Officer.
(b)

Represents restricted stock units to the Company’s former President and Chief Executive Officer which vested upon her termination and pursuant to the Company’s change of control, and the Chairman which vested upon the Company’s change of control.

As of June 30, 2017, the Company has 1,897,590 non-vested options and restricted stock units outstanding. As of June 30, 2017, 2016, and 2015 there was $2.0 million, $5.2 million, and $4.5 million, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.0 years. The weighted average remaining contractual terms of the exercisable shares is 1.92 years and 3.15 years as of June 30, 2017 and 2016, respectively.

The following table summarizes the stock-based compensation expense by the consolidated statements of comprehensive loss line items for the fiscal years ended June 30, 2017, 2016 and 2015 (in thousands):

	Fiscal Year Ended June 30,
	2017	2016	2015
Research and development	$2,600	$2,245	$1,673
General and administrative	1,733	1,496	1,116
Total expense	$4,333	$3,741	$2,789

11.     Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income were as follows (in thousands):

	Currency	Net Unrealized Gains	Accumulated Other
	Translation	(Losses) on Available-	Comprehensive
	Adjustments	for-Sale Securities	(Loss) Income

Balance, June 30, 2014	262	—	262
Other comprehensive (loss) income before reclassifications	(435)	23	(412)
Amounts reclassified from accumulated other comprehensive (loss)(a)	—	(11)	(11)
Net other comprehensive (loss) income for the year	(435)	12	(423)
Balance, June 30, 2015	(173)	12	(161)
Other comprehensive income before reclassifications	1	30	31
Amounts reclassified from accumulated other comprehensive income(a)	—	(2)	(2)
Net other comprehensive income for the year	1	28	29
Balance, June 30, 2016	$(172)	$40	$(132)
Other comprehensive loss before reclassifications	(62)	(125)	(187)
Amounts reclassified from accumulated other comprehensive loss(a)	—	16	16
Net other comprehensive loss for the year	(62)	(109)	(171)
Balance, June 30, 2017	$(234)	$(69)	$(303)

(a)

For the fiscal years ended June 30, 2017, 2016 and 2015, $16 thousand, $2 thousand, and $11 thousand, respectively, were reclassified from accumulated other comprehensive (loss) income to interest and other income, respectively.

All components of accumulated other comprehensive (loss) income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

12.     Income Taxes

The expense (benefit) for income taxes is as follows (in thousands):

	Year Ended June 30,
	2017	2016	2015
Federal
Current	$—	$—	$—
Deferred	—	—	—
Total Federal	—	—	—
State
Current	2	(5,054)	2
Deferred	—	—	—
Total State	2	(5,054)	2
Foreign
Current	19	—	56
Deferred	—	—	—
Total Foreign	19	—	56
Total Expense (Benefit)	$21	$(5,054)	$58

A reconciliation of the statutory tax rates and the effective tax rates for each of the years ended June 30 is as follows:

	2017	2016	2015
Statutory rate	(34.0)%	(34.0)%	(34.0)%
Foreign income tax	—%	—%	0.1%
Change in valuation allowance	21.9%	30.4%	34.7%
State income taxes, (net of federal tax benefit)	(4.8)%	(2.8)%	—%
Permanent differences, (primarily warrant-related expenses)	15.3%	—%	—%
Other	1.6%	(1.6)%	(0.7)%
Effective rate	—%	(8.0)%	0.1%

For fiscal year 2016, the Company sold certain State of New Jersey State Net Operating Losses (“NOL”) and Research and Development (“R&D”) tax credits through the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program. Pursuant to such sale, for the year ended June 30, 2016, the Company recorded a tax benefit of $5.1 million, as a result of its sale of approximately $66.2 million, of New Jersey State NOL and $1.5 million of New Jersey R&D tax credits. There were no sales of NOL or R&D for the 2017 or 2015 fiscal years.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets as of June 30, 2017 and 2016 are presented below (in thousands):

	2017	2016
Deferred tax assets:
NOL carry forwards	$134,476	$103,171
Research and development credits	14,357	15,322
Property and equipment	3,406	3,693
Other	7,335	3,734
Total	159,574	125,920
Valuation allowance	(159,574)	(125,920)
Net deferred taxes	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for fiscal years 2017 and 2016 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company continues to incur losses. The differences between book income and tax income primarily relate to the temporary differences from depreciation and stock compensation expenses.

At June 30, 2017, the Company has available net operating loss carry forwards for federal income tax reporting purposes of approximately $371.1 million and for state income tax reporting purposes of approximately $186.0 million, which expire at various dates between fiscal 2019 and 2037. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited if the Company experiences a change in ownership as defined in Section 382 of the Internal Revenue Code. The Company’s net operating loss carry forwards available to offset future federal taxable income arising before such ownership changes may be limited. Similarly, the Company may be restricted in using its research credit carry forwards arising before such ownership changes to offset future federal income tax expense.

At June 30, 2017, the Company did not have any material unrecognized tax benefits and the Company does not anticipate that its unrecognized tax benefits will significantly change in the next twelve months. The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Loss in any future periods in which the Company must record a liability. The Company is subject to examination for U.S. Federal and Foreign tax purposes for 2012 and forward and for New Jersey 2013 and forward. The Company conducts business and files tax returns in New Jersey.

13.     Related Party Transactions

Certain of the Company’s affiliates, including members of its senior management and Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, the Company’s Chief Scientific Officer, Chief Patent Officer and former Chairman, Ms. Cynthia L. Sullivan, a director and the former President and Chief Executive Officer, who is the wife of Dr. David M. Goldenberg, and certain companies with which the Company does or has done business with, including the Center for Molecular Medicine and Immunology (“CMMI”), which has ceased operations, and IBC, the Company’s majority-owned subsidiary.

Dr. David M. Goldenberg

Dr. David M. Goldenberg founded Immunomedics in 1982 and was the Company’s Chairman of the Board of Directors through April 4, 2017. He continues to play a critical role in the Company’s business and currently serves as the Chief Scientific Officer and Chief Patent Officer. Dr. Goldenberg is a party to a number of agreements with the Company involving not only his services, but intellectual property owned by him.

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

In fiscal years ended June 30, 2017, 2016 and 2015, the Company incurred $6 thousand, $27 thousand, and $33 thousand, respectively, of legal expenses for patent related matters for patents licensed to Immunomedics from CMMI. However, any inventions made independently of the Company at CMMI are the property of CMMI. CMMI has ceased operations and is in the process of dissolution.

IBC Pharmaceuticals

IBC is a majority-owned subsidiary of Immunomedics, Inc.

As of June 30, 2017, the shares of IBC were held as follows:

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

In each of the fiscal years 2017, 2016, and 2015, Dr. Goldenberg received $41 thousand, $87 thousand, and $84 thousand, respectively, in compensation for his services to IBC. At June 30, 2017, Dr. Goldenberg was a director of IBC, and Cynthia L. Sullivan served as the President of IBC.

14.     License and Collaboration Agreement

The Bayer Group (formerly Algeta ASA)

In January 2013 the Company entered into a collaboration agreement, (the “Collaboration Agreement”), with Algeta ASA (subsequently acquired by The Bayer Group (“Bayer”), for the development of epratuzumab to be conjugated with Algeta’s proprietary thorium-227 alpha-pharmaceutical payload. Under the terms of the Collaboration Agreement, the Company manufactured and supplied clinical-grade epratuzumab to Bayer, which has rights to evaluate the potential of a Targeted Thorium Conjugate (“TTC”), linking thorium-227 to epratuzumab, for the treatment of patients with cancer. Bayer has the right to terminate the Collaboration Agreement with three months prior written notice, subject to certain provisions. Bayer will fund all non-clinical and clinical development costs up to the end of Phase 1 clinical testing. Upon successful completion of Phase 1 testing, the parties shall negotiate terms for a license agreement at Bayer’s request. The Company and Bayer have agreed to certain parameters in the Collaboration Agreement. Under the terms of the Collaboration Agreement, as amended, Immunomedics received an upfront cash payment and other payments aggregating $6.0 million, which have been recognized in prior periods upon the Company fulfilling its obligations under the Collaboration Agreement.

For the year ended June 30, 2015, the Company recognized $1.0 million in license and other revenue for the completion of the clinical development milestone as described in the Collaboration Agreement, which required the shipment of sufficient quantities of clinical grade material to Bayer to complete their Phase 1 clinical trial. In addition, in January 2017, 2016, and 2015, the Company recorded revenue of $0.3 million representing an anniversary payment under the agreement. This agreement has been extended to December 30, 2018.

15.     Commitments and Contingencies

a. Employment Agreements

Effective July 1, 2015, the Company entered into the Amended and Restated Employment Agreement with Dr. Goldenberg pertaining to Dr. Goldenberg’s service to the Company as the Company’s Chairman of the Board, Chief Scientific Officer and Chief Patent Officer (the “Amended and Restated Goldenberg Agreement”). The Amended and Restated Goldenberg Agreement was to continue until July 1, 2020.

On May 3, 2017 Dr. Goldenberg and other parties entered into a binding Term Sheet, to resolve certain legal actions among the parties. Upon execution of the contemplated Settlement Agreement, Dr. Goldenberg will remain a director of the Company, but has agreed to resign from all officer and other positions of the Company and all director, officer and other positions at any of the Company’s affiliates (other than Dr. Goldenberg’s position as a member of the board of directors of IBC Pharmaceuticals, the Company’s majority owned U.S. subsidiary), effective as of the date of the Settlement Agreement.  The Settlement Agreement will provide that Dr. Goldenberg will abide by all post-termination covenants and obligations contemplated by the Amended and Restated Goldenberg Agreement.  In exchange for a release of claims as required by the Amended and Restated Goldenberg Agreement and subject to compliance with the terms of the Settlement Agreement, Dr. Goldenberg will be entitled to (i) termination payments in accordance with the Amended and Restated Goldenberg Agreement for a termination without Good Cause after a Change in Control, (ii) accelerated vesting or extension of exercise period for equity awards already earned, pursuant to the Amended and Restated Goldenberg Agreement, (iii) COBRA payments, and (iv) royalties or payment in accordance with existing agreements. As of June 30, 2017 the Company recorded a $2.7 million expense for this settlement cost. In addition to this amount an additional cash payment of approximately $1.8 million is in dispute. The 1.5 million Restricted Stock Units to Dr. Goldenberg under the terms of the Amended and Restated Goldenberg Agreement are the subject of arbitration, discussed above.

To the extent the Parties cannot reach agreement on such issues before execution of the Settlement Agreement, the Parties to the Term Sheet have agreed to arbitrate disputes relating to Dr. Goldenberg’s claims to certain equity awards and other severance payments. The Company has agreed to pay the arbitrator in full for such arbitration, as well as reasonable attorneys’ fees and expenses incurred by Dr. Goldenberg and Ms. Sullivan in connection with any such arbitration, up to a maximum amount of $650,000 combined. As of June 30, 2017 no expenses have been incurred regarding such arbitration.

Under the existing agreements, Dr. Goldenberg is eligible to receive royalty payments on royalties received by the Company. For each fiscal year the Company shall pay Dr. Goldenberg a sum equal to a percentage of the annual royalties the Company receives on each of the products for which Dr. Goldenberg is an Inventor, and all products using, related to or derived from products for which Dr. Goldenberg is an Inventor. The percentage of royalties that the Company will pay to Dr. Goldenberg on each patented product will be determined based on the percentage of royalties that the Company must pay to external third parties and payments are to continue for the life of the patent, as defined in his employment agreement.

Dr. Goldenberg is also eligible to receive minimum payments of $150 thousand during each of the fiscal years, payable in equal quarterly payments, as an advance against the amounts due as additional incentive compensation, royalty payments and dispositions of undeveloped assets. In the event the Company completes a disposition of the Company’s undeveloped assets for which Dr. Goldenberg was an Inventor, the Company will pay Dr. Goldenberg a sum equal to at least twenty percent or more of the consideration the Company receives from each disposition. The Company’s obligation to compensate Dr. Goldenberg upon dispositions of undeveloped assets applies to all dispositions completed within the contract term or within three years thereafter even if the Company actually receives the consideration at some time after the three (3) year period elapses.

For the 2017, 2016 and 2015 fiscal years, Dr. Goldenberg received the minimum payment under the employment agreement. Dr. Goldenberg also is compensated by IBC Pharmaceuticals as discussed in greater detail below.

Cynthia L. Sullivan

Effective July 1, 2014, the Company entered into the Fifth Amended and Restated Employment Agreement with Cynthia L. Sullivan pertaining to Ms. Sullivan’s service to the Company as the Company’s President and Chief Executive Officer (the “Amended Sullivan Agreement”). This agreement was terminated effective July 1, 2017.

On May 3, 2017 Ms. Sullivan and other parties entered into the Term Sheet to resolve certain legal actions among the parties as described in Note 15 below. Upon execution of the contemplated Settlement Agreement, Ms. Sullivan has agreed to resign from director of the Company and any of its affiliates, effective as of the date of the Settlement Agreement. The Settlement Agreement will provide that Ms. Sullivan will abide by all post-termination covenants and obligations contemplated by the Amended Sullivan Agreement.   In exchange for a release of claims as required by the Sullivan Agreement and subject to compliance with the terms of the Settlement Agreement, Ms. Sullivan will be entitled to (i) termination payments in accordance with the Amended Sullivan Agreement for a termination without Good Cause after a Change in Control, (ii) accelerated vesting or extension of the exercise period for equity awards already earned, pursuant to the Amended Sullivan Agreement, and (iii) COBRA payments.  As of June 30, 2017 the Company recorded a $4.2 million expense for all costs that would be due to Ms. Sullivan under the terms of the Settlement Agreement. In addition to this amount,  a cash payment of $0.9 million is in dispute.

The Parties to the Term Sheet have agreed to arbitrate disputes relating to Ms. Sullivan’s claimed entitlement to certain equity awards and severance payments, and Ms. Sullivan’s claimed rights to certain bonus payments, to the extent the Parties cannot reach agreement on such issues before execution of the Settlement Agreement. The Company has agreed to pay in full the arbitrator in such arbitration as well as reasonable attorneys’ fees and expenses incurred by Ms. Sullivan and Dr. Goldenberg in connection with any such arbitration, up to a maximum amount of $650,000 combined. As of June 30, 2017 no expenses have been incurred regarding such arbitration.

b. Operating Lease

Immunomedics is obligated under an operating lease for facilities used for research and development, manufacturing and office space, expiring in October 2031 at a base annual rate of $1.0 million, which is fixed through October 2021 and increases thereafter every five years. Rental expense related to this lease was approximately $0.9 million, $0.8 million and $0.8 million for fiscal years 2017, 2016, and 2015, respectively.

The minimum lease commitments for the non-cancelable term of the facility lease described above are as follows for fiscal years (in thousands):

2018	$974
2019	$974
2020	$974
2021	$974
2022	$1,020
Thereafter	$9,742

c. Change of Control Agreements

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

d. Legal Matters

Patent litigation:

Immunomedics filed a first amended complaint on October 22, 2015, a second amended complaint on January 14, 2016, and a third amended complaint on October 12, 2016, in the United States District Court for the District of New Jersey, against Roger Williams Medical Center (“RWMC”), Richard P. Junghans, M.D., Ph.D., and Steven C. Katz, M.D. The third amended complaint alleges that RWMC and Dr. Junghans breached a Material Transfer Agreement (“MTA”) through which it provided to them a monoclonal antibody known as MN-14 and related materials. Defendants are alleged to have breached the MTA and to have been negligent by, among other things, using the materials beyond the agreed-upon Research Project, sharing confidential information, failing to provide Immunomedics with a right of first refusal, failing to notify Immunomedics of intended publications prior to publishing, and refusing to return the materials upon request. Immunomedics also asserts the following claims against some of these defendants: conversion, tortious interference, unjust enrichment, and infringement of three patents owned by Immunomedics. Defendants Junghans, Katz, and RWMC subsequently moved to dismiss for failure to state a claim on November 14, 2016, but this motion was denied on January 4, 2017. The third amended complaint also added parties named Sorrento, TNK, BDL, and CARgenix. On December 2, 2016, Sorrento, TNK, BDL, and CARgenix moved to dismiss for lack of personal jurisdiction over them in New Jersey.  The court granted this motion on January 25, 2017.  On January 20, 2017, the court held a Markman hearing to construe the claims in the patents in suit.  On February 28, 2017, the court issued an opinion and order finding, inter alia, that the term “effective amount” in the patents in suit is not indefinite and should be given its plain and order meaning, as proposed by Immunomedics, of “an amount capable of producing the claim result.” All other terms in the patents were given their plain and ordinary meaning. On May 11, 2017, the Court ordered the parties to mediation with former New Jersey District Court Judge Garrett Brown, and stayed the case for 90 days. A mediation took place on June 28, 2017. The mediation was unsuccessful; and the stay of discovery will be lifted on August 9.

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

Stockholder Derivative Action in the Superior Court of New Jersey

On October 3, 2016, plaintiff commenced an action captioned Rosenfeld v. Goldenberg, et al., No. L-2200-16, alleging the same underlying facts and circumstances as in the pending federal securities class action, the Fergus matter.  Specifically, this action concerns the Company’s statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 ASCO conference in Chicago, Illinois.  The complaint alleges that these statements were false and misleading in light of the June 2, 2016 reports that ASCO had cancelled the presentation because it contained previously reported information.  The complaint further alleges that these statements resulted in artificially inflated prices for our common stock, and that certain directors and officers of the Company breached their fiduciary duties to the Company.   In addition to monetary damages, the complaint seeks to require the Company to reform its corporate governance and internal procedures.  Service was effectuated on all defendants on April 7, 2017. The defendants filed a motion to dismiss the complaint on June 19, 2017.

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

Stockholder Claim in the Court of Chancery of the State of Delaware

On February 13, 2017, venBio commenced an action captioned venBio Select Advisor LLC v. Goldenberg, et al., C.A. No. 2017-0108-VCL (Del. Ch.) (the “venBio Action”), alleging that members of the Company’s Board breached their fiduciary duties when the Board (i) rescheduled the Company’s 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”) from December 14, 2016 to February 16, 2017, and then again to March 3, 2017, and (ii) agreed to the proposed Licensing Transaction with Seattle Genetics. venBio also named Seattle Genetics as a defendant and sought an injunction preventing the Company from closing the licensing transaction with Seattle Genetics.  On March 6, 2017, venBio amended its complaint, adding further allegations, including that members of the Company’s Board breached their fiduciary duties when the Board amended the Company’s Amended and Restated By-laws (the “By-Laws”) to call for a plurality voting regime for the election of directors instead of majority voting, and providing for mandatory advancement of attorneys’ fees and costs for the Company’s directors and officers.  The Court of Chancery entered a temporary restraining order on March 9, 2017, enjoining the closing of the Licensing Transaction.  venBio amended its complaint a second time on April 19, 2017, this time adding as an additional defendant the Company’s financial advisor on the Licensing Transaction, Greenhill.

On May 4, 2017, the Company entered into the Termination Agreement with Seattle Genetics, pursuant to which the Company and Seattle Genetics agreed to relinquish their respective rights under the Licensing Agreement and amend the term of the SGEN Warrant, and in connection therewith, the Company and venBio agreed to fully settle, resolve and release Seattle Genetics, and Seattle Genetics agreed to fully settle, resolve and release the Company and venBio, from all disputes, claims and liabilities arising from the Licensing Agreement and the transactions contemplated thereby, subject to the terms of the Termination Agreement and the related settlement agreement. The Termination Agreement will be effective thirty days following the entry on July 25, 2017 of a final judgment of the Court of Chancery approving the dismissal of Seattle Genetics from the venBio Action.

On May 3, 2017, venBio and the Company and individual defendants Goldenberg, Sullivan and Markison (collectively, the “Individual Defendants”) entered into a binding Term Sheet, which is to be reduced to a definitive  settlement agreement (“Settlement Agreement”), pursuant to which, among other things, venBio and the Company will release the Individual Defendants from all certain claims described below and will submit the remaining claims against the non-settling defendants (including non-settling defendants and former directors Robert Forrester, Jason Aryeh, Geoff Cox and Bob Oliver, but excluding those claims with respect to Seattle Genetics, which the parties have agreed to settle pursuant to the Termination Agreement as described above) to non-binding mediation.  Once the Parties execute the Settlement Agreement, it will be submitted to the Court of Chancery for approval.

On June 8, 2017, venBio, the Company and Greenhill entered into a binding term sheet (the “GHL Term Sheet”), which is to be reduced to a definitive  settlement agreement (“GHL Settlement Agreement”), pursuant to which, among other things, venBio and the Company will release Greenhill from “all direct and derivative claims that have been or could be asserted by or on behalf of venBio, the Company, or the directors, officers, employees, affiliates and related persons of venBio or the Company, whether known or unknown, against Greenhill and Greenhill’s affiliates and related persons in connection with the claims alleged in the venBio Action, the 225 Action, the Federal Action, the Licensing Transaction, the Financing, the Company’s 2017 annual stockholder meeting, Greenhill’s 9/23/2016 and 12/14/2016 engagement letters with the Company (the “Engagement Letters”) (including any claims related to or arising in any manner out of any activities performed or services furnished pursuant to the Engagement Letters, the transactions contemplated thereby or Greenhill’s role in connection therewith), and this settlement.”  Greenhill similarly agreed to release “all direct and derivative claims that have been or could be asserted by or on behalf of Greenhill, or the directors, officers, employees, affiliates and related persons of Greenhill, whether known or unknown, against venBio or the Company and their current and former directors, officers, members, employees, affiliates and related persons in connection with the claims alleged in the venBio Action, the 225 Action, the Federal Action, the Licensing Transaction, the Financing, the Company’s 2017 annual stockholder meeting, the Engagement Letters, and this settlement.”  Greenhill, the Company and venBio also agreed that the Engagement Letters would be terminated and that Greenhill would forgo and not seek any and all fees, expense, reimbursement or indemnification from the Company, except that, upon final Court approval of the GHL Settlement Agreement, the Company shall reimburse Greenhill up to $200,000 for reasonable and documented expenses that Greenhill incurred in connection  with services provided under the Engagement Letters.  Greenhill also consented to the settlement reflected in the Term Sheet and Greenhill, the

Company and venBio agreed that Greenhill need not participate in the non-binding mediation contemplated by the Term Sheet.

Lawsuit Against venBio Select Advisor LLC in the U.S. District Court (Delaware) (the “District Court”)

On February 17, 2017, the Company commenced an action captioned Immunomedics, Inc. v. venBio Select Advisor LLC, No. 17-176-LPS (D. Del.) (the “Federal Action”), seeking for the District Court to invalidate the proxies solicited by venBio in furtherance of its contest for the election of directors of the Company.  The Company named as defendants venBio and its then-nominees, Behzad Aghazadeh, Scott Canute, Peter Barton Hutt, and Khalid Islam.  The Company alleged that venBio had conducted its proxy contest and solicited proxies in violation the federal securities laws and regulations, namely by failing timely file a Schedule 13D form indicating venBio’s intent to effectuate change at the Company, publishing early voting results of the Company’s annual election of directors, publishing improper statements about the then-incumbent Board, forming a “group” of like-minded stockholders without publicly disclosing the group, and soliciting proxies without disclosing the solicitations to the SEC.  On February 21, 2017, the Company sought an injunction preventing, among other things, the venBio nominees from benefiting from allegedly illegal shadow proxy contest, including, but not limited to, by asserting any claimed right to take office as a member of the Board until venBio made corrective disclosures and the stockholders were permitted time to consider them.  On March 2, 2017, the District Court denied the Company the requested relief.  On April 6, 2017, the District Court entered a stipulation and order pursuant to which the Company’s claims were voluntarily dismissed without prejudice.  On April 17, 2017, Dr. Goldenberg, the Company’s Chief Scientific Officer and Chief Patent Officer and director, notified the District Court that he may maintain the claims initially brought by the Company. On May 3, 2017, Goldenberg and venBio entered into a binding Term Sheet which is to be reduced to a difinitive Settlement Agreement, pursuant to which, among other things, the Parties have agreed to submit to the District Court a stipulation and proposed order dismissing all claims in the Federal Action with prejudice, including those against the individual defendants (the then-venBio nominees).  The Settlement Agreement will also include a mutual release of claims that were or could have been asserted in the Federal Action.

Lawsuit Challenging the Results of the 2016 Election of Directors

On March 3, 2017, six of the seven then-incumbent members of the Company’s Board commenced an action captioned Goldenberg, et al. vs Aghazadeh, et al., C.A. No. 2017-0163-VCL (Del. Ch.) (the “225 Action”), challenging the results of the election of directors at the 2016 Annual Meeting that took place on March 3, 2017, in which all four of venBio’s nominees won seats on the Company’s Board.  The director-plaintiffs named as defendants venBio and its then-nominees, Behzad Aghazadeh, Scott Canute, Peter Barton Hutt, and Khalid Islam.  The incumbent directors alleged the same underlying facts as the Company alleged in its lawsuit against venBio in federal court.  On March 13, 2017, the Court of Chancery entered an order (the “Status Quo Order”) seating all four venBio nominees (with the three incumbent directors who secured a plurity of votes, (the “Status Quo Board”) and limiting the Company’s Board to actions within the “ordinary course of business,” unless either waived by the parties on a case-by-case basis or ordered by the Court of Chancery.  On March 24, 2017, the defendants, venBio and its four nominees, moved to dismiss the action.  The plaintiffs in the action have opposed this motion to dismiss, which remains pending.  On April 7, 2017, the three incumbent director plaintiffs not seated on the Status Quo Board voluntarily withdrew their claims, leaving Goldenberg, Sullivan and Markison as plaintiffs.  On April 20, 2017, the parties agreed to permit the Status Quo Board to explore a potential financing plan for the Company and negotiate a termination of the Licensing Transaction. On May 3, 2017, the Parties entered into the Term Sheet, pursuant to which, among other things, the Parties agreed to submit to the Court of Chancery a stipulation and proposed order lifting the Status Quo Order.  On May 4, 2017, the Parties submitted that stipulation, which confirmed that the Status Quo Board is the lawful Board of the Company, provided that if the 225 Action is not dismissed, the Parties shall be restored to their positions in the 225 Action as of immediately prior to the execution of the Term Sheet.  Once the Settlement Agreement is executed, the Parties will submit to the Court of Chancery another stipulation and proposed order dismissing the 225 Action with prejudice, including those against the individual defendants (the then-venBio nominees).  The Settlement Agreement will also include a mutual release of all claims that were or could have been asserted in the 225 Action.

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

Resolution of Litigation

Pursuant to the Term Sheet, the Parties submitted a stipulation and proposed order to the Court of Chancery lifting the Status Quo Order seating all four venBio nominees (with the three incumbent directors who also won election (based on the plurality vote standard), the “Status Quo Board”) and confirming that the Status Quo Board is the lawful Board of the Company (provided however, if the 225 Action is not dismissed, the Parties will be restored to their positions in the 225 Action as of immediately prior to the execution of the Term Sheet). The Court of Chancery entered the proposed order on the afternoon of May 4, 2017. Pursuant to the Term Sheet, the Parties also agreed to submit a stipulation and proposed order to the Court of Chancery staying the venBio Action (as described below) and removing the trial dates from the calendar of the Court of Chancery.

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

The Parties have agreed, immediately upon execution of the Settlement Agreement, to submit stipulations and proposed orders dismissing with prejudice both the 225 Action and the Federal Action. The Settlement Agreement will include (i) a mutual release of all claims that were or could have been asserted in the Federal Action or in the 225 Action and (ii) a release of all direct and derivative claims that have been or could be asserted by or on behalf of (a) venBio or the Company, whether known or unknown, against Goldenberg, Sullivan and Markison and their affiliates and related persons, and (b) Goldenberg, Sullivan or Markison, whether known or unknown, against venBio or the Company and their affiliates and related persons, in both cases in connection with the claims alleged in the venBio Action, the Financing, the settlement of the venBio Action, the Licensing Transaction and the Termination Agreement. The settlement of claims against Goldenberg, Sullivan and Markison in the venBio Action will be subject to approval of the Court of Chancery. venBio and the Company have agreed to stay the venBio Action and submit the claims asserted against the remaining individual defendants (former directors Robert Forrester, Jason Aryeh, Geoff Cox and Bob Oliver) to non-binding mediation. As part of the Termination Agreement, which is subject to the approval of the Court of Chancery, venBio will release SGEN from any claims in the venBio Action.

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

Sullivan Resignation

The Amended Sullivan Agreement was terminated effective July 1, 2017.

Upon execution of the contemplated Settlement Agreement, Ms. Sullivan has agreed to resign from director of the Company and any of its affiliates, effective as of the date of the Settlement Agreement. The Settlement Agreement will provide that Ms. Sullivan will abide by all post-termination covenants and obligations contemplated by the Amended Sullivan Agreement. In exchange for a release of claims as required by the Amended Sullivan Agreement and subject to compliance with the terms of the Settlement Agreement, Sullivan will be entitled to (i) termination payments in accordance with the Amended Sullivan Agreement for a termination without Good Cause after a Change in Control, (ii) accelerated vesting or extension of the exercise period for equity awards already earned, pursuant to the Amended Sullivan Agreement, and (iii) COBRA payments. The Company and Sullivan disagree over the precise amounts owed to Sullivan under the Sullivan Agreement. The foregoing cash payments accumulate to approximately $3.1 million with additional amounts in dispute).

Goldenberg Resignation

Upon execution of the Settlement Agreement, Dr. Goldenberg will remain a director of the Company, but has agreed to resign from all officer and other positions of the Company and all director, officer and other positions at any of the Company’s affiliates (other than Dr. Goldenberg’s position as a member of the board of directors of IBC Pharmaceuticals, the Company’s majority owned U.S. subsidiary), effective as of the date of the Settlement Agreement. The Settlement Agreement will provide that Dr. Goldenberg will abide by all post-termination covenants and obligations contemplated by the Amended and Restated Goldenberg Agreement. In exchange for a release of claims as required by the Amended and Restated Goldenberg Agreement and subject to compliance with the terms of the Settlement Agreement, Dr. Goldenberg will be entitled to (i) termination payments in accordance with the Amended and Restated Goldenberg Agreement for a termination without Good Cause after a Change in Control, (ii) accelerated vesting or extension of exercise period for equity awards already earned, pursuant to the Amended and Restated Goldenberg Agreement, (iii) COBRA payments, (iv) royalties and payments in accordance with existing agreements. The Company and Goldenberg disagree over the precise amount owed to Goldenberg under the Amended and Restated Goldenberg Agreement. The foregoing cash payments accumulate to approximately $2.4 million (with additional amounts in dispute). The Company and Goldenberg also dispute the vesting of 1,500,000 Restricted Stock Units granted to Dr. Goldenberg under the terms of the Amended and Restated Goldenberg Agreement.

Arbitration of Disputed Matters

The Parties have agreed to arbitrate disputes relating to Dr. Goldenberg’s claimed entitlement to certain severance payments, and Dr. Goldenberg’s and Ms. Sullivan’s claimed rights to certain bonus and equity payments, to the extent the Parties cannot reach agreement on such issues before execution of the Settlement Agreement. The Company has agreed to pay in full the arbitrator in such arbitration as well as reasonable attorneys’ fees and expenses incurred by Dr. Goldenberg and/or Ms. Sullivan in connection with any such arbitration, up to a maximum amount of $650,000. As of June 30, 2017 no expenses have been incurred regarding such arbitration.

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

Directors and Officers Liability Insurance

The Company has filed claims with its insurance providers for various expenses incurred through June 30, 2017 for proxy defense-related expenses and reimbursement amounts payable to venBio for fees and expenses incurred by venBio in connection with the proxy contest between venBio and the Company.

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

16.     Geographic Segments

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the years ended (in thousands):

	As of and for the year ended
	June 30, 2017
	United
	States	Europe	Total
Total assets	$161,484	$1,089	$162,573
Property and equipment, net	5,166	79	5,245
Revenues	648	2,443	3,091
(Loss) income before taxes	(153,348)	103	(153,245)

	As of and for the year ended
	June 30, 2016
	United
	States	Europe	Total
Total assets	$55,451	$1,499	$56,950
Property and equipment, net	3,895	74	3,969
Revenues	972	2,261	3,233
Loss before taxes	(63,688)	(502)	(64,190)

	As of and for the year ended
	June 30, 2015
	United
	States	Europe	Total
Total assets	$104,168	$1,612	$105,780
Property and equipment, net	2,234	8	2,242
Revenues	3,054	2,599	5,653
(Loss) income before taxes	(48,192)	126	(48,066)

17.     Defined Contribution Plans

U.S. employees are eligible to participate in the Company’s 401(k) plan, while employees in international locations are eligible to participate in other defined contribution plans. Aggregate Company contributions to its benefit plans totaled approximately $104 thousand, $99 thousand and $99 thousand for the years ended June 30, 2017, 2016 and 2015, respectively.

18.     Quarterly Results of Operations (Unaudited)

The following table present summarized unaudited quarterly financial data:

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2017	2017	2016	2016
	(In thousands, except for per share amounts)
Consolidated Statements of Comprehensive Loss Data:
Revenues	$642	$1,323	$384	$742
Net loss attributable to Immunomedics, Inc. stockholders	(53,255)	(59,306)	(24,447)	(16,198)
Loss per common share attributable to Immunomedics Inc. stockholders – (basic and diluted)	$(0.48)	$(0.56)	$(0.25)	$(0.18)
Weighted average shares used to calculate loss per common share – (basic and diluted)	109,891	107,840	104,657	95,884

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2016	2016	2015	2015
	(In thousands, except for per share amounts)
Consolidated Statements of Comprehensive Loss Data:
Revenues	$932	$899	$671	$731
Net loss attributable to Immunomedics, Inc. stockholders	(15,901)	(13,996)	(13,746)	(15,394)
Loss per common share attributable to Immunomedics Inc. stockholders – (basic and diluted)	$(0.16)	$(0.15)	$(0.15)	$(0.16)
Weighted average shares used to calculate loss per common share – (basic and diluted)	94,770	94,748	94,665	94,596

Immunomedics, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Reserves

For the Fiscal Years Ended June 30, 2017, 2016 and 2015

(in thousands)

Allowance for Doubtful Accounts

	Balance at				Balance at
	Beginning of	Changes to	Credits to	Other	End of
Year ended:	Year	Reserve	Expense	Charges	Year

June 30, 2015	$(89)	$35	$—	$—	$(54)
June 30, 2016	$(54)	$(21)	$—	$—	$(75)
June 30, 2017	$(75)	$66	$—	$—	$(9)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures:

Disclosure Controls and Procedures:  We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules promulgated by the SEC. Our Principal Executive Officer and Chief Financial Officer is responsible for establishing and maintaining these disclosure controls and procedures and as required by the rules of the SEC, to evaluate their effectiveness. Based on his evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our Principal Executive Officer and Chief Financial Officer believes that these procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment and those criteria, our management has concluded we maintained effective internal control over financial reporting as of June 30, 2017.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Immunomedics, Inc.:

We have audited Immunomedics, Inc.’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Immunomedics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Immunomedics, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Immunomedics, Inc. and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended June 30, 2017, and our report dated August 16, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
August 16, 2017

Item 9B.  Other Information

None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

Information required by this item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Nominees for Directors,” “Executive Officers,” “Director Experience, Qualifications, Attributes and Skills,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Business Ethics and Compliance,” and “Committees of the Board,” contained in our definitive proxy statement for our 2017 annual meeting of stockholders scheduled to be held on December 13, 2017, which we intend to file within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 11.Executive Compensation

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan Based Awards in Fiscal Year 2017,” “Outstanding Equity Awards at Fiscal Year-End 2017 Table,” “Fiscal Year 2017 Option Exercises and Stock Vested Table,” “Employment Contracts, Termination of Employment and Change in Control Agreements” contained in our definitive proxy statement for our 2017 annual meeting of stockholders scheduled to be held on December 13, 2017, which we intend to file within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of June 30, 2017.

Number of securities to be
	issued upon vesting of	Weighted-average	Number of securities
	restricted shares and	exercise price of	remaining available for
	exercise of outstanding	outstanding options	future issuance under
Plan Category	options and rights	and rights	equity compensation plans
Equity compensation plans approved by security holders(1)	4,724,569	$3.45	9,540,417
Equity compensation plans not approved by security holders	—	—	—
Total	4,724,569	$3.45	9,540,417

(1)	Refers to Immunomedics, Inc. 2014 Long-Term Incentive Plan.

Other information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Equity Compensation Plans,”  “Ownership of Our Common Stock,” “Compensation for Executive Officers” and “Director Compensation,” contained in our definitive proxy statement for our 2017 annual meeting of stockholders scheduled to be held on December 13, 2017, which we intend to file within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Transactions,” “Our Corporate Governance,” “Compensation for Executive Officers,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” contained in our definitive proxy statement for our 2017 annual meeting of stockholders scheduled to be held on December 13, 2017, which we intend to file within 120 days of the end of the fiscal year covered by this Annual Report on From 10-K.

Item 14.Principal Accounting Fees and Services.

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Independent Registered Public Accounting Firm” contained in our definitive proxy statement for our 2017 annual meeting of stockholders scheduled to be held on December 13, 2017, which we intend to file within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report:
1.	Consolidated Financial Statements:

Consolidated Balance Sheets – June 30, 2017 and 2016

Consolidated Statements of Comprehensive Loss for the years ended June 30, 2017, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended June 30, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended June 30, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm – KPMG LLP

2.	Financial Statement Schedule:
Schedule II – Valuation and Qualifying Reserves

3.	List of Exhibits

Exhibit No.	Description
3.(i).1	Amended and Restated Certificate of Incorporation, incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 29, 2017.
3.(i).2

Form of Certificate of Designation of Series A-1 Convertible Preferred Stock, incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 5, 2017.

3.(iii).1	Second Amended and Restated By-Laws of the Company, incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K as filed with the Commission on August 27, 2007.
3.(iii).2

Amendment to Second Amended and Restated By-Laws of Immunomedics, Inc., incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 28, 2016.

3.(iii).3

Second Amendment to Second Amended and Restated By-Laws of Immunomedics, Inc., incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on February 16, 2017.

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
4.3

Warrant Agreement, dated as of October 11, 2016, between the Company and Broadridge Financial Solutions, Inc., as warrant agent , incorporated by reference to exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Commission on October 12, 2016.

4.4

Warrant Agreement, dated as of February 16, 2017, between the Company and Broadridge Financial Solutions, Inc., as warrant agent, incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on February 16, 2017.

4.5

Registration Rights Agreement, dated as of February 10, 2017, between the Company and Seattle Genetics, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, as filed with the Commission on July 31, 2017 (Commission File No. 333-219594).

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

10.5

Contract for Services effective as of January 1, 2002 between the Company and Logosys Logistik GmbH, incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

10.6

Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992, incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 (Commission File No. 33-44750), effective January 30, 1992.

10.7

First Addendum, dated May 5, 1993, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992, incorporated by reference from Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.8

Second Addendum, dated March 29, 1995, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992, incorporated by reference from Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.9

Letter Amendment, dated October 5, 1998, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992, incorporated by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.10

Fourth Amendment Expansion/Extension Agreement dated August 15, 2001, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992, incorporated by reference from Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.11

Fifth Amendment Expansion Agreement dated June 18, 2009 of the Lease with WU/LH 300 American L.L.C. a successor-in-interest to Baker Properties Limited Partnership, incorporated by reference from Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

10.12

Sixth Amendment Extension Agreement dated February 11, 2011 of the Lease with WU/LH 300 American L.L.C. a successor-in-interest to Baker Properties Limited Partnership, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

10.13#

Immunomedics, Inc. 2006 Stock Incentive Plan, incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Commission File Number 333-143420), as filed with the Commission on May 31, 2007.

10.14#

Amendment 2007-1 to the Immunomedics, Inc. 2006 Stock Incentive Plan, incorporated by reference from Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Commission File Number 333-143420), as filed with the Commission on May 31, 2007.

10.15#

Form of Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.16#

Form of Change of Control Addendum to the Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.17#

Form of Notice of Grant of Stock Option under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.18#

Form of RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.19#

Form of Change of Control Addendum to RSU Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.20#

Form of Initial Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.21#

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

10.23#

Form of Performance-Based Restricted Stock Unit Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K, as filed with the Commission on August 22, 2013.

10.24#

Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Commission File Number 333-201470), as filed with the Commission on January 13, 2015.

10.25#

Forms of Incentive Stock Option Notice and Incentive Stock Option Agreement under the Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Commission File Number 333-201470),  as filed with the Commission on January 13, 2015.

10.26#

Forms of Nonqualified Stock Option Notice and Nonqualified Stock Option Agreement under the Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.3 to the Company’s Registration Statement on Form S-8 as filed with the Commission on January 13, 2015.

10.27#

Forms of Restricted Stock Units Notice and Restricted Stock Units Agreement (for Officers/Employees) under the Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on January 13, 2015.

10.28#

Forms of Restricted Stock Units Notice and Restricted Stock Units Agreement (for Directors) under the Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.5 to the Company’s Registration Statement on Form S-8 as filed with the Commission on January 13, 2015.

10.29#

Amended and Restated Employment Agreement, entered into on July 14, 2015 and effective as of July 1, 2015, between the Company and Dr. David M. Goldenberg, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 16, 2015.

10.30#

Restricted Stock Units Notice, entered into on July 14, 2015, between the Company and Dr. David M. Goldenberg., incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 16, 2015.

10.31#

Amendment No. 1 to Amended and Restated Employment Agreement, effective as of November 30, 2015, between the Company and Dr. David M. Goldenberg, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015.

10.32#

Fifth Amended and Restated Employment Agreement, dated July 1, 2011, between the Company and Cynthia L. Sullivan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 25, 2014.

10.33†

Development and License Agreement, dated as of February 10, 2017, by and between the Company and Seattle Genetics, Inc., incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017.

10.34

Stock Purchase Agreement, dated as of February 10, 2017, by and between the Company and Seattle Genetics, Inc., incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017.

10.35

Form of Indemnification Agreement by and between the Company and each of its directors, executive officers, and certain of its former directors and executive officers, incorporated by reference to exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Commission on February 16, 2017.

10.36

Securities Purchase Agreement between the Company and the Purchasers, dated as of May 4, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-3, as filed with the Commission on July 31, 2017 (Commission File No. 333-219594).

10.37* †	Termination Agreement, dated May 4, 2017, between the Company and Seattle Genetics, Inc.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm – KPMG LLP.
31.1*	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following financial information from the Annual report on Form 10-K for the fiscal year ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Loss; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

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

IMMUNOMEDICS, INC.

Date: August 16, 2017	By:	/s/ MICHAEL R. GARONE
Michael R. Garone
Principal Executive Officer, Vice President Finance, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Dr. BEHZAD AGHAZADEH	Chairman of the Board, Director	August 16, 2017
Dr. Behzad Aghazadeh

/s/Dr. KHALID ISLAM	Director	August 16, 2017
Dr. Khalid Islam

/s/SCOTT CANUTE	Director	August 16, 2017
Scott Canute

/s/PETER BARTON HUTT	Director	August 16, 2017
Peter Barton Hutt

/s/BRIAN A. MARKISON	Director	August 16, 2017
Brian A. Markison

Director
David M. Goldenberg

Director
Cynthia L. Sullivan

/s/MICHAEL R. GARONE	Principal Executive Officer, Vice President, Finance and Chief Financial	August 16, 2017
Michael R. Garone	Officer (Principal Financial and
Accounting Officer)

EXHIBIT LIST

Exhibit No.	Description
3(i).1	Amended and Restated Certificate of Incorporation, incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 29, 2017.
3(i).2

Form of Certificate of Designation of Series A-1 Convertible Preferred Stock, incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 5, 2017.

3(ii).1	Second Amended and Restated By-Laws of the Company, incorporated by reference from the Exhibits to the Company’s Current Report on Form 8-K as filed with the Commission on August 27, 2007.
3(ii).2

Amendment to Second Amended and Restated By-Laws of Immunomedics, Inc., incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 28, 2016.

3(ii).3

Second Amendment to Second Amended and Restated By-Laws of Immunomedics, Inc., incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on February 16, 2017.

4.1

Indenture, dated as of February 11, 2015, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on February 12, 2015.

4.2	Form of 4.75% Convertible Senior Note due 2020 incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on February 12, 2015.
4.3

Warrant Agreement, dated as of October 11, 2016, between the Company and Broadridge Financial Solutions, Inc., as warrant agent , incorporated by reference to exhibit 4.1 to the Company’s current report on Form 8-K, as filed with the Commission on October 12, 2016.

4.4

Warrant Agreement, dated as of February 16, 2017, between the Company and Broadridge Financial Solutions, Inc., as warrant agent, incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on February 16, 2017.

4.5

Registration Rights Agreement, dated as of February 10, 2017, between the Company and Seattle Genetics, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, as filed with the Commission on July 31, 2017 (Commission File No. 333-219594).

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

10.5

Contract for Services effective as of January 1, 2002 between the Company and Logosys Logistik GmbH, incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

10.6

Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992, incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 (Commission File No. 33-44750), effective January 30, 1992.

10.7

First Addendum, dated May 5, 1993, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992, incorporated by reference from Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.8

Second Addendum, dated March 29, 1995, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992, incorporated by reference from Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.9

Letter Amendment, dated October 5, 1998, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992, incorporated by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.10

Fourth Amendment Expansion/Extension Agreement dated August 15, 2001, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992, incorporated by reference from Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.11

Fifth Amendment Expansion Agreement dated June 18, 2009 of the Lease with WU/LH 300 American L.L.C. a successor-in-interest to Baker Properties Limited Partnership, incorporated by reference from Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

10.12

Sixth Amendment Extension Agreement dated February 11, 2011 of the Lease with WU/LH 300 American L.L.C. a successor-in-interest to Baker Properties Limited Partnership, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

10.13#

Immunomedics, Inc. 2006 Stock Incentive Plan, incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Commission File Number 333-143420), as filed with the Commission on May 31, 2007.

10.14#

Amendment 2007-1 to the Immunomedics, Inc. 2006 Stock Incentive Plan, incorporated by reference from Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Commission File Number 333-143420), as filed with the Commission on May 31, 2007.

10.15#

Form of Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.16#

Form of Change of Control Addendum to the Stock Option Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.17#

Form of Notice of Grant of Stock Option under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.18#

Form of RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.19#

Form of Change of Control Addendum to RSU Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.20#

Form of Initial Director RSU Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.21#

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

10.23#

Form of Performance-Based Restricted Stock Unit Issuance Agreement under the Immunomedics, Inc. 2006 Stock Incentive Plan, as amended, incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K, as filed with the Commission on August 22, 2013.

10.24#

Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Commission File Number 333-201470), as filed with the Commission on January 13, 2015.

10.25#

Forms of Incentive Stock Option Notice and Incentive Stock Option Agreement under the Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.2 to the Company’s Registration Statement on Form S-8, (Commission File Number 333-201470), as filed with the Commission on January 13, 2015.

10.26#

Forms of Nonqualified Stock Option Notice and Nonqualified Stock Option Agreement under the Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.3 to the Company’s Registration Statement on Form S-8, as filed with the Commission on January 13, 2015.

10.27#

Forms of Restricted Stock Units Notice and Restricted Stock Units Agreement (for Officers/Employees) under the Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.4 to the Company’s Registration Statement on Form S-8, as filed with the Commission on January 13, 2015.

10.28#

Forms of Restricted Stock Units Notice and Restricted Stock Units Agreement (for Directors) under the Immunomedics, Inc. 2014 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.5 to the Company’s Registration Statement on Form S-8, as filed with the Commission on January 13, 2015.

10.29#

Amended and Restated Employment Agreement, entered into on July 14, 2015 and effective as of July 1, 2015, between the Company and Dr. David M. Goldenberg, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 16, 2015.

10.30#

Restricted Stock Units Notice, entered into on July 14, 2015, between the Company and Dr. David M. Goldenberg., incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 16, 2015.

10.31#

Amendment No. 1 to Amended and Restated Employment Agreement, effective as of November 30, 2015, between the Company and Dr. David M. Goldenberg, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015.

10.32#

Fifth Amended and Restated Employment Agreement, effective as of July 1, 2014, between the Company and Cynthia L. Sullivan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 25, 2014.

10.33†

Development and License Agreement, dated as of February 10, 2017, by and between the Company and Seattle Genetics, Inc., incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017.

10.34

Stock Purchase Agreement, dated as of February 10, 2017, by and between the Company and Seattle Genetics, Inc., incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017.

10.35

Form of Indemnification Agreement by and between the Company and each of its directors, executive officers, and certain of its former directors and executive officers, incorporated by reference to exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Commission on February 16, 2017.

10.36

Securities Purchase Agreement between the Company and the Purchasers, dated as of May 4, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-3, as filed with the Commission on July 31, 2017 (Commission File No. 333-219594).

10.37* †	Termination Agreement, dated May 4, 2017, between the Company and Seattle Genetics, Inc.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm – KPMG LLP.
31.1*	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from the Annual report on Form 10-K for the fiscal year ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Loss; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*        Filed herewith.

#        Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(a)(3) of Form 10-K.

†        Confidential treatment has been granted for certain portions of this exhibit.

(Exhibits available upon request)