Form 10-Q/A
period 2017-03-31
IMMUNOMEDICS INC
filed 2017-09-15
CIK 722830

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

Non-accelerated filer ☐  Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registration has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of May 8, 2017 was 109,604,145.

Explanatory Note

Immunomedics, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “Commission”) on May 10, 2017, as an exhibit-only filing in response to comments received from the Commission regarding a request for confidential treatment of certain portions of Exhibit 10.1 originally filed with the Form 10-Q. This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed solely to re-file Exhibit 10.1. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, this Amendment does not reflect events occurring after the filing of the Form 10-Q and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Development and License Agreement, dated as of February 10, 2017, by and between the Company and Seattle Genetics, Inc.*±

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.

± Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 15, 2017	By:	/s/ Michael R. Garone
Michael R. Garone
Vice President, Finance and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)