Form 10-Q/A
period 2017-03-31
IMMUNOMEDICS INC
filed 2017-09-18
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Explanatory Note

Immunomedics, Inc. (the “Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “Commission”) on May 10, 2017, as an exhibit-only filing in response to comments received from the Commission regarding a request for confidential treatment of certain portions of Exhibit 10.1 originally filed with the Form 10-Q and subsequently re-filed as an exhibit to Amendment No. 1 to the Form 10-Q. This Amendment No. 2 to Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed solely to re-file Exhibit 10.1. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

September 18, 2017	By:	/s/ Michael R. Garone
Michael R. Garone
Vice President, Finance and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)