Form 10-K/A
period 2017-06-30
IMMUNOMEDICS INC
filed 2017-09-18
CIK 722830

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of December 31, 2016 was $388,989,000. The number of shares of the registrant’s common stock outstanding as of August 31, 2017 was 134,485,188.

Documents Incorporated by Reference:

None.

In this Form 10-K/A, we use the words “Immunomedics, Inc.” to refer to Immunomedics, Inc., a Delaware corporation, and we use the words “Company,” “Immunomedics,” “Immunomedics, Inc.,” “we,” “us” and “our” to refer to Immunomedics, Inc. and its subsidiaries.

EXPLANATORY NOTE

In its Annual Report on Form 10-K for the year ended June 30, 2017, filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2017 (the “Original Filing”), Immunomedics, Inc. provided certain information required by Items 10 through 14 of Part III of the Original Filing by incorporating by reference portions of the definitive proxy statement for the Company’s 2017 Annual Meeting of Stockholders, pursuant to General Instruction G of Form 10-K. The Company is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to timely provide such Part III information and to amend the section of the cover page captioned “Documents Incorporated by Reference” to read “None”. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), the cover page, Part III and Part IV of the Original Filing have been amended and restated in their entirety.

This Amendment No. 1 also amends the Original Filing to re-file Exhibit 10.1 in response to comments received by the SEC regarding a request for confidential treatment of certain portions of such exhibit, which was originally filed as an exhibit to the Original Filing.

Except as otherwise noted, information included in this Amendment No. 1 is stated as of June 30, 2017 and does not reflect any subsequent information or events.

As required by Rule 12b-15, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.

PART III

Item 10.     Directors, Executive Officers, and Corporate Governance

Dr. Behzad Aghazadeh

Principal occupation: Managing Partner and Portfolio Manager, venBio Select Advisor, LLC, a SEC registered investment manager, since 2011. Chairman of the Board of Directors, Immunomedics, Inc., since April 2017.

Age: 46	Prior business experience:

Director: Since March 2017	• Partner and Senior Analyst at Sio Capital Management from 2009 to 2011.

Executive Committee	• Vice President and Senior Analyst at Bernstein Value Equities from 2006 to 2009.

•                  From 2000 to 2006, Dr. Aghazadeh was in the healthcare practice of Booz Allen (now a unit of PricewaterhouseCoopers), where he led major strategic and operational initiatives for pharmaceutical and biotechnology clients.

Scott Canute	Principal occupation: Principal and Founder of Magis Consulting, LLC, since July 2012.

Age: 57	Prior business experience:

Director: Since March 2017	• President of Global Manufacturing and Corporate Operations of Genzyme from 2010 until 2011.
Executive Committee
Audit Committee Compensation Committee (Chair)	• President, Global Manufacturing Operations of Eli Lilly and Company from 2004 to 2007.
Governance and Nominating Committee Research & Development Committee

Public company directorships: Mr. Canute has served on the Boards of Directors of Akebia Therapeutics since August 2016, Proteon Therapeutics since July 2015, Flexion Therapeutics since March 2015, and Oncobiologics Inc. since October 2011. He previously served as a Technology Advisory Board Member of Moderna Therapeutics from August 2013 to January 2016. Mr. Canute also served on the Boards of Directors of Allocure, Inc. from October 2012 to October 2014 and Inspiration Biopharmaceuticals, Inc. from September 2012 to September 2013.

Dr. David M. Goldenberg	Principal occupation: Chief Scientific Officer and Chief Patent Officer, Immunomedics, Inc.

Age: 79	Prior business experience:

Director: Since 1982	• Founded Immunomedics, Inc. in 1982.

Research & Development Committee	• Served as Chairman of the Board of Directors of Immunomedics, Inc. from 1982 to 2017.

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

Peter Barton Hutt	Principal occupation: Senior Counsel of Covington & Burling, LLP, since 1975.

Age: 82	Prior business experience:

Director: Since March 2017	• Chief Counsel for the Food and Drug Administration from 1971 to 1975.

Executive Committee Compensation Committee Governance and Nominating Committee (Chair)

Public company directorships: Mr. Hutt has served on the Boards of Directors of Flex Pharma, Inc. since 2014; Suneva Medical, Inc. since 2014; Seres Therapeutics, Inc. since 2013; Moderna Therapeutics, Inc. since 2012; Selecta Biosciences, Inc. since 2010; DNIB Unwind, Inc. since 2008; Concert Pharmaceuticals, Inc. since 2007; Living Proof, Inc. since 2007; Xoma Corporation since 2005; and Q Therapeutics, Inc. since 2002. He previously served on the Boards of Directors of DBV Technologies S.A. from 2009 to 2015; NanoMedical Systems, Inc. from 2007 to 2015; Pervasis Therapeutics, Inc. from 2004 to 2012; Ista Pharmaceuticals, Inc. from 2002 to 2012; and Momenta Pharmaceuticals, Inc. from 2001 to 2014.

Dr. Khalid Islam

Principal occupation: Managing Director of Life Sciences Management GmbH, since 2014; Co-Founder and Partner of Sirius Healthcare Partners GmbH, a Swiss life sciences company, in 2009; Founder of PrevABR LLC, an American clinical-stage therapeutics company, in 2010.

Age: 61	Prior business experience:

Director: Since March 2017	• Chairman and Chief Executive Officer of Gentium S.p.A., from 2009 until 2014.

Executive Committee (Chair)	• Advisor to Kurma Biofund (Paris), a venture group.
Audit Committee (Chair)
Compensation Committee	• President and Chief Executive Officer of Arpida AG.
Governance and Nominating Committee
Research & Development Committee (Chair)

Public company directorships: Dr. Islam has served as Chairman of the Boards of Directors of Minoryx Therapeutics since 2016 and Fennec Pharma, Inc. since 2014. He is a member of the Boards of Directors of Oxthera AB since 2014 and Karolinska Development since 2015. Dr. Islam previously served as Chairman of the Boards of Directors of PCovery Aps from 2011 to 2015 and C10 Pharma A/S from 2010 to 2014, and was a member of the Board of Directors of Molmed SpA from 2014 to 2016.

Brian A. Markison	Principal occupation: Healthcare Industry Executive at Avista Capital Partners, a leading private equity firm, since September 2012.

Age: 58	Prior business experience:

Director: Since 2004	• President and Chief Executive Officer of Fougera Pharmaceuticals Inc. from July 2011 to July 2012.
Executive Committee
Audit Committee	• President and Chief Executive Officer of King Pharmaceuticals, Inc. from 2004 to 2011.

• President of the Oncology, Virology and Oncology Therapeutics Network Businesses of Bristol-Myers Squibb from 2002 until 2004.

•                  From 1998 to 2001, Mr. Markison served variously as Senior Vice President, Neuroscience/Infectious Disease; President, Neuroscience/Infectious Disease/Dermatology; and Vice President, Operational Excellence and Productivity of Bristol-Myers Squibb.

Public company directorships: Mr. Markison has served as Chairman of the Board of Directors for Lantheus Medical Imaging, Inc., a global leader in developing, manufacturing and distributing innovative diagnostic imaging agents, since 2012, and has served as Chairman of the Board of Directors of Rosetta Genomics, Ltd., a leading developer of microRNA-based molecular diagnostics, since April 2011. He has also been a member of the Board of Directors of Alere Inc., a global leader in enabling individuals to take charge of their health at home through the merger of rapid diagnostics and health information solutions, since 2013, and of PharmAthene, Inc., a biodefense company developing medical countermeasures against biological and chemical threats, since September 2011. From July 2011 to July 2012, Mr. Markison served on the Board of Directors of Fougera Pharmaceuticals, Inc., a company created from the acquisition of Nycomed A/S by Takeda Pharmaceuticals, (which was acquired by Novartis AG, effective July 23, 2012).

Cynthia L. Sullivan	Principal occupation: Former President and Chief Executive Officer, Immunomedics, Inc.

Age: 61	Prior business experience:

Director: Since 2001	• Joined Immunomedics, Inc. in 1985.

• Served as President and Chief Executive Officer of Immunomedics from March 2001 to June 2017.

• Previously served as President of Immunomedics, Inc. from December 2000 to March 2001; and as Executive Vice President and Chief Operating Officer from June 1999 to December 2000.

Director Experience, Qualifications, Attributes and Skills

We believe that the backgrounds and qualifications of our directors considered as a group, provide a broad mix of experience, knowledge and abilities that will allow the Board of Directors to fulfill its responsibilities. Our Board of Directors is composed of a diverse group of leaders in their respective fields. Many of the current directors have leadership experience at major domestic and international companies with operations inside and outside the United States, as well as experience serving on other companies’ boards, which provides an understanding of different business processes, challenges and strategies facing boards and other companies. Certain of our directors have experience as senior management of pharmaceutical and biotechnology companies which brings unique perspectives to the Board of Directors. Further, our directors also have other experience that makes them valuable members, such as prior experience with financing transactions or mergers and acquisitions that provides insight into issues faced by companies.

The following highlights the specific experiences, qualifications, attributes and skills of our individual directors that have led our Governance and Nominating Committee to conclude that these individuals should serve on our Board of Directors:

Dr. Behzad Aghazadeh, our Chairman of the Board of Directors, is a Managing Partner and Portfolio Manager of the venBio Select Fund. He brings more than 20 years of experience in the biopharmaceutical industry, including more than 10 years as an institutional investor and previously six years at Booz Allen as a general management consultant to senior executive teams in the healthcare sector.

Scott Canute, has more than 34 years of experience in the biopharmaceutical industry, having served as President, Global Manufacturing and Corporate Operations at Genzyme Corporation and previously as President of Global Manufacturing Operations at Eli Lilly and Company.

Dr. David M. Goldenberg, our founder, brings over 50 years of research and development experience in the fields of oncology and immunology. Dr. Goldenberg, a pioneer in the development of radiolabeled antibodies for various applications in the detection, diagnosis and therapy of cancer, has received numerous professional awards and recognition from scientific bodies in the United States and around the world.

Peter Barton Hutt, is a renowned expert in food and drug law and currently serves as Senior Counsel at Covington & Burling LLP. He began his law practice with the firm in 1960 and has remained at the firm with the exception of serving as Chief Counsel for the Food and Drug Administration from 1971 until 1975. He has been recognized by The Washingtonian magazine as one of Washington’s 50 best lawyers and one of the 40 best health care lawyers in the U.S. by the National Law Journal.

Dr. Khalid Islam, has over 29 years of experience in the pharmaceutical and biotechnology industry and currently serves as the Managing Director of Life Sciences Management GmbH. He also co-founded Sirius Healthcare Partners, a Swiss life sciences company, and PrevABR LLC, an American clinical-stage therapeutics company. Dr. Islam also previously served as Chairman and CEO of Gentium S.p.A., a Nasdaq-listed pharmaceutical company.

Brian A. Markison, is a Healthcare Industry Executive at Avista Capital Partners, a leading private equity firm. He brings extensive research and development, manufacturing and sales experience in the pharmaceuticals and life sciences industries, Previously, he served as President, Chief Executive Officer and a member of the Board of Directors of Fougera Pharmaceuticals Inc., and as President, Chief Executive Officer and Chairman of the Board of Director of King Pharmaceuticals, Inc. Mr. Markison also serves as the Chairman of the Board of Directors for Lantheus Medical Imaging Inc. and Rosetta Genomics, Ltd., and as a Director for Alere Inc. and PharmAthene, Inc.

Cynthia L. Sullivan, our former President and Chief Executive Officer, has over 25 years of biopharmaceutical research and development experience in the fields of oncology and immunology. Additionally, Ms. Sullivan brings extensive public company experience through her past director positions with Urigen Pharmaceuticals, Inc. and Digene

Corp. Ms. Sullivan currently serves as a member of Board of Trustees for the HealthCare Institute of New Jersey, a trade association for the research-based pharmaceutical and medical technology industry in New Jersey.

Executive Officers

The following table sets forth certain information regarding our executive officers. With the exception of Dr. Goldenberg, whose agreement is described in detail below, executive officers are at-will employees.

Name	Age	Position(s) with the Company
Dr. David M. Goldenberg	79	Chief Scientific Officer and Chief Patent Officer
Michael R. Garone	59	Principal Executive Officer, Vice President Finance and Chief Financial Officer

Dr. David M. Goldenberg founded Immunomedics in July 1982 and served as Chairman of our Board of Directors until April 2017. He currently serves as our Chief Scientific Officer and Chief Patent Officer, having been our Chief Medical Officer from July 2007 to December 2014, Chief Strategic Officer from July 2003 to July 2007. Dr. Goldenberg previously served as our Chief Executive Officer from July 1982 through July 1992, from February 1994 through May 1998 and from July 1999 through March 2001. Dr. Goldenberg is a graduate of the University of Chicago College and Division of Biological Sciences (B.S.), the University of Erlangen-Nuremberg (Germany) Faculty of Natural Sciences (Sc.D.), and the University of Heidelberg (Germany) School of Medicine (M.D.). He has written or co-authored approximately 1,800 journal articles, book chapters and abstracts on cancer research, detection and treatment, and has researched and written extensively in the area of radioimmunodetection and radioimmunotherapy using radiolabeled antibodies. Dr. Goldenberg was President and a Trustee of the Center for Molecular Medicine and Immunology (“CMMI”), an independent non-profit research center, and its clinical unit, the Garden State Cancer Center. In 1985 and again in 1992, Dr. Goldenberg received an “Outstanding Investigator Grant” award from the National Cancer Institute for his work in radioimmunodetection, and in 1986 he received the New Jersey Pride Award in Science and Technology. Dr. Goldenberg was honored as the ninth Herz Lecturer of the Tel Aviv University Faculty of Life Sciences. In addition, he received the 1991 Mayneord 3M Award and Lectureship of the British Institute of Radiology and in 2002, the Elis Bervin Lectureship and Medal from the Swedish Medical Society and the Swedish Oncology Society for his contributions to the development of radiolabeled monoclonal antibodies used in the imaging and treatment of cancer. The International Society for Oncodevelopmental Biology and Medicine named Dr. Goldenberg the co-recipient of the 1994 Abbott Award. In 2005, he received the Paul Aebersold Award from the Society of Nuclear Medicine and was named the Inventor of the Year by the Research and Development Council of New Jersey. Maryann Liebert Inc., publisher of Genetic Engineering News, nominated Dr. Goldenberg in 2006 for the Forbes Enterprise Award for outstanding achievements in the scientific community.

Michael R. Garone joined Immunomedics as Vice President, Finance and Chief Financial Officer in June 2016 and assumed the additional role of Principal Executive Officer in July 2017. Previously, from August 2007 through June 2016, he was the Chief Financial Officer of Emisphere Technologies, Inc., a commercial stage, specialty pharmaceutical company, where he also served as Corporate Secretary since October 2008 and as Interim Chief Executive Officer from February 2011 until September 2012. Before Emisphere, Mr. Garone served as Interim Chief Executive Officer and Chief Financial Officer of Astralis, Ltd. Prior to that, he served 20 years at AT&T, where he held several positions, including Chief Financial Officer of AT&T Alascom. Mr. Garone received an MBA from Columbia University and a BA in Mathematics from Colgate University.

Family Relationships

Dr. Goldenberg and Ms. Sullivan, a director of Immunomedics, are husband and wife. There are no other family relationships between directors, executive officers and other employees.

AUDIT COMMITTEE

Members in Fiscal 2017	Responsibilities	Meetings in Fiscal 2017
Dr. Islam, Mr. Canute, Dr. Cox, Mr. Forrester, Mr. Markison, Mr. Oliver, Ms. Paetzold & Mr. Stark

The Audit Committee, currently comprised of Dr. Islam (Chair), Mr. Canute and Mr. Markison, consists entirely of independent directors as defined by the listing standards of the NASDAQ Global Market. Its primary functions are to assist the Board of Directors in monitoring the integrity of our financial statements, our systems of internal control, and the appointment, independence and performance of our independent registered public accounting firm. The Audit Committee is responsible for pre-approving any engagements of our independent registered public accounting firm for non-audit services. The Audit Committee also reviews our risk management practices, strategic tax planning, preparation of quarterly and annual financial reports and our ethics and compliance processes.

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

The Board of Directors has determined that each current member and proposed member of the Audit Committee satisfies the independence standards for Audit Committee membership as set forth in Section 10A(m)(3) of the Exchange Act and the rules promulgated thereunder. In addition, the Board of Directors has determined that Dr. Islam satisfies the SEC’s criteria for an “audit committee financial expert.”

Dr. Islam, Mr. Canute and Mr. Markison joined the Audit Committee after their election to the Board of Directors at the 2016 Annual Meeting of Stockholders on March 3, 2017 (the “2016 Annual Meeting of Stockholders”). Dr. Cox, Mr. Forrester and Mr. Oliver were appointed to the Audit Committee on January 8, 2017 and served until the 2016 Annual Meeting of Stockholders. Ms. Paetzold and Mr. Stark resigned from the Board of Directors and the Audit Committee on January 8, 2017.

You may find a more detailed description of the functions of the Audit Committee in the Audit Committee charter which can be found on our website at www.immunomedics.com.

4

Business Ethics and Compliance

Our Board of Directors has a Company-wide ethics awareness program and an enhanced compliance program that has been communicated to all employees. We have adopted a code of ethics for our Chief Executive Officer and senior financial officers, which complies with Item 406(b) of SEC Regulation S-K and is available on our website at www.immunomedics.com. In addition, all of our directors, officers and employees must act ethically and in accordance with our Code of Business Conduct (the “Code of Business Conduct”). The Code of Business Conduct satisfies the definition of “code of ethics” under the rules and regulations of the SEC and the standards of the NASDAQ Global Market, and is also available on our website at www.immunomedics.com.

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

To our knowledge, based solely on a review of copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners have been complied with, except for the following: each of Dr. Goldenberg and Ms. Sullivan filed a Form 5 on August 14, 2017, each reporting 14 transactions which were not timely filed on Forms 4.

Item 11.     Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the principles underlying our compensation policies and decisions and the principal elements of compensation paid to our executive officers during fiscal year 2017. Our former Chief Executive Officer (the “CEO”), our Chief Scientific Officer and Chief Patent Officer, and our Chief Financial Officer will be referred to as the “named executive officers” for purposes of this discussion.

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

Role of Stockholder Say-on-Pay Votes

We provide our stockholders with the opportunity to cast an annual, nonbinding advisory vote on executive compensation (a “say-on-pay proposal”). At the Annual Meeting of Stockholders held on March 3, 2017, the say-on-pay proposal at that meeting did not receive the requisite number of votes for approval. As such, in making its decisions regarding executive compensation for fiscal year 2017, the Compensation Committee made certain adjustments to reflect the performance of the Company and our named executive officers in fiscal year 2017. The Compensation Committee will continue to consider the outcome of the Company’s say-on-pay votes when making future compensation decisions for the named executive officers.

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

In fiscal year 2017, the Compensation Committee engaged Gallagher to provide competitive compensation data and general advice on our compensation programs and policies for executive officers. Gallagher reports directly to the Compensation Committee, periodically participates in committee meetings and advises the Compensation Committee with respect to compensation trends and best practices, plan design, and the reasonableness of individual compensation awards. During fiscal year 2017, Gallagher performed a market analysis of the compensation paid by comparably sized publicly traded biopharmaceutical companies as described below and provided it to the Compensation Committee. In addition, the CEO provided the Compensation Committee with a detailed review of the performance of the other named executive officers and made recommendations to the Compensation Committee with respect to the compensation packages for those officers for the 2017 fiscal year. The Compensation Committee consulted with Gallagher regarding the CEO’s recommendations.

The peer group used for competitive comparisons in fiscal year 2017 reflects companies with which we compete for talent. Base salary, cash incentives and long-term equity incentive awards were benchmarked to these companies. Changes made to the 2016 peer group are summarized below:

Removed Company	Reason
Dyax Corp.	Acquired by Shire PLC
Seattle Genetics Inc.	Incompatible market cap

Added Company	Reason
Merrimack Pharmaceuticals, Inc.	A biopharmaceutical company engages in novel therapeutics paired with diagnostics for cancer
Puma Biotechnology, Inc.	A solid cancer-focusing biopharmaceutical company in similar stage of corporate development

The peer group data used by Gallagher was obtained from Kenexa’s CompAnalyst Executive®, a compensation data service, and consisted of the following twenty-four companies:

Company	Sales (Most recent fiscal year) ($ in millions)	Market Capitalization (04/30/2016) ($ in millions)
Acorda Therapeutics Inc.	471	1,183
Ariad Pharmaceuticals Inc.	119	1,365
ArQule Inc.	11	116
Array BioPharma, Inc.	132	457

BioCryst Pharmaceuticals Inc.	48	240
Celldex Therapeutics Inc.	5	395
CTI BioPharma Corp.	16	141
Cytokinetics Inc.	29	322
Exelixis Inc.	37	1,054
Immunogen Inc.	86	596
Insmed Inc.	0	752
Mannkind Corp.	0	579
Merrimack Pharmaceuticals Inc.	89	889
Neurocrine Biosciences Inc.	20	3,948
PDL Biopharma, Inc.	486	622
Progenics Pharmaceuticals Inc.	9	371
Puma Biotechnology Inc.	0	997
Rigel Pharmaceuticals Inc.	29	256
Spectrum Pharmaceuticals Inc.	163	483
Sunesis Pharmaceuticals, Inc.	3	45
Synta Pharmaceuticals Corp.	0	55
Threshold Pharmaceuticals	77	31
XOMA Ltd.	55	99
ZIOPHARM Oncology Inc.	4	1,036
75th Percentile	86	916
50th Percentile	29	470
25th Percentile	5	215
Immunomedics	3	468
Immunomedics Percentile Rank	17%	50%

Components of Compensation

For the 2017 fiscal year, our executive compensation program included the following components:

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

Based upon the performance of the named executive officers and using the compensation data provided by Gallagher, for fiscal year 2017, the Compensation Committee approved a 3.5% salary increase from fiscal year 2016 levels for Ms. Sullivan and Dr. Goldenberg. For Mr. Garone, who joined the Company on June 27, 2016, no change was made for fiscal year 2017. The Committee believes the increase would result in salaries for our named executive officers being at or near the median base salaries for comparable executive positions at our peer group companies and reasonably consistent with the average percentage increase in salaries by our peers. The table below shows fiscal year 2016 and fiscal year 2017 base salary rates for each named executive officer:

Name	Title	2016 Salary	2017 Salary	% Increase
Cynthia L. Sullivan(1)	Former President and Chief Executive Officer	$662,980	$686,184	3.5%
Dr. David M. Goldenberg	Chief Scientific Officer and Chief Patent Officer	$626,126	$648,040	3.5%
Michael R. Garone(2)	Vice President Finance and Chief Financial Officer	$300,000	$300,000	—

(1)         Ms. Sullivan’s employment agreement with the Company expired on July 1, 2017.

(2)         Mr. Garone joined the Company on June 27, 2016.

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

Each named executive officer has a target cash incentive opportunity that, in the case of Ms. Sullivan and Dr. Goldenberg, is determined in accordance with their respective employment agreements, or is otherwise set by the Compensation Committee each year based on its comparison of the total compensation opportunity of our named executive officers against the total compensation opportunity of similarly situated executives at the companies identified above. In assessing the total compensation opportunity, the Compensation Committee also takes into account the named executive officer’s relative experience in his or her position and in the industry generally and our overall financial position. For fiscal year 2017, the target cash incentive level set for each of our named executive officers was 50% of base salary for Ms. Sullivan and Dr. Goldenberg and 30% of base salary for Mr. Garone, with potential payouts ranging from 0% to 150% of the target amount depending upon the level of achievement of performance goals.

Each year, a strategic plan (as described below) is created by the Company. Based on this plan, each named executive officer prepares individual goals and objectives to be accomplished during the upcoming fiscal year. The Compensation Committee in consultation with the named executive officer reviews and finalizes such goals and objectives. At the end of each fiscal year, the Compensation Committee conducts in consultation with the CEO for each named executive officer and, for named executive officers other than the CEO, a subjective review of that individual’s performance relative to our overall priorities and strategies. Cash incentive awards are then granted based upon the Compensation Committee’s informed judgment and information provided by Gallagher in view of the Company’s achievement of its annual corporate goals, operational and financial performance, the individual executive’s responsibilities and efforts and such executive’s contribution to the Company’s overall performance and success, and the complexity or difficulty of the objectives that have been achieved.

Our strategic plan and individual performance targets include successful partnering transactions and other strategic plan metrics, operational and financial metrics, regulatory compliance metrics, and delivery of specific programs, plans, and budgetary objectives identified by the Compensation Committee.

In fiscal year 2017, our strategic plan focused on:

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

In fiscal year 2017, Ms. Sullivan’s individual performance goals were established to focus on her areas of responsibility which, in her capacity as our President and CEO, centered around her ability to advance our pipeline of therapeutic product candidates and technologies, implement and manage our short- and long-term strategic plan and maintain stockholder confidence in management and the Company. In addition, Ms. Sullivan’s specific performance goals included:

•                  Complete enrolling additional metastatic triple-negative breast cancer patients with at least 2 prior therapies, into the Phase 2, single-arm study with sacituzumab govitecan;

•                  Complete preparation for Phase 3 pivotal trial with sacituzumab govitecan in metastatic triple-negative breast cancer, including the validation of commercial-scale manufacturing by outside Contract Manufacturing Organizations;

•                  Planned initiation of a Phase 3 pivotal trial with sacituzumab govitecan in metastatic triple-negative breast cancer, subject to securing the necessary funding;

•                  Submit accelerated approval application for sacituzumab govitecan in triple-negative breast cancer to the FDA, subject to securing the necessary funding;

•                  Complete enrolling patients into the Department of Defense-funded Phase 1b study with subcutaneously-administered milatuzumab in systemic lupus erythematosus; and

•                  Continue enrolling patients into the Phase 1 study with IMMU-114 as a monotherapy for non-Hodgkin lymphoma and chronic lymphocytic leukemia.

In fiscal year 2017, Dr. Goldenberg’s individual performance goals were established to focus on his areas of responsibility which, in his capacity as our Chief Scientific Officer and Chief Patent Officer, centered around his ability to design, implement and manage our clinical and pre-clinical research and development activities and maintain the effectiveness of patent and proprietary protections over our pipeline of therapeutic product candidates and technologies.

In fiscal year 2017, Mr. Garone’s individual performance goals were established to focus on his areas of responsibility, which in his capacity as our Vice President, Finance and Chief Financial Officer, centered on his ability to develop, implement and manage our financial strategic plan, ensure compliance with federal and state securities reporting requirements, strengthen our cash position and maintain stockholder confidence.

With respect to Ms. Sullivan, the Compensation Committee determined that Ms. Sullivan achieved her performance goals of (i) completing the enrollment of additional metastatic triple-negative breast cancer patients with at least 2 prior therapies into the Phase 2, single-arm study with sacituzumab govitecan; and (ii) completing method validation for outside Contract Manufacturing Organizations; and that achievement of such goals advanced our pipeline of therapeutic product candidates and technologies in accordance with our strategic plan. However, the Company did not initiate a Phase 3 pivotal trial with sacituzumab govitecan in metastatic triple-negative breast cancer, nor submit an accelerated approval application for sacituzumab govitecan in triple-negative breast cancer to the FDA, nor did Ms. Sullivan validate commercial-scale manufacturing by outside Contract Manufacturing Organizations. The Phase 1b study with subcutaneously-administered milatuzumab in systemic lupus erythematosus, which is funded by a grant from the Department of Defense, also did not complete patient enrollment. In addition, Ms. Sullivan did not complete the goals of the Company in strengthening the price-per-share value of our common stock and securing financing to ensure a sufficient cash position by not successfully licensing out our various assets, in particular, sacituzumab govitecan.

With respect to Dr. Goldenberg, the Compensation Committee determined that Dr. Goldenberg achieved his performance goals by advancing our pipeline of therapeutic product candidates and discovering and developing new product candidates and technologies, including expanding the number of active U.S. patents to approximately 310. However, the Company did not introduce a new investigational product into clinical testing during fiscal year 2017, and patient enrollment into the Department of Defense-funded Phase 1b study with subcutaneously-administered milatuzumab in systemic lupus erythematosus was not completed.

With respect to Mr. Garone, the Compensation Committee has not yet determined whether to grant Mr. Garone a bonus and will assess his performance relative to his performance goals in the coming weeks.

In determining the 2017 actual cash incentives to be paid to each of our named executive officers, the Compensation Committee considered the relative significance of the performance goals for each named executive officer and whether such goals were achieved, and also considered whether the Company’s overall strategic plan had been accomplished. As discussed above, the Company’s strategic goal of out-licensing sacituzumab govitecan was not met in fiscal year 2017. Taking into account the say-on-pay proposal at the 2016 Annual Meeting of Stockholders did not receive the requisite number of votes for approval and the importance to the Company of out-licensing sacituzumab govitecan, the Compensation Committee determined that although certain individual performance goals were met, the Company’s overall strategic plan had not been accomplished and, therefore, other than with respect to a determination by the Compensation Committee regarding Mr. Garone, no cash incentives are to be paid to each of our other named executive officers for fiscal 2017 and cash incentives deferred from fiscal 2016 are cancelled.

The table below details fiscal year 2017 annual cash incentive targets and actual payouts for each of the named executive officers.

Name	Title	2017 Target Cash Incentive ($)	2017 Target Cash Incentive (% Salary)	2017 Actual Cash Incentive ($)		2017 Actual Cash Incentive (% Salary)
Cynthia L. Sullivan(1)	Former President and Chief Executive Officer	$343,092	50%	$—		—
Dr. David M. Goldenberg	Chief Scientific Officer and Chief Patent Officer	$324,020	50%	$—		—
Michael R. Garone(2)	Vice President Finance and Chief Financial Officer	$90,000	30%	$—	(2)	—	(2)

(1)                                 Ms. Sullivan’s employment agreement with the Company expired on July 1, 2017.

(2)                                 Mr. Garone’s bonus, if any, has not yet been determind.

The table below details, for each named executive officer, the total target cash compensation established by the Compensation Committee for fiscal year 2017, as measured by the sum of salary and target cash incentive, and the total actual cash compensation paid for fiscal year 2017, as measured by the sum of salary and actual cash incentive.

Name	Title	2017 Total Target Cash Compensation ($)		2017 Total Actual Cash Compensation ($)
Cynthia L. Sullivan	Former President and Chief Executive Officer	$1,029,276	(1)	$686,184	(2)
Dr. David M. Goldenberg	Chief Scientific Officer and Chief Patent Officer	$972,060	(3)	$648,040	(4)
Michael R. Garone	Vice President Finance and Chief Financial Officer	$390,000	(5)	$300,000	(6)

(1)                                 Represents sum of (i) annual salary for fiscal year 2017 of $686,184 and (ii) target cash incentive for fiscal year 2017 of $343,092.

(2)                                 Represents annual salary of $686,184. No actual cash incentive was paid for fiscal year 2017.

(3)                                 Represents sum of (i) annual salary for fiscal year 2017 of $648,040 and (ii) target cash incentive for fiscal year 2017 of $324,020.

(4)                                 Represents annual salary of $648,040. No actual cash incentive was paid for fiscal year 2017.

(5)                                 Represents sum of (i) annual salary for fiscal year 2017 of $300,000 and (ii) target cash incentive for fiscal year 2017 of $90,000.

(6)                                 Represents annual salary of $300,000. No actual cash incentive was paid for fiscal year 2017.

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

In September 2016, the Compensation Committee granted long-term equity incentive awards to our named executive officers after reviewing corporate and individual performance in fiscal year 2016 in the context of the factors which the Compensation Committee believes contribute to overall corporate growth and considering overall compensation of each of our named executive officers in fiscal year 2016. When making determinations about these long-term equity incentive awards, the Compensation Committee used the same performance evaluation criteria as it used for our annual cash incentive awards for fiscal year 2016. As had been done in the prior fiscal year, the Compensation Committee reviewed the recommendations of and information provided by Gallagher and consistent with those recommendations granted half of the value of the long-term equity incentive awards earned by each named executive officer based on fiscal 2016 performance in the form of stock options and half of the value in the form of RSUs.

Upon evaluation of each named executive officer’s performance in the 2016 fiscal year, the Compensation Committee granted equity incentive awards under the Immunomedics, Inc. 2014 Long-Term Incentive Plan (the “2014 Plan”) in August 2016 as follows:

Name	Title	Number of Shares of Common Stock Underlying Stock Options	Number of Shares of Common Stock Underlying RSUs
Cynthia L. Sullivan	Former President and Chief Executive Officer	199,532	106,061
Dr. David M. Goldenberg(1)	Chief Scientific Officer and Chief Patent Officer	—	—
Michael R. Garone(2)	Vice President, Finance and Chief Financial Officer	40,000	—

(1)                                 On July 14, 2015, we entered into the Third Amended and Restated Employment Agreement with Dr. Goldenberg (the “Goldenberg Agreement”), which we amended on November 30, 2015. As part of the Goldenberg Agreement, as amended, Dr. Goldenberg was granted 1,500,000 Performance Stock Units (as such term is defined in the 2014 Plan), which shall vest, if at all, over a three-year period. Dr. Goldenberg, therefore, was not awarded any additional long-term equity incentive awards by the Compensation Committee in September 2016.

(2)                                 Mr. Garone joined the Company on June 27, 2016, and received 40,000 non-qualified stock options, which vest over a four-year period.

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

We maintain a 401(k) plan for our employees, including our executive officers, to encourage our employees to save some portion of their cash compensation for their eventual retirement. Pursuant to a discretionary employer match, in fiscal year 2017, we matched all employee contributions at 25% of the employee’s contribution up to a limit of 5% of the employee’s eligible compensation up to the IRS imposed limit. The IRS maximum allowable contribution in calendar year 2017 was $18,000, or $24,000 for employees who are 50 years old or older. We also increase our employees’ base salary, including our named executive officers’ base salary, for the cost of group long-term disability insurance coverage and provide a group life insurance benefit in a coverage amount equal to 100% of the employee’s annual base salary.

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

For the fiscal years ended June 30, 2017, 2016 and 2015, we reported a net loss, therefore Dr. Goldenberg received the minimum additional incentive compensation of $150,000 paid quarterly during these fiscal years. The aggregate compensation value of this benefit is shown in the “All Other Compensation” column in the Summary Compensation Table included in this annual report.

Employment, Severance and Change in Control Agreements

We have employment agreements with Ms. Sullivan and Dr. Goldenberg and a Change in Control and Severance Agreement with Mr. Garone. These agreements are summarized in the section below entitled “Employment, Severance and Change in Control Agreements” and the change in control and severance arrangements contained in those agreements are discussed in more detail in the section below entitled “Calculation of Potential Payments upon Termination or Change in Control.” The change in control arrangements are to assure continuity of “key personnel” in a transition period following a change in control of the Company. None of the employment or severance agreements that we have with our named executive officers require us to provide tax gross-up payments to them in connection with any excise taxes for which they may become liable as a result of receiving severance benefits or other parachute payments within the meaning of Section 280G of the Internal Revenue Code.

Section 162(m) Compliance

As a result of Section 162(m) of the Internal Revenue Code, publicly-traded companies such as the Company are not allowed a federal income tax deduction for compensation, paid to the CEO and the three highest paid executive officers other than the CEO and chief financial officer, to the extent that such compensation exceeds $1 million per officer in any one year and does not otherwise qualify as performance-based compensation. The 2014 Plan is structured to enable the compensation deemed paid to an executive officer in connection with the exercise of a stock option to qualify as performance-based compensation that is not subject to the $1 million limitation. Other awards made under the 2014 Plan may or may not qualify. For instance, restricted stock units granted in fiscal year 2017 are not considered performance-based compensation, and might not be tax deductible upon vesting. In establishing the cash and equity incentive compensation programs for the named executive officers, it is the Compensation Committee’s view that the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason the Compensation Committee may deem it appropriate to continue to provide one or more named executive officers with the opportunity to earn incentive compensation, including cash incentive programs tied to our financial performance and equity awards, which may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. It is the Compensation Committee’s belief that cash and equity incentive compensation must be maintained at the requisite level to attract and retain the executive officers essential to our financial success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.

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

The Compensation Committee is responsible for evaluating and approving the compensation for the executive officers. Management has primary responsibility for our Company’s financial statements and reporting process, including the disclosure of executive compensation. The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. The Compensation Committee is satisfied that the Compensation Discussion and Analysis fairly represents the objectives and actions of the Compensation Committee. The Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report for filing with the Securities and Exchange Commission and incorporated by reference into the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

The Compensation Committee

Mr. Scott Canute (Chair)

Mr. Peter Barton Hutt

Dr. Khalid Islam

Compensation Committee Interlocks and Insider Participation

Mr. Canute, Mr. Hutt, and Dr. Islam joined the Compensation Committee after their election to the Board of Directors at the 2016 Annual Meeting of Stockholders. Mr. Markison served as the Chairperson of the Compensation Committee until after the 2016 Annual Meeting of Stockholders. Mr. Aryeh and Dr. Cox were appointed to the Compensation Committee on January 8, 2017 and served until the 2016 Annual Meeting of Stockholders. Ms. Paetzold resigned from the Board of Directors and the Compensation Committee on January 8, 2017. No member of the Compensation Committee was at any time during fiscal 2017, or formerly, an officer or employee of Immunomedics, or any subsidiary of Immunomedics. No executive officer of Immunomedics has served as a director or member of the

Board of Directors or the Compensation Committee (or other committee serving an equivalent function) of any other entity while an executive officer of that other entity served as a director of or member of our Board of Directors or our Compensation Committee.

Summary Compensation Table

The following table shows the total compensation paid or accrued during the fiscal years ended June 30, 2017, 2016 and 2015 to our former President and Chief Executive Officer, our Chief Scientific Officer and Chief Patent Officer, and our Chief Financial Officer (collectively, the “named executive officers”). We did not have any other executive officers for the prior fiscal year.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards(1)($)	Option Awards(1) ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Cynthia L. Sullivan	2017	$686,184		$—	$350,001	$350,000	$—	$3,313	(3)	$1,389,498
Former President and	2016	$662,980		$—	$350,001	$350,000	$—	$3,313	(3)	$1,366,294
Chief Executive Officer(2)	2015	$640,560		$—	$350,001	$350,000	$235,181	$3,250	(3)	$1,343,811
Dr. David M. Goldenberg	2017	$648,040	(4)	$—	$—	$—	$—	$153,313	(3)(5)	$801,353
Chief Scientific Officer and	2016	$626,126	(4)	$—	$3,420,000	$350,000	$—	$153,313	(3)(5)	$4,199,439
Chief Patent Officer	2015	$604,952	(4)	$—	$350,001	$350,035	$286,403	$153,250	(3)(5)	$1,458,203
Michael R. Garone	2017	$300,000		$—	$—	$—	$—	$—		$300,000
VP Finance and Chief	2016	$4,615	(6)	$—	$—	$42,216	$—	$—		$46,831
Financial Officer	2015	$—		$—	$—	$—	$—	$—		$—

(1)              Ms. Sullivan’s employment agreement with the Company expired on July 1, 2017.

(2)              Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For information regarding assumptions underlying the determination of grant date fair value of option awards in accordance with FASB ASC Topic 718, see Note 9 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

(3)              Includes matching contributions made by us on behalf of each of the named executive officers under our 401(k) plan of $3,313, $3,313 and $3,250 in fiscal years 2017, 2016 and 2015, respectively. In accordance with our 401(k) plan, after two years of service to the Company, 20% of the Employer’s matching contribution vests to the employee.

(4)              Includes compensation of $41,000, $87,000 and $84,000 paid to Dr. Goldenberg by IBC Pharmaceuticals, our majority-owned subsidiary, for services rendered in fiscal years 2017, 2016 and 2015, respectively.

(5)              Includes additional incentive compensation payments in the amount of $150,000 paid to Dr. Goldenberg pursuant to his employment agreement for the 2017, 2016 and 2015 fiscal years, respectively. See “Additional Incentive Compensation” on page 19 of this annual report for a discussion of these payments.

(6)              Represents $4,615 paid to Mr. Garone in fiscal year 2016 subsequent to his appointment as Vice President Finance and Chief Financial Officer, effective June 27, 2016.

Grants of Plan-Based Awards in Fiscal Year 2017 Table

The table below details fiscal year 2017 grants of plan-based awards received for each of the named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair
	Grant	Threshold	Target	Maximum	Units	Options	Awards	Value of Stock and
Name	Date	($)	($)	($)	(#)(2)	(#)(3)	($/Sh)	Option Awards(4)
Cynthia L. Sullivan		$—	$343,092	$514,638
	9/21/16					199,532	$1.7541	$349,999
	9/21/16				106,061		$3.30	$350,001
Dr. David M. Goldenberg		$—	$324,020	$486,030

Michael R. Garone		$—	$90,000	$135,000

(1)        Represents target and maximum cash incentive award opportunities for our named executive officers. The cash incentive award is prorated if performance levels are achieved between the target and maximum levels. The methodology and performance criteria applied in determining these potential cash incentive award amounts are discussed under “Compensation Discussion and Analysis—Annual Short-Term Cash Incentives” beginning on page 13 of this annual report. The actual cash incentive award which may be paid to each named executive officer for their 2017 performance is subject to satisfaction of the Company’s strategic goal of out-licensing sacituzumab govitecan, and further determination thereof, and approval by, the Compensation Committee, as discussed under “Compensation Discussion and Analysis—Annual Short-Term Cash Incentives” on page 13 of this annual report.

(2)        The amounts shown in this column represent RSUs (with respect to Ms. Sullivan and Mr. Garone) and Performance Rights (with respect to Dr. Goldenberg) granted under the 2014 Plan. A description of the terms of these awards is disclosed under “Compensation Discussion and Analysis—Long-Term Equity Incentive Awards” on page 17 of this annual report.

(3)        Represents shares of our common stock underlying options granted under the 2014 Plan. A description of the terms of the stock awards is disclosed under “Compensation Discussion and Analysis—Long-Term Equity Incentive Awards” on page 17 of this annual report.

(4)        Represents the grant date fair value under FASB ASC Topic 718 of equity awards granted in fiscal year 2017. For information regarding assumptions underlying the FASB ASC Topic 718 valuation of equity awards, see Note 9 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Outstanding Equity Awards at Fiscal Year-End 2017 Table

The following table provides certain summary information concerning outstanding equity awards held by our named executive officers as of June 30, 2017.

		Option Awards				Stock Awards
Name	Grant Date(1)(2)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Cynthia L. Sullivan	08/27/2012	183,250		$3.46	08/27/2019			$
	08/16/2013	110,815	7,388	$5.13	08/16/2020			$
	08/14/2014	137,783	62,629	$3.32	08/14/2021			$
	08/20/2015	178,571	229,592	$1.76	08/20/2022			$
	09/21/2016		199,532	$3.30	09/21/2023			$
Dr. David M. Goldenberg	08/27/2012	157,100		$3.46	08/27/2019			$
	08/16/2013	110,815	7,388	$5.13	08/16/2020			$
	08/14/2014	137,783	62,629	$3.32	08/14/2021			$
	07/14/2015				07/14/2022	500,000	(4)		$4,415,000
	07/14/2015				07/14/2022	500,000	(4)		$4,415,000
	07/14/2015				07/14/2022	500,000	(4)		$4,415,000

Michael R. Garone	06/27/2016	10,000	30,000	$2.00	06/26/2026

(1)     Each stock option granted in fiscal years 2013 and  2012 were granted under the Immunomedics, Inc. 2006 Stock Incentive Plan (the “2006 Plan”), and each stock option granted in fiscal years 2016, 2015 and 2014 were granted under the 2014 Plan.  Each stock option granted under each of the 2006 Plan and the 2014 Plan has a term of 7 years measured from the grant date and vests ratably, 25% after the first year from the date of grant and 6.25% for each subsequent three-month period, during the first 4 years of service with us measured from its grant date. Upon a change in control, unvested stock options will become fully vested and exercisable on the date on which the change in control occurs if the acquirer does not agree to assume and continue the awards or grant substitute cash retention awards of similar value, measured as of the date of the change in control transaction, to the holders of the stock options. Ms. Sullivan’s employment agreement provides for accelerated vesting of her stock options if her employment is involuntarily terminated coincident with or within one year after a change in control of the Company. Dr. Goldenberg’s employment agreement provides for accelerated vesting of his outstanding unvested stock options upon a change in control. In addition, all stock options held by Ms. Sullivan and Dr. Goldenberg will remain exercisable for a period which is the shorter of 24 months following the end of the remaining balance of the term of their employment agreement or the original term of the stock option.

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

(3)     Based on the $8.83 per share closing price of our common stock on June 30, 2017, as reported by the NASDAQ Global Market.

(4)     As part of the Amended and Restated Employment Agreement between the Company and Dr. Goldenberg, which became effective July 1, 2015, Dr. Goldenberg received a grant of 1,500,000 restricted stock units, which would vest, if at all, after the three (3) year period commencing on the grant date of July 14, 2015, provided the applicable milestones based on achievement of certain market conditions (stock prices) were met and conditioned upon Dr. Goldenberg’s continued employment through the vesting period, subject to the terms and conditions of the Restricted Stock Units Notice and the Restricted Stock Units Agreement and such other terms and conditions as set forth in the grant agreement.  The Company believes that a change in control occurred on or before May 4, 2017, as defined in Dr. Goldenberg’s employment agreement, as a result of the new Board of Directors being seated on March 3, 2017. According to the terms of his employment agreement and notice of award, the Company believes that these 1.5 million restricted stock units did not vest, since at the time of the change in control the actual price per share of the common stock had not achieved the specified target price required to trigger the vesting of the restricted stock units. The Company understands that Dr. Goldenberg contests the Company’s interpretation of both the timing of the change in control and the vesting requirements of the restricted stock units upon a change in control. The 1.5 million restricted stock units are the subject of arbitration, as disclosed in the Original Filing.

Fiscal Year 2017 Option Exercises and Stock Vested Table

The following table provides information regarding the exercise of options and the vesting of restricted stock units for each of the named executive officers during fiscal year 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)

Cynthia L. Sullivan	250,000	656,000	185,397	794,202
Dr. David M. Goldenberg	250,000	820,000	97,500	451,214
Michael R. Garone	—	—	—	—

(1)   Based upon the difference between the closing price of our common stock on the dates of exercise, as reported by the NASDAQ Global Market, and the exercise price of the options exercised on the respective exercise dates.

(2)   Based on the closing price of our common stock on the applicable vesting dates, as reported by the NASDAQ Global Market.

Employment Contracts, Termination of Employment and Change in Control Arrangements

Cynthia L. Sullivan Employment Agreement

Effective July 1, 2014, the Company entered into the Fifth Amended and Restated Employment Agreement with Cynthia L. Sullivan pertaining to Ms. Sullivan’s service to the Company as the Company’s President and Chief Executive Officer (the “Amended Sullivan Agreement”). This agreement expired on July 1, 2017.

On May 3, 2017 Ms. Sullivan and other parties entered into the Term Sheet to resolve certain legal actions among the parties. Upon execution of the contemplated Settlement Agreement, Ms. Sullivan has agreed to resign from director of the Company and any of its affiliates, effective as of the date of the Settlement Agreement. The Settlement Agreement will provide that Ms. Sullivan will abide by all post-termination covenants and obligations contemplated by the Amended Sullivan Agreement. In exchange for a release of claims as required by the Sullivan Agreement and subject to compliance with the terms of the Settlement Agreement, Ms. Sullivan will be entitled to (i) termination payments in accordance with the Amended Sullivan Agreement for a termination without Good Cause after a Change in Control, (ii) accelerated vesting or extension of the exercise period for equity awards already earned, pursuant to the Amended Sullivan Agreement, and (iii) payments equal in value to the amount that the Company paid for COBRA. As of June 30, 2017 the Company recorded a $4.2 million expense for all costs that would be due to Ms. Sullivan under the terms of the Settlement Agreement. In addition to this amount, a cash payment of $0.9 million is in dispute.

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

Dr. David M. Goldenberg Employment Agreement

Effective July 1, 2015, the Company entered into the Amended and Restated Employment Agreement with Dr. Goldenberg pertaining to Dr. Goldenberg’s service to the Company as the Company’s Chairman of the Board, Chief

Scientific Officer and Chief Patent Officer (the “Amended and Restated Goldenberg Agreement”). The Amended and Restated Goldenberg Agreement was to continue until July 1, 2020.

On May 3, 2017 Dr. Goldenberg and other parties entered into a binding Term Sheet, to resolve certain legal actions among the parties. Upon execution of the contemplated Settlement Agreement, Dr. Goldenberg will remain a director of the Company, but has agreed to resign from all officer and other positions of the Company and all director, officer and other positions at any of the Company’s affiliates (other than Dr. Goldenberg’s position as a member of the board of directors of IBC Pharmaceuticals, the Company’s majority owned U.S. subsidiary), effective as of the date of the Settlement Agreement. The Settlement Agreement will provide that Dr. Goldenberg will abide by all post-termination covenants and obligations contemplated by the Amended and Restated Goldenberg Agreement.  In exchange for a release of claims as required by the Amended and Restated Goldenberg Agreement and subject to compliance with the terms of the Settlement Agreement, Dr. Goldenberg will be entitled to (i) termination payments in accordance with the Amended and Restated Goldenberg Agreement for a termination without Good Cause after a Change in Control, (ii) accelerated vesting or extension of exercise period for equity awards already earned, pursuant to the Amended and Restated Goldenberg Agreement, (iii) payments equal in value to the amount that the Company paid for COBRA, and (iv) royalties or payment in accordance with existing agreements. As of June 30, 2017 the Company recorded a $2.7 million expense for this settlement cost. In addition to this amount an additional cash payment of approximately $1.8 million is in dispute. The 1.5 million Restricted Stock Units to Dr. Goldenberg under the terms of the Amended and Restated Goldenberg Agreement are the subject of arbitration, as disclosed in the Original Filing.

Michael R. Garone Change in Control and Severance Agreement

On January 8, 2017, we entered into a Change in Control and Severance Agreement with Michael R. Garone, Vice President, Finance and Chief Financial Officer. This agreement provides for severance benefits in the event that Mr. Garone’s employment with the Company is terminated pursuant to either (i) an involuntary termination within twelve (12) months following a “Change in Control” (as defined in the agreement), or (ii) a termination by the Company, other than for “Cause” (as defined in the agreement), during the “Pre-Closing Period” (as defined in the agreement). In the event of such termination, severance benefits for Mr. Garone will include: (i) a lump sum payment equal to two (2) times the sum of Mr. Garone’s annual base salary and target bonus; (ii) a lump sum payment equal to Mr. Garone’s target bonus, pro-rated for the number of full and/or partial months of the year completed prior to termination; (iii) accelerated vesting of all outstanding time-based equity awards; and (iv) continuation of health care coverage for a specified period.

Calculation of Potential Payments upon Termination or Change in Control

The following table shows potential payments to our named executive officers under their employment agreements in the form in which those agreements existed as of June 30, 2017, or change in control and severance agreement, as the case may be, for various scenarios involving a change in control or termination of employment as described above for each named executive officer. The data in the table reflects June 30, 2017 as a hypothetical termination date or change in control date and, where applicable, reflects amounts calculated using the $8.83 closing price of our common stock on June 30, 2017 (as reported on the NASDAQ Global Market). All defined terms not defined in this section have the meanings set forth in each officer’s respective employment agreement or change in control and severance agreement.

Name	Trigger	Salary and Bonus ($)	Health and Welfare Benefits ($)	Stock Award Vesting Acceleration ($) (1)	Office and Secretarial Support ($)	Total ($)
Cynthia L. Sullivan	Termination without Cause or Resignation for Good Reason (before Change in Control)	$2,058,552	$29,878	—	—	$2,088,430
	Termination without Cause or Resignation for Good Reason (following a Change in Control)	$3,087,828	$29,878	$5,324,529	—	$8,442,234
	Voluntary Termination	—	—	—	—	—
	Disability	$343,092	—	—	—	$343,092
	Death	$343,092	—	—	—	$343,092

Dr. David M. Goldenberg(2)	Termination without Cause or Resignation for Good Reason (before Change in Control)	$3,366,180	$39,837	—		$228,693	$3,637,709
	Termination without Cause or Resignation for Good Reason (following a Change in Control)	$3,366,180	$59,755	$13,918,650	(3)	$343,039	$17,687,624
	Expiration or Non-renewal of Employment Agreement by Company	$463,063	—	—		—	$463,063
	Voluntary Termination	—	—	—		—	—
	Disability	$463,063	—	—		—	$463,063
	Death	$463,063	—	—		—	$463,063
Michael R. Garone	Termination without Cause or Resignation for Good Reason (before Change in Control during the Pre-Closing Period)	$780,000	—	—		—	$780,000
	Termination without Cause or Resignation for Good Reason (following a Change in Control)	$780,000	$28,464	$204,900		—	$1,013,364
	Expiration or Non-renewal of Employment Agreement by Company	—	—	—		—	—
	Voluntary Termination	—	—	—		—	—
	Disability	—	—	—		—	—
	Death	—	—	—		—	—

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

(2)         The amounts reflected in the Salary and Bonus column include minimum Product Royalties as defined in the Goldenberg Agreement. Further, the amounts reflected assume the target bonus is earned.

(3)         These 1.5 million restricted stock units are the subject of arbitration, discussed in the footnotes to the Outstanding Equity Awards at Fiscal Year End table on page 24 and as disclosed in the Original Filing.

The amounts shown in the table above and the assumptions upon which those amounts are based provide reasonable estimates of the amounts that would have been due to the named executive officers in the event that any of the circumstances described above had occurred on June 30, 2017. The actual amounts due to the named executive officers upon a triggering event will depend upon the actual circumstances and the then-applicable provisions of the employment agreements, change in control and severance agreement, stock option and restricted stock unit agreements and our stock incentive plans.

Fiscal Year 2017 Pension Benefits Table

The table disclosing pension benefits is omitted because we do not have any such pension benefit plans.

2017 Non-Qualified Deferred Compensation Table

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

Fiscal 2017 Director Compensation Table

The following table shows the compensation paid to our non-employee directors for their Board service during fiscal 2017:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Total ($)
Dr. Behzad Aghazadeh(3)	11,569			11,569
Jason M. Aryeh(4)	7,111		46,008	53,119
Scott Canute(3)	17,850			17,850
Dr. Geoff Cox(4)	9,333		46,008	55,341
Robert Forrester(4)	9,333		46,008	55,341
Peter Barton Hutt(3)	14,875			14,875
Dr. Khalid Islam(3)	19,007			19,007
Arthur Kirsch(5)	12,982			12,982
Brian A. Markison	72,238			72,238
Bob Oliver(4)	8,089		46,008	54,097
Mary E. Paetzold(6)	30,188			30,188
Don C. Stark(6)	23,888			23,888

(1)    Consists of amounts described below under “Cash Compensation.”

(2)    Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For information regarding assumptions underlying the determination of grant date fair value of option awards in accordance with FASB ASC Topic 718, see Note 8 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

(3)    Dr. Aghazadeh, Mr. Canute, Mr. Hutt, and Dr. Islam were elected to the Board of Directors at the 2016 Annual Meeting of Stockholders held on March 3, 2017, subject to an application filed with the Delaware Court of Chancery under Section 225 of the Delaware General Corporation Law to enter a Status Quo Order, filed by certain board nominees and incumbent directors.

(4)    Mr. Aryeh, Dr. Cox, Mr. Forrester and Mr.Oliver were appointed to the Board of Directors on January 8, 2017 and served until the 2016 Annual Meeting of Stockholders held on March 3, 2017.

(5)    Mr. Kirsch resigned from the Board of Directors on October 13, 2016.

(6)    Ms. Paetzold and Mr. Stark resigned from the Board of Directors on January 8, 2017.

Cash Compensation

For fiscal 2017, each non-employee director of Immunomedics received:

Fees*	Fiscal 2017*	For each:
Basic retainer:	$35,000	Fiscal year
Additional retainers:
Lead Independent Director	$25,000	Fiscal year
Chairman of the Audit Committee	$14,500	Fiscal year
Member of the Audit Committee	$7,500	Fiscal year
Chairman of the Compensation Committee	$8,500	Fiscal year
Member of the Compensation Committee	$5,000	Fiscal year
Chairman of the Governance & Nominating Committee	$5,000	Fiscal year
Member of the Governance & Nominating Committee	$3,000	Fiscal year

*      We also reimburse non-employee directors for reasonable travel and out-of-pocket expenses in connection with their service as directors. We do not pay fees on a per meeting basis.

Stock Compensation

At the Annual Meeting of Stockholders  held on December 3, 2014, our stockholders approved the 2014 Plan. The 2014 Plan replaced the 2006 Plan.  Our non-employee directors also participate in the 2014 Plan. Pursuant to the compensation policy adopted by the Compensation Committee, each individual who is first elected or appointed as a non-employee director is automatically granted, on the date of such initial election or appointment, 22,500 nonqualified stock options (only if the annual equity retainer had not already been provided). Initial option grants are fully vested on the date of grant and have an exercise price equal to the fair market value of the common stock on the date of grant, a maximum term of seven years from the date of grant and a post-termination exercise period of 12 months following the date of the non-employee director’s cessation of service on account of (i) the director’s death or (ii) upon a change in control or hostile take-over of the Company; however, in no event will the options be exercisable beyond their original term.

In addition to the foregoing initial grants, pursuant to the compensation policy adopted by the Compensation Committee, each individual who continues to serve as a non-employee director on the date of each annual stockholders meeting shall receive an annual grant of non-qualified stock options and restricted stock units (“RSUs”), each equal in value to $45,000. The Compensation Committee, as administrator of the 2014 Plan, will determine the actual number of stock options and RSUs at the time of each such annual grant. Annual option grants become vested within one year of grant date and have an exercise price equal to the fair market value of the common stock on the date of grant, a maximum term of seven years from the date of grant and a post-termination exercise period of 12 months following the date of the non-employee director’s cessation of service on account of the director’s death. Annual RSU grants vest in full upon the director’s completion of one year of service as a non-employee director from the date of grant. Notwithstanding the foregoing, annual RSU grants will immediately vest upon (i) a non-employee director’s cessation of service as a non-employee director by reason of death or permanent disability, or (ii) upon a change in control or hostile take-over of the Company (as defined in the 2014 Plan).

Option and RSU Grants to Non-Employee Directors During Fiscal Year 2017

During fiscal year 2017, the following non-employee directors were granted options to purchase shares of common stock and RSUs. All option and RSU grants listed below were made under the 2014 Plan.

	Stock Options			RSUs
Director	Number of Shares Underlying Options Granted	Grant Date	Exercise Price Per Share	Number of Shares Underlying Stock Awards (RSUs) Granted	Grant Date
Dr. Behzad Aghazadeh	—	—	—	—	—
Jason M. Aryeh(1)	22,500	1/8/2017	$3.73
Scott Canute	—	—	—	—	—
Dr. Geoff Cox(1)	22,500	1/8/2017	$3.73
Robert Forrester(1)	22,500	1/8/2017	$3.73	—	—
Peter Barton Hutt
Dr. Khalid Islam	—	—	—	—	—
Brian A. Markison(2)
Bob Oliver	22,500	1/8/2017	$3.73	—	—
Mary E. Paetzold(3)
Don C. Stark(3)	—	—	—	—	—

(1)         Mr. Aryeh, Dr. Cox, Mr. Forrester, and Mr.Oliver were appointed to the Board of Directors on January 8, 2017 and served until the 2016 Annual Meeting of Stockholders.

(2)         As of June 30, 2017, Mr. Markison had, in the aggregate, 123,309 outstanding stock options.

(3)         Ms. Paetzold and Mr. Stark resigned from the Board of Directors on January 8, 2017.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

OWNERSHIP OF OUR COMMON STOCK

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of June 30, 2017 for: (i) the executive officers named in the “Summary Compensation Table” on page 21 of this annual report; (ii) each of our directors; (iii) all of our current directors and executive officers as a group; and (iv) each stockholder known by us to own beneficially more than five percent (5%) of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

The SEC deems shares of common stock that may be acquired by an individual or group within 60 days of June 30, 2017 pursuant to the exercise of options, warrants or other convertible securities to be outstanding for the purpose of computing the percentage ownership of such individual or group, but such securities are not deemed to be outstanding for the purpose of computing the percentage ownership of any other stockholder shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage ownership is based on110,309,918 shares of common stock outstanding on June 30, 2017.

Name of beneficial owner**	Number of shares	Percentage of common stock
Dr. Behzad Aghazadeh(1)	10,488,076	9.5%
Scott Canute	—	*
Dr. David M. Goldenberg(2)	6,890,044	6.2%
Peter Barton Hutt	—	*
Dr. Khalid Islam	—	*
Brian A. Markison(3)	207,487	*
Cynthia L. Sullivan(4)	6,984,710	6.3%
Michael R. Garone(5)	10,000	*
All Directors and Executive Officers as a group (8 persons)(6)	7,732,531	6.6%
venBio Select Advisor LLC(7)	10,488,076	9.5%
120 West 45th Street, Suite 2802 New York, NY 10036
BlackRock Institutional Trust Company, N.A. Inc.(8)	7,710,426	7.0%
55 East 52nd Street New York, NY 10055
T. Rowe Price Associates, Inc.(9)	5,967,762	5.4%
100 E. Pratt Street
Baltimore, MD 21289

*	Represents beneficial ownership of less than 1% of our outstanding shares of common stock.

**          Except as noted, the address of each of person listed in the above table is c/o Immunomedics, Inc., 300 The American Road, Morris Plains, New Jersey 07950. All information in the table is based upon reports filed with the SEC or upon the 2016 Questionnaire for Directors, Officers and Five Percent Stockholders submitted to us in connection with the preparation of this annual report.

(1)         Consists of shares held on behalf of accounts managed by venBio Select Advisor LLC, a Delaware limited liability company (the “Investment Manager”) and venBio Select Fund LLC, a Delaware limited liability company, a fund managed by the Investment Manager. Dr. Aghazadeh serves as the portfolio manager and controlling person of the Investment Manager. Dr. Aghazadeh and the Investment Manager expressly disclaim beneficial ownership of the securities reported herein except to the extent of its or his pecuniary interest in such securities.

(2)         Consists of (i) 1,765,119 shares held by Dr. Goldenberg; (ii) 214,129 shares held by Ms. Sullivan, Dr. Goldenberg’s wife; (iii) 635,935 shares held jointly by Dr. Goldenberg and Ms. Sullivan; (iv) 1,000,000 shares held by Dr. Goldenberg as beneficial owner of three grantor retained annuity trusts; (v) 1,933,783 shares held by the David M. Goldenberg Millennium Trust; (vi) 34,725 shares held by our majority-owned subsidiary, IBC Pharmaceuticals, Inc., of which Dr. Goldenberg is a director; (vii) 5,500 shares as to which Ms. Sullivan has voting or dispositive power as custodian of her children or as trustee for a trust for their benefit; (viii) 405,698 shares subject to stock options granted to Dr. Goldenberg which are exercisable currently or within 60 days of June 30, 2017; (ix) 610,369 shares subject to stock options granted to Ms. Sullivan which are exercisable currently or within 60 days of June 30, 2017; (x) 35,334 shares as to which Dr. Goldenberg has sole voting power pursuant to an agreement with Hildegard Gruenbaum Katz (his former wife); and (xi) 249,452 shares held by David M. Goldenberg Dynasty Trust. Dr. Goldenberg disclaims beneficial ownership with respect to an aggregate of 3,083,292 shares as listed in items (ii), (v), (vi), (vii), (ix), (x) and (xi) of the previous sentence.

(3)         Consists of 84,178 shares held directly by Mr. Markison, and 123,309 shares subject to stock options exercisable currently or within 60 days of June 30, 2017.

(4)         Consists of (i) 214,129 shares held by Ms. Sullivan; (ii) 1,765,119 shares held by Dr. Goldenberg, Ms. Sullivan’s husband; (iii) 635,935 shares held jointly by Dr. Goldenberg and Ms. Sullivan; (iv) 1,000,000 shares held as a trustee of three grantor retained annuity trusts for the benefit of Dr. Goldenberg; (v) 1,933,783 shares held by the David M. Goldenberg Millennium Trust; (vi) 34,725 shares held by IBC Pharmaceuticals, Inc., of which Ms. Sullivan is President; (vii) 5,500 shares to which Ms. Sullivan has voting or dispositive power as custodian of her children or as trustee for a trust for their benefit; (viii) 405,698 shares subject to stock options granted to Dr. Goldenberg which are exercisable currently or within 60 days of June 30, 2017; (ix) 610,369 shares subject to stock options granted to Ms. Sullivan which are exercisable currently or within 60 days of June 30, 2017; (x) 130,000 shares held as trustee of Escalon Foundation; and (xi) 249,452 shares held by David M. Goldenberg Dynasty Trust. Ms. Sullivan disclaims beneficial ownership with respect to an aggregate of 3,590,494 shares as listed in items (ii), (iv), (vi), (vii), (viii), (x) and (xi) of the previous sentence.

(5)         Consists of 10,000 shares subject to stock options exercisable currently or within 60 days of June 30, 2017.

(6)         See footnotes 1-5 above regarding shares subject to stock options exercisable currently or within 60 days of June 30, 2017 and restricted stock units which will vest within 60 days of June 30, 2017.

(7)         This information is based solely on a Form 13F report by venBio Select Advisor LLC for the quarter ended June 30, 2017. The securities reported are held on behalf of accounts managed by venBio Select Advisor LLC, a Delaware limited liability company (the “Investment Manager”) and venBio Select Fund LLC, a Delaware limited liability company, a fund managed by the Investment Manager. Dr. Aghazadeh serves as the portfolio manager and controlling person of the Investment Manager. Dr. Aghazadeh and the Investment Manager expressly disclaim beneficial ownership of the securities reported herein except to the extent of its or his pecuniary interest in such securities.

(8)         This information is based solely on a Form 13F report by BlackRock, Inc. for the quarter ended June 30, 2017. BlackRock, Inc. is the parent holding company of certain institutional investment managers. For purposes of the reporting requirements under Section 13(f) of the Securities Exchange Act of 1934 (the Act), and the rules promulgated thereunder, BlackRock, Inc. itself does not exercise, and therefore disclaims, investment discretion with respect to any Section 13(f) securities positions over which its investment operating subsidiaries exercise such discretion. To the extent, however, that BlackRock Inc.’s ownership interest in such subsidiaries may nevertheless give rise to a Form 13F obligation on behalf of BlackRock, Inc., the information required by Form 13F is reported herein on behalf of all such subsidiaries.

(9)         This information is based solely on a Form 13F report by T Rowe Price Associates, Inc. for the quarter ended June 30, 2017.

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

(1)         Refers to the 2014 Plan.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain of our affiliates, including members of our senior management and Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with us and our affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our Chief Scientific Officer, Chief Patent Officer, and former Chairman, Ms. Cynthia L. Sullivan, a director and the former President and Chief Executive Officer, who is the wife of Dr. David M. Goldenberg, and certain companies with which we do or has done business with, including the Center for Molecular Medicine and Immunology (“CMMI”), which has ceased operations, and IBC, the Company’s majority-owned subsidiary.

Dr. David M. Goldenberg

Dr. David M. Goldenberg founded Immunomedics in 1982 and was our Chairman of the Board of Directors through April 4, 2017. He continues to play a critical role in our business and currently serves as the Chief Scientific Officer and Chief Patent Officer. Dr. Goldenberg is a party to a number of agreements with our Company involving not only his services, but also intellectual property owned by him.

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

In fiscal years ended June 30, 2017, 2016 and 2015 we incurred $6 thousand, $27 thousand, and $33 thousand, respectively, of legal expenses for patent-related matters for patents licensed to Immunomedics from CMMI. However, any inventions made independently of us at CMMI are the property of CMMI. CMMI has ceased operations and is in the process of dissolution.

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

Independence of Non-Employee Directors

Good corporate governance requires that a majority of the Board of Directors consist of members who are “independent.” There are different measures of director independence—independence under listing standards of the NASDAQ Global Market, under Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and under Section 162(m) of the Internal Revenue Code of 1986, as amended. Our Board of Directors has recently reviewed information about each of our non-employee directors and determined that each of Dr. Behzad Aghazadeh,  Mr. Scott Canute, Mr. Peter Barton Hutt, Dr. Khalid Islam, and Mr. Brian A. Markison are deemed “independent” under applicable law and the listing standards of the NASDAQ Global Market, and accordingly, we have a majority of independent directors on our Board.

Item 14.     Principal Accounting Fees and Services.

Fees of Our Independent Registered Public Accounting Firm

The following table sets forth the fees billed by KPMG LLP for professional services rendered for the audit of our fiscal 2017 financial statements and the fees billed in fiscal 2017 for the other services listed below.

	2017	2016
Audit Fees(1)	$539,000	$387,250
Audit-related Fees(2)	30,000	30,000
Tax Fees	—	—
All Other Fees(3)	—	1,650
Total	$569,000	$418,900

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)  Documents filed as part of this Report:

Documents filed or furnished as part of this Amendment No. 1 to Form 10-K/A:

1.                                      Financial Statements:

None required.

2.                                      Financial Statements Schedules:

None required.

3.                                      List of Exhibits:

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index.

EXHIBIT LIST

Exhibit No.	Description
10.1*	Termination Agreement, dated May 4, 2017, by and between the Company and Seattle Genetics, Inc.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

Date: September 18, 2017	By:	/s/ MICHAEL R. GARONE
Michael R. Garone
Principal Chief Executive Officer, Vice President Finance, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. BEHZAD AGHAZADEH	Chairman of the Board, Director	September 18, 2017
Dr. Behzad Aghazadeh

/s/ Dr. KHALID ISLAM	Director	September 18, 2017
Dr. Khalid Islam

/s/ SCOTT CANUTE	Director	September 18, 2017
Scott Canute

/s/PETER BARTON HUTT	Director	September 18, 2017
Peter Barton Hutt

/s/BRIAN A. MARKISON	Director	September 18, 2017
Brian A. Markison

Director
David M. Goldenberg

Director
Cynthia L. Sullivan

/s/MICHAEL R. GARONE	Principal Executive Officer, Vice President Finance and Chief Financial	September 18, 2017
Michael R. Garone	Officer (Principal Financial and Accounting Officer)