Form 10-Q
period 2017-09-30
IMMUNOMEDICS INC
filed 2017-11-09
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares of the registrant’s common stock outstanding as of November 6, 2017 was 152,020,576.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2017	2017
ASSETS
Current Assets:
Cash and cash equivalents	$42,959,290	$43,393,570
Marketable securities	96,675,151	111,508,225
Accounts receivable, net of allowance for doubtful accounts of $12,589 at September 30, 2017 and $9,371 at June 30, 2017	427,177	488,723
Inventory	527,685	580,016
Other receivables	27,371	13,428
Prepaid expenses	5,109,855	891,284
Other current assets	1,637,356	422,916
Total current assets	147,363,885	157,298,162
Property and equipment, net of accumulated depreciation of $29,877,759 and $29,560,955 at September 30, 2017 and June 30, 2017, respectively	5,965,459	5,245,230
Other long-term assets	30,000	30,000
Total Assets	$153,359,344	$162,573,392

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$33,397,939	$31,366,976
Warrant liabilities	165,842,874	90,706,206
Deferred revenues	154,173	170,967
Total current liabilities	199,394,986	122,244,149
Convertible senior notes – net of unamortized debt issuance costs of $346,665 at September 30, 2017 and $1,915,781 at June 30, 2017	19,653,335	98,084,219
Other liabilities	1,699,206	1,708,272
Commitments and Contingencies (Note 13)	—	—
Stockholders’ Deficit:
Convertible preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2017 and 1,000,000 shares issued and outstanding at June 30, 2017	—	10,000
Common stock, $.01 par value; authorized 250,000,000 shares; issued 152,055,301 shares and outstanding 152,020,576 shares at September 30, 2017; issued 110,344,643 shares and outstanding 110,309,918 shares at June 30, 2017	1,520,552	1,103,446
Capital contributed in excess of par	573,137,509	462,666,366
Treasury stock, at cost: 34,725 shares at September 30, 2017 and at June 30, 2017	(458,370)	(458,370)
Accumulated deficit	(640,455,447)	(521,710,899)
Accumulated other comprehensive loss	(343,710)	(302,710)
Total Immunomedics, Inc. stockholders’ deficit	(66,599,466)	(58,692,167)
Noncontrolling interest in subsidiary	(788,717)	(771,081)
Total stockholders’ deficit	(67,388,183)	(59,463,248)
Total Liabilities and Stockholders' Deficit	$153,359,344	$162,573,392

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended
	September 30,
	2017	2016
Revenues:
Product sales	$526,388	$597,514
License fee and other revenues	1,095	15,107
Research and development	163,007	129,185
Total revenues	690,490	741,806

Costs and Expenses:
Costs of goods sold	70,180	255,105
Research and development	17,341,528	14,525,864
Sales and marketing	226,100	215,856
General and administrative	4,650,303	691,584
Total costs and expenses	22,288,111	15,688,409
Operating loss	(21,597,621)	(14,946,603)
Changes in fair market value of warrant liabilities	(86,378,330)	—
Interest expense	(2,646,901)	(1,369,955)
Interest and other income, net	416,239	85,206
Loss on induced exchanges of debt	(13,005,329)	—
Insurance reimbursement	4,366,137	—
Foreign currency transaction gain, net	83,621	2,459
Loss before income tax benefit	(118,762,184)	(16,228,893)
Income tax expense	—	—
Net loss	(118,762,184)	(16,228,893)
Less: Net loss attributable to noncontrolling interest	(17,636)	(31,045)
Net loss attributable to Immunomedics, Inc. stockholders	$(118,744,548)	$(16,197,848)
Loss per common share attributable to Immunomedics, Inc. stockholders (basic and diluted):	$(0.97)	$(0.17)
Weighted average shares used to calculate loss per common share (basic and diluted)	122,550,144	95,883,729
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(73,133)	37,108
Unrealized gain (loss) on securities available for sale	32,133	(32,609)
Other comprehensive (loss) income, net of tax:	(41,000)	4,499
Comprehensive loss	(118,803,184)	(16,224,394)
Less comprehensive loss attributable to noncontrolling interest	(17,636)	(31,045)
Comprehensive loss attributable to Immunomedics, Inc. stockholders	$(118,785,548)	$(16,193,349)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(118,762,184)	$(16,228,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liabilities	86,378,330	—
Loss on induced exchanges of debt	13,005,329	—
Depreciation and amortization	212,535	225,862
Amortization of deferred revenue	(16,794)	(15,107)
Amortization of bond premiums	(14,007)	94,380
Amortization of debt issuance costs	1,569,116	182,454
Amortization of deferred rent	(9,066)	24,879
(Gain) loss on sale of marketable securities	(286)	15,040
Increase (decrease) in allowance for doubtful accounts	3,218	(10,590)
Non-cash expense related to stock compensation	583,525	774,042
Changes in operating assets and liabilities	(3,520,451)	(1,870,432)
Net cash used in operating activities	(20,570,735)	(16,808,365)
Cash flows from investing activities:
Purchases of marketable securities	(244,890)	—
Proceeds from sales/maturities of marketable securities	15,124,483	12,712,000
Purchases of property and equipment	(788,518)	(647,572)
Net cash provided by investing activities	14,091,075	12,064,428
Cash flows from financing activities:
Sale of common stock and warrants, net of related expenses	5,906,251	—
Exercise of stock options	611,670	105,133
Direct cost of raising equity	(419,054)	—
Tax withholding payments for stock compensation	(51,134)	(105,229)
Net cash provided by (used in) financing activities	6,047,733	(96)
Effect of changes in exchange rates on cash and cash equivalents	(2,353)	5,015
Net decrease in cash and cash equivalents	(434,280)	(4,739,018)
Cash and cash equivalents beginning of period	43,393,570	13,203,625
Cash and cash equivalents end of period	$42,959,290	$8,464,607
Supplemental disclosure of cash flow information:
Interest paid	$2,375,000	$2,375,000
Schedule of non-cash financing activities:
Convertible Senior Notes converted to common stock	$80,000,000	$—
Reclass of warrant liability to capital contributed in excess of par	$11,241,662	$—

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Reference is made to the Annual Report on Form 10-K, as amended on Form 10-K/A of Immunomedics, Inc., a Delaware corporation (“Immunomedics,” the “Company,” “we,” “our” or “us”), for the fiscal year ended June 30, 2017, which contains our audited consolidated financial statements and the notes thereto.

1.Business Overview and Basis of Presentation

Immunomedics is a clinical-stage biopharmaceutical company that develops monoclonal antibody-based products for the targeted treatment of cancer, autoimmune disorders and other serious diseases. Our most advanced product candidate is IMMU-132 (sacituzumab govitecan), an antibody-drug conjugate (“ADC”) that has received Breakthrough Therapy Designation (“BTD”) from the United States Food and Drug Administration (“FDA”) for the treatment of patients with metastatic triple-negative breast cancer (“mTNBC”) who have failed at least two prior therapies for metastatic disease. BTD has provided us with ready access to the FDA to discuss its Expedited Programs for Serious Conditions for IMMU-132, including the Accelerated Approval Program.

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

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and the instructions to the Quarterly Report on Form 10‑Q and Regulation S‑X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. Operating results for the three-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2018, or any other period.

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

As of September 30, 2017 the Company had $139.6 million in cash, cash equivalents and marketable securities, which we believe is sufficient to sustain the Company’s operations and research and development programs for at least the next twelve months at a level of activity sufficient to support the filing of a Biologics License Application (“BLA”) with the FDA for accelerated approval of IMMU-132 for patients with mTNBC in the U.S.; to continue manufacturing IMMU-132 at a large scale to prepare for commercial operations in the U.S.; to continue the Phase 3 ASCENT trial of IMMU-132 for mTNBC patients to support the filing of the BLA, and to initiate preparations to market IMMU-132 to mTNBC patients in the U.S. The Company believes it has sufficient funds to continue its operations and research and development programs for at least the next twelve months.

The Company will require additional funding after November 2018 to secure regulatory approval from the FDA, complete commercial preparations to market IMMU-132 to mTNBC patients in the United States, complete its clinical trials currently underway or planned, continue research and new development programs, and continue operations. Potential sources of funding include the exercise of outstanding warrants, the entrance into various potential strategic partnership transactions towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, and potential equity and debt financing.

Until the Company can generate significant cash through the exercise of outstanding warrants, the entrance into various potential strategic partnership transactions towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, or commercial operations, it expects to continue to fund its operations with its current financial resources. After November 2018, if the Company cannot obtain sufficient funding through the exercise of outstanding warrants, or through the entrance into various potential strategic partnership transactions towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, it could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that the Company will be able to raise the additional capital needed to complete its pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. The Company’s existing debt may also negatively impact the Company’s ability to raise additional capital. If the Company is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected.

2.Summary of Significant Accounting Policies

These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended on Form 10-K/A for the year ended June 30, 2017. The Company adheres to the same accounting policies in preparation of its interim financial statements.

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

Inventory

Inventory, which consists of the raw materials, work-in-process and finished product of LeukoScan®, is stated at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company will capitalize inventory costs associated with the Company’s product, IMMU-132, after regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to the realized; otherwise, such costs are expensed as research and development. In addition, the Company’s product is subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specification or become obsolete due to expiration, the Company records a charge to cost of sales sold to write down such unmarketable inventory to zero.

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

            The grant-date fair value of stock awards is based upon the underlying price of the stock on the date of grant. The grant-date fair value of stock option awards must be determined using an option pricing model. Option pricing models require the use of estimates and assumptions as to (a) the expected term of the option, (b) the expected volatility of the price of the underlying stock and (c) the risk-free interest rate for the expected term of the option. The Company uses the Black-Scholes option pricing formula for determining the grant-date fair value of such awards.

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

            The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three-month periods ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
	2017	2016
Expected dividend yield	0%	0%
Expected option term (years)	4.84	5.05
Expected stock price volatility	68%	62%
Risk-free interest rate	1.72% - 1.90%	1.16% - 1.21%

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

Income Taxes

            The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. The Company has recorded a full valuation allowance against its net deferred tax assets as of September 30, 2017.

            At June 30, 2017, the Company has available net operating loss carry forwards for federal income tax reporting purposes of approximately $371.1 million and for state income tax reporting purposes of approximately $186.0 million, which expire at various dates between fiscal 2018 and 2037. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss and research credit carry forwards may be limited if the Company experiences a change in ownership as defined in Section 382 of the Internal Revenue Code. The Company’s net operating loss carry forwards available to offset future federal taxable income arising before such ownership changes may be limited. Similarly, the Company may be restricted in using its research credit carry forwards arising before such ownership changes to offset future federal income tax expense.

            The Company’s U.S. operations and foreign jurisdictions reported a net loss for the three-month periods ended September 30, 2017 and 2016, resulting in a tax benefit that was fully offset by a valuation allowance.

            The Company has no liability for uncertain tax positions as of September 30, 2017.

Net Loss Per Share Allocable to Common Stockholders

            Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or exchange of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three-month periods ended September 30, 2017 and 2016. The common stock equivalents excluded from the diluted per share calculation are 25,685,221 and 26,762,930 shares at September 30, 2017 and 2016, respectively.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Public companies are required to adopt this standard in annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company implemented ASU 2016-09 effective July 1, 2017, which did not have a material impact on the consolidated financial statement presentation.

In February 2016, the FASB issued ASU 2016-02, “Leases” and issued subsequent amendments to the initial guidance contained within ASU 2017-13. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. The Company is assessing ASU 2016-02’s impact and will adopt it when effective.

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” and issued subsequent amendments to the initial guidance contained within ASU 2017-13, ASU 2016-20, ASU 2016-12, ASU 2016-10 and ASU 2016-08. Previous revenue recognition guidance in U.S. GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to been titled in exchange for those goods or services. In addition, ASU 2014-09 expands and enhances disclosure requirements which require disclosing sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This includes both qualitative and quantitative information. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted. The guidance permits two methods of adoption: full retrospective in which the standard is applied to all of the periods presented or modified retrospective where an entity will have to recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. The Company is currently evaluating which transition approach it will utilize and the impact of adopting ASU 2014-09 and subsequent updates will have on its consolidated financial statements and related disclosures. The Company will adopt these standards with an effective date of July 1, 2018.

3.          Marketable Securities

Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at September 30, 2017 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$32,108	$—	$(17)	$32,091
Certificate of Deposits	13,026	—	—	13,026
U.S. Government Sponsored Agencies	12,876	—	(6)	12,870
Corporate Debt Securities	28,520	—	(17)	28,503
Commercial Paper	10,181	4	—	10,185
	$96,711	$4	$(40)	$96,675

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2017 (in thousands):

		Net Carrying
	Fair Value	Amount
Due within one year	$96,675	$96,935
Due after one year through five years	—	—
	$96,675	$96,935

Marketable securities at June 30, 2017 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$35,086	$—	$(24)	$35,062
Certificate of Deposits	15,298	—	—	15,298
U.S. Government Sponsored Agencies	18,357	—	(13)	18,344
Corporate Debt Securities	32,692	—	(33)	32,659
Commercial Paper	10,144	1	—	10,145
	$111,577	$1	$(70)	$111,508

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2017 (in thousands):

		Net Carrying
	Fair Value	Amount
Due within one year	$89,477	$89,728
Due after one year through five years	22,031	22,149
	$111,508	$111,877

4.Convertible Senior Notes

In February 2015, the Company issued $100.0 million of Convertible Senior Notes (the “Convertible Senior Notes”) (net proceeds of approximately $96.3 million after deducting the initial purchasers’ fees and offering expenses) in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 144A under the Securities Act (the “Convertible Senior Notes”). The Convertible Senior Notes will mature on February 15, 2020, unless earlier purchased or converted. The debt issuance costs of approximately $3.7 million, primarily consisting of underwriting, legal and other professional fees, are amortized over the term of the Convertible Senior Notes. The Convertible Senior Notes are senior unsecured obligations of the Company. Interest at 4.75% is payable semiannually on February 15 and August 15 of each year. The effective interest rate on the Convertible Senior Note was 5.48% for the period from the date of issuance through September 30, 2017.

The Convertible Senior Notes are convertible at the option of holders into approximately 19.6 million shares of common stock at any time prior to the close of business on the day immediately preceding the maturity date. The exchange rate will initially be 195.8336 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial exchange price of approximately $5.11 per share of common stock).

If the Company undergoes a fundamental change (as defined in the indenture governing the Convertible Senior Notes), holders may require Immunomedics to purchase for cash all or part of the Convertible Senior Notes at a purchase price equal to 100% of the principal amount of the Convertible Senior Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date, subject to certain exceptions. In addition, if certain make-whole fundamental changes (as defined in the indenture governing the Convertible Senior Notes) occur, Immunomedics will, in certain circumstances, increase the exchange rate for any Convertible Note converted in connection with such make-whole fundamental change.

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

On September 21, 2017, the Company entered into separate, privately negotiated exchange agreements, (the “Exchange Agreements”) with certain holders of the Convertible Senior Notes. Under the Exchange Agreements, such holders agreed to convert an aggregate $80.0 million of Convertible Senior Notes held by them. The Company initially settled each $1,000 principal amount of Convertible Senior Notes surrendered for exchange by delivering 176.2502 shares of common stock in three tranches occurring on September 19, 2017 through September 21, 2017. In total, the Company issued an aggregate 16,799,861 in the Exchange Agreements. The shares represent an aggregate of 1,133,173 shares more than the number of shares into which the exchanged Convertible Senior Notes were convertible under their original terms. As a result of the Exchange Agreements, the Company recognized a loss on induced exchanges of debt of $13.0 million representing the fair value of the incremental consideration paid to induce the holders to exchange their Convertible Senior Notes for equity (i.e., 1,133,173 Common Shares), based on the closing market price of the Company’s Common Stock on the date of the Exchange Agreements.

As a result of the Exchange Agreements, the outstanding aggregate principal amount of the Convertible Senior Notes was reduced to $20.0 million.

Total interest expense for the Convertible Senior Notes for the three-month periods ended September 30, 2017 and 2016 was $2.6 million and $1.4 million, respectively. Included in interest expense is the amortization of debt issuance costs of $1.6 million ($1.4 million of which related to the accelerated amortization of debt issuance costs associated with the $80.0 million exchange of Convertible Senior Notes in September 2017) and $0.2 million for three-month periods ended September 30, 2017 and 2016, respectively.

5. Warrant Liabilities

In connection with a public offering conducted during October 2016, the Company issued warrants that contain net cash settlement provisions. Additionally, in connection with a stock purchase agreement entered into with Seattle Genetics, Inc. during February 2017 (the “SGEN Warrant”), the Company issued warrants that also have similar net cash settlement provisions. Accordingly, as of September 30, 2017, both warrants do not meet the criteria for classifications as equity and are recorded as liabilities on the Company’s balance sheet. The Company recorded these warrants as liabilities at their fair values as calculated at their respective dates of inception. The change in the fair value of each warrant is measured, and booked as an income or expense to adjust the warrant liability on a periodic basis at the end of each fiscal quarter or upon exercise of the warrants.

On July 18, 2017, and September 1, 2017, 900,000 and 675,000 warrants, both related to the October 2016 offering were exercised, respectively.  The fair value of the aggregate 1,575,000 exercised warrants increased $2.6 million from June 30, 2017 to the dates of exercise which has been recognized in the accompanying condensed consolidated statements of comprehensive loss. The fair value of the warrants at the exercise dates of $11.2 million was reclassified to Capital Contributed in Excess of Par.

The Company uses Level 2 inputs for its valuation methodology for the warrant liabilities. The estimated fair value was determined using a Black-Scholes valuation model based on various assumptions. The warrant liabilities are adjusted to reflect estimated fair value at each period end, with any changes in the fair value being recorded in changes in fair value of warrant liabilities.

The estimated fair value of the warrant liabilities was approximately $165.8 million and $90.7 million, as of September 30, 2017 and June 30, 2017, respectively. The change in fair value of the warrant liabilities for the three month period ended September 30, 2017 was approximately $86.4 million.

6.Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, warrant liability and Convertible Senior Notes. The carrying amount of accounts receivable, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments as of September 30, 2017 and June 30, 2017.

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

Financial instruments recorded on the condensed consolidated balance sheets as of September 30, 2017 and June 30, 2017 are categorized based on the inputs to the valuation techniques as follows (in thousands):

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

Cash equivalents and marketable securities:

	($ in thousands)
September 30, 2017	Level 1	Level 2	Level 3	Total
Money Market Funds Note (a)	$39,166	$—	$—	$39,166
Marketable Securities:
U.S. Treasury Bonds	32,091	—	—	32,091
Certificate of Deposits	13,026	—	—	13,026
U.S. Government Sponsored Agencies	12,870	—	—	12,870
Corporate Debt Securities	28,503	—	—	28,503
Commercial Paper	10,185	—	—	10,185
Total	$135,841	$—	$—	$135,841

	($ in thousands)
June 30, 2017	Level 1	Level 2	Level 3	Total
Money Market Funds Note (a)	$36,776	$—	$—	$36,776
Marketable Securities:
U.S. Treasury Bonds	35,062	—	—	35,062
Certificate of Deposits	15,298	—	—	15,298
U.S. Government Sponsored Agencies	18,344	—	—	18,344
Corporate Debt Securities	32,659	—	—	32,659
Commercial Paper	10,145	—	—	10,145
Total	$148,284	$—	$—	$148,284

(a)	The money market funds noted above are included in cash and cash equivalents.

Convertible Senior Notes

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows (in thousands):

	As of September 30, 2017		As of June 30, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Convertible Senior Notes	$19,653	$54,374	$98,084	$180,950

The fair value of the Convertible Senior Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Senior Notes observed in market trading which are Level 2 inputs.

Warrant Liabilities

The Company has determined its warrant liabilities to be a Level 2 fair value measurement and used the Black Scholes valuation model to calculate the fair value as of September 30, 2017 and June 30, 2017:

At the measurement dates, the Company estimated the fair value for the warrants based on Black-Scholes valuation model and using the following assumptions:

	September 30,	September 30,	June 30,	June 30,
	2017 (1)	2017 (2)	2017 (1)	2017 (2)
Risk-free interest rate	1.06%	1.31%	1.14%	1.38%
Expected remaining term	0.26 years	1.03 years	0.51 years	1.28 years
Expected volatility	63.73%	70.69%	69.34%	73.85%
Dividend yield	0%	0%	0%	0%

(1)	Represents the fair value assumptions for the warrants issued in connection with February 10, 2017 stock purchase agreement.
(2)	Represents the fair value assumptions for the warrants issued in connection with October 11, 2016 on public offering.

The following table sets forth the changes in the fair value for the warrant liability during the three-month period ended September 30, 2017 ($ in thousands):

	Warrants	Level 2
Fair value – June 30, 2017	18,655,804	$90,706
Reclass of warrant liability to capital contributed in excess of par due to exercise	(1,575,000)	(11,241)
Change in fair value	—	86,378
Fair value – September 30, 2017	17,080,804	$165,843

7.Stockholders’ Deficit

At the June 29, 2017 Special Meeting, the Company’s stockholders approved the amendment and restatement of the Company’s Certificate of Incorporation to increase the maximum number of shares of the Company’s stock authorized up to 260,000,000 shares of stock consisting of 250,000,000 shares of common stock and 10,000,000 shares of preferred stock, (the “Charter Amendment”). Previously the Company’s Certificate of Incorporation authorized up to 165,000,000 shares of capital stock, consisting of 155,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Preferred Stock

The Certificate of Incorporation of the Company authorizes 10,000,000 shares of preferred stock, $.01 par value per share. The preferred stock may be issued from time to time in one or more series, with such distinctive serial designations, rights and preferences as shall be determined by the Board of Directors.

On May 10, 2017, the Company issued in a private placement 1,000,000 shares (the “Preferred Shares”) of the Company’s Series A-1 Convertible Preferred Stock at a price of $125 per share for gross proceeds to the Company of $125 million, before deducting fees and expenses. Each Preferred Share was exchanged into 23.10536 shares of common stock (or an aggregate of 23,105,348 shares of common stock). The exchange price per share of common stock was $5.41.

Following the June 29, 2017 Special Meeting and filing the Charter Amendment with the State of Delaware, the Company had authorized a sufficient number of unreserved shares of common stock to permit the exchange of the Preferred Shares. On July 31, 2017, the Company filed a registration statement on Form S-3 to register for resale the 23,105,360 shares of the Company’s common stock issuable upon the exchange of the Series A-1 Convertible Preferred Stock. The Preferred Shares converted to shares of common stock on August 24, 2017. The registration statement was declared effective on September 19, 2017.

Common stock

On February 10, 2017, in connection with the execution of a License Agreement, the Company entered into the Securities Purchase Agreement (“SPA”) with Seattle Genetics Inc. (“Seattle Genetics”). Under the SPA, Seattle Genetics purchased 3,000,000 shares (the “Common Shares”) of the Company’s common stock at a price of $4.90 per share, for aggregate proceeds of $14.7 million. Concurrently with the sale of the Common Shares, pursuant to the SPA, the Company also agreed to issue the three-year warrant to purchase an aggregate of 8,655,804 shares of common stock. On July 31, 2017, the Company filed a registration statement on Form S-3 to register the resale of 3,000,000 shares of Company’s common stock and 8,655,804 shares of common stock issuable upon the exercise of the warrants (in addition to the shares issuable upon the exchange of our Series A-1 Convertible Preferred Stock, as discussed above). The warrant was issued and became exercisable for cash on February 16, 2017 and was originally exercisable until February 10, 2020. On May 4, 2017, the Company and Seattle Genetics entered into a Termination Agreement, pursuant to which the Company and Seattle Genetics relinquished their respective rights under the License Agreement and agreed to amend the terms of the warrant to amend the expiration date from February 10, 2020 to December 31, 2017.

On October 11, 2016, the Company completed an underwritten public offering of 10 million shares of its common stock and accompanying warrants to purchase 10 million shares of common stock at a purchase price of $3.00 per unit, comprised of one share of common stock and one warrant. The Company received gross and net proceeds of $30.0 million and approximately $28.6 million, respectively after deducting the underwriting discounts and commissions and estimated expenses related to the offering payable. The warrants became exercisable six months following the date of issuance, and will expire on the second anniversary of the date of issuance and have an exercise price of $3.75. On the date of issuance, the fair value of these warrants was determined to be $7.3 million and recognized as a liability. The shares of common stock were sold pursuant to an effective shelf registration statement filed with the SEC. The warrants under certain situations require cash settlement by the Company. On July 18, 2017 and September 1, 2017, 900,000 and 675,000 warrants were exercised, respectively. The fair value of the 1,575,000 exercised warrants increased $2.6 million from June 30, 2017 to the dates of exercise which has been recognized in the accompanying condensed consolidated statements of comprehensive loss. The fair value of the warrants liabilities at the exercise dates of $11.2 million was reclassified to capital contributed in excess of par.

8.Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Currency	Net Unrealized Gains	Accumulated Other
	Translation	(Losses) on Available-	Comprehensive
	Adjustments	for-Sale Securities	(Loss) Income
Balance, July 1, 2017	$(234)	$(69)	$(303)
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(73)	32	(41)
Net current-period other comprehensive income	(73)	32	(41)
Balance, September 30, 2017	$(307)	$(37)	$(344)
Balance, July 1, 2016	$(172)	$40	$(132)
Other comprehensive income before reclassifications	—	(48)	(48)
Amounts reclassified from accumulated other comprehensive income (a)	37	15	52
Net current-period other comprehensive income	37	(33)	4
Balance, September 30, 2016	$(135)	$7	$(128)

(a)

For the three-month periods ended September 30, 2017 and 2016, less than $1 thousand and $15 thousand was reclassified from accumulated other comprehensive loss to interest and other income, respectively.

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

Under the Plan option awards are generally granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. Those option awards generally vest based on four years of continuous service and have seven year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant, are vested on the first anniversary of the date of grant, provided that such Board members remain Board members on such date, and have seven year contractual terms. At September 30, 2017 there were 14,028,257 shares of common stock reserved for possible future issuance under the Plan, both currently outstanding (4,687,745 shares) and those available to be issued for future grants (9,340,512 shares).

The weighted average fair value at the date of grant for options granted during the three-month periods ended September 30, 2017 and 2016 were $4.95 and $1.75 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding and the expected stock price volatility is based on the Company’s daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the three-month period ended September 30, 2017 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
				(in 000’s)
Outstanding, July 1, 2017	2,893,240	$3.48
Granted	179,289	$8.94
Exercised	(166,330)	$3.68
Cancelled or forfeited	(14,750)	$3.41
Outstanding, September 30, 2017	2,891,449	$3.80	3.93	$29,424
Exercisable, September 30, 2017	2,396,914	$3.40	3.52	$25,359

A summary of the Company’s non-vested restricted and performance stock units at September 30, 2017, and changes during the three-month period ended September 30, 2017 are presented below:

		Weighted-Average
		per Share of
Outstanding Non-Vested		Market Value on
Restricted and Performance Stock Units	Number of Awards	Grant Date
Non-vested at July 1, 2017	1,500,000	$2.28
Restricted Units Granted(a)	35,366	$8.46
Non-vested at September 30, 2017	1,535,366	$2.42

(a)

For the three-month period ended September 30, 2017, 35,366 restricted stock units were awarded to the Company’s Chief Financial Officer, Chief Business Officer and one member of the Company’s Board of Directors.

The Company has 2,029,901 non-vested options, restricted stock units and performance stock units outstanding as of September 30, 2017. As of September 30, 2017, there was $2.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 1.53 years. The Company recorded $0.6 million and $0.8 million for total stock-based compensation expense for employees, executive officers and non-employee Board members for the three-month periods ended September 30, 2017 and 2016, respectively.

On August 20, 2015, the Company awarded an additional 214,205 restricted stock units to certain executive officers of the Company at the closing price on that date ($1.76 per share). These restricted stock units will vest over a four year period. As of September 30, 2017, there was $0.2 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan for these executive officers, excluding performance stock units. The cost is being recognized over a weighted-average period of 1.47 years. The Company recorded $32 thousand and $0.2 million for stock-based compensation expense for restricted stock units for the three-month periods ended September 30, 2017 and 2016, respectively.

As part of the Amended and Restated Employment Agreement with Dr. Goldenberg, the Company’s Chief Scientific Officer and Chief Patent Officer, which became effective July 1, 2015, (see Note 13), Dr. Goldenberg received a grant of 1,500,000 restricted stock units (the “Restricted Stock Units”), which shall vest, if at all, after the three (3) year period commencing on the grant date of July 14, 2015, provided the applicable milestones based on achievement of certain market conditions (stock prices) are met and conditioned upon Dr. Goldenberg's continued employment through the vesting period, subject to the terms and conditions of the Restricted Stock Units Notice and the Restricted Stock Units Agreement and such other terms and conditions as set forth in the grant agreement. The Company recorded $0.3 million for the stock-based compensation for the three-month periods ended September 30, 2017 and 2016. There is $0.9 million of total unrecognized compensation cost related to these non-vested Restricted Stock Units granted as September 30, 2017. That cost is being recognized over a remaining weighted-average period of 0.79 years. The Company believes that a change in control occurred on or before May 4, 2017, as defined in Dr. Goldenberg's employment agreement, as a result of the new Board of Directors being seated. According to the terms of his employment agreement and notice of award, the Company believes that these 1.5 million restricted stock units did not vest since at the time of the change in control the actual price per share of the common stock had not achieved the specified target price required to trigger the vesting of the Restricted Stock Units. The Company understands that Dr. Goldenberg contests the Company’s interpretation of both the timing of the change in control and the vesting requirements of the Restricted Stock Units upon a change in control. The 1.5 million Restricted Stock Units are the subject of arbitration.

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

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the three -months ended September 30, 2017 and 2016, respectively ($ in thousands):

	As of and for the three months ended
	September 30, 2017
	United
	States	Europe	Total
Total assets	$151,917	$1,442	$153,359
Property and equipment, net	5,877	88	5,965
Revenues	164	526	690
Loss before taxes	(118,752)	(10)	(118,762)

	As of and for the three months ended
	September 30, 2016
	United
	States	Europe	Total
Total assets	$39,341	$1,268	$40,609
Property and equipment, net	4,405	73	4,478
Revenues	144	598	742
Loss before taxes	(16,100)	(129)	(16,229)

11.Related Party Transactions

Certain of the Company’s affiliates, including members of its senior management and Board, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest. These include certain companies, with which the Company does business, including the Center for Molecular Medicine and Immunology (“CMMI”), which has ceased operations, and IBC Pharmaceuticals, Inc., a majority-owned subsidiary.

The Company incurred $2 thousand and $3 thousand of legal expenses on behalf of CMMI for patent related matters for each of the three-month periods ended September 30, 2017 and 2016, respectively. The Company has first rights to license those patents, and may decide whether or not to support them.

For each of the three-month periods ended September 30, 2017 and 2016, Dr. Goldenberg received approximately $10 thousand, in compensation for his services to IBC.

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

In January 2017 and 2016, the Company recorded revenue of $0.3 million representing an anniversary payment under the agreement. This agreement has been extended to December 30, 2018 and, as amended, provides for the Company to receive a similar anniversary payment of $0.3 million in January 2018.

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

On November 2, 2017 a stipulation and agreement of settlement, compromise, and release (the “Settlement Agreement”) was entered into between Dr. Goldenberg and other parties as described in Note 14 below. Effective immediately upon execution of the Settlement Agreement, Dr. Goldenberg resigned from all officer and other positions of the Company and all director, officer and other positions at any of the Company’s affiliates (other than Dr. Goldenberg’s position as a member of the board of directors of IBC Pharmaceuticals, the Company’s majority owned U.S. subsidiary). The Settlement Agreement provides that Dr. Goldenberg will abide by all post-termination covenants and obligations contemplated by the Amended and Restated Goldenberg Agreement. In exchange for a release of claims as required by the Amended and Restated Goldenberg Agreement and subject to compliance with the terms of the Settlement Agreement, Dr. Goldenberg is entitled to (i) termination payments in accordance with the Amended and Restated Goldenberg Agreement for a termination without Good Cause after a Change in Control, (ii) accelerated vesting or extension of exercise period for equity awards already earned, pursuant to the Amended and Restated Goldenberg Agreement, (iii) COBRA payments, and (iv) royalties or payment in accordance with existing agreements. The foregoing cash payments accumulate to approximately $2.4 million. In addition to these amounts an additional cash payment of approximately $1.8 million is in dispute. Additionally, the vesting of the grant of 1,500,000 Restricted Stock Units to Dr. Goldenberg under the terms of the Amended and Restated Goldenberg Agreement, is also in dispute.

The Parties to the Settlement Agreement, have agreed to arbitrate these disputes. The Company has agreed to pay the arbitrator in full for such arbitration, as well as reasonable attorneys’ fees and expenses incurred by Dr. Goldenberg and Ms Sullivan in connection with any such arbitration, up to a maximum amount of $650,000 combined. As of September 30, 2017 no expenses have been incurred regarding such arbitration.

Under the Settlement Agreement Dr. Goldenberg is eligible to receive royalty payments on royalties received by the Company. For each fiscal year the Company shall pay Dr. Goldenberg a sum equal to a percentage of the annual royalties the Company receives on each of the products for which Dr. Goldenberg is an Inventor, and all products using, related to or derived from products for which Dr. Goldenberg is an Inventor. The percentage of royalties that the Company will pay to Dr. Goldenberg on each patented product will be determined based on the percentage of royalties that the Company must pay to external third parties, and payments are to continue for the life of the patent, as defined in the Amended and Restated Goldenberg Agreement.

In the event the Company completes a disposition of the Company’s undeveloped assets for which Dr. Goldenberg was an Inventor, the Company will pay Dr. Goldenberg a sum equal to at least twenty percent or more of the consideration the Company receives from each disposition. The Company’s obligation to compensate Dr. Goldenberg upon dispositions of undeveloped assets applies to all dispositions of such assets completed within the contract term or within three years thereafter, even if the Company actually receives the consideration at some time after the three (3) year period elapses.

For the 2017 and 2016 fiscal years, Dr. Goldenberg received the minimum payment under the Amended and Restated Goldenberg Agreement. Dr. Goldenberg also is compensated by IBC Pharmaceuticals as discussed in greater detail below.

Cynthia L. Sullivan

Effective July 1, 2014, the Company entered into the Fifth Amended and Restated Employment Agreement with Cynthia L. Sullivan pertaining to Ms. Sullivan’s service to the Company as the Company’s

President and Chief Executive Officer (the “Amended Sullivan Agreement”). The Amended Sullivan Agreement expired in accordance with its terms on July 1, 2017.

On November 2, 2017 the Settlement Agreement was entered into (see Note 14 below) by Ms. Sullivan and other parties. Immediately upon the execution of the Settlement Agreement, Ms. Sullivan resigned from her position as a director of the Company and to resign from all office and director positions with any of the Company’s affiliates, effective as of the date of the Settlement Agreement. The Settlement Agreement provides that Ms. Sullivan will abide by all post-termination covenants and obligations contemplated by the Amended Sullivan Agreement. In exchange for a release of claims as required by the Amended Sullivan Agreement and subject to compliance with the terms of the Settlement Agreement, Ms. Sullivan will be entitled to (i) termination payments in accordance with the Amended Sullivan Agreement for a termination without Good Cause after a Change in Control, (ii) accelerated vesting or extension of the exercise period for equity awards already earned, pursuant to the Amended Sullivan Agreement, and (iii) COBRA payments. The foregoing cash payments accumulate to approximately $3.1 million. In addition to this amount, an additional cash payment of $0.9 million is in dispute.

The Parties to the Settlement Agreement have agreed to arbitrate this dispute. The Company has agreed to pay in full the arbitrator in such arbitration as well as reasonable attorneys’ fees and expenses incurred by Dr. Goldenberg and Ms. Sullivan in connection with any such arbitration, up to a maximum amount of $650,000 combined. As of September 30, 2017 no expenses have been incurred regarding such arbitration.

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

c. Legal Matters

The following is a summary of legal matters that are outstanding:

Patent litigation:

Immunomedics filed a first amended complaint on October 22, 2015 and a second amended complaint on January 14, 2016 in the United States District Court for the District of New Jersey, against Roger Williams Medical Center (“RWMC”), Richard P. Junghans, M.D., Ph.D. and Steven C. Katz, M.D., seeking lost profits, unjust enrichment damages and compensatory damages resulting from the infringement of its patents. The second amended complaint alleges that RWMC and Dr. Junghans breached a Material Transfer Agreement (“MTA”) through which it provided to them a monoclonal antibody known as MN-14 and related materials. Defendants are alleged to have breached the MTA and to have been negligent by, among other things, using the materials beyond the agreed-upon Research Project, sharing confidential information, failing to provide Immunomedics with a right of first refusal, failing to notify Immunomedics of intended publications prior to publishing, and refusing to return the materials upon request. Immunomedics also asserts defendants: claims of conversion, tortious interference, unjust enrichment, and infringement of three patents owned by Immunomedics. On January 28, 2016, defendants filed an Answer to the Second Amended Complaint. On October 12, 2016, Immunomedics filed a Third Amended Complaint, and further added as defendants Sorrento Therapeutics, Inc. and its subsidiaries TNK Therapeutics, Inc., BDL Products, Inc., and CARgenix Holdings, LLC. Defendants Junghans, Katz, and RWMC subsequently moved to dismiss for failure to state a claim on November 14, 2016, but this motion was denied on January 4, 2017. On December 2, 2016, Sorrento, TNK, BDL, and CARgenix moved to dismiss for lack of personal jurisdiction over them in New Jersey. The court granted this motion on January 25, 2017. On January 20, 2017, the court held a Markman hearing to construe the claims in the patents in suit. On February 28, 2017, the court issued an opinion and order finding, inter alia, that the term “effective amount” in the patents in suit is not indefinite and should be given its plain and order meaning, as proposed by Immunomedics, of “an amount capable of producing the claim result.” On May 11, 2017, the court entered an order referring the matter to mediation and designating Garrett E. Brown, Jr. (ret.) as the mediator.  The mediation did not result in a settlement.  The court entered a Supplemental Scheduling Order on October 10, 2017, which, inter alia, set a fact discovery end date of December 15, 2017.

Stockholder complaints:

Class Action Stockholder Federal Securities Cases

Two purported class action cases have been filed in the United States District Court for the District of New Jersey; namely, Fergus v. Immunomedics, Inc., et al., No. 2:16-cv-03335, filed June 9, 2016; and Becker v. Immunomedics, Inc., et al., No. 2:16-cv-03374, filed June 10, 2016. These cases arise from the same alleged facts and circumstances, and seek class certification on behalf of purchasers of our common stock between April 20, 2016 and June 2, 2016 (with respect to the Fergus matter) and between April 20, 2016 and June 3, 2016 (with respect to the Becker matter). These cases concern the Company's statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 American Society of Clinical Oncology ("ASCO") conference in Chicago, Illinois. The complaints allege that these statements were false and misleading in light of June 2, 2016 reports that ASCO had cancelled the presentation because it contained previously reported information. The complaints further allege that these statements resulted in artificially inflated prices for our common stock, and that the Company and certain of its officers are thus liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. An order of voluntarily dismissal without prejudice was entered on November 10, 2016 in the Becker matter. An order granting motion to consolidate cases, appoint lead plaintiff, and approve lead and liaison counsel was entered on February 7, 2017 in the Fergus matter. A consolidated complaint was filed on October 4, 2017. As of the date hereof, service has not been made on the Company.

Stockholder Derivative Action in the Superior Court of New Jersey

On October 3, 2016, plaintiff commenced an action captioned Rosenfeld v. Goldenberg, et al., No. L-2200-16, alleging the same underlying facts and circumstances as in the pending federal securities class action, the Fergus matter. Specifically, this action concerns the Company’s statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 ASCO conference in Chicago, Illinois. The complaint alleges that these statements were false and misleading in light of the June 2, 2016 reports that ASCO had cancelled the presentation because it contained previously reported information. The complaint further alleges that these statements resulted in artificially inflated prices for our common stock, and that certain directors and officers of the Company breached their fiduciary duties to the Company. In addition to monetary damages, the complaint seeks to require the Company to reform its corporate governance and internal procedures. Service was effectuated on all defendants on April 7, 2017. Defendants moved to dismiss the complaint on June 19, 2017.  In lieu of responding, an amended complaint was filed on October 13, 2017.

John Neff was substituted for plaintiff Seymour Rosenfeld in the amended complaint. Defendants are to respond to the amended complaint on or before December 4, 2017.

Class Action Stockholder Claim in the Court of Chancery of the State of Delaware

On December 13, 2016, plaintiff commenced an action seeking to compel an annual meeting and relief for breaches of fiduciary duty for not holding such a meeting, captioned Desanctis v. Goldenberg, C.A. No. 12981-VCL (Del. Ch. Ct.), alleging that the Company's Board of Directors failed to comply with Delaware law and breached their fiduciary duties when it rescheduled the Immunomedics 2016 Annual Meeting of Stockholders from December 14, 2016 to February 16, 2017. On December 22, 2016, the Delaware Court of Chancery refused to schedule an expedited hearing in the action and concluded that plaintiff failed to carry his burden of demonstrating that he had pleaded a colorable claim and that there was a threat of irreparable harm. The Court further stated that the Complaint failed to demonstrate that the Board's actions were unreasonable when it rescheduled the Annual Meeting in response to venBio Select Advisor LLC’s (“venBio”) proxy contest.

Stockholder Claim in the Court of Chancery of the State of Delaware

On February 13, 2017, venBio commenced an action captioned venBio Select Advisor LLC v. Goldenberg, et al., C.A. No. 2017-0108-VCL (Del. Ch.) (the “venBio Action”), alleging that Company’s Board breached their fiduciary duties when the Board (i) amended the Company’s Amended and Restated By-laws (the “By-Laws”) to call for a plurality voting regime for the election of directors instead of majority voting, and providing for mandatory advancement of attorneys’ fees and costs for the Company’s directors and officers, (ii) rescheduled the Company’s 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”) from December 14, 2016 to February 16, 2017, and then again to March 3, 2017, and (iii) agreed to the proposed Licensing Transaction with Seattle Genetics. venBio also named Seattle Genetics as a defendant and sought an injunction preventing the Company from closing the licensing transaction with Seattle Genetics. On March 6, 2017, venBio amended its complaint, adding further allegations.  The Court of Chancery entered a temporary restraining order on March 9, 2017, enjoining the closing of the Licensing Transaction. venBio amended its complaint a second time on April 19, 2017, this time adding Greenhill & Co. Inc. and Greenhill & Co. LLC (together “Greenhill”), the Company’s financial advisor on the Licensing Transaction, as an additional defendant. On May 3, 2017, venBio and the Company and individual defendants Dr. Goldenberg, Ms. Sullivan and Mr. Brian Markison, a director of the Company (collectively, the “Individual Defendants”) entered into the Initial Term Sheet. On June 8, 2017, venBio, the Company and Greenhill entered into the Greenhill Term Sheet. Pursuant to the Settlement Agreement, if the Court of Chancery approves the settlement, all claims that were asserted by venBio against the Individual Defendants or Greenhill in the venBio Action will be released. The claims asserted against the remaining individual defendants (former directors Robert Forrester, Jason Aryeh, Geoff Cox and Bob Oliver) will remain stayed pending non-binding mediation.

Lawsuit Against venBio Select Advisor LLC in the U.S. District Court (Delaware) (the “District Court”)

On February 17, 2017, the Company commenced an action captioned Immunomedics, Inc. v. venBio Select Advisor LLC, No. 17-176-LPS (D. Del.) (the “Federal Action”), seeking for the District Court to invalidate the proxies solicited by venBio in furtherance of its contest for the election of directors of the Company. The Company named as defendants venBio and its then-nominees, Behzad Aghazadeh, Scott Canute, Peter Barton Hutt, and Khalid Islam. The Company alleged that venBio had conducted its proxy contest and solicited proxies in violation of the federal securities laws and regulations, namely by failing to timely file a Schedule 13D form indicating venBio’s intent to effectuate change at the Company, publishing early voting results of the Company’s annual election of directors, publishing improper statements about the then-incumbent Board, forming a “group” of like-minded stockholders without publicly disclosing the group, and soliciting proxies without disclosing the solicitations to the SEC. On February 21, 2017, the Company sought an injunction preventing, among other things, the venBio nominees from benefiting from the allegedly illegal shadow proxy contest, including, but not limited to, by asserting any claimed right to take office as a member of the Board until venBio made corrective disclosures and the stockholders were permitted time to consider them. On March 2, 2017, the District Court denied the Company the requested relief. On April 6, 2017, the District Court entered a stipulation and order pursuant to which the Company’s claims were voluntarily dismissed without prejudice. On April 17, 2017, Dr. Goldenberg, the Company’s Chief Scientific Officer and Chief Patent Officer and director, notified the District Court that he may maintain the claims initially brought by the Company. Pursuant to the Settlement Agreement, all claims that were or could have been asserted in the Federal Action have been released.  Upon execution of the Settlement Agreement, the parties submitted a stipulation dismissing the Federal Action with prejudice. On November 2, 2017, the District Court closed the Federal Action.

Lawsuit Challenging the Results of the 2016 Election of Directors

On March 3, 2017, six of the seven then-incumbent members of the Company’s Board commenced an action captioned Goldenberg, et al. vs Aghazadeh, et al., C.A. No. 2017-0163-VCL (Del. Ch.) (the “225 Action”), challenging the results of the election of directors at the 2016 Annual Meeting that took place on March 3, 2017, in which all four of venBio’s nominees won seats on the Company’s Board. The director-plaintiffs named as defendants venBio and its then-nominees, Behzad Aghazadeh, Scott Canute, Peter Barton Hutt, and Khalid Islam. The incumbent directors alleged the same underlying facts as the Company alleged in its lawsuit against venBio in federal court. On March 13, 2017, the Court of Chancery entered an order (the “Status Quo Order”) seating all four venBio nominees (with the three incumbent directors who also won election (based on the plurality vote standard), the “Status Quo Board”) and limiting the Company’s Board to actions within the “ordinary course of business,” unless either waived by the parties on a case-by-case basis or ordered by the Court of Chancery. On March 24, 2017, the defendants, venBio and its four nominees, moved to dismiss the action. The plaintiffs in the action have opposed this motion to dismiss, which remains pending. On April 7, 2017, three of the six plaintiffs voluntarily withdrew their claims, leaving Dr. Goldenberg, Ms. Sullivan and Mr. Markison as plaintiffs. On April 20, 2017, the parties agreed to permit the Status Quo Board to explore a potential financing plan for the Company and negotiate a termination of the Licensing Transaction. On May 3, 2017, the Parties entered into the Initial Term Sheet, pursuant to which, among other things, the Parties agreed to submit to the Court of Chancery a stipulation and proposed order lifting the Status Quo Order . On May 4, 2017, the Parties submitted that stipulation, which confirmed that the Status Quo Board is the lawful Board of the Company. Pursuant to the Settlement Agreement, all claims that were or could have been asserted in the 225 Action have been released.  Upon execution of the Settlement Agreement, the parties submitted a stipulation dismissing the 225 Action with prejudice. On November 6, 2017 the Court of Chancery entered an Order dismissing the 225 Action with prejudice.

Material supplier litigation:

On July 21, 2017, Lonza Sales AG (“Lonza”) commenced an action captioned Lonza Sales AG v. Immunomedics, Inc., United States District Court for the Southern District of New York, 1:17-cv-05384 regarding the development and manufacturing of an antibody intermediate (the “Product”) pursuant to a Development and Manufacturing Services Agreement (the “MSA”) dated on or about October 2015.  Specifically, the disputes that have arisen between Lonza and the Company with respect to the MSA, include, but are not limited to: (i) the Company’s alleged failure and refusal to pay for Lonza’s services, and, delivery of the Product; and (ii) Lonza’s failure to provide the Product in an acceptable condition for the

Company’s use.  On or about September 29, 2017 the Court dismissed this action without prejudice for lack of jurisdiction. The Company expresses no opinion as to the probable outcome of this dispute.

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

14.Subsequent Events

Settlement Agreement

On November 2, 2017 (the “Settlement Date”), the Company, venBio, Dr. Goldenberg, Ms. Sullivan, Mr. Markison, and Greenhill (collectively the “Parties”), entered into the Settlement Agreement. The terms and conditions of the Settlement Agreement supersede the binding settlement term sheet entered into on May 3, 2017, by and among the Company, venBio, Dr. Goldenberg, Ms. Sullivan and Mr. Markison (the “Initial Term Sheet”), and the second term sheet entered into on June 8, 2017, by and among the Company, venBio and Greenhill (the “Greenhill Term Sheet”).

Resolution of Litigation

The Settlement Agreement includes (i) a mutual release of all claims that were or could have been asserted in the Federal Action or in the 225 Action (each as defined in Item 8.01 hereof) and (ii) a comprehensive release of all direct and derivative claims that have been or could be asserted by or on behalf of (a) venBio or the Company, whether known or unknown, against Greenhill, Dr. Goldenberg, Ms. Sullivan and Mr. Markison and their affiliates and related persons, (b) Dr. Goldenberg, Ms. Sullivan or Mr. Markison, whether known or unknown, against venBio or the Company and their affiliates and related persons, and (c) Greenhill, whether known or unknown, against venBio, the Company, Dr. Goldenberg, Ms. Sullivan and Mr. Markison and their affiliates and related persons, relating to the Company’s private placement of $125 million of Series A-1 Convertible Preferred Stock, the 2016 Annual Meeting (defined below), the proxy contest waged by venBio in advance of the 2016 Annual Meeting, the engagement of Greenhill, the settlement of the venBio Action, the licensing transaction with Seattle Genetics, Inc. (“Seattle Genetics”), and the Termination Agreement, dated May 4, 2017, between the Company and Seattle Genetics. The settlement of claims against Greenhill, Dr. Goldenberg, Ms. Sullivan and Mr. Markison in the venBio Action are subject to approval of the Court of Chancery (the first business day after such approval becomes final and unappealable is referred to herein as the “Effective Date”). The Settlement Agreement contemplates that the venBio Action will remain stayed and that the Company and venBio will submit the claims that remain pending against the remaining individual defendants (former directors Robert Forrester, Jason Aryeh, Geoff Cox and Bob Oliver) to non-binding mediation.

Subject to approval by the Court of Chancery the Company agreed to reimburse venBio Select for reasonable fees and expenses it incurred in connection with the venBio Action. The Company has also agreed to reimburse venBio Select for reasonable fees and expenses it incurred in connection with the 225 Action and the Federal Action.

Indemnification

The Settlement Agreement provides that the Company will, to the extent not covered by the Company’s insurance policies, (i) indemnify Dr. Goldenberg, Ms. Sullivan and Mr. Markison from attorneys’ fees and expenses or other losses in connection with the Actions, and (ii) reimburse and indemnify Dr. Goldenberg and Ms. Sullivan for legal fees for actions taken with respect to the Actions and negotiation of the Settlement Agreement. The Settlement Agreement provides that the indemnification agreements entered into between the Company and each of Dr. Goldenberg, Ms. Sullivan and Mr. Markison on or about February 9, 2017 shall be terminated and not apply to acts, transactions, legal fees or expenses incurred after the Effective Date.

Intellectual Property Assignments

Pursuant to the Settlement Agreement, Dr. Goldenberg and Ms. Sullivan have assigned all global intellectual property rights existing as of the Settlement Date, other than express rights to royalties pursuant to existing agreements with the Company and Dr. Goldenberg’s patent and related intellectual property relating to cyber space medicine, to the Company, and have agreed to perform all acts reasonably requested by the Company to perfect title in and to all such assigned intellectual property.

Sullivan Resignation

Pursuant to the Settlement Agreement, on the Settlement Date, Ms. Sullivan resigned from all director, officer and other positions of the Company and any of its affiliates.  The Settlement Agreement provides that Ms. Sullivan will abide by all post-termination covenants and obligations contemplated by her employment agreement with the Company (the “Sullivan Agreement”). The Company will pay Ms. Sullivan any accrued and unpaid salary, pension and welfare benefits through July 1, 2017. In exchange for a release of claims as required by the Sullivan Agreement and subject to compliance with the terms of the Settlement Agreement, Ms. Sullivan is entitled to (i) termination payments in accordance with the Sullivan Agreement for a termination without Cause after a Change in Control, (ii) accelerated vesting or extension of the exercise period for equity awards already earned, pursuant to the Sullivan Agreement, and (iii) COBRA payments.  The foregoing cash payments accumulate to approximately $3.1 million.

Goldenberg Resignation

Pursuant to the Settlement Agreement, on the Settlement Date, Dr. Goldenberg resigned from all officer and other positions of the Company and all director, officer and other positions at any of the Company’s affiliates (other than Dr. Goldenberg’s position as a member of the board of directors of IBC Pharmaceuticals, the Company’s majority owned U.S. subsidiary), but will remain a director of the Company until his successor is elected and qualified or until his earlier resignation or removal.  The Settlement Agreement provides that Dr. Goldenberg will abide by all post-termination covenants and obligations contemplated by the Goldenberg Agreement. The Company will pay Dr. Goldenberg certain Guaranteed Payments (as defined in the Goldenberg Agreement) through the Settlement Date. In exchange for a release of claims as required by the Goldenberg Agreement and subject to compliance with the terms of the Settlement Agreement, Dr. Goldenberg is entitled to (i) termination payments in accordance with the Goldenberg Agreement for a termination without Cause after a Change in Control, (ii) accelerated vesting or extension of exercise period for equity awards already earned, pursuant to the Goldenberg Agreement, (iii) COBRA and other welfare payments, and (iv) royalties or payment in accordance with existing agreements. The foregoing cash payments accumulate to approximately $2.4 million.

Termination of Greenhill Engagement

Effective as of the Effective Date, the two engagement letters between Greenhill and the Company (the “Greenhill Agreements”) shall be terminated.  The Settlement Agreement provides further that Greenhill has agreed to forgo and not seek any and all fees, expenses or indemnification from the Company, except that the Company shall reimburse Greenhill up to $200,000 for reasonable and documented expenses incurred in connection with Greenhill providing services to the Company pursuant to the Greenhill Agreements, including expenses incurred in connection with the venBio Action.

Arbitration of Disputed Matters

The Company, Dr. Goldenberg and Ms. Sullivan have agreed to arbitrate disputes relating to Dr. Goldenberg’s claimed entitlement to certain equity awards and severance payments, and Dr. Goldenberg’s and Ms. Sullivan’s claimed rights to certain bonus payments. The Company has agreed to pay in full the arbitrator in such arbitration as well as reasonable attorneys’ fees and expenses incurred by Dr. Goldenberg and/or Ms. Sullivan in connection with any such arbitration, up to a cap of $650,000.

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

Our portfolio of investigational products includes antibody-drug conjugates (“ADCs”) that are designed to deliver a specific payload of a chemotherapeutic directly to the tumor while reducing overall toxicities that are usually found with conventional administration of these chemotherapeutic agents. Our most advanced ADCs are sacituzumab govitecan (“IMMU-132”) and labetuzumab govitecan (“IMMU-130”), which are in Phase 2 trials for a number of solid tumors and metastatic colorectal cancer (“CRC”), respectively. IMMU-132 is our lead product candidate and has received Breakthrough Therapy Designation from the U.S. Food and Drug Administration (the “FDA”) for the treatment of patients with metastatic triple-negative breast cancer (“mTNBC”) who have failed at least two prior therapies for metastatic disease.

Following the election of a new Board of Directors at our Annual Meeting of Stockholders held on March 3, 2017, we embarked on a new corporate strategy focused on bringing IMMU-132 to the market on our own in the United States for the benefit of patients with mTNBC and the creation of value for our stockholders. To that end, we plan to submit a BLA to the FDA for accelerated approval of IMMU-132 in mTNBC as planned during the first quarter of 2018. To fulfil part of the accelerated approval requirements, we also initiated and dosed the first patient into the Phase 3 ASCENT trial of IMMU-132 for mTNBC during the fourth quarter of calendar year 2017.

Our financial resources are adequate to sustain the Company’s operations and research and development programs for at least the next twelve months at a level of activity sufficient to support the filing of the BLA; to continue manufacturing IMMU-132 at  a large scale; to prepare for commercial operations in the U.S.; to continue the Phase 3 ASCENT trial of IMMU-132 for mTNBC; and to initiate preparations to market IMMU-132 to mTNBC patients in the U.S.

We believe our current focus on commercializing IMMU-132 as a third-line therapy for patients with mTNBC is also the key to opening the door to further potential commercial opportunities in the future including developing IMMU-132 in earlier lines of therapy in mTNBC, as a monotherapy or in combination therapies, as well as expansion of IMMU-132 into other indications beyond mTNBC, such as urothelial cancer (“UC”), small-cell lung cancer (“SCLC’), and non-small-cell lung cancer (“NSCLC”). It’s only by proving IMMU-132 in mTNBC that we can explore, expand into, and potentially capitalize on these new opportunities. While our immediate focus is on commercializing IMMU-132, on our own, in the U.S. and potentially European markets; we are alert to opportunities to commercialize IMMU-132 in certain other regional markets; and we are also open to business development opportunities to develop other pipeline assets.

These other product candidates, which target solid tumors and hematologic malignancies, as well as other diseases, are in various stages of clinical and pre-clinical development. They include other ADCs such as IMMU-130 (labetuzumab govitecan), which binds the CEACAM5 antigen expressed on colorectal and other solid cancers, and IMMU-140 that targets HLA-DR for the potential treatment of liquid cancers; IMMU-114, the parental antibody in IMMU-140 that targets the HLA-DR receptor; combination therapies involving our ADCs; bispecific antibodies targeting cancers and infectious diseases as T-cell redirecting immunotherapies; as well as bispecific antibodies for next-generation cancer and autoimmune disease therapies, created using our patented DOCK-AND-LOCK® (“DNL®”) protein conjugation technology. We believe that our portfolio of intellectual property provides commercially reasonable protection for our product candidates and technologies. In addition, we have a research collaboration with Bayer to study epratuzumab as a thorium-227-labeled antibody and an ongoing collaboration with an independent cancer study group to evaluate epratuzumab in combination with chemotherapy in a large, randomized, Phase 3 trial in children with relapsed acute lymphoblastic leukemia (“ALL”).

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

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of September 30, 2017, we employed 8 professionals in our research and development departments,  27 professionals in our pre-clinical and clinical research departments and 74 professionals in our operations, manufacturing and quality control departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Antibody-Drug Conjugates (ADCs)

We have two ADC product candidates currently in clinical development focusing on the treatment of patients with metastatic solid tumors. The first ADC program, IMMU-132, is an anti-TROP-2-SN-38 ADC currently being evaluated in patients with a variety of solid tumors, including Phase 3 ASCENT trial for patients with mTNBC who have failed at least two prior therapies. IMMU-130, the second agent from our ADC program, is an anti-CEACAM5-SN-38 ADC currently in development for the treatment of metastatic CRC.

IMMU-132

IMMU-132 has been studied in over 500 diverse cancer patients in more than 15 types of solid cancers, with the dose of 10 mg/kg given on days 1 and 8 of repeated 21-day cycles being the established dose regimen. IMMU-132 received Breakthrough Therapy Designation from the FDA for the treatment of patients with mTNBC who have failed at least two prior therapies for metastatic disease. The FDA has also granted IMMU-132 Fast Track designation for the treatment of patients with mTNBC and for patients with SCLC, or NSCLC. IMMU-132 has also been designated an orphan drug by the FDA for the treatment of patients with SCLC or pancreatic cancer in the U.S. and by the European Medicines Agency (“EMA”) for the treatment of patients with pancreatic cancer in the European Union.

Currently, clinical development of IMMU-132 focuses on a number of select types of solid cancers including mTNBC, UC, SCLC, NSCLC, and certain other cancers.

Initial results from a single-arm Phase 2 study in heavily-pretreated patients with mTNBC were published in the Journal of Clinical Oncology (J Clin Oncol. 35(19):2141-2148 2017). This study was updated by our clinical investigator at the 2017 Investor R&D Day to show IMMU-132 produced tumor shrinkage from baseline measurements in 81% of 85 assessable mTNBC patients, with two confirmed complete responses (“CRs”) and 23 confirmed partial responses (“PRs”) for a confirmed objective response rate (“ORR”) of 29%. An abstract on results from this Phase 2 study was submitted and accepted for oral presentation at the 2017 San Antonio Breast Cancer Symposium in December.

The final results in mTNBC will be part of a BLA package, which the Company plans to submit to the FDA for the accelerated approval of IMMU-132 as a third-line treatment for patients with mTNBC as planned during the first quarter of 2018. A prerequisite for FDA acceptance of the BLA filing is to have a confirmatory Phase 3 trial to be underway at the time of BLA submission. To that end, we initiated and dosed the first patient in the confirmatory Phase 3 ASCENT study in November 2017, thereby satisfying FDA’s requirement. Details of this trial can be obtained at the website: https://clinicaltrials.gov/, using the identifier NCT02574455.

Our financial resources are adequate to sustain the Company’s operations and research and development programs for at least the next twelve months at a level of activity sufficient to support the filing of the BLA; to continue manufacturing IMMU-132 at  a large scale to prepare for commercial operations in the U.S. marketplace; to conduct the Phase 3 ASCENT trial of IMMU-132 for mTNBC; and to initiate preparations to market IMMU-132 to mTNBC patients in the U.S.

In metastatic UC, IMMU-132 was found to be active in patients who have relapsed or are refractory to chemotherapies and immune checkpoint inhibitors (“IOs”), as reported by our clinical investigator at the European Society for Medical Oncology Congress held during September 2017. The confirmed ORR among forty-one intention-to-treat (“ITT”) patients was 34% (14/41), including two confirmed CRs and twelve confirmed PRs. While eight of the fourteen responders are ongoing and are still receiving treatment, including four long-term responses greater than 1 year and two currently ongoing at 15 and 22 months, the median duration of response (“DOR”) at the time of data cutoff was 12.6 months (95% confidence interval [CI], 7.5 to 12.9 months). Median progression-free survival (“PFS”) at 80% data maturity was 7.1 months (95% CI, 5.0 to 10.7 months). The enrolled cohort included fourteen patients who progressed after prior IO therapy, eleven of whom received IMMU-132 as the fourth or later line of therapies. Despite the late-stage setting, the confirmed ORR in this subset of patients was 29% (4/14), with median PFS of 5.4 months (95% CI, 1.9 to 7.2 months) but median overall survival (“OS”) was not met. All four responders in this subgroup had three or more prior therapies before IMMU-132.

Results with IMMU-132 in SCLC and NSCLC were recently published in medical journals. For SCLC, as reported in the journal Clinical Cancer Research (Clin Cancer Res. 23(19):5711-5719, 2017), 60% of patients showed tumor shrinkage from baseline computed tomography (“CT”) measurements. On an ITT basis (N= 50), the ORR was 14% (17% for 10 mg/kg group) and the median DOR was 5.7 months. Median PFS and median OS were 3.7 months and 7.5 months, respectively. There was a suggested improvement in PR and PFS with IMMU-132 in second-line patients who were sensitive to frontline therapy, but no difference between frontline chemosensitive versus chemoresistant patients in the overall population.

In NSCLC, in the response-assessable study population (N = 47), which had a median of 3 prior therapies (range, 2-7), 67% of patients showed a shrinkage from baseline CT measurements. The confirmed ORR was 19% and the median DOR was 6.0 months (95% CI, 4.8 to 8.3 months). Responses occurred with a median onset of 3.8 months, including patients who had relapsed or progressed after IO therapy. On an ITT basis (N=54), median PFS was 5.2 months (95% CI, 3.2 to 7.1 months) and median OS was 9.5 months (95% CI, 5.9 to 16.7 months). More information on this study can be obtained from the Journal of Clinical Oncology (J Clin Oncol. 35(24):2790-2797, 2017).

The safety profile of IMMU-132 in these patients with solid cancers was manageable. Grade 3 or higher adverse events were similar and limited to neutropenia, fatigue, diarrhea, and anemia. Despite repeated dosing, no antibodies to the drug conjugate or its components were detected on serial blood collections. Trop-2 tumor staining was not required for patient selection, due to greater than 80% expression.

We have an extensive intellectual property portfolio protecting IMMU-132. Specifically, 37 patents were issued in the U.S. and 22 foreign patents were issued covering composition of matter, synthesis and uses. Certain patents relating to the protein sequence of the hRS7 antibody used in IMMU-132 expire in 2017 in the U.S. and 2023 overseas. Patents to compositions and use of the CL2A linker incorporated in IMMU-132 expire between 2023 and 2029 in the U.S. and overseas. Other patents relating to use of hRS7 for cancer therapy, including the SN-38 conjugated form of hRS7 used in IMMU-132, extend to 2036. Additionally, we are entitled to extend the term of our key patent for up to 5 more years. Outside the U.S., patents were issued in Australia, Canada, China, Europe, Israel, Japan, Mexico, South Korea and other key global markets.

IMMU-130

Our second investigational solid-tumor ADC involves our anti-CEACAM5 antibody labetuzumab, conjugated to SN-38. The agent is currently being studied in patients with metastatic CRC who had received at least one prior irinotecan-containing regimen and had an elevated blood titer of carcinoembryonic antigen.

In a Phase 2 study examining dosing schedules, safety and any evidence of efficacy, a total of 86 patients with progressive disease who had received prior therapy with an irinotecan-containing regimen, half of whom had completed 5 prior lines of therapy, were enrolled to receive labetuzumab govitecan either once-weekly at 8 and 10 mg/kg, or twice-weekly at 4 and 6 mg/kg, on weeks 1 and 2 of 3-week repeated cycles. Results from this study were published in the Journal of Clinical Oncology (J Clin Oncol. 35(29):3338-3346, 2017).

Median PFS and OS for patients who received once-weekly labetuzumab govitecan at the 8 or 10 mg/kg dose level are summarized below.

Labetuzumab Govitecan Dose
	8 mg/kg once-weekly	10 mg/kg once-weekly
Number of Patients	21	22
Median PFS*, months (95% CI)	4.6 (3.9 – 6.1)	3.6 (2.1 – 6.0)
Median OS, months (95% CI)	7.5 (5.7 – 16.1)	6.4 (5.0 – 11.2)

* Treatment response was evaluated in accordance with the rules set by the Response Evaluation Criteria in Solid Tumors (RECIST 1.1) using CT as the imaging tool for tumor size measurements.

All of these patients had received prior irinotecan therapy. Interestingly, 23 patients had prior treatment with regorafenib, which was approved in the U.S. for the treatment of patients with previously-treated mCRC based on a median PFS of 2.0 months and a median OS of 6.4 months. In this subset of the patients, the median PFS and OS with labetuzumab govitecan were 4.0 and 6.7 months, respectively.

Labetuzumab govitecan was well-tolerated, with a manageable toxicity profile. Major toxicities (Grade >3) among all cohorts were neutropenia (16%), leukopenia (11%), anemia (9%), and diarrhea (7%). Anti-drug or anti-antibody antibodies were not detected.

Since there was no significant difference in safety and efficacy between the two once-weekly dosing schedules, for patient’s convenience, once-a-week dosing was chosen for future studies in metastatic CRC patients. Although certain patents relating to labetuzumab used in labetuzumab govitecan expired in 2016, other patents relating to use of labetuzumab for cancer therapy, including the SN-38 conjugated form of labetuzumab used in labetuzumab govitecan, extend to 2033.

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

Our corporate partner, Bayer, is enrolling patients with relapsed or refractory CD22-positive non-Hodgkin lymphoma (“NHL”) into a Phase 1 clinical trial evaluating epratuzumab labeled with thorium-227.

This study is focusing on patients with diffuse large B-cell lymphoma and potentially follicular lymphomas who have been previously treated with, or are not considered candidates for available therapies. An overview of the TTC platform and the CD22 TTC program was provided in an oral presentation by Bayer at the 2016 AACR Annual Meeting.

We also have an ongoing collaboration with the IntReALL, Inter-European study group who is conducting a large, randomized, Phase 3 trial combining epratuzumab with chemotherapy in children with relapsed ALL at clinical sites in Australia, Europe, and Israel. This Phase 3 study, which is partially funded by the European Commission, assesses the efficacy and safety of this combination therapy using event-free survival as the surrogate for survival, the primary endpoint.

Although certain patents to the epratuzumab protein sequence expired in 2014 in the U.S. and in 2015 overseas, other issued patents to therapeutic use of epratuzumab extend to 2018-2023 for cancer and 2020 for autoimmune disease. The method of preparing concentrated epratuzumab for subcutaneous administration is covered by another patent family with expiration in the United States in 2032.

Veltuzumab

Veltuzumab is a humanized monoclonal antibody targeting CD20 receptors on B lymphocytes currently in clinical development for the treatment of NHL and autoimmune diseases. The Office of Orphan Products Development of the FDA has granted orphan status for the use of veltuzumab for the treatment of patients with immune thrombocytopenia (“ITP”) and pemphigus. We have studied the subcutaneous formulation of veltuzumab in patients with ITP in a Phase 1/2 trial, which was designed to evaluate different dosing schedules. This trial has completed patient accrual and patients are being followed for up to five years. In oncology, we have completed a National Cancer Institute-funded Phase 2 study in patients with aggressive NHL in combination with 90Y-epratuzumab tetraxetan.

We are currently evaluating various options for further clinical development of veltuzumab in ITP and other autoimmune disease indications, including pemphigus, as well as in oncology, including licensing arrangements and collaborations with outside study groups.

Milatuzumab

Milatuzumab is the first anti-CD74 antibody that has entered into human testing and we have completed initial Phase 1studies in patients with relapsed multiple myeloma, NHL or chronic lumphocytic leukemia (“CLL”). It has received orphan drug designation from the FDA for the treatment of patients with multiple myeloma or CLL.

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

IMMU-114

IMMU-114 is a novel humanized antibody directed against an immune response target, HLA-DR, currently in Phase 1development for the treatment of patients with B-cell and other cancers. HLA-DR is a receptor located on the cell surface whose role is to present foreign objects to the immune system for the purpose of eliciting an immune response. Increased presence of HLA-DR in hematologic cancers has made it a prime target for antibody therapy. The anti-HLA-DR antibody is being evaluated as a subcutaneously administered monotherapy for patients with NHL or CLL in a Phase 1 study. Results from this study were presented at the December 2015 Annual Meeting of the American Society of Hematology and updated at the 2016 Pan Pacific Lymphoma Symposium. IMMU-114 showed early evidence of efficacy in both NHL and CLL and was well tolerated by patients, with only local skin reactions at the injection sites, which were all mild to moderate and transient.

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

Expedited Review and Approval

The FDA has four program designations/approval pathways — Fast Track, Breakthrough Therapy, Accelerated Approval, and Priority Review — to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening conditions. The Fast Track designation provides pharmaceutical manufacturers with opportunities for frequent interactions with FDA reviewers during the product’s development and the ability for the manufacturer to do a rolling submission of the BLA. A rolling submission allows completed portions of the application to be submitted and reviewed by the FDA on an ongoing basis. The Breakthrough Therapy designation provides manufacturers with all of the features of the Fast Track designation as well as intensive guidance on implementing an efficient development program for the product and a commitment by the FDA to involve senior managers and experienced review staff in the review. The Accelerated Approval designation allows the FDA to approve a product based on an effect on a surrogate or intermediate endpoint that is reasonably likely to predict a product’s clinical benefit and generally requires the manufacturer to conduct required post-approval confirmatory trials to verify the clinical benefit. The Priority Review designation means that the FDA’s goal is to take action on the BLA within six months, compared to ten months under standard review. In February 2016, IMMU-132 was granted Breakthrough Therapy designation from the FDA for the treatment of patients with mTNBC who have failed at least two prior therapies for metastatic disease.

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

Orphan Drug Act

To date, we have successfully obtained Orphan Drug designation by the FDA under the Orphan Drug Act of 1983 for epratuzumab NHL, yttrium-90-labeled clivatuzumab tetraxetan for pancreatic cancer, IMMU-132 for SCLC and pancreatic cancer, labetuzumab for ovarian, pancreatic and SCLCs  pancreatic, milatuzumab for multiple myeloma and CLL, and veltuzumab for ITP and pemphigus. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or where the manufacturer of the approved product cannot assure sufficient quantities. As a result, there can be no assurance that our competitors will not receive approval of drugs or biologics that have a different active ingredient for treatment of the diseases for which our products and product candidates are targeted.

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

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act (“ACA”) imposes, among other things, new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers were required to begin collecting data on August 1, 2013 and submit reports to the government by September 30, 2014 and June 30, 2014, and the 90th day of each subsequent calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

Three-Month Period Ended September 30, 2017 Compared to 2016

Revenues

Revenues for each of the three-month periods ended September 30, 2017 and 2016 were $0.7 million.  Product sales for the three-month period ended September 30, 2017 were $0.5 million, compared to $0.6 million for the same period in 2016, a decrease of $0.1 million, or approximately 17%, due to lower sales volume of LeukoScan® in Europe. This reduction was offset by higher research and development revenues.

Costs and Expenses

Total costs and expenses for the three-month period ended September 30, 2017 were $22.3 million, compared to $15.7 million for the same period in 2016, an increase of $6.6 million, or approximately 42%. Research and development expenses for the three-month period ended September 30, 2017 were $17.3 million, compared to $14.5 million for the same period in 2016, an increase of $2.8 million, or approximately 19%. This increase is due primarily to the increased number of Company employees and temporary use of outside consultants to prepare for the regulatory submission and launch of IMMU-132 for patients with mTNBC in the United States, including preparing and filing the BLA with the FDA, initiating the Phase 3 ASCENT clinical trial for mTNBC, and continuing large scale manufacturing and process validation.

General and administrative expenses were $4.7 million and $0.7 million for the three month periods ended September 30, 2017 and 2016, respectively. The $4.0 million increase was due primarily to a $0.6 million increase in legal and advisory fees associated with the proxy contest, a $0.6 million increase in general corporate legal fees, a $0.6 million increase in certain proxy related costs incurred by venBio Select LLC, and additional expenditures of $0.8 million for consulting services for strategic planning. Additionally, prior year results included a reversal of an accrual of $1.1 million for deferred unearned executive bonuses that reduced that periods’ total expense.

The cost of goods sold for the three-month periods ended September 30, 2017 and 2016 was $0.1 million and $0.3 million, respectively, a decrease of $0.2 million, or 67%. During the first quarter of fiscal year 2017, cost of goods sold included a $0.2 million write down relating to LeukoScan® work-in-process inventories that were deemed to be unsaleable due to a manufacturing process deviation that resulted in product that did not meet our quality control standards.

Sales and marketing expenses for the three-month periods ended September 30, 2017 and 2016 were $0.2 million.

Changes in Fair Value of Warrant Liabilities

The Company recognized $86.4 million in non-cash expense during the three-month period ended September 30, 2017 as a result of the increase in fair value of warrant liabilities at September 30, 2017, including a $43.5 million increase in value of the October 2016 Financing Warrants, and a $42.9 million increase in fair market value of the SGEN Warrant issued on February 10, 2017, commensurate with the increase in the price of the Company’s stock during the quarter.

Loss on Induced Exchanges of Debt

On September 21, 2017, the Company entered into separate, privately negotiated Exchange Agreements with certain holders of the Convertible Senior Notes.  As a result of the Agreements, the Company recognized a non-cash loss on induced exchanges of debt of $13.0 million, representing the fair value of the incremental consideration (1,133,173 common shares) paid to induce the holders to exchange their Convertible Senior Notes for equity, based on the closing market price of the Company’s Common Stock on the date of the Exchange Agreements. The remaining balance of the Convertible Senior Notes after the exchange is $20.0 million.

Interest Expense

Total interest expense for the Convertible Senior Notes for the three-month periods ended September 30, 2017 and 2016 was $2.6 million and $1.4 million, respectively.  Included in interest expense is the amortization of debt issuance costs of $1.6 million ($1.4 million of which related to the accelerated amortization of debt issuance costs associated with the $80.0 million exchange of Convertible Senior Notes) and $0.2 million for three-month periods ended September 30, 2017 and 2016, respectively.

Insurance Reimbursement

The Company received a $4.4 million insurance reimbursement related to legal costs incurred during the Company’s proxy contest in fiscal year 2017.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net loss attributable to Immunomedics, Inc. common stockholders for the three-month period ended September 30, 2017 was $118.7 million, or $0.97 per share, compared to a net loss of $16.2 million, or $0.17 per share, for the same period in 2016. The $102.5 million increase in net loss in the current period was due primarily to the $86.4 million non-cash expense from the increase in the fair value of warrant liabilities, the $13.0 million non-cash loss on induced exchanges of debt related to the Convertible Senior Notes, the $4.0 million increase in general and administrative expenses, the $2.8 million of increased research and development expenses, and the $1.4 million increase in the amortization of the debt issuance costs, partially offset by the receipt of $4.4 million non-recurring insurance reimbursement relate to the proxy contest in fiscal year 2017, a $0.3 million increase in interest income, a $0.2 million decrease in cost of goods sold and a $0.1 million increase in foreign currency exchange gains.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operating activities. Net cash used in operating activities for the three month period ended September 30, 2017 was $20.6 million, compared to $16.8 million net cash used in operating activities for the three month period ended September 30, 2016, an increase of $3.8  million, or approximately 23%. Cash used in operating activities for the three months ended September 30, 2017 resulted from net loss of approximately $118.8 million, reduced by net non-cash charges of $100.4 million for stock based compensation, changes in fair value of warrant liabilities, loss on induced exchange of debt and non-cash interest expense due to amortization of debt discount and depreciation and a change of $1.7 million in operating assets and liabilities primarily due to a $5.4 million increase in prepaid expenses and other current assets offset by a $2.0 million increase in accounts payable and accrued expenses.

Cash flows from investing activities. Net cash provided by investing activities for the three months ended September 30, 2017 was $14.1 million, compared to $12.1 million for the three-months ended September 30, 2016; an increase of $2.0 million, or approximately 17%, due primarily from a $2.4 million increase in proceeds from sales or maturities of marketable securities, offset partially by a $0.2 million increase in the purchases of property and equipment and a $0.2 million increase in purchases of marketable securities.

Cash flows from financing activities. Net cash provided by financing activities during the three-month period ended September 30, 2017 was $6.0 million, compared to approximately zero of cash used in financing activities the three-months ended September 30, 2016. The increase was due primarily to the receipt of $5.9 million net cash proceeds from the exercise of certain warrants during the quarter ended September 30, 2017 and a $0.5 million increase in proceeds from the exercise of stock options, partially offset by a $0.4 million increase in direct cost for raising equity.

Working Capital and Cash Requirements

The Company had a working capital deficit of $52.0 million as of September 30, 2017, a decrease of $87.1 million, compared to a surplus of $35.1 million as of June 30, 2017, due primarily to a $75.1 million increase in current warrant liability from the increase in fair value of the Company’s warrants issued in October 2016 and February 2017 and still outstanding as of September 30, 2017. The Company had $139.6 million in cash, cash equivalents and marketable securities as of September 30, 2017, a decrease of $15.3 million, compared to $154.9 million as of June 30, 2017.  The decrease in cash was due primarily to the use of $20.5 million for operations and $1.3 million for capital expenditures, offset partially by the increase of approximately $5.9 million in net proceeds from the exercise of certain warrants during the quarter and an increase of approximately $0.6 million in net proceeds from the exercise of stock options during the quarter.

We believe our financial resources as of September 30, 2017 are sufficient to sustain the Company’s operations and research and development programs for at least the next twelve months at a level of activity sufficient to support the filing of a Biologics License Application (“BLA”) with the FDA for accelerated approval of IMMU-132 for patients with mTNBC in the U.S.; to continue manufacturing IMMU-132 at a  large scale to prepare for commercial operations in the U.S.;  to continue the Phase 3 ASCENT trial of IMMU-132 for mTNBC patients to support the filing of the BLA, and to initiate preparations to market IMMU-132 to mTNBC patients in the U.S.

We will require additional funding after November 2018 to secure regulatory approval from the FDA, complete commercial preparations to market IMMU-132 to mTNBC patients in the United States, complete our clinical trials currently underway or planned, continue research and new development programs, and continue operations. Potential sources of funding include the exercise of outstanding warrants, the entrance into various potential strategic partnership transactions towards advancing and maximizing our full pipeline for mTNBC and beyond, and potential equity and debt financing.

Until we can generate significant cash through the exercise of outstanding warrants, the entrance into various potential strategic partnerships towards advancing and maximizing our full pipeline for mTNBC and beyond, or commercial operations, we expect to continue to fund our operations with our current financial resources. After November 2018, if we cannot obtain sufficient funding through the exercise of outstanding warrants, or through the entrance into various potential strategic partnership transactions towards advancing and maximizing our full pipeline for mTNBC and beyond, we could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. Our existing debt may also negatively impact our ability to raise additional capital. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected. Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1A Risk Factors, “Factors That May Affect Our Business and Results of Operations,” and elsewhere in our Annual Report on Form 10-K, as amended on Form 10-K/A. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us, and access to capital markets that can provide us with the resources, when necessary, to fund our strategic priorities.

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

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Patent litigation:

Immunomedics filed a first amended complaint on October 22, 2015 and a second amended complaint on January 14, 2016 in the United States District Court for the District of New Jersey, against Roger Williams Medical Center (“RWMC”), Richard P. Junghans, M.D., Ph.D. and Steven C. Katz, M.D. seeking lost profits, unjust enrichment damages and compensatory damages resulting from the infringement of its patents. The second amended complaint alleges that RWMC and Dr. Junghans breached a Material Transfer Agreement (“MTA”) through which it provided to them a monoclonal antibody known as MN-14 and related materials. Defendants are alleged to have breached the MTA and to have been negligent by, among other things, using the materials beyond the agreed-upon Research Project, sharing confidential information, failing to provide Immunomedics with a right of first refusal, failing to notify Immunomedics of intended publications prior to publishing, and refusing to return the materials upon request. Immunomedics also asserts defendants: claims of conversion, tortious interference, unjust enrichment, and infringement of three patents owned by Immunomedics. On January 28, 2016, defendants filed an Answer to the Second Amended Complaint. On October 12, 2016, Immunomedics filed a Third Amended Complaint, and further added as defendants Sorrento Therapeutics, Inc. and its subsidiaries TNK Therapeutics, Inc., BDL Products, Inc., and CARgenix Holdings, LLC. Defendants Junghans, Katz, and RWMC subsequently moved to dismiss for failure to state a claim on November 14, 2016, but this motion was denied on January 4, 2017. On December 2, 2016, Sorrento, TNK, BDL, and CARgenix moved to dismiss for lack of personal jurisdiction over them in New Jersey. The court granted this motion on January 25, 2017. On January 20, 2017, the court held a Markman hearing to construe the claims in the patents in suit. On February 28, 2017, the court issued an opinion and order finding, inter alia, that the term “effective amount” in the patents in suit is not indefinite and should be given its plain and order meaning, as proposed by Immunomedics, of “an amount capable of producing the claim result.” On May 11, 2017, the court entered an order referring the matter to mediation and designating Garrett E. Brown, Jr. (ret.) as the mediator.  The mediation did not result in a settlement.  The court entered a Supplemental Scheduling Order on October 10, 2017, which, inter alia, set a fact discovery end date of December 15, 2017.

Stockholder complaints:

Class Action Stockholder Federal Securities Cases

Two purported class action cases have been filed in the United States District Court for the District of New Jersey; namely, Fergus v. Immunomedics, Inc., et al., No. 2:16-cv-03335, filed June 9, 2016; and Becker v. Immunomedics, Inc., et al., No. 2:16-cv-03374, filed June 10, 2016. These cases arise from the same alleged facts and circumstances, and seek class certification on behalf of purchasers of our common stock between April 20, 2016 and June 2, 2016 (with respect to the Fergus matter) and between April 20, 2016 and June 3, 2016 (with respect to the Becker matter). These cases concern the Company's statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 American Society of Clinical Oncology ("ASCO") conference in Chicago, Illinois. The complaints allege that these statements were false and misleading in light of June 2, 2016 reports that ASCO had cancelled the presentation because it contained previously reported information. The complaints further allege that these statements resulted in artificially inflated prices for our common stock, and that the Company and certain of its officers are thus liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. An order of voluntarily dismissal without prejudice was entered on November 10, 2016 in the Becker matter. An order granting motion to consolidate cases, appoint lead plaintiff, and approve lead and liaison counsel was entered on February 7, 2017 in the Fergus matter. A consolidated complaint was filed on October 4, 2017. As of the date hereof, service has not been made on the Company.

Stockholder Derivative Action in the Superior Court of New Jersey

On October 3, 2016, plaintiff commenced an action captioned Rosenfeld v. Goldenberg, et al., No. L-2200-16, alleging the same underlying facts and circumstances as in the pending federal securities class action, the Fergus matter. Specifically, this action concerns the Company’s statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 ASCO conference in Chicago, Illinois. The complaint alleges that these statements were false and misleading in light of the June 2, 2016 reports that ASCO had cancelled the presentation because it contained previously reported information. The complaint further alleges that these statements resulted in artificially inflated prices for our common stock, and that certain directors and officers of the Company breached their fiduciary duties to the Company. In addition to monetary damages, the complaint seeks to require the Company to reform its corporate governance and internal procedures. Service was effectuated on all defendants on April 7, 2017. Defendants moved to dismiss the complaint on June 19, 2017.  In lieu of responding, an amended complaint was filed on October 13, 2017.  John Neff was substituted for plaintiff Seymour Rosenfeld in the amended complaint. Defendants are to respond to the amended complaint on or before December 4, 2017.

Class Action Stockholder Claim in the Court of Chancery of the State of Delaware

On December 13, 2016, plaintiff commenced an action seeking to compel an annual meeting and relief for breaches of fiduciary duty for not holding such a meeting, captioned Desanctis v. Goldenberg, C.A. No. 12981-VCL (Del. Ch. Ct.), alleging that the Company's Board of Directors failed to comply with Delaware law and breached their fiduciary duties when it rescheduled the Immunomedics 2016 Annual Meeting of Stockholders from December 14, 2016 to February 16, 2017. On December 22, 2016, the Delaware Court of Chancery refused to schedule an expedited hearing in the action and concluded that plaintiff failed to carry his burden of demonstrating that he had pleaded a colorable claim and that there was a threat of irreparable harm. The Court further stated that the Complaint failed to demonstrate that the Board's actions were unreasonable when it rescheduled the Annual Meeting in response to venBio Select Advisor LLC's proxy contest.

Stockholder Claim in the Court of Chancery of the State of Delaware

On February 13, 2017, venBio commenced an action captioned venBio Select Advisor LLC v. Goldenberg, et al., C.A. No. 2017-0108-VCL (Del. Ch.) (the “venBio Action”), alleging that Company’s Board breached their fiduciary duties when the Board (i) amended the Company’s Amended and Restated By-

laws (the “By-Laws”) to call for a plurality voting regime for the election of directors instead of majority voting, and providing for mandatory advancement of attorneys’ fees and costs for the Company’s directors and officers, (ii) rescheduled the Company’s 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”) from December 14, 2016 to February 16, 2017, and then again to March 3, 2017, and (iii) agreed to the proposed Licensing Transaction with Seattle Genetics. venBio also named Seattle Genetics as a defendant and sought an injunction preventing the Company from closing the licensing transaction with Seattle Genetics. On March 6, 2017, venBio amended its complaint, adding further allegations. The Court of Chancery entered a temporary restraining order on March 9, 2017, enjoining the closing of the Licensing Transaction. venBio amended its complaint a second time on April 19, 2017, this time adding Greenhill & Co. Inc. and Greenhill & Co. LLC (together “Greenhill”), the Company’s financial advisor on the Licensing Transaction, as an additional defendant. On May 3, 2017, venBio and the Company and individual defendants Dr. Goldenberg, Ms. Sullivan and Mr. Brian A. Markison, a director of the Company (collectively, the “Individual Defendants”) entered into the Initial Term Sheet. On June 8, 2017, venBio the Company and Greenhill entered into the Greenhill Term Sheet. Pursuant to the Settlement Agreement, if the Court of Chancery approves the settlement, all claims that were asserted by venBio against the Individual Defendants or Greenhill in the venBio Action will be released. The claims asserted against the remaining individual defendants (former directors Robert Forrester, Jason Aryeh, Geoff Cox and Bob Oliver) will remain stayed pending non-binding mediation.

Lawsuit Against venBio Select Advisor LLC in the U.S. District Court (Delaware)(the “District Court”)

On February 17, 2017, the Company commenced an action captioned Immunomedics, Inc. v. venBio Select Advisor LLC, No. 17-176-LPS (D. Del.) (the “Federal Action”), seeking for the District Court to invalidate the proxies solicited by venBio in furtherance of its contest for the election of directors of the Company. The Company named as defendants venBio and its then-nominees, Behzad Aghazadeh, Scott Canute, Peter Barton Hutt, and Khalid Islam. The Company alleged that venBio had conducted its proxy contest and solicited proxies in violation of the federal securities laws and regulations, namely by failing to timely file a Schedule 13D form indicating venBio’s intent to effectuate change at the Company, publishing early voting results of the Company’s annual election of directors, publishing improper statements about the then-incumbent Board, forming a “group” of like-minded stockholders without publicly disclosing the group, and soliciting proxies without disclosing the solicitations to the SEC. On February 21, 2017, the Company sought an injunction preventing, among other things, the venBio nominees from benefiting from the allegedly illegal shadow proxy contest, including, but not limited to, by asserting any claimed right to take office as a member of the Board until venBio made corrective disclosures and the stockholders were permitted time to consider them. On March 2, 2017, the District Court denied the Company the requested relief. On April 6, 2017, the District Court entered a stipulation and order pursuant to which the Company’s claims were voluntarily dismissed without prejudice. On April 17, 2017, Dr. Goldenberg, the Company’s Chief Scientific Officer and Chief Patent Officer and director, notified the District Court that he may maintain the claims initially brought by the Company. Pursuant to the Settlement Agreement, all claims that were or could have been asserted in the Federal Action have been released. Upon execution of the Settlement Agreement, the parties submitted a stipulation dismissing the Federal Action with prejudice. On November 2, 2017 the District Court closed the Federal Action.

Lawsuit Challenging the Results of the 2016 Election of Directors

On March 3, 2017, six of the seven then-incumbent members of the Company’s Board commenced an action captioned Goldenberg, et al. vs Aghazadeh, et al., C.A. No. 2017-0163-VCL (Del. Ch.) (the “225 Action”), challenging the results of the election of directors at the 2016 Annual Meeting that took place on March 3, 2017, in which all four of venBio’s nominees won seats on the Company’s Board. The director-

plaintiffs named as defendants venBio and its then-nominees, Behzad Aghazadeh, Scott Canute, Peter Barton Hutt, and Khalid Islam. The incumbent directors alleged the same underlying facts as the Company alleged in its lawsuit against venBio in federal court. On March 13, 2017, the Court of Chancery entered an order (the “Status Quo Order”) seating all four venBio nominees (with the three incumbent directors who also won election (based on the plurality vote standard), the “Status Quo Board”) and limiting the Company’s Board to actions within the “ordinary course of business,” unless either waived by the parties on a case-by-case basis or ordered by the Court of Chancery. On March 24, 2017, the defendants, venBio and its four nominees, moved to dismiss the action. The plaintiffs in the action have opposed this motion to dismiss, which remains pending. On April 7, 2017, three of the six plaintiffs voluntarily withdrew their claims, leaving Dr. Goldenberg, Ms. Sullivan and Mr. Markison as plaintiffs. On April 20, 2017, the parties agreed to permit the Status Quo Board to explore a potential financing plan for the Company and negotiate a termination of the Licensing Transaction. On May 3, 2017, the Parties entered into the Initial Term Sheet, pursuant to which, among other things, the Parties agreed to submit to the Court of Chancery a stipulation and proposed order lifting the Status Quo Order. On May 4, 2017, the Parties submitted that stipulation, which confirmed that the Status Quo Board is the lawful Board of the Company. Pursuant to the Settlement Agreement, all claims that were or could have been asserted in the 225 Action have been released. Upon execution of the Settlement Agreement the parties submitted a stipulation dismissing the 225 Action with prejudice.  On November 6, 2017 the Court of Chancery entered an Order dismissing the 225 Action with prejudice.

Material supplier litigation:

On July 21, 2017, Lonza Sales AG (“Lonza”) commenced an action captioned Lonza Sales AG v. Immunomedics, Inc., United States District Court for the Southern District of New York, 1:17-cv-05384 regarding the development and manufacturing of an antibody intermediate (the “Product”) pursuant to a Development and Manufacturing Services Agreement (the “MSA”) dated on or about October 2015.  Specifically, the disputes that have arisen between Lonza and the Company with respect to the MSA, include, but are not limited to: (i) the Company’s alleged failure and refusal to pay for Lonza’s services, and, delivery of the Product; and (ii) Lonza’s failure to provide the Product in an acceptable condition for the Company’s use.  On or about September 29, 2017 the Court dismissed this action without prejudice for lack of jurisdiction. The Company expresses no opinion as to the probable outcome of this dispute.

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

We have incurred significant operating losses since our formation in 1982. As of September 30, 2017, we had an accumulated deficit of approximately $640.4 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our collaboration agreement with Bayer and sales of our LeukoScan®  product in certain European countries. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging product for which our patent protection has expired (which may leave us vulnerable to increased competition, for example, from biosimilar manufacturers). In addition, we have made the strategic decision to de-emphasize sales of our diagnostic product and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. Although we may have net income from time to time based on the timing and amount of proceeds received under collaborative or licensing agreements, we expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our clinical development efforts.

As of September 30, 2017 we had $139.6 million in cash, cash equivalents and marketable securities; Our financial resources are adequate to sustain the Company’s operations and research and development programs for at least the next twelve months at a level of activity sufficient to support the filing of the BLA with the FDA for accelerated approval of IMMU-132 for patients with mTNBC in the U.S.; to continue manufacturing IMMU-132 at a  large scale; to prepare for commercial operations in the U.S.; to continue the Phase 3 ASCENT trial of IMMU-132 for mTNBC to support the filing of the BLA; and to initiate preparations to market IMMU-132 to mTNBC patients in the U.S.

We will require additional funding after November 2018 to secure regulatory approval from the FDA, complete commercial preparations to market IMMU-132 to mTNBC patients in the United States, complete our clinical trials currently planned or underway, continue research and new development programs, and continue operations. Potential sources of funding include the exercise of outstanding warrants, the entrance into various potential strategic partnership transactions towards advancing and maximizing our full pipeline for mTNBC and beyond, and potential equity and debt financing.

Until we can generate significant cash through the exercise of outstanding warrants, the entrance into various potential strategic partnership transactions towards advancing and maximizing our full pipeline for mTNBC and beyond, or commercial operations, we expect to continue to fund our operations with our current financial resources. After November 2018, if we cannot obtain sufficient funding through the exercise of outstanding warrants, or through the entrance into various potential strategic partnership transactions towards advancing and maximizing our full pipeline for mTNBC and beyond, we could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. Our existing debt may also negatively impact our ability to raise additional capital. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected.

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

Any substantial delay in successfully completing clinical trials for our IMMU-132 product candidate, could severely harm our business and results of operations.

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

Over the long term, we expect to commercialize IMMU-132 in mTNBC in the U.S. and globally, to expand IMMU-132 to treat patients with other solid tumors, including UC,  SCLC,  NSCLC, and other serious cancers, to expand research and development activities to continue to expand and we do not believe we will have adequate cash to continue commercial expansion and development of IMMU-132, or to complete development of product candidates in line with our pipeline included in our long term corporate strategy. Our capital requirements are dependent on numerous factors, including:

•	the rate of progress of commercialization of IMMU-132 in mTNBC and our ability to develop it for other cancers
•	the rate at which we progress our research programs and the number of product candidates we have in pre-clinical and clinical development at any one time;
•	the cost of conducting clinical trials involving patients in the United States, Europe and possibly elsewhere;
•	our need to establish the manufacturing capabilities necessary to produce the quantities of our product candidates we project we will need;
•	the time and costs involved in obtaining FDA and foreign regulatory approvals;
•	the cost of first obtaining, and then defending, our patent claims and other intellectual property rights; and
•	our ability to enter into licensing and other collaborative agreements to help offset some of these costs.

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

Until we can generate significant cash through the exercise of outstanding warrants, the entrance into various potential strategic partnership transactions towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, we expect to continue to fund our operations with our current financial resources. These financial resources will not be adequate to sustain our operations beyond November 2018. Consequently, if we cannot obtain sufficient funding through the exercise of outstanding warrants, the entrance into various potential strategic partnership transactions towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, we could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. The Company’s existing debt will also negatively impact the Company’s ability to raise additional capital. If the Company is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. Having insufficient funds may require us to delay, scale-back, or eliminate some or all of our programs, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

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

Certain members of our senior management and Board of Directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, a director, and our former Chairman of our Board of Directors, our former Chief Scientific Officer and our former Chief Patent Officer, Ms. Cynthia L. Sullivan, a  former director and our former President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operated as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg was the President and a

Trustee of CMMI, a not-for-profit cancer research center that we used to conduct certain research activities. CMMI has ceased operations. Dr. Goldenberg is also a minority stockholder, director and officer of our majority-owned subsidiary, IBC. Dr. Goldenberg is the primary inventor of new intellectual property for Immunomedics and IBC and is largely responsible for allocating ownership between the two companies. Immunomedics has incurred expenses on behalf of the IBC operations, including interest, over the past thirteen years. As of September 30, 2017, IBC has a liability to Immunomedics Inc. of approximately $17.1 million, which is eliminated in consolidation. Dr. Goldenberg also has primary responsibility for monitoring the market for incidences of potential infringement of the Company’s intellectual property by third parties.

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

As of September 30, 2017, our total consolidated indebtedness was $220.7 million. We intend to fulfill our current debt service obligations, including repayment of the principal from our existing cash and investments, as well as the proceeds from potential licensing agreements and any additional financing from equity or debt transactions. However, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow to meet these obligations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive, or delaying or curtailing research and development programs. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Sales of our common stock in the public market could materially and adversely affect the market price of shares. As of September 30, 2017 we had 152,055,301 shares of common stock issued, plus  (1) options to purchase 2,891,449 shares of common stock with a weighted‑average exercise price of $3.80 per share, (2)  296,296 restricted stock units, (3) 1,500,000 restricted stock units issued to Dr. Goldenberg as part of the Amended and Restated Employment Agreement, (4)  9,340,512 shares of common stock reserved for potential future issuance under the Plan,  (5) warrants to purchase 8,425,000 shares of common stock with an exercise price of $3.75,  (6) warrants to purchase 8,655,804 shares of common stock with an exercise price of $4.90 and (7) $20 million of principal amount of Convertible Senior Notes convertible into up to approximately 3,916,672 shares of common stock at the conversion rate of $5.11 subject to adjustment as described in the indenture. Of the 250,000,000 shares of common stock authorized under our Certificate of Incorporation, there are 62,918,966 shares of common stock that remain available for future issuance.

Our outstanding options and warrants may adversely affect our ability to consummate future equity‑based financings due to the dilution potential to future investors.

Due to the number of shares of common stock we are obligated to issue pursuant to outstanding options and warrants, potential investors may not purchase our future equity offerings at market price because of the potential dilution such investors may suffer as a result of the exercise of the outstanding options and warrants.

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

As of September 30, 2017 venBio Select Advisor LLC, (“venBio”) is the beneficial owner of approximately 9.7% of our outstanding common stock and approximately 8.5% of  our fully diluted common stock. venBio is our largest stockholder, and Dr. Behzad Aghazadeh, the Managing Partner and portfolio manager of the venBio Select Fund, serves as Chairman of our Board of Directors.

As of September 30, 2017, Dr. David M. Goldenberg, our former Chairman of the Board, former Chief Scientific Officer and former Chief Patent Officer together with certain members of his family, including Ms. Cynthia L. Sullivan, our former President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 5.0% of our outstanding common stock and approximately 4.4% of our fully diluted common stock.

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

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Form of Exchange Agreement. (Incorporated by reference to exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Commission on September 15, 2017).

10.2	Master Services Agreement, dated as of July 3, 2017, between the Company and Covance, Inc. *±

10.3	Work Order, dated as of July 3, 2017, between the Company and Covance, Inc. *±

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language) filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements. *

*Filed herewith.

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

IMMUNOMEDICS, INC.

November 9, 2017	By:	/s/ Michael R. Garone
Michael R. Garone
Principal Executive Officer, Vice President
Finance, and Chief Financial Officer